Form 10-K405
BRYN MAWR BANK CORP
filed 1995-03-31
CIK 802681

                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-K
(Mark One)
[X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required] for the fiscal year ended
   December 31, 1994 or
[ ]Transition report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 [No fee Required] for the transition period from_______________ to________________

  Commission file number 0-15261.
                        --------

                           BRYN MAWR BANK CORPORATION
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                23-2434506
-------------------------------------               --------------
  (State of other jurisdiction of        (I.R.S. Employer Identification Number)
   Incorporation or Organization)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania                    19010
---------------------------------------------                    ------
  (Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number,including area code)           (610) 525-1700
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
     Title of each class                          which registered
     -------------------                     ------------------------
            NONE                                       NONE

       Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock ($1 par value)
 -----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes       X             No
          -----------            ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     1 of 2

 The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $36,091,770 on March 15, 1995.

As of March 15, 1995, 1,093,690 shares of common stock were outstanding.

Documents Incorporated by Reference:  Parts I, II and IV - Portions of
-----------------------------------
Registrant's Annual Report to Shareholders for the year ended December 31, 1994, as indicated, Part III - Definitive Proxy Statement of Registrant filed with the Commission pursuant to Regulation 14A.



*Registrant does not admit by virtue of the foregoing that its officers and directors are "affiliates" as defined in Rule 405 and does not admit that it controls the shares Registrants voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on pages 33 through 34.  There are 38 pages in this report.



                                     2 of 2

                                   Form 10-K

                          Bryn Mawr Bank Corporation

                                     Index

Item No.                                                        Page
--------
                                    Part I

     1.  Business...............................................  3
     2.  Properties............................................. 23
     3.  Legal Proceedings...................................... 26
     4.  Submission of Matters to a Vote of Security Holders.... 26

                                    Part II

     5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.................................... 27
     6.  Selected Financial Data................................ 27
     7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................... 27
     8.  Financial Statements and Supplementary Data............ 27
     9.  Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................... 28

                                    Part III

    10.  Directors and Executive Officers of Registrant......... 28
    11.  Executive Compensation................................. 32
    12.  Security Ownership of Certain Beneficial Owners and
         Management............................................. 32
    13.  Certain Relationships and Related Transactions......... 32

                                    Part IV

    14.  Exhibits, Financial Statement Schedules and Reports
         on Form 8-K............................................ 33


UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 15, 1995

                                     PART I
                                     ------

                               ITEM 1.  BUSINESS
                               -----------------

                                    GENERAL
                                    -------
BRYN MAWR BANK CORPORATION
--------------------------

     Bryn Mawr Bank Corporation (the "Corporation"), hereinafter sometimes referred to as the Registrant, was incorporated under the laws of the Commonwealth of Pennsylvania on August 8, 1986. The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"). On January 2, 1987, under a Plan of Reorganization, the Corporation acquired all of the issued and outstanding shares of The Bryn Mawr Trust Company (the "Bank"), through an exchange of three shares of the Corporation stock for each share of Bank stock issued.

THE BRYN MAWR TRUST COMPANY
---------------------------

     The Bank, the principal subsidiary of the Corporation, is a state chartered bank subject to the Pennsylvania Banking Code of 1965, as amended, and was incorporated under the laws of the Commonwealth of Pennsylvania on March 25, 1889. The Bank is engaged in general commercial and retail banking business, providing basic banking services as well as a full range of trust services.

OPERATIONS OF BRYN MAWR FINANCIAL SERVICES, INC. AND PROFIT RESEARCH CONSULTING, INC. ARE DISCONTINUED.

     Bryn Mawr Financial Services, Inc. ("BMFS") and Profit Research Consulting Inc. ("PRC") were formed to provide counter-cyclical fee income to the Corporation of a different nature than the predominately interest income earned by the Bank. During 1992 the Corporation's management evaluated the financial performance and the current and estimated future additional capital requirements of these entities. Based on that evaluation, the Corporation's management determined to dissolve PRC and discontinue the operations of BMFS. However, the Corporation may again commence the operations of BMFS at a future time.

SUMMARY
-------
     The Corporation will concentrate its resources to expand the Bank's market penetration by providing superior deposit, lending, trust and other banking services to its existing customers and obtain additional customers in its market in Montgomery, Delaware and Chester counties of Pennsylvania and to successfully address the other challenges in the Bank's ever changing competitive market.

                                   OPERATIONS
                                   ----------
BRYN MAWR BANK CORPORATION
--------------------------

     The Corporation had no active staff as of December 31, 1994 and conducted no activities other than those activities through its banking subsidiary, except for the leasing of two properties, owned by Corporation, to the Bank, as discussed in Item 2. Properties.

     A complete list of directors and officers of the Corporation, as of February 1, 1995 is incorporated by reference to page 36 and the inside of the back cover of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994.

THE BRYN MAWR TRUST COMPANY
---------------------------

     The Bank is engaged in general, commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of trust services including estate administration, investment advisory services, pension and profit sharing administration and personal financial planning, including tax preparation. As of December 31, 1994, the market value of assets administered by the Bank's Trust Division was $799,846,000.

     After expanding its mortgage origination operations in 1992 and 1993 in response to the demand for mortgage loans created by falling interest rates, the Bank's mortgage origination operation contracted during 1994 as interest rates increased during the year. As of March 1995, the Bank has five commissioned mortgage originators. The Bank originated and sold $39,109,000 in residential mortgages to the secondary market in 1994 compared to $108,685,000 originated and sold in 1993. Net gains and loan fee income amounted to $591,000 in 1994 compared to $1,990,000 in 1993. During 1992 the Bank originated and sold in excess of $93,000,000 in residential mortgage loans, generating

$1,302,000 in related loan fee income, net of related loan sale losses. The operations and data processing support for the banking services provided by the Bank were supplied by Financial Institution Outsourcing, a division of Mellon Bank, N. A. under a five-year servicing contract, expiring December 31, 1995 which is incorporated by reference into the Corporation's 10-K, filed with the Securities and Exchange Commission (the "Commission") on March 26, 1991. In November 1993, Mellon Bank sold its outsourcing division to FISERV, Inc., an outsourcing data processing company located in Brookfield, IL. The Bank renegotiated its licensing and servicing agreement with FISERV in 1994 for the in-house data processing systems commencing in the fourth quarter of 1995.

     At December 31, 1994, the Bank had 182 full time and 29 part time employees, including 71 officers, equalling 196 full time equivalent staff.

                      SOURCES OF THE CORPORATION'S REVENUE
                      ------------------------------------


     The following table shows the percentage of consolidated revenues by major source generated by the Corporation from the activities indicated below.


                                             Year Ended December 31,
                                    ----------------------------------------
                                    1994     1993     1992     1991     1990
                                    ----     ----     ----     ----     ----
Commercial Loans                    14%      12%      12%      12%      14%
Mortgage and Construction Loans     15       16       23       29       36

Consumer Loans                      25       24       26       24       22

Home Equity/Line of Credit           3        2       2         3        4

Securities                          13       12       10        8        5

Federal Funds Sold                   1        1        2        4        2
                                    ---      ---     ---      ---      ---

Total Interest Income               71       67       75       80       83

Trust Services                      16       15       14       12       10

Other Income *                      13       18       11        8        7
                                   ---      ---      ---      ---      ---

Total Revenues                     100%     100%     100%     100%     100%
                                   ====     ====     ====     ====     ====


* There were no revenues generated by BMFS and PRC during 1994 or 1993. All revenues were generated by the Bank during 1994 and 1993. Revenues generated by BMFS and PRC aggregated 1.3%, 1.0% and 0.7% in 1992, 1991, and 1990 respectively.

                            STATISTICAL INFORMATION
                            -----------------------

     The statistical information required in this Item I is incorporated by reference to the information appearing in Corporation's Annual Report to Shareholders for the year ended December 31, 1994, as follows:

Disclosure Required by Industry               Reference to the Corporation's
-------------------------------               ------------------------------
Guide 3                                       1994 Annual Report
-------                                       ------------------

  I. Distribution of Assets, Liabilities
     and Stockholders Equity; Interest
     Rates and Interest Differential

     A.   Average balance sheets, interest-
          income and expense; average rates
          earned/paid . . . . . . . . . . . . Analyses of Interest Rates and
                                              Interest Differential (page 12)

     B.   Rate/Volume Differentials . . . . . Rate/Volume Analyses (page 13)

     C.   Non-Accrual Policy. . . . . . . . . Loan Portfolio and Non-performing
                                              Asset Analysis (page 17)

     D.   Interest Rate Sensitivity
          Analysis. . . . . . . . . . . . . . Interest Rate Sensitivity
                                              Analysis (page 20)

 II. Investment Portfolio

     A.   Book Values . . . . . . . . . . . . Notes to Consolidated Financial
                                              Statements, Note 3 (page 27)

     B.   Maturities. . . . . . . . . . . . . Notes to Consolidated Financial
                                              Statements, Note 3 (page 27)


III. Loan Portfolio

     A.   Types of Loans. . . . . . . . . . . Loan Portfolio (page 16)

     B.   Maturities and Sensitivity to
          changes in Interest Rates . . . . . Loan Portfolio - Maturity
                                              distribution (page 16)
                                              Interest Rate Sensitivity
                                              Analysis (page 20)

     C.   Non-Performing assets . . . . . . . Non-Performing Assets (page 19)

Disclosure Required by Industry               Reference to the Corporation's
-------------------------------               ------------------------------
Guide 3                                       1994 Annual Report
-------                                       ------------------


 IV. Summary of Loan Loss Experience

     A.   Analysis of Loss Experience . . . . Allowance for Possible Loan
                                              Losses (page 13)

     B.   Allocation of Allowance for
          Loan Losses . . . . . . . . . . . . Allocation of the Allowance
                                              for Possible Loan Losses
                                              (page 14)
  V. Deposits

     A.   Average Deposits. . . . . . . . . . Average Daily Balances of
                                              Deposits (Page 18)


     B.   Maturity tables and outstanding
          balances, deposits $100,000 or
          more. . . . . . . . . . . . . . . . Maturity of Certificates of
                                              Deposit of $100,000 or
                                              Greater (page 18)

 VI. Return on Equity and Assets. . . . . . . Selected Financial Data (page 9)

                                  COMPETITION
                                  -----------

     The Corporation's principal purpose is to hold the stock of the Bank and the Corporation's other subsidiaries. Therefore, there is presently no market place nor competition for the Corporation since it does not conduct competitive business activity other than through its subsidiaries.

      The Bank's market area is primarily located in portions of Delaware, Montgomery and Chester Counties, located in southeastern Pennsylvania. The greatest concentration of activity is within a limited radius of Bryn Mawr, Pennsylvania, the site of the Bank's main banking office. The Bank also has four full service branch offices located in Havertown, Wayne, Wynnewood and Paoli, Pennsylvania. In addition, there are four limited service facilities located in life care communities in Waverly Heights, Martins Run, the Quadrangle and Bellingham and a limited service branch located in Radnor Corporate Center in Montgomery, Chester and Delaware Counties. There is also an automatic teller machine location at Villanova University.

          The banking business is highly competitive and the Bank competes not only with other commercial banks but it also experiences competition from savings and loan associations and credit unions for deposits and loans as well as from consumer finance companies, mortgage companies, insurance companies, stock brokerage companies and other entities providing one or more of the services and products offered by the Bank. All of these organizations must be considered competitors of the Bank.

                           SUPERVISION AND REGULATION
                           --------------------------

     Bank holding companies, such as the Corporation, and its subsidiaries, including the Bank, are extensively regulated under both federal and state law. To the extent that the following information describes statutory provisions and regulations which apply to the Corporation and its subsidiaries, it is qualified in its entirety by reference to those statutory provisions and regulations.

                         Regulation of the Corporation
                         -----------------------------

The Bank Holding Company Act
----------------------------

     The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. The Corporation and its non-bank subsidiaries are subject to the supervision of the Federal Reserve Board and the Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations which implement the Act. The Federal Reserve Board also conducts inspections of the Corporation and each of its non-banking subsidiaries.

     The Act prohibits the Federal Reserve Board from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. Pennsylvania law permits bank holding companies located in any state to acquire Pennsylvania banks and bank holding companies, provided that the home state of the acquiring company has enacted "reciprocal" legislation. In this context, reciprocal legislation is generally defined as legislation that expressly authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in another state on terms and conditions substantially no more restrictive than those applicable to such an acquisition in Pennsylvania by a bank holding company located in the other state.

     The Act requires each bank holding company to obtain prior approval by the Federal Reserve Board before it may acquire (i) direct or indirect ownership or control of more than 5% of the voting shares of any company, including another bank holding company or a bank, unless it already owns a majority of such voting shares, or (ii) all, or substantially all, of the assets of any company. The Act provides that the Federal Reserve Board shall not approve any acquisition by a bank holding company of more than 5% of the voting shares or substantially all of the assets of a bank located outside of the state in which the operation of the holding company's bank subsidiaries are principally conducted, unless such acquisition is specifically authorized by a statute of the state in which the bank whose shares are to be acquired is located.

     The Act also prohibits a bank holding company from engaging in, or from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or to managing or controlling banks as to be appropriate. The Federal Reserve Board has by regulation determined that certain activities are so closely related to banking or to managing or controlling banks, so as to permit bank holding companies, such as the Corporation, and its subsidiaries formed for such purposes, to engage in such activities, subject to obtaining the Federal Reserve Board's approval in certain cases. These activities include operating a mortgage, consumer finance, credit card or factoring company, servicing and brokering loans and other extensions of credit, providing certain investment and financial consulting advice, leasing personal property, providing certain bookkeeping or financially oriented data processing services, acting as an insurance agent for certain types of credit-related insurance and discount brokerage. The Corporation, through its subsidiary, BMFS, did engage in brokering loans for the Bank and others for a fee as well as real estate appraisal activities and, through its subsidiary, PRC, engaged in providing financial consulting services to non-affiliated banks and non-bank depository institutions, but as noted above, these operations have been discontinued.

     The Act further provides that the Federal Reserve Board shall not approve any such acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transactions are clearly outweighed by the public interest and the probable effect of the transaction in meeting the convenience and needs of the communities to be served.

     Under the Act, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension or provision of credit, lease or sale of property or furnishing any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or any other subsidiaries of its bank holding company or on the condition that the customer refrain from obtaining credit or service from a competitor of its bank holding company. Further, the Bank, as a subsidiary bank of a bank holding company, such as the Corporation, is subject to certain restrictions on any extensions of credit it provides to the Corporation or any of its non-bank subsidiaries, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

     In addition, the Federal Reserve Board may issue cease and desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve Board also regulates certain debt obligations and changes in control of bank holding companies.

     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources, including capital funds during periods of financial stress, to support each such bank. Although this "source of strength" policy has been challenged in litigation, the Federal Reserve Board continues to take the position that it has the authority to enforce it. Consistent with its "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the company's capital needs, asset quality and overall financial condition.

Financial Institutions Reform, Recovery and Enforcement Act
-----------------------------------------------------------

     Following enactment by the United States Congress, on August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") became law. Although the more significant provisions of FIRREA relate to promoting the economic viability of thrift institutions through more stringent capital requirements and changes to the regulatory structure of such institutions, FIRREA also contains provisions that directly affect banks and bank holding companies, such as the Corporation. First, FIRREA abolished the Federal Savings and Loan Insurance Corporation and required the Federal Deposit Insurance Corporation (the "FDIC") to establish two separate funds, the Bank Insurance Fund ("BIF") to insure banks and the Savings Association Insurance Fund ("SAIF") to insure savings and loan associations. Second, FIRREA amended the Act to permit bank holding companies to acquire thrift institutions. Prior to FIRREA, bank holding companies were permitted to acquire only failing thrift institutions. FIRREA also abolished the restrictions on tandem operations of acquired thrift institutions and the in-state preference for acquisitions of failing thrifts. Finally, FIRREA enhanced the authority of the regulatory authorities over financial institutions, including banks and bank holding companies, to regulate more effectively with the entire structure of a bank holding company.

     Federal law also grants to federal banking agencies the power to issue cease and desist orders when a depository institution or a bank holding company or an officer or director thereof is engaged in or is about to engage in unsafe and unsound practices. The Federal Reserve Board may require a bank holding company, such as the Corporation, to discontinue certain of its activities or activities of its other subsidiaries, other than the Bank, or divest itself of such subsidiaries if such activities cause serious risk to the Bank and are inconsistent with the Bank Holding Company Act or other applicable federal banking laws.

         Federal Deposit Insurance Corporation Improvement Act of 1991
         -------------------------------------------------------------

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") is legislation designed to reform and provide funding for the deposit insurance system by, among other things, requiring early intervention and closure of troubled institutions by the regulatory authorities and the resolution of failed institutions on the least-cost basis.

     The FDICIA substantially alters the deposit insurance assessment process. The requirement that the FDIC provide at least sixty (60) days notice before requiring changes to the semiannual insurance assessment has been removed and the FDIC has the ability to change deposit insurance assessment rates much more rapidly than in the past.

FDICIA grants the FDIC the authority to impose special "emergency" assessments on member banks at any time if necessary to pay interest or principal on borrowings or for other appropriate purposes. The FDICIA also requires the FDIC to establish a risk-based assessment system for the deposit insurance funds no later than January 1, 1994. In addition, the FDICIA establishes capital categories, such as, "well-capitalized", adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the guidelines currently issued by the regulators, the Bank is considered "well-capitalized".

     FDICIA also requires the regulators to place a financial institution under more intense scrutiny if its capital falls into a lower capital category. In addition, FDICIA restricts the liquidity that is available, through the Federal Reserve discount window, to troubled financial institutions and increases the scope of the regulatory authorities supervisory powers over financial institutions, including the Bank and Corporation.

     Pursuant to federal law, federal regulatory authorities review the performance of the Corporation and their subsidiaries in meeting the credit needs of the communities served by the Bank. The applicable federal regulatory authority considers compliance with this law in connection with applications for, among other things, approval of branches, branch relocations and acquisitions of banks and bank holding companies.

                  Pennsylvania Laws Affecting the Corporation
                  -------------------------------------------

Pennsylvania Anti-Takeover Legislation
--------------------------------------

     The Corporation is also subject to the Pennsylvania Business Corporation Law of 1988, as amended and the general business and other laws of the Commonwealth of Pennsylvania regulating corporations.

     The Pennsylvania Legislature passed the Pennsylvania Anti-Takeover Law Act 36 of the 1990 Pennsylvania Legislature ("Act 36") on April 27, 1990 which adds additional provisions to and amends the law of Pennsylvania concerning business corporations (the "Corporation Law"). Specifically, Act 36 (i) modifies and limits the fiduciary obligations of a corporation's directors, withholds voting rights from control shares of corporation stock until consent of the Corporation's independent shareholders is obtained at a shareholders meeting, prevents "green mail" by providing for disgorgement of certain profits by a control person or group within eighteen (18) months after an attempt to acquire control of a corporation. Act 36 also provides for severance compensation for certain terminated employees following control share acquisitions, and regulates the effect of certain business combinations on labor contracts.

     Act 36, which is the Legislature's response to the large volume of hostile takeovers over recent years, contains provisions which permitted a corporation's board of directors to "opt-out" of certain provisions of the Act by explicitly amending the corporation's by-laws on or before July 26, 1990. On July 20, 1990, the Corporation's Board amended the Corporation's By-Laws to explicitly opt-out of the provisions of Act 36 which modify and limit a director's fiduciary duty to the Corporation, withhold voting rights from "control shares" of the Corporation stock, and provide for disgorgement of certain profits on certain shares of the Corporation stock by a control person or group within eighteen months after an attempt to acquire the Corporation's stock. Because the Corporation's Board of Directors opted out of the provisions of Act 36 concerning fiduciary duty, control share acquisitions, and disgorgement of profits, the severance compensation and labor contract provisions of Act 36 are inapplicable to the Corporation.

     The Corporation's Board opted-out of those provisions of the Act by amending the Corporation's By-Laws because it believed and continues to believe that those provisions of the Act were not in the best economic interests of the
                                      ---
Corporation's shareholders.

In addition, the Board believes that, without those provisions of Act 36, the Board has sufficient flexibility under the applicable law to protect the interest of the shareholders. As outlined in the Corporation's definitive proxy statement for the 1992 shareholders' meeting, the Board of Directors recommended that the Corporation's shareholders ratify and approve the amendment to the Corporation's By-Laws opting out of Act 36.

                             Regulation of the Bank
                             ----------------------

     The Corporation's Pennsylvania state chartered Bank, The Bryn Mawr Trust Company, is regulated and supervised by the Pennsylvania Department of Banking (the "Department of Banking") and the FDIC. These agencies regularly examine the Bank's reserves, loans, investments, management practices and other aspects of its operations and the Bank must furnish periodic reports to these agencies. The Bank is not a member of the Federal Reserve System.

FDIC and Department of Banking Regulations
------------------------------------------

     The Bank's operations are subject to certain requirements and restrictions under federal and state laws, including requirements to maintain reserves against deposits, limitations on the interest rates that may be paid on certain types of deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. These regulations and laws are intended primarily for the protection of the Bank's depositors and customers rather than holders of the Corporation's stock.

     As a bank incorporated under and subject to Pennsylvania banking laws and insured by the FDIC, the Bank must obtain the prior approval of the Department of Banking and the FDIC before establishing a new branch banking office. Depending on the type of bank or financial institution, a merger of banks located in Pennsylvania are subject to the prior approval of one or more of the following: the Department of Banking, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency. An approval of a merger by the appropriate bank regulatory agency would depend upon several factors, including whether the merged institution is a federally insured state bank, a member of the Federal Reserve System, or a national bank. Additionally, any new branch expansion or merger must comply with geographical branching restrictions provided by state law. Beginning in 1990, the Pennsylvania Banking Code permitted Pennsylvania banks to establish branches anywhere in the state.

     The Bank is insured by the FDIC, which currently insures the Bank's deposits to a maximum of $100,000 per deposit. For this protection, each insured bank pays a semiannual statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. Current regulations provide for a minimum assessment of 23 cents per $100 of eligible deposits. A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the Bank or the Corporation.

                         Regulation of the Corporation-
                         ------------------------------
                          Government Monetary Policies
                          ----------------------------

     The earnings and operations of the Corporation and its subsidiaries are affected by the policies of regulatory authorities and legislative changes; in particular, the policies of the Federal Reserve Board in regulating the money supply and interest rates. Among the instruments used by the Federal Reserve Board to implement its objectives are open-market operations in U.S. Government securities, changes in the discount rate for member bank borrowings, changes in reserve requirements against bank deposits, and changes with respect to regulations affecting certain borrowing by banks and their affiliates.

     The monetary and fiscal policies of the Federal Reserve Board and the other regulatory agencies have had, and will probably continue to have, an important impact on the operating results of the Bank through their power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The monetary policies of the Federal Reserve Board may have a major effect upon the levels of the Bank's loans, investments and deposits through the Federal Reserve Board's open market operations in United States government securities, through its regulation of, among other things, the discount rate on borrowing of depository institutions, and the reserve requirements against depository institution deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

     The earnings of the Bank and therefore, of the Corporation are affected by domestic economic conditions, particularly those conditions in the trade area as well as the monetary and fiscal policies of the United States government and its agencies.

     The Federal Reserve Board also has authority to prohibit a bank holding company from engaging in any activity or transaction deemed by the Federal Reserve Board to be an unsafe or unsound practice. The payment of dividends could, depending upon the financial condition of the Bank or Corporation, be such an unsafe or unsound practice and the regulatory agencies have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the Bank to pay dividends in the future is presently and could be further influenced, among other things, by applicable capital guidelines discussed below or by bank regulatory and supervisory policies. The ability of the Bank to make funds available to the Corporation is also subject to restrictions imposed by federal law. The amount of other payments by the Bank to the Corporation is subject to review by regulatory authorities having appropriate authority over the Bank or Corporation and to certain legal limitations.

     The passage of additional legislation by Congress, such as FIRREA or FDICIA, authorizing additional continuing legal and regulatory supervision of financial institutions, requiring additional disclosure concerning deposit transactions and permitting more rapid increases in deposit insurance premiums may increase the cost and the operational expenses even for efficiently run and well-capitalized financial institutions and may adversely affect the profit margins of the Bank and the Corporation.

Risk Based Capital Guidelines
-----------------------------

     The Federal Reserve Board has promulgated certain "Risk Based Capital Guidelines" which more narrowly define bank capital, as it relates to assets, than do prior regulatory guidelines. Under the new guidelines, various types of Corporation assets are assigned risk categories and weighted based on their relative risk. In addition, certain off balance sheet items are translated into balance sheet equivalents and also weighted according to their potential risk. The sum of both of these asset categories, referred to as Total Risk Weighted Assets, is then compared to the Corporation's total capital, providing a Tier I Capital Ratio, under the new guidelines. A Tier II capital ratio is also computed for the Corporation, adding an allowable portion of the loan loss reserve to capital. Both the Tier I and Tier II ratios of the Corporation are in excess of those minimum capital ratios required as of December 31, 1994 by the regulators. The focus of the guidelines is to measure the Corporation's capital risk. The guidelines do not explicitly take into account other risks, such as interest rate changes or liquidity.

     The Bank in its normal business originates off-balance sheet items, such as outstanding loan commitments and standby letters of credit. The Bank makes loan commitments to borrowers to assure the borrower of financing by the Bank for a specified period of time and/or at a specified interest rate. The obligation to the Bank, pursuant to an unfunded loan commitment, is limited by the terms of the commitment letter issued by the Bank to each borrower. The Bank carefully reviews outstanding loan commitments on a periodic basis. A standby letter of credit is an instrument issued by the Bank which represents an obligation to make payments on certain transactions of its customers. The Bank carefully evaluates the creditworthiness of each of its letter of credit customers. The Corporation carefully monitors its risks as measured by the Risk Capital Guidelines and seeks to adhere to the Risk Capital Guidelines.

                  Governmental Policies and Future Legislation
                  --------------------------------------------

     From time to time, various proposals are made in the United States Congress as well as Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of bank organizations. Among current proposals of significance to the Corporation or its subsidiaries are the continued liberalization of the restrictions on the acquisition of out-of-state banks by bank holding companies, the expansion of the powers of banks and thrift institutions, the liberalization of the restrictions upon the activities in which bank holding companies may engage, the imposition of limitations on interest rates and service charges, certain consumer legislation and the requirement to provide certain basic banking services. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of the Corporation or its subsidiaries, especially the Bank.

Subsidiaries
------------

     BMFS and PRC, as subsidiaries of the Corporation, are also subject to regulation and examination by the Federal Reserve Board and must file periodic reports with the Federal Reserve Board. As noted above, the operations of these subsidiaries of the Corporation, are being discontinued.

                              ITEM 2.  PROPERTIES
                              -------------------

     The headquarters of the Corporation and the main office of the Bank are located in a three story stone front office building, consisting of approximately 37,000 net usable square feet, located at the main intersection of Bryn Mawr, Pennsylvania, at Lancaster Avenue and Bryn Mawr Avenue. The main office of the Bank has been located in Bryn Mawr since its founding in 1889.
The Corporation acquired two additional properties during 1988. The first property, contiguous to the Bank's main office, houses an expanded drive-up facility and a new meeting room. The second property, located in Bryn Mawr, became the new location of the Bank's Trust Division in mid-December, 1989.
Both properties are subject to mortgages as outlined in Note 6 of the Corporation's financial statements on page 28 of its Annual Report and incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission pursuant to Regulation 14A. The Corporation's other
properties are owned free and clear of all liens and encumbrances.    Below is
a schedule of all properties owned or leased by the Corporation or its subsidiaries.

The Bank:
--------

                                                             Date Acquired
Current Banking Office                Address                  or Opened
----------------------                -------              -----------------
Main Office and Principal      801 Lancaster Avenue              1889
Place of Business (owned)      Bryn Mawr, PA 19010

Branch Office/Operations       330 E. Lancaster Avenue           1985
Center (owned)                 Wayne, PA 19087

Branch Office/Admin.           18 W. Eagle Road                  1987
Office (owned)                 Havertown, PA 19083

Branch Office (owned)          312 E. Lancaster Avenue           1979
                               Wynnewood, PA 19096

Branch Office (owned)          N.E. Corner of Lancaster          1986
                               and Greenwood Avenues
                               Paoli, PA  19301

Branch Office (leased)         The Quadrangle (1)                1989
month to month basis           3300 Darby Road
                               Haverford, PA 19041-1095

Branch Office (leased)         Waverly Heights, Ltd. (1)         1986
month to month basis           Life Care Community
                               Gladwyne, PA 19035

Branch Office (leased)         Martins Run (1)                   1987
month to month basis           Life Care Community
                               11 Martins Run
                               Media, PA 19063

Branch Office (leased)         Bellingham (1)                    1991
month to month basis           1615 East Boot Road
                               West Chester, PA 19380

Temporary Agency Remote        Villanova University              1969
Facility                       Campus (2)
                               Villanova, PA 19085

Branch Office (leased)         Radnor Corporate Center           1990
through December 18, 1995      Three Radnor Corporate
                               Center Radnor, PA  19087 (3)


The Corporation:
----------------

                                                             Date Acquired
Other Facilities                      Address                  or Opened
----------------                      -------              -----------------

Walk-in Lobby, Drive-up        813 Bryn Mawr Avenue              1988
Windows, Meeting Room          Bryn Mawr, PA 19010 (4)
(owned)

Office Building (owned)        10 Bryn Mawr Avenue               1988
                               Bryn Mawr, PA 19010 (5)

  (1) This branch office has been established primarily to meet the needs of the residents of the Life Care Community in which it is located.

  (2) This temporary agency remote facility consists of two automatic teller machines primarily for the use of staff and students.

  (3) This limited service branch is on the lobby level of a building located in a five building office complex and has been established primarily to meet the needs of the occupants of this office building complex. The lease is for 1102 square feet of space and expires on December 18, 1995.

  (4) This property is contiguous to the Bank's main office, originally housed a gas station, which was demolished. This property houses a walk-in lobby, expanded drive-up facility and a new meeting room, put in service in August, 1990.

  (5) This property became the new location of the Bank's Trust Division, in mid-December, 1989. The Corporation leased the property to the prior owners on a month-to-month basis through June, 1989.

                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

     Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their business.



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders which is required to be disclosed pursuant to the instructions contained in the form for this report.

                                    PART II
                                    -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                        AND RELATED STOCKHOLDER MATTERS
                        -------------------------------

          The information required by this Item 5 is incorporated by reference to the information appearing under the caption "Price Range of Shares" on page 21 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994.

                        ITEM 6.  SELECTED FINANCIAL DATA
                        --------------------------------

          The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 9 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994.


           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

          The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Result of Operations" on pages 10 to 21 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             ----------------------------------------------------

          The financial statements and the auditor's report thereon and supplementary data required by this Item 8 are incorporated by reference on pages 22 to 35 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1994.

           ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

          There were no matters which are required to be disclosed in this Item 9 pursuant to the instructions contained in the form for this report.

                                    PART III
                                    --------
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

          The information with respect to Directors of the Corporation is incorporated by reference on pages 5 through 7 of the definitive proxy statement of the Corporation filed with the Securities and Exchange Commission pursuant to Regulation 14A.

          Executive Officers of the Corporation.  Below is certain information
          -------------------------------------
with respect to the executive officers of the Corporation and Bank as of March 3, 1995:

                                 AGE AS OF          OFFICE WITH THE
       NAME                    MARCH 3, 1995    CORPORATION AND/OR BANK
       ----                    -------------    -----------------------

Robert L. Stevens                    57         President and Chief
                                                Executive Officer and
                                                Director of Corporation
                                                and Bank

Samuel C. Wasson, Jr.                56         Secretary and Director of
                                                Corporation and Bank and
                                                Executive Vice
                                                President of Bank - Loans

Joseph W. Rebl                       50         Treasurer of Corporation
                                                and Senior Vice President
                                                and Treasurer of Bank -
                                                Finance

Robert J. Ricciardi                  46         Vice President of the
                                                Corporation and Executive
                                                Vice President of
                                                Bank - Community Banking

Paul M. Kistler, Jr.                 58         Senior Vice President of
                                                Bank- Human Resources,
                                                Facilities and Marketing

Thomas M. Petro                      36         Senior Vice President of
                                                Bank- Operations

Richard I. Sichel                    49         Senior Vice President of
                                                Bank- Trust

Joseph G. Keefer                     36         Senior Vice President of
                                                Bank- Commercial and
                                                Real Estate Lending

Donald B. Krieble                    51         Senior Vice President of
                                                Bank- Consumer Credit Services

Leo M. Stenson                       44         Vice President and Auditor
                                                of Bank

     Mr. Stevens was employed by the Bank in 1960 and elected an Assistant Treasurer in 1962. He was elected an Executive Vice President with responsibility for lending functions in 1968. He was elected a director in 1974 and was elected President and Chief Executive Officer of the Bank, effective January 1, 1980. Upon the formation of the Corporation in 1986, he was elected the President and Chief Executive Officer and a director.

     Mr. Wasson was employed by the Bank in 1966. Later that year he was elected an Assistant Treasurer. He was elected a Vice President in 1969 and in 1980 was elected Treasurer of the Bank. In 1981, Mr. Wasson was elected a Senior Vice President and elected a director of the Bank and upon the formation of the Corporation in 1986, he was elected a Vice President and director of the Corporation. In January, 1992, he was elected Secretary of the Corporation and Bank and relinquished the title of Vice President of the Corporation. In November, 1993, he was elected Executive Vice President of the Bank.

     Mr. Ricciardi was employed by the Bank in 1971 and elected an Assistant Treasurer in 1973. Mr. Ricciardi was elected an Assistant Vice President of the Bank in 1976 and a Vice President in 1981. In 1989, Mr. Ricciardi was elected Senior Vice President of Real Estate Lending. In November, 1993, he was elected Executive Vice President and assumed responsibility for the Bank's Community Banking Division.

     Mr. Rebl was employed by the Bank and elected its Comptroller in 1981. He was elected Vice President and Comptroller in 1983 and Senior Vice President in 1987. Upon the formation of the Corporation in 1986, Mr. Rebl was elected Treasurer of the Corporation. In 1992, Mr. Rebl was designated the Bank's Senior Vice President - Finance. In 1994 Mr. Rebl was designated Treasurer of the Bank.

     Mr. Kistler was retained by the Bank as a human resources consultant in November 1992 and was appointed Senior Vice President of Human Resources and Facilities in January 1993. From 1976 to 1992, Mr. Kistler was employed by Philadelphia National Bank (now merged into CoreStates Bank, N.A.) in various capacities including Senior Vice President- Human Resource manager, Secretary of the Board of Directors, CoreStates Financial Corporation as Manager and CoreSearch as a consultant.

     Mr. Petro was appointed a Vice President of the Bank in January 1992 and Senior Vice President- Operations in November, 1993. Mr. Petro was the President of PRC from its formation in June 1990 until it ceased operations in December, 1992. Formerly, since August 1986, Mr. Petro was Assistant Vice President and Manager - Banking Group of Management Science Associates, Inc. From November 1981 to August 1986, Mr. Petro was Product Manager for Mellon Bank's DataCenter.

     Mr. Sichel was employed by the Bank in September, 1992 as Group Vice President and Chief Investment Officer of the Bank's Trust Department. In November, 1993 he was elected Senior Vice President and head of the Bank's Trust Department. From 1991 until September, 1992, he was a financial consultant and portfolio manager with Merrill Lynch. From 1984 until 1990, he was Vice President- Director of Investment research with First Pennsylvania Bank. From 1977 until 1984, he was Chief Investment Officer for New Jersey National Bank.

     Mr. Keefer was employed by the Bank in March, 1991 as Vice President-Commercial Lending and was designated an executive officer of the Bank effective January 1, 1992. In June, 1994, Mr. Keefer was designated Senior Vice President of Commercial and Real Estate Lending. Mr. Keefer was employed by First Pennsylvania Bank N.A. (now merged into CoreStates Bank, N.A.) since 1980 in various lending capacities including Divisional Vice President.

     Mr. Krieble was employed by the Bank as Vice President of Consumer Services in August 1992 and was designated as Senior Vice President of Consumer Credit Lending in June, 1994. Formerly Mr. Krieble was a Senior Vice President-consumer loan administration with Meridian Bank since 1968.

     Mr. Stenson was employed by the Bank as Auditor in 1982, was elected Vice President and Auditor in 1987 and was formerly an Assistant Vice President of Western Savings Bank.

   None of the above executive officers has any family relationship with any other executive officer or with any director of the Corporation or Bank.

                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------


          The information required by this Item 11 is incorporated by reference on pages 8 through 18 of the definitive proxy statement of the Corporation, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               --------------------------------------------------
                             OWNERS AND MANAGEMENT
                             ---------------------


          The information required by this Item 12 is incorporated by reference on page 2, and pages 5 through 8 of the Corporation's definitive proxy statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------


          There were no relationships or transactions required to be disclosed in this Item 13 pursuant to the instructions contained in the form for this report, as discussed on page 15 of the Corporation's definitive proxy statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                 PART IV
                                 -------
               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               -------------------------------------------------
                            AND REPORTS ON FORM 8-K
                            -----------------------

(a)  The following exhibits are filed as a part of this report.
EXHIBIT TABLE
-------------
3 - Articles of Incorporation and By-Laws
-----------------------------------------
(A) Articles of Incorporation, effective August 8, 1986, are incorporated by reference to Form S-4 of the Registrant, No. 33-9001.
(B) By-Laws of the Registrant, as amended July 20, 1990, is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission on March 26, 1991.

4 - Instruments defining the rights of security holders
-------------------------------------------------------
Articles of Incorporation and By-Laws:  See Item 3(A) & (B) above.
10 - Material Contracts
-----------------------
(A) Agreement dated December 31, 1990, between The Bryn Mawr Trust Company and Mellon Bank, N.A. is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission on March 26, 1991.
(B) Mortgage dated December 16, 1988 between Fidelity Mutual Life Insurance Company and Bryn Mawr Bank Corporation is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission on March 28, 1990.
(C) Mortgage dated May 18, 1988 between John A. Sparta and Helen M. Sparta of the one part and Bryn Mawr Bank Corporation of the other part, is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commissions on March 28, 1990.

(D) Agreement dated December 20, 1990 between Bryn Mawr Bank Corporation and Profit Research Consulting, Inc., is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commissions on March 28, 1990.

(E) Letter of Understanding dated December 20, 1990, between Bryn Mawr Bank Corporation and Profit Research Group, Inc., is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commissions on March 28, 1990.

(F) License Agreement dated December 20, 1990, between Profit Research Consulting, Inc. and Profit Research Group, Inc., is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commissions on March 28, 1990.

(G) License Agreement dated December 30, 1994, between Bryn Mawr Bank Corporation and FIserv Cir, Inc. is incorporated by reference to into this filing of the 10-K.

13.   Annual Report to Security Holders.
      ---------------------------------

      The Registrant's 1994 Annual Report to Shareholders is filed herewith as
      Exhibit 13. Such Annual Report, except for the portions thereof that are expressly incorporated by reference herein, is only furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as a part of this Form 10-K.

22.   Subsidiaries of the Registrant.
      ------------------------------

                   Name                        State of Incorporation
                   ----                        ----------------------
      The Bryn Mawr Trust Company                   Pennsylvania
      Bryn Mawr Financial Services, Inc.            Pennsylvania
      Profit Research Consulting, Inc.              Pennsylvania

23.   Consent of Experts.
      ------------------

      Consent of Certified Public Accountants filed herewith as Exhibit 23.

27.   Financial Data Schedule
      -----------------------

      Financial Data Schedule filed herewith as Exhibit 27.

99.1  Portions of the Proxy Statement.
      -------------------------------

      Excerpts from the Registrant's Proxy Statement for its 1995 Annual Meeting to be held on April 18, 1995 are filed herewith as Exhibit 99.1.

99.2  Graphic Appendix List
      ---------------------

      Graphic Appendix List filed herewith as Exhibit 99.2

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1994.

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
             -----------------------------------------------------



The report of Independent Certified Public Accountants as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation and related notes is incorporated by reference to page 35 of the Corporation's 1994 Annual Report to Shareholders.

Consolidated Financial Statements and related notes are incorporated by reference to the Corporation's 1994 Annual Report to Shareholders, and may be found on the pages of said Report as indicated in the parenthesis:

     Balance Sheets, December 31, 1994 and 1993 (page 22)

     Statements of Income for the years ended December 31, 1994, 1993 and 1992 (page 23)

     Statements of Changes in Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992 (page 25)

     Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992 (page 24)

     Notes to Financial Statements (pages 26 to 34)

Supplementary Data:

Quarterly Results of Operations are incorporated by reference to the in formation under the caption "Selected quarterly financial data (unaudited)", in
Note 13 on page 32 of the Corporation's Annual Report to Shareholders for the fiscal years ended December 31, 1994 and 1993.

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.


Exhibits:

For information regarding exhibits, including those incorporated by reference, see pages 33 through 34 of this report.

                                 SIGNATURES
                                 ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

         NAME                        TITLE                       DATE
         ----                        -----                       ----
/s/ Robert L. Stevens
-------------------------      President and Chief          March 27, 1995
   Robert L. Stevens           Executive Officer
                               (Principal Executive
                               Officer) and Director
/s/ Joseph W. Rebl
-------------------------      Treasurer (Principal         March 27, 1995
    Joseph W. Rebl             Financial and Principal
                               Accounting Officer)


-------------------------      Director                     March   , 1995
    Darrell J. Bell

/s/ Richard B. Cuff
-------------------------      Director                     March 29, 1995
    Richard B. Cuff

/s/ Warren W. Deakins
-------------------------      Director                     March 29, 1995
   Warren W. Deakins

/s/ Eleanor Carson Donato
-------------------------      Director                     March 29, 1995
 Eleanor Carson Donato

/s/ Thomas J. Farrell, Jr.
-------------------------      Director                     March 27, 1995
Thomas J. Farrell, Jr.


-------------------------      Director                     March   , 1995
    Peter H. Havens

/s/ Sherman R. Reed, 3rd
-------------------------      Director                     March 30, 1995
 Sherman R. Reed, 3rd

         NAME                          TITLE                     DATE
         ----                          -----                     ----

-------------------------      Director                     March   , 1995
    Phyllis M. Shea

/s/ B. Loyall Taylor, Jr.
-------------------------      Director                     March 30, 1995
 B. Loyall Taylor, Jr.

/s/ Samuel C. Wasson, Jr.
-------------------------      Director                     March 29, 1995
 Samuel C. Wasson, Jr.

/s/ Thomas A. Williams
-------------------------      Director                     March 29, 1995
   Thomas A. Williams