Form 10-Q
period 1995-03-31
BRYN MAWR BANK CORP
filed 1995-05-12
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended March 31,1995                          Commission File Number
                  -------------                                 0-15261
                                                                -------
                          Bryn Mawr Bank Corporation

- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Pennsylvania                                       23-2434506
- -------------------------------                              ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           identification No.)



    801 Lancaster Avenue, Bryn Mawr, Pennsylvania                          19010
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                          (ZipCode)



Registrant's telephone number, including area code                (610) 525-1700
                                                  ------------------------------


                                Not Applicable
- --------------------------------------------------------------------------------
Former name, former address and fiscal year, if changed since last report.



Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X        No
                               -----        -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


     Class                                 Outstanding at May 10, 1995
- -----------------------
Common Stock, par value $1                         1,093,690

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES


                                   FORM 10-Q

                         QUARTER ENDED MARCH 31, 1995

                                     INDEX




PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENT

     Consolidated Statements of Income for Three
          Months Ended March 31, 1995 and 1994...........................Page 1


     Consolidated Balance Sheets as of March 31, 1995,
          December 31, 1994 and March 31, 1994...........................Page 2


     Consolidated Statements of Cash Flows For the Three
          Months Ended March 31, 1995 and 1994...........................Page 3


     Notes to Consolidated Financial Statements..........................Page 4


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................Page 6



PART II - OTHER INFORMATION.............................................Page 12

ITEM 1.                 PART I. FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                             Three Months Ended
                                                             March 31
                                                                1995       1994
                                                              -------    -------
INTEREST INCOME:
   Interest and fees on loans..............................$   4,698  $   3,726
   Interest on federal funds sold..........................       85         97
   Interest on interest bearing deposits with banks........        4         10
   Interest and dividends on investment securities:
     U.S. Treasury securities..............................      553        741
     Obligations of states and political subdivisions......      160        184
     Dividend income.......................................       16         14
                                                              -------    -------
Total interest income......................................    5,516      4,772

Interest expense on deposits...............................    1,594      1,257
                                                              -------    -------
Net interest income........................................    3,922      3,515
Loan loss provision........................................      125        125
                                                              -------    -------
Net interest income after loan loss provision..............    3,797      3,390
                                                              -------    -------

OTHER INCOME:
   Fees for Trust services.................................    1,264      1,200
   Service charges on deposits.............................      235        273
   Other service charges, commissions and fees.............      270        259
   Net gain on sale of loans...............................       41        247
   Net gain on sale of other real estate owned.............       55         45
   Other operating income..................................      169        241
                                                              -------    -------
Total other income.........................................    2,034      2,265
                                                              -------    -------

OTHER EXPENSES:
   Salaries and wages......................................    1,829      1,854
   Employee benefits.......................................      410        497
   Occupancy and bank premises.............................      326        354
   Furniture, fixtures, and equipment......................      217        197
   Other operating expenses................................    1,509      1,430
                                                              -------    -------
Total other expenses.......................................    4,291      4,332
                                                              -------    -------
Income before income taxes.................................    1,540      1,323
Applicable income taxes....................................      450        378
                                                              -------    -------
Net Income.................................................$   1,090  $     945
                                                              =======    =======

Earnings per average common share:
   Net income..............................................    $1.00      $0.87
   Cash dividends declared.................................    $0.25      $0.15
Average number of shares outstanding.......................1,093,690  1,088,610

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q
                                    Page 1

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                         March 31,       December 31,       March 31,
                                                                           1995           1994               1994
                                                                       (Unaudited)                        (Unaudited)
                                                                     -------------------------------------------------
ASSETS
Cash and due from banks.........................................     $ 19,136          $ 19,353           $ 22,600
Interest bearing deposits with banks............................           61             1,584                 29
Federal funds sold..............................................       13,152             9,500             12,560
Investment securities available for sale, at market (amortized cost of $59,594, $59,995 and $80,013 as of March 31, 1995,
    December 31, 1994 and March 31, 1994, respectively).........       58,959            58,563             79,909
Loans:
    Consumer....................................................       75,588            76,828             53,083
    Commercial..................................................       52,516            54,631             49,834
    Real Estate.................................................       96,454            97,279             87,606
                                                                      -------           -------            -------
      Total loans...............................................      224,558           228,738            190,523
    Less: Allowance for possible loan losses....................       (3,633)           (3,618)            (3,699)
                                                                      -------           -------            -------
      Net loans.................................................      220,925           225,120            186,824
                                                                      -------           -------            -------
Premises and equipment, net.....................................       11,629            11,383             11,150
Accrued interest receivable.....................................        1,907             1,999              1,772
Other real estate owned.........................................        3,198             3,475              3,489
Other assets....................................................        1,857             2,203              2,191
                                                                      -------           -------            -------
      Total assets..............................................     $330,824          $333,180           $320,524
                                                                      =======           =======            =======

LIABILITIES
Deposits:
    Demand, noninterest-bearing.................................     $ 67,175          $ 83,142           $ 65,837
    Savings.....................................................      163,613           176,375            179,842
    Time........................................................       66,884            41,820             44,529
                                                                      -------           -------            -------
      Total deposits............................................      297,672           301,337            290,208

Other liabilities...............................................        4,663             4,697              4,949
                                                                      -------           -------            -------
      Total liabilities.........................................      302,335           306,034            295,157
                                                                      -------           -------            -------

SHAREHOLDERS' EQUITY
Common stock, par value $1; authorized 5,000,000 shares; issued
    1,245,100 shares as of March 31, 1995 and December 31, 1994 and 1,240,020 shares as of March 31, 1994 and outstanding
    1,093,690 shares as of March 31,  1995 and December 31, 1994
    and 1,088,610 as of March 31, 1994..........................        1,245             1,245              1,240
Paid-in capital in excess of par value..........................        5,559             5,559              5,439
Unrealized investment appreciation
    (depreciation) net of deferred income taxes.................         (419)             (945)               (43)
Retained earnings...............................................       23,643            22,826             20,270
                                                                      -------           -------            -------
                                                                       30,028            28,685             26,906
Less: Common stock in treasury at cost -- 151,410 shares........       (1,539)           (1,539)            (1,539)
                                                                      -------           -------            -------
    Total shareholders' equity..................................       28,489            27,146             25,367
                                                                      -------           -------            -------
    Total liabilities and shareholders' equity..................     $330,824          $333,180           $320,524
                                                                      =======           =======            =======

The accompanying notes are an integral part of consolidated financial statements.

                                   Form 10-Q
                                    Page 2

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                                                  Three Months Ended
                                                                                        March 31
                                                                                ------------------------
                                                                                  1995            1994
                                                                                ---------      ---------

OPERATING ACTIVITIES:
Net Income..............................................................        $  1,090       $    945
Adjustments to reconcile net income to net cash provided by operating activities:

  Provision for loan losses.............................................             125            125
  Provision for depreciation and amortization...........................             241            201
  Gain on sale of other real estate owned...............................             (55)             0
  Loans originated for resale...........................................          (5,784)       (21,400)
  Proceeds from loans sold..............................................           9,691         20,258
  Gain on sale of loans.................................................             (41)          (247)
  Provision for (reduction in) deferred income taxes....................             (54)          (122)
  Decrease in taxes receivable..........................................             505            105
  Decrease in interest receivable.......................................              92            118
  Increase in interest payable..........................................             510            160
  Other.................................................................            (908)        (1,027)
                                                                                 -------        -------
    Net cash (used) provided by operating activities....................           5,412           (884)
                                                                                 -------        -------

INVESTING ACTIVITIES:
Purchases of investment securities......................................              37         (8,215)
Proceeds from maturity of fixed income securities.......................             410          8,287
Loan repayments, net of loan originations...............................           6,755          7,342
Loan purchased (dealer loans)...........................................          (6,551)        (4,786)
Purchases of premises and equipment.....................................            (459)          (224)
Proceeds from disposition of other real estate owned....................             332            360
                                                                                 -------        -------
    Net cash used by investing activities...............................             524          2,764
                                                                                 -------        -------

FINANCING ACTIVITIES:
Net increase in demand and savings deposits.............................         (28,729)        (1,559)
Net decrease in time deposits...........................................          25,064            693
Dividends paid..........................................................            (273)          (162)
Repayment of mortgage debt..............................................             (12)           (19)
                                                                                 -------        -------
    Net cash provided by financing activities...........................          (3,950)        (1,047)

                                                                                 -------        -------
Decrease in cash and cash equivalents...................................           1,986            833
Cash and cash equivalents at beginning of period........................          30,437         34,356
                                                                                 -------        -------
Cash and cash equivalents at end of period..............................          32,423       $ 35,189
                                                                                 =======        =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid.....................................................        $      0       $    255
  Interest paid.........................................................        $  1,084       $  1,097

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q
                                    Page 3

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994



1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of March 31, 1995 and 1994, the consolidated statements of cash flows for the three month periods ended March 31, 1995 and 1994 and the related consolidated statements of income for the three month periods ended March 31, 1995 and 1994 are unaudited. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 1994 Annual Report incorporated in the 1994 Form 10-K (Exhibit #13).


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1994 Annual Report incorporated in the 1994 Form 10-K (Exhibit #13). Shares under option under the Plan did not have a materially dilutive impact on net income per share for the three month periods ended March 31, 1995 or 1994.

3. Disclosure of Accounting Policy:

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest bearing deposits with banks and federal funds sold.

4. Adoption of Financial Accounting Standards:

     Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS No. 115"). SFAS No. 115 requires all entities to allocate their investments among three categories, as applicable. The categories are: (1) trading, (2) available for sale and (3) held to maturity. The Corporation has chosen to include all of its investment securities in the available for sale category. Investments classified as available for sale are carried at market value with the change in unrealized appreciation (depreciation) credited (charged) directly to shareholders' equity, net of applicable deferred income taxes. The cumulative effect of adopting SFAS No. 115, as of January 1, 1994, represented by the unrealized appreciation of investment securities available for sale of $1,307,000, net of the related deferred income taxes of $444,000, was recorded as a separate component of shareholders' equity, amounting to an increase in shareholders' equity of $863,000.

                                   Form 10-Q

     As of March 31, 1995 and 1994, the unrealized depreciation of investment securities classified as available for sale, net of deferred taxes, decreased shareholders' equity by $419,000 and $43,000, respectively.

     During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS No. 114 did not have a material impact on the financial position or results of operations of the Corporation.

5. Loans:

     As of March 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $2,163,000. The amount of impaired loans for which there is a related allowance for loan losses is $1,775,000 and the specific allowance is $337,000. The amount of impaired loans for which there is no related allowance for loan losses is $388,000.

     Interest on loans, including impaired loans, is accrued only if deemed collectible. Unpaid interest income is reversed when a loan becomes over 90 days deliquent and on other loans prior to 90 days if management determines it is warranted. Any principal or interest received on impaired loans is recorded as a direct reduction of the recorded investment in the loan. When the the recorded investment has been fully collected, any additional amounts collected are recognized as interest income.

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                         March 31,         December 31,
                                      1995      1994          1994
                                     ----------------        --------
Balance, January 1                   $3,618    $3,601        $3,601
                                     -------   -------       -------
Charge-offs:
     Consumer                           (60)      (59)         (365)
     Commercial and industrial          (67)        0             0
     Real estate                         (8)        0          (298)
                                     -------   -------       -------

          Total charge-offs            (135)      (59)         (663)
                                     -------   -------       -------
Recoveries:
     Consumer                            12         9            45
     Commercial and industrial           13        23           115
     Real estate                          0         0            20
                                     -------   -------       -------

          Total recoveries               25        32           180
                                     -------   -------       -------

          Net charge-offs              (110)      (27)         (483)

Provision for loan losses               125       125           500
                                     -------   -------       -------

Balance                              $3,633    $3,699        $3,618
                                     =======   =======       =======

                                   Form 10-Q

ITEM 2.
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Bryn Mawr Bank Corporation (the "Corporation"), the parent company of the Bryn Mawr Trust Company (the "Bank), reported net income of $1,090,000 for the first three months of 1995, a 15% increase over $945,000 of net income reported for the first quarter of 1994. Earnings per common share for the quarter amounted to $1.00, a 15% increase over earnings per common share of $.87 reported for the first quarter of 1994. Per share computations were based on 1,093,690 and 1,088,610 average shares outstanding for the first three months of 1995 and 1994, respectively.

     The increase in 1995 first quarter earnings over the 1994 first quarter earnings is primarily a result of the increases in interest rates during 1994 and 1995. As interest rates rose in the beginning of 1994, so did the Corporation's net interest margin, which is the difference between the rate earned by the Bank on its interest-bearing assets and the rate paid to fund the interest-earning assets. Largely offsetting the increased income realized because of the increase in the net interest margin was a decrease in the income from the mortgage banking business which slowed significantly since the first quarter of 1994.

     Management currently believes that, in an increasing interest rate environment, the expected increase in net interest margin will help offset any decrease in mortgage origination and sale revenue. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
- -------------------

     For the three months ended March 31, 1995, net interest income rose 12% to $3,922,000 from $3,515,000 in 1994. While total interest income grew 16% for the first quarter of 1995, to $5,516,000 from $4,772,000 in the first quarter of 1994, interest expense increased 27% over the same periods. Interest expense for the three months ended March 31, 1995 and 1994 was $1,594,000 and $1,257,000, respectively. Overall, the yield on earning assets for the first quarter of 1995 was 7.6% versus 6.8% for the first quarter of 1994 while the effective rate paid on interest bearing liabilities for the first quarter of 1995 and 1994 was 2.8% and 2.3%, respectively. The increase in both the yield on earning assets and the cost of liabilities is due to the increase in interest rates during 1994 and 1995.

                                   Form 10-Q

     Interest and fees on loans increased 26% from $3,726,000 for the first quarter of 1994 to $4,698,000 for the first quarter of 1994. While the average yield on the loan portfolio increased from 7.9% for the first quarter of 1994 to 8.4% for 1995, the primary reason for the 26% increase in loan income was a 19% increase in the daily average outstanding loan balances from $188,975,000, for the first three months of 1994 to $224,669,000 for the same period in 1995.

     Interest income on investments decreased 22% from the first quarter of 1994 to the first quarter of 1995. The primary decrease was in interest from U.S. Treasury obligations which decreased 25% from $741,000 from the first quarter of 1994 to $553,000 for the first quarter of 1995. The daily average balance of U.S. Treasury securities decreased by $18 million from $64,060,000 during the first three months of 1994 to $46,128,000 for the comparable period in 1995. The decrease in U.S. Treasury obligations, which was primarily a result of investment maturities as opposed to sales, was necessary in order to fund the loan growth. The yield on investment securities increased slightly from 4.8% to 5.0% for the first quarters of 1994 and 1995, respectively.

     Interest expense on deposits increased 27% as the average rate paid on interest bearing liabilities increased 50 basis points from 2.3% in the first quarter of 1994 to 2.8% in the first quarter of 1995. The rate paid on interest bearing liabilities increased for two reasons. The overall rate paid on deposits increased during 1994 and 1995 as interest rates increased. Additionally, in order to help fund loan growth, the Bank offered a "Premier" certificate of deposit product with an attractive interest rate. Therefore, raising over $15,000,000 in new funds during the first quarter of 1995 through the certificate of deposit promotion contributed to the increase in the average effective rate paid on deposits during the first quarter of 1995 compared to the similar quarter in 1994. The daily average interest bearing deposit balances remained relatively consistent at $225,000,000 from quarter to quarter however, the deposit mix has changed. For the first quarter of 1994, average time deposits represented 20% of the Bank's interest bearing deposits compared to 26% for the first quarter of 1995.

     The net interest margin rose 10% for the first quarter of 1995 to 5.28% from 4.78% for the first three months of 1994. The increase in the net interest margin is due to earning assets repricing faster than the costing liabilities as interest rates increase. The net interest margin is computed exclusive of related loan fee income.

LOAN LOSS PROVISION
- -------------------

     The loan loss provision represents management's determination of the amount necessary to be charged against the current year's income in order to maintain an adequate loan loss reserve. The Bank maintains an Officer Loan Review Committee (the "Committee") and retains the services of an independent loan review consultant. The independent consultant performs an independent review of the Bank's loan portfolio and the loan loss reserve. The Committee meets monthly to review the adequacy of the loan loss reserve as well as all nonaccrual loans, any potential problem loans and loans criticized by either the Bank's regulators or the independent consultant.

                                   Form 10-Q

     Based on ratings assigned by the Committee on the quality of the loans which are reviewed, a specific reserve may be computed for each loan. In addition to the specific reserve amounts, the balance of loans not reviewed by the Committee has a reserve computed based on the average of the prior five years write-offs plus the annualized write-offs for the current year. Including annualized write-offs for the current year takes into consideration current trends in both volumes and write-offs, to be included in the computation. Finally, an amount equal to .5% of all outstanding loans is included in the loan loss reserve calculation to address possible unforeseen loan loss reserve requirements. The sum of the specific reserves, the reserve calculated based on average write-offs and the reserve calculated based on the entire portfolio for possible unforeseen loan losses are compared to the Bank's current loan loss reserve balance. Any additions deemed necessary to the loan loss reserve are then made on a timely basis.

     Based on the results of the aforementioned reviews, the loan loss provision was $125,000 for the first three months of both 1995 and 1994. The loan loss reserve amounted to 1.6% of outstanding loans at March 31, 1995 and 1.9% in 1994. Nonperforming loans have decreased 48% to $1,128,000 as of March 31, 1995, down from $2,181,000 as of March 31, 1994. The loan loss reserve amounted to 322% of nonperforming loans as of March 31, 1995 compared to 170% as of March 31, 1994. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of March 31, 1995.

     During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral. SFAS No 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS No. 114 did not have a material impact on the financial position or results of operations of the Corporation.

OTHER INCOME
- ------------

     Other income fell 10% from $2,265,000 as of March 31, 1994 to $2,034,000 as of March 31, 1995.

     While the rise in short term interest rates proved beneficial to the Corporation's core business of banking, it was primarily responsible for a decline in the income from the Bank's mortgage banking line of business. The combined decrease in fees and net gains on the origination and sale of mortgages loans was $199,000 from quarter to quarter. In the first quarter of 1994, which was the last strong quarter for the mortgage banking segment, fees and net gains on loans sales amounted to $308,000 compared to $109,000 that was earned in the first quarter of 1995. Loans originated and sold in the first quarter of 1994 of $19,769,000 were over 150% more than the $7,847,000 originated and sold in the first quarter of 1995.

                                   Form 10-Q

     The increase in interest rates was also responsible for a $38,000, or 14%, decrease in service charges on deposit accounts, due primarily to increases in the earnings credit rate used to offset these service charges. Other service charges, commissions and fees also decreased 15% as mortgage documentation fees decreased in connection with the decline in the mortgage origination activity. Trust fees were up $64,000, or 5%, to $1,264,000 for the quarter from $1,200,000 for the first quarter of 1994.

OTHER EXPENSE
- -------------

     Total other expense decreased 1% for the first three months of 1995 to $4,291,000 from $4,332,000 for the first three months ended in 1994. Salaries and wages were down 1% from quarter to quarter. This is a result of the decrease in the revenue generated by the mortgage banking line of business. As mortgage originations declined, the staff was reduced and less incentive compensation was earned by the remaining staff. These expense savings were partially offset by the effect of some Bank-wide merit increases that were granted throughout 1994 and 1995. Fringe benefits are down $87,000 from last year primarily a result of the receipt of a $63,000 refund on health insurance premiums for the 1993 policy year due to favorable claims experience.

     Occupancy expense was down 8% from the first quarter of 1994 as repair and maintenance costs incurred in the first quarter of 1994 were unusually high due to the severe winter in 1994. Furniture and equipment expenses grew 10% over the first quarter of 1994 as depreciation began in the middle of 1994 on the purchase and installation of a bank-wide local area network (LAN). Other operating expenses increased 6% over the first quarter of 1994 as computer processing, ATM charges, and postage costs increased from quarter to quarter.

APPLICABLE INCOME TAXES
- -----------------------

     The Corporation's effective tax rate for the first quarter of 1995 was 29% compared to 28% for 1994. The slight increase is due to a decrease in the tax-favored income from obligations from states and political subdivisions. The decrease in tax-favored income corresponds to the decrease in the investment portfolio necessary to fund the loan growth.

FINANCIAL CONDITION
- -------------------

     Total assets decreased 1% from $333,180,000 at December 31, 1994 to $330,824,000 as of March 31, 1995. Total assets grew 3% from $320,524,000 as of
March 31, 1994.

     Outstanding earning assets decreased 1% to $296,730,000 as of March 31, 1995 from $298,385,000 as of December 31, 1994. The Bank's loan portfolio decreased 2% to $224,558,000 at March 31, 1995 from $228,738,000 as of December 31, 1994 as all loan categories, consumer, commercial and real estate, experienced slight declines. However, from March 31, 1994, all loan categories grew, with the consumer loan portfolio growing the most, by 42%. Consumer loans at March 31, 1994 were $53,083,000; at March 31, 1995, consumer loans were $75,588,000. The consumer loan portfolio consists primarily of shorter term direct consumer loans and purchased automobile dealer loans. This portfolios growth is a result of the Bank expanding the network of automobile dealerships from which dealer loans are purchased.

                                   Form 10-Q

     The Bank's investment portfolio, having a market value of $58,959,000 at March 31, 1995, increased 1% from a value of $58,563,000 at December 31, 1994 and decreased 26% from $79,909,000 as of March 31, 1994. The decrease in the investment portfolio from March 1994 to March 1995 was primarily used to fund the increase in the Bank's loan portfolio over the same period. As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS No. 115"). SFAS No. 115 requires all entities to allocate their investments among three categories as applicable: (1) trading, (2) available for sale and
(3) held to maturity. The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. Due to maturities and the shortening of the average term of the investment portfolio, as of March 31, 1995, the amount of the net unrealized loss on investment securities decreased to $635,000 from $1,432,000 at December 31, 1994. The unrealized investment depreciation, net of deferred income taxes, reduced the Corporation's shareholders' equity on the balance sheet by $419,000 as of March 31, 1995.

     The balance of federal funds sold increased from $12,560,000 at March 31, 1994 and $9,500,000 at December 31, 1994 to $13,152,000 as of March 31, 1995.
The increase is a result of the availability of funds to the Bank from the certificate of deposit promotion during the first quarter. The portion of these funds that were not used for loans or investments, were sold overnight to other banks.

     Nonperforming assets amounted to $4,326,000 at March 31, 1995, a slight increase from $4,251,000 at December 31, 1994 and a 24% decrease from nonperforming assets of $5,670,000 at March 31, 1994. Nonperforming loans increased 45% to $1,128,000 at March 31, 1995 compared to nonperforming loans of $776,000 at December 31, 1994 and decreased 48% from $2,181,000 as of March 31, 1994. The increase in nonperforming loans from year-end 1994, was a result of of a loan whereby the borrower began experiencing cash flow difficulties in the first quarter. The OREO balances decreased 8% from $3,475,000 as of December 31, 1994 to $3,198,000 at March 31, 1995, which was an 8% decrease from an OREO balance of $3,489,000 at March 31, 1994.

     As of March 31, 1995 and 1994, there were no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

     Total deposits decreased 1% to $297,672,000 as of March 31, 1995 from $301,337,000 as of December 31, 1994. A more meaningful measurement of deposit growth is the change in daily average outstanding deposit balances. Total daily average outstanding deposit balances grew 1% to $292,387,000 for the three month period ended March 31, 1995 from $289,570,000 for the same period in 1994. Although the amount of total deposits remained relatively stable, as previously mentioned,the mix of deposits has shifted. As the Bank

                                   Form 10-Q
raised approximately $15,000,000 in new funds from a "Premier" certificate of deposit promotion, the percentage of average time deposits to the total average interest bearing deposits for the first quarter of 1995 was 26% compared to 20% for the first quarter of 1994. Noninterest bearing demand deposit daily average outstanding balances grew 2% over the same period.


LIQUIDITY, INTEREST RATE SENSITIVITY
- ------------------------------------

     The Bank's liquidity is maintained by managing its core deposits, selling loans in the secondary market, borrowing from the Federal Home Loan Bank and managing its' position in the federal funds market. The Bank, through its internal Asset/Liability Committee ("ALCO"), has adopted Risk Management Polcies and Procedures (the "Policy") for monitoring goals for both liquidity and interest rate sensitivity. Periodically, ALCO reviews the Bank's liquidity ratio, comparing liquid assets, cash, unpledged investments and federal funds sold against deposits, net of certificates of deposit in excess of $100,000. It is the presently the goal of ALCO to maintain a ratio of not less than 20%. This ratio was 27% at March 31, 1995, compared to 24% at December 31, 1994 and 35% at March 31, 1994.

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability sensitive. Asset rate sensitivity in the short term in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to measure its interest rate risk and to manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of March 31, 1995, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.


CAPITAL RESOURCES
- -----------------

     Total consolidated shareholders equity of the Corporation was $28,489,000, or 8.6% of total assets, as of March 31, 1995, compared to total shareholders equity of $27,146,000, or 8.1% of total assets, as of December 31, 1994. As of March 31, 1994, shareholders' equity was $25,367,000, or 7.9% of total assets. The Corporation's risk weighted Tier I capital ratio was 11.95% as of March 31, 1995 compared to 11.45% and 11.98% at December 31, 1994 and March 31, 1994, respectively. The respective Tier II ratios were 13.20%, 12.70% and 13.23%, respectively. The Corporation declared a dividend of $.25 per share in January 1995, a 67% increase over the dividend declared of $.15 in January 1994.

                                   Form 10-Q

                          PART II. OTHER INFORMATION
                          --------------------------

                                MARCH 31, 1995



            ITEM 1.  LEGAL PROCEEDINGS
            --------

                     NONE


            ITEM 2.  CHANGES IN SECURITIES
            --------

                     NONE


            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
            --------

                     NONE

            ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY
            --------
                     HOLDERS

                     NONE

            ITEM 5.  OTHER INFORMATION
            --------

                     NONE


            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
            --------

                     NONE

                                   Form 10-Q

                                  SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Bryn Mawr Bank Corporation



     Date: May 10, 1995                              By:/s/ Robert L. Stevens
          -------------                                 -----------------------
                                                            Robert L.Stevens
                                                            President



     Date: May 10, 1995                              By:/s/ Joseph W. Rebl
          -------------                                 -----------------------
                                                            Joseph W. Rebl
                                                            Treasurer and
                                                            Assistant Secretary