Form 10-Q
period 1995-06-30
BRYN MAWR BANK CORP
filed 1995-08-14
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended June 30,1995                        Commission File Number
                  ------------                               0-15261
                                                             -------

                          Bryn Mawr Bank Corporation

--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                 23-2434506
-------------------------------                       ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    identification No.)



   801 Lancaster Avenue, Bryn Mawr, Pennsylvania                   19010
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code               (610) 525-1700
                                                                ----------------


                                Not Applicable
--------------------------------------------------------------------------------
  Former name, former address and fiscal year, if changed since last report.



Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes   X        No
                       -----         -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


         Class                          Outstanding at August 10, 1995
-----------------------                          1,094,690
Common Stock, par value $1

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED June 30, 1995

                                     INDEX



PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENT

     Consolidated Statements of Income for Six
          Months Ended June 30, 1995 and 1994...............Page 1

     Consolidated Statements of Income for Three
          Months Ended June 30, 1995 and 1994...............Page 2

     Consolidated Balance Sheets as of June 30, 1995,
          December 31, 1994 and June 30, 1994...............Page 3

     Consolidated Statements of Cash Flows For the Six
          Months Ended June 30, 1995 and 1994...............Page 4

     Notes to Consolidated Financial Statements.............Page 5


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS....Page 7



PART II - OTHER INFORMATION.................................Page 15

                         PART I. FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS
ITEM 1.           BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                              Six Months Ended
                                                                   June 30
                                                             1995          1994
                                                           -------       -------
Interest income:
  Interest and fees on loans........................... $    9,509    $    7,637
  Interest on federal funds sold.......................        366           179
  Interest on interest bearing deposits with banks.....          5            10
  Interest and dividends on investment securities:
    U.S. Treasury securities...........................      1,146         1,509
    Obligations of states and political subdivisions...        318           364
    Dividend income....................................         39            28
                                                           -------       -------
Total interest income..................................     11,383         9,727

Interest expense on deposits...........................      3,420         2,498
                                                           -------       -------
Net interest income....................................      7,963         7,229
Loan loss provision....................................        250           250
                                                           -------       -------
Net interest income after loan loss provision..........      7,713         6,979
                                                           -------       -------
Other income:
  Fees for Trust services..............................      2,670         2,350
  Service charges on deposits..........................        514           550
  Other service charges, commissions and fees..........        450           476
  Net gain on sale of loans............................        144           298
  Net gain on sale of other real estate owned..........        132           131
  Other operating income...............................        509           504
                                                           -------       -------
Total other income.....................................      4,419         4,309
                                                           -------       -------
Other expenses:
  Salaries and wages...................................      3,749         3,659
  Employee benefits....................................        885           919
  Occupancy and bank premises..........................        696           692
  Furniture, fixtures, and equipment...................        436           377
  Other operating expenses.............................      3,192         2,976
                                                           -------       -------
Total other expenses...................................      8,958         8,623
                                                           -------       -------
Income before income taxes.............................      3,174         2,665
Applicable income taxes................................        940           730
                                                           -------       -------
Net Income............................................. $    2,234    $    1,935
                                                           =======       =======
Earnings per average common share:
  Net income...........................................      $2.04         $1.77
  Cash dividends declared..............................      $0.50         $0.30
Average number of shares outstanding...................  1,093,690     1,090,182

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In thousands)
                                   Unaudited

                                                             Three Months Ended
                                                                   June 30
                                                              1995        1994
                                                            -------     -------
Interest income:
   Interest and fees on loans..........................  $    4,811  $    3,911
   Interest on federal funds sold......................         281          82
   Interest on interest bearing deposits with banks....           1           0
   Interest and dividends on investment securities:
     U.S. Treasury securities..........................         593         768
     Obligations of states and political subdivisions..         158         180
     Dividend income...................................          23          14

                                                          ---------   ---------
Total interest income..................................       5,867       4,955

Interest expense on deposits...........................       1,826       1,241

                                                          ---------   ---------
Net interest income....................................       4,041       3,714
Loan loss provision....................................         125         125

                                                          ---------   ---------
Net interest income after loan loss provision..........       3,916       3,589
                                                          ---------   ---------
Other income:
   Fees for Trust services.............................       1,406       1,150
   Service charges on deposits.........................         279         277
   Other service charges, commissions and fees.........         243         217
   Net gain on sale of loans...........................         103          51
   Net gain on sale of other real estate owned.........          77          86
   Other operating income..............................         277         263

                                                          ---------   ---------
Total other income.....................................       2,385       2,044
                                                          ---------   ---------
Other expenses:
   Salaries and wages..................................       1,920       1,805
   Employee benefits...................................         475         422
   Occupancy and bank premises.........................         370         338
   Furniture, fixtures, and equipment..................         219         180
   Other operating expenses............................       1,683       1,546

                                                          ---------   ---------
Total other expenses...................................       4,667       4,291

                                                          ---------   ---------
Income before income taxes.............................       1,634       1,342
Applicable income taxes................................         490         352

                                                          ---------   ---------
Net income.............................................  $    1,144  $      990
                                                          =========   =========
Earnings per average common share:
   Net income..........................................       $1.04       $0.90
   Cash dividends declared.............................       $0.25       $0.15
Average number of shares outstanding...................   1,093,690   1,091,736


The accompanying notes are an integral part of the consolidated financial statements.


                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                                       June 30,       December 31,        June 30,
                                                                                         1995             1994              1994
                                                                                     (Unaudited)                        (Unaudited)
                                                                                    -----------------------------------------------
Assets
Cash and due from banks..........................................................   $   20,451       $   19,353        $   25,456
Interest bearing deposits with banks.............................................           79            1,584                43
Federal funds sold...............................................................       25,307            9,500             4,150
Investment securities available for sale, at market (amortized cost of $61,207,  $59,995 and $75,739 as of June 30, 1995,
  December 31, 1994 and June 30, 1994, respectively).............................       61,168           58,563            75,027
Loans:
  Consumer.......................................................................       73,678           76,828            61,155
  Commercial.....................................................................       53,923           54,631            49,358
  Real Estate....................................................................       95,169           97,279            87,789
                                                                                     ----------       ----------        ----------
    Total loans..................................................................      222,770          228,738           198,302
  Less: Allowance for possible loan losses.......................................       (3,954)          (3,618)           (3,800)
                                                                                     ----------       ----------        ----------
    Net loans....................................................................      218,816          225,120           194,502
                                                                                     ----------       ----------        ----------
Premises and equipment, net......................................................       11,765           11,383            11,151
Accrued interest receivable......................................................        2,036            1,999             2,042
Other real estate owned..........................................................        3,390            3,475             2,887
Other assets.....................................................................        2,055            2,203             2,302
                                                                                     ----------       ----------        ----------
    Total assets.................................................................   $  345,067       $  333,180        $  317,560
                                                                                     ==========       ==========        ==========
Liabilities
Deposits:
  Demand, noninterest-bearing....................................................   $   77,777       $   83,142        $   66,385
  Savings........................................................................      159,303          176,375           177,274
  Time...........................................................................       71,810           41,820            43,159
                                                                                     ----------       ----------        ----------
    Total deposits...............................................................      308,890          301,337           286,818

Other liabilities................................................................        6,425            4,697             4,839
                                                                                     ----------       ----------        ----------
    Total liabilities............................................................      315,315          306,034           291,657
                                                                                     ----------       ----------        ----------
Shareholders' equity
Common stock, par value $1; authorized 5,000,000
  shares; issued 1,245,100 shares as of June 30, 1995,
  December 31, 1994 and June 30, 1994 and 1,093,690
  shares outstanding at June 30, 1995, December 31, 1994
  and June 30, 1994..............................................................        1,245            1,245             1,245
Paid-in capital in excess of par value...........................................        5,559            5,559             5,559
Unrealized investment appreciation
  (depreciation) net of deferred income taxes....................................          (26)            (945)             (457)
Retained earnings................................................................       24,513           22,826            21,095
                                                                                     ----------       ----------        ----------
                                                                                        31,291           28,685            27,442
Less: Common stock in treasury at cost -- 151,410 shares.........................       (1,539)          (1,539)           (1,539)
                                                                                     ----------       ----------        ----------
  Total shareholders' equity.....................................................       29,752           27,146            25,903
                                                                                     ----------       ----------        ----------
  Total liabilities and shareholders' equity.....................................   $  345,067       $  333,180        $  317,560
                                                                                     ==========       ==========        ==========

The accompanying notes are an integral part of consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                                                              Six Months Ended
                                                                                                   June 30
                                                                                         --------------------------
                                                                                            1995           1994*
                                                                                         ----------      ----------
Operating activities:
Net Income.................................................................              $    2,234      $    1,935
Adjustments to reconcile net income to net cash provided by operating activities:

   Provision for loan losses...............................................                     250             250
   Provision for depreciation and amortization.............................                     490             414
   Gain on sale of other real estate owned.................................                    (126)           (131)
   Loans originated for resale.............................................                 (19,237)        (30,001)
   Proceeds from loans sold................................................                  22,606          26,674
   Gain on sale of loans...................................................                    (144)           (298)
   Provision for (reduction in) deferred income taxes......................                    (203)           (479)
   Decrease in taxes receivable............................................                   1,043             105
   Increase in interest receivable.........................................                     (37)           (152)
   Increase in interest payable............................................                   1,106             328
   Other...................................................................                    (522)           (271)
                                                                                         ----------      ----------
      Net cash provided (used) by operating activities.....................                   7,460          (1,626)
                                                                                         ----------      ----------

Investing activities:
Purchases of investment securities.........................................                  (8,283)        (10,261)
Proceeds from maturity of investment securities............................                   7,015          14,575
Loan repayments, net of loan originations..................................                  14,563          14,883
Loans purchased (dealer loans).............................................                 (11,734)        (18,159)
Purchases of premises and equipment........................................                    (815)           (406)
Proceeds from disposition of other real estate owned.......................                     404             765
Capitalization of costs of other real estate owned.........................                    (193)              0
                                                                                         ----------      ----------
      Net cash used by investing activities................................                     957           1,397
                                                                                         ----------      ----------

Financing activities:
Net decrease in demand and savings deposits................................                 (22,437)         (3,579)
Net increase (decrease) in time deposits...................................                  29,990            (677)
Dividends paid.............................................................                    (547)           (327)
Repayment of mortgage debt.................................................                     (23)            (20)
Proceeds from issuance of common stock.....................................                       0             125
                                                                                         ----------      ----------
      Net cash provided (used) by financing activities.....................                   6,983          (4,478)
                                                                                         ----------      ----------
Increase (decrease) in cash and cash equivalents...........................                  15,400          (4,707)
Cash and cash equivalents at beginning of period...........................                  30,437          34,356
                                                                                         ----------      ----------
Cash and cash equivalents at end of period.................................              $   45,837      $   29,649
                                                                                         ==========      ==========

Supplemental cash flow information:
   Income taxes paid.......................................................              $      101      $      668
   Interest paid...........................................................              $    2,314      $    2,170

The accompanying notes are an integral part of the consolidated financial statements.
*- Reclassified for comparative purposes.


                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1994



1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of June 30, 1995 and 1994, the consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994 and the related consolidated statements of income for the six month and three month periods ended June 30, 1995 and 1994 are unaudited. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 1994 Annual Report incorporated in the 1994 Form 10-K (Exhibit #13).


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1994 Annual Report incorporated in the 1994 Form 10-K (Exhibit #13). Shares under option under the Plan did not have a dilutive impact on net income per share for the six month and three month periods ended June 30, 1995 or 1994.

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

                                   Form 10-Q

     As of June 30, 1995 and 1994, the unrealized depreciation of investment securities classified as available for sale, net of deferred taxes, decreased shareholders' equity by $26,000 and $457,000, respectively.

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


5. Loans:

     As of June 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $731,000. All impaired loans had a related allowance for loan losses. The total related allowance for loan losses is $271,000.

     Interest on loans, including impaired loans, is accrued only if deemed collectible. Unpaid interest income is reversed when a loan becomes over 90 days delinquent and on other loans, prior to 90 days, if management determines it is warranted. Any principal or interest received on impaired loans is recorded as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, any additional amounts collected are recognized as interest income.

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                        six months ended       year ended
                                            June 30,          December 31,
                                         1995      1994           1994
                                        ------    ------         ------
Balance, Beginning of period            $3,618    $3,601         $3,601
                                        ------    ------         ------
Charge-offs:
     Consumer                             (102)     (161)          (365)
     Commercial and industrial             (67)        0              0
     Real estate                            (8)        0           (298)
                                        ------    ------         ------

        Total charge-offs                 (177)     (161)          (663)
                                        ------    ------         ------
Recoveries:
     Consumer                               25        18             45
     Commercial and industrial             228        92            115
     Real estate                            10         0             20
                                        ------    ------         ------
        Total recoveries                   263       110            180
                                        ------    ------         ------

        Net (charge-offs) / recoveries      86       (51)          (483)

Provision for loan losses                  250       250            500
                                        ------    ------         ------

Balance, End of period                  $3,954    $3,800         $3,618
                                        ======    ======         ======

                                   Form 10-Q

Item 2.
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
     Bryn Mawr Bank Corporation (the "Corporation"), the parent company of The Bryn Mawr Trust Company (the "Bank"), reported net income of $2,234,000 for the first six months of 1995, a 15% increase over $1,935,000 of net income reported for the first six months of 1994. Earnings per common share amounted to $2.04, a 15% increase over earnings per common share of $1.77 reported for the first six months of 1994. Per share computations were based on 1,093,690 and 1,090,182 average shares outstanding for the first six months of 1995 and 1994, respectively.

     For the second quarter of 1995, the Corporation reported net income of $1,144,000 a 16% increase over net income of $990,000, reported for the second quarter of 1994. Earnings per common share on net income amounted to $1.04 for the second quarter of 1995 compared to $.90 for the second quarter of 1994 on average shares outstanding of 1,093,610 and 1,091,736, respectively.

     The increase in earnings for the first six months of 1995 over the same period in 1994 is primarily a result of the increases in interest rates during 1994 and 1995. As interest rates began to rise in the beginning of 1994 and continued through the beginning of 1995, so did the Corporation's net interest margin rise. The net interest margin is the difference between the rate earned by the Bank on its interest-bearing assets and the rate paid to fund the interest-earning assets. This growth in income generated by the rise in the net interest margin was partially offset by a decrease in the income generated by the mortgage banking business which slowed significantly since the first quarter of 1994. This mortgage banking activity increased in the second quarter of 1995.

     Management currently believes that, in an increasing interest rate environment, the expected increase in the net interest margin will help offset any decrease in mortgage origination and sale revenue. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the six months ended June 30, 1995, net interest income rose 10% to $7,963,000 from $7,229,000 in 1994. While total interest income grew 17% for the first six months of 1995, to $11,383,000 from $9,727,000 for the first six months of 1994, interest expense increased 37% over the same periods. Interest expense for the six months ended June 30, 1995 and 1994 was $3,420,000 and $2,498,000, respectively. Overall, the yield on earning assets for the first six months of 1995 was 7.5% versus 6.7% for the first six months of 1994 while the effective rate paid on interest bearing liabilities for the

                                   Form 10-Q
first six months of 1995 and 1994 was 3.0% and 2.2%, respectively. The increase in both the yield on earning assets and the cost of liabilities is due to the increase in interest rates during 1994 and 1995.


     Interest and fees on loans increased 25% from $7,637,000 for the first six months of 1994 to $9,509,000 for the first six months of 1995. While the average yield on the loan portfolio increased from 7.7% for the first six months of 1994 to 8.3% for 1995, the primary reason for the 25% increase in loan income was a 16% increase in the daily average outstanding loan balances from $191,558,000, for the first six months of 1994 to $222,524,000 for the same period in 1995.

     Interest income on investments decreased 21% from the first six months of 1994 to the first six months of 1995. The primary decrease was in interest from U.S. Treasury obligations which decreased 24% from $1,509,000 for the first six months of 1994 to $1,146,000 for the first six months of 1995. The daily average balance of U.S. Treasury securities decreased by $18 million from $64,132,000 during the first six months of 1994 to $45,942,000 for the comparable period in 1995. The decrease in U.S. Treasury obligations, which was primarily a result of investment maturities as opposed to sales, was necessary in order to fund the loan growth. The yield on investment securities increased slightly from 4.8% for the first six months of 1994 to 5.1% for the first six months of 1995.

     Interest expense on deposits increased 37% as the average rate paid on interest bearing deposits increased 80 basis points from 2.2% in the first six months of 1994 to 3.0% in the first six months of 1995. The rate paid on interest bearing deposits increased for two reasons. The overall rate paid on deposits increased during 1994 and 1995 as interest rates increased. Additionally, in order to help fund loan growth, the Bank offered a "Premier" certificate of deposit product with an attractive interest rate. Therefore, raising over $15,000,000 in new funds during the first quarter of 1995 through the certificate of deposit promotion contributed to the increase in the average effective rate paid on deposits during the first six months of 1995 compared to the similar period in 1994. The daily average interest bearing deposit balances increased 1% to $227,449,000 at June 30, 1995 compared to $224,445,000 for the same period in 1994. However, the deposit mix has changed for the first six months of 1995 compared to the same period in 1994. For the first six months of 1994, average time deposits represented 19% of the Bank's interest bearing deposits compared to 28% for the first six months of 1995.

     For the first six months of 1995, the net interest margin increased to 5.23% from 4.95% for the first six months of 1994. The increase in the net interest margin is due to earning assets repricing faster than the costing liabilities as interest rates increase. The net interest margin is computed exclusive of related loan fee income.

     For the second quarter of 1995, net interest income increased 9%, to $4,041,000 in 1995 from $3,714,000 for the same quarter in 1994. Total interest income grew 18% to $5,867,000 in 1995 compared to $4,955,000 in 1994. Both growth in the average outstanding loans and an increase in interest rates in the second quarter of 1995, compared to the same period in 1994, are primarily responsible for this increase. Interest and fees on loans grew 23%

                                   Form 10-Q
during the second quarter of 1995, compared to the second quarter of 1994. Interest income on U.S. Treasury securities and obligations of states and political subdivisions decreased 23% and 12%, respectively during the second quarter of 1995 compared to the same quarter in 1994. This is primarily due to a decrease in average outstanding balances related to these income streams. A combination of an increase in excess funds available for sale and an increase in the rate paid on federal funds sold in the second quarter of 1995 compared to the same quarter in 1994 accounted for a 243% increase in interest on federal funds sold in 1995 compared to the second quarter of 1994. Interest on deposits grew 47% in the second quarter of 1995, compared to the same quarter in 1994. This is due primarily to an increase in average outstanding interest bearing deposits and a shift in the mix of these deposits to higher costing certificates of deposit, due to the promotion, during the first quarter of 1995, where $15,000,000 in new deposits were acquired by the Bank through the certificate of deposit promotion.

LOAN LOSS PROVISION
-------------------

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

     Based on the results of the aforementioned reviews, the loan loss provision was $250,000 for the first six months of both 1995 and 1994. The loan loss reserve amounted to 1.8% of outstanding loans at June 30, 1995 and 1.9% in 1994. Nonperforming loans have decreased 55% to $943,000 as of June 30, 1995, down from $2,081,000 as of June 30, 1994. The loan loss reserve amounted to 419% of nonperforming loans as of June 30, 1995 compared to 183% as of June 30, 1994. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of June 30, 1995.

     During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for

                                   Form 10-Q

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

OTHER INCOME
------------

     Other income increased 3% from $4,309,000 for the period ended June 30, 1994 to $4,419,000 for the period ended June 30, 1995.

     Fees for trust services rose 14% from $2,350,000 for the first six months of 1994 to $2,670,000 for the same period in 1995. Increased asset values, a revised fee schedule, implemented in July of 1994 and the establishment of a new family office business, generating family office revenues are primarily responsible for this increase. The family office business is a new business venture, established in the Bank's trust division and headed by Peter H. Havens, who was named Executive Vice President, in charge of the Bank's trust division, effective May 1, 1995.

     While a rise in short term interest rates proved beneficial to the Corporation's core business of banking, it was primarily responsible for a decline in income from the Bank's mortgage banking line of business. The combined decrease in fees and net gains on the origination and sale of mortgages loans was $243,000 from the first six months of 1994 compared to the same period in 1995. For the six months ended June 30, 1995, the Bank reported net gains on the sale of loans in the secondary mortgage market of $144,000, a 52% decrease in net gains on loan sales reported for the first half of 1994 of $$298,000. Loans originated and sold in the first six months of 1994 amounted to $26,674,000 compared to $22,606,000 originated and sold in the first six months of 1995.

     For the period ended June 30, 1995, the increase in interest rates was also responsible for a $36,000, or 7%, decrease in service charges on deposit accounts, due primarily to increases in the earnings credit rate used to offset these service charges. Other service charges, commissions and fees also decreased 5% as mortgage documentation fees decreased in connection with the decline in the mortgage origination activity.

     For the quarter ended June 30, 1995, total other income was $2,385,000 a 17% increase from $2,044,000 for the same period in 1994. Fees for trust services, including two months revenues from the family office business venture in 1995 revenues, rose 22% from $1,150,000 in 1994 to $1,406,000 for the quarter ended June 30, 1995. A decrease in mortgage interest rates prompted renewed interest in refinancing mortgage loans. During the second quarter of 1995, the Bank originated and sold in the secondary mortgage market $14,759,000 in mortgage loans, compared to $6,451,000 during the same period in 1994. Net gains on the sale of loans was $103,000 for the second quarter of 1995, a 102% increase over $51,000 in net gains on the sale of loans reported for the second quarter of 1994.

                                   Form 10-Q

 OTHER EXPENSE
 -------------

     Total other expense increased 4% for the first six months of 1995 to $8,958,000 from $8,623,000 for the first six months ended in 1994. Salaries and wages grew 2% for the six months ended June 30, 1995 compared to the same period in 1994. There are a number of factors accounting for this change. A reduction in incentive salaries, specifically associated with salary incentive plans related to both the sale of mortgage loans in the secondary mortgage market and increases in certain deposit accounts, was offset by merit increases given to staff during the prior twelve month period as well as the expansion of the Bank's staff to accommodate the establishment of the family office business venture in the trust division in May 1995. However, the Bank's full time equivalent staff decreased to 199 as of June 30, 1994, down from 204 as of June 30, 1994. Fringe benefits are down $34,000 from last year primarily a result of the receipt of a $63,000 refund on health insurance premiums for the 1993 policy year due to favorable claims experience.

     Occupancy expense grew 1% for the first six months of 1995 from $692,000 for the first six months of 1994 to $696,000 for the first six months of 1995. Furniture and equipment expenses grew 16% over the first six months of 1994, from $377,000 for the first six months of 1994 to $436,000 for the same period in 1995, as depreciation began in the middle of 1994 on the purchase and installation of a bank-wide local area network (LAN). Other operating expenses increased 7% over the first six months of 1994, from $2,976,000 for the first six months of 1994 to $3,192,000 for the first six months of 1995, as computer processing, ATM charges, and postage costs increased from year to year.

     For the quarter, total other expenses increased 9% to $4,667,000 for the quarter ended June 30, 1995 compared to $4,291,000 in 1994. Salaries and wages grew 6% from $1,805,000 for the second quarter of 1994 to $1,920,000 for the same quarter in 1995. Regular salaries amounted to $1,700,000 for the second quarter of 1995, a 1% increase over $1,682,000 for the second quarter of 1994. Incentive related salary expenses rose 79% from $123,000 for the second quarter of 1994 to $220,000 for the same quarter in 1995. The primary reason for this growth was an increase in incentive based salaries related to overall Corporation profitability, as well as profitability in the areas of mortgage origination and sales and trust incentives. Employee benefits expenses rose 13% for the quarter ended June 30, 1995, to $475,000, compared to $422,000 for the same quarter in 1994, reflecting the increased costs associated with administering the Corporation's employee benefits package. Occupancy and bank premises expense rose 9% to $370,000 for the quarter ended June 30, 1995, compared to $338,000 for the same quarter in 1994. A 22% increase in the expense of furniture, fixtures and equipment for the second quarter of 1995, to $219,000 compared to $180,000 for the second quarter in 1994, reflects the expense of upgrading the Bank's local area network during the second half of 1994. Other operating expenses rose 9% or $137,000 for the second quarter of 1995, to $1,683,000 compared to $1,546,000 for the same quarter of 1994. The primary reasons for this increase were non-recurring costs of $135,000 to settle two outstanding disputes involving the Bank.

APPLICABLE INCOME TAXES
-----------------------

     The Corporation's effective tax rate for the first six months of 1995 was 30% compared to 27% for 1994. The increase is due to a decrease in the tax-

                                   Form 10-Q
favored income from obligations from states and political subdivisions. The decrease in tax-favored income corresponds to the decrease in the investment portfolio necessary to fund the loan growth.

FINANCIAL CONDITION
-------------------

     Total assets increased 4% from $333,180,000 at December 31, 1994 to $345,067,000 as of June 30, 1995. Total assets grew 9% from $317,560,000 as of
June 30, 1994.

     Outstanding earning assets increased 4% to $309,324,000 as of June 30, 1995 from $298,385,000 as of December 31, 1994. The Bank's loan portfolio decreased 3% to $222,770,000 at June 30, 1995 from $228,738,000 as of December 31, 1994 as all loan categories, consumer, commercial and real estate, experienced slight declines. However, from June 30, 1994, all loan categories grew, with the consumer loan portfolio growing the most, by 20%. Consumer loans at June 30, 1994 were $61,155,000; at June 30, 1995, consumer loans were $73,678,000, which represented a 4% decrease from December 31, 1994 outstanding consumer loan balances of $76,828,000. The consumer loan portfolio consists primarily of shorter term direct consumer loans and purchased automobile dealer loans. This portfolio's growth is a result of the Bank expanding the network of automobile dealerships from which dealer loans are purchased.


     The Bank's investment portfolio, having a market value of $61,168,000 at June 30, 1995, increased 4% from a value of $58,563,000 at December 31, 1994 and decreased 18% from $75,027,000 as of June 30, 1994. The decrease in the investment portfolio from June 1994 to June 1995 was primarily used to fund the increase in the Bank's loan portfolio over the same period. As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS No. 115"). SFAS No. 115 requires all entities to allocate their investments among six categories as applicable: (1) trading, (2) available for sale and (3) held to maturity. The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. Due to maturities, the shortening of the average term of the investment portfolio and a decline in market rates of interest on investments held in the investment portfolio, causing an increase in the market value of the related investments, as of June 30, 1995, the amount of the net unrealized loss on investment securities decreased to $39,000 from $1,432,000 at December 31, 1994. The unrealized investment depreciation, net of deferred income taxes, reduced the Corporation's shareholders' equity on the balance sheet by $26,000 as of June 30, 1995.

     The balance of federal funds sold increased from $4,150,000 at June 30, 1994 and $9,500,000 at December 31, 1994 to $25,307,000 as of June 30, 1995.
The increase in federal funds sold balances at June 30, 1995, compared to year end 1994 levels is a result of both the availability of funds to the Bank from the certificate of deposit promotion during the first quarter of 1995 and a net reduction in the Bank's outstanding loans and investments from December 31, 1994 outstanding balances.

                                   Form 10-Q

     Nonperforming assets amounted to $4,333,000 at June 30, 1995, a 2% increase from $4,251,000 at December 31, 1994 and a 13% decrease from nonperforming assets of $4,968,000 at June 30, 1994. Nonperforming loans increased 22% to $943,000 at June 30, 1995 compared to nonperforming loans of $776,000 at December 31, 1994 and decreased 55% from $2,081,000 as of June 30, 1994. The OREO balances decreased 2% from $3,475,000 as of December 31, 1994 to $3,390,000 at June 30, 1995, which was a 17% increase from an OREO balance of $2,887,000 at June 30, 1994. During this twelve month period ending June 30, 1995, three new residential properties were added to OREO; three properties were sold, resulting in a net increase of $310,000 in OREO from these properties. Another $193,000 in capitalizable costs was added to an existing OREO property, which is being offered for sale and which is appraised for more than the Bank's new carrying value.

     As of June 30, 1995 and 1994, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

      Total deposits increased 3% to $308,890,000 as of June 30, 1995 from $301,337,000 as of December 31, 1994. A more meaningful measurement of deposit growth is the change in daily average outstanding deposit balances. Total daily average outstanding deposit balances grew 2% to $295,364,000 for the six month period ended June 30, 1995 from $289,525,000 for the same period in 1994. Although the amount of total deposits remained relatively stable, as previously mentioned, the mix of deposits has shifted. As the Bank raised approximately $15,000,000 in new funds from a "Premier" certificate of deposit promotion, the percentage of average time deposits to the total average interest bearing deposits for the first six months of 1995 was 28% compared to 19% for the first six months of 1994. Daily average balances for certificates of deposit grew 46% for the first six months of 1995 compared to the same period in 1994. As a reaction to a consistently low interest rate environment for interest bearing deposits, all other daily average outstanding balances declined during the first six months of 1995 compared to the same period in 1994. The largest decline came in daily average savings balances, which decreased 18% from the first six months of 1994. Noninterest bearing demand deposit daily average outstanding balances grew 5% over the same period.



LIQUIDITY, INTEREST RATE SENSITIVITY
------------------------------------

     The Bank's liquidity is maintained by managing its core deposits, selling loans in the secondary market, borrowing from the Federal Home Loan Bank and managing its' position in the federal funds market. The Bank, through its internal Asset/Liability Committee ("ALCO"), has adopted Risk Management Policies and Procedures (the "Policy") for monitoring goals for both liquidity and interest rate sensitivity. Periodically, ALCO reviews the Bank's liquidity ratio, comparing liquid assets, cash, unpledged investments and federal funds sold against deposits, net of certificates of deposit in excess of $100,000. It is presently the goal of ALCO to maintain a ratio of not less than 20%. This ratio was 30% at June 30, 1995, compared to 24% at December

                                   Form 10-Q

31, 1994 and 32% at June 30, 1994.

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability sensitive. Asset rate sensitivity in the short term in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to measure its interest rate risk and to manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of June 30, 1995, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.


CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $29,752,000, or 8.6% of total assets, as of June 30, 1995, compared to total shareholders equity of $27,146,000, or 8.1% of total assets, as of December 31, 1994. As of June 30, 1994, shareholders' equity was $25,903,000, or 8.2% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.14% as of June 30, 1995 compared to 11.45% and 12.16% at December 31, 1994 and June 30, 1994,
respectively. The respective Tier II ratios were 13.40%, 12.70% and 13.42%, respectively. The Corporation declared a dividend of $.25 per share in January and again in April 1995 or a cumulative dividend of $.50 per share, a 67% increase over the year to date dividend declared of $.30 per share in 1994.


                                   Form 10-Q

                     PART II. OTHER INFORMATION
                     --------------------------

                          June 30, 1995



            Item 1.  Legal Proceedings
            --------

                     None


            Item 2.  Changes in Securities
            --------

                     None


            Item 3.  Defaults Upon Senior Securities
            --------

                     None

            Item 4.  Submission of Matters to Vote of Security
            --------
                     Holders

                      The Registrant, Bryn Mawr Bank Corporation,
                      held its regular annual shareholders meeting
                      on April 18, 1995.  At the 1995 Annual
                      Meeting, in addition to the traditional
                      election of directors (which need not be
                      described in this Item 4 since that election
                      fulfilled the requirements of Instruction 3
                      to this Item 4) the Registrant's shareholders adopted a Bryn Mawr Bank Corporation Non-Employee Directors Stock Option Plan and the votes cast were as follows:
                                                For       848,502
                                                Against   105,180
                                                Abstain    28,411
                      The Registrant is not aware of any broker non-votes with respect to the Stock Option Proposal.


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



                                     Bryn Mawr Bank Corporation



     Date: August 11, 1995             By:/s/ Robert L. Stevens
          ----------------                ------------------------
                                                 Robert L. Stevens
                                                 President



     Date: August 11, 1995              By:/s/ Joseph W. Rebl
          ----------------                 ------------------
                                                 Joseph W. Rebl
                                                 Treasurer and
                                                 Assistant Secretary