Form 10-Q
period 1995-09-30
BRYN MAWR BANK CORP
filed 1995-11-13
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended September 30,1995         Commission File Number
                  -----------------                0-15261
                                                   -------

                          Bryn Mawr Bank Corporation

________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

            Pennsylvania                       23-2434506
-------------------------------                ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            identification No.)



        801 Lancaster Avenue, Bryn Mawr, Pennsylvania             19010
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (ZipCode)



Registrant's telephone number, including area code  (610) 525-1700
                                                   ---------------



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


                             Yes   X        No _____
                                 -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


          Class                       Outstanding at November 8, 1995
-----------------------
Common Stock, par value $1              1,095,190

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                       QUARTER ENDED September 30, 1995

                                     INDEX



PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENT

     Consolidated Statements of Income for Nine
          Months Ended September 30, 1995 and 1994..........Page 1

     Consolidated Statements of Income for Three
          Months Ended September 30, 1995 and 1994..........Page 2

     Consolidated Balance Sheets as of September 30, 1995,
          December 31, 1994 and September 30, 1994..........Page 3


     Consolidated Statements of Cash Flows For the Nine
          Months Ended September 30, 1995 and 1994..........Page 4


     Notes to Consolidated Financial Statements.............Page 5


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS....Page 7



PART II - OTHER INFORMATION.................................Page 16

                         PART I. FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                                                   Nine Months Ended
                                                                                      September 30
                                                                                1995               1994*
                                                                            ---------            ---------
Interest income:
    Interest and fees on loans........................................     $  14,533            $  11,821
    Interest on federal funds sold....................................           573                  239
    Interest on interest bearing deposits with banks..................             6                   10
    Interest and dividends on investment securities:
      U.S. Treasury securities........................................         1,709                2,235
      U.S. Government Agency Securities...............................           111                    0
      Obligations of states and political subdivisions................           466                  539
      Dividend income.................................................            56                   43
                                                                            ---------            ---------
Total interest income.................................................        17,454               14,887

Interest expense on deposits..........................................         5,330                3,756
                                                                            ---------            ---------
Net interest income...................................................        12,124               11,131
Loan loss provision...................................................           375                  375
                                                                            ---------            ---------
Net interest income after loan loss provision.........................        11,749               10,756
                                                                            ---------            ---------

Other income:
    Fees for Trust services...........................................         4,027                3,533
    Service charges on deposits.......................................           776                  813
    Other service charges, commissions and fees.......................           910                  909
    Net gain on sale of loans.........................................           302                  367
    Net gain on sale of other real estate owned.......................           134                  251
    Other operating income............................................           561                  542
                                                                            ---------            ---------
Total other income....................................................         6,710                6,415
                                                                            ---------            ---------

Other expenses:
    Salaries and wages................................................         5,753                5,520
    Employee benefits.................................................         1,322                1,400
    Occupancy and bank premises.......................................         1,070                1,052
    Furniture, fixtures, and equipment................................           653                  614
    Other operating expenses..........................................         4,629                4,542
                                                                            ---------            ---------
Total other expenses..................................................        13,427               13,128
                                                                            ---------            ---------
Income before income taxes............................................         5,032                4,043
Applicable income taxes...............................................         1,499                1,105
                                                                            ---------            ---------
Net Income............................................................     $   3,533            $   2,938
                                                                            =========            =========

Earnings per average common share:
    Net income........................................................         $3.23                $2.69
    Cash dividends declared...........................................         $0.75                $0.45
Average number of shares outstanding..................................     1,093,952            1,091,364

The accompanying notes are an integral part of the consolidated financial statements.
*- Reclassified for comparative purposes.

                                   Form 10-Q
                                    Page 1

                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                                               Three Months Ended
                                                                                   September 30
                                                                                 1995       1994*
                                                                            ----------      ---------
INTEREST INCOME:
    Interest and fees on loans..........................................   $    5,024      $   4,184
    Interest on federal funds sold......................................          207             60
    Interest on interest bearing deposits with banks....................            1              0
    Interest and dividends on investment securities:
      U.S. Treasury securities..........................................          563            726
      U.S. Government Agency Securities.................................          111              0
      Obligations of states and political subdivisions..................          148            175
      Dividend income...................................................           17             15
                                                                            ----------      ---------
Total interest income...................................................        6,071          5,160

Interest expense on deposits............................................        1,910          1,258
                                                                            ----------      ---------
Net interest income.....................................................        4,161          3,902
Loan loss provision.....................................................          125            125
                                                                            ----------      ---------
Net interest income after loan loss provision...........................        4,036          3,777
                                                                            ----------      ---------
OTHER INCOME:
    Fees for Trust services.............................................        1,357          1,183
    Service charges on deposits.........................................          262            263
    Other service charges, commissions and fees.........................          460            433
    Net gain on sale of loans...........................................          158             69
    Net gain on sale of other real estate owned.........................            2            120
    Other operating income..............................................           52             38
                                                                            ----------      ---------
Total other income......................................................        2,291          2,106
                                                                            ----------      ---------
OTHER EXPENSES:
    Salaries and wages..................................................        2,004          1,861
    Employee benefits...................................................          437            481
    Occupancy and bank premises.........................................          374            361
    Furniture, fixtures, and equipment..................................          217            237
    Other operating expenses............................................        1,437          1,565
                                                                            ----------      ---------
Total other expenses....................................................        4,469          4,505
                                                                            ----------      ---------
Income before income taxes..............................................        1,858          1,378
Applicable income taxes.................................................          559            375
                                                                            ----------      ---------
Net Income..............................................................   $    1,299      $   1,003
                                                                            ==========      =========
Earnings per average common share:
    Net income..........................................................        $1.19          $0.92
    Cash dividends declared.............................................        $0.25          $0.15
Average number of shares outstanding....................................    1,094,467      1,093,690

The accompanying notes are an integral part of the consolidated financial statements.
*- Reclassified for comparative purposes.

                                   Form 10-Q
                                    Page 2

            BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                        (Dollars In Thousands)


                                                                              September 30,  December 31,   September 30,
                                                                                  1995           1994           1994*
                                                                               (Unaudited)                   (Unaudited)
                                                                             ----------------------------------------------
ASSETS
Cash and due from banks..............................................         $   19,767     $   19,353       $   24,153
Interest bearing deposits with banks.................................                137          1,584               58
Federal funds sold...................................................             10,412          9,500            5,301
Investment securities available for sale, at market (amortized cost of $61,959,  $59,995 and $67,530 as of September 30, 1995,
    December 31, 1994 and September 30, 1994, respectively)..........             61,992         58,563           66,670
Loans:
    Consumer.........................................................             73,814         76,828           70,520
    Commercial.......................................................             56,647         54,631           48,245
    Real Estate......................................................             98,488         97,279           94,474
                                                                              -----------     ----------       ----------
            Total loans..............................................            228,949        228,738          213,239
    Less: Allowance for possible loan losses.........................             (4,038)        (3,618)          (3,834)
                                                                              -----------     ----------       ----------
            Net loans................................................            224,911        225,120          209,405
                                                                              -----------     ----------       ----------
Premises and equipment, net..........................................             11,740         11,383           11,294
Accrued interest receivable..........................................              2,318          1,999            1,898
Other real estate owned..............................................              3,390          3,475            3,318
Other assets.........................................................              3,962          2,203            2,580
                                                                              ===========     ==========       ==========
            Total assets.............................................         $  338,629     $  333,180       $  324,677
                                                                              ===========     ==========       ==========


LIABILITIES
Deposits:
    Demand, noninterest-bearing......................................         $   70,551     $   83,142       $   70,715
    Savings..........................................................            157,135        176,375          179,710
    Time.............................................................             72,711         41,820           42,673
                                                                              -----------     ----------       ----------
            Total deposits...........................................            300,397        301,337          293,098

Other liabilities....................................................              7,354          4,697            4,941
                                                                              -----------     ----------       ----------
            Total liabilities........................................            307,751        306,034          298,039
                                                                              -----------     ----------       ----------


SHAREHOLDERS' EQUITY
Common stock, par value $1; authorized 5,000,000
    shares; issued 1,246,600 shares as of September 30, 1995,
    and 1,245,100 shares as of December 31, 1994 and
    September 30, 1994; shares outstanding of 1,095,190 as of
    September 30, 1995 and shares outstanding of 1,093,690 as of
    December 31, 1994 and September 30, 1994, respectively...........              1,247          1,245            1,245
Paid-in capital in excess of par value...............................              5,610          5,559            5,559
Unrealized investment appreciation
    (depreciation) net of deferred income taxes......................                 22           (945)            (561)
Retained earnings....................................................             25,538         22,826           21,934
                                                                              -----------     ----------       ----------
                                                                                  32,417         28,685           28,177
Less: Common stock in treasury at cost -- 151,410 shares.............             (1,539)        (1,539)          (1,539)
                                                                              -----------     ----------       ----------
    Total shareholders' equity.......................................             30,878         27,146           26,638
                                                                              -----------     ----------       ----------
    Total liabilities and shareholders' equity.......................         $  338,629     $  333,180       $  324,677
                                                                              ===========     ==========       ==========

The accompanying notes are an integral part of consolidated financial statements.
*- Reclassified for comparative purposes.

                                   Form 10-Q
                                    Page 3

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                     ---------------------------------
                                                                                       1995                    1994
                                                                                     ----------             ----------
OPERATING ACTIVITIES:
Net Income..................................................................        $    3,533             $    2,938
Adjustments to reconcile net income to net cash provided by operating activities:

   Provision for loan losses................................................               375                    375
   Provision for depreciation and amortization..............................               738                    649
   Gain on sale of other real estate owned..................................              (126)                  (251)
   Loans originated for resale..............................................           (40,615)               (34,015)
   Proceeds from loans sold.................................................            41,742                 33,301
   Gain on sale of loans....................................................              (302)                  (367)
   Provision for (reduction in) deferred income taxes.......................              (296)                  (500)
   Decrease in taxes receivable.............................................             1,245                     10
   Increase in interest receivable..........................................              (319)                    (8)
   Increase in interest payable.............................................             1,707                    429
   Other....................................................................            (2,220)                  (375)
                                                                                     ----------             ----------
      Net cash provided by operating activities.............................             5,462                  2,186
                                                                                     ----------             ----------

INVESTING ACTIVITIES:
Purchases of investment securities..........................................           (16,289)               (10,261)
Proceeds from maturity of investment securities.............................            14,240                 22,754
Loan repayments, net of loan originations...................................            18,300                 12,373
Loans purchased (dealer loans)..............................................           (19,291)               (33,532)
Purchases of premises and equipment.........................................            (1,010)                  (755)
Proceeds from disposition of other real estate owned........................               404                    765
Capitalization of costs of other real estate owned..........................              (193)                     0
                                                                                     ----------             ----------
      Net cash used by investing activities.................................            (3,839)                (8,656)
                                                                                     ----------             ----------

FINANCING ACTIVITIES:
Net decrease (increase) in demand and savings deposits......................           (31,831)                 3,187
Net increase (decrease) in time deposits....................................            30,891                 (1,163)
Dividends paid..............................................................              (821)                  (492)
Repayment of mortgage debt..................................................               (36)                   (31)
Proceeds from issuance of common stock......................................                53                    125
                                                                                     ----------             ----------
      Net cash provided (used) by financing activities......................            (1,744)                 1,626
                                                                                     ----------             ----------
Increase (decrease) in cash and cash equivalents............................              (121)                (4,844)
Cash and cash equivalents at beginning of period............................            30,437                 34,356
                                                                                     ----------             ----------
Cash and cash equivalents at end of period..................................        $   30,316             $   29,512
                                                                                     ==========             ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid........................................................        $      551             $    1,303
   Interest paid............................................................        $    3,623             $    3,327


The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q
                                    Page 4

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994



1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of September 30, 1995 and 1994, the consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994 and the related consolidated statements of income for the nine month and three month periods ended September 30, 1995 and 1994 are unaudited. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 1994 Annual Report incorporated in the 1994 Form 10-K (Exhibit #13).


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1994 Annual Report incorporated in the 1994 Form 10-K (Exhibit #13). Shares under option under the Plan did not have a dilutive impact on net income per share for the nine month and three month periods ended September 30, 1995 or 1994.

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

     As of September 30, 1995 the unrealized appreciation of investment securities classified as available for sale, net of deferred taxes, increased shareholders' equity by $22,000, while the unrealized depreciation of investment securities classified as available for sale, net of deferred taxes, decreased shareholders' equity by $945,000 as of December 31, 1994.

     During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or, as a practical expedient, the fair value of the collateral, if the loan is collateral dependent. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS No. 114 did not have a material impact on the financial position or results of operations of the Corporation.

5. Loans:

     As of September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $694,000. All impaired loans had a related allowance for loan losses. The total related allowance for loan losses is $270,000.

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

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                            nine months ended   year ended
                                              September 30,     December 31,
                                             1995      1994         1994
                                            ----------------      -------
Balance, Beginning of period                $3,618   $3,601       $3,601
                                            -------  -------      -------
Charge-offs:
     Consumer                                 (164)    (234)        (365)
     Commercial and industrial                 (67)       0           0
     Real estate                                (8)     (56)        (298)
                                            -------  -------      -------
          Total charge-offs                   (239)    (290)        (663)
                                            -------  -------      -------
Recoveries:
     Consumer                                   42       23           45
     Commercial and industrial                 229      105          115
     Real estate                                13       20           20
                                            -------  -------      -------

          Total recoveries                     284      148          180
                                            -------  -------      -------
          Net (charge-offs) / recoveries        45     (142)        (483)

Provision for loan losses                      375      375          500
                                            -------  -------      -------
Balance, End of period                      $4,038   $3,834       $3,618
                                            =======  =======      =======

ITEM 2.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Bryn Mawr Bank Corporation (the "Corporation"), the parent company of The Bryn Mawr Trust Company (the "Bank"), reported net income of $3,533,000 for the first nine months of 1995, a 20% increase over $2,938,000 of net income reported for the first nine months of 1994. Earnings per common share amounted to $3.23, a 20% increase over earnings per common share of $2.69 reported for the first nine months of 1994. Per share computations were based on 1,093,952 and 1,091,364 average shares outstanding for the first nine months of 1995 and 1994, respectively.

     For the third quarter of 1995, the Corporation reported net income of $1,299,000, a 30% increase over net income of $1,003,000 reported for the third quarter of 1994. Earnings per common share on net income amounted to $1.19 for the third quarter of 1995, a 29% increase over $.92 for the third quarter of 1994 on average shares outstanding of 1,094,467 and 1,093,690, respectively.

     A 2 for 1 stock split, in the form of a 100% stock dividend, was declared by the Corporation's board of directors on October 19, 1995, payable on December 29, 1995 to shareholders of record on December 8, 1995. This transaction will be effected after the filing of this report. Therefore, the effects of this transaction will be included in the filing of the December 31, 1995 Form 10-K.

     The increase in earnings for the first nine months of 1995 over the same period in 1994 is the result of a number of factors, including an increase in net interest income, up 9% over the first nine months of 1994, an increase in other income, up 5% over the same period in 1994, due primarily to a rise in trust related fee income, and a containment of other expenses, which grew 2% for the first nine months of 1995, compared to the same period in 1994.

     An increase in higher yielding average outstanding loan balances, up 14% from 1994 levels and a 17% decrease in lower yielding investment and federal funds sold balances, combined with a net increase of 25 basis points in the Bank's prime rate of interest is primarily responsible for an increase in the annualized net interest margin for the first nine months of 1995, to 5.19%, up from 5.05% reported for the same period in 1994. The increase in the net interest margin is due to earning assets repricing faster than interest rate sensitive deposits, as interest rates increase.

     As the prime rate decreased by 25 basis points in the third quarter of 1995 and home mortgage interest rates also declined, activity in the Bank's origination and sale of mortgage loans in the secondary mortgage market began to increase, thereby increasing related fee income and gains on the sale of mortgage loans. Management currently believes that, in a decreasing interest rate environment, the expected increase in mortgage origination and sale revenue will help offset decreases in the net interest income, caused by declining yields on the earning asset portfolio. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the nine months ended September 30, 1995, net interest income rose 9% to $12,124,000 from $11,131,000 in 1994. While total interest income grew 17% for the first nine months of 1995, to $17,454,000 from $14,887,000 for the first nine months of 1994, interest expense increased 42% over the same periods. Interest expense for the nine months ended September 30, 1995 and 1994 was $5,330,000 and $3,756,000, respectively. Overall, the yield on earning assets for the first nine months of 1995 was 7.6% versus 6.8% for the first nine months of 1994 while the effective rate paid on interest bearing deposits for the first nine months of 1995 and 1994 was 3.1% and 2.2%, respectively. The increase in both the yield on earning assets and the cost of deposits is due to the increase in interest rates during 1994 and 1995 and a change in the mix of interest bearing deposits, from lower costing interest rate sensitive deposits into higher costing certificates of deposit.

     Interest and fees on loans increased 23% from $11,821,000 for the first nine months of 1994 to $14,533,000 for the first nine months of 1995. A combination of increasing loan portfolio yields, up from 7.8% for the first nine months of 1994 to 8.3% for 1995 and a 14% increase in daily average outstanding loan balances from $196,360,000 for the first nine months of 1994 to $223,868,000 for the same period in 1995, are the primary reasons for this increase in loan related interest and fee income.

     Interest income on investments decreased 17% from $2,817,000 for the first nine months of 1994 to $2,342,000 for the first nine months of 1995. The primary decrease was in interest from U.S. Treasury obligations which decreased 24% from $2,235,000 for the first nine months of 1994 to $1,709,000 for the first nine months of 1995. The daily average balance of U.S. Treasury securities decreased by $17 million from $62,298,000 during the first nine months of 1994 to $44,947,000 for the comparable period in 1995. The decrease in U.S. Treasury obligations, which was primarily a result of investment maturities as opposed to sales, was necessary to fund loan growth. During the third quarter of 1995, the Bank purchased $9,976,000 in U.S. Government Agency securities. The overall yield on investment securities increased slightly from 4.8% for the first nine months of 1994 to 5.2% for the first nine months of 1995.

     Interest expense on deposits increased 42% as the average rate paid on interest bearing deposits increased 90 basis points from 2.2% in the first nine months of 1994 to 3.1% in the first nine months of 1995. This increase is primarily due to a change in the mix of deposits, from lower costing interest rate sensitive deposits into higher rate certificates of deposit. In order to help fund loan growth, the Bank offered a "Premier" certificate of deposit product with an attractive interest rate. Raising over $15,000,000 in new funds during the first quarter of 1995 through the Premier certificate of deposit promotion contributed to the increase in the average effective rate paid on deposits during the first nine months of 1995 compared to the similar period in 1994. The daily average interest bearing deposit balances increased 2% to $228,808,000 at September 30, 1995 compared to $224,421,000 for the same period in 1994. However, the deposit mix has changed for the first nine months of 1995 compared to the same period in 1994. For the first nine months of 1995, average time deposits represented 29% of the Bank's interest bearing deposits compared to 19% for the same period in 1994.

     For the first nine months of 1995, the net interest margin increased to 5.19% from 5.05% for same period in 1994. The increase in the net interest margin is due to earning assets repricing faster than interest rate sensitive deposits, as interest rates increase. The net interest margin is computed exclusive of related loan fee income.

     For the third quarter of 1995, net interest income increased 7%, to $4,161,000 in 1995 from $3,902,000 for the same quarter in 1994. Total interest income grew 18% to $6,071,000 in 1995 compared to $5,160,000 in 1994. Both growth in average outstanding loans and an increase in interest rates in the third quarter of 1995, compared to the same period in 1994, are primarily responsible for this increase. Interest and fees on loans grew 20% during the third quarter of 1995, compared to the third quarter of 1994. Interest income on U.S. Treasury securities and obligations of states and political subdivisions decreased 22% and 15%, respectively during the third quarter of 1995 compared to the same quarter in 1994. This decrease is primarily due to a decrease in average outstanding balances of these securities related to these income streams. The Bank purchased $9,976,000 of U.S. Government Agency securities during the third quarter of 1995. This is the reason for reporting $111,000 in interest on U.S. Government Agency securities during the third quarter of 1995 compared to no similar interest income for the same quarter in 1994. An increase in the Bank's funds available for sale and in the rate earned on federal funds sold in the third quarter of 1995, compared to the same quarter in 1994, accounted for a 245% increase in interest on federal funds sold, to $207,000 in the third quarter of 1995 compared to $60,000 for the third quarter of 1994. Interest on deposits grew 52% in the third quarter of 1995, compared to the same quarter in 1994. This is due primarily to an increase in average outstanding interest bearing deposits and a shift in the mix of these deposits to higher costing certificates of deposit, due to the promotion, during the first quarter of 1995, where $15,000,000 in new deposits were acquired by the Bank through the certificate of deposit promotion.

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

     Based on the results of the aforementioned reviews, the loan loss provision was $375,000 for the first nine months of both 1995 and 1994. The loan loss reserve amounted to 1.8% of outstanding loans both at September 30, 1995 and 1994. Nonperforming loans have decreased 67% to $646,000 as of September 30, 1995, down from $1,986,000 as of September 30, 1994. The loan loss reserve amounted to 625% of nonperforming loans as of September 30, 1995 compared to 193% as of September 30, 1994. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of September 30, 1995.

     During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or, as a practical expedient, the fair value of the collateral, if the loan is collateral dependent. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS No. 114 did not have a material impact on the financial position or results of operations of the Corporation.

OTHER INCOME
------------

     Other income increased 5% from $6,415,000 for the nine months ended September 30, 1994 to $6,710,000 for the period ended September 30, 1995.

     Fees for trust services rose 14% from $3,533,000 for the first nine months of 1994 to $4,027,000 for the same period in 1995. Increased asset values, a revised fee schedule, implemented in July of 1994 and the establishment of a new family office business, generating family office revenues are primarily responsible for this increase. The family office business is a new business venture, established in the Bank's trust division and headed by Peter H. Havens, who was named Executive Vice President, in charge of the Bank's trust division, effective May 1, 1995.

     As interest rates declined in the third quarter of 1995, refinancing of existing mortgage loans began to increase. For the nine month period, the Bank originated and sold $41,742,000 of mortgage loans in the secondary mortgage market, a 29% increase over $32,266,000 of mortgage loans originated and sold during the first nine months of 1994. Of the $41,742,000 in mortgage loans sold in the nine month period, 46% or $19,136,000 were sold during the third quarter of 1995. For the nine months ended September 30, 1995, the Bank reported net gains on the sale of loans in the secondary mortgage market of $302,000, an 18% decrease in net gains on loan sales reported for the first nine months of 1994 of $367,000. However, related loan fees, taken into income as a result of the sale of these loans, included in interest and fees on loans, amounted to $315,000 for the first nine months of 1995, a 101% increase over $157,000 in fee income reported for the first nine months of 1994.

     For the nine month period ended September 30, 1995, the increase in interest rates over the same period in 1994 was also responsible for a $37,000, or 5%, decrease in service charges on deposit accounts, due primarily to increases in the earnings credit rate used to offset these service charges.

     The Bank has steadily decreased its balances in other real estate owned ("OREO") over previous years, therefore, fewer parcels of OREO were sold during the first nine months of 1995 compared to the same period in 1994, reflecting a 47% reduction in net gains on the sale of OREO, from $251,000 for the first nine months of 1994 to $134,000 in the same period of 1995.

     For the quarter ended September 30, 1995, total other income was $2,291,000, a 9% increase from $2,106,000 for the same period in 1994. Fees for trust services, including revenues from the family office business venture in 1995 revenues, rose 15% from $1,183,000 in 1994 to $1,357,000 for the quarter ended September 30, 1995. A decrease in mortgage interest rates prompted renewed interest in refinancing mortgage loans. During the third quarter of 1995, the Bank originated and sold in the secondary mortgage market $19,136,000 in mortgage loans, compared to $6,077,000 during the same period in 1994. Net gains on the sale of loans was $158,000 for the third quarter of 1995, a 129% increase over $69,000 in net gains on the sale of loans reported for the third quarter of 1994.


OTHER EXPENSE
-------------

     Total other expense increased 2% for the first nine months of 1995 to $13,427,000 from $13,128,000 for the first nine months ended in 1994. Salaries and wages grew 4%, from $5,753,000 for the nine months ended September 30, 1995 compared to $5,520,000 for the same period in 1994. Included in these amounts is a 2% increase in regular salary expense. This reflects both the addition of new staff associated with the family office operation, established in May 1995 and the elimination of the Bank's sales staff in December, 1994. Incentive salaries, based on exceeding profitability goals were up 28%. The Bank's full time equivalent staff decreased to 200 as of September 30, 1995, down from 201.5 as of September 30, 1994. Employee benefits expenses are down $78,000 from last year, primarily a result of the receipt of a $63,000 refund on health insurance premiums for the 1993 policy year due to favorable claims experience.

     Occupancy expense grew 2% for the first nine months of 1995 from $1,052,000 for the first nine months of 1994 to $1,070,000 for the first nine months of 1995. Furniture and equipment expenses grew 6% over the first nine months of 1994, from $614,000 for the first nine months of 1994 to $653,000 for the same period in 1995, as depreciation began in the middle of 1994 on the purchase and installation of a bank-wide local area network. Other operating expenses increased 2% over the first nine months of 1994, from $4,542,000 for the first nine months of 1994 to $4,629,000 for the first nine months of 1995. For the first nine months of 1995, other operating expense includes a refund of $183,000 from the Federal Deposit Insurance Corporation

(the "FDIC") of excess insurance premiums paid by the Bank for the months of May through September 1995. In the future, the Bank should benefit from a reduced insurance premium rate, which is presently $.04 per $100 of deposits, down from $.23. This is the lowest rate charged by the FDIC for its healthiest banks. Partially offsetting this reduction in other operating expenses were non-recurring costs of $135,000 to settle two outstanding disputes involving the Bank.

     For the quarter, total other expenses decreased 1% to $4,469,000 for the quarter ended September 30, 1995 compared to $4,505,000 in 1994. Salaries and wages grew 8% from $1,861,000 for the third quarter of 1994 to $2,004,000 for the same quarter in 1995. Regular salaries amounted to $1,767,000 for the third quarter of 1995, a 4% increase over $1,701,000 for the third quarter of 1994. Incentive related salary expenses rose 48% from $160,000 for the third quarter of 1994 to $236,000 for the same quarter in 1995. The primary reason for this growth was an increase in incentive based salaries related to overall Corporation profitability, as well as profitability in the areas of mortgage origination and trust incentives. Employee benefits expenses decreased 9% for the quarter ended September 30, 1995, to $437,000, compared to $481,000 for the same quarter in 1994. Occupancy and bank premises expense rose 4% to $374,000 for the quarter ended September 30, 1995, compared to $361,000 for the same quarter in 1994. Furniture, fixtures and equipment expense decreased 8%, from $237,000 for the third quarter of 1994, to $217,000 for the third quarter in 1995. Other operating expenses decreased 8%, for the third quarter of 1995, to $1,437,000 compared to $1,565,000 for the same quarter of 1994. The primary reasons for this decrease was the refund of FDIC insurance premiums of $183,000, discussed above, which were reported in September 1995.

APPLICABLE INCOME TAXES
-----------------------

     The Corporation's effective tax rate for the first nine months of 1995 was 30% compared to 27% for 1994. The increase is due to a decrease in the tax-favored income from obligations of states and political subdivisions. The decrease in tax-favored income is related to the decrease in the investment portfolio necessary to fund the loan growth.

FINANCIAL CONDITION
-------------------

     Total assets increased 2% from $333,180,000 at December 31, 1994 to $338,629,000 as of September 30, 1995. Total assets grew 4% from $324,677,000 as of September 30, 1994.

     Outstanding earning assets increased 1% to $301,490,000 as of September 30, 1995 from $298,385,000 as of December 31, 1994. The Bank's loan portfolio increased less than 1%, to $228,949,000 at September 30, 1995 from $228,738,000 as of December 31, 1994. However, from September 30, 1994, all loan categories grew, with the largest increase in the commercial loan portfolio, up 17%. Commercial loans at September 30, 1994 were $48,245,000; at September 30, 1995 commercial loans were $56,647,000, which represented a 4% increase from December 31, 1994 outstanding commercial loan balances of $54,631,000. This portfolio's growth is a result of the Bank expanding its commercial lending staff and aggressively seeking new commercial loan relationships within its market area.

     The Bank's investment portfolio, having a market value of $61,992,000 at September 30, 1995, increased 6% from a value of $58,563,000 at December 31, 1994 and decreased 7% from $66,670,000 as of September 30, 1994. The funds obtained from the decrease in the investment portfolio from September 1994 to September 1995 were primarily used to help fund the increase in the Bank's loan portfolio over the same period. As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS No. 115"). SFAS No. 115 requires all entities to allocate their investments among six categories as applicable: (1) trading, (2) available for sale and (3) held to maturity. The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. Due to maturities, the shortening of the average term of the investment portfolio and a decline in market rates of interest on investments held in the investment portfolio, causing an increase in the market value of the related investments, as of September 30, 1995, the investment portfolio had a net unrealized gain of $33,000, compared to a net unrealized loss of $1,432,000 at December 31, 1994. The unrealized investment appreciation, net of deferred income taxes, increased the Corporation's shareholders' equity on the balance sheet by $22,000 as of September 30, 1995.

     The balance of federal funds sold increased from $5,301,000 at September 30, 1994 and $9,500,000 at December 31, 1994 to $10,412,000 as of September 30,
1995. The 10% and 96% increases in federal funds sold balances at September 30, 1995, compared to December 31, 1994 and September 30, 1994 levels, respectively, are primarily a result of both a recurring cyclical increase in year end deposit balances and the availability of funds to the Bank from the certificate of deposit promotion during the first quarter of 1995. This certificate of deposit promotion has allowed the Bank to maintain a liquidity ratio within the limits set in its risk management policies and procedures during the first nine months of 1995.

     Nonperforming assets amounted to $4,036,000 at September 30, 1995, a 5% decrease from $4,251,000 at December 31, 1994 and a 24% decrease from nonperforming assets of $5,304,000 at September 30, 1994. Nonperforming loans decreased 17% to $646,000 at September 30, 1995 compared to nonperforming loans of $776,000 at December 31, 1994 and decreased 67% from $1,986,000 as of September 30, 1994. The OREO balances decreased 2% from $3,475,000 as of December 31, 1994 to $3,390,000 at September 30, 1995, which was a 2% increase from an OREO balance of $3,318,000 at September 30, 1994. During this twelve month period ending September 30, 1995, two new residential properties were added to OREO and three properties were sold, resulting in a net decrease of $121,000 in OREO from these properties. During the first nine months of 1995, $193,000 in capitalizable costs was added to the book value of an existing OREO property, which is being offered for sale and which is appraised at more than the Bank's new book value.

     As of September 30, 1995 and 1994, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

     Total deposits decreased less than 1% to $300,397,000 as of September 30, 1995 from $301,337,000 as of December 31, 1994. A more meaningful measurement of deposit growth is the change in daily average outstanding deposit balances. Total daily average outstanding deposit balances increased 3% to $297,317,000 for the nine month period ended September 30, 1995 from $289,599,000 for the same period in 1994. Although the amount of total deposits remained relatively stable, as previously mentioned, the mix of deposits has shifted. Since the Bank raised approximately $15,000,000 in new funds from a "Premier" certificate of deposit promotion, the percentage of average time deposits to the total average interest bearing deposits for the first nine months of 1995 rose to 29% compared to 19% for the first nine months of 1994. Daily average balances for certificates of deposit grew 54% for the first nine months of 1995 compared to the same period in 1994. As a reaction to a consistently low interest rate environment for interest bearing deposits, all other daily average outstanding balances declined during the first nine months of 1995 compared to the same period in 1994. The largest decline came in daily average savings balances, which decreased 19% from the first nine months of 1994. Noninterest bearing demand deposit daily average outstanding balances grew 5% over the same period.



LIQUIDITY, INTEREST RATE SENSITIVITY
------------------------------------

     The Bank's liquidity is maintained by managing its core deposits, selling loans in the secondary market, borrowing from the Federal Home Loan Bank and managing its position in the federal funds market. The Bank, through its internal Asset/Liability Committee ("ALCO"), has adopted Risk Management Policies and Procedures (the "Policy") for monitoring goals for both liquidity and interest rate sensitivity. Periodically, ALCO reviews the Bank's liquidity ratio, comparing liquid assets, cash, unpledged investments and federal funds sold against deposits, net of certificates of deposit in excess of $100,000. It is presently the goal of ALCO to maintain a ratio of not less than 20%. This ratio was 26% at September 30, 1995, compared to 24% at December 31, 1994 and 28% at September 30, 1994.

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to measure its interest rate risk and to manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of September 30, 1995, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $30,878,000, or 9.1% of total assets, as of September 30, 1995, compared to total shareholders equity of $27,146,000, or 8.1% of total assets, as of December 31, 1994. As of September 30, 1994, shareholders' equity was $26,638,000, or 8.2% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.07% as of September 30, 1995 compared to 11.45% and 11.86% at December 31, 1994 and September 30, 1994, respectively. The respective Tier II ratios were 13.32%, 12.70% and 13.11%, respectively. The Corporation declared a dividend of $.25 per share in January, April and July 1995 or a cumulative dividend of $.75 per share, a 67% increase over the year to date dividend declared of $.45 per share in 1994.

                    PART II. OTHER INFORMATION
                    --------------------------

                          SEPTEMBER 30, 1995



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



                                     Bryn Mawr Bank Corporation



     Date: November 8, 1995            By:/s/ Robert L.Stevens
          -----------------               --------------------
                                              Robert L. Stevens
                                              President



     Date: November 8, 1995              By:/s/ Joseph W. Rebl
          -----------------                 ------------------
                                                Joseph W. Rebl
                                                Treasurer and
                                                Assistant Secretary