Form 10-K
period 1995-12-31
BRYN MAWR BANK CORP
filed 1996-04-01
CIK 802681

                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No fee Required] for the transition period from_______________ to________________

 Commission file number 0-15261.

                           BRYN MAWR BANK CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                               23-2434506
- -------------------------------          ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania                        19010
- ---------------------------------------------                      ----------
  (Address of principal executive offices)                         (Zip Code)

(Registrant's telephone number, including area code)         (610) 525-1700
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
            Title of each class                  which registered
          ------------------------            -------------------------
                   NONE                               NONE

       Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock ($1 par value)
 ------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X                                        No
         -----------                                     ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $55,580,893 on March 15, 1996.

As of March 15, 1996, 2,190,380 shares of common stock were outstanding.

Documents Incorporated by Reference: Parts I, II and IV - Portions of
- -----------------------------------
Registrant's Annual Report to Shareholders for the year ended December 31, 1995, as indicated, Part III - Definitive Proxy Statement of Registrant filed with the Commission pursuant to Regulation 14A.

*Registrant does not admit by virtue of the foregoing that its officers and directors are "affiliates" as defined in Rule 405 and does not admit that it controls the shares Registrants voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on pages 37 through 40. There are 46 pages in this report.

                                    Form 10-K

                           Bryn Mawr Bank Corporation

                                      Index

Item No.                                                      Page

                                     Part I

  1.   Business................................................ 3
  2.   Properties..............................................26
  3.   Legal Proceedings.......................................29
  4.   Submission of Matters to a Vote of Security Holders.....29

                                Part II

  5.   Market for Registrant's Common Equity and Related
       Stockholder Matters.....................................30
  6.   Selected Financial Data.................................30
  7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations.....................31
  8.   Financial Statements and Supplementary Data.............31
  9.   Change in and Disagreements with Accountants on
       Accounting and Financial Disclosure.....................31

                               Part III

 10.   Directors and Executive Officers of Registrant..........32
 11.   Executive Compensation..................................36
 12.   Security Ownership of Certain Beneficial Owners and
       Management..............................................36
 13.   Certain Relationships and Related Transactions..........36

                                Part IV

 14.   Exhibits, Financial Statement Schedules and Reports
       on Form 8-K.............................................37



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 15, 1996.

                                     PART I
                                     ------

                                ITEM 1. BUSINESS
                                ----------------

                                     GENERAL
                                     -------

BRYN MAWR BANK CORPORATION
- --------------------------

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

THE BRYN MAWR TRUST COMPANY
- ---------------------------

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

SUMMARY
- -------

     The Corporation will concentrate its resources to expand the Bank's market penetration by providing superior deposit, lending, trust and other banking services to its existing customers and obtain additional customers in its market in Montgomery, Delaware and Chester counties of Pennsylvania and to successfully address the other challenges in the Bank's ever changing competitive market.

                                   OPERATIONS
                                   ----------

BRYN MAWR BANK CORPORATION
- --------------------------

     The Corporation had no active staff as of December 31, 1995 and conducted no activities other than those activities through its banking subsidiary, except for the leasing of two properties, owned by Corporation, to the Bank, as discussed in Item 2. Properties.

     A complete list of directors and officers of the Corporation, as of February 1, 1996 is incorporated by reference to page 36 and the inside of the back cover of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995.

THE BRYN MAWR TRUST COMPANY
- ---------------------------

     The Bank is engaged in general, commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of trust services including estate administration, investment advisory services, pension and profit sharing administration and personal financial planning, including tax preparation. During 1995, the Bank established a family office operation, providing a full range of services to high net worth clients. As of December 31, 1995, the market value of assets administered by the Bank's Trust Division was $1,039,804,000. In January 1996, as a part of the Bank's Trust Division, the Bank formed Investment Counsellors of Bryn Mawr ("ICBM"), which is dedicated to managing investment portfolios for high net worth individuals and employee benefit plans.

     In 1995, residential mortgage interest rates decreased from 1994 levels and the Bank was able to take advantage of the consumers renewed interest in refinancing residential mortgages, thereby increasing the volume of the mortgage loans it sold, as well as related loan fees and net gains on the sale of these loans in the secondary mortgage market. As of March 1, 1996, the Bank has six commissioned mortgage originators. The Bank originated and sold $67,826,000 in residential mortgages to the secondary market in 1995 compared to $39,109,000 originated and sold in 1994. Net gains and loan fee income amounted to $918,000 in 1995 compared to $591,000 in 1994. During 1993 the Bank originated and sold $108,865,000 in residential mortgage loans, generating $1,990,000 in related net gains and loan fee income.

     The operations and data processing support for the banking services provided by the Bank were supplied by Financial Institution Outsourcing, a division of Mellon Bank, N. A. under a five-year servicing contract, expiring December 31, 1995 which is incorporated by reference into the Corporation's 10-K, filed with the Securities and Exchange Commission (the "Commission") on March 26, 1991. In November 1993, Mellon Bank sold its outsourcing division to FISERV, Inc., an outsourcing data processing company located in Brookfield, IL. The Bank renegotiated its licensing and servicing agreement with FISERV in 1994 for the in-house data processing systems, which commenced in the first quarter of 1996. This agreement is incorporated by reference into the Corporation's 10-K, filed with the Commission on March 31, 1995.

     At December 31, 1995, the Bank had 182 full time and 31 part time employees, including 80 officers, equalling 197.5 full time equivalent staff.

                      SOURCES OF THE CORPORATION'S REVENUE
                      ------------------------------------

     The following table shows the percentage of consolidated revenues by major source generated by the Corporation from the activities indicated below.

                                            Year Ended December 31,
                                   -----------------------------------------
                                   1995     1994     1993     1992     1991
                                   ----     ----     ----     ----     ----

Commercial Loans                    16%      14%      12%      12%      12%

Mortgage and Construction Loans     16       15       16       23       29

Consumer Loans                      25       25       26       26       24

Home Equity/Line of Credit           3        3        2        2        3

Securities                          10       13       12       10        8

Federal Funds Sold                   2        1        1        2        4
                                   ---      ---      ---       --      ---

Total Interest Income               72       71       67       75       80

Trust Services                      17       16       15       14       12

Other Income *                      11       13       18       11        8
                                   ---      ---      ---      ---      ---
Total Revenues                     100%     100%     100%     100%     100%
                                   ====     ====     ====     ====     ====



* There were no revenues generated by BMFS and PRC during 1995, 1994 or 1993. All revenues were generated by the Bank during 1995, 1994 and 1993. Revenues generated by BMFS and PRC aggregated 1.3% and 1.0% in 1992 and 1991, respectively.

                            STATISTICAL INFORMATION
                            -----------------------

     The statistical information required in this Item I is incorporated by reference to the information appearing in Corporation's Annual Report to Shareholders for the year ended December 31, 1995, as follows:

Disclosure Required by                          Reference to the Corporation's
  Industry Guide 3                                    1995 Annual Report
- ----------------------                          ------------------------------

  I. Distribution of Assets, Liabilities
     and Stockholders Equity; Interest
     Rates and Interest Differential

     A.   Average balance sheets, interest-
          income and expense; average rates
          earned/paid . . . . . . . . . . . Analyses of Interest Rates and
                                             Interest Differential (page 12)

     B.   Rate/Volume Differentials  . . .  Rate/Volume Analyses (page 13)

     C.   Non-Accrual Policy . . . . . . .  Loan Portfolio and Non-
                                             performing Asset Analysis
                                             (page 17)

     D.  Interest Rate Sensitivity
         Analysis. . . . . . . . . . . . . .Interest Rate Sensitivity
                                             Analysis (page 20)

 II. Investment Portfolio

     A.  Book Values  . . . . . . . . . . .  Notes to Consolidated Financial
                                              Statements, Note 3 (page 28)

     B.  Maturities . . . . . . . . . . . .  Notes to Consolidated Financial
                                               Statements, Note 3 (page 28)

III. Loan Portfolio

     A.  Types of Loans . . . . . . . . . .  Loan Portfolio (page 16)

     B.  Maturities and Sensitivity to
         changes in Interest Rates  . . . .  Loan Portfolio - Maturity
                                               distribution (page 16)
                                               Interest Rate Sensitivity
                                               Analysis (page 20)

     C.  Non-Performing assets . . . . . .   Non-Performing Assets (page 19)

Disclosure Required by                          Reference to the Corporation's
  Industry Guide 3                                    1995 Annual Report
- ----------------------                          -----------------------------

 IV.  Summary of Loan Loss Experience

      A.    Analysis of Loss Experience  . . . Allowance for Possible Loan
                                                 Losses (page 13)

      B.    Allocation of Allowance for
            Loan Losses  . . . . . . . . . . . Allocation of the Allowance
                                                for Possible Loan Losses
                                                 (page 14)

  V.  Deposits

      A.   Average Deposits . . . . . . . . . Average Daily Balances of
                                               Deposits (Page 18)

      B.   Maturity tables and outstanding
           balances, deposits $100,000 or
           more . . . . . . . . . . . . . . . Maturity of Certificates of
                                               Deposit of $100,000 or
                                               Greater (page 18)

 VI.  Return on Equity and Assets . . . . . . Selected Financial Data
                                                   (page 9)

                                   COMPETITION
                                   -----------

     The Corporation's principal purpose is to hold the stock of the Bank and the Corporation's other subsidiaries. Therefore, there is presently no market area nor competition for the Corporation since it does not conduct competitive business activity other than through its subsidiaries.

     The Bank's market area is primarily located in portions of Delaware, Montgomery and Chester Counties, located in southeastern Pennsylvania. The greatest concentration of activity is within a limited radius of Bryn Mawr, Pennsylvania, the site of the Bank's main banking office. The Bank also has four full service branch offices located in Havertown, Wayne, Wynnewood and Paoli, Pennsylvania. In addition, there are five limited service facilities located in life care communities in Waverly Heights, Martins Run, the Quadrangle, Beaumont at Bryn Mawr and Bellingham and two limited service branches located in Radnor Corporate Center and One Tower Bridge in West Conshohocken. All facilities are located in either Montgomery, Chester and Delaware Counties. There is also an automatic teller machine location at Villanova University.

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

The Bank Holding Company Act
- ----------------------------

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

     The Act prohibits the Federal Reserve Board from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located or the bank is failing. Pennsylvania law permits bank holding companies located in any state to acquire Pennsylvania banks and bank holding companies, provided that the home state of the acquiring company has enacted "reciprocal" legislation. In this context, reciprocal legislation is generally defined as legislation that authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in another state on terms and conditions substantially no more restrictive than those applicable to such an acquisition in Pennsylvania by a bank holding company located in the other state.

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

     The Act further provides that the Federal Reserve Board shall not approve any acquisition that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transactions are clearly outweighed by the public interest and the probable effect of the transaction in meeting the convenience and needs of the communities to be served.

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

Financial Institutions Reform, Recovery and Enforcement Act
- -----------------------------------------------------------

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

     The FDICIA substantially alters the deposit insurance assessment process. The requirement that the FDIC provide at least sixty (60) days notice before requiring changes to the semiannual insurance assessment has been removed and the FDIC has the ability to change deposit insurance assessment rates much more rapidly than in the past. FDICIA grants the FDIC the authority to impose special "emergency" assessments on member banks at any time if necessary to pay interest or principal on borrowings or for other appropriate purposes. The FDICIA also requires the FDIC to establish a risk-based assessment system for the deposit insurance funds. In addition, the FDICIA establishes capital categories, such as, "well- capitalized", adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the guidelines currently issued by the regulators, the Bank is considered "well-capitalized".

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

Pennsylvania Anti-Takeover Legislation
- --------------------------------------

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

     The Corporation's Board opted-out of those provisions of the Act by amending the Corporation's By-Laws because it believed and continues to believe that those provisions of the Act were not in the best economic interests of the Corporation's shareholders. In addition, the Board believes that, without those provisions of Act 36, the Board has sufficient flexibility under the applicable law to protect the interest of the shareholders. As outlined in the Corporation's definitive proxy statement for the 1992 shareholders' meeting, the Board of Directors recommended that the Corporation's shareholders ratify and approve the amendment to the Corporation's By-Laws opting out of Act 36.

                             Regulation of the Bank
                             ----------------------

     The Corporation's Pennsylvania state chartered Bank, The Bryn Mawr Trust Company, became a member of the Federal Reserve System in May 1995 and is regulated and supervised by the Pennsylvania Department of Banking (the "Department of Banking") and the Federal Reserve Board. These agencies regularly examine the Bank's reserves, loans, investments, management practices and other aspects of its operations and the Bank must furnish periodic reports to these agencies.

Department of Banking and Federal Reserve Board Regulations
- -----------------------------------------------------------

     The Bank's operations are subject to certain requirements and restrictions under state and federal laws, including requirements to maintain reserves against deposits, limitations on the interest rates that may be paid on certain types of deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. These regulations and laws are intended primarily for the protection of the Bank's depositors and customers rather than holders of the Corporation's stock.

     As a bank incorporated under and subject to Pennsylvania banking laws and a member bank of the Federal Resrve System, the Bank must obtain the prior approval of the Department of Banking and the Federal Resrve authorities before establishing a new branch banking office. Depending on the type of bank or financial institution, a merger of banks located in Pennsylvania are subject to the prior approval of one or more of the following: the Department of Banking, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency. An approval of a merger by the appropriate bank regulatory agency would depend upon several factors, including whether the merged institution is a federally insured state bank, a member of the Federal Reserve System, or a national bank. Additionally, any new branch expansion or merger must comply with geographical branching restrictions provided by state law. The Pennsylvania Banking Code permits Pennsylvania banks to establish branches anywhere in the state.

     The Bank is insured by the FDIC, which currently insures the Bank's deposits to a maximum of $100,000 per deposit. For this protection, each insured bank pays a semiannual statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. Under existing regulations the Bank, as well capitalized financial institiution, is not currently required to pay FDIC insurance premiums on deposits. A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the Bank or the Corporation.

                         Regulation of the Corporation-
                          Government Monetary Policies
                         ------------------------------

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

Risk Based Capital Guidelines
- -----------------------------

     The Federal Reserve Board has promulgated certain "Risk Based Capital Guidelines" which more narrowly define bank capital, as it relates to assets, than do prior regulatory guidelines. Under the new guidelines, various types of Corporation assets are assigned risk categories and weighted based on their relative risk. In addition, certain off balance sheet items are translated into balance sheet equivalents and also weighted according to their potential risk. The sum of both of these asset categories, referred to as Total Risk Weighted Assets, is then compared to the Corporation's total capital, providing a Tier I Capital Ratio, under the new guidelines. A Tier II capital ratio is also computed for the Corporation, adding an allowable portion of the loan loss reserve to capital. Both the Tier I and Tier II ratios of the Corporation are in excess of those minimum capital ratios required as of December 31, 1995 by the regulators. The focus of the guidelines is to measure the Corporation's capital risk. The guidelines do not explicitly take into account other risks, such as interest rate changes or liquidity.

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

Subsidiaries
- ------------

     BMFS is an inactive subsidiary of the Corporation, but is subject subject to regulation and examination by the Federal Reserve Board and must file periodic reports with the Federal Reserve Board.

                               ITEM 2. PROPERTIES
                               ------------------

     The headquarters of the Corporation and the main office of the Bank are located in a three story stone front office building, consisting of approximately 37,000 net usable square feet, located at the main intersection of Bryn Mawr, Pennsylvania, at Lancaster Avenue and Bryn Mawr Avenue. The main office of the Bank has been located in Bryn Mawr since its founding in 1889. The Corporation acquired two additional properties during 1988. The first property, contiguous to the Bank's main office, houses an expanded drive-up facility and a new meeting room. The second property, located in Bryn Mawr, became the new location of the Bank's Trust Division in mid-December, 1989. Both properties are subject to mortgages as outlined in Note 6 of the Corporation's financial statements on page 28 of its Annual Report. The Corporation's other properties are owned free and clear of all liens and encumbrances. Below is a schedule of all properties owned or leased by the Corporation or its subsidiaries.

The Bank:
- --------
                                                                 Date Acquired
Current Banking Office             Address                         or Opened
- ----------------------             -------                         ---------

Main Office and Principal      801 Lancaster Avenue                   1889
Place of Business (owned)      Bryn Mawr, PA 19010

Branch Office/Operations       330 E. Lancaster Avenue                1985
Center (owned)                 Wayne, PA 19087

Branch Office/Admin.           18 W. Eagle Road                       1987
Office (owned)                 Havertown, PA 19083

Branch Office (owned)          312 E. Lancaster Avenue                1979
                               Wynnewood, PA 19096

Branch Office (owned)          N.E. Corner of Lancaster               1986
                               and Greenwood Avenues
                               Paoli, PA 19301

                                                                 Date Acquired
Current Banking Office             Address                         or Opened
- ----------------------             -------                         ---------

Branch Office (leased)         The Quadrangle (1)                     1989
month to month basis           3300 Darby Road
                               Haverford, PA 19041-1095

Branch Office (leased)         Waverly Heights, Ltd. (1)              1986
month to month basis           Life Care Community
                               Gladwyne, PA 19035

Branch Office (leased)         Martins Run (1)                        1987
month to month basis           Life Care Community
                               11 Martins Run
                               Media, PA 19063

Branch Office (leased)         Bellingham (1)                         1991
through October 31, 1998       1615 East Boot Road
                               West Chester, PA 19380

Temporary Agency Remote        Villanova University                   1969
Facility                       Campus (2)
                               Villanova, PA 19085

Branch Office (leased)         Radnor Corporate Center (3)            1990
through December 18, 199       Three Radnor Corporate Center
                               Radnor, PA  19087

Branch Office (leased)         Beaumont at Bryn Mawr (1)              1995
through April 16, 1998         Retirement Community
                               Bryn Mawr, PA 19010

Branch Office (leased)         One Tower Bridge (6)                   1995
through July 31, 1998          100 Front Street
                               West Conshohocken, PA 19428

The Corporation:
- ---------------
                                                                 Date Acquired
Other Facilities                     Address                        or Opened
- ----------------                     -------                        ---------

Walk-in Lobby, Drive-up        813 Bryn Mawr Avenue (4)               1988
Windows, Meeting Room          Bryn Mawr, PA 19010
(owned)

Office Building (owned)        10 Bryn Mawr Avenue (5)                1988
                               Bryn Mawr, PA 19010

(1) This branch office has been established primarily to meet the needs of the residents of the Life Care Community in which it is located.

(2) This temporary agency remote facility consists of two automatic teller machines primarily for the use of staff and students.

(3) This limited service branch is on the lobby level of a building located in a five building office complex and has been established primarily to meet the needs of the occupants of this office building complex. The lease was renegotiated in 1995 and the square footage was reduced to 551 square feet. The lease expires on December 18, 1998.

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

(6) This limited service branch is on the lobby level of an office building and has been established to primarily meet the needs of the occupants of the office building. There is an automatic teller machine located within the facility. The lease is for 1,250 square feet and expires on January 15, 1999.

                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

     Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their business.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders which is required to be disclosed pursuant to the instructions contained in the form for this report.

                                     PART II
                                     -------

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                ------------------------------------------------
                         AND RELATED STOCKHOLDER MATTERS
                         -------------------------------

  Price Range of Shares

                       1995                               1994
                High-Low Quotations               High-Low Quotations
           ---------------------------        -------------------------
           High      Low      Dividend        High      Low    Dividend
Quarter     Bid      Bid      Declared        Bid       Bid    Declared
- ---------------------------------------      --------------------------
1st        $17 1/4   $15 3/8    $0.125       $16 3/4   $15 7/8  $0.075

2nd         18 1/2    17          .125        16 5/8    15 7/8   0.075

3rd         22 3/4    18          .125        16 5/8    15 7/8   0.075

4th         27 1/2    22 3/8      .125        16 5/8    15 7/8   0.10

The approximate number of holders of record of common stock as of December 31, 1995 was 536. The shares are traded on the over-the-counter market, and the price information was obtained from The National Association of Securities Dealers (NASD). Prices and dividends paid per share are restated to reflect the 2-for-1 stock split, effective December 29, 1995.

                         ITEM 6. SELECTED FINANCIAL DATA
                         -------------------------------

     The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 9 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

     The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Result of Operations" on pages 10 to 21 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               ---------------------------------------------------

     The financial statements and the auditor's report thereon and supplementary data required by this Item 8 are incorporated by reference on pages 22 to 35 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995.

             ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             -------------------------------------------------------
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                       -----------------------------------

     There were no matters which are required to be disclosed in this Item 9 pursuant to the instructions contained in the form for this report.

                                    PART III
                                    --------
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

     The information with respect to Directors of the Corporation is incorporated by reference on pages 6 through 8 of the definitive proxy statement of the Corporation filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     Executive Officers of the Corporation. Below is certain information with
     -------------------------------------
respect to the executive officers of the Corporation and Bank as of March 1, 1996:

                             AGE AS OF               OFFICE WITH THE
      NAME                 MARCH 1, 1996         CORPORATION AND/OR BANK
      ----                 -------------         -----------------------

Robert L. Stevens              58               Chairman, President and
                                                Chief Executive Officer
                                                Director of Corporation
                                                and Bank

Samuel C. Wasson, Jr.          57               Secretary and Director of
                                                Corporation and Bank and
                                                Executive Vice
                                                President of Bank - Loans

Joseph W. Rebl                 51               Treasurer of Corporation
                                                and Senior Vice President
                                                and Treasurer of Bank -
                                                Finance

Robert J. Ricciardi            47               Vice President of the
                                                Corporation and Executive
                                                Vice President of
                                                Bank - Community Banking

Paul M. Kistler, Jr.           59               Senior Vice President of
                                                Bank- Human Resources,
                                                Facilities and Marketing

Thomas M. Petro                37               Senior Vice President of
                                                Bank- Information
                                                Management

Peter H. Havens                41               Executive Vice President
                                                of Bank- Trust and
                                                Director of  Bank and
                                                Corporation

Joseph G. Keefer               37               Senior Vice President of
                                                Bank -   Commercial and
                                                Real Estate Lending

Donald B. Krieble              52               Senior Vice President of
                                                Bank- Consumer Credit
                                                Services

Leo M. Stenson                 45               Vice President and Auditor
                                                of Bank

     Mr. Stevens was employed by the Bank in 1960 and elected an Assistant Treasurer in 1962. He was elected an Executive Vice President with responsibility for lending functions in 1968. He was elected a director in 1974 and was elected President and Chief Executive Officer of the Bank, effective January 1, 1980. Upon the formation of the Corporation in 1986, he was appointed the President and Chief Executive Officer and a director. In December, 1995, Mr. Stevens was appointed Chairman, President and Chief Executive Officer of the Bank and Corporation.

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

     Mr. Kistler was retained by the Bank as a human resources consultant in November 1992 and was appointed Senior Vice President of Human Resources, Facilities and Marketing in January 1993. From 1976 to 1992, Mr. Kistler was employed by Philadelphia National Bank (now merged into CoreStates Bank, N.A.) in various capacities including Senior Vice President- Human Resource Manager, Secretary of the Board of Directors, CoreStates Financial Corporation as Manager and CoreSearch as a consultant.

     Mr. Petro was appointed a Vice President of the Bank in January 1992 and Senior Vice President- Information Management in November, 1993. Mr. Petro was the President of PRC from its formation in June 1990 until it ceased operations in December, 1992. Formerly, since August 1986, Mr. Petro was Assistant Vice President and Manager - Banking Group of Management Science Associates, Inc. From November 1981 to August 1986, Mr. Petro was Product Manager for Mellon Bank's DataCenter.

     Mr. Havens was employed by the Bank on May 1, 1995 as the Executive Vice President in charge of the Trust Division of the Bank. Prior to joining the Bank, Mr. Havens was manager of Kewanee Enterprises, a private investment company since April of 1982. Mr. Havens has been a director of the Bank and the Corporation since 1986.

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

     Mr. Stenson was employed by the Bank as Auditor in 1982, was elected Vice President and Auditor in 1987 and was formerly an Assistant VicePresident of Western Savings Bank.

     None of the above executive officers has any family relationship with any other executive officer or with any director of the Corporation or Bank.

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

     The information required by this Item 11 is incorporated by reference on pages 8 through 18 of the definitive proxy statement of the Corporation, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                -------------------------------------------------
                              OWNERS AND MANAGEMENT
                              ---------------------

     The information required by this Item 12 is incorporated by reference on page 2, and pages 6 through 8 of the Corporation's definitive proxy statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

     There were no relationships or transactions required to be disclosed in this Item 13 pursuant to the instructions contained in the form for this report, as discussed on page 16 of the Corporation's definitive proxy statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV
                                     -------

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                ------------------------------------------------
                             AND REPORTS ON FORM 8-K
                             -----------------------

(a)  The following exhibits are filed as a part of this report.

     EXHIBIT TABLE
     -------------

     3 - Articles of  Incorporation  and By-Laws
     -------------------------------------------
     (A) Articles of Incorporation, effective August 8, 1986, are incorporated by reference to Form S-4 of the Registrant, No. 33-9001.

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

     (G) License Agreement dated December 30, 1994, between Bryn Mawr Bank Corporation and FIserv Cir, Inc. is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission on March 31, 1995.

     13. - Annual Report to Security Holders
           ---------------------------------
          The Registrant's 1995 Annual Report to Shareholders is attached herewith as Exhibit 13. Such Annual Report, except for the portions thereof that are expressly incorporated by reference herein, is only furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as a part of this Form 10-K.

     22 - Subsidiaries of the Registrant
     -----------------------------------

                         Name                       State of Incorporation
                         ----                       ----------------------
            The Bryn Mawr Trust Company                 Pennsylvania
            Bryn Mawr Financial Services, Inc.          Pennsylvania

     23 - Consent of Experts
          ------------------
          Consent of Certified  Public  Accountants  filed herewith as Exhibit
          23.

     99 - Portions of the Proxy Statement
          -------------------------------
          Excerpts from the Registrant's Proxy Statement for its 1996 Annual Meeting to be held on April 16, 1996 are filed herewith as Exhibit 99.

     (b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

              INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
              -----------------------------------------------------

     The report of Independent Certified Public Accountants as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation and related notes is incorporated by reference to page 35 of the Corporation's 1995 Annual Report to Shareholders.

     Consolidated Financial Statements and related notes are incorporated by reference to the Corporation's 1995 Annual Report to Shareholders, and may be found on the pages of said Report as indicated in the parenthesis:

           Balance Sheets, December 31, 1995 and 1994 (page 22)

           Statements of Income for the years ended December 31, 1995, 1994 and 1993 (page 23)

           Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993 (page 25)

           Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 (page 24)

           Notes to Financial Statements (pages 26 to 34)

Supplementary Data:

     Quarterly Results of  Operations  are  incorporated  by reference to the in formation under the caption "Selected quarterly financial data (unaudited)", in Note 14 on page 33 of the Corporation's Annual Report to Shareholders for the fiscal years ended December 31, 1995 and 1994.

     Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.

Exhibits:

For information regarding exhibits, including those incorporated by reference, see pages 37 through 40 of this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

              NAME                     TITLE                           DATE
              ----                     -----                           ----

    \s\ Robert L. Stevens           Chairman, President          March  29, 1996
- ------------------------------      and Chief Executive                ---
        Robert L. Stevens           Officer (Principal Executive
                                    Officer) and Director

   \s\ Joseph W. Rebl
- -----------------------------       Treasurer (Principal         March  29, 1996
       Joseph W. Rebl               Financial and Principal            ---
                                    Accounting Officer)
   /s/ Darrell J. Bell
- -----------------------------       Director                     March  29, 1996
       Darrell J. Bell                                                 ---


   \s\ Richard B. Cuff
- -----------------------------       Director                     March  29, 1996
       Richard B. Cuff                                                 ---

- -----------------------------       Director                     March    , 1996
       Warren W. Deakins                                               ---


   \s\ Eleanor Carson Donato
- -----------------------------       Director                     March  29, 1996
       Eleanor Carson Donato                                           ---

- -----------------------------       Director                     March    , 1996
       William Harral III                                              ---

- -----------------------------       Director                     March    , 1996
       Peter H. Havens                                                 ---

   \s\ Sherman R. Reed, 3rd
- -----------------------------       Director                     March  29, 1996
       Sherman R. Reed, 3rd                                            ---

              NAME                     TITLE                          DATE
              ----                     -----                          ----

   \s\ Phyllis M. Shea
- -----------------------------        Director                    March  29, 1996
       Phyllis M. Shea                                                 ---

   \s\ B. Loyall Taylor, Jr.
- -----------------------------        Director                    March  29, 1996
       B. Loyall Taylor, Jr.                                           ---

   \s\ Samuel C. Wasson, Jr.
- -----------------------------        Director                    March  29, 1996
       Samuel C. Wasson, Jr.                                           ---

   \s\ Thomas A. Williams
- -----------------------------        Director                    March  29, 1996
       Thomas A. Williams                                              ---