Form 10-Q
period 1996-03-31
BRYN MAWR BANK CORP
filed 1996-05-10
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended March 31, 1996             Commission File Number
                  --------------
                                                    0-15261
                                                    -------

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


                            Yes   X        No _____
                                -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


     Class                        Outstanding at May 1, 1996
- -----------------------
Common Stock, par value $1               2,190,380

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                         QUARTER ENDED March 31, 1996

                                     INDEX



PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS
     Consolidated Statements of Income for Three
          Months Ended March 31, 1996 and 1995..............Page 1


     Consolidated Balance Sheets as of March 31, 1996,
          December 31, 1995 and March 31, 1995..............Page 2


     Consolidated Statements of Cash Flows For the Three
          Months Ended March 31, 1996 and 1995..............Page 3


     Notes to Consolidated Financial Statements.............Page 4


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS....Page 7



PART II - OTHER INFORMATION................................Page 15

                         PART I. FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (IN THOUSANDS)
                                   UNAUDITED


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                      1996      1995
                                                                                    -------     ------
INTEREST INCOME:
  Interest and fees on loans...................................................... $ 5,049     $ 4,698
  Interest on federal funds sold..................................................     160          85
  Interest on interest bearing deposits with banks................................       1           4
  Interest and dividends on investment securities:
    U.S. Treasury securities......................................................     442         553
    U.S. Government Agency securities............................................      168           0
    Obligations of states and political subdivisions..............................     122         160
    Dividend income...............................................................      17          16
                                                                                     ------      ------
Total interest and dividend income................................................   5,959       5,516

Interest expense on deposits......................................................   1,679       1,594

Net interest income...............................................................   4,280       3,922
Loan loss provision...............................................................     125         125
                                                                                    -------     -------
Net interest income after loan loss provision.....................................   4,155       3,797
                                                                                    -------     -------

OTHER INCOME:
  Fees for Trust services.........................................................   1,445       1,264
  Service charges on deposits.....................................................     289         235
  Other service charges, commissions and fees.....................................     329         270
  Net gain on sale of loans.......................................................     101          41
  Net gain on sale of other real estate owned.....................................   1,074          55
  Other operating income..........................................................     201         169
                                                                                    -------     -------
Total other income................................................................   3,439       2,034
                                                                                    -------     -------

OTHER EXPENSES:
  Salaries and wages..............................................................   2,122       1,829
  Employee benefits...............................................................     512         410
  Occupancy and bank premises.....................................................     415         326
  Furniture, fixtures, and equipment..............................................     222         217
  Other operating expenses........................................................   1,726       1,509
                                                                                    -------     -------
Total other expenses..............................................................   4,997       4,291
                                                                                    -------     -------
Income before income taxes........................................................   2,597       1,540
Applicable income taxes...........................................................     840         450
                                                                                    -------     -------
Net Income........................................................................ $ 1,757     $ 1,090
                                                                                    =======     =======

Earnings per average common share:
    Net income *.................................................................    $0.77       $0.50
    Cash dividends declared *....................................................    $0.47      $0.125
Average number of shares outstanding including common stock equivalents *........2,269,086   2,187,380

The accompanying notes are an integral part of the consolidated financial statements.
*- 1995 per share data has been restated to relect the 2-for-1 stock split, effective on December 29, 1995.

                                   FORM 10-Q
                                    PAGE 1

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)


                                                                              MARCH 31,   DECEMBER 31, MARCH 31,
                                                                                1996         1995        1995
                                                                             (UNAUDITED)             (UNAUDITED)
                                                                           --------------------------------------
ASSETS
Cash and due from banks................................................    $  22,269    $  25,128   $  19,136
Interest bearing deposits with banks...................................          107          115          61
Federal funds sold.....................................................            0       19,410      13,152
Investment securities available for sale, at market (amortized cost of $51,258,  $58,890 and $59,594 as of March 31, 1996,
  December 31, 1995 and March 31, 1995, respectively)..................       51,354       59,211      58,959
Loans:
  Consumer.............................................................       72,967       73,189      75,588
  Commercial...........................................................       69,208       67,507      52,516
  Real Estate..........................................................      103,461       94,657      96,454
                                                                            ---------     --------    --------
    Total loans........................................................      245,636      235,353     224,558
  Less: Allowance for loan losses......................................       (3,927)      (3,652)     (3,633)
                                                                            ---------     --------    --------
    Net loans..........................................................      241,709      231,701     220,925
                                                                            ---------     --------    --------
Premises and equipment, net............................................       12,353       11,820      11,629
Accrued interest receivable............................................        2,540        2,463       1,907
Other real estate owned................................................        1,386        3,794       3,198
Other assets...........................................................        1,500        1,314       1,857
                                                                            ---------    ---------   ---------
    Total assets.......................................................    $ 333,218    $ 354,956   $ 330,824
                                                                            =========    =========   =========

LIABILITIES
Deposits:
  Demand, noninterest-bearing..........................................    $  70,676    $  81,128   $  67,175
  Savings..............................................................      162,238      161,340     163,613
  Time.................................................................       61,173       75,133      66,884
                                                                            ---------    ---------   ---------
    Total deposits.....................................................      294,087      317,601     297,672

Other liabilities......................................................        6,649        5,452       4,663
                                                                            ---------    ---------   ---------
    Total liabilities..................................................      300,736      323,053     302,335
                                                                            ---------    ---------   ---------

Shareholders' equity
Common stock, par value $1; authorized 5,000,000
  shares; issued 2,493,200 shares as of March 31, 1996 and
  December 31, 1995 and 1,245,100 shares as of March 31,
  1995 and outstanding 2,190,380 shares as of March 31,
  1996 and December 31, 1995 and 1,093,690 as of
  March 31, 1995.......................................................        2,493        2,493       1,245
Paid-in capital in excess of par value.................................        4,363        4,363       5,559
Unrealized investment appreciation
  (depreciation) net of deferred income taxes..........................           63          212        (419)
Retained earnings......................................................       27,102       26,374      23,643
                                                                            --------     --------    ---------
                                                                              34,021       33,442      30,028
Less: Common stock in treasury at cost -- 302,820 shares as of
  March 31, 1996 and December 31, 1995 and 151,410 as of
  March 31, 1995.......................................................       (1,539)      (1,539)     (1,539)
                                                                            ---------    ---------   ---------
  Total shareholders' equity...........................................       32,482       31,903      28,489
                                                                            ---------    ---------   ---------
  Total liabilities and shareholders' equity...........................    $ 333,218    $ 354,956   $ 330,824
                                                                            =========    =========   =========



The accompanying notes are an integral part of consolidated financial statements.

                                   FORM 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                    ----------------------
                                                                                       1996         1995
                                                                                    --------     ---------
OPERATING ACTIVITIES:
Net Income...................................................................        $ 1,757      $ 1,090
Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Provision for loan losses.................................................            125          125
   Provision for depreciation and amortization...............................            243          241
   Gain on sale of other real estate owned...................................         (1,074)         (55)
   Loans originated for resale...............................................        (17,862)      (5,784)
   Proceeds from loans sold..................................................         10,248        9,691
   Gain on sale of loans.....................................................           (101)         (41)
   Reduction in deferred income taxes........................................            (40)         (54)
   Decrease in taxes receivable..............................................              0          505
   Change in interest receivable.............................................            (77)          92
   Increase in interest payable..............................................            453          510
   Other.....................................................................            729         (834)
                                                                                    ---------    ---------
      Net cash (used) provided by operating activities.......................         (5,599)       5,486
                                                                                    ---------    ---------

INVESTING ACTIVITIES:
Purchases of investment securities...........................................         (4,066)         (37)
Proceeds from maturity of fixed income securities............................         11,629          410
Loan repayments, net of loan originations....................................          5,017        6,755
Loans purchased (dealer loans)...............................................         (7,435)      (6,551)
Purchases of premises and equipment..........................................           (749)        (459)
Proceeds from disposition of other real estate owned.........................          3,482          332
                                                                                    ---------    ---------
      Net cash provided by investing activities..............................          7,878          450
                                                                                    ---------    ---------

FINANCING ACTIVITIES:
Net decrease in demand and savings deposits..................................         (9,554)      (28,729)
Net decrease in time deposits................................................        (13,960)      25,064
Dividends paid...............................................................         (1,029)        (273)
Repayment of mortgage debt...................................................            (13)         (12)
                                                                                    ---------    ---------
      Net cash used by financing activities..................................        (24,556)      (3,950)

                                                                                    ---------    ---------
(Decrease) increase in cash and cash equivalents.............................        (22,277)       1,986
Cash and cash equivalents at beginning of period.............................         44,653       30,437
                                                                                    ---------    ---------
Cash and cash equivalents at end of period...................................         22,376    $  32,423
                                                                                    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid.........................................................      $     276    $       0
   Interest paid.............................................................      $   1,226    $   1,084

The accompanying notes are an integral part of the consolidated financial statements.

                                   FORM 10-Q
                                    PAGE 3

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of March 31, 1996 and 1995, the consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1995 and the related consolidated statements of income for the three month periods ended March 31, 1996 and 1995 are unaudited. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 1995 Annual Report incorporated in the 1995 Form 10-K (Exhibit #13).


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1995 Annual Report incorporated in the 1995 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three month period ended March 31, 1996 and did not have a material dilutive impact on net income for the three month period ended March 31, 1995.

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

     During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122".) SFAS No. 122 requires the recognition of separate assets relating to the rights to service mortgage loans for others based on their fair value, if it is practicable to estimate the value. The adoption of SFAS No. 122 did not have a material impact on the financial position or

                                   FORM 10-Q
results of operations of the Corporation.

     Also, during the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 provides an alternative method of accounting for stock based compensation arrangements, based on fair value of the stock based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and the Corporation's stock, rather than the existing method of accounting for stock based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Financial Accounting Standards Board encourages entities to adopt the fair value based method, but does not require the adoption of this method at this time. For those entities that continue to apply APB No. 25, proforma disclosure of the effect of SFAS No. 123, if adopted, on net income and earnings per share will be
required in the 1996 financial statements.   The Corporation has determined to
continue to apply APB 25 and, therefore, there will be no material impact on the financial position and results of operations.

5. Loans:

     As of March 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $1,145,000. All impaired loans had a related allowance for loan losses. The total related allowance for loan losses is $151,000.

     Interest on loans, including impaired loans, is accrued only if deemed collectible. Unpaid interest income is reversed when a loan becomes over 90 days delinquent and on any loans, prior to 90 days delinquency, if management determines it is warranted. Any principal or interest received on impaired loans is recorded as a direct reduction of the unpaid principal balance of the loan. When the unpaid principal balance of the loan has been fully collected, any additional amounts collected are recognized as interest income.

                                   FORM 10-Q

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                        three months ended      year ended
                                            March 31,          December 31,
                                          1996      1995          1995
                                         -----------------       -------
Balance, Beginning of period             $3,652    $3,618        $3,618
                                         -------   -------       -------
Charge-offs:
     Consumer                               (56)      (60)         (234)
     Commercial and industrial                0       (67)         (527)
     Real estate                              0        (8)           (8)
                                         -------   -------       -------

          Total charge-offs                 (56)     (135)         (769)
                                         -------   -------       -------
Recoveries:
     Consumer                                11        12            54
     Commercial and industrial              187        13           236
     Real estate                              8         0            13
                                         -------   -------       -------

          Total recoveries                  206        25           303
                                         -------   -------       -------

          Net (charge-offs) / recoveries    150      (110)         (466)

Provision for loan losses                   125       125           500
                                         -------   -------       -------

Balance, End of period                   $3,927    $3,633        $3,652
                                         =======   =======       =======

                                   FORM 10-Q

ITEM 2.
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Bryn Mawr Bank Corporation (the "Corporation"), the parent company of The Bryn Mawr Trust Company (the "Bank"), reported net income of $1,757,000 for the first three months of 1996, a 61% increase over $1,090,000 of net income reported for the first three months of 1995. The realization of a $1,073,000 pre-tax gain from the sale of a commercial property in the Bank's other real estate owned ("OREO"), was primarily responsible for the large increase in net income in the first quarter of 1996 compared to the first quarter of 1995. Exclusive of this pre-tax gain and certain non-recurring expense items, net income for the first quarter of 1996 was 11% ahead of first quarter 1995 net income. For the first three months of 1996, earnings per common share, including the dilutive effect of common stock equivalents, amounted to $.77, a 54% increase over earnings per common share of $.50 reported for the first three months of 1994. Per share computations were based on 2,269,086 average shares outstanding, including common stock equivalents for the first three months of 1996 and 2,187,380 average shares outstanding for the first three months of 1995. Per share amounts and average outstanding shares for 1995 have been restated to reflect the 2-for-1 stock split, effective December 29, 1995.

     The increase in earnings for the first three months of 1996 over the same period in 1995 may be attributed to a number of factors, including an increase in net interest income, up 9% over the first three months of 1995 and increases in all categories of other income, which, exclusive of the increases from the gains on the sale of OREO, were up 16% over the same period in 1995. Other expenses rose 16% for the first three months of 1996 compared to the same period in 1995.

     Higher yielding average outstanding loan balances for 1996 grew 5% from average daily outstanding loan balances for the first three months of 1995, while lower yielding average outstanding investment balances decreased by 7%. The average cost of funds for the respective periods remained unchanged at 2.2%. The result was an increase in the Bank's annualized net interest margin, to 5.49% for the first three months of 1996 compared to 5.28% for the same period in 1995.

     The prime rate decreased by 75 basis points from March 1995 to March 1996. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a declining prime rate usually will cause a related decrease in interest income. However, a change in the mix of earning assets, increasing higher yielding average outstanding loan balances while decreasing lower yielding average outstanding investment balances, caused an increase in the yield on earning assets for the first three months of 1996 compared to the same period in 1995. In an effort to further mitigate the effect of a declining prime rate, Bank management was able to lower the average cost of funds on all interest bearing deposit accounts for the first three months of 1996 compared to 1995, except for certificates of deposit, which reflect the

                                   FORM 10-Q
addition of one year and two year, higher costing, Premier CDs (the"Premier CD") during the first quarter of 1995. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
- -------------------

     For the three months ended March 31, 1996, net interest income rose 9% to $4,280,000 from $3,922,000 in 1995. Total interest income grew 8% for the first three months of 1996, to $5,959,000 from $5,516,000 for the first three months of 1995. Interest expense increased 5% over the same periods. Interest expense for the three months ended March 31, 1996 and 1995 was $1,679,000 and $1,594,000, respectively. The yield on earning assets for the first three months of 1996 was 7.7% compared to 7.5% for the first three months of 1995 while the effective rate paid on interest bearing deposits for the first three months of 1996 and 1995 was 2.9% for each respective period.

     Interest and fees on loans increased 7% from $4,698,000 for the first three months of 1995 to $5,049,000 for the first three months of 1996. A combination of increasing loan portfolio yields, up from 8.2% for the first three months of 1995 to 8.3% for the first three months of 1995 and a 5% increase in average outstanding loan balances from $224,669,000 for the first three months of 1995 to $236,177,000 for the same period in 1996, are the primary reasons for this increase in loan related interest and fee income.

     Interest income on investments increased $20,000 or 3%, from $729,000 for the first three months of 1995 to $746,000 for the first three months of 1996. Interest from U.S. Treasury obligations decreased 20% from $553,000 for the first three months of 1995 to $442,000 for the first three months of 1996. The primary reason for this decrease was a $12,257,000 or 28% decrease in the average balance of U.S. Treasury securities, from $45,140,000 during the first three months of 1995 to $32,383,000 for the comparable period in 1996. The decrease in U.S. Treasury obligations, which was primarily a result of investment maturities as opposed to sales, was necessary to fund loan growth. The Bank also held U.S. Government Agency securities at March 31, 1996. No such securities were held by the Bank at March 31, 1995. Interest income on U.S. Government Agency securities amounted to $168,000 for the three months ended March 31, 1996 and is the primary reason for the 3% increase in interest income on investment securities from the first three months of 1995 to the same period in 1996. Interest income on obligations of states and political subdivisions decreased by 24%, from $160,000 for the three months ended March 31, 1995 to $122,000 for the same period in 1996. A decrease of $2,717,000 or 22% in average outstanding balances of obligations of state and political subdivisions, from $12,451,000 in average outstanding balances for the first three months of 1995 down to $9,734,000 for the same period in 1996 is the primary reason for this decrease. The overall yield on investment securities increased from 5.0% for the first three months of 1995 to 5.5% for the first three months of 1996, due primarily to the maturity of lower yielding investments in the Bank's investment portfolio.

                                   FORM 10-Q

     Interest expense on deposits increased 5%, to $1,679,000 for the three months ended March 31, 1996 compared to $1,594,000 for the same period in 1995. The average cost of interest bearing deposits remained at 2.9% for each respective period. The average interest bearing deposit balances increased 1% to $228,298,000 at March 31, 1996 compared to $225,508,000 for the same period in 1995. However, the average deposit mix has changed for the first three months of 1996 compared to the same period in 1995. During the first quarter of 1995, the Bank offered a new one and two year Premier CD, at highly competitive rates of interest. The one year Premier CDs matured during the first quarter of 1996, the two year CDs will mature during the first quarter of 1997. The one year Premier CDs were not renewed. As a result of the addition of the Premier CDs, during the first quarter of 1995, the average daily outstanding balances of time deposits increased 13% for the first three months of 1996 compared to 1995. The annualized cost of CDs increased from 5% for the first three months of 1995 to 5.5% for the first three months of 1996. However, declining rates of interest on the remaining interest bearing deposits, Savings, NOW accounts and Market Rate Accounts, from 2.1% for the first quarter of 1995 to 2.0% for the same period in 1996, along with a decrease in average daily outstanding balances, caused the overall cost of interest bearing deposits to remainl level at 2.9% for both periods presented.


     For the first three months of 1996, the net interest margin increased to 5.49% from 5.28% for same period in 1995. The net interest margin is computed exclusive of related loan fee income.


LOAN LOSS PROVISION
- -------------------

     The loan loss provision represents management's determination of the amount necessary to be charged against the current year's income in order to maintain an adequate loan loss reserve. The Bank maintains an Officer Loan Review Committee (the "Committee") and retains the services of an independent loan review consultant (the "Consultant"). The Consultant performs an independent review of the Bank's loan portfolio and the loan loss reserve. The Committee meets monthly to review the adequacy of the loan loss reserve as well as all nonaccrual loans, any potential problem loans and loans criticized by either the Bank's regulators or the Consultant.

     Based on ratings assigned by the Committee on the quality of the loans which are reviewed, a specific reserve may be computed for each loan. In addition to the specific reserve amounts, the balance of loans not reviewed by the Committee has a reserve computed based on the average of the prior five years write-offs plus the annualized write-offs for the current year. Including annualized write-offs for the current year takes into consideration current trends in both volumes and write-offs, to be included in the computation. Finally, an amount equal to .5% of all outstanding loans is included in the loan loss reserve calculation to address possible unforeseen loan loss reserve requirements. The sum of the specific reserves, the reserve calculated based on average write-offs and the reserve calculated based on the entire portfolio for possible unforeseen loan losses is compared to the Bank's current loan loss reserve balance. Any additions deemed necessary to the loan loss reserve are then made on a timely basis.

                                   FORM 10-Q

     Based on the results of the aforementioned reviews, the loan loss provision was $125,000 for the three months ended March 31, 1996 and 1995. The loan loss reserve amounted to 1.6% of outstanding loans at March 31, 1996 and March 31, 1995. Nonperforming loans have decreased 38% to $698,000 as of March 31, 1996, down from $1,128,000 as of March 31, 1995. The loan loss reserve amounted to 563% of nonperforming loans as of March 31, 1996 compared to 322% as of March 31, 1995. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of March 31, 1996.

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

OTHER INCOME
- ------------

     Other income increased 69% from $2,034,000 for the three months ended March 31, 1995 to $3,439,000 for the period ended March 31, 1996. During the first quarter of 1996, the Bank sold a commercial real estate property, included in OREO, and realized a pre-tax gain of $1,073,000 on the sale. Exclusive of the net gains on the sale of OREO, reported in each year, other income increased 16% for the first three months of 1996, compared to the same period in 1995.

     Fees for trust services rose 14% from $1,264,000 for the first three months of 1995 to $1,445,000 for the same period in 1996. The establishment of both a new family office business, in May of 1995, generating family office revenues and Investment Counsellors of Bryn Mawr ("ICBM"), in January of 1996, to provide investment management services to high net worth individuals and employee benefit plans, along with increased asset values are the primary reasons for the increase in fees for trust services.

       For the three month period ended March 31, 1996, the Bank originated and sold $9,850,000 of mortgage loans in the secondary mortgage market, a 26% increase over $7,847,000 of mortgage loans originated and sold during the first three months of 1995. The Bank offers potential borrowers the opportunity to obtain a mortgage loan at market rates of interest with points attached or to have no points with a slightly higher rate of interest. Upon the sale of the loan, the higher rate of interest allows the Bank to recognize a larger gain on the sale, as opposed to increased deferred loan fees recognized as income at the time of sale. For the first three months of 1996, more borrowers chose to take no point loans with higher rates of interest than in the same period in 1995. Hence, net gains on the sale of residential mortgage loans in the secondary mortgage market amounted to $96,000 for the first three months of 1996, a 200% increase over $32,000 in gains on loan sales, reported for the first three months of 1995. However, deferred loan

                                   FORM 10-Q
fee income, earned as a result of these sales declined by 54%, to $36,000 for the first three months of 1996 from $78,000 during the same period in 1996. The net result is that loan sale activity for the first three months of 1996 earned 133 basis points on loans sold compared to 140 basis points for the same period in 1995.

     For the three month period ended March 31, 1996, the decrease in interest rates was also responsible for a $54,000, or 23%, increase in service charges on deposit accounts, from $235,000 for the three months ended March 31, 1995 to $289,000 for the same period in 1996, due primarily to decreases in the earnings credit rate used to offset these service charges.


OTHER EXPENSE
- -------------

     Total other expense increased 16% for the first three months of 1996 to $4,997,000 from $4,291,000 for the first three months of 1995. Salaries and wages grew $293,000 or 16%, from $1,829,000 for the three months ended March 31, 1995 to $2,122,000 for the same period in 1996. Of this increase, $244,000 relates to regular salary expense and, in addition to planned salary increases, reflects both the addition of new staff associated with the family office operation, established in May 1995 as well as the staffing additions associated with the establishment of ICBM in January 1996. Incentive salaries were up $49,000 or 28%, from $176,000 for the three months ended March 31, 1995 to $225,000 for the same period in 1996. The Bank's full time equivalent staff increased to 198.5 as of March 31, 1996, compared to 186 as of March 31, 1995.

     Employee benefits expenses grew $102,000 or 25% compared to the first three months of 1995, primarily a result of a $74,000 increase in the projected Pension expense for the first three months of 1996 compared to the same period in 1995 and a $35,000 increase in Social Security taxes, associated with the addition of new staff, primarily associated with the establishment of the Trust family office and ICBM.

     Occupancy expense grew $89,000 or 27% for the first three months of 1996 from $326,000 for the first three months of 1995 to $415,000 for the first three months of 1996. The largest additional cost contributing to this expense was $30,000 for the removal of snow in 1996, as well as unplanned repairs during the first three months of 1996. Furniture and equipment expenses grew $5,000 or 2% over the first three months of 1995, from $217,000 for the first three months of 1995 to $222,000 for the same period in 1996.

     Other operating expenses increased $217,000 or 14% over the first three months of 1995, from $1,509,000 for the first three months of 1995 to $1,726,000 for the first three months of 1996. Included in other operating expenses for the first three months of 1995 was a $162,000 expense for the cost of Federal Deposit Insurance Corporation (the "FDIC") deposit insurance premiums. Presently, the Bank, which is classified as "Well Capitalized" by the FDIC, is benefitting from the elimination of FDIC insurance premiums for banks inlcuded in this classification. The related expense for the first quarter of 1996 amounted to $1,000 compared to $162,000 for the same period in 1995. Exclusive of this $161,000 net decrease in FDIC deposit insurance premium expense, other operating expenses increased by $378,000 or 28% over the first three months of 1995. There are a number of factors primarily

                                   FORM 10-Q
responsible for this increase. Included in this increase was a $61,000 increase in the cost of OREO maintenance, as the Bank increased its OREO reserve by $85,000 during the first quarter of 1996, to provide additional reserves for the remaining parcel of OREO. Additional increases in other operating expenses also included a $70,000 expense to settle a regulatory dispute, $90,000 in additional expenses primarily associated with the EDP conversion accomplished during the first quarter of 1996, comprised of computer processing fees, up $32,000, stationery and supplies, up $25,000 and telephone expense, up $33,000. Advertising expense increased $52,000, reflecting the Bank's continued committment to broadening its base of customers. Appraisal fees and the cost of obtainaing credit reports, both related to the Bank's origination and sale of residential loans to the secondary mortgage market, increased $48,000 over 1995 levels. The balance of the $378,000 increase in other operating expenses for the first quarter of 1996 amounted to a 7% increase over similar expenses for the first quarter of 1995.

APPLICABLE INCOME TAXES
- -----------------------

     The Corporation's effective tax rate for the first three months of 1996 was 32% compared to 29% for 1995. The increase is due to a decrease in the tax-favored income from obligations of states and political subdivisions. The decrease in tax-favored income is related to the decrease in the investment portfolio necessary to fund the loan growth.

FINANCIAL CONDITION
- -------------------

     Total assets decreased 6% from $354,956,000 at December 31, 1995 to $333,218,000 as of March 31, 1996. Total assets grew 1% from $330,824,000 as of
March 31, 1995.

     Outstanding earning assets decreased 5% to $297,097,000 as of March 31, 1996 from $314,089,000 as of December 31, 1995. The Bank's loan portfolio increased 4%, to $245,636,000 at March 31, 1996 from $235,353,000 as of December 31, 1995. Outstanding loans increased by 9%, from $224,558,000 as of March 31, 1995. Outstanding consumer loans of $72,967,000 at March 31, 1996 were level with consumer loan outstanding balances of $73,189,000 as of December 31, 1995 and down 3% from $75,588,000 as of March 31, 1995. Maturities of shorter term automobile loans are primarily responsible for this decline in outstanding balances. Outstanding commercial loans at March 31, 1996 were $69,208,000, a 3% increase over outstanding commercial loan balances of $67,507,000 at December 31, 1995 and 32% ahead of $52,516,000 at March 31, 1995. This portfolio's growth is a result of the Bank expanding its commercial lending staff, including the establishment of the Member Banking Credit Department in July 1995, adding two experienced lenders to the Bank's lending staff, to provide loans to high net worth individuals and, also, by aggressively seeking new commercial loan relationships within its market area. Outstanding real estate loans were $103,461,000 at March 31, 1996, a 9% increase over $94,657,000 in outstanding real estate loans at December 31, 1995 and a 7% increase over $96,454,000 in outstanding real estate loans as of March 31, 1995. The largest increase in outstanding real estate loans from March 31, 1995 to March 31, 1996 was in the Bank's commercial mortgage loan portfolio, which grew by 24% from $26,615,000 at March 31, 1995 to $32,935,000 at March 31, 1996. This growth reflects the increased commercial lending efforts put forth in the commercial lending area.

                                   FORM 10-Q

     The Bank's investment portfolio, having a market value of $51,354,000 at March 31, 1996, decreased 13% from a market value of $59,211,000 at December 31, 1995 and decreased 13% from $58,959,000 as of March 31, 1995. The funds obtained from these decreases in the investment portfolio were primarily used to help fund the increase in the Bank's loan portfolio over the same period. As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS No. 115"). SFAS No. 115 requires all entities to allocate their investments among six categories as applicable: (1) trading, (2) available for sale and (3) held to maturity. The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. Due primarily to maturities and the shortening of the average term of the investment portfolio, the unrealized gain in the investment portfolio decreased to $96,000 as of March 31, 1996, compared to a net unrealized gain of $321,000 at December 31, 1995. The unrealized investment appreciation, net of deferred income taxes, increased the Corporation's shareholders' equity on the balance sheet by $63,000 as of March 31, 1996.

     There were no federal funds available for sale at March 31, 1996, compared to federal funds sold balances of $19,410,000 at December 31, 1995 and $13,152,000 at March 31, 1995. The reduction of federal funds available for sale at March 31, 1996, compared to December 31, 1995, is primarily a result of a recurring cyclical increase in year-end deposit balances, the maturity of the one year Premier CDs, during the first quarter of 1996 and the continued growth in the loan portfolio. Bank management believed that, in order to maintain a strong net interest margin, it was prudent to not renew the higher costing Premier CDs as they matured during the first quarter of 1996. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the Federal Home Loan Bank and the sale of investments, classified as available for sale.

     Nonperforming assets amounted to $2,084,000 at March 31, 1996, a 53% decrease from $4,405,000 at December 31, 1995 and a 52% decrease from nonperforming assets of $4,326,000 at March 31, 1995. Nonperforming loans increased 14% to $698,000 at March 31, 1996 compared to nonperforming loans of $611,000 at December 31, 1995 and decreased 38% from $1,128,000 as of March 31, 1995. The OREO balances decreased 63% from $3,794,000 as of December 31, 1995 to $1,386,000 at March 31, 1996, which was a 57% decrease from an OREO balance of $3,198,000 at March 31, 1995. As of March 31, 1996, one property remained as OREO on the Bank's books.

     As of March 31, 1996 and 1995, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

                                   FORM 10-Q

     Total deposits decreased 7% to $294,087,000 as of March 31, 1996 from $317,601,000 as of December 31, 1995. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 3% to $300,678,000 for the three month period ended March 31, 1996 from $292,747,000 for the same period in 1995. Although the amount of average total deposits remained relatively stable, the mix of deposits shifted. The Bank raised approximately $15,000,000 in new funds from a Premier CD promotion during the first quarter of 1995, approximately one-half of these balances matured during the first quarter of 1996. Therefore, the net result was an increase in the average outstanding CD balances, by $7,697,000 or 13%, from $58,695,000 in average outstanding balances for the first three months of 1995 to $66,392,000 for the same period in 1996. As a reaction to a consistently low interest rate environment for interest bearing deposits, average outstanding savings and Market Rate Account balances decreased by 12% and 4%, respectively from the first three months of 1995 to the first three months of 1996. Average savings balances decreased $6,128,000 from $49,088,000 for the first three months of 1995 to $42,960,000 for the same period in 1996 and Market Rate Account balances decreased $2,194,000 from $51,837,000 in average daily outstanding balances for the three months ended March 31, 1995 to $49,643,000 for the same period in 1996. Average outstanding NOW account balances grew 6% or $3,775,000, from $65,528,000 for the first three months of 1995 to $69,303,000 for the same period in 1996. Noninterest bearing demand deposit average outstanding balances grew 8% or $5,141,000 from $67,239,000 for the three months ended March 31, 1995 to $72,380,000 for the same period in 1996.



LIQUIDITY, INTEREST RATE SENSITIVITY
- ------------------------------------

     The Bank's liquidity is maintained by managing its core deposits, selling loans in the secondary market, borrowing from the Federal Home Loan Bank and managing its position in the federal funds market. The Bank, through its internal Asset/Liability Committee ("ALCO"), has adopted Risk Management Policies and Procedures (the "Policy") for monitoring the attaining of goals for both liquidity and interest rate sensitivity. Periodically, ALCO reviews the Bank's liquidity ratio, comparing liquid assets, cash, unpledged investments and federal funds sold against deposits, net of certificates of deposit in excess of $100,000. It is presently the goal of ALCO to maintain a liquidity ratio of not less than 20%. Due primarily to the increase in loan balances and the maturity of Premier CDs, during the first quarter of 1996, this ratio was 20% at March 31, 1996, compared to 28% at December 31, 1995 and 27% at March 31, 1995.

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in

                                   FORM 10-Q
interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of March 31, 1996, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.



CAPITAL RESOURCES
- -----------------

     Total consolidated shareholders equity of the Corporation was $32,482,000, or 9.7% of total assets, as of March 31, 1996, compared to total shareholders equity of $31,903,000, or 9.0% of total assets, as of December 31, 1995. As of March 31, 1995, shareholders' equity was $28,489,000, or 8.6% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.23% as of March 31, 1996 compared to 11.96% and 11.98% at December 31, 1995 and March 31, 1995, respectively. The respective Tier II ratios were 13.48%, 13.21% and 13.23%, respectively. In March 1996, the Corporation declared a one-time special dividend of $.32 per share, to distribute to shareholders the after-tax proceeds of the gain on the disposition of a commercial property, held in the Bank's OREO category. In April 1996, the Corporation declared its regular dividend of $.15 per share, a 20% increase over $.125 per share declared in April 1995. The 1995 dividend has been restated to reflect the 2-for-1 stock split, effective on December 29, 1995. The cumulative dividends declared for 1996, including the one-time special dividend, amounted to $.47 per share compared to $.125 per share for the same period in 1995.

                                   FORM 10-Q

                          PART II. OTHER INFORMATION
                          --------------------------

                                March 31, 1996


Item 1.   Legal Proceedings
- -------

          None


Item 2.   Changes in Securities
- -------

          None


Item 3.   Defaults Upon Senior Securities
- -------

          None


Item 4.   Submission of Matters to Vote of Security
- -------
          Holders

          None


Item 5.   Other Information
- -------

          None


Item 6.   Exhibits and Reports on Form 8-K
- -------

          On March 22, 1996, the Corporation filed a Report on Form 8-K reporting that the Corporation's principal subsidiary, The Bryn Mawr Trust Company, (the "Bank") sold for $3,200,000 its interest in a commercial property and business which the Bank had acquired in 1991 in connection with a defaulted loan. The sale transaction resulted in a $1.07 million pre-tax profit and an after tax gain of $708,013, which sum was destributed to the Corporation's shareholders as a special $.32 per share dividend.


                                   Form 10-Q

                                  SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Bryn Mawr Bank Corporation



     Date: May 3, 1996                   By:/s/ Robert L. Stevens
          -----------------                 ----------------------
                                                 Robert L. Stevens
                                                 Chairman,
                                                 President & Chief
                                                 Executive Officer



     Date: May 3, 1996                   By:/s/ Joseph W. Rebl
          -----------------                 ------------------
                                                 Joseph W. Rebl
                                                 Treasurer and
                                                 Assistant Secretary


                                   FORM 10-Q
                                    PAGE 17