Form 10-Q
period 1996-06-30
BRYN MAWR BANK CORP
filed 1996-08-13
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended June 30, 1996             Commission File Number
                  -------------                    0-15261
                                                 ---------

                          Bryn Mawr Bank Corporation


- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Pennsylvania                                     23-2434506
- ------------------------------                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         identification No.)



     801 Lancaster Avenue, Bryn Mawr, Pennsylvania                         19010
- --------------------------------------------------------------------------------
      (Address of principal executive offices)                         (ZipCode)



Registrant's telephone number, including area code    (610) 525-1700
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

                         Yes   X                  No
                             -----                   _____

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

        Class                          Outstanding at August 6, 1996
- -----------------------
Common Stock, par value $1                     2,190,380

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED June 30, 1996

                                     INDEX



PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Income for Six
          Months Ended June 30, 1996 and 1995...................Page 1


     Consolidated Statements of Income for Three
          Months Ended June 30, 1996 and 1995...................Page 2


     Consolidated Balance Sheets as of June 30, 1996,
          December 31, 1995 and June 30, 1995...................Page 3


     Consolidated Statements of Cash Flows For the Six
          Months Ended June 30, 1996 and 1995...................Page 4


     Notes to Consolidated Financial Statements.................Page 5


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS........Page 8



PART II - OTHER INFORMATION....................................Page 19

                         PART I. FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                                                    Six Months Ended
                                                                                         June 30
                                                                                    1996          1995
                                                                                 ---------     ---------
Interest income:
   Interest and fees on loans.................................................. $  10,413     $   9,509
   Interest on federal funds sold..............................................       184           366
   Interest on interest bearing deposits with banks............................         2             5
   Interest and dividends on investment securities:
    U.S. Treasury securities...................................................       818         1,146
    U.S. Government Agency securities..........................................       335             0
    Obligations of states and political subdivisions...........................       220           318
    Dividend income............................................................        40            39
                                                                                  --------      --------
Total interest income..........................................................    12,012        11,383
Interest expense on deposits...................................................     3,271         3,420
                                                                                  --------      --------
Net interest income............................................................     8,741         7,963
Loan loss provision............................................................       200           250
                                                                                  --------      --------
Net interest income after loan loss provision..................................     8,541         7,713
                                                                                  --------      --------
OTHER INCOME:
   Fees for Trust services.....................................................     2,975         2,670
   Service charges on deposits.................................................       556           514
   Other service charges, commissions and fees.................................       516           450
   Net gain on sale of loans...................................................       163           144
   Net gain on sale of other real estate owned.................................     1,075           132
   Other operating income......................................................       476           509
                                                                                  --------      --------
Total other income.............................................................     5,761         4,419
                                                                                  --------      --------
OTHER EXPENSES:
   Salaries and wages..........................................................     4,269         3,749
   Employee benefits...........................................................     1,060           885
   Occupancy and bank premises.................................................       787           696
   Furniture, fixtures, and equipment..........................................       537           436
   Other operating expenses....................................................     3,137         3,192
                                                                                  --------      --------
Total other expenses...........................................................     9,790         8,958
                                                                                  --------      --------
Income before income taxes.....................................................     4,512         3,174
Applicable income taxes........................................................     1,480           940
                                                                                  --------      --------
Net Income..................................................................... $   3,032     $   2,234
                                                                                  ========      ========
Earnings per average common share:
    Net income.................................................................     $1.34         $1.02
    Cash dividends declared....................................................     $0.62         $0.25
Average number of shares outstanding including common stock equivalents*....... 2,263,532     2,187,380

The accompanying notes are an integral part of the consolidated financial statements.
*- 1995 per share data has been restated to reflect the 2-for-1 stock split, effective December 29, 1995.

                                   Form 10-Q

                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30
                                                                                    1996              1995
                                                                                  --------          --------
Interest income:
   Interest and fees on loans.................................................. $   5,364         $   4,811
   Interest on federal funds sold..............................................        24               281
   Interest on interest bearing deposits with banks............................         1                 1
   Interest and dividends on investment securities:
    U.S. Treasury securities...................................................       376               593
    U.S. Government Agency securities..........................................       167                 0
    Obligations of states and political subdivisions...........................        98               158
    Dividend income............................................................        23                23

                                                                                  --------          --------
Total interest income..........................................................     6,053             5,867

Interest expense on deposits...................................................     1,592             1,826

                                                                                  --------          --------
Net interest income............................................................     4,461             4,041
Loan loss provision............................................................        75               125

                                                                                  --------          --------
Net interest income after loan loss provision..................................     4,386             3,916
                                                                                  --------          --------
OTHER INCOME:
   Fees for Trust services.....................................................     1,530             1,406
   Service charges on deposits.................................................       267               279
   Other service charges, commissions and fees.................................       187               180
   Net gain on sale of loans...................................................        62               103
   Net gain on sale of other real estate owned.................................         1                77
   Other operating income......................................................       275               340

                                                                                  --------          --------
Total other income.............................................................      2,322            2,385
                                                                                  --------          --------
OTHER EXPENSES:
   Salaries and wages..........................................................      2,147            1,920
   Employee benefits...........................................................        548              475
   Occupancy and bank premises.................................................        372              370
   Furniture, fixtures, and equipment..........................................        315              219
   Other operating expenses....................................................      1,411            1,683

                                                                                  --------          --------
Total other expenses...........................................................      4,793            4,667

                                                                                  --------          --------
Income before income taxes.....................................................      1,915            1,634
Applicable income taxes........................................................        640              490

                                                                                  --------          --------
Net Income..................................................................... $    1,275        $   1,144
                                                                                  ========          ========
Earnings per average common share:
   Net income.................................................................       $0.56            $0.52
   Cash dividends declared....................................................       $0.15           $0.125
Average number of shares outstanding including common stock equivalents*.......  2,264,341        2,187,380

The accompanying notes are an integral part of the consolidated financial statements.
*- 1995 per share data has been restated to reflect the 2-for-1 stock split, effective December 29, 1995.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                               JUNE 30,        DECEMBER 31,        JUNE 30,
                                                                                 1996             1995              1995
                                                                              (UNAUDITED)                        (UNAUDITED)
                                                                             -------------------------------------------------
ASSETS
Cash and due from banks.................................................     $  21,528        $  25,128         $  20,451
Interest bearing deposits with banks....................................            97              115                79
Federal funds sold......................................................             0           19,410            25,307
Investment securities available for sale, at market (amortized cost of $44,396,  $58,890 and $61,207 as of June 30, 1996,
   December 31, 1995 and June 30, 1995, respectively)...................        44,334           59,211            61,168
Loans :
   Consumer.............................................................        75,711           73,189            73,678
   Commercial...........................................................        69,213           67,507            53,923
   Real Estate..........................................................       113,956           94,657            95,169
                                                                              ---------        ---------         ---------
     Total loans........................................................       258,880          235,353           222,770
   Less: Allowance for possible loan losses.............................        (4,159)          (3,652)           (3,954)
                                                                              ---------        ---------         ---------
     Net loans..........................................................       254,721          231,701           218,816
                                                                              ---------        ---------         ---------
Premises and equipment, net.............................................        11,549           11,820            11,765
Accrued interest receivable.............................................         2,500            2,463             2,036
Other real estate owned.................................................         1,386            3,794             3,390
Other assets............................................................         2,367            1,314             2,055
                                                                              ---------        ---------         ---------
     Total assets.......................................................     $ 338,482        $ 354,956         $ 345,067
                                                                              =========        =========         =========

LIABILITIES
Deposits:
   Demand, noninterest-bearing..........................................     $  72,226        $  81,128         $  77,777
   Savings..............................................................       160,363          161,340           159,303
   Time.................................................................        58,159           75,133            71,810
                                                                              ---------        ---------         ---------
     Total deposits.....................................................       290,748          317,601           308,890
                                                                              ---------        ---------         ---------

Borrowed funds..........................................................         8,700                0                 0
Other liabilities.......................................................         5,710            5,452             6,425
                                                                              ---------        ---------         ---------
     Total liabilities..................................................       305,158          323,053           315,315
                                                                              ---------        ---------         ---------

SHAREHOLDERS' EQUITY
Common stock, par value $1; authorized 5,000,000
   shares; issued 2,493,200 shares as of June 30, 1996 and
   December 31, 1995 and 1,245,100 shares issued as of
   June 30, 1995; shares outstanding of 2,190,380 as of
   June 30, 1996 and December 31, 1995  and
   1,093,690 shares outstanding as of June 30, 1995.....................         2,493            2,493             1,245
Paid-in capital in excess of par value..................................         4,363            4,363             5,559
Unrealized investment appreciation
   (depreciation) net of deferred income taxes..........................           (41)             212               (26)
Retained earnings.......................................................        28,048           26,374            24,513
                                                                              ---------        ---------         ---------
                                                                                34,863           33,442            31,291
Less: Common stock in treasury at cost -- 151,410 shares................        (1,539)          (1,539)           (1,539)
                                                                              ---------        ---------         ---------
   Total shareholders' equity...........................................        33,324           31,903            29,752
                                                                              ---------        ---------         ---------
   Total liabilities and shareholders' equity...........................     $ 338,482        $ 354,956         $ 345,067
                                                                              =========        =========         =========

The accompanying notes are an integral part of consolidated financial statements.
*- Reclassified for comparative purposes.
                                     FORM 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED




                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
OPERATING ACTIVITIES:
Net Income..........................................  $    3,032    $    2,234
Adjustments to reconcile net income to
net cash provided by operating activities:

   Provision for loan losses........................         200           250
   Provision for depreciation and amortization......         538           490
   Gain on sale of other real estate owned..........      (1,074)         (126)
   Loans originated for resale......................     (35,184)      (19,237)
   Proceeds from loans sold.........................      21,996        22,606
   Gain on sale of loans............................        (163)         (144)
   Reduction in deferred income taxes...............         (40)         (203)
   Decrease in taxes receivable.....................           0         1,043
   Increase in interest receivable..................         (37)          (37)
   Increase in interest payable.....................         831         1,106
   Other............................................      (1,383)         (522)
                                                      ----------     ---------
      Net cash provided by operating activities.....     (11,284)        7,460
                                                      ----------     ---------

INVESTING ACTIVITIES:
Purchases of investment securities..................      (4,066)       (8,283)
Proceeds from maturity of investment securities.....      12,965         7,015
Proceeds from sales of investment securities
available for sale..................................       5,499             0
Loan repayments, net of loan originations...........       8,609        14,563
Loans purchased (dealer loans)......................     (18,478)      (11,734)
Purchases of premises and equipment.................        (213)         (815)
Proceeds from disposition of other real
 estate owned.......................................       3,482           404
Capitalization of costs of other real estate
 owned..............................................           0          (193)
                                                      ----------     ---------
      Net cash used by investing activities.........       7,798           957
                                                      ----------     ---------

FINANCING ACTIVITIES:
Net increase in demand and savings deposits.........      (9,879)      (22,437)
Net increase (decrease) in time deposits............     (16,974)       29,990
Net increase in borrowed funds......................       8,700             0
Dividends paid......................................      (1,358)         (547)
Repayment of mortgage debt..........................         (31)          (23)
Proceeds from issuance of common stock..............           0             0
                                                      ----------     ---------
      Net cash provided (used) by
       financing activities.........................     (19,542)        6,983

Increase (decrease) in cash and cash equivalents....     (23,028)       15,400
Cash and cash equivalents at beginning of period....      44,653        30,437
                                                      ----------     ---------
Cash and cash equivalents at end of period.......... $    21,625    $   45,837
                                                      ==========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid................................ $     1,740    $      101
   Interest paid.................................... $     2,440    $    2,314

The accompanying notes are an integral part of the consolidated financial statements.


                                   FORM 10-Q
                                    PAGE 4

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of June 30, 1996 and 1995, the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995 and the related consolidated statements of income for the six month and three month periods ended June 30, 1996 and 1995 are unaudited. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 1995 Annual Report Incorporated in the 1995 Form 10-K (Exhibit #13).

2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1995 Annual Report incorporated in the 1995 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the six month and three month periods ended June 30, 1996 and did not have a material dilutive impact on net income for the six month and three month periods ended June 30, 1995.

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

     During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122".) SFAS No. 122 requires the recognition of separate assets relating to the rights to service mortgage loans for others based on their fair value, if it is practicable to estimate the value. The adoption of

                                   FORM 10-Q

SFAS No. 122 did not have a material impact on the financial position or results of operations of the Corporation.

     Also, during the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 provides an alternative method of accounting for stock based compensation arrangements, based on fair value of the stock based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and the Corporation's stock, rather than the existing method of accounting for stock based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Financial Accounting Standards Board encourages entities to adopt the fair value based method, but does not require the adoption of this method at this time. For those entities that continue to apply APB No. 25, proforma disclosure of the effect of SFAS No. 123 on net income and earnings per share is required in the 1996 financial statements. The Corporation will make such year end disclosures at December 31, 1996. Since the Corporation has determined to continue to apply APB 25, there will be no material impact on the financial position and results of operations.

5. Loans:

     As of June 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $1,172,000. All impaired loans had a related allowance for loan losses. The total related allowance for loan losses is $192,000.

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

                                   FORM 10-Q

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                       six months ended        year ended
                                            June 30,          December 31,
                                         1996      1995           1995
                                       -----------------        -------
Balance, Beginning of period           $3,652     $3,618        $3,618
                                       -------    -------       ------
Charge-offs:
     Consumer                            (102)      (102)         (234)
     Commercial and industrial              0        (67)         (527)
     Real estate                            0         (8)           (8)
                                       -------    -------       -------

          Total charge-offs              (102)      (177)         (769)
                                       -------    -------       -------
Recoveries:
     Consumer                              27         25            54
     Commercial and industrial            374        228           236
     Real estate                            8         10            13
                                       -------    -------       -------
          Total recoveries                409        263           303
                                       -------    -------       -------

     Net (charge-offs) / recoveries       307         86          (466)

Provision for loan losses                 200        250           500
                                       -------    -------       -------

Balance, End of period                 $4,159     $3,954        $3,652
                                       =======    =======       =======

                                   FORM 10-Q

ITEM 2.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Bryn Mawr Bank Corporation (the "Corporation"), the parent company of The Bryn Mawr Trust Company (the "Bank"), reported net income of $3,032,000 for the first six months of 1996, a 36% increase over $2,234,000 of net income reported for the first six months of 1995. The realization of a $1,073,000 pre-tax gain from the sale of a commercial property in the Bank's other real estate owned ("OREO") during the first quarter of 1996 was primarily responsible for the large increase in net income in the first half of 1996 compared to the first half of 1995. Exclusive of this pre-tax gain and certain non-recurring expense items, net income for the first six months of 1996 was 11% ahead of net income for the first six months of 1995. For the first six months of 1996, earnings per common share, including the dilutive effect of common stock equivalents, amounted to $1.34, a 31% increase over earnings per common share of $1.02 reported for the first six months of 1995. Per share computations were based on 2,263,532 average shares outstanding, including common stock equivalents for the first six months of 1996 and 2,187,380 average shares outstanding for the first six months of 1995. Per share amounts and average outstanding shares for 1995 have been restated to reflect the 2-for-1 stock split, effective December 29, 1995.

     For the second quarter of 1996, the Corporation reported net income of $1,275,000 an 11% increase over net income of $1,144,000 reported for the second quarter of 1995. For the three months ended June 30, 1996, earnings per common share, including the dilutive effect of common stock equivalents, amounted to $.56, an 8% increase over earnings per common share of $.52, reported for the three months ended June 30, 1995. Average shares outstanding, including the dilutive effect of common stock equivalents were 2,264,341 for the three months ended June 30, 1996 compared to average shares outstanding of $2,187,380 for the same period in 1995. Per share amounts and average outstanding shares for 1995 have been restated to reflect the 2-for-1 stock split, effective December 29, 1995.

     The increase in earnings for the first six months of 1996 over the same period in 1995 may be attributed to a number of factors, including an increase in net interest income, up 10% over the first six months of 1995 as well as increases in most categories of other income, which, exclusive of the increases from the gains on the sale of OREO, were up 6% over the same period in 1995. Other expenses rose 9% for the first six months of 1996 compared to the same period in 1995.

     Higher yielding average outstanding loan balances for 1996 grew 10% from average daily outstanding loan balances for the first six months of 1995, while lower yielding average outstanding investment balances decreased by 15%. The average cost of funds for the respective periods decreased from 2.3% for the first half of 1995 to 2.2% for the same period in 1996. The result was an increase in the Bank's annualized net interest margin, to 5.62% for the first six months of 1996 compared to 5.23% for the same period in 1995.

                                   FORM 10-Q

     The prime rate decreased by 75 basis points from June 1995 to June 1996. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a declining prime rate usually will cause a related decrease in interest income. However, a change in the mix of earning assets, increasing higher yielding average outstanding loan balances while decreasing lower yielding average outstanding investment balances, caused an increase in the annualized yield on earning assets for the first six months of 1996 to 7.8% compared to 7.5% for the same period in 1995. In an effort to further mitigate the effect of a declining prime rate, Bank management was able to lower the average annualized cost of funds to 2.2% for the first six months of 1996 compared to 2.3% for the same period in 1995. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
- -------------------

     For the six months ended June 30, 1996, net interest income rose 10% to $8,741,000 from $7,963,000 in 1995. Total interest income grew 6% for the first six months of 1996 to $12,012,000 from $11,383,000 for the first six months of 1995. Interest expense decreased 4% over the same periods. Interest expense for the six months ended June 30, 1996 and 1995 was $3,271,000 and $3,420,000, respectively. The yield on earning assets for the first six months of 1996 was 7.8% compared to 7.5% for the first six months of 1995 while the effective rate paid on interest bearing deposits for the first six of 1996 was 2.9% compared to 3.0% for the same period in 1995.

     Interest and fees on loans increased 10% from $9,509,000 for the first six months of 1995 to $10,413,000 for the first six months of 1996. A combination of steady loan portfolio yields, at 8.3% for both the first six months of 1996 and 1995 and a 10% increase in average outstanding loan balances from $222,524,000 for the first six months of 1995 to $243,687,000 for the same period in 1996, are the primary reasons for this increase in loan related interest and fee income.

     Interest income on investments decreased $90,000 or 6%, from $1,503,000 for the first six months of 1995 to $1,413,000 for the first six months of 1996. Interest from U.S. Treasury obligations decreased 29% from $1,146,000 for the first six months of 1995 to $818,000 for the first six months of 1996. The primary reason for this decrease was a $16,559,000 or 36% decrease in the average balance of U.S. Treasury securities, from $45,942,000 during the first six months of 1995 to $29,383,000 for the comparable period in 1996. The decrease in U.S. Treasury obligations, which was primarily a result of investment maturities as opposed to sales, was necessary to fund loan growth. This decrease in interest income from U.S. Treasury obligations is the primary reason for the 6% decrease in interest income on investments. The Bank also held U.S. Government Agency securities at June 30, 1996. No such securities were held by the Bank at June 30, 1995. Interest income on U.S. Government Agency securities amounted to $335,000 for the six months ended June 30, 1996. There was no such income reported for the first six months of 1995. Interest income on obligations of states and political subdivisions decreased by 31%, from $318,000 for the six months ended June 30, 1995 to $220,000 for the same period in 1996. A decrease of $3,537,000 or 29% in average

                                   FORM 10-Q
outstanding balances of obligations of state and political subdivisions, from $12,334,000 in average outstanding balances for the first six months of 1995 down to $8,797,000 for the same period in 1996 is the primary reason for this decrease. The overall yield on investment securities increased from 5.1% for the first six months of 1995 to 5.6% for the first six months of 1996, due primarily to the maturity of lower yielding investments in the Bank's investment portfolio.


     Interest expense on deposits decreased 4%, to $3,271,000 for the six months ended June 30, 1996 compared to $3,420,000 for the same period in 1995. The average cost of interest bearing deposits decreased from 3.0% for the first six months of 1995 to 2.9% for the same period in 1996. The average interest bearing deposit balances increased 1% to $224,899,000 at June 30, 1996 compared to $227,449,000 for the same period in 1995. However, the average deposit mix has changed for the first six months of 1996 compared to the same period in 1995. The most significant change in average interest bearing deposit balances, for the first six months of 1996 compared to the same period in 1995, came in Savings and Now Accounts. While average Savings account balances decreased $4,653,000 or 10%, from $47,524,000 for the first six months of 1995 to $42,871,000 for the same period in 1996, average Now account balances increased $4,189,000 or 6%, from $65,546,000 at June 30, 1995 to $69,735,000 at June 30,
1996. Declining rates of interest on all categories of interest bearing deposits for 1996 compared to 1995 rates, are primarily responsible for a decrease in the average cost of interest bearing deposits, to 2.9% for the first six months of 1996 compared to 3.0% for the first half of 1995.

     For the first six months of 1996, the net interest margin increased to 5.62% from 5.23% for same period in 1995. The net interest margin is computed exclusive of related loan fee income.

     For the second quarter of 1996, net interest income increased $420,000 or 10% to $4,461,000 in 1996 from $4,041,000 for the same period in 1995. Total interest income grew $186,000 or 3%, from $5,867,000 for the second quarter of 1995 to $6,053,000 for the same period in 1996. Interest and fees on loans grew $553,000 or 11% for the second quarter of 1996 over the same period in 1995. Growth in average outstanding loans in the second quarter of 1996, compared to the same quarter in 1995, is primarily responsible for this growth. Interest on federal funds sold decreased $257,000 or 91% as available funds were used to fund new loan growth. Interest income on U.S. Treasury securities and Obligations of states and political subdivisions decreased $217,000 or 37% and $60,000 or 38%, respectively, during the second quarter of 1996 compared to the second quarter of 1995. The Bank did not own any U.S. Government agency securities during the second quarter of 1995, hence there was no interest income from this category reported for that period. Interest on deposits decreased $234,000 or 13% from $1,826,000 for the second quarter of 1995 to $1,592,000 for the same period in 1996. A decline in interest rates paid on all categories of interest bearing deposits for the second quarter of 1996 compared to the same quarter in 1995 is responsible for this decrease in interest expense.

                                   FORM 10-Q

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

     The loan loss reserve amounted to 1.6% of outstanding loans at June 30, 1996 and 1.8% as of June 30, 1995. Nonperforming loans decreased 25% to $703,000 as of June 30, 1996, down from $943,000 as of June 30, 1995. The loan loss reserve amounted to 592% of nonperforming loans as of June 30, 1996 compared to 419% as of June 30, 1995. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of June 30, 1996. Also, as a result of the aforementioned reviews, the level of nonperforming loans and the level of the loan loss reserve when compared to nonperforming loans, it was determined that the provision for loan losses be reduced during the second quarter of 1996. The provision for loan losses was $200,000 for the six months ended June 30, 1996, a 20% reduction from a provision of $250,000 for the first six months of 1995.

     As noted above, during the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS No. 114 requires measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or, as a practical expedient, the fair value of the collateral, if the loan is collateral dependent. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS No. 114 did not have a material impact on the financial position or results of operations of the Corporation.

                                   FORM 10-Q

OTHER INCOME
- ------------

     Other income increased 30% from $4,419,000 for the six months ended June 30, 1995 to $5,761,000 for the same period in 1996. During the first quarter of 1996, the Bank sold a commercial real estate property, included in OREO, and realized a pre-tax gain of $1,073,000 on the sale. Exclusive of the net gains on the sale of OREO, reported in each year, other income increased 9% for the first six months of 1996, compared to the same period in 1995.

     Fees for trust services rose 11% from $2,670,000 for the first six months of 1995 to $2,975,000 for the same period in 1996. The development of new business lines, including Investment Counsellors of Bryn Mawr ("ICBM"), established in January of 1996 to provide investment management services to high net worth individuals and employee benefit plans, along with increased asset values of assets managed by the Trust division are the primary reasons for the increase in fees for trust services.

       For the six month period ended June 30, 1996, the Bank originated and sold $21,447,000 of mortgage loans in the secondary mortgage market, a 5% decrease from $22,606,000 of mortgage loans originated and sold during the first six, months of 1995. The Bank offers potential borrowers the opportunity to obtain a mortgage loan at market rates of interest with points attached or to have a loan with a slightly higher rate of interest and no points attached. Upon the sale of the loan, the higher rate of interest allows the Bank to recognize a larger gain on the sale, as opposed to increased deferred loan fees recognized as income at the time of sale. For the first six months of 1996, as compared with the same period in 1995, more borrowers chose no point loans with higher rates of interest. Hence, even with a 5% decline in loan sale volume, net gains on the sale of residential mortgage loans in the secondary mortgage market amounted to $152,000 for the first six months of 1996, an 19% increase over $128,000 in gains on loan sales, reported for the first six months of 1995. However, deferred loan fee income, earned as a result of these sales declined by 53%, to $97,000 for the first six months of 1996 from $206,000 during the same period in 1995. The net result is that loan sale activity for the first six months of 1996 earned 116 basis points on loans sold compared to 148 basis points for the same period in 1995.

     For the six month period ended June 30, 1996, the decrease in interest rates was also responsible for a $42,000, or 8%, increase in service charges on deposit accounts, from $514,000 for the six months ended June 30, 1995 to $556,000 for the same period in 1996, due primarily to decreases in the earnings credit rate used to offset these service charges.

     Other service charges, commissions and fee income rose $66,000 or 15% from $450,000 for the six months ended June 30, 1995 to $516,000 for the same period in 1996. The primary reasons for this increase was an increase in loan servicing and late fees of $20,000, due to an increase in the volume of mortgage loans serviced by the Bank for others and an increase of $ 52,000 in documentation preparation fees related to the origination of residential mortgage loans.

     Other operating income decreased $33,000 or 6%, from $509,000 for the first six months of 1995 to $476,000 for the same period in 1996. During the first quarter of 1996, the Bank sold a parcel of OREO which had produced a

                                   FORM 10-Q
revenue stream for the Bank. Subsequent to the disposition of this OREO parcel, the related revenue stream was eliminated. The revenues from this OREO property prior to the sale were $74,000 for the first six months of 1996, an $80,000 reduction from $154,000 for the same period in 1995. This reduction on OREO balances is the primary reason for the 6% decrease in other operating income for the first six months of 1996, compared to the same period in 1995.

     Total other income decreased $63,000 or 3% from $2,385,000 for the second quarter of 1995 to $2,322,000 for the same quarter in 1996. Trust fees grew $124,000 or 9% from 1,406,000 for the second quarter of 1995 to $1,530,000 for the second quarter or 1996. An increase in interest rates offered on residential mortgage loans during 1996 was primarily responsible for both a decline in the volume of mortgages originated and sold in the secondary market during the second quarter of 1996 compared to the same quarter in 1995 as well as the overall net gains on the sale of these loans. The net gain on loan sales for the second quarter of 1996, compared to the same quarter in 1995, decreased $41,000 or 40%. Due to the fact that the majority of OREO was disposed of prior to the second quarter of 1996 and that there remains only one parcel of OREO presently owned by the Bank, net gains on the sale of OREO decreased by $76,000 or 99% for the second quarter of 1996 compared to the same quarter in 1995. Other operating income decreased $65,000 or 19%, from $340,000 for the second quarter of 1995 to $275,000 for the same quarter in 1996. The primary reason for this decline was the elimination of OREO related revenues in 1995, associated with a parcel of OREO sold during the first quarter of 1996. OREO revenues decreased $90,000 for the second quarter of 1996 compared to the same quarter in 1995.


OTHER EXPENSE
- -------------

     Total other expense increased $832,000 or 9% for the first six months of 1996 to $9,790,000 from $8,958,000 for the first six months of 1995. Salaries and wages grew $520,000 or 14%, from $3,749,000 for the six months ended June 30, 1995 to $4,269,000 for the same period in 1996. Of this increase, $420,000 relates to regular salary expense and, in addition to planned salary increases, reflects both the addition of new staff associated with the family office operation, established in May 1995 as well as the staffing additions associated with the establishment of ICBM in January 1996. Incentive salaries were up $102,000 or 27%, from $375,000 for the six months ended June 30, 1995 to $477,000 for the same period in 1996.

     Employee benefits expenses grew $175,000 or 20% compared to the first six months of 1995, primarily a result of a $147,000 increase in the projected pension expense for the first six months of 1996 compared to the same period in 1995 and a $45,000 increase in Social Security taxes, associated with the addition of new staff, primarily associated with the establishment of the family office and ICBM.

     Occupancy expense grew $91,000 or 13% for the first six months of 1996 from $696,000 for the first six months of 1995 to $787,000 for the first six months of 1996. The largest additional cost contributing to this expense was $30,000 for the removal of snow in 1996, as well as unplanned repairs during the first six months of 1996. Furniture and equipment expenses grew $101,000

                                   FORM 10-Q
or 23% over the first six months of 1995, from $436,000 for the first six months of 1995 to $537,000 for the same period in 1996. The planned addition of fixed assets, primarily computer equipment and software related to the conversion of the Bank's data processing facilities, is primarily responsible for an increase in the related depreciation expense for the first six months of 1996 compared to the same period in 1995.

     Other operating expenses decreased $55,000 or 2% over the first six months of 1995, from $3,192,000 for the first six months of 1995 to $3,137,000 for the first six months of 1996. Included in other operating expenses for the first six months of 1995 was a $325,000 expense for the cost of Federal Deposit Insurance Corporation (the "FDIC") deposit insurance premiums. Presently, the Bank, which is classified as "Well Capitalized" by the FDIC, is benefitting from the elimination of FDIC insurance premiums for banks included in this classification. The related expense for the first half of 1996 amounted to $1,000 compared to $325,000 for the same period in 1995. Exclusive of this $324,000 net decrease in FDIC deposit insurance premium expense, other operating expenses increased by $269,000 or 9% over the first six months of 1995. There are a number of factors primarily responsible for this increase. Included in this increase was a $53,000 increase in the cost of OREO maintenance. Additional increases in other operating expenses also included a $70,000 expense to settle a regulatory dispute, which was less than a non-recurring cost of $135,000, incurred during the second quarter of 1995, to settle two outstanding disputes involving the Bank. There was also an increase of $76,000 in additional expenses primarily associated with the EDP conversion accomplished during the first quarter of 1996, comprised of stationery and supplies, up $51,000 and telephone expense, up $25,000. Advertising expense increased $75,000, reflecting the Bank's continued commitment to broadening its base of customers. Appraisal fees and the cost of obtaining credit reports, both related to the Bank's origination and sale of residential loans to the secondary mortgage market, increased $64,000 over 1995 levels. The balance of the $269,000 increase in other operating expenses for the first half of 1996 amounted to a 3% increase over similar expenses for the first six months of 1995.

     For the quarter, total other expenses increased 3% to $4,793,000 for the quarter ended June 30, 1996 compared to $4,667,000 in 1995. Salaries and wages increased $227,000 or 12% from $1,920,000 for the quarter ended June 30, 1995 to $2,147,000 for the same period in 1996. The majority of this increase occurred in regular salary expense, up $175,000 or 10%, reflecting both recurring salary increases and the addition of ICBM in January of 1996. Other salaries, primarily incentive related expenses, rose $52,000 or 24% for the second quarter of 1996 compared to the same period in 1995. Trust division incentive expenses, related to division profitability, were developed during 1995. During the second quarter of 1996, other salaries included $43,000 in Trust incentive expenses. No such expenses were incurred in the second quarter of 1995. Employee benefits expenses grew $73,000 or 15% for the second quarter of 1996, compared to the second quarter of 1995. An increase in the projected pension expense for 1996 compared to 1995 is the primary reason for this increase. A $96,000 or 44% increase in furniture, fixtures and equipment expense is due primarily to a planned increase in depreciation expense, related to furniture, fixtures and equipment put into service during the second quarter of 1996, a result of the EDP conversion that occurred earlier in 1996. Other operating expenses decreased $272,000 or 16% for the second quarter of 1996, compared to the same quarter in 1995. This decrease

                                   FORM 10-Q
was primarily related to two items. The elimination of the Bank's FDIC deposit insurance premium for 1996 was responsible for a $163,000 decrease in this expense for the second quarter of 1996, compared to the same quarter in 1995. During the second quarter of 1995, the Bank incurred an expense of $135,000 so settle two claims involving the Bank. No such expense was incurred during the second quarter of 1996. Exclusive of these two items, other operating expenses grew $26,000 or 2% for the second quarter of 1996, compared to the same quarter in 1995.


APPLICABLE INCOME TAXES
- -----------------------

     The Corporation's effective tax rate for the first six months of 1996 was 33% compared to 30% for 1995. The increase is due to a decrease in the tax-exempt income from obligations of states and political subdivisions. The decrease in tax-favored income is related to the decrease in the investment portfolio necessary to fund the loan growth.

FINANCIAL CONDITION
- -------------------

     Total assets decreased 5% from $354,956,000 at December 31, 1995 to $338,482,000 as of June 30, 1996. Total assets decreased 2% from $345,067,000 as of June 30, 1995.

     Outstanding earning assets decreased 4% to $303,311,000 as of June 30, 1996 from $314,089,000 as of December 31, 1995. The Bank's loan portfolio increased 10%, to $258,880,000 at June 30, 1996 from $235,353,000 as of December 31, 1995.
Outstanding loans increased by 16%, from $222,770,000 as of June 30, 1995. Outstanding consumer loans of $75,711,000 at June 30, 1996 increased by 3% over both consumer loan outstanding balances of $73,189,000 as of December 31, 1995 and $73,678,000 as of June 30, 1995. Outstanding commercial loans at June 30, 1996 were $69,213,000, a 3% increase over outstanding commercial loan balances of $67,507,000 at December 31, 1995 and 28% ahead of $53,923,000 at June 30,
1995. This portfolio's growth is a result of the Bank expanding its commercial lending staff, including the establishment of the Member Banking Credit Department in July 1995, adding two experienced lenders to the Bank's lending staff, to provide loans to high net worth individuals and, also, by aggressively seeking new commercial loan relationships within its market area. Outstanding real estate loans were $113,956,000 at June 30, 1996, a 20% increase over both $94,657,000 in outstanding real estate loans at December 31, 1995 and $95,169,000 in outstanding real estate loans as of June 30, 1995. The largest increase in outstanding real estate loans from June 30, 1995 to June 30, 1996 was in the Bank's residential mortgage loan portfolio, which grew by 42% from $17,237,000 at June 30, 1995 to $24,398,000 at June 30, 1996.

     The Bank's investment portfolio, having a market value of $44,334,000 at June 30, 1996, decreased 25% from a market value of $59,211,000 at December 31, 1995 and decreased 28% from $61,168,000 as of June 30, 1995. The funds obtained from these decreases in the investment portfolio were primarily used to help fund the increase in the Bank's loan portfolio over the same period. As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS No. 115"). SFAS No. 115 requires all entities to

                                   FORM 10-Q
allocate their investments among six categories as applicable: (1) trading, (2) available for sale and (3) held to maturity. The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. Due primarily to rising market rates of interest on similar types of investments, there was an unrealized net loss in the investment portfolio of $62,000 as of June 30, 1996, compared to a unrealized net gain of $321,000 at December 31, 1995. The unrealized investment depreciation, net of deferred income taxes, decreased the Corporation's shareholders' equity on the balance sheet by $41,000 as of June 30, 1996.

     There were no federal funds available for sale at June 30, 1996, compared to federal funds sold balances of $19,410,000 at December 31, 1995 and $25,307,000 at June 30, 1995. The reduction of federal funds available for sale at June 30, 1996, compared to December 31, 1995, is primarily a result of a recurring cyclical increase in year-end deposit balances, the maturity of the one year Premier CDs, during the first quarter of 1996 and the continued growth in the loan portfolio. Bank management believed that, in order to maintain a strong net interest margin, it was prudent to not renew the higher costing Premier CDs as they matured during the first quarter of 1996. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the Federal Home Loan Bank and the sale of investments, classified as available for sale.

     Nonperforming assets amounted to $2,089,000 at June 30, 1996, a 53% decrease from $4,405,000 at December 31, 1995 and a 52% decrease from nonperforming assets of $4,333,000 at June 30, 1995. Nonperforming loans increased 15% to $703,000 at June 30, 1996 compared to nonperforming loans of $611,000 at December 31, 1995 and decreased 25% from $943,000 as of June 30, 1995. The OREO balances decreased 63% from $3,794,000 as of December 31, 1995 to $1,386,000 at June 30, 1996, which was a 59% decrease from an OREO balance of $3,390,000 at June 30, 1995. As of June 30, 1996, one property remained as OREO on the Bank's books.

     As of June 30, 1996 and 1995, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

     Total deposits decreased 8% to $290,748,000 as of June 30, 1996 from $317,601,000 as of December 31, 1995. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 1% to $297,030,000 for the six month period ended June 30, 1996 from $295,364,000 for the same period in 1995. Although the amount of average total deposits remained relatively stable, the mix of deposits shifted. The Bank raised approximately $15,000,000 in new funds from a Premier CD promotion during the first quarter of 1995, approximately one-half of these balances matured during the first

                                   FORM 10-Q
quarter of 1996. The net result was a decrease in the average outstanding CD balances, by $1,072,000 or 2%, from $63,813,000 in average outstanding balances for the first six months of 1995 to $62,741,000 for the same period in 1996. As a reaction to a consistently low interest rate environment for interest bearing deposits, average outstanding Savings and Market Rate Account balances decreased by 10% and 2%, respectively, from the first six months of 1995 to the first six months of 1996. Average savings balances decreased $4,653,000 from $47,524,000 for the first six months of 1995 to $42,871,000 for the same period in 1996 and Market Rate Account balances decreased $1,014,000 from $50,566,000 in average daily outstanding balances for the six months ended June 30, 1995 to $49,552,000 for the same period in 1996. Average outstanding NOW account balances grew 6% or $4,189,000, from $65,546,000 for the first six months of 1995 to $69,735,000 for the same period in 1996. Noninterest bearing demand deposit average outstanding balances grew 6% or $4,216,000 from $67,915,000 for the six months ended June 30, 1995 to $72,131,000 for the same period in 1996. As of June 30, 1996, the Bank had borrowed funds of $8,700,000. There were no such borrowing as of December 31, 1995 or June 30, 1995. Borrowed funds assist Bank management in managing the daily liquidity requirements of the Bank. A combination of increased loan demand and a runoff of higher costing matured Premier CDs has caused the Bank to use its borrowing capabilities, as a lower costing source of funds than alternative sources of funds, namely the CD market. The six month average borrowed funds outstanding balance was $1,442,000 as of June 30, 1996, compared to $179,000 for the six month period ended June 30, 1995.


LIQUIDITY, INTEREST RATE SENSITIVITY
- ------------------------------------

     The Bank's liquidity is maintained by managing its core deposits, selling loans in the secondary market, borrowing from the Federal Home Loan Bank and managing its position in the federal funds market. The Bank, through its internal Asset/Liability Committee ("ALCO"), has adopted Risk Management Policies and Procedures (the "Policy") for monitoring the attaining of goals for both liquidity and interest rate sensitivity. Periodically, ALCO reviews the Bank's liquidity ratio, comparing liquid assets, cash, unpledged investments and federal funds sold against deposits, net of certificates of deposit in excess of $100,000. It is presently the goal of ALCO to maintain a liquidity ratio of not less than 20%. Due primarily to the increase in loan balances and the maturity of Premier CDs, during the first quarter of 1996, this ratio was 18% at June 30, 1996, compared to 28% at December 31, 1995 and 30% at June 30, 1995. ALCO is presently revising its liquidity policies and procedures to incorporate its alternative funding sources as a part of the goal for measuring its liquidity ratio.

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate

                                   FORM 10-Q
sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of June 30, 1996, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.


CAPITAL RESOURCES
- -----------------

     Total consolidated shareholders equity of the Corporation was $33,324,000, or 9.8% of total assets, as of June 30, 1996, compared to total shareholders equity of $31,903,000, or 9.0% of total assets, as of December 31, 1995. As of June 30, 1995, shareholders' equity was $29,752,000, or 8.6% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.06% as of June 30, 1996 compared to 11.96% and 12.14% at December 31, 1995 and June 30, 1995,
respectively. The respective Tier II ratios were 13.31%, 13.21% and 13.40%. In March 1996, the Corporation declared a one-time special dividend of $.32 per share, to distribute to shareholders the after-tax proceeds of the gain on the disposition of a commercial property, held in the Bank's OREO category. In January and again in April 1996 the Corporation declared its regular dividend of $.15 per share, a 20% increase over $.125 per share declared in January and April 1995. The 1995 dividend per share has been restated to reflect the 2-for-1 stock split, effective on December 29, 1995. The cumulative dividends declared for 1996, including the one-time special dividend, amounted to $.62 per share compared to $.25 per share for the same period in 1995.

                                   FORM 10-Q

          PART II. OTHER INFORMATION
          --------------------------

              JUNE 30, 1996



ITEM 1.   LEGAL PROCEEDINGS
- --------

          NONE


ITEM 2.   CHANGES IN SECURITIES
- --------

          NONE


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
- --------

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY
- --------
          HOLDERS

          NONE

ITEM 5.   OTHER INFORMATION
- --------

          NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- --------

          NONE

                                   FORM 10-Q
                                    PAGE 19