Form 10-Q
period 1996-09-30
BRYN MAWR BANK CORP
filed 1996-11-13
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended September 30, 1996                     Commission File Number
                  ------------------                            0-15261
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


                              Yes   X        No
                                  -----         -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


        Class                                  Outstanding at October 29, 1996
-----------------------                                 2,201,065
Common Stock, par value $1

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                       QUARTER ENDED September 30, 1996

                                     INDEX



PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Income for Nine
        Months Ended September 30, 1996 and 1995..........................Page 1


     Consolidated Statements of Income for Three
        Months Ended September 30, 1996 and 1995..........................Page 2


     Consolidated Balance Sheets as of September 30, 1996,
        December 31, 1995 and September 30, 1995..........................Page 3


     Consolidated Statements of Cash Flows For the Nine
        Months Ended September 30, 1996 and 1995..........................Page 4


     Notes to Consolidated Financial Statements...........................Page 5


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................Page 8



PART II - OTHER INFORMATION..............................................Page 19

                         PART I. FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                      1996           1995
                                                                                   ----------     ----------
Interest income:
  Interest and fees on loans...................................................... $   16,009     $   14,533
  Interest on federal funds sold..................................................        190            573
  Interest on interest bearing deposits with banks................................          2              6
  Interest and dividends on investment securities:
   U.S. Treasury securities.......................................................      1,142          1,709
   U.S. Government Agency securities..............................................        501            111
   Obligations of states and political subdivisions...............................        315            466
   Dividend income................................................................         56             56
                                                                                   ----------     ----------
Total interest income.............................................................     18,215         17,454

Interest expense on deposits......................................................      4,895          5,330
                                                                                   ----------     ----------
Net interest income...............................................................     13,320         12,124
Loan loss provision...............................................................        275            375
                                                                                   ----------     ----------
Net interest income after loan loss provision.....................................     13,045         11,749
                                                                                   ----------     ----------
Other income:
  Fees for Trust services.........................................................      4,416          4,027
  Service charges on deposits.....................................................        814            776
  Other service charges, commissions and fees.....................................        755            700
  Net gain on sale of loans.......................................................        245            302
  Net gain on sale of other real estate owned.....................................      1,077            134
  Other operating income..........................................................        722            771
                                                                                   ----------     ----------
Total other income................................................................      8,029          6,710
                                                                                   ----------     ----------
Other expenses:
  Salaries and wages..............................................................      6,412          5,753
  Employee benefits...............................................................      1,412          1,322
  Occupancy and bank premises.....................................................      1,165          1,070
  Furniture, fixtures, and equipment..............................................        893            653
  Other operating expenses........................................................      4,435          4,629

Total other expenses..............................................................     14,317         13,427
                                                                                   ----------     ----------
Income before income taxes........................................................      6,757          5,032
Applicable income taxes...........................................................      2,226          1,499
                                                                                   ----------     ----------
Net Income........................................................................ $    4,531     $    3,533
                                                                                   ==========     ==========
Earnings per average common share:
    Net income....................................................................      $2.00          $1.61
    Cash dividends declared.......................................................      $0.77          0.375
Average number of shares outstanding including common stock equivalents *.........  2,266,863      2,187,904

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

                                   Form 10-Q

                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                                                              Three Months Ended
                                                                                                 September 30
                                                                                             1996           1995
                                                                                          ----------     ----------
Interest income:
  Interest and fees on loans...........................................................   $    5,595     $    5,024
  Interest on federal funds sold.......................................................            6            207
  Interest on interest bearing deposits with banks.....................................            0              1
  Interest and dividends on investment securities:
   U.S. Treasury securities............................................................          324            563
   U.S. Government Agency Securities...................................................          167            111
   Obligations of states and political subdivisions....................................           95            148
   Dividend income.....................................................................           16             17

                                                                                          ----------     ----------
Total interest income..................................................................        6,203          6,071

Interest expense on deposits...........................................................        1,624          1,910

                                                                                          ----------     ----------
Net interest income....................................................................        4,579          4,161
Loan loss provision....................................................................           75            125

                                                                                          ----------     ----------
Net interest income after loan loss provision..........................................        4,504          4,036
                                                                                          ----------     ----------

Other income:
  Fees for Trust services..............................................................        1,441          1,357
  Service charges on deposits..........................................................          258            262
  Other service charges, commissions and fees..........................................          239            250
  Net gain on sale of loans............................................................           82            158
  Net gain on sale of other real estate owned..........................................            2              2
  Other operating income...............................................................          246            262

                                                                                          ----------     ----------
Total other income.....................................................................        2,268          2,291
                                                                                          ----------     ----------
Other expenses:
  Salaries and wages...................................................................        2,143          2,004
  Employee benefits....................................................................          352            437
  Occupancy and bank premises..........................................................          378            374
  Furniture, fixtures, and equipment...................................................          356            217
  Other operating expenses.............................................................        1,298          1,437

                                                                                          ----------     ----------
Total other expenses...................................................................        4,527          4,469

                                                                                          ----------     ----------
Income before income taxes.............................................................        2,245          1,858
Applicable income taxes................................................................          746            559

                                                                                          ----------     ----------
Net Income.............................................................................   $    1,499     $    1,299
                                                                                          ==========     ==========

Earnings per average common share:
    Net income.........................................................................        $0.66          $0.59
    Cash dividends declared............................................................        $0.15         $0.125
Average number of shares outstanding including common stock equivalents *..............    2,265,824      2,188,934

The accompanying notes are an integral part of the consolidated financial statements.
*- 1995 per share data has been restated to reflect the 2-for-1 stock split, effective December 29, 1995.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)


                                                                  September30,     December 31,   September 30,
                                                                     1996             1995           1995
                                                                  (Unaudited)                      (Unaudited)
                                                                  ---------------------------------------------
Assets
Cash and due from banks.........................................    $  24,289       $  25,128        $  19,767
Interest bearing deposits with banks............................          103             115              137
Federal funds sold..............................................        1,700          19,410           10,412
Investment securities available for sale, at market (amortized cost of $38,372,  $58,890 and $61,959 as of June 30, 1996,
  December 31, 1995 and September 30, 1995, respectively).......       38,372          59,211           61,992
Loans:
  Consumer......................................................       79,659          73,189           73,814
  Commercial....................................................       72,617          67,507           56,647
  Real Estate...................................................      107,692          94,657           98,488
                                                                    ----------      ----------       ----------
    Total loans.................................................      259,968         235,353          228,949
  Less: Allowance for possible loan losses......................       (4,190)         (3,652)          (4,038)
                                                                    ----------      ----------       ----------
    Net loans...................................................      255,778         231,701          224,911
                                                                    ----------      ----------       ----------
Premises and equipment, net.....................................       11,540          11,820           11,740
Accrued interest receivable.....................................        2,260           2,463            2,318
Other real estate owned.........................................        1,386           3,794            3,390
Other assets....................................................        2,296           1,314            3,962
                                                                    ----------      ----------       ----------
    Total assets................................................    $ 337,724       $ 354,956        $ 338,629
                                                                    ==========      ==========       ==========

Liabilities
Deposits:
  Demand, noninterest-bearing...................................    $  77,757       $  81,128        $  70,551
  Savings.......................................................      156,031         161,340          157,135
  Time..........................................................       58,967          75,133           72,711
                                                                    ----------      ----------       ----------
    Total deposits..............................................      292,755         317,601          300,397
                                                                    ----------      ----------       ----------
Borrowed funds..................................................        4,000               0                0
Other liabilities...............................................        6,419           5,452            7,354
                                                                    ----------      ----------       ----------
    Total liabilities...........................................      303,174         323,053          307,751
                                                                    ----------      ----------       ----------
Shareholders' equity
Common stock, par value $1; authorized 5,000,000
  shares; issued 2,494,100 shares as of September 30, 1996,
  2,493,200 shares as of December 31, 1995 and 1,245,100
  shares as of June 30, 1995; shares outstanding of 2,191,280 as of
  September 30, 1996, 2,190,380 as of December 31, 1995  and
  1,093,690 as of September 30, 1995............................        2,494           2,493            1,247
Paid-in capital in excess of par value..........................        4,376           4,363            5,610
Unrealized investment appreciation
  (depreciation) net of deferred income taxes...................            0             212               22
Retained earnings...............................................       29,219          26,374           25,538
                                                                    ----------      ----------       ----------
                                                                       36,089          33,442           32,417
Less: Common stock in treasury at cost -- 151,410 shares........       (1,539)         (1,539)          (1,539)
                                                                    ----------      ----------       ----------
  Total shareholders' equity....................................       34,550          31,903           30,878
                                                                    ----------      ----------       ----------
  Total liabilities and shareholders' equity....................    $ 337,724       $ 354,956        $ 338,629
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


                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                                          Nine Months Ended
                                                                             September 30
                                                                       -------------------------
                                                                           1996          1995
                                                                       ---------       ---------
Operating activities:
Net Income........................................................     $   4,531       $   3,533
Adjustments to reconcile net income to net cash provided by
operating activities:

   Provision for loan losses......................................           275             375
   Provision for depreciation and amortization....................           924             738
   Gain on sale of other real estate owned........................        (1,077)           (134)
   Loans originated for resale....................................       (37,128)        (40,615)
   Proceeds from loans sold.......................................        36,459          41,742
   Gain on sale of loans..........................................          (245)           (302)
   Reduction in deferred income taxes.............................          (149)           (296)
   Decrease in taxes receivable...................................             0           1,245
   Increase (decrease) in interest receivable.....................           203            (319)
   Increase in interest payable...................................         1,219           1,707
   Other..........................................................          (965)         (2,212)
                                                                       ---------       ---------
      Net cash provided by operating activities...................         4,047           5,462
                                                                       ---------       ---------

Investing activities:
Purchases of investment securities................................        (4,066)        (16,289)
Proceeds from maturity of investment securities...................        14,965          14,240
Proceeds from sales of investment securities available for sale...         9,500               0
Loan repayments, net of loan originations.........................         7,377          18,300
Loans purchased (dealer loans)....................................       (30,815)        (19,291)
Purchases of premises and equipment...............................          (491)         (1,010)
Proceeds from disposition of other real estate owned..............         3,485             404
Capitalization of costs of other real estate owned................             0            (193)
                                                                       ---------       ---------
      Net cash used by investing activities.......................           (45)         (3,839)
                                                                       ---------       ---------

Financing activities:
Net decrease in demand and savings deposits.......................        (8,680)        (31,831)
Net (decrease) increase in time deposits..........................       (16,166)         30,891
Net increase in borrowed funds....................................         4,000               0
Dividends paid....................................................        (1,686)           (821)
Repayment of mortgage debt........................................           (45)            (36)
Proceeds from issuance of common stock............................            14              53
                                                                       ---------       ---------
      Net cash (used) by financing activities.....................       (22,563)         (1,744)
                                                                       ---------       ---------
Decrease  in cash and cash equivalents............................       (18,561)           (121)
Cash and cash equivalents at beginning of period..................        44,653          30,437
                                                                       ---------       ---------
Cash and cash equivalents at end of period........................     $  26,092       $  30,316
                                                                       =========       =========
Supplemental cash flow information:
   Income taxes paid..............................................     $   2,540       $     551
   Interest paid..................................................     $   3,676       $   3,623

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of September 30, 1996 and 1995, the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995 and the related consolidated statements of income for the nine month and three month periods ended September 30, 1996 and 1995 are unaudited. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 1995 Annual Report incorporated in the 1995 Form 10-K (Exhibit #13).


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1995 Annual Report incorporated in the 1995 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the nine month and three month periods ended September 30, 1996 and did not have a material dilutive impact on net income for the nine month and three month periods ended September 30, 1995.

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

     During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122".) SFAS No. 122 requires the recognition of separate assets relating to the rights to service mortgage loans for others based on

                                   Form 10-Q
their fair value, if it is practicable to estimate the value. The adoption of SFAS No. 122 did not have a material impact on the financial position or results of operations of the Corporation.

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

5. Loans:

     As of September 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $971,000. All impaired loans had a related allowance for loan losses. The total related allowance for loan losses is $140,000.

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


                                   Form 10-Q

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:
                                        Nine months ended        Year ended
                                          September 30,          December 31,
                                         1996      1995             1995
                                        -----------------        ------------
Balance, Beginning of period           $3,652      $3,618           $3,618
Charge-offs:
     Consumer                            (133)       (164)            (234)
     Commercial and industrial            (41)        (67)            (527)
     Real estate                            0          (8)              (8)
                                       ------      ------           ------
        Total charge-offs                (174)       (239)            (769)
                                       ------      ------           ------
Recoveries:
     Consumer                              29          42               54
     Commercial and industrial            400         229              236
     Real estate                            8          13               13
                                       ------      ------           ------
        Total recoveries                  437         284              303
                                       ------      ------           ------
        Net (charge-offs) / recoveries    263          45             (466)

Provision for loan losses                 275         375              500
                                       ------      ------           ------
Balance, End of period                 $4,190      $4,038           $3,652
                                       ======      ======           ======

                                   Form 10-Q

Item 2.
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Bryn Mawr Bank Corporation (the "Corporation"), the parent company of The Bryn Mawr Trust Company (the "Bank"), reported net income of $4,531,000 for the first nine months of 1996, a 28% increase over $3,533,000 of net income reported for the first nine months of 1995. The realization of a $1,073,000 pre-tax gain from the sale of a commercial property in the Bank's other real estate owned ("OREO") during the first quarter of 1996 was primarily responsible for the large increase in net income for the first nine months of 1996 compared to the same period in 1995. Exclusive of this pre-tax gain and certain non-recurring expense items, net income for the first nine months of 1996 was 13% ahead of net income for the first nine months of 1995. For the first nine months of 1996, earnings per common share, including the dilutive effect of common stock equivalents, amounted to $2.00, a 24% increase over earnings per common share of $1.61 reported for the first nine months of 1995. Per share computations were based on 2,266,863 average shares outstanding, including common stock equivalents for the first nine months of 1996 and 2,187,904 average shares outstanding for the first nine months of 1995. Per share amounts and average outstanding shares for 1995 have been restated to reflect the 2-for-1 stock split, effective December 29, 1995.

     For the third quarter of 1996, the Corporation reported net income of $1,499,000 a 15% increase over net income of $1,299,000 reported for the third quarter of 1995. For the three months ended September 30, 1996, earnings per common share, including the dilutive effect of common stock equivalents, amounted to $.66, a 12% increase over earnings per common share of $.59, reported for the three months ended September 30, 1995. Average shares outstanding, including the dilutive effect of common stock equivalents were 2,265,824 for the three months ended September 30, 1996 compared to average shares outstanding of $2,188,934 for the same period in 1995.

     The increase in earnings for the first nine months of 1996 over the same period in 1995 may be attributed to a number of factors, including an increase in net interest income, up 10% over the first nine months of 1995, as well as increases in total other income, which, exclusive of the increases from the gains on the sale of OREO, were up 6% over the same period in 1995.

     The prime rate decreased by 75 basis points from September 1995 to September 1996. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a declining prime rate usually will cause a related decrease in interest income. However, a change in the mix of earning assets, increasing higher yielding average outstanding loan balances while decreasing lower yielding average outstanding investment balances, caused an increase in the annualized yield on earning assets for the first nine months of 1996 to 7.8% compared to 7.6% for the same period in 1995. In an effort to further mitigate the effect of a declining prime rate, Bank management was able to lower the average annualized cost of funds to 2.2% for the first nine months of 1996 compared to 2.4% for the same period in 1995. The result was an

                                   Form 10-Q
increase in the Bank's annualized net interest margin, to 5.66% for the first nine months of 1996 compared to 5.19% for the same period in 1995. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the nine months ended September 30, 1996, net interest income rose 10% to $13,320,000 from $12,124,000 in 1995. Total interest income grew 4% for the first nine months of 1996 to $18,215,000 from $17,454,000 for the first nine months of 1995. Interest expense decreased 8% over the same periods. Interest expense for the nine months ended September 30, 1996 and 1995 was $4,895,000 and $5,330,000, respectively. The yield on earning assets for the first nine months of 1996 was 7.8% compared to 7.6% for the first nine months of 1995 while the effective rate paid on interest bearing deposits for the first nine of 1996 was 2.9% compared to 3.1% for the same period in 1995.

     Interest and fees on loans increased 10% from $14,533,000 for the first nine months of 1995 to $16,009,000 for the first nine months of 1996. A combination of steady loan portfolio yields, at 8.3% and 8.2% for the first nine months of 1995 and 1996, respectively and an 11% increase in daily average outstanding loan balances from $223,868,000 for the first nine months of 1995 to $249,178,000 for the same period in 1996, are the primary reasons for this increase in loan related interest and fee income.

     Interest income on investments decreased $328,000 or 14%, from $2,342,000 for the first nine months of 1995 to $2,014,000 for the first nine months of 1996. Interest from U.S. Treasury obligations decreased 33% from $1,709,000 for the first nine months of 1995 to $1,142,000 for the first nine months of 1996. The primary reason for this decrease was a $18,307,000 or 41% decrease in the daily average balance of U.S. Treasury securities, from $44,961,000 during the first nine months of 1995 to $26,640,000 for the comparable period in 1996. The decrease in U.S. Treasury obligations, which was primarily a result of investment maturities as opposed to sales, was necessary to fund loan growth. This decrease in interest income from U.S. Treasury obligations is the primary reason for the 14% decrease in interest income on investments. During the third quarter of 1995, the Bank acquired U.S. Government Agency securities. Interest income on U.S. Government Agency securities amounted to $501,000 for the nine months ended September 30, 1996, compared to $111,000 for the same period in 1995. Interest income on obligations of states and political subdivisions decreased by 32%, from $466,000 for the nine months ended September 30, 1995 to $315,000 for the same period in 1996. A decrease of $3,730,000 or 31% in daily average outstanding balances of obligations of state and political subdivisions, from $12,124,000 in daily average outstanding balances for the first nine months of 1995 down to $8,394,000 for the same period in 1996 is the primary reason for this decrease. The overall yield on investment securities increased from 5.2% for the first nine months of 1995 to 5.7% for the first nine months of 1996, due primarily to the maturity of lower yielding investments in the Bank's investment portfolio.


                                  Form 10-Q

     Interest expense on deposits decreased 8%, to $4,895,000 for the nine months ended September 30, 1996 compared to $5,330,000 for the same period in 1995. The average cost of interest bearing deposits decreased from 3.1% for the first nine months of 1995 to 2.9% for the same period in 1996. Daily average interest bearing deposit balances decreased 2% to $223,189,000 at September 30, 1996 compared to $228,689,000 for the same period in 1995. However, the average deposit mix has changed for the first nine months of 1996 compared to the same period in 1995. A significant change in daily average interest bearing deposit balances, for the first nine months of 1996 compared to the same period in 1995, came in Savings and Now Accounts. While average Savings account balances decreased $3,950,000 or 9%, from $46,147,000 for the first nine months of 1995 to $42,197,000 for the same period in 1996, daily average Now account balances increased $4,819,000 or 7%, from $65,472,000 at September 30, 1995 to
$70,291,000 at September 30, 1996. Declining rates of interest on all categories of interest bearing deposits for 1996 compared to 1995 rates, are primarily responsible for a decrease in the average cost of interest bearing deposits, to 2.9% for the first nine months of 1996 compared to 3.1% for the first half of 1995.

     For the first nine months of 1996, the net interest margin increased to 5.66% from 5.19% for same period in 1995. The net interest margin is computed exclusive of related loan fee income.

     For the third quarter of 1996, net interest income increased $418,000 or 10% to $4,579,000 in 1996 from $4,161,000 for the same period in 1995. Total interest income grew $132,000 or 2%, from $6,071,000 for the third quarter of 1995 to $6,203,000 for the same period in 1996. Interest and fees on loans grew $571,000 or 11% for the third quarter of 1996 over the same period in 1995. Growth in daily average outstanding loans in the third quarter of 1996, compared to the same quarter in 1995, is primarily responsible for this growth. Interest on federal funds sold decreased $201,000 or 97% as available funds were used to fund new loan growth. Interest income on U.S. Treasury securities and Obligations of states and political subdivisions decreased $239,000 or 42% and $53,000 or 36%, respectively during the third quarter of 1996 compared to the third quarter of 1995, while interest income on U.S. Government Agency securities increased by $56,000 or 50% over the third quarter of 1995. The primary reason for this increase was that the Bank acquired these U.S. Government agency securities during the third quarter of 1995, hence there was not a full quarter's interest income from this category reported for the third quarter of 1995. Interest on deposits decreased $286,000 or 15% from $1,910,000 for the third quarter of 1995 to $1,624,000 for the same period in 1996. A decline in interest rates paid on most categories of interest bearing deposits for the third quarter of 1996 compared to the same quarter in 1995 is responsible for this decrease in interest expense.


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

                                   Form 10-Q

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

       The loan loss reserve amounted to 1.6% of outstanding loans at September 30, 1996 and 1.8% as of September 30, 1995. Nonperforming loans decreased 53% to $303,000 as of September 30, 1996, down from $646,000 as of September 30, 1995. The loan loss reserve amounted to 1,383% of nonperforming loans as of September 30, 1996 compared to 625% as of September 30, 1995. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of September 30, 1996. Also, as a result of the aforementioned reviews, the level of nonperforming loans and the level of the loan loss reserve when compared to nonperforming loans, it was determined that the provision for loan losses be reduced during the second quarter of 1996. The provision for loan losses was $275,000 for the nine months ended September 30, 1996, a 27% reduction from a provision of $375,000 for the first nine months of 1995.

     As noted above, during the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures". SFAS No. 114 requires measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or, as a practical expedient, the fair value of the collateral, if the loan is collateral dependent. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS No. 114 did not have a material impact on the financial position or results of operations of the Corporation.

OTHER INCOME
------------

     Other income increased 20% from $6,710,000 for the nine months ended September 30, 1995 to $8,029,000 for the same period in 1996. During the first quarter of 1996, the Bank sold a commercial real estate property, included in OREO, and realized a pre-tax gain of $1,073,000 on the sale.


                                   Form 10-Q

Exclusive of the net gains on the sale of OREO, reported in each year, other income increased 6% for the first nine months of 1996, compared to the same period in 1995.

     Fees for trust services rose 10% from $4,027,000 for the first nine months of 1995 to $4,416,000 for the same period in 1996. The development of new business lines, including Investment Counsellors of Bryn Mawr ("ICBM"), established in January of 1996 to provide investment management services to high net worth individuals and employee benefit plans, along with increased asset values of assets managed by the Trust division are the primary reasons for the increase in fees for trust services.

       For the nine month period ended September 30, 1996, the Bank originated and sold $36,549,000 of mortgage loans in the secondary mortgage market, a 13% decrease from $42,223,000 of mortgage loans originated and sold during the first nine months of 1995. Net gains on the sale of residential mortgage loans in the secondary mortgage market amounted to $245,000 for the first nine months of 1996, a 19% decrease over $302,000 in gains on loan sales, reported for the first nine months of 1995.

     For the nine month period ended September 30, 1996, the decrease in interest rates was also primarily responsible for a $38,000, or 5%, increase in service charges on deposit accounts, from $776,000 for the nine months ended September 30, 1995 to $814,000 for the same period in 1996, due primarily to decreases in the earnings credit rate used to offset these service charges.

     Other service charges, commissions and fee income rose $55,000 or 8% from $700,000 for the nine months ended September 30, 1995 to $755,000 for the same period in 1996. The primary reason for this increase was an increase in loan servicing and late fees of $37,000, due to an increase in the volume of mortgage loans serviced by the Bank for others.

     Other operating income decreased $49,000 or 6%, from $771,000 for the first nine months of 1995 to $722,000 for the same period in 1996. During the first quarter of 1996, the Bank sold a parcel of OREO which had produced a revenue stream for the Bank. Subsequent to the disposition of this OREO parcel, the related revenue stream was eliminated. The revenues from this OREO property prior to the sale were $74,000 for the first nine months of 1996, a $166,000 reduction from $240,000 for the same period in 1995. This reduction on OREO balances is the primary reason for the 6% decrease in other operating income for the first nine months of 1996, compared to the same period in 1995. Partially offsetting this decrease was an increase in merchant credit card processing fees of $31,000 over the same period in 1995 and $78,000 in miscellaneous income, $55,000 of which is related to a fee received by the Bank for brokering a loan sale not related to the Bank's loan portfolio.

     Total other income decreased $23,000 or 1% from $2,291,000 for the third quarter of 1995 to $2,268,000 for the same quarter in 1996. Trust fees grew $84,000 or 6% from $1,357,000 for the third quarter of 1995 to $1,441,000 for the third quarter or 1996. An increase in interest rates offered on residential mortgage loans during 1996 was primarily responsible for both a decline in the volume of mortgages originated and sold in the secondary market during the third quarter of 1996 compared to the same quarter in 1995 as well

                                   Form 10-Q
as the overall net gains on the sale of these loans. The net gain on loan sales for the third quarter of 1996, compared to the same quarter in 1995, decreased $76,000 or 48%, from $158,000 for the third quarter of 1995 to $82,000 for the third quarter of 1996. Net gains on the sale of OREO amounted to $2,000 for both the third quarter of 1996 and 1995. Other operating income decreased $16,000 or 6%, from $262,000 for the third quarter of 1995 to $246,000 for the same quarter in 1996. The primary reason for this decline was the elimination of OREO related revenues in 1996, associated with a parcel of OREO sold during the first quarter of 1996. OREO revenues decreased $86,000 for the third quarter of 1996 compared to the same quarter in 1995. Partially offsetting this decrease was a $55,000 fee, earned in the third quarter of 1996, for brokering the sale of loans for others.



OTHER EXPENSE
-------------

     Total other expense increased $890,000 or 7% for the first nine months of 1996 to $14,317,000 from $13,427,000 for the first nine months of 1995.
Salaries and wages grew $659,000 or 11%, from $5,753,000 for the nine months ended September 30, 1995 to $6,412,000 for the same period in 1996. Of this increase, $537,000 relates to regular salary expense and, in addition to planned salary increases, reflects both the addition of new staff associated with the family office operation, established in May 1995 as well as the staffing additions associated with the establishment of ICBM in January 1996. Incentive salaries were up $128,000 or 21%, from $598,000 for the nine months ended September 30, 1995 to $726,000 for the same period in 1996.

     Employee benefits expenses grew $90,000 or 7% compared to the first nine months of 1995, primarily a result of a $106,000 increase in the projected pension expense for the first nine months of 1996 compared to the same period in 1995 and a $44,000 increase in Social Security taxes, associated with the addition of new staff, primarily associated with the establishment of the family office and ICBM. Offsetting these increases was a decrease in the cost of medical and life insurance of $33,000 for the first nine months of 1996, primarily due to a $60,000 refund of medical premiums from the insurance carrier, earlier in 1996.

     Occupancy expense grew $95,000 or 9%, from $1,070,000 for the first nine months of 1995 to $1,165,000 for the first nine months of 1996. The largest additional cost contributing to this expense was $30,000 for the removal of snow in 1996, as well as unplanned repairs during the first nine months of 1996. Furniture and equipment expenses grew $240,000 or 37% over the first nine months of 1995, from $653,000 to $893,000 for the same period in 1996. The planned addition of fixed assets, primarily computer equipment and software related to the conversion of the Bank's data processing facilities to an in-house system, is primarily responsible for an increase in the related depreciation expense for the first nine months of 1996 compared to the same period in 1995.

     Other operating expenses decreased $194,000 or 4% from $4,629,000 for the first nine months of 1995 to $4,435,000 for the first nine months of 1996. Included in other operating expenses for the first nine months of 1995 was a $307,000 expense for the cost of Federal Deposit Insurance Corporation (the "FDIC") deposit insurance premiums. Presently, the Bank, which is classified

                                   Form 10-Q
as "Well Capitalized" by the FDIC, is benefitting from the elimination of FDIC insurance premiums for banks included in this classification. The related expense for the first half of 1996 amounted to $2,000 compared to $307,000 for the same period in 1995. Exclusive of this $305,000 net decrease in FDIC deposit insurance premium expense, other operating expenses increased by $111,000 or 3% over the first nine months of 1995. There are a number of factors primarily responsible for this increase. Computer processing fees decreased by $141,000 for the first nine months of 1996 compared to the same period in 1995. This was due to the conversion of the Bank's EDP system to an in-house system. The cost of OREO maintenance increased by $49,000 over similar costs for 1995. Additional increases in other operating expenses also included a $70,000 expense to settle a regulatory dispute, which was less than a non-recurring cost of $135,000, incurred during the second quarter of 1995, to settle two outstanding disputes involving the Bank. There was also an increase of $76,000 in additional expenses primarily associated with the EDP conversion accomplished during the first quarter of 1996, comprised of stationery and supplies, up $52,000 and telephone expense, up $24,000. Advertising expense increased $104,000, reflecting the Bank's continued commitment to broadening its base of customers. The cost of servicing the merchant credit card program increased $49,000 for the first nine months of 1996 compared to the same period in 1995. The balance of the $111,000 increase in other operating expenses for the first nine months of 1996 amounted to a 2% increase over similar expenses for the first nine months of 1995.

     For the quarter, total other expenses increased 1% to $4,527,000 for the quarter ended September 30, 1996 compared to $4,469,000 in 1995. Salaries and wages increased $139,000 or 7% from $2,004,000 for the quarter ended September 30, 1995 to $2,143,000 for the same period in 1996. The majority of this increase occurred in regular salary expense, up $117,000 or 7%, reflecting both recurring salary increases and the addition of ICBM in January of 1996. Other salaries, primarily incentive related expenses, rose $29,000 or 13% for the third quarter of 1996 compared to the same period in 1995. Employee benefits expenses decreased $85,000 or 19% for the third quarter of 1996, compared to the third quarter of 1995. An decrease in the actual pension expense for 1996 compared to 1995 is the primary reason for this quarterly decrease. A $139,000 or 64% increase in furniture, fixtures and equipment expense is due primarily to a planned increase in depreciation expense, related to fixed assets put into service during the second quarter of 1996, a result of the EDP conversion that occurred earlier in 1996. Other operating expenses decreased $139,000 or 10% for the third quarter of 1996, compared to the same quarter in 1995. This decrease was primarily related to a $113,000 reduction in computer processing fees for the third quarter of 1996, compared to the same period in 1995, also related to the conversion to an in-house EDP system.


APPLICABLE INCOME TAXES
-----------------------

     The Corporation's effective tax rate for the first nine months of 1996 was 33% compared to 30% for 1995. The increase is due to a decrease in the tax-exempt income from obligations of states and political subdivisions. The decrease in tax-favored income is related to the decrease in the investment portfolio necessary to fund the loan growth.


                                   Form 10-Q

FINANCIAL CONDITION
-------------------

     Total assets decreased 5% from $354,956,000 at December 31, 1995 to $337,724,000 as of September 30, 1996. Total assets decreased less than 1% from $338,629,000 as of September 30, 1995.

     Outstanding earning assets decreased 4% to $300,143,000 as of September 30, 1996 from $314,089,000 as of December 31, 1995. The Bank's loan portfolio increased 10%, to $259,968,000 at September 30, 1996 from $235,353,000 as of
December 31, 1995. Outstanding loans increased by 14%, from $228,949,000 as of September 30, 1995. Outstanding consumer loans of $79,659,000 at September 30, 1996 increased by 9% over consumer loan outstanding balances of $73,189,000 as of December 31, 1995 and 8% over $73,814,000 as of September 30, 1995. Outstanding commercial loans at September 30, 1996 were $72,617,000, an 8% increase over outstanding commercial loan balances of $67,507,000 at December 31, 1995 and 28% ahead of $56,647,000 at September 30, 1995. This portfolio's growth is a result of the Bank expanding its commercial lending staff, including the establishment of the Member Banking Credit Department in July 1995, adding two experienced lenders to the Bank's lending staff, to provide loans to high net worth individuals and, also, by aggressively seeking new commercial loan relationships within its market area. Outstanding real estate loans were $107,692,000 at September 30, 1996, a 14% increase over $94,657,000 in outstanding real estate loans at December 31, 1995 and 9% over $98,488,000 in outstanding real estate loans as of September 30, 1995.

     The Bank's investment portfolio, having a market value of $38,372,000 at September 30, 1996, decreased 35% from a market value of $59,211,000 at December 31, 1995 and 38% from $61,992,000 as of September 30, 1995. The funds obtained from these decreases in the investment portfolio were primarily used to help fund the increase in the Bank's loan portfolio over the same period. The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added to or deducted from the Corporation's total equity on the balance sheet. There was no unrealized investment appreciation or depreciation as of September 30, 1996 compared to an unrealized net appreciation of $321,000 at December 31, 1995 and an unrealized net depreciation of $33,000 as of September 30, 1995.

     Federal funds sold balances amounted to $1,700,000 at September 30, 1996, compared to federal funds sold balances of $19,410,000 at December 31, 1995 and $10,412,000 at September 30, 1995. The reduction of federal funds available for sale at September 30, 1996, compared to December 31, 1995, is primarily a result of a recurring cyclical increase in year-end deposit balances, the maturity of the one year Premier CDs, during the first quarter of 1996 and the continued growth in the loan portfolio. Bank management believed that, in order to maintain a strong net interest margin, it was prudent to not renew the higher costing Premier CDs as they matured during the first quarter of 1996.
Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the Federal Home Loan Bank of Pittsburgh (the "FHLB") and the sale of investments, classified as available for sale.

                                   Form 10-Q

     Nonperforming assets amounted to $1,689,000 at September 30, 1996, a 62% decrease from $4,405,000 at December 31, 1995 and a 58% decrease from nonperforming assets of $4,036,000 at September 30, 1995. Nonperforming loans decreased 50% to $303,000 at September 30, 1996 compared to nonperforming loans of $611,000 at December 31, 1995 and decreased 53% from $646,000 as of September 30, 1995. The OREO balances decreased 63% from $3,794,000 as of December 31, 1995 to $1,386,000 at September 30, 1996, which was a 59% decrease from an OREO balance of $3,390,000 at September 30, 1995. As of September 30, 1996, one property remained as OREO on the Bank's books.

     As of September 30, 1996 and 1995, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.


     Total deposits decreased 8% to $292,755,000 as of September 30, 1996 from $317,601,000 as of December 31, 1995. A more meaningful measurement of deposit change is the change in daily average outstanding deposit balances. Total daily average outstanding deposit balances decreased 1% to $295,640,000 for the nine month period ended September 30, 1996 from $297,316,000 for the same period in 1995. Offsetting this decrease in daily average outstanding deposits was an increase in funding available from the FHLB. Daily average outstanding balances increased from $119,000 for the first nine months of 1995 to $2,417,000 for the same period in 1996. Including this available funding source, total daily average outstanding deposits and borrowed funds remained relatively steady at $298,057,000 for the nine months ended September 30, 1996, compared to $297,435,000 for the same period in 1995. Although the amount of daily average total deposits and borrowed funds remained relatively stable, the mix of deposits shifted. The Bank raised approximately $15,000,000 in new funds from a Premier CD promotion during the first quarter of 1995, approximately one-half of these balances matured during the first quarter of 1996. The net result was a decrease in the daily average outstanding CD balances, by $5,423,000 or 8%, from $66,767,000 in daily average outstanding balances for the first nine months of 1995 to $61,344,000 for the same period in 1996. As a reaction to a consistently low interest rate environment for interest bearing deposits, daily average outstanding Savings and Market Rate Account balances decreased by 9% and 2%, respectively, from the first nine months of 1995 to the first nine months of 1996. Daily average savings balances decreased $3,950,000 from $46,147,000 for the first nine months of 1995 to $42,197,000 for the same period in 1996 and Market Rate Account balances decreased $946,000 from $50,303,000 in daily average outstanding balances for the nine months ended September 30, 1995 to $49,357,000 for the same period in 1996. Daily average outstanding NOW account balances grew 7% or $4,819,000, from $65,472,000 for the first nine months of 1995 to $70,291,000 for the same period in 1996. Noninterest bearing demand deposit daily average outstanding balances grew 6% or $3,824,000 from $68,627,000 for the nine months ended September 30, 1995 to $72,451,000 for the same period in 1996. As of September 30, 1996, the Bank had borrowed funds of $4,000,000. There were no such borrowing as of December 31, 1995 or September 30, 1995. Borrowed funds assist Bank management in managing the daily liquidity requirements of the Bank. A combination of

                                   Form 10-Q
increased loan demand and a runoff of higher costing matured Premier CDs has caused the Bank to use its borrowing capabilities, as a lower costing source of funds than alternative sources of funds, namely the CD market.


LIQUIDITY, INTEREST RATE SENSITIVITY
------------------------------------

     The Bank's liquidity is maintained by managing its core deposits, selling loans in the secondary market, borrowing from the FHLB and managing its position in the federal funds market. The Bank, through its internal Asset/Liability Committee ("ALCO"), has adopted Risk Management Policies and Procedures (the "Policy") for monitoring the attaining of goals for both liquidity and interest rate sensitivity. Periodically, ALCO reviews the Bank's liquidity ratio, comparing liquid assets, cash, unpledged investments and federal funds sold against deposits, net of certificates of deposit in excess of $100,000. It is presently the goal of ALCO to maintain a liquidity ratio of not less than 20%. Due primarily to the increase in loan balances and the maturity of Premier CDs, during the first quarter of 1996, this ratio was 18% at September 30, 1996, compared to 28% at December 31, 1995 and 26% at September 30, 1995. ALCO is presently revising its liquidity policies and procedures to incorporate its alternative funding sources as a part of the goal for measuring its liquidity ratio.

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of September 30, 1996, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.


CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $34,550,000, or 10.2% of total assets, as of September 30, 1996, compared to total shareholders equity of $31,903,000, or 9.0% of total assets, as of December 31, 1995. As of September 30, 1995, shareholders' equity was $30,878,000, or 9.1% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.39% as of September 30, 1996 compared to 11.96% and 12.07% at December 31, 1995 and September 30, 1995, respectively. The respective Tier II ratios were 13.65%, 13.21% and 13.32%. In March 1996, the Corporation declared a one-time special dividend of $.32 per share, to distribute to shareholders the after-tax proceeds of the gain on the disposition of a commercial property, held in the Bank's OREO category. In


                                   Form 10-Q

January and again in April and August 1996 the Corporation declared its regular dividend of $.15 per share, a 20% increase over $.125 per share declared in January, April and August 1995. The 1995 dividend per share has been restated to reflect the 2-for-1 stock split, effective on December 29, 1995. The cumulative dividends declared for 1996, including the one-time special dividend, amounted to $.77 per share compared to $.375 per share for the same period in 1995.




                     PART II. OTHER INFORMATION
                     --------------------------


                                   Form 10-Q

                         September 30, 1996



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



                                     Bryn Mawr Bank Corporation



     Date: November 7, 1996             By:/s/ Robert L. Stevens
          ----------------------           ------------------------
                                               Robert L. Stevens
                                               Chairman,
                                               President & Chief
                                               Executive Officer



     Date: November 7, 1996             By:/s/ Joseph W. Rebl
          ----------------------           ------------------
                                               Joseph W. Rebl
                                               Treasurer and
                                               Assistant Secretary


                                   Form 10-Q
                                    Page 20