Form 10-K405
period 1996-12-31
BRYN MAWR BANK CORP
filed 1997-03-31
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-K
(Mark One)
[X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required] for the fiscal year ended
   December 31, 1996 or
[ ]Transition report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 [No fee Required] for the transition period from_______________ to________________

  Commission file number 0-15261.
                         -------

                          BRYN MAWR BANK CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                                               23-2434506
------------------------------------------------------                           --------------
(State of other jurisdiction of                         (I.R.S. Employer Identification Number)
Incorporation or Organization)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania                                             19010
------------------------------------------------------                           --------------
  (Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code)                             (610) 525-1700
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

                           Common Stock ($1 par value)
       ---------------------------------------------------------------------
                                (Title of Class)

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

          Yes            X                    No
                    -----------                    ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $74,992,610 on March 20, 1997.

As of March 20, 1997, 2,205,665 shares of common stock were outstanding.

Documents Incorporated by Reference:  Parts I, II and IV - Portions of
-----------------------------------
Registrant's Annual Report to Shareholders for the year ended December 31, 1996, as indicated, Parts I and III - Definitive Proxy Statement of Registrant filed with the Commission pursuant to Regulation 14A.



*Registrant does not admit by virtue of the foregoing that its officers and directors are "affiliates" as defined in Rule 405 and does not admit that it controls the shares of Registrant's voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on pages 37 through 40. There are 85 pages in this report.

                                   Form 10-K

                           Bryn Mawr Bank Corporation

                                     Index

Item No.                                                      Page
--------
                                     Part I

 1.  Business................................................ 1
 2.  Properties..............................................25
 3.  Legal Proceedings.......................................28
 4.  Submission of Matters to a Vote of Security Holders.....28

                                    Part II

 5.   Market for Registrant's Common Equity and Related
      Stockholder Matters.....................................29
 6.   Selected Financial Data.................................29
 7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations.....................29
 8.   Financial Statements and Supplementary Data.............30
 9.   Change in and Disagreements with Accountants on
      Accounting and Financial Disclosure.....................31

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



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 14, 1997.

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

THE BRYN MAWR TRUST COMPANY
---------------------------

     The Bank, the principal subsidiary of the Corporation, is a state chartered bank subject to the Pennsylvania Banking Code of 1965, as amended, which was incorporated under the laws of the Commonwealth of Pennsylvania on March 25, 1889. The Bank is engaged in a general commercial and retail banking business, providing basic banking services as well as a full range of trust services.

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

                                   OPERATIONS
                                   ----------
BRYN MAWR BANK CORPORATION
--------------------------
   The Corporation had no active staff as of December 31, 1996 and conducted no activities other than those activities through its banking subsidiary.

   A complete list of directors and officers of the Corporation, as of February 3, 1997 is incorporated by reference to page 39 and 40 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996.

THE BRYN MAWR TRUST COMPANY
---------------------------

   The Bank is engaged in general, commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of trust services including estate administration, investment advisory services, pension and profit sharing administration and personal financial planning, including tax preparation. As of December 31, 1996, the market value of assets administered by the Bank's Trust Division was $1,229,926,000. In January 1996, the Bank formed Investment Counsellors of Bryn Mawr ("ICBM"), as a part of the Bank's Trust Division. ICBM is dedicated to managing investment portfolios for high net worth individuals and employee benefit plans.

   During 1996, residential mortgage interest rates did not decrease enough to make refinancing attractive to borrowers. In 1995, residential mortgage interest rates decreased from 1994 levels and the Bank was able to take advantage of the consumers renewed interest in refinancing residential mortgages, thereby increasing the volume of the mortgage loans it sold, as well as related loan fees and net gains on the sale of those
residential mortgage loans in the secondary mortgage market.   As of March 1,
1997, the Bank has two commissioned mortgage originators.

   The Bank originated and sold $55,276,000 in residential mortgages to the secondary market in 1996 compared to $67,826,000 originated and sold in 1995. Net gains and loan fee income on such transactions amounted to $615,000 in 1996 compared to $918,000 in 1995. During 1994 the Bank originated and sold $39,109,000 in residential mortgage loans, generating $591,000 in related net gains and loan fee income.

   The operations and data processing support for the banking services provided by the Bank were supplied by Financial Institution Outsourcing, a division of Mellon Bank, N. A. under a five-year servicing contract, which expired on December 31, 1995 and which is incorporated by reference into the Corporation's 10-K, filed with the Securities and Exchange Commission (the "Commission") on March 26, 1991. In November 1993, Mellon Bank sold its outsourcing division to FISERV, Inc., an outsourcing data processing company located in Brookfield, IL. The Bank renegotiated its licensing and servicing agreement with FISERV in 1994 for the in-house data processing systems, which commenced operation during February 1996. This agreement is incorporated by reference into the Corporation's 10-K, filed with the Commission on March 31, 1995.

   At December 31, 1996, the Bank had 188 full time and 35 part time employees, including 91 officers, equalling 205.5 full time equivalent staff.

 SOURCES OF THE CORPORATION'S REVENUE
 ------------------------------------


   The following table shows the percentage of consolidated revenues by major source generated by the Bank from the activities indicated below.

                                                     Year Ended December 31,
                                    ----------------------------------------
                                    1996     1995     1994     1993     1992
                                    ----     ----     ----     ----     ----

Commercial Loans                    18%      16%      14%      12%      12%
Mortgage and Construction Loans     16       16       15       16       23

Consumer Loans                      25       25       25       24       26

Home Equity/Line of Credit           3        3        3        2        2

Securities                           7       10       13       12       10

Federal Funds Sold                   1        2        1        1        2
                                   ---      ---      ---       --      ---

Total Interest Income               70       72       71       67       75

Trust Services                      17       17       16       15       14

Other Income *                      13       11       13       18       11
                                 -----      ---      ---      ---      ---

Total Revenues                     100%     100%     100%     100%     100%
                                   ====     ====     ====     ====     ====



* There were no revenues generated by BMFS and PRC during 1996, 1995, 1994 or 1993. All revenues were generated by the Bank during 1996, 1995, 1994 and 1993. Revenues generated by BMFS and PRC aggregated 1.3% in 1992.

                       STATISTICAL INFORMATION
                       -----------------------

   The statistical information required in this Item I is incorporated by reference to the information appearing in Corporation's Annual Report to Shareholders for the year ended December 31, 1996, as follows:

Disclosure Required by Industry               Reference to the Corporation's
-------------------------------               ------------------------------
Guide 3                                       1996 Annual Report
-------                                       ------------------

  I. Distribution of Assets, Liabilities
     and Stockholders Equity; Interest
     Rates and Interest Differential

     A.   Average balance sheets, interest-
          income and expense; average rates
earned/paid . . . . . . . . . . . . Analyses of Interest Rates and
                                               Interest Differential (page 14)

     B.   Rate/Volume Differentials  . . . . Rate/Volume Analyses (page 15)

     C.   Non-Accrual Policy . . . . . . . . Loan Portfolio and Non-
performing Asset Analysis
                                               (page 20)

     D.   Interest Rate Sensitivity
          Analysis. . . . . . . . . . . . . .Interest Rate Sensitivity
                                               Analysis (page 23)

 II. Investment Portfolio

     A.   Book Values  . . . . . . . . . . . Notes to Consolidated Financial
Statements, Note 3 (page 31)

     B.   Maturities . . . . . . . . . . . . Notes to Consolidated Financial
Statements, Note 3 (page 31)

III.                                                                      Loan Portfolio

 A.                                                               Types of Loans...............   Loan Portfolio (page 19)

 B.                                                               Maturities and Sensitivity to
  changes in Interest Rates  . . . . Loan Portfolio - Maturity distribution (page 19)
Interest Rate Sensitivity                                         Analysis (page 23)

 C.                                                               Non-Performing assets........   Non-Performing Assets (page 22)


Disclosure Required by Industry               Reference to the Corporation's
-------------------------------               ------------------------------
Guide 3                                       1996 Annual Report
-------                                       ------------------


 IV. Summary of Loan Loss Experience

     A.   Analysis of Loss Experience  . . . Allowance for Possible Loan
                                                Losses (page 16)

     B.   Allocation of Allowance for
          Loan Losses  . . . . . . . . . . . Allocation of the Allowance
for Possible Loan Losses
(page 16)
  V. Deposits

     A.   Average Deposits . . . . . . . . . Average Daily Balances of
Deposits (Page 21)


     B.   Maturity tables and outstanding
          balances, deposits $100,000 or
          more . . . . . . . . . . . . . . . Maturity of Certificates of
Deposit of $100,000 or
Greater (page 21)

 VI. Return on Equity and Assets . . . . . . Selected Financial Data
                                                    (page 10)

                                  COMPETITION
                                  -----------

     The Corporation's principal purpose is to hold the stock of the Bank and the Corporation's other subsidiaries. Therefore, there is presently no market area nor competition for the Corporation since it does not conduct competitive business activity other than through its subsidiaries.

    The Bank's market area is primarily located in portions of Delaware, Montgomery and Chester Counties in southeastern Pennsylvania. The greatest concentration of activity is within a limited radius of Bryn Mawr, Pennsylvania, the site of the Bank's main banking office. The Bank has four full service branch offices located in Havertown, Wayne, Wynnewood and Paoli, Pennsylvania. In addition, there are five limited service facilities located in life care communities in Waverly Heights, Martins Run, the Quadrangle, Beaumont at Bryn Mawr and Bellingham and two limited service branches located in Radnor Corporate Center and One Tower Bridge in West Conshohocken. The Bank's Trust department leases facilities at Two Tower Bridge. There is also an automatic teller machine location at Villanova University. All facilities are located in either Montgomery, Chester or Delaware Counties.

        The banking business is highly competitive and the Bank competes not only with other commercial banks but it also experiences competition from savings and loan associations and credit unions for deposits and loans as well as from consumer finance companies, mortgage companies, insurance companies, stock brokerage companies and other entities providing one or more of the services and products offered by the Bank. All of those organizations must be considered competitors of the Bank.

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

                         Regulation of the Corporation
                         -----------------------------

The Bank Holding Company Act
----------------------------

   The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. The Corporation and its subsidiaries are subject to the supervision of the Federal Reserve Board and the Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations which implement the Act. The Federal Reserve Board also conducts inspections of the Corporation and each of its non-banking subsidiaries.

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

   Under the Act, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension or provision of credit, lease or sale of property or furnishing any service to a customer on the condition that the customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or any other subsidiaries of its bank holding company or on the condition that the customer refrain from obtaining credit or service from a competitor of its bank holding company. Further, the Bank, as a subsidiary bank of a bank holding company, such as the Corporation, is subject to certain restrictions on any extensions of credit it provides to the Corporation or any of its non-bank subsidiaries, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

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

   The Corporation is a legal entity separate and distinct from its subsidiary bank and its nonbank subsidiary. Accordingly, the right of the Corporation, and consequently the right of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Corporation in its capacity as creditor may be recognized. The principal source of the Corporation's revenue and cash flow is dividends from its subsidiary bank. There are legal limitations on the extent to which its subsidiary bank can finance or otherwise supply funds to the Corporation and its nonbank subsidiary.

   The Act currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. Effective June 1, 1997, the Corporation's subsidiary Bank will have the ability, subject to certain restrictions, including state opt-out provisions, to consolidate with one another or to acquire by acquisition or merger branches outside their home states. States may affirmatively opt-in to permit these transactions earlier, which Delaware, New Jersey and Pennsylvania, among other states, have done. The establishment of new interstate branches also will be possible in those states with laws that expressly permit it. Interstate branches will be subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

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

   Federal Deposit Insurance Corporation Improvement Act of 1991
   -------------------------------------------------------------

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") is designed to reform and provide funding for the deposit insurance system by, among other things, requiring early intervention and closure of troubled institutions by the regulatory authorities and the resolution of failed institutions on the least-cost basis.

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

Department of Banking and Federal Reserve Board Regulations
-----------------------------------------------------------

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

   As a bank incorporated under and subject to Pennsylvania banking laws and a member bank of the Federal Reserve System, the Bank must obtain the prior approval of the Department of Banking and the Federal Reserve authorities before establishing a new branch banking office. Depending on the type of bank or financial institution, a merger of banks located in Pennsylvania are subject to the prior approval of one or more of the following: the Department of Banking, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency. An approval of a merger by the appropriate bank regulatory agency would depend upon several factors, including whether the merged institution is a federally insured state bank, a member of the Federal Reserve System, or a national bank. Additionally, any new branch expansion or merger must comply with geographical branching requirements provided by state law. The Pennsylvania Banking Code permits Pennsylvania banks to establish branches anywhere in the state.

   The Bank is insured by the FDIC, which currently insures the Bank's deposits to a maximum of $100,000 per deposit. For this protection, each insured bank pays a semiannual statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium.
The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. Under existing regulations the Bank, as well capitalized financial institution, is not currently required to pay FDIC insurance premiums on deposits. A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the Bank or the Corporation.

Deposit Insurance Assessment

   As a "well capitalized" financial institution the Bank was not assessed any BIF deposit premiums in 1996 by the FDIC. The Deposit Insurance Act of 1996 (the "Deposit Act") was enacted on September 30, 1996 to recapitalize the SAIF and requires banks, such as the Bank, which are well capitalized and insured by the BIF to share the burden of repaying certain outstanding bonds issued by SAIF in the late 1980s to address the savings and loan crisis. The Deposit Act mandates that the Bank, and the other BIF insured financial institutions, starting in 1997 must pay as a special deposit assessment of 4.2 basis points of its deposits until 2000 and then a special deposit insurance assessment of 2.4 basis points of its deposits from 2000 until 2017. The Bank estimates that its BIF insurance premium for 1997 will be $40,000.

                         Regulation of the Corporation-
                          Government Monetary Policies
                          ----------------------------

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

   The passage of additional legislation by Congress, similar to FIRREA or FDICIA, authorizing additional continuing legal and regulatory supervision of financial institutions, requiring additional disclosure concerning deposit transactions and permitting more rapid increases in deposit insurance premiums may increase the cost and the operational expenses even for efficiently run and well-capitalized financial institutions and may adversely affect the profit margins of the Bank and the Corporation.

Risk Based Capital Guidelines
-----------------------------

   The Federal Reserve Board has promulgated certain "Risk Based Capital Guidelines" which more narrowly define bank capital, as it relates to assets, than do prior regulatory guidelines. Under the new guidelines, various types of Corporation assets are assigned risk categories and weighted based on their relative risk. In addition, certain off balance sheet items are translated into balance sheet equivalents and also weighted according to their potential risk. The sum of both of these asset categories, referred to as Total Risk Weighted Assets, is then compared to the Corporation's total capital, providing a Tier I Capital Ratio, under the new guidelines. A Tier II capital ratio is also computed for the Corporation, adding an allowable portion of the loan loss reserve to capital. Both the Tier I and Tier II ratios of the Corporation are in excess of those minimum capital ratios required as of December 31, 1996 by the regulators. The focus of the guidelines is to measure the Corporation's capital risk. The guidelines do not explicitly take into account other risks, such as interest rate changes or liquidity.

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




Subsidiaries
------------

   BMFS is an inactive subsidiary of the Corporation, but is subject to regulation and examination by the Federal Reserve Board and must file periodic reports with the Federal Reserve Board.

                              ITEM 2.  PROPERTIES
                              -------------------

   The headquarters of the Corporation and the main office of the Bank are located in a three story stone front office building, consisting of approximately 37,000 net usable square feet, located at the main intersection of Bryn Mawr, Pennsylvania, at Lancaster Avenue and Bryn Mawr Avenue. The main office of the Bank has been located in Bryn Mawr since its founding in 1889.
The Corporation acquired two additional properties during 1988. The first property, contiguous to the Bank's main office, houses an expanded drive-up facility and a new meeting room. The second property, located in Bryn Mawr, became the new location of the Bank's Trust Division in mid-December, 1989.
Both properties are subject to mortgages as outlined in Note 6 of the Corporation's financial statements on page 31 of its Annual Report. The Corporation's other properties are owned free and clear of all liens and
encumbrances.    Below is a schedule of all properties owned or leased by the
Corporation or its subsidiaries.

The Bank:
---------
                                                       Date Acquired
Current Banking Office               Address             or Opened
---------------------------  ------------------------  -------------

Main Office and Principal    801 Lancaster Avenue               1889
Place of Business (owned)    Bryn Mawr, PA 19010

Branch Office/Operations     330 E. Lancaster Avenue            1985
Center (owned)               Wayne, PA 19087

Branch Office/Admin.         18 W. Eagle Road                   1987
Office (owned)               Havertown, PA 19083

Branch Office (owned)        312 E. Lancaster Avenue            1979
                             Wynnewood, PA 19096

Branch Office (owned)        N.E. Corner of Lancaster           1986
                             and Greenwood Avenues
                              Paoli, PA  19301


                                                             Date Acquired
Current Banking Office                  Address                or Opened
---------------------------  ------------------------------  -------------

Branch Office (leased)       The Quadrangle (1)                       1989
month to month basis         3300 Darby Road
                             Haverford, PA 19041-1095

Branch Office (leased)       Waverly Heights, Ltd. (1)                1986
month to month basis         Life Care Community
                             Gladwyne, PA 19035

Branch Office (leased)       Martins Run (1)                          1987
month to month basis         Life Care Community
                             11 Martins Run
                             Media, PA 19063

Branch Office (leased)       Bellingham (1)                           1991
through October 31, 1998     1615 East Boot Road
                             West Chester, PA 19380

Temporary Agency Remote      Villanova University                     1969
Facility                     Campus (2)
                             Villanova, PA 19085

Branch Office (leased)       Radnor Corporate Center (3)              1990
through December 18, 1998    Three Radnor Corporate Center
                             Radnor, PA  19087

Branch Office (leased)       Beaumont at Bryn Mawr (1)                1995
through April 16, 1998       Retirement Community
                             Bryn Mawr, PA 19010

Branch Office (leased)       One Tower Bridge (6)                     1995
through July 31, 1998        100 Front Street
                             West Conshohocken, PA 19428

Office Space (leased)        Two Tower Bridge (7)                     1996
through January 15, 1999     One Fayette Street
                             Conshohocken, PA 19428



The Corporation:
----------------
                                                          Date Acquired
Other Facilities               Address                     or Opened
----------------               -------                 ----------------


Walk-in Lobby, Drive-up    813 Bryn Mawr Avenue (4)       1988
Windows, Meeting Room        Bryn Mawr, PA 19010
(owned)

Office Building (owned)    10 Bryn Mawr Avenue (5)        1988
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

(6) This limited service branch is on the lobby level of an office building and has been established to primarily meet the needs of the occupants of the office building. There is an automatic teller machine located within the facility. The lease is for 380 square feet and expires on August 1, 1998.

(7) This lease is for 1,250 square feet of office space to house the Trust Division's Investment Counsellors of Bryn Mawr ("ICBM"). ICBM was established in January 1996 to provide investment advisory services to both existing and new clients of the Trust Division. The lease expires on January 15, 1999.

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

                                    PART II
                                    -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                        AND RELATED STOCKHOLDER MATTERS
                        -------------------------------

   The information required by this Item 5 is incorporated by reference to the information appearing under the caption "Price Range of Shares" on page 10 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996.


                        ITEM 6.  SELECTED FINANCIAL DATA
                        --------------------------------

   The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 10 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996.


           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

   The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Result of Operations" on pages 11 to 24 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   ----------------------------------------------------

   The financial statements and the auditor's report thereon and supplementary data required by this Item 8 are incorporated by reference on pages 25 to 38 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996.

Recent Accounting Pronouncements:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 requires the presentation of both basic earnings per share and, when not anitdilutive, diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Dilutive earnings per share is computed in a manner similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.

   SFAS No. 128 supersedes Accounting Principals Board Opinion No. 15-Earnings per Share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early application is not permitted.

   Had SFAS No. 128 been in effect at December 31, 1996, the earnings per share computation would have been as follows:
                                                      1996          1995
                                                      ----          ----
Earnings per common share                             $2.76         $2.12
Earnings per common share-assuming dilution           $2.67         $2.08

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

                            PART III
                            --------
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

   The information with respect to Directors of the Corporation is incorporated by reference on pages 6 through 9 of the definitive proxy statement of the Corporation filed with the Securities and Exchange Commission pursuant to Regulation 14A.

   Executive Officers of the Corporation.  Below is certain information with
   -------------------------------------
respect to the executive officers of the Corporation and Bank as of March 3, 1997:

                                AGE AS OF         OFFICE WITH THE
NAME                          MARCH 3, 1997   CORPORATION AND/OR BANK
----------------------------  -------------  -------------------------

Robert L. Stevens                   59        Chairman, President and
                                              Chief Executive Officer
                                              Director of Corporation
                                              and Bank

Samuel C. Wasson, Jr.               58        Secretary and Director of
                                              Corporation and Bank and
                                              Executive Vice
                                              President of Bank - Loans


Joseph W. Rebl                      52        Treasurer of Corporation
                                              and Senior Vice President
                                              and Treasurer of Bank -
                                              Finance

Robert J. Ricciardi                 48        Vice President of the
                                              Corporation and Executive
                                              Vice President of
                                              Bank - Community Banking

Paul M. Kistler, Jr.                60        Senior Vice President of
                                              Bank- Banking Operations,
                                              Human Resources, Facilities
                                              and Information Systems

Thomas M. Petro                     38        Senior Vice President of
                                              Bank-  Marketing

Peter H. Havens                     42        Executive Vice President of Bank-
                                              Trust and Director of  Bank
                                              and  Corporation

Leo M. Stenson                      45        Senior Vice President and
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

     Mr. Kistler was retained by the Bank as a human resources consultant in November 1992 and was appointed Senior Vice President of Human Resources, Facilities in January 1993, in April 1993 assumed responsibility for the Bank's marketing function and in August, 1996, Mr. Kistler assumed responsibility for the information systems and banking operations and turned over responsibility for the Bank's marketing function to Mr. Petro. From 1976 to 1992, Mr. Kistler was employed by Philadelphia National Bank (now merged into CoreStates Bank, N.A.) in various capacities including Senior Vice President- Human Resource Manager, Secretary of the Board of Directors, CoreStates Financial Corporation as Manager and CoreSearch as a consultant.

     Mr. Petro was appointed a Vice President of the Bank in January 1992 and Senior Vice President- Information Management in November, 1993. In August, 1996, Mr. Petro assumed responsibility for the Bank's marketing function and turned over responsibility for the Bank's banking operations and information systems to Mr. Kistler. Mr. Petro was the President of PRC from its formation in June 1990 until it ceased operations in December, 1992. Formerly, since August 1986, Mr. Petro was Assistant Vice President and Manager - Banking Group of Management Science Associates, Inc. From November 1981 to August 1986, Mr. Petro was Product Manager for Mellon Bank's DataCenter.

     Mr. Havens was employed by the Bank on May 1, 1995 as the Executive Vice President in charge of the Trust Division of the Bank. Prior to joining the Bank, Mr. Havens was manager of Kewanee Enterprises, a private investment company since April of 1982. Mr. Havens has been a director of the Bank and the Corporation since 1986.

     Mr. Stenson was employed by the Bank as Auditor in 1982, was elected Vice President and Auditor in 1987 and was formerly an Assistant Vice President of Western Savings Bank. In December, 1996, Mr. Stenson was elected Senior Vice President and Auditor.

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

     The Registrant's 1996 Annual Report to Shareholders is attached herewith as
     Exhibit 13. Such Annual Report, except for the portions thereof that are expressly incorporated by reference herein, is only furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as a part of this Form 10-K.

22 - Subsidiaries of the Registrant
-----------------------------------
                  Name                        State of Incorporation
                  ----                        ----------------------
     The Bryn Mawr Trust Company                   Pennsylvania
     Bryn Mawr Financial Services, Inc.            Pennsylvania

23 - Consent of Experts
     ------------------
     Consent of Independent Accountants filed herewith as Exhibit 23.
99 - Portions of the Proxy Statement
     -------------------------------
     Excerpts from the Registrant's Proxy Statement for its 1996 Annual Meeting to be held on April 15, 1997 are filed herewith as Exhibit 99.

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
             -----------------------------------------------------



The report of Independent Certified Public Accountants as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation and related notes is incorporated by reference to page 38 of the Corporation's 1996 Annual Report to Shareholders.

Consolidated Financial Statements and related notes are incorporated by reference to the Corporation's 1996 Annual Report to Shareholders, and may be found on the pages of said Report as indicated in the parenthe sis:

          Balance Sheets, December 31, 1996 and 1995 (page 25)

          Statements of Income for the years ended December 31, 1996, 1995 and 1994 (page 26)

          Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994 (page 28)

          Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 (page 27)

          Notes to Financial Statements (pages 29 to 37)


Supplementary Data:

Quarterly Results of Operations are incorporated by reference to the in formation under the caption "Selected quarterly financial data (unaudit ed)", in Note 14 on page 36 of the Corporation's Annual Report to Shareholders for the fiscal years ended December 31, 1996 and 1995.

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

               NAME                          TITLE                DATE
               ----                          -----                ----


   \s\  Robert L. Stevens           Chairman, President        March  21, 1997
  -------------------------------                                    ----
         Robert L. Stevens          and Chief Executive
                                    Officer (Principal Executive
                                    Officer) and Director



    \s\  Joseph W. Rebl             Treasurer (Principal       March   21, 1997
  -------------------------------                                     ----
        Joseph W. Rebl              Financial and Principal
                                    Accounting Officer)

   ______________________________   Director                   March ____, 1997
        Darrell J. Bell


    \s\  Richard B. Cuff            Director                   March   26, 1997
  -------------------------------                                     ----
        Richard B. Cuff


  -------------------------------   Director                   March ___, 1997
        Warren W. Deakins


      \s\ Eleanor Carson Donato     Director                   March   25, 1997
   ------------------------------                                     ----
        Eleanor Carson Donato


      \s\ William Harral III        Director                   March  25, 1997
   ------------------------------                                    ----
        William Harral III


                                    Director                   March ___, 1997
   ------------------------------
        Peter H. Havens


    \s\  Sherman R. Reed, 3rd       Director                   March   26, 1997
  -------------------------------                                     ----
        Sherman R. Reed, 3rd


    \s\    Phyllis M. Shea          Director                   March   26, 1997
  -------------------------------                                     ----
            Phyllis M. Shea

  _______________________________   Director                   March ____, 1997
            B. Loyall Taylor, Jr.


  _______________________________   Director                   March ____, 1997
            Samuel C. Wasson, Jr.


  \s\    Thomas A. Williams         Director                   March   25, 1997
  -------------------------------                                     ----
           Thomas A. Williams

                                            Commission File No. 0-15261



                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

          ____________________________________________________________

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934
                      For the Year Ended December 31, 1996

          ____________________________________________________________

              B R Y N   M A W R   B A N K   C O R P O R A T I O N

                                E X H I B I T S