Form 10-Q
period 1997-03-31
BRYN MAWR BANK CORP
filed 1997-05-12
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended March 31, 1997             Commission File Number
                  --------------                     0-15261
                                                     -------

                          Bryn Mawr Bank Corporation

--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                    Pennsylvania                        23-2434506
          -------------------------------               ----------
         (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            identification No.)



        801 Lancaster Avenue, Bryn Mawr, Pennsylvania             19010
------------------------------------------------------------------------------
           (Address of principal executive offices)           (ZipCode)



Registrant's telephone number, including area code  (610) 525-1700
                                                   ---------------



                                Not Applicable
------------------------------------------------------------------------------
Former name, former address and fiscal year, if changed since last report.



Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes   X        No
                       -----         -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


          Class                       Outstanding at April 21, 1997
---------------------------------
   Common Stock, par value $1                    2,205,665

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                         QUARTER ENDED March 31, 1997

                                     INDEX



PART I - FINANCIAL INFORMATION




   ITEM 1. FINANCIAL STATEMENTS
     Consolidated Statements of Income for the three
         Months Ended March 31, 1997 and 1996..............Page 1


     Consolidated Balance Sheets as of March 31, 1997,
         December 31, 1996 and March 31, 1996..............Page 2


     Consolidated Statements of Cash Flows for the three
         Months Ended March 31, 1997 and 1996..............Page 3


     Notes to Consolidated Financial Statements............Page 4


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...Page 9



PART II - OTHER INFORMATION................................Page 18

                            PART I. FINANCIAL INFORMATION
ITEM 1.                         FINANCIAL STATEMENTS
                      BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME

                                   (In Thousands)
                                     Unaudited

                                                                                        Three Months Ended
                                                                                              March 31
                                                                                 1997                        1996
                                                                               --------                    --------
Interest income:
        Interest and fees on loans.......................................     $   5,367                   $   5,049
        Interest on federal funds sold...................................           231                         160
        Interest on interest bearing deposits with banks.................             2                           1
        Interest and dividends on investment securities:
             U.S. Treasury securities....................................           219                         442
             U. S. Government Agency securities..........................           204                         168
             Obligations of states and political subdivisions............            83                         122
             Dividend income.............................................            19                          17
                                                                               ---------                   ---------
Total interest and dividend income.......................................         6,125                       5,959

Interest expense on deposits.............................................         1,682                       1,679
                                                                               ---------                   ---------
Net interest income......................................................         4,443                       4,280
Loan loss provision......................................................            50                         125
                                                                               ---------                   ---------
Net interest income after loan loss provision............................         4,393                       4,155
                                                                               ---------                   ---------
Other income:
        Fees for Trust services..........................................         1,913                       1,445
        Service charges on deposits......................................           270                         289
        Other service charges, commissions and fees......................           312                         329
        Net gain on sale of loans........................................            67                         101
        Net gain on sale of other real estate owned......................             1                       1,074
        Other operating income...........................................           128                         201
                                                                               ---------                   ---------
Total other income.......................................................         2,691                       3,439
                                                                               ---------                   ---------
Other expenses:
        Salaries and wages...............................................         2,425                       2,122
        Employee benefits................................................           478                         512
        Occupancy and bank premises......................................           348                         415
        Furniture, fixtures, and equipment...............................           375                         222
        Other operating expenses.........................................         1,280                       1,726
                                                                               ---------                   ---------
Total other expenses.....................................................         4,906                       4,997
                                                                               ---------                   ---------
Income before income taxes...............................................         2,178                       2,597
Applicable income taxes..................................................           720                         840
                                                                               =========                   =========
Net Income...............................................................     $   1,458                   $   1,757
                                                                               =========                   =========
Earnings per average common share:
        Net income ......................................................         $0.63                       $0.77
        Cash dividends declared .........................................         $0.18                       $0.47
Average number of shares outstanding including common stock equivalents .     2,297,780                   2,269,086

  The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                            March 31,            Decmber 31,    March 31,
                                                                              1997                  1996          1996
                                                                           (Unaudited)                          (Unaudited)
                                                                      ----------------------------------------------------------
Assets
Cash and due from banks...............................................   $       20,701       $       26,717      $    22,269
Interest bearing deposits with banks..................................              166                  121              107
Federal funds sold....................................................           14,300               11,616                0
Investment securities available for sale, at market (amortized cost of $39,704, $34,748 and $51,258 as of March 31, 1997,
        December 31, 1996 and March 31, 1996, respectively)...........           39,491               34,747           51,354
Loans:
        Consumer......................................................           81,597               81,512           72,967
        Commercial....................................................           70,410               74,688           69,208
        Real Estate...................................................          109,267              103,227          103,461
                                                                           -------------        -------------       ----------
                Total loans...........................................          261,274              259,427          245,636
        Less: Allowance for loan losses...............................           (4,240)              (4,182)          (3,927)
                                                                           -------------        -------------       ----------
                Net loans.............................................          257,034              255,245          241,709
                                                                           -------------        -------------       ----------
Premises and equipment, net...........................................           11,221               11,334           12,353
Accrued interest receivable...........................................            2,268                2,164            2,540
Other real estate owned...............................................            1,515                1,523            1,386
Other assets..........................................................            2,365                2,280            1,500
                                                                           =============        =============       ==========
                Total assets..........................................   $      349,061       $      345,747      $   333,218
                                                                           =============        =============       ==========

Liabilities
Deposits:
        Demand, noninterest-bearing...................................   $       70,316       $       81,865      $    70,676
        Savings.......................................................          158,498              162,440          162,238
        Time..........................................................           77,038               58,878           61,173
                                                                           -------------        -------------       ----------
                Total deposits........................................          305,852              303,183          294,087

Other liabilities.....................................................            6,407                6,756            6,649
                                                                           -------------        -------------       ----------
                Total liabilities.....................................          312,259              309,939          300,736
                                                                           -------------        -------------       ----------

Shareholders' equity
Common  stock, par value $1; authorized 5,000,000 shares; issued
        2,508,485, 2,503,885 and 2,493,200 shares as of March 31, 1997,
        December 31, 1996 and March 31, 1996, respectively and
        outstanding 2,205,665, 2,201,065 and 2,190,380 shares as of
        March 31, 1997, December 31, 1996 and March 31, 1996,
        respectively..................................................            2,508                2,504            2,493
Paid-in capital in excess of par value................................            4,513                4,445            4,363
Unrealized investment appreciation
        (depreciation) net of deferred income taxes...................             (141)                  (1)              63
Retained earnings.....................................................           31,461               30,399           27,102
                                                                           -------------        -------------       ----------
                                                                                 38,341               37,347           34,021
Less: Common stock in treasury at cost -- 302,820 shares as of
        March 31, 1997, December 31, 1996 and March 31, 1996..........           (1,539)              (1,539)          (1,539)
                                                                           -------------        -------------       ----------
        Total shareholders' equity....................................           36,802               35,808           32,482
                                                                           =============        =============       ==========
        Total liabilities and shareholders' equity....................   $      349,061       $      345,747      $   333,218
                                                                           =============        =============       ==========

The accompanying notes are an integral part of consolidated financial statements.

                                   Form 10-Q
                                       2

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    Unaudited

                                                                                              Three Months Ended
                                                                                                    March 31
                                                                                  ---------------------------------------------
                                                                                        1997                           1996
                                                                                  ---------------                 -------------
Operating activities:
Net Income.....................................................................     $      1,458                  $      1,757
Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Provision for loan losses...................................................               50                           125
   Provision for depreciation and amortization.................................              319                           243
   Gain on sale of other real estate owned.....................................               (1)                       (1,074)
   Loans originated for resale.................................................           (7,761)                      (17,862)
   Proceeds from loans sold....................................................            8,209                        10,248
   Gain on sale of loans.......................................................              (67)                         (101)
   Increase (reduction) in deferred income taxes...............................               45                           (40)
   Increase in interest receivable.............................................             (104)                          (77)
   (Decrease) increase in interest payable.....................................             (356)                          453
   Other.......................................................................              (28)                          729
                                                                                      -----------                   -----------
      Net cash (used) provided by operating activities.........................            1,764                        (5,599)
                                                                                      -----------                   -----------
Investing activities:
Purchases of investment securities.............................................          (12,984)                       (4,066)
Proceeds from maturity of fixed income securities..............................            8,027                        11,629
Loan repayments, net of loan originations......................................            6,804                         5,017
Loans purchased (dealer loans).................................................           (9,024)                       (7,435)
Purchases of premises and equipment............................................             (205)                         (749)
Proceeds from disposition of other real estate owned...........................                0                         3,482
                                                                                      -----------                   -----------
      Net cash (used) provided by investing activities.........................           (7,382)                        7,878
                                                                                      -----------                   -----------
Financing activities:
Net decrease in demand and savings deposits....................................          (15,491)                       (9,554)
Net increase (decrease) in time deposits.......................................           18,160                       (13,960)
Dividends paid.................................................................             (396)                       (1,029)
Proceeds from issuance of common stock.........................................               72                             0
Repayment of mortgage debt.....................................................              (14)                          (13)
                                                                                      -----------                   -----------
      Net cash (used) provided by financing activities.........................            2,331                       (24,556)

                                                                                      -----------                   -----------
Decrease  in cash and cash equivalents.........................................           (3,287)                      (22,277)
Cash and cash equivalents at beginning of period...............................           38,454                        44,653
                                                                                      -----------                   -----------
Cash and cash equivalents at end of period.....................................           35,167                        22,376
                                                                                      ===========                   ===========
Supplemental cash flow information:
   Income taxes paid...........................................................     $         51                  $        276
   Interest paid...............................................................     $      2,038                  $      1,226

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q
                                       3

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                                  (Unaudited)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of March 31, 1997 and 1996, the consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996 and the related consolidated statements of income for the three month periods ended March 31, 1997 and 1996 are unaudited.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 1996 Annual Report incorporated in the 1996 Form 10-K (Exhibit #13).


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1996 Annual Report incorporated in the 1996 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three month periods ended March 31, 1997 and 1996.

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

     Also, during the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 provides an alternative method of accounting for stock based compensation arrangements, based on fair value

                                   Form 10-Q
of the stock based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and the Corporation's stock, rather than the existing method of accounting for stock based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Financial Accounting Standards Board encourages entities to adopt the fair value based method, but does not require the adoption of this method at this time. For those entities that continue to apply APB No. 25, proforma disclosure of the effect of SFAS No. 123, if adopted, on net income and earnings per share was required in the 1996 financial statements. Reference is made to Note 10, Stock Option Plan, in the notes to the consolidated Financial Statements in the Corporation's Annual Report for the disclosure of the effect of SFAS No. 123 on the Corporation's earnings per share. The Corporation has determined to continue to apply APB 25 and, therefore, there will be no material impact on the financial position and results of operations.

In January 1997, the Corporation adopted Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", ("SFAS No. 125"). SFAS No. 125, which was adopted prospectively, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the concept of control. The adoption of SFAS No. 125 did not have a material impact on the financial position or results of operation of the Corporation.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earning per Share", ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 requires the presentation of both basic earnings per share and, when not antidilutive, diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Dilutive earnings per share is computed in a manner similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.

     SFAS No. 128 supersedes Accounting Principals Board Opinion No. 15-Earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early application is not permitted.
Had SFAS No. 128 been in effect at March 31, 1997, the earnings per share computation would have been as follows:

                                                  1997            1996
                                                 ------          ------

Earnings per common share                         $ .66           $ .80

Earnings per common share- assuming dilution      $ .63           $ .77


5. Loans:

     Interest income on loans performing satisfactorily is recognized on the accrual method of accounting. Nonperforming loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due which are deemed to be problem loans by management. All nonperforming loans, except consumer loans, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed

                                   Form 10-Q
nonperforming is deducted from interest income. The charge-off policy for all loans, including nonperforming and impaired loans, consider such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower in management's assessment of the collectability of such loans.

In May 1993, Statement of Financial Accounting Standards NO. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), was issued. Under the requirements of SFAS No. 114, a loan is considered to be impaired when it is probable that all amounts will not be collected in accordance with the terms of the loan agreement. SFAS No. 114 was subsequently amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosure" ("SFAS No. 118"), to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The adoption of SFAS No. 114 and No. 118 was required in the first quarter of 1995.

As a part of its internal loan review process, management, when considering making a loan an impaired loan, considers a number of factors, such as a borrower's financial strength, the value of related collateral and the ability to continue to meet the original contractual terms of a loan. Major risk classifications, used to aggregate loans for application of SFAS No. 114 include both credit and the risk of failure to repay a loan and concentration risk. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments. An insignificant delay or shortfall is a temporary delay in the payment process of a loan. However, under these circumstances, the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and impaired loan. All of the Corporation's impaired loans, which amounted to $1,486,000, $2,069,000 and $1,145,000 at March 31, 1997, December 31, 1996 and March 31, 1996, respectively, were put on a nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were put on nonaccrual status, was reversed from income.

Under SFAS No. 114, impaired loans subject to the statement are required to be measured based upon the present value of expected future cash flows, discounted
at the loan's initial effective interest rate or at the loan's   market price or
fair value of the collateral, if the loan is collateral dependent. As of March 31, 1997, December 31, 1996 and March 31, 1996, impaired loans measured using the present value of future cash flows amounted to $159,000, $162,000, and $210,000, respectively. Impaired loans measured by the value of the loan's collateral amounted to $1,327,000, $1,904,000, and $926,000, respectively.

If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses. All impairment reserves established in either 1997 or 1996 were allocated from the existing reserve for loan losses. As of March 31, 1997, December 31, 1996 and March 31, 1996, there were $916,000, $1,381,000 and
$720,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at March 31, 1997, December 31, 1996 and March 31, 1996 was $187,000, $191,000 and

                                   Form 10-Q

$149,000, respectively. Impaired loans for which no loan loss allowance was allocated amounted to $570,000, $688,000 and $425,000 at March 31, 1997,
December 31, 1996 and March 31, 1996, respectively. Average impaired loans during the first three months of 1997 and 1996, respectively, amounted to $1,588,000 and $1,151,000, compared to $2,237,000 for the twelve months ended December 31, 1996.

While SFAS No. 118 permits existing income recognition practices to continue, when a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either quarter ended March 31, 1997 or 1996. No loans considered impaired since the adoption of SFAS No. 114 and SFAS No. 118 have been removed from the impaired loan status. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan.

Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material impact on the financial position or results of operations of the Corporation nor do they materially impact the comparability of the credit risk tables under Industry Guide 3.
                                   Form 10-Q

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                             three months ended             year ended
                                                  March 31,                December 31,
                                              1997        1996                1996
                                            ---------------------          ----------
Balance, Beginning of period                $4,182        $3,652             $3,652
                                            -------       -------            -------
Charge-offs:
     Consumer                                  (43)          (56)              (180)
     Commercial and industrial                   0             0                (84)
     Real estate                                (5)            0                 (4)
                                            -------       -------            -------

          Total charge-offs                    (48)          (56)              (268)
                                            -------       -------            -------
Recoveries:
     Consumer                                    7            11                 36
     Commercial and industrial                  45           187                404
     Real estate                                 4             8                  8
                                            -------       -------            -------

          Total recoveries                      56           206                448
                                            -------       -------            -------

          Net (charge-offs) / recoveries         8           150                180

Provision for loan losses                       50           125                350
                                            -------       -------            -------

Balance, End of period                      $4,240        $3,927             $4,182
                                            =======       =======            =======

                                   Form 10-Q

Item 2.
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     The realization of a $1,073,000 pre-tax gain from the sale of a commercial property (the "Nonrecurring Gain") in The Bryn Mawr Trust Company's (the "Bank's") other real estate owned ("OREO"), was primarily responsible for the large increase in net income in the first quarter of 1996 compared to the first quarter of 1997. Exclusive of this pre-tax Nonrecurring Gain and certain non-recurring expense items (the "Nonrecurring Expenses"), adding $545,000 to net income for the first quarter of 1996, net income for the three months ended March 31, 1997 was 20% ahead of first quarter 1996 net income.

     Including the after tax effect of the Nonrecurring Gain and Nonrecurring Expenses in net income for the first three months of 1996, Bryn Mawr Bank Corporation (the "Corporation"), the parent company of the Bank, reported net income of $1,458,000 for the first three months of 1997, a 17% decrease from $1,757,000 of net income reported for the first three months of 1996. For the first three months of 1997, earnings per common share amounted to $.63, an 18% decrease from earnings per common share of $.77 reported for the first three months of 1996. Exclusive of the $.24 earnings per share, the result of the Nonrecurring Gain and Nonrecurring Expenses, earnings per share increased 19% for the first quarter of 1996, from $.53 per share for the three months ended March 31, 1996 to $.63 per share for the same period in 1997. Per share computations were based on 2,297,780 average shares outstanding for the first three months of 1997 and 2,269,0860 average shares outstanding for the first three months of 1996, including common stock equivalents for both periods.

      Exclusive of the after tax effect of the Nonrecurring Gain and Nonrecurring Expenses during the first quarter of 1996, the increase in earnings, for the first three months of 1997 over the same period in 1996 may be attributed to a number of factors, including an increase in net interest income, up 4% over the first three months of 1996, a decrease in the provision for loan losses, down 60% and an increase of 14% in other income, primarily due to a 32% increase in fees for trust services. Other expenses, exclusive of the Nonrecurring Expenses, rose 3% for the first three months of 1997 compared to the same period in 1996.

     Higher yielding average outstanding loan balances for the first three months of 1997 grew 9% from average daily outstanding loan balances for the
first three months of 1996.   The increase in average loan balances was
partially funded by proceeds from the maturity of certain securities in the Bank's investment portfolio, resulting in a 33% decrease in lower yielding average outstanding investment balances. The average cost of funds for the respective periods remained unchanged at 2.2%. The result was an increase in the Bank's annualized net interest margin, to 5.65% for the first three months of 1997 compared to 5.49% for the same period in 1996.

     The prime rate increased by 25 basis points from March 1996 to March 1997. Since, in the short term, 30 days or less, the Bank is asset rate

                                   Form 10-Q
sensitive, a rising prime rate usually will cause a related increase in interest income. This increase in the Bank's prime rate along with a change in the mix of earning assets, increasing higher yielding average outstanding loan balances while decreasing lower yielding average outstanding investment balances, caused a 10 basis point increase in the yield on earning assets for the first three
months of 1997, to 7.8% compared to 7.7% for the same period in 1996.   While
interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the three months ended March 31, 1997, net interest income rose 4% to $4,443,000 from $4,280,000 in 1996. Total interest income grew 3% for the first three months of 1997, to $6,125,000 from $5,959,000 for the first three months of 1996. Interest expense remained practically level over the same periods. Interest expense for the three months ended March 31, 1997 and 1996 was $1,682,000 and $1,679,000, respectively. The yield on earning assets for the first three months of 1997 was 7.8% compared to 7.7% for the first three months of 1996 while the effective rate paid on interest bearing deposits for the first three months of 1997 and 1996 was 2.9% for each respective period.

     Interest and fees on loans increased 6% from $5,049,000 for the first three months of 1996 to $5,367,000 for the first three months of 1997. A level loan portfolio yield, at 8.3% for the first three months of 1997 and 1996, combined with a 9% increase in average outstanding loan balances from $236,174,000 for the first three months of 1996 to $257,823,000 for the same period in 1997, are the primary reasons for this increase in loan related interest and fee income.

     Interest income on investments decreased $224,000 or 30%, from $749,000 for the first three months of 1996 to $525,000 for the first three months of 1997. Interest from U.S. Treasury obligations decreased 50% from $442,000 for the first three months of 1996 to $219,000 for the first three months of 1997. The primary reason for this decrease was a $17,485,000 or 54% decrease in the average balance of U.S. Treasury securities, from $32,383,000 during the first three months of 1996 to $14,898,000 for the comparable period in 1997. The decrease in U.S. Treasury obligations, which was primarily a result of investment maturities as opposed to sales, was necessary to fund loan growth. Interest income on U.S. Government Agency securities increased 21% from $168,000 for the three months ended March 31, 1996 to $204,000 at March 31, 1997. A 22% increase in the average balance of U.S. Government Agency securities, from $11,100,000 for the three months ended March 31, 1996 to $13,493,000 for the same period in 1997, is primarily responsible for the related 21% increase in interest income. Interest income on obligations of states and political subdivisions decreased by 32%, from $122,000 for the three months ended March 31, 1996 to $83,000 for the same period in 1997. A decrease of $2,917,000 or 30% in average outstanding balances of obligations of state and political subdivisions, from $9,734,000 in average outstanding balances for the first three months of 1996 down to $6,817,000 for the same period in 1997 is the primary reason for this decrease. The overall yield on investment securities increased from 5.5% for the first three months of 1996

                                   Form 10-Q
to 5.8% for the first three months of 1997, due primarily to the maturity of lower yielding investments in the Bank's investment portfolio.


     Interest expense on deposits remained practically level at $1,682,000 for the three months ended March 31, 1997 compared to $1,679,000 for the same period in 1996. The average cost of interest bearing deposits remained at 2.9% for each respective period. The average interest bearing deposit balances increased 1% to $231,086,000 at March 31, 1997 compared to $228,297,000 for the same period in 1996. However, the average deposit mix has changed for the first three months of 1997 compared to the same period in 1996. Average non-transaction savings and Market Rate Accounts decreased 8% and 7%, respectively, while the Bank's average transaction based NOW account and non-interest bearing demand deposit account balances increased 8% and 4% respectively. During the first quarter of 1995, the Bank offered a new one and two year Premier CD, at highly competitive rates of interest. The one year Premier CDs matured during the first quarter of 1996 and were not renewed. The two year Premier CDs matured during the first quarter of 1997 and a CD promotion, offering a 50 basis point premium over the then current market rate of interest for a nine month CD was offered. As a result of this promotion, the average daily outstanding balances of time deposits increased 6% for the first three months of 1997 compared to 1996. The annualized cost of CDs remained level at 5.3% for both periods. With the exception of the average cost of NOW accounts declining 10 basis points, from 1.4% in 1996 to 1.3% for the first three months of 1997, the average cost of each interest bearing deposit product remained level with the respective cost for the same period in 1996. The result was a level average cost of interest bearing deposits of 2.9% for each respective period. The average cost of deposits, including non-interest bearing demand deposits remained at 2.2% for each respective period.

     For the first three months of 1997, the net interest margin increased to 5.65% from 5.49% for same period in 1996. The net interest margin is computed exclusive of related loan fee income.


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

     Based on ratings assigned by the Committee on the quality of the loans which are reviewed, a specific reserve may be computed for each loan. In addition to the specific reserve amounts, the balance of loans not reviewed by the Committee has a reserve computed based on the average of the prior five years write-offs plus the annualized write-offs for the current year. Including annualized write-offs for the current year takes into consideration current trends in both volumes and write-offs, to be included in the

                                   Form 10-Q
computation. Finally, an amount equal to .5% of all outstanding loans is included in the loan loss reserve calculation to address possible unforeseen loan loss reserve requirements. The sum of the specific reserves, the reserve calculated based on average write-offs and the reserve calculated based on the entire portfolio for possible unforeseen loan losses is compared to the Bank's current loan loss reserve balance. Any additions deemed necessary to the loan loss reserve are then made on a timely basis.

     Based on the results of the aforementioned reviews, the low level of loan delinquencies, less than 1% of total loans at March 31, 1997 and the size of the loan loss reserve, 1.62% of total loans at March 31, 1997, the loan loss provision was reduced to $50,000 for the three months ended March 31, 1997, compared to $125,000 for the same period in 1996. The loan loss reserve amounted to 1.60% of outstanding loans at March 31, 1996. Nonperforming loans have decreased 7% to $846,000 as of March 31, 1997, down from $907,000 as of December 31, 1996 and increased 21% from $698,000 in nonperforming loans as of March 31, 1996. The loan loss reserve amounted to 501% of nonperforming loans as of March 31, 1997 compared to 563% as of March 31, 1996. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of March 31, 1997.

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

OTHER INCOME
------------

     During the first quarter of 1996, the Bank sold a commercial real estate property, included in OREO, and realized a pre-tax gain of $1,073,000 on the sale. This Nonrecurring Gain is the primary reason for a 22% decrease in other income, to $2,691,000 for the three months ended March 31, 1997 from $3,439,000 for the same period in 1996. Exclusive of the Nonrecurring Gain on the sale of OREO, reported in 1996, other income increased 14% for the first three months of 1997, compared to the same period in 1996.

     Fees for trust services rose 32% from $1,445,000 for the first three months of 1996 to $1,913,000 for the same period in 1997. The establishment of additional lines of business, including Investment Counsellors of Bryn Mawr ("ICBM"), in January of 1996, to provide investment management services to high net worth individuals and employee benefit plans, increased asset values and an increase in the schedule of trust fees charged are the primary reasons for the increase in fees for trust services.

       For the three month period ended March 31, 1997, the Bank originated and sold $8,125,000 of mortgage loans in the secondary mortgage market, an 18%

                                   Form 10-Q
decrease from $9,850,000 of mortgage loans originated and sold during the first three months of 1996. In a rising interest rate environment, the sale of residential mortgage loans in the secondary mortgage market becomes less profitable as investors look for higher yields by paying lower prices for the loans being sold. This was the case for the loans sold in 1997, compared to loan sales for the same period in 1996. The Bank offers potential borrowers the opportunity to obtain a mortgage loan at market rates of interest with points attached or to have no points with a slightly higher rate of interest. Upon the sale of the loan, the higher rate of interest allows the Bank to recognize a larger gain on the sale, as opposed to increased deferred loan fees recognized as income at the time of sale. Deferred loan fees earned as income resulting from the sale of residential mortgage loans in the secondary mortgage market amounted to $26,000 or 32 basis points earned on the sale of $8,125,000 of residential mortgage loans in the secondary mortgage market, practically level with $36,000 or 37 basis points earned on the sale of $9,850,000 of residential mortgage loans in the secondary mortgage market during the first quarter of 1996. However, related gains on the same respective sales of loans in the secondary mortgage market decreased to $59,000 or 72 basis points for the first quarter of 1997 compared to $97,000 or 98 basis points for the same period in 1996. The result was a decline in the total basis points earned on the sale of loans in the secondary mortgage market, from 133 basis points earned on the sale of $9,850,000 in residential mortgages loans for the first quarter of 1996 to 104 basis points on the sale of $8,125,000 in residential mortgage loans for the first quarter of 1997.

     For the three month period ended March 31, 1997, the increase in interest rates caused a $19,000, or 7%, decrease in service charges on deposit accounts, from $289,000 for the three months ended March 31, 1996 to $270,000 for the same period in 1997, due primarily to increases in the earnings credit rate used to offset these service charges.

     Prior to its disposal, the commercial property included in the Bank's OREO and sold in March 1996 produced a revenue stream, included in other operating income. This revenue stream was eliminated with the sale of the OREO property. Other operating income decreased by $73 thousand or 36%, from $201,000 for the first three months of 1996 to $128,000 for the same period in 1997. The OREO revenue stream, included in other operating income for the first quarter of 1996 amounted to $73,000 compared to no such revenue in 1997. This accounts for the total decrease in other operating income from period to period.


OTHER EXPENSE
-------------

     Total other expense decreased 2% for the first three months of 1997 to $4,906,000 from $4,997,000 for the first three months of 1996. Exclusive of the Nonrecurring Expenses, incurred during the first quarter of 1996, other expenses rose 3% for the first quarter of 1997 compared to the same quarter in 1996. Salaries and wages grew $303,000 or 14%, from $2,122,000 for the three months ended March 31, 1996 to $2,425,000 for the same period in 1997. Of this increase, $146,000 relates to regular salary expense, representing an 8% increase in regular, part time and overtime salaries during the first quarter of 1997, compared to 1996. Incentive salaries were up $157,000 or 70%, from $225,000 for the three months ended March 31, 1996 to $382,000 for the same period in 1997. Incentive salaries are primarily related to the profitability

                                   Form 10-Q
of both the Bank and its related business segments. The 70% increase in incentive salaries is primarily due to the 20% increase in net income, exclusive of the Nonrecurring Gain and Nonrecurring Expenses. The Bank's full time equivalent staff increased to 210 as of March 31, 1997, compared to 198.5 as of March 31, 1996.

     Employee benefits expenses decreased $34,000 or 7% compared to the first three months of 1996, primarily a result of a $116,000 decrease in the projected pension expense for the first three months of 1997 compared to the same period in 1996, offset by a $66,000 rebate by the Bank's medical insurance carrier in 1996. During 1996, the Bank projected a larger than incurred pension expense. Due to strong performance of the Bank's pension plan assets, the actual pension expense for 1996 was lower than planned and was adjusted in the fourth quarter of 1996. The actuarial projections for 1997 project a negative pension expense. This is the primary reason for the $116,000 reduction in pension expense from the first quarter of 1996 compared to the same period in 1997.

     Occupancy expense decreased $67,000 or 16% for the first three months of 1997 from $415,000 for the first three months of 1996 to $348,000 for the first three months of 1997. The largest additional cost in 1996, primarily responsible for the decrease in 1997, was $30,000 for the removal of snow during the "Blizzard of 1996". Furniture and equipment expenses grew $153,000 or 69% over the first three months of 1996, from $222,000 for the first three months of 1996 to $375,000 for the same period in 1997. Planned depreciation and amortization expenses associated with the conversion to an in-house EDP system account for $131,000 of this $153,000 increase in 1997.

     Other operating expenses decreased $446,000 or 26% over the first three months of 1996, from $1,726,000 for the first three months of 1996 to $1,280,000 for the first three months of 1997. The largest decrease in other operating expense occurred in computer processing fees, down by $150,000 for the first three months of 1997 compared to the same period in 1996. This decrease was primarily due to the conversion to an in-house EDP system during the first quarter of 1996, eliminating this related expense later in 1996. This cost more than offsets the additional related increased cost of depreciation and amortization, included in furniture and equipment expense. Miscellaneous expense decreased by $93,000 as the Bank incurred a $70,000 expense in 1996 to settle a regulatory dispute. The cost of maintenance of OREO decreased by $84,000 for the first quarter of 1997, as the Bank increased its OREO reserve during the first quarter of 1996 to provide additional reserves for its last large commercial OREO property. No such increase was deemed necessary during the first quarter of 1997. Advertising was down by $38,000 in the first quarter of 1997, a timing difference in the Bank's advertising campaign for 1997. Legal expenses were down by $34,000. The balance of the $446,000 decrease in other operating expenses for the first quarter of 1997 amounted to a 3% decrease from similar expenses for the first quarter of 1996.

APPLICABLE INCOME TAXES
-----------------------

     The Corporation's effective tax rate for the first three months of 1997 was 33% compared to 32% for 1996. The increase was due to a decrease in the tax-favored income from obligations of states and political subdivisions. The decrease in tax-favored income is related to the decrease in the investment

                                   Form 10-Q
portfolio necessary to fund the loan growth.

FINANCIAL CONDITION
-------------------

     Total assets increased 1% from $345,747,000 at December 31, 1996 to $349,061,000 as of March 31, 1997. Total assets grew 5% from $333,218,000 as of
March 31, 1996.

     Outstanding earning assets increased 3% to $315,231,000 as of March 31, 1997 from $305,911,000 as of December 31, 1996. The Bank's loan portfolio increased 1%, to $261,274,000 at March 31, 1997 from $259,427,000 as of December 31, 1996. Outstanding loans increased by 6%, from $245,636,000 as of March 31, 1996. Outstanding consumer loans of $81,597,000 at March 31, 1997 were level with consumer loan outstanding balances of $81,512,000 as of December 31, 1996 and up 12% from $72,967,000 as of March 31, 1996. Growth in both the Bank's indirect automobile paper and fixed rate home equity loans are primarily responsible for this growth from March 31, 1996. Outstanding commercial loans at March 31, 1997 were $70,410,000, a 6% decrease from outstanding commercial loan balances of $74,688,000 at December 31, 1996 and 2% ahead of $69,208,000 at March 31, 1996. Payoffs of larger balance commercial loans, during the first quarter of 1997, are primarily responsible for the decrease in balances from December 31, 1996. Outstanding real estate loans were $109,267,000 at March 31, 1997, a 6% increase over $103,227,000 in outstanding real estate loans at December 31, 1996 and a 6% increase over $103,461,000 in outstanding real estate loans as of March 31, 1996.


     The Bank's investment portfolio, having a market value of $39,491,000 at March 31, 1997, increased 14% from a market value of $34,747,000 at December 31, 1996 and decreased 23% from $51,354,000 as of March 31, 1996. During the first quarter of 1997, the Bank offered a nine month Cd bearing an interest rate of 50 basis points over the then current interest rate for such CDs. Some of the proceeds from the CDs were used to purchase securities for the Bank's investment portfolio and sold as federal funds. The funds obtained from the maturity of securities in the investment portfolio from March 31, 1996 to March 31, 1997 were primarily used to fund the increase in the Bank's loan portfolio over the same period.

     As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS No. 115"). SFAS No. 115 requires all entities to allocate their investments among three categories as applicable: (1) trading,
(2) available for sale and (3) held to maturity. The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. Due primarily to rising market interest rates, maturities and the shortening of the average term of the investment portfolio, the unrealized gain in the investment portfolio of $1,000 at December 31, 1996 decreased to an unrealized loss of $213,000 as of March 31, 1997. The unrealized investment depreciation, net of deferred income taxes, decreased the Corporation's shareholders' equity on the balance sheet by $141,000 as of March 31, 1997.

                                   Form 10-Q

     Federal funds sold amounted to $14,300,000 as of March 31, 1997, a 23% increase over $11,616,000 as of December 31, 1996. There were no federal funds available for sale at March 31, 1996. The increase in federal funds available for sale at March 31, 1997 is primarily a result of retaining the majority of maturing two year CDs during the first quarter of 1997. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the Federal Home Loan Bank of Pittsburgh (the "FHLB") and the sale of investments, classified as available for sale.

     Nonperforming assets amounted to $2,361,000 at March 31, 1997, a 3% decrease from $2,430,000 at December 31, 1996 and a 13% increase from nonperforming assets of $2,084,000 at March 31, 1996. Nonperforming loans decreased 7% to $846,000 at March 31, 1997 compared to nonperforming loans of $907,000 at December 31, 1996 and increased 21% from $698,000 as of March 31, 1996. The OREO balances decreased 1% from $1,523,000 as of December 31, 1996 to $1,515,000 at March 31, 1997, which was a 9% increase from an OREO balance of $1,386,000 at March 31, 1996. As of March 31, 1997, one large commercial property and two smaller properties remained as OREO on the Bank's books.

     As of March 31, 1997 and 1996, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

     Total deposits increased 1% to $305,852,000 as of March 31, 1997 from $303,183,000 as of December 31, 1996. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 2% to $306,541,000 for the three month period ended March 31, 1997 from $300,678,000 for the same period in 1996. Although the amount of average total deposits remained relatively stable, the mix of deposits shifted. As a reaction to a consistently low interest rate environment for interest bearing deposits, average outstanding savings and Market Rate Account balances decreased by 8% and 7%, respectively, from the first three months of 1996 to the first three months of 1997. Average savings balances decreased $3,461,000 from $42,960,000 for the first three months of 1996 to $39,499,000 for the same period in 1997 and Market Rate Account balances decreased $3,301,000 from $49,643,000 in average daily outstanding balances for the three months ended March 31, 1996 to $46,342,000 for the same period in 1997. Average outstanding NOW account balances grew 8% or $5,362,000, from $69,303,000 for the first three months of 1996 to $74,665,000 for the same period in 1997. The two year Premier CDs, offered during the first quarter of 1995 matured during the first quarter of 1997. In an effort to retain some of these deposits, the Bank offered a nine month CD with a 50 basis point premium over the then current rate of interest for a nine month CD. The net result was an increase in the average outstanding CD balances, by $4,188,000 or 6%, from $66,392,000 in average outstanding balances for the first three months of 1996 to $70,580,000 for the same period in 1997. Noninterest bearing demand deposit average outstanding balances grew 4% or $3,075,000 from $72,380,000 for the three months ended March 31, 1996 to

                                   Form 10-Q

$75,455,000 for the same period in 1997.



LIQUIDITY, INTEREST RATE SENSITIVITY
------------------------------------

     The Bank's liquidity is maintained by managing its core deposits, purchasing federal funds, selling loans in the secondary market, and borrowing
from the FHLB.   The Bank's liquid assets include cash and cash equivalents as well as certain unpledged investment securities. Bank management is presently developing a revised liquidity measure, incorporating its ability to borrow from the FHLB to meet liquidity needs and goals. Periodically, the Asset / Liability Committee of the Bank reviews the Bank's liquidity needs and reports its findings to the Risk Management Committee of the Bank's Board of Directors.

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of March 31, 1997, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $36,802,000, or 10.5% of total assets, as of March 31, 1997, compared to total shareholders equity of $35,808,000, or 10.4% of total assets, as of December 31, 1996. As of March 31, 1996, shareholders' equity was $32,482,000, or 9.7% of total assets. The Corporation's risk weighted Tier I capital ratio was 13.16% as of March 31, 1997 compared to 12.75% and 12.23% at December 31, 1996 and March 31, 1996, respectively. The respective Tier II ratios were 14.41%, 14.01% and 13.48%, respectively. In March 1997, the Corporation declared a one-time special dividend of $.32 per share, to distribute to shareholders the after-tax proceeds of the gain on the disposition of a commercial property, held in the Bank's OREO category. In April 1997, the Corporation declared its regular dividend of $.18 per share, a 20% increase over $.15 per share declared in April 1996. As of March 31, 1997, the cumulative dividends declared amounted to $.18 per share, compared to $.47 per share for the first quarter of 1996, which included the one-time special dividend of $.32 per share.

                                   Form 10-Q

                     PART II. OTHER INFORMATION
                     --------------------------

                         March 31, 1997



            Item 1.  Legal Proceedings
            --------

                     None


            Item 2.  Changes in Securities
            --------

                     None


            Item 3.  Defaults Upon Senior Securities
            --------

                     None

            Item 4.  Submission of Matters to Vote of Security Holders
            --------


                     None

            Item 5.  Other Information
            --------

                     None


            Item 6.  Exhibits and Reports on Form 8-K
            --------

                     On March 26, 1997, the Corporation filed a Report on
                     Form 8-K reporting that the Corporation established a stock repurchase program to repurchase up to 5% of the outstanding shares of the Corporation's stock, with a limit of no more than $4,000,000 to be paid for the stock. The stock repurchase program was instituted to help offset the dilutive effect of the Corporation's employee and outside directors' stock option plans.

                                   Form 10-Q

                          SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Bryn Mawr Bank Corporation



     Date: April 25, 1997               By:/s/ Robert L. Stevens
          ------------------               ------------------------
                                                 Robert L. Stevens
                                                 Chairman,
                                                 President & Chief
                                                 Executive Officer



     Date: April 25, 1997               By:/s/ Joseph W. Rebl
          ------------------               ------------------
                                                Joseph W. Rebl
                                                Treasurer and
                                                Assistant Secretary

                                   Form 10-Q
                                      19