Form 10-Q
period 1997-06-30
BRYN MAWR BANK CORP
filed 1997-08-12
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended June 30, 1997                   Commission File Number
                  -------------                          0-15261
                                                         -------

                          Bryn Mawr Bank Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Pennsylvania                                23-2434506
-------------------------------                        ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     identification No.)



    801 Lancaster Avenue, Bryn Mawr, Pennsylvania                        19010
-------------------------------------------------------------------------------
     (Address of principal executive offices)                        (ZipCode)



Registrant's telephone number, including area code              (610) 525-1700
                                                               ---------------



                                Not Applicable
-------------------------------------------------------------------------------
Former name, former address and fiscal year, if changed since last report.



Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X        No _____
                                  -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


          Class                         Outstanding at August 4, 1997
-----------------------
Common Stock, par value $1                        2,201,265

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED June 30, 1997

                                     INDEX



PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Income for the Six
          Months Ended June 30, 1997 and 1996................Page  1


     Consolidated Statements of Income for the Three
          Months Ended June 30, 1997 and 1996................Page  2


     Consolidated Balance Sheets as of June 30, 1997,
          December 31, 1996 and June 30, 1996................Page  3


     Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1997 and 1996................Page  4


     Notes to Consolidated Financial Statements..............Page  5


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....Page 10



PART II - OTHER INFORMATION..................................Page 21

                         PART I. FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                   Unaudited

                                                                                                   Six Months Ended
                                                                                                        June 30
                                                                                                    1997          1996
                                                                                                  --------      --------
INTEREST INCOME:
   Interest and fees on loans................................................................  $   10,838      $  10,413
   Interest on federal funds sold............................................................         482            184
   Interest on interest bearing deposits with banks..........................................           6              2
   Interest and dividends on investment securities:
     U.S. Treasury securities................................................................         396            818
     U.S. Government Agency securities.......................................................         456            335
     Obligations of states and political subdivisions........................................         161            220
     Dividend income.........................................................................          41             40
                                                                                                  -------       --------
Total interest and dividend income. .........................................................      12,380         12,012
Interest expense on deposits.................................................................       3,458          3,271
                                                                                                  -------       --------
Net interest income..........................................................................       8,922          8,741
Loan loss provision..........................................................................         100            200
                                                                                                  -------       --------
Net interest income after loan loss provision................................................       8,822          8,541
                                                                                                  -------       --------

OTHER INCOME:
   Fees for Trust services...................................................................       3,762          2,975
   Service charges on deposits...............................................................         557            556
   Other service charges, commissions and fees...............................................         509            516
   Net gain on sale of loans.................................................................         171            163
   Net gain on sale of other real estate owned...............................................          94          1,075
   Other operating income....................................................................         400            476
                                                                                                  -------       --------
Total other income...........................................................................       5,493          5,761
                                                                                                  -------       --------

OTHER EXPENSES:
   Salaries and wages........................................................................       4,866          4,269
   Employee benefits.........................................................................         907          1,060
   Occupancy and bank premises...............................................................         686            787
   Furniture, fixtures, and equipment........................................................         770            537
   Other operating expenses..................................................................       2,833          3,137
                                                                                                  -------       --------
Total other expenses.........................................................................      10,062          9,790
                                                                                                  -------       --------
Income before income taxes...................................................................       4,253          4,512
Applicable income taxes......................................................................       1,405          1,480
                                                                                                  -------       --------
Net Income...................................................................................  $    2,848      $   3,032
                                                                                                  =======       ========

Earnings per average common share:
  Net income.................................................................................       $1.24          $1.34
  Cash dividends declared....................................................................       $0.36          $0.62
Average number of shares outstanding including common stock equivalents .....................   2,295,595      2,263,532

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.

                                   Form 10-Q

                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                   Unaudited

                                                                                                   Three Months Ended
                                                                                                         June 30
                                                                                                    1997           1996
                                                                                                   -------       --------
INTEREST INCOME:
   Interest and fees on loans..................................................................  $   5,471     $   5,364
   Interest on federal funds sold..............................................................        251            24
   Interest on interest bearing deposits with banks............................................          4             1
   Interest and dividends on investment securities:
     U.S. Treasury securities..................................................................        177           376
     U.S. Government Agency Securities.........................................................        252           167
     Obligations of states and political subdivisions..........................................         78            98
     Dividend income...........................................................................         22            23
                                                                                                   -------       --------
Total interest income..........................................................................      6,255         6,053

Interest expense on deposits...................................................................      1,776         1,592
                                                                                                   -------       --------
Net interest income...........................................................................       4,479         4,461
Loan loss provision...........................................................................          50            75
                                                                                                   -------       --------
Net interest income after loan loss provision..................................................      4,429         4,386
                                                                                                   -------       --------
OTHER INCOME:
   Fees for Trust services.....................................................................      1,849         1,530
   Service charges on deposits.................................................................        287           267
   Other service charges, commissions and fees.................................................        263           187
   Net gain on sale of loans...................................................................        104            62
   Net gain on sale of other real estate owned.................................................         93             1
   Other operating income......................................................................        206           275
                                                                                                   -------       --------
Total other income.............................................................................      2,802         2,322
                                                                                                   -------       --------
OTHER EXPENSES:
   Salaries and wages..........................................................................      2,441         2,147
   Employee benefits...........................................................................        429           548
   Occupancy and bank premises.................................................................        338           372
   Furniture, fixtures, and equipment..........................................................        395           315
   Other operating expenses....................................................................      1,553         1,411
                                                                                                   -------       --------
Total other expenses...........................................................................      5,156         4,793
                                                                                                   -------       --------
Income before income taxes.....................................................................      2,075         1,915
Applicable income taxes........................................................................        685           640
                                                                                                   -------       --------
Net Income.....................................................................................  $   1,390     $   1,275
                                                                                                   =======       ========
Earnings per average common share:
   Net income..................................................................................      $0.60         $0.56
   Cash dividends declared.....................................................................      $0.18         $0.15
Average number of shares outstanding including common stock equivalents........................  2,297,574     2,264,341

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                              June 30,         December 31,       June 30,
                                                                                1997               1996             1996
                                                                             (Unaudited)                         (Unaudited)
                                                                            ----------------------------------------------------
ASSETS
Cash and due from banks.................................................    $   23,906        $  26,717          $  21,528
Interest bearing deposits with banks....................................            84              121                 97
Federal funds sold......................................................        12,300           11,616                  0
Investment securities available for sale, at
   market (amortized cost of $37,729, $34,748 and $44,396 as of
   June 30, 1997, December 31, 1996 and June 30, 1996,
   respectively)........................................................        37,703           34,747             44,334
Loans:
   Consumer.............................................................        80,830           81,512             75,711
   Commercial...........................................................        72,023           74,688             69,213
   Real Estate..........................................................       107,631          103,227            113,956
                                                                              --------         --------            -------
       Total loans......................................................       260,484          259,427            258,880
   Less: Allowance for possible loan losses.............................        (4,272)          (4,182)            (4,159)
                                                                              --------         --------            -------
       Net loans........................................................       256,212          255,245            254,721
                                                                              --------         --------            -------
Premises and equipment, net.............................................        11,277           11,334             11,549
Accrued interest receivable.............................................         1,979            2,164              2,500
Other real estate owned.................................................         1,411            1,523              1,386
Other assets............................................................         2,163            2,280              2,367
                                                                              --------         --------            -------
       Total assets.....................................................    $  347,035        $ 345,747          $ 338,482
                                                                              ========         ========            =======
LIABILITIES
Deposits:
   Demand, noninterest-bearing..........................................    $   74,100        $ 81,865           $  72,226
   Savings..............................................................       152,347         162,440             160,363
   Time.................................................................        78,176          58,878              58,159
                                                                              --------         --------            -------
       Total deposits...................................................       304,623         303,183             290,748
                                                                              --------         --------            -------
Borrowed funds..........................................................             0               0               8,700
Other liabilities.......................................................         4,675           6,756               5,710
                                                                              --------         --------            -------
       Total liabilities................................................       309,298         309,939             305,158
                                                                              --------         --------            -------

SHAREHOLDERS' EQUITY
Common stock, par value $1; authorized 5,000,000
   shares; issued 2,510,085, 2,503,885 and 2,493,200 shares
   as of June 30, 1997, December 31, 1996 and June 30, 1996,
   respectively and outstanding of 2,201,265, 2,201,065 and
   2,190,380 shares as of June 30, 1997, December 31, 1996
   and June 30, 1996, respectively......................................         2,510           2,504               2,493
Paid-in capital in excess of par value..................................         4,533           4,445               4,363
Unrealized investment appreciation
   (depreciation) net of deferred income taxes..........................           (17)             (1)                (41)
Retained earnings.......................................................        32,454          30,399              28,048
                                                                              --------         --------            -------
                                                                                39,480          37,347              34,863

Less: Common stock in treasury at cost -- 308,820 shares as of
   June 30, 1997 and 302,820 shares as of December 31, 1996
   and June 30, 1996....................................................        (1,743)         (1,539)             (1,539)
                                                                              --------         --------            -------
   Total shareholders' equity...........................................        37,737          35,808              33,324
                                                                              --------         --------            -------
   Total liabilities and shareholders' equity...........................    $  347,035        $345,747           $ 338,482
                                                                              ========         ========            =======

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)
                                   Unaudited

                                                                                        Six Months Ended
                                                                                             June 30
                                                                                 ------------------------------------
                                                                                      1997                1996
                                                                                 --------------     -----------------
OPERATING ACTIVITIES:
Net Income.....................................................................  $    2,848         $    3,032
Adjustments to reconcile net income to net cash (used) provided by operating activities:

  Provision for loan losses....................................................         100                200
  Provision for depreciation and amortization..................................         548                538
  Gain on sale of other real estate owned......................................         (94)            (1,075)
  Loans originated for resale..................................................     (21,610)           (35,184)
  Proceeds from loans sold.....................................................      23,001             21,996
  Gain on sale of loans........................................................        (171)              (163)
  Increase (reduction) in deferred income taxes................................          37                (40)
  Decrease (increase) in interest receivable...................................         185                (37)
  Increase in interest payable.................................................          73                831
  Other........................................................................        (268)            (1,382)
                                                                                   ----------         ----------
    Net cash (used) provided by operating activities...........................       4,649            (11,284)
                                                                                   ----------         ----------
INVESTING ACTIVITIES:
Purchases of investment securities.............................................     (18,007)            (4,066)
Proceeds from maturity of fixed income securities..............................      15,027             12,965
Loan repayments, net of loan originations......................................      15,514              8,609
Loans purchased (dealer loans).................................................     (17,801)           (18,478)
Purchases of premises and equipment............................................        (493)              (213)
Proceeds from disposition of other real estate owned...........................         203              3,482
Capitalization of costs of other real estate owned.............................           3                  0
                                                                                   ----------         ----------
   Net cash (used) provided by investing activities............................      (5,554)             2,299
                                                                                   ----------         ----------

FINANCING ACTIVITIES:
Net decrease in demand and savings deposits....................................     (17,858)            (9,879)
Net increase (decrease) in time deposits.......................................      19,298            (16,974)
Net increase in borrowed funds.................................................           0              8,700
Dividends paid.................................................................        (793)            (1,358)
Repayment of mortgage debt.....................................................      (1,796)               (31)
Purchases of treasury stock....................................................        (204)                 0
Proceeds from issuance of common stock.........................................          94                  0
                                                                                   ----------         ----------
   Net cash used by financing activities.......................................      (1,259)           (19,542)
                                                                                   ----------         ----------
Decrease in cash and cash equivalents..........................................      (2,164)           (28,527)
Cash and cash equivalents at beginning of period...............................      38,454             44,653
                                                                                   ----------         ----------
Cash and cash equivalents at end of period.....................................  $   36,290         $   16,126
                                                                                   ----------         ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid...........................................................  $    1,303         $    1,740
   Interest paid...............................................................  $    3,385         $    2,440

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of June 30, 1997 and 1996, the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996 and the related consolidated statements of income for the six and three month periods ended June 30, 1997 and 1996 are unaudited.

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


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1996 Annual Report incorporated in the 1996 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the six and three month periods ended June 30, 1997 and 1996.

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

     SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15-Earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early application is not permitted.
Had SFAS No. 128 been in effect at June 30, 1997, the earnings per share computation would have been as follows:

                              six months ended     three months ended
                                  June 30,               June 30,
                               1997     1996          1997      1996
                              -------  -------     ----------  ------
Earnings per common share       $1.29    $1.38          $ .63   $ .58

Earnings per common share-
     assuming dilution          $1.24    $1.34          $ .60   $ .56

5. Loans:

     Interest income on loans performing satisfactorily is recognized on the accrual method of accounting. Nonperforming loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less

                                   Form 10-Q
than 90 days past due which are deemed to be problem loans by management. All nonperforming loans, except consumer loans, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed nonperforming is deducted from interest income. The charge-off policy for all loans, including nonperforming and impaired loans, consider such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower in management's assessment of the collectibility of such loans.

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

When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and impaired loan. All of the Corporation's impaired loans, which amounted to $4,055,000, $2,069,000 and $1,172,000 at June 30, 1997, December 31, 1996 and June 30, 1996, respectively, were put on a nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were put on nonaccrual status, was reversed from income.

Under SFAS No. 114, impaired loans subject to the statement are required to be measured based upon the present value of expected future cash flows, discounted
at the loan's initial effective interest rate or at the loan's    market price
or fair value of the collateral, if the loan is collateral dependent. As of June 30, 1997, December 31, 1996 and June 30, 1996, impaired loans measured using the present value of future cash flows amounted to $153,000, $162,000, and $252,000, respectively. Impaired loans measured by the value of the loan's collateral amounted to $3,902,000, $1,904,000, and $920,000, respectively.

If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses. All impairment reserves established in either 1997 or 1996 were allocated from the existing reserve for loan losses. As of June 30, 1997, December 31, 1996 and June 30, 1996, there were $1,002,000, $1,381,000

                                   Form 10-Q
and $252,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at June 30, 1997, December 31, 1996 and June 30, 1996 was $197,000, $191,000 and
$184,000, respectively. Impaired loans for which no loan loss allowance was allocated amounted to $3,053,000, $688,000 and $920,000 at June 30, 1997,
December 31, 1996 and June 30, 1996, respectively. Average impaired loans during the first six months of 1997 and 1996, respectively, amounted to $2,081,000 and $1,150,000, compared to $2,237,000 for the twelve months ended December 31, 1996.

While SFAS No. 118 permits existing income recognition practices to continue, when a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either six month period ended June 30, 1997 or 1996. No loans considered impaired since the adoption of SFAS No. 114 and SFAS No. 118 have been removed from the impaired loan status. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan.

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

                                   Form 10-Q

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                         Six Months ended        Year ended
                                              June 30,          December 31,
                                          1997       1996           1996
                                         -----------------        --------
Balance, Beginning of period             $4,182   $3,652           $3,652
                                         -------  -------         --------
Charge-offs:
     Consumer                               (71)    (102)            (180)
     Commercial and industrial                0        0              (84)
     Real estate                             (5)       0               (4)
                                         -------  -------         --------
          Total charge-offs                 (76)    (102)            (268)
                                         -------  -------         --------
Recoveries:
     Consumer                                14       27               36
     Commercial and industrial               46      374              404
     Real estate                              6        8                8
                                         -------  -------         --------
          Total recoveries                   66      409              448
                                         -------  -------         --------
          Net (charge-offs) / recoveries    (10)     307              180

Provision for loan losses                   100      200              350
                                         -------  -------         --------
Balance, End of period                   $4,272   $4,159           $4,182
                                         =======  =======         ========

                                   Form 10-Q

ITEM 2.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     The realization of a $1,073,000 pre-tax gain from the sale of a commercial property (the "Nonrecurring Gain") in The Bryn Mawr Trust Company's (the "Bank's") other real estate owned ("OREO"), was primarily responsible for the large increase in net income in the first six months of 1996 compared to the first six months of 1997. Exclusive of this pre-tax Nonrecurring Gain and certain non-recurring expense items (the "Nonrecurring Expenses"), adding $545,000 to net income for the first six months of 1996, net income for the six months ended June 30, 1997 was 15% ahead of net income for the six months ended June 30, 1996.

     Including the after tax effect of the Nonrecurring Gain and Nonrecurring Expenses in net income for the first six months of 1996, Bryn Mawr Bank Corporation (the "Corporation"), the parent company of The Bryn Mawr Trust Company (the "Bank"), reported net income of $2,848,000 for the first six months of 1997, a 6% decrease over $3,032,000 of net income reported for the first six months of 1996. For the first six months of 1997, earnings per common share amounted to $1.24, a 7% decrease from earnings per common share of $1.34 reported for the first six months of 1996. Exclusive of the $.24 earnings per share, the result of the Nonrecurring Gain and Nonrecurring Expenses, earnings per share increased 13% for the first six months of 1997, from $1.10 per share for the six months ended June 30, 1996 to $1.24 per share for the same period in 1997. Per share computations were based on 2,295,595 average shares outstanding for the first six months of 1997 and 2,263,532 average shares outstanding for the first six months of 1996, including common stock equivalents for both periods.

     For the second quarter of 1997, the Corporation reported net income of $1,390,000 a 9% increase over net income of $1,275,000 reported for the second quarter of 1996. For the three months ended June 30, 1997, earnings per common share, including the dilutive effect of common stock equivalents, amounted to $.60, a 7% increase over earnings per common share of $.56, reported for the three months ended June 30, 1996. Average shares outstanding, including the dilutive effect of common stock equivalents were 2,297,574 for the three months ended June 30, 1997 compared to average shares outstanding of 2,264,341 for the same period in 1996.

     Exclusive of the after tax effect of the Nonrecurring Gain and Nonrecurring Expenses during 1996, the increase in earnings, for the first six months of 1997 over the same period in 1996 may be attributed to a number of factors, including an increase in net interest income, up 2% over the first six months of 1996, a decrease in the provision for loan losses, down 50% and an increase of 17% in other income, primarily due to a 26% increase in fees for trust services. Other expenses, exclusive of the Nonrecurring Expenses, rose 5% for the first six months of 1997 compared to the same period in 1996.

                                   Form 10-Q

     Higher yielding average outstanding loan balances for the first six months of 1997 grew 6% from average daily outstanding loan balances for the first six months of 1996. The increase in average loan balances was partially funded by proceeds from the maturity of certain securities in the Bank's investment portfolio, resulting in a 28% decrease in lower yielding average outstanding investment balances. The average cost of funds for the six months ended June 30, 1997 and June 30, 1996 remained relatively level at 2.3% and 2.2% respectively. The Bank's annualized net interest margin was 5.57% for the first six months of 1997 compared to 5.62% for the same period in 1996.

     The prime rate increased by 25 basis points from June 1996 to June 1997. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a rising prime rate usually will cause a related increase in interest income.
This increase in the Bank's prime rate along with a change in the mix of earning assets, increasing higher yielding average outstanding loan balances and increasing average federal funds sold balances while decreasing lower yielding average outstanding investment balances, caused the yield on earning assets for the first six months of 1997 to remain unchanged at 7.8% compared to the same period in 1996. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the six months ended June 30, 1997, net interest income rose 2% to $8,922,000 from $8,741,000 in 1996. Total interest income grew 3% for the first six months of 1997, to $12,380,000 from $12,012,000 for the first six months of 1996. Interest expense rose 6% for the first six months of 1997, to $3,458,000 from $3,271,000 for the first six months of 1996. The yield on earning assets for the first six months of 1997 remained level at 7.8% compared to the first six months of 1996 while the effective rate paid on interest bearing deposits for the first six months of 1997 was 3.0% compared to 2.9% for the same period in 1996.

     Interest and fees on loans increased 4% from $10,413,000 for the first six months of 1996 to $10,838,000 for the first six months of 1997. A relatively level loan portfolio yield, 8.2% and 8.3% for the periods ending June 30, 1997 and 1996 respectively, combined with a 6% increase in average outstanding loan balances from $243,670,000 for the first six months of 1996 to $258,299,000 for the same period in 1997, are the primary reasons for this increase in loan related interest and fee income.

     Interest income on investments decreased $359,000 or 25%, from $1,413,000 for the first six months of 1996 to $1,054,000 for the first six months of 1997. Interest from U.S. Treasury obligations decreased $422,000 or 52% from $818,000 for the first six months of 1996 to $396,000 for the first six months of 1997. The primary reason for this decrease was a $15,918,000 or 54% decrease in the average balance of U.S. Treasury securities, from $29,383,000 during the first six months of 1996 to $13,465,000 for the comparable period in 1997. The decrease in U.S. Treasury obligations were primarily a result of investment maturities as opposed to sales, for which the proceeds were used to fund loan growth. Interest income on U.S. Government Agency securities

                                   Form 10-Q
increased 36% from $335,000 for the six months ended June 30, 1996 to $456,000 at June 30, 1997. A 36% increase in the average balance of U.S. Government Agency securities, from $11,008,000 for the six months ended June 30, 1996 to $14,933,000 for the same period in 1997, is primarily responsible for the related 36% increase in interest income. Interest income on obligations of states and political subdivisions decreased by 27%, from $220,000 for the six months ended June 30, 1996 to $161,000 for the same period in 1997. A decrease of $2,165,000 or 25% in average outstanding balances of obligations of state and political subdivisions, from $8,797,000 in average outstanding balances for the first six months of 1996 down to $6,631,000 for the same period in 1997 is the primary reason for this decrease. The overall yield on investment securities increased from 5.6% for the first six months of 1996 to 5.8% for the first six months of 1997, due primarily to the maturity of lower yielding investments in the Bank's investment portfolio.

     Interest expense on deposits increased $187,000 or 6% to $3,458,000 for the six months ended June 30, 1997 compared to $3,271,000 for the same period in 1996. The average cost of interest bearing deposits increased to 3.0% for the six months ended June 30, 1997 compared to 2.9% for the same period in 1996.
The average interest bearing deposit balances increased 3% to $232,463,000 at June 30, 1997 compared to $224,855,000 for the same period in 1996. However, the average deposit mix has changed for the first six months of 1997 compared to the same period in 1996. Average non-transaction savings and Market Rate Accounts decreased 9% and 8%, respectively, while the Bank's average transaction based NOW account and non-interest bearing demand deposit account balances increased 6% and 2% respectively. During the first quarter of 1995, the Bank offered a new one and two year Premier CD, at highly competitive rates of interest. The one year Premier CDs matured during the first quarter of 1996 and were not renewed. The two year Premier CDs matured during the first quarter of 1997 and a CD promotion, offering a 50 basis point premium over the then current market rate of interest for a nine month CD was offered. As a result of this promotion, the average daily outstanding balances of time deposits increased 18% for the first six months of 1997 compared to 1996. The annualized cost of CDs increased 10 basis points from 5.2% to 5.3%, respectively for each period. The average cost of each interest bearing deposit product remained level with the respective cost for the same period in 1996. The result was a 10 basis point increase in the average cost of interest bearing deposits from 2.9% to 3.0% for each respective period. The average cost of deposits, including non-interest bearing demand deposits also increased 10 basis points from 2.2% to 2.3% for each respective period.

     For the first six months of 1997, the net interest margin decreased to 5.57% from 5.62% for same period in 1996. The net interest margin is computed exclusive of related loan fee income.

     For the second quarter of 1997, net interest income of $4,479,000 remained relatively level with net interest income of $4,461,000 reported for the second quarter of 1996. Total interest income grew $202,000 or 3% from $6,053,000 for the second quarter of 1996 to $6,255,000 for the same period in 1997. Interest and fees on loans grew $107,000 or 2% for the second quarter of 1997 over the same period in 1996. Interest on federal funds sold increased $227,000 or 946% due to excess funds from the CD promotion offered early in 1997 and lower than anticipated average outstanding loan volumes. Interest income on U. S. Treasury securities, and Obligations of states and political subdivisions decreased $199,000 or 53% and $20,000 or 20%,

                                   Form 10-Q
respectively, during the second quarter of 1997 compared to the second quarter of 1996. Interest income on U. S. Government agency securities increased $85,000 or 51% for the second quarter of 1997 compared to the second quarter of 1996. Interest on deposits increased $184,000 or 12% from $1,592,000 for the second quarter of 1996 to $1,776,000 for the same period in 1997. The increase in average CD balances outstanding for the second quarter of 1997 compared to 1996 is responsible for this increase in interest expense.


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

     Based on the results of the aforementioned reviews, the low level of loan delinquencies, less than 1% of total loans at June 30, 1997 and the size of the loan loss reserve, 1.64% of total loans at June 30, 1997, the loan loss provision was reduced to $100,000 for the six months ended June 30, 1997, compared to $200,000 for the same period in 1996. The loan loss reserve amounted to 1.60% of outstanding loans at June 30, 1996. Nonperforming loans have increased by 4% to $946,000 as of June 30, 1997, up from $907,000 as of December 31, 1996 and increased 35% from $703,000 in nonperforming loans as of June 30, 1996. The loan loss reserve amounted to 452% of nonperforming loans as of June 30, 1997 compared to 592% as of June 30, 1996. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of June 30, 1997.

     During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires measurement

                                   Form 10-Q
of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or, as a practical expedient, the fair value of the collateral, if the loan is collateral dependent. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS No. 114 did not have a material impact on the financial position or results of operations of the Corporation.

OTHER INCOME
------------

     During the first quarter of 1996, the Bank sold a commercial real estate property, included in OREO, and realized a pre-tax gain of $1,073,000 on the sale. This Nonrecurring Gain is the primary reason for a 5% decrease in other income, to $5,493,000 for the six months ended June 30, 1997 from $5,761,000 for the same period in 1996. Exclusive of the Nonrecurring Gain on the sale of OREO, reported in 1996, other income increased 17% for the first six months of 1997, compared to the same period in 1996.

     Fees for trust services rose 26% from $2,975,000 for the first six months of 1996 to $3,762,000 for the same period in 1997. The establishment of additional lines of business, including Investment Counsellors of Bryn Mawr ("ICBM"), in January of 1996, to provide investment management services to high net worth individuals and employee benefit plans, increased asset values and an increase in the schedule of trust fees charged are the primary reasons for the increase in fees for trust services.

     For the six month period ended June 30, 1997, the Bank originated and sold $22,756,000 of mortgage loans in the secondary mortgage market, a 6% increase from $21,447,000 of mortgage loans originated and sold during the first six months of 1996. In a rising interest rate environment, the sale of residential mortgage loans in the secondary mortgage market becomes less profitable as investors look for higher yields by paying lower prices for the loans being sold. This was the case for the loans sold in 1997, compared to loan sales for the same period in 1996. The Bank offers potential borrowers the opportunity to obtain a mortgage loan at market rates of interest with points attached or to have no points with a slightly higher rate of interest. Upon the sale of the loan, the higher rate of interest allows the Bank to recognize a larger gain on the sale, as opposed to increased deferred loan fees recognized as income at the time of sale. Deferred loan fees earned as income resulting from the sale of residential mortgage loans in the secondary mortgage market amounted to $115,000 or 51 basis points earned on the sale of $22,756,000 of residential mortgage loans in the secondary mortgage market, compared to $97,000 or 45 basis points earned on the sale of $21,447,000 of residential mortgage loans in the secondary mortgage market during the same period of 1996. However, gains on the sales of loans in the secondary mortgage market decreased to $130,000 or 57 basis points for the first six months of 1997 compared to $152,000 or 71 basis points for the same period in 1996. The result was a decline in the total basis points earned on the sale of loans in the secondary mortgage market, from 116 basis points earned on the sale of $21,447,000 in residential mortgage loans for the first six months of 1996 to 108 basis points on the sale of $22,756,000 in residential mortgage loans for the first six months of 1997.

     For the six month period ended June 30, 1997, service charges on deposit accounts of $557,000 remained level with the results for the same period in

                                   Form 10-Q

1996 of $556,000. In February of 1997, the Bank began assessing a surcharge of $1.00 for each cash withdrawal made at its automated teller machines ("ATM") by non-Bank cardholders. As a result, surcharge income amounted to $36,000 for the first six months of 1997 compared to no surcharge income for the same period of 1996. All other service charge income decreased $35,000 or 6% as a result of the increase in interest rates which caused an increase in the earnings credit rate used to offset these service charges.

     Prior to its disposal in March 1996, the commercial property included in the Bank's OREO, produced a revenue stream included in other operating income. This revenue stream was eliminated with the sale of the OREO property. Other operating income decreased by $76,000 or 16%, from $476,000 for the first six months of 1996 to $400,000 for the same period in 1997. The OREO revenue stream, included in other operating income for the first six months of 1996 amounted to $74,000. This primarily accounts for the total decrease in other operating income from period to period.

     Total other income increased $480,000 or 21% from $2,322,000 for the second quarter of 1996 to $2,802,000 for the same quarter in 1997. Trust fees grew $319,000 or 21% from $1,530,000 for the second quarter of 1996 to $1,849,000 for the same quarter in 1997. Service charges on deposits grew $20,000 or 7% from $267,000 for the second quarter of 1996 to $287,000 for the second quarter of 1997. Net gain on sale of loans increased $42,000 or 68% as a result of an increase in the volume of mortgages originated and sold in the secondary market during the second quarter of 1997 compared to the same quarter in 1996. Net gain on sale of OREO increased from $1,000 in the second quarter of 1996 to $93,000 in the second quarter of 1997. The Bank sold a residential OREO property in May, 1997 which resulted in a gain of $89,000 which primarily accounts for the increase from period to period.


OTHER EXPENSE
-------------

     Total other expense increased 3% for the first six months of 1997 to $10,062,000 from $9,790,000 for the first six months of 1996. Exclusive of the Nonrecurring Expenses, incurred during the first quarter of 1996, other expenses rose 5% for the first six months of 1997 compared to the same period in 1996. Salaries and wages grew $597,000 or 14%, from $4,269,000 for the six months ended June 30, 1996 to $4,866,000 for the same period in 1997. Of this increase, $375,000 relates to regular salary expense, representing a 10% increase in regular, part time and overtime salaries during the first six months of 1997, compared to 1996. Incentive salaries were up $222,000 or 49%, from $496,000 for the six months ended June 30, 1996 to $718,000 for the same period in 1997. Incentive salaries are primarily related to the profitability of both the Bank and its related business segments. The 49% increase in incentive salaries is primarily due to the 15% increase in net income, exclusive of the Nonrecurring Gain and Nonrecurring Expenses. The Bank's full time equivalent staff increased to 209.5 as of June 30, 1997, compared to 196.5 as of June 30, 1996.

     Employee benefits expenses decreased $153,000 or 14% compared to the first six months of 1996, primarily a result of a $230,000 decrease in the projected pension expense for the first six months of 1997 compared to the same period in 1996, which was reduced by a $66,000 rebate by the Bank's medical insurance carrier in 1996. During 1996, the Bank projected a larger

                                   Form 10-Q
than incurred pension expense. Due to strong performance of the Bank's pension plan assets, the actual pension expense for 1996 was lower than planned and was adjusted in the fourth quarter of 1996. The actuarial projections for 1997 project a negative pension expense. This is the primary reason for the $230,000 reduction in pension expense from the first six months of 1996 compared to the same period in 1997.

     Occupancy expense decreased $101,000 or 13% for the first six months of 1997 from $787,000 for the first six months of 1996 to $686,000 for the first six months of 1997. The largest additional cost in 1996, primarily responsible for the decrease in 1997, was $30,000 for the removal of snow during the "Blizzard of 1996". Furniture and equipment expenses grew $233,000 or 43% over the first six months of 1996, from $537,000 for the first six months of 1996 to $770,000 for the same period in 1997. Planned depreciation and amortization expenses associated with the conversion to an in-house EDP system account for this increase in 1997.

     Other operating expenses decreased $304,000 or 10% over the first six months of 1996, from $3,137,000 for the first six months of 1996 to $2,833,000 for the first six months of 1997. The largest decrease in other operating expense occurred in computer processing fees, down by $202,000 for the first six months of 1997 compared to the same period in 1996. This decrease was primarily due to the conversion to an in-house EDP system during the first quarter of 1996, eliminating this related expense later in 1996. This cost primarily offsets the additional related increased cost of depreciation and amortization, included in furniture and equipment expense. Miscellaneous expense decreased by $92,000 because the Bank incurred a $70,000 expense in 1996 to settle a regulatory dispute. The cost of maintenance of OREO decreased by $92,000 for the first six months of 1997, as the Bank increased its OREO reserve during the first quarter of 1996 to provide additional reserves for its last large commercial OREO property. No such increase was deemed necessary during 1997. Advertising was down by $47,000 in the first six months of 1997, a timing difference in the Bank's advertising campaign for 1997. These decreases were offset by increases in the Bank Shares Tax of $32,000, a result of the increase in the value of shares outstanding. Legal expense increased $21,000 for the first six months of 1997 compared to the same period in 1996. The cost of Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums was eliminated in 1996 for all banks that were classified as "Well Capitalized" by the FDIC. In 1997 insurance premiums were reinstated by the FDIC. As a result, this cost increased $17,000 for the first six months of 1997 compared to 1996. The remaining other operating expenses for the first half of 1997 did not change significantly.

     For the quarter, total other expenses increased 8% or $363,000 to $5,156,000 for the quarter ended June 30, 1997 compared to $4,793,000 in 1996. Salaries and wages increased $294,000 or 14% from $2,147,000 for the quarter ended June 30, 1996 to $2,441,000 for the same period in 1997. The majority of this increase occurred in regular salary expense, up $229,000 or 12%, reflecting recurring salary increases and staff additions. Other salaries, primarily incentive related expenses, rose $65,000 or 24% for the second quarter of 1997 compared to the same period in 1996. Employee benefit expenses decreased by $119,000 or 22% for the second quarter of 1997 over 1996, primarily the result of a $114,000 decrease in the projected pension expense for the period. An $80,000 or 25% increase in furniture, fixtures and equipment expense is due primarily to a planned increase in depreciation

                                   Form 10-Q
expense, related to furniture, fixtures and equipment put into service during the second quarter of 1996, a result of the EDP conversion that occurred earlier in 1996. Other operating expenses increased 10% or $142,000 for the second quarter of 1997, compared to the same quarter in 1996. This increase was primarily related to legal fees which were up $72,000, relating to real estate matters. In April of 1997, the Corporation paid off the balance of the mortgage of $1,776,000 on the building that houses the Trust and Investment Division located at 10 Bryn Mawr Avenue, Bryn Mawr, PA. As a result, the Corporation incurred an early payoff fee of $36,000 included in other operating expenses for the second quarter of 1997. Employee Activity and Tuition increased $33,000 for the second quarter of 1997 compared to the same period of 1996. Exclusive of these items, other operating expenses grew less than 1% for the second quarter of 1997, compared to the same quarter in 1996.

APPLICABLE INCOME TAXES
-----------------------

     The Corporation's effective tax rate for the first six months of 1997 remained level at 33% compared to the same period in 1996.


FINANCIAL CONDITION
-------------------

     Total assets increased .4% from $345,747,000 at December 31, 1996 to $347,035,000 as of June 30, 1997. Total assets grew 3% from $338,482,000 as of
June 30, 1996.

     Outstanding earning assets increased 2% to $310,571,000 as of June 30, 1997 from $305,911,000 as of December 31, 1996. The Bank's loan portfolio increased
 .4%, to $260,484,000 at June 30, 1997 from $259,427,000 as of December 31, 1996.
Outstanding loans increased by 1%, from $258,880,000 as of June 30, 1996. Outstanding consumer loans of $80,830,000 at June 30, 1997 were down by 1% from $81,512,000 as of December 31, 1996 and were up 7% from $75,711,000 as of June 30, 1996. Growth in both the Bank's indirect automobile paper and fixed rate home equity loans were primarily responsible for this growth from June 30, 1996. Outstanding commercial loans at June 30, 1997 were $72,023,000, a 4% decrease from outstanding commercial loan balances of $74,688,000 at December 31, 1996 and 4% ahead of $69,213,000 at June 30, 1996. Payoffs of larger balance commercial loans, during the first quarter of 1997, are primarily responsible for the decrease in balances from December 31, 1996. Outstanding real estate loans were $107,631,000 at June 30, 1997, a 4% increase over $103,227,000 in outstanding real estate loans at December 31, 1996 and a 6% decrease from $113,956,000 in outstanding real estate loans as of June 30, 1996.

     The Bank's investment portfolio, having a market value of $37,703,000 at June 30, 1997, increased 9% from a market value of $34,747,000 at December 31, 1996 and decreased 15% from $44,334,000 as of June 30, 1996. During the first quarter of 1997, the Bank offered a nine month CD bearing an interest rate of 50 basis points over the then current interest rate for such CDs. Some of the proceeds from the CDs were used to purchase securities for the Bank's investment portfolio and the remainder were sold as federal funds. The funds obtained from the maturity of securities in the investment portfolio from June 30, 1996 to June 30, 1997 were primarily used to fund the increase in the Bank's loan portfolio over the same period and the excess available was sold as federal funds.

                                   Form 10-Q

     As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS No. 115"). SFAS No. 115 requires all entities to allocate their investments among three categories as applicable: (1) trading,
(2) available for sale and (3) held to maturity. The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. Due primarily to rising market interest rates, maturities and the shortening of the average term of the investment portfolio, the unrealized gain in the investment portfolio of $1,000 at December 31, 1996 decreased to an unrealized loss of $26,000 as of June 30, 1997. The unrealized investment depreciation, net of deferred income taxes, decreased the Corporation's shareholders' equity on the balance sheet by $17,000 as of June 30, 1997.

     Federal funds sold amounted to $12,300,000 as of June 30, 1997, a 6% increase over $11,616,000 as of December 31, 1996. There were no federal funds available for sale at June 30, 1996. The increase in federal funds available for sale at June 30, 1997 is primarily a result of retaining the majority of maturing two year CDs during the first quarter of 1997. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the Federal Home Loan Bank of Pittsburgh (the "FHLB") and the sale of investments, classified as available for sale.

     Nonperforming assets amounted to $2,357,000 at June 30, 1997, a 3% decrease from $2,430,000 at December 31, 1996 and a 13% increase from nonperforming assets of $2,089,000 at June 30, 1996. Nonperforming loans increased 4% to $946,000 at June 30, 1997 compared to nonperforming loans of $907,000 at December 31, 1996 and increased 35% from $703,000 as of June 30, 1996. The OREO balances decreased 7% from $1,523,000 as of December 31, 1996 to $1,411,000 at June 30, 1997, which was a 2% increase from an OREO balance of $1,386,000 at June 30, 1996. As of June 30, 1997, one large commercial property and one smaller property remained as OREO on the Bank's books.

     As of June 30, 1997 and 1996, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

     Total deposits increased .5% to $304,623,000 as of June 30, 1997 from $303,183,000 as of December 31, 1996. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 3% to $306,235,000 for the six month period ended June 30, 1997 from $296,926,000 for the same period in 1996. Although the amount of average total deposits remained relatively stable, the mix of deposits shifted. As a reaction to a consistently low interest rate environment for interest bearing deposits, average outstanding savings and Market Rate Account balances decreased by 9% and 8%, respectively, from the first six months of 1996 to the first six months of 1997. Average

                                   Form 10-Q
savings balances decreased $3,986,000 from $42,827,000 for the first six months of 1996 to $38,841,000 for the same period in 1997 and Market Rate Account balances decreased $3,831,000 from $47,718,000 in average daily outstanding balances for the six months ended June 30, 1996 to $43,887,000 for the same period in 1997. Average outstanding NOW account balances grew 6% or $4,212,000, from $69,734,000 for the first six months of 1996 to $73,946,000 for the same period in 1997. The two year Premier CDs, offered during the first quarter of 1995 matured during the first quarter of 1997. In an effort to retain some of these deposits, the Bank offered a nine month CD with a 50 basis point premium over the then current rate of interest for a nine month CD. The net result was an increase in the average outstanding CD balances, by $11,412,000 or 18%, from $62,741,000 in average outstanding balances for the first six months of 1996 to $74,154,000 for the same period in 1997. Noninterest bearing demand deposit average outstanding balances grew 2% or $1,702,000 from $72,070,000 for the six months ended June 30, 1996 to $73,772,000 for the same period in 1997.



LIQUIDITY, INTEREST RATE SENSITIVITY
------------------------------------

     The Bank's liquidity is maintained by managing its core deposits, purchasing federal funds, selling loans in the secondary market, and borrowing from the FHLB. The Bank's liquid assets include cash and cash equivalents as well as certain unpledged investment securities. Bank management has developed a revised liquidity measure, incorporating its ability to borrow from the FHLB to meet liquidity needs and goals. Periodically, the Asset / Liability Committee of the Bank reviews the Bank's liquidity needs and reports its findings to the Risk Management Committee of the Bank's Board of Directors.

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of June 30, 1997, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.

                                   Form 10-Q

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders' equity of the Corporation was $37,737,000, or 10.9% of total assets, as of June 30, 1997, compared to total shareholders' equity of $35,808,000, or 10.4% of total assets, as of December 31, 1996. As of June 30, 1996, shareholders' equity was $33,324,000, or 9.8% of total assets. The Corporation's risk weighted Tier I capital ratio was 13.77% as of June 30, 1997 compared to 12.75% and 12.06% at December 31, 1996 and June 30, 1996,
respectively. The respective Tier II ratios were 15.03%, 14.01% and 13.31%, respectively. In March 1996, the Corporation declared a one-time special dividend of $.32 per share, to distribute to shareholders the after-tax proceeds of the gain on the disposition of a commercial property, held in the Bank's OREO category. In January and in April 1997, the Corporation declared its regular dividend of $.18 per share, a 20% increase over $.15 per share declared in January and April 1996. As of June 30, 1997, the cumulative dividends declared amounted to $.36 per share, compared to $.62 per share for the first six months of 1996, which included the one-time special dividend of $.32 per share.

     Under the stock repurchase plan established in March 1997, the Corporation repurchased 6,000 shares of treasury stock as of June 30, 1997. The shares were purchased at a cost of $34.00 per share, resulting in an increase of $204,000 in treasury stock from ($1,539,000) at December 31, 1996 and June 30, 1996, respectively to ($1,743,000) as of June 30, 1997. The number of treasury shares held by the Corporation as of June 30, 1997 was 308,820 compared to 302,820 as of December 31, 1996 and June 30, 1996, respectively.


FORMATION OF NEW SUBSIDIARY
---------------------------

     On July 1, 1997, the Corporation established a de novo subsidiary, Tax Counsellors of Bryn Mawr, Inc. ("TCBM".) TCBM is a wholly owned subsidiary of the Corporation that will provide a broad range of corporate and personal tax services for entrepreneurs, family-owned businesses, and professionals. The establishment of TCBM will further the Corporation's strategy to be a diversified financial services company with greater emphasis on fee income. This move follows last year's formation of BMT Mortgage Company and Investment Counsellors of Bryn Mawr. The new subsidiary had no impact on the financial condition of the Corporation for the period ending June 30, 1997. The establishment of TCBM as a subsidiary of the Corporation does not involve a leverage activity. The Corporation has established a capital account of $75,000 for TCBM which will be sufficient to permit TCBM to operate its business for the foreseeable future.

                                   Form 10-Q

          PART II. OTHER INFORMATION
          --------------------------

               JUNE 30, 1997



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


                                     Bryn Mawr Bank Corporation



     Date: August 8, 1997            By: /s/ Robert L. Stevens
          ----------------              ------------------------
                                             Robert L. Stevens
                                             Chairman,
                                             President & Chief
                                             Executive Officer



     Date: August 8, 1997            By: /s/ Mame O. Skelly
          ----------------              ------------------------
                                             Mame O. Skelly
                                             Acting Treasurer,
                                             Principal Financial Officer
                                             and Chief Accounting Officer

                                   Form 10-Q