Form 10-Q
period 1997-09-30
BRYN MAWR BANK CORP
filed 1997-11-12
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended September 30, 1997          Commission File Number 0-15261
                  ------------------                                 -------

                          Bryn Mawr Bank Corporation
            ______________________________________________________
            (Exact name of registrant as specified in its charter)


                  Pennsylvania                        23-2434506
          -------------------------------            ------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         identification No.)



        801 Lancaster Avenue, Bryn Mawr, Pennsylvania             19010
      -------------------------------------------------------------------
     (Address of principal executive offices)                    (ZipCode)



Registrant's telephone number, including area code  (610) 525-1700
                                                   ---------------



                                Not Applicable
      ------------------------------------------------------------------
Former name, former address and fiscal year, if changed since last report.



Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes   X        No
                       ------        -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


          Class                       Outstanding at November 4, 1997
     -----------------------
     Common Stock, par value $1              2,189,309

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                       QUARTER ENDED September 30, 1997

                                     INDEX



PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Income for the Nine
          Months Ended September 30, 1997 and 1996..........Page 1


     Consolidated Statements of Income for the Three
          Months Ended September 30, 1997 and 1996..........Page 2


     Consolidated Balance Sheets as of September 30, 1997,
          December 31, 1996 and September 30, 1996..........Page 3


     Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1997 and 1996..........Page 4


     Notes to Consolidated Financial Statements.............Page 5


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...Page 10



PART II - OTHER INFORMATION................................Page 21

                         PART I. FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                              Nine Months Ended
                                                                 September 30
                                                              1997          1996
                                                             --------     --------
Interest income:
  Interest and fees on loans...............................   $16,478      $16,009
  Interest on federal funds sold...........................       720          190
  Interest on interest bearing deposits with banks.........         7            2
  Interest and dividends on investment securities:
   U.S. Treasury securities................................       573        1,142
   U.S. Government Agency securities.......................       798          501
   Obligations of states and political subdivisions........       229          315
   Dividend income.........................................        57           56
                                                              -------      -------
Total interest income......................................    18,862       18,215
Interest expense on deposits...............................     5,284        4,895
                                                              -------      -------
Net interest income........................................    13,578       13,320
Loan loss provision........................................       150          275
                                                              -------      -------
Net interest income after loan loss provision..............    13,428       13,045
                                                              -------      -------
Other income:
  Fees for Trust services..................................     5,675        4,416
  Service charges on deposits..............................       838          814
  Other service charges, commissions and fees..............       800          755
  Net gain on sale of loans................................       334          245
  Net gain on sale of other real estate owned..............        95        1,077
  Other operating income...................................       609          722
                                                              -------      -------
Total other income.........................................     8,351        8,029
                                                              -------      -------
Other expenses:
  Salaries and wages.......................................     7,448        6,412
  Employee benefits........................................     1,366        1,412
  Occupancy and bank premises..............................     1,012        1,165
  Furniture, fixtures, and equipment.......................     1,159          893
  Other operating expenses.................................     4,230        4,435
                                                              -------      -------
Total other expenses.......................................    15,215       14,317
                                                              -------      -------
Income before income taxes.................................     6,564        6,757
Applicable income taxes....................................     2,176        2,226
                                                              -------      -------
Net Income.................................................   $ 4,388       $4,531
                                                              =======      =======
Earnings per average common share:
    Net income.............................................     $1.91        $2.00
    Cash dividends declared................................     $0.54        $0.77
Average number of shares outstanding
    including common stock equivalents..................... 2,297,075    2,266,863

The accompanying notes are an integral part of the consolidated financial statements.


                                   Form 10-Q

                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                            Three Months Ended
                                                               September 30
                                                           1997           1996
                                                           ----           ----
Interest income:
  Interest and fees on loans......................... $    5,640     $    5,595
  Interest on federal funds sold.....................        238              6
  Interest on interest bearing deposits with banks...          1              0
  Interest and dividends on investment securities:
   U.S. Treasury securities..........................        177            324
   U.S. Government Agency Securities.................        342            167
   Obligations of states and political subdivisions..         68             95
   Dividend income...................................         16             16
                                                      ----------     ----------
Total interest income................................      6,482          6,203
Interest expense on deposits.........................      1,826          1,624
                                                      ----------     ----------
Net interest income..................................      4,656          4,579
Loan loss provision..................................         50             75
                                                      ----------     ----------
Net interest income after loan loss provision........      4,606          4,504
                                                      ----------     ----------
Other income:
  Fees for Trust services............................      1,913          1,441
  Service charges on deposits........................        281            258
  Other service charges, commissions and fees........        291            239
  Net gain on sale of loans..........................        163             82
  Net gain on sale of other real estate owned........          1              2
  Other operating income.............................        209            246
                                                      ----------     ----------
Total other income...................................      2,858          2,268
                                                      ----------     ----------
Other expenses:
  Salaries and wages.................................      2,582          2,143
  Employee benefits..................................        459            352
  Occupancy and bank premises........................        326            378
  Furniture, fixtures, and equipment.................        389            356
  Other operating expenses...........................      1,397          1,298
                                                      ----------     ----------
Total other expenses.................................      5,153          4,527
                                                      ----------     ----------
Income before income taxes...........................      2,311          2,245
Applicable income taxes..............................        771            746
                                                      ----------     ----------
Net Income........................................... $    1,540     $    1,499
                                                      ==========     ==========
Earnings per average common share:
    Net income.......................................      $0.67          $0.66
    Cash dividends declared..........................      $0.18          $0.15
Average number of shares outstanding
  including common stock equivalent..................  2,298,355      2,265,824

The accompanying notes are an integral part of the consolidated financial statements.



                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                September 30,     December 31,     September 30,
                                                                     1997            1996               1996
                                                                 (Unaudited)                        (Unaudited)
                                                                ------------------------------------------------
Assets
Cash and due from banks.......................................      $ 22,809       $ 26,717         $ 24,289
Interest bearing deposits with banks..........................           101            121              103
Federal funds sold............................................        17,380         11,616            1,700
Investment securities available for sale, at market (amortized cost of $40,557,  $34,748 and $38,372 as of September 30, 1997,
  December 31, 1996 and September 30, 1996, respectively).....        40,631         34,747           38,372
 Loans:
  Consumer....................................................        79,080         81,512           79,659
  Commercial..................................................        72,449         74,688           72,617
  Real Estate.................................................       109,348        103,227          107,692
                                                                    --------       --------         --------
    Total loans...............................................       260,877        259,427          259,968
  Less: Allowance for possible loan losses....................        (4,267)        (4,182)          (4,190)
                                                                    --------       --------         --------
    Net loans.................................................       256,610        255,245          255,778
                                                                    --------       --------         --------
Premises and equipment, net...................................        11,561         11,334           11,540
Accrued interest receivable...................................         2,065          2,164            2,260
Other real estate owned.......................................         1,411          1,523            1,386
Other assets..................................................         2,341          2,280            2,296
                                                                    --------       --------         --------
    Total assets..............................................      $354,909       $345,747         $337,724
                                                                    ========       ========         ========
Liabilities
Deposits:
  Demand, noninterest-bearing.................................      $ 74,772       $ 81,865         $ 77,757
  Savings.....................................................       155,135        162,440          156,031
  Time........................................................        80,930         58,878           58,967
                                                                    --------       --------         --------
    Total deposits............................................       310,837        303,183          292,755
                                                                    --------       --------         --------
Borrowed funds................................................             0              0            4,000
Other liabilities.............................................         5,896          6,756            6,419
                                                                    --------       --------         --------
    Total liabilities.........................................       316,733        309,939          303,174
                                                                    --------       --------         --------
Shareholders' equity
Common stock, par value $1; authorized 5,000,000
  shares; issued 2,510,585 shares as of September 30, 1997,
  2,503,885 shares as of December 31, 1996 and 2,494,100
  shares as of September 30, 1996; shares outstanding of 2,181,915 as of
  September 30, 1997, 2,201,065 as of December 31, 1996  and
  2,191,280 as of September 30, 1996.........................          2,511          2,504            2,494
Paid-in capital in excess of par value.......................          4,545          4,445            4,376
Unrealized investment appreciation
  (depreciation) net of deferred income taxes................             49             (1)               0
Retained earnings............................................         33,598         30,399           29,219
                                                                    --------       --------         --------
                                                                      40,703         37,347           36,089
Less: Common stock in treasury at cost -- 328,670 shares as of
  September 30, 1997 and 302,820 shares as of December 31, 1996
  and September 30, 1996.....................................         (2,527)        (1,539)          (1,539)
                                                                    --------       --------         --------
  Total shareholders' equity.................................         38,176         35,808           34,550
                                                                    --------       --------         --------
  Total liabilities and shareholders' equity.................       $354,909       $345,747         $337,724
                                                                    ========       ========         ========

The accompanying notes are an integral part of consolidated financial statements.


                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                          Nine Months Ended
                                                             September 30
                                                          ------------------
                                                            1997       1996
                                                          -------    -------
Operating activities:
Net Income............................................... $ 4,388    $ 4,531
Adjustments to reconcile net income to net cash provided
by operating activities:

   Provision for loan losses.............................     150        275
   Provision for depreciation and amortization...........     869        924
   Gain on sale of other real estate owned...............     (95)    (1,077)
   Loans originated for resale........................... (49,310)   (37,128)
   Proceeds from loans sold..............................  48,963     36,459
   Gain on sale of loans.................................    (334)      (245)
   Reduction in deferred income taxes....................     (67)      (149)
   Increase in interest receivable.......................      99        203
   Increase in interest payable..........................     517      1,219
   Other.................................................     407       (965)
                                                          -------    -------
      Net cash provided by operating activities..........   5,587      4,047
                                                          -------    -------
Investing activities:
Purchases of investment securities....................... (21,995)    (4,066)
Proceeds from maturity of investment securities..........  16,192     14,965
Proceeds from sales of investment securities
 available for sale......................................       0      9,500
Loan repayments, net of loan originations................  24,356      7,377
Loans purchased (dealer loans)........................... (25,190)    (30,815)
Purchases of premises and equipment......................  (1,103)       (491)
Proceeds from disposition of other real estate owned.....     207       3,485
                                                          -------     -------
      Net cash used by investing activities..............  (7,533)        (45)
                                                          -------     -------

Financing activities:
Net decrease in demand and savings deposits.............. (14,398)     (8,680)
Net increase (decrease) in time deposits.................  22,052     (16,166)
Net increase in borrowed funds...........................       0       4,000
Dividends paid...........................................  (1,189)     (1,686)
Repayment of mortgage debt...............................  (1,802)        (45)
Proceeds from issuance of common stock...................     107          14
Purchase of treasury stock...............................    (988)          0
                                                          -------     -------
      Net cash (used) by financing activities............   3,782     (22,563)
                                                          -------     -------
Increase (decrease)  in cash and cash equivalents........   1,836     (18,561)
Cash and cash equivalents at beginning of period.........  38,454      44,653
                                                          -------     -------
Cash and cash equivalents at end of period............... $40,290     $26,092
                                                          =======     =======
Supplemental cash flow information:
   Income taxes paid..................................... $ 1,953     $ 2,540
   Interest paid......................................... $ 4,767     $ 3,676

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 AND 1996
                                  (Unaudited)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of September 30, 1997 and 1996, the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996 and the related consolidated statements of income for the nine and three month periods ended September 30, 1997 and 1996 are unaudited.

     The preparation of financial statements in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 1996 Annual Report incorporated in the 1996 Form 10-K (Exhibit #13).


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1996 Annual Report incorporated in the 1996 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the nine and three month periods ended September 30, 1997 and 1996.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earning per Share", ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and


                                   Form 10-Q
disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. SFAS No. 128 requires the presentation of both basic earnings per share and, when not antidilutive, diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.
Dilutive earnings per share is computed in a manner similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.

     SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15-Earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early application is not permitted.
Had SFAS No. 128 been in effect at September 30, 1997, the earnings per share computation would have been as follows:

                              Nine months ended  Three months ended
                                September 30,      September 30,
                                1997     1996      1997      1996
                              --------  -------  --------  --------

Earnings per common share      $2.00     $2.07    $ .70     $ .68

Earnings per common share-
     assuming dilution         $1.91     $2.00    $ .67     $ .66


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

As a part of its internal loan review process, management, when considering making a loan an impaired loan, considers a number of factors, such as a borrower's financial strength, the value of related collateral and the ability to continue to meet the original contractual terms of a loan. Major risk classifications, used to aggregate loans for application of SFAS No. 114 include both credit and the risk of failure to repay a loan and concentration risk. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments. An insignificant delay or shortfall is a temporary delay in the payment process of a loan. However,


                                   Form 10-Q
under these circumstances, the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and impaired loan. All of the Corporation's impaired loans, which amounted to $3,874,000, $2,069,000 and $971,000 at September 30, 1997, December 31, 1996 and September 30, 1996, respectively, were put on a nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were put on nonaccrual status, was reversed from income.

Impaired loans subject to SFAS No. 114 are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of September 30, 1997, December 31, 1996 and September 30, 1996, impaired loans measured using the present value of future cash flows amounted to $170,000, $162,000, and $782,000, respectively. Impaired loans measured by the value of the loan's collateral amounted to $3,704,000, $1,904,000, and $189,000, respectively.

If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses. All impairment reserves established in either 1997 or 1996 were allocated from the existing reserve for loan losses. As of September 30, 1997, December 31, 1996 and September 30, 1996, there were $3,252,000, $1,381,000 and
$851,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at September 30, 1997, December 31, 1996 and September 30, 1996 was $187,000, $191,000 and
$140,000, respectively. Impaired loans for which no loan loss allowance was allocated amounted to $622,000, $688,000 and $120,000 at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. Average impaired loans during the first nine months of 1997 and 1996, respectively, amounted to $2,685,000 and $1,150,000, compared to $2,237,000 for the twelve months ended December 31, 1996.

While SFAS No. 118 permits existing income recognition practices to continue, when a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either nine month period ended September 30, 1997 or 1996. No loans considered impaired since the adoption of SFAS No. 114 and SFAS No. 118 have been removed from the impaired loan status, other than those loans which have been paid or charged off. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan.

Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material


                                   Form 10-Q
impact on the financial position or results of operations of the Corporation nor do they materially impact the comparability of the credit risk tables under Industry Guide 3.




                                   Form 10-Q

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                         Nine months ended       Year ended
                                           September 30,         December 31,
                                          1997       1996          1996
                                         -----------------       ------------
Balance, Beginning of period              $4,182     $3,652        $3,652
                                          ------     ------        ------
Charge-offs:
     Consumer                               (109)      (133)         (180)
     Commercial and industrial                 0        (41)          (84)
     Real estate                             (77)         0            (4)
                                          ------     ------        ------

          Total charge-offs                 (186)      (174)         (268)
                                          ------     ------        ------
Recoveries:
     Consumer                                 16         29            36
     Commercial and industrial                99        400           404
     Real estate                               6          8             8
                                          ------     ------        ------

          Total recoveries                   121        437           448
                                          ------     ------        ------

          Net (charge-offs) / recoveries     (65)       263           180

Provision for loan losses                    150        275           350
                                          ------     ------        ------

Balance, End of period                    $4,267     $4,190        $4,182
                                          ======     ======        ======



                                   Form 10-Q

ITEM 2.
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     The realization in the first quarter of 1996 of a $1,073,000 pre-tax gain from the sale of a commercial property (the "Nonrecurring Gain") in The Bryn Mawr Trust Company's (the "Bank's") other real estate owned ("OREO"), was primarily responsible for the increase in net income in the first nine months of 1996 compared to the first nine months of 1997. Exclusive of this pre-tax Nonrecurring Gain and certain non-recurring expense items (the "Nonrecurring Expenses"), which added $545,000 to net income for the first nine months of 1996, net income for the nine months ended September 30, 1997 was 10% ahead of net income for the nine months ended September 30, 1996.

     Including the after tax effect of the Nonrecurring Gain and Nonrecurring Expenses in net income for the first nine months of 1996, Bryn Mawr Bank Corporation (the "Corporation"), the parent company of The Bryn Mawr Trust Company (the "Bank"), reported net income of $4,388,000 for the first nine months of 1997, a 3% decrease over $4,531,000 of net income reported for the first nine months of 1996. For the first nine months of 1997, earnings per common share amounted to $1.91, a 5% decrease from earnings per common share of $2.00 reported for the first nine months of 1996. Exclusive of the $.24 earnings per share, the result of the Nonrecurring Gain and Nonrecurring Expenses, earnings per share increased 9% for the first nine months of 1997, from $1.76 per share for the nine months ended September 30, 1996 to $1.91 per share for the same period in 1997. Per share computations were based on 2,297,075 average shares outstanding for the first nine months of 1997 and 2,266,863 average shares outstanding for the first nine months of 1996, including common stock equivalents for both periods.

     For the third quarter of 1997, the Corporation reported net income of $1,540,000 a 3% increase over net income of $1,499,000 reported for the third quarter of 1996. For the three months ended September 30, 1997, earnings per common share, including the dilutive effect of common stock equivalents, amounted to $.67, a 2% increase over earnings per common share of $.66, reported for the three months ended September 30, 1996. Average shares outstanding, including the dilutive effect of common stock equivalents were 2,298,355 for the three months ended September 30, 1997 compared to average shares outstanding of 2,265,824 for the same period in 1996.

      Exclusive of the after tax effect of the Nonrecurring Gain and Nonrecurring Expenses, the increase in earnings, for the first nine months of 1997 over the same period in 1996, may be attributed to a number of factors, including an increase in net interest income, up 2% over the first nine months of 1996, a decrease in the provision for loan losses, down 45% and an increase of 20% in other income, primarily due to a 29% increase in fees for trust services. Other expenses, exclusive of the Nonrecurring Expenses, rose 8% for the first nine months of 1997 compared to the same period in 1996.


                                   Form 10-Q
                                    Page 10

     Higher yielding average outstanding loan balances for the first nine months of 1997 grew 4% from average daily outstanding loan balances for the first nine months of 1996. The increase in average loan balances was partially funded by proceeds from the maturity of certain securities in the Bank's investment portfolio, resulting in a 20% decrease in lower yielding average outstanding investment balances. The average cost of funds for the nine months ended September 30, 1997 and September 30, 1996 remained relatively level at 2.3% and 2.2% respectively. The Bank's annualized net interest margin was 5.55% for the first nine months of 1997 compared to 5.66% for the same period in 1996.

     The prime rate increased by 25 basis points from September 1996 to September 1997. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a rising prime rate usually will cause a related increase in interest income. This increase in the Bank's prime rate along with a change in the mix of earning assets, increasing higher yielding average outstanding loan balances and increasing average federal funds sold balances while decreasing lower yielding average outstanding investment balances, caused the yield on earning assets for the first nine months of 1997 to remain unchanged at 7.8% compared to the same period in 1996. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the nine months ended September 30, 1997, net interest income rose 2% to $13,578,000 from $13,320,000 in 1996. Total interest income grew 4% for the first nine months of 1997, to $18,862,000 from $18,215,000 for the first nine months of 1996. Interest expense rose 6% for the first nine months of 1997, to $5,284,000 from $4,895,000 for the first nine months of 1996. The yield on earning assets for the first nine months of 1997 remained level at 7.8% compared to the first nine months of 1996 while the effective rate paid on interest bearing deposits for the first nine months of 1997 was 3.0% compared to 2.9% for the same period in 1996.

     Interest and fees on loans increased 3% from $16,009,000 for the first nine months of 1996 to $16,478,000 for the first nine months of 1997. A relatively level loan portfolio yield, 8.3% and 8.2% for the periods ending September 30, 1997 and 1996 respectively, combined with a 4% increase in average outstanding loan balances from $249,178,000 for the first nine months of 1996 to $259,607,000 for the same period in 1997, are the primary reasons for this increase in loan related interest and fee income.

     Interest income on investments decreased $357,000 or 18%, from $2,014,000 for the first nine months of 1996 to $1,657,000 for the first nine months of 1997. Interest from U.S. Treasury obligations decreased $569,000 or 50% from $1,142,000 for the first nine months of 1996 to $573,000 for the first nine months of 1997. The primary reason for this decrease was a $13,662,000 or 51% decrease in the average balance of U.S. Treasury securities, from $26,640,000 during the first nine months of 1996 to $12,978,000 for the comparable period in 1997. The decrease in U.S. Treasury obligations was a result of investment maturities as opposed to sales, the proceeds of which were used to fund loan


                                   Form 10-Q
growth. Interest income on U.S. Government Agency securities increased $297,000 or 59% from $501,000 for the nine months ended September 30, 1996 to $798,000 at September 30, 1997. A 56% increase in the average balance of U.S. Government Agency securities, from $10,949,000 for the nine months ended September 30, 1996 to $17,080,000 for the same period in 1997, is primarily responsible for the related 59% increase in interest income. Interest income on obligations of states and political subdivisions decreased by 27%, from $315,000 for the nine months ended September 30, 1996 to $229,000 for the same period in 1997. A decrease of $2,100,000 or 25% in average outstanding balances of obligations of state and political subdivisions, from $8,394,000 in average outstanding balances for the first nine months of 1996 down to $6,294,000 for the same period in 1997 is the primary reason for this decrease. The overall yield on investment securities increased from 5.7% for the first nine months of 1996 to 5.9% for the first nine months of 1997, due primarily to the maturity of lower yielding investments in the Bank's investment portfolio.

     Interest expense on deposits increased $389,000 or 8% to $5,284,000 for the nine months ended September 30, 1997 compared to $4,895,000 for the same period in 1996. The average cost of interest bearing deposits increased to 3.0% for the nine months ended September 30, 1997 compared to 2.9% for the same period in 1996. The average interest bearing deposit balances increased 4% to $233,717,000 at September 30, 1997 compared to $225,606,000 for the same period in 1996. However, the average deposit mix has changed for the first nine months of 1997 compared to the same period in 1996. Average non-transaction savings and Market Rate Accounts both decreased 8%, while the Bank's average transaction based NOW account and non-interest bearing demand deposit account balances increased 5% and 4%, respectively. During the first quarter of 1995, the Bank offered a new one and two year Premier CD, at highly competitive rates of interest. The one year Premier CDs matured during the first quarter of 1996 and were not renewed. The two year Premier CDs matured during the first quarter of 1997 and a CD promotion, offering a 50 basis point premium over the then current market rate of interest for a nine month CD was offered. As a result of this promotion, the average daily outstanding balances of time deposits increased 24% for the first nine months of 1997 compared to 1996. The annualized cost of CDs increased 10 basis points from 5.2% to 5.3%, respectively for each period.
Other than the 10 basis point increase in the cost of time deposits, the average cost of each interest bearing deposit product remained level with the respective cost for the same period in 1996. The result was a 10 basis point increase in the average cost of interest bearing deposits from 2.9% to 3.0% for each respective period. The average cost of deposits, including non-interest bearing demand deposits also increased 10 basis points from 2.2% to 2.3% for each respective period.

     For the first nine months of 1997, the net interest margin decreased to 5.55% from 5.66% for same period in 1996. The net interest margin is computed exclusive of related loan fee income.

     For the third quarter of 1997, net interest income of $4,656,000 increased $77,000 or 2% over net interest income of $4,579,000 reported for the third quarter of 1996. Total interest income grew $279,000 or 4% from $6,203,000 for the third quarter of 1996 to $6,482,000 for the same period in 1997. Interest and fees on loans grew $45,000 or 1% for the third quarter of 1997 over the same period in 1996. Interest on federal funds sold increased $232,000 or 3,867% due to excess funds from the CD promotion offered early in


                                   Form 10-Q

1997 and lower than anticipated average outstanding loan volumes. Interest income on U. S. Treasury securities, and Obligations of states and political subdivisions decreased $147,000 or 45% and $27,000 or 28%, respectively, during the third quarter of 1997 compared to the third quarter of 1996. Interest income on U. S. Government agency securities increased $175,000 or 105% for the third quarter of 1997 compared to the third quarter of 1996. Interest on deposits increased $202,000 or 12% from $1,624,000 for the third quarter of 1996 to $1,826,000 for the same period in 1997. The increase in average CD balances outstanding for the third quarter of 1997 compared to 1996 is responsible for this increase in interest expense.


LOAN LOSS PROVISION
-------------------

     The loan loss provision represents management's determination of the amount necessary to be charged against the current year's income in order to maintain an adequate loan loss reserve. To help determine the appropriate level of the loan loss reserve, the Bank maintains an Officer Loan Review Committee (the "Committee") and retains the services of an independent loan review consultant (the "Consultant"). The Consultant performs an independent review of the Bank's loan portfolio and the loan loss reserve. The Committee meets monthly to review the adequacy of the loan loss reserve as well as all nonaccrual loans, any potential problem loans and loans criticized by either the Bank's regulators or the Consultant.

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

     Based on the results of the aforementioned reviews, the low level of loan delinquencies, 110 basis points of total loans at September 30, 1997 and the size of the loan loss reserve, 1.64% of total loans at September 30, 1997, the loan loss provision was reduced to $150,000 for the nine months ended September 30, 1997, compared to $275,000 for the same period in 1996. The loan loss reserve amounted to 1.61% of outstanding loans at September 30, 1996. Nonperforming loans have decreased by 4% to $867,000 as of September 30, 1997, down from $907,000 as of December 31, 1996 and increased 186% from $303,000 in nonperforming loans as of September 30, 1996. The loan loss reserve amounted to 492% of nonperforming loans as of September 30, 1997 compared to 1,382% as of September 30, 1996. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of September 30, 1997.


                                   Form 10-Q

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

OTHER INCOME
------------

     As discussed above, during the first quarter of 1996, the Bank sold a commercial real estate property, included in OREO, and realized a pre-tax gain of $1,073,000 on the sale. Total other income increased by $322,000 or 4%, to $8,351,000 for the nine months ended September 30, 1997 from $8,029,000 for the same period in 1996. Exclusive of the Nonrecurring Gain on the sale of OREO, reported in 1996, other income increased 20% for the first nine months of 1997, compared to the same period in 1996.

     Fees for trust services rose 29% from $4,416,000 for the first nine months of 1996 to $5,675,000 for the same period in 1997. The establishment of additional lines of business, including Investment Counsellors of Bryn Mawr, in January of 1996, to provide investment management services to high net worth individuals and employee benefit plans, increased asset values and an increase in the schedule of trust fees charged are the primary reasons for the increase in fees for trust services.

       For the nine month period ended September 30, 1997, the Bank originated and sold $48,449,000 of mortgage loans in the secondary mortgage market, a 33% increase from $36,459,000 of mortgage loans originated and sold during the first nine months of 1996. The sale of mortgage loans for the first nine months of 1997 and 1996 earned a total of related fee income and net gains on sales of 106 basis points, respectively. Deferred loan fees earned as income resulting from the sale of residential mortgage loans in the secondary mortgage market amounted to $287,000 or 59 basis points earned on the sale of $48,449,000 of residential mortgage loans in the secondary mortgage market, compared to $214,000 or 59 basis points earned on the sale of $36,459,000 of residential mortgage loans in the secondary mortgage market during the same period of 1996. Gains on the sales of loans in the secondary mortgage market were $228,000 or 47 basis points for the first nine months of 1997 compared to $172,000 or 47 basis points for the same period in 1996.

     For the nine month period ended September 30, 1997, service charges on deposit accounts of $838,000 increased 3% over $814,000 for the same period in 1996. In February of 1997, the Bank began assessing a surcharge of $1.00 for each cash withdrawal made at its automated teller machines ("ATM") by non-Bank cardholders. As a result, surcharge income amounted to $53,000 for the first nine months of 1997 compared to no surcharge income for the same period of 1996. All other service charge income decreased $29,000 or 4% as a result of the increase in interest rates which caused an increase in the earnings credit rate used to offset these service charges.


                                   Form 10-Q

     Prior to its disposal in March 1996, the commercial property included in the Bank's OREO, produced a revenue stream included in other operating income. This revenue stream was eliminated with the sale of the OREO property. Other operating income decreased by $113,000 or 16%, from $722,000 for the first nine months of 1996 to $609,000 for the same period in 1997. The OREO revenue stream, included in other operating income for the first nine months of 1996 amounted to $74,000. During 1996, the Bank also received a brokering fee of $55,000 for brokering loans between two separate banks. This income was not included in 1997's revenue stream. This primarily accounts for the total decrease in other operating income from period to period.

     Total other income increased $590,000 or 26% from $2,268,000 for the third quarter of 1996 to $2,858,000 for the same quarter in 1997. Trust fees grew $472,000 or 33% from $1,441,000 for the third quarter of 1996 to $1,913,000 for the same quarter in 1997. Service charges on deposits grew $23,000 or 9% from $258,000 for the third quarter of 1996 to $281,000 for the third quarter of 1997. Net gains on sale of loans increased $81,000 or 99% as a result of an increase in the volume of mortgages originated and sold in the secondary market during the third quarter of 1997 compared to the same quarter in 1996. Net gains on sale of OREO remained practically unchanged at $1,000 for the third quarter of 1997 compared to $2,000 in 1996.


OTHER EXPENSE
-------------

     Total other expense increased 6% for the first nine months of 1997 to $15,215,000 from $14,317,000 for the first nine months of 1996. Exclusive of the Nonrecurring Expenses, incurred during the first quarter of 1996, other expenses rose 8% for the first nine months of 1997 compared to the same period in 1996. Salaries and wages grew $1,036,000 or 16%, from $6,412,000 for the nine months ended September 30, 1996 to $7,448,000 for the same period in 1997. Of this increase, $651,000 relates to regular salary expense, representing a 10% increase in regular, part time and overtime salaries during the first nine months of 1997, compared to 1996. Incentive salaries were up $385,000 or 51%, from $754,000 for the nine months ended September 30, 1996 to $1,139,000 for the same period in 1997. Incentive salaries are primarily related to the profitability of both the Bank and its related business segments. The 51% increase in the Bank's incentive salaries was primarily related to the increased profitability of its trust and mortgage banking business segments. The Bank's full time equivalent staff increased to 213.5 as of September 30, 1997, compared to 201 as of September 30, 1996.

     Employee benefits expenses decreased $46,000 or 3% compared to the first nine months of 1996, primarily a result of a $179,000 decrease in the projected pension expense for the first nine months of 1997 compared to the same period in 1996. During 1996, the Bank projected a larger than incurred pension expense. Due to strong performance of the Bank's pension plan assets, the actual pension expense for 1996 was lower than planned and was adjusted in the fourth quarter of 1996. The actuarial projections for 1997 project a negative pension expense. This is the primary reason for the $179,000 reduction in pension expense from the first nine months of 1996 compared to the same period in 1997. Partially offsetting this $179,000 decrease in employee benefits expenses for 1997 was a decrease of $66,000 for a rebate in medical insurance premiums, received by the Bank from its medical insurance carrier in 1996.


                                   Form 10-Q

     Occupancy expense decreased $153,000 or 13% for the first nine months of 1997 from $1,165,000 for the first nine months of 1996 to $1,012,000 for the first nine months of 1997. The largest additional cost in 1996, primarily responsible for the decrease in 1997, was $30,000 for the removal of snow during the "Blizzard of 1996". Furniture and equipment expenses grew $266,000 or 30% over the first nine months of 1996, from $893,000 for the first nine months of 1996 to $1,159,000 for the same period in 1997. Planned depreciation and amortization expenses associated with the conversion to an in-house EDP system primarily account for this increase in 1997.

     Other operating expenses decreased $205,000 or 5% over the first nine months of 1996, from $4,435,000 for the first nine months of 1996 to $4,230,000 for the first nine months of 1997. The largest decrease in other operating expense occurred in computer processing fees, down by $212,000 for the first nine months of 1997 compared to the same period in 1996. This decrease was primarily due to the conversion to an in-house EDP system during the first quarter of 1996, eliminating this related expense later in 1996. This cost primarily offsets the additional related increased cost of depreciation and amortization, included in furniture and equipment expense. Miscellaneous expense decreased by 121,000 because the Bank incurred a $70,000 expense in 1996 to settle a regulatory dispute. The cost of maintenance of OREO decreased by $99,000 for the first nine months of 1997, as the Bank increased its OREO reserve during the first quarter of 1996 to provide additional reserves for its last large commercial OREO property. No such increase was deemed necessary during 1997. These decreases were offset by increases in the Bank Shares Tax of $43,000, a result of the increase in the value of shares outstanding. Legal expense increased $63,000 for the first nine months of 1997 compared to the same period in 1996. In April of 1997, the Corporation paid off the balance of a mortgage of $1,776,000 on the building that houses the Trust and Investment Division located at 10 Bryn Mawr Avenue, Bryn Mawr, PA. As a result, the Corporation incurred an early payoff fee of $36,000 included in other operating expenses. The cost of Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums was eliminated in 1996 for all banks that were classified as "Well Capitalized" by the FDIC. In 1997 insurance premiums were reinstated by the FDIC. As a result, this cost increased $25,000 for the first nine months of 1997 compared to 1996. The remaining other operating expenses for the first nine months of 1997 increased by 2% over the same period in 1996.

     For the quarter, total other expenses increased 14% or $626,000 to $5,153,000 for the quarter ended September 30, 1997 compared to $4,527,000 in 1996. Salaries and wages increased $439,000 or 20% from $2,143,000 for the quarter ended September 30, 1996 to $2,582,000 for the same period in 1997. The majority of this increase occurred in regular salary expense, up $276,000 or 15%, reflecting recurring salary increases and staff additions. Other salaries, primarily incentive related expenses, rose $162,000 or 63% for the third quarter of 1997 compared to the same period in 1996, due primarily to increased trust and mortgage banking profitability. Employee benefit expenses increased by $107,000 or 30% for the third quarter of 1997 over 1996, primarily the result of a $51,000 increase in the projected pension expense for the period. A $33,000 or 9% increase in furniture, fixtures and equipment expense is due primarily to a planned increase in depreciation expense, related to furniture, fixtures and equipment put into service during the third quarter of 1996, a result of the EDP conversion that occurred earlier in 1996. Other operating expenses increased 8% or $99,000 for the third quarter of


                                   Form 10-Q

1997, compared to the same quarter in 1996,   This increase was primarily
related to legal fees which were up $42,000, relating primarily to real estate
matters.    Employee Activity and Tuition increased $33,000 for the third quarter of 1997 compared to the same period of 1996. Exclusive of these items, other operating expenses grew less than 1% for the third quarter of 1997, compared to the same quarter in 1996.

APPLICABLE INCOME TAXES
-----------------------

     The Corporation's effective tax rate for the first nine months of 1997 remained level at 33% compared to the same period in 1996.


FINANCIAL CONDITION
-------------------

     Total assets increased 3% from $345,747,000 at December 31, 1996 to $354,909,000 as of September 30, 1997. Total assets grew 5% from $337,724,000 as of September 30, 1996.

     Outstanding earning assets increased 4% to $318,989,000 as of September 30, 1997 from $305,911,000 as of December 31, 1996. The Bank's loan portfolio increased 1%, to $260,877,000 at September 30, 1997 from $259,427,000 as of
December 31, 1996. Outstanding loans increased by .3%, from $259,968,000 as of September 30, 1996. Outstanding consumer loans of $79,080,000 at September 30, 1997 were down by 3% from $81,512,000 as of December 31, 1996 and were down 1% from $79,659,000 as of September 30, 1996. Outstanding commercial loans at September 30, 1997 were $72,449,000, a 3% decrease from outstanding commercial loan balances of $74,688,000 at December 31, 1996 and even with $72,617,000 at September 30, 1996. Payoffs of larger balance commercial loans, during the first quarter of 1997, are primarily responsible for the decrease in balances from December 31, 1996. Outstanding real estate loans were $109,348,000 at September 30, 1997, a 6% increase over $103,227,000 in outstanding real estate loans at December 31, 1996 and a 2% increase from $107,692,000 in outstanding real estate loans as of September 30, 1996.

     The Bank's investment portfolio, having a market value of $40,631,000 at September 30, 1997, increased 17% from a market value of $34,747,000 at December 31, 1996 and increased 6% from $38,372,000 as of September 30, 1996. During the first quarter of 1997, the Bank offered a nine month CD bearing an interest rate of 50 basis points over the then current interest rate for such CDs. Some of the proceeds from the CDs were used to purchase securities for the Bank's investment portfolio and the remainder were sold as federal funds.

     Due primarily to rising market interest rates, maturities and the shortening of the average term of the investment portfolio, the unrealized loss in the investment portfolio of $1,000 at December 31, 1996 changed to an unrealized gain of $74,000 as of September 30, 1997. The unrealized investment appreciation, net of deferred income taxes, increased the Corporation's shareholders' equity on the balance sheet by $49,000 as of September 30, 1997.

     Federal funds sold amounted to $17,380,000 as of September 30, 1997, a 50% increase over $11,616,000 as of December 31, 1996 and a 922% increase over $1,700,000 in federal funds sold as of September 30, 1996. The increase in federal funds available for sale at September 30, 1997 is primarily a result


                                   Form 10-Q
of retaining the majority of maturing two year CDs during the first quarter of 1997. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the Federal Home Loan Bank of Pittsburgh (the "FHLB") and the sale of investments, classified as available for sale.

     Nonperforming assets amounted to $2,278,000 at September 30, 1997, a 6% decrease from $2,430,000 at December 31, 1996 and a 35% increase from nonperforming assets of $1,689,000 at September 30, 1996. Nonperforming loans decreased 4% to $867,000 at September 30, 1997 compared to nonperforming loans of $907,000 at December 31, 1996 and increased 186% from $303,000 as of September 30, 1996. The OREO balances decreased 7% from $1,523,000 as of December 31, 1996 to $1,411,000 at September 30, 1997, which was a 2% increase from an OREO balance of $1,386,000 at September 30, 1996. As of September 30, 1997, one large commercial property and one smaller property remained as OREO on the Bank's books.

     As of September 30, 1997 and 1996, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

     Total deposits increased 3% to $310,837,000 as of September 30, 1997 from $303,183,000 as of December 31, 1996. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 4% to $308,820,000 for the nine month period ended September 30, 1997 from $298,057,000 for the same period in 1996. Although the amount of average total deposits remained relatively stable, the mix of deposits shifted. As a reaction to a consistently low interest rate environment for interest bearing deposits, average outstanding savings and Market Rate Account balances both decreased by 8% from the first nine months of 1996 to the first nine months of 1997. Average savings balances decreased $3,399,000 from $42,197,000 for the first nine months of 1996 to $38,798,000 for the same period in 1997 and Market Rate Account balances decreased $3,975,000 from $49,357,000 in average daily outstanding balances for the nine months ended September 30, 1996 to $45,382,000 for the same period in 1997. Average outstanding NOW account balances grew 5% or $3,402,000, from $70,291,000 for the first nine months of 1996 to $73,693,000 for the same period in 1997. The two year Premier CDs, offered during the first quarter of 1995 matured during the first quarter of 1997. In an effort to retain some of these deposits, the Bank offered a nine month CD with a 50 basis point premium over the then current rate of interest for a nine month CD. The net result was an increase in the average outstanding CD balances, by $14,502,000 or 24%, from $61,344,000 in average outstanding balances for the first nine months of 1996 to $75,846,000 for the same period in 1997. Noninterest bearing demand deposit average outstanding balances grew 4% or $2,652,000 from $72,451,000 for the nine months ended September 30, 1996 to $75,103,000 for the same period in 1997.



                                   Form 10-Q

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

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of September 30, 1997, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders' equity of the Corporation was $38,176,000, or 10.8% of total assets, as of September 30, 1997, compared to total shareholders' equity of $35,808,000, or 10.4% of total assets, as of December 31, 1996. As of September 30, 1996, shareholders' equity was $34,550,000, or 10.2% of total assets. The Corporation's risk weighted Tier I capital ratio was 13.65% as of September 30, 1997 compared to 12.75% and 12.39% at December 31, 1996 and September 30, 1996, respectively. The respective Tier II ratios were 14.91%, 14.01% and 13.65%, respectively. In March 1996, the Corporation declared a one-time special dividend of $.32 per share, to distribute to shareholders the after-tax proceeds of the gain on the disposition of a commercial property, held in the Bank's OREO category. In January, April and in July 1997, the Corporation declared its regular dividend of $.18 per share, a 20% increase over $.15 per share declared in January, April and in July 1996.
As of September 30, 1997, the cumulative dividends declared amounted to $.54 per share, compared to $.77 per share for the first nine months of 1996, which included the one-time special dividend of $.32 per share.

     Under the stock repurchase plan established in March 1997, the Corporation repurchased 25,850 shares of treasury stock as of September 30, 1997. The average cost of the cumulative shares purchased was $38.22 per share, resulting in an increase of $988,000 in treasury stock from $1,539,000 at December 31, 1996 and September 30, 1996, respectively to $2,527,000 as of September 30, 1997. The number of treasury shares held by the Corporation as


                                   Form 10-Q
of September 30, 1997 was 328,670 compared to 302,820 as of December 31, 1996 and September 30, 1996, respectively.


FORMATION OF NEW SUBSIDIARY
---------------------------

     On July 1, 1997, the Corporation established a de novo subsidiary, Tax Counsellors of Bryn Mawr, Inc. ("TCBM".) TCBM is a wholly owned subsidiary of the Corporation that will provide a broad range of corporate and personal tax services for entrepreneurs, family-owned businesses, and professionals. The establishment of TCBM will further the Corporation's strategy to be a diversified financial services company with greater emphasis on fee income.
This move follows last year's formation of BMT Mortgage Company and Investment Counsellors of Bryn Mawr, both divisions of the Bank. The new subsidiary had no impact on the financial condition of the Corporation for the period ending September 30, 1997. The establishment of TCBM as a subsidiary of the Corporation does not involve a leverage activity. The Corporation has established a capital account of $75,000 for TCBM which will be sufficient to permit TCBM to operate its business for the foreseeable future.







                                   Form 10-Q

                          PART II. OTHER INFORMATION
                          --------------------------

                              September 30, 1997



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



                                     Bryn Mawr Bank Corporation



     Date: November 7,1997           By: /s/ Robert L. Stevens
          ----------------              ------------------------
                                             Robert L. Stevens
                                             Chairman,
                                             President & Chief
                                             Executive Officer



     Date: November 7, 1997          By: /s/ Joseph W. Rebl
          -----------------             ------------------------
                                             Joseph W. Rebl
                                             Treasurer, Assistant
                                             Secretary, Principal
                                             Financial Officer and
                                             Chief Accounting
                                             Officer



                                   Form 10-Q
                                    Page 22