Form 10-K
period 1997-12-31
BRYN MAWR BANK CORP
filed 1998-03-25
CIK 802681

                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 1997 or
[_] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No fee Required] for the transition period from_______________ to________________

  Commission file number 0-15261.
                         -------

                           BRYN MAWR BANK CORPORATION
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                 23-2434506
--------------------------------      -----------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
Incorporation or Organization)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania                    19010
---------------------------------------------                -------------
  (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number including area code)          (610) 525-1700
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

                           Common Stock ($1 par value)
 ----------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $106,348,081 on March 13, 1998.

As of March 13, 1998, 2,170,369 shares of common stock were outstanding.

Documents Incorporated by Reference:  Parts I, II and IV - Portions of
-----------------------------------
Registrant's Annual Report to Shareholders for the year ended December 31, 1997, as indicated, Parts I and III - Definitive Proxy Statement of Registrant filed with the Commission pursuant to Regulation 14A.



*Registrant does not admit by virtue of the foregoing that its officers and directors are "affiliates" as defined in Rule 405 and does not admit that it controls the shares of Registrant's voting stock held by the Trust Department of its bank subsidiary.
The exhibit index is on pages 41 through 44. There are 128 pages in this report.

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

THE BRYN MAWR TRUST COMPANY
---------------------------

     The Bank, the principal subsidiary of the Corporation, is a state chartered bank subject to the Pennsylvania Banking Code of 1965, as amended, which was incorporated under the laws of the Commonwealth of Pennsylvania on March 25, 1889. In addition, the Bank is a member of the Federal Reserve System and, therefore, is subject to the laws and regulations which govern a Federal Reserve member bank. The Bank is engaged in a general commercial and retail banking business, providing basic banking services as well as a full range of trust services.

TAX COUNSELLORS OF BRYN MAWR, INC.
----------------------------------

     Tax Counsellors of Bryn Mawr, Inc. ("TCBM") was incorporated under the laws of Pennsylvania on July 1, 1997. TCBM is a wholly owned subsidiary of the Corporation. TCBM offers tax planning services to clients in the general market area of the Corporation.

INSURANCE COUNSELLORS OF BRYN MAWR, INC.
----------------------------------------

     Insurance Counsellors of Bryn Mawr, Inc. ("Insurance Counsellors") was incorporated on December 30, 1997 as a wholly owned subsidiary of the Bank. Insurance Counsellors began operations on February 1, 1998. The staff of Insurance Counsellors sells insurance products, including all facets of causality, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

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

SUMMARY
-------

     The Corporation will concentrate its resources to expand the Bank's market penetration by providing superior banking services, including deposit, lending and trust services, as well as other financial services, including tax planning services through TCBM and insurance sales and services through Insurance Counsellors, to its existing customers and obtain additional customers in its market in Montgomery, Delaware and Chester counties of Pennsylvania and to successfully address the other challenges in the Bank's ever changing competitive market.

                                   OPERATIONS
                                   ----------

BRYN MAWR BANK CORPORATION
--------------------------

      The Corporation had no active staff as of December 31, 1997 and conducted no activities other than those activities through its subsidiaries, the Bank and TCBM.

      A complete list of directors and officers of the Corporation, as of March 2, 1998 is incorporated by reference to page 11 and 12 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997.

THE BRYN MAWR TRUST COMPANY
---------------------------

      The Bank is engaged in general, commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of trust services including estate administration, investment advisory services, pension and profit sharing administration and personal financial planning, including tax preparation. As of December 31, 1997, the market value of assets administered by the Bank's Investment Management and Trust Division was $1,666,472,000. In January 1996, the Bank formed Investment Counsellors of Bryn Mawr ("ICBM"), as a division of the Bank's Investment Management and Trust Division. ICBM is dedicated to managing investment portfolios for high net worth individuals and employee benefit plans.

      During 1997, residential mortgage interest rates decreased enough to make refinancing attractive to borrowers. In 1996, residential mortgage interest rates increased from 1995 levels causing a reduction in refinancing activity, compared to similar activity in 1995. As of March 2, 1998, the Bank had no commissioned mortgage originators.

      The Bank originated and sold $75,874,000 in residential mortgages to the secondary market in 1997 compared to $55,276,000 originated and sold in 1996. Net gains and loan fee income on such transactions amounted to $758,000 in 1997 compared to $615,000 in 1996. During 1995 the Bank originated and sold $67,826,000 in residential mortgage loans, generating $918,000 in related net gains and loan fee income.

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

      At December 31, 1997, the Bank had 198 full time and 44 part time employees, including 95 officers, equalling 220 full time equivalent staff.

TAX COUNSELLORS OF BRYN MAWR, INC.
----------------------------------

     TCBM employs two CPAs (the "Tax Professionals"), having significant tax planning and preparation background and formerly employed by a "Big Six" accounting firm. The Tax professionals, on behalf of TCBM, provide tax planning and consulting services to both TCBM's and the Bank's customer base. As a part of the formation of TCBM, a profit sharing agreement was developed that allows the Tax Professionals to retain the net revenues generated by existing clients brought to TCBM.

INSURANCE COUNSELLORS OF BRYN MAWR, INC.
----------------------------------------

     Insurance Counsellors was incorporated on December 30, 1997 as a wholly owned subsidiary of the Bank. Insurance Counsellors began operations on February 1, 1998. The staff of Insurance Counsellors sells insurance products, including all facets of casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

   Insurance Counsellors employs two licensed insurance agents and supporting staff, which have significant expertise about the sale and servicing of insurance products. Insurance Counsellors' agents and staff provide a broad scope of insurance sales and services to the Bank's clients and others. Insurance Counsellors has entered into an agreement with The Simkiss Agency, Inc., a duly licensed insurance agency to facilitate the offering of insurance products by Insurance Counsellors, pursuant to which The Simkiss Agency, Inc. will provide insurance support services, such as billing and collection of premiums, monthly reports concerning insurance activities and customer policy services to Insurance Counsellors and their clients.

                      SOURCES OF THE CORPORATION'S REVENUE
                      ------------------------------------


   The following table shows the percentage of consolidated revenues by major source generated by the Bank from the activities indicated below.

                                             Year Ended December 31,
                                    ----------------------------------------
                                    1997     1996     1995     1994     1993
                                    ----     ----     ----     ----     ----

Commercial Loans                     17%      18%      16%      14%      12%

Mortgage and Construction Loans      15       16       16       15       16

Consumer Loans                       25       25       25       25       24

Home Equity/Line of Credit            2        3        3        3        2

Securities                            6        7       10       13       12

Federal Funds Sold                    3        1        2        1        1
                                    ---      ---      ---       --      ---

Total Interest Income                68       70       72       71       67

Trust Services                       21       17       17       16       15

Other Income *                       11       13       11       13       18
                                    ---      ---      ---      ---      ---

Total Revenues *                    100%     100%     100%     100%     100%
                                    ====     ====     ====     ====     ====

* Revenues were generated by the Bank and TCBM in 1997. Revenues generated by TCBM aggregated .4% in 1997. There were no revenues generated by BMFS and PRC during 1997, 1996, 1995, 1994 or 1993. All revenues were generated by the Bank during 1996, 1995, 1994 and 1993.

                            STATISTICAL INFORMATION
                            -----------------------


      The statistical information required in this Item I is incorporated by reference to the information appearing in Corporation's Annual Report to Shareholders for the year ended December 31, 1997, as follows:

Disclosure Required by Industry               Reference to the Corporation's
-------------------------------               ------------------------------
Guide 3                                       1997 Annual Report
-------                                       -------------------
                                              (Financial Section)
                                              -------------------

  I. Distribution of Assets, Liabilities
     and Stockholders Equity; Interest
     Rates and Interest Differential

     A.   Average balance sheets, interest-
          income and expense; average rates
          earned/paid . . . . . . . . . . . . Analyses of Interest Rates and
                                               Interest Differential (page 5)

     B.   Rate/Volume Differentials . . . . . Rate/Volume Analyses (page 6)

     C.   Non-Accrual Policy. . . . . . . . . Loan Portfolio and Non-
                                               performing Asset Analysis
                                                (page 10)

     D.   Interest Rate Sensitivity
          Analysis. . . . . . . . . . . . . . Interest Rate Sensitivity
                                               Analysis (page 13)

 II. Investment Portfolio

     A.   Book Values . . . . . . . . . . . . Notes to Consolidated Financial
                                               Statements, Note 3 (page 23)

     B.   Maturities. . . . . . . . . . . . . Notes to Consolidated Financial
                                               Statements, Note 3 (page 23)

III. Loan Portfolio

     A.   Types of Loans. . . . . . . . . . . Loan Portfolio (page 10)


      B.  Maturities and Sensitivity to
          changes in Interest Rates . . . . . Loan Portfolio - Maturity
                                               distribution (page 10)
                                               Interest Rate Sensitivity
                                               Analysis (page 13)

     C.   Non-Performing assets . . . . . . . Non-Performing Assets (page 13)

Disclosure Required by Industry               Reference to the Corporation's
-------------------------------               ------------------------------
Guide 3                                       1997 Annual Report
-------                                       ------------------
                                              (Financial Section)
                                              -------------------


 IV. Summary of Loan Loss Experience

     A.   Analysis of Loss Experience  . . . Allowance for Possible Loan
                                                Losses (page 7)

     B.   Allocation of Allowance for
          Loan Losses  . . . . . . . . . . . Allocation of the Allowance
                                                for Possible Loan Losses
                                                (page 7)
  V. Deposits

     A.   Average Deposits . . . . . . . . . Average Daily Balances of
                                                Deposits (Page 11)


     B.   Maturity tables and outstanding
          balances, deposits $100,000 or
          more . . . . . . . . . . . . . . . Maturity of Certificates of
                                                Deposit of $100,000 or
                                                Greater (page 12)

 VI. Return on Equity and Assets . . . . . . Selected Financial Data
                                                    (page 1)

                                  COMPETITION
                                  -----------

     The Corporation's principal purpose is to hold the stock of the Bank and the Corporation's other subsidiaries. Therefore, there is presently no market area nor competition for the Corporation since it does not conduct competitive business activity other than through its subsidiaries.

    The Bank's market area is primarily located in portions of Delaware, Montgomery and Chester Counties in southeastern Pennsylvania. The greatest concentration of activity is within a limited radius of Bryn Mawr, Pennsylvania, the site of the Bank's main banking office. The Bank has four full service branch offices located in Havertown, Wayne, Wynnewood and Paoli, Pennsylvania. In addition, there are five limited service facilities located in life care communities in Waverly Heights, Martins Run, the Quadrangle, Beaumont at Bryn Mawr and Bellingham and two limited service branches located in Radnor Corporate Center and One Tower Bridge in West Conshohocken. The Bank's Investment Management and Trust Division leases facilities at Two Tower Bridge. There is also an automatic teller machine location at Villanova University. All facilities are located in either Montgomery, Chester or Delaware Counties.

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

   TCBM's market area is primarily located in southeastern Pennsylvania, New Jersey and Delaware, although the nature of tax consulting services permits TCBM to provide its services anywhere in the United States. TCBM leases office space in Ardmore Pennsylvania. TCBM's primary competition is from accounting and tax preparation firms.

    Insurance Counsellors' market area is primarily located in southeastern Pennsylvania, New Jersey and Delaware, although they are able to market and sell insurance products and services anywhere in the United States. Insurance Counsellors is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, Pennsylvania. Insurance Counsellors' primary competition is from insurance agencies and insurance agents.

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

                         Regulation of the Corporation
                         -----------------------------

The Bank Holding Company Act
----------------------------

   The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may deter mine to be closely related to banking. The Corporation and its subsidiaries are subject to the supervision of the Federal Reserve Board and the Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations which implement the Act. The Federal Reserve Board also conducts inspections of the Corporation and each of its non-banking subsidiaries.

   The Act prohibits the Federal Reserve Board from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located or the bank is failing. Pennsylvania law permits bank holding companies located in any state to acquire Pennsylvania banks and bank holding companies, provided that the home state of the acquiring company has enacted "reciprocal legislation". In this context, reciprocal legislation is generally defined as legislation that authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in another state on terms and conditions substantially no more restrictive than those applicable to such an acquisition in Pennsylvania by a bank holding company located in the other state.

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

   The Bank is insured by the FDIC, which currently insures the Bank's deposits to a maximum of $100,000 per deposit. For this protection, each insured bank pays a semiannual statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium.
The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. Under existing regulations the Bank, as well capitalized financial institution, in 1997 paid aggregate FDIC insurance premiums of $36,000.

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

Risk Based Capital Guidelines
-----------------------------

   The Federal Reserve Board has promulgated certain "Risk Based Capital Guidelines" which more narrowly define bank capital, as it relates to assets, than do prior regulatory guidelines. Under the new guidelines, various types of Corporation assets are assigned risk categories and weighted based on their relative risk. In addition, certain off balance sheet items are translated into balance sheet equivalents and also weighted according to their potential risk. The sum of both of these asset categories, referred to as Total Risk Weighted Assets, is then compared to the Corporation's total capital, providing a Tier I Capital Ratio, under the new guidelines. A Tier II capital ratio is also computed for the Corporation, adding an allowable portion of the loan loss reserve to capital. Both the Tier I and Tier II ratios of the Corporation are in excess of those minimum capital ratios required as of December 31, 1997 by the regulators. The focus of the guidelines is to measure the Corporation's capital risk. The guidelines do not explicitly take into account other risks, such as interest rate changes or liquidity.

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





Subsidiaries of The Corporation and Bank
----------------------------------------

   Corporation Subsidiaries

        BMFS is an inactive wholly owned subsidiary of the Corporation, but is subject to regulation and examination by the Federal Reserve Board. the Federal Reserve Board.

        TCBM is a wholly owned subsidiary of the Corporation, which provides tax planning and tax consulting services, and is subject to regulation and inspection by the Federal Reserve Board. Please refer to pages 4 and 5 of this Form 10-K for additional information about TCBM.

   Bank Subsidiary

        Insurance Counsellors is a wholly owned subsidiary of the Bank, which sells insurance products, including all facets of casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance, accident and health insurance for groups and individuals and is subject to regulation and examination by the

Pennsylvania Insurance Department and the Pennsylvania Department of Banking. Please refer to page 5 of this Form 10-K for additional information about Insurance Counsellors.

                              ITEM 2.  PROPERTIES
                              -------------------
   The headquarters of the Corporation and the main office of the Bank are located in a three story stone front office building, consisting of approximately 37,000 net usable square feet, located at the main intersection of Bryn Mawr, Pennsylvania, at Lancaster Avenue and Bryn Mawr Avenue. The main office of the Bank has been located in Bryn Mawr since its founding in 1889. The Corporation acquired two additional properties during 1988, that is (i) a property contiguous to the Bank's main office and (ii) a property at 10 Bryn Mawr Avenue to house the Bank's Investment Management and Trust Division. The first property which is contiguous to the Bank's main office, houses an expanded drive-up facility and a new meeting room and was subject to a mortgage as outlined in Note 6 to the Corporation's financial statements, on page 31 of its 1996 Annual Report. The second property became the location of the Bank's Investment Management and Trust Division in mid-December, 1989. A mortgage loan on the property at 10 Bryn Mawr Avenue, Bryn Mawr, Pennsylvania was paid off in March, 1997. The real property owned by the Corporation and the Bank, other than that contiguous to the Bank's main office, is free and clear of all liens and encumbrances. Below is a schedule of all properties owned or leased by the Corporation or its subsidiaries.


The Bank:
---------
                                                      Date Acquired
Current Banking Office               Address            or Opened
----------------------               -------          -------------

Main Office and Principal    801 Lancaster Avenue          1889
Place of Business (owned)    Bryn Mawr, PA 19010

Branch Office/Operations     330 E. Lancaster Avenue       1985
Center (owned)               Wayne, PA 19087

Branch Office/Admin.         18 W. Eagle Road              1987
Office (owned)               Havertown, PA 19083

                                                            Date Acquired
Current Banking Office                Address                 or Opened
----------------------                -------              ---------------


Branch Office (owned)        312 E. Lancaster Avenue            1979
                             Wynnewood, PA 19096

Branch Office (owned)        N.E. Corner of Lancaster           1986
                             and Greenwood Avenues
                             Paoli, PA  19301

Branch Office (leased)       The Quadrangle (1)                 1989
month to month basis         3300 Darby Road
                             Haverford, PA 19041-1095

Branch Office (leased)       Waverly Heights, Ltd. (1)          1986
month to month basis         Life Care Community
                             Gladwyne, PA 19035

Branch Office (leased)       Martins Run (1)                    1987
month to month basis         Life Care Community
                             11 Martins Run
                             Media, PA 19063

Branch Office (leased)       Bellingham (1)                     1991
through October 31, 1998     1615 East Boot Road
                             West Chester, PA 19380

Temporary Agency Remote      Villanova University               1969
Facility                     Campus (2)
                             Villanova, PA 19085

Branch Office (leased)       Radnor Corporate Center (3)        1990
through December 18, 1998    Three Radnor Corporate Center
                             Radnor, PA  19087

Branch Office (leased)       Beaumont at Bryn Mawr (1)          1995
through April 16, 1998       Retirement Community
                             Bryn Mawr, PA 19010

Branch Office (leased)       One Tower Bridge (6)               1995
through July 31, 1998        100 Front Street
                             West Conshohocken, PA 19428

Office Space (leased)        Two Tower Bridge (7)               1996
through January 15, 1999     One Fayette Street
                             Conshohocken, PA 19428

The Corporation:
----------------
                                                              Date Acquired
Other Facilities                    Address                     or Opened
----------------                    -------                 ----------------

Walk-in Lobby, Drive-up          813 Bryn Mawr Avenue (4)        1988
Windows, Meeting Room            Bryn Mawr, PA 19010
(owned)

Office Building (owned)          10 Bryn Mawr Avenue (5)         1988
                                 Bryn Mawr, PA 19010

Tax Counsellors of Bryn Mawr, Inc.:
-------------------------------------

Office Space (leased)            90 Cricket Avenue (8)           1995
month-to-month basis             Ardmore, PA 19010

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

(7) This lease is for 1,250 square feet of office space to house the Investment Management and Trust Division's Investment Counsellors of Bryn Mawr ("ICBM"). ICBM was established in January 1996 to provide investment advisory services to both existing and new clients of the Investment Management and Trust Division. The lease expires on January 15, 1999.

(8) This lease is for 350 square feet of office space to house TCBM's staff. The lease is on a month-to-month basis.

                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

     Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal pro ceedings other than ordinary routine litigation incident to their business.



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

                                    PART II
                                    -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                        AND RELATED STOCKHOLDER MATTERS
                        -------------------------------

   The information required by this Item 5 is incorporated by reference to the information appearing under the caption "Price Range of Shares" on page 32 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997.


                        ITEM 6.  SELECTED FINANCIAL DATA
                        --------------------------------

   The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 1 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997.


           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

   The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Result of Operations" on pages 2 to 16 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   ----------------------------------------------------

   The financial statements and the auditor's report thereon and supplementary data required by this Item 8 are incorporated by reference on pages 17 to 31 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997.

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

   Executive Officers of the Corporation.  Below is certain information with
   -------------------------------------
respect to the executive officers of the Corporation and Bank as of March 2, 1998:

                                     AGE AS OF             OFFICE WITH THE
       NAME                        MARCH 2, 1998       CORPORATION AND/OR BANK
       ----                        -------------       -----------------------

Robert L. Stevens                        60            Chairman, President and
                                                       Chief Executive Officer
                                                       Director of Corporation
                                                       and Bank

Samuel C. Wasson, Jr.                    59            Secretary and Director of
                                                       Corporation and Bank and
                                                       Vice Chairman of Bank

Joseph W. Rebl                           53            Treasurer of Corporation
                                                       and Senior Vice
                                                       President- Finance and
                                                       Treasurer of Bank

Robert J. Ricciardi                      49            Vice President of the
                                                       Corporation and Executive
                                                       Vice President and Chief
                                                       Credit Policy Officer

Paul M. Kistler, Jr.                     61            Senior Vice President of
                                                       Bank- Banking Operations,
                                                       Human Resources,
                                                       Facilities and
                                                       Information Systems

Thomas M. Petro                          39            Senior Vice President of
                                                       Bank- Community Banking

                                  AGE AS OF           OFFICE WITH THE
      NAME                       MARCH 2, 1998     CORPORATION AND/OR BANK
      ----                       -------------     -----------------------

Peter H. Havens                    43              Executive Vice President
                                                   of Bank- Investment
                                                   Management and Trust  and
                                                   Director of  Bank and
                                                   Corporation

Leo M. Stenson                     47              Senior Vice President and
                                                   Auditor of Bank


Joseph G. Keefer                   39              Senior Vice President
                                                   and Chief Lending Officer

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

     Mr. Wasson was employed by the Bank in 1966. Later that year he was elected an Assistant Treasurer. He was elected a Vice President in 1969 and in 1980 was elected Treasurer of the Bank. In 1981, Mr. Wasson was elected a Senior Vice President and elected a director of the Bank and upon the formation of the Corporation in 1986, he was elected a Vice President and director of the Corporation. In January, 1992, he was elected Secretary of the Corporation and Bank and relinquished the title of Vice President of the Corporation. In November, 1993, he was elected Executive Vice President of the Bank. In November 1997, he was elected Vice Chairman and assumed responsibility for the day-to-day operation of the Bank.

     Mr. Ricciardi was employed by the Bank in 1971 and elected an Assistant Treasurer in 1973. Mr. Ricciardi was elected an Assistant Vice President of the Bank in 1976 and a Vice President in 1981. In 1989, Mr. Ricciardi was elected Senior Vice President of Real Estate Lending. In November, 1993, he was elected Executive Vice President and assumed responsibility for the Bank's Community Banking Division. In November, 1997, Mr. Ricciardi was named the Bank's Chief Credit Policy Officer and relinquished responsibility for the Community Banking Division to Thomas M. Petro.

     Mr. Rebl was employed by the Bank and elected its Comptroller in 1981. He was elected Vice President and Comptroller in 1983 and Senior Vice President in 1987. Upon the formation of the Corporation in 1986, Mr. Rebl was elected Treasurer of the Corporation. In 1992, Mr. Rebl was designated the Bank's Senior Vice President - Finance. In 1994, Mr. Rebl was designated Treasurer of the Bank.

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

     Mr. Petro was appointed a Vice President of the Bank in January 1992 and Senior Vice President- Information Management in November, 1993. In August, 1996, Mr. Petro assumed responsibility for the Bank's marketing function and turned over responsibility for the Bank's banking operations and information systems to Mr. Kistler. In November, 1997, he assumed responsibility for the

Bank's Community Banking Division from Mr. Ricciardi. Mr. Petro was the President of PRC from its formation in June 1990 until it ceased operations in December, 1992. Formerly, since August 1986, Mr. Petro was Assistant Vice President and Manager - Banking Group of Management Science Associates, Inc. From November 1981 to August 1986, Mr. Petro was Product Manager for Mellon Bank's DataCenter.

     Mr. Havens was employed by the Bank on May 1, 1995 as the Executive Vice President in charge of the Investment Management and Trust Division of the Bank. Prior to joining the Bank, Mr. Havens was manager of Kewanee Enterprises, a private investment company since April of 1982. Mr. Havens has been a director of the Bank and the Corporation since 1986.

     Mr. Stenson was employed by the Bank as Auditor in 1982, was elected Vice President and Auditor in 1987 and was formerly an Assistant Vice President of Western Savings Bank. In December, 1996, Mr. Stenson was elected Senior Vice President and Auditor.

     Mr. Keefer was employed by the Bank as Vice President in March, 1991. He was promoted to Senior Vice President - Commercial Lending in July, 1994 and was made the Bank's Chief Lending Officer in December 1997. Prior to his employment by the Bank, Mr. Keefer was employed by First Pennsylvania Bank, NA from June, 1980 until March, 1991, when he was a Vice President in the commercial lending division.

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

                                    PART IV
                                    -------
               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               -------------------------------------------------
                            AND REPORTS ON FORM 8-K
                            -----------------------

(a)  The following exhibits are filed as a part of this report.
     EXHIBIT TABLE
     -------------
     3 - Articles of Incorporation and By-Laws
     -----------------------------------------
     (A) Articles of Incorporation, effective August 8, 1986, are incorpo rated by reference to Form S-4 of the Registrant, No. 33-9001.
     (B) By-Laws of the Registrant, as amended July 20, 1990, is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission on March 26, 1991.

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

     (G) The Bryn Mawr Bank Corporation Amended and Restated 1986 Stock Option and Stock Appreciation Plan, is hereby incorporated by reference to the Corporation's Proxy Statement dated March 14, 1994 and filed with the Commission as Appendix A to the Proxy Statement on March 15, 1994.

     (H) License Agreement dated December 30, 1994, between Bryn Mawr Bank Corporation and FIserv Cir, Inc. is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission on March 31, 1995.

     (I) The Bryn Mawr Bank Corporation Non-Employee Directors Stock Option Plan, is hereby incorporated by reference to the Corporation's Proxy Statement dated March 10, 1995 and filed with the Commission as Appendix A to the Proxy Statement on March 10, 1995.

     (J) The Bryn Mawr Bank Corporation 1998 Stock Option Plan, is hereby incorporated by reference to the Corporation's Proxy Statement dated March 2, 1998 and filed with the Commission as Exhibit A to the Proxy Statement.

     (K) Agreement dated May 2, 1997, between The Bryn Mawr Trust Company and Marshall and Ilsley Corporation, to provide data processing services to the Bank's Investment Management and Trust Division is incorporated by reference into this filing of the Corporation's Form 10-K.

13. - Annual Report to Security Holders
      ---------------------------------
      The Registrant's 1997 Annual Report to Shareholders is attached herewith as Exhibit 13. Such Annual Report, except for the portions thereof that are expressly incorporated by reference herein, is only furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as a part of this Form 10-K.

22 -  Subsidiaries of the Registrant
------------------------------------
                  Name                        State of Incorporation
                  ----                        ----------------------
     The Bryn Mawr Trust Company                   Pennsylvania
     Bryn Mawr Financial Services, Inc.            Pennsylvania
     Tax Counsellors of Bryn Mawr, Inc.            Pennsylvania


23 - Consent of Experts
     ------------------
     Consent of Independent Accountants filed herewith as Exhibit 23.

99 - Portions of the Proxy Statement
     -------------------------------
     Excerpts from the Registrant's Proxy Statement for its 1998 Annual Meeting to be held on April 21, 1998 are filed herewith as Exhibit 99.

(b) On November 12, 1997, the Corporation filed a Form 8-K with the Securities and Exchange Commission indicating that, on October 27, 1997, the Bank sold its interest in a commercial property for a pre-tax gain of $255,000 or twelve cents a share.

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
             -----------------------------------------------------



The report of Independent Certified Public Accountants as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation and related notes is incorporated by reference to page 31 of the Financial Section of the Corporation's 1997 Annual Report to Shareholders.

Consolidated Financial Statements and related notes are incorporated by reference to the Financial Section of the Corporation's 1997 Annual Report to Shareholders, and may be found on the pages of said Report as indicated in the parenthesis:

          Balance Sheets, December 31, 1997 and 1996 (page 17)

          Statements of Income for the years ended December 31, 1997, 1996 and 1995 (page 18)

          Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995 (page 20)

          Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 (page 19)

          Notes to Financial Statements (pages 21 to 30)


Supplementary Data:

Quarterly Results of Operations are incorporated by reference to the in formation under the caption "Selected quarterly financial data (unaudited)" in Note 14 on page 29 of the Financial Section of the Corporation's Annual Report to Shareholders for the fiscal years ended December 31, 1997 and 1996.

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.


Exhibits:

For information regarding exhibits, including those incorporated by reference, see pages 41 through 44 of this report.

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

     NAME                            TITLE                           DATE
     ----                            -----                           ----

/s/ Robert L. Stevens
-----------------------       Chairman, President and           March 19, 1998
Robert L. Stevens             Chief Executive
                              Officer (Principal Executive
                              Officer) and Director


/s/ Joseph W. Rebl
-----------------------       Treasurer (Principal              March 19, 1998
Joseph W. Rebl                Financial and Principal
                              Accounting Officer)

/s/ Darrell J. Bell
-----------------------       Director                          March 19, 1998
Darrell J. Bell


/s/ Richard B. Cuff
-----------------------       Director                          March 19, 1998
Richard B. Cuff


-----------------------       Director                          March __, 1998
Warren W. Deakins


/s/ William Harral III
-----------------------       Director                          March 20, 1998
William Harral III


/s/ Wendell F. Holland
-----------------------       Director                          March 19, 1998
Wendell F. Holland


/s/ Peter H. Havens
-----------------------       Director                          March 19, 1998
Peter H. Havens


/s/ Sherman R. Reed III
-----------------------       Director                          March 20, 1998
Sherman R. Reed, 3rd

         NAME                           TITLE                        DATE
         ----                           -----                        ----


------------------------               Director                 March __, 1998
Phyllis M. Shea


/s/ B. Loyall Taylor, Jr.
-------------------------              Director                 March 20, 1998
B. Loyall Taylor, Jr.


/s/ Samuel C. Wasson, Jr.
-------------------------              Director                 March 19, 1998
Samuel C. Wasson, Jr.


/s/ Thomas A. Williams
-------------------------              Director                 March 19, 1998
Thomas A. Williams

                                                   Commission File No. 0-15261



                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934
                      For the Year Ended December 31, 1997

--------------------------------------------------------------------------------

               B R Y N   M A W R   B A N K   C O R P O R A T I O N

                                E X H I B I T S