Form 10-Q
period 1998-03-31
BRYN MAWR BANK CORP
filed 1998-05-08
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended March 31, 1998             Commission File Number
                  --------------                    0-15261
                                                    -------

                          Bryn Mawr Bank Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                23-2434506
-------------------------------                      ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   identification No.)



        801 Lancaster Avenue, Bryn Mawr, Pennsylvania             19010
      -------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code  (610) 525-1700
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


                       Yes   X        No
                           -----         -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


          Class                       Outstanding at April 30, 1998
     --------------------------                2,161,869
     Common Stock, par value $1

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                         QUARTER ENDED March 31, 1998

                                     INDEX



PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Income for the three months ended
          March 31, 1998 and 1997.........................................Page 1


     Consolidated Balance Sheets as of March 31, 1998, December 31, 1997
          and March 31, 1997..............................................Page 2


     Consolidated Statements of Cash Flows for the three months ended
          March 31, 1998 and 1997.........................................Page 3

     Consolidated Statements of Comprehensive Income for the three months ended March 31, 1998 and 1997...................................Page 4

     Notes to Consolidated Financial Statements...........................Page 5


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................Page 10


PART II - OTHER INFORMATION..............................................Page 20

                         PART I. FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
Item 1.

                                (In Thousands)
                                   Unaudited

                                                                 Three Months Ended
                                                                      March 31
                                                                 1998              1997*
                                                            ----------        ----------
INTEREST INCOME:
  Interest and fees on loans............................... $   5,662         $   5,367
  Interest on federal funds sold...........................       220               231
  Interest on interest bearing deposits with banks.........        30                 2
  Interest on dividends on investment securities:
    U.S. Treasury securities...............................       189               219
    U.S. Government Agency securities......................       339               204
    Obligations of states and political subdivisions.......        51                83
    Dividend income........................................        19                19
                                                            ----------        ----------
Total interest and dividend income.........................     6,510             6,125
Interest expense on deposits...............................     1,528             1,682
                                                            ----------        ----------
Net interest income........................................     4,982             4,443
Loan loss provision........................................        25                50
                                                            ----------        ----------
Net interest income after loan loss provision..............     4,957             4,393
                                                            ----------        ----------

OTHER INCOME:
  Fees for Trust services..................................     2,178             1,913
  Service charges on deposits..............................       267               270
  Other service charges, commissions and fees..............       418               312
  Net gain on sale of loans................................       127                67
  Net gain on sale of other real estate owned..............        86                 1
  Other operating income...................................       239               128
                                                            ----------        ----------
Total other income.........................................     3,315             2,691
                                                            ----------        ----------
OTHER EXPENSES:
  Salaries and wages.......................................     2,896             2,425
  Employee benefits........................................       550               478
  Occupancy and bank premises..............................       321               348
  Furniture, fixtures, and equipment.......................       400               375
  Other operating expenses.................................     1,489             1,280
                                                            ----------        ----------
Total other expenses.......................................     5,656             4,906
                                                            ----------        ----------
Income before income taxes.................................     2,616             2,178
Applicable income taxes....................................       870               720
                                                            ----------        ----------
Net income................................................. $   1,746         $   1,458
                                                            ==========        ==========

Earnings per common share..................................     $0.80             $0.66
Earnings per common share-assuming dilution................     $0.76             $0.63
Cash dividends declared....................................     $0.23             $0.18

Weighted-average shares outstanding........................ 2,177,579         2,177,579
Dilutive potential common shares...........................   110,938           110,938
                                                            ----------        ----------
Adjusted weighted-average shares........................... 2,288,571         2,288,517


The accompanying noted are an integral part of the consolidated financial statements.
*-Reclassified for comparative purposes

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                               MARCH 31,  DECEMBER   MARCH 31,
                                                 1998       31,        1997
                                              (UNAUDITED)   1997    (UNAUDITED)
                                              ----------- --------  -----------
ASSETS
Cash and due from banks.....................   $ 18,843   $ 34,464   $ 20,701
Interest bearing deposits with banks........        171      2,118        166
Federal funds sold..........................     10,600     16,600     14,300
Investment securities available for sale, at
 market (amortized cost of $41,300, $40,573
 and $39,704 as of March 31, 1998, December
 31, 1997 and March 31, 1997,
 respectively)..............................     41,376     40,666     39,491
Loans:
  Consumer..................................     75,042     76,963     81,597
  Commercial................................     83,867     75,474     70,410
  Real Estate...............................    113,470    116,121    109,267
                                               --------   --------   --------
    Total loans.............................    272,379    268,558    261,274
  Less: Allowance for loan losses...........     (4,054)    (4,074)    (4,240)
                                               --------   --------   --------
    Net loans...............................    268,325    264,484    257,034
                                               --------   --------   --------
Premises and equipment, net.................     11,695     11,790     11,221
Accrued interest receivable.................      2,134      2,039      2,268
Other real estate owned.....................         25         25      1,515
Other assets................................      2,165      2,024      2,365
                                               --------   --------   --------
    Total assets............................   $355,334   $374,210   $349,061
                                               ========   ========   ========
LIABILITIES
Deposits:
  Demand, noninterest-bearing...............   $ 82,252   $101,188   $ 70,316
  Savings...................................    167,807    165,739    158,498
  Time......................................     60,430     61,879     77,038
                                               --------   --------   --------
    Total deposits..........................    310,489    328,806    305,852

Other liabilities...........................      5,296      6,055      6,407
                                               --------   --------   --------
    Total liabilities.......................    315,785    334,861    312,259

SHAREHOLDERS' EQUITY
Common stock, par value $1; authorized
 5,000,000 shares; issued 2,522,139,
 2,519,379 and 2,508,485 shares as of March
 31, 1998, December 31, 1997 and March 31,
 1997, respectively and outstanding
 2,166,369, 2,185,609 and 2,205,665 shares
 as of March 31, 1998, December 31, 1997 and
 March 31, 1997, respectively...............      2,522      2,519      2,508
Paid-in capital in excess of par value......      4,636      4,589      4,513
Unrealized investment appreciation
 (depreciation) net of deferred income
 taxes......................................         50         62       (141)
Retained earnings...........................     36,191     34,946     31,461
                                               --------   --------   --------
                                                 43,399     42,116     38,341
Less: Common stock in treasury at cost--
 355,770, 333,770 and 302,820 shares as of
 March 31, 1998, December 31, 1997 and March
 31, 1997, respectively.....................     (3,850)    (2,767)    (1,539)
                                               --------   --------   --------
  Total shareholders' equity................     39,549     39,349     36,802
                                               --------   --------   --------
  Total liabilities and shareholders'
   equity...................................   $355,334   $374,210   $349,601
                                               ========   ========   ========

The accompanying notes are an integral part of consolidated financial statements.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                   Unaudited

                                                                 Three Months Ended
                                                                      March 31
                                                                 1998              1997
                                                            ----------        ----------
OPERATING ACTIVITIES:
Net Income................................................. $   1,746         $   1,458
Adjustments to reconcile net income to net cash provided
 by operating activities

  Provision for loan losses................................        25                50
  Provision for depreciation and amortization..............       358               319
  Gain on sale of other real estate owned..................       (86)               (1)
  Loans originated for resale..............................   (36,303)           (7,761)
  Proceeds from loans sold.................................    35,558             8,209
  Gain on sale of loans....................................      (127)              (67)
  Provision for deferred income taxes......................        49                45
  Increase in interest receivable..........................       (95)             (104)
  Increase (decrease) in interest payable..................       181              (356)
  Other....................................................    (1,077)              (28)
                                                            ----------        ----------
   Net cash provised by operating activities...............       229             1,764
                                                            ----------        ----------
INVESTING ACTIVITIES:
Purchases of investment securities.........................    (4,743)          (12,984)
Proceeds from calls of fixed income securities.............     4,000             8,027
Loan repayments, net of loan originations..................     4,077             6,804
Loans purchased (dealer loans).............................    (7,071)           (9,024)
Purchases of premises and equipment........................      (203)             (205)
                                                            ----------        ----------
   Net cash (used) by investing activities.................     3,940            (7,382)
                                                            ----------        ----------

FINANCING ACTIVITIES:
Net decrease in demand and savings deposits................   (16,868)          (15,491)
Net increase (decrease) in time deposits...................    (1,449)           18,160
Dividends paid.............................................      (501)             (396)
Proceeds from issuance of common stock.....................        50                72
Purchase of treasury stock.................................    (1,083)                0
Repayment of mortgage debt.................................        (6)              (14)
                                                            ----------        ----------
  Net cash (used) provided by financing activities.........   (19,857)            2,331
                                                            ----------        ----------
Decrease in cash and cash equivalents......................   (23,568)           (3,287)
Cash and cash equivalents at beginning of period...........    53,182            38,454
                                                            ----------        ----------
Cash and cash equivalents at end of period.................    29,614            35,167
                                                            ==========        ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid........................................       548                51
  Interest paid............................................     1,347             2,038

The accompanying notes are an integral part of the consolidated financial statements.

The accompanying noted are an integral part of the consolidated financial statements.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In Thousands)
                                   Unaudited

                                                           Three Months Ended
                                                                March 31
                                                              1998    1997
                                                          --------------------
   Net Income............................................ $  1,746   $  1,458
   Other comprehensive income:
         Unrealized holding gains (losses) on
              available-for-sale securities..............      (17)      (212)
          Deferred income tax (benefit) expense on
              unrealized holding gains on
              available-for-sale securities..............        5         72
                                                             -----      -----
   Comprehensive net income.............................. $  1,734   $  1,318
                                                             =====      =====

The accompanying notes are an integral part of the consolidated financial statements.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of March 31, 1998 and 1997, the consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997 and the related consolidated statements of income for the three month periods ended March 31, 1998 and 1997 are unaudited.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 1997 Annual Report incorporated in the 1997 Form 10-K (Exhibit #13).


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1997 Annual Report incorporated in the 1997 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three month periods ended March 31, 1998 and 1997.

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

     SFAS No. 128 supersedes Accounting Principals Board Opinion No. 15-Earnings Per Share and is effective for financial statements for both interim and annual periods ending after December 15, 1997, which essentially means that it is effective for 1998. All prior periods have been restated.

     In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income, such as unrealized holding gains and losses on available-for-sale investment securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Corporation adopted SFAS No. 130 on January 1, 1998. When first applying SFAS No. 130, financial statements for earlier periods that are provided for comparative purposes are required to be reclassified to reflect application of the provisions of SFAS No. 130. SFAS No. 130 must be adopted at the beginning of an enterprises fiscal year.

     In June 1997, Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued. SFAS 131 replaces Statement of Financial Accounting Standard No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 requires public business enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. Such financial information is required to be reported on the basis that it is used internally by the enterprise's chief operating decision maker in making decisions related to resource allocation and segment performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Corporation adopted SFAS No. 131 on January 1, 1998. Comparative year information is required to be restated in accordance with SFAS No. 131, if practicable. In 1998, the first year of implementation, SFAS No. 131 is not required to be applied to interim period financial statements and the Corporation has not done so.

5. Loans:

     Interest income on loans performing satisfactorily is recognized on the accrual method of accounting. Nonperforming loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due which are deemed to be problem loans by management. All nonperforming loans, except consumer loans, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed nonperforming is deducted from interest income. The charge-off policy for all loans, including nonperforming and impaired loans, considers such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower in management's assessment of the collectability of such loans.

     As a part of its internal loan review process, management, when considering making a loan an impaired loan, considers a number of factors, such as a borrower's financial strength, the value of related collateral and the ability to continue to meet the original contractual terms of a loan. Major risk classifications, used to aggregate loans include both credit and the risk of failure to repay a loan and concentration risk. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments. An insignificant delay or shortfall is a temporary delay in the payment process of a loan. However, under these circumstances, the Corporation's subsidiary The Bryn Mawr Trust Company (the "Bank") expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

     When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and impaired loan. All of the Corporation's impaired loans, which amounted to $3,361,000, $3,524,000 and $1,486,000 at March 31, 1998, December 31, 1997 and March 31, 1997,
respectively, were put on a nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were put on nonaccrual status, was reversed from income.

     Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of March 31, 1998 and December 31, 1997, no impaired loans were measured using the present value of expected future cash flows because all impaired loans were collateral dependent at these respective dates. As of March 31, 1997, impaired loans measured using the present value of future cash flows amounted to $159,000. Impaired loans measured by the value of the loan's collateral amounted to $3,361,000, $3,524,000, and $1,327,000, respectively.

     If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses. All impairment reserves established in either 1998 or 1997 were allocated from the existing reserve for loan losses. As of March 31, 1998, December 31, 1997 and March 31, 1997, there were $2,203,000, $791,000 and
$916,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at March 31, 1998, December 31, 1997 and March 31, 1997 was $300,000, $226,000 and $187,000,
respectively. Impaired loans for which no loan loss allowance was allocated amounted to $1,158,000, $2,733,000 and $570,000 at March 31, 1998, December 31,
1997 and March 31, 1997, respectively. Average impaired loans during the first three months of 1998 and 1997, respectively, amounted to $3,218,000 and $1,588,000, compared to $2,927,000 for the twelve months ended December 31, 1997.

     When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while
considered impaired during either quarter ended March 31, 1998 or 1997.   Loans
may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, during the first quarter of 1997, $409,000 in loan balances were removed from impaired status and returned to accrual status. During 1998, no loans considered impaired were removed from the impaired loan status.

     Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:
                                          three months ended   year ended
                                               March 31,      December 31,
                                            1998       1997      1997
                                          -------------------------------


Balance, Beginning of period                $4,074   $4,182    $4,182
                                          -------------------------------
Charge-offs:
     Consumer                                  (27)     (43)     (237)
     Commercial and industrial                   0        0      (196)
     Real estate                               (26)      (5)       (0)
                                          -------------------------------

          Total charge-offs                    (53)     (48)     (433)
                                          -------------------------------
Recoveries:
     Consumer                                    3        7        23
     Commercial and industrial                   0       45       102
     Real estate                                 5        4         0
                                          -------------------------------

          Total recoveries                       8       56       125
                                          -------------------------------

          Net (charge-offs) / recoveries       (45)       8      (308)

Provision for loan losses                       25       50       200
                                          -------------------------------

Balance, End of period                      $4,054   $4,240    $4,074
                                          ===============================

ITEM 2.
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the three months ended March 31, 1998 and 1997, as well as the financial condition of the Corporation as of March 31, 1998, December 31, 1997 and March 31, 1997. The Bryn Mawr Trust Company (the "Bank") and Tax Counsellors of Bryn Mawr, Inc. ("TCBM") are wholly-owned subsidiaries of the Corporation. During the first quarter of 1998, the Bank formed a wholly-owned subsidiary, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") to sell insurance products to its customers.

RESULTS OF OPERATIONS
---------------------

     The Corporation reported net income of $1,746,000 for the three months ended March 31, 1998, a 20% increase over $1,458,000 reported for the same period in 1997. During 1998, the Bank reported net gains on the sale of other real estate owned ("OREO") of $86,000 and a recovery of $144,000 in disputed legal fees from a prior loan settlement (the "Non-recurring Items"). Exclusive of these Non-recurring Items, which added $152,000 to net income on an after tax basis in 1998, the Corporation's earnings grew by 9% over 1997 earnings. Earnings per common share amounted to $0.80, a 21% increase over $0.66 reported for the first quarter of 1997. Earnings per common share, assuming dilution were $0.76 and $0.63, respectively.

      Exclusive of the after tax effect of the Nonrecurring-Items, the increase in earnings, for the first three months of 1998 over the same period in 1997 may be attributed to a number of factors, including an increase in net interest income, up 12% over the first three months of 1997, a decrease in the provision for loan losses, down 50% and an increase of 20% in other income, primarily due to a 34% increase in other service charges, commissions and fees and a 14% increase in fees for trust services. Other expenses, exclusive of the Nonrecurring Items, rose 18% for the first three months of 1998 compared to the same period in 1997.

     Higher average outstanding loan balances for the first three months of 1998 grew 3% from average daily outstanding loan balances for the first three months of 1997. Average outstanding investment security balances grew by 12%. The increases in both average loan balances and average investment balances were partially funded by an 18% increase in average daily outstanding deposit balances. The majority of the growth in average daily outstanding deposits occurred in transaction based accounts. Average daily outstanding balances of non-interest bearing demand deposit accounts and NOW accounts were up 10% and 9%, respectively. Due primarily to a 12% decrease in average outstanding CDs during the first quarter of 1998, compared to the same quarter of 1997, the average cost of funds for the respective periods decreased 20 basis points, from 2.2% in 1997 to 2.0% in 1998. The result was an increase in the Bank's annualized net interest margin, to 5.97% for the first three months of 1998 compared to 5.65% for the same period in 1997.

     The prime rate remained unchanged at 8.5% from March 1997 to March 1998. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a rising prime rate usually will cause a related increase in interest income. While the Bank's prime rate did not change during the most recent twelve month period, a 3% increase in higher average outstanding loan balances was primarily responsible for a 10 basis point increase in the yield on earning assets for the first three months of 1998, to 7.9% compared to 7.8% for the same period in
1997.   While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the three months ended March 31, 1998, net interest income rose 12% to $4,982,000 from $4,443,000 in 1997. Total interest income grew 6% for the first three months of 1998, to $6,510,000 from $6,125,000 for the first three months of 1997. Interest expense decreased 9% for the three months ended March 31, 1998, to $1,528,000 compared to $1,682,000 for the first three months of 1997. The yield on earning assets for the first three months of 1998 was 7.9% compared to 7.8% for the first three months of 1997 while the effective rate paid on interest bearing deposits for the first three months of 1998 and 1997 was 2.7% and 2.9%, respectively.

     Interest and fees on loans increased 5% from $5,367,000 for the first three months of 1997 to $5,662,000 for the first three months of 1998. A level loan portfolio yield, at 8.3% for the first three months of 1998 and 1997, combined with a 3% increase in average outstanding loan balances from $257,823,000 for the first three months of 1997 to $265,601,000 for the same period in 1998, are the primary reasons for this increase in loan related interest and fee income.

     Interest income on investments increased $73,000 or 14%, from $525,000 for the first three months of 1997 to $598,000 for the first three months of 1998. Interest from U.S. Treasury obligations decreased 14% from $219,000 for the first three months of 1997 to $189,000 for the first three months of 1998. The primary reason for this decrease was a $1,760,000 or 12% decrease in the average balance of U.S. Treasury securities, from $14,898,000 during the first three months of 1997 to $13,138,000 for the comparable period in 1998. The decrease in U.S. Treasury obligations was a result of investment maturities as opposed to sales. Interest income on U.S. Government Agency securities increased 66% from $204,000 for the three months ended March 31, 1997 to $339,000 at March 31, 1998. A 64% increase in the average balance of U.S. Government Agency securities, from $13,493,000 for the three months ended March 31, 1997 to $22,083,000 for the same period in 1998, is primarily responsible for the related 66% increase in interest income. Interest income on obligations of states and political subdivisions decreased by 39%, from $83,000 for the three months ended March 31, 1997 to $51,000 for the same period in 1998. A decrease of $2,402,000 or 35% in average outstanding balances of obligations of state and political subdivisions, from $6,817,000 in average outstanding balances for the first three months of 1997 down to $4,415,000 for the same period in 1998 is the primary reason for this decrease. The overall yield on investment securities increased from 5.8% for the first three months of 1997 to 5.9% for the first three months of 1998, due primarily to the maturity of lower yielding investments in the Bank's investment portfolio.

     Interest expense on deposits decreased 9% or $154,000, to $1,528,000 for the three months ended March 31, 1998 compared to $1,682,000 for the same period in 1997. The average cost of interest bearing deposits decreased 20 basis points, from 2.9% at March 31, 1997 to 2.7% for the three months ended March 31, 1998. The average interest bearing deposit balances decreased 1% to $228,842,000 at March 31, 1998 compared to $231,086,000 for the same period in 1997. The average deposit mix changed for the first three months of 1998 compared to the same period in 1997. Average non-transaction savings accounts increased 3%, while average Market Rate Accounts decreased 3%. The Bank's average transaction based NOW account and non-interest bearing demand deposit account balances increased 9% and 10% respectively. During the first quarter of 1995, the Bank offered a new one and two year Premier CD, at highly competitive rates of interest. The one year Premier CDs matured during the first quarter of 1996 and were not renewed. The two year Premier CDs matured during the first quarter of 1997 and a CD promotion, offering a 50 basis point premium over the then current market rate of interest for a nine month CD was offered. These CD balances matured during the fourth quarter of 1997. A similar promotion was not offered at that time. As a result of this run off of Premier CD funds in the final quarter of 1997, the average daily outstanding balances of time deposits decreased 12% for the first three months of 1998, compared to 1997. The annualized cost of CDs decreased 30 basis points, from 5.3% for the first three months of 1997 to 5.0% for the same period in 1998. With the exception of the average cost of Market Rate Accounts increasing 10 basis points, the average cost of both savings and NOW account balances each decreased 10 basis points for the first quarter of 1998 from the first quarter of 1997. The result was a 20 basis point decrease in the average cost of interest bearing deposits, from 2.9%
in 1997 to 2.7% for the first quarter of 1998.   The average cost of deposits,
including non-interest bearing demand deposits decreased from 2.2% for 1997, to 2.0% for the first quarter of 1998.

     For the first three months of 1998, the net interest margin increased to 5.97% from 5.65% for same period in 1997. The net interest margin is computed exclusive of related loan fee income.


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

     Based on the results of the aforementioned reviews, the low level of loan delinquencies, .74% of total loans at March 31, 1998 and the size of the loan loss reserve, 1.49% of total loans at March 31, 1998, the loan loss provision was reduced to $25,000 for the three months ended March 31, 1998, compared to $50,000 for the same period in 1997. The loan loss reserve amounted to 1.62% of outstanding loans at March 31, 1997. Nonperforming loans have decreased 10% to $1,047,000 as of March 31, 1998, down from $1,169,000 as of December 31, 1997 and increased 24% from $846,000 in nonperforming loans as of March 31, 1997.
The loan loss reserve amounted to 387% of nonperforming loans as of March 31, 1998 compared to 501% as of March 31, 1997. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of March 31, 1998.

OTHER INCOME
------------

     Total other income of $3,315,000 for the three months ended March 31, 1998 increased 23% over $2,691,000 reported for the same period in 1997. Included in these amounts was an $85,000 increase in net gains on the sale of OREO. Exclusive of these gains, total other income increased by 20% over 1997 levels.

     Fees for trust services rose 14% from $1,913,000 for the first three months of 1997 to $2,178,000 for the same period in 1998, due primarily to both the acquisition of new Trust accounts and an increase in the market value of Trust assets under management, up by 45%, to $1,812,937,000 at March 31, 1998 from $1,254,336,000 as of March 31, 1997.

       Due primarily to favorable residential mortgage interest rates, encouraging borrowers to refinance existing higher rate mortgage loans, for the three month period ended March 31, 1997, the Bank originated and sold $35,431,000 of residential mortgage loans in the secondary mortgage market, a 336% increase over $8,125,000 of residential mortgage loans originated and sold during the first three months of 1997. Deferred loan fees earned as income resulting from the sale of residential mortgage loans in the secondary mortgage market amounted to $111,000 or 31 basis points earned on the sale of $35,431,000 of residential mortgage loans in the secondary mortgage market, compared to $26,000 or 32 basis points earned on the sale of $8,125,000 of residential mortgage loans in the secondary mortgage market during the first quarter of 1997. Related gains on the same respective sales of residential mortgage loans in the secondary mortgage market amounted to $169,000 or 48 basis points for the first quarter of 1998 compared to $59,000 or 73 basis points for the same period in 1997. The result was a decline in the total basis points earned on the sale of loans in the secondary mortgage market, from 105 basis points earned on the sale of $8,125,000 in residential mortgages loans for the first quarter of 1997 to 79 basis points on the sale of $35,431,000 in residential mortgage loans for the first quarter of 1998.

     Income from other service charges, commissions and fees amounted to $418,000 for the first quarter of 1998, a 34% increase from $312,000 reported for the first quarter of 1997. Fee income, such as documentation preparation fees, associated with the increase in residential mortgage loan sale activity was primarily responsible for this increase in fee income.

     Other operating income increased 87% to $239,000 for the first three months of 1998, compared to $128,000 for the same period in 1997. Fee income of $90,000, earned by TCBM was the primary reason for this $111,000 increase in other operating income. TCBM was not in operation during the first quarter of 1997.


OTHER EXPENSES
--------------

     Total other expense increased 15% for the first three months of 1998 to $5,656,000 from $4,906,000 for the first three months of 1997. Salaries and wages grew $471,000 or 19%, from $2,425,000 for the three months ended March 31, 1997 to $2,896,000 for the same period in 1998. Of this increase, $314,000 relates to regular salary expense, representing a 15% increase in regular, part time and overtime salaries during the first quarter of 1998, compared to 1997. Included in 1998's regular salary expense were salaries for TCBM and ICBM of $117,000. Both companies were not in operation during the first quarter of 1997. The Bank's regular salary expense increased 10% in the first quarter of 1998, compared to the same quarter in 1997. Staffing additions, occurring during the previous twelve month period were primarily responsible for this increase. Incentive salaries were up $157,000 or 41%, from $382,000 for the three months ended March 31, 1997 to $539,000 for the same period in 1998. Incentive salaries are primarily related to the profitability of both the Bank and its related business segments.

     Employee benefits expenses increased $72,000 or 15% from $478,000 for the first three months of 1997 to $550,000 for the same period in 1998. The largest increase in employee benefits expense occurred in the Bank's social security expense, up $43,000 over 1997's similar expense. This was primarily due to an increase in the social security expense related to an increase in the Bank's incentive bonus, paid in January 1998, compared to a similar bonus paid in 1997. Fringe benefits costs for TCBM and ICBM amounted to $13,000 for the first quarter of 1998. There were no such expenses for the first quarter of 1997.

     Occupancy expense decreased $27,000 or 8%, from $348,000 for the first three months of 1997 to $321,000 for the first three months of 1998. The primary reason for this decrease was a reduction of $46,000 in occupancy costs for the Corporation, because of a payoff, in May of 1997, of a mortgage loan secured by a lien on the offices used by the Bank's Investment Management and Trust Division.

     Furniture, fixtures and equipment expense increased $25,000 or 7% from $375,000 for the first quarter of 1997 to $400,000 for the same period in

1998.  Increased depreciation expense was the primary reason for this increase.

     Other operating expenses increased $209,000 or 16% over the first three months of 1997, from $1,280,000 for the first three months of 1997 to $1,489,000 for the first three months of 1998. The largest increase in other operating expense occurred in advertising expense, up $147,000 for the first three months of 1998, compared to the same period in 1997. Partially offsetting this increase was a $139,000 decrease in the Bank's legal expense, primarily the result of a recovery of $144,000 in disputed legal fees from a prior loan settlement during the first quarter of 1998. TCBM and ICBM had combined other operating expenses of $24,000. No such expenses were incurred during the first quarter of 1997. Appraisal fees, directly related to the level of residential mortgage loans origination and sale activity, increased $28,000.

APPLICABLE INCOME TAXES
-----------------------

     The Corporation's effective tax rate for the first three months of 1998 and 1997 was 33%.

FINANCIAL CONDITION
-------------------

     Total assets decreased 5% from $374,210,000 at December 31, 1997 to $355,334,000 as of March 31, 1998. Total assets grew 2% from $349,061,000 as of
March 31, 1997.

     Outstanding earning assets decreased 1% to $324,526,000 as of March 31, 1998 from $327,942,000 as of December 31, 1997. The Bank's loan portfolio increased 1%, to $272,379,000 at March 31, 1998 from $268,558,000 as of December 31, 1997. Outstanding loans increased by 4%, from $261,274,000 as of March 31, 1997. Outstanding consumer loans of $75,042,000 at March 31, 1998 decreased 2% and 8%, respectively, from consumer loan outstanding balances of $76,963,000 as of December 31, 1997 and $81,597,000 as of March 31, 1997. Competition from automobile manufacturers for automobile loans and borrowers' ability to refinance existing fixed rate home equity loans with lower rate residential mortgage loans were the primary reasons for the decrease in consumer loan balances from both December 31, 1997 and March 31, 1997. Outstanding commercial loans at March 31, 1998 were $83,867,000, an 11% increase from outstanding commercial loan balances of $75,474,000 at December 31, 1997 and 19% ahead of $70,410,000 at March 31, 1997. Outstanding real estate loans were $113,470,000 at March 31, 1998, a 2% decrease from $116,121,000 in outstanding real estate loans at December 31, 1997 and a 4% increase over $109,267,000 in outstanding real estate loans as of March 31, 1997. The primary reason for the decrease in outstanding real estate loans from December 31, 1997 to March 31, 1998 was an increase in the sale of residential mortgage loans in the secondary mortgage market during the first quarter of 1998.

     The Bank's investment portfolio, having a market value of $41,376,000 at March 31, 1998, increased 2% from a market value of $40,666,000 at December 31, 1997 and 5% from $39,491,000 as of March 31, 1997.

      The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. As of March 31, 1998, the investment portfolio had an unrealized gain of $76,000, compared to an unrealized gain of $93,000 as of December 31, 1997. The unrealized investment appreciation, net of deferred income taxes, increased the Corporation's shareholders' equity on the balance sheet by $50,000 as of March 31, 1998.

     Federal funds sold amounted to $10,600,000 as of March 31, 1998, a 36% and 26% decrease from $16,600,000 as of December 31, 1997 and $14,300,000 as of
March 31, 1997, respectively. The decrease in outstanding federal funds sold from December 31, 1997 was primarily due to both an increase in outstanding loans and a decrease in deposits during the first quarter of 1998. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the Federal Home Loan Bank of Pittsburgh (the "FHLB") and the sale of investments, classified as available for sale.

     Nonperforming assets amounted to $1,072,000 at March 31, 1998, a 10% decrease from $1,194,000 at December 31, 1997 and a 55% decrease from nonperforming assets of $2,361,000 at March 31, 1997. Nonperforming loans decreased 10% to $1,047,000 at March 31, 1998 compared to nonperforming loans of $1,169,000 at December 31, 1997 and increased 24% from $846,000 as of March 31, 1997. OREO balances of $25,000 remained unchanged from December 31, 1997 and decreased 98% from $1,515,000 as of March 31, 1997. The decrease in OREO balances from March 1997 was due to the sale of the last large OREO property owned by the Bank, during the fourth quarter of 1997. One OREO property remains on the Bank's books as of March 31, 1998.

     As of March 31, 1998 and 1997, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.


     Total deposits decreased 6% to $310,489,000 as of March 31, 1998 from $328,806,000 as of December 31, 1997. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 2% to $311,273,000 for the three month period ended March 31, 1998 from $306,541,000 for the same period in 1997. Although the amount of average total deposits remained relatively stable, the mix of deposits shifted. Average savings balances remained relatively level at $40,530,000 for the first three months of 1998, compared to $39,499,000 for the same period in 1997. Market Rate Account balances decreased 5% or $3,301,000 from $46,312,000 in average daily outstanding balances for the three months ended March 31, 1997 to $44,111,000 for the same period in 1998. The Bank's transaction based NOW Account and non-interest bearing demand deposit accounts both grew over the first quarter 1997 average balances. Average outstanding NOW account balances grew 10% or $7,732,000, from $74,665,000 for the first three months of 1997 to $82,397,000 for the same period in 1998. Non-interest bearing demand deposit average outstanding balances grew 9% or $6,976,000 from $75,455,000 for the three months ended

March 31, 1997 to $82,431,000 for the same period in 1998. The two year Premier CDs, offered during the first quarter of 1995 matured during the first quarter of 1997. During the first quarter of 1995, the Bank offered a new one and two year Premier CD, at highly competitive rates of interest. The one year Premier CDs matured during the first quarter of 1996 and were not renewed. The two year Premier CDs matured during the first quarter of 1997 and a CD promotion, offering a 50 basis point premium over the then current market rate of interest for a nine month CD was offered. These CD balances matured during the fourth quarter of 1997. A similar promotion was not offered at that time. As a result of this run off of Premier CD funds in the final quarter of 1997, the average daily outstanding balances of time deposits decreased 12% for the first three months of 1998 compared to 1997. The net result was a decrease in the average outstanding CD balances, by $8,776,000 from $70,579,000 in average outstanding balances for the first three months of 1997 to $65,281,000 for the same period in 1998.



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

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of March 31, 1998, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.



CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $39,549,000, or 11.1% of total assets, as of March 31, 1998, compared to total shareholders equity of $39,349,000, or 10.5% of total assets, as of December 31, 1997. As of March 31, 1997, shareholders' equity was $36,802,000, or

10.5% of total assets. The Corporation's risk weighted Tier I capital ratio was 13.68% as of March 31, 1998 compared to 13.62% and 13.16% at December 31, 1997 and March 31, 1997, respectively. The respective Tier II ratios were 14.93%, 14.87% and 14.41%, respectively. During the first quarter of 1998, the Corporation declared its regular dividend of $0.23 per share, a 28% increase over $0.18 per share declared during the first quarter of 1997.

In March 1997, the Corporation implemented a stock repurchase program with a goal of repurchasing up to 5% of the then outstanding stock of the Corporation. This one-year program was renewed in March of 1998 for an additional year. As of March 31, 1998, the Corporation repurchased 52,950 shares of its stock at a cost of $2,311,000.

YEAR 2000
---------

The Corporation began its process of assuring that all computer systems and applications are Year 2000 compliant in November 1996. The process involves either modifying or replacing certain hardware and software as well as communicating with external service providers to ensure they are also taking the appropriate action to remedy their Year 2000 issues. Management expects to have substantially all essential systems, hardware and software reviewed and upgraded, if necessary for compliance, by year-end 1998. Management believes that its level of preparedness is appropriate.

The Corporation estimates cumulative costs of the process to approximate $250,000, which includes the cost of replacing or modifying hardware and software. Purchased hardware and software will be capitalized and depreciated in accordance with Corporation policy. Other costs related to the project will be expensed as incurred.

The Bank is also assessing the impact, if any, the century date change may have on its credit risk and loan underwriting. In connection with potential credit risk related to the Year 2000 issue, the Bank is contacting its large commercial loan customers regarding their level of preparedness for Year 2000.

The costs of the project and expected completion dates are based on management's best estimates.

         PART II. OTHER INFORMATION
         --------------------------

             MARCH 31, 1998



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



                                     Bryn Mawr Bank Corporation



     Date: May 1, 1998                  By:/s/ Robert L. Stevens
          ------------------               ------------------------
                                           Robert L. Stevens
                                           Chairman,
                                           President & Chief Executive Officer



     Date: May 1, 1998                   By:/s/ Joseph W. Rebl
          -------------------               ------------------
                                            Joseph W. Rebl
                                            Treasurer and
                                            Assistant Secretary


                                   Form 10-Q