Form 10-Q
period 1998-06-30
BRYN MAWR BANK CORP
filed 1998-08-12
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended June 30, 1998              Commission File Number
                  --------------
                                                     0-15261
                                                     -------

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


                   Yes   X        No _____
                       -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


          Class                       Outstanding at August 4, 1998
--------------------------------------------------------------------------------
Common Stock, par value $1                       4,325,818

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED June 30, 1998

                                     INDEX



PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Income for the six
months ended June 30, 1998 and 1997.......................................Page 1

     Consolidated Statements of Income for the three
months ended June 30, 1998 and 1997.......................................Page 2

     Consolidated Balance Sheets as of June 30, 1998,
December 31, 1997 and June 30, 1998.......................................Page 3

     Consolidated Statements of Cash Flows for the six
months ended June 30, 1998 and 1997.......................................Page 4

     Consolidated Statements of Comprehensive Income
for the six months and three months ended June 30, 1998 and 1997..........Page 5

     Notes to Consolidated Financial Statements...........................Page 6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................Page 11



PART II - OTHER INFORMATION..............................................Page 21

                         PART I. FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars In Thousands*)
                                   Unaudited

                                                                                     Six Months Ended
                                                                                          June 30
                                                                                  1998              1997
                                                                              ------------     ------------
Interest income:
        Interest and fees on loans........................................... $   11,496         $   10,838
        Interest on federal funds sold.......................................        388                482
        Interest on interest bearing deposits with banks.....................         40                  6
        Interest and dividends on investment securities:
                U.S. Treasury securities.....................................        372                396
                U.S. Government Agency securities............................        630                456
                Obligations of states and political subdivisions.............        111                161
                Dividend income..............................................         43                 41
                                                                              ----------         ----------
Total interest and dividend income...........................................     13,080             12,380

Interest expense on deposits.................................................      3,042              3,458
                                                                              ----------         ----------
Net interest income..........................................................     10,038              8,922
Loan loss provision..........................................................         50                100
                                                                              ----------         ----------
Net interest income after loan loss provision................................      9,988              8,822
                                                                              ----------         ----------

Other income:
        Fees for Trust services..............................................      4,538              3,762
        Service charges on deposits..........................................        568                557
        Other service charges, commissions and fees..........................        708                509
        Net gain on sale of loans............................................        316                171
        Net gain on sale of other real estate owned..........................        195                 94
        Other operating income...............................................        826                400
                                                                              ----------         ----------
Total other income...........................................................      7,151              5,493
                                                                              ----------         ----------

Other expenses:
        Salaries and wages...................................................      6,132              4,866
        Employee benefits....................................................      1,065                907
        Occupancy and bank premises..........................................        665                686
        Furniture, fixtures, and equipment...................................        826                770
        Other operating expenses.............................................      3,337              2,833
                                                                              ----------         ----------
Total other expenses.........................................................     12,025             10,062
                                                                              ----------         ----------
Income before income taxes...................................................      5,114              4,253
Applicable income taxes......................................................      1,740              1,405
                                                                             -----------         ----------
Net Income................................................................... $    3,374         $    2,848
                                                                             ===========         ==========

Earnings per common share**..................................................      $0.78              $0.65
Earnings per common share- assuming dilution**...............................      $0.74              $0.62
Cash dividends declared**....................................................      $0.23              $0.18

Weighted-average shares outstanding**.......................................   4,342,894          4,406,838
Dilutive potential common shares**...........................................    224,710            188,516
                                                                              ----------         ----------
Adjusted weighted-average shares**..........................................   4,567,604          4,595,354

The accompanying notes are an integral part of the consolidated financial statements.
*  Except for share and per share data.
** Restated to reflect the 2-for-1 stock split, effective August 3, 1998.

                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                   Unaudited

                                                                                        Three Months Ended
                                                                                             June 30
                                                                                       1998           1997
                                                                                   ------------    -----------
Interest income:
        Interest and fees on loans...................................             $    5,834       $    5,471
        Interest on federal funds sold...............................                    168              251
        Interest on interest bearing deposits with banks.............                     10                4
        Interest and dividends on investment securities:
                U.S. Treasury securities.............................                    183              177
                U.S. Government Agency Securities....................                    291              252
                Obligations of states and political subdivisions.....                     60               78
                Dividend income......................................                     24               22
                                                                                  ----------        ---------
Total interest income................................................                  6,570            6,255

Interest expense on deposits.........................................                  1,514            1,776
                                                                                  ----------        ---------
Net interest income..................................................                  5,056            4,479
Loan loss provision..................................................                     25               50
                                                                                  ----------        ---------
Net interest income after loan loss provision........................                  5,031            4,429
                                                                                  ----------        ---------

Other income:
        Fees for Trust services......................................                  2,360            1,849
        Service charges on deposits..................................                    301              287
        Other service charges, commissions and fees..................                    290              197
        Net gain on sale of loans....................................                    189              104
        Net gain on sale of other real estate owned..................                    109               93
        Other operating income.......................................                    587              272
                                                                                  ----------        ---------
Total other income...................................................                  3,836            2,802
                                                                                  ----------        ---------

Other expenses:
        Salaries and wages...........................................                  3,236            2,441
        Employee benefits............................................                    515              429
        Occupancy and bank premises..................................                    344              338
        Furniture, fixtures, and equipment...........................                    426              395
        Other operating expenses.....................................                  1,848            1,553
                                                                                  ----------        ---------
Total other expenses.................................................                  6,369            5,156
                                                                                  ----------        ---------
Income before income taxes...........................................                  2,498            2,075
Applicable income taxes..............................................                    870              685
                                                                                  ----------        ---------
Net Income...........................................................             $    1,628       $    1,390
                                                                                  ==========       ==========

Earnings per common share**..........................................                  $0.38            $0.32
Earnings per common share- assuming dilution**.......................                  $0.36            $0.30
Cash dividends declared**............................................                 $0.115            $0.09

Weighted-average shares outstanding**................................              4,330,764        4,407,294
Dilutive potential common shares**...................................                227,514          187,800
                                                                                 -----------       ----------
Adjusted weighted-average shares**...................................              4,558,278        4,595,094

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
**Restated to reflect the 2-for-1 stock split, effective August 3, 1998.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                June 30,        December 31,  June 30,
                                                                  1998              1997        1997
                                                              (Unaudited)                    (Unaudited)
                                                              -----------     ------------ ------------
Assets
Cash and due from banks.....................................   $  23,253      $ 34,464     $ 23,906
Interest bearing deposits with banks........................          85         2,118           84
Federal funds sold..........................................       8,300        16,600       12,300
Investment securities available for sale, at market (amortized cost of $36,043,  $40,573 and $37,729 as of June 30, 1998,
  December 31, 1997 and June 30, 1997, respectively)........      36,124        40,666       37,703
Loans:
  Consumer..................................................      73,668        76,963       80,830
  Commercial................................................      87,318        75,474       72,023
  Real Estate...............................................     118,055       116,121      107,631
                                                               ---------     ---------     --------
    Total loans.............................................     279,041       268,558      260,484
  Less: Allowance for possible loan losses..................      (4,064)       (4,074)      (4,272)
                                                               ---------     ---------     --------
    Net loans...............................................     274,977       264,484      256,212
                                                               ---------     ---------     --------
Premises and equipment, net.................................      12,012        11,790       11,277
Accrued interest receivable.................................       2,076         2,039        1,979
Other real estate owned.....................................           0            25        1,411
Other assets................................................       2,932         2,024        2,163
                                                               ---------     ---------     --------
    Total assets............................................   $ 359,759      $374,210     $347,035
                                                               =========      ========     ========

Liabilities
Deposits:
  Demand, noninterest-bearing...............................   $  87,272     $101,188     $ 74,100
  Savings...................................................     167,917      165,739      152,347
  Time......................................................      59,136       61,879       78,176
                                                               ---------     --------     --------
    Total deposits..........................................     314,325      328,806      304,623
                                                               ---------     --------     --------

Other liabilities...........................................       4,904        6,055        4,675
                                                               ---------     --------     --------
    Total liabilities.......................................     319,229      334,861      309,298
                                                               ---------     --------     --------

Shareholders' equity
Common stock, par value $1; authorized 25,000,000
  shares; issued 5,049,278, 2,519,379 and 2,510,085 shares
  as of June 30, 1998, December 31, 1997 and June 30, 1997,
  respectively and outstanding of 4,325,818, 2,185,609 and
  2,201,265 shares as of June 30, 1998, December 31, 1997
  and June 30, 1997, respectively*..........................       5,049        2,519        2,510
Paid-in capital in excess of par value*.....................       2,292        4,589        4,533
Unrealized investment appreciation
  (depreciation) net of deferred income taxes...............          54           62          (17)
Retained earnings...........................................      37,321       34,946       32,454
                                                               ---------     --------     --------
                                                                  44,716       42,116       39,480

Less: Common stock in treasury at cost -- 723,460, 333,770 and
  308,820 shares as of June 30, 1998, December 31, 1997
  and June 30, 1997, respectively*..........................      (4,186)      (2,767)      (1,743)
                                                               ---------     --------     --------
  Total shareholders' equity................................      40,530       39,349       37,737
                                                               ---------     --------     --------
  Total liabilities and shareholders' equity................   $ 359,759     $374,210     $347,035
                                                               =========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.
*-  Restated to reflect the 2-for-1 stock split, effective August 3, 1998.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)
                                   Unaudited

                                                                       Six Months Ended
                                                                            June 30
                                                                  ---------------------------
                                                                      1998           1997
                                                                  ------------  -------------

Operating activities:
Net Income.....................................................   $    3,374      $   2,848
Adjustments to reconcile net income to net cash (used)
provided by operating activities:

   Provision for loan losses...................................           50            100
   Provision for depreciation and amortization.................          683            548
   Provision for writedown of other real estate owned..........           25              0
   Gain on sale of other real estate owned.....................         (195)           (94)
   Loans originated for resale.................................      (65,382)       (21,610)
   Proceeds from loans sold....................................       68,363         23,001
   Gain on sale of loans.......................................         (355)          (171)
   Increase in deferred income taxes...........................           83             37
   (Increase) decrease  in interest receivable.................          (37)           185
   Increase in interest payable................................          240             73
   Other.......................................................       (2,280)          (268)
                                                                  ----------      ---------
      Net cash  provided by operating activities...............        4,569          4,649
                                                                  ----------      ---------

Investing activities:
Purchases of investment securities.............................       (5,943)       (18,007)
Proceeds from maturity and calls of fixed income securities....       10,447         15,027
Loan repayments, net of loan originations......................        1,020         15,514
Loans purchased (dealer loans).................................      (14,189)       (17,801)
Purchases of premises and equipment............................         (835)          (493)
Proceeds from disposition of other real estate owned...........          195            203
Capitalization of costs of other real estate owned.............            0              3
                                                                  ----------      ---------
      Net cash used by investing activities....................       (9,305)        (5,554)
                                                                  ----------      ---------

Financing activities:
Net decrease in demand and savings deposits....................      (11,738)       (17,858)
Net (decrease) increase in time deposits.......................       (2,743)        19,298
Dividends paid.................................................         (999)          (793)
Repayment of mortgage debt.....................................          (13)        (1,796)
Purchases of treasury stock....................................       (1,488)          (204)
Proceeds from issuance of common stock.........................          173             94
                                                                  ----------      ---------
      Net cash used by financing activities....................      (16,808)        (1,259)
                                                                  ----------      ---------
Decrease in cash and cash equivalents..........................      (21,544)        (2,164)
Cash and cash equivalents at beginning of period...............       53,182         38,454
                                                                  ----------      ---------
Cash and cash equivalents at end of period.....................   $   31,638      $  36,290
                                                                  ==========      =========

Supplemental cash flow information:
   Income taxes paid......................................        $    2,409      $   1,303
   Interest paid..........................................        $    2,803      $   3,385

The accompanying notes are an integral part of the consolidated financial statements.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In Thousands)
                                   Unaudited

                                                            Quarter Ended          Period Ended
                                                               June 30                June 30
                                                           1998       1997        1998      1997
                                                        ---------  ---------   ---------  -------

   Net Income...................................        $ 1,628    $  1,390  $    3,374   $ 2,848
   Other comprehensive income:
         Unrealized holding gains (losses) on
             available-for-sale securities......              5         187         (12)      (25)
          Deferred income tax (benefit) expense on
              unrealized holding gains (losses) on
              available for sale securities.........         (1)        (63)          4         9
                                                        --------   --------    --------   -------

   Comprehensive net income............                 $  1,632   $  1,514    $  3,366   $ 2,832
                                                        ========   ========    ========   =======

The accompanying notes are an integral part of the consolidated financial statements.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of June 30, 1998 and 1997, the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 and the related consolidated statements of income for the six and three month periods ended June 30, 1998 and 1997 are unaudited.

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


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1997 Annual Report incorporated in the 1997 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the six and three month periods ended June 30, 1998 and 1997.

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

     In June 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income, such as unrealized holding gains and losses on available-for-sale investment securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Corporation adopted SFAS No. 130 on January 1, 1998. When first applying SFAS No. 130, financial statements for earlier periods that are provided for comparative purposes are required to be restated to reflect application of the provisions of SFAS No. 130. SFAS No. 130 must be adopted at the beginning of an enterprises fiscal year.

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

     When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and impaired loan. All of the Corporation's impaired loans, which amounted to $3,333,000, $3,524,000 and $4,055,000 at June 30, 1998, December 31, 1997 and June 30, 1997, respectively, were put on a nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were put on nonaccrual status, was reversed from income.

     Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of June 30, 1998 and December 31, 1997, no impaired loans were measured using the present value of expected future cash flows because all impaired loans were collateral dependent at these respective dates. As of June 30, 1997, impaired loans measured using the present value of future cash flows amounted to $153,000. Impaired loans measured by the value of the loan's collateral amounted to $3,333,000, $3,524,000, and $3,902,000, respectively.

     If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses. All impairment reserves established in either 1998 or 1997 were allocated from the existing reserve for loan losses. As of June 30, 1998, December 31, 1997 and June 30, 1997, there were $3,216,000, $791,000 and
$1,002,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at June 30, 1998, December 31, 1997 and June 30, 1997 was $350,000, $226,000 and
$197,000, respectively. Impaired loans for which no loan loss allowance was allocated amounted to $72,000, $2,733,000 and $3,053,000 at June 30, 1998,
December 31, 1997 and June 30, 1997, respectively. Average impaired loans during the first six months of 1998 and 1997, respectively, amounted to $3,153,000 and $2,081,000, compared to $2,927,000 for the twelve months ended December 31, 1997.

     When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either six month period ended June 30, 1998 or 1997. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, during the first six months of 1997, $409,000 in loan balances were removed from impaired status and returned to accrual status. During 1998, no loans considered impaired were removed from the impaired loan status.

     Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

6.  2-for-1 Stock Split:

     At its July 16, 1998 Board of Directors meeting, the Corporation's Board of Directors authorized an increase in authorized shares from 5,000,000 shares to 25,000,000 shares. At the same meeting, the Board of Directors declared a 2-for-1 stock split, to shareholders of record on August 3, 1998, to be issued on September 1, 1998.

7. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                          six months ended      year ended
                                             June 30,          December 31,
                                          1998       1997          1997
                                          ----------------     ------------
Balance, Beginning of period             $4,074     $4,182           $4,182
                                         ------     ------           ------
Charge-offs:
     Consumer                               (83)       (71)            (237)
     Commercial and industrial              (18)         0             (196)
     Real estate                            (26)        (5)              (0)
                                         ------     ------           ------
          Total charge-offs                (127)       (76)            (433)
                                         ------     ------           ------
Recoveries:
     Consumer                                 3         14               23
     Commercial and industrial                0         46              102
     Real estate                             64          6                0
                                         ------     ------           ------
          Total recoveries                   67         66              125
                                         ------     ------           ------
          Net charge-offs                   (60)       (10)            (308)

Provision for loan losses                    50        100              200
                                         ------     ------           ------
Balance, End of period                   $4,064     $4,272           $4,074
                                         ======     ======           ======

ITEM 2.
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the six and three month periods ended June 30, 1998 and 1997, as well as the financial condition of the Corporation as of June 30, 1998, December 31, 1997 and June 30, 1997. The Bryn Mawr Trust Company (the "Bank") and Tax Counselors of Bryn
Mawr, Inc. ("TCBM") are wholly-owned subsidiaries of the Corporation. During the first quarter of 1998, the Bank formed a wholly-owned subsidiary, Insurance Counselors of Bryn Mawr, Inc. ("ICBM") to sell insurance products to its customers.

RESULTS OF OPERATIONS
---------------------

     The Corporation reported net income of $3,374,000 for the six months ended June 30, 1998, an 18% increase over $2,848,000 reported for the same period in 1997. During both 1998 and 1997, the Bank reported net gains on the sale of other real estate owned ("OREO") of $195,000 and $94,000, respectively. During 1998, the Bank also had a recovery of $144,000 in disputed legal fees from a prior loan settlement (the "Non-recurring Items"). Exclusive of these Non-recurring Items, in both years, the Corporation's earnings grew by 13% over 1997 earnings. Per share data have been restated to reflect the effect of the 2-for-1 stock split, to be paid on September 1, 1998 to shareholders of record on August 3, 1998. Earnings per common share amounted to $.78, a 20% increase over $.65 reported for the first six months of 1997. Earnings per common share, assuming dilution were $.74 and $.62, respectively.

     For the second quarter of 1998, the Corporation reported net income of $1,628,000, a 17% increase over $1,390,000 reported for the second quarter of 1997. For the three months ended June 30, 1998 and 1997, earnings per common share amounted to $.38 and $.32, respectively. Earnings per common share-assuming dilution amounted to $.36 and $.30, respectively.

     Exclusive of the after tax effect of the Non-recurring Items, the increase in earnings, for the first six months of 1998 over the same period in 1997 may be attributed to a number of factors, including an increase in net interest income, up 13% over the first six months of 1997, a decrease in the provision for loan losses, down 50% and an increase of 29% in other income, primarily due to an 85% increase in net gains on the sale of loans, the result of increased loan sale activity, a 39% increase in other service charges, commissions and fees and a 21% increase in fees for trust services. Other expenses, exclusive of the Nonrecurring Items, rose 18% for the first six months of 1998 compared to the same period in 1997.

     Higher average outstanding loan balances for the first six months of 1998 grew 4% from average daily outstanding loan balances for the first six months of 1997. Average outstanding investment security balances grew by 11%. The increases in both average loan balances and average investment balances were partially funded by an 18% decrease in average daily outstanding balances of federal funds sold and a 2% increase in average daily outstanding deposit balances. The majority of the growth in average daily outstanding deposits occurred in transaction based accounts. Average daily outstanding balances of non-interest bearing demand deposit accounts and NOW accounts were up 11% and 12%, respectively. Due primarily to a 17% decrease in average outstanding CDs during the first six months of 1998, compared to the same period of 1997, the average cost of funds for the respective periods decreased 30 basis points, from 2.3% in 1997 to 2.0% in 1998. The result was an increase in the Bank's annualized net interest margin, to 5.99% for the first six months of 1998 compared to 5.57% for the same period in 1997.

     The prime rate remained unchanged at 8.5% from June 1997 to June 1998. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a rising prime rate usually will cause a related increase in interest income. While the Bank's prime rate did not change during the most recent twelve month period, a 4% increase in higher average outstanding loan balances was primarily responsible for a 10 basis point increase in the yield on earning assets for the first six months of 1998, to 7.9% compared to 7.8% for the same period in 1997. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the six months ended June 30, 1998, net interest income rose 13% to $10,038,000 from $8,922,000 in 1997. Total interest income grew 6% for the first six months of 1998, to $13,081,000 from $12,380,000 for the first six months of 1997. Interest expense decreased 12% for the six months ended June 30, 1998, to $3,042,000 compared to $3,458,000 for the first six months of 1997. The yield on earning assets for the first six months of 1998 was 7.9% compared to 7.8% for the first six months of 1997 while the effective rate paid on interest bearing deposits for the first six months of 1998 and 1997 was 2.6% and 3.0%, respectively.

     Interest and fees on loans increased 6% from $10,838,000 for the first six months of 1997 to $11,496,000 for the first six months of 1998. A 10 basis point increase in the yield on the loan portfolio, at 8.3% for the first six months of 1998, compared to 8.2% for the same period in 1997, combined with a 4% increase in average outstanding loan balances from $258,299,000 for the first six months of 1997 to $268,353,000 for the same period in 1998, are the primary reasons for this increase in loan related interest and fee income.

     Interest income on investments increased $102,000 or 10%, from $1,054,000 for the first six months of 1997 to $1,156,000 for the first six months of 1998. Interest from U.S. Treasury securities decreased 6% from $396,000 for the first six months of 1997 to $372,000 for the first six months of 1998. The primary reason for this decrease was a $560,000 or 4% decrease in the average balance of U.S. Treasury securities, from $13,465,000 during the first six months of 1997 to $12,905,000 for the comparable period in 1998. The decrease in U.S. Treasury security balances was a result of investment maturities rather than sales. Interest income on U.S. Government Agency securities increased 38% from $456,000 for the six months ended June 30, 1997 to $630,000 at June 30, 1998. A 38% increase in the average balance of U.S. Government Agency securities, from $14,963,000 for the six months ended June 30, 1997 to $20,589,000 for the same period in 1998, is primarily responsible for the related increase in interest income. Interest income on obligations of states and political subdivisions decreased by 31%, from $161,000 for the six months ended June 30, 1997 to $111,000 for the same period in 1998. A decrease of $1,811,000 or 27% in average outstanding balances of obligations of state and political subdivisions, from $6,631,000 in average outstanding balances for the first six months of 1997 down to $4,820,000 for the same period in 1998 is the primary reason for this decrease. The overall yield on investment securities was 5.8% for both the first six months of 1997 and 1998.

     Interest expense on deposits decreased 12% or $416,000, to $3,042,000 for the six months ended June 30, 1998 compared to $3,458,000 for the same period in 1997. The average cost of interest bearing deposits decreased 40 basis points, from 3.0% at June 30, 1997 to 2.6% for the six months ended June 30, 1998. The average interest bearing deposit balances decreased 1% to $229,045,000 at June 30, 1998 compared to $232,462,000 for the same period in 1997. The average deposit mix changed for the first six months of 1998 compared to the same period in 1997. Average non-transaction savings accounts increased 4%, while average Market Rate Accounts decreased 1%. The Bank's average transaction based NOW account and non-interest bearing demand deposit account balances increased 12% and 11% respectively. During the first quarter of 1995, the Bank offered a new one and two year Premier CD, at highly competitive rates of interest. The one year Premier CDs matured during the first quarter of 1996 and were not renewed. The two year Premier CDs matured during the first quarter of 1997 and a CD promotion, offering a 50 basis point premium over the then current market rate of interest for a nine month CD was offered. These CD balances matured during the fourth quarter of 1997. A similar promotion was not offered at that time. As a result of this run off of Premier CD funds in the final quarter of 1997, the average daily outstanding balances of time deposits decreased 17% for the first six months of 1998, compared to 1997. The annualized cost of CDs decreased 30 basis points, from 5.3% for the first six months of 1997 to 5.0% for the same period in 1998. With the exception of the average cost of Market Rate Accounts increasing 10 basis points, the average cost of both savings and NOW account balances each decreased by 10 basis points and 20 basis points, respectively for the first six months of 1998 compared to the first six months of 1997. The result was a 40 basis point decrease in the average cost of interest bearing deposits, from 3.0% in 1997 to 2.6% for the first half of 1998. The average cost of deposits, including non-interest bearing demand deposits decreased from 2.3% for 1997, to 2.0% for the first six months of 1998.

     For the first six months of 1998, the net interest margin increased to 5.99% from 5.57% for same period in 1997. The net interest margin is computed exclusive of related loan fee income.

     For the second quarter of 1998, net interest income of $5,056,000 was 13% ahead of $4,479,000, reported for the second quarter of 1997. Total interest income increased $315,000 or 5% from $6,255,000 for the second quarter of 1997 to $6,570,000 for the same period in 1998. Interest and fees on loans increased $363,000 or 7% for the second quarter of 1998 over the second quarter of 1997. Interest on federal funds sold, reflecting a decrease in average daily outstanding balances, decreased $83,000 or 33%, reflecting both an increase in average daily outstanding loan balances and the runoff of higher costing CDs in the fourth quarter of 1997. Interest income on U.S. Government Agency Obligations and U.S. Treasury Securities increased $39,000 or 15% and $6,000 or 3%, respectively, while interest on obligations of states and political subdivisions decreased by $18,000 or 23%. Interest on deposits decreased $262,000 or 15%, due primarily to the decrease in average daily outstanding CD balances, the effect of the maturity of higher costing CDs in the fourth quarter of 1997.


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

     Based on the results of the aforementioned reviews, the low level of loan delinquencies, .63% of total loans at June 30, 1998 and the size of the loan loss reserve, 1.46% of total loans at June 30, 1998, the loan loss provision was reduced to $50,000 for the six months ended June 30, 1998, compared to $100,000 for the same period in 1997. The loan loss reserve amounted to 1.64% of outstanding loans at June 30, 1997. Nonperforming loans have decreased 13% to $1,014,000 as of June 30, 1998, down from $1,169,000 as of December 31, 1997 and increased 7% from $946,000 in nonperforming loans as of June 30, 1997. The loan loss reserve amounted to 401% of nonperforming loans as of June 30, 1998 compared to 452% as of June 30, 1997. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of June 30, 1998.

OTHER INCOME
------------

     Total other income of $7,151,000 for the six months ended June 30, 1998 increased 30% over $5,493,000 reported for the same period in 1997. Included in these amounts were increases in net gains on the sale of OREO of $195,000 and $94,000 for the first six months of 1998 and 1997, respectively. Exclusive of these gains, total other income increased by 29% over 1997 levels.

     Fees for trust services rose 21% from $3,762,000 for the first six months of 1997 to $4,538,000 for the same period in 1998, due primarily to both the acquisition of new Trust accounts and an increase in the market value of Trust assets under management, up by 32%, to $1,992,774,000 at June 30, 1998 from $1,513,284,000 as of June 30, 1997.

       Due primarily to favorable residential mortgage interest rates, encouraging borrowers to refinance existing higher rate mortgage loans, for the six month period ended June 30, 1997, the Bank originated and sold $68,008,000 of residential mortgage loans in the secondary mortgage market, a 199% increase over $22,756,000 of residential mortgage loans originated and sold during the first six months of 1997. Deferred loan fees earned as income resulting from the sale of residential mortgage loans in the secondary mortgage market amounted to $186,000 or 27 basis points earned on the sale of $68,008,000 of residential mortgage loans in the secondary mortgage market, compared to $115,000 or 50 basis points earned on the sale of $22,756,000 of residential mortgage loans in the secondary mortgage market during the first six months of 1997. Related gains on the same respective sales of residential mortgage loans in the secondary mortgage market amounted to $355,000 or 52 basis points for the first six months of 1998 compared to $130,000 or 57 basis points for the same period in 1997. The result was a decline in the total basis points earned on the sale of loans in the secondary mortgage market, from 108 basis points earned on the sale of $22,756,000 in residential mortgages loans for the first six months of 1997 to 79 basis points on the sale of $68,008,000 in residential mortgage loans for the first six months of 1998.

     Income from other service charges, commissions and fees amounted to $708,000 for the first six months of 1998, a 39% increase from $509,000 reported for the first six months of 1997. Fee income, such as documentation preparation fees, associated with the increase in residential mortgage loan sale activity was primarily responsible for this increase in fee income.

     Net gains on the sale of OREO amounted to $195,000 for the first six months of 1997, a 107% increase over $94,000 earned during the first six months of 1997.

     Other operating income increased 107% to $826,000 for the first six months of 1998, compared to $400,000 for the same period in 1997. Fee income of $347,000 and $24,000, earned by TCBM and ICBM, respectively was the primary reason for this $426,000 increase in other operating income. Neither TCBM nor ICBM were in operation during the first quarter of 1997.

     Total other income increased $1,034,000 or 37% from $2,802,000 for the second quarter of 1997 to $3,836,000 for the second quarter of 1998. Trust fees increased 28% or $511,000, from $1,849,000 for the second quarter of 1997 to $2,360,000 for the same period in 1998. Net gains on the sale of loans and other service charges, commissions and fees, both directly related to the increased volume of residential loan sales in the secondary market, were up 82% and 47%, respectively. Net gains on sale of loans increased by $85,000 to $189,000 for the second quarter of 1998 from $108,000 for the second quarter of 1997. Other service charges, commissions and fees increased by $93,000 to $290,000 for the second quarter of 1998 from $197,000 for the second quarter of 1997. Other operating income increased by $315,000 or 116% from $272,000 for the second quarter of 1997 to $587,000 for the second quarter of 1998. Income earned by both TCBM and ICBM, totaling $279,000 for the second quarter of 1998 was primarily responsible for this increase. Neither company was in operation during the second quarter of 1997

OTHER EXPENSES
--------------

     Total other expense increased 24% for the first six months of 1998 to $12,025,000 from $10,062,000 for the first six months of 1997. Salaries and wages grew $1,266,000 or 26%, from $4,866,000 for the six months ended June 30, 1997 to $6,132,000 for the same period in 1998. Of this increase, $704,000 relates to regular salary expense, representing a 17% increase in regular, part time and overtime salaries during the first six months of 1998, compared to 1997. Included in 1998's regular salary expense were salaries for TCBM and ICBM of $251,000. Both companies were not in operation during the first half of 1997. The Bank's regular salary expense increased 10% in the first six months of 1998, compared to the same period in 1997. Staffing additions, occurring during the previous twelve month period were primarily responsible for this increase. Incentive salaries were up $562,000 or 78%, from $718,000 for the six months ended June 30, 1997 to $1,281,000 for the same period in 1998. Incentive salaries are primarily related to the profitability of both the Bank and its related business segments.

     Employee benefits expenses increased $158,000 or 17% from $907,000 for the first six months of 1997 to $1,065,000 for the same period in 1998. The largest increase in employee benefits expense occurred in the Bank's social security expense, up $62,000 over 1997's similar expense. This was primarily due to an increase in the social security expense related to an increase in the Bank's incentive bonus, paid in January 1998, compared to a similar bonus paid in 1997. Fringe benefits costs for TCBM and ICBM amounted to $27,000 for the first quarter of 1998. There were no such expenses for the first quarter of 1997.

     Occupancy expense decreased $21,000 or 3%, from $686,000 for the first six months of 1997 to $665,000 for the first six months of 1998. The primary reason for this decrease was a reduction of $61,000 in occupancy costs for the Corporation, because of a payoff, in May of 1997, of a mortgage loan secured by a lien on the offices used by the Bank's Investment Management and Trust Division.

     Furniture, fixtures and equipment expense increased $56,000 or 7% from $770,000 for the first six months of 1997 to $826,000 for the same period in 1998. Growth in depreciation expense was the primary reason for this increase.

     Other operating expenses increased $504,000 or 18% over the first six months of 1997, from $2,833,000 for the first six months of 1997 to $3,337,000 for the first six months of 1998. The largest increase in other operating expenses occurred in advertising expense, up $238,000 for the first six months of 1998, compared to the same period in 1997. Partially offsetting this increase was a $197,000 decrease in the Corporation's legal expense, primarily the result of a recovery of $144,000 in disputed legal fees from a prior loan settlement during the first quarter of 1998. The cost of hiring temporary help and programming services increased by $50,000, travel, meeting and related meals expense were up by $56,000 and the cost of processing the Bank's merchant credit card activity increased by $26,000. The cost of processing the merchant credit
card activity is offset by fees included in other income.   Appraisal fees,
directly related to the level of residential mortgage loan origination and sale activity, increased $50,000. The Corporation incurred a charge of $94,000, related to the potential formation of a new subsidiary. TCBM and ICBM had combined other operating expenses of $50,000. No such expenses were incurred during the first quarter of 1997.

     For the quarter, total other expenses increased 24% or $1,213,000 to $6,369,000 for the quarter ended June 30, 1998 from $5,156,000 from the same quarter in 1997. The majority of this increase occurred in salaries and wages, up $795,000 or 33%. Of this increase, regular salaries, full time, part time and overtime increased by $471,000 or 22%. Included in this increase were the salaries for TCBM and ICBM, not in operation during the second quarter of 1997. These salaries amounted to $132,000. Exclusive of these salary costs, the Bank's regular salary cost increased by $339,000 or 16% for the second quarter of 1998, compared to the second quarter of 1997. Salaries - other increased by $323,000 or 96% for the quarter, reflecting increases in the Bank's incentive and profitability bonus accruals. Included in the increase for the second quarter of 1998 over the same quarter in 1997 was $111,000 in incentive salaries for TCBM, which was not in operation in 1997. Employee benefits costs rose by 20% or $86,000 reflecting both increased staff in the Bank, as well as staffing additions at TCBM and ICBM. Other operating expenses increased by $295,000 or 19%, from $1,553,000 for the second quarter of 1998 to $1,848,000 for the second quarter of 1997. Advertising costs were up $91,000 from the second quarter of 1997 to the second quarter of 1998 and a charge of $94,000, related to the potential formation of a new subsidiary was incurred during the second quarter of 1998. No such charge was incurred during 1997.

APPLICABLE INCOME TAXES
-----------------------

     The Corporation's effective tax rate for the first six months of 1998 was 34%, compared to 33% for the first six months of 1997. A reduction in tax free income is primarily responsible for the increase in the effective tax rate for 1998, compared to 1997.

FINANCIAL CONDITION
-------------------

     Total assets decreased 4% from $374,210,000 at December 31, 1997 to $359,759,000 as of June 30, 1998. Total assets grew 4% from $347,035,000 as of
June 30, 1997.

     Outstanding earning assets decreased 1% to $323,550,000 as of June 30, 1998 from $327,942,000 as of December 31, 1997. The Bank's loan portfolio increased 4%, to $279,041,000 at June 30, 1998 from $268,558,000 as of December 31, 1997.
Outstanding loans increased by 7%, from $261,274,000 as of June 31, 1997. Outstanding consumer loans of $73,668,000 at June 30, 1998 decreased 4% and 9%, respectively, from consumer loan outstanding balances of $76,963,000 as of December 31, 1997 and $80,830,000 as of June 30, 1997. Competition from automobile manufacturers for automobile loans and borrowers' ability to refinance existing fixed rate home equity loans with lower rate residential mortgage loans were the primary reasons for the decrease in consumer loan balances from both December 31, 1997 and June 30, 1997. Outstanding commercial loans at June 30, 1998 were $87,318,000, a 16% increase from outstanding commercial loan balances of $75,474,000 at December 31, 1997 and 21% ahead of $72,023,000 at June 30, 1997. Outstanding real estate loans were $118,055,000 at June 30, 1998, a 2% increase from $116,121,000 in outstanding real estate loans at December 31, 1997 and a 10% increase over $107,631,000 in outstanding real estate loans as of June 30, 1997.

     The Bank's investment portfolio, having a market value of $36,124,000 at June 30, 1998, decreased 11% from a market value of $40,666,000 at December 31, 1997 and 4% from $37,703,000 as of June 30, 1997.

      The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. As of June 30, 1998, the investment portfolio had an unrealized gain of $81,000, compared to an unrealized gain of $93,000 as of December 31, 1997. The unrealized investment appreciation, net of deferred income taxes, increased the Corporation's shareholders' equity on the balance sheet by $54,000 as of June 30, 1998.

     Federal funds sold amounted to $8,300,000 as of June 30, 1998, a 50% and 33% decrease from $16,600,000 as of December 31, 1997 and $12,300,000 as of June 30, 1997, respectively. The decrease in outstanding federal funds sold from December 31, 1997 was primarily due to both an increase in outstanding loans and a decrease in deposits during the first half of 1998. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the Federal Home Loan Bank of Pittsburgh (the "FHLB") and the sale of investments, classified as available for sale.

     Nonperforming assets amounted to $1,014,000 at June 30, 1998, a 15% decrease from $1,194,000 at December 31, 1997 and a 57% decrease from nonperforming assets of $2,357,000 at June 30, 1997. Nonperforming loans decreased 13% to $1,014,000 at June 30, 1998 compared to nonperforming loans of $1,169,000 at December 31, 1997 and increased 7% from $946,000 as of June 30, 1997. The remaining OREO balance of $25,000 was charged off during the second quarter of 1998. Therefore, there was no OREO balance outstanding as of June 30, 1998, compared to $1,169,000 as of December 31, 1997 and $1,411,000 as of
June 30, 1997.

     As of June 30, 1998 and 1997, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.


     Total deposits decreased 4% to $314,325,000 as of June 30, 1998 from $328,806,000 as of December 31, 1997. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 2% to $311,697,000 for the six month period ended June 30, 1998 from $306,720,000 for the same period in 1997. Although the amount of average total deposits remained relatively stable, the mix of deposits shifted. Average savings balances increased 1% or $472,000 to $40,313,000 for the first six months of 1998, compared to $39,841,000 for the same period in 1997. Market Rate Account balances decreased 1% or $598,000 from $45,522,000 in average daily outstanding balances for the six months ended June 30, 1997 to $44,924,000 for the same period in 1998. The Bank's transaction based NOW Account and non-interest bearing demand deposit accounts both grew over the first half 1997 average balances. Average outstanding NOW account balances grew 12% or $8,671,000, from $73,945,000 for the first six months of 1997 to $82,616,000 for the same period in 1998. Non-interest bearing demand deposit average outstanding balances grew 11% or $8,394,000 from $74,258,000 for the six months ended June 30, 1997 to $82,652,000 for the same period in 1998. The two year Premier CDs, offered during the first quarter of 1995, matured during the first quarter of 1997. During the first quarter of 1995, the Bank offered a new one and two year Premier CD, at highly competitive rates of interest. The one year Premier CDs matured during the first quarter of 1996 and were not renewed. The two year Premier CDs matured during the first quarter of 1997 and a CD promotion, offering a 50 basis point premium over the then current market rate of interest for a nine month CD was offered. These CD balances matured during the fourth quarter of 1997. A similar promotion was not offered at that time. As a result of this run off of Premier CD funds in the final quarter of 1997, the average daily outstanding balances of time deposits decreased 17% for the first six months of 1998 compared to 1997. The net result was a decrease in the average outstanding CD balances, by $12,962,000 from $74,154,000 in average outstanding balances for the first six months of 1997 to $61,192,000 for the same period in 1998.

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

As of June 30, 1998, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $40,530,000, or 11.2% of total assets, as of June 30, 1998, compared to total shareholders equity of $39,349,000, or 10.5% of total assets, as of December 31, 1997. As of June 30, 1997, shareholders' equity was $37,737,000, or 10.9% of total assets. The Corporation's risk weighted Tier I capital ratio was 13.55% as of June 30, 1998 compared to 13.62% and 13.77% at December 31, 1997 and June 30, 1997,
respectively. The respective Tier II ratios were 14.80%, 14.87% and 15.03%, respectively. At its July 16, 1998 Board of Directors meeting, the Corporation's Board of Directors declared a 2-for-1 stock split, to shareholders of record on August 3, 1998, to be issued on September 1, 1998. Earnings per share and dividend per share data have been restated to reflect the effect of the 2-for-one stock split. During the first half of 1998, the Corporation declared its regular dividends of $0.23 per share, a 28% increase over $0.18 per share declared during the first half of 1997.

In March 1997, the Corporation implemented a stock repurchase program with a goal of repurchasing up to 5% of the then outstanding stock of the Corporation. This one-year program was renewed in March of 1998 for an additional year. As of June 30, 1998, the Corporation repurchased, reflecting the effect of the 2-for-1 stock split, 121,900 shares of its stock at a cost of $2,716,000.

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

                                 JUNE 30, 1998



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



                                     Bryn Mawr Bank Corporation



     Date: August 7, 1998               By:/s/ Robert L. Stevens
          ---------------------            -----------------------
                                           Robert L. Stevens
                                           Chairman,
                                           President & Chief
                                           Executive Officer



     Date: August 7, 1998               By:/s/ Joseph W. Rebl
          ----------------------           ----------------------
                                           Joseph W. Rebl
                                           Treasurer and
                                           Assistant Secretary