Form 10-Q
period 1998-09-30
BRYN MAWR BANK CORP
filed 1998-11-10
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended September 30, 1998              Commission File Number
                  -------------------                   0-15261
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


                   Yes   X        No
                       -----         -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


      Class                        Outstanding at October 23, 1998
-----------------------
Common Stock, par value $1                      4,297,718

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                       QUARTER ENDED September 30, 1998

                                     INDEX



PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Income for the nine
          months ended September 30, 1998 and 1997........Page 1

     Consolidated Statements of Income for the three
          months ended September 30, 1998 and 1997........Page 2

     Consolidated Balance Sheets as of September 30, 1998,
          December 31, 1997 and September 30, 1997........Page 3

     Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1998 and 1997........Page 4

     Consolidated Statements of Comprehensive Income for
          the nine months and three months ended
          September 30, 1998 and 1997.....................Page 5

     Notes to Consolidated Financial Statements...........Page 6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION..Page 11



PART II - OTHER INFORMATION..............................Page 25

                         PART I. FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                   Unaudited


                                                                              Nine Months Ended
                                                                                 September 30
                                                                            1998             1997
                                                                          ---------         ---------
Interest income:
  Interest and fees on loans............................................. $  17,563         $  16,478
  Interest on federal funds sold.........................................       522              720
  Interest on interest bearing deposits with banks.......................        40                7
  Interest and dividends on investment securities:
   U.S. Treasury securities..............................................       552              573
   U.S. Government Agency securities.....................................       857              798
   Obligations of states and political subdivisions......................       171              229
   Dividend income.......................................................        61               57
                                                                          ---------         ---------
Total interest and dividend income.......................................    19,766           18,862

Interest expense on deposits.............................................     4,549            5,284
                                                                          ---------         ---------
Net interest income......................................................    15,217           13,578
Loan loss provision......................................................        87              150
                                                                          ---------         ---------
Net interest income after loan loss provision............................    15,130           13,428
                                                                          ---------         ---------

Other income:
  Fees for Trust services................................................     6,893            5,675
  Service charges on deposits............................................       863              838
  Other service charges, commissions and fees............................     1,090              800
  Net gain on sale of loans..............................................       564              334
  Net gain on sale of other real estate owned............................       224               95
  Other operating income.................................................     1,251              609
                                                                          ---------         ---------
Total other income.......................................................    10,885            8,351
                                                                          ---------         ---------

Other expenses:
  Salaries and wages.....................................................     9,266            7,448
  Employee benefits......................................................     1,594            1,366
  Occupancy and bank premises............................................     1,026            1,012
  Furniture, fixtures, and equipment.....................................     1,287            1,159
  Other operating expenses...............................................     5,071            4,230
                                                                          ---------         ---------
Total other expenses.....................................................    18,244           15,215
                                                                          ---------         ---------
Income before income taxes...............................................     7,771            6,564
Applicable income taxes..................................................     2,665            2,176
                                                                          ---------         ---------
Net Income............................................................... $   5,106        $   4,388
                                                                          ==========       ==========

Earnings per common share**..............................................     $1.18            $1.00
Earnings per common share- assuming dilution**...........................     $1.12            $0.95
Cash dividends declared**................................................    $0.345            $0.27
                                                                          ---------         ---------
Weighted-average shares outstanding**.................................... 4,335,243        4,398,588
Dilutive potential common shares**.......................................   228,051          197,222
                                                                         -----------      -----------
Adjusted weighted-average shares**....................................... 4,563,294        4,595,810

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
**1997 restated to reflect the 2-for-1 stock split, effective August 3, 1998.

                                   Form 10-Q

                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                   Unaudited


                                                                              Three Months Ended
                                                                                 September 30
                                                                            1998             1997
                                                                         -----------      -----------
Interest income:
  Interest and fees on loans............................................. $   6,067     $      5,640
  Interest on federal funds sold.........................................       134              238
  Interest on interest bearing deposits with banks.......................         0                1
  Interest and dividends on investment securities:
   U.S. Treasury securities..............................................       180              177
   U.S. Government Agency Securities.....................................       227              342
   Obligations of states and political subdivisions......................        60               68
   Dividend income.......................................................        18               16
                                                                         -----------      -----------
Total interest income....................................................     6,686            6,482

Interest expense on deposits.............................................     1,507            1,826
                                                                         -----------      -----------
Net interest income......................................................     5,179            4,656
Loan loss provision......................................................        37               50
                                                                         -----------      -----------
Net interest income after loan loss provision............................     5,142            4,606
                                                                         -----------      -----------

Other income:
  Fees for Trust services................................................     2,355            1,913
  Service charges on deposits............................................       295              281
  Other service charges, commissions and fees............................       382              291
  Net gain on sale of loans..............................................       248              163
  Net gain on sale of other real estate owned............................        29                1
  Other operating income.................................................       425              209
                                                                         -----------      -----------
Total other income.......................................................     3,734            2,858
                                                                         -----------      -----------

Other expenses:
  Salaries and wages.....................................................     3,134            2,582
  Employee benefits......................................................       529              459
  Occupancy and bank premises............................................       361              326
  Furniture, fixtures, and equipment.....................................       461              389
  Other operating expenses...............................................     1,734            1,397
                                                                         -----------      -----------
Total other expenses.....................................................     6,219            5,153
                                                                         -----------      -----------
Income before income taxes...............................................     2,657            2,311
Applicable income taxes..................................................       925              771
                                                                         -----------      -----------
Net Income............................................................... $   1,732        $   1,540
                                                                          ==========       ==========

Earnings per common share**..............................................     $0.40            $0.35
Earnings per common share-assuming dilution**............................     $0.38            $0.34
Cash dividends declared**................................................    $0.115            $0.09

Weighted-average shares outstanding**.................................... 4,330,191        4,382,358
Dilutive potential common shares**.......................................   234,623          214,352
                                                                         -----------      -----------
Adjusted weighted-average shares**....................................... 4,564,814        4,596,710

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
**1997 restated to reflect the 2-for-1 stock split, effective August 3, 1998.

                                   FORM 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)



                                                                         September 30,  December 31,    September 30,
                                                                            1998            1997            1997
                                                                         (Unaudited)                    (Unaudited)
                                                                   -------------------------------------------------
Assets
Cash and due from banks..........................................         $   18,771      $  34,464      $  22,809
Interest bearing deposits with banks.............................                104          2,118            101
Federal funds sold...............................................             10,000         16,600         17,380
Investment securities available-for-sale, at market (amortized cost of $29,363,  $40,573 and $40,557 as of September 30, 1998,
  December 31, 1997 and September 30, 1997, respectively)........             29,599         40,666         40,631
Loans:
  Consumer.......................................................             70,612         76,963         79,080
  Commercial.....................................................             92,159         75,474         72,449
                                                                          ----------     ----------      ---------
  Real Estate....................................................            121,676        116,121        109,348
    Total loans..................................................            284,447        268,558        260,877
  Less: Allowance for possible loan losses.......................             (4,103)        (4,074)        (4,267)
                                                                          ----------     ----------      ---------
    Net loans....................................................            280,344        264,484        256,610
                                                                          ----------     ----------      ---------
Premises and equipment, net......................................             12,291         11,790         11,561
Accrued interest receivable......................................              2,032          2,039          2,065
Other real estate owned..........................................                  0             25          1,411
Other assets.....................................................              2,381          2,024          2,341
                                                                          ----------     ----------      ---------
    Total assets.................................................         $  355,522     $  374,210      $ 354,909
                                                                          ==========     ==========      =========

Liabilities
Deposits:
  Demand, noninterest-bearing....................................         $   84,510      $ 101,188      $  74,772
  Savings........................................................            160,906        165,739        155,135
  Time...........................................................             63,191         61,879         80,930
                                                                          ----------     ----------      ---------
    Total deposits...............................................            308,607        328,806        310,837
                                                                          ----------     ----------      ---------

Other liabilities................................................              5,614          6,055          5,896
                                                                          ----------     ----------      ---------
    Total liabilities............................................            314,221        334,861        316,733
                                                                          ----------     ----------      ---------

Shareholders' equity
Common stock, par value $1; authorized 25,000,000
  shares; issued 5,050,678, 2,519,379 and 2,510,585 shares
  as of September 30, 1998, December 31, 1997 and September 30, 1997,
  respectively and outstanding of 4,304,318, 2,185,609 and
  2,181,915 shares as of September 30, 1998, December 31, 1997
  and september 30, 1997, respectively...........................              5,050          2,519          2,511
Paid-in capital in excess of par value  .........................              2,312          4,589          4,545
Unrealized investment appreciation
   net of deferred income taxes..................................                155             62             49
Retained earnings................................................             38,556         34,946         33,598
                                                                          ----------     ----------      ---------

Less: Common stock in treasury at cost -- 746,360, 333,770 and
  328,670 shares as of September 30, 1998, December 31, 1997
  and september 30, 1997, respectively...........................             (4,772)        (2,767)        (2,527)
                                                                          ----------     ----------      ---------
  Total shareholders' equity.....................................             41,301         39,349         38,176
  Total liabilities and shareholders' equity.....................         $  355,522      $ 374,210      $ 354,909
                                                                          ==========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)
                                   Unaudited


                                                                              Nine Months Ended
                                                                                September 30
                                                                          ------------------------
                                                                             1998           1997
                                                                          ---------      ---------
Operating activities:
Net Income............................................................... $   5,106      $   4,388
Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Provision for loan losses.............................................        87            150
   Provision for depreciation and amortization...........................     1,133            869
   Provision for writedown of other real estate owned....................        25              0
   Gain on sale of other real estate owned...............................      (224)           (95)
   Loans originated for resale...........................................  (103,432)       (49,310)
   Proceeds from loans sold..............................................   104,933         48,963
   Gain on sale of loans.................................................      (564)          (334)
   Increase (decrease) in deferred income taxes..........................        92            (67)
   Decrease  in interest receivable......................................         7             99
   Increase in interest payable..........................................       153            517
   Other.................................................................    (1,080)           407
                                                                          ---------      ---------
      Net cash  provided by operating activities.........................     6,236          5,587
                                                                          ---------      ---------

Investing activities:
Purchases of investment securities.......................................   (11,002)       (21,995)
Proceeds from maturity and calls of fixed income securities..............    22,176         16,192
Loan repayments, net of loan originations................................     3,603         24,356
Loans purchased (dealer loans)...........................................   (20,487)       (25,190)
Purchases of premises and equipment......................................    (1,456)        (1,103)
Proceeds from disposition of other real estate owned.....................       224            207
                                                                          ---------      ---------
      Net cash used by investing activities..............................    (6,942)        (7,533)
                                                                          ---------      ---------

Financing activities:
Net decrease in demand and savings deposits..............................   (21,511)       (14,398)
Net  increase in time deposits...........................................     1,312         22,052
Dividends paid...........................................................    (1,496)        (1,189)
Repayment of mortgage debt...............................................       (20)        (1,802)
Purchases of treasury stock..............................................    (2,074)           107
Proceeds from issuance of common stock...................................       188           (988)
                                                                          ---------      ---------
      Net cash (used) provided by financing activities...................   (23,601)         3,782
                                                                          ---------      ---------
(Decrease) increase in cash and cash equivalents.........................   (24,307)         1,836
                                                                          ---------      ---------
Cash and cash equivalents at beginning of period.........................    53,182         38,454
                                                                          ---------      ---------
Cash and cash equivalents at end of period............................... $  28,875      $  40,290
                                                                          =========      =========

Supplemental cash flow information:
   Income taxes paid..................................................... $   2,748      $   1,953
   Interest paid......................................................... $   4,396      $   4,767

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In Thousands)
                                   Unaudited


                                                       Quarter Ended           Period Ended
                                                        September 30           September 30
                                                      1998       1997        1998       1997
                                                   ---------  ---------   ---------  ---------
   Net Income....................................  $   1,732  $   1,540   $   5,106  $   4,388
   Other comprehensive income:
         Unrealized holding gains (losses) on
             available-for-sale securities.........      155        101         143         76
          Deferred income tax (benefit) expense on
              unrealized holding gains (losses) on
              available for sale securities........       54         34          50         25
                                                    ---------  ---------   ---------  ---------

   Comprehensive net income........................ $  1,833   $  1,607    $  5,199   $  4,439
                                                    =========  =========   =========  =========

The accompanying notes are an integral part of the consolidated financial statements.


                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of September 30, 1998 and 1997, the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997 and the related consolidated statements of income for the nine and three month periods ended September 30, 1998 and 1997 are unaudited.

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


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1997 Annual Report incorporated in the 1997 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the nine and three month periods ended September 30, 1998 and 1997.

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

     SFAS No. 128 supersedes Accounting Principals Board Opinion No. 15-Earnings Per Share and is effective for financial statements for both interim and annual periods ending after December 15, 1997, which means that it is effective for 1998 and subsequent accounting periods. All prior periods have been restated.

     In September 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") was issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income, such as unrealized holding gains and losses on available-for-sale investment securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Corporation adopted SFAS No. 130 on January 1, 1998. When first applying SFAS No. 130, financial statements for earlier periods that are provided for comparative purposes are required to be restated to reflect application of the provisions of SFAS No. 130. SFAS No. 130 must be adopted at the beginning of a business enterprise's fiscal year.

     In September 1997, Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued. SFAS 131 replaces Statement of Financial Accounting Standard No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 requires public business enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. Such financial information is required to be reported on the basis that it is used internally by the enterprise's chief operating decision maker in making decisions related to resource allocation and segment performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Corporation adopted SFAS No. 131 on January 1, 1998. Comparative year information is required to be restated in accordance with SFAS No. 131, if practicable. In 1998, the first year of implementation, SFAS No. 131 is not required to be applied to interim period financial statements and the Corporation has not done so.

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


                                   Form 10-Q

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

     When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and impaired loan. All of the Corporation's impaired loans, which amounted to $2,951,000, $3,524,000 and $3,874,000 at September 30, 1998, December 31, 1997 and September 30, 1997,
respectively, were put on a nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were put on nonaccrual status, was reversed from income.

     Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of September 30, 1998 and December 31, 1997, no impaired loans were measured using the present value of expected future cash flows because all impaired loans were collateral dependent at these respective dates. As of September 30, 1997, impaired loans measured using the present value of future cash flows amounted to $170,000. Impaired loans measured by the value of the loan's collateral amounted to $2,951,000, $3,524,000, and $3,704,000, respectively.

     If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for ,loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses. All impairment reserves established in either 1998 or 1997 were allocated from the existing reserve for loan losses. As of September 30, 1998, December 31, 1997 and September 30, 1997, there were $2,881,000, $791,000 and
$3,252,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at September 30, 1998, December 31, 1997 and September 30, 1997 was $300,000, $226,000 and $187,000, respectively. Impaired loans for which no loan loss allowance was allocated amounted to $70,000, $2,733,000 and $622,000 at September 30, 1998, December 31, 1997 and September 30, 1997, respectively. Average impaired loans during the first nine months of 1998 and 1997, respectively, amounted to $3,095,000 and $2,685,000, compared to $2,927,000 for the twelve months ended December 31, 1997.

     When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either nine month period ended September 30, 1998 or 1997. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum


                                   Form 10-Q
repayment of at least nine months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, during the first nine months of 1997, $409,000 in loan balances were removed from impaired status and returned to accrual status. During 1998, no loans considered impaired were removed from the impaired loan status.

     Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

6. 2-for-1 Stock Split:

     At its July 16, 1998 Board of Directors meeting, the Corporation's Board of Directors authorized an increase in authorized shares from 5,000,000 shares to 25,000,000 shares. At the same meeting, the Board of Directors declared a 2-for-1 stock split, to shareholders of record on August 3, 1998, which were issued on September 1, 1998.


                                   Form 10-Q

7. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:
                                         nine months ended      year ended
                                            September 30,       December 31,
                                          1998       1997          1997
                                         -----------------      ------------

Balance, Beginning of period             $4,074     $4,182      $4,182
                                         ------     ------      ------
Charge-offs:
     Consumer                              (129)      (109)       (237)
     Commercial and industrial              (18)         0        (196)
     Real estate                            (24)       (77)         (0)
                                         ------     ------      ------
          Total charge-offs                (171)      (186)       (433)
                                         ------     ------      ------
Recoveries:
     Consumer                                15         16          23
     Commercial and industrial                0         99         102
     Real estate                             98          6           0
                                         ------     ------      ------
          Total recoveries                  113        121         125
                                         ------     ------      ------
          Net charge-offs                   (58)       (65)       (308)

Provision for loan losses                    87        150         200
                                         ------     ------      ------
Balance, End of period                   $4,103     $4,267      $4,074
                                         ======     ======      ======


                                   Form 10-Q

ITEM 2.
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the nine and three month periods ended September 30, 1998 and 1997, as well as the financial condition of the Corporation as of September 30, 1998, December 31, 1997 and September 30, 1997. The Bryn Mawr Trust Company (the "Bank") and Tax Counsellors of Bryn Mawr, Inc. ("TCBM") are wholly-owned subsidiaries of the Corporation. During the first quarter of 1998, the Bank formed a wholly-owned subsidiary, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") to sell insurance products to its customers.

RESULTS OF OPERATIONS
---------------------

     The Corporation reported net income of $5,106,000 for the nine months ended September 30, 1998, a 16% increase over $4,388,000 reported for the same period in 1997. During both 1998 and 1997, the Bank reported net gains on the sale of other real estate owned ("OREO") of $224,000 and $95,000, respectively. During 1998, the Bank also had a recovery of $144,000 in disputed legal fees from a prior loan settlement (the "Non-recurring Items"). Exclusive of these Non-recurring Items, in both years, the Corporation's earnings grew by 12% over 1997 earnings. Per share data have been restated to reflect the effect of the 2-for-1 stock split, paid on September 1, 1998 to shareholders of record on August 3, 1998. Earnings per common share amounted to $1.18, an 18% increase over $1.00 reported for the first nine months of 1997. Earnings per common share, assuming dilution were $1.12 and $.95, respectively.

     For the second quarter of 1998, the Corporation reported net income of $1,732,000, a 12% increase over $1,540,000 reported for the third quarter of 1997. For the three months ended September 30, 1998 and 1997, earnings per common share amounted to $.40 and $.35, respectively. Earnings per common share- assuming dilution amounted to $.38 and $.34, respectively.

     Exclusive of the after tax effect of the Non-recurring Items, the increase in earnings, for the first nine months of 1998 over the same period in 1997 may be attributed to a number of factors, including an increase in net interest income, up 12% over the first nine months of 1997, a decrease in the provision for loan losses, down 42% and an increase of 30% in other income. The increase in other income was primarily due to a 105% increase in other operating income, principally the result of fee income generated by TCBM and ICBM, not in 1997's other operating income. Also increasing were net gains on the sale of loans, up 68%, the result of increased loan sale activity, other service charges, commissions and fees, up 36% and fees for trust services, up 21%. Other expenses, exclusive of the Nonrecurring Items, rose 20% for the first nine months of 1998 compared to the same period in 1997.

     Average outstanding loan balances for the first nine months of 1998 grew 6% from average daily outstanding loan balances for the first nine months of 1997. Average outstanding investment security balances grew by 3%. The


                                   Form 10-Q
increases in both average loan balances and average investment balances were partially funded by a 28% decrease in average daily outstanding balances of federal funds sold and a 1% increase in average daily outstanding deposit balances. The majority of the growth in average daily outstanding deposits occurred in transaction based accounts. Average daily outstanding balances of non-interest bearing demand deposit accounts and NOW accounts were up 10% and 12%, respectively. Due primarily to a 20% decrease in average outstanding CDs during the first nine months of 1998, compared to the same period of 1997, the average cost of funds for the respective periods decreased 30 basis points, from 2.3% in 1997 to 2.0% in 1998. The result was an increase in the Bank's annualized net interest margin, to 6.03% for the first nine months of 1998 compared to 5.55% for the same period in 1997.

     The prime rate remained unchanged at 8.5% from September 1997 to September 1998. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a rising prime rate usually will cause a related increase in interest income. While the Bank's prime rate did not change during the most recent twelve month period, a 6% increase in average outstanding loan balances was primarily responsible for a 10 basis point increase in the yield on earning assets for the first nine months of 1998, to 7.9% compared to 7.8% for the same
period in 1997.   While interest rate movements and their effect on future
revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the nine months ended September 30, 1998, net interest income rose 12% to $15,217,000 from $13,578,000 in 1997. Total interest income grew 5% for the first nine months of 1998, to $19,766,000 from $18,862,000 for the first nine months of 1997. Interest expense decreased 14% for the nine months ended September 30, 1998, to $4,549,000 compared to $5,284,000 for the first nine months of 1997. The yield on earning assets for the first nine months of 1998 was 7.9% compared to 7.8% for the first nine months of 1997 while the effective rate paid on interest bearing deposits for the first nine months of 1998 and 1997 was 2.6% and 3.0%, respectively.

     Interest and fees on loans increased 7% from $16,478,000 for the first nine months of 1997 to $17,563,000 for the first nine months of 1998. A 10 basis point increase in the yield on the loan portfolio, at 8.3% for the first nine months of 1998, compared to 8.2% for the same period in 1997, combined with a 6% increase in average outstanding loan balances from $258,607,000 for the first nine months of 1997 to $273,170,000 for the same period in 1998, are the primary reasons for this increase in loan related interest and fee income.

     Interest income on investments decreased $16,000 or 1%, from $1,657,000 for the first nine months of 1997 to $1,641,000 for the first nine months of 1998. Interest from U.S. Treasury securities decreased 4% from $573,000 for the first nine months of 1997 to $552,000 for the first nine months of 1998. The primary reason for this decrease was a $263,000 or 2% decrease in the average balance of U.S. Treasury securities, from $12,978,000 during the first nine months of 1997 to $12,715,000 for the comparable period in 1998. The decrease in U.S. Treasury security balances was a result of investment


                                   Form 10-Q
maturities rather than sales. Interest income on U.S. Government Agency securities increased 7% from $798,000 for the nine months ended September 30, 1997 to $857,000 at September 30, 1998. A 9% increase in the average balance of U.S. Government Agency securities, from $17,080,000 for the nine months ended September 30, 1997 to $18,681,000 for the same period in 1998, is primarily responsible for the related increase in interest income. Interest income on obligations of states and political subdivisions decreased by 25%, from $229,000 for the nine months ended September 30, 1997 to $171,000 for the same period in 1998. A decrease of $1,284,000 or 20% in average outstanding balances of obligations of state and political subdivisions, from $6,294,000 in average outstanding balances for the first nine months of 1997 down to $5,010,000 for the same period in 1998 is the primary reason for this decrease. The overall yield on investment securities was 5.8% for the first nine months of 1998, compared to 5.9% for the same period in 1997.

     Interest expense on deposits decreased 14% or $735,000, to $4,549,000 for the nine months ended September 30, 1998 compared to $5,284,000 for the same period in 1997. The average cost of interest bearing deposits decreased 40 basis points, from 3.0% at September 30, 1997 to 2.6% for the nine months ended September 30, 1998. The average interest bearing deposit balances decreased 2% to $228,644,000 at September 30, 1998 compared to $233,717,000 for the same period in 1997. The average deposit mix changed for the first nine months of 1998 compared to the same period in 1997. Average non-transaction savings accounts increased 4%, while average Market Rate Accounts decreased 2%. The Bank's average transaction based NOW account and non-interest bearing demand deposit account balances increased 12% and 10% respectively. During the first quarter of 1995, the Bank offered a new one and two year Premier CD, at highly competitive rates of interest. The one year Premier CDs matured during the first quarter of 1996 and were not renewed. The two year Premier CDs matured during the first quarter of 1997 and a CD promotion, offering a 50 basis point premium over the then current market rate of interest for a nine month CD was offered. These CD balances matured during the fourth quarter of 1997. A similar promotion was not offered at that time. As a result of this run off of Premier CD funds in the final quarter of 1997, the average daily outstanding balances of time deposits decreased 20% for the first nine months of 1998, compared to 1997. The annualized cost of CDs decreased 30 basis points, from 5.3% for the first nine months of 1997 to 5.0% for the same period in 1998. The average cost of both savings and NOW account balances each decreased by 10 basis points and 20 basis points, respectively for the first nine months of 1998 compared to the first nine months of 1997. The average cost of Market Rate Accounts remained unchanged during the nine month period. The result was a 40 basis point decrease in the average cost of interest bearing deposits, from 3.0%
in 1997 to 2.6% for the first nine months of 1998.   The average cost of
deposits, including non-interest bearing demand deposits decreased from 2.3% for 1997, to 2.0% for the first nine months of 1998.

     For the first nine months of 1998, the net interest margin increased to 6.03% from 5.55% for same period in 1997. The net interest margin is computed exclusive of related loan fee income.

     For the third quarter of 1998, net interest income of $5,179,000 was 11% ahead of $4,656,000, reported for the third quarter of 1997. Total interest income increased $204,000 or 3% from $6,484,000 for the third quarter of 1997 to $6,686,000 for the same period in 1998. Interest and fees on loans


                                   Form 10-Q
increased $427,000 or 8% for the third quarter of 1998 over the third quarter of 1997. Interest on federal funds sold, reflecting a decrease in average daily outstanding balances, decreased $104,000 or 44%, reflecting both an increase in average daily outstanding loan balances and the runoff of higher costing CDs in the fourth quarter of 1997. Interest income on U.S. Government Agency Obligations decreased $115,000 or 34%, while interest on obligations of states and political subdivisions decreased by $8,000 or 12%. Interest on deposits decreased $262,000 or 15%, due primarily to the decrease in average daily outstanding CD balances, the effect of the maturity of higher costing CDs in the fourth quarter of 1997.


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

     Based on the results of the aforementioned reviews, the low level of loan delinquencies, .59% of total loans at September 30, 1998 and the size of the loan loss reserve, 1.44% of total loans at September 30, 1998, the loan loss provision was reduced to $87,000 for the nine months ended September 30, 1998, compared to $150,000 for the same period in 1997. The loan loss reserve amounted to 1.64% of outstanding loans at September 30, 1997. Nonperforming loans have decreased 19% to $970,000 as of September 30, 1998, from $1,169,000 as of December 31, 1997 and increased 12% from $867,000 in nonperforming loans as of September 30, 1997. The loan loss reserve amounted to 423% of nonperforming loans as of September 30, 1998 compared to 492% as of September 30, 1997. Despite the low level of loan delinquencies during the first nine months of 1998 and the size of the loan loss reserve, compared to outstanding loans, the Bank increased the third quarter loan loss provision to $37,000, compared to $25,000 for each of the first two quarters of 1998 because of continued growth in the loan portfolio. Based on the results of both the internal and external loan review processes and the current level of


                                   Form 10-Q
nonperforming loans, management believes the loan loss reserve to be adequate as of September 30, 1998.

OTHER INCOME
------------

     Total other income of $10,385,000 for the nine months ended September 30, 1998 increased 30% over $8,351,000 reported for the same period in 1997. Included in these amounts were increases in net gains on the sale of OREO of $224,000 and $95,000 for the first nine months of 1998 and 1997, respectively. Exclusive of these gains, total other income increased by 29% over 1997 levels.

     Fees for trust services rose 21% from $5,675,000 for the first nine months of 1997 to $6,893,000 for the same period in 1998, due primarily to both the acquisition of new Trust accounts and an increase in the market value of Trust assets under management over the past twelve months, up by 32%, to $1,835,826,000 at September 30, 1998 from $1,666,472,000 as of December 31,
1997. A result of the recent volatility in the stock market, the market value of Trust assets under management decreased $156,945,000 or 8% from a market value of $1,992,774,000 as of June 30, 1998.

     Due primarily to favorable residential mortgage interest rates,encouraging borrowers to refinance existing higher rate mortgage loans, for the nine month period ended September 30, 1998, the Bank originated and sold $104,369,000 of residential mortgage loans in the secondary mortgage market, a 115% increase over $48,449,000 of residential mortgage loans originated and sold during the first nine months of 1997. Deferred loan fees earned as income resulting from the sale of residential mortgage loans in the secondary mortgage market amounted to $304,000 or 29 basis points earned on the sale of $104,369,000 of residential mortgage loans in the secondary mortgage market, compared to $228,000 or 47 basis points earned on the sale of $48,449,000 of residential mortgage loans in the secondary mortgage market during the first nine months of 1997. Related gains on the same respective sales of residential mortgage loans in the secondary mortgage market amounted to $563,000 or 54 basis points for the first nine months of 1998 compared to $287,000 or 59 basis points for the same period in 1997. The result was a decline in the total basis points earned on the sale of loans in the secondary mortgage market, from 106 basis points earned on the sale of $48,449,000 in residential mortgages loans for the first nine months of 1997 to 83 basis points on the sale of $104,369,000 in residential mortgage loans for the first nine months of 1998.

     Income from other service charges, commissions and fees amounted to $1,090,000 for the first nine months of 1998, a 36% increase from $800,000 reported for the first nine months of 1997. Increased fee income, such as documentation preparation fees, associated with the increase in residential mortgage loan sale activity was primarily responsible for this increase in fee income.

     Net gains on the sale of OREO amounted to $224,000 for the first nine months of 1997, a 136% increase over $95,000 earned during the first nine months of 1997.

     Other operating income increased 105% to $1,251,000 for the first nine months of 1998, compared to $609,000 for the same period in 1997. Fee income


                                   Form 10-Q
of $504,000 and $61,000, earned by TCBM and ICBM, respectively was the primary reason for this $642,000 increase in other operating income for the first nine months of 1998. TCBM began operations during the third quarter of 1997 earning $8,000 in fee income. ICBM began operation in January 1998.

     Total other income increased $876,000 or 31% from $2,858,000 for the third quarter of 1997 to $3,734,000 for the third quarter of 1998. Trust fees increased 23% or $442,000, from $1,913,000 for the third quarter of 1997 to $2,355,000 for the same period in 1998. Net gains on the sale of loans and other service charges, commissions and fees, both directly related to the increased volume of residential loan sales in the secondary market, were up 52% and 31%, respectively. Net gains on sale of loans increased by $85,000 to $248,000 for the third quarter of 1998 from $163,000 for the third quarter of 1997. Other service charges, commissions and fees increased by $91,000 to $382,000 for the third quarter of 1998 from $291,000 for the third quarter of 1997. Other operating income increased by $216,000 or 103% from $209,000 for the third quarter of 1997 to $425,000 for the third quarter of 1998. Income earned by both TCBM and ICBM, totaling $197,000 for the third quarter of 1998 was primarily responsible for this increase.

OTHER EXPENSES
--------------

     Total other expense increased 20% for the first nine months of 1998 to $18,244,000 from $15,215,000 for the first nine months of 1997. Salaries and wages grew $1,818,000 or 24%, from $7,448,000 for the nine months ended September 30, 1997 to $9,266,000 for the same period in 1998. Of this increase, $1,183,000 relates to regular salary expense, representing a 19% increase in regular, part time and overtime salaries during the first nine months of 1998, compared to 1997. Included in 1998's regular salary expense were salaries for TCBM and ICBM of $386,000. Both companies had no salary expense during the first nine months of 1997. The Bank's regular salary expense increased 13% in the first nine months of 1998, compared to the same period in 1997. Staffing additions, occurring during the previous twelve month period were primarily responsible for this increase. Incentive salaries were up $635,000 or 56%, from $1,139,000 for the nine months ended September 30, 1997 to $1,774,000 for the same period in 1998. Incentive salaries are primarily related to the increase in corporate profitability over the previous year's corporate profitability.

     Employee benefits expenses increased $228,000 or 17% from $1,366,000 for the first nine months of 1997 to $1,594,000 for the same period in 1998. The largest increase in employee benefits expense occurred in the Bank's health and life insurance premiums, up $109,000 or 20% over 1997's similar expense. This was primarily due to both increases in the cost of medical and life coverage and the number of employees provided coverage under the Bank's medical and life insurance plan. Social security expense increased $78,000 or 16% over similar expenses for the first nine months of 1997. Fringe benefits costs for TCBM and ICBM amounted to $39,000 for the first nine months of 1998. There were no such expenses for the first nine months of 1997.

     Occupancy expense increased $14,000 or 1%, from $1,012,000 for the first nine months of 1997 to $1,026,000 for the first nine months of 1998.

     Furniture, fixtures and equipment expense increased $128,000 or 11% from $1,159,000 for the first nine months of 1997 to $1,287,000 for the same period


                                   Form 10-Q
in 1998. Growth in depreciation expense was the primary reason for this increase.

     Other operating expenses increased $841,000 or 20% over the first nine months of 1997, from $4,230,000 for the first nine months of 1997 to $5,071,000 for the first nine months of 1998. The largest increase in other operating expenses occurred in advertising expense, up $223,000 for the first nine months of 1998, compared to the same period in 1997. Partially offsetting this increase was a $119,000 decrease in the Corporation's legal expense, primarily the result of a recovery of $144,000 in disputed legal fees from a prior loan settlement during the first quarter of 1998. The cost of hiring temporary help and programming services increased by $37,000, travel, meeting and related meals expense were up by $63,000, telephone expense, partially related to the conversion to a new telephone system in 1998, increased $49,000 and the cost of processing the Bank's merchant credit card activity increased by $45,000. The cost of processing the merchant credit card activity is offset by fees included
in other income.   Appraisal fees, directly related to the level of residential mortgage loan origination and sale activity, increased $97,000. The Corporation incurred a charge of $94,000, related to the potential formation of a new subsidiary. TCBM and ICBM had combined other operating expenses of $71,000, compared to $5,000 for TCBM in 1997.

     For the quarter, total other expenses increased 21% or $1,066,000 to $6,219,000 for the quarter ended September 30, 1998 from $5,153,000 from the same quarter in 1997. The majority of this increase occurred in salaries and wages, up $552,000 or 21%. Of this increase, regular salaries, full time, part time and overtime increased by $479,000 or 22%. Included in this increase were the salaries for TCBM and ICBM, which were not incurred during the third quarter of 1997. These salaries amounted to $165,000. Exclusive of these salary costs, the Bank's regular salary cost increased by $314,000 or 14% for the third quarter of 1998, compared to the third quarter of 1997. Salaries - other increased by $72,000 or 17% for the quarter, reflecting increases in the Bank's incentive and profitability bonus accruals. Employee benefits costs rose by 15% or $70,000 reflecting both increased staff in the Bank, as well as staffing additions at TCBM and ICBM. Other operating expenses increased by $337,000 or 24%, from $1,397,000 for the third quarter of 1997 to $1,734,000 for the third quarter of 1998.

APPLICABLE INCOME TAXES
-----------------------

     The Corporation's effective tax rate for the first nine months of 1998 was 34%, compared to 33% for the first nine months of 1997. A reduction in tax free income is primarily responsible for the increase in the effective tax rate for 1998, compared to 1997.

FINANCIAL CONDITION
-------------------

     Total assets decreased 5% from $374,210,000 at December 31, 1997 to $355,522,000 as of September 30, 1998. Total assets were $613,000 ahead of $354,909,000 as of September 30, 1997.

     Outstanding earning assets decreased 1% to $324,150,000 as of September 30, 1998 from $327,942,000 as of December 31, 1997. The Bank's loan portfolio increased 6%, to $284,447,000 at September 30, 1998 from $268,558,000 as of
December 31, 1997.  Outstanding loans increased by 9%, from $260,877,000 as of


                                   Form 10-Q

September 31, 1997. Outstanding consumer loans of $70,612,000 at September 30, 1998 decreased 8% and 11%, respectively, from consumer loan outstanding balances of $76,963,000 as of December 31, 1997 and $79,080,000 as of September 30, 1997.
Competition from automobile manufacturers for automobile loans and borrowers refinancing fixed rate home equity loans with lower rate residential mortgage loans were the primary reasons for the decrease in consumer loan balances from both December 31, 1997 and September 30, 1997. Outstanding commercial loans at September 30, 1998 were $92,159,000, a 22% increase from outstanding commercial loan balances of $75,474,000 at December 31, 1997 and 27% ahead of $72,449,000 at September 30, 1997. Outstanding real estate loans were $121,676,000 at September 30, 1998, a 5% increase from $116,121,000 in outstanding real estate loans at December 31, 1997 and an 11% increase over $109,348,000 in outstanding real estate loans as of September 30, 1997.

     The Bank's investment portfolio, having a market value of $29,599,000 at September 30, 1998, decreased 27% from a market value of $40,666,000 at December 31, 1997 and 27% from $40,631,000 as of September 30, 1997.

     The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. As of September 30, 1998, the investment portfolio had an unrealized gain of $236,000, compared to an unrealized gain of $93,000 as of December 31, 1997. The unrealized investment appreciation, net of deferred income taxes, increased the Corporation's shareholders' equity on the balance sheet by $155,000 as of September 30, 1998.

     Federal funds sold amounted to $10,000,000 as of September 30, 1998, a 40% and 42% decrease from $16,600,000 as of December 31, 1997 and $17,380,000 as of September 30, 1997, respectively. The decrease in outstanding federal funds sold from December 31, 1997 was primarily due to both an increase in outstanding loans and a decrease in deposits during the first half of 1998. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the Federal Home Loan Bank of Pittsburgh (the "FHLB") and the sale of investments, classified as available for sale.

     Nonperforming assets amounted to $970,000 at September 30, 1998, a 19% decrease from $1,194,000 at December 31, 1997 and a 57% decrease from nonperforming assets of $2,278,000 at September 30, 1997. Nonperforming loans decreased 17% to $970,000 at September 30, 1998 compared to nonperforming loans of $1,169,000 at December 31, 1997 and increased 12% from $867,000 as of September 30, 1997. The remaining OREO balance of $25,000 was charged off during the second quarter of 1998. Therefore, there was no OREO balance outstanding as of September 30, 1998, compared to $25,000 as of December 31, 1997 and $1,411,000 as of September 30, 1997.

     As of September 30, 1998 and 1997, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which


                                   Form 10-Q
management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

     Total deposits decreased 6% to $308,607,000 as of September 30, 1998 from $328,806,000 as of December 31, 1997. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 1% to $311,442,000 for the nine month period ended September 30, 1998 from $308,820,000 for the same period in 1997. Although the amount of average total deposits remained relatively stable, the mix of deposits shifted. Average savings balances increased 4% or $1,706,000 to $40,504,000 for the first nine months of 1998, compared to $38,798,000 for the same period in 1997. Market Rate Account balances decreased 2% or $761,000 from $45,380,000 in average daily outstanding balances for the nine months ended September 30, 1997 to $44,619,000 for the same period in 1998. The Bank's transaction based NOW Account and non-interest bearing demand deposit accounts both grew over the first nine months of 1997 average balances. Average outstanding NOW account balances grew 12% or $8,962,000, from $73,693,000 for the first nine months of 1997 to $82,655,000 for the same period in 1998. Non-interest bearing demand deposit average outstanding balances grew 10% or $7,695,000 from $75,103,000 for the nine months ended September 30, 1997 to $82,798,000 for the same period in 1998.

     The two year Premier CDs, offered during the first quarter of 1995, matured during the first quarter of 1997. During the first quarter of 1995, the Bank offered a new one and two year Premier CD, at highly competitive rates of interest. The one year Premier CDs matured during the first quarter of 1996 and were not renewed. The two year Premier CDs matured during the first quarter of 1997 and a CD promotion, offering a 50 basis point premium over the then current market rate of interest for a nine month CD was offered. These CD balances matured during the fourth quarter of 1997. A similar promotion was not offered at that time. As a result of this run off of Premier CD funds in the final quarter of 1997, the average daily outstanding balances of time deposits decreased 20% for the first nine months of 1998 compared to 1997. The net result was a decrease in the average outstanding CD balances, by $15,004,000 from $75,846,000 in average outstanding balances for the first nine months of 1997 to $60,842,000 for the same period in 1998.

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

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits


                                   Form 10-Q
repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of September 30, 1998, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $41,301,000, or 11.6% of total assets, as of September 30, 1998, compared to total shareholders equity of $39,349,000, or 10.5% of total assets, as of December 31, 1997. As of September 30, 1997, shareholders' equity was $38,176,000, or 10.8% of total assets. The Corporation's risk weighted Tier I capital ratio was 13.33% as of September 30, 1998 compared to 13.62% and 13.65% at December 31, 1997 and September 30, 1997, respectively. The respective Tier II ratios were 14.58%, 14.87% and 14.91%, respectively. At its July 16, 1998 Board of Directors meeting, the Corporation's Board of Directors declared a 2-for-1 stock split, to shareholders of record on August 3, 1998, issued on September 1, 1998. Earnings per share and dividend per share data have been restated to reflect the effect of the 2-for-1 stock split. During the first nine months of 1998, the Corporation declared its regular dividends of $0.345 per share, a 28% increase over $0.27 per share declared during the first half of 1997.

     In March 1997, the Corporation implemented a stock repurchase program with a goal of repurchasing up to 5% of the then outstanding stock of the Corporation. This one-year program was renewed in March of 1998 for an additional year. As of September 30, 1998, the Corporation repurchased, reflecting the effect of the 2-for-1 stock split, 144,800 shares of its stock at a cost of $3,302,000.

YEAR 2000
---------

The Year 2000 Problem

     The Year 2000 ("Y2K") problem is the result of potential problems with software and computer systems or any equipment with computer chips (collectively the "Systems") that store the year portion of the date as just two digits (e.g. 98 for 1998). Systems using this two digit approach will not be able to determine whether "00" represents the year 2000 or 1900. The problem, if not corrected, may make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal computer and related systems.

Readiness Efforts

     The Corporation began its process of assuring that all its Systems and applications are Y2K compliant in November 1996. In 1997, a comprehensive project plan to address the Y2K problem and related issues, as those relate to


                                   Form 10-Q
the Bank's and its affiliates operations, was developed, approved by the Board of Directors and implemented. The Bank, as the primary operating subsidiary of the Corporation and its subsidiaries, is addressing the Y2K issues for the Corporation and all of its subsidiaries. The scope of the plan includes five phases. They are as follows: Awareness, Assessment, Renovation, Validation and Implementation, as defined by the Federal Financial Institutions Examination Council and the banking regulatory agencies which regulate the Corporation and the Bank.

     A project team, consisting of key members of the Bank's technology staff, representatives of functional business units and senior management (the "Team") was created. Additionally, the duties of the Senior Vice President-Information Services were realigned to serve primarily as the Y2K project manager.

     The assessment of the impact of the Y2K issues on the Bank's computer systems has been completed. The scope of the project also includes other operational and environmental systems, since they may be impacted if embedded computer chips control the functionality of those Systems. From the assessment, the Bank has identified and prioritized those Systems deemed to be mission critical or those that have a significant impact on normal operations.

     The Bank relies on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with those providers of data processing capabilities and other external counterparties were initiated in 1997 and continued in 1998 to assess the Y2K readiness of their products and services. Their progress in meeting their targeted schedules is being monitored for any indication that they may not be able to address their Y2K problems in a timely fashion. Thus far, responses indicate that most of the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion scheduled for not later than March 31, 1999. However, the Bank can give no guarantee that the systems of these service providers and vendors on which the Bank's Systems rely will be timely renovated. The Team will continue to monitor the progress of third party providers in their efforts to become Y2K compliant.

     Additionally, the Bank has designed a plan to identify the potential risk posed by the impact of Y2K issues on its significant deposit customers. The Bank has also designed and partially implemented a plan to identify the potential risk posed by the impact of Y2K issues on its significant borrowing customers. Formal communications have been initiated and initial findings, as of September 30, 1998, reported to the Board of Directors.

     The Bank has employed an outside consultant to review its Y2K project. The consultant is in the process of completing this review.

Current Status

The Team estimates that the Bank's Y2K readiness project is 79% complete and that the activities involved in assessing external risks and operational issues are 65% complete overall.


                                   Form 10-Q

     The following table provides a summary of the current status of the five phases involved and a projected timetable for completion.


Project Phase         % Completed   Projected Completion      Comments
-------------         -----------   --------------------      --------
Awareness                 100%                                Completed
Assessment                100%                                Completed
Renovation                 70%          Dec. 31, 1998         On Schedule
Validation                 50%          March 31, 1999        Refer to Note (1)
Implementation             75%          June 30, 1999         Refer to Note (1)
Overall Completion         79%

Note (1)- Both the Validation and Implementation phases are on schedule. Much of the updating of the Systems required for Y2K purposes has been completed prior to the validation process being finished. This is necessary to properly accomplish the validation process. This is the reason that the Validation phase is 50% complete, compared to a 75% completion for the Implementation phase.

Costs

     The Bank has thus far primarily used and expects to continue to use internal resources to implement its readiness plan and to upgrade or replace the Systems affected by the Y2K issue. The total cost to the Bank of these Y2K compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Bank anticipates funding the costs of becoming Y2K compliant out if its earnings streams. Purchased hardware and software will be capitalized and depreciated in accordance with Bank policy. Other costs related to the project will be expensed as incurred. The Bank does not anticipate having to reduce or eliminate any of its existing hardware / software budgeted Systems spending because of the projected increase in Y2K Systems spending.

     There are no significant liabilities that have arisen because of the Y2K process. To management's knowledge, all Y2K related liabilities have been recorded on the Bank's books in a timely manner. The Bank is evaluating the adequacy of its loan loss reserve, as it relates to potential risk posed by the lack of Y2K readiness of its significant borrowing customers. Bank management currently believes that the loan loss reserve is sufficient to cover the potential needs of both Y2K and non-Y2K loan loss activity. Bank management will monitor the loan loss reserve, as it relates to Y2K matters on an ongoing basis.

     A detailed analysis of costs incurred from both 1997 and 1998 in conjunction with Y2K is being maintained in the Bank's information services area. Based on a review of this analysis and a discussion with the appropriate Bank officers, it was determined that the following are the most significant Y2K cumulative expenditures to date, along with a projection of potential expenditures, necessary to complete the Y2K compliance requirements.


                                   Form 10-Q



New Hardware / Software replacement    $222,000
AS/400 for Y2K testing                   33,000
Modifications to existing systems        29,000
Other Y2K costs to date                  46,000
                                       --------
Total expended to date                  330,000
Anticipated additional costs (1)         70,000
                                       --------
Total projected Y2K costs              $400,000
                                       ========

(1)- Primarily payroll related costs for overtime and an additional staff person to assist with the Y2K project.

     The costs and the timetable in which the Bank plans to complete the Y2K readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. The Bank can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

Risk Assessment

     Based upon current information related to the process of its major vendors and service providers, management has determined that the Y2K issues will not pose significant operational problems for its Systems. This determination is based on the ability of those vendors and service providers to renovate, in a timely manner, the products and services on which the Bank's Systems rely. However, the Bank can give no guarantee that the systems of these suppliers will be timely renovated.

     The potential worst case scenario, relating to a Y2K problem, would be if either the Bank's, not including the Bank's Trust Division, or the Trust Division's mission critical vendors supporting both data processing Systems were determined, through testing, not to be Y2K compliant.

     The Bank has an alternative processing vendor that it could contract with to provide the similar service. The alternative vendor is presently the vendor for the Trust Division's data processing system. Through the process described previously, it has been determined that this vendor should be Y2K compliant. Should the Bank's existing vendor not become Y2K compliant, the alternative vendor would be contacted and a conversion to this alternative system would be initiated in a timely manner to assure the Bank's management that the conversion would be complete prior to December 31, 1999.

     Should the Trust Division's vendor not be Y2K compliant, a back up third party trust service provider has been contacted regarding the handling of the Trust Division's data processing needs through December 31, 1999 or until the current vendor would become Y2K compliant.

     Bank management believes, based on data obtained from both mission critical vendors, that both will be Y2K compliant within the required time frame.


                                   Form 10-Q

Contingency Plan- Y2K

     Realizing that some disruption may occur despite its best efforts, because of the Y2K issue,, the Bank is in the process of updating contingency plans for each critical system, in the event one of those systems fails. While this is an ongoing process with respect to Y2K, it is intended that a proposal for the contingency planning process will be presented to the Executive Committee of the Bank's Board of Directors in December 1998 and that the contingency plan will be substantially implemented by March 31, 1999.


                                   Form 10-Q

                PART II. OTHER INFORMATION
                --------------------------

                   SEPTEMBER 30, 1998



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



                                     Bryn Mawr Bank Corporation



     Date: October 30, 1998             By:/s/ Robert L. Stevens
          -----------------------          -----------------------
                                               Robert L. Stevens
                                               Chairman,
                                               President & Chief
                                               Executive Officer



     Date: October 30, 1998             By:/s/ Joseph W. Rebl
          ------------------------         ----------------------
                                               Joseph W. Rebl
                                               Treasurer and
                                               Assistant Secretary