Form 10-K
period 1998-12-31
BRYN MAWR BANK CORP
filed 1999-03-29
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
(Mark One)
[X]Annual report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 1998 or
[ ]Transition report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 [No fee Required] for the transition period from_______________ to________________

Commission file number 0-15261.
                       -------

                          BRYN MAWR BANK CORPORATION
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                                                23-2434506
-------------------------------                         --------------------------------------
(State of other jurisdiction of                         (I.R.S. Employer Identification Number)
Incorporation or Organization)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania                                  19010
---------------------------------------------                              --------------
  (Address of principal executive offices)                                   (Zip Code)

(Registrant's telephone number, including area code)                       (610) 525-1700
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

          Yes            X                    No
                    -----------                    -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $120,302,000 on March 8, 1999.

As of March 8, 1999, 4,306,108 shares of common stock were outstanding.

Documents Incorporated by Reference:  Parts I, II and IV - Portions of
-----------------------------------
Registrant's Annual Report to Shareholders for the year ended December 31, 1998, as indicated, Parts I and III - Definitive Proxy Statement of Registrant filed with the Commission pursuant to Regulation 14A.



*Registrant does not admit by virtue of the foregoing that its officers and directors are "affiliates" as defined in Rule 405 and does not admit that it controls the shares of Registrant's voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on pages 45 through 49. There are 151 pages in this report.

                                   Form 10-K

                          Bryn Mawr Bank Corporation

                                     Index

Item No.                                                      Page
--------
                                    Part I

 1.  Business................................................ 1
 2.  Properties..............................................31
 3.  Legal Proceedings.......................................34
 4.  Submission of Matters to a Vote of Security Holders.....34

                                    Part II

 5.   Market for Registrant's Common Equity and Related
      Stockholder Matters.....................................35
 6.   Selected Financial Data.................................35
 7.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations.....................35
 8.   Financial Statements and Supplementary Data.............36
 9.   Change in and Disagreements with Accountants on
      Accounting and Financial Disclosure.....................37

                                    Part III

10.    Directors and Executive Officers of Registrant..........38
11.    Executive Compensation..................................43
12.    Security Ownership of Certain Beneficial Owners and
       Management..............................................44
13.    Certain Relationships and Related Transactions..........44

                                    Part IV

14.   Exhibits, Financial Statement Schedules and Reports
      on Form 8-K.............................................45



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 1, 1999.

                                     PART I
                                     ------

                               ITEM 1.  BUSINESS
                               -----------------

                                    GENERAL
                                    -------
BRYN MAWR BANK CORPORATION
--------------------------

   Bryn Mawr Bank Corporation (the "Corporation"), hereinafter sometimes referred to as the Registrant, was incorporated under the laws of the Commonwealth of Pennsylvania on August 8, 1986. The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"). On January 2, 1987, under a Plan of Reorganization, the Corporation acquired all of the issued and outstand ing shares of The Bryn Mawr Trust Company (the "Bank"), through an exchange of three shares of the Corporation stock for each share of Bank stock issued.

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

THE BRYN MAWR TRUST COMPANY (JERSEY), LTD.
------------------------------------------

     The Bryn Mawr Trust Company (Jersey), Ltd. ("BMTC (Jersey)") was incorporated on September 3, 1998 as a wholly owned subsidiary of The Corporation. BMTC (Jersey) is incorporated under the laws of the Island of Jersey, Channel Islands and maintains an office on the Island of Jersey. BMTC (Jersey) affords the Bank's Investment Management and Trust Division the opportunity to offer alternative investments, through an offshore subsidiary to those clients seeking such an investment opportunity.

BRYN MAWR BROKERAGE CO., INC.
-----------------------------

     Bryn Mawr Brokerage Co., Inc. ("BM Brokerage") was incorporated on October 26, 1998 as a wholly owned subsidiary of the Corporation. BM Brokerage began operating in January 1999. BM Brokerage offers an array of brokerage related services to the Corporation's customers, including trading of shares, annuities and mutual funds.

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

SUMMARY
-------

   The Corporation will concentrate its resources to expand the Bank's market penetration by providing superior banking services, including deposit, lending and trust services, as well as other financial services, including tax planning services through TCBM, insurance sales and services through Insurance Counsellors, offshore investing opportunities through BMTC (Jersey) and brokerage related services through BM Brokerage to its existing customers and to obtain additional customers primarily in its market in Montgomery, Delaware and Chester counties of Pennsylvania and to successfully address the other challenges in the Bank's ever changing competitive market. (1)

(1) In order to further enhance the array financial products and services offered, on January 6, 1999, the Corporation acquired CDC Capital Management, Inc. ("CDC"), as a wholly owned subsidiary. CDC, a manager of investment managers, advises clients which seek to choose an investment manager. The Corporation is also in the process of finalizing the acquisition of Joseph W. Roskos & Co., a firm that provides family business office services, including accounting, consulting, tax services and fiduciary support for high-net-worth individuals.

                                   OPERATIONS
                                   ----------
BRYN MAWR BANK CORPORATION
--------------------------

   The Corporation had no active staff as of December 31, 1998 and conducted no activities other than those activities through its subsidiaries, the Bank, Insurance Counsellors, BM Brokerage, TCBM and BMTC (Jersey).

   A complete list of directors and officers of the Corporation, as of March 1, 1999 is incorporated by reference to page 11 and 12 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998.

THE BRYN MAWR TRUST COMPANY
---------------------------

   The Bank is engaged in general, commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of investment management and trust services including estate administration, investment advisory services, pension and profit sharing administration and personal financial planning, including tax preparation. As of December 31, 1998, the market value of assets administered by the Bank's Investment Management and Trust Division was $2,101,251,000. In January 1996, the Bank formed Investment Counsellors of Bryn Mawr ("ICBM"), as a division of the Bank's Investment Management and Trust Division. ICBM is dedicated to managing investment portfolios for high net worth individuals and employee benefit plans.

   During 1998 and 1997, residential mortgage interest rates decreased making residential mortgage refinancing attractive to borrowers, compared to similar activity in 1996. As of March 1, 1999, the Bank had no commis sioned mortgage originators.

   The Bank originated and sold $134,676,000 in residential mortgages to the secondary market in 1998 compared to $75,874,000 originated and sold in 1997. Net gains and loan fee income on such transactions amounted to $1,187,000 in 1998 compared to $758,000 in 1997. During 1996 the Bank originated and sold $55,276,000 in residential mortgage loans, generating $615,000 in related net gains and loan fee income.

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

   At December 31, 1998, the Bank had 213 full time and 41 part time employees, including 102 officers, equalling 233.5 full time equivalent staff.

TAX COUNSELLORS OF BRYN MAWR, INC.
----------------------------------

     TCBM commenced operation by employing two CPAs (the "Tax Professionals"), having significant tax planning and preparation background and formerly employed by a "Big Five" accounting firm. As of March 1, 1999, two additional staff members have been added to the original staff. The first an accountant and the second an attorney specializing in estate planning. The staff of TCBM, on behalf of TCBM, provide tax planning and consulting services to both TCBM's and the Bank's customer base. As a part of the formation of TCBM, a profit sharing agreement was developed that allows the Tax Professionals to retain the net revenues generated by existing clients brought to TCBM.

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

   Insurance Counsellors employs two licensed insurance agents and supporting staff, which have significant expertise about the sale and servicing of insurance products. Insurance Counsellors' agents and staff provide a broad scope of insurance sales and services to the Bank's clients and others. Insurance Counsellors entered into an agreement with The Simkiss Agency, Inc. (the "Agreement"), a duly licensed insurance agency to facilitate the offering of insurance products by Insurance Counsellors, pursuant to which The Simkiss Agency, Inc. provides insurance support services, such as billing and collection of premiums, monthly reports concerning insurance activities and customer policy services to Insurance Counsellors and their clients. Insurance Counsellors is in the process of terminating the Agreement and is exploring the possibility of developing a new business relationship with another agency.

THE BRYN MAWR TRUST COMPANY (JERSEY), LTD.
------------------------------------------

     BMTC (Jersey) was incorporated on September 3, 1998, as a wholly owned subsidiary of the Corporation. BMTC (Jersey) provides the Corporation's clients with the opportunity to participate in offshore trusts, which are established to provide the opportunity for investing in foreign securities, the preservation of family wealth and confidentiality. BMTC (Jersey) maintains an office on the Island of Jersey in the Channel Islands and has entered into an agreement with The Royal Bank of Canada Trust Company (Jersey) Limited to provide administrative and operational support for the facility. BMTC (Jersey) had no business transactions during 1998 and has no employees.

BRYN MAWR BROKERAGE CO., INC.
-----------------------------

BM Brokerage was incorporated on October 26, 1998 as a wholly-owned subsidiary of the Corporation. BM Brokerage was created to offer securities products, including mutual funds, annuities, individual stocks and bonds and retirement plans through the Bank's branch system. BM Brokerage has affiliated with UVEST Financial Services, Inc., a broker-dealer headquartered in Charlotte, North Carolina to provide the necessary back office support. As of March 1, 1999, BM Brokerage had 1 employee. BM Brokerage consumated no business transactions during 1998 and earned no revenues.

                      SOURCES OF THE CORPORATION'S REVENUE
                      ------------------------------------


   The following table shows the percentage of consolidated revenues by major source generated by the Bank from the activities indicated below.

                                             Year Ended December 31,
                                    ---------------------------------------
                                    1998     1997     1996    1995     1994
                                    ----     ----     ----    ----     ----
Commercial Loans                    18%      17%      18%      16%      14%

Mortgage and Construction Loans     16       15       16       16       15

Consumer Loans                      21       25       25       25       25

Home Equity/Line of Credit           2        2        3        3        3

Securities                           5        6        7       10       13

Federal Funds Sold                   2        3        1        2        1
                                   ---      ---      ---       --      ---

Total Interest Income               64       68       70       72       71

Trust Services                      23       21       17       17       16

Other Income *                      13       11       13       11       13
                                   ---      ---      ---      ---      ---
Total Revenues *                   100%     100%     100%     100%     100%
                                   ====     ====     ====     ====     ====



* Revenues were generated by the Bank, TCBM and Insurance Counsellors in 1998 and by the Bank and TCBM in 1997. Respective revenues generated by TCBM and Insurance Counsellors aggregated 1.7% and .5% of the Corporation's total revenues in 1998. Revenues generated by TCBM aggregated .4% in 1997. There were no revenues generated by BMFS and PRC during 1998, 1997, 1996, 1995 or 1994. All revenues were generated by the Bank during 1996, 1995 and 1994.

                       STATISTICAL INFORMATION
                       -----------------------

   The statistical information required in this Item I is incorporated by reference to the information appearing in Corporation's Annual Report to Shareholders for the year ended December 31, 1998, as follows:

Disclosure Required by Industry               Reference to the Corporation's
-------------------------------               ------------------------------
Guide 3                                       1998 Annual Report
-------                                       -------------------
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

     B.   Rate/Volume Differentials  . . . . Rate/Volume Analyses (page 6)

     C.   Non-Accrual Policy . . . . . . . . Loan Portfolio and Non-
                                              performing Asset Analysis
                                              (page 10)

     D.   Interest Rate Sensitivity
          Analysis. . . . . . . . . . . . . .Interest Rate Sensitivity
                                               Analysis (page 13)

 II. Investment Portfolio

     A.   Book Values  . . . . . . . . . . . Notes to Consolidated Financial
                                              Statements, Note 3 (page 25)

     B.   Maturities . . . . . . . . . . . . Notes to Consolidated Financial
                                               Statements, Note 3 (page 25)

III. Loan Portfolio

     A.  Types of Loans . . . . . . . . . .  Loan Portfolio (page 9)


     B.  Maturities and Sensitivity to
          changes in Interest Rates  . . . . Loan Portfolio - Maturity distribution (page 9)
                                               Interest Rate Sensitivity
                                               Analysis (page 13)

     C.  Non-Performing assets . . . . . .   Non-Performing Assets (page 12)

Disclosure Required by Industry               Reference to the Corporation's
-------------------------------               ------------------------------
Guide 3                                       1998 Annual Report
-------                                       ------------------
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


 IV. Summary of Loan Loss Experience

     A.   Analysis of Loss Experience  . . . Allowance for Possible Loan
                                                Losses (page 7)

     B.   Allocation of Allowance for
          Loan Losses  . . . . . . . . . . . Allocation of the Allowance
                                                for Possible Loan Losses
                                                 (page 7)
  V. Deposits

     A.   Average Deposits . . . . . . . . . Average Daily Balances of
                                               Deposits (Page 11)


     B.   Maturity tables and outstanding
          balances, deposits $100,000 or
          more . . . . . . . . . . . . . . . Maturity of Certificates of
                                               Deposit of $100,000 or
                                               Greater (page 11)

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

    The Bank's market area is primarily located in portions of Delaware, Montgomery and Chester Counties in southeastern Pennsylvania. The greatest concentration of activity is within a limited radius of Bryn Mawr, Pennsylvania, the site of the Bank's main banking office. The Bank has five full service branch offices located in Havertown, Wayne, Wynnewood and Paoli, Pennsylvania and, during 1998, upgraded its limited service facility, located at One Tower Bridge in West Conshohocken Pennsylvania, to a full service branch. In addition, there are five limited service facilities located in life care communities in Waverly Heights, Martins Run, the Quadrangle, Beaumont at Bryn Mawr and Bellingham. During 1999, the Bank maintained a limited service branch at Radnor Corporate Center. The lease for this facility expired in December 1998 and was not renewed. Therefore, the Bank closed this limited service facility in December 1998. During 1998, the Bank's Investment Management and Trust Division moved from leased office space at Two Tower Bridge, West Conshohocken to new leased space at Four Tower Bridge in Conshohocken. During 1998. the Bank removed an automatic teller machine location at Villanova University. All facilities are located in Montgomery, Chester or Delaware Counties.

   The banking business is highly competitive and the Bank competes not only with other commercial banks but it also experiences competition from savings and loan associations, trust companies and credit unions for deposits and loans as well as from consumer finance companies, mortgage companies, insurance companies, stock brokerage companies and other entities providing one or more of the services and products offered by the Bank. All of those organizations must be considered competitors of the Bank.

   TCBM's market area is primarily located in southeastern Pennsylvania, New Jersey and Delaware, although the nature of tax consulting services permits TCBM to provide its services anywhere in the United States. TCBM leases office space from the Bank in the Bank's main office building, located in Bryn Mawr Pennsylvania. TCBM relocated from offices in Ardmore Pennsylvania in September 1998. TCBM's primary competition is from accounting and tax preparation firms.

   Insurance Counsellors' market area is primarily located in southeastern Pennsylvania, New Jersey and Delaware, although they are able to market and sell insurance products and services anywhere in the United States. Insurance Counsellors is housed in the main office building of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, Pennsylvania. Insurance Counsellors' primary competition is from insurance agencies and insurance agents.

   BMTC (Jersey)'s primary function is to provide the Bank's Investment Management and Trust Division's clients with the opportunity to participate in offshore trust related activity. Therefore, BMTC (Jersey)'s primary competition is from other financial institutions in the Bank's market area that offer similar offshore trust capabilities. BMTC (Jersey) maintains an office on the Island of Jersey, Channel Islands that is managed administratively for BMTC (Jersey) by The Royal Bank of Canada Trust Company (Jersey), Ltd.

   BM Brokerage's market area is primarily located in southeastern Pennsylvania, New Jersey and Delaware, although they are able to market and sell securities related products anywhere in the United States. BM Brokerage is housed in the main office building of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, Pennsylvania. BM Brokerage's primary competition is from brokerage firms, mutual funds and financial institutions offering similar kinds of securities related products.

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


                         REGULATION OF THE CORPORATION
                         -----------------------------

THE BANK HOLDING COMPANY ACT
----------------------------

   The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act limits the business of bank holding companies to banking, managing or control ling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may deter mine to be closely related to banking. The Corporation and its subsidiaries are subject to the supervision of the Federal Reserve Board and the Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations which implement the Act. The Federal Reserve Board also conducts inspections of the Corporation and each of its non-banking subsidiaries.

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

   The Act currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. Effective June 1, 1997, the Corporation's subsidiary Bank obtained the ability, subject to certain restrictions, including state opt-out provisions, to consolidate with one another or to acquire by acquisition or merger branches outside their home states. States may affirmatively opt-in to permit these transactions earlier, which Delaware, New Jersey and Pennsylvania, among other states, have done. The establishment of new interstate branches also will be possible in those states with laws that expressly permit it. Interstate branches will be subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT
-----------------------------------------------------------

   Following enactment by the United States Congress, on August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") became law. Although the more significant provisions of FIRREA relate to promoting the economic viability of thrift institutions through more stringent capital requirements and changes to the regulatory structure of such institutions, FIRREA also contains provisions that directly affect banks and bank holding companies, such as the Corpora tion. First, FIRREA abolished the Federal Savings and Loan Insurance Corporation and required the Federal Deposit Insurance Corporation (the "FDIC") to establish two separate funds, the Bank Insurance Fund ("BIF") to insure banks and the Savings Association Insurance Fund ("SAIF") to insure savings and loan associations. Second, FIRREA amended the Act to permit bank holding companies to acquire thrift institutions. Prior to FIRREA, bank holding companies were permitted to acquire only failing thrift institutions. Finally, FIRREA enhanced the authority of the regulatory authorities over financial institutions, including banks and bank holding companies, to regulate more effectively with the entire structure of a bank holding company.

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

                  PENNSYLVANIA LAWS AFFECTING THE CORPORATION
                  -------------------------------------------

PENNSYLVANIA ANTI-TAKEOVER LEGISLATION
--------------------------------------

   The Corporation is also subject to the Pennsylvania Business Corpo ration Law of 1988, as amended and the general business and other laws of the Commonwealth of Pennsylvania regulating corporations.

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

DEPARTMENT OF BANKING AND FEDERAL RESERVE BOARD REGULATIONS
-----------------------------------------------------------

   The Bank's operations are subject to certain requirements and restrictions under state and federal laws, including requirements to maintain reserves against deposits, limitations on the interest rates that may be paid on certain types of deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. These regula tions and laws are intended primarily for the protection of the Bank's depositors and customers rather than holders of the Corporation's stock.

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

   The Bank is insured by the FDIC, which currently insures the Bank's deposits to a maximum of $100,000 per deposit. For this protection, each insured bank pays a semiannual statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium.
The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. Under existing regulations the Bank, as a well capitalized financial institution, in 1998 and 1997, paid aggregate FDIC insurance premiums of $37,000 and $36,000, respectively. A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of opera tions and capital levels of the Bank or the Corporation.

DEPOSIT INSURANCE ASSESSMENT

   As a "well capitalized" financial institution the Bank was not assessed any BIF deposit premiums in 1996 by the FDIC. The Deposit Insurance Act of 1996 (the "Deposit Act") was enacted on September 30, 1996 to recapitalize the SAIF and requires banks, such as the Bank, which are well capitalized and insured by the BIF to share the burden of repaying certain outstanding bonds issued by SAIF in the late 1980s to address the savings and loan crisis. The Deposit Act mandates that the Bank, and the other BIF insured financial institutions, starting in 1997 must pay as a special deposit assessment of 4.2 basis points of its deposits until 2000 and then a special deposit insurance assessment of 2.4 basis points of its deposits from 2000 until 2017. The Bank estimates that its BIF insurance premium for 1999 will be $40,000.

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

RISK BASED CAPITAL GUIDELINES
-----------------------------

   The Federal Reserve Board has promulgated certain "Risk Based Capital Guidelines" which more narrowly define bank capital, as it relates to assets, than do prior regulatory guidelines. Under the new guidelines, various types of Corporation assets are assigned risk categories and weighted based on their relative risk. In addition, certain off balance sheet items are translated into balance sheet equivalents and also weighted according to their potential risk. The sum of both of these asset categories, referred to as Total Risk Weighted Assets, is then compared to the Corporation's total capital, providing a Tier I Capital

Ratio, under the new guidelines. A Tier II capital ratio is also computed for the Corporation, adding an allowable portion of the loan loss reserve to capital. Both the Tier I and Tier II ratios of the Corporation are in excess of those minimum capital ratios required as of December 31, 1998 by the regulators. The focus of the guidelines is to measure the Corporation's capital risk. The guidelines do not explicitly take into account other risks, such as interest rate changes or liquidity.

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

        TCBM is a wholly owned subsidiary of the Corporation, which provides tax planning and tax consulting services, and is subject to regulation and inspection by the Federal Reserve Board. Please refer to pages 5 and 6 of this Form 10-K for additional information about TCBM.

        BMTC (Jersey) is a wholly owned subsidiary of the Corporation, which provides offshore trust investing opportunities to the Bank's Investment Management and Trust Division clients, and is subject to regulation and inspection by the Federal Reserve Board. Please refer to pages 6 and 7 of this Form 10-K for additional information about BMTC (Jersey).

        BM Brokerage is a wholly owned subsidiary of the Corporation, which sells securities products, including mutual funds, annuities, individual stocks and bonds, and retirement plans through the Bank's branch system. BM Brokerage is subject to regulation and examination by the by the Federal Reserve Board. Please refer to page 7 of this Form 10-K for additional information about BM Brokerage.

   Bank Subsidiary

        Insurance Counsellors is a wholly owned subsidiary of the Bank, which sells insurance products, including all facets of casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance, accident and health insurance for groups and individuals and is subject to regulation and examination by the Pennsylvania Insurance Department and the Pennsylvania Department of Banking. Please refer to page 6 of this Form 10-K for additional information about Insurance Counsellors.

                                      ITEM 2.  PROPERTIES
                                      -------------------

   The headquarters of the Corporation and the main office of the Bank are located in a three story stone front office building, consisting of approximately 37,000 net usable square feet, located at the main intersection of Bryn Mawr, Pennsylvania, at Lancaster Avenue and Bryn Mawr Avenue. The main office of the Bank has been located in Bryn Mawr since its founding in 1889.
The Corporation acquired two additional properties during 1988, that is (i) a property contiguous to the Bank's main office and (ii) a property at 10 Bryn Mawr Avenue to house the Bank's Investment Management and Trust Division. The first property which is contiguous to the Bank's main office, houses an expanded drive-up facility and a meeting room and is subject to a mortgage as outlined in Note 6 to the Corporation's financial statements, on page 26 of the Financial Section its 1998 Annual Report. The second property became the location of the Bank's Investment Management and Trust Division in mid-December, 1989. A mortgage loan on the property at 10 Bryn Mawr Avenue, Bryn Mawr, Pennsylvania was paid off in March, 1997. The real property owned by the Corporation and the Bank, other than that contiguous to the Bank's main office,
is free and clear of all liens and encumbrances.    Below  is a schedule of all
properties owned or leased by the Corpora tion or its subsidiaries.

The Bank:
--------
                                                      Date Acquired
Current Banking Office               Address            or Opened
----------------------               -------          -------------

Main Office and Principal    801 Lancaster Avenue              1889
Place of Business (owned)    Bryn Mawr, PA 19010

Branch Office/Operations     330 E. Lancaster Avenue           1985
Center (owned)               Wayne, PA 19087

Branch Office/Admin.         18 W. Eagle Road                  1987
Office (owned)               Havertown, PA 19083

                                                        Date Acquired
Current Banking Office               Address              or Opened
----------------------               -------            -------------

Branch Office (owned)       312 E. Lancaster Avenue          1979
                            Wynnewood, PA 19096

Branch Office (owned)       N.E. Corner of Lancaster         1986
                            and Greenwood Avenues
                            Paoli, PA  19301

Branch Office (leased)      One Tower Bridge (1)             1995
Through July 31, 2001       West Conshohocken, Pa 19428

Branch Office (leased)      The Quadrangle (2)               1989
month to month basis        3300 Darby Road
                            Haverford, PA 19041-1095

Branch Office (leased)      Waverly Heights, Ltd. (2)        1986
month to month basis        Life Care Community
                            Gladwyne, PA 19035

Branch Office (leased)      Martins Run (2)                  1987
month to month basis        Life Care Community
                            11 Martins Run
                            Media, PA 19063

Branch Office (leased)      Bellingham (2)                   1991
through October 31, 2001    1615 East Boot Road
                            West Chester, PA 19380

Branch Office (leased)      Beaumont at Bryn Mawr (2)        1995
through April 16, 2001      Retirement Community
                            Bryn Mawr, PA 19010


Office Space (leased)         Four Tower Bridge (3)          1998
through October 1, 2008       One Fayette Street
                              Conshohocken, PA 19428

The Corporation:
----------------
                                                              Date Acquired
Other Facilities                    Address                     or Opened
----------------                    -------                   -------------

Walk-in Lobby, Drive-up      813 Bryn Mawr Avenue (4)              1988
Windows, Meeting Room        Bryn Mawr, PA 19010
(owned)

Office Building (owned)      10 Bryn Mawr Avenue (5)               1988
                             Bryn Mawr, PA 19010

Tax Counsellors of Bryn Mawr, Inc.:
-----------------------------------

Office Space (leased)        801 Lancaster Avenue (6)              1998
month-to-month basis         Bryn Mawr, PA 19010

     (1) This branch is on the lobby level of an office building and has been established to primarily meet the needs of the occupants of the office building and the surrounding community. There is an automatic teller machine located within the facility. The lease is for 705 square feet and expires on July 31, 2001.

     (2) This branch office has been established primarily to meet the needs of the residents of the Life Care Community in which it is located.

     (3) This lease is for 1,250 square feet of office space to house the Investment Management and Trust Division's Investment Counsellors of Bryn Mawr ("ICBM"). ICBM was established in January 1996 to provide investment advisory services to both existing and new clients of the Investment Management and Trust Division. The lease expires on October 1, 2008.


     (4) This property is contiguous to the Bank's main office, originally housed a gas station, which was demolished. This property houses a walk-in lobby, expanded drive-up facility and a meeting room, put in service in August, 1990.

     (5) This property became the new location of the Bank's Investment Management Trust Division, in mid-December, 1989. The Corporation leased the property to the prior owners on a month-to-month basis through June, 1989.

     (6) This lease is for 350 square feet of office space to house TCBM's staff. The lease is on a month-to-month basis.

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

                                    PART II
                                    -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                        AND RELATED STOCKHOLDER MATTERS
                        -------------------------------

   The information required by this Item 5 is incorporated by reference to the information appearing under the caption "Price Range of Shares" on page 36 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998.


                        ITEM 6.  SELECTED FINANCIAL DATA
                        --------------------------------

   The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 1 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998.


           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

   The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Result of Operations" on pages 2 to 17 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             ----------------------------------------------------

   The financial statements and the auditor's report thereon and supplementary data required by this Item 8 are incorporated by reference on pages 17 to 35 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998.

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

   Executive Officers of the Corporation.  Below is certain information with
   -------------------------------------
respect to the executive officers of the Corporation and Bank as of March 1, 1999:

                                AGE AS OF         OFFICE WITH THE
NAME                          MARCH 1, 1999   CORPORATION AND/OR BANK
----                          -------------   -----------------------
Robert L. Stevens                   61        Chairman, President and
                                              Chief Executive Officer
                                              Director of Corporation
                                              and Bank

Samuel C. Wasson, Jr.               60        Secretary and Director of
                                              Corporation and Bank and
                                              Vice Chairman of Bank

Joseph W. Rebl                      54        Treasurer of Corporation
                                              and Senior Vice
                                              President- Finance,
                                              Treasurer & Chief
                                              Financial Officer of Bank

Robert J. Ricciardi                 50        Vice President of the
                                              Corporation and Executive
                                              Vice President and Chief
                                              Credit Policy Officer

Paul M. Kistler, Jr.                62        Senior Vice President of
                                              Bank- Human Resources,
                                              Facilities, Security and
                                              Compliance

Thomas M. Petro                     40        Senior Vice President of
                                              Bank-  Community Banking

                                   AGE AS OF           OFFICE WITH THE
      NAME                       MARCH 1, 1999     CORPORATION AND/OR BANK
      ----                       -------------     -----------------------

Peter H. Havens                        44          Executive Vice President
                                                   of Bank- Investment
                                                   Management and Trust  and
                                                   Director of  Bank and
                                                   Corporation

Leo M. Stenson                         48          Senior Vice President and
                                                   Auditor of Bank

Joseph G. Keefer                       40          Senior Vice President
                                                   and Chief Lending Officer

Alison E. Gers                         41          Senior Vice President
                                                   Marketing

June M. Falcone                        32          Senior Vice
                                                   President- Banking
                                                   Operations

William R. Mixon                       52          Senior Vice President-
                                                   Information Systems & Chief
                                                   Technology Officer


Mr. Stevens was employed by the Bank in 1960 and elected an Assistant Treasurer in 1962. He was elected an Executive Vice President with responsibility for lending functions in 1968. He was elected a director in 1974 and was elected President and Chief Executive Officer of the Bank, effective January 1, 1980. Upon the formation of the Corporation in 1986, he was appointed the President and Chief Executive Officer and a director. In December, 1995, Mr. Stevens was appointed Chairman, President and Chief Executive Officer of the Bank and Corporation. In early 1998 Mr. Wasson assumed responsibility for the information systems and banking operations functions.

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

     Mr. Rebl was employed by the Bank and elected its Comptroller in 1981. He was elected Vice President and Comptroller in 1983 and Senior Vice President in 1987. Upon the formation of the Corporation in 1986, Mr. Rebl was elected Treasurer of the Corporation. In 1992, Mr. Rebl was designated the Bank's Senior Vice President - Finance. In 1994, Mr. Rebl was designated Treasurer of the Bank. In 1999, Mr. Rebl was designated Chief Financial Officer of the Bank.

     Mr. Kistler was retained by the Bank as a human resources consultant in November 1992 and was appointed Senior Vice President of Human Resources, Facilities in January 1993, in April 1993 assumed responsibility for the Bank's marketing function and in August, 1996, Mr. Kistler assumed responsibility for the information systems and banking operations and turned over responsibility for the Bank's marketing function to Mr. Petro. In early

1998, Mr. Kistler turned over responsibility for the information systems and banking operations areas to Mr. Wasson. In September, 1998, Mr. Kistler assumed responsibility for the Bank's Compliance and Security functions. From 1976 to 1992, Mr. Kistler was employed by Philadelphia National Bank (now merged into First Union Bank, N.A.) in various capacities including Senior Vice President-Human Resource Manager, Secretary of the Board of Directors, CoreStates Financial Corporation as Manager and CoreSearch as a consultant.

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

     Mr. Havens was employed by the Bank on May 1, 1995 as the Executive Vice President in charge of the Investment Management and Trust Division of the Bank. Prior to joining the Bank, Mr. Havens was manager of Kewanee Enterprises, a private investment company since April of 1982. Mr. Havens has been a director of the Bank and the Corporation since 1986. In March 1999, Mr. Havens resigned as Executive Vice President of the Bank and as a Director of BMBC and the Bank.

     Mr. Stenson was employed by the Bank as Auditor in 1982, was elected Vice President and Auditor in 1987 and was formerly an Assistant Vice President of Western Savings Bank. In December, 1996, Mr. Stenson was elected Senior Vice President and Auditor. In September, 1998, Mr. Stenson turned over responsibility for the Bank's Compliance and Security function to Mr. Kistler.

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

     Ms. Gers was employed by the Bank as Senior Vice President- Marketing in May 1998. Prior to her employment by the Bank, she was Executive Vice President of CoreStates Bank, NA from July 1995 until May 1998, having responsibility for retail and small business marketing, advertising and product development. From February 1988 until August 1992, Ms. Gers was Senior Vices President of Home Unity Savings Bank, having responsibility for retail banking. From January 1986 to October 1987, she was Marketing Director for Colonial Penn Group. From February 1983 until January 1986, she was Product Manager for 3rd party life and health insurance products for National Liberty Marketing.

     Ms. Falcone was employed by the Bank as a Junior Accountant in the Comptrollers' Department in February 1989. She was appointed Assistant Comptroller in January 1991. She became Assistant Vice President, having responsibility for deposit accounting in December 1992. In August 1994, Ms. Falcone was appointed Vice President. In October 1996 she was appointed Group Vice President. Ms. Falcone assumed responsibility for the Bank's Cash Management and Electronic Services department in January 1997. She was appointed Senior Vice President- Banking Operations, Cash Management and Electronic Services in November 1997.

     Mr. Mixon was employed by the Bank in June 1969 as a teller. He was appointed Assistant Treasurer in the Bank's Community Banking Division in January 1974. In January 1976, he was appointed Assistant Vice president. In September 1983, Mr. Mixon was appointed Vice President. He assumed responsibility for the Bank's Operations Department in January 1986. In 1995, he was appointed Group Vice president in charge of Information Systems. In March 1997, he was appointed Senior Vice President- Information Systems. In January 1999, he was also made the Bank's Chief Technology Officer.

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

                                    PART IV
                                    -------
               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               -------------------------------------------------
                            AND REPORTS ON FORM 8-K
                            -----------------------
(a)  The following exhibits are filed as a part of this report.
     EXHIBIT TABLE
     -------------
     3 - Articles of Incorporation and By-Laws
     -----------------------------------------
     (A) Articles of Incorporation, effective August 8, 1986, are incorpo rated by reference to Form S-4 of the Registrant, No. 33-9001.
     (B) By-Laws of the Registrant, as amended July 20, 1990, is incorpo rated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission on March 26, 1991.

     4 - Instruments defining the rights of security holders
     -------------------------------------------------------
     Articles of Incorporation and By-Laws:  See Item 3(A) & (B) above.
     10 - Material Contracts
     -----------------------
     (A) Agreement dated December 31, 1990, between The Bryn Mawr Trust Company and Mellon Bank, N.A. is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commis sion on March 26, 1991.
     (B) Mortgage dated December 16, 1988 between Fidelity Mutual Life Insurance Company and Bryn Mawr Bank Corporation is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission on March 28, 1990.
     (C) Mortgage dated May 18, 1988 between John A. Sparta and Helen M. Sparta of the one part and Bryn Mawr Bank Corporation of the other part, is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commissions on March 28, 1990.

     (D) Agreement dated December 20, 1990 between Bryn Mawr Bank Corporation and Profit Research Consulting, Inc., is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commissions on March 28, 1990.
     (E) Letter of Understanding dated December 20, 1990, between Bryn Mawr Bank Corporation and Profit Research Group, Inc., is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commissions on March 28, 1990.
     (F) License Agreement dated December 20, 1990, between Profit Research Consulting, Inc. and Profit Research Group, Inc., is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commissions on March 28, 1990.
     (G) The Bryn Mawr Bank Corporation Amended and Restated 1986 Stock Option and Stock Appreciation Plan, is hereby incorporated by reference to the Corporation's Proxy Statement dated March 14, 1994 and filed with the Commission as Appendix A to the Proxy Statement on March 15, 1994.
     (H) License Agreement dated December 30, 1994, between Bryn Mawr Bank Corporation and FIserv Cir, Inc. is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission on March 31, 1995.
     (I) The Bryn Mawr Bank Corporation Non-Employee Plan, is hereby incorporated by reference to the Directors Stock Option Corporation's Proxy Statement dated March 10, 1995 and filed with the Commission as Appendix A to the Proxy Statement on March 10, 1995.
     (J) The Bryn Mawr Bank Corporation 1998 Stock Option Plan, is hereby incorporated by reference to the Corporation's Proxy Statement dated March 2, 1998 and filed with the Commission as Exhibit A to The Bryn Mawr Bank Corporation 1998 Stock Option the Proxy Statement.

     (K) Agreement dated May 2, 1997, between The Bryn Mawr Trust Company and Marshall and Ilsley Corporation, to provide data processing services to the Bank's Investment Management and Trust Division is incorporated by reference into this filing of the Corporation's Form 10-K.
     (L) Agreement dated January 1, 1999 between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services Group, Inc., to provide brokerage support services to BM Brokerage is ncorporated by reference into this filing of the Corporation's Form 10-K.


13. - Annual Report to Security Holders
      ---------------------------------

     The Registrant's 1998 Annual Report to Shareholders is attached herewith as
     Exhibit 13. Such Annual Report, except for the portions thereof that are expressly incorporated by reference herein, is only furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as a part of this Form 10-K.

22 - Subsidiaries of the Registrant
     ------------------------------

                  Name                        State of Incorporation
                  ----                        ----------------------
     The Bryn Mawr Trust Company                   Pennsylvania
     Bryn Mawr Financial Services, Inc.            Pennsylvania
     Tax Counsellors of Bryn Mawr, Inc.            Pennsylvania
     The Bryn Mawr Trust Company (Jersey), Ltd.    Island of Jersey,
                                                   Channel Islands
     Bryn Mawr Brokerage Co., Inc.                 Pennsylvania

23 - Consent of Experts
     ------------------
     Consent of Independent Accountants filed herewith as Exhibit 23.

99 - Portions of the Proxy Statement
     -------------------------------
     Excerpts from the Registrant's Proxy Statement for its 1999 Annual Meeting to be held on April 20, 1999 are filed herewith as Exhibit 99.

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
             -----------------------------------------------------


The report of Independent Certified Public Accountants as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation and related notes is incorporated by reference to page 35 of the Financial Section of the Corporation's 1998 Annual Report to Shareholders.

Consolidated Financial Statements and related notes are incorporated by reference to the Financial Section of the Corporation's 1998 Annual Report to Shareholders, and may be found on the pages of said Report as indicated in the parenthesis:

          Balance Sheets, December 31, 1998 and 1997 (page 18)

          Statements of Income for the years ended December 31, 1998, 1997 and 1996 (page 19)

          Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996 (page 21)

          Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996 (page 22)

          Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 (page 20)

          Notes to Financial Statements (pages 23 to 34)


Supplementary Data:

Quarterly Results of Operations are incorporated by reference to the in formation under the caption "Selected quarterly financial data (unaudited)", in Note 14 on page 32 of the Financial Section of the Corporation's Annual Report to Shareholders for the fiscal years ended December 31, 1998 and 1997.

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.


Exhibits:

For information regarding exhibits, including those incorporated by refer ence, see pages 45 through 49 of this report.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

               NAME                      TITLE                    DATE
               ----                      -----                    ----

  /s/ Robert L. Stevens          Chairman, President         March 24,  1999
 ----------------------------    and Chief Executive               --
        Robert L. Stevens        Officer (Principal Executive
                                 Officer) and Director


  /s/ Joseph W. Rebl             Treasurer (Principal        March 24, 1999
 ----------------------------    Financial and Principal           --
        Joseph W. Rebl           Accounting Officer)


  /s/ Richard B. Cuff            Director                    March 25, 1999
 ----------------------------                                      --
        Richard B. Cuff


                                 Director                    March ___, 1999
 ----------------------------
        Warren W. Deakins


  /s/ John D. Firestone          Director                    March 25, 1999
 ----------------------------
        John D. Firestone


                                 Director                    March ___, 1999
 ----------------------------
        William Harral III



  /s/ Wendell F. Holland         Director                    March 24, 1999
 ---------------------------                                       --
        Wendell F. Holland



  /s/ Sherman R. Reed, 3rd       Director                    March 26, 1999
 ----------------------------                                      --
        Sherman R. Reed, 3rd

             NAME                        TITLE                       DATE
             ----                        -----                       ----


 /s/ Phyllis M. Shea                    Director                March 24, 1999
-------------------------------                                       --
          Phyllis M. Shea

 /s/ B. Loyall Taylor, Jr.              Director                March 24, 1999
-------------------------------                                       --
          B. Loyall Taylor, Jr.

                                        Director                March   , 1999
-------------------------------                                       --
          Nancy J. Vickers

 /s/ Samuel C. Wasson, Jr.              Director                March 26, 1999
-------------------------------                                       --
          Samuel C. Wasson, Jr.

 /s/ Thomas A. Williams                 Director                March 24, 1999
-------------------------------                                       --
          Thomas A. Williams

                                                     Commission File No. 0-15261





                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


--------------------------------------------------------------------------------


                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                    THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Year Ended December 31, 1998


--------------------------------------------------------------------------------


              B R Y N   M A W R   B A N K   C O R P O R A T I O N


                                E X H I B I T S