Form 10-Q
period 1999-03-31
BRYN MAWR BANK CORP
filed 1999-05-12
CIK 802681

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 1999                                 Commission File
Number            --------------                                         0-15261
                                                                         -------

                           Bryn Mawr Bank Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          23-2434506
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             identification No.)

    801 Lancaster Avenue, Bryn Mawr, Pennsylvania                  19010
--------------------------------------------------------------------------------
      (Address of principal executive offices)                   (ZipCode)

Registrant's telephone number, including area code (610) 525-1700
                                                   --------------

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

                                Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

          Class                                 Outstanding at April 29, 1999
--------------------------                                 4,364,805
Common Stock, par value $1

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                          QUARTER ENDED March 31, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

            Consolidated Statements of Income for the three
                  months ended March 31, 1999 and 1998..................Page 1

            Consolidated Balance Sheets as of March 31, 1999,
                  December 31, 1998 and March 31, 1998..................Page 2

            Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1999 and 1998..................Page 3

            Consolidated Statements of Comprehensive Income for
                  the three months ended March 31, 1999 and 1998........Page 4

            Notes to Consolidated Financial Statements..................Page 5

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS............Page 10

PART II - OTHER INFORMATION............................................Page 21

                          PART I. FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)
                                    Unaudited

                                                                 Three Months Ended
                                                                       March 31
                                                                 1999          1998*
                                                              ----------    ----------
Interest income:
    Interest and fees on loans ............................   $    5,727    $    5,552
    Interest on federal funds sold ........................          233           220
    Interest on interest bearing deposits with banks ......           44            30
    Interest and dividends on investment securities:
      U.S. Treasury securities ............................          102           189
      U. S. Government Agency securities ..................          455           339
      Obligations of states and political subdivisions ....           51            51
      Dividend income .....................................           20            19
                                                              ----------    ----------
Total interest and dividend income ........................        6,632         6,400

Interest expense on deposits ..............................        1,344         1,528
                                                              ----------    ----------
Net interest income .......................................        5,288         4,872
Loan loss provision .......................................           63            25
                                                              ----------    ----------
Net interest income after loan loss provision .............        5,225         4,847
                                                              ----------    ----------
Other income:
    Fees for Trust services ...............................        2,418         2,178
    Service charges on deposits ...........................          276           267
    Other service charges, commissions and fees ...........          313           290
    Net gain on sale of loans .............................          350           365
    Net gain on sale of other real estate owned ...........            0            86
    Other operating income ................................        1,303           239
                                                              ----------    ----------
Total other income ........................................        4,660         3,425
                                                              ----------    ----------
Other expenses:
    Salaries and wages ....................................        3,412         2,896
    Employee benefits .....................................          662           550
    Occupancy and bank premises ...........................          407           321
    Furniture, fixtures, and equipment ....................          510           400
    Other operating expenses ..............................        2,052         1,489
                                                              ----------    ----------
Total other expenses ......................................        7,043         5,656
                                                              ----------    ----------
Income before income taxes ................................        2,842         2,616
Applicable income taxes ...................................        1,000           870
                                                              ----------    ----------
Net Income ................................................   $    1,842    $    1,746
                                                              ----------    ----------
Earnings per common share .................................   $     0.42    $     0.40
Earnings per common share- assuming dilution ..............   $     0.40    $     0.38
Cash dividends declared ...................................   $     0.15    $    0.115

Weighted-average shares outstanding .......................    4,381,205     4,355,158
Dilutive potential common shares ..........................      225,855       221,876
                                                              ----------    ----------
Adjusted weighted-average shares ..........................    4,607,060     4,577,034

The accompanying notes are an integral part of the consolidated financial statements.
* Reclassified for comparative purposes.


                                    Form 10-Q

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                       March 31,    December 31,   March 31,
                                                                                         1999          1998          1998
                                                                                      (Unaudited)                 (Unaudited)
                                                                                      --------------------------------------
Assets
Cash and due from banks ...........................................................   $  20,651     $  19,810     $  18,843
Interest bearing deposits with banks ..............................................         143         5,150           171
Federal funds sold ................................................................      15,223        20,372        10,600
Investment securities available for sale, at market (amortized cost of $40,044,
     $50,824 and $41,300 as of March 31, 1999,
     December 31, 1998 and March 31, 1998, respectively) ..........................      40,042        50,976        41,376
Loans:
     Consumer .....................................................................      69,293        68,078        75,042
     Commercial ...................................................................      92,941        89,368        83,867
     Real Estate ..................................................................     131,403       123,739       113,470
                                                                                      ---------     ---------     ---------
         Total loans ..............................................................     293,637       281,185       272,379
     Less: Allowance for loan losses ..............................................      (4,124)       (4,100)       (4,054)
                                                                                      ---------     ---------     ---------
         Net loans ................................................................     289,513       277,085       268,325
                                                                                      ---------     ---------     ---------
Premises and equipment, net .......................................................      12,406        12,209        11,695
Accrued interest receivable .......................................................       2,108         2,069         2,134
Goodwill ..........................................................................       3,432             0             0
Other real estate owned ...........................................................         312           271            25
Other assets ......................................................................       5,577         3,898         2,165
                                                                                      ---------     ---------     ---------
         Total assets .............................................................   $ 389,407     $ 391,840     $ 355,334
                                                                                      =========    ==========     =========

Liabilities
Deposits:
     Demand, noninterest-bearing ..................................................   $  89,496     $  88,937     $  82,252
     Savings ......................................................................     185,563       189,695       167,807
     Time .........................................................................      60,318        63,725        60,430
                                                                                      ---------     ---------     ---------
         Total deposits ...........................................................     335,377       342,357       310,489

Other liabilities .................................................................       9,449         7,262         5,296
                                                                                      ---------     ---------     ---------
         Total liabilities ........................................................     344,826       349,619       315,785
                                                                                      ---------     ---------     ---------

Shareholders' equity
Common stock, par value $1; authorized 25,000,000 shares at March 31, 1999 and
     December 31, 1998 and 5,000,000 shares at March 31, 1998; issued 5,147,065,
     5,067,078 and 2,522,139 shares as of March 31, 1999, December 31, 1998 and
     March 31, 1998, respectively and outstanding 4,369,805, 4,303,818 and
     2,166,369 shares as of March 31, 1999, December 31, 1998
     and March 31, 1998, respectively .............................................       5,147         5,067         2,522
Paid-in capital in excess of par value ............................................       4,042         2,478         4,636
Unrealized investment appreciation
     (depreciation) net of deferred income taxes ..................................          (1)          100            50
Retained earnings .................................................................      40,986        39,791        36,191
                                                                                      ---------     ---------     ---------
                                                                                         50,174        47,436        43,399
Less: Common stock in treasury at cost -- 777,260, 763,260 and
     355,770 shares as of March 31, 1999, December 31, 1998
     and March 31, 1998, respectively .............................................      (5,593)       (5,215)       (3,850)
                                                                                      ---------     ---------     ---------
     Total shareholders' equity ...................................................      44,581        42,221        39,549
                                                                                      ---------     ---------     ---------
     Total liabilities and shareholders' equity ...................................   $ 389,407     $ 391,840     $ 355,334
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


                                    Form 10-Q

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                    Unaudited

                                                                    Three Months Ended
                                                                         March 31
                                                                  ---------------------
                                                                    1999         1998*
                                                                  --------     --------
Operating activities:
Net Income ....................................................   $  1,842     $  1,746
Adjustments to reconcile net income to net cash  provided by operating activities:

   Provision for loan losses ..................................         63           25
   Provision for depreciation and amortization ................        305          358
   Gain on sale of other real estate owned ....................          0          (86)
   Loans originated for resale ................................    (29,477)     (36,303)
   Proceeds from loans sold ...................................     26,911       35,558
   Gain on sale of loans ......................................       (351)        (365)
   Provision for deferred income taxes (benefit)  .............        (24)          49
   Increase in interest receivable ............................        (39)         (95)
   (Decrease) increase in interest payable ....................        (53)         181
   Other ......................................................        963         (839)
                                                                  --------     --------
      Net cash  provided by operating activities ..............        140          229
                                                                  --------     --------
Investing activities:
Purchases of investment securities ............................    (35,875)      (4,743)
Proceeds from maturities of investment securities .............     44,800            0
Proceeds from calls of fixed income securities ................      2,000        4,000
Loan (originations) repayments, net ...........................     (1,714)       4,077
Loans purchased (dealer loans) ................................     (7,860)      (7,071)
Capitalized cost of OREO ......................................        (41)           0
Purchases of premises and equipment ...........................       (558)        (203)
                                                                  --------     --------
      Net cash provided (used) by investing activities ........        752       (3,940)
                                                                  --------     --------
Financing activities:
Net decrease in demand and savings deposits ...................     (3,573)     (16,868)
Net decrease in time deposits .................................     (3,407)      (1,449)
Dividends paid ................................................       (647)        (501)
Proceeds from issuance of common stock ........................          0           50
Purchase of treasury stock ....................................       (378)      (1,083)
Cost of acquiring new subsidiaries ............................     (2,195)           0
Repayment of mortgage debt ....................................         (7)          (6)
                                                                  --------     --------
      Net cash used by financing activities ...................    (10,207)     (19,857)
                                                                  --------     --------
Decrease  in cash and cash equivalents ........................     (9,315)     (23,568)
Cash and cash equivalents at beginning of period ..............     45,332       53,182
                                                                  --------     --------
Cash and cash equivalents at end of period ....................   $ 36,017     $ 29,614
                                                                  --------     --------

Supplemental cash flow information:
   Income taxes paid ..........................................   $      0     $    548
   Interest paid ..............................................   $  1,397     $  1,347

The accompanying notes are an integral part of the consolidated financial statements.
* Reclassified for comparative purposes.


                                    Form 10-Q

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In Thousands)
                                    Unaudited

                                                      Three Months Ended
                                                          March 31
                                                       1999       1998
                                                     -------    -------
Net Income .......................................   $ 1,842    $ 1,746
Other comprehensive income:
      Unrealized holding gains (losses) on
          available-for-sale securities ..........      (153)       (17)
      Deferred income tax (benefit) expense on
          unrealized holding gains (losses) on
          available for sale securities ..........        52          5
                                                     -------    -------
Comprehensive net income .........................   $ 1,741    $ 1,734
                                                     =======    =======

The accompanying notes are an integral part of the consolidated financial statements.


                                    Form 10-Q

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)

1. Unaudited Interim Results:

      The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of March 31, 1999 and 1998, the consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998, the related consolidated statements of income for the three month periods ended March 31, 1999 and 1998 and the related consolidated statements of comprehensive income for the three month periods ended March 31, 1999 and 1998 are unaudited.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 1998 Annual Report incorporated in the 1998 Form 10-K (Exhibit #13).

2. Earnings Per Common Share:

      Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1998 Annual Report incorporated in the 1998 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three month periods ended March 31, 1999 and 1998.

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


                                    Form 10-Q

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

      When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and impaired loan. All of the Corporation's impaired loans, which amounted to $1,752,000, $1,718,000 and $3,361,000 at March 31, 1999, December 31, 1998 and March 31, 1998,
respectively, were put on a nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were put on nonaccrual status, was reversed from income.

      Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of March 31, 1999, December 31, 1998


                                    Form 10-Q
and March 31, 1998, no impaired loans were measured using the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $1,752,000, $1,718,000, and $3,361,000, respectively.

      If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses. All impairment reserves established in either 1999 or 1998 were allocated from the existing reserve for loan losses. As of March 31, 1999, December 31, 1998 and March 31, 1998, there were $1,013,000, $935,000 and
$2,203,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at March 31, 1999, December 31, 1998 and March 31, 1998 was $278,000, $300,000 and
$300,000, respectively. Impaired loans for which no loan loss allowance was allocated amounted to $739,000, $783,000 and $1,158,000 at March 31, 1999,
December 31, 1998 and March 31, 1998, respectively. Average impaired loans as of March 31, 1999, December 31, 1998 and March 31, 1998 amounted to $1,797,000,
2,820,000 and $3,218,000, respectively.

      When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either quarter ended March 31, 1999 or 1998. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no loans considered impaired were removed from the impaired loan status, during the first quarter of either 1999 or 1998.

      Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.


                                    Form 10-Q

6. Allowance for Possible Loan Losses:

      The summary of changes in the allowance is as follows:

                                             three months ended      year ended
                                                   March 31,        December 31,
                                              1999         1998         1998
                                            -------      -------      -------
Balance, Beginning of period                $ 4,100      $ 4,074      $ 4,074
                                            -------      -------      -------
Charge-offs:
      Consumer                                  (46)         (27)        (179)
      Commercial and industrial                   0            0          (64)
      Real estate                                 0          (26)          (0)
                                            -------      -------      -------

            Total charge-offs                   (46)         (53)        (243)
                                            -------      -------      -------
Recoveries:
      Consumer                                    7            3           19
      Commercial and industrial                   0            0          100
      Real estate                                 0            5            0
                                            -------      -------      -------
            Total recoveries                      7            8          119
                                            -------      -------      -------
            Net (charge-offs)/recoveries        (39)         (45)        (124)

Provision for loan losses                        63           25          150
                                            -------      -------      -------
Balance, End of period                      $ 4,124      $ 4,054      $ 4,100
                                            =======      =======      =======

8. Acquisition of New Subsidiaries:

During the first quarter of 1999, the Corporation acquired CDC Capital Management, Inc. ("CDC") and Joseph W. Roskos & Co. ("JWR & Co."). CDC is an investment advisory firm, providing services to its client base regarding alternative investment managers. JWR & Co. is a firm that provides family office business services, including accounting, consulting, tax services and fiduciary support for high-net-worth individuals. CDC was acquired for $281,000 in Corporation stock, to be paid out over a two year period. The purchase method of accounting was used for this acquisition and the transaction added $177,000 of goodwill to the Corporations books. JWR & Co. was acquired for $4,195,000, of which $2,000,000 was paid in Corporation stock and $2,195,000 was paid in cash. The purchase method of accounting was used for this acquisition and the transaction added $3,300,000 in goodwill to the Corporation's books. As a result of these acquisitions, goodwill of $3,477,000 was added to the Corporations books. The amortization period for goodwill ranges from 10 years to a maximum of 20 years. Goodwill expense for the first quarter of 1999 amounted to $46,000.


                                    Form 10-Q

7. Segment Information:

The Corporation's principal operating segments are structured around the finanical services provided its customers. The banking segment gathers deposits and makes funds available for loans to its customers. The Bank's Investment Management and Trust segment provides both corporate and individual investment management and trust products and services. The Bank's mortgage banking segment originates and sells residential mortgage loans to the secondary mortgage market. Bryn Mawr Bank Corporation and all other subsidiaries are aggregated under the "All Other" heading.

Segment information for the three months ended March 31, 1999 and 1998 is as follows:

                              -------------------------------------------------------------
                                                          1999
                                                      Mortgage         All
                              Banking        Trust     Banking        Other    Consolidated
                              -------------------------------------------------------------
Net interest income             5,288           --          --           --           5,288
Less Loan loss provision           63           --          --           --              63
                              -------------------------------------------------------------
Net interest inocme after
      loan loss provision       5,225           --          --           --           5,225

Other income:
   Fees for investment
      management and trust
      services                     --        2,418          --           --           2,418
   Other income                   627                      530        1,085           2,242
                              -------------------------------------------------------------
Total other income                627        2,418         530        1,085           4,660

Other expenses:
   Salaries and benefits        2,368          949         169          588           4,074
   Occupancy                      704          128          39           46             917
   Other operating expense      1,301          237          78          436           2,052
                              -------------------------------------------------------------
Total other expense             4,373        1,314         286        1,070           7,043
                              -------------------------------------------------------------

Segment profit (loss)           1,479        1,104         244           15           2,842

Intersegment (revenues)
   expenses*                       (1)          59                      (58)              0
                              -------------------------------------------------------------
Segment profit after
   eliminations                 1,478        1,163         244          (43)          2,842
                              -------------------------------------------------------------

% of segment profit (loss)         52%          41%          9%         -2%             100%
                              -------------------------------------------------------------

                              -------------------------------------------------------------
                                                          1998
                                                      Mortgage         All
                              Banking        Trust     Banking        Other    Consolidated
                              -------------------------------------------------------------
Net interest income             4,872           --          --           --           4,872
Less Loan loss provision           25           --          --           --              25
                              -------------------------------------------------------------
Net interest inocme after
      loan loss provision       4,847           --          --           --           4,847

Other income:
   Fees for investment
      management and trust
      services                     --        2,178          --           --           2,178
   Other income                   632          525          90        1,247
                              -------------------------------------------------------------
Total other income                632        2,178         525           90           3,425

Other expenses:
   Salaries and benefits        2,313          850         149          134           3,446
   Occupancy                      632           90          10          (11)            721
   Other operating expense      1,109          216          88           76           1,489
                              -------------------------------------------------------------
Total other expense             4,054        1,156         247          199           5,656
                              -------------------------------------------------------------

Segment profit (loss)           1,425        1,022         278         (109)          2,616

Intersegment (revenues)
   expenses*                       (1)          59                      (58)              0
                              -------------------------------------------------------------
Segment profit after
   eliminations                 1,424        1,081         278         (167)          2,616
                              -------------------------------------------------------------

% of segment profit (loss)         54%          41%         11%         -6%             100%
                              -------------------------------------------------------------

* Intersegment revenues consist of rental payemnts to Bryn Mawr Bank Corporation from its subsidiaries. Intersegment expenses consist of a $1,000 management fee, paid by Bryn Mawr Bank Corporation to the Bank.


                                    Form 10-Q

Item 2.

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the three months ended March 31, 1999 and 1998, as well as the financial condition of the Corporation as of March 31, 1999, December 31, 1998 and March 31, 1998. The Bryn Mawr Trust Company (the "Bank") The Bryn Mawr Trust Company (Jersey), Ltd. ("Jersey")and Tax Counsellors of Bryn Mawr, Inc. ("TCBM") are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") is a wholly-owned subsidiary of the Bank. In December of 1998, the Corporation formed a wholly-owned subsidiary, Bryn Mawr Brokerage Company, Inc. ("BM Brokerage") to offer securities products to its customers through the Bank's branch system. The Corporation acquired two new subsidiaries during the first quarter of 1999, CDC Capital Management, Inc. ("CDC") and Joseph W. Roskos & Co. ("JWR & Co."). CDC is an investment advisory firm, providing services to its client base regarding alternative investment managers. JWR & Co. is a firm that provides family office business services, including accounting, consulting, tax services and fiduciary support for high-net-worth individuals.

RESULTS OF OPERATIONS

      The Corporation reported net income of $1,842,000 for the three months ended March 31, 1999, a 5% increase over $1,746,000 reported for the same period in 1998. During 1998, the Bank reported net gains on the sale of other real estate owned ("OREO") of $86,000 and a recovery of $144,000 in disputed legal fees from a prior loan settlement (the "Non-recurring Items"). Exclusive of these Non-recurring Items, which added $152,000 to net income on an after tax basis in 1998, the Corporation's earnings grew by 16% over 1998 earnings. Earnings per common share amounted to $0.42, a 5% increase over $0.40 reported for the first quarter of 1998. Earnings per common share, assuming dilution were $0.40 and $0.38, respectively.

      Exclusive of the after tax effect of the Non-recurring Items, the increase in earnings, for the first three months of 1999 over the same period in 1998 may be attributed to a number of factors, including an increase in net interest income, up 8% over the first three months of 1998 and an increase of 40% in other income, primarily due to growth in new revenue streams provided by the acquisition or start-up of the new subsidiaries referred to previously. Other expenses, exclusive of the Nonrecurring Items, rose 22% for the first three months of 1999 compared to the same period in 1998.

      Average outstanding loan balances for the first three months of 1999 grew 6% from average daily outstanding loan balances for the first three months of 1998. Average outstanding investment security balances grew by 16%. The increases in both average loan balances and average investment balances were partially funded by a 9% increase in average daily outstanding deposit balances. The majority of the growth in average daily outstanding deposits occurred in transaction based accounts. Average daily outstanding balances of non-interest bearing demand deposit accounts and NOW accounts were up 9% and


                                   Form 10-Q

20%, respectively.

      The prime rate decreased by 75 basis points from 8.5% at March 31, 1998 to 7.75% at March 31, 1999. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. The overall annualized yield on earning assets decreased by 50 basis points, from 7.9% at March 31, 1998 to 7.4% for the same period in 1999.

      The decrease in the prime rate over the prior twelve month period was directly attributable to a decrease in the yield on variable rate loans, tied to the prime rate. This decrease in the overall yield on loans was primarily responsible for the 50 basis point decrease in the yield on earning assets. In an effort to mitigate the effect of the decline in the yield on earning assets, Bank management lowered interest rates paid on deposits during the first quarter of 1999. Compared to the same quarter of 1998, the average cost of funds for the respective periods decreased 38 basis points, from 1.98% in 1998 to 1.60% in 1999. The result was an decrease in the Bank's annualized net interest margin, to 5.88% for the first three months of 1999 compared to 5.97% for the same period in 1998. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.

NET INTEREST INCOME

      For the three months ended March 31, 1999, net interest income rose 9% to $5,288,000 from $4,872,000 in 1998. Total interest income grew 4% for the first three months of 1999, to $6,632,000 from $6,400,000 for the first three months of 1998. Interest expense decreased 12% for the three months ended March 31, 1999, to $1,344,000 compared to $1,528,000 for the first three months of 1998. The yield on earning assets for the first three months of 1999 was 7.4% compared to 7.9% for the first three months of 1998 while the effective rate paid on interest bearing deposits for the first three months of 1999 and 1998 was 2.2% and 2.7%, respectively.

      Interest and fees on loans increased 3% from $5,552,000 for the first three months of 1998 to $5,727,000 for the first three months of 1999. A 9% increase in average outstanding earning assets for the first three months of 1999, to $353,820,000, compared to $324,833,000 for the same period in 1998, offset by a 50 basis point decrease in the annualized average yield on earning assets are the primary reasons for this increase in loan related interest and fee income.

      Interest income on investments increased $30,000 or 5%, from $598,000 for the first three months of 1998 to $628,000 for the first three months of 1999. Interest from U.S. Treasury obligations decreased 46% from $189,000 for the first three months of 1998 to $102,000 for the first three months of 1999. The primary reason for this decrease was a $5,817,000 or 44% decrease in the average balance of U.S. Treasury securities, from $13,138,000 during the first three months of 1998 to $7,321,000 for the comparable period in 1999. The decrease in U.S. Treasury obligations was a result of maturities, not sales of U.S. Treasury obligations. Interest income on U.S. Government Agency


                                    Form 10-Q
securities increased 34% from $339,000 for the three months ended March 31, 1998 to $455,000 at March 31, 1999. A 55% increase in the average balance of U.S. Government Agency securities, from $22,083,000 for the three months ended March 31, 1998 to $34,180,000 for the same period in 1999, is primarily responsible for the related 34% increase in interest income. Interest income on obligations of states and political subdivisions remained level at $51,000 for the three months ended March 31, 1999 and 1998. While average outstanding balances of obligations of state and political subdivision increased by 6%, from $4,415,000 in 1998 to $4,676,000 in 1999, a decrease in the respective yields on these securities was responsible for the level income, reported for both periods. The overall yield on investment securities decreased from 5.9% for the first three months of 1998 to 5.4% for the first three months of 1999, a result of lower rates of interest being paid on investments purchased during the twelve month period.

      Interest expense on deposits decreased 12% or $184,000, to $1,344,000 for the three months ended March 31, 1999 compared to $1,528,000 for the same period in 1998. The average cost of interest bearing deposits decreased 50 basis points, from 2.7% at March 31, 1998 to 2.2% for the three months ended March 31, 1999. The average interest bearing deposit balances increased 9% to $249,568,000 at March 31, 1999 compared to $228,842,000 for the same period in 1998. Average non-transaction savings accounts remained level for the first three months of 1999, compared to the same period in 1998, while average Market Rate Accounts and CDs increased by 9% and 1%, respectively. The Bank's average transaction based NOW account and non-interest bearing demand deposit account balances increased 20% and 9% respectively. Primarily in response to a decline in the prime rate over the previous twelve months, the average cost of funds for all Bank deposit products were down. The annualized cost of CDs decreased 40 basis points, from 5.0% for the first three months of 1998 to 4.6% for the same period in 1999. The average cost of Market Rate Accounts and savings accounts both decreased by 50 basis points, while the cost of NOW accounts decreased by 40 basis points. The average cost of deposits, including non-interest bearing demand deposits decreased from 1.98% for 1998, to 1.60% for the first quarter of 1999.

      The Bank's asset / liability structure is asset rate sensitive, which should cause a decline in the net interest margin, should rates decline. Therefore, the 75 basis point decline in the prime rate over the past twelve months is primarily responsible for a 9 basis point decline in the annualized net interest margin for the first three months of 1999, when compared to the same period in 1998. For the first three months of 1999, the net interest margin decreased to 5.88% from 5.97% for same period in 1998. The net interest margin is computed exclusive of related loan fee income.

LOAN LOSS PROVISION

      The loan loss provision represents management's determination of the amount necessary to be charged against the current year's income in order to maintain an adequate loan loss reserve. The Bank maintains an Officer Loan Review Committee (the "Committee") and retains the services of an independent loan review consultant (the "Consultant"). The Consultant performs an independent review of the Bank's loan portfolio and the loan loss reserve. The Committee meets monthly to review the adequacy of the loan loss reserve as well as all nonaccrual loans, any potential problem loans and loans criticized


                                    Form 10-Q
by either the Bank's regulators or the Consultant.

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

      Based on the results of the aforementioned reviews and to keep pace with an expanding loan portfolio, the loan loss provision was increased to $63,000 for the three months ended March 31, 1999, compared to $25,000 for the same period in 1998. The loan loss reserve amounted to 1.40% of outstanding loans at March 31, 1999. Delinquencies, as a percentage of outstanding loans, were 64 basis points as of March 31, 1999. Nonperforming loans decreased 20% to $612,000 as of March 31, 1999, down from $764,000 as of December 31, 1998 and decreased 42% from $1,047,000 in nonperforming loans as of March 31, 1998. The loan loss reserve amounted to 674% of nonperforming loans as of March 31, 1999 compared to 387% as of March 31, 1998. Based on the results of both the internal and external loan review processes and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of March 31, 1999.

OTHER INCOME

      Total other income of $4,660,000 for the three months ended March 31, 1999 increased 36% over $3,425,000 reported for the same period in 1998. Included in these amounts was an $86,000 increase in net gains on the sale of OREO. Exclusive of these gains, total other income increased by 40% over 1998 levels.

      Fees for trust services rose 11% from $2,178,000 for the first three months of 1998 to $2,418,000 for the same period in 1999, due primarily to both the acquisition of new Trust accounts and an increase in the market value of Trust assets under management, up by 19%, to $2,158,615,000 at March 31, 1999 from $1,812,937,000 as of March 31, 1998.

      For the three month period ended March 31, 1999, the Bank originated and sold $26,736,000 of residential mortgage loans in the secondary mortgage market, a 25% decrease from $35,431,000 of residential mortgage loans originated and sold during the first three months of 1998. A combination of deferred loan fees earned as income resulting from the sale of residential mortgage loans in the secondary mortgage market and related gains on the same respective sales of residential mortgage loans in the secondary mortgage market amounted to $226,000 or 85 basis points for the first quarter of 1999 compared to $280,000 or 79 basis points for the same period in 1998.


                                   Form 10-Q

      Income from other service charges, commissions and fees amounted to $313,000 for the first quarter of 1999, an 8% increase from $290,000 reported for the first quarter of 1998. There were no OREO sales reported for the first quarter of 1999. Therefore, there were no gains compared to gains of $86,000 for the first quarter of 1998.

      Other operating income increased by $1,064,000 or 36% to $1,303,000 for the first three months of 1999, compared to $239,000 for the same period in 1998. Of this $1,064,000 increase, fee income of $996,000 was earned by subsidiaries of the Corporation, other than the Bank, three of which, CDC, JWR & Co. and BM Brokerage, were not in operation during 1998. Non-banking subsidiaries earned $90,000 in other income for the first three months of 1998, compared to $1,086,000 for the same period in 1999.

OTHER EXPENSES

      Total other expense increased 25% for the first three months of 1999 to $7,043,000 from $5,656,000 for the first three months of 1998. Exclusive of a non-recurring recovery of a legal fee, recovered during the first quarter of 1998, total other expense increased $1,253,000 or 22%. Of this increase $875,000 related to expenses incurred by the non-banking subsidiaries and the Corporation, while $378,000 related to a 7% increase in the Bank's total other expense. Each other expense category, discussed below, reflects the effect of increased expenses related to these non-banking subsidiaries.

      Salaries and wages grew $516,000 or 18%, from $2,896,000 for the three months ended March 31, 1998 to $3,412,000 for the same period in 1999. Of this increase, $704,000 relates to regular salary expense, representing a 30% increase in regular, part time and overtime salaries during the first quarter of 1999, compared to 1998. Included in 1999's regular salary expense increase were increased salaries for the non-banking subsidiaries of $330,000 over 1998's regular salary expense. The Bank's regular salary expense increased 17% in the first quarter of 1999, compared to the same quarter in 1998. Staffing additions, occurring during the previous twelve month period were primarily responsible for this increase. Incentive salaries, tied to overall corporate profitability, decreased $188,000 or 35%, from $539,000 for the three months ended March 31, 1998 to $351,000 for the same period in 1999.

      Employee benefits expenses increased $102,000 or 19% from $550,000 for the first three months of 1998 to $652,000 for the same period in 1999. The Bank's employee benefits expense increased $59,000 or 11%. The remainder of the increase was due to fringe benefits expenses associated with the non-banking subsidiaries.

      Occupancy expense increased $86,000 or 27%, from $321,000 for the first three months of 1998 to $407,000 for the first three months of 1999. Expenses directly related to the non-banking subsidiaries accounted for $41,000 or 47% of the increase, while the Bank's occupancy expense increased by 7%.

      Furniture, fixtures and equipment expense increased $110,000 or 28% from $400,000 for the first quarter of 1998 to $510,000 for the same period in 1999. The Bank's furniture, fixtures and equipment expense increased by $93,000 or 23%. The largest increases occurred in depreciation, up $52,000, small equipment and software expense, up $19,000 and the cost of maintenance


                                    Form 10-Q
agreements, which increased by $14,000.

      Other operating expenses increased $563,000 or 38%, from $1,489,000 for the first three months of 1998 to $2,052,000 for the first three months of 1999. Included in other operating expense for 1998 was a non-recurring recovery, related to a prior disputed loan. Exclusive of this non-recurring recovery, other operating expense increased by $429,000. Of this $429,000 increase, $259,000 related to the non-banking subsidiaries and the Corporation, while the Bank's expense increased by $70,000 or 5%.

APPLICABLE INCOME TAXES

      The Corporation's effective tax rate, defined as income tax expense divided by pre-tax income, for the first three months of 1999 and 1998 was 35% and 33%, respectively. The effective tax rate increased in 1999 due to the amortization of goodwill, which is non-deductible for federal income tax purposes.

FINANCIAL CONDITION

      Total assets decreased 1% from $391,840,000 at December 31, 1998 to $389,407,000 as of March 31, 1999. Total assets grew 10% from $355,334,000 as of
March 31, 1998.

      Outstanding earning assets decreased 2% to $349,045,000 as of March 31, 1999 from $357,683,000 as of December 31, 1998. The Bank's loan portfolio increased 4%, to $293,637,000 at March 31, 1999 from $281,185,000 as of December 31, 1998. Outstanding loans increased by 8%, from $272,379,000 as of March 31, 1998. Outstanding consumer loans of $69,293,000 at March 31, 1999 increased 2% from consumer loan outstanding balances of $68,078,000 as of December 31, 1998 and decreased 8% from $75,042,000 as of March 31, 1998. Competition from automobile manufacturers for automobile loans and borrowers' ability to refinance existing fixed rate home equity loans with lower rate residential mortgage loans were the primary reasons for the decrease in consumer loan balances from March 31, 1998. However, an increase in home equity loan activity during the first quarter of 1999 is the primary reason for the increase in consumer loan balances during the first quarter of 1999. Outstanding commercial loans at March 31, 1999 were $92,941,000, a 4% increase from outstanding commercial loan balances of $89,368,000 at December 31, 1998 and 11% ahead of $83,867,000 at March 31, 1998. Outstanding real estate loans were $131,403,000 at March 31, 1999, a 6% increase from $123,739,000 in outstanding real estate loans at December 31, 1998 and a 16% increase over $113,470,000 in outstanding real estate loans as of March 31, 1998. The primary reason for the increase in outstanding real estate loans from December 31, 1998 to March 31, 1999 was an increase in commercial mortgage lending activity.

      The Bank's investment portfolio, having a market value of $40,042,000 at March 31, 1999, decreased 21% from a market value of $50,976,000 at December 31, 1998 and decreased 3% from $41,376,000 as of March 31, 1998.

      The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total


                                   Form 10-Q
equity on the balance sheet. As of March 31, 1999, the investment portfolio had an unrealized loss of $2,000, compared to an unrealized gain of $152,000 as of December 31, 1998. The unrealized investment depreciation, net of deferred income tax benefit, decreased the Corporation's shareholders' equity on the balance sheet by $1,000 as of March 31, 1999.

      Federal funds sold amounted to $15,223,000 as of March 31, 1999, a 25% decrease from $20,372,000 as of December 31, 1998 and a 44% increase over $10,600,000 as of March 31, 1998. A large increase in deposits at year-end 1998 provided for a similar increase in federal funds sold. In an effort to mitigate potential concentration risk in the sale of federal funds sold, the Bank invested excess funds into its interest bearing account at the Federal Home Loan Bank of Pittsburgh (the "FHLB"). As deposits decreased during the first quarter of 1999, the balance of the FHLB account was also decreased. This is the reason for a $5,007,000 decrease in interest bearing deposits with banks from December 31, 1998 to March 31, 1999. The decrease in outstanding federal funds sold from December 31, 1998 was primarily due to both an increase in outstanding loans and a decrease in deposits during the first quarter of 1999. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the FHLB and the sale of investments, classified as available for sale.

      Nonperforming assets amounted to $923,000 at March 31, 1999, a 21% increase from $764,000 at December 31, 1998 and a 14% decrease from nonperforming assets of $1,072,000 at March 31, 1998. Nonperforming loans increased 24% to $612,000 at March 31, 1999 compared to nonperforming loans of $493,000 at December 31, 1998 and decreased 42% from $1,047,000 as of March 31, 1998. OREO balances amounted to $311,000 As of March 31, 1999, a 15% increase over $271,000 as of December 31, 1998 and increased $286,000 from $25,000 as of March 31, 1998. Three OREO properties, all related to a single borrower, remain on the Bank's books as of March 31, 1999.

      As of March 31, 1999 and 1998, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

      Total deposits decreased 2% to $335,377,000 as of March 31, 1999 from $342,357,000 as of December 31, 1998. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 9% to $339,419,000 for the three month period ended March 31, 1999 from $311,273,000 for the same period in 1998. Average savings balances remained relatively level at $40,455,000 for the first three months of 1999, compared to $40,530,000 for the same period in 1998. All other deposit categories had growth in average outstanding balances. Market Rate Account balances increased 11% or $4,787,000 from $44,111,000 in average daily outstanding balances for the three months ended March 31, 1998 to $48,895,000 for the same period in 1999. Average outstanding NOW account balances grew 19% or $15,275,000, from $82,397,000 for the first three months of 1998 to $97,672,000 for the same period in 1999. Non-interest bearing demand deposit average outstanding


                                   Form 10-Q
balances grew 9% or $7,420,000 from $82,431,000 for the three months ended March 31, 1998 to $89,851,000 for the same period in 1999. Average outstanding CD balances increased 1% or $743,000 from $61,803,000 in average outstanding balances for the first three months of 1998 to $62,546,000 for the same period in 1999. Acquisition of new deposits from recent banking mergers and consolidations and new lending relationships, bringing new deposit relationships are the primary reasons for the growth in average deposits from the first quarter of 1998 to the first quarter of 1999.

LIQUIDITY, INTEREST RATE SENSITIVITY

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

      In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of March 31, 1999, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.

CAPITAL RESOURCES

      Total consolidated shareholders equity of the Corporation was $44,581,000, or 11.4% of total assets, as of March 31, 1999, compared to total shareholders equity of $42,221,000, or 10.8% of total assets, as of December 31, 1998. As of March 31, 1998, shareholders' equity was $39,549,000, or 11.1% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.55% as of March 31, 1999 compared to 13.55% and 13.69% at December 31, 1998 and March 31, 1998, respectively. The respective Tier II ratios were 13.80%, 14.65% and 14.94%, respectively. During the first quarter of 1999, the Corporation declared its regular dividend of $0.15 per share, a 30% increase over $0.115 per share declared during the first quarter of 1998.

      In March 1999, the Corporation elected to continue a stock repurchase program, originally established in March of 1997, with a goal of repurchasing up to 5% of the outstanding stock of the Corporation, as of March 1, 1999. As of March 31, 1999, the Corporation repurchased 175,800 shares of its stock at


                                   Form 10-Q
a cost of $4,125,000.

YEAR 2000

      The Corporation began its process of assuring that all its software and computer systems or any equipment with computer chips (collectively the "Systems") and applications are Year 2000 ("Y2K") compliant in November 1996. In 1997, a comprehensive project plan (the "Plan") to address the Y2K problems and issues, related to the Bank's and its affiliated operations, was developed and implemented. The Bank, as the primary operating subsidiary of the Corporation is addressing the Y2K problem and related issues for the Corporation and all of its subsidiaries. The Plan includes five phases. They are as follows: Awareness, Assessment, Renovation, Validation and Implementation, as defined by the Federal Financial Institutions Examination Council and the banking regulatory agencies which regulate the Corporation and it affiliates.

      A project team, consisting of key members of the Bank's technology staff, representatives of functional business units and senior management (the "Team") was created. Additionally, the duties of the Senior Vice President and Chief Technology Officer were realigned to serve primarily as the Y2K project manager. The assessment of the impact of the Y2K issues on the Bank's Systems has been completed. Based on the assessment, the Bank has identified and prioritized those Systems deemed to be mission critical or those that have significant impact on normal operations.

      The Bank relies on third party vendors and service providers (the "Groups") for its data processing capabilities and to maintain its computer systems. Formal communications with those Groups were initiated in 1997 and continued through 1998 and into 1999. Thus far responses indicate that most of the significant providers in the Group currently have compliant versions available or are well into the renovations and testing phases. Based on current information related to the Group, management has determined that the Y2K issues will not pose significant operational problems for the systems. However, the Bank can give no guarantee that the systems of the Group on which the Bank's systems rely will be timely renovated and Y2K compliant.

      Additionally, the Bank has designed and completed implementation of a plan to identify the potential risks posed by the impact of Y2K issues on both its significant deposit customers and borrowing customers. Formal communications have been initiated and findings are presented to the Board of Directors at each quarterly Board of Directors' meeting. On those months that the Board of Directors does not meet, an update of the Y2K initiative is presented to the Board's Risk Management Committee.

      In the fourth quarter of 1998, the Bank formed a Y2K Communications Committee, consisting of Bank marketing officers and members of the Y2K Team. This Committee is charged with educating and informing the Corporation's employees, customers and community about the Y2K readiness of the Bank. Bankwide employee training took place in the first quarter of 1999, as well as several customer awareness initiatives were presented.

      The Team estimates that the Bank's Y2K readiness is 98% complete and that the activities involved in assessing external risks and operational issues are 100% complete.


                                    Form 10-Q

      The Bank has used and expects to continue to use internal resources to implement its readiness plan and to upgrade or replace the Systems effected by the Y2K issue. The total cost to the Bank of the Y2K compliance activities has not and is not anticipated to be material to the financial position or results of operations in any given year. The Bank anticipates funding the cost of becoming Y2K compliant out if its current earnings streams.

      The Bank is evaluating the adequacy of its loan loss reserve, as it relates to potential risk posed by the lack of Y2K readiness of its significant borrowing customers. Bank management currently believes that the loan loss reserve is sufficient to cover the potential needs of both Y2K and non-Y2K loan loss activity. Bank management is monitoring the loan loss reserve, as it relates to Y2K matters on an ongoing basis.

      A detailed cost analysis of the costs incurred to date in conjunction with Y2K is being maintained in the Bank's information services area. Based on a review of this analysis, it was determined that the following are the most significant Y2K cumulative expenditures to date, along with a projection of potential expenditures, necessary to complete the Y2K compliance requirements.

New Hardware / Software replacement                        $270,000
AS/400 for Y2K testing                                       33,000
Modifications to existing systems                            29,000
Other Y2K costs to date                                     222,000
                                                            -------
Total expended to date                                      554,000
Anticipated additional costs                                 34,000
                                                            -------
total projected Y2K costs                                   588,000

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

      Bank management believes, based on information and testing results obtained from both mission critical vendors, that both are and it is anticipated will remain Y2K compliant. The Bank will continue to monitor the Y2K compliance of these two mission critical vendors.

      The potential reasonable worst case scenario, relating to Y2K compliance, would be if either the Bank's or the separate Investment Management and Trust Division's mission critical vendors supporting both data processing systems were to fail due to a Y2K problem.

      Realizing that some disruption may occur despite our best efforts, because of the Y2K issue, the Bank has substantially updated its contingency plans for each critical system, in the event one of those systems fails. The Bank's mission critical vendors have developed contingency plans to provide resources during the weekend of December 31, 1999 and for a period of time afterward to help their clients overcome any unforeseen problems, associated with the millennium change. The Bank's mission critical vendors anticipate the ability to resolve any potential Y2K related problem in a timely manner. The status of the contingency planning process has been, and continues to be,


                                    Form 10-Q
presented, to the Bank's Board of Directors on an ongoing bases and the contingency plan will substantially complete by June 15, 1999.


                                    Form 10-Q

                           PART II. OTHER INFORMATION

                                 March 31, 1999

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      The Corporation filed a report on Form 8-K on March 3, 1999, reporting the continuation of its stock repurchase program for another year, through march 31, 2000. The program authorized Corporation management to spend up to $6,500,000 to repurchase up to 5$ of the outstanding shares of the Corporation as of March 1, 1999.

      The Corporation filed a report on Form 8-K on March 8, 1999, reporting the resignation of Peter H. Havens as Executive Vice President of the Bank and his resignation as director of both the Bank and Corporation. Mr. Havens' resignation was for personal reasons.


                                    Form 10-Q

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Bryn Mawr Bank Corporation


     Date: May 11, 1999                         By: /s/ Robert L. Stevens
           -------------------                      ----------------------------
                                                        Robert L. Stevens
                                                        Chairman, President &
                                                        Chief Executive Officer


     Date: May 11, 1999                         By: /s/ Joseph W. Rebl
           -------------------                      ----------------------------
                                                        Joseph W. Rebl
                                                        Treasurer and Assistant
                                                        Secretary


                                    Form 10-Q
                                     Page 22