Form 10-Q
period 1999-06-30
BRYN MAWR BANK CORP
filed 1999-08-11
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended June 30, 1999              Commission File Number
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


                   Yes   X        No
                       -----         -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


          Class
--------------------------            Outstanding at July 30, 1999
Common Stock, par value $1                     4,341,407

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED June 30, 1999

                                     INDEX



PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Income for the six
         months ended June 30, 1999 and 1998..............Page 1

     Consolidated Statements of Income for the three
         months ended June 30, 1999 and 1998..............Page 2


     Consolidated Balance Sheets as of June 30, 1999,
          December 31, 1998 and June 30, 1998..............Page 3


     Consolidated Statements of Cash Flows for the six
          months ended June 30, 1999 and 1998..............Page 4

     Consolidated Statements of Comprehensive Income for
          the six  months  ended June 30, 1999 and 1998....Page 5

     Notes to Consolidated Financial Statements............Page 6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...Page 11



PART II - OTHER INFORMATION................................Page 24

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                            (Dollars In Thousands*)
                                                   Unaudited

                                                                                        Six Months Ended
                                                                                             June 30
                                                                                        1999         1998**
                                                                                     ---------     ---------
Interest income:
        Interest and fees on loans................................................. $   12,334    $   11,310
        Interest on federal funds sold.............................................        345           388
        Interest on interest bearing deposits with banks...........................         74            40
        Interest and dividends on investment securities:
                U.S. Treasury securities...........................................        157           372
                U.S. Government Agency securities..................................        776           630
                Obligations of states and political subdivisions...................        102           111
                Dividend income....................................................         41            43
                                                                                     ---------     ---------
Total interest and dividend income.................................................     13,829        12,894

Interest expense on deposits.......................................................      2,680         3,042
                                                                                     ---------     ---------
Net interest income................................................................     11,149         9,852
Loan loss provision................................................................        125            50
                                                                                     ---------     ---------
Net interest income after loan loss provision......................................     11,024         9,802
                                                                                     ---------     ---------

Other Income:
                Fees for Trust services............................................      5,040         4,538

        Service charges on deposits................................................        581           568
        Other service charges, commissions and fees................................        486           451
        Net gain on sale of loans..................................................        630           759
        Net gain on sale of other real estate owned................................          6           195
        Other operating income.....................................................      2,844           826
                                                                                     ---------     ---------
Total other income.................................................................      9,587         7,337
                                                                                     ---------     ---------

Other expenses:
        Salaries and wages.........................................................      7,331         6,132
        Employee benefits..........................................................      1,292         1,065
        Occupancy and bank premises................................................        910           665
        Furniture, fixtures, and equipment.........................................        968           826
        Other operating expenses...................................................      4,376         3,337
                                                                                     ---------     ---------
Total other expenses...............................................................     14,877        12,025
                                                                                     ---------     ---------
Income before income taxes.........................................................      5,734         5,114
Applicable income taxes............................................................      1,890         1,740
                                                                                     ---------     ---------
Net Income......................................................................... $    3,844    $    3,374
                                                                                     =========     =========

Earnings per common share..........................................................      $0.88         $0.78
Earnings per common share assuming dilution........................................      $0.84         $0.74
Cash dividends declared............................................................      $0.30         $0.23

Weighted-average shares outstanding................................................  4,365,061     4,342,894
Dilutive potential common shares...................................................    222,470       224,710
                                                                                     ---------     ---------
Adjusted weighted-average shares...................................................  4,587,531     4,567,604

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
** Reclassified for comparative purposes.


                                   FORM 10-Q

                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                            (Dollars In Thousands*)
                                                   Unaudited
                                                                                  Three Months Ended
                                                                                        June 30
                                                                                    1999       1998**
                                                                                ----------    -----------
Interest income:
        Interest and fees on loans.........................................       $ 6,607         $ 5,758
        Interest on federal funds sold.....................................           112             168
        Interest on interest bearing deposits with banks...................            30              10
        Interest and dividends on investment securities:
                U.S. Treasury securities...................................            55             183
                U.S. Government Agency Securities..........................           321             291
                Obligations of states and political subdivisions...........            51              60
                Dividend income............................................            21              24
                                                                                ----------    -----------
Total interest income......................................................         7,197           6,494

Interest expense on deposits...............................................         1,336           1,514

                                                                                ----------    -----------
Net interest income........................................................         5,861           4,980
Loan loss provision........................................................            62              25

                                                                                ----------    -----------
Net interest income after loan loss provision..............................         5,799           4,955
                                                                                ----------    -----------
Other income:
        Fees for Trust services............................................         2,622           2,360
        Service charges on deposits........................................           305             301
        Other service charges, commissions and fees........................           173             232
        Net gain on sale of loans..........................................           280             394
        Net gain on sale of other real estate owned........................             6             109
        Other operating income.............................................         1,541             516
                                                                                ----------    -----------
Total other income.........................................................         4,927           3,912
                                                                                ----------    -----------

Other expenses:
        Salaries and wages.................................................         3,919           3,236
        Employee benefits..................................................           630             515
        Occupancy and bank premises........................................           503             344
        Furniture, fixtures, and equipment.................................           458             426
        Other operating expenses...........................................         2,324           1,848
                                                                                ----------    -----------
Total other expenses.......................................................         7,834           6,369
                                                                                ----------    -----------
Income before income taxes.................................................         2,892           2,498
Applicable income taxes....................................................           890             870
                                                                                ----------    -----------
Net Income.................................................................         2,002           1,628
                                                                                ==========    ===========

Earnings per common share..................................................         $0.46           $0.38
Earnings per common share - assuming dilution..............................         $0.44           $0.36
Cash dividends declared....................................................         $0.15          $0.115

Weighted-average shares outstanding........................................     4,349,093       4,330,764
Dilutive potential common shares...........................................       218,037         227,514
                                                                                ----------    -----------
Adjusted weighted-average shares...........................................     4,567,130       4,558,278


The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
** Reclassified for comparative purposes.

                                   FORM 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                       June 30,                     June 30,
                                                                        1999       December 31,       1998
                                                                    (Unaudited)       1998         (Unaudited)
                                                                   --------------------------------------------
                            Assets
Cash and due from banks..........................................    $  20,561      $  19,810      $  23,253
Interest bearing deposits with banks.............................           97          5,150             85
Federal funds sold...............................................        8,738         20,372          8,300
Investment securities available for sale, at market (amortized cost of $29,820,  $50,824 and $36,043 as of June 30, 1999
        December 31, 1998 and June 30, 1998, respectively).......       29,501         50,976         36,124
Loans:
        Consumer.................................................       68,973         68,078         73,668
        Commercial...............................................      101,966         89,368         87,318
        Real Estate..............................................      143,332        123,739        118,055
                                                                     ---------      ---------      ---------
                Total loans......................................      314,271        281,185        279,041
        Less: Allowance for possible loan losses.................       (4,243)        (4,100)        (4,064)
                                                                     ---------      ---------      ---------
                Net loans........................................      310,028        277,085        274,977
                                                                     ----------     ---------    -----------
Premises and equipment, net......................................       12,293         12,209         12,012
Accrued interest receivable......................................        2,318          2,069          2,076
Goodwill (net)...................................................        3,386              0              0
Other real estate owned..........................................          312            271              0
Other assets.....................................................        5,325          3,898          2,932
                                                                     ---------      ---------      ---------
                Total assets.....................................    $ 392,559      $ 391,840      $ 359,759
                                                                     =========     ==========      =========

                                  Liabilities
Deposits:
        Demand, noninterest-bearing..............................    $  92,705      $  88,937      $  87,272
        Savings..................................................      179,577        189,695        167,917
        Time.....................................................       58,598         63,725         59,136
                                                                     ---------      ---------      ---------
                Total deposits...................................      330,880        342,357        314,325
                                                                     ---------      ---------      ---------
Borrowed Funds...................................................       10,000              0              0
Other liabilities................................................        7,035          7,262          4,904
                                                                     ---------      ---------      ---------
                Total liabilities................................      347,915        349,619        319,229
                                                                     ---------      ---------      ---------
                                  Shareholders' equity
Common stock, par value $1; authorized 25,000,000
        shares; issued 5,147,065, 5,067,078 and 5,049,278 shares
        as of June 30, 1999, December 31, 1998 and June 30, 1998,
        respectively and outstanding of 4,329,207, 4,303,818 and
        4,325,818 shares as of June 30, 1999, December 31, 1998
        and June 30, 1998, respectively .........................        5,147          5,067          5,050
Paid-in capital in excess of par value ..........................        4,074          2,478          2,291
Unrealized investment (depreciation)
        appreciation net of deferred income taxes................         (211)           100             54
Retained earnings................................................       42,333         39,791         37,321
                                                                     ---------      ---------      ---------
                                                                        51,343         47,436         44,716
Less: Common stock in treasury at cost -- 817,858, 763,260 and
        723,460 shares as of June 30, 1999, December 31, 1998
        and June 30, 1998, respectively..........................       (6,699)        (5,215)        (4,186)
                                                                     ---------      ---------      ---------

        Total shareholders' equity...............................       44,644         42,221         40,530
                                                                     ---------      ---------      ---------
        Total liabilities and shareholders' equity...............    $ 392,559      $ 391,840        359,759
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


                                   FORM 10-Q
                                       3

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)
                                   Unaudited

                                                                                  Six Months Ended
                                                                                       June 30
                                                                           ------------------------------
                                                                              1999                1998*
                                                                           ----------          ----------
Operating activities:
Net Income..............................................................   $    3,844          $    3,374
Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Provision for loan losses............................................          125                  50
   Provision for depreciation and amortization..........................          580                 683
   Provision for writedown of other real estate owned...................            0                  25
   Gain on sale of other real estate owned..............................           (6)               (195)
   Loans originated for resale..........................................      (47,960)            (65,382)
   Proceeds from loans sold.............................................       46,157              68,363
   Gain on sale of loans................................................         (630)               (759)
   (Decrease) increase in deferred income taxes.........................          (91)                 83
   Increase in interest receivable......................................         (249)                (37)
  (Decrease) Increase in interest payable...............................         (189)                240
   Other................................................................         (646)             (2,280)
                                                                           ----------          ----------
      Net cash provided by operating activities.........................          935               4,165
                                                                           ----------          ----------

Investing activities:
Purchases of investment securities......................................      (37,924)             (5,943)
Proceeds from maturity and calls of fixed income securities.............       59,060              10,447
Loan (originations) repayments, net.....................................      (13,443)              1,424
Loans purchased (dealer loans)..........................................      (17,192)            (14,189)
Purchases of premises and equipment.....................................         (801)               (835)
Proceeds from disposition of other real estate owned....................            0                 195
Capitalization of costs of other real estate owned......................          (41)                  0
Cost of acquiring new subsidiaries......................................       (2,195)                  0
                                                                           ----------          ----------
      Net cash used by investing activities.............................      (12,536)             (8,901)
                                                                           ----------          ----------

Financing activities:
Net decrease in demand and savings deposits.............................       (6,350)            (11,738)
Net decrease in time deposits...........................................       (5,127)             (2,743)
Dividends paid..........................................................       (1,302)               (999)
Repayment of mortgage debt..............................................          (14)                (13)
Purchases of treasury stock.............................................       (1,542)             (1,488)
Proceeds from borrowed funds............................................       10,000                   0
Proceeds from issuance of common stock..................................            0                 173
                                                                           ----------          ----------
      Net cash used by financing activities.............................       (4,335)            (16,808)
                                                                           ----------          ----------

Decrease in cash and cash equivalents...................................      (15,936)            (21,544)
Cash and cash equivalents at beginning of period........................       45,332              53,182
                                                                           ----------          ----------
Cash and cash equivalents at end of period..............................   $   29,396          $   31,638
                                                                           ==========          ==========

Supplemental cash flow information:
   Income taxes paid....................................................   $    1,300          $    2,409
   Interest paid........................................................   $    2,869          $    2,803

The accompanying notes are an integral part of the consolidated financial statements.
*-Reclassified for comparative  purposes.

                                   Form 10-Q
                                    Page 4

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In Thousands)
                                   Unaudited

                                                                         Three Months Ended       Six Months Ended
                                                                               June 30                June 30
                                                                         1999          1998       1999         1998
                                                                      -------       -------    -------      -------
Net Income...........................................................  $2,002        $1,628     $3,844       $3,374
Other comprehensive income:
  Unrealized holding (losses) gains on
    available-for-sale securities....................................    (166)            5       (319)         (12)
  Deferred income tax (benefit) expense on
    unrealized holding (losses) gains on
    available for sale securities.....................................     56            (1)       108            4
                                                                      -------       -------    -------      -------
Comprehensive net income.............................................  $1,892        $1,632     $3,633       $3,366
                                                                      =======       =======    =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 AND 1998
                                  (Unaudited)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of June 30, 1999 and 1998, the consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998, the related consolidated statements of income for the three and six month periods ended June 30, 1999 and 1998 and the related consolidated statements of comprehensive income for the three and six month periods ended June 30, 1999 and 1998 are unaudited.

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

2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1998 Annual Report, incorporated in the 1998 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three and six month periods ended June 30, 1999 and 1998.

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

                                   Form 10-Q
                                    Page 6

January 1, 1998. When first applying SFAS No. 130, financial statements for earlier periods that are provided for comparative purposes are required to be restated to reflect application of the provisions of SFAS No. 130. SFAS No. 130 must be adopted at the beginning of an enterprises fiscal year.

     In June 1997, Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued. SFAS No. 131 replaces Statement of Financial Accounting Standard No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 requires public business enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. Such financial information is required to be reported on the basis that it is used internally by the enterprise's chief operating decision maker in making decisions related to resource allocation and segment performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Corporation adopted SFAS No. 131 on January 1, 1998. Comparative year information is required to be restated in accordance with SFAS No. 131, if practicable.

5. Loans:

     Interest income on loans performing satisfactorily is recognized on the accrual method of accounting. Nonperforming loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due which are deemed to be problem loans by management. All nonperforming loans, except consumer loans, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed nonperforming is deducted from interest income. The charge-off policy for all loans, including nonperforming and impaired loans, considers such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower and management's assessment of the collectability of such loans.

     As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers a number of factors, such as a borrower's financial strength, the value of related collateral and the ability to continue to meet the original contractual terms of a loan. Major risk classifications, used to aggregate loans include both credit and the risk of failure to repay a loan and concentration risk. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments. An insignificant delay or shortfall is a temporary delay in the payment process of a loan. However, under these circumstances, the Corporation's subsidiary, The Bryn Mawr Trust Company (the "Bank"), expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

     When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and impaired loan.

     When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either six month period ended June 30, 1999 or 1998. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of

                                   Form 10-Q
interest and principal. Previously unrecognized interest income is recorded as interest income immediately. Future interest income is recorded based on the existing terms of the loan. Based on the above criteria, $1,283,000 of loans considered impaired were removed from the impaired loan status during the first six months of 1999 and $395,000 of interest income was recognized as interest income in the second quarter of 1999. No loans considered impaired were removed from impaired loan status during 1998.

     Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

     All of the Corporation's impaired loans, which amounted to $467,000, $1,718,000 and $3,333,000 at June 30, 1999, December 31, 1998 and June 30, 1998,
respectively, were put on a nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were put on nonaccrual status, was reversed from income.

     Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of June 30, 1999, December 31, 1998 and June 30, 1998, no impaired loans were measured using the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $467,000, $1,718,000, and $3,333,000, respectively.

     If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses. All impairment reserves established in either 1999 or 1998 were allocated from the existing reserve for loan losses. As of June 30, 1999, December 31, 1998 and June 30, 1998, there were $353,000, $935,000 and
$3,216,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at June 30, 1999, December 31, 1998 and June 30, 1998 was $78,000, $300,000 and
$350,000, respectively. Impaired loans for which no loan loss allowance was allocated amounted to $114,000, $783,000 and $72,000 at June 30, 1999, December 31, 1998 and June 30, 1998, respectively. Average impaired loans as of June 30, 1999, December 31, 1998 and June 30, 1998 amounted to $1,533,000, 2,820,000 and
$3,153,000, respectively.

                                   Form 10-Q

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                               six months ended       year ended
                                                   June 30,           December 31,
                                               1999       1998           1998
                                              ------------------        ------
Balance, Beginning of period                  $4,100    $4,074          $4,074
                                              ------    ------          ------
Charge-offs:
     Consumer                                    (94)      (83)           (179)
     Commercial and industrial                     0       (18)            (64)
     Real estate                                   0       (26)             (0)
                                              ------    ------          ------
          Total charge-offs                      (94)     (127)           (243)
Recoveries:                                   ------    ------          ------
     Consumer                                     25         3              19
     Commercial and industrial                    87         0             100
     Real estate                                   0        64               0
                                              ------    ------          ------
          Total recoveries                       112        67             119
                                              ------    ------          ------
          Net (charge-offs) / recoveries          18       (60)           (124)
Provision for loan losses                        125        50             150
                                              ------    ------          ------
Balance, End of period                        $4,243    $4,064          $4,100
                                              ======    ======          ======

8.  Acquisition of New Subsidiaries:

     During the first quarter of 1999, the Corporation acquired CDC Capital Management, Inc. ("CDC") and Joseph W. Roskos & Co. ("JWR & Co."). CDC is an investment advisory firm, providing services to its client base regarding alternative investment managers. JWR & Co. is a firm that provides family office business services, including accounting, consulting, tax services and fiduciary support for high-net-worth individuals. CDC was acquired for $281,000 in Corporation stock, to be paid out over a two year period. The purchase method of accounting was used for this acquisition and the transaction added $177,000 of goodwill to the Corporations books. JWR & Co. was acquired for $4,195,000, of which $2,000,000 was paid in Corporation stock and $2,195,000 was paid in cash. The purchase method of accounting was used for this acquisition and the transaction added $3,300,000 in goodwill to the Corporation's books. As a result of these acquisitions, goodwill of $3,477,000 was added to the Corporations books. The amortization period for goodwill ranges from 10 years to a maximum of 20 years. Goodwill expense for the first six months of 1999 amounted to $92,000.



                                   Form 10-Q

7.  Segment Information:

The Corporation's principal operating segments are structured around the financial services provided its customers. The Banking segment gathers deposits and makes funds available for loans to its customers. The Bank's Investment Management and Trust segment ("Trust") provides both corporate and individual investment management and trust products and services. The Bank's Mortgage Banking segment originates and sells residential mortgage loans to the secondary mortgage market. Bryn Mawr Bank Corporation and all other subsidiaries are aggregated under the "All Other" heading.

Segment information for the three months ended June 30, 1999 and 1998 is as follows:

                            ------------------------------------------------      ------------------------------------------------
                                                 1999                                                  1998
                                             Mortgage    All                                       Mortgage    All
                            Banking   Trust   Banking   Other   Consolidated      Banking   Trust   Banking   Other   Consolidated
                            ------------------------------------------------      ------------------------------------------------
Net interest income         $11,149       -       -         -     $11,149          $9,852       -        -        -      $ 9,852
Less Loan loss provision        125       -       -         -         125              50       -        -        -           50
                            ------------------------------------------------      ------------------------------------------------
Net interest income after
  loan loss provision        11,024       -       -         -      11,024           9,802       -        -        -        9,802

Other income:
  Fees for investment
    management and trust
    services                      -   5,040       -         -       5,040               -   4,538        -        -        4,538
  Other income                1,367       -     995     2,185       4,547           1,345       -    1,086      368        2,799
                            ------------------------------------------------      ------------------------------------------------
Total other income            1,367   5,040     995     2,185       9,587           1,345   4,538    1,086      368        7,337

Other expenses:
  Salaries and benefits       5,176   1,934     334     1,179       8,623           4,826   1,806      175      390        7,197
  Occupancy                   1,470     246      74        88       1,878           1,300     195       23      (27)       1,491
  Other operating expense     2,808     477     155       936       4,376           2,413     438      171      315        3,337
                            ------------------------------------------------      ------------------------------------------------
Total other expense           9,454   2,657     563     2,203      14,877           8,539   2,439      369      678       12,025
                            ------------------------------------------------      ------------------------------------------------

Segment profit (loss)         2,937   2,383     432       (18)      5,734           2,608   2,099      717     (310)       5,114

Intersegment (revenues)
  expenses*                      (3)    118       -      (115)          0              (3)    118        -     (115)           0
                            ------------------------------------------------      ------------------------------------------------

Segment profit after
  eliminations               $2,934  $2,501    $432    $ (133)    $ 5,734          $2,605  $2,217   $  717    ($425)     $ 5,114
                            ================================================      ================================================

% of segment profit (loss)       51%     44%      7%       -2%        100%             51%     43%      14%      -8%         100%
                            ------------------------------------------------      ------------------------------------------------

*-Intersegment revenues consist of rental payments to Bryn Mawr Bank Corporation from its subsidiaries. Intersegment expenses consist of a $3,000 management fee, paid by Bryn Mawr Bank Corporation to the Bank.

                                   Form 10-Q

Item 2.
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the three and six months ended June 30, 1999 and 1998, as well as the financial condition of the Corporation as of June 30, 1999, December 31, 1998 and June 30, 1998. The Bryn Mawr Trust Company (the "Bank") The Bryn Mawr Trust Company (Jersey), Ltd. ("Jersey") and Tax Counsellors of Bryn Mawr, Inc. ("TCBM") are wholly-owned subsidiaries of the Corporation. Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") is a wholly-owned subsidiary of the Bank. In December of 1998, the Corporation formed a wholly-owned subsidiary, Bryn Mawr Brokerage Company, Inc. ("BM Brokerage") to offer securities products to its customers through the Bank's branch system. The Corporation acquired two new subsidiaries during the first quarter of 1999, CDC Capital Management, Inc. ("CDC") and Joseph W. Roskos & Co. ("JWR & Co."). CDC is an investment advisory firm, providing services to its client base regarding alternative investment managers. JWR & Co. is a firm that provides family office business services, including accounting, consulting, tax services and fiduciary support for high-net-worth individuals.

RESULTS OF OPERATIONS
---------------------

     The Corporation reported net income of $3,844,000 for the six months ended June 30, 1999, a 14% increase over $3,374,000 reported for the same period in 1998. Non-recurring income, resulting either from recoveries or interest income from prior problem loans, was included in net income for the first six months of both 1998 and 1999. Exclusive of this non-recurring income, net income increased 13% for the first six months of 1999, compared to the same period in 1998. Earnings per common share amounted to $0.88, a 13% increase over $0.78 reported for the first six months of 1998. Earnings per common share, assuming dilution were $0.84 and $0.74, respectively.

     For the second quarter of 1999, the Corporation reported net income of $2,002,000, a 23% increase over $1,628,000, reported for the second quarter of 1998. For the three months ended June 30, 1999 and 1998, earnings per common share amounted to $.46 and $.38, respectively. Partially contributing to the 23% increase in net income for the quarter was the recording of $395,000 in interest income from a loan that was categorized as impaired since the second quarter of 1997 (the "Additional Interest Income"). While the loan was never delinquent, the Bank determined that a significant reduction in the borrower's income necessitated that the loan be classified as impaired, as defined in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". During the period of impairment, all scheduled payments of principal and interest were made on a timely basis, however, under generally accepted accounting principals, the Additional Interest Income was not recorded as income on the Bank's books. This was consistent with the Bank's long-standing policy concerning impaired loans. By year-end 1998, the borrower demonstrated the ability to satisfactorily meet the terms of the loan

                                   Form 10-Q
and, after a six month period of sustained payment performance, in June 1999, the loan was removed from the impaired status and the interest previously collected was recorded as interest income.

     The increase in earnings, for the first six months of 1999 over the same period in 1998 may be attributed to a number of factors, including an increase in net interest income, up 13% over the first six months of 1998 and an increase of 31% in other income, primarily due to growth in new revenue streams provided by the acquisition or start-up of the new subsidiaries referred to previously. Total other expenses rose 24% for the first six months of 1999 compared to the same period in 1998.

     Average outstanding earning assets grew by 8%. Average outstanding loan balances for the first six months of 1999 grew 9% from average daily outstanding loan balances for the first six months of 1998, while average outstanding investment security balances decreased by 1%. The increase in average outstanding earning assets was funded by a 9% increase in average daily outstanding deposit balances. The majority of the growth in average daily outstanding deposits occurred in transaction based accounts. Average daily outstanding balances of non-interest bearing demand deposit accounts and NOW accounts were up 13% and 14%, respectively.

    Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. The overall annualized yield on earning assets decreased by 10 basis points, from 7.9% at June 30, 1998 to 7.8% for the same period in 1999.

     With the majority of the growth in average outstanding deposits occurring in no cost or low costing deposits during the first six months of 1999, the average cost of funds decreased from 1.97% for the first six months of 1998 to 1.59% for the same period in 1999. The result was an increase in the Bank's annualized net interest margin, to 6.22% for the first six months of 1999 compared to 5.99% for the same period in 1998. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the six months ended June 30, 1999, net interest income rose 13% to $11,149,000 from $9,852,000 in 1998. Total interest income grew 7% for the first six months of 1999, to $13,829,000 from $12,894,000 for the first six months of 1998. Interest expense decreased 12% for the six months ended June 30, 1999, to $2,680,000 compared to $3,042,000 for the first six months of 1998. The yield on earning assets for the first six months of 1999 was 7.8% compared to 7.9% for the first six months of 1998 while the effective rate paid on interest bearing deposits for the first six months of 1999 and 1998 was 2.2% and 2.6%, respectively.

     Interest and fees on loans increased 9% from $11,310,000 for the first six months of 1998 to $12,334,000 for the first six months of 1999. Exclusive




                                   Form 10-Q
of the Additional Interest Income, interest and fees on loans grew by 6%. A 9% increase in average outstanding loan balances for the first six months of 1999, to $293,383,000, compared to $268,353,000 for the same period in 1998 is the primary reason for this increase in loan related interest and fee income.

     Interest income on investments decreased $80,000 or 7%, from $1,156,000 for the first six months of 1998 to $1,076,000 for the first six months of 1999. Interest from U.S. Treasury obligations decreased 58% from $372,000 for the first six months of 1998 to $157,000 for the first six months of 1999. The primary reason for this decrease was a $7,270,000 or 56% decrease in the average balance of U.S. Treasury securities, from $12,906,000 during the first six months of 1998 to $5,635,000 for the comparable period in 1999. The decrease in U.S. Treasury obligations was a result of maturities, not sales of U.S. Treasury obligations. Interest income on U.S. Government Agency securities increased 23% from $630,000 for the six months ended June 30, 1998 to $776,000 at June 30, 1999. A 38% increase in the average balance of U.S. Government Agency securities, from $20,589,000 for the six months ended June 30, 1998 to $28,476,000 for the same period in 1999, is primarily responsible for the related 23% increase in interest income. Interest income on obligations of states and political subdivisions decreased 8% or $9,000, from $111,000 for the six months ended June 30, 1998 to $102,000 for the same period in 1999. Average outstanding balances of obligations of state and political subdivision decreased by 4%, from $4,820,000 in 1998 to $4,643,000 in 1999. The overall yield on investment securities decreased from 5.8% for the first six months of 1998 to 5.4% for the first six months of 1999, a result of lower rates of interest being paid on investments purchased during the prior twelve month period.

     Interest on federal funds sold decreased 11% from $388,000 the first six months of 1998, compared to $345,000 for the same period in 1999. Average outstanding balances of federal funds sold remained level for each period, however, the yield on federal funds sold decreased to 4.8% for the first half of 1999, compared to 5.4% for the same period last year. This decrease in the yield on federal funds sold is the reason for the 11% decline in interest income on federal funds sold from period to period.

     Interest expense on deposits decreased 12% or $362,000, to $2,680,000 for the six months ended June 30, 1999 compared to $3,042,000 for the same period in 1998. The average cost of interest bearing deposits decreased 40 basis points, from 2.6% at June 30, 1998 to 2.2% for the six months ended June 30, 1999. The average interest bearing deposit balances increased 8% to $247,551,000 at June 30, 1999 compared to $229,045,000 for the same period in 1998. Average non-transaction savings accounts remained level for the first six months of 1999, compared to the same period in 1998, while average Market Rate Accounts increased 14% and CDs decreased by 12%. The Bank's average transaction based NOW account and non-interest bearing demand deposit account balances increased 14% and 13%, respectively. The annualized cost of CDs decreased 40 basis points, from 5.0% for the first six months of 1998 to 4.6% for the same period in 1999. The average cost of Market Rate Accounts and savings accounts both decreased by 50 basis points, while the cost of NOW accounts decreased by 30 basis points. The average cost of deposits, including non-interest bearing demand deposits decreased from 1.97% for 1998, to 1.59% for the first quarter of 1999.

       For the first six months of 1999, the net interest margin increased to



                                   Form 10-Q

6.22% from 5.99% for same period in 1998. The net interest margin is computed exclusive of related loan fee income.

     For the second quarter of 1999, net interest income of $5,861,000 was 18% ahead of $4,980,000, reported for the second quarter of 1998. Total interest income increased $703,000 or 11% from $6,494,000 for the second quarter of 1998 to $7,197,000 for the same period in 1999. Interest and fees on loans increased $849,000 or 15% for the second quarter of 1999 over the second quarter of 1998. Exclusive of the Additional Interest Income, interest and fees on loans would have increased by 8% over the second quarter of 1998. Interest on federal funds sold decreased $56,000 or 33%. Interest income on U.S. Government Agency Obligations increased $30,000 or 10%, due to an increase in average daily outstanding balances in this investment type. Interest income on U.S. Treasury Securities decreased by $128,000 or 70%, due primarily to a decrease in corresponding average balances. Interest income on obligations of states and political subdivisions decreased by $9,000 or 15%. Interest on deposits decreased $178,000 or 12%, due primarily to the change in the mix of average outstanding deposit balances, decreasing higher yielding average daily outstanding CD balances and increasing lower yielding transaction based NOW and non-interest bearing demand deposit accounts.

LOAN LOSS PROVISION
-------------------

     The loan loss provision represents management's determination of the amount necessary to be charged against the current year's income in order to maintain an adequate loan loss reserve. The methodology necessary to arrive at an appropriate allowance for loan loss involves a high degree of management judgement and results in a range of estimated losses. It is the goal of this loan loss reserve adequacy process to provide a loan loss reserve sufficient to address the Bank's potential risk of loan losses during various economic cycles. The balance in the allowance for loan losses reflects management's best estimate of probable loan losses related to specifically identified loans as well as probable incurred loan losses remaining in the existing loan portfolio. As a part of the determination of management's best estimate of the level of the loan loss reserve, management considers such available information as loan concentrations, past charge off history, collateralization of loans and the underlying value of collateral and any current economic trends that might have an effect on the loan portfolio. The credit quality of a loan may be affected by the failure of a borrower's operating systems, as a consequence of a Year 2000 ("Y2K") issue. As a part of the consideration of the adequacy of the loan loss reserve, management also considers any potential Y2K losses, as they relate to the existing loan portfolio.

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

     A range of the required level of allowance for loan losses is calculated on a monthly basis. First, based on ratings assigned by the Committee on the quality of the loans which are reviewed, a specific reserve may be computed

                                   Form 10-Q
for each loan. Secondly, in addition to the specific reserve amounts, the balance of loans not reviewed by the Committee has a reserve computed based on two historical trends, which take into consideration the effect of recent business cycles on the Bank's existing loan portfolio. For the lowest range of allowable reserve, the average of the prior five years write-offs plus the annualized write-offs for the current year, presenting the strong economic cycle for the Bank, is applied to this group of loans. Including annualized write-offs for the current year takes into consideration current trends in both volumes and write-offs, to be included in the computation. For the highest range of allowable reserve, the average write-offs of the years 1990 through 1993, representing a weak economic cycle for the Bank, is applied to this group of loans. Management recognizes that the overall allowance should reflect a margin for the imprecision inherent in most estimates of expected credit losses, as they relate to the existing loan portfolio. To that end, an amount equal to
 .5% of all outstanding loans is included in the loan loss reserve calculation to address possible unforeseen loan loss reserve requirements inherent in the existing loan portfolio. Each of the two methodologies, reflecting the potential effect of both strong and weak economic cycles on both the Bank's existing loan portfolio and the present level of the loan loss reserve are utilized to determine the potential range of reserves and these ranges are compared to the Bank's current loan loss reserve balance. Any adjustments to the level of the allowance for loan loss reserve are made as necessary. As of June 30, 1999, the current allowance for loan losses falls within the range of allowable loan loss reserve balances, as determined by the methodology described previously in this paragraph.

     For the six months ended June 30, 1999, the loan loss provision was increased to $125,000, compared to $50,000 for the same period in 1998. The loan loss reserve amounted to 1.40% of outstanding loans at June 30, 1999, down from 1.5% as of June 30, 1998. Delinquencies, as a percentage of outstanding loans, were 44 basis points as of June 30, 1999. Nonperforming loans increased 6% to $523,000 as of June 30, 1999, up from $493,000 as of December 31, 1998 and decreased 48% from $1,014,000 in nonperforming loans as of June 30, 1998.
Based on the results of both the internal and external loan review processes, management believes the loan loss reserve to be adequate as of June 30, 1999.

OTHER INCOME
------------

     Total other income of $9,587,000 for the six months ended June 30, 1999 increased 31% over $7,337,000 reported for the same period in 1998. Included in each period were net gains on the sale of OREO. Exclusive of these gains, total other income increased by 2,712,000 or 34% over 1998 levels. Of this increase, $1,794,000 was earned by the non-banking subsidiaries, many of which were not in operation during 1998. The Bank's other income increased by 918,000 or 14%.

     Fees for trust services rose 11% from $4,538,000 for the first six months of 1998 to $5,040,000 for the same period in 1999, due primarily to both the acquisition of new Trust accounts and an increase in the market value of Trust assets under management, up by 29%, to $2,561,061,000 at June 30, 1999 from $1,992,774,000 as of June 30, 1998.

     Rising rates of interest on residential mortgage loans, during the first half of 1999, compared to the same period in 1998 was primarily responsible


                                   Form 10-Q
for a decrease in refinance activity in residential mortgage loans. For the six month period ended June 30, 1999, the Bank originated and sold $45,762,000 of residential mortgage loans in the secondary mortgage market, a 33% decrease from $68,008,000 of residential mortgage loans originated and sold during the first six months of 1998. A combination of deferred loan fees and documentation preparation fees, earned as income resulting from the sale of residential mortgage loans in the secondary mortgage market and related gains on the same respective sales of residential mortgage loans in the secondary mortgage market amounted to $630,000 or 138 basis points for the first six months of 1999 compared to $759,000 or 113 basis points for the same period in 1998.

     Income from other service charges, commissions and fees amounted to $486,000 for the first six months of 1999, an 8% increase from $451,000 reported for the first quarter of 1998. There was a $6,000 recovery related to prior OREO sales reported for the first half of 1999, compared to gains on the disposition of OREO of $195,000 for the same period in 1998.

     Other operating income increased by $2,018,000 or 244% to $2,844,000 for the first six months of 1999, compared to $826,000 for the same period in 1998. Of this $2,018,000 increase, increased fee income of $1,132,000 was reported from subsidiaries of the Corporation, other than the Bank, three of which, CDC, JWR & Co. and BM Brokerage, were not in operation during 1998. Non-banking subsidiaries earned $374,000 in other income for the first six months of 1998, compared to $2,225,000 for the same period in 1999.

     Total other income increased $1,015,000 or 26% from $3,912,000 for the second quarter of 1998 to $4,927,000 for the second quarter of 1999. Trust fees increased 11% or $262,000, from $2,360,000 for the second quarter of 1998 to $2,622,000 for the same period in 1999. Net gains on the sale of loans, directly related to the decreased volume of residential loan sales in the secondary market, were down 29%. Net gains on sale of loans decreased by $114,000 to $280,000 for the second quarter of 1999 from $394,000 for the second quarter of 1998. Other service charges, commissions and fees decreased by $59,000 to $173,000 for the second quarter of 1999 from $232,000 for the second quarter of 1998. Other operating income increased by $1,025,000 or 199%, from $516,000 for the second quarter of 1998 to $1,541,000 for the second quarter 1999. The non-banking subsidiaries accounted for $848,000 of this $1,025,000 increase.

OTHER EXPENSES
--------------

     Total other expense increased $2,852,000 or 24% for the first six months of 1999 to $14,877,000 from $12,025,000 for the first six months of 1998. Exclusive of a non-recurring recovery of a legal fee, recovered during the first quarter of 1998, total other expense increased $2,718,000 or 22%. Of this increase $1,563,000 related to expenses incurred by the non-banking subsidiaries and the Corporation and the balance related to a 12% increase in the Bank's total other expense. Each other expense category, discussed below, reflects the effect of increased expenses related to these non-banking subsidiaries.

     Salaries and wages grew $1,199,000 or 20%, from $6,132,000 for the six months ended June 30, 1998 to $7,331,000 for the same period in 1999. Of this





                                   Form 10-Q
increase, $1,332,000 relates to regular salary expense, representing a 28% increase in regular, part time and overtime salaries during the first six months of 1999, compared to 1998. Included in 1999's regular salary expense increase were increased salaries for the non-banking subsidiaries of $663,000 over 1998's regular salary expense. The Bank's regular salary expense increased 15% in the first half of 1999, compared to the same quarter in 1998. Staffing additions, occurring during the previous twelve month period were primarily responsible for this increase. Incentive salaries, tied to overall corporate profitability, decreased $134,000 or 10%, from $1,281,000 for the six months ended June 30, 1998 to $1,147,000 for the same period in 1999.

     Employee benefits expenses increased $227,000 or 21% from $1,065,000 for the first six months of 1998 to $1,292,000 for the same period in 1999. The Bank's employee benefits expense increased $125,000 or 12%, comparable to the overall growth in regular salary expense. The remainder of the increase was due to fringe benefits expenses associated with the non-banking subsidiaries.

     Occupancy expense increased $245,000 or 37%, from $665,000 for the first six months of 1998 to $910,000 for the first six months of 1999. The majority of this increase, $163,000, occurred in the Bank. Bank occupancy expense increased by 23%. Included in this increase was the cost of maintaining buildings, located at #2 and #6 Bryn Mawr Avenue (the "Buildings"). The Buildings are located directly across Lancaster Avenue from the Bank's main office and were leased during the first quarter of 1999 by the Bank, to be used for future Corporation expansion. Expenses directly related to the Buildings amounted to $110,000 for the first six months of 1999 and represent the majority of the $163,000 increase in occupancy expenses for the Bank from period to period. Rental income from existing tenants in the Buildings generated $101,000 in rental income, included in other income, during the first six months of 1999, offsetting all but $9,000 of this additional occupancy expense.

     Furniture, fixtures and equipment expense increased $142,000 or 17% from $826,000 for the first half of 1998 to $968,000 for the same period in 1999. The Bank's furniture, fixtures and equipment expense increased by $110,000 or 13%. The largest increases occurred in depreciation, up $72,000, small equipment and software expense, up $17,000 and the cost of maintenance agreements, which increased by $13,000.

     Other operating expenses increased $1,039,000 or 31%, from $3,337,000 for the first six months of 1998 to $4,376,000 for the first six months of 1999. Included in other operating expense for 1998 was a non-recurring recovery, related to a prior disputed loan. Exclusive of this non-recurring recovery, other operating expense increased by $900,000. Of this $900,000 increase, $595,000 related to the non-banking subsidiaries and the Corporation, while the Bank's expense increased by $444,000 or 15%. Exclusive of the non-recurring recovery referred to previously, other operating expense for the Bank increased by $310,000 or 11%.

     For the quarter, total other expenses increased 23% or $1,465,000 to $7,834,000 for the quarter ended June 30, 1999 from $6,369,000 from the same quarter in 1998. The largest increase occurred in salaries and wages, up $683,000 or 21%. Of this increase, regular salaries, full time, part time and overtime increased by $628,000 or 25%. Included in this increase were the salaries for the non-banking subsidiaries, most of which were not in operation



                                   Form 10-Q
during 1998. The increase in these salaries amounted to $333,000. Exclusive of these salary costs, the Bank's regular salary cost increased by $295,000 or 12% for the second quarter of 1999, compared to the second quarter of 1998.
Salaries - other increased by $55,000 or 7% for the quarter. Employee benefits costs rose by 22% or $115,000 reflecting both the effect of increased staff in the Bank, as well as staffing additions for the new non-banking subsidiaries. Occupancy and bank premises expense increased by $159,000 or 46%. The majority of this increase was due to costs associated with the Buildings, which added $88,000 to occupancy expense for the second quarter of 1999. Other operating expenses increased by $476,000 or 26%, from $1,848,000 for the second quarter of 1998 to $2,324,000 for the second quarter of 1999. Advertising costs were up $57,000 from the second quarter of 1998 to the second quarter of 1999. Other operating expenses of the Corporation increased $411,000 or 27%. Of this increase $281,000 occurred in non-banking subsidiaries while the Bank's other operating expenses increased by $130,000 or 10% over the same period in 1998.

APPLICABLE INCOME TAXES
-----------------------

     The Corporation's effective tax rate, defined as income tax expense divided by pre-tax income, for the first six months of 1999 and 1998 was 33% and 34%, respectively.

FINANCIAL CONDITION
-------------------

     Total assets increased less than 1% from $391,840,000 at December 31, 1998 to $392,559,000 as of June 30, 1999. Total assets grew 9% from $359,759,000 as of June 30, 1998.

     Outstanding earning assets decreased 1% to $352,607,000 as of June 30, 1999 from $391,840,000 as of December 31, 1998. The Bank's loan portfolio increased 12%, to $314,271,000 at June 30, 1999 from $281,185,000 as of December 31, 1998.
Outstanding loans increased by 13%, from $279,041,000 as of June 30, 1998. Outstanding consumer loans of $68,973,000 at June 30, 1999 increased 1% from consumer loan outstanding balances of $68,078,000 as of December 31, 1998 and decreased 6% from $73,668,000 as of June 30, 1998. Competition from automobile manufacturers for automobile loans and borrowers' ability to refinance existing fixed rate home equity loans with lower rate residential mortgage loans were the primary reasons for the decrease in consumer loan balances from June 30, 1998. However, an increase in home equity loan activity during the first six months of 1999 is the primary reason for the increase in consumer loan balances during the first half of 1999. Outstanding commercial loans at June 30, 1999 were $101,966,000, a 14% increase from outstanding commercial loan balances of $89,368,000 at December 31, 1998 and 17% ahead of $87,318,000 at June 30, 1998.
Outstanding real estate loans were $143,332,000 at June 30, 1999, a 16% increase from $123,739,000 in outstanding real estate loans at December 31, 1998 and a 21% increase over $118,055,000 in outstanding real estate loans as of June 30, 1998. The primary reason for the increase in outstanding real estate loans from December 31, 1998 to June 30, 1999 was an increase in commercial mortgage lending activity.

     The Bank's investment portfolio, having a market value of $29,501,000 at June 30, 1999, decreased 42% from a market value of $50,976,000 at December 31, 1998 and decreased 18% from $36,124,000 as of June 30, 1998. The decrease



                                   Form 10-Q
in the investment portfolio was used to partially fund growth in the loan portfolio.

      The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. As of June 30, 1999, the investment portfolio had an unrealized loss of $319,000, compared to an unrealized gain of $152,000 as of December 31, 1998. The unrealized investment depreciation, net of deferred income tax benefit, decreased the Corporation's shareholders' equity on the balance sheet by $211,000 as of June 30, 1999.

     Federal funds sold amounted to $8,738,000 as of June 30, 1999, a 57% decrease from $20,372,000 as of December 31, 1998 and a 5% increase over $8,300,000 as of June 30, 1998. A large increase in deposits at year-end 1998 provided for a similar increase in federal funds sold. In an effort to mitigate potential concentration risk in the sale of federal funds sold, the Bank invested excess funds into its interest bearing account at the Federal Home Loan Bank of Pittsburgh (the "FHLB"). As deposits decreased during the first half of 1999, the balance of the FHLB account was also decreased. This is the reason for a $5,053,000 decrease in interest bearing deposits with banks from December 31, 1998 to June 30, 1999. The decrease in outstanding federal funds sold from December 31, 1998 was primarily due to both an increase in outstanding loans and a decrease in deposits during the first half of 1999. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the FHLB and the sale of investments, classified as available for sale.

     Nonperforming assets amounted to $835,000 at June 30, 1999, a 9% increase from $764,000 at December 31, 1998 and a 18% decrease from nonperforming assets of $1,014,000 at June 30, 1998. Nonperforming loans increased 6% to $523,000 at June 30, 1999 compared to nonperforming loans of $493,000 at December 31, 1998 and decreased 45% from $1,014,000 as of June 30, 1998. OREO balances amounted to $312,000 as of June 30, 1999, a 15% increase over $271,000 as of December 31, 1998. There was no OREO recorded on the Corporation's books as of June 30, 1998. Six OREO properties, all related to a single borrower, remain on the Bank's books as of June 30, 1999.

     As of June 30, 1999 and 1998, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

      Total deposits decreased 3% to $330,880,000 as of June 30, 1999 from $342,357,000 as of December 31, 1998. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 9% to $340,550,000 for the six month period ended June 30, 1999 from $311,697,000 for the same period in 1998. Average savings balances remained relatively level at $40,313,000 for the first six months of 1999, compared to $40,362,000 for the same period in

                                   Form 10-Q

1998. With the exception of CD average outstanding balances, all other deposit categories had growth in average outstanding balances. Average Outstanding Market Rate Account balances increased 14% or $6,151,000 from $44,924,000 in average daily outstanding balances for the six months ended June 30, 1998 to $51,075,000 for the same period in 1999. Average outstanding NOW account balances grew 14% or $11,277,000, from $82,616,000 for the first six months of 1998 to $93,893,000 for the same period in 1999. Non-interest bearing demand deposit average outstanding balances grew 13% or $10,347,000 from $82,652,000 for the six months ended June 30, 1998 to $92,999,000 for the same period in 1999. Average outstanding CD balances decreased 1% or $721,000 from $61,192,000 in average outstanding balances for the first six months of 1998 to $60,471,000 for the same period in 1999. Acquisition of new deposits from recent banking mergers and consolidations and new lending relationships, bringing new deposit relationships are the primary reasons for the growth in average deposits from the first six months of 1998 compared to the first six months of 1999.

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

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of June 30, 1999, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Bank's Asset/Liability Policy.

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $44,644,000, or 11.4% of total assets, as of June 30, 1999, compared to total shareholders equity of $42,221,000, or 10.8% of total assets, as of December 31, 1998. As of June 30, 1998, shareholders' equity was $40,530,000, or 11.3% of total assets. The Corporation's risk weighted Tier I capital ratio was 11.99% as of June 30, 1999 compared to 13.55% both at December 31, 1998 and June 30, 1998, respectively. The respective Tier II ratios were 13.24%,




                                   Form 10-Q

14.80% and 14.80%, respectively. During the first half of 1999, the Corporation declared its regular dividend of $0.30 per share, a 30% increase over $0.23 per share declared during the first half of 1998.

     In March 1999, the Corporation elected to continue a stock repurchase program, originally established in March of 1997, with a goal of repurchasing up to 5% of the outstanding stock of the Corporation, as of March 1, 1999. As of June 30, 1999, the Corporation repurchased 219,800 shares of its stock at a cost of $5,289,000.

YEAR 2000
---------

     The Corporation began its process of assuring that all its software and computer systems or any equipment with computer chips (collectively the "Systems") and applications are Y2K compliant in November 1996. In 1997, a comprehensive project plan (the "Plan") to address the Y2K problems and issues, related to the Bank's and its affiliated operations, was developed and implemented. The Bank, as the primary operating subsidiary of the Corporation is addressing the Y2K problem and related issues for the Corporation and all of its subsidiaries. The Plan includes five phases. They are as follows:
Awareness, Assessment, Renovation, Validation and Implementation, as defined by the Federal Financial Institutions Examination Council and the banking regulatory agencies which regulate the Corporation and it affiliates.

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

     In the fourth quarter of 1998, the Bank formed a Y2K Communications Committee, consisting of Bank marketing officers and members of the Y2K Team. This Committee is charged with educating and informing the Corporation's

                                   Form 10-Q
employees, customers and community about the Y2K readiness of the Bank. Bankwide employee training took place in the first quarter of 1999, as well as several customer awareness initiatives were presented.

     The Team estimates that the Bank's Y2K readiness is 99% complete and that the activities involved in assessing external risks and operational issues are 100% complete.

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


New Hardware / Software replacement      $270,000
AS/400 for Y2K testing                     33,000
Modifications to existing systems          29,000
Other Y2K costs to date                   222,000
                                         --------
Total expended to date                    554,000
Anticipated additional costs               50,000
                                         --------
Total projected Y2K costs                 594,000

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

     Realizing that some disruption may occur despite our best efforts,



                                   Form 10-Q
because of the Y2K issue, the Bank has substantially updated its contingency plans for each critical system, in the event one of those systems fails. The Bank's mission critical vendors have developed contingency plans to provide resources during the weekend of December 31, 1999 and for a period of time afterward to help their clients overcome any unforeseen problems, associated with the millennium change. The Bank's mission critical vendors anticipate the ability to resolve any potential Y2K related problem in a timely manner. The contingency plan was completed and approved by the Risk Management Committee of the Board of Directors in June 1999.

                                   Form 10-Q

         PART II. OTHER INFORMATION
         --------------------------

             June 30, 1999



Item 1.  Legal Proceedings
--------

         None


Item 2.  Changes in Securities
--------

         None


Item 3.  Defaults Upon Senior Securities
--------

         None

Item 4.  Submission of Matters to Vote of Security
-------- Holders

         None

Item 5.  Other Information
--------

         None


Item 6.  Exhibits and Reports on Form 8-K
--------

          The Corporation filed a report on Form 8-K on March 3, 1999, reporting the continuation of its stock repurchase program for another year, through March 31, 2000. The program authorized
          Corporation management to spend up to $6,500,000 to repurchase up to 5% of the





                                   Form 10-Q
          outstanding shares of the Corporation as of March 1, 1999.

          The Corporation filed a report on Form 8-K on March 8, 1999, reporting the resignation of Peter H. Havens as Executive Vice President of the Bank and his resignation as director of both the Bank and Corporation. Mr. Havens' resignation was for personal reasons.

          The Corporation filed a report on Form 8-K on May 28, 1999, reporting the resignation of Richard I. Sichel as executive Vice President of the Bank. Mr. Sichel resigned to accept a position with another financial institution.


                                   Form 10-Q

                                  SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Bryn Mawr Bank Corporation



     Date: August 4, 1999                  By:/s/ Robert L. Stevens
          -------------------                 ------------------------
                                                  Robert L. Stevens
                                                  Chairman,
                                              President & Chief
                                              Executive Officer



     Date:   July 29, 1999                 By:/s/ Joseph W. Rebl
          --------------------                ------------------
                                                  Joseph W. Rebl
                                                  Treasurer and
                                                  Assistant Secretary


                                   Form 10-Q
                                    Page 26