Form 10-Q
period 1999-09-30
BRYN MAWR BANK CORP
filed 1999-11-12
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended September 30, 1999    Commission File Number 0-15261
                  ------------------                           -------

                          Bryn Mawr Bank Corporation
                   -----------------------------------------
            (Exact name of registrant as specified in its charter)


            Pennsylvania                                 23-2434506
    -------------------------------                      ----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     identification No.)



    801 Lancaster Avenue, Bryn Mawr, Pennsylvania               19010
    -------------------------------------------------------------------
     (Address of principal executive offices)                 (ZipCode)


Registrant's telephone number, including area code  (610) 525-1700
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


                            Yes   X        No
                                -----         -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

          Class                     Outstanding at November 2, 1999
  --------------------------
  Common Stock, par value $1                4,330,099

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                       QUARTER ENDED September 30, 1999

                                     INDEX


PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Income for the nine
          months ended September 30, 1999 and 1998.........Page 1

     Consolidated Statements of Income for the three
          months ended September 30, 1999 and1998..........Page 2


     Consolidated Balance Sheets as of September 30, 1999,
          December 31, 1998 and September 30, 1998.........Page 3


     Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1999 and 1998.........Page 4

     Consolidated Statements of Comprehensive Income for
          the nine  and three months  ended
          September 30, 1999 and 1998......................Page 5

     Notes to Consolidated Financial Statements............Page 6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..Page 11


PART II - OTHER INFORMATION...............................Page 23

                         PART I. FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                   Unaudited

                                                                                    Nine Months Ended
                                                                                      September 30
                                                                                1999              1998**
                                                                             -----------        -----------
Interest income:
      Interest and fees on loans.......................................      $   18,934         $   17,260
      Interest on federal funds sold...................................             396                522
      Interest on interest bearing deposits with banks.................              75                 40
      Interest and dividends on investment securities:
       U.S. Treasury securities........................................             187                552
       U.S. Government Agency securities...............................           1,071                857
       Obligations of states and political subdivisions................             148                171
       Dividend income.................................................              64                 61
                                                                             -----------        -----------
Total interest  income.................................................          20,875             19,463
Interest expense on deposits...........................................           4,147              4,549
                                                                             -----------        -----------
Net interest income....................................................          16,728             14,914
Loan loss provision....................................................             187                 87
                                                                             -----------        -----------
Net interest income after loan loss provision..........................          16,541             14,827
                                                                             -----------        -----------
Other income:
      Fees for trust services..........................................           7,465              6,893
      Service charges on deposits......................................             873                863
      Other service charges, commissions and fees......................             749                706
      Net gain on sale of loans........................................             857              1,251
      Net gain on sale of other real estate owned......................              45                224
      Other operating income...........................................           4,062              1,251
                                                                             -----------        -----------
Total other income.....................................................          14,051             11,188
                                                                             -----------        -----------

Other expenses:
      Salaries and wages...............................................          11,262              9,266
      Employee benefits................................................           1,856              1,594
      Occupancy and bank premises......................................           1,405              1,026
      Furniture, fixtures, and equipment...............................           1,458              1,287
      Other operating expenses.........................................           5,925              5,071
                                                                             -----------        -----------
Total other expenses...................................................          21,906             18,244
                                                                             -----------        -----------
Income before income taxes.............................................           8,686              7,771
Applicable income taxes................................................           2,816              2,665
                                                                             -----------        -----------
Net income.............................................................      $    5,870         $    5,106
                                                                             ===========        ===========
Earnings per common share..............................................           $1.35              $1.18
Earnings per common - share assuming dilution..........................           $1.28              $1.12
Cash dividends declared................................................           $0.45             $0.345

Weighted-average shares outstanding....................................       4,355,908          4,335,243
Dilutive potential common shares.......................................         217,251            228,051
                                                                             -----------        -----------
Adjusted weighted-average shares.......................................       4,573,159          4,563,294

The accompanying notes are an integral part of the consolidated financial statements.
*  Except for share and per share data.
** Reclassified for comparative purposes.


                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                   Unaudited

                                                                                        Three Months Ended
                                                                                             September
                                                                                         1999       1998**
                                                                                      ----------- -----------
Interest income:
         Interest and fees on loans..............................................     $    6,600 $     5,950
         Interest on federal funds sold..........................................             51         134
         Interest on interest bearing deposits with banks........................              1           0
         Interest and dividends on investment securities:
                  U.S. Treasury securities.......................................             30         180
                  U.S. Government Agency securities..............................            295         227
                  Obligations of states and political subdivisions...............             46          60
                  Dividend income................................................             23          18
                                                                                      ----------- -----------
Total interest income............................................................          7,046       6,569

Interest expense on deposits.....................................................          1,467       1,507
                                                                                      ----------- -----------
Net interest income..............................................................          5,579       5,062
Loan loss provision..............................................................             62          37
                                                                                      ----------- -----------
Net interest income after loan loss provision....................................          5,517       5,025
                                                                                      ----------- -----------

Other income:
         Fees for trust services.................................................          2,425       2,355
         Service charges on deposits.............................................            292         295
         Other service charges, commissions and fees.............................            263         255
         Net gain on sale of loans...............................................            227         492
         Net gain on sale of other real estate owned.............................             39          29
         Other operating income..................................................          1,218         425
                                                                                      ----------- -----------
Total other income...............................................................          4,464       3,851
                                                                                      ----------- -----------

Other expenses:
         Salaries and wages......................................................          3,931       3,134
         Employee benefits.......................................................            564         529
         Occupancy and bank premises.............................................            495         361
         Furniture, fixtures, and equipment......................................            490         461
         Other operating expenses................................................          1,549       1,734
                                                                                      ----------- -----------
Total other expenses.............................................................          7,029       6,219
                                                                                      ----------- -----------
Income before income taxes.......................................................          2,952       2,657
Applicable income taxes..........................................................            926         925
                                                                                      ----------- -----------
Net income.......................................................................     $    2,026 $     1,732
                                                                                      ===========  ==========

Earnings per common share........................................................          $0.47       $0.40
Earnings per common share - assuming dilution....................................          $0.45       $0.38
Cash dividends declared..........................................................          $0.15      $0.115

Weighted-average shares outstanding..............................................      4,337,901   4,320,191
Dilutive potential common shares.................................................        208,056     234,623
                                                                                      ----------- -----------
Adjusted weighted-average shares.................................................       4,545,957   4,554,814

The accompanying notes are an integral part of the consolidated financial statements.
*  Except for share and per share data.
** Reclassified for comparative purposes.

            BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                        (Dollars In Thousands)

                                                                     September 30,     December 31,   September 30,
                                                                         1999             1998           1998
                                                                      (Unaudited)                     (Unaudited)
                                                                     --------------    -----------    -----------
Assets
Cash and due from banks..........................................        $   19,391      $  19,810      $  18,771
Interest bearing deposits with banks.............................               132          5,150            104
Federal funds sold...............................................             9,874         20,372         10,000
Investment securities available for sale, at market (amortized cost of $28,991,  $50,824 and $29,363 as of September 30, 1999,
  December 31, 1998 and September 30, 1998, respectively)........            28,610         50,976         29,599
Loans:
  Consumer.......................................................            71,323         68,078         70,612
  Commercial.....................................................           114,333         89,368         92,159
  Real estate....................................................           142,497        123,739        121,676
                                                                     --------------    -----------    -----------
    Total loans..................................................           328,153        281,185        284,447
  Less: Allowance for possible loan losses.......................            (4,396)        (4,100)        (4,103)
                                                                     --------------    -----------    -----------
    Net loans....................................................           323,757        277,085        280,344
                                                                     --------------    -----------    -----------
Premises and equipment, net......................................            12,035         12,209         12,291
Accrued interest receivable......................................             2,204          2,069          2,032
Goodwill (net)...................................................             3,340              0              0
Other real estate owned..........................................                 0            271              0
Other assets.....................................................             6,105          3,898          2,381
                                                                     --------------    -----------    -----------
    Total assets.................................................        $  405,448      $ 391,840      $ 355,522
                                                                     ==============    ===========    ===========

Liabilities
Deposits:
  Demand, noninterest-bearing....................................        $   89,557      $  88,937      $  84,510
  Savings........................................................           175,702        189,695        160,906
  Time...........................................................            70,861         63,725         63,191
                                                                     --------------    -----------    -----------
    Total deposits...............................................           336,120        342,357        308,607
                                                                     --------------    -----------    -----------
Borrowed funds...................................................            15,000              0              0
Other liabilities................................................             8,541          7,262          5,614
                                                                     --------------    -----------    -----------
    Total liabilities............................................           359,661        349,619        314,221
                                                                     --------------    -----------    -----------

Shareholders' equity
Common stock, par value $1; authorized 25,000,000
  shares; issued 5,166,457, 5,067,078 and 5,050,678 shares
  as of September 30, 1999, December 31, 1998 and September 30, 1998,
  respectively and outstanding of 4,334,099, 4,303,818 and
  4,304,318 shares as of September 30, 1999, December 31, 1998
  and September 30, 1998, respectively ..........................             5,166          5,067          5,050
Paid-in capital in excess of par value  .........................             4,251          2,478          2,312
Unrealized investment (depreciation)
  appreciation net of deferred income taxes......................              (252)           100            155
Retained earnings................................................            43,708         39,791         38,556
                                                                     --------------    -----------    -----------
                                                                             52,873         47,436         46,073

Less: Common stock in treasury at cost -- 832,358, 763,260 and
  746,360 shares as of September 30, 1999, December 31, 1998
  and September 30, 1998, respectively...........................            (7,086)        (5,215)        (4,772)
                                                                     --------------    -----------    -----------
  Total shareholders' equity.....................................            45,787         42,221         41,301
                                                                     --------------    -----------    -----------
  Total liabilities and shareholders' equity.....................        $  405,448      $ 391,840      $ 355,522
                                                                     ==============    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                    Page 3

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)
                                   Unaudited

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          -------------------------
                                                                             1999           1998*
                                                                          ---------       ---------
Operating activities:
Net income.............................................................   $   5,870       $   5,106
Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Provision for loan losses...........................................         187              87
   Depreciation and amortization.......................................         949           1,133
   Provision for writedown of other real estate owned..................           0              25
   Gain on sale of other real estate owned.............................         (45)           (224)
   Loans originated for resale.........................................     (61,425)       (103,432)
   Proceeds from loans sold............................................      61,809         104,933
   Gain on sale of loans...............................................        (857)           (564)
   (Decrease) increase in deferred income taxes........................        (150)             92
   (Decrease) increase in interest receivable..........................        (135)              7
   (Decrease) Increase in interest payable.............................        (136)            153
    Other..............................................................         469          (1,080)
                                                                          ---------       ---------
      Net cash  provided by operating activities.......................       6,536           6,236
                                                                          ---------       ---------

Investing activities:
Purchases of investment securities.....................................     (41,025)        (11,002)
Proceeds from maturity and calls of fixed income securities............      62,975          22,176
Loan (originations) repayments, net ...................................     (18,706)          3,603
Loans purchased (dealer loans).........................................     (27,680)        (20,487)
Purchases of premises and equipment....................................        (900)         (1,456)
Proceeds from disposition of other real estate owned...................          45             224
Capitalization of costs of other real estate owned.....................         (41)              0
Cost of acquiring new subsidiaries.....................................      (2,195)              0
                                                                          ---------       ---------
      Net cash used by investing activities............................     (27,527)         (6,942)
                                                                          ---------       ---------

Financing activities:
Net decrease in demand and savings deposits............................     (13,373)        (21,511)
Net increase in time deposits..........................................       7,136           1,312
Dividends paid.........................................................      (1,953)         (1,496)
Repayment of mortgage debt.............................................         (21)            (20)
Purchases of treasury stock............................................      (1,929)         (2,074)
Proceeds from borrowed funds...........................................      15,000               0
Proceeds from issuance of common stock.................................         196             188
                                                                          ---------       ---------
      Net cash provided (used) by financing activities.................       5,056         (23,601)
                                                                          ---------       ---------
Decrease in cash and cash equivalents..................................     (15,935)        (24,307)
Cash and cash equivalents at beginning of period.......................      45,332          53,182
                                                                          ---------       ---------
Cash and cash equivalents at end of period.............................   $  29,397       $  28,875
                                                                          =========       =========

Supplemental cash flow information:
   Income taxes paid...................................................  $    2,300      $    2,748
   Interest paid.......................................................  $    4,283      $    4,396

The accompanying notes are an integral part of the consolidated financial statements.
*-Reclassified for comparative  purposes.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In Thousands)
                                   Unaudited

                                                     Three Months Ended       Nine Months Ended
                                                        September 30             September 30
                                                       1999        1998       1999         1998
                                                    ---------   ---------   ---------   ---------
   Net Income.......................................  $2,026      $1,732      $5,870      $5,106
   Other comprehensive income:
         Unrealized holding (losses) gains on
             available-for-sale securities..........     (62)        155        (533)        143
          Deferred income tax (benefit) expense  on
              unrealized holding (losses) gains  on
              available for sale securities.........      21         (54)        181         (50)
                                                    ---------   ---------   ---------   ---------

   Comprehensive net income.........................  $1,985      $1,833      $5,518      $5,199
                                                     ========    ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.


                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of September 30, 1999 and 1998, the consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998, the related consolidated statements of income for the three and nine month periods ended September 30, 1999 and 1998 and the related consolidated statements of comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 are unaudited.

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


2. Earnings Per Common Share:

     Reference is made to Note #10, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1998 Annual Report, incorporated in the 1998 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three and nine month periods ended September 30, 1999 and 1998.


3. Adoption of Financial Accounting Standards:

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

4. Loans:

     Interest income on loans performing satisfactorily is recognized on the accrual method of accounting. Nonperforming loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due which are deemed to be problem loans by management. All nonperforming loans, except consumer loans, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed nonperforming is deducted from interest income. Non-performing consumer loans and the respective accrued interest income are periodiaclly charged off, if deemed uncollectable. The charge-off policy for all loans considers such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower and management's assessment of the collectability of such loans.

     As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers a number of factors, such as a borrower's financial strength, the value of related collateral and the ability to continue to meet the original contractual terms of a loan. Major risk classifications, used to aggregate loans include both credit and the risk of failure to repay a loan and concentration risk. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments. An insignificant delay or shortfall is a temporary delay in the payment process of a loan. However, under these circumstances, the Corporation's principal subsidiary, The Bryn Mawr Trust Company (the "Bank"), expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

     When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and impaired loan.

     When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either nine month period ended September 30, 1999 or
1998.   Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least nine months, in accordance with the contractual terms of interest and principal. Previously unrecognized interest income is recorded as interest income immediately. Future interest income is recorded based on the existing terms of the loan. Based on the above criteria, $1,283,000 of loans considered impaired were removed from the impaired loan status during the first nine months of 1999 and $395,000 of interest income was recognized as interest income in the second quarter of 1999. No loans considered impaired were removed from impaired loan status during 1998.

     Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income. Periodiaclly, consumer loan balances and respective interest income amounts, when deemed uncollectable, are charged off against the loan loss reserve.

     All of the Corporation's impaired loans, which amounted to $756,000, $1,718,000 and $2,951,000 at September 30, 1999, December 31, 1998 and September
30, 1998, respectively, were put on a nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were put on nonaccrual status, was reversed from income.

     Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of September 30, 1999, December 31, 1998 and September 30, 1998, no impaired loans were measured using the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $756,000, $1,718,000, and $2,951,000, respectively.

     If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. All impairment reserves established in either 1999 or 1998 were allocated from the existing reserve for loan losses. As of September 30, 1999, December 31, 1998 and September 30, 1998, there were $646,000, $935,000 and $2,881,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at September 30, 1999, December 31, 1998 and September 30, 1998 was $78,000, $300,000 and $300,000, respectively.
Impaired loans for which no loan loss allowance was allocated amounted to $110,000, $783,000 and $70,000 at September 30, 1999, December 31, 1998 and
September 30, 1998, respectively. Average impaired loans as of September 30, 1999, December 31, 1998 and September 30, 1998 amounted to $1,204,000, $2,820,000 and $3,095,000, respectively.

5. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                            nine months ended     year ended
                                              September 30,       December 31,
                                          1999            1998        1998
                                         ---------------------    ------------
Balance, Beginning of period             $   4,100    $  4,074      $ 4,074
                                         ---------    --------    ------------
Charge-offs:
     Consumer                                  (93)       (129)        (179)
     Commercial and industrial                   0         (18)         (64)
     Real estate                               (54)        (24)          (0)

          Total charge-offs                   (147)       (171)        (243)
Recoveries:
     Consumer                                    6          15           19
     Commercial and industrial                 228           0          100
     Real estate                                22          98            0

          Total recoveries                     256         113          119

          Net (charge-offs) / recoveries       109         (58)        (124)

Provision for loan losses                      187          87          150
                                         ---------    --------    ------------
Balance, End of period                   $   4,396    $  4,103      $ 4,100
                                         ---------    --------    ------------

6.  Acquisition of New Subsidiaries:

     During the first quarter of 1999, the Corporation acquired CDC Capital Management, Inc. ("CDC") and Joseph W. Roskos & Co. ("JWR & Co."). CDC is an investment advisory firm, providing services to its client base regarding alternative investment managers. JWR & Co. is a firm that provides family office business services, including accounting, consulting, tax services and fiduciary support for high-net-worth individuals. CDC was acquired for $281,000 in Corporation stock, to be paid out over a two year period. The purchase method of accounting was used for this acquisition and the transaction added $177,000 of goodwill to the Corporations books. JWR & Co. was acquired for $4,195,000, of which $2,000,000 was paid in Corporation stock and $2,195,000 was paid in cash. The purchase method of accounting was used for this acquisition and the transaction added $3,300,000 in goodwill to the Corporation's books.
The amortization period for goodwill is 10 years for CDC and 20 years for JWR & Co.. Goodwill expense for the first nine months of 1999 amounted to $137,000.

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

Segment information for the nine months ended September 30, 1999 and 1998 is as follows:

                                                           1999
                                                          Mortgage         All
                              Banking        Trust        Banking         Other     Consolidated
                           ----------------------------------------------------------------------
Net interest income              $16,728     $       --    $       --             2      $16,728
Less Loan loss provision             187            --            --            --           187
                           ----------------------------------------------------------------------
Net interest inocme after
      loan loss provision         16,541            --            --              2       16,541

Other income:
   Fees for investment
      management and trust
      services                         --        7,465            --            --         7,465
   Other income                    2,186             --        1,379          3,352        6,917
                           ----------------------------------------------------------------------
Total other income                 2,186         7,465         1,379          3,352       14,382

Other expenses:
   Salaries and benefits           8,145         2,815           477          1,700       13,137
   Occupancy                       2,259           362           109            339        3,069
   Other operating expense         3,791           705           226          1,309        6,031
                           ----------------------------------------------------------------------
Total other expense               14,195         3,882           812          3,348       22,237
                           ----------------------------------------------------------------------

Segment profit (loss)              4,532         3,583           567              6        8,686

Intersegment (revenues)
   expenses *                        127           177             --          (304)           0
                           ----------------------------------------------------------------------

Segment profit after
   eliminations                   $4,659        $3,760          $567          ($298)      $8,686
                            =====================================================================

% of segment profit (loss)            53%           43%            7%            -3%         100%
                           ----------------------------------------------------------------------

                                                                1998
                                                               Mortgage         All
                                   Banking        Trust        Banking         Other     Consolidated
                                ----------------------------------------------------------------------
Net interest income                   $14,914     $       --    $       --             2      $14,914
Less Loan loss provision                   87            --            --            --            87
                                ----------------------------------------------------------------------
Net interest inocme after
      loan loss provision              14,827            --            --              2       14,827

Other income:
   Fees for investment
      management and trust
      services                              --        6,893            --            --         6,893
   Other income                         2,006             --        1,733            742        4,481
                                ----------------------------------------------------------------------
Total other income                      2,006         6,893         1,733            742       11,374

Other expenses:
   Salaries and benefits                7,090         2,808           389            573       10,860
   Occupancy                            2,016           299            41            138        2,494
   Other operating expense              3,676           686           285            429        5,076
                                ----------------------------------------------------------------------
Total other expense                    12,782         3,793           715          1,140       18,430
                                ----------------------------------------------------------------------

Segment profit (loss)                   4,051         3,100         1,018           (396)       7,771

Intersegment (revenues)
   expenses *                               1           177             --          (178)           0
                                ----------------------------------------------------------------------

Segment profit after
   eliminations                        $4,052        $3,277        $1,018          ($574)      $7,771
                                ======================================================================

% of segment profit (loss)                 52%           42%           13%            -7%         100%
                                ----------------------------------------------------------------------

*- Intersegment revenues consist of rental payments to Bryn Mawr Bank
    Corporation from its subsidiaries, and insurance commissions paid by the Bank to Insurance Counsellors of Bryn Mawr, Inc. Intersegment expenses consist of a $4,000 management fee, paid by Bryn Mawr Bank Corporation to the Bank.

ITEM 2.
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the three and nine months ended September 30, 1999 and 1998, as well as the financial condition of the Corporation as of September 30, 1999, December 31, 1998 and September 30, 1998. The Bryn Mawr Trust Company (the "Bank") The Bryn Mawr Trust Company (Jersey), Ltd. ("Jersey")and Tax Counsellors of Bryn Mawr, Inc. ("TCBM") are wholly-owned subsidiaries of the Corporation. Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") is a wholly-owned subsidiary of the Bank. In December of 1998, the Corporation formed a wholly-owned subsidiary, Bryn Mawr Brokerage Company, Inc. ("BM Brokerage") to offer securities products to its customers through the Bank's branch system. The Corporation acquired two new subsidiaries during the first quarter of 1999, CDC Capital Management, Inc. ("CDC") and Joseph W. Roskos & Co. ("JWR & Co."). CDC is an investment advisory firm, providing services to its client base regarding alternative investment managers. JWR & Co. is a firm that provides family office business services, including accounting, consulting, tax services and fiduciary support for high-net-worth individuals.

RESULTS OF OPERATIONS
---------------------

     The Corporation reported net income of $5,870,000 for the nine months ended September 30, 1999, a 15% increase over $5,106,000 reported for the same period in 1998. Non-recurring income, resulting either from recoveries or interest income from prior problem loans, was included in net income for the first nine months of both 1998 and 1999. Exclusive of this non-recurring income, net income increased 11% for the first nine months of 1999, compared to the same period in 1998. Earnings per common share amounted to $1.35, a 14% increase over $1.18 reported for the first nine months of 1998. Earnings per common share, assuming dilution were $1.28 and $1.12, respectively.

     For the third quarter of 1999, the Corporation reported net income of $2,026,000, a 17% increase over $1,732,000, reported for the third quarter of 1998. For the three months ended September 30, 1999 and 1998, earnings per common share amounted to $.47 and $.40, respectively.

     The increase in earnings, for the first nine months of 1999 over the same period in 1998 may be attributed to a number of factors, including an increase in net interest income, up 12% over the first nine months of 1998 and an increase of 26% in other income, primarily due to growth in new revenue streams provided by the acquisition or start-up of the new subsidiaries referred to previously. Total other expenses rose 20% for the first nine months of 1999 compared to the same period in 1998.

     Average outstanding earning assets grew by 9%. Average outstanding loan balances for the first nine months of 1999 grew 11% from average daily outstanding loan balances for the first nine months of 1998, while average outstanding investment security balances decreased by 4%. The increase in average outstanding earning assets was partially funded by a 9% increase in average daily outstanding deposit balances. The majority of the growth in average daily outstanding deposits occurred in transaction based accounts. Average daily outstanding balances of non-interest bearing demand deposit accounts and NOW accounts were both up 12%.

    Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. The overall annualized yield on earning assets decreased by 10 basis points, from 7.9% at September 30, 1998 to 7.8% for the same period in 1999.

     With the majority of the growth in average outstanding deposits occurring in no cost or low costing deposits during the first nine months of 1999, the average cost of funds decreased from 1.95% for the first nine months of 1998 to 1.62% for the same period in 1999. The result was an increase in the Bank's annualized net interest margin, to 6.19% for the first nine months of 1999 compared to 6.03% for the same period in 1998. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the nine months ended September 30, 1999, net interest income rose 12% to $16,728,000 from $14,914,000 in 1998. Total interest income grew 7% for the first nine months of 1999, to $20,875,000 from $19,463,000 for the first nine months of 1998. Interest expense decreased 9% for the nine months ended September 30, 1999, to $4,147,000 compared to $4,549,000 for the first nine months of 1998. The yield on earning assets for the first nine months of 1999 was 7.8% compared to 7.9% for the first nine months of 1998 while the effective rate paid on interest bearing deposits for the first nine months of 1999 and 1998 was 2.2% and 2.6%, respectively.

     Interest and fees on loans increased 10% from $17,260,000 for the first nine months of 1998 to $18,934,000 for the first nine months of 1999. An 11% increase in average outstanding loan balances for the first nine months of 1999, to $303,117,000, compared to $273,170,000 for the same period in 1998 is the primary reason for this increase in loan related interest and fee income.

     Interest income on investments decreased $136,000 or 8%, from $1,681,000 for the first nine months of 1998 to $1,545,000 for the first nine months of 1999. Interest from U.S. Treasury obligations decreased 66% from $552,000 for the first nine months of 1998 to $187,000 for the first nine months of 1999.
The primary reason for this decrease was a $8,253,000 or 65% decrease in the average balance of U.S. Treasury securities, from $12,715,000 during the first nine months of 1998 to $4,462,000 for the comparable period in 1999. The decrease in U.S. Treasury obligations was a result of maturities, not sales of U.S. Treasury obligations. Interest income on U.S. Government Agency securities increased 25% from $857,000 for the nine months ended September 30, 1998 to $1,071,000 at September 30, 1999. A 39% increase in the average balance of U.S. Government Agency securities, from $18,681,000 for the nine months ended September 30, 1998 to $25,915,000 for the same period in 1999, is primarily responsible for the related 25% increase in interest income. Interest income on obligations of states and political subdivisions decreased 13% or $23,000, from $171,000 for the nine months ended September 30, 1998 to $148,000 for the same period in 1999. Average outstanding balances of obligations of state and political subdivision decreased by 11%, from $5,010,000 in 1998 to $4,453,000 in 1999. The overall yield on investment securities decreased from 5.8% for the first nine months of 1998 to 5.4% for the first nine months of 1999, a result of lower rates of interest being paid on investments purchased during the prior twelve month period.

     Interest on federal funds sold decreased 24% from $522,000 the first nine months of 1998, compared to $396,000 for the same period in 1999. Average outstanding balances of federal funds sold decreased 13%, from $12,639,000 for the first nine months of 1998 to $10,997,000 for the same period in 1999. The yield on federal funds sold decreased to 4.8% for the first nine months of 1999, compared to 5.5% for the same period last year.

     Interest expense on deposits decreased 9% or $402,000, to $4,147,000 for the nine months ended September 30, 1999 compared to $4,549,000 for the same period in 1998. The average cost of interest bearing deposits decreased 40 basis points, from 2.6% at September 30, 1998 to 2.2% for the nine months ended September 30, 1999. The average daily outstanding interest bearing deposit balances increased 7% to $245,386,000 at September 30, 1999 compared to $228,620,000 for the same period in 1998. Average daily outstanding non-transaction savings accounts remained level for the first nine months of 1999, compared to the same period in 1998, while average daily outstanding Market Rate Accounts and CDs increased 14% and 1%, respectively. The Bank's average daily outstanding transaction based NOW account and non-interest bearing demand deposit account balances both increased 12%. The annualized cost of CDs decreased 40 basis points, from 5.0% for the first nine months of 1998 to 4.6% for the same period in 1999. The average cost of Market Rate Accounts and savings accounts decreased by 40 basis points and 50 basis points, respectively, while the cost of NOW accounts decreased by 30 basis points. The average cost of deposits, including non-interest bearing demand deposits decreased from 1.95% for 1998, to 1.62% for the first nine months of 1999.

       For the first nine months of 1999, the net interest margin increased to 6.19% from 6.03% for same period in 1998. The net interest margin is computed exclusive of related loan fee income.

     For the third quarter of 1999, net interest income of $5,579,000 was 10% ahead of $5,062,000, reported for the third quarter of 1998. Total interest income increased $477,000 or 7% from $6,569,000 for the third quarter of 1998 to $7,046,000 for the same period in 1999. Interest and fees on loans increased $650,000 or 11% for the third quarter of 1999 over the third quarter of 1998. Interest on federal funds sold decreased $83,000 or 62%. Interest income on U.S. Government Agency Obligations increased $68,000 or 30%, due to an increase in average daily outstanding balances in such investments. Interest income on U.S. Treasury Securities decreased by $150,000 or 83%, due primarily to a decrease in the average outstanding balances of such investments. Interest income on obligations of states and political subdivisions decreased by $14,000 or 23%. Interest expense on deposits decreased $40,000 or 3%.

LOAN LOSS PROVISION
-------------------

     The loan loss provision represents management's determination of the amount necessary to be charged against the current year's income in order to maintain an adequate loan loss reserve. The methodology used to arrive at an appropriate allowance for loan loss involves a high degree of management judgement and results in a range of estimated losses. It is the goal of this loan loss reserve adequacy process to provide a loan loss reserve sufficient to address the Bank's potential risk of loan losses during various economic cycles. The balance in the allowance for loan losses reflects management's best estimate of probable loan losses related to specifically identified loans as well as loan losses in the existing loan portfolio. As a part of the determination of management's best estimate of the level of the loan loss reserve, management considers such available information as loan concentrations, past charge-off history, collateralization of loans and the underlying value of collateral and any current economic trends that might have an effect on the loan portfolio. In addition, the credit quality of a loan may be affected by the failure of a borrower's operating systems, as a consequence of a Year 2000 ("Y2K") issue. As a part of the consideration of the adequacy of the loan loss reserve, management also considers any potential Y2K losses, as they relate to the existing loan portfolio.

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

     For the nine months ended September 30, 1999, the loan loss provision was increased to $187,000, compared to $87,000 for the same period in 1998. The loan loss reserve amounted to 1.34% of outstanding loans at September 30, 1999, down from 1.44% as of September 30, 1998. Delinquencies, as a percentage of outstanding loans, were 60 basis points as of September 30, 1999. Nonperforming loans increased 60% to $791,000 as of September 30, 1999, up from $493,000 as of December 31, 1998 and decreased 18% from $970,000 in nonperforming loans as of September 30, 1998. Based on the results of both the internal and external loan review processes, management believes the loan loss reserve to be adequate as of September 30, 1999.

OTHER INCOME
------------

     Total other income of $14,051,000 for the nine months ended September 30, 1999 increased 26% over $11,188,000 reported for the same period in 1998. Included in each period were net gains on the sale of OREO. Exclusive of these gains and after intercompany eliminations, total other income increased by $3,042,000 or 28% over 1998 levels. Of this increase, $2,481,000 was earned by subsidiaries other than the Bank, many of which were not in operation during 1998. Exclusive of the OREO gains referred to above, the Bank's other income increased by $561,000 or 5%.

     Fees for trust services rose 8% from $6,893,000 for the first nine months of 1998 to $7,465,000 for the same period in 1999, due primarily to both the acquisition of new Trust accounts and an increase in the market value of Trust assets under management, up by 3%, to $1,896,333,000 at September 30, 1999 from $1,835,826,000 as of September 30, 1998.

     Rising rates of interest on residential mortgage loans, during the first nine months of 1999, compared to the same period in 1998 was primarily responsible for a decrease in refinance activity in residential mortgage loans. For the nine month period ended September 30, 1999, the Bank originated and sold $61,809,000 of residential mortgage loans in the secondary mortgage market, a 41% decrease from $104,933,000 of residential mortgage loans originated and sold during the first nine months of 1998. A combination of deferred loan fees and documentation preparation fees, earned as income resulting from the sale of residential mortgage loans in the secondary mortgage market and related gains on the same respective sales of residential mortgage loans in the secondary mortgage market amounted to $857,000 or 139 basis points for the first nine months of 1999 compared to $1,251,000 or 120 basis points for the same period in 1998.

     Income from other service charges, commissions and fees amounted to $749,000 for the first nine months of 1999, a 6% increase from $706,000 reported for the same period in 1998. There was a $45,000 recovery related to prior OREO sales reported for the first nine months of 1999, compared to gains on the disposition of OREO of $224,000 for the same period in 1998.

     Other operating income increased by $2,811,000 or 225% to $4,062,000 for the first nine months of 1999, compared to $1,251,000 for the same period in 1998. Of this $2,811,000 growth, increased fee income of $2,488,000 was reported from subsidiaries of the Corporation, other than the Bank, three of which, CDC, JWR & Co. and BM Brokerage, were not in operation during 1998. Non-banking subsidiaries earned $564,000 in other income for the first nine months of 1998, compared to $3,053,000 for the same period in 1999.

     Total other income increased $613,000 or 16% from $3,851,000 for the third quarter of 1998 to $4,464,000 for the third quarter of 1999. Trust fees increased 3% or $70,000, from $2,355,000 for the third quarter of 1998 to $2,425,000 for the same period in 1999. Net gains on the sale of loans, directly related to the decreased volume of residential loan sales in the secondary market, were down 54%. Net gains on sale of loans decreased by $265,000 to $227,000 for the third quarter of 1999 from $492,000 for the third quarter of 1998. Other operating income increased by $793,000 or 187%, from $425,000 for the third quarter of 1998 to $1,218,000 for the third quarter 1999. The non-banking subsidiaries accounted for $778,000 of this $793,000 increase.


OTHER EXPENSES
--------------

     Total other expense increased $3,662,000 or 20% for the first nine months of 1999 to $21,906,000 from $18,244,000 for the first nine months of 1998. Of this increase $2,165,000 related to expenses incurred by the non-banking subsidiaries and the Corporation and the balance related to a 9% increase in the Bank's total other expense. Each other expense category, discussed below, reflects the effect of increased expenses related to these non-banking subsidiaries.

     Salaries and wages grew $1,996,000 or 22%, from $9,266,000 for the nine months ended September 30, 1998 to $11,262,000 for the same period in 1999. Of this increase, $1,799,000 relates to regular salary expense, representing a 24% increase in regular, part time and overtime salaries during the first nine months of 1999, compared to 1998. Included in 1999's regular salary expense increase were increased salaries for the non-banking subsidiaries of $989,000 over 1998's regular salary expense. The Bank's regular salary expense increased 11% for the first nine months of 1999, compared to the same period in 1998. Staffing additions, occurring during the previous twelve month period were primarily responsible for this increase. Incentive salaries, tied to overall corporate profitability, increased $197,000 or 11%, from $1,774,000 for the nine months ended September 30, 1998 to $1,971,000 for the same period in 1999.

     Employee benefits expenses increased $262,000 or 16% from $1,594,000 for the first nine months of 1998 to $1,856,000 for the same period in 1999. The Bank's employee benefits expense increased $208,000 or 13%, comparable to the overall growth in regular salary expense. The remainder of the increase was due to the additional fringe benefits expenses associated with the non-banking subsidiaries.

     Occupancy expense increased $379,000 or 37%, from $1,026,000 for the first nine months of 1998 to $1,405,000 for the first nine months of 1999. The majority of this increase, $257,000, occurred in the Bank. Bank occupancy expense increased by 24%. Included in this increase was the cost of maintaining buildings, located at #2 and #6 Bryn Mawr Avenue (the "Buildings"). The Buildings are located directly across Lancaster Avenue from the Bank's main office and were leased during the first quarter of 1999 by the Bank, to be used for future expansion. Occupancy expenses directly related to the Buildings amounted to $198,000 for the first nine months of 1999 and represent the majority of the $257,000 increase in occupancy expenses for the Bank from period to period. Rental income of $175,000 from existing tenants in the Buildings, included in other income during the first nine months of 1999, offset all but $23,000 of this additional occupancy expense.

     Furniture, fixtures and equipment expense increased $171,000 or 13% from $1,287,000 for the first nine months of 1998 to $1,458,000 for the same period in 1999. The Bank's furniture, fixtures and equipment expense increased by $117,000 or 9%. The largest increase occurred in depreciation, up $98,000.

     Other operating expenses increased $854,000 or 17%, from $5,071,000 for the first nine months of 1998 to $5,925,000 for the first nine months of 1999. Included in other operating expense for both years were non-recurring recoveries, related to a prior disputed loan, which reduced other operating expenses. Exclusive of these non-recurring recoveries, other operating expense increased by $988,000 or 19%. Of this $988,000 increase, $881,000 related to the non-banking subsidiaries and the Corporation, while the Bank's expense increased by $107,000 or 2%.

     For the quarter, total other expenses increased 13% or $810,000 to $7,029,000 for the quarter ended September 30, 1999 from $6,219,000 for the same quarter in 1998. The largest increase occurred in salaries and wages, up $797,000 or 25%. Of this increase, regular salaries, full time, part time and overtime increased by $467,000 or 18%. Included in this increase were the salaries for the non-banking subsidiaries, most of which were not in operation during 1998. The increase in these salaries amounted to $326,000. Exclusive of these salary costs, the Bank's regular salary cost increased by $141,000 or 6% for the third quarter of 1999, compared to the third quarter of 1998. Salaries - other increased by $330,000 or 67% for the quarter, reflecting increased incentive expenses, related to increased profitability of the Corporation. Employee benefits costs rose by 7% or $35,000 reflecting both the effect of increased staff in the Bank, as well as staffing additions for the new non-banking subsidiaries. Occupancy and bank premises expense increased by $134,000 or 37%. The majority of this increase was due to costs associated with the Buildings, which added $88,000 to occupancy expense for the third quarter of 1999. Other operating expenses decreased by $185,000 or 11%, from $1,734,000 for the third quarter of 1998 to $1,549,000 for the third quarter of 1999. Exclusive of a third quarter 1999 non-recurring recovery of legal fees related to a prior problem loan, other operating expenses increased $93,000 or 5%.

APPLICABLE INCOME TAXES
-----------------------

     The Corporation's effective tax rate, defined as income tax expense divided by pre-tax income, for the first nine months of 1999 and 1998 was 32% and 34%, respectively.

FINANCIAL CONDITION
-------------------

     Total assets increased 3% from $391,840,000 at December 31, 1998 to $405,448,000 as of September 30, 1999. Total assets grew 14% from $355,522,000 as of September 30, 1998.

     Outstanding earning assets increased 3% to $366,769,000 as of September 30, 1999 from $357,683,000 as of December 31, 1998. The Bank's loan portfolio increased 17%, to $328,153,000 at September 30, 1999 from $281,185,000 as of
December 31, 1998. Outstanding loans increased by 15%, from $284,447,000 as of September 30, 1998. Outstanding consumer loans of $71,323,000 at September 30, 1999 increased 5% from consumer loan outstanding balances of $68,078,000 as of December 31, 1998 and increased 1% from $70,612,000 as of September 30, 1998.
An increase in home equity loan activity during the first nine months of 1999 is the primary reason for the increase in consumer loan balances. Outstanding commercial loans at September 30, 1999 were $114,333,000, a 28% increase from outstanding commercial loan balances of $89,368,000 at December 31, 1998 and 24% ahead of $92,159,000 at September 30, 1998. Outstanding real estate loans were $142,497,000 at September 30, 1999, a 15% increase from $123,739,000 in outstanding real estate loans at December 31, 1998 and a 17% increase over $121,676,000 in outstanding real estate loans as of September 30, 1998. The primary reason for the increase in outstanding real estate loans from December 31, 1998 to September 30, 1999 was an increase in commercial mortgage lending activity.

     The Bank's investment portfolio, having a market value of $28,610,000 at September 30, 1999, decreased 44% from a market value of $50,976,000 at December 31, 1998 and decreased 3% from $29,599,000 as of September 30, 1998. The decrease in the investment portfolio was used to partially fund growth in the loan portfolio.

      The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. As of September 30, 1999, the investment portfolio had an unrealized loss of $381,000, compared to an unrealized gain of $152,000 as of December 31, 1998. The unrealized investment depreciation, net of deferred income tax benefit, decreased the Corporation's shareholders' equity on the balance sheet by $252,000 as of September 30, 1999.

     Federal funds sold amounted to $9,874,000 as of September 30, 1999, a 52% decrease from $20,372,000 as of December 31, 1998 and a 1% decrease from $10,000,000 as of September 30, 1998. A large increase in deposits at year-end 1998 provided for a similar increase in federal funds sold. In an effort to mitigate potential concentration risk in the sale of federal funds sold, the Bank invested excess funds into its interest bearing account at the Federal Home Loan Bank of Pittsburgh (the "FHLB"). As deposits decreased during the first nine months of 1999, the balance of the FHLB account was also decreased. This is the reason for a $5,018,000 decrease in interest bearing deposits with banks from December 31, 1998 to September 30, 1999. The decrease in outstanding federal funds sold from December 31, 1998 was primarily due to both an increase in outstanding loans and a decrease in deposits during the first nine months of 1999. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the FHLB and the sale of investments, classified as available for sale.

     Nonperforming assets amounted to $791,000 at September 30, 1999, a 4% increase from $764,000 at December 31, 1998 and a 18% decrease from nonperforming assets of $970,000 at September 30, 1998. Nonperforming loans increased 60% to $791,000 at September 30, 1999 compared to non-performing loans of $493,000 at December 31, 1998 and decreased 18% from $970,000 as of September 30, 1998. During the third quarter of 1999, the Bank discovered that, through no fault of the Bank, it had acquired an OREO property through an invalid sheriff's sale. Therefore, this OREO property was then deducted from the OREO classification and included in the non-performing loan classification. This is the reason for the 60% increase in non-performing loans, over December 31, 1998 non-performing loan balances, while total non-performing assets increased by only 4% during the same period. There was no OREO recorded on the Bank's or its affiliates' books as of September 30, 1998.

     As of September 30, 1999 and 1998, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

      Total deposits decreased 2% to $336,120,000 as of September 30, 1999 from $342,357,000 as of December 31, 1998. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 9% to $338,147,000 for the nine month period ended September 30, 1999 from $311,418,000 for the same period in 1998. Average savings balances remained relatively level at $40,684,000 for the first nine months of 1999, compared to $40,504,000 for the same period in

1998. All other deposit categories had growth in average outstanding balances. Average outstanding Market Rate Account balances increased 14% or $6,437,000 from $44,619,000 in average daily outstanding balances for the nine months ended September 30, 1998 to $51,056,000 for the same period in 1999. Average outstanding NOW account balances grew 12% or $9,747,000, from $82,655,000 for the first nine months of 1998 to $92,402,000 for the same period in 1999. Non-interest bearing demand deposit average outstanding balances grew 12% or $9,963,000 from $82,798,000 for the nine months ended September 30, 1998 to $92,761,000 for the same period in 1999. Average outstanding CD balances increased 1% or $402,000 from $60,842,000 in average outstanding balances for the first nine months of 1998 to $61,244,000 for the same period in 1999. Acquisition of new deposits from customers of other banks, due to recent banking mergers and consolidations, as well as new lending relationships, bringing new deposit relationships, are the primary reasons for the growth in average deposits from the first nine months of 1998 compared to the first nine months of 1999.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

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

     In order to meet its current liquidity needs, in September 1999, the Bank borrowed $15,000,000 from the FHLB for four months. This short term borrowing will mature on January 2000.

In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of September 30, 1999, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Bank's Asset/Liability Policy.

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $45,787,000, or 11.3% of total assets, as of September 30, 1999, compared to total shareholders equity of $42,221,000, or 10.8% of total assets, as of

December 31, 1998. As of September 30, 1998, shareholders' equity was $41,301,000, or 11.6% of total assets. The Corporation's risk weighted Tier I capital ratio was 11.91% as of September 30, 1999 compared to 13.55% and 13.33% at December 31, 1998 and September 30, 1998, respectively. The respective Tier II ratios were 13.13%, 14.80% and 14.58%, respectively. During the first nine months of 1999, the Corporation declared its regular quarterly dividend, cumulatively amounting to $0.45 per share, a 30% increase over $0.345 per share declared during the first nine months of 1998.

     In March 1999, the Corporation elected to continue a stock repurchase program, originally established in March of 1997, with a goal of repurchasing up to 5% of the outstanding stock of the Corporation, as of March 1, 1999. As of September 30, 1999, the Corporation repurchased 234,300 shares of its stock at an average cost of $24.22 per share.

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

     The Bank relies on third party vendors and service providers (the "Groups") for its data processing capabilities and to maintain its computer systems. Formal communications with those Groups were initiated in 1997 and presently continue to date. Thus far responses to date indicate that most of the significant providers in the Group currently have either compliant versions available or will be complient prior to year-end 1999. Based on current information related to the Group, management has determined that the Y2K issues will not pose significant operational problems for the systems. However, the Bank can give no guarantee that the systems of the Group on which the Bank's systems rely will be timely renovated and Y2K compliant.

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

     In the fourth quarter of 1998, the Bank formed a Y2K Communications Committee, consisting of Bank marketing officers and members of the Y2K Team. This Committee is charged with educating and informing the Corporation's employees, customers and community about the Y2K readiness of the Bank. Both Bankwide employee training and several customer initiatives have taken place during 1999.

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

New Hardware / Software replacement    $270,000
AS/400 for Y2K testing                   33,000
Modifications to existing systems        29,000
Other Y2K costs to date                 256,000
                                       --------
Total expended to date                  588,000
Anticipated additional costs             10,000
                                       --------
Total projected Y2K costs              $598,000

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

     Bank management believes, based on information and testing results obtained from its mission critical vendors, that they are, and it is anticipated will remain Y2K, compliant. The Bank will continue to monitor the Y2K compliance of these two mission critical vendors.

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

         PART II. OTHER INFORMATION
         --------------------------

             September 30, 1999



ITEM 1.  Legal Proceedings
--------
         None


ITEM 2.  Changes in Securities
--------
         None


ITEM 3.  Defaults Upon Senior Securities
--------
         None

ITEM 4.  Submission of Matters to Vote of Security Holders
--------
         None

ITEM 5.  Other Information
--------
         None

ITEM 6.  Exhibits and Reports on Form 8-K
--------
         The Corporation filed a report on Form 8-K on March 3, 1999, reporting the continuation of its stock repurchase program for another year, through March 31, 2000. The program authorized Corporation management to spend up to $6,500,000 to repurchase up to 5% of the outstanding shares of the Corporation as of March 1, 1999.

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



                                     Bryn Mawr Bank Corporation



     Date:   November 9, 1999            By:/s/ Robert L. Stevens
          --------------------              ----------------------
                                            Robert L. Stevens
                                            Chairman,
                                            President & Chief
                                            Executive Officer



     Date:   November 9, 1999            By:/s/ Joseph W. Rebl
          ----------------------            ------------------
                                            Joseph W. Rebl
                                            Treasurer and
                                            Assistant Secretary