Form 10-K
period 1999-12-31
BRYN MAWR BANK CORP
filed 2000-03-29
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee Required] for the transition period from_______________ to________________

Commission file number 0-15261.
                       -------

                          BRYN MAWR BANK CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                              23-2434506
---------------------------------      --------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
Incorporation or Organization)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania             19010
----------------------------------------------        --------------
  (Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code)      (610) 525-1700
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

                          Common Stock ($1 par value)
--------------------------------------------------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes       X             No  __________
                              -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $94,352,343 on February 29, 2000.

As of February 29, 2000, 4,313,250 shares of common stock were outstanding.

Documents Incorporated by Reference:  Parts I, II and IV - Portions of
-----------------------------------
Registrant's Annual Report to Shareholders for the year ended December 31, 1999, as indicated, Parts I and III - Definitive Proxy Statement of Registrant filed with the Commission pursuant to Regulation 14A.


*Registrant does not admit by virtue of the foregoing that its officers and directors are "affiliates" as defined in Rule 405 and does not admit that it controls the shares of Registrant's voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on pages 46 through 50. There are 144 pages in this report.

                                   Form 10-K

                          Bryn Mawr Bank Corporation

                                     Index

   Item No.                                                      Page
   --------
                                    Part I

    1.   Business...............................................  1
    2.   Properties............................................. 32
    3.   Legal Proceedings...................................... 36
    4.   Submission of Matters to a Vote of Security Holders.... 36

                                      Part II

    5.   Market for Registrant's Common Equity and Related
         Stockholder Matters.................................... 37
    6.   Selected Financial Data................................ 37
    7.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................... 37
    8.   Financial Statements and Supplementary Data............ 38
    9.   Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................... 38

                                   Part III

   10.   Directors and Executive Officers of Registrant......... 39
   11.   Executive Compensation................................. 45
   12.   Security Ownership of Certain Beneficial Owners and
         Management............................................. 45
   13.   Certain Relationships and Related Transactions......... 45

                                      Part IV

   14.   Exhibits, Financial Statement Schedules and Reports
         on Form 8-K............................................ 46


   UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 1, 2000.

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

THE BRYN MAWR TRUST COMPANY
---------------------------

     The Bank, the principal subsidiary of the Corporation, is a state chartered bank subject to the Pennsylvania Banking Code of 1965, as amended, which was incorporated under the laws of the Commonwealth of Pennsylvania on March 25, 1889. In addition, the Bank is a member of the Federal Reserve System and, therefore, is subject to the laws and regulations, which govern a Federal Reserve member bank. The Bank is engaged in a general commercial and retail banking business, providing basic banking services as well as a full range of trust services.

TAX COUNSELLORS OF BRYN MAWR, INC.
----------------------------------

     Tax Counsellors of Bryn Mawr, Inc. ("TCBM") was incorporated under the laws of Pennsylvania on July 1, 1997. TCBM is a wholly owned subsidiary of the Corporation. TCBM offers tax-planning services to clients in the general market area of the Corporation.

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

THE BRYN MAWR TRUST COMPANY (JERSEY), LTD.
------------------------------------------

   The Bryn Mawr Trust Company (Jersey), Ltd. ("BMTC (Jersey)") was incorporated on September 3, 1998 as a wholly owned subsidiary of the Corporation. BMTC (Jersey) is incorporated under the laws of the Island of Jersey, Channel Islands and maintained an office on the Island of Jersey. BMTC (Jersey) afforded the Bank's clients the opportunity to make offshore investments, but due to a lack of business activity, BMTC (Jersey) has ceased operation and its charter will be cancelled.

BRYN MAWR BROKERAGE CO., INC.
-----------------------------

   Bryn Mawr Brokerage Co., Inc. ("BM Brokerage") was incorporated on October 26, 1998 as a wholly owned subsidiary of the Corporation. BM Brokerage began operating in January 1999. BM Brokerage offers an array of brokerage related services to the Corporation's customers, including trading of shares, annuities and mutual funds.

JOSEPH W. ROSKOS & CO., INC.
---------------------------

   Joseph W. Roskos & Co., Inc. ("JWR&Co") was acquired as of January 1, 1999 as a wholly owned subsidiary of the Corporation. JWR&Co offers high quality personalized family business office services to high net worth individuals, including accounting, tax preparation services, consulting and fiduciary support services.

CDC CAPITAL MANAGEMENT INC.
---------------------------

   CDC Capital Management Inc. ("CDC") was acquired in January 1999 as a wholly owned subsidiary of the Corporation. CDC began operating in January 1999. CDC provides investment consulting services to retirement plans, foundations, and high net worth individuals.

SUMMARY
-------

The Corporation will, through its subsidiaries, especially the Bank, seek to market its services by providing superior banking services, including deposit, lending and trust services, as well as other financial services, including tax planning services through TCBM, insurance sales and services through Insurance Counsellors, brokerage related services through BM Brokerage, family business office services through JWR&Co and investment advisory services through CDC to its customers, primarily in its market in Montgomery, Delaware and Chester counties of Pennsylvania and to successfully address the other challenges in the ever changing competitive financial services market.

                                  OPERATIONS
                                  ----------

BRYN MAWR BANK CORPORATION
--------------------------

   The Corporation had no active staff as of December 31, 1999 and conducted no activities other than those activities through its subsidiaries, the Bank, Insurance Counsellors, BM Brokerage, TCBM, Joseph W. Roskos & Co. and CDC.

   A complete list of directors and officers of the Corporation, as of March 1, 2000 is incorporated by reference to page 11 and 12 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999.

THE BRYN MAWR TRUST COMPANY
---------------------------

   The Bank is engaged in general, commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of investment management and trust services including estate administration, investment advisory services, pension and profit sharing administration and personal financial planning, including tax preparation. As of December 31, 1999, the market value of assets administered by the Bank's Investment Management and Trust Division was $1,887,000,000. In January 1996, the Bank formed Investment Counsellors of Bryn Mawr ("ICBM"), as a division of the Bank's Investment Management and Trust Division. ICBM is dedicated to managing investment portfolios for high net worth individuals and employee benefit plans.

   During 1999 residential mortgage interest rates increased, making residential mortgage refinancing less attractive to borrowers, compared to similar activity in 1997 and 1998. As of March 1, 2000, the Bank had no commissioned mortgage originators.

   The Bank originated and sold $73,921,000 in residential mortgages to the secondary market in 1999 compared to $134,676,000 originated and sold in 1998. Net gains and loan fee income on such transactions amounted to $984,000 in 1999 compared to $1,647,000 in 1998. During 1997 the Bank originated and sold $75,874,000 in residential mortgage loans, generating $1,091,000 in related net gains and loan fee income.

   The operations and data processing support for the banking services provided by the Bank were supplied by Financial Institution Outsourcing, a division of Mellon Bank, N. A. under a five-year servicing contract, which expired on December 31, 1995 and which is incorporated by reference into the Corporation's 10-K, filed with the Securities and Exchange Commission (the "Commission") on March 26, 1991. In November 1993, Mellon Bank sold its outsourcing division to FISERV, Inc., an outsourcing data processing company located in Brookfield, IL. The Bank renegotiated its licensing and servicing agreement with FISERV in 1994 for the in-house data processing systems, which commenced operation during February 1996. That agreement is incorporated by reference into the Corporation's 10-K, filed with the Commission on March 31, 1995.

   At December 31, 1999, the Bank had 218 full time and 33 part time employees, including 106 officers, equaling 234.5 full time equivalent staff.


TAX COUNSELLORS OF BRYN MAWR, INC.
----------------------------------

   TCBM's operation employs three CPAs (the "Tax Professionals"), having significant tax planning and preparation background and some formerly employed by a "Big Five" accounting firm. As of March 1, 2000, there are a total of 6 employees. This includes 4 accountants and 1 attorney specializing in estate planning. The staff of TCBM, provides tax planning and consulting services to both TCBM's and the Bank's customer base. As a part of the formation of TCBM, a profit sharing agreement was developed that allows the Tax Professionals to retain the net revenues generated by existing clients brought to TCBM.

INSURANCE COUNSELLORS OF BRYN MAWR, INC.
----------------------------------------

   Insurance Counsellors is a full-service insurance agency, which enables the Bank to offer insurance related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

   Insurance Counsellors employs 4 licensed insurance agents and a supporting staff, who have significant expertise in the design, sale and service of insurance products. Insurance Counsellors has six major insurance companies for property and casualty, in excess of twenty life and health companies and agreements with life agents and employee benefit companies for specialized insurance needs.

BRYN MAWR BROKERAGE CO., INC.
-----------------------------

   BM Brokerage offers securities products, including mutual funds, annuities, individual stocks and bonds and retirement plans through the Bank's branch system. BM Brokerage has affiliated with UVEST Financial Services, Inc., a broker-dealer headquartered in Charlotte, North Carolina to provide the necessary back office support. As of December 31, 1999, BM Brokerage had 1 employee. BM Brokerage generated $194,000 of revenue during 1999.

CDC CAPITAL MANAGEMENT INC.
---------------------------

   CDC is an investment advisor registered with the United States Securities and Exchange Commission. CDC provides investment consulting services to retirement plans, foundations, and high net worth individuals. As of December 31, 1999, CDC had 4 employees. During 1999 CDC generated $1,024,215 of revenues.

JOSEPH W. ROSKOS & CO. INC.
---------------------------

   JWR&Co provides family business office services to high net worth individuals. Thus, JWR&Co offers to the clients of all the Bryn Mawr companies access to high quality personalized financial services such as accounting, tax preparation services, consulting and fiduciary support services to our customers. As of December 31, 1999 JWR&Co had 21 employees and generated $1,947,000 of revenue during 1999.

                     SOURCES OF THE CORPORATION'S REVENUE
                     ------------------------------------

   The following table shows the percentage of consolidated revenues by major source generated by the Corporation's subsidiaries from the activities indicated below.

                                                Year Ended December 31,
                                       ----------------------------------------
                                        1999     1998     1997    1996     1995
                                        ----     ----     ----    ----     ----
Commercial Loans                         19%      18%      17%      18%      16%

Mortgage and Construction Loans          16       16       15       16       16

Consumer Loans                           18       21       25       25       25

Home Equity/Line of Credit                2        2        2        2        3

Securities                                4        5        6        7       10

Federal Funds Sold                        1        2        3        1        2
                                          -      ---      ---       --      ---

Total Interest Income                    60       64       68       70       72

Trust Services                           21       23       21       17       17

Other Income *                           19       13       11       13       11
                                         --      ---      ---      ---      ---

Total Revenues *                        100%     100%     100%     100%     100%
                                        ====     ====     ====     ====     ====

* Revenues were generated by the Bank, JWR&Co, CDC, TCBM, Insurance Counsellors, and BM Brokerage in 1999 by the Bank, TCBM, and Insurance Counsellors in 1998 and by the Bank and TCMB in 1997. Of the Corporation's total revenues generated in 1999, JWR&Co, CDC, TCBM, Insurance Counsellors and BM Brokerage, respectively earned 4%, 2%, 1.5%, 1%, and .4% thereof. Respective revenues generated by TCBM and Insurance Counsellors aggregated 1.7% and .5% of the Corporation's total revenues in 1998. TCBM aggregated .4% in 1997. The Bank generated all revenues during 1996 and 1995.

                            STATISTICAL INFORMATION
                            -----------------------

   The statistical information required in this Item I is incorporated by reference to the information appearing in Corporation's Annual Report to Shareholders for the year ended December 31, 1999, as follows:

 Disclosure Required by Industry                                        Reference to the Corporation's
--------------------------------                                        ------------------------------
 Guide 3                                                                1999 Annual Report
--------                                                                -------------------
                                                                        (Financial Section)
                                                                        -------------------
 I.  Distribution of Assets, Liabilities
     and Stockholders Equity; Interest
     Rates and Interest Differential

 A.  Average balance sheets, interest-
     income and expense; average rates
     earned/paid..................................                      Analyses of Interest Rates and Interest Differential
                                                                        (page 6)

 B.  Rate/Volume Differentials....................                      Rate/Volume Analyses (page 7)

 C.  Non-Accrual Policy...........................                      Loan Portfolio and Non performing Asset Analysis
                                                                        (page 12)
 D.  Interest Rate Sensitivity
     Analysis.....................................                      Interest Rate Sensitivity Analysis (page 15)

II.  Investment Portfolio

 A.  Book Values..................................                      Notes to Consolidated Financial statements, Note 3
                                                                        (page 25)

 B.  Maturities...................................                      Notes to Consolidated Financial Statements, Note 3
                                                                        (page 25)
III. Loan Portfolio

 A.  Types of Loans...............................                      Loan Portfolio (page 11)

 B.  Maturities and Sensitivity to
     changes in Interest Rates....................                      Loan Portfolio-Maturity Distribution (page 11)
                                                                        Interest Rate Sensitivity Analysis (page 15)

 C.  Non-Performing Assets........................                      Nonperforming Assets (page 14)

 Disclosure Required by Industry                       Reference to the Corporation's
--------------------------------                       ------------------------------
 Guide 3                                               1999 Annual Report
--------                                               ------------------
                                                       (Financial Section)
                                                       -------------------
IV.  Summary of Loan Loss Experience

 A.  Analysis of Loss Experience.................      Allowance for Possible Loan Losses (page 8)

 B.  Allocation of Allowance for
     Loan Losses.................................      Allocation of Allowance for Possible Loan Losses
                                                       (page 8)
 V.  Deposits

 A.  Average Deposits............................      Average Daily Balances of Deposits (Page 13)

 B.  Maturity tables and outstanding
     balances, deposits $100,000 or
     more........................................      Maturity of Certificates of Deposit of $100,000 or
                                                       Greater (page 13)

VI.  Return on Equity and Assets.................      Selected Financial Data (page 1)

                                  COMPETITION
                                  -----------

   The Corporation's principal purpose is to hold the stock of the Bank and the Corporation's other subsidiaries. Therefore, there is presently neither a market area nor competition for the Corporation since it does not conduct competitive business activity other than through its subsidiaries.

   The Bank's market area is primarily located in portions of Delaware, Montgomery and Chester Counties in southeastern Pennsylvania. The greatest concentration of activity is within a limited radius of Bryn Mawr, Pennsylvania, the site of the Bank's main banking office. The Bank has six full service branch offices located in Bryn Mawr, Havertown, Wayne, Wynnewood, Paoli, and West Conshohocken, Pennsylvania. In addition, there are six limited service facilities located in life care communities in Waverly Heights, Martins Run, the Quadrangle, Beaumont at Bryn Mawr, Bellingham and White Horse Village. All facilities are located in Montgomery, Chester or Delaware Counties.

   The banking business is highly competitive. The Bank competes not only with other commercial banks but it also experiences competition from savings and loan associations, trust companies and credit unions for deposits and loans, as well as from consumer finance companies, mortgage companies, insurance companies, stock brokerage companies and other entities providing one or more of the services and products offered by the Bank. All of those organizations must be considered competitors of the Bank.

   TCBM's market area is primarily located in southeastern Pennsylvania, New Jersey and Delaware, although the nature of tax consulting services permits

TCBM to provide its services anywhere in the United States. TCBM's primary competition is from accounting and tax preparation firms. TCBM is housed in the main office building of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, Pennsylvania.

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

   BM Brokerage's market area is primarily located in southeastern Pennsylvania, New Jersey and Delaware, although they are able to market and sell securities related products anywhere in the United States. BM Brokerage is housed in the main office building of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, Pennsylvania. BM Brokerage's primary competition is from brokerage firms, mutual funds and financial institutions offering similar types of securities related products.

  CDC's market area is primarily located in the Pennsylvania, New Jersey and Delaware. CDC is housed at 2 Bryn Mawr Avenue directly across from the main office building of the Bank. CDC's main competition is brokerage firms and other investment advisors.

  JWR&Co's primary function is a family business office. Its market area is Pennsylvania and targets individuals and families with substantial assets. JWR&Co is located in King of Prussia, Pennsylvania at 2011 Renaissance Boulevard, Suite 200. JWR&Co's primary competition is the wealth management departments of various banks in the area.

                          SUPERVISION AND REGULATION
                          --------------------------

   Bank holding companies, such as the Corporation, and its subsidiaries, including the Bank, are subject to extensive regulation under both federal and state law. To the extent that the following information describes statutory provisions and regulations which apply to the Corporation and its subsidiaries, it is qualified in its entirety by reference to those statutory provisions and regulations.

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

   On November 12, 1999, President Clinton signed into law the Gramm-Leach-

Bliley Act, or the Financial Services Act of 1999 (the "FSA"), which became effective on March 11, 2000. The FSA amends certain portions of the Act, subject to conditions. See "Recently Enacted Legislation" below for more information.

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

   FDICIA substantially alters the deposit insurance assessment process. The requirement that the FDIC (Federal Deposit Insurance Corporation) provide at least sixty (60) days notice before requiring changes to the semiannual insurance assessment has been removed and the FDIC has the ability to change deposit insurance assessment rates much more rapidly than in the past. FDICIA grants the FDIC the authority to impose special "emergency" assessments on member banks at any time if necessary to pay interest or principal on borrowings or for other appropriate purposes. FDICIA also requires the FDIC to establish a risk-based assessment system for the deposit insurance funds no later than January 1, 1994. In addition, FDICIA establishes capital categories, such as, "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Under the guidelines currently issued by the regulators, the Bank is currently considered "well-capitalized".

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

   The Bank is insured by the FDIC, which currently insures the Bank's deposits to a maximum of $100,000 per deposit. For this protection, each insured bank pays a semiannual statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deem relevant. A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the Bank or the Corporation.

   On October 1, 1998, the FDIC adopted two rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on debt and equity securities to be recognized for risk based capital purposes as of September 1, 1998. The FDIC rules also provide that a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well-capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

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

Risk Based Capital Guidelines
-----------------------------

   The Federal Reserve Board has promulgated certain "Risk Based Capital Guidelines" which more narrowly define bank capital, as it relates to assets, than do prior regulatory guidelines. Under the new guidelines, various types of Corporation assets are assigned risk categories and weighted based on their relative risk. In addition, certain off balance sheet items are translated into balance sheet equivalents and also weighted according to their potential risk. The sum of both of these asset categories, referred to as Total Risk Weighted Assets, is then compared to the Corporation's total capital, providing a Tier I Capital Ratio, under the new guidelines. A Tier II capital ratio is also computed for the Corporation, adding an allowable portion of the loan loss reserve to capital. Both the Tier I and Tier II ratios of the Corporation are in excess of those minimum capital ratios required. The focus of the guidelines is to measure the Corporation's capital risk. The guidelines do not explicitly take into account other risks, such as interest rate changes or liquidity.

   The Bank in its normal business originates off-balance sheet items, such as outstanding loan commitments and standby letters of credit. The Bank makes loan commitments to borrowers to assure the borrower of financing by the Bank for a specified period of time and/or at a specified interest rate. The obligation to the Bank, pursuant to an unfunded loan commitment, is limited by the terms of the commitment letter issued by the Bank to each borrower. The Bank carefully reviews outstanding loan commitments on a periodic basis. A standby letter of credit is an instrument issued by the Bank, which represents an obligation to make payments on certain transactions of its customers. The Bank carefully evaluates the creditworthiness of each of its letter of credit customers. The Corporation carefully monitors its risks as measured by the Risk Capital Guidelines and seeks to adhere to the Risk Capital Guidelines.

Recently Enacted Legislation
----------------------------

     The recently enacted FSA repeals provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

     The FSA amends the Act to allow new "financial holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends section 4 of the Act in order to provide for a framework for the engagement in new financial activities. Bank holding companies may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity. Bank holding companies may engage in financial activities without prior notice to the Federal Reserve Board if those activities qualify under the new list in section 4(k) of the Act. However, notice must be given to the Federal Reserve Board within 30 days after the FHC has commenced one or more of the financial activities.

  Under the FSA, a bank subject to various requirements is permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHC's. However, to be able to engage in such activities the bank must continue to be well-capitalized and well-managed and receive at least a "satisfactory" rating in its most recent Community Reinvestment Act examination. The Corporation cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Corporation.

Privacy of Consumer Financial Information
-----------------------------------------

  The FSA also contains a provision designed to protect the privacy of each consumer's financial information in a financial institution. Pursuant to the requirements of the FSA, the financial institution regulators (the "financial regulators") intended to better protect the privacy of a consumer's financial information maintained in financial institutions. The regulations are designed to prevent financial institutions, such as the Bank, from disclosing a consumer's nonpublic personal information to third parties that are not affiliated with the financial institution.

  However, financial institutions can share a customer's personal information or information about business and corporations with their affiliated companies. The regulations also provide that financial institutions can disclose nonpublic personal information to nonaffiliated third parties for marketing purposes but the financial institution must provide a description of its privacy policies to the consumers and give the consumers an opportunity to opt-out of such disclosure and, thus, prevent disclosure by the financial institution of the consumer's nonpublic personal information to nonaffiliated third parties.

   The financial regulators are implementing the requirements of these important regulations to, among other things, provide guidance concerning what are "nonpublic personal information", "consumers", and "customers", as well as about the required timing for notices to customers and the means by which customers can exercise their rights to opt-out of disclosure of their personal information. The vital privacy provision of the FSA will require significant effort by the staff for the Bank and the Corporation to implement.


                  Government Policies and Future Legislation
                  ------------------------------------------

   As the enactment of the FSA confirms, from time to time, various proposals are made in the United States Congress as well as Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of bank organizations. Among current proposals of significance to the Corporation or its subsidiaries are the continued liberalization of the restrictions on the acquisitions of out-of-state banks by bank holding companies, the expansion of the powers of banks and thrift institutions, the liberalization of the restrictions upon the activities in which bank holding companies may engage, the imposition of limitations on interest rates and service charges, certain consumer legislation and the requirement to provide certain basic banking services. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of the Corporation or its subsidiaries, especially the Bank.

Subsidiaries of the Corporation
-------------------------------

     The non-bank subsidiaries of the Corporation are also subject to regulation and examination by the Federal Reserve Board and must file periodic reports with the Federal Reserve Board.

                              ITEM 2.  PROPERTIES
                              -------------------

   The headquarters of the Corporation and the main office of the Bank are located in a three story stone front office building, consisting of approximately 37,000 net usable square feet, located at the main intersection of Bryn Mawr, Pennsylvania, at Lancaster Avenue and Bryn Mawr Avenue. The main office of the Bank has been located in Bryn Mawr since its founding in 1889. The Corporation acquired two additional properties during 1988, that is (i) a property contiguous to the Bank's main office and (ii) a property at 10 Bryn Mawr Avenue to house the Bank's Investment Management and Trust Division. The first property which is contiguous to the Bank's main office, houses an expanded drive-up facility and a meeting room and is subject to a mortgage as outlined in
Note 6 to the Corporation's financial statements, on page 26 of the Financial
Section its 1999 Annual Report. The second property became the location of the Bank's Investment Management and Trust Division in mid-December, 1989. The real property owned by the Corporation and the Bank, other than that contiguous to the Bank's main office is free and clear of all liens and encumbrances. Below is a schedule of all properties owned or leased by the Corporation or its subsidiaries.

The Bank:
--------
                                                            Date Acquired
Current Banking Office           Address                      or Opened
----------------------           -------                   ---------------

Main Office and Principal    801 Lancaster Avenue               1889
Place of Business (owned)    Bryn Mawr, PA 19010

Branch Office/Operations     330 E. Lancaster Avenue            1985
Center (owned)               Wayne, PA 19087

Branch Office/Admin.         18 W. Eagle Road                   1987
Office (owned)               Havertown, PA 19083

                                                            Date Acquired
Current Banking Office           Address                      or Opened
----------------------           -------                   ----------------

Branch Office (owned)        312 E. Lancaster Avenue            1979
                             Wynnewood, PA 19096

Branch Office (owned)        N.E. Corner of Lancaster           1986
                             and Greenwood Avenues
                             Paoli, PA 19301

Branch Office (leased)       One Tower Bridge (1)               1995
Through July 31, 2001        West Conshohocken, Pa 19428

Branch Office (leased)       The Quadrangle (2)                 1989
month to month basis         3300 Darby Road
                             Haverford, PA 19041-1095

Branch Office (leased)       Waverly Heights, Ltd. (2)          1986
month to month basis         Life Care Community
                             Gladwyne, PA 19035

Branch Office (leased)       Martins Run (2)                    1987
month to month basis         Life Care Community
                             11 Martins Run
                             Media, PA 19063

Branch Office (leased)       Bellingham (2)                     1991
through October 31, 2001     1615 East Boot Road
                             West Chester, PA 19380

Branch Office (leased)       Beaumont at Bryn Mawr (2)          1995
through April 16, 2001       Retirement Community
                             Bryn Mawr, PA 19010

Office Space (leased)        Four Tower Bridge (3)              1998
through October 1, 2008      200 Barr Harbor Drive
                             West Conshohocken, PA 19428

Office Space (leased)        2&6 Bryn Mawr Avenue (7)           1999
through March 1, 2028        Bryn Mawr, Pa. 19010

Branch Office (leased)       White Horse Village (2)            2000
through March 1, 2005        535 Gradyville Road
                             Newtown Square, PA.

The Corporation:
----------------
                                                          Date Acquired
Other Facilities                   Address                  or Opened
-----------------                  -------                -------------
Walk-in Lobby, Drive-up       813 Bryn Mawr Avenue (4)        1988
Windows, Meeting Room         Bryn Mawr, PA 19010
(owned)


Office Building (owned)       10 Bryn Mawr Avenue (5)         1988
                              Bryn Mawr, PA 19010


Tax Counsellors of Bryn Mawr, Inc.:
-----------------------------------

Office Space (leased)         801 Lancaster Avenue (6)        1998
month-to-month basis          Bryn Mawr, PA 19010


CDC Captial Management, Inc.:
-----------------------------

Office Space (leased)         2 Bryn Mawr Avenue (8)          1999
month-to-month basis          Bryn Mawr, PA 19010


Joseph W. Roskos, Inc.:
-----------------------

Office Space (leased)         2011 Renaissance Blvd.(9)       1999
month-to-month basis          Suite 200
                              King of Prussia, PA 19406

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

   (4) This property is contiguous to the Bank's main office, originally housed a gas station, which was demolished. This property houses a walk-in lobby, expanded drive-up facility and a meeting room, and was put in service in August, 1990.

   (5) This property became the new location of the Bank's Investment Management Trust Division, in mid-December, 1989. The Corporation leased the property to the prior owners on a month-to-month basis through June, 1989.

   (6) This lease is for 350 square feet of office space to house TCBM's staff. The lease is on a month-to-month basis.

   (7) This lease is for 24,800 square feet of office space to house the support staff currently located in the Bank's main office at 801 Lancaster Avenue. The support areas which will relocate are Audit, Human Resources, Marketing, and Comptrollers.

   (8) This lease is for 770 square feet of office space to house CDC's staff. The lease is on a month-to-month basis.

   (9) This lease is for 7,527 square feet of space to house the employees of JWR&Co which is located in King of Prussia, Pennsylvania. The term of the lease is for 66 months (5 years and six months) which commenced February, 1999.

                          ITEM 3.  LEGAL PROCEEDINGS
                          --------------------------

   Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.


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

                                    PART II
                                    -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------

                        AND RELATED STOCKHOLDER MATTERS
                        -------------------------------

   The information required by this Item 5 is incorporated by reference to the information appearing under the caption "Price Range of Shares" on page 31 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999.


                       ITEM 6.  SELECTED FINANCIAL DATA
                       --------------------------------

   The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 1 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999.


          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

   The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 2 to 17 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             ----------------------------------------------------

   The financial statements and the auditor's report thereon and supplementary data required by this Item 8 are incorporated by reference on pages 18 to 37 of the Financial Section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999.


           ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           --------------------------------------------------------

                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

   There were no matters, which are required to be disclosed in this Item 9 pursuant to the instructions contained in the form for this report.

                                   PART III
                                   --------

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------------------------------

   The information with respect to Directors of the Corporation is incorporated by reference on pages 5 through 8 of the definitive proxy statement of the Corporation filed with the Securities and Exchange Commission pursuant to Regulation 14A.

   Executive Officers of the Corporation.  Below is certain information with
   -------------------------------------
respect to the executive officers of the Corporation and Bank as of March 1, 1999:

                                AGE AS OF                 OFFICE WITH THE
  NAME                        MARCH 1, 2000            CORPORATION AND/OR BANK
  ----                        -------------            -----------------------
Robert L. Stevens                  62                  Chairman, President and Chief
                                                       Executive Officer, Director of
                                                       Corporation and Bank

Samuel C. Wasson, Jr.              61                  Secretary and Director of Corporation
                                                       and Bank and Vice Chairman of Bank

Joseph W. Rebl                     55                  Treasurer of Corporation and Senior
                                                       Vice President, Treasurer & Chief
                                                       Financial Officer of Bank

Robert J. Ricciardi                51                  Vice President of the Corporation and
                                                       Executive Vice President of the Bank,
                                                       Chief Credit Policy Officer

Paul M. Kistler                    63                  Senior Vice President of Bank, Human
                                                       Resources, Facilities, Security and
                                                       Compliance

Thomas M. Petro                    41                  Senior Vice President of
                                                       Bank-Investment Management

Joseph W. Roskos                   51                  Executive Vice President of Trust

                                AGE AS OF                 OFFICE WITH THE
  NAME                        MARCH 1, 2000            CORPORATION AND/OR BANK
  ----                        -------------            -----------------------
Leo M. Stenson                      49                 Senior Vice President and Auditor of
                                                       Bank

Joseph G. Keefer                    41                 Senior Vice President and Chief
                                                       Lending Officer

Alison E. Gers                      42                 Senior Vice President
                                                       Marketing

June M. Falcone                     33                 Senior Vice President-Banking
                                                       Operations

Richard J. Fuchs                    51                 Group Vice President
                                                       Community Banking


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

   Mr. Ricciardi was employed by the Bank in 1971 and elected an Assistant Treasurer in 1973. Mr. Ricciardi was elected an Assistant Vice President of the Bank in 1976 and a Vice President in 1981. In 1989, Mr. Ricciardi was elected Senior Vice President of Real Estate Lending. In November, 1993, he was elected Executive Vice President and assumed responsibility for the Bank's Community Banking Division. In November 1997, Mr. Ricciardi was named the Bank's Chief Credit Policy Officer and relinquished responsibility for the Community Banking Division to Thomas M. Petro.

   Mr. Rebl was employed by the Bank and elected its Comptroller in 1981. He was elected Vice President and Comptroller in 1983 and Senior Vice President in 1987. Upon the formation of the Corporation in 1986, Mr. Rebl was elected Treasurer of the Corporation. In 1992, Mr. Rebl was designated the Bank's Senior Vice President-Finance. In 1994, Mr. Rebl was designated Treasurer of the Bank. In 1999, Mr. Rebl was designated Chief Financial Officer of the Bank.

   Mr. Kistler was retained by the Bank as a human resources consultant in November 1992 and was appointed Senior Vice President of Human Resources, Facilities in January 1993, in April 1993 assumed responsibility for the Bank's marketing function and in August, 1996, Mr. Kistler assumed responsibility for the information systems and banking operations and turned over responsibility for the Bank's marketing function to Mr. Petro. In early 1998, Mr. Kistler turned over responsibility for the information systems and banking operations areas to Mr. Wasson. In September 1998, Mr. Kistler assumed responsibility for the Bank's Compliance and Security functions. From 1976 to 1992, Mr. Kistler was employed by Philadelphia National Bank (now merged into First Union Bank, N.A.) in various capacities including Senior Vice President-Human Resource Manager, Secretary of the Board of Directors, CoreStates Financial Corporation as Manager and CoreSearch as a consultant.

   Mr. Petro was appointed a Vice President of the Bank in January 1992 and Senior Vice President-Information Management in November 1993. In August 1996, Mr. Petro assumed responsibility for the Bank's marketing function and turned over responsibility for the Bank's banking operations and information systems to Mr. Kistler. In November 1997, he assumed responsibility for the Bank's Community Banking Division from Mr. Ricciardi. In January 1999, Mr. Petro was appointed to the additional role of President and Chief Executive Officer of Bryn Mawr Brokerage Company, Inc., a newly formed subsidiary of the Corporation. In December 1999, Mr. Petro assumed responsibility for the Investment Division and turned over responsibility for the Bank's Community Banking Division to Mr. Fuchs. In January 2000, Mr. Petro was appointed to the additional role of Chairman of CDC Capital Management, Inc.

   Mr. Roskos was employed by the Corporation on January 1, 1999 as President of JWR&Co, a wholly owned subsidiary, coinciding with the acquisition of that company by the Corporation. Prior to 1999, Mr. Roskos was the majority shareholder and president of JWR&Co. In May 1999, Mr. Roskos was appointed Executive Vice President of the Bank to serve as administrative head of the Trust and Investment Division and a Vice President of the Corporation. In

October 1999, he was elected Chairman of JWR&Co. In December 1999, Mr. Roskos turned over responsibility for the investment management function to Mr. Petro while continuing to head the Trust Division.

   Mr. Stenson was employed by the Bank as Auditor in 1982, was elected Vice President and Auditor in 1987 and was formerly an Assistant Vice President of Western Savings Bank. In December 1996, Mr. Stenson was elected Senior Vice President and Auditor. In September 1998, Mr. Stenson turned over responsibility for the Bank's Compliance and Security function to Mr. Kistler.

   Mr. Keefer was employed by the Bank as Vice President in March 1991. He was promoted to Senior Vice President-Commercial Lending in July, 1994 and was made the Bank's Chief Lending Officer in December 1997. Prior to his employment by the Bank, Mr. Keefer was employed by First Pennsylvania Bank, NA from June 1980 until March 1991, where he was a Vice President in the commercial lending division.

   Ms. Gers was employed by the Bank as Senior Vice President-Marketing in May 1998. Prior to her employment by the Bank, she was Executive Vice President of CoreStates Bank, NA from July 1995 until May 1998, having responsibility for retail and small business marketing, advertising and product development. From February 1988 until August 1992, Ms. Gers was Senior Vice President of Home Unity Savings Bank, having responsibility for retail banking. From January 1986 to October 1987, she was Marketing Director for Colonial Penn Group. From February 1983 until January 1986, she was Product Manager for third party life and health insurance products for National Liberty Marketing.

   Ms. Falcone was employed by the Bank as a Junior Accountant in the

Comptrollers' Department in February 1989. She was appointed Assistant Comptroller in January 1991. She became Assistant Vice President, having responsibility for deposit accounting in December 1992. In August 1994, Ms. Falcone was appointed Vice President. In October 1996 she was appointed Group Vice President. Ms. Falcone assumed responsibility for the Bank's Cash Management and Electronic Services department in January 1997. She was appointed Senior Vice President-Banking Operations, Cash Management and Electronic Services in November 1997.

   Mr. Mixon was employed by the Bank in June 1969 as a teller. He was appointed Assistant Treasurer in the Bank's Community Banking Division in January 1974. In January 1976, he was appointed Assistant Vice president. In September 1983, Mr. Mixon was appointed Vice President. He assumed responsibility for the Bank's Operations Department in January 1986. In 1995, he was appointed Group Vice president in charge of Information Systems. In March 1997, he was appointed Senior Vice President-Information Systems. In January 1999, he was also made the Bank's Chief Technology Officer.

   Mr. Fuchs was employed by the Bank in January 1993 as Vice President-Branch operations. He was promoted to Group Vice President-Branch Operations in December 1997 and assumed responsibility for the Community Banking Division in December 1999. Mr. Fuchs had previously been employed by the Bank from 1971 1987. In September 1987 he resigned his positions as Vice President-General Banking to pursue other business interests. From 1987 until he rejoined the Bank in 1993 Mr. Fuchs owned and operated a retail franchise.

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

EXHIBIT TABLE
-------------

3 - Articles of Incorporation and By-Laws
 ----------------------------------------

     (A) Articles of Incorporation, effective August 8, 1986, are incorporated by reference to Form S-4 of the Registrant, No. 33-9001.

     (B) By-Laws of the Registrant, as amended July 20, 1990, is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission on March 26, 1991.

 4 -  Instruments defining the rights of security holders
 --------------------------------------------------------

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

(D) Agreement dated December 20, 1990 between Bryn Mawr Bank Corporation and Profit Research by reference to the Corporation's and Exchange Commissions on Consulting, Inc., is incorporated 10-K, filed with the Securities March 28, 1990.

(E) Letter of Understanding dated December 20, 1990, between Bryn Mawr Bank Corporation and Profit incorporated by reference to the Securities and Exchange Research Group, Inc., is Corporation's 10-K, filed with Commissions on March 28, 1990.

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

(I) The Bryn Mawr Bank Corporation Non-Employee Directors Stock Option Plan, is hereby incorporated by reference to the Corporation's Proxy Statement March 10, 1995 and filed with the Commission as Appendix A to the Proxy Statement on March 10, 1995.

(J) The Bryn Mawr Bank Corporation 1998 Stock Option Plan, is hereby incorporated by reference to the Corporation's Proxy Statement dated March 2, 1998 and filed with the Commission as Exhibit A to the Proxy Statement.

(K) Agreement dated May 2, 1997, between The Bryn Mawr Trust Company and Marshall and Ilsley Corporation, to provide data processing services to the Bank's Investment Management and Trust Division by reference into this filing of the Corporation's Form 10-K.

(L) Agreement dated January 1, 1999 between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services Group, Inc., to provide brokerage support services to BM Brokerage is incorporated by reference into this filing of the Corporation's Form 10-K.

(M)  Lease dated March 1, 1999 between The Bryn Mawr Trust Company and Anthony
     J. Marcozzi and The Real Viking, Inc. for the property and the buildings known as 2 and 6 Bryn Mawr Avenue. The term of this lease is for an initial period of twenty-nine years with the option to extend for one-ten year period with the same terms and conditions as the initial lease.

13 - Annual Report to Security Holders
---------------------------------------

     The Registrant's 1999 Annual Report to Shareholders is attached herewith as
     Exhibit 13. Such Annual Report, except for the portions thereof that are expressly incorporated by reference herein, is only furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as a part of this Form 10-K.

22 - Subsidiaries of the Registrant
-----------------------------------

               Name                              State of Incorporation
               ----                              ----------------------
    The Bryn Mawr Trust Company                        Pennsylvania
    Bryn Mawr Financial Services, Inc.                 Pennsylvania
    Tax Counsellors of Bryn Mawr, Inc.                 Pennsylvania

               Name                                 State of Incorporation
               ----                                 ----------------------

  The Bryn Mawr Trust Company (Jersey), Ltd.           Island of Jersey,
                                                       Channel Islands
  Bryn Mawr Brokerage Co., Inc.                        Pennsylvania
  Joseph W. Roskos Co., Inc.                           Pennsylvania
  CDC Capital Management, Inc.                         Pennsylvania


23 - Consent of Independent Accountants
---------------------------------------

     Consent of Independent Accountants filed herewith as Exhibit 23.

27 - Financial Data Schedule
----------------------------

     Financial Data Schedule is filed herewith as Exhibit 27

99 - Portions of the Proxy Statement
------------------------------------

     Excerpts from the Registrant's Proxy Statement for its 2000 Annual Meeting to be held on April 18, 2000 are filed with the Securities and Exchange Commission on March 7, 2000 as Exhibit 99.


(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
             -----------------------------------------------------


The report of Independent Certified Public Accountants as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation and related notes is incorporated by reference to page 37 of the Financial Section of the Corporation's 1999 Annual Report to Shareholders.

Consolidated Financial Statements and related notes are incorporated by reference to the Financial Section of the Corporation's 1999 Annual Report to Shareholders, and may be found on the pages of said Report as indicated in the parenthesis:

          Balance Sheets, December 31, 1999 and 1998 (page 18)

          Statements of Income for the years ended December 31, 1999, 1998 and 1997 (page 19)

          Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997 (page 22)

          Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997 (page 21)

          Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 (page 20)


          Notes to Financial Statements (pages 23 to 36)


Supplementary Data:

Quarterly Results of Operations are incorporated by reference to the information under the caption "Selected Quarterly Financial Data (Unaudited)", in Note 18 on page 34 of the Financial Section of the Corporation's Annual Report to Shareholders for the fiscal years ended December 31, 1999 and 1998.

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.


Exhibits:

For information regarding exhibits, including those incorporated by reference, see pages 46 through 50 of this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

        NAME                          TITLE                       DATE
        ----                          -----                        ---


 /s/ Robert L. Stevens          Chairman, President           March 24, 2000
-----------------------------                                       --
     Robert L. Stevens          and Chief Executive
                                Officer (Principal Executive
                                Officer) and Director



/s/ Joseph W. Rebl              Treasurer (Principal          March 23, 2000
-----------------------------                                       --
     Joseph W. Rebl             Financial and Principal
                                Accounting Officer)

/s/ Richard B. Cuff             Director                      March 23, 2000
-----------------------------                                       --
     Richard B. Cuff



_____________________________   Director                      March __, 2000
     Warren W. Deakins



_____________________________   Director                     March __, 2000
     John D. Firestone



/s/ William Harral III          Director                     March 25, 2000
-----------------------------                                      --
     William Harral III



                                Director                     March ___, 2000
_____________________________

    Wendell F. Holland

       NAME                          TITLE                       DATE
       ----                          -----                       ----



/s/ Phyllis M. Shea               Director                  March 24, 2000
---------------------------                                       --
     Phyllis M. Shea


____________________________      Director                  March __, 2000
     B. Loyall Taylor, Jr.


/s/ Nancy J. Vickers              Director                  March 24, 2000
---------------------------                                       --
     Nancy J. Vickers


/s/ Samuel C. Wasson, Jr.         Director                  March 24, 2000
---------------------------                                       --
     Samuel C. Wasson, Jr.


                                  Director                  March __, 2000
---------------------------
     Thomas A. Williams

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

                     For the Year Ended December 31, 1999

         ____________________________________________________________

              B R Y N   M A W R   B A N K   C O R P O R A T I O N


                                E X H I B I T S