Form 10-Q
period 2000-03-31
BRYN MAWR BANK CORP
filed 2000-05-08
CIK 802681

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

 For Quarter ended March 31, 2000                                Commission File
                   --------------
 Number                                                                  0-15261
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

                             Yes   X      No _____
                                 -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

     Class                                   Outstanding at April 24, 2000
-----------------------
Common Stock, par value $1                             4,298,444

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                          QUARTER ENDED March 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS


       Consolidated Statements of Income for the three
           months ended March 31, 2000 and 1999.......................Page 1


       Consolidated Balance Sheets as of March 31 2000,
           December 31, 1999 and March 31, 1999.......................Page 2


       Consolidated Statements of Cash Flows for the three
           months ended March 31, 2000 and 1999.......................Page 3

       Consolidated Statements of Comprehensive Income for
           the three months ended March 31, 2000 and 1999.............Page 4

       Notes to Consolidated Financial Statements.....................Page 5


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............Page 10



PART II - OTHER INFORMATION..........................................Page 17

                         PART I. FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                      2000        1999*
                                                                                   ---------    ---------
Interest income:
      Interest and fees on loans.............................................     $    7,011   $    5,727
      Interest on federal funds sold.........................................            132          233
      Interest on interest bearing deposits with banks.......................             59           44
      Interest and dividends on investment securities:
       U.S. Treasury securities..............................................             57          102
       U.S. Government Agency securities.....................................            293          455
       Obligations of states and political subdivisions......................             33           51
       Dividend income.......................................................             34           20
                                                                                   ---------    ---------
Total interest and dividend income...........................................          7,619        6,632
Interest expense.............................................................          1,599        1,344
                                                                                   ---------    ---------
Net interest income..........................................................          6,020        5,288
Loan loss provision..........................................................             63           63
                                                                                   ---------    ---------
Net interest income after loan loss provision................................          5,957        5,225
                                                                                   ---------    ---------

Other income:
      Fees for Trust services................................................          2,261        2,418
      Service charges on deposits............................................            285          276
      Other service charges, commissions and fees............................            352          313
      Net gain on sale of loans..............................................            186          350
      Other operating income.................................................          1,225        1,176
                                                                                   ---------    ---------
Total other income...........................................................          4,309        4,533
                                                                                   ---------    ---------
Other expenses:
      Salaries and wages.....................................................          3,491        3,412
      Employee benefits......................................................            806          662
      Occupancy and bank premises............................................            536          407
      Furniture, fixtures, and equipment.....................................            496          510
      Other operating expenses...............................................          1,992        1,925
                                                                                   ---------    ---------
Total other expenses.........................................................          7,321        6,916
                                                                                   ---------    ---------
Income before income taxes...................................................          2,945        2,842
Applicable income taxes......................................................            985        1,000
                                                                                   ---------    ---------
Net Income...................................................................     $    1,960   $    1,842
                                                                                   =========    =========
Earnings per common share ...................................................     $     0.45   $     0.42
Earnings per common share - assuming dilution................................     $     0.44   $     0.40
Cash dividends declared......................................................     $     0.17   $     0.15

Weighted-average shares outstanding..........................................      4,320,467    4,381,205
Dilutive potential common shares.............................................        168,858      225,855
                                                                                   ---------    ---------
Adjusted weighted-average shares.............................................      4,489,325    4,607,060

The accompanying notes are an integral part of the consolidated financial statements.
*  Reclassified for comparative purposes.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                                            March 31,  December 31,   March 31,
                                                                                              2000        1999*         1999
                                                                                           (Unaudited)               (Unaudited)
                                                                                          --------------------------------------
Assets
Cash and due from banks..................................................................   $  21,329    $  17,914    $  20,651
Interest bearing deposits with banks.....................................................         599       13,793          143
Federal funds sold.......................................................................       1,074       17,609       15,223
Investment securities available for sale, at market (amortized cost of $29,690, $30,201 and $44,044 as of March 31, 2000,
      December 31, 1999 and March 31, 1999, respectively)................................      29,011       29,611       40,042
Loans:
      Consumer...........................................................................      69,765       70,211       69,293
      Commercial.........................................................................     122,134      119,835       92,941
      Real Estate........................................................................     146,023      148,893      131,403
                                                                                             --------     --------     --------
      Estate
         Total loans.....................................................................     337,922      338,939      293,637
      Less: Allowance for loan loses.....................................................      (4,323)      (4,400)      (4,124)
                                                                                             --------     --------     --------
         Net loans.......................................................................     333,599      334,539      289,513
                                                                                             --------     --------     --------
Premises and equipment, net..............................................................      11,888       11,880       12,406
Accrued interest receivable..............................................................       2,371        2,411        2,108
Goodwill.................................................................................       3,249        3,294        3,432
Other real estate owned..................................................................          --           --          312
Other assets.............................................................................       6,328        5,769        5,577
                                                                                             --------     --------     --------
         Total assets....................................................................   $ 409,448    $ 436,820    $ 389,407
                                                                                             ========     ========     ========

Liabilities
Deposits:
      Demand, noninterest-bearing........................................................   $  90,046    $  98,790    $  89,496
      Savings............................................................................     192,943      194,057      185,563
      Time...............................................................................      72,886       78,221       60,318
                                                                                             --------     --------     --------
         Total deposits..................................................................     355,875      371,068      335,377
                                                                                             --------     --------     --------

Short term borrowings....................................................................          --       10,000           --
Other liabilities........................................................................       6,105        9,033        9,449
                                                                                             --------     --------     --------
         Total liabilities...............................................................     361,980      390,101      344,826
                                                                                             --------     --------     --------

Shareholders' equity
Common stock, par value $1; authorized 25,000,000 shares at
      March 31, 2000, December 31, 1999 and March 31, 1999;
      issued 5,188,617, 5,179,708 and 5,147,065 shares
      as of March 31, 2000, December 31, 1999 and March 31, 1999,
      respectively and outstanding 4,306,259, 4,323,350 and
      4,369,805 shares as of March 31, 2000, December 31, 1999
      and March 31, 1999, respectively...................................................       5,188        5,180        5,147
Paid-in capital in excess of par value...................................................       4,616        4,467        4,042
Accumulated other comprehensive income
      net of taxes.......................................................................        (448)        (389)          (1)
Retained earnings........................................................................      46,373       45,149       40,986
                                                                                             --------     --------     --------
                                                                                               55,729       54,407       50,174
Less: Common stock in treasury at cost -- 882,358, 856,358 and
      777,260 shares as of March 31, 2000, December 31, 1999
      and March 31, 1999, respectively...................................................      (8,261)      (7,688)      (5,593)
                                                                                             --------     --------     --------
      Total shareholders' equity.........................................................      47,468       46,719       44,581
                                                                                             --------     --------     --------
      Total liabilities and shareholders' equity.........................................   $ 409,448    $ 436,820    $ 389,407
                                                                                             ========     ========     ========

The accompanying notes are an integral part of consolidated financial statements.
* - Reclassified for comparative purposes.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                   -------------------------------
                                                                                     2000                   1999
                                                                                   --------               --------
Operating activities:
Net Income .................................................................       $  1,960               $  1,842
Adjustments to reconcile net income to net cash  provided by operating activities:

   Provision for loan losses ...............................................             63                     63
   Provision for depreciation and amortization .............................            365                    305
   Loans originated for resale .............................................         (8,339)               (29,477)
   Proceeds from loans sold ................................................          9,979                 26,911
   Gain on sale of loans ...................................................            (72)                  (351)
   Provision for deferred income taxes (benefit) ...........................            (66)                   (24)
   (Decrease) increase in interest receivable ..............................             40                    (39)
   Increase (decrease) in interest payable .................................             58                    (53)
   Other....................................................................         (3,289)                   963
                                                                                   --------               --------
      Net cash  provided by operating activities ...........................            699                    140
                                                                                   --------               --------

Investing activities:
Purchases of investment securities .........................................           (250)               (35,875)
Proceeds from maturities of investment securities ..........................            752                 44,800
Proceeds from calls of fixed income securities .............................           --                    2,000
Loan repayments (originations), net ........................................          4,592                 (1,714)
Loans purchased (dealer loans) .............................................         (5,283)                (7,860)
Cost of acquiring new subsidiaries                                                        0                 (2,195)
Capitalized cost of OREO ...................................................           --                      (41)
Purchases of premises and equipment ........................................           (368)                  (558)
                                                                                   --------               --------
      Net cash provided (used) by investing activities .....................           (557)                (1,443)
                                                                                   --------               --------

Financing activities:
Net decrease in demand and savings deposits ................................         (9,858)                (3,573)
Net decrease in time deposits ..............................................         (5,335)                (3,407)
Repayment of short term borrowings .........................................        (10,000)                  --
Dividends paid .............................................................           (736)                  (647)
Proceeds from issuance of common stock .....................................            157                   --
Purchase of treasury stock .................................................           (573)                  (378)
Repayment of mortgage debt .................................................             (8)                    (7)
                                                                                   --------               --------
      Net cash used by financing activities ................................        (26,353)                (8,012)
                                                                                   --------               --------
Decrease in cash and cash activities .......................................        (26,211)                (9,315)
Cash and cash equivalents at beginning of period ...........................         49,213                 45,332
                                                                                   --------               --------
Cash and cash equivalents at end of period .................................       $ 23,002               $ 36,017
                                                                                   ========               ========

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In Thousands)
                                   Unaudited

                                                    Three Months Ended
                                                          March 31
                                                      2000        1999
                                                    -------------------

Net Income .....................................    $ 1,960     $ 1,842
Other comprehensive income:
   Unrealized holding gains (losses) on
      available-for-sale securities ............        (89)       (153)
    Deferred income tax (benefit) expense on
      unrealized holding gains (losses) on
      available for sale securities.............         30          52
                                                    -------     -------

Comprehensive net income .......................    $ 1,901     $ 1,741
                                                    =======     =======

The accompanying notes are an integral part of the consolidated financial statements.


                                   Form 10-Q

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of March 31, 2000 and 1999, the related consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999, the related consolidated statements of income for the three month periods ended March 31, 2000 and 1999 and the related consolidated statements of comprehensive income for the three month periods ended March 31, 2000 and 1999 are all unaudited.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 1999 Annual Report incorporated in the 1999 Form 10-K (Exhibit #13).

2. Earnings Per Common Share:

     Reference is made to Note #12, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1999 Annual Report incorporated in the 1999 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three month periods ended March 31, 2000 and 1999.

3. Disclosure of Accounting Policy:

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest bearing deposits with banks and federal funds sold.

4. Adoption of Financial Accounting Standards:

     In June 1998, Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued and subsequently amended by Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the effective date of SFAS No. 133" ("SFAS No. 137").

     SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters beginning after June 15, 2000. The Corporation does not own any derivative instruments and does not

                                   Form 10-Q
engage in hedging activities. These statements will not have a material impact on the financial condition or results of operations of the Corporation.

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

     As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers a number of factors, such as a borrower's financial strength, the value of related collateral and the ability to continue to meet the original contractual terms of a loan. Major risk classifications, used to aggregate loans, include both credit or the risk of failure to repay a loan and concentration risk. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments. An insignificant delay or shortfall is a temporary delay in the payment process of a loan. However, under these circumstances, the Corporation's subsidiary, The Bryn Mawr Trust Company (the "Bank"), expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

     When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Corporation's impaired loans, which amounted to $738,000, $720,000 and $1,752,000 at March 31, 2000, December 31, 1999 and March 31, 1999,
respectively, were placed on nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were placed on nonaccrual status, was reversed from income.

     Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of March 31, 2000, December 31, 1999 and March 31, 1999, no impaired loans were measured using the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $738,000, $720,000, and $1,752,000, respectively.

     If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. All impairment reserves established in either 2000 or 1999 were allocated from the existing reserve for loan losses. As of March 31, 2000, December 31, 1999 and March 31, 1999, there were $697,000, $679,000 and $1,013,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at March 31, 2000, December 31, 1999 was $110,000,respectively, and $278,000 at March 31 1999. Impaired loans for which no loan loss allowance was allocated amounted to $41,000, at March 31,

                                   Form 10-Q

2000 and December 31, 1999 and $739,000 at March 31, 1999. Average impaired loans for the quarter ended March 31, 2000, December 31, 1999 and March 31, 1999 amounted to $000,000, 1,088,000 and $1,797,000, respectively.

     When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either quarter ended March 31, 2000 or 1999. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no loans considered impaired were removed from the impaired loan status, during the first quarter of either 2000 or 1999.

     Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

                                   Form 10-Q

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                               three months ended   year ended
                                                    March 31,      December 31,
                                                 2000       1999       1999
                                               -----------------     -------
Balance, Beginning of period                   $ 4,400    $ 4,100    $ 4,100
                                               -------    -------    -------
Charge-offs:
     Consumer                                     (166)       (46)      (209)
     Commercial and industrial                       0          0        (10)
     Real estate                                     0          0         22*
                                               -------    -------    -------
              Total charge-offs                   (166)       (46)      (197)
                                               -------    -------    -------
Recoveries:
     Consumer                                       26          7         44
     Commercial and industrial                       0          0         87
     Real estate                                     0          0        116
                                               -------    -------    -------
              Total recoveries                      26          7        247
                                               -------    -------    -------
              Net (charge-offs) / recoveries      (140)       (39)        50

Provision for loan losses                           63         63        250
                                               -------    -------    -------

Balance, End of period                         $ 4,323    $ 4,124    $ 4,400
                                               =======    =======    =======

*The negative charge-off of $22,000 in real estate loans reflects the adding back to the loan loss reserve of an amount previously charged off, in conjunction with the acquisition of other real estate owned.

                                  Form 10 -Q

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

Segment information for the three months ended March 31, 1999 and 1998 is as follows:

                                                                         (Dollars in thousands)
                                 ----------------------------------------------    ----------------------------------------------
                                                     2000                                               1999
                                                 Mortgage    All                                    Mortgage    All
                                 Banking   Trust  Banking   Other  Consolidated    Banking   Trust   Banking   Other  Consolidated
                                 -------   -----  -------   -----  ------------    -------   -----   -------   -----  ------------
Net interest income               6,020       --       --      --         6,020      5,288      --        --      --         5,288
Less Loan loss provision             63       --       --      --            63         63      --        --      --            63
                                 ----------------------------------------------    -----------------------------------------------
Net interest income after
     loan loss provision          5,957       --       --      --         5,957      5,225      --        --      --         5,225

Other income:
   Fees for investment
     management and trust
     services                        --    2,261       --      --         2,261         --   2,418        --      --         2,418
   Other income                     604       --      382   1,062         2,048        627      --       530   1,085         2,242
                                 ----------------------------------------------    -----------------------------------------------
Total other income                  604    2,261      382   1,062         4,309        627   2,418       530   1,085         4,660

Other expenses:
   Salaries and benefits          2,543      976      151     627         4,297      2,368     949       169     588         4,074
   Occupancy                        829      113       38      52         1,032        704     128        39      46           917
   Other operating expense        1,217      241       62     472         1,992      1,301     237        78     436         2,052
                                 ----------------------------------------------    -----------------------------------------------
Total other expense               4,589    1,330      251   1,151         7,321      4,373   1,314       286   1,070         7,043
                                 ----------------------------------------------    -----------------------------------------------

Segment profit (loss)             1,972      931      131     (89)        2,945      1,479   1,104       244      15         2,842

Intersegment (revenues)
   expenses                          (8)      59       --     (51)            0         (1)     59        --     (58)            0
                                 ----------------------------------------------    -----------------------------------------------

Segment profit after
   eliminations                   1,964      990      131    (140)        2,945      1,478   1,163       244     (43)        2,842
                                 ----------------------------------------------    -----------------------------------------------
% of segment profit (loss)           67%      34%       4%     -5%          100%        52%     41%        9%     -2%          100%
                                 ----------------------------------------------    -----------------------------------------------


*_ Intersegment revenues consist of rental payments to Bryn Mawr Bank
   Corporation from its subsidiaries.
   Intersegment expenses consist of a $1,000 management fee, paid by Bryn Mawr Bank Corporation to the Bank.

                                   Form 10-Q

Item 2.

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the three months ended March 31, 2000 and 1999, as well as the financial condition of the Corporation as of March 31, 2000, December 31, 1999 and March 31, 1999. The Bryn Mawr Trust Company (the "Bank"),Tax Counsellors of Bryn Mawr, Inc. ("TCBM"), Bryn Mawr Brokerage Company, Inc. ("BM Brokerage"), CDC Capital Management, Inc. ("CDC") and Joseph W. Roskos & Co., Inc. ("JWR&Co") are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") is a wholly-owned subsidiary of the Bank.

RESULTS OF OPERATIONS
---------------------

     The Corporation reported net income of $1,960,000 for the three months ended March 31, 2000, a 6% increase over $1,842,000 reported for the same period in 1999. Earnings per common share amounted to $0.45, a 7% increase over $0.42 reported for the first quarter of 1999. Earnings per common share, assuming dilution were $0.44 and $0.40, respectively.

     The increase in earnings, for the first three months of 2000 over the same period in 1999 is primarily attributable to an increase in net interest income, up $732,000 or 14% over the first three months of 1999. This increase in net interest income is due to a combination of an 8% growth in average earning assets for the first three months of 2000, compared to the same period in 1999 and increasing interest rates on loans, compared to the first quarter of 1999. Total other income decreased by $224,000 or 5%, due primarily to decreases in both fees for Trust services, down by $157,000 or 6%, and gains on the sale of loans to the secondary mortgage market, down by $164,000. Other expenses rose 6% for the first three months of 2000 compared to the same period in 1999.

     Average outstanding loan balances for the first three months of 2000 grew 19% from average outstanding loan balances for the first three months of 1999. Partially funding this growth in average outstanding loans was a 37% decrease in average outstanding investment security balances and a 51% decrease in average outstanding federal funds sold. Additional funding was provided by an 8% increase in average outstanding deposit balances. Average outstanding balances of non-interest bearing demand deposit accounts and NOW accounts were up 8% and 2%, respectively, while the average outstanding balances of certificates of deposit ("CDs") increased by 18%, primarily as a result of a promotion of the Bank's CD product in the third quarter of 1999. Average balances of money market accounts and savings deposits increased by 8% and 5%, respectively.

     The prime rate increased by 125 basis points from 7.75% at March 31, 1999 to 9.00% at March 31, 2000. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, an increasing prime rate usually will cause a related increase in the respective yields on earning assets. The overall annualized yield on earning assets increased by 40 basis points, from 7.4% at March 31, 1999 to 7.8% for the same period in 2000.

                                   Form 10-Q

     Compared to the first quarter of 1999, the average cost of funds for the respective periods increased 14 basis points, from 1.60% in 1999 to 1.74% in 2000. The result was an increase in the Bank's annualized net interest margin, to 6.15% for the first three months of 2000 compared to 5.98% for the same period in 1999. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.

NET INTEREST INCOME
-------------------

     For the three months ended March 31, 2000, net interest income rose 14% to $6,020,000 from $5,288,000 in 1999. Total interest income grew 15% for the first three months of 2000, to $7,619,000 from $6,632,000 for the first three months of 1999. Interest expense increased 19% for the three months ended March 31, 2000, to $1,599,000 compared to $1,344,000 for the first three months of 1999. The yield on earning assets for the first three months of 2000 was 7.8% compared to 7.4% for the first three months of 1999 while the effective rate paid on interest bearing deposits for the first three months of 2000 and 1999 was 2.4% and 2.2%, respectively.

     Interest and fees on loans increased 22% from $5,727,000 for the first three months of 1999 to $7,011,000 for the first three months of 2000. A 19% increase in average outstanding loan balances for the first three months of 2000, to $337,362,000, compared to $282,671,000 for the same period in 1999, along with a 40 basis point increase in the annualized average yield on earning assets are the primary reasons for this increase in loan related interest and fee income.

     Interest and dividend income on investments decreased $211,000 or 34%, from $628,000 for the first three months of 1999 to $417,000 for the first three months of 2000. Interest from U.S. Treasury obligations decreased 44% from $102,000 for the first three months of 1999 to $57,000 for the first three months of 2000. The primary reason for this decrease was a $3,369,000 or 46% decrease in the average balance of U.S. Treasury securities, from $7,321,000 during the first three months of 1999 to $3,952,000 for the comparable period in 2000. The decrease in U.S. Treasury obligations was a result of maturities, not sales of U.S. Treasury obligations. Interest income on U.S. Government Agency securities decreased 36% from $455,000 for the three months ended March 31, 1999 to $293,000 at March 31, 2000. A 40% decrease in the average balance of U.S. Government Agency securities, from $34,180,000 for the three months ended March 31, 1999 to $20,389,000 for the same period in 2000, is primarily responsible for the related 36% decrease in interest income. Interest income on obligations of states and political subdivisions decreased 35% from $51,000 for the three months ended March 31, 1999 to $33,000 for the same period in 2000. Average outstanding balances of obligations of state and political subdivisions decreased by 35%, from $4,676,000 in 1999 to $3,041,000 in 2000. The overall yield on investment securities increased from 5.4% for the first three months of 1999 to 5.6% for the first three months of 2000, a result of higher rates of interest being paid on investments purchased during the twelve month period.

     Interest expense on deposits increased 19% or $255,000, to $1,599,000

                                   Form 10-Q
for the three months ended March 31, 2000 compared to $1,344,000 for the same period in 1999. The average cost of interest bearing deposits increased 20 basis points, from 2.2% at March 31, 1999 to 2.4% for the three months ended March 31, 2000. The average interest bearing deposit balances increased 9% to $271,336,000 at March 31, 2000 compared to $249,568,000 for the same period in 1999. Average non-transaction savings accounts increased 5% for the first three months of 2000, compared to the same period in 1999, while average Market Rate Accounts and CDs increased by 8% and 18%, respectively. The Bank's average transaction based NOW account and non-interest bearing demand deposit account balances increased 2% and 8%, respectively. The annualized cost of CDs increased 30 basis points, from 4.6% for the first three months of 1999 to 4.9% for the same period in 2000. The average cost of Market Rate Accounts, savings accounts and NOW accounts all remained unchanged for the first three months of 2000, compared to the same period in 1999. The average cost of deposits, including non-interest bearing demand deposits increased from 1.60% for the first quarter of 1999, to 1.74% for the first quarter of 2000.

     The Bank's asset / liability structure is asset rate sensitive, which should cause an increase in the net interest margin, should interest rates increase. Therefore, the 125 basis point increase in the prime rate over the past twelve months is partially responsible for a 27 basis point increase in the annualized net interest margin for the first three months of 2000, when compared to the same period in 1999. For the first three months of 2000, the net interest margin increased to 6.15% from 5.88% for same period in 1999. The net interest margin is computed exclusive of related loan fee income.

LOAN LOSS PROVISION
-------------------

     The Bank provided a loan loss provision of $63,000 for the three months ended March 31, 2000, equal with the same period in 1999. The loan loss reserve amounted to 1.28% of outstanding loans at March 31, 2000. Delinquencies, as a percentage of outstanding loans, were 67 basis points as of March 31, 2000. Nonperforming loans increased 1% to $824,000 as of March 31, 2000, compared to $792,000 as of December 31, 1999 and increased 35% from $612,000 in nonperforming loans as of March 31, 1999. The loan loss reserve amounted to 525% of nonperforming loans as of March 31, 2000 compared to 674% as of March 31, 1999. Based on the results of both an internal and external loan review process and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of March 31, 2000.

OTHER INCOME
------------

     Total other income of $4,309,000 for the three months ended March 31, 2000 decreased 5% from $4,533,000 reported for the same period in 1999.

     Fees for trust services declined $157,000 or 6% from $2,418,000 for the first three months of 1999 to $2,261,000 for the same period in 2000. This decrease in trust fees was primarily due to a $165,000 decline in investment management fees earned in the first quarter of 2000, compared to the same period in 1999. The market value of Trust assets under management decreased by 4%, to $1,789,000,000 at March 31, 2000 from $1,813,000,000 as of March 31, 1999.

                                   Form 10-Q

     The increase in interest rates over the twelve months ended March 31, 2000 caused a decline in the Bank's mortgage banking activity. For the three month period ended March 31, 2000, the Bank originated and sold $9,907,000 of residential mortgage loans to the secondary mortgage market, a 63% decrease from $26,736,000 of residential mortgage loans originated and sold during the first three months of 1999. A combination of deferred loan fees earned as income resulting from the sale of residential mortgage loans to the secondary mortgage market and related gains on the same respective sales of residential mortgage loans to the secondary mortgage market amounted to $72,000 or 73 basis points for the first quarter of 2000 compared to $226,000 or 85 basis points for the same period in 1999.

     Income from other service charges, commissions and fees amounted to $352,000 for the first quarter of 2000, a 12% increase from $313,000 reported for the first quarter of 1999.

     Other operating income increased by $49,000 or 4% to $1,225,000 for the first three months of 2000, compared to $1,176,000 for the same period in 1999.

OTHER EXPENSES
--------------

     Total other expense increased 6% for the first three months of 2000 to $7,321,000 from $6,916,000 for the first three months of 1999.

     Salaries and wages grew $79,000 or 2%, from $3,412,000 for the three months ended March 31, 1999 to $3,491,000 for the same period in 2000. Regular salary expense, including regular, part time and overtime salaries, increased $332,000 or 11% during the first quarter of 2000, compared to the same period in 1999. Incentive salaries, tied to overall corporate profitability goals, decreased $254,000 or 72%, from $351,000 for the three months ended March 31, 1999 to $97,000 for the same period in 2000.

     Employee benefits expenses increased $144,000 or 22% from $662,000 for the first three months of 1999 to $806,000 for the same period in 2000. The Bank's cost of social security taxes increased by $44,000, the result of a three-pay month in the first quarter of 2000, adding additional social security expense to the Bank. There were no three-pay months in the first quarter of 1999. The cost of the Corporation's pension increased by $40,000, due primarily to changes in applicable interest rate assumptions, while the cost of medical benefits increased $43,000.

     Occupancy expense increased $129,000 or 32%, from $407,000 for the first three months of 1999 to $536,000 for the first three months of 2000. Expenses directly related to the non-banking subsidiaries accounted for $41,000 or 32% of the increase, while the Bank's occupancy expense increased by 7%. Of this $129,000 increase, $78,000 was an increase in occupancy expenses associated with the leasing of No. 2 and No. 6 Bryn Mawr Avenue ("the Buildings") by the Bank during the first quarter of 1999. The Bank also incurred $20,000 in snow removal costs in 2000, not incurred during 1999.

     Furniture, fixtures and equipment expense decreased $14,000 or 3% from $510,000 for the first quarter of 1999 to $496,000 for the same period in 2000. Depreciation expense for the Bank's furniture, fixtures and equipment


                                   Form 10-Q
decreased by $16,000 or 6%, reflecting the elimination of the cost of fully depreciated fixed assets during the first quarter of 2000. The cost of small equipment expense was also down by $17,000 or 54%, reflecting the increased costs associated with the Year 2000 ("Y2K") initiative during the first quarter of 1999.

     Other operating expenses increased $67,000 or 3%, from $1,925,000 for the first three months of 1999 to $1,992,000 for the first three months of 2000.

APPLICABLE INCOME TAXES
-----------------------

     Federal income taxes for the first three months of 2000 were $985,000 compared to $1,000,000 for the first three months of 2000. This represents an effective tax rate for each three month period ended March 31, 2000 and 1999 of 33.4% and 35.2%, respectively.

FINANCIAL CONDITION
-------------------

     Consistant with historical trends, total assets decreased 6% from $436,820,000 at December 31, 1999 to $409,448,000 as of March 31, 2000. Total
assets grew 5% from $389,407,000 as of March 31, 1999.

     Outstanding earning assets decreased 8% to $368,606,000 as of March 31, 2000 from $399,952,000 as of December 31, 1999. The Bank's loan portfolio increased less than 1%, to $337,922,000 at March 31, 2000 from $338,939,000 as of December 31, 1999. Outstanding loans increased by 15%, from $293,637,000 as of March 31, 1999. Outstanding consumer loans of $69,765,000 at March 31, 2000 were practically level with consumer loan outstanding balances of $70,211,000 as of December 31, 1999 and increased 1% from $69,293,000 as of March 31, 1999. Competition from automobile manufacturers for automobile loans was the primary reason for the overall lack of growth in consumer loan balances from March 31, 1999. Outstanding commercial loans at March 31, 2000 were $122,134,000, a 2% increase from outstanding commercial loan balances of $119,835,000 at December 31, 1999 and 31% ahead of $92,941,000 at March 31, 1999. Outstanding real estate loans were $146,023,000 at March 31, 2000, a 2% decrease from $148,893,000 in outstanding real estate loans at December 31, 1999 and a 11% increase over $131,403,000 in outstanding real estate loans as of March 31, 1999.

     The Bank's investment portfolio, having a market value of $29,011,000 at March 31, 2000, decreased 2% from a market value of $29,611,000 at December 31, 1999 and decreased 28% from $40,042,000 as of March 31, 1999.

     The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. As of March 31, 2000, the investment portfolio had an unrealized loss of $679,000, compared to an unrealized loss of $590,000 as of December 31, 1999. The unrealized investment depreciation, net of deferred income tax benefit, decreased the Corporation's shareholders' equity on the balance sheet by $448,000 as of March 31, 2000.

     Federal funds sold amounted to $1,074,000 as of March 31, 2000, a 94%

                                   Form 10-Q
decrease from $17,609,000 as of December 31, 1999 and a 93% decrease from $15,223,000 as of March 31, 1999. A large increase in deposits at year-end 1999 provided for a similar increase in federal funds sold. In an effort to mitigate potential concentration risk in the sale of federal funds sold, the Bank invested excess funds into its interest bearing account at the Federal Home Loan Bank of Pittsburgh (the "FHLB"). As deposits decreased during the first quarter of 2000, the balance of the FHLB account was also decreased. This is the reason for a $13,194,000 decrease in interest bearing deposits with banks from December 31, 1999 to March 31, 2000. The decrease in outstanding federal funds sold from December 31, 1999 was primarily due to the repayment of a short term borrowing from the FHLB of $10,000,000 during January 2000, thereby reducing funds available to sell by $10,000,000. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the FHLB and the sale of investments, classified as available for sale.

     Nonperforming assets amounted to $824,000 at March 31, 2000, a 4% increase from $792,000 at December 31, 1999 and an 11% decrease from nonperforming assets of $923,000 at March 31, 1999. Nonperforming loans increased 4% to $824,000 at March 31, 2000 compared to nonperforming loans of $792,000 at December 31, 1999 and increased 35% from $612,000 as of March 31, 1999. OREO balances amounted to $312,000 as of March 31, 1999. There were no OREO balances on the Bank's books at either December 31, 1999 or March 31, 2000.

     As of March 31, 2000 and 1999, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

     Total deposits decreased 4% to $355,875,000 as of March 31, 2000 from $371,068,000 as of December 31, 1999. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 8% to $369,421,000 for the three month period ended March 31, 2000 from $340,764,000 for the same period in 1999. All deposit categories had growth in average outstanding balances. Average savings balances grew 5% at $42,515,000 for the first three months of 2000, compared to $40,455,000 for the same period in 1999. Market Rate Account balances increased 8% or $4,102,000 from $48,895,000 in average daily outstanding balances for the three months ended March 31, 1999 to $52,997,000 for the same period in 2000. Average outstanding NOW account balances grew 2% or $1,811,000, from $97,672,000 for the first three months of 1999 to $99,483,000 for the same period in 2000. Non-interest bearing demand deposit average outstanding balances grew 8% or $6,889,000 from $91,196,000 for the three months ended March 31, 1999 to $98,085,000 for the same period in 2000. Average outstanding CD balances increased 18% or $11,448,000 from $62,546,000 in average outstanding balances for the first three months of 1999 to $73,994,000 for the same period in 2000. The larger increase in average outstanding CD balances was due primarily to a CD promotion, during the third quarter of 1999, to strengthen the Bank's liquidity position.

                                   Form 10-Q

LIQUIDITY, INTEREST RATE SENSITIVITY
------------------------------------

     The Bank's liquidity is maintained by managing its core deposits, purchasing federal funds, selling loans in the secondary market, and borrowing from the FHLB. The Bank's liquid assets include cash and cash equivalents as well as certain unpledged investment securities. Bank management incorporates a liquidity measure, incorporating its ability to borrow from the FHLB to meet liquidity needs and goals. Periodically, the Asset / Liability Committee of the Bank reviews the Bank's liquidity needs and reports its findings to the Risk Management Committee of the Bank's Board of Directors.

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of March 31, 2000, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $47,468,000, or 11.6% of total assets, as of March 31, 2000, compared to total shareholders equity of $46,719,000, or 10.7% of total assets, as of December 31, 1999. As of March 31, 1999, shareholders' equity was $44,581,000, or 11.4% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.13% as of March 31, 2000 compared to 11.08% and 12.55% at December 31, 1999 and March 31, 1999, respectively. The respective Tier II ratios were 13.30%, 12.19% and 13.80%. During the first quarter of 2000, the Corporation declared its regular dividend of $0.17 per share, a 13% increase over $0.15 per share declared during the first quarter of 1999.

     In March 2000, the Corporation elected to continue a stock repurchase program, originally established in March 1997. During the three year period since the establishment of the stock repurchase program, the Corporation repurchased 296,300 shares of its stock at a cost of $7,113,000, for an average cost of $24.00 per share.

                                   Form 10-Q

                          PART II. OTHER INFORMATION
                          --------------------------

                                March 31, 2000



Item 1.   Legal Proceedings
-------

          None

Item 2.   Changes in Securities
-------

          None

Item 3.   Defaults Upon Senior Securities
-------

          None

Item 4.   Submission of Matters to Vote of Security Holders
-------

          None

Item 5.   Other Information
-------

          None

Item 6.   Exhibits and Reports on Form 8-K
-------

          None

                                   Form 10-Q

                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Bryn Mawr Bank Corporation


     Date:  May 3, 2000                 By:    Robert L. Stevens
          -------------------              ---------------------
                                               Robert L. Stevens
                                               Chairman,
                                              President & Chief
                                              Executive Officer







     Date:  May 3, 2000                 By:    Joseph W. Rebl
          --------------------             ------------------
                                               Joseph W. Rebl
                                               Treasurer and
                                               Assistant Secretary





                                   Form 10-Q
                                    Page 18