Form 10-Q
period 2000-06-30
BRYN MAWR BANK CORP
filed 2000-08-11
CIK 802681

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                  of the Securities and Exchange Act of 1934.


For Quarter ended June 30, 2000                                 Commission File
                  -------------                                 Number  0-15261
                                                                        -------

                           Bryn Mawr Bank Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Pennsylvania                             23-2434506
-------------------------------                   ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               identification No.)



 801 Lancaster Avenue, Bryn Mawr, Pennsylvania                     19010
---------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code  (610) 525-1700
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

                   Yes   X        No
                        ---           ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


       Class                                Outstanding at August 3, 2000
-----------------------
Common Stock, par value $1                           4,292,782

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                           QUARTER ENDED June 30, 2000

                                      INDEX





PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS


         Consolidated Statements of Income for the six
                  months ended June 30, 2000 and 1999....................Page 1

         Consolidated Statements of Income for the three
                  months ended June 30, 2000 and 1999....................Page 2

         Consolidated Balance Sheets as of June 30 2000,
                  December 31, 1999 and June 30, 1999....................Page 3

         Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2000 and 1999....................Page 4

         Consolidated Statements of Comprehensive Income for
                  three months ended June 30, 2000 and 1999 and
                  six months ended June 30, 2000 and 1999 ...............Page 5

         Notes to Consolidated Financial Statements......................Page 6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................Page 11



PART II - OTHER INFORMATION..............................................Page 20

                          PART I. FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                             (Dollars In Thousands*)
                                   Unaudited

                                                                        Six Months Ended
                                                                            June 30
                                                                       2000          1999**
                                                                    ----------     ----------
Interest income:
  Interest and fees on loans......................................  $   14,366     $   12,335
  Interest on federal funds sold..................................         236            345
  Interest on interest bearing deposits with banks................          78             74
  Interest and dividends on investment securities:
   U.S. Treasury securities.......................................         113            157
   U.S. Government Agency securities..............................         590            776
   Obligations of states and political subdivisions...............          66            102
   Dividend income................................................          67             41
                                                                     ---------      ---------
Total interest and dividend income................................      15,516         13,830
Interest expense .................................................       3,276          2,680
                                                                     ---------      ---------
Net interest income...............................................      12,240         11,150
Loan loss provision...............................................         125            125
                                                                     ---------      ---------
Net interest income after loan loss provision.....................      12,115         11,025
                                                                     ---------      ---------
Other income:
  Fees for Trust services.........................................       4,563          5,040
  Service charges on deposits.....................................         553            581
  Other service charges, commissions and fees.....................         535            486
  Net gain on sale of loans.......................................         503            630
  Net gain on sale of other real estate owned.....................           0              6
  Other operating income..........................................       2,666          2,581
                                                                     ---------      ---------
Total other income................................................       8,820          9,324
                                                                     ---------      ---------
Other expenses:
  Salaries and wages..............................................       7,408          7,331
  Employee benefits...............................................         990          1,292
  Occupancy and bank premises.....................................       1,074            910
  Furniture, fixtures, and equipment..............................       1,047            968
  Other operating expenses........................................       4,620          4,114
                                                                     ---------      ---------
Total other expenses..............................................      15,139         14,615
                                                                     ---------      ---------
Income before income taxes........................................       5,796          5,734
Applicable income taxes...........................................       2,129          1,890
                                                                     ---------      ---------
Net Income........................................................  $    3,667     $    3,844
                                                                     =========      =========

Earnings per common share.........................................  $     0.85     $     0.88
Earnings per common share-assuming dilution.......................  $     0.82     $     0.84
Cash dividends declared...........................................  $     0.34     $     0.30

Weighted-average shares outstanding...............................   4,311,149      4,365,061
Dilutive potential common shares..................................     163,850        222,470
                                                                     ---------      ---------
Adjusted weighted-average shares..................................   4,474,999      4,587,531

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
** Reclassified for comparative purposes.


                                   Form 10-Q

                              FINANCIAL STATEMENTS
                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                             (Dollars In Thousands*)
                                   Unaudited

                                                                       Three Months Ended
                                                                            June 30
                                                                       2000          1999**
                                                                     ---------      ---------
Interest income:
  Interest and fees on loans......................................  $    7,355     $    6,608
  Interest on federal funds sold..................................         104            112
  Interest on interest bearing deposits with banks................          19             30
  Interest and dividends on investment securities:
   U.S. Treasury securities.......................................          56             55
   U.S. Government Agency Securities..............................         297            321
   Obligations of states and political subdivisions...............          33             51
   Dividend income................................................          33             21
                                                                     ---------      ---------
Total interest income.............................................       7,897          7,198

Interest expense..................................................       1,677          1,336
                                                                     ---------      ---------
Net interest income...............................................       6,220          5,862
Loan loss provision...............................................          62             62
                                                                     ---------      ---------
Net interest income after loan loss provision.....................       6,158          5,800
                                                                     ---------      ---------
Other income:
  Fees for Trust services.........................................       2,302          2,622
  Service charges on deposits.....................................         268            305
  Other service charges, commissions and fees.....................         183            173
  Net gain on sale of loans.......................................         317            280
  Net gain on sale of other real estate owned.....................           0              6
  Other operating income..........................................       1,441          1,405
                                                                     ---------      ---------
Total other income................................................       4,511          4,791
                                                                     ---------      ---------
Other expenses:
  Salaries and wages..............................................       3,917          3,919
  Employee benefits...............................................         184            630
  Occupancy and bank premises.....................................         538            503
  Furniture, fixtures, and equipment..............................         551            458
  Other operating expenses........................................       2,628          2,189
                                                                     ---------      ---------
Total other expenses..............................................       7,818          7,699
                                                                     ---------      ---------
Income before income taxes........................................       2,851          2,892
Applicable income taxes...........................................       1,144            890
                                                                     ---------      ---------
Net Income.......................................................   $    1,707     $    2,002
                                                                     =========      =========

Earnings per common share.........................................  $     0.40     $     0.46
Earnings per common share-assuming dilution.......................  $     0.38     $     0.44
Cash dividends declared...........................................  $     0.17     $     0.15

Weighted-average shares outstanding...............................   4,301,830      4,349,093
Dilutive potential common shares..................................     161,459        218,037
                                                                     ---------      ---------
Adjusted weighted-average shares..................................   4,463,289      4,567,130

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
** Reclassified for comparative purposes.

                                   Form 10-Q

            BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                        (Dollars In Thousands)

                                                                      June 30,      December 31,     June 30,
                                                                        2000          1999**          1999
                                                                     (Unaudited)                   (Unaudited)
                                                                   ---------------------------------------------
Assets
Cash and due from banks............................................  $ 27,051         $ 17,914       $ 20,561
Interest bearing deposits with banks...............................       507           13,793             97
Federal funds sold.................................................     6,451           17,609          8,738
Investment securities available for sale, at market (amortized cost of $29,859,  $30,201 and $29,820 as of June
  December 31, 1999 and June 30, 1999, respectively................    29,270           29,611         29,501
Loans:
  Consumer.........................................................    69,133           70,211         68,973
  Commercial.......................................................   126,387          119,835        101,966
  Real estate......................................................   157,840          148,893        143,332
                                                                      -------          -------        -------
    Total loans....................................................   353,360          338,939        314,271
  Less: Allowance for possible loan losses.........................    (4,328)          (4,400)        (4,243)
                                                                      -------          -------        -------
    Net loans......................................................   349,032          334,539        310,028
                                                                      -------          -------        -------
Premises and equipment, net........................................    12,232           11,880         12,293
Accrued interest receivable........................................     2,578            2,411          2,318
Goodwill (net).....................................................     3,053            3,294          3,386
Other real estate owned............................................        --               --            312
Other assets.......................................................     6,167            5,769          5,325
                                                                      -------          -------        -------
    Total assets...................................................  $436,341         $436,820       $392,559
                                                                      =======          =======        =======

Liabilities
Deposits:
  Demand, non-interest-bearing.....................................  $103,449         $ 98,790       $ 92,705
  Savings..........................................................   192,267          194,057        179,577
  Time.............................................................    71,833           78,221         58,598
                                                                      -------          -------        -------
    Total deposits.................................................   367,549          371,068        330,880
                                                                      -------          -------        -------
Borrowed funds.....................................................    15,000           10,000         10,000
Other liabilities..................................................     5,461            9,033          7,035
                                                                      -------          -------        -------
    Total liabilities..............................................   388,010          390,101        347,915
                                                                      -------          -------        -------
Shareholders' equity
Common stock, par value $1; authorized 25,000,000
  shares; issued 5,191,455, 5,179,608 and 5,147,065 shares
  as of June 30, 2000, December 31, 1999 and June 30, 1999,
  respectively and outstanding of 4,301,282, 4,323,250 and
  4,329,207 shares as of June 30, 2000, December 31 1999
  and June 30, 1999, respectively .................................     5,191            5,180          5,147
Paid-in capital in excess of par value  ...........................     4,622            4,467          4,074
Unrealized investment (depreciation)
  appreciation net of deferred income taxes........................      (389)            (389)          (211)
Retained earnings..................................................    47,349           45,149         42,333
                                                                      -------          -------        -------
                                                                       56,773           54,407         51,343

Less: Common stock in treasury at cost -- 890,173, 856,358 and
  817,585 shares as of June 30, 2000, December 31, 1999
  and June 30, 1999, respectively..................................    (8,442)          (7,688)        (6,699)
                                                                      -------          -------        -------
  Total shareholders' equity.......................................    48,331           46,719         44,644
                                                                      -------          -------        -------
  Total liabilities and shareholders' equity.......................  $436,341         $436,820       $392,559
                                                                      =======          =======        =======

The accompanying notes are an integral part of the consolidated financial statements.
** Reclassified for comparative purposes.

                                   Form 10-Q
                                     Page 3

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   Unaudited

                                                                      Six Months Ended
                                                                          June 30
                                                                   --------------------
                                                                    2000         1999
                                                                  --------     --------
Operating activities:
Net Income.....................................................   $  3,667     $  3,844
Adjustments to reconcile net income to net cash (used)
operating activities:

Provision for loan losses......................................        125          125
Provision for depreciation and amortization....................        743          580
Gain on sale of other real estate owned........................          0           (6)
Loans originated for resale....................................    (29,579)     (47,960)
Proceeds from loans sold.......................................     29,014       46,157
Gain on sale of loans..........................................       (503)        (630)
Increase (Decrease)  in deferred income taxes..................         11          (91)
Increase in interest receivable................................       (166)        (249)
Increase (Decrease) in interest payable........................        231         (189)
Other..........................................................     (3,949)        (646)
                                                                   -------      -------
      Net cash (used) provided by operating activities.........       (406)         935
                                                                   -------      -------
Investing activities:
Purchases of investment securities.............................       (400)     (37,924)
Proceeds from maturity and calls of fixed income securities....        830       59,060
Loan originations , net .......................................     (2,887)     (13,443)
Loans purchased (dealer loans).................................    (10,663)     (17,192)
Purchases of premises and equipment............................     (1,087)        (801)
Capitalization of costs of other real estate owned.............          0          (41)
Cost of acquiring new subsidiaries.............................          0       (2,195)
                                                                   -------      -------
      Net cash used by investing activities....................    (14,207)     (12,536)
                                                                   -------      -------
Financing activities:
Change in demand and savings deposits..........................      2,869       (6,350)
Net decrease in time deposits..................................     (6,388)      (5,127)
Dividends paid.................................................     (1,467)      (1,302)
Repayment of mortgage debt.....................................        (17)         (14)
Purchases of treasury stock....................................       (754)      (1,542)
Proceeds from borrowed funds...................................      5,000       10,000
Proceeds from issuance of common stock.........................        166            0
                                                                   -------      -------
      Net cash used by financing activities....................       (591)      (4,335)
                                                                   -------      -------
Decrease in cash and cash equivalents..........................    (15,204)     (15,936)
Cash and cash equivalents at beginning of period...............     49,213       45,332
                                                                   -------      -------
Cash and cash equivalents at end of period.....................   $ 34,009     $ 29,396
                                                                   =======      =======
Supplemental cash flow information:
   Income taxes paid...........................................   $  1,207     $  1,300
   Interest paid...............................................   $  2,476     $  2,869



The accompanying notes are an integral part of the consolidated financial statements.
*Reclassified for comparative purposes.

                                   Form 10-Q

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In Thousands)
                                    Unaudited


                                                       Three Months Ended         Six Months Ended
                                                            June 30                    June 30
                                                       2000         1999          2000         1999
                                                    -----------------------    -----------------------
   Net Income.....................................  $    1,707   $    2,002    $    3,667   $    3,844
   Other comprehensive income:
         Unrealized holding (losses) gains on
             available-for-sale securities........          89         (166)            0         (319)
          Deferred income tax (benefit) expense on
             unrealized holding (losses) gains on
             available for sale securities........         (30)          56             0          108
                                                     ----------   ----------    ----------   ----------
   Comprehensive net income.......................  $    1,766   $    1,892    $    3,667   $    3,633
                                                     ==========   ==========    ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.


                                    Form 10-Q

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 AND 1999
                                   (Unaudited)


1.   Unaudited Interim Results:

         The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of June 30, 2000 and 1999, the related consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999, the related consolidated statements of income for the six month periods and three month periods ended June 30, 2000 and 1999 and the related consolidated statements of comprehensive income for the six month periods and three month periods ended June 30, 2000 and 1999 are all unaudited.

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


2.   Earnings Per Common Share:

         Reference is made to Note #12, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1999 Annual Report incorporated in the 1999 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three and six month periods ended June 30, 2000 and 1999.

3.   Disclosure of Accounting Policy:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest bearing deposits with banks and federal funds sold.

4.   Adoption of Financial Accounting Standards:

         In June 1998, Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.


                                    Form 10-Q

133") was issued and subsequently amended by Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of SFAS No. 133" ("SFAS No. 137").

         SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Corporation does not own any derivative instruments and does not engage in hedging activities. These statements will not have a material impact on the financial condition or results of operations of the Corporation.

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

         As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers a number of factors, such as a borrower's financial strength, the value of related collateral and the ability to continue to meet the original contractual terms of a loan. Major risk classifications, used to aggregate loans, include credit or the risk of failure to repay a loan and concentration risk. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments. An insignificant delay or shortfall is a temporary delay in the payment process of a loan. However, under these circumstances, the Corporation's subsidiary, The Bryn Mawr Trust Company (the "Bank"), expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

         When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Corporation's impaired loans, which amounted to $82,000, $720,000 and $467,000 at June 30, 2000, December 31, 1999 and June 30, 1999, respectively, were placed on nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were placed on nonaccrual status, was reversed from income.

         Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of June 30, 2000, December 31, 1999 and June 30, 1999, no impaired loans were measured using


                                    Form 10-Q
the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $82,000, $720,000, and $467,000, respectively.

         If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. All impairment reserves established in either 2000 or 1999 were allocated from the existing reserve for loan losses. As of June 30, 2000, December 31, 1999 and June 30, 1999, there were $33,000, $679,000 and $353,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan losses were $10,000, $110,000 and $78,000, respectively. Impaired loans for which no loan loss allowance was allocated amounted to $49,000, at June 30, 2000, $41,000 at December 31, 1999 and $114,000 at June 30,
1999. Average impaired loans as of June 30, 2000, December 31, 1999 and June 30, 1999 amounted to $614,000, $1,088,000 and $1,153,000, respectively.

         When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either six month period ended June 30, 2000 or 1999. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no loans considered impaired were removed from the impaired loan status, during the first six months of 2000 and $1,283,000 of loans considered impaired were removed from the impaired loan status during the first six months of 1999.

         Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.


                                    Form 10-Q

6.   Allowance for Possible Loan Losses:


     The summary of changes in the allowance is as follows:


                                            Six Months ended      Year ended
                                                June, 30          December,31
                                            2000       1999          1999
                                            ----       ----          ----

Balance, Beginning of period              $4,400      $4,100        $4,100
Charge-offs:
     Consumer                               (227)        (94)         (209)
     Commercial and industrial                 0           0            10
     Real estate                               0           0            22*
                                            -----        ----         -----

          Total charge-offs                 (227)        (94)         (197)
                                            -----        ----         -----
Recoveries:
     Consumer                                 30          25            44
     Commercial and industrial                 0          87            87
     Real estate                               0           0           116
                                            -----        ----         -----

          Total recoveries                    30         112           247
                                            -----        ----         -----

          Net (charge-offs)/ recoveries     (197)         18            50

Provision for loan losses                    125         125           250
                                            -----        ----         -----

Balance, End of period                    $4,328      $4,243        $4,400


*The negative charge-off of $22,000 in real estate loans reflects the adding back to the loan loss reserve of an amount previously charged off, in conjunction with the acquisition of other real estate owned.



                                    Form 10-Q

7.   Segmentation Analysis:

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

Segment information for the six months ended June 30, 2000 and 1999 is as follows:

                                                        2000
                                                      Mortgage       All
                              Banking       Trust     Banking       Other  Consolidated
                              -------       -----     -------       -----  ------------
Net interest income          $ 12,236     $   --      $   --      $      4     $12,240
Less Loan loss provision          125         --          --          --           125
                             --------     --------    --------    --------    --------
Net interest income after
      loan loss provision      12,111         --          --             4      12,115

Other income:
   Fees for investment
      management and trust
      services                   --          4,563        --          --         4,563
   Other income                 1,291            4         888       2,074       4,257
                             --------     --------    --------    --------    --------
Total other income              1,291        4,567         888       2,074       8,820

Other expenses:
   Salaries and benefits        4,901        1,962         318       1,217       8,398
   Occupancy                      849          141          39          46       1,075
   Other operating expense      3,692          585         175       1,214       5,666
                             --------     --------    --------    --------    --------
Total other expense             9,442        2,688         532       2,477      15,139
                             --------     --------    --------    --------    --------
Segment profit (loss)           3,960        1,879         356        (399)      5,796

Intersegment (revenues)
   expenses *                     (10)         118        --          (108)          0
                             --------     --------    --------    --------    --------
Segment profit after
   eliminations              $  3,950     $  1,997    $    356    ($   507)   $  5,796
                             ========     ========    ========    ========    ========
% of segment profit (loss)         68%          34%          6%        -9%         100%



                                                      1999
                                                      Mortgage       All
                              Banking       Trust     Banking       Other  Consolidated
                              -------       -----     -------       -----  ------------
Net interest income           $11,149         --      $   --      $   --       $ 11,149
Less Loan loss provision          125         --          --          --            125
                             --------     --------    --------     --------    --------
Net interest income after
      loan loss provision      11,024         --          --          --         11,024

Other income:
   Fees for investment
      management and trust
      services                     --        5,040        --          --          5,040
   Other income                 1,367         --           995        2,185       4,547
                             --------     --------    --------     --------    --------
Total other income              1,367        5,040         995        2,185       9,587

Other expenses:
   Salaries and benefits        5,176        1,934         334        1,179       8,623
   Occupancy                    1,470          246          74           88       1,878
   Other operating expense      2,808          477         155          936       4,376
                             --------     --------    --------     --------    --------
Total other expense             9,454        2,657         563        2,203      14,877
                             --------     --------    --------     --------    --------
Segment profit (loss)           2,937        2,383         432          (18)      5,734

Intersegment (revenues)
   expenses *                      (3)         118        --           (115)          0
                             --------     --------    --------     --------    --------
Segment profit after
   eliminations              $  2,934     $  2,501    $    432     ($   133)   $  5,734
                             ========     ========    ========     ========    ========
% of segment profit (loss)         51%          44%          8%          -2%        100%

*- Intersegment revenues consist of rental payments to Bryn Mawr Bank
   Corporation from its subsidiaries. Intersegment expenses consist of a $3,000 management fee, paid by Bryn Mawr Bank Corporation to the Bank.


                                    Form 10-Q
                                     Page 10

Item 2.

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the three months and six months ended June 30, 2000 and 1999, as well as the financial condition of the Corporation as of June 30, 2000, December 31, 1999 and June 30, 1999. The Bryn Mawr Trust Company (the "Bank"),Tax Counsellors of Bryn Mawr, Inc. ("TCBM"), Bryn Mawr Brokerage Company, Inc. ("BM Brokerage"), CDC Capital Management, Inc. ("CDC") and Joseph W. Roskos & Co., Inc. ("JWR&Co") are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") is a wholly-owned subsidiary of the Bank.

RESULTS OF OPERATIONS
---------------------

         The Corporation reported net income of $3,667,000 for the six months ended June 30, 2000, a 5% decrease from $3,844,000 reported for the same period in 1999. Non-recurring income, resulting from prior periods interest income on impaired loans, was included in the net income for the first six months of 1999. Conversely, during the first six months of 2000, a management change in CDC Capital Management, an investment advisory company the Corporation acquired in 1999, created additional non-recurring expense related to contractual severance and the elimination of the remaining goodwill of the subsidiary. Exclusive of the non-recurring items referred to above net income increased 8% for the first six months of 2000, compared to the same period in 1999. This increase is attributable to a 14% increase in net interest income from the first half of 1999 compared to the same period in 2000. Partially offsetting this increase is a decline in other income of 5% from $9,324,000 for the first six months of 1999 to $8,820,000 for the same period of 2000. Earnings per common share amounted to $0.85, a 3% decrease from $0.88 reported for the first half of 1999. Earnings per common share, assuming dilution were $0.82 and $0.84, respectively.

         For the second quarter of 2000, the Corporation reported net income of $1,707,000, a 15% decrease from the $2,002,000, reported for the second quarter of 1999. For the three months ended June 30, 2000 and 1999, earnings per common share amounted to $.40 and $.46, respectively. The 15% decrease in earnings for the second quarter was due to the non-recurring items detailed above in the explanation of the year-to-date earnings. Exclusive of the non-recurring items net income increased 10% in the second quarter of 2000, compared to the second quarter in 1999. This increase is attributable to a 13% increase in net interest income from the second quarter of 1999 compared to the same period in 2000. Partially offsetting this increase is a 6% decrease in other income for the second quarter of 2000 compared to the same period in 1999.


                                    Form 10-Q
                                     Page 11

         Average outstanding loan balances for the first six months of 2000 grew 16% from average outstanding loan balances for the first six months of 1999. Partially funding this growth in average outstanding loans was an increase in average funds borrowed from $1,750,000 to $5,291,000. Additional funding was provided by a 9% increase in average outstanding deposit balances. Average outstanding balances of non-interest bearing demand deposit accounts and NOW accounts were up 6% and 7%, respectively, while the average outstanding balances of certificates of deposit ("CDs") increased by 19%, primarily as a result of a promotion of the Bank's CD product in the third quarter of 1999. Average balances of money market accounts and savings deposits increased by 4% respectively.

         The prime rate increased by 175 basis points from 7.75% at June 30, 1999 to 9.50% at June 30, 2000. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, an increasing prime rate usually will cause a related increase in the respective yields on earning assets. The overall annualized yield on earning assets increased by 35 basis points, from 7.65% at June 30, 1999 to 8.00% for the same period in 2000.

         Compared to the first half of 1999, the average cost of funds for the respective periods increased 17 basis points, from 1.58% in 1999 to 1.75% in 2000. The result was an increase in the Bank's annualized net interest margin, to 6.25% for the first six months of 2000 compared to 6.07% for the same period in 1999. This 1999 net interest margin excludes non-recurring income on impaired loans. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

         For the six months ended June 30, 2000, net interest income rose 9.9% to $12,115,000 from $11,024,000 in 1999. When adjusted for non-recurring income the net interest income rose 14%. Total interest income grew 12% for the first six months of 2000, to $15,192,000 from $13,542,000 for the first six months of 1999. Interest expense increased 22% for the six months ended June 30, 2000, to $3,276,000 compared to $2,680,000 for the first six months of 1999. The yield on earning assets for the first six months of 2000 was 8.0% compared to 7.8%, which includes non-recurring income on impaired loans for the first six months of 1999. The adjusted yield on earning assets excluding non-recurring income for the first six months of 1999 was 7.65%. The effective rate paid on interest bearing deposits for the first six months of 2000 and 1999 was 2.4% and 2.2%, respectively.

         Interest and fees on loans increased 16% from $12,334,000 for the first six months of 1999 to $14,367,000 for the first six months of 2000. A 16% increase in average outstanding loan balances for the first six months of 2000, to $341,544,000, compared to $293,383,000 for the same


                                    Form 10-Q
period in 1999, along with a 20 basis point increase in the annualized average yield on earning assets are the primary reasons for this increase in loan related interest and fee income.

         Interest and dividend income on investments decreased $240,000 or 22%, from $1,076,000 for the first six months of 1999 to $836,000 for the first six months of 2000. Interest from U.S. Treasury obligations decreased 28% from $157,000 for the first six months of 1999 to $113,000 for the first six months of 2000. The primary reason for this decrease was a $1,684,000 or 30% decrease in the average balance of U.S. Treasury securities, from $5,634,000 during the first six months of 1999 to $3,950,000 for the comparable period in 2000. The decrease in U.S. Treasury obligations was a result of maturities. Interest income on U.S. Government Agency securities decreased 24% from $776,000 for the six months ended June 30, 1999 to $590,000 at June 30, 2000. A 28% decrease in the average balance of U.S. Government Agency securities, from $28,476,000 for the six months ended June 30, 1999 to $20,363,000 for the same period in 2000, is primarily responsible for the related 24% decrease in interest income. Interest income on obligations of states and political subdivisions decreased 35% from $102,000 for the six months ended June 30, 1999 to $66,000 for the same period in 2000. Average outstanding balances of obligations of state and political subdivisions decreased by 38%, from $4,643,000 in 1999 to $2,873,000 in 2000. The overall yield on the remaining investment securities increased from 5.4% for the first six months of 1999 to 5.7% for the first six months of 2000, a result of higher rates of interest being paid on investments purchased during the twelve month period.

         Interest expense on deposits increased 22% or $596,000, to $3,276,000 for the six months ended June 30, 2000 compared to $2,680,000 for the same period in 1999. The average cost of interest bearing deposits increased 20 basis points, from 2.2% at June 30, 1999 to 2.4% for the six months ended June 30, 2000. The average interest bearing deposit balances increased 10% to $272,424,000 at June 30, 2000 compared to $247,551,000 for the same period in 1999. Average balance of non-transaction savings accounts increased 4% for the first six months of 2000, compared to the same period in 1999, while average balance of money market accounts and CDs increased by 4% and 19%, respectively. The Bank's average transaction based NOW account and non-interest bearing demand deposit account balances increased 7% and 6%, respectively. The annualized cost of CDs increased 30 basis points, from 4.6% for the first six months of 1999 to 4.9% for the same period in 2000. The average cost of money market accounts increased 10 basis points, while Savings accounts and NOW accounts remained unchanged for the first six months of 2000, compared to the same period in 1999. The average cost of deposits, including non-interest bearing demand deposits increased from 1.58% for the first half of 1999, to 1.77% for the first half of 2000.

         For the second quarter of 2000 compared to the second quarter of 1999, exclusive of non-recurring income on impaired loans, net interest income increased 13%. This is due to loan balances increasing 12% from June 30,


                                    Form 10-Q

1999 to June 30, 2000 and the increase in the prime rate from 7.75% as of June 30, 1999 to 9.50% June 30, 2000. Partially offsetting the increase in interest income is an increase in interest expense from $1,336,000 in the second quarter of 1999 to $1,677,000 in the second quarter of 2000. This increase in interest expense is due to the increase in the rates paid on money market accounts and CD's.

         The Bank's asset / liability structure is asset rate sensitive, which should cause an increase in the net interest margin, should interest rates increase. Therefore, the 175 basis point increase in the prime rate over the past twelve months is partially responsible for an 18 basis point increase in the annualized net interest margin for the first six months of 2000, when compared to the same period in 1999. For the first six months of 2000, the net interest margin increased to 6.25% from 6.07%, exclusive of non-recurring income from impaired loans, for same period in 1999. The net interest margin is computed exclusive of related loan fee income.



LOAN LOSS PROVISION
-------------------

         The Bank provided a loan loss provision of $125,000 for the six months ended June 30, 2000, equal with the same period in 1999. The loan loss reserve amounted to 1.22% of outstanding loans at June 30, 2000. Delinquencies, as a percentage of outstanding loans, were 39 basis points as of June 30, 2000. Nonperforming loans decreased to $86,000 as of June 30, 2000, compared to $792,000 as of December 31, 1999 and decreased from $523,000 in nonperforming loans as of June 30, 1999. Based on the results of both an internal and external loan review process and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of June 30, 2000.

OTHER INCOME
------------

         Total other income of $8,820,000 for the six months ended June 30, 2000 decreased 5% from $9,324,000 reported for the same period in 1999.

         Fees for trust services declined $477,000 or 9% from $5,040,000 for the first six months of 1999 to $4,563,000 for the same period in 2000. This decrease in trust fees is attributable to a decline in estate fees, customer attrition and a decline in the market value of Trust assets under management. Trust accounts under management declined in value by 31%, to $1,752,000,000 at June 30, 2000 from $2,561,061,000 as of June 30, 1999 and the value of these accounts is a driver for the determination of fees.

         The increase in interest rates over the twelve months ended June 30, 2000 caused a decline in the Bank's mortgage banking activity. For the six month period ended June 30, 2000, the Bank originated and sold $28,838,000 of residential mortgage loans to the secondary mortgage market, a 37% decrease from $45,762,000 of residential mortgage loans originated and sold during the first six months of 1999. The net gain on the sale of loans


                                   Form 10-Q
declined $127,000 or 20% from $630,000 for the six month period ending June 30,1999 to $503,000 for the six month period ending June 30,2000.

         Income from other service charges, commissions and fees amounted to $553,000 for the first half of 2000, a 5% decrease from $581,000 reported for the first half of 1999. This is primarily due to reduction in the earnings credit rate used to compute account analysis fees.

         Other operating income increased by $85,000 or 3% to $2,666,000 for the first six months of 2000, compared to $2,581,000 for the same period in 1999.
     Total other income decreased $280,000 or 6% from $4,791,000 for the second quarter of 1999 to $4,511,000 for the second quarter of 2000. Trust fees decreased $320,000 or 12% from $2,622,000 for the second quarter of 1999 to $2,302,000 for the same period in 2000. Partially offsetting the decline in trust fees is an increase in net gains on the sale of loans. This increased $37,000 or 13% from $281,000 in the second quarter of 1999 to $317,000 for the same period in 2000.

OTHER EXPENSES
--------------

         Total other expense increased 4% for the first six months of 2000 to $15,139,000 from $14,615,000 for the first six months of 1999.

         Salaries and wages grew $77,000 or 1%, from $7,331,000 for the six months ended June 30, 1999 to $7,408,000 for the same period in 2000. Regular salary expense, including regular, part time and overtime salaries, increased $781,000 or 13% during the first half of 2000, from $6,184,000 for the same period in 1999. This increase reflects planned salary increases and staffing additions in 2000, as well as the severance expense associated with the management changes at CDC. Incentive salaries, tied to overall corporate profitability goals, decreased $626,000 or 59%, from $1,058,000 for the six months ended June 30, 1999 to $432,000 for the same period in 2000.

         Employee benefits expenses decreased $302,000 or 23% from $1,292,000 for the first six months of 1999 to $990,000 for the same period in 2000. The stronger than anticipated earnings on the Bank"s pension plan assets resulted in a $436,000 credit to the Bank"s pension plan expense. This credit is being partially offset by a higher than anticipated cost of medical benefits.

         Occupancy expense increased $164,000 or 18%, from $910,000 for the first six months of 1999 to $1,074,000 for the first six months of 2000. This increase is directly related to the additional expense of occupying buildings Two & Six Bryn Mawr Avenue. The Bank also incurred $20,000 in snow removal costs in 2000 that were not incurred during 1999.

         Furniture, fixtures and equipment expense increased $79,000 or 8% from $968,000 for the first half of 1999 to $1,047,000 for the same period in 2000. This increase in expense is due to the overall growth in Corporation


                                    Form 10-Q
technology and facilities.

         Other operating expenses increased $506,000 or 12%, from $4,114,000 for the first six months of 1999 to $4,620,000 for the first six months of 2000. This increase is primarily attributable to the expensing of $152,000 of CDC"s goodwill associated with the change in CDC"s management.

         For the quarter, total other expenses increased 2% or $119,000 to $7,818,000 for the quarter ended June 30, 2000 from $7,699,000 from the same quarter in 1999. The largest increase occurred in other operating expense. The largest component of this increase of $439,000 in the second quarter of 2000 compared to the same period of 1999 is mainly due to the write-off of CDC's goodwill of $152,000. Offsetting this increase was a decrease in employee benefits of $446,000 for the second quarter of 2000 from the same period in 1999 due to stronger than anticipated earnings from the pension assets of the Corporation's pension plan.


APPLICABLE INCOME TAXES
-----------------------

         Income taxes (state and federal) for the first six months of 1999 were $1,890,000 compared to $2,129,000 for the first six months of 2000. This represents an effective tax rate for each six-month period ended June 30, 2000 and 1999 of 36.7% and 33.0%, respectively. The change in the effective tax rate for the two periods is due to the addition of state corporate net income taxes applicable to the subsidiaries.


FINANCIAL CONDITION
-------------------

         Total assets have remained relatively even with December 31, 1999. Total assets at year-end were $436,820,000 and are $436,341,000 as of June 30, 2000. This is an increase of 11% from $392,559,000 as of June 30, 1999.

         Outstanding earning assets decreased 3% to $389,588,000 as of June 30, 2000 from $399,952,000 as of December 31, 1999. The Bank's loan portfolio increased 4%, to $353,360,000 at June 30, 2000 from $338,939,000 as of December
31, 1999. Outstanding loans increased by 12%, from $314,271,000 as of June 30, 1999. Outstanding consumer loans of $69,133,000 at June 30, 2000 were practically level with consumer loan outstanding balances of $70,211,000 as of December 31, 1999 and increased less than 1% from $68,973,000 as of June 30, 1999. Competition from automobile manufacturers for automobile loans was the primary reason for the overall lack of growth in consumer loan balances from June 30, 1999. Outstanding commercial loans at June 30, 2000 were $126,387,000, a 5% increase from outstanding commercial loan balances of $119,835,000 at December 31, 1999 and 24% ahead of $101,966,000 at June 30, 1999. Outstanding real estate loans were $157,840,000 at June 30, 2000, a 6% increase from $148,893,000 in outstanding real estate loans at December 31, 1999 and a 10% increase over $143,332,000 in outstanding real estate loans as of June 30, 1999.


                                    Form 10-Q

         The Bank's investment portfolio, having a market value of $29,270,000 at June 30, 2000, decreased 1% from a market value of $29,611,000 at December 31, 1999 and decreased less than 1% from $29,501,000 as of June 30, 1999.

          The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. As of June 30, 2000, the investment portfolio had an unrealized loss of $590,000, which was equal with the unrealized loss of $590,000 as of December 31, 1999. The unrealized investment depreciation, net of deferred income tax benefit, decreased the Corporation's shareholders' equity on the balance sheet by $389,000 as of June 30, 2000.

         Federal funds sold amounted to $6,451,000 as of June 30, 2000, a 63% decrease from $17,609,000 as of December 31, 1999 and a 26% decrease from $8,738,000 as of June 30, 1999. A large increase in deposits at year-end 1999 provided for a similar increase in federal funds sold. In an effort to mitigate potential concentration risk in the sale of federal funds sold, the Bank invested excess funds into its interest bearing account at the Federal Home Loan Bank of Pittsburgh (the "FHLB"). As deposits decreased during the first half of 2000, the balance of the FHLB account was also decreased. This is the reason for a $13,466,000 decrease in interest bearing deposits with banks from December 31, 1999 to June 30, 2000. The decrease in outstanding federal funds sold from December 31, 1999 was primarily due to the continued demand for loans and a decline in deposits. The ongoing loan demand has necessitated the need to borrow additional funds, thereby reducing the funds available for sale. Borrowed funds have increased $5,000,000 from December 31, 1999 and June 30, 1999. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the FHLB and the sale of investments that are classified as available for sale.

         Nonperforming assets amounted to $86,000 at June 30, 2000, an 89% decrease from $792,000 at December 31, 1999 and a 90% decrease from nonperforming assets of $835,000 at June 30, 1999. Nonperforming loans decreased 89% to $86,000 at June 30, 2000 compared to nonperforming loans of $792,000 at December 31, 1999 and decreased 84% from $523,000 as of June 30, 1999. OREO balances amounted to $312,000 as of June 30, 1999. There were no OREO balances on the Bank's books at either December 31, 1999 or June 30, 2000.

         As of June 30, 2000 and 1999, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent


                                   Form 10-Q
material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

         Total deposits decreased 1% to $367,549,000 as of June 30, 2000 from $371,068,000 as of December 31, 1999. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 8% to $365,434,000 for the six month period ended June 30, 2000 from $338,800,000 for the same period in 1999. All deposit categories had growth in average outstanding balances. Average savings balances grew 4% at $41,777,000 for the first six months of 2000, compared to $40,362,000 for the same period in 1999. Money market account balances increased 5% or $2,452,000 from $49,274,000 in average daily outstanding balances for the six months ended June 30, 1999 to $51,726,000 for the same period in 2000. Average outstanding NOW account balances grew 7% or $6,334,000, from $93,893,000 for the first six months of 1999 to $100,227,000 for the same period in 2000. Non-interest bearing demand deposit average outstanding balances grew 6% or $5,302,000 from $92,999,000 for the six months ended June 30, 1999 to $98,301,000 for the same period in 2000. Average outstanding CD balances increased 19% or $11,739,000 from $60,471,000 in average outstanding balances for the first six months of 2000 to $72,210,000 for the same period in 2000. The larger increase in average outstanding CD balances was due primarily to a CD promotion, during the third quarter of 1999, to strengthen the Bank's liquidity position.


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

         In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest


                                    Form 10-Q
income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of June 30, 2000, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Asset / Liability Policy.

CAPITAL RESOURCES
-----------------

         Total consolidated shareholders equity of the Corporation was $48,331,000, or 11.1% of total assets, as of June 30, 2000, compared to total shareholders equity of $46,719,000, or 10.7% of total assets, as of December 31, 1999. As of June 30, 1999, shareholders' equity was $44,644,000, or 11.4% of total assets. The Corporation's risk weighted Tier I capital ratio was 11.88% as of June 30, 2000 compared to 11.08% and 11.99% at December 31, 1999 and June 30, 1999, respectively. The respective Tier II ratios were 13.01%, 12.19% and 13.24%. During the first half of 2000, the Corporation declared its regular dividend of $0.34 per share, a 13% increase over $0.30 per share declared during the first half of 1999.

         In March 2000, the Corporation elected to continue a stock repurchase program, originally established in March 1997. During the three year period since the establishment of the stock repurchase program, the Corporation has repurchased 296,300 shares of its stock at a cost of $7,113,000, for an average cost of $24.01 per share.


                                    Form 10-Q

          PART II. OTHER INFORMATION
          --------------------------

              June 30, 2000



Item 1.   Legal Proceedings
-------
          None


Item 2.   Changes in Securities
-------
          None


Item 3.   Defaults Upon Senior Securities
-------
          None

Item 4.   Submission of Matters to Vote of Security Holders
-------
          None

Item 5.   Other Information
-------
          None


Item 6.   Exhibits and Reports on Form 8-K
-------
          The Corporation filed a report on form 8-K on June 23, 2000, reporting the potential decrease in earnings for the second quarter of 2000 compared to the same quarter of 1999 and the replacement of the Chief Executive Officer of CDC Capital Management Inc. an investment advisory company the Corporation acquired in early 1999.


                                    Form 10-Q

                                   SIGNATURES




      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Bryn Mawr Bank Corporation




     Date:  August 10, 2000          By: Robert L. Stevens
          -----------------------       ---------------------
                                         Robert L. Stevens
                                         Chairman, President &
                                         Chief Executive Officer




     Date:  August 10, 2000          By: Joseph W. Rebl
          ---------------------          --------------
                                         Joseph W. Rebl
                                         Treasurer and
                                         Assistant Secretary


                                    Form 10-Q
                                     Page 21