Form 10-Q
period 2000-09-30
BRYN MAWR BANK CORP
filed 2000-11-14
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended September 30, 2000              Commission File Number
                  -------------------
                                                           0-15261
                                                           -------

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


                            Yes   X        No _____
                                 ---


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                       Outstanding at November 3, 2000
--------------------------
Common Stock, par value $1                        4,259,782

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                       QUARTER ENDED September 30, 2000

                                     INDEX


PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS


     Consolidated Statements of Income for the nine
     months ended September 30, 2000 and 1999..........................  Page 1

     Consolidated Statements of Income for the three
     months ended September 30, 2000 and 1999..........................  Page 2

     Consolidated Balance Sheets as of September 30 2000,
     December 31, 1999 and September 30, 1999..........................  Page 3

     Consolidated Statements of Cash Flows for the nine
     months ended September 30, 2000 and 1999..........................  Page 4

     Consolidated Statements of Comprehensive Income for the
     three months ended September 30, 2000 and 1999 and
     nine months September June 30, 2000 and 1999 .....................  Page 5

     Notes to Consolidated Financial Statements........................  Page 6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS............... Page 11



PART II - OTHER INFORMATION............................................ Page 20

                         PART I. FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                   Unaudited

                                                                                             Nine Months Ended
                                                                                                September 30
                                                                                          2000                1999**
                                                                                      ------------        ------------
Interest income:
   Interest and fees on loans......................................................   $     21,971        $     18,935
   Interest on federal funds sold..................................................            288                 396
   Interest on interest bearing deposits with banks................................             89                  75
   Interest and dividends on investment securities:
     U.S. Treasury securities......................................................            170                 187
     U.S. Government Agency securities.............................................            890               1,071
     Obligations of states and political subdivisions..............................             94                 148
     Dividend income...............................................................             98                  64
                                                                                      ------------        ------------
Total interest income..............................................................         23,600              20,876
Interest expense on deposits.......................................................          5,111               4,147
                                                                                      ------------        ------------
Net interest income................................................................         18,489              16,729
Loan loss provision................................................................            188                 188
                                                                                      ------------        ------------
Net interest income after loan loss provision......................................         18,301              16,541
                                                                                      ------------        ------------

Other income:
   Fees for trust services.........................................................          6,710               7,465
   Service charges on deposits.....................................................            830                 873
   Other service charges, commissions and fees.....................................            793                 749
   Net gain on sale of loans.......................................................            845                 857
   Net gain on sale of other real estate owned.....................................              0                  45
   Other operating income..........................................................          3,929               3,672
                                                                                      ------------        ------------
Total other income.................................................................         13,107              13,661
                                                                                      ------------        ------------

Other expenses:
   Salaries and wages..............................................................         10,825              11,262
   Employee benefits...............................................................          1,501               1,856
   Occupancy and bank premises.....................................................          1,604               1,405
   Furniture, fixtures, and equipment..............................................          1,602               1,458
   Other operating expenses........................................................          6,635               5,535
                                                                                      ------------        ------------
Total other expenses...............................................................         22,167              21,516
                                                                                      ------------        ------------
Income before income taxes.........................................................          9,241               8,686
Applicable income taxes............................................................          3,271               2,816
                                                                                      ------------        ------------
Net income.........................................................................   $      5,970        $      5,870
                                                                                      ============        ============

Earnings per common share..........................................................   $       1.39        $       1.35
Earnings per common share - assuming dilution......................................   $       1.34        $       1.28
Cash dividends declared............................................................   $       0.51        $       0.45

Weighted-average shares outstanding................................................      4,302,590           4,355,908
Dilutive potential common shares...................................................        161,803             217,251
                                                                                      ------------        ------------
Adjusted weighted-average shares...................................................      4,464,393           4,573,159

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
** Reclassified for comparative purposes.

                                   Form 10-Q

                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                   Unaudited

                                                                                         Three Months Ended
                                                                                           September 30
                                                                                     2000                1999**
                                                                                 ------------        ------------
Interest income:
   Interest and fees on loans.................................................   $      7,605        $      6,600
   Interest on federal funds sold.............................................             52                  51
   Interest on interest bearing deposits with banks...........................             11                   1
   Interest and dividends on investment securities:
     U.S. Treasury securities.................................................             57                  30
     U.S. Government Agency securities........................................            300                 295
     Obligations of states and political subdivisions.........................             28                  46
     Dividend income..........................................................             31                  23
                                                                                 ------------        ------------
Total interest income.........................................................          8,084               7,046
Interest expense on deposits..................................................          1,835               1,467
                                                                                 ------------        ------------
Net interest income...........................................................          6,249               5,579
Loan loss provision...........................................................             63                  63
                                                                                 ------------        ------------
Net interest income after loan loss provision.................................          6,186               5,516
                                                                                 ------------        ------------

Other income:
   Fees for trust services....................................................          2,147               2,425
   Service charges on deposits................................................            277                 292
   Other service charges, commissions and fees................................            258                 263
   Net gain on sale of loans..................................................            342                 227
   Net gain on sale of other real estate owned................................              0                  39
   Other operating income.....................................................          1,263               1,091
                                                                                 ------------        ------------
Total other income............................................................          4,287               4,337
                                                                                 ------------        ------------

Other expenses:
   Salaries and wages.........................................................          3,417               3,931
   Employee benefits..........................................................            511                 564
   Occupancy and bank premises................................................            530                 495
   Furniture, fixtures, and equipment.........................................            555                 490
   Other operating expenses...................................................          2,015               1,421
                                                                                 ------------        ------------
Total other expenses..........................................................          7,028               6,901
                                                                                 ------------        ------------
Income before income taxes....................................................          3,445               2,952
Applicable income taxes.......................................................          1,142                 926
                                                                                 ------------        ------------
Net income....................................................................   $      2,303        $      2,026
                                                                                 ============        ============

Earnings per common share.....................................................   $       0.54        $       0.47
Earnings per common share - assuming dilution.................................   $       0.52        $       0.45
Cash dividends declared.......................................................   $       0.17        $       0.15

Weighted-average shares outstanding...........................................      4,285,657           4,337,901
Dilutive potential common shares..............................................        157,220             208,056
                                                                                 ------------        ------------
Adjusted weighted-average shares..............................................      4,442,877           4,545,957

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
** Reclassified for comparative purposes.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                               September 30,      December 31,     September 30,
                                                                                   2000              1999              1999
                                                                                (Unaudited)                         (Unaudited)
                                                                               -------------------------------------------------
Assets
Cash and due from banks......................................................   $    23,620        $    17,914      $    19,391
Interest bearing deposits with banks.........................................           653             13,793              132
Federal funds sold...........................................................        10,816             17,609            9,874
Investment securities available for sale, at market (amortize cost of $29,117, $30,201 and $28,991 as of September 30, 2000,
   December 31, 1999 and September 30, 1999, respectively)...................        28,766             29,611           28,610
Loans:
   Consumer..................................................................        66,559             70,211           71,323
   Commercial................................................................       128,800            119,835          114,333
   Real estate...............................................................       154,804            148,893          142,497
                                                                                -----------        -----------      -----------
     Total loans.............................................................       350,163            338,939          328,153
   Less: Allowance for possible loan losses..................................        (4,317)            (4,400)          (4,396)
                                                                                -----------        -----------      -----------
     Net loans...............................................................       345,846            334,539          323,757
                                                                                -----------        -----------      -----------
Premises and equipment, net..................................................        12,102             11,880           12,035
Accrued interest receivable..................................................         2,681              2,411            2,204
Goodwill (net)...............................................................         3,011              3,294            3,340
Other assets.................................................................         7,277              5,769            6,105
                                                                                -----------        -----------      -----------
     Total assets............................................................   $   434,772        $   436,820      $   405,448
                                                                                ===========        ===========      ===========

Liabilities
Deposits:
   Demand, noninterest-bearing...............................................   $    93,300        $    98,790      $    89,557
   Savings...................................................................       182,352            194,057          175,702
   Time......................................................................        68,711             78,221           70,861
                                                                                -----------        -----------      -----------
     Total deposits..........................................................       344,363            371,068          336,120
                                                                                -----------        -----------      -----------

Borrowed funds...............................................................        35,000             10,000           15,000
Other liabilities............................................................         6,084              9,033            8,541
                                                                                -----------        -----------      -----------
     Total liabilities.......................................................       385,447            390,101          359,661
                                                                                -----------        -----------      -----------

Shareholders' equity
Common stock, par value $1; authorized 25,000,000
   shares; issued 5,191,455, 5,179,608 and 5,166,457 shares as of
   September 30, 2000, December 31, 1999 and September 30, 1999,
   respectively and outstanding of 4,264,782, 4,323,250 and 4,334,099 shares as of September 30, 2000, December 31, 1999
   and September 30, 1999, respectively......................................         5,191              5,180            5,166
Paid-in capital in excess of par value.......................................         4,622              4,467            4,251
Other accumulated comprehensive loss
   net of deferred income taxes..............................................          (232)              (389)            (252)
Retained earnings............................................................        48,923             45,149           43,708
                                                                                -----------        -----------      -----------
                                                                                     58,504             54,407           52,873

Less: Common stock in treasury at cost -- 926,673, 856,358 and
   832,358 shares as of September 30, 2000, December 31, 1999
   and September 30, 1999, respectively......................................        (9,179)            (7,688)          (7,086)
                                                                                -----------        -----------      -----------
   Total shareholders' equity................................................        49,325             46,719           45,787
                                                                                -----------        -----------      -----------
   Total liabilities and shareholders' equity................................   $   434,772        $   436,820      $   405,448
                                                                                ===========        ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)
                                   Unaudited

                                                                                           Nine Months Ended
                                                                                              September 30
                                                                                   ---------------------------------
                                                                                       2000                 1999*
                                                                                   -----------           -----------
Operating activities:
Net income......................................................................   $     5,970           $     5,870
Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Provision for loan losses....................................................           188                   188
   Depreciation and amortization................................................         1,111                   949
   Gain on sale of other real estate owned......................................             0                   (45)
   Loans originated for resale..................................................       (50,232)              (61,425)
   Proceeds from loans sold.....................................................        52,560                61,809
   Gain on sale of loans........................................................          (845)                 (857)
   Increase (Decrease) in deferred income taxes.................................            21                  (150)
   Increase in interest receivable..............................................          (270)                 (135)
   Increase (Decrease) in interest payable......................................           322                  (136)
   Other........................................................................        (4,277)                  468
                                                                                   -----------           -----------
      Net cash  provided by operating activities................................         4,548                 6,536
                                                                                   -----------           -----------

Investing activities:
Purchases of investment securities..............................................          (445)              (41,025)
Proceeds from maturity and calls of fixed income securities.....................         1,512                62,975
Loan repayments (originations), net.............................................           934               (18,706)
Loans purchased (dealer loans)..................................................       (14,187)              (27,680)
Purchases of premises and equipment.............................................        (1,337)                 (900)
Proceeds from disposition of other real estate owned............................             0                    45
Capitalization of costs of other real estate owned..............................             0                   (41)
Cost of acquiring new subsidiaries..............................................             0                (2,195)
                                                                                   -----------           -----------
      Net cash used by investing activities.....................................       (13,523)              (27,527)
                                                                                   -----------           -----------

Financing activities:
Net decrease in demand and savings deposits.....................................       (17,195)              (13,373)
Net (decrease) increase in time deposits........................................        (9,510)                7,136
Dividends paid..................................................................        (2,196)               (1,953)
Repayment of mortgage debt......................................................           (27)                  (21)
Purchases of treasury stock.....................................................        (1,491)               (1,929)
Proceeds from borrowed funds....................................................        25,000                15,000
Proceeds from issuance of common stock..........................................           165                   196
                                                                                   -----------           -----------
      Net cash (used) provided by financing activities..........................        (5,254)                5,056
                                                                                   -----------           -----------
Decrease in cash and cash equivalents...........................................       (14,229)              (15,935)
Cash and cash equivalents at beginning of period................................        49,213                45,332
                                                                                   -----------           -----------
Cash and cash equivalents at end of period......................................   $    34,984           $    29,397
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

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In Thousands)
                                   Unaudited

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30                    September 30
                                                              2000               1999           2000             1999
                                                             -------------------------       --------------------------
Net Income...............................................     $2,303            $2,026         $5,970            $5,870
Other comprehensive income:
   Unrealized holding gains (losses) on
     available-for-sale securities.......................        238               (62)           238              (533)
   Deferred income tax (expense) benefit on
     unrealized holding gains (losses) on
     available for sale securities.......................        (81)               21            (81)              181
                                                            --------          --------       --------          --------

Comprehensive net income.................................     $2,460            $1,985         $6,127            $5,518
                                                            ========          ========       ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2000 AND 1999
                                  (Unaudited)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of September 30, 2000 and 1999, the related consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999, the related consolidated statements of income for the nine month periods and three month periods ended September 30, 2000 and 1999 and the related consolidated statements of comprehensive income for the nine month periods and three month periods ended September 30, 2000 and 1999 are all unaudited.

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


2. Earnings Per Common Share:

     Reference is made to Note #12, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 1999 Annual Report incorporated in the 1999 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three and nine-month periods ended September 30, 2000 and 1999.

3. Disclosure of Accounting Policy:

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with banks and federal funds sold.

4. Adoption of Financial Accounting Standards:

     In June 1998, Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.

                                   Form 10-Q

133") was issued and subsequently amended by Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the effective date of SFAS No. 133" ("SFAS No. 137"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Corporation does not own any derivative instruments and does not engage in hedging activities. These standards will not have a material impact on the financial condition or results of operations of the Corporation.

5. Loans:

     Interest income on loans performing satisfactorily is recognized on the accrual method of accounting. Nonperforming loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due which are deemed to be problem loans by management. All nonperforming loans, except consumer loans which are charged-off at 120 day, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed nonperforming is deducted from interest income. The charge-off policy for all loans, including nonperforming and impaired loans, considers such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower in management's assessment of the collectability of such loans.

     As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers solely the cash flows of the loan. To determine if a reserve is necessary on an impaired loan a number of factors, such as a borrower's financial strength, the value of related collateral and the ability to continue to meet the original contractual terms of a loan. Major risk classifications, used to aggregate loans, include credit or the risk of failure to repay a loan and concentration risk. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amount of payments. An insignificant delay or shortfall is a temporary delay in the payment process of a loan. However, under these circumstances, the Corporation's subsidiary, The Bryn Mawr Trust Company (the "Bank"), expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

     When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered nonperforming loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Corporation's impaired loans, which amounted to $92,000, $720,000 and $756,000 at September 30, 2000, December 31, 1999 and September 30, 1999, respectively, were placed on nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were placed on nonaccrual status, was reversed from income.

     Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of September 30, 2000, December 31, 1999 and September 30, 1999, no impaired loans were measured

                                   Form 10-Q
using the present value of expected future cash flows or the loan's market price because all impaired loans identified above were collateral dependent at these respective dates.

     If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. As of September 30, 2000, December 31, 1999 and September 30, 1999, there were $33,000, $679,000 and
$646,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan losses were $25,000, $110,000 and $78,000, respectively. Impaired loans for which no loan loss allowance was allocated amounted to $67,000, at September 30, 2000, $41,000 at December 31, 1999 and $110,000 at September 30, 1999. The year to date average impaired loans as of September 30, 2000, December 31, 1999 and September 30, 1999 amounted to $436,000, $1,088,000 and $1,204,000,respectively.

     When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either nine month period ended September 30, 2000 or 1999. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no loans considered impaired were removed from the impaired loan status, during the first nine months of 2000 and $1,283,000 of loans considered impaired were removed from the impaired loan status during the first nine months of 1999.

     Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

                                   Form 10-Q

6. Allowance for Possible Loan Losses:


     The summary of changes in the allowance is as follows:

                                                        Nine Months ended        Year ended
                                                         September, 30           December,31
                                                      2000            1999          1999
                                                     ------          ------        ------
Balance, beginning of period                         $4,400          $4,100        $4,100
Charge-offs:
     Consumer                                          (334)            (93)         (209)
     Commercial and industrial                            0               0            10
     Real estate                                          0             (54)           22*
                                                     ------          ------        ------

          Total charge-offs                            (334)           (147)         (197)
                                                     ------          ------        ------
Recoveries:
     Consumer                                            64               6            44
     Commercial and industrial                            0             228            87
     Real estate                                          0              22           116
                                                     ------          ------        ------

          Total recoveries                               64             256           247
                                                     ------          ------        ------

          Net (charge-offs)/ recoveries                (270)            109            50

Provision for loan losses                               188             188           250
                                                     ------          ------        ------

Balance, end of period                               $4,318          $4,397        $4,400

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

Segment information for the nine months ended September 30, 2000 and 1999 is as follows:

                                           ----------------------------------------------------------------------
                                                                          2000
                                                                      Mortgage          All
                                            Banking       Trust       Banking          Other          Consolidated
                                           ------------------------------------------------------------------------
Net interest income                          $18,481     $    --     $     --         $     8              $18,489
Less Loan loss provision                         188          --           --              --                  188
                                           ------------------------------------------------------------------------
Net interest income after
   loan loss provision                        18,293          --           --               8               18,301

Other income:
  Fees for investment
   management and trust
   services                                       --       6,710           --              --                6,710
  Other income                                 1,761           8        1,405           3,223                6,397
                                           ------------------------------------------------------------------------
Total other income                             1,761       6,718        1,405           3,223               13,107

Other expenses:
  Salaries and benefits                        6,895       2,973          472           1,986               12,326
  Occupancy                                    2,579         350          107             170                3,206
  Other operating expense                      4,119         676          225           1,615                6,635
                                           ------------------------------------------------------------------------
Total other expense                           13,593       3,999          804           3,771               22,167
                                           ------------------------------------------------------------------------

Segment profit (loss)                          6,461       2,719          601            (540)               9,241

Intersegment (revenues)
  expenses *                                     138         136           --            (274)                  --
                                           ------------------------------------------------------------------------

Segment profit after
   eliminations                              $ 6,599     $ 2,855     $    601           ($814)             $ 9,241
                                           ========================================================================

% of segment profit (loss)                        71%         31%           7%             -9%                 100%
                                           ------------------------------------------------------------------------

                                           ----------------------------------------------------------------------
                                                                       1999 **
                                                                   Mortgage          All
                                           Banking     Trust       Banking          Other           Consolidated
                                           ----------------------------------------------------------------------
Net interest income                        $16,727    $    --     $      --        $     2               $16,729
Less Loan loss provision                       188         --            --             --                   188
                                           ----------------------------------------------------------------------
Net interest income after
   loan loss provision                      16,539         --            --              2                16,541

Other income:
  Fees for investment
   management and trust
   services                                     --      7,465            --             --                 7,465
  Other income                               1,796         --         1,379          3,021                 6,196
                                           ----------------------------------------------------------------------
Total other income                           1,796      7,465         1,379          3,021                13,661

Other expenses:
  Salaries and benefits                      8,147      2,815           477          1,679                13,118
  Occupancy                                  2,259        362           109            133                 2,863
  Other operating expense                    3,400        705           226          1,204                 5,535
                                           ----------------------------------------------------------------------
Total other expense                         13,806      3,882           812          3,016                21,516
                                           ----------------------------------------------------------------------

Segment profit (loss)                        4,529      3,583           567              7                 8,686

Intersegment (revenues)
  expenses *                                   168        136            --           (304)                   --
                                           ----------------------------------------------------------------------

Segment profit after
   eliminations                            $ 4,697    $ 3,719     $     567          ($297)              $ 8,686
                                           ======================================================================

% of segment profit (loss)                      53%        43%            7%            -3%                  100%
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

**- Reclassified for comparative purposes.

                                   Form 10-Q

Item 2.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the three months and nine months ended September 30, 2000 and 1999, as well as the financial condition of the Corporation as of September 30, 2000, December 31, 1999 and September 30, 1999. The Bryn Mawr Trust Company (the "Bank"),Tax Counsellors of Bryn Mawr, Inc. ("TCBM"), Bryn Mawr Brokerage Company, Inc. ("BM Brokerage"), CDC Capital Management, Inc. ("CDC") and Joseph W. Roskos & Co., Inc. ("JWR&Co") are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") is a wholly-owned subsidiary of the Bank.

RESULTS OF OPERATIONS
---------------------

     The Corporation reported net income of $5,970,000 for the nine months ended September 30, 2000, a 2% increase from $5,870,000 reported for the same period in 1999. Non-recurring income, resulting from prior periods interest income on impaired loans, was included in the net income for the first nine months of 1999. Conversely, during the first nine months of 2000, a management change in CDC Capital Management, an investment advisory company the Corporation acquired in 1999, created additional non-recurring expense related to contractual severance and the elimination of the remaining goodwill of the subsidiary. Exclusive of the non-recurring items referred to above net income increased 5% for the first nine months of 2000, compared to the same period in 1999. This increase is partially attributable to a 13% increase in net interest income after adjusting for non-recurring interest income from the first nine months of 1999 compared to the same period in 2000. Partially offsetting this increase is a decline in other income of 4% from $13,661,000 for the first nine months of 1999 to $13,107,000 for the same period of 2000. Earnings per common share amounted to $1.39, a 3% increase from $1.35 reported for the first nine months of 1999. Earnings per common share, assuming dilution were $1.34 and $1.28, for the first nine months of 2000 and 1999, respectively.

     For the third quarter of 2000, the Corporation reported net income of $2,303,000, a 14% increase from the $2,026,000, reported for the third quarter of 1999. For the three months ended September 30, 2000 and 1999, earnings per common share amounted to $.54 and $.47, respectively. The 15% increase in earnings for the third quarter of 2000 was due to the growth in net interest income of 12% and slight increase in expenses of 2%, being partially offset by a 1% decrease in other income concentrated in the fees for trust services.

     Average outstanding loan balances for the first nine months of 2000 grew 14% from average outstanding loan balances for the first nine months

                                   Form 10-Q
of 1999. Partially funding this growth in average outstanding loans was an increase in average funds borrowed from $4,133,000 to $8,497,000. Additional funding was provided by a 4% increase in average outstanding deposit balances. Average outstanding balances of non interest bearing demand deposit accounts and NOW accounts were up 3% and 10%, respectively, while the average outstanding balances of certificates of deposit ("CDs") increased by 3%, primarily as a result of a promotion of the Bank's CD product in the third quarter of 1999 that generated CD's with terms of greater than a year. Average balances of money market accounts and savings deposits decreased by 2% respectively.

     The prime rate increased by 175 basis points from 7.75% at September 30, 1999 to 9.50% at September 30, 2000. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, an increasing prime rate usually will cause a related increase in the respective yields on earning assets. The overall annualized yield on earning assets increased by 30 basis points, from 7.8% at September 30, 1999 to 8.1% for the same period in 2000.

     Compared to the first nine months of 1999, the average cost of funds for the respective periods increased 20 basis points, from 1.6% in 1999 to 1.8% in 2000. The result was an increase in the Bank's annualized net interest margin, to 6.29% for the first nine months of 2000 compared to 6.19% for the same period in 1999. The 1999 net interest margin excludes non-recurring interest income earned in 1999 on an impaired loan that was removed from impaired status (non-recurring interest income). While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the nine months ended September 30, 2000, net interest income rose 10.5% to $18,489,000 from $16,729,000 in 1999. When adjusted for the non-
recurring interest income, the net interest income rose 13% for the nine months ended September 30, 2000. Total interest income grew 13% for the first nine months of 2000, to $23,600,000 from $20,875,000 for the first nine months of 1999. Interest expense increased 23% for the nine months ended September 30, 2000, to $5,111,000 compared to $4,147,000 for the first nine months of 1999. The yield on earning assets for the first nine months of 2000 was 8.1% compared to 7.8%, which includes the non-recurring interest income. The adjusted yield on earning assets excluding non-recurring interest income for the first nine months of 1999 was 7.65%. The effective rate paid on interest bearing deposits for the first nine months of 2000 and 1999 was 2.5% and 2.2%, respectively.

     Interest and fees on loans increased 16% from $18,935,000 for the first nine months of 1999 to $21,971,000 for the first nine months of 2000.

                                   Form 10-Q

A 14% increase in average outstanding loan balances for the first nine months of 2000, to $344,817,000, compared to $303,117,000 for the same period in 1999, along with a 30 basis point increase in the annualized average yield on loans was the primary reasons for this increase in loan related interest and fee income.

     Interest and dividend income on investments decreased $218,000 or 15%, from $1,470,000 for the first nine months of 1999 to $1,252,000 for the first nine months of 2000. Interest from U.S. Treasury obligations decreased 9% from $187,000 for the first nine months of 1999 to $170,000 for the first nine months of 2000. The primary reason for this decrease was a $506,000 or 11% decrease in the average balance of U.S. Treasury securities, from $4,462,000 during the first nine months of 1999 to $3,956,000 for the comparable period in 2000. The decrease in U.S. Treasury obligations was a result of maturities. Interest income on U.S. Government Agency securities decreased 17% from $1,071,000 for the nine months ended September 30, 1999 to $890,000 at September 30, 2000. A 21% decrease in the average balance of U.S. Government Agency securities, from $25,910,000 for the nine months ended September 30, 1999 to $20,413,000 for the same period in 2000, is primarily responsible for the related 17% decrease in interest income. Interest income on obligations of states and political subdivisions decreased 36% from $148,000 for the nine months ended September 30, 1999 to $94,000 for the same period in 2000. Average outstanding balances of obligations of state and political subdivisions decreased by 39%, from $4,453,000 in 1999 to $2,722,000 in 2000. The overall yield on investment securities increased from 5.4% for the first nine months of 1999 to 5.7% for the first nine months of 2000, a result of higher rates of interest being paid on investments purchased during the twelve month period.

     Interest expense on deposits increased 23% or $964,000, to $5,111,000 for the nine months ended September 30, 2000 compared to $4,147,000 for the same period in 1999. The average cost of interest bearing deposits increased 30 basis points, from 2.2% at September 30, 1999 to 2.5% for the nine months ended September 30, 2000. The average interest bearing deposit balances increased 10% to $273,766,000 at September 30, 2000 compared to $249,519,000 for the same period in 1999. Average balance of savings accounts increased 2% for the first nine months of 2000, compared to the same period in 1999, while average balance of money market accounts and CDs increased by 2% and 17%, respectively. The Bank's average transaction based NOW account and noninterest bearing demand deposit account balances increased 8% and 6%, respectively. The annualized cost of CDs increased 40 basis points, from 4.6% for the first nine months of 1999 to 5.0% for the same period in 2000. The average cost of money market accounts increased 10 basis points, while Savings accounts and NOW accounts remained unchanged for the first nine months of 2000, compared to the same period in 1999. The average cost of deposits, including noninterest bearing demand deposits increased from 1.62% for the first nine months of 1999, to 1.84% for the first nine months of 2000.

     For the third quarter of 2000 compared to the third quarter of 1999,

                                   Form 10-Q
exclusive of non-recurring income on impaired loans, net interest income increased 12%. This is due to average loan balances increasing 7% from September 30, 1999 to September 30, 2000 and the increase in the prime rate from 7.75% as of September 30, 1999 to 9.50% September 30, 2000. Partially offsetting the increase in interest income is an increase in interest expense from $1,467,000 in the third quarter of 1999 to $1,835,000 in the third quarter of 2000. This increase in interest expense is due to the increase in the rates paid on money market accounts and CD's, as well as, an increase in the amount of funds borrowed.

     The Bank's asset / liability structure is asset rate sensitive, which should cause an increase in the net interest margin, if interest rates increase. Therefore, the 175 basis point increase in the prime rate over the past twelve months is partially responsible for a 10 basis point increase in the annualized net interest margin for the first nine months of 2000, when compared to the same period in 1999. For the first nine months of 2000, the net interest margin increased to 6.29% from 6.19%, exclusive of the non-recurring interest income. The net interest margin is computed exclusive of related loan fee income.


LOAN LOSS PROVISION
-------------------

     The Bank provided a loan loss provision of $188,000 for the nine months ended September 30, 2000, equal with the same period in 1999. The loan loss reserve amounted to 1.23% of outstanding loans at September 30, 2000. Delinquencies, as a percentage of outstanding loans, were 27 basis points as of September 30, 2000. Nonperforming loans decreased to $84,000 as of September 30, 2000, compared to $792,000 as of December 31, 1999 and decreased from $790,000 in nonperforming loans as of September 30, 1999. Based on the results of both an internal and external loan review process and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of September 30, 2000.

OTHER INCOME
------------

     Total other income of $13,107,000 for the nine months ended September 30, 2000 decreased 4% from $13,661,000 reported for the same period in 1999.

     Fees for trust services declined $755,000 or 10% from $7,465,000 for the first nine months of 1999 to $6,710,000 for the same period in 2000. This decrease in trust fees is attributable to a decline in estate fees, customer attrition and a decline in the market value of trust assets under management. The customer attrition was due to personnel changes ,which have been corrected. Trust accounts under management declined in value by 10%, to $1,889,000,000 at September 30, 2000 from $2,101,000 as of September 30, 1999 and the value of these accounts is a driver for the determination of fees.

                                   Form 10-Q

     The increase in interest rates over the twelve months ended September 30, 2000 caused a decline in the Bank's mortgage banking activity. For the nine month period ended September 30, 2000, the Bank originated and sold $57,993,000 of residential mortgage loans to the secondary mortgage market, a 11% decrease from $65,397,000 of residential mortgage loans originated and sold during the first nine months of 1999. The net gain on the sale of loans declined $12,000 or 1% from $857,000 for the nine month period ending September 30,1999 to $845,000 for the nine month period ending September 30,2000.

     Income from other service charges, commissions and fees amounted to $793,000 for the first nine months of 2000, a 6% increase from $749,000 reported for the first nine of 1999. This is primarily due to an increase in the revenues associated with cash management products.

     Other operating income increased by $257,000 or 6% to $3,929,000 for the first nine months of 2000, compared to $3,672,000 for the same period in 1999. This growth is primarily concentrated in the Corporation's subsidaries.

     Total other income for the third quarter decreased $50,000 or 1% from $4,337,000 for the third quarter of 1999 to $4,287,000 for the third quarter of 2000. Trust fees decreased $278,000 or 11% from $2,425,000 for the third quarter of 1999 to $2,147,000 for the same period in 2000. Partially offsetting the decline in trust fees is an increase in net gains on the sale of loans. This increased $115,000 or 51% from $227,000 in the third quarter of 1999 to $342,000 for the same period in 2000. Other income also increased $172,000 from $1,091,000 for the third quarter of 1999 to $1,293,000 for the same period in 2000.

OTHER EXPENSES
--------------

     Total other expense increased 3% for the first nine months of 2000 to $22,167,000 from $21,516,000 for the first nine months of 1999.

     Salaries and wages decreased 4% or $437,000 from $11,262,000 for the nine months ended September 30, 1999 to $10,825,000 for the same period in 2000. Regular salary expense, including regular, part time and overtime salaries, increased $1,067,000 or 11% during the first nine months of 2000, from $9,291,000 to $10,358,000 for the same period in 1999. This increase reflects planned salary increases and staffing additions in 2000, as well as the severance expense associated with the management changes at CDC. Incentive salaries, tied to overall corporate profitability goals, decreased $1,504,000 or 76%, from $1,971,000 for the nine months ended September 30, 1999 to $467,000 for the same period in 2000.

     Employee benefits expenses decreased $355,000 or 19% from $1,856,000 for the first nine months of 1999 to $1,501,000 for the same period in 2000. The stronger than anticipated earnings on the Bank's pension plan assets resulted in a $632,000 credit to the Bank's pension plan expense. This credit is being partially offset by a higher than anticipated cost of

                                   Form 10-Q
medical benefits.

     Occupancy expense increased $199,000 or 14%, from $1,405,000 for the first nine months of 1999 to $1,604,000 for the first nine months of 2000. This increase is directly related to the additional expense of occupying buildings Two & Six Bryn Mawr Avenue.

     Furniture, fixtures and equipment expense increased $144,000 or 10% from $1,458,000 for the first nine months of 1999 to $1,602,000 for the same period in 2000. This increase is due to the addition of leases for operating equipment to enhance workflow.

     Other operating expenses increased $1,100,000 or 20%, from $5,535,000 for the first nine months of 1999 to $6,635,000 for the first nine months of 2000. This increase is attributable to the expensing of the remaining $152,000 of CDC's goodwill, increased legal fees, additional directors fees associated with an executive search and executive search fees.

     For the third quarter 2000, total other expenses increased 2% from $6,901,000 for the third quarter of 1999 to $7,028,000 for the same period in 2000. Exclusive of a $278,000 recovery in legal fees in the third quarter of 1999 expenses decreased 2%. Salaries and wages decreased $514,000 or 13% from $3,931,000 for the third quarter of 1999 to $3,417,000 for the same period in 2000. The largest component of this decrease is reduction in the Bank's bonus accrual of $488,000. Exclusive of the recovery of legal fees the decrease in salaries and wages was partially offset by an increase of $188,000 in other operating expense. This increase was a result of additional accruals for legal expense and directors fees.

APPLICABLE INCOME TAXES
-----------------------

     Income taxes (state and federal) for the first nine months of 1999 were $2,816,000 compared to $3,217,000 for the first nine months of 2000. This represents an effective tax rate for each nine-month period ended September 30, 2000 and 1999 of 35.4% and 32.4%, respectively. The change in the effective tax rate for the two periods is due to the addition of state corporate net income taxes applicable to the subsidiaries.


FINANCIAL CONDITION
-------------------

     Total assets declined less than 1% since December 31, 1999. Total assets at year-end 1999 were $436,820,000 and were $434,772,000 as of September 30, 2000.
Total assets increased 7% from $405,448,000 as of September 30, 1999 to $434,772,000 as of the same period of 2000.

     Outstanding earning assets decreased 2% to $390,398,000 as of September 30, 2000 from $399,952,000 as of December 31, 1999. The Bank's loan portfolio increased 3%, to $350,163,000 at September 30, 2000 from $338,939,000 as of
December 31, 1999 and increased by 7%, from $328,153,000

                                   Form 10-Q
as of September 30, 1999. Outstanding consumer loans of $66,559,000 at September 30, 2000 were 5% below the outstanding consumer loan balances of $70,211,000 as of December 31, 1999 and 7% below the outstanding consumer loan balances of $71,323,000 as of September 30, 1999. Competition from automobile manufacturers for automobile loans was the primary reason for the overall lack of growth in consumer loan balances from September 30, 1999. Outstanding commercial loans at September 30, 2000 were $128,800,000, a 7% increase from outstanding commercial loan balances of $119,835,000 at December 31, 1999 and 13% ahead of $114,333,000 at September 30, 1999. Outstanding real estate loans were $154,804,000 at September 30, 2000, a 4% increase from $148,893,000 in outstanding real estate loans at December 31, 1999 and a 9% increase over $142,497,000 in outstanding real estate loans as of September 30, 1999. This increase is concentrated in home equity lines of credit.

     The Bank's investment portfolio, having a market value of $28,766,000 at September 30, 2000, decreased 3% from a market value of $29,611,000 at December 31, 1999 and increased less than 1% from $28,610,000 as of September 30, 1999.

     The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. As of September 30, 2000, the investment portfolio had an unrealized loss of $351,000, compared to an unrealized loss of $590,000 as of December 31, 1999. The unrealized investment depreciation, net of deferred income tax benefit, decreased the Corporation's shareholders' equity on the balance sheet by $232,000 as of September 30, 2000.

     Federal funds sold amounted to $10,816,000 as of September 30, 2000, a 39% decrease from $17,609,000 as of December 31, 1999 and a 10% increase from $9,874,000 as of September 30, 1999. A large increase in deposits at year-end 1999 provided for a similar increase in federal funds sold. In an effort to mitigate potential concentration risk in the sale of federal funds sold, the Bank invested excess funds into its interest bearing account at the Federal Home Loan Bank of Pittsburgh (the "FHLB"). As deposits decreased during the first nine months of 2000, the balance of the FHLB account was also decreased. This is the reason for a $13,140,000 decrease in interest bearing deposits with banks from December 31, 1999 to September 30, 2000. The decrease in outstanding federal funds sold from December 31, 1999 was primarily due to the continued demand for loans and a decline in deposits. The ongoing loan demand has necessitated the need to borrow additional funds, thereby reducing the funds available for sale. Borrowed funds have increased $25,000,000 from December 31, 1999 and $20,000,000 from September 30, 1999. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the FHLB and the sale of investments that are classified as available for

                                   Form 10-Q
sale.

     Nonperforming assets, which consist entirely of nonperforming loans, amounted to $84,000 at September 30, 2000, an 89% decrease from $792,000 at December 31, 1999 and an 89% decrease from nonperforming assets of $791,000 at September 30, 1999. There were no OREO balances on the Bank's books at September 30, 2000, December 31, 1999, or September 30, 2000.

     As of September 30, 2000 and 1999, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

     Total deposits decreased 7% to $344,363,000 as of September 30, 2000 from $371,068,000 as of December 31, 1999. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 7% to $363,134,000 for the nine month period ended September 30, 2000 from $338,146,000 for the same period in 1999. All deposit categories had growth in average outstanding balances. Average savings balances grew 2% at $41,399,000 for the first nine months of 2000, compared to $40,684,000 for the same period in 1999. The average Money market account balances increased 3% or $1,449,000 from $49,537,000 in average daily outstanding balances for the nine months ended September 30, 1999 to $50,986,000 for the same period in 2000. Average outstanding NOW account balances grew 8% or $7,168,000, from $93,920,000 for the first nine months of 1999 to $101,088,000 for the same period in 2000. Noninterest bearing demand deposit average outstanding balances grew 6% or $5,104,000 from $92,761,000 for the nine months ended September 30, 1999 to $97,865,000 for the same period in 2000. Average outstanding CD balances increased 17% or $10,552,000 from $61,244,000 in average outstanding balances for the first nine months of 2000 to $71,796,000 for the same period in 2000. The larger increase in average outstanding CD balances was due primarily to a CD promotion, during the third quarter of 1999, to strengthen the Bank's liquidity position.


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

                                   Form 10-Q

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of September 30, 2000, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Asset / Liability Policy.

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $49,325,000, or 11.3% of total assets, as of September 30, 2000, compared to total shareholders equity of $46,719,000, or 10.7% of total assets, as of December 31, 1999. As of September 30, 1999, shareholders' equity was $45,787,000, or 11.3% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.20% as of September 30, 2000 compared to 11.80% and 11.91% at December 31, 1999 and September 30, 1999, respectively. The respective Tier II ratios were 13.33%, 12.97% and 13.13%. During the first nine months of 2000, the Corporation declared its regular dividend of $0.51 per share, a 13% increase over $0.45 per share declared during the first nine months of 1999.

     In March 2000, the Corporation elected to continue a stock repurchase program, approved in March 1999 which authorizes management to repurchase up to 5% of the outstanding stock at that time. This program was originally established in March 1997. During the three and a half-year period since the original establishment of the stock repurchase program, the Corporation has repurchased 332,800 shares of its stock at a cost of $7,849,000, for an average cost of $23.59 per share.

                                   Form 10-Q

                          PART II. OTHER INFORMATION
                          --------------------------

                              September 30, 2000



Item 1.   Legal Proceedings
------

          None


Item 2.   Changes in Securities
------

          None


Item 3.   Defaults Upon Senior Securities
------

          None

Item 4.   Submission of Matters to Vote of Security Holders
------

          None

Item 5.   Other Information
------

          None


Item 6.   Exhibits and Reports on Form 8-K
------

          The Corporation filed a report on form 8-K on June 23, 2000, reporting the potential decrease in earnings for the second quarter of 2000 compared to the same quarter of 1999 and the replacement of the Chief Executive Officer of CDC Capital Management Inc. an investment advisory company the Corporation acquired in early 1999.

                                   Form 10-Q
                                    Page 19

                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Bryn Mawr Bank Corporation



  Date: November 10, 2000               By: Robert L. Stevens
       -------------------------            -----------------
                                          Robert L. Stevens
                                          Chairman,President & Chief
                                          Executive Officer



  Date: November 10, 2000               By: Joseph W. Rebl
       -----------------------             ------------------
                                          Joseph W. Rebl
                                          Treasurer and Assistant
                                          Secretary

                                   Form 10-Q
                                    Page 21