Form 10-K
period 2000-12-31
BRYN MAWR BANK CORP
filed 2001-03-29
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 2000 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No fee Required] for the transition period from_______________ to________________

Commission file number  0-15261.
                        -------

                          BRYN MAWR BANK CORPORATION
       -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Pennsylvania                                 23-2434506
-------------------------------          ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania                19010
--------------------------------------------               ----------
   (Address of principal executive offices)                (Zip Code)


    (Registrant's telephone number, including area code)    (610) 525-1700
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

                         Common Stock ($1 par value)
          ---------------------------------------------------
                             (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes            X                    No   __________
                    -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $108,640,576 on February 28, 2001.

As of February 28, 2001, 4,281,402 shares of common stock were outstanding.

Documents Incorporated by Reference:  Parts I, II and IV - Portions of
-----------------------------------
Registrant's Annual Report to Shareholders for the year ended December 31, 2000, as indicated, Parts I and III - Definitive Proxy Statement of Registrant filed with the Commission pursuant to Regulation 14A.


*Registrant does not admit by virtue of the foregoing that its officers and directors are "affiliates" as defined in Rule 405 and does not admit that it controls the shares of Registrant's voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on pages 47 through 51. There are 158 pages in this report.

                                   Form 10-K

                          Bryn Mawr Bank Corporation

                                    Index

   Item No.                                                       Page
   --------
                                    Part I

    1.   Business..............................................   1
    2.   Properties............................................  35
    3.   Legal Proceedings.....................................  39
    4.   Submission of Matters to a Vote of Security Holders...  39

                                    Part II

    5.   Market for Registrant's Common Equity and Related
         Stockholder Matters...................................  40
    6.   Selected Financial Data...............................  40
    7.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................  40
    8.   Financial Statements and Supplementary Data...........  41
    9.   Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure...................  41

                                   Part III

   10.   Directors and Executive Officers of Registrant........  42
   11.   Executive Compensation................................  46
   12.   Security Ownership of Certain Beneficial Owners and
         Management............................................  46
   13.   Certain Relationships and Related Transactions........  46

                                    Part IV

   14.   Exhibits, Financial Statement Schedules and Reports
         on Form 8-K...........................................  47

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 1, 2001.

                                    PART I
                                    ------

                               ITEM 1.  BUSINESS
                               -----------------

                                    GENERAL
                                    -------

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

          Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Bryn Mawr Bank Corporation (the "Corporation") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward- looking statements. The Corporation's actual results may differ materially from the results anticipated by the forward looking statement due to a variety of factors, including without limitations: (a) the effect of future economic conditions on the Corporation and its customers; (b) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk; (d) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation's trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated. All written or oral forward- looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements.

BRYN MAWR BANK CORPORATION
--------------------------

   The Corporation, hereinafter sometimes referred to as the Registrant, was incorporated under the laws of the Commonwealth of Pennsylvania on August 8, 1986. The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"). On January 2, 1987, under a Plan of Reorganization, the Corporation acquired all of the issued and outstanding shares of The Bryn Mawr Trust Company (the "Bank"), through an exchange of three shares of the Corporation stock for each share of Bank stock issued.

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


TAX COUNSELLORS OF BRYN MAWR, INC.
----------------------------------

     Tax Counsellors of Bryn Mawr, Inc. ("TCBM") was incorporated under the laws of Pennsylvania on July 1, 1997. Effective December 31, 2000 the net assets of TCBM were sold to the management of TCBM ("Tax professionals") in exchange for a note in favor of TCBM. As of December 31, 2000, TCBM is an inactive wholly owned subsidiary of the Corporation.


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

THE BRYN MAWR TRUST COMPANY (JERSEY), LTD.
------------------------------------------

     The Bryn Mawr Trust Company (Jersey), Ltd. ("BMTC (Jersey)") was incorporated on September 3, 1998 as a wholly owned subsidiary of the Corporation. BMTC (Jersey) was incorporated under the laws of the Island of Jersey, Channel Islands and maintained an office on the Island of Jersey. BMTC (Jersey) afforded the Bank's clients the opportunity to make offshore investments, but due to a lack of business activity, BMTC (Jersey) has ceased operation and its charter was cancelled in June 2000.

BRYN MAWR BROKERAGE CO., INC.
-----------------------------

     Bryn Mawr Brokerage Co., Inc. ("BM Brokerage") was incorporated on October 26, 1998 as a wholly owned subsidiary of the Corporation. BM Brokerage began operating in January 1999. BM Brokerage offers an array of brokerage related services to the Corporation's customers, including trading of shares, annuities and mutual funds.


JOSEPH W. ROSKOS & CO. ,INC.
----------------------------

     Joseph W. Roskos & Co., Inc. ("JWR&Co") was acquired as of January 1, 1999 as a wholly owned subsidiary of the Corporation. JWR&Co offers high quality personalized family business office services to high net worth individuals, including accounting, tax preparation services, consulting and fiduciary support services.


Bryn Mawr Finance
-----------------

     Bryn Mawr Finance is a wholly owned subsidiary of JWR&Co. Bryn Mawr Finance provides the Corporation and its subsidiaries alternative financing opportunities.


CDC CAPITAL MANAGEMENT INC.
---------------------------

     CDC Capital Management Inc. ("CDC") was acquired in January 1999 as a wholly owned subsidiary of the Corporation. CDC began operating in January 1999. CDC provides investment consulting services to retirement plans, foundations, and high net worth individuals.

SUMMARY
-------

The Corporation will, through its subsidiaries, especially the Bank, seek to market its services by providing superior banking services. This includes deposits, lending and trust services, as well as other financial services. These other services include insurance sales and services through Insurance Counsellors, brokerage related services through BM Brokerage, family business office services through JWR&Co and investment advisory services through CDC. The primary market for these services is in Montgomery, Delaware and Chester counties of Pennsylvania. These products and services assist in successfully addressing the other challenges in the ever changing competitive financial services market.

                                  OPERATIONS
                                  ----------

BRYN MAWR BANK CORPORATION
--------------------------

   The Corporation had no active staff as of December 31, 2000 and conducted no activities other than those activities through its subsidiaries, the Bank, Insurance Counsellors, BM Brokerage, TCBM, Joseph W. Roskos & Co. and CDC.

   A complete list of directors and officers of the Corporation, as of March 1, 2001 is incorporated by reference to page 11 and 12 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.


THE BRYN MAWR TRUST COMPANY
---------------------------

   The Bank is engaged in general, commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of investment management and trust services including estate administration, investment advisory services, pension and profit sharing administration and personal financial planning, including tax preparation. As of December 31, 2000, the market value of assets administered by the Bank's Investment Management and Trust Division was $1,760,000,000. In January 1996, the Bank formed Investment Counsellors of Bryn Mawr ("ICBM"), as a division of the Bank's Investment Management and Trust Division. ICBM is dedicated to managing investment portfolios for high net worth individuals and employee benefit plans.

   During 2000 residential mortgage interest rates increased, making residential mortgage refinancing less attractive to borrowers, compared to similar activity in 1998 and 1999. As of March 1, 2001, the Bank had no commissioned mortgage originators.

   The Bank originated and sold $71,731,000 in residential mortgages to the secondary market in 2000 compared to $73,921,000 originated and sold in 1999. Net gains and loan fee income on such transactions amounted to $1,232,000 in 2000 compared to $984,000 in 1999. During 1998 the Bank originated and sold $134,676,000 in residential mortgage loans, generating $1,647,000 in related net gains and loan fee income.

   The Bank renegotiated its licensing and servicing agreement with FISERV in 1994 for the in-house data processing systems, which commenced operation during February 1996. That agreement is incorporated by reference into the Corporation's 10-K, filed with the Commission on March 31, 1995.

   At December 31, 2000, the Bank had 223 full time and 30 part time employees, including 104 officers, equaling 238 full time equivalent staff.


TAX COUNSELLORS OF BRYN MAWR, INC.
----------------------------------

   TCBM is an independent tax preparation and consulting company. Effective December 31, 2000, the operations of TCBM were transferred to the Tax professionals, concurrent with the sale of the net assets of the company. TCBM is presently an inactive subsidiary of the Corporation, having no employees.


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

   Insurance Counsellors employs 2 licensed insurance agents and a support staff of 2 full time people, who have significant expertise in the design, sale and service of insurance products. Insurance Counsellors offers products from six major insurance companies for property and casualty, in excess of twenty life and health companies and has agreements with life agents and employee benefit companies for specialized insurance needs. Insurance Counsellors generated $272,000 of revenue during 2000.


BRYN MAWR BROKERAGE CO., INC.
-----------------------------

   BM Brokerage offers securities products, including mutual funds, annuities, individual stocks and bonds and retirement plans through the Bank's branch system. BM Brokerage has entered into an agreement with UVEST Financial Services, Inc., a broker-dealer headquartered in Charlotte, North Carolina to provide the necessary back office support. As of December 31, 2000, BM Brokerage had 2 full time employees. BM Brokerage generated $85,000 of revenue during 2000.


CDC CAPITAL MANAGEMENT INC.
---------------------------

   CDC is an investment advisor registered with the United States Securities and Exchange Commission (the "Commission"). CDC provides investment consulting services to retirement plans, foundations, and high net worth individuals. As of December 31, 2000, CDC had 4 full time employees. During 2000 CDC generated $872,000 of revenues.


JOSEPH W. ROSKOS & CO. INC.
---------------------------

   JWR&Co provides family business office services to high net worth individuals. Thus, JWR&Co offers to the clients of all the Bryn Mawr companies access to high quality personalized financial services such as accounting, tax preparation services, consulting and fiduciary support services to our customers. As of December 31, 2000 JWR&Co had 24 full-time employees, 2 part-time employees and generated $2,453,000 of revenue during 2000.

                      SOURCES OF THE CORPORATION'S REVENUE
                      ------------------------------------

   The following table shows the percentage of consolidated revenues by major source generated by the Corporation's subsidiaries from the activities indicated below.
                                               Year Ended December 31,
                                       ---------------------------------------
                                       2000    1999     1998     1997     1996
                                       ----    ----     ----     ----     ----

 Commercial Loans                       23%      19%      18%      17%      18%

 Mortgage and Construction Loans        17       16       16       15       16

 Consumer Loans                         16       18       21       25       25

 Home Equity/Line of Credit              4        2        2        2        2

 Securities                              3        4        5        6        7

 Federal Funds Sold                      1        1        2        3        1
                                       ---      ---      ---      ---      ---
 Total Interest Income                  64       60       64       68       70

 Trust Services                         18       21       23       21       17

 Other Income *                         18       19       13       11       13
                                       ---      ---      ---      ---      ---
 Total Revenues *                      100%     100%     100%     100%     100%
                                       ===      ===      ===      ===      ===


* Revenues were generated by the Bank, JWR&Co, CDC, TCBM, Insurance Counsellors, and BM Brokerage in 2000 and 1999 by the Bank, TCBM, and Insurance Counsellors in 1998 and by the Bank and TCMB in 1997. Of the Corporation's total revenues generated in 2000, JWR&Co, CDC, TCBM, Insurance Counsellors and BM Brokerage, respectively produced 5%, 1.8%, 1.8%, .5%, and .2% thereof. The 1999 total revenues generated by JWR&Co, CDC, TCBM, Insurance Counsellors and BM Brokerage were 4%, 2%, 1.5%, 1%, and .4%. Respective revenues generated by TCBM and Insurance Counsellors aggregated 1.7% and .5% of the Corporation's total revenues in 1998. TCBM aggregated .4% in 1997. The Bank generated all revenues during 1996.

                            STATISTICAL INFORMATION
                            -----------------------

   The statistical information required in this Item I is incorporated by reference to the information appearing in Corporation's Annual Report to Shareholders for the year ended December 31, 2000, as follows:

Disclosure Required by Industry                Reference to the Corporation's
-------------------------------                ------------------------------
Guide 3                                        2000 Annual Report
--------                                       ------------------
                                               (Financial Section)
                                               -------------------

  I.  Distribution of Assets, Liabilities
      and Stockholders Equity; Interest
      Rates and Interest Differential

   A. Average balance sheets, interest-
      income and expense; average rates
      earned/paid........................      Analyses of Interest Rates and
                                               Interest Differential (page 19)

   B. Rate/Volume Differentials..........      Rate/Volume Analyses (page 20)

   C. Non-Accrual Policy.................      Loan Portfolio and Non-
                                               performing Asset Analysis
                                               (page 24)

   D. Interest Rate Sensitivity
      Analysis...........................      Interest Rate Sensitivity
                                               Analysis (page 27)

 II.  Investment Portfolio

   A. Book Values........................      Notes to Consolidated Finan-
                                               cial statements, Note 3
                                               (page 36)

   B. Maturities.........................      Notes to Consolidated Finan-
                                               cial Statements, Note 3
                                               (page 36)

III.  Loan Portfolio

   A. Types of Loans.....................      Loan Portfolio (page 23)

   B. Maturities and Sensitivity to
      in Interest Rates..................      Loan Portfolio-Maturity
                                               Distribution (page 23)
                                               Interest Rate Sensitivity
                                               Analysis (page 27)

   C. Non-Performing Assets..............      Nonperforming Assets (page 26)

Disclosure Required by Industry               Reference to the Corporation's
-------------------------------               ------------------------------
Guide 3                                       2000 Annual Report
--------                                      ------------------
                                              (Financial Section)
                                              -------------------


 IV.  Summary of Loan Loss Experience

   A. Analysis of Loss Experience.......      Allowance for Possible Loan
                                              Losses (page 20)

   B. Allocation of Allowance for
      Loan Losses.......................      Allocation of the Allowance
                                              for Possible Loan Losses
                                              (page 21)
   V. Deposits

   A. Average Deposits..................      Average Daily Balances of
                                              Deposits (Page 25)


   B. Maturity tables and outstanding
      balances, deposits $100,000 or
      more..............................      Maturity of Certificates of
                                              Deposit of $100,000 or
                                              Greater (page 25)

 VI.  Return on Equity and Assets.......      Selected Financial Data
                                              (page 13)

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

     TCBM's market area is primarily located in southeastern Pennsylvania, New Jersey and Delaware, although the nature of tax consulting services permits

TCBM to provide its services anywhere in the United States. TCBM's primary competition is from accounting and tax preparation firms. TCBM is housed in the main office building of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, Pennsylvania. The net assets of TCBM were sold to the Tax Professionals effective December 31, 2000 for a note in favor of TCBM.

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

     CDC's market area is primarily located in the Pennsylvania, New Jersey and Delaware. CDC is located at 6 Bryn Mawr Avenue. CDC's main competition is brokerage firms and other investment advisors.

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

   The FDICIA substantially alters the deposit insurance assessment process. The requirement that the FDIC provide at least sixty (60) days notice before requiring changes to the semiannual insurance assessment has been removed and the FDIC has the ability to change deposit insurance assessment rates much more rapidly than in the past. FDICIA grants the FDIC the authority to impose special "emergency" assessments on member banks at any time if necessary to pay interest or principal on borrowings or for other appropriate purposes. FDICIA also requires the FDIC to establish a risk-based assessment system for the deposit insurance funds no later than January 1, 1994. In addition, FDICIA establishes capital categories, such as, "well-capitalized", adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the guidelines currently issued by the regulators, the Bank is currently considered "well-capitalized".

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


                            Regulation of the Bank
                            ----------------------

   The Corporation's Pennsylvania state chartered Bank, The Bryn Mawr Trust Company, is regulated and supervised by the Pennsylvania Department of Banking (the "Department of Banking") and subject to regulation by Federal Reserve Board and the FDIC. These agencies regularly examine the Bank's reserves, loans, investments, management practices and other aspects of its operations and the Bank must furnish periodic reports to these agencies. The Bank is a member of the Federal Reserve System.


Federal Reserve Board and Department of Banking Regulations
-----------------------------------------------------------

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

   As a bank incorporated under and subject to Pennsylvania banking laws and insured by the FDIC, the Bank must obtain the prior approval of the Department of Banking and the Federal Reserve Board before establishing a new branch banking office. Depending on the type of bank or financial institution, a merger of banks located in Pennsylvania are subject to the prior approval of one or more of the following: the Department of Banking, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency. An approval of a merger by the appropriate bank regulatory agency would depend upon several factors, including whether the merged institution is a federally insured state bank, a member of the Federal Reserve System, or a national bank. Additionally, any new branch expansion or merger must comply with geographical branching restrictions provided by state law. Beginning in 1990, the Pennsylvania Banking Code permitted Pennsylvania banks to establish branches anywhere in the state.

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


Financial Services Act of 1999
------------------------------

   On March 11, 2000 the Financial Services Act of 1999 (the "FSA"), sometimes referred to as the Gramm-Leach-Bliley Act, became effective.

   The FSA repeals provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

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


Privacy of Consumer Financial Information
-----------------------------------------

     The FSA also contains a provision designed to protect the privacy of each consumer's financial information in a financial institution. Pursuant to the requirements of the FSA, the financial institution regulators (the "regulators") have effective November 13,2000, promulgated final regulations (the "regulations") intended to better protect the privacy of a consumer's financial information maintained in financial institutions. Compliance with the regulations is optional until July 1, 2001.

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

     The regulators, among other things, provide guidance concerning what are "nonpublic personal information", "consumers", and "customers", as well as about the required timing for notices to customers and the means by which customers can exercise their rights to opt-out of disclosure of their personal information.

     These privacy regulations will affect how consumer's information is transmitted through diversified financial companies and conveyed to outside vendors. Although it is not possible at this time to assess the impact of the privacy regulations on financial institutions or the Bank, the Bank does not believe the privacy regulations will have a material adverse impact on its operations in the near term. Nevertheless, the implementation of the privacy regulations has and will continue to require significant effort by the staff for the Bank and the Corporation.

Consumer Protection Rules - Sale of Insurance Products

     In addition, as mandated by the FSA, the regulators have published consumer protection rules (the "Rules") which apply to the retail sales practices, solicitation, advertising or offers of insurance products, including annuities, by depository institutions such as banks and their subsidiaries. The Rules are proposed to be effective on April 1, 2001.

     In very brief summary the Rules provide, that before the sale of insurance or annuity products can be completed, disclosures must be made that state such insurance products are not deposits or other obligations of or guaranteed by the FDIC or any other agency of the United States, the Bank or its affiliates. In the case of an insurance product, including an annuity, that involves an investment risk, that there is an investment risk involved with the product, including a possible loss of value.

     The Rules also provide that the Bank may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the Bank or its affiliates or on the consumer's agreement not to obtain or a prohibition on the consumer obtaining an insurance product or annuity from an unaffiliated entity.

     The Rules also requires formal acknowledgement from the consumer that such disclosures have been received. In addition, to the extent practical, the Bank must keep insurance and annuity sales activities physically separate from the areas where retail sales are routinely accepted from the general public.


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

                              ITEM 2.  PROPERTIES
                              -------------------

   The headquarters of the Corporation and the main office of the Bank are located in a three story stone front office building, consisting of approximately 37,000 net usable square feet, located at the main intersection of Bryn Mawr, Pennsylvania, at Lancaster Avenue and Bryn Mawr Avenue. The main office of the Bank has been located in Bryn Mawr since its founding in 1889.
The Corporation acquired two additional properties during 1988, that is (i) a property contiguous to the Bank's main office and (ii) a property at 10 Bryn Mawr Avenue to house the Bank's Investment Management and Trust Division. The first property which is contiguous to the Bank's main office, houses an expanded drive-up facility and a meeting room and is subject to a mortgage as outlined in
Note 6 to the Corporation's financial statements, on page 37 of the 2000 Annual Report. The second property became the location of the Bank's Investment Management and Trust Division in mid-December, 1989. The real property owned by the Corporation and the Bank, other than that contiguous to the Bank's main
office is free and clear of all liens and encumbrances.    Below is a schedule
of all properties owned or leased by the Corporation or its subsidiaries.


The Bank:
--------

                                                           Date Acquired
  Current Banking Office               Address                or Opened
 -----------------------               -------            ---------------
Main Office and Principal        801 Lancaster Avenue         1889
Place of Business (owned)        Bryn Mawr, PA 19010

Branch Office/Operations         330 E. Lancaster Avenue      1985
Center (owned)                   Wayne, PA 19087

Branch Office/Admin.             18 W. Eagle Road             1987
Office (owned)                   Havertown, PA 19083

                                                            Date Acquired
  Current Banking Office              Address                or Opened
 -----------------------              -------               --------------
Branch Office (owned)          312 E. Lancaster Avenue           1979
                               Wynnewood, PA 19096

Branch Office (owned)          N.E. Corner of Lancaster          1986
                               and Greenwood Avenues
                               Paoli, PA  19301


Branch Office (leased)         One Tower Bridge (1)              1995
Through July 31, 2001          West Conshohocken, Pa 19428


Branch Office (leased)         The Quadrangle (2)                1989
month to month basis           3300 Darby Road
                               Haverford, PA 19041-1095

Branch Office (leased)         Waverly Heights, Ltd. (2)         1986
month to month basis           Life Care Community
                               Gladwyne, PA 19035


Branch Office (leased)         Martins Run (2)                   1987
month to month basis           Life Care Community
                               11 Martins Run
                               Media, PA 19063


Branch Office (leased)         Bellingham (2)                    1991
through October 31, 2001       1615 East Boot Road
                               West Chester, PA 19380


Branch Office (leased)         Beaumont at Bryn Mawr (2)         1995
through April 16, 2001         Retirement Community
                               Bryn Mawr, PA 19010


Office Space (leased)          Four Tower Bridge (3)             1998
through October 1, 2008        200 Barr Harbor Drive
(Lease terminated              West Conshohocken, PA 19428
 February 28,2001)

Office Space (leased)          2&6 Bryn Mawr Avenue (6)          1999
through March 1, 2028          Bryn Mawr, Pa. 19010

Branch Office (leased)         White Horse Village (2)           2000
Through March 1, 2005          535 Gradyville Road
                               Newtown Square, PA.

The Corporation:
----------------

                                                          Date Acquired
Other Facilities               Address                      or Opened
-----------------              -------                    --------------

Walk-in Lobby, Drive-up      813 Bryn Mawr Avenue (4)          1988
Windows, Meeting Room        Bryn Mawr, PA 19010
(owned)

Office Building (owned)      10 Bryn Mawr Avenue (5)           1988
                             Bryn Mawr, PA 19010


Joseph W. Roskos, Inc.:
-----------------------

Office Space (leased)        2011 Renaissance Blvd.(7)         1999
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

   (3) This lease is for 1,250 square feet of office space to house the Investment Management and Trust Division's Investment Counsellors of Bryn Mawr ("ICBM"). ICBM was established in January 1996 to provide investment advisory services to both existing and new clients of the Investment Management and Trust Division. The lease was terminated effective February 28, 2001.

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

   (6) This lease is for 24,800 square feet of office space to house the support staff which was formerly located in the Bank's main office at 801 Lancaster Avenue. The support areas currently located at this location are Audit, Human Resources, Marketing, Loan Operations and Comptrollers.

   (7) This lease is for 7,527 square feet of space to house the employees of JWR&Co which is located in King of Prussia, Pennsylvania. The term of the lease is for 66 months (5 years and six months) which commenced February 1999.

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

                                    PART II
                                    -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------

                        AND RELATED STOCKHOLDER MATTERS
                        -------------------------------

   The information required by this Item 5 is incorporated by reference to the information appearing under the caption "Price Range of Shares" on page 10 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.


                       ITEM 6.  SELECTED FINANCIAL DATA
                       --------------------------------

   The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 13 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

   The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 14 to 29 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             ----------------------------------------------------

   The financial statements and the auditor's report thereon and supplementary data required by this Item 8 are incorporated by reference on pages 30 to 48 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.


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

   Executive Officers of the Corporation.  Below is certain information with
   -------------------------------------
respect to the executive officers of the Corporation and Bank as of March 1, 2001:

                              AGE AS OF            OFFICE WITH THE
     NAME                   MARCH 1, 2001       CORPORATION AND/OR BANK
     ----                   -------------       -----------------------

Robert L. Stevens                 63            Chairman and Director of
                                                Corporation and Bank

Frederick C. Peters II            51            President and Chief
                                                Executive Officer and
                                                Director of Corporation and
                                                Bank

Joseph W. Rebl                    56            Treasurer of Corporation
                                                and Executive Vice
                                                President, Treasurer &
                                                Chief Financial Officer of
                                                Bank

Robert J. Ricciardi               52            Secretary of Corporation
                                                and Executive Vice
                                                President and Secretary of
                                                the Bank, Chief Credit
                                                Policy Officer

Thomas M. Petro                   42            Executive Vice President of
                                                Bank-Investment Management

                              AGE AS OF            OFFICE WITH THE
     NAME                   MARCH 1, 2001       CORPORATION AND/OR BANK
     ----                   -------------       -----------------------

Joseph G. Keefer                  42            Executive Vice President
                                                and Chief Lending Officer

Alison E. Gers                    43            Executive Vice President-
                                                Administration and
                                                Operations

     Mr. Stevens was employed by the Bank in 1960 and elected an Assistant Treasurer in 1962. He was elected an Executive Vice President with responsibility for lending functions in 1968. He was elected a director in 1974 and was elected President and Chief Executive Officer of the Bank, effective January 1, 1980. Upon the formation of the Corporation in 1986, he was appointed the President and Chief Executive Officer and a director. In December, 1995, Mr. Stevens was appointed Chairman, President and Chief Executive Officer of the Bank and Corporation. In January 2001, Mr. Stevens resigned as President and Chief Executive Officer of the Corporation and Bank. Mr. Stevens will remain as Chairman of the Corporation and Bank.

     Mr. Peters was elected President and Chief Executive Officer and a Director of the Corporation and the Bank on January 22, 2001. Prior to that, Mr. Peters was founder, President and Chief Executive Officer of the 1/st/ Main Line Bank, a division of National Penn Bank, from May 1995 to January 2001. From 1985 to 1995, Mr. Peters was the founding President and Chief Executive Officer of National Bank of the Main Line. Prior to 1985, Mr. Peters was employed by Industrial Valley Bank as a Regional Vice President in a lending capacity.

     Mr. Rebl was employed by the Bank and elected its Comptroller in 1981. He was elected Vice President and Comptroller in 1983 and Senior Vice President in 1987. Upon the formation of the Corporation in 1986, Mr. Rebl was elected Treasurer of the Corporation. In 1992, Mr. Rebl was designated the Bank's Senior Vice President-Finance. In 1994, Mr. Rebl was designated Treasurer of the Bank. In 1999, Mr. Rebl was designated Chief Financial Officer of the Bank. In February 2001, Mr. Rebl was designated Executive Vice President of the Bank.

     Mr. Ricciardi was employed by the Bank in 1971 and elected an Assistant Treasurer in 1973. Mr. Ricciardi was elected an Assistant Vice President of the Bank in 1976 and a Vice President in 1981. In 1989, Mr. Ricciardi was elected Senior Vice President of Real Estate Lending. In November, 1993, he was elected Executive Vice President and assumed responsibility for the Bank's Community Banking Division. In November 1997, Mr. Ricciardi was named the Bank's Chief Credit Policy Officer and relinquished responsibility for the Community Banking Division to Thomas M. Petro. In January 2001, Mr. Ricciardi was named Secretary of the Corporation and the Bank.

     Mr. Petro was appointed a Vice President of the Bank in January 1992 and Senior Vice President-Information Management in November 1993. In August 1996, Mr. Petro assumed responsibility for the Bank's marketing function, relinquishing responsibility for the Bank's banking operations and information systems. In November 1997, he assumed responsibility for the Bank's Community Banking Division from Mr. Ricciardi. In January 1999, Mr. Petro was appointed to the additional role of President and Chief Executive Officer of Bryn Mawr Brokerage Company, Inc., a newly formed subsidiary of the Corporation. In December 1999, Mr. Petro assumed responsibility for the Investment Division relinquishing responsibility for the Bank's Community Banking Division. In January 2000, Mr. Petro was appointed to the additional role of Chairman of CDC Capital Management, Inc. In February 2001, Mr. Petro was designated Executive Vice President of the Bank.

    Mr. Keefer was employed by the Bank as Vice President in March 1991. He was promoted to Senior Vice President-Commercial Lending in July, 1994 and was made the Bank's Chief Lending Officer in December 1997. In February 2001, Mr. Keefer was designated an Executive Vice President of the Bank. Prior to his employment by the Bank, Mr. Keefer was employed by First Pennsylvania Bank, NA from June 1980 until March 1991, where he was a Vice President in the commercial lending division.

    Ms. Gers was employed by the Bank as Senior Vice President-Marketing in May 1998. In February 2001, Ms. Gers was designated Executive Vice President of the Bank, having responsibility for marketing, administrative services and operations. Prior to her employment by the Bank, she was Executive Vice President of CoreStates Bank, NA from July 1995 until May 1998, having responsibility for retail and small business marketing, advertising and product development. From February 1988 until August 1992, Ms. Gers was Senior Vice President of Home Unity Savings Bank, having responsibility for retail banking. From January 1986 to October 1987, she was Marketing Director for Colonial Penn Group. From February 1983 until January 1986, she was Product Manager for third party life and health insurance products for National Liberty Marketing.

    None of the above executive officers has any family relationship with any other executive officer or with any director of the Corporation or Bank.

                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

     The information required by this Item 11 is incorporated by reference on pages 9 through 19 of the definitive proxy statement of the Corporation, filed with the Securities and Exchange Commission pursuant to Regulation 14A.




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


(D) Agreement dated December 20, 1990 between Bryn Mawr Bank Corporation and Profit Research by reference to the Corporation's and Exchange Commission on Consulting, Inc., is incorporated 10-K, filed with the Securities March 28, 1990.

(E) Letter of Understanding dated December 20, 1990, between Bryn Mawr Bank Corporation and Profit incorporated by reference to the Securities and Exchange Research Group, Inc., is Corporation's 10-K, filed with Commission on March 28, 1990.

(F) License Agreement dated December 20, 1990, between Profit Research Consulting, Inc. and Profit Research Group, Inc., is incorporated by reference to the Corporation's 10-K, filed with the Securities and Exchange Commission on March 20, 1990.

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


(J) The Bryn Mawr Bank Corporation in 1998 Stock Option Plan, is hereby incorporated by reference to the Corporation's Proxy Statement dated March 2, 1998 and filed with the Securities and Exchange Commission as Exhibit A to the Proxy Statement.


(K) Agreement dated May 2, 1997, between The Bryn Mawr Trust Company and Marshall services to incorporated Securities and Ilsley the Bank's by reference and Corporation, Investment to the Exchange to provide Management Corporation's Commission data processing and Trust 10-K filed on March Division is with the 30, 1998.

(L) Agreement dated January 1, 1999 between Bryn Mawr Brokerage Company, Inc. brokerage reference to and UVEST Financial Services Group, Inc., to provide brokerage support services to BM Brokerage is incorporated by reference to the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

(M)  Lease dated March 1, 1999 between The Bryn Mawr Trust Company and Anthony
     J. Marcozzi and The Real Viking, Inc. for the property and the buildings known as 2 and 6 Bryn Mawr Avenue. The term of this lease is for an initial period of twenty-nine years with the option to extend for one-ten year period with the same terms and conditions as the initial lease. The lease is hereby incorporated by reference to the Corporation's Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000

(N) Employment agreement dated January 11, 2001 between Bryn Mawr Bank Corporation and Frederick C. Peters II is incorporated by reference into this filing of the Corporation's Form 10-K.

(O) The Bryn Mawr Bank Corporation 2001 Stock Option Plan, is hereby incorporated by reference to the Corporation's Proxy Statement dated March 8, 2001 and filed with the Securities and Exchange Commission on March 8, 2001 as Appendix B to the Proxy Statement.

13 - Annual Report to Security Holders
---------------------------------------

     The Registrant's 2000 Annual Report to Shareholders is attached herewith as
     Exhibit 13. Such Annual Report, except for the portions thereof that are expressly incorporated by reference herein, is only furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as a part of this Form 10-K.

21 - Subsidiaries of the Registrant
-----------------------------------

                Name                               State of Incorporation
                ----                               ----------------------
      The Bryn Mawr Trust Company                       Pennsylvania
      Bryn Mawr Financial Services, Inc.                Pennsylvania
      Tax Counsellors of Bryn Mawr, Inc.                Pennsylvania
      Insurance Counsellors of Bryn Mawr, Inc.          Pennsylvania
      Bryn Mawr Brokerage Co., Inc.                     Pennsylvania
      Joseph W. Roskos Co., Inc.                        Pennsylvania
      CDC Capital Management, Inc.                      Pennsylvania
      Bryn Mawr Finance                                 Delaware

23 - Consent of Independent Accountants
---------------------------------------
     Consent of Independent Accountants filed herewith as Exhibit 23.


99 - Portions of the Proxy Statement
------------------------------------
     Excerpts from the Registrant's Proxy Statement for its 2000 Annual Meeting to be held on April 17, 2001, were filed with the Securities and Exchange Commission on March 8, 2000 as Exhibit 99.

(b) A Form 8-K was filed by the Registrant during the quarter ended March 31, 2001 announcing the appointment of Frederick C. "Ted" Peters as President and Chief Executive Officer of Bryn
     Mawr Bank Corporation and The Bryn Mawr Trust Company.

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
             -----------------------------------------------------



The report of Independent Certified Public Accountants as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation and related notes is incorporated by reference to page 48 of the Corporation's 2000 Annual Report to Shareholders.

Consolidated Financial Statements and related notes are incorporated by reference to the Corporation's 2000 Annual Report to Shareholders, and may be found on the pages of said Report as indicated in the parenthesis:

        Consolidated Balance Sheets, December 31, 2000 and 1999 (page 30)

        Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998 (page 31)

        Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999, and 1998 (page 33)

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998 (page 33)

        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 (page 32)


        Notes to Financial Statements (pages 34 to 47)


Supplementary Data:

Quarterly Results of Operations are incorporated by reference to the information under the caption "Selected Quarterly Financial Data (Unaudited)", in Note 18 on page 45 of the Corporation's Annual Report to Shareholders for the fiscal years ended December 31, 2000 and 1999.

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.


Exhibits:

For information regarding exhibits, including those incorporated by reference, see pages 47 through 50 of this report.

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

               NAME                          TITLE                    DATE
               ----                          -----                    ----

   /s/ Robert L. Stevens
   _______________________              Chairman, and             March 28, 2001
      Robert L. Stevens                 Director


   /s/ Frederick C. Peters II
   _______________________              President                 March 28, 2001
    Frederick C. Peters II              and Chief Executive
                                        Officer (Principal
                                        Executive Officer)
                                        and Director

   /s/ Joseph W. Rebl
   _______________________              Treasurer (Principal      March 28, 2001
        Joseph W. Rebl                  Financial and Principal
                                        Accounting Officer)


   /s/ Richard B. Cuff
   _______________________              Director                  March 28, 2001
       Richard B. Cuff



   ________________________             Director                  March   , 2001
       Warren W. Deakins



   ________________________             Director                  March   , 2001
      John D. Firestone


   ________________________             Director                  March   , 2001
      William Harral, III


   ________________________             Director                  March   , 2001
      Wendell F. Holland

            NAME                         TITLE                        DATE
            ----                         -----                        ----

    /s/ Phyllis M. Shea
    ________________________            Director                  March 28, 2001
        Phyllis M. Shea


   _________________________            Director                  March   , 2001
     B. Loyall Taylor, Jr.

   /s/ Nancy J. Vickers
   _________________________            Director                  March 28, 2001
        Nancy J. Vickers

   /s/ Thomas A. Williams
   _________________________            Director                  March 28, 2001
      Thomas A. Williams

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

                     For the Year Ended December 31, 2000

         ____________________________________________________________

              B R Y N   M A W R   B A N K   C O R P O R A T I O N

                                E X H I B I T S