Form 10-Q
period 2001-03-31
BRYN MAWR BANK CORP
filed 2001-05-14
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended March 31, 2001                          Commission File Number
                  --------------                                        0-15261
                                                                        -------

                          Bryn Mawr Bank Corporation

________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                      23-2434506
-------------------------------                            ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         identification No.)


 801 Lancaster Avenue, Bryn Mawr, Pennsylvania                   19010
---------------------------------------------------------------------------
    (Address of principal executive offices)                   (ZipCode)


Registrant's telephone number, including area code           (610) 525-1700
                                                       --------------------

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

               Yes   X   No _____
                   -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

       Class                            Outstanding at April 27,2001
-----------------------
Common Stock, par value $1                       4,330,011

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                         QUARTER ENDED March 31, 2001

                                     INDEX


PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Income for the three
          months ended March 31, 2001 and 2000........................   Page 1

     Consolidated Balance Sheets as of March 31 2001,
          December 31, 2000 and March 31, 2000........................   Page 2

     Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and 2000........................   Page 3

     Consolidated Statements of Comprehensive Income for
          three months ended March 31, 2001 and 2000..................   Page 4

     Notes to Consolidated Financial Statements.......................   Page 5

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS................   Page 10

PART II - OTHER INFORMATION...........................................   Page 18

                        PART I.  FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                  Unaudited

                                                                          Three Months Ended
                                                                               March 31
                                                                        2001                     2000
                                                                 -----------              -----------
Interest income:
     Interest and fees on loans...........................       $     7,126              $     7,011
     Interest on federal funds sold.......................               152                      132
     Interest on interest bearing deposits with banks.....                10                       59
     Interest and dividends on investment securities:
        U.S. Treasury securities..........................                56                       57
        U.S. Government Agency securities.................               238                      293
        Obligations of states and political subdivisions..                21                       33
        Dividend income...................................                32                       34
                                                                 -----------              -----------
Total interest and dividend income........................             7,635                    7,619
Interest expense..........................................             1,614                    1,599
                                                                 -----------              -----------
Net interest income.......................................             6,021                    6,020
Loan loss provision.......................................               500                       63
                                                                 -----------              -----------
Net interest income after loan loss provision.............             5,521                    5,957
                                                                 -----------              -----------

Other income:
     Fees for Trust services..............................             2,292                    2,261
     Service charges on deposits..........................               316                      285
     Other service charges, commissions and fees..........               259                      352
     Net gain on sale of loans............................               858                      186
     Other operating income...............................             1,030                    1,225
                                                                 -----------              -----------
Total other income........................................             4,755                    4,309
                                                                 -----------              -----------

Other expenses:
     Salaries and wages...................................             3,866                    3,491
     Employee benefits....................................               808                      806
     Occupancy and bank premises..........................               572                      536
     Furniture, fixtures, and equipment...................               519                      496
     Other operating expenses.............................             1,273                    1,992
                                                                 -----------              -----------
Total other expenses......................................             7,038                    7,321
                                                                 -----------              -----------
Income before income taxes................................             3,238                    2,945
Applicable income taxes...................................             1,050                      985
                                                                 -----------              -----------
Net Income................................................       $     2,188              $     1,960
                                                                 ===========              ===========

Earnings per common share.................................       $      0.51              $      0.45
Earnings per common share - assuming dilution.............       $      0.49              $      0.44
Cash dividends declared...................................       $      0.18              $      0.17

Weighted-average shares outstanding.......................         4,279,131                4,320,467
Dilutive potential common shares..........................           155,039                  168,858
                                                                 -----------              -----------
Adjusted weighted-average shares..........................         4,434,170                4,489,325

The accompanying notes are an integral part of the consolidated financial statements.
* Reclassified for comparative purposes.

                                   Form 10-Q

                           BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                               (In Thousands)

                                                                                  March 31,    December 31,    March 31,
                                                                                     2001         2000*          2000
                                                                                 (Unaudited)                 (Unaudited)
                                                                                 ---------------------------------------
Assets
Cash and due from banks...................................................       $    25,265   $   34,656   $  21,329
Interest bearing deposits with banks......................................               354          322         574
Federal funds sold........................................................             9,206        6,395       1,074
Investment securities available for sale, at market (amortized cost of $25,085, $26,838 and $29,690 as of March 31, 2001,
    December 31, 2000 and March 31, 2000, respectively)...................            25,204       26,907      29,036
Loans:
    Consumer..............................................................            46,365       61,189      69,765
    Commercial............................................................           143,379      147,398     122,134
    Real Estate...........................................................           152,980      146,419     146,023
                                                                                 -----------   ----------   ---------
       Total loans........................................................           342,724      355,006     337,922
    Less: Allowance for loan losses.......................................            (4,367)      (4,320)     (4,323)
                                                                                 -----------   ----------   ---------
       Net loans..........................................................           338,357      350,686     333,599
                                                                                 -----------   ----------   ---------
Premises and equipment, net...............................................            12,451       12,394      11,888
Accrued interest receivable...............................................             2,394        2,980       2,371
Goodwill..................................................................             2,929        2,970       3,249
Other real estate owned...................................................                --           --          --
Other assets..............................................................             7,229        7,115       6,328
                                                                                 -----------   ----------   ---------
       Total assets.......................................................       $   423,389   $  444,425   $ 409,448
                                                                                 ===========   ==========   =========
Liabilities
Deposits:
    Demand, noninterest-bearing...........................................       $   104,276   $  115,630   $  90,046
    Savings...............................................................           192,168      201,434     192,943
    Time..................................................................            68,892       69,902      72,886
                                                                                 -----------   ----------   ---------
       Total deposits.....................................................           365,336      386,966     355,875
                                                                                 -----------   ----------   ---------
Other liabilities.........................................................             5,287        6,489       6,105
                                                                                 -----------   ----------   ---------
       Total liabilities..................................................           370,623      393,455     361,980
                                                                                 -----------   ----------   ---------
Shareholders' equity
Common stock, par value $1; authorized 25,000,000 shares at March 31,
    2000, December 31, 1999 and March 31, 1999; issued 5,188,617,
    5,179,708 and 5,147,065 shares as of March 31, 2000, December 31,
    1999 and March 31, 1999, respectively and outstanding 4,306,259,
    4,323,350 and 4,369,805 shares as of March 31, 2000, December 31,
    1999 and March 31, 1999, respectively.................................             5,227        5,204       5,188
Paid-in capital in excess of par value....................................             4,942        4,604       4,616
Accumulated other comprehensive income (loss)
    net of taxes..........................................................               120          (42)       (448)
Retained earnings.........................................................            51,908       50,488      46,373
                                                                                 -----------   ----------   ---------
                                                                                      62,197       60,254      55,729
Less: Common stock in treasury at cost -- 882,358, 856,358 and
    777,260 shares as of March 31, 2000, December 31, 1999
    and March 31, 1999, respectively......................................            (9,431)      (9,284)     (8,261)
                                                                                 -----------   ----------   ---------
    Total shareholders' equity............................................            52,766       50,970      47,468
                                                                                 -----------   ----------   ---------
    Total liabilities and shareholders' equity............................       $   423,389   $  444,425   $ 409,448
                                                                                 ===========   ==========   =========

The accompanying notes are an integral part of consolidated financial statements.
* - Reclassified for comparative purposes.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                                        Three Months Ended
                                                                             March 31
                                                                    --------------------------
                                                                        2001           2000
                                                                    ------------   -----------
Operating activities:
Net Income.......................................................     $   2,188       $  1,960
Adjustments to reconcile net income to net cash  provided by operating activities:

   Provision for loan losses.....................................           500             63
   Provision for depreciation and amortization...................           497            365
   Loans originated for resale...................................       (51,878)        (8,339)
   Proceeds from loans sold......................................        55,371          9,979
   Gain on sale of loans.........................................           298            (72)
   Provision for deferred income taxes (benefit).................           (44)           (66)
   Change in accrued interest receivable.........................           586             40
   Change in accrued interest payable............................          (239)            58
   Other.........................................................          (257)        (3,289)
                                                                      ---------       --------
      Net cash  provided by operating activities.................         7,022            699
                                                                      ---------       --------
Investing activities:
Purchases of investment securities...............................        (5,002)          (250)
Proceeds from call of investment securities......................         7,001            752
Loan repayments..................................................         8,537          4,592
Loans purchased..................................................          (752)        (5,283)
Purchases of premises and equipment..............................          (473)          (368)
                                                                      ---------       --------
      Net cash provided (used) by investing activities...........         9,311           (557)
                                                                      ---------       --------
Financing activities:
Net decrease in demand and savings deposits......................       (2O,620)        (9,858)
Net decrease in time deposits....................................        (1,010)        (5,335)
Repayment of short term borrowings...............................             -        (10,000)
Dividends paid...................................................          (769)          (736)
Proceeds from issuance of common stock...........................           361            157
Purchase of treasury stock.......................................          (147)          (573)
Repayment of mortgage debt.......................................           (10)            (8)
                                                                      ---------       --------
      Net cash used by financing activities......................       (22,195)       (26,353)
                                                                      ---------       --------
Decrease in cash and cash equivalents............................        (5,862)       (26,211)
Cash and cash equivalents at beginning of period.................        40,687         49,213
                                                                      ---------       --------
Cash and cash equivalents at end of period.......................     $  34,825       $ 23,002
                                                                      =========       ========

The accompanying notes are an integral part of the consolidated financial statements

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In Thousands)
                                   Unaudited

                                                                           Three Months Ended
                                                                                March 31
                                                                            2001           2000
                                                                     ---------------------------
     Net Income................................................      $      2,188      $   1,960
     Other comprehensive income:
           Unrealized holding gains (losses) on
               available-for-sale securities...................               246            (89)
           Deferred income tax (benefit) expense on
               unrealized holding gains (losses) on
               available for sale securities...................               (84)            30
                                                                     ------------      ---------

     Comprehensive net income..................................      $      2,350      $   1,901
                                                                     ============      =========

The accompanying notes are an integral part of the consolidated financial statements.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000
                                  (Unaudited)


1. Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of March 31, 2001 and 2000, the related consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000, the related consolidated statements of income for the three month periods ended March 31, 2001 and 2000 and the related consolidated statements of comprehensive income for the three month periods ended March 31, 2001 and 2000 are all unaudited.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 2000 Annual Report incorporated in the 2000 Form 10-K (Exhibit #13).


2. Earnings Per Common Share:

     Reference is made to Note #12, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 2000 Annual Report incorporated in the 2000 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three month periods ended March 31, 2001 and 2000.

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

     When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Corporation's impaired loans, which amounted to $698,000, $10,000 and $720,000 at March 31, 2001, December 31, 2000 and March 31, 2000, respectively, were placed on nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were placed on nonaccrual status, was reversed from income.

     Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of March 31, 2001, December 31, 2000 and March 31, 2000, no impaired loans were measured using the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $676,000, $0, and $720,000, respectively.

     If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. All impairment reserves established in either 2001 or 2000 were allocated from the existing reserve for loan losses. As of March 31, 2001, December 31, 2000 and March 31, 2000, there were $660,000, $0 and $720,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at March 31, 2001, December 31, 2000 and March 31, 2000 was $350,000, $0, and $111,000 respectively. Impaired loans for which no loan loss allowance was allocated amounted to $16,000, at March 31, 2001 and $0 at December 31, 2000 and March 31, 2000. Average impaired loans for the quarter ended March 31, 2001, December 31, 2000 and March 31, 2000 amounted to $262,000, 337,000 and $0, respectively.

     When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either quarter ended March 31, 2001 or 2000. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no loans considered impaired were removed from the impaired loan status, during the first quarter of either 2001 or 2000.

     Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

6. Allowance for Possible Loan Losses:

     The summary of changes in the allowance is as follows:

                                          three months ended     year ended
                                               March 31,         December 31,
                                          2001          2000        2000
                                          ----          ----        ----

Balance, beginning of period             $4,320        $4,400      $4,400
Charge-offs:
    Consumer                                (65)         (166)       (355)
    Commercial and industrial              (870)            0         (32)
    Real estate                               0             0         (12)
                                         ------        ------      ------

       Total charge-offs                   (935)         (166)       (399)
                                         ------        ------      ------
Recoveries:
    Consumer                                  4            26          66
    Commercial and industrial                 2             0           3
    Real estate                             476             0           0
                                         ------        ------      ------

       Total recoveries                     482            26          69
                                         ------        ------      ------

       Net (charge-offs) / recoveries      (453)         (140)       (330)

Provision for loan losses                   500            63         250

Balance, End of period                   $4,367        $4,323      $4,320
                                         ======        ======      ======

7.  Segment Information:

The Corporation's principal operating segments are structured around the finanical services provided their customers. The banking segment gathers deposits and makes funds available for loans to its customers. The Bank's Investment Management and Trust segment provides both corporate and individual investment management and trust products and services. The Bank's mortgage banking segment originates and sells residential mortgage loans to the secondary mortgage market. Bryn Mawr Bank Corporation and all other subsidiaries are aggregated under the "All Other" heading.

Segment information for the three months ended March 31, 2001 and 2000 is as follows:

                                                                    (Dollars in thousands)
                                  -----------------------------------------------------------------------------------------------
                                                         2001                                         2000
                                                     Mortgage  All                                Mortgage   All
                                    Banking    Trust Banking  Other  Consolidated Banking  Trust  Banking   Other  Consolidated
                                  -----------------------------------------------------------------------------------------------
Net interest income                   5,905       --     --     116         6,021   6,020     --       --      --           6,020
Less Loan loss provision                500       --     --      --           500      63     --       --      --              63
                                  ----------------------------------------------- -----------------------------------------------
Net interest income after
      loan loss provision             5,405       --     --     116         5,521   5,957     --       --      --           5,957

Intersegment interest (revenues)        103                    (103)            0       0                       0               0
   expenses *                     ----------------------------------------------- -----------------------------------------------

Net interest income after
    loan loss provision and           5,508       --     --      13         5,521   5,957     --       --       0           5,957
    eliminations

Other income:
   Fees for investment
      management and trust
      services                           --    2,292     --      --         2,292      --  2,261       --      --           2,261
   Other income                         674       --    960     830         2,464     604     --      382   1,062           2,048
                                  ----------------------------------------------- -----------------------------------------------
Total other income                      674    2,292    960     830         4,756     604  2,261      382   1,062           4,309

Other expenses:
   Salaries and benefits              2,952      929    217     576         4,674   2,543    976      151     627           4,297
   Occupancy                            765      198     71      57         1,091     829    113       38      52           1,032
   Other operating expense              700      251    105     217         1,273   1,217    241       62     472           1,992
                                  ----------------------------------------------- -----------------------------------------------
Total other expense                   4,417    1,378    393     850         7,038   4,589  1,330      251   1,151           7,321
                                  ----------------------------------------------- -----------------------------------------------

Segment profit (loss)                 1,765      914    567      (7)        3,239   1,972    931      131     (89)          2,945

Intersegment (revenues)
   expenses *                            13       41     --     (54)           (0)     (8)    59       --     (51)              0
                                  ----------------------------------------------- -----------------------------------------------

Segment profit after
   eliminations                       1,778      955    567     (61)        3,239   1,964    990      131    (140)          2,945
                                  =============================================== ===============================================

% of segment profit (loss)               55%      29%    18%     -2%          100%     67%    34%       4%     -5%            100%
                                  ----------------------------------------------- -----------------------------------------------

*- Intersegment revenues consist of rental payemnts to Bryn Mawr Bank Corporation from its subsidiaries. Intersegment expenses consist of a $1,000 management fee, paid by Bryn Mawr Bank Corporation to the Bank.

Item 2.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the three months ended March 31, 2001 and 2000, as well as the financial condition of the Corporation as of March 31, 2001, December 31, 2000 and March 31, 2000. The Bryn Mawr Trust Company (the "Bank"), Bryn Mawr Brokerage Company, Inc. ("BM Brokerage"), Bryn Mawr Asset Management, Inc. (formerly "CDC Capital Management, Inc") and Joseph W. Roskos & Co., Inc. ("JWR&Co") are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") is a wholly-owned subsidiary of the Bank and Bryn Mawr Finance is a wholly-owned subsidiary of Joseph W. Roskos & Co., Inc.

RESULTS OF OPERATIONS
---------------------

     The Corporation reported net income of $2,188,000 for the three months ended March 31, 2001, a 12% increase over $1,960,000 reported for the same period in 2000. Earnings per common share amounted to $0.51, a 13% increase over $0.45 reported for the first quarter of 2000. Earnings per common share, assuming dilution were $0.49 and $0.44, respectively.

     The increase in earnings, for the first three months of 2001 over the same period in 2000 is primarily attributable to an increase in other income, up $446,000 or 10% over the first three months of 2000. This increase in other income is due to a $672,000 increase in the net gain on the sale of loans for the first three months of 2001, compared to the same period in 2000. This is a result of increased loan sale activity associated with mortgage loan refinancings that were stimulated by a decline in interest rates. Total net interest income for the first three months of 2001 is level with the first three months of 2000. While loan balances increased $4,800,000 or 1% from the same period in 2000, the effect of this increase was offset by the decline in interest rates during the first three months of 2001. There are a number of economic indicators pointing to a slowing of the economy and, during the first quarter of 2001, the Corporation's management identified a problem commercial loan, which was put on nonaccrual status and written down by $870,000. These factors have prompted Corporation management to increase the provision for loan loss to $500,000 for the first three months of 2001, compared to $63,000 for the for the same period in 2000.

     During the first quarter of 2001, there was a recovery of $355,000 in expense related to a prior year problem loan. This recovery is primarily responsible for a 4% decline in other expense for the first three months of 2001,compared to the same period of 2000.

     Average outstanding loan balances for the first three months of 2001 grew 1.3% from average outstanding loan balances for the first three months of 2000. Funding this growth in average outstanding loans was a 16% decrease in average outstanding investment security balances. Average outstanding balances of non-interest bearing demand deposit accounts were up 4.2% however, NOW accounts declined .8%. The average outstanding balances of certificates of deposit ("CDs") decreased by 1.6%, primarily as a result of the run-off of balances generated from a promotion of the Bank's CD product in the third quarter of 1999. Average balances of money market accounts and savings deposits decreased by 4.3% and 1.9%, respectively.

     The prime rate decreased by 100 basis points from 9.00% at March 31, 2000 to 8.00% at March 31, 2001. For the majority of 2000 interest rates were higher than the level during the first quarter of 2001. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. However, the overall annualized yield on earning assets increased by 20 basis points, from 7.8% at March 31, 2000 to 8.0% for the same period in 2001 due to the mix of fixed and variable assets.

     Compared to the first quarter of 2000, the average cost of funds for the respective periods increased 8 basis points, from 1.74% in 2000 to 1.82% in 2001. The overall result was an increase in the Bank's annualized net interest margin, to 6.29% for the first three months of 2001 compared to 6.15% for the same period in 2000. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

     For the three months ended March 31, 2001, net interest income was flat at $6,021,000 with the same period in 2000. Total interest income grew .2% for the first three months of 2001, to $7,635,000 from $7,619,000 for the first three months of 2000. Interest expense increased .9% for the three months ended March 31, 2001, to $1,614,000 compared to $1,599,000 for the first three months of 2000. The yield on earning assets for the first three months of 2001 was 8.0% compared to 7.8% for the first three months of 2000 while the effective rate paid on interest bearing deposits for the first three months of 2001 and 2000 was 2.5% and 2.4%, respectively.

     Interest and fees on loans increased 2% from $7,011,000 for the first three months of 2000 to $7,126,000 for the first three months of 2001. A 1.3% increase in average outstanding loan balances for the first three months of 2001, to $341,682,000, compared to $337,362,000 for the same period in 2000, along with a 20 basis point increase in the annualized average yield on earning assets are the primary reasons for this increase in loan related interest and fee income.

     Interest and dividend income on investments decreased $70,000 or 17%, from $417,000 for the first three months of 2000 to $347,000 for the first three months of 2001. Interest from U.S. Government Agency securities decreased 19% from $293,000 for the first three months of 2000 to $238,000 for the first three months of 2001. The primary reason for this decrease was a $3,480,000 or 17% decrease in the average balance of U.S. Government Agency securities, from $20,389,000 during the first three months of 2000 to $16,909,000 for the comparable period in 2001. The decrease in U.S. Government Agency securities was primarily a result of security calls that were triggered by the decline in interest rates during the first quarter of 2001. Interest income on obligations of states and political subdivisions decreased 36% from $33,000 for the three months ended March 31, 2000 to $21,000 for the same period in 2001. Average outstanding balances of obligations of state and political subdivisions decreased by 42%, from $3,041,000 in 2000 to $1,765,000 in 2001. The overall yield on investment securities increased from 5.6% for the first three months of 2000 to 5.7% for the first three months of 2001, a result of higher rates of interest being paid on investments purchased during the twelve month period.

     Interest expense on deposits increased .9% or $15,000, to $1,614,000 for the three months ended March 31, 2001 compared to $1,599,000 for the same period in 2000. The average cost of interest bearing deposits increased 10 basis points, from 2.4% at March 31, 2000 to 2.5% for the three months ended March 31, 2001. The average interest bearing deposit balances decreased 3% to $264,245,000 at March 31, 2001 compared to $271,336,000 for the same period in 2000. Average non-transaction savings accounts decreased 1.6% for the first three months of 2001, compared to the same period in 2000, while average Market Rate Accounts and CDs decreased by 4.3% and 1.6%, respectively. The Bank's average transaction based NOW account decreased .8% and non-interest bearing demand deposit account balances increased 4.2%. The annualized cost of CDs increased 40 basis points, from 4.9% for the first three months of 2000 to 5.3% for the same period in 2001. The average cost of Market Rate Accounts increased from 2.3% to 2.4% or
 .1%, savings accounts decreased from 1.5% to 1.3% or .2% and NOW accounts increased from .8% to .9% or .1% for the first three months of 2001, compared to the same period in 2000. The average cost of deposits, including non-interest bearing demand deposits increased from 1.74% for the first quarter of 2000, to 1.82% for the first quarter of 2001.

     The Bank's asset / liability structure is asset rate sensitive, which should cause a reduction in the net interest margin, when interest rates decrease. The annualized net interest margin increased 14 basis point for the first three months of 2001, when compared to the same period in 2000. This increase is a result of higher interest rates in 2000, which began to decline in early 2001. For the first three months of 2000, the net interest margin increased to 6.29% from 6.15% for same period in 2000. The net interest margin is computed exclusive of related loan fee income.

LOAN LOSS PROVISION
-------------------

     As previously indicated, a potential slowing of the economy, coupled with the identification and writedown of a loan put on nonaccrual status during the first quarter of 2001, prompted Corporation management to increase the provision for loan loss to $500,000 for the first quarter of 2001, a $437,000 increase over $63,000 for the same period in 2000. The loan loss reserve amounted to 1.27% of outstanding loans at March 31, 2001. The loan loss reserve as a percent of outstanding loans was 1.22% as of December 31, 2000 and 1.28% as of March 31,2000. Delinquencies, as a percentage of outstanding loans, as of March 31, 2001, December 31, 2000 and March 31, 2000 were 33 basis points, 20 basis points and 67 basis points, respectively. Nonperforming loans increased 762% to $698,000 as of March 31, 2001, compared to $81,000 as of December 31, 2000 and decreased 15% from $824,000 in nonperforming loans as of March 31, 2000. The loan loss reserve amounted to 626% of nonperforming loans as of March 31, 2001 compared to 525% as of March 31, 2000. Based on the results of both an internal and external loan review process and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of March 31, 2001.

OTHER INCOME
------------

     Total other income of $4,755,000 for the three months ended March 31, 2001 increased 10% from $4,309,000 reported for the same period in 2000.

     Fees for trust services increased $31,000 or 1% from $2,261,000 for the first three months of 2000 to $2,292,000 for the same period in 2001. This increase in trust fees was primarily due to the employee benefits and tax business lines. The market value of Trust assets under management decreased by 8%, to $1,638,000,000 at March 31, 2001 from $1,789,000,000 as of March 31, 2000 this is primarily a result of the decline in the equities market during the first quarter of 2001.

     The decrease in interest rates during the first quarter of 2001 caused a significant increase in the Bank's mortgage banking activity. For the three month period ended March 31, 2001, the Bank originated and sold $55,073,000 of residential mortgage loans to the secondary mortgage market, a 556% increase from $9,907,000 of residential mortgage loans originated and sold during the first three months of 2000. A combination of deferred loan fee income resulting from the sale of residential mortgage loans to the secondary mortgage market, the amortization of mortgage servicing rights and gains on sales of residential mortgage loans in the secondary market, amounted to $858,000 or 156 basis points for the first quarter of 2001 compared to $186,000 or 187 basis points for the same period in 2000.

     Income from other service charges, commissions and fees amounted to $259,000 for the first quarter of 2001, a 26% decrease from $352,000 reported for the first quarter of 2000. This decrease is primarily attributed to the accelerated amortization of mortgage servicing rights as borrowers continue to refinance mortgage loans.

     Other operating income decreased by $195,000 or 16% to $1,030,000 for the first three months of 2001, compared to $1,225,000 for the same period in 2000. This is a result of increases and decreases in the revenues provided by the Corporation's subsidiaries. The revenue from both JWR&Co and ICBM were higher in the first three months of 2001 by $182,000 and $86,000, respectively, compared to the same period in 2000. This increase is being offset by lower revenue in the first three months of 2001 from CDC and Tax Counsellors of Bryn Mawr ("TCBM") of $242,000 and $222,000, respectively.


OTHER EXPENSES
--------------

     Total other expense declined 4% for the first three months of 2001 to $7,038,000 from $7,321,000 for the first three months of 2000.

     Salaries and wages grew $375,000 or 11%, from $3,491,000 for the three months ended March 31, 2000 to $3,866,000 for the same period in 2001. Regular salary expense, including regular, part time and overtime salaries, increased $75,000 or 2% during the first quarter of 2001, compared to the same period in 2000. The elimination of TCBM's salaries of $166,000 in the first three months of 2001 were offset with annual salary increases in the Bank and other subsidiaries. Incentive salaries, tied to overall corporate profitability goals, increased $300,000 or 309%, from $97,000 for the three months ended March 31, 2000 to $397,000 for the same period in 2001. Employee benefits expenses increased $2,000 or .2% from $806,000 for the first three months of 2000 to $808,000 for the same period in 2001.

     Occupancy expense increased $36,000 or 7%, from $536,000 for the first three months of 2000 to $572,000 for the first three months of 2001. This increase is the result of write-off the balance of leasehold improvements due to the relocation of several employees in an effort to streamline operations and reduce expenses.

     Furniture, fixtures and equipment expense increased $23,000 or 5% from $496,000 for the first quarter of 2000 to $519,000 for the same period in 2001. This increase is related to the timing of payments for the Bank's equipment in the first three months of 20000.

     Other operating expenses decreased $719,000 or 36%, from $1,992,000 for the first three months of 2000 to $1,273,000 for the first three months of 2001. Expenses are below the first three months of 2000 in all the subsidiaries of the Corporation. The $355,000 recovery of operating expense related to a charged-off loan is the single largest item contributing to this reduction in expense. Exclusive of this recovery total other expenses are $364,000 or 18% below the same period in 2000. The most significant decline was a decrease of $137,000 of outside service expense in CDC that resulted from management changes made during 2000. Advertising expense is below the first three months of 2000 by $54,000 as a result of timing and the cost of the Bank's insurance was $53,000 lower in the first three months of 2001 than for the same period in 2000.

APPLICABLE INCOME TAXES
-----------------------

     Federal income taxes for the first three months of 2001 were $1,050,000 compared to $985,000 for the first three months of 2000. This represents an effective tax rate for each three month period ended March 31, 2001 and 2000 of 32.4% and 33.4%, respectively.

FINANCIAL CONDITION
-------------------

     Total assets decreased 5% from $444,425,000 at December 31, 2001 to $423,389,000 as of March 31, 2001. Total assets grew 3% or $14,267,000 from
$409,448,000 as of March 31, 2000 to $423,389,000 as of March 31 2001.

     Outstanding earning assets decreased 3% to $377,488,000 as of March 31, 2001 from $388,630,000 as of December 31, 2000. The Bank's loan portfolio decreased 3%, to $342,724,000 at March 31, 2001 from $355,006,000 as of December 31, 2000. Outstanding loans increased by 1%, from $337,922,000 as of March 31, 2000. Outstanding consumer loans of $46,365,000 at March 31, 2001 were 24% lower than the consumer loan balances of $61,189,000 as of December 31, 2000 and 34% below the outstanding balance of $69,765,000 as of March 31, 2000. Competition from automobile manufacturers along with a desire to exit the indirect automobile product line was the primary reason for the overall decline in consumer loan balances from March 31, 2000. Outstanding commercial loans at March 31, 2001 were $143,379,000, a 3% decrease in commercial loan balances of $147,398,000 at December 31, 2000 and 17% ahead of $122,134,000 at March 31,
2000. Outstanding real estate loans were $152,980,000 at March 31, 2001, a 4% increase from $146,419,000 in outstanding real estate loans at December 31, 2000 and a 5% increase over $146,023,000 in outstanding real estate loans as of March 31, 2000.

     The Bank's investment portfolio, having a market value of $25,085,000 at March 31, 2001, decreased 7% from a market value of $26,838,000 at December 31, 2000 and decreased 16% from $29,690,000 as of March 31, 2000.

     The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. As of March 31, 2001, the investment portfolio had an unrealized gain of $182,000, compared to an unrealized loss of $64,000 as of December 31, 2000. The unrealized investment depreciation, net of deferred income tax benefit, increased the Corporation's shareholders' equity on the balance sheet by $162,000 as of March 31, 2001.

     Federal funds sold amounted to $9,206,000 as of March 31, 2001, a 44% increase from $6,395,000 as of December 31, 2000 and a 857% increase from $1,074,000 as of March 31, 2000. An increase in deposits at year-end 2000 provided for a similar increase in federal funds sold. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, and borrowing from the Federal Home Loan Bank ("FHLB").

     Due primarily to the addition of a problem loan to nonaccrual status, as previously discussed, nonperforming assets amounted to $698,000 at March 31, 2001, a 762% increase from $81,000 at December 31, 2000 a 15% decrease from nonperforming assets of $824,000 at March 31, 2000. Nonperforming loans increased 762% to $698,000 at March 31, 2001 compared to nonperforming loans of $81,000 at December 31, 2000 and decreased 15% from $824,000 as of March 31, 2000. There were no OREO balances on the Bank's books at either December 31, 2000 or March 31, 2001.

     As of March 31, 2001 and 2000, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

     Total deposits decreased 6% to $365,336,000 as of March 31, 2001 from $386,966,000 as of December 31, 2000. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances of $366,255,000 remained relatively flat with the average deposits of $367,074,000 for the same period in 2000. All deposit categories had declines in the average outstanding balances. Average savings balances declined 2% at $41,710,000 for the first three months of 2001, compared to $42,515,000 for the same period in 2000. Market Rate Account balances decreased 4% or $2,242,000 from $51,759,000 in average daily outstanding balances for the three months ended March 31, 2000 to $49,518,000 for the same period in 2001. Average outstanding NOW account balances declined 1% or $745,000, from $100,629,000 for the first three months of 2000 to $99,884,000 for the same period in 2001. Non-interest bearing demand deposit average outstanding balances grew 4% or $4,182,000 from $98,085,000 for the three months ended March 31, 2000 to $102,267,000 for the same period in 2000. Average outstanding CD balances decreased 2% or $1,156,000 from $73,934,000 in average outstanding balances for the first three months of 2000 to $72,778,000 for the same period in 2001.


LIQUIDITY, INTEREST RATE SENSITIVITY
------------------------------------

     The Bank's liquidity is maintained by managing its core deposits, purchasing federal funds, selling loans in the secondary market, and borrowing from the FHLB. The Bank's liquid assets include cash and cash equivalents as well as certain unpledged investment securities. Bank management incorporates a liquidity measure, including its ability to borrow from the FHLB to meet liquidity needs and goals. Periodically, the Asset / Liability Committee of the Bank reviews the Bank's liquidity needs and reports its findings to the Risk Management Committee of the Bank's Board of Directors.

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of March 31, 2001, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $52,766,000, or 12.5% of total assets, as of March 31, 2001, compared to total shareholders equity of $50,970,000, or 11.6% of total assets, as of December 31, 2000. As of March 31, 2000, shareholders' equity was $47,468,000, or 11.6% of total assets. The Corporation's risk weighted Tier I capital ratio was 13.23% as of March 31, 2001 compared to 12.49% and 12.13% at December 31, 2000 and March 31, 2000, respectively. The respective Tier II ratios were 14.39%, 13.61% and 13.30%. During the first quarter of 2001, the Corporation declared its regular dividend of $0.18 per share, a 6% increase over $0.17 per share declared during the first quarter of 2000.

     In March 2001, the Corporation elected to continue a stock repurchase program, originally established in March 1997. During the four year period since the establishment of the stock repurchase program, the Corporation repurchased 344,800 shares of its stock at a cost of $8,101,000, for an average cost of $23.50 per share.

   PART II. OTHER INFORMATION
   --------------------------

               March 31, 2001



Item 1.   Legal Proceedings
-------

          None


Item 2.   Changes in Securities
-------

          None


Item 3.   Defaults Upon Senior Securities
-------

          None

Item 4.   Submission of Matters to Vote of Security Holders
-------

          None

Item 5.   Other Information
-------

          None


Item 6.   Exhibits and Reports on Form 8-K
-------

     A Form 8-K was filed by the Registrant during the quarter ended March 31, 2001 announcing the appointment of Frederick C. "Ted" Peters II as President and Chief Executive Officer of Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Bryn Mawr Bank Corporation



  Date: May 10, 2001                    By: /s/Frederick C. Peters II
       ------------------                   --------------------------
                                             Fredrick C. Peters II
                                             President & Chief
                                             Executive Officer


  Date: May 10, 2001                    By:  /s/Joseph W. Rebl
       ---------------                      -------------------
                                             Joseph W. Rebl
                                             Treasurer and
                                             Assistant Secretary