Form 10-Q/A
period 2001-03-31
BRYN MAWR BANK CORP
filed 2001-06-07
CIK 802681

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Report 10-Q/A
                                 Amendment No.1


                                                   Commission File Number
                                                                  0-15261
                                                                  -------

                           Bryn Mawr Bank Corporation

       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                        23-2434506
-------------------------------               ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            identification No.)



 801 Lancaster Avenue, Bryn Mawr, Pennsylvania                  19010
---------------------------------------------------------------------
  (Address of principal executive offices)                  (ZipCode)



Registrant's telephone number, including area code    (610) 525-1700
                                                      ---------------


     The undersigned Registrant hereby amends in its entirety Part I, Item 1 of its Report 10-Q for the period ending March 31, 2001, as set forth below on the following pages. Otherwise the Report 10-Q has not been amended.


Explanatory Note: Reason for Amendment

Shareholders' Equity explanatory notes in the consolidated balance sheets inadvertently reflected the shareholders' information concerning outstanding shares for the period ending March 31, 2000, but the financial information as presented was accurate. The 10-Q/A has been updated to reflect such information as of March 31, 2001 and December 31, 2000.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q/A


                                     INDEX



PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS


     Consolidated Statements of Income for the three
          months ended March 31, 2001 and 2000....................Page 1

     Consolidated Balance Sheets as of March 31 2001,
          December 31, 2000 and March 31, 2000....................Page 2

     Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and 2000....................Page 3

     Consolidated Statements of Comprehensive Income
          for three months ended March 31, 2001 and 2000......... Page 4

      Notes to Consolidated Financial Statements..................Page 5


PART II - OTHER INFORMATION......................................Page 10

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)
                                   Unaudited

                                                                                        Three Months Ended
                                                                                              March 31
                                                                                     2001                  2000
                                                                                  ----------            ----------
Interest income:
     Interest and fees on loans.................................................  $    7,126            $    7,011
     Interest on federal funds sold.............................................         152                   132
     Interest on interest bearing deposits with banks...........................          10                    59
     Interest and dividends on investment securities:
       U.S. Treasury securities.................................................          56                    57
       U.S. Government Agency securities........................................         238                   293
       Obligations of states and political subdivisions.........................          21                    33
       Dividend income..........................................................          32                    34
                                                                                  ----------            ----------
Total interest and dividend income..............................................       7,635                 7,619

Interest expense ...............................................................       1,614                 1,599
                                                                                  ----------            ----------
Net interest income.............................................................       6,021                 6,020
Loan loss provision.............................................................         500                    63
                                                                                  ----------            ----------
Net interest income after loan loss provision...................................       5,521                 5,957
                                                                                  ----------            ----------
Other income:
     Fees for Trust services....................................................       2,292                 2,261
     Service charges on deposits................................................         316                   285
     Other service charges, commissions and fees................................         259                   352
     Net gain on sale of loans..................................................         858                   186
     Other operating income.....................................................       1,030                 1,225
                                                                                  ----------            ----------
Total other income..............................................................       4,755                 4,309
                                                                                  ----------            ----------
Other expenses:
     Salaries and wages.........................................................       3,866                 3,491
     Employee benefits..........................................................         808                   806
     Occupancy and bank premises................................................         572                   536
     Furniture, fixtures, and equipment.........................................         519                   496
     Other operating expenses...................................................       1,273                 1,992
                                                                                  ----------            ----------
Total other expenses............................................................       7,038                 7,321
                                                                                  ----------            ----------
Income before income taxes......................................................       3,238                 2,945
Applicable income taxes.........................................................       1,050                   985
                                                                                  ----------            ----------
Net Income......................................................................  $    2,188            $    1,960
                                                                                  ==========            ==========

Earnings per common share.......................................................  $     0.51            $     0.45
Earnings per common share - assuming dilution...................................  $     0.49            $     0.44
Cash dividends declared.........................................................  $     0.18            $     0.17

Weighted-average shares outstanding.............................................   4,279,131             4,320,467
Dilutive potential common shares................................................     155,039               168,858
                                                                                  ----------            ----------
Adjusted weighted-average shares................................................   4,434,170             4,489,325

The accompanying notes are an integral part of the consolidated financial statements.
* Reclassified for comparative purposes.

                                 Form 10-Q/A

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                                                       March 31,      December 31,      March 31,
                                                                                         2001            2000*            2000
                                                                                      (Unaudited)                      (Unaudited)
                                                                                      -------------------------------------------
Assets
Cash and due from banks.........................................................       $  25,265        $  34,656       $  21,329
Interest bearing deposits with banks............................................             354              322             574
Federal funds sold..............................................................           9,206            6,395           1,074
Investment securities available for sale, at market (amortized cost of $25,085, $26,838 and $29,690 as of March 31, 2001,
     December 31, 2000 and March 31, 2000, respectively)........................          25,204           26,907          29,036
Loans:
     Consumer...................................................................          46,365           61,189          69,765
     Commercial.................................................................         143,379          147,398         122,134
     Real Estate................................................................         152,980          146,419         146,023
                                                                                       ---------        ---------       ---------
         Total loans............................................................         342,724          355,006         337,922
     Less: Allowance for loan losses............................................          (4,367)          (4,320)         (4,323)
                                                                                       ---------        ---------       ---------
         Net loans..............................................................         338,357          350,686         333,599
                                                                                       ---------        ---------       ---------
Premises and equipment, net.....................................................          12,451           12,394          11,888
Accrued interest receivable.....................................................           2,394            2,980           2,371
Goodwill........................................................................           2,929            2,970           3,249
Other real estate owned.........................................................              --               --              --
Other assets....................................................................           7,229            7,115           6,328
                                                                                       ---------        ---------       ---------
         Total assets...........................................................       $ 423,389        $ 444,425       $ 409,448
                                                                                       =========        =========       =========
Liabilities
Deposits:
     Demand, noninterest-bearing................................................       $ 104,276        $ 115,630       $  90,046
     Savings....................................................................         192,168          201,434         192,943
     Time.......................................................................          68,892           69,902          72,886
                                                                                       ---------        ---------       ---------
         Total deposits.........................................................         365,336          386,966         355,875
                                                                                       ---------        ---------       ---------

Other liabilities...............................................................           5,287            6,489           6,105
                                                                                       ---------        ---------       ---------
         Total liabilities......................................................         370,623          393,455         361,980
                                                                                       ---------        ---------       ---------
Shareholders' equity
Common stock, par value $1; authorized 25,000,000 shares at March 31, 2001,
     December 31, 2000 and March 31, 2000; issued 5,227,275, 5,203,719 and
     5,188,617 shares as of March 31, 2001, December 31, 2000 and March 31,
     2000, respectively and outstanding 4,288,602, 4,272,046 and 4,306,259 shares as of March 31, 2001, December 31, 2000
     and March 31, 2000, respectively...........................................           5,227            5,204           5,188
Paid-in capital in excess of par value..........................................           4,942            4,604           4,616
Accumulated other comprehensive income (loss)
     net of taxes...............................................................             120              (42)           (448)
Retained earnings...............................................................          51,908           50,488          46,373
                                                                                       ---------        ---------       ---------
                                                                                          62,197           60,254          55,729
Less: Common stock in treasury at cost -- 938,673, 931,673 and
     882,358 shares as of March 31, 2001, December 31, 2000
     and March 31, 2000, respectively...........................................          (9,431)          (9,284)         (8,261)
                                                                                       ---------        ---------       ---------
     Total shareholders' equity.................................................          52,766           50,970          47,468
                                                                                       ---------        ---------       ---------
     Total liabilities and shareholders' equity.................................       $ 423,389        $ 444,425       $ 409,448
                                                                                       =========        =========       =========

The accompanying notes are an integral part of consolidated financial statements.
* - Reclassified for comparative purposes.

                                  Form 10-Q/A

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                   Unaudited

                                                                                           Three Months Ended
                                                                                                 March 31
                                                                                      -------------------------------
                                                                                         2001                  2000
                                                                                      ---------             ---------
Operating activities:
Net Income......................................................................      $   2,188             $   1,960
Adjustments to reconcile net income to net cash provided by
operating activities:

   Provision for loan losses....................................................            500                    63
   Provision for depreciation and amortization..................................            497                   365
   Loans originated for resale..................................................        (51,878)               (8,339)
   Proceeds from loans sold.....................................................         55,371                 9,979
   Gain on sale of loans........................................................            298                   (72)
   Provision for deferred income taxes (benefit)................................            (44)                  (66)
   Change in accrued interest receivable........................................            586                    40
  Change in accrued interest payable............................................           (239)                   58
   Other........................................................................           (257)               (3,289)
                                                                                      ---------             ---------
      Net cash provided by operating activities.................................          7,022                   699
                                                                                      ---------             ---------
Investing activities:
Purchases of investment securities..............................................         (5,002)                 (250)
Proceeds from call of investment securities.....................................          7,001                   752
Loan repayments ................................................................          8,537                 4,592
Loans purchased ................................................................           (752)               (5,283)
Purchases of premises and equipment.............................................           (473)                 (368)
                                                                                      ---------             ---------
      Net cash provided (used) by investing activities..........................          9,311                  (557)
                                                                                      ---------             ---------
Financing activities:
Net decrease in demand and savings deposits.....................................        (20,620)               (9,858)
Net decrease in time deposits...................................................         (1,010)               (5,335)
Repayment of short term borrowings..............................................              -               (10,000)
Dividends paid..................................................................           (769)                 (736)
Proceeds from issuance of common stock..........................................            361                   157
Purchase of treasury stock......................................................           (147)                 (573)
Repayment of mortgage debt......................................................            (10)                   (8)
                                                                                      ---------             ---------
      Net cash used by financing activities.....................................        (22,195)              (26,353)

                                                                                      ---------             ---------
Decrease in cash and cash equivalents...........................................         (5,862)              (26,211)
Cash and cash equivalents at beginning of period................................         40,687                49,213
                                                                                      ---------             ---------
Cash and cash equivalents at end of period......................................      $  34,825             $  23,002
                                                                                      =========             =========

The accompanying notes are an integral part of the consolidated financial statements.

                                  Form 10-Q/A

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In Thousands)
                                   Unaudited

                                                        Three Months Ended
                                                             March 31
                                                          2001      2000
                                                        ------------------

     Net Income.......................................  $ 2,188    $ 1,960
     Other comprehensive income:
        Unrealized holding gains (losses) on
          available-for-sale securities...............      246        (89)
        Deferred income tax (benefit) expense on
          unrealized holding gains (losses) on
          available for sale securities...............      (84)        30
                                                        -------    -------

     Comprehensive net income.........................  $ 2,350    $ 1,901
                                                        =======    =======

The accompanying notes are an integral part of the consolidated financial statements

                                  Form 10-Q/A
                                    Page 4

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

                                  Form 10-Q/A

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

     When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Corporation's impaired loans, which amounted to $698,000, $10,000 and $720,000 at March 31, 2001, December 31, 2000 and March 31, 2000, respectively, were placed on nonaccrual status and any outstanding

                                  Form 10-Q/A
accrued interest receivable on such loans at the time they were placed on nonaccrual status, was reversed from income.

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

     When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either quarter ended March 31, 2001 or 2000. ___ Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no loans considered impaired were removed from the impaired loan status, during the first quarter of either 2001 or 2000.

     Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

                                  Form 10-Q/A

6.   Allowance for Possible Loan Losses:

          The summary of changes in the allowance is as follows:

                                            three months ended year ended
                                                 March 31,     December 31,
                                              2001      2000      2000
                                              ----      ----      ----


Balance, beginning of period                 $4,320   $4,400      $4,400
Charge-offs:
    Consumer                                    (65)    (166)       (355)
    Commercial and industrial                  (870)       0         (32)
    Real estate                                   0        0         (12)
                                             ------   ------      ------
             Total charge-offs                 (935)    (166)       (399)
                                             ------   ------      ------
Recoveries:
    Consumer                                      4       26          66
    Commercial and industrial                     2        0           3
    Real estate                                 476        0           0
                                             ------   ------      ------
             Total recoveries                   482       26          69
                                             ------   ------      ------

             Net (charge-offs)/recoveries      (453)    (140)       (330)

Provision for loan losses                       500       63         250

Balance, End of period                       $4,367   $4,323      $4,320
                                             ======   ======      ======

                                  Form 10-Q/A

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

Segment information for the three months ended March 31, 2001 and 2000 is as follows:

                                                                    (Dollars in thousands)
                            ---------------------------------------------------  ---------------------------------------------------
                                                   2001                                                 2000
                                                Mortgage    All                                      Mortgage    All
                              Banking    Trust  Banking    Other  Consolidated     Banking    Trust  Banking    Other  Consolidated
                            --------------------------------------------------------------------------------------------------------
Net interest income             5,905       --       --       116        6,021       6,020       --       --        --        6,020
Less Loan loss provision          500       --       --        --          500          63       --       --        --           63
                            ---------------------------------------------------  ---------------------------------------------------
Net interest income after
      loan loss provision       5,405       --       --       116        5,521       5,957       --       --        --        5,957

Intersegment interest
      (revenues)                  103                        (103)           0           0                           0            0
                            ---------------------------------------------------  ---------------------------------------------------
   expenses *

Net interest income after
    loan loss provision and     5,508       --       --        13        5,521       5,957       --       --         0        5,957
    eliminations

Other income:
   Fees for investment
      management and trust
      services                     --    2,292       --        --        2,292          --    2,261       --        --        2,261
   Other income                   674       --      960       830        2,464         604       --      382     1,062        2,048
                            ---------------------------------------------------  ---------------------------------------------------
Total other income                674    2,292      960       830        4,756         604    2,261      382     1,062        4,309

Other expenses:
   Salaries and benefits        2,952      929      217       576        4,674       2,543      976      151       627        4,297
   Occupancy                      765      198       71        57        1,091         829      113       38        52        1,032
   Other operating expense        700      251      105       217        1,273       1,217      241       62       472        1,992
                            ---------------------------------------------------  ---------------------------------------------------
Total other expense             4,417    1,378      393       850        7,038       4,589    1,330      251     1,151        7,321
                            ---------------------------------------------------  ---------------------------------------------------

Segment profit (loss)           1,765      914      567        (7)       3,239       1,972      931      131       (89)       2,945

Intersegment (revenues)
   expenses *                      13       41       --       (54)          (0)         (8)      59       --       (51)           0
                            ---------------------------------------------------  ---------------------------------------------------

Segment profit after
   eliminations                 1,778      955      567       (61)       3,239       1,964      990      131      (140)       2,945
                            ===================================================  ===================================================

% of segment profit (loss)         55%      29%      18%       -2%         100%         67%      34%       4%       -5%         100%
                            ---------------------------------------------------  ---------------------------------------------------

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





                          Bryn Mawr Bank Corporation




           Date:  June 7, 2001         By: /s/ Frederick C. Peters II
                --------------------       --------------------------
                                             Fredrick C. Peters II
                                             President & Chief
                                             Executive Officer





           Date:   June 7, 2001        By: /s/ Joseph W. Rebl
                -----------------          -------------------
                                             Joseph W. Rebl
                                             Treasurer and
                                             Assistant Secretary

                                  Form 10-Q/A
                                    Page 10