Form 10-Q
period 2001-06-30
BRYN MAWR BANK CORP
filed 2001-08-10
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

       Quarterly Report Under Section 13 or 15 (d) of the Securities and
                             Exchange Act of 1934.


For Quarter ended June 30, 2001                   Commission File Number 0-15261

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

                   Yes  X        No _____
                       ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


     Class                       Outstanding at August 1, 2001
--------------------------
Common Stock, par value $1              4,342,711

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                          QUARTER ENDED June 30, 2001

                                     INDEX




PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS


     Consolidated Statements of Income for the six
           months ended June 30, 2001 and 2000................   Page 1

     Consolidated Statements of Income for the three
           months ended June 30, 2001 and 2000................   Page 2

     Consolidated Balance Sheets as of June 30 2001,
           December 31, 2000 and June 30, 2000................   Page 3

      Consolidated Statements of Cash Flows for the six
           months ended June 30, 2001 and 2000................   Page 4

      Consolidated Statements of Comprehensive Income for
           the three months ended June 30, 2001 and 2000 and
           the six months ended June 30, 2001 and 2000 .......   Page 5

      Notes to Consolidated Financial Statements..............   Page 6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......   Page 12



PART II - OTHER INFORMATION...................................   Page 21

                         PART I. FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                   Unaudited

                                                                                               Six Months Ended
                                                                                                     June 30
                                                                                           2001                2000**
                                                                                       ------------         ------------
Interest income:
   Interest and fees on loans....................................................      $    14,380          $    14,367
   Interest on federal funds sold................................................              212                  236
   Interest on interest bearing deposits with banks..............................               14                   78
   Interest and dividends on investment securities:
   U.S. Treasury securities......................................................              113                  113
   U.S. Government Agency securities.............................................              460                  590
   Obligations of states and political subdivisions..............................               39                   65
   Dividend income...............................................................               66                   67
                                                                                       -----------          -----------
Total interest and dividend income...............................................           15,284               15,516
Interest expense.................................................................            3,163                3,276
                                                                                       -----------          -----------
Net interest income..............................................................           12,121               12,240
Loan loss provision..............................................................              700                  125
                                                                                       -----------          -----------
Net interest income after loan loss provision....................................           11,421               12,115
                                                                                       -----------          -----------
Other income:
      Fees for Trust services....................................................            4,561                4,563
      Service charges on deposits................................................              679                  553
      Other service charges, commissions and fees................................              405                  535
      Net gain on sale of loans..................................................            1,887                  503
      Other operating income.....................................................            2,297                2,666
                                                                                       -----------          -----------
Total other income...............................................................            9,829                8,820
                                                                                       -----------          -----------

Other expenses:
      Salaries and wages.........................................................            8,012                7,408
      Employee benefits..........................................................            1,481                  990
      Occupancy and bank premises................................................            1,089                1,074
      Furniture, fixtures, and equipment.........................................              997                1,047
      Other operating expenses...................................................            3,050                4,620
                                                                                       -----------          -----------
Total other expenses.............................................................           14,629               15,139
                                                                                       -----------          -----------
Income before income taxes.......................................................            6,621                5,796
Applicable income taxes..........................................................            2,274                2,129
                                                                                       -----------          -----------
Net Income.......................................................................      $     4,347          $     3,667
                                                                                       ===========          ===========
Earnings per common share........................................................      $      1.01          $      0.85
Diluted earnings per share.......................................................      $      0.98          $      0.82
Cash dividends declared..........................................................      $      0.36          $      0.34

Weighted-average shares outstanding..............................................        4,316,036            4,311,149
Dilutive potential common shares.................................................          123,901              163,850
                                                                                       ------------         -----------
Adjusted weighted-average shares.................................................        4,439,937            4,474,999

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
** Reclassified for comparitive purposes

                                   Form 10-Q

                             FINANCIAL STATEMENTS
                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                   Unaudited

                                                                                         Three Months Ended
                                                                                               June 30
                                                                                    2001                   2000**
                                                                                 ----------             ----------
Interest income:
      Interest and fees on loans.......................................          $    7,252             $    7,355
      Interest on federal funds sold...................................                  60                    104
      Interest on interest bearing deposits with banks.................                   4                     19
      Interest and dividends on investment securities:
         U.S. Treasury securities......................................                  57                     56
         U.S. Government Agency securities.............................                 222                    297
         Obligations of states and political subdivisions..............                  20                     33
         Dividend income...............................................                  34                     33
                                                                                 ----------             ----------
Total interest income..................................................               7,649                  7,897

Interest expense.......................................................               1,549                  1,677
                                                                                 ----------             ----------
Net interest income....................................................               6,100                  6,220
Loan loss provision....................................................                 200                     62
                                                                                 ----------             ----------
Net interest income after loan loss provision..........................               5,900                  6,158
                                                                                 ----------             ----------

Other income:
      Fees for Trust services..........................................               2,269                  2,302
      Service charges on deposits......................................                 363                    268
      Other service charges, commissions and fees......................                 146                    183
      Net gain on sale of loans........................................               1,029                    317
      Other operating income...........................................               1,267                  1,441
                                                                                 ----------             ----------
Total other income.....................................................               5,074                  4,511
                                                                                 ----------             ----------
Other expenses:
      Salaries and wages...............................................               4,146                  3,917
      Employee benefits................................................                 673                    184
      Occupancy and bank premises......................................                 517                    538
      Furniture, fixtures, and equipment...............................                 478                    551
      Other operating expenses.........................................               1,777                  2,628
                                                                                 ----------             ----------
Total other expenses...................................................               7,591                  7,818
                                                                                 ----------             ----------
Income before income taxes.............................................               3,383                  2,851
Applicable income taxes................................................               1,224                  1,144
                                                                                 ----------             ----------
Net Income.............................................................          $    2,159             $    1,707
                                                                                 ==========             ==========

Earnings per common share..............................................          $     0.50             $     0.40
Diluted earnings per share.............................................          $     0.48             $     0.38
Cash dividends declared................................................          $     0.18             $     0.17

Weighted-average shares outstanding....................................           4,352,536              4,301,830
Dilutive potential common shares.......................................             142,077                161,459
                                                                                 ----------             ----------
Adjusted weighted-average shares.......................................           4,494,613              4,463,289

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
** Reclassified for comparitive purposes

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                          June 30,      December   June 30
                                                                            2001         2000*       2000
                                                                         (Unaudited)              (Unaudited)
                                                                        --------------------------------------
Assets
Cash and due from banks..............................................   $  26,756   $  34,656   $   27,051
Interest bearing deposits with banks.................................         850         322          507
Federal funds sold...................................................       1,249       6,395        6,451
Investment securities available for sale, at market (amortized cost of $23,287,  $26,821 and $29,709 as of June 30, 2001,
      December 31, 2000 and June 30, 2000, respectively).............      23,451      26,757       29,120
Loans:
      Consumer.......................................................      49,484      61,189       69,133
      Commercial.....................................................     147,624     147,398      126,387
      Real estate....................................................     179,458     146,419      157,840
      Other loans....................................................         150         150          150
                                                                        ---------   ---------   ----------
          Total loans................................................     376,717     355,156      353,510
      Less: Allowance for possible loan losses.......................      (4,450)     (4,320)      (4,328)
                                                                        ---------   ---------   ----------
          Net loans..................................................     372,267     350,836      349,182
                                                                        ---------   ---------   ----------
Premises and equipment, net..........................................      12,676      12,394       12,232
Accrued interest receivable..........................................       2,294       2,980        2,578
Goodwill, net........................................................       2,888       2,970        3,053
Other assets.........................................................       8,115       7,115        6,167
                                                                        ---------   ---------   ----------
          Total assets...............................................   $ 450,546   $ 444,425   $  436,341
                                                                        =========   =========   ==========

Liabilities
Deposits:
      Demand, non-interest-bearing...................................   $ 105,268   $ 115,630   $  103,449
      Savings........................................................     186,835     201,434      192,267
      Time...........................................................      79,981      69,902       71,833
                                                                        ---------   ---------   ----------
          Total deposits.............................................     372,084     386,966      367,549
                                                                        ---------   ---------   ----------

Borrowed funds.......................................................      17,095          --       15,000
Other liabilities....................................................       7,279       6,489        5,461
                                                                        ---------   ---------   ----------
          Total liabilities..........................................     396,458     393,455      388,010
                                                                        ---------   ---------   ----------
Shareholders' equity
Commonstock, par value $1; authorized 25,000,000
      shares; issued 5,371,275, 5,203,719 and 5,191,455 shares
      as of June 30, 2001, December 31, 2000 and June 30, 2000,
      respectively and outstanding of 4,341,711, 4,272,046 and
      4,301,282 shares as of June 30, 2001, December 31, 2000
      and June 30, 2000, respectively................................       5,308       5,204        5,191
Paid-in capital in excess of par value...............................       5,693       4,604        4,622
Accumulated other comprehensive income (loss)
      net of taxes...................................................         108         (42)        (389)
Retained earnings....................................................      53,286      50,488       47,349
                                                                        ---------   ---------   ----------
                                                                           64,395      60,254       56,773
Less: Common stock in treasury at cost -- 966,564, 931,673 and
      890,173 shares as of June 30, 2001, December 31, 2000
      and June 30, 2000, respectively................................     (10,307)     (9,284)      (8,442)
                                                                        ---------   ---------   ----------
      Total shareholders' equity.....................................      54,088      50,970       48,331
                                                                        ---------   ---------   ----------
      Total liabilities and shareholders' equity.....................   $ 450,546   $ 444,425   $  436,341
                                                                        =========   =========   ==========

The accompanying notes are an integral part of the consolidated financial statements
* Reclassified for comparitive purposes

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)
                                   Unaudited

                                                                                        Six Months Ended
                                                                                             June 30
                                                                               --------------------------------
                                                                                   2001                   2000
                                                                               ------------         -----------
Operating activities:
Net Income.................................................................    $  4,347                $  3,667
Adjustments to reconcile net income to net cash (used) provided by operating activities:

Provision for loan losses..................................................         700                     125
Provision for depreciation and amortization................................         901                     743
Loans originated for resale................................................    (132,332)                (29,579)
Proceeds from loans sold...................................................     125,164                  29,014
Gain on sale of loans......................................................      (1,887)                   (503)
(Decrease) increase in deferred income taxes...............................        (333)                     11
Increase in tax receivable.................................................         686                       -
Increase (decrease) in interest receivable.................................         685                    (166)
Increase in interest payable...............................................         132                     231
Other......................................................................        (802)                 (3,949)
                                                                               --------                --------
      Net cash (used) provided by operating activities.....................      (2,739)                   (406)
                                                                               --------                --------
Investing activities:
Purchases of investment securities.........................................      (9,054)                   (400)
Proceeds from maturity and calls of fixed income securities................      12,587                     830
Loan origination , net.....................................................     (12,007)                 (2,887)
Loans purchased (dealer loans).............................................      (1,067)                (10,663)
Purchases of premises and equipment........................................      (1,051)                 (1,087)
                                                                               --------                --------
      Net cash used by investing activities................................     (10,592)                (14,207)
                                                                               --------                --------

Financing activities:
Change in demand and savings deposits......................................     (24,961)                  2,869
Net increase (decrease) in time deposits...................................      10,079                  (6,388)
Dividends paid.............................................................      (1,549)                 (1,467)
Repayment of mortgage debt.................................................         (21)                    (17)
Purchases of treasury stock................................................      (1,023)                   (754)
Proceeds from borrowed funds...............................................      17,095                   5,000
Proceeds from issuance of common stock.....................................       1,193                     166
                                                                               --------                --------
      Net cash used by financing activities................................         813                    (591)
                                                                               --------                --------
Decrease in cash and cash equivalents......................................     (12,518)                (15,204)
Cash and cash equivalents at beginning of period...........................      41,373                  49,213
                                                                               --------                --------
Cash and cash equivalents at end of
period.....................................................................    $ 28,855                $ 34,009
                                                                               ========                ========

Supplemental cash flow information:
   Income taxes paid.......................................................    $  2,399                $  1,207
   Interest paid...........................................................    $  3,229                $  2,476

The accompanying notes are an integral part of the consolidated financial statements

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (In Thousands)
                                   Unaudited


                                                                       Three Months Ended            Six Months Ended
                                                                            June 30                       June 30
                                                                       2001         2000             2001         2000
                                                                     ----------------------       ----------------------
         Net Income..............................................    $  2,159     $  1,707        $  4,347      $  3,667
         Other comprehensive income:
               Unrealized holding (losses) gains on
                   available-for-sale securities.................         (19)          89             164             -
                Deferred income tax expense (benefit) on
                    unrealized holding (losses) gains  on
                    available for sale securities................           6          (30)            (56)            -
                                                                     --------     --------        --------      --------

         Comprehensive net income................................    $  2,146     $  1,766        $  4,455      $  3,667
                                                                     ========     ========        ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2001 AND 2000
                                  (Unaudited)


1.   Unaudited Interim Results:

         The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of June 30, 2001 and 2000, the related consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000, the related consolidated statements of income for the six month periods and three month periods ended June 30, 2001 and 2000 and the related consolidated statements of comprehensive income for the six month periods and three month periods ended June 30, 2001 and 2000 are all unaudited.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principals generally accepted in the United States of America. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 2000 Annual Report incorporated in the 2000 Form 10-K (Exhibit #13).


2.   Earnings Per Common Share:

         Reference is made to Note #12, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 2000 Annual Report incorporated in the 2000 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three and six-month periods ended June 30, 2001 and 2000.

3.   Disclosure of Accounting Policy:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with banks and federal funds sold.

4.   Adoption of Financial Accounting Standards:

         In June 1998, Statement of Financial Accounting Standard No. 133

                                   Form 10-Q

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

         In September 2000, Statement of Financial Accounting Standard No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") was issued. SFAS No. 140 replaces Statement of Financial Accounting Standard No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125").

SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their respective fair values. The Corporation has adopted SFAS No. 125 in accounting for its mortgages servicing rights and, therefore, the adoption of SFAS No. 140 will not have a material impact on the financial condition or results of operations of the Corporation.

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

         As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers a number of factors, such as a borrower's financial strength, the value of related collateral and the ability to continue to meet the original contractual terms of a loan. Major risk classifications, used to aggregate loans, include credit or the risk of failure to repay a loan and concentration risk. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments. An insignificant delay or shortfall is a temporary delay in the payment process of a loan. However, under these circumstances, the Corporation's

                                   Form 10-Q
subsidiary, The Bryn Mawr Trust Company (the "Bank"), expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

         When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered nonperforming loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Corporation's impaired loans, which amounted to $696,000, $10,000 and $82,000 at June 30, 2001, December 31, 2000 and June 30, 2000, respectively, were placed on nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were placed on nonaccrual status, was reversed from income.

         Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of June 30, 2001, December 31, 2000 and June 30, 2000, no impaired loans were measured using the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $696,000, $10,000 and $82,000, respectively.

         If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. All impairment reserves established in either 2001 or 2000 were allocated from the existing reserve for loan losses. As of June 30, 2001 and June 30, 2000, there were $660,000 and $33,000, respectively of impaired loans for which there is a related allowance for loan losses. As of December 31, 2000,there were no impaired loans for which there was a related allowance for loan losses. The total related allowance for loan losses as of June 30, 2001 and 2000 were $350,000 and $10,000, respectively. As of December 31, 2000, there was no allowance for loan losses allocated to impaired loans. Impaired loans for which no loan loss allowance was allocated amounted to $36,000, at June 30, 2001, $10,000, at December 31, 2000 and $49,000 at June 30, 2000. Average impaired loans as of June 30, 2001, December 31, 2000 and June 30, 2000 amounted to $481,000, $337,000 and $614,000,respectively.

         When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either six-month period ended June 30, 2001 or 2000. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no loans considered impaired were removed from the impaired loan status, during the first six months of 2001 or 2000.

                                   Form 10-Q

         Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

                                   Form 10-Q

6. Allowance for Possible Loan Losses:


     The summary of changes in the allowance is as follows:

                                           Six Months ended       Year ended
                                               June, 30           December,31
                                           2001        2000          2000
                                           ----        ----          -----
Balance, Beginning of period              $4,320      $4,400        $4,400
Charge-offs:
     Consumer                               (119)       (227)         (355)
     Commercial and industrial              (941)          0           (32)
     Real estate                               0           0           (12)
                                          ------      ------        ------
          Total charge-offs                (1060)       (227)         (399)
                                          ------      ------        ------
Recoveries:
     Consumer                                 12          30            66
     Commercial and industrial                 2           0             3
     Real estate                             476           0             0
                                          ------      ------        ------

          Total recoveries                   490          30            69
                                          ------      ------        ------
          Net (charge-offs)/ recoveries     (570)       (197)         (330)

Provision for loan losses                    700         125           250
                                          ------      ------        ------
Balance, End of period                    $4,450      $4,328        $4,320
                                          ======      ======        ======

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

Segment information for the six months ended June 30, 2001 and 2000 is as follows:

                                      --------------------------------------------------------------------------------
                                                                            2001
                                                                        Mortgage           All
                                          Banking         Trust          Banking          Other          Consolidated
                                      --------------------------------------------------------------------------------
Net interest income                       $11,904         $   --          $   --          $  217               $12,121
Less Loan loss provision                      700             --              --              --                   700
                                      --------------------------------------------------------------------------------
Net interest income after
      loan loss provision                  11,204             --              --             217                11,421

Intersegment interest (revenues)
   expenses *                                 198             --              --            (198)                   --
                                      --------------------------------------------------------------------------------

Net interest income after
      loan loss provision and
      eliminations                         11,402             --              --              --                11,421

Other income:
   Fees for investment
      management and trust
      services                                 --          4,561              --              --                 4,561
   Other income                             1,409              8           2,134           1,717                 5,268
                                      --------------------------------------------------------------------------------
Total other income                          1,409          4,569           2,134           1,717                 9,829

Other expenses:
   Salaries and benefits                    6,088          1,791             439           1,175                 9,493
   Occupancy                                1,557            335              85             109                 2,086
   Other operating expense                  1,764            541             281             464                 3,050
                                      --------------------------------------------------------------------------------
Total other expense                         9,409          2,667             805           1,748                14,629
                                      --------------------------------------------------------------------------------

Segment profit (loss)                       3,204          1,902           1,329             186                 6,621

Intersegment (revenues)
   expenses **                                 25             83              --            (108)                   --
                                      --------------------------------------------------------------------------------

Segment profit after
   eliminations                           $ 3,229         $1,985          $1,329          $   78               $ 6,621
                                      ================================================================================

% of segment profit (loss)                     49%            30%             20%              1%                  100%
                                      --------------------------------------------------------------------------------


                                          ----------------------------------------------------------------------------
                                                                            2000
                                                                        Mortgage           All
                                          Banking         Trust          Banking          Other          Consolidated
                                          ----------------------------------------------------------------------------
Net interest income                       $12,236         $   --          $   --          $    4               $12,240
Less Loan loss provision                      125             --              --              --                   125
                                          ----------------------------------------------------------------------------
Net interest income after
      loan loss provision                  12,111             --              --               4                12,115

Intersegment interest (revenues)
   expenses *                                  --             --              --              --                    --
                                          ----------------------------------------------------------------------------

Net interest income after
      loan loss provision and
      eliminations                         12,111             --              --               4                12,115

Other income:
   Fees for investment
      management and trust
      services                                 --          4,563              --              --                 4,563
   Other income                             1,291              4             888           2,074                 4,257
                                          ----------------------------------------------------------------------------
Total other income                          1,291          4,567             888           2,074                 8,820

Other expenses:
   Salaries and benefits                    4,901          1,962             318           1,217                 8,398
   Occupancy                                  849            141              39              46                 1,075
   Other operating expense                  3,692            585             175           1,214                 5,666
                                          ----------------------------------------------------------------------------
Total other expense                         9,442          2,688             532           2,477                15,139
                                          ----------------------------------------------------------------------------

Segment profit (loss)                       3,960          1,879             356            (399)                5,796

Intersegment (revenues)
   expenses **                                (10)           118              --            (108)                   --
                                          ----------------------------------------------------------------------------

Segment profit after
   eliminations                           $ 3,950         $1,997          $  356           ($507)              $ 5,796
                                          ============================================================================

% of segment profit (loss)                     68%            34%              6%             -9%                  100%
                                          ----------------------------------------------------------------------------

*- Bryn Mawr Finance, Inc. provides intercompany financing to the The Bryn Mawr
   Trust Company and Joseph W. Roskos & Co. Intersegment interest revenues and expenses consist of interest payments made by The Bryn Mawr Trust Company and Joseph W. Roskos & Co. to Bryn Mawr Finance, Inc.
**-Intersegment revenues consist of rental payments to Bryn Mawr Bank
   Corporation from its subsidiaries. Intersegment expenses consist of a $2,500 management fee, paid by Bryn Mawr Bank Corporation to the Bank.

                                   Form 10-Q

Item 2.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the three months and six months ended June 30, 2001 and 2000, as well as the financial condition of the Corporation as of June 30, 2001, December 31, 2000 and June 30, 2000. The Bryn Mawr Trust Company (the "Bank"), Bryn Mawr Advisors ("BMA"); (formerly Tax Counsellors of Bryn Mawr, Inc.), Bryn Mawr Brokerage Company, Inc. ("BM Brokerage"), Bryn Mawr Asset Management (formerly CDC Capital Management, Inc. ("CDC"))and Joseph W. Roskos & Co., Inc. ("JWR&Co") are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") is a wholly-owned subsidiary of the Bank and Bryn Mawr Finance, Inc. ("BMF") is a wholly owned subsidiary of JWR&Co.

RESULTS OF OPERATIONS
---------------------

         The Corporation reported net income of $4,347,000 for the six months ended June 30, 2001, a 19% increase from $3,667,000 reported for the same period in 2000. Earnings per common share amounted to $1.01, a 19% increase over the $0.85 reported for the same period in 2000. Diluted earnings per share were $0.98 and $0.82, respectively. During the first six months of 2000,a management change in Bryn Mawr Asset Management created a non-recurring expense related to contractual severance and the elimination of the remaining goodwill of the subsidiary. Exclusive of the non-recurring items referred to above net income increased 12% for the first six months of 2001, compared to the same period in 2000. This increase is primarily attributable to an increase in other income, up $1,009,000 or 11% over the first six months of 2000. This is a result of the significant increase in loan sale activity, associated with mortgage loan refinancings that were stimulated by a decline in interest rates. Total net interest income for the first six months of 2001 is $119,000 below the first six months of 2000. While loan balances increased $23,200,000 or 6.6% from the same period in 2000, the effect of this increase was offset by the decline in interest rates during the first six months of 2001. There are a number of economic indicators pointing to a slowing of the economy and, during the first quarter of 2001, the Corporation's management identified a problem commercial loan, which was put on nonaccrual status and written down by $870,000. These factors have prompted Corporation management to increase the provision for loan loss to $700,000 for the first six months of 2001, compared to $125,000 for the for the same period in 2000.

         During the first quarter of 2001, there was a recovery of $355,000 in expense related to a prior year problem loan. This recovery, in conjunction with the non-recurring expense in 2000, is primarily responsible for a 3% decline in other expense for the first six months of

                                   Form 10-Q

2001, compared to the same period of 2000.

    For the second quarter 2001, the Corporation reported net income of $2,159,000, a 26% increase from the $1,707,000, reported for the second quarter of 2000. For the three months ended June 30, 2001 and 2000, earnings per common share amounted to $0.50 and $0.40 respectively. The 26% increase in earnings for the second quarter was due to the non-recurring items detailed in the year-to-date earnings explanation above. Exclusive of the non-recurring items, net income increased 12% in the second quarter of 2001 compared to the second quarter of 2000. This increase is mainly due to the $563,000 or 12% increase in other income resulting from the loan sale activity caused by mortgage loan refinancings. Total net interest income for the second quarter of 2001 is $110,000 below the same period in 2000. This decrease is the result of the continued decline in interest rates during the second quarter of 2001. There are a number of economic indicators pointing to a slowing of the economy, which have prompted Corporation management to increase the provision for loan loss to $200,000 for the second quarter 2001, compared to $63,000 for the same period in 2000. For the three months ended June 30, 2001, exclusive of non-recurring expenses, other expenses are basically equal with the second quarter of 2000.

           Average outstanding loan balances for the first six months of 2001 grew 4.7% from average outstanding loan balances for the first six months of 2000. Partially funding this growth in average outstanding loans was an increase in total average deposits from $363,525,000 as of June 2000 to $366,068,000 as of June 2001 or a 1% increase. Additional funding was provided by a 16% decrease in average investments. Average outstanding balances of non-interest bearing demand deposit accounts increased 6% and NOW accounts declined 1.7%, while the average outstanding balances of certificates of deposit ("CDs") remained virtually unchanged. Average balances of money market accounts and savings deposits declined by 1.2% and 2.7% respectively.

         The prime rate decreased 275 basis points from 9.50% at June 30, 2000 to 6.75% at June 30, 2001. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. The overall annualized yield on earning assets decreased by 17 basis points, from 8.00% at June 30, 2000 to 7.83% for the same period in 2001.

         Compared to the first half of 2000, the average cost of funds for the respective periods decreased 9 basis points, from 1.75% in 2000 to 1.66% in 2001.

         The result of the decline in yields on earning assets and the decline in the cost of funds was a decrease in the Bank's annualized net interest margin, to 6.17% for the first six months of 2001 compared to 6.25% for the same period in 2000. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or

                                   Form 10-Q
are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

         For the six months ended June 30, 2001, net interest income after loan loss provision declined 5.7% to $11,421,000 from $12,115,000 in 2000. Total interest income dropped 1.5% for the first six months of 2001, to $15,284,000 from $15,516,000 for the first six months of 2000. Interest expense decreased 3.5% for the six months ended June 30, 2001, to $3,163,000 compared to $3,276,000 for the first six months of 2000. The yield on earning assets for the first six months of 2000 was 7.83% compared to 8.0% for the first six months of 2000. The effective rate paid on interest bearing deposits for the first six months of 2001 and 2000 was 2.4%.

         Interest and fees on loans increased .1% from $14,367,000 for the first six months of 2000 to $14,380,000 for the first six months of 2001. A 3% increase in average outstanding loan balances for the first six months of 2001, to $351,902,000, compared to $341,557,000 for the same period in 2000, offset by a 17 basis point decline in the annualized average yield on earning assets are the primary reasons for no significant change in loan related interest and fee income.

         Interest and dividend income on investments decreased $157,000 or 19%, from $835,000 for the first six months of 2000 to $678,000 for the first six months of 2001. Interest from U.S. Treasury obligations remained flat at $113,000 for the first six months of 2001 and 2000, respectively. Interest income on U.S. Government Agency securities decreased 22% from $590,000 for the six months ended June 30, 2000 to $460,000 at June 30, 2001. A 19% decrease in the average balance of U.S. Government Agency securities, from $20,363,000 for the six months ended June 30, 2000 to $16,470,000 for the same period in 2001, is primarily responsible for the related 22% decrease in interest income. The overall yield on the remaining investment securities decreased from 5.7% for the first six months of 2000 to 5.6% for the first six months of 2001. This is a result of the lower rate environment increasing the securities being called and lower rates being paid on new purchases during the twelve-month period.

         Interest expense on deposits decreased 3% or $113,000, to $3,163,000 for the six months ended June 30, 2001 compared to $3,276,000 for the same period in 2000. The average cost of interest bearing deposits remained flat at 2.2% for the six months ended June 30, 2001 and June 30, 2000. The average interest bearing deposit balances decreased 1% to $268,574,000 at June 30, 2001 compared to $272,424,000 for the same period in 2000. Average balances of non-transaction savings accounts decreased 3% for the first six months of 2001, compared to the same period in 2000, while average balances of money market accounts decreased 1% and CDs remained even with June 30, 2000. The Bank's average transaction based NOW account decreased 2% and non-interest bearing demand deposit account balances

                                   Form 10-Q
increased 6%. The annualized cost of CDs increased 30 basis points, from 4.9% for the first six months of 2000 to 5.2% for the same period in 2001. The average cost of both money market and savings accounts decreased 30 basis points, while NOW accounts remained unchanged for the first six months of 2001, compared to the same period in 2000. The average cost of deposits, including non-interest-bearing demand deposits decreased from 1.77% for the first half of 2000, to 1.66% for the first half of 2001.

         For the second quarter of 2001 compared to the second quarter of 2000, net interest income after loan loss provision decreased 4%. This is due to the decrease in the prime rate from 9.5% as of June 30, 2000 to 6.75% June 30, 2001. Partially offsetting the decrease in interest income of $248,000 from $7,897,000 as of June 30, 2000 to $7,649,000 as of June 30, 2001, is a decrease in interest expense. Interest expense declined $128,000 from $1,677,000 in the second quarter of 2000 to $1,549,000 in the second quarter of 2001. This decrease in interest expense is due to the decrease in the rates paid on money market accounts, saving accounts and NOW accounts.

    The Bank's asset / liability structure is asset rate sensitive, which should cause a decrease in the net interest margin, should interest rates decrease. Therefore, the 175 basis point decrease in the prime rate over the past twelve months is partially responsible for an 8 basis point decline in the annualized net interest margin for the first six months of 2001, when compared to the same period in 2000. For the first six months of 2001, the net interest margin decreased to 6.17% from 6.25%, for the same period in 2000. The net interest margin is computed exclusive of related loan fee income.


LOAN LOSS PROVISION
-------------------

         As previously indicated, a slowing of the economy, coupled with the identification and writedown of a loan put on nonaccrual status during the first quarter of 2001, prompted Corporation management to increase the provision for loan loss to $700,000 for the first six months of 2001, a $575,000 increase over $125,000 for the same period in 2000. The loan loss reserve amounted to 1.18% of outstanding loans at June 30, 2001. Delinquencies, as a percentage of outstanding loans, were 29 basis points as of June 30, 2001 compared to 39 basis points for the same period in 2000. Nonperforming loans increased to $673,000 as of June 30, 2001, compared to $81,000 as of December 31, 2000 and $86,000 as of June 30, 2000. Based on the results of both an internal and external loan review process and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of June 30, 2001.

OTHER INCOME
------------

         Total other income of $9,829,000 for the six months ended June 30, 2001 increased 11% from $8,820,000 reported for the same period in 2000.

                                   Form 10-Q

         Fees for trust services of $4,561,000 for the first six months of 2001 are unchanged from the same period in 2000. The revenues for trust are impacted significantly by the market value of assets under management. Trust accounts under management declined in value by 2%, to $1,717,000,000 at June 30, 2001 from $1,752,000,000 as of June 30, 2000 and the value of these accounts is a basis for the determination of fees.

         The decrease in interest rates for the six months ended June 30, 2001 caused a significant increase in the Bank's mortgage banking activity. For the six month period ended June 30, 2001, the Bank originated and sold $124,628,000 of residential mortgage loans to the secondary mortgage market, a 332% increase from $28,838,000 of residential mortgage loans originated and sold during the first six months of 2000. The net gain on the sale of loans increased $1,384,000 or 275% from $503,000 for the six month period ending June 30,2000 to $1,887,000 for the six month period ending June 30,2001.

         Service charges on deposits amounted to $679,000 for the first half of 2001 a 23% increase from $553,000 reported for the first half of 2000. This is primarily due to an increase in the account pricing in the fourth quarter of 2000 and a reduction in the earning credit rate, which is used to compute account analysis fees.

         Other service charges, commissions and fees amounted to $405,000 for the first half of 2001 a 24% decrease from $535,000 reported for the first half of 2000. This is primarily due to the accelerated amortization of mortgage servicing rights as borrowers continue to refinance mortgage loans.

         Other operating income decreased by $369,000 or 14% to $2,297,000 for the first six months of 2001, compared to $2,666,000 for the same period in 2000. The primary reason for this decline was a reduction in BMA's revenue of $480,000 due to the sale of the assets of BMA at year-end 2000. Additionally, BMAM's revenue was lower by $449,000. Expenses related to these entities were also significantly reduced in 2001, compared to the same period in 2000.


OTHER EXPENSES
--------------

         Total other expense decreased 3% for the first six months of 2001 to $14,629,000 from $15,139,000 for the first six months of 2000.

         Salaries and wages grew $604,000 or 8%, from $7,408,000 for the six months ended June 30, 2000 to $8,012,000 for the same period in 2001. Regular salary expense, including regular, part time and overtime salaries, decreased $105,000 or 2% to $6,859,000 during the first half of 2001, from $6,965,000 for the same period in 2000. During the first half of 2001 there were no non-recurring items such as those incurred in the first half of

                                   Form 10-Q

2000. Exclusive of non-recurring items, regular salaries are level with last year. Incentive salaries, tied to overall corporate profitability goals, increased $710,000 or 160%, from $443,000 for the six months ended June 30, 2000 to $1,153,000 for the same period in 2001.

         Employee benefits expenses increased $491,000 or 50% from $990,000 for the first six months of 2000 to $1,481,000 for the same period in 2001. The decline in the earnings on the Bank's pension plan assets, due to market performance, accounts for $400,000 of this change. The remaining increase is due to the increased cost of medical benefits.

         Occupancy expense increased $15,000 or 1%, from $1,074,000 for the first six months of 2000 to $1,089,000 for the first six months of 2001.

         Furniture, fixtures and equipment expense decreased $50,000 or 5% from $1,047,000 for the first half of 2000 to $997,000 for the same period in 2001. This decrease in expense is due to the completion of the amortization of the original capitalized conversion costs related to the Banks main computer system.

         Other operating expenses decreased $1,570,000 or 34%, from $4,620,000 for the first six months of 2000 to $3,050,000 for the first six months of 2001. This decrease is due to the write off of CDC's goodwill and other legal expenses associated with the change in CDC's management during the first half of 2000. Also major factors, during the first half of 2001, a $375,000 expense recovery of a charged off loan, and the sale of assets of BMA at year-end 2000, eliminating expenses related to BMA, are major factors contributing to the decrease.

         For the quarter, total other expenses decreased 3% or $227,000 to $7,591,000 for the quarter ended June 30, 2001 from $7,818,000 from the same quarter in 2000. The decrease of $851,000 in other operating expense is mainly due to the expenses associated with the changes in CDC's management in 2000 and the sale of assets of BMA at year-end 2000. Offsetting this decrease is an increase of $375,000 in incentive salaries.

APPLICABLE INCOME TAXES
-----------------------

         Income taxes (state and federal) for the first six months of 2000 were $2,129,000 compared to $2,274,000 for the first six months of 2001. This represents an effective tax rate for each six-month period ended June 30, 2001 and 2000 of 34.3% and 36.7%, respectively. The change in the effective tax rate for the two periods is due to the reduction of state corporate net income taxes applicable to the subsidiaries.

FINANCIAL CONDITION
-------------------

         Total assets have increased 1% from December 31, 2000. Total assets at year-end were $444,425,000 and are $450,546,000 as of June 30, 2001. This

                                   Form 10-Q
is an increase of 3% from $436,341,000 as of June 30, 2000.

         Outstanding earning assets increased 4% to $402,267,000 as of June 30, 2001 from $388,630,000 as of December 31, 2000. The Bank's loan portfolio increased 6%, to $376,717,000 at June 30, 2001 from $355,156,000 as of December
31, 2000. Outstanding loans increased by 7%, from $353,510,000 as of June 30, 2000. Outstanding consumer loans of $49,484,000 at June 30, 2001 were $11,705,000 or 19% below the consumer loan outstanding balances of $61,189,000 as of December 31, 2000 and $19,649,000 or 28% below June 30, 2000 outstandings of $69,133,000. Mortgage refinancings and a desire to exit the indirect automobile product line were the primary reasons for the overall decline in consumer loan balances. Outstanding commercial loans at June 30, 2001 were $147,624,000, which is the same level as outstanding commercial loan balances of $147,398,000 at December 31, 2000 and 16% ahead of $126,387,000 at June 30,
2000. Outstanding real estate loans were $179,458,000 at June 30, 2001, a 23% increase from $146,419,000 in outstanding real estate loans at December 31, 2000 and a 14% increase over $157,840,000 in outstanding real estate loans as of June 30, 2000. The increase in real estate loans is due to the increased volume of residential mortgages and the timing between closing the loan and the loan sale.

         The Bank's investment portfolio, having a market value of $23,451,000 at June 30, 2001, decreased 12% from a market value of $26,757,000 at December 31, 2000 and decreased 19% from $29,120,000 as of June 30, 2000.

          The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. As of June 30, 2000, the investment portfolio had an unrealized gain of $164,000, which was $227,000 greater than the unrealized loss of $64,000 as of December 31, 2000. The unrealized investment amortization, net of deferred income tax benefit, increased the Corporation's shareholders' equity on the balance sheet by $108,000 as of June 30, 2001.

         Federal funds sold amounted to $1,249,000 as of June 30, 2001, an 80% decrease from $6,395,000 as of December 31, 2000 and an 81% decrease from $6,451,000 as of June 30, 2000. A large increase in deposits at year-end 2000 was a contributing factor to the amount of federal funds sold as of December 31, 2000. The decrease in outstanding federal funds sold from December 31, 2000 was primarily due to the continued demand for loans and a decline in deposits. The ongoing loan demand has necessitated the need to borrow additional funds, thereby reducing the funds available for sale. Borrowed funds have increased $17,095,000 from December 31, 2000 and $2,095,000 from June 30, 2000. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the Federal Home Loan Band of Pittsburgh ("FHLB") and the sale of investments that are classified as available for sale.

                                   Form 10-Q

         Due primarily to the addition of a problem loan to nonaccrual status, as previously discussed, nonperforming assets amounted to $673,000 at June 30, 2001, a 730% increase from $81,000 at December 31, 2000 and a 682% increase from nonperforming assets of $86,000 at June 30, 2000. Nonperforming loans increased 730% to $673,000 at June 30, 2001 compared to nonperforming loans of $81,000 at December 31, 2000 and increased 682% from $86,000 as of June 30, 2000. There were no OREO balances on the Bank's books at June 30, 2001, December 31, 2000 or June 30, 2000.

         As of June 30, 2001 and 2000, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

      Total deposits decreased 4% to $372,084,000 as of June 30, 2001 from $386,966,000 as of December 31, 2000. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 1% to $366,068,000 for the six month period ended June 30, 2001 from $363,525,000 for the same period in 2000. Average savings balances decreased 2% to $40,666,000 for the first six months of 2001, from $41,350,000 at December 31,2000 and a decline of 3% from $41,777,000 for the same period in 2000. Money market account balances decreased 1% or $632,000 from $51,853,000 in average daily outstanding balances for the six months ended June 30, 2000 to $51,221,000 for the same period in 2001. Average outstanding NOW account balances declined 2% or $1,634,000, from $101,292,000 for the first six months of 2000 to $99,658,000 for the same period in 2001. Non-interest bearing demand deposit average outstanding balances increased 6% or $5,660,000 to $102,052,000 for the six months ended June 30, 2001 from $96,392,000 for the same period in 2000. Average outstanding CD balances increased .4% or $281,000 from $72,210,000 in average outstanding balances for the first six months of 2000 to $72,471,000 for the same period in 2001.

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

         In the short term, 30 days or less, the Bank is asset rate sensitive

                                   Form 10-Q
after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of June 30, 2001, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Asset / Liability Policies and Procedures.

CAPITAL RESOURCES
-----------------

         Total consolidated shareholders equity of the Corporation was $54,088,000, or 12% of total assets, as of June 30, 2001, compared to total shareholders equity of $50,970,000, or 11.5% of total assets, as of December 31, 2000. As of June 30, 2000, shareholders' equity was $48,331,000, or 11.1% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.76% as of June 30, 2001 compared to 12.49% and 11.88% at December 31, 2000 and June 30, 2001, respectively. The respective Tier II ratios were 13.88%, 13.61% and 13.33%. During the first half of 2001, the Corporation declared its regular dividend of $0.36 per share, a 6% increase over $0.34 per share declared during the first half of 2000.

         In March 2001, the Corporation elected to continue a stock repurchase program, originally established in March 1997. During the three year period since the establishment of the stock repurchase program, the Corporation has repurchased 376,300 shares of its stock at a cost of $9,048,000, for an average cost of $24.05 per share.

                                   Form 10-Q

                          PART II. OTHER INFORMATION
                          --------------------------
                                 June 30, 2001



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




                    Bryn Mawr Bank Corporation




     Date:  August 08, 2001          By: Frederick C. Peters, II
           ------------------------      -----------------------
                                         Frederick C. Peters, II
                                         President & Chief
                                         Executive Officer





     Date:  August 08, 2001          By: Joseph W. Rebl
           ------------------------      -----------------------
                                         Joseph W. Rebl
                                         Executive Vice
                                         President and
                                         Chief Financial
                                         Officer

                                   Form 10-Q
                                    Page 22