Form 10-Q
period 2001-09-30
BRYN MAWR BANK CORP
filed 2001-11-13
CIK 802681

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.


For Quarter ended September 30, 2001                    Commission File Number
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


           Yes   X        No
               -----         -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


          Class
--------------------------                 Outstanding at October 19, 2001
Common Stock, par value $1                           4,359,421

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                        QUARTER ENDED September 30, 2001

                                     INDEX



PART I - FINANCIAL INFORMATION


 ITEM 1. FINANCIAL STATEMENTS


     Consolidated Statements of Income for the nine
     months ended September 30, 2001 and 2000.....................Page 1

     Consolidated Statements of Income for the three
     months ended September 30, 2001 and 2000.....................Page 2

     Consolidated Balance Sheets as of September 30 2001,
     December 31, 2000 and September 30, 2000.....................Page 3

     Consolidated Statements of Cash Flows for the nine
     months ended September 30, 2001 and 2000.....................Page 4

     Consolidated Statements of Comprehensive Income for
     the nine months ended September 30, 2001 and 2000
     and the three months ended September 30, 2001 and 2000.......Page 5

     Notes to Consolidated Financial Statements...................Page 6


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........Page 11



PART II - OTHER INFORMATION.......................................Page 22

                         PART I. FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                             (Dollars In Thousands*)
                                    Unaudited

                                                                             Nine Months Ended
                                                                                September 30
                                                                           2001              2000
                                                                      ------------     -------------
Interest income:
       Interest and fees on loans..................................  $       21,557    $       21,971
       Interest on federal funds sold..............................             298               288
       Interest on interest bearing deposits with banks............              46                89
       Interest and dividends on investment securities:
         U.S. Government Agency securities.........................             722               890
         U.S. Treasury securities..................................             161               170
         Obligations of states and political subdivisions..........              50                94
         Dividend income...........................................              86                98
                                                                      -------------     -------------
Total interest  income.............................................          22,920            23,600

Interest expense on deposits and borrowed funds....................           4,852             5,111
                                                                      -------------     -------------
Net interest income................................................          18,068            18,489
Loan loss provision................................................             900               188
                                                                      -------------     -------------
Net interest income after loan loss provision......................          17,168            18,301
                                                                      -------------     -------------

Other income:
       Fees for trust services.....................................           6,651             6,710
       Service charges on deposits.................................           1,088               830
       Other service charges, commissions and fees.................             599               793
       Net gain on sale of loans...................................           3,114               845
       Other operating income......................................           3,324             3,929
                                                                      -------------     -------------
Total other income.................................................          14,776            13,107
                                                                      -------------     -------------

Other expenses:
       Salaries and wages..........................................          11,514            10,825
       Employee benefits...........................................           2,162             1,501
       Occupancy and bank premises.................................           1,606             1,604
       Furniture, fixtures, and equipment..........................           1,470             1,602
       Other operating expenses....................................           4,825             6,635
                                                                      -------------     -------------
Total other expenses...............................................          21,577            22,167
                                                                      -------------     -------------
Income before income taxes.........................................          10,367             9,241
Applicable income taxes............................................           3,550             3,271
                                                                      -------------     -------------
Net income.........................................................  $        6,817    $        5,970
                                                                      =============     =============

Earnings per common share..........................................           $1.58             $1.39
Diluted earnings per share.........................................           $1.53             $1.34
Cash dividends declared per share..................................           $0.54             $0.51

Weighted-average shares outstanding................................       4,318,319         4,302,590
Dilutive potential common shares...................................         129,708           161,803
                                                                      -------------     -------------
Adjusted weighted-average shares...................................       4,448,027         4,464,393

The accompanying notes are an integral part of the consolidated financial statements.

* Except for share and per share data.


                                    Form 10-Q
                                     Page 1

                              FINANCIAL STATEMENTS
                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                             (Dollars In Thousands*)
                                    Unaudited

                                                                                      Three Months Ended
                                                                                         September 30
                                                                                     2001              2000
                                                                                ------------     ------------

Interest income:
       Interest and fees on loans...........................................   $      7,190     $      7,605
       Interest on federal funds sold.......................................             86               52
       Interest on interest bearing deposits with banks.....................             16               11
       Interest and dividends on investment securities:
         U.S. Government Agency securities..................................            262              300
         U.S. Treasury securities...........................................             48               57
         Obligations of states and political subdivisions...................             14               28
         Dividend income....................................................             20               31

                                                                                ------------     ------------
Total interest income.......................................................          7,636            8,084

Interest expense on deposits and borrowed funds.............................          1,689            1,835

                                                                                ------------     ------------
Net interest income.........................................................          5,947            6,249
Loan loss provision.........................................................            200               63

                                                                                ------------     ------------
Net interest income after loan loss provision...............................          5,747            6,186
                                                                                ------------     ------------

Other income:
       Fees for trust services..............................................          2,090            2,147
       Service charges on deposits..........................................            409              277
       Other service charges, commissions and fees..........................            194              258
       Net gain on sale of loans............................................          1,227              342
       Other operating income...............................................          1,027            1,263

                                                                                ------------     ------------
Total other income..........................................................          4,947            4,287
                                                                                ------------     ------------

Other expenses:
       Salaries and wages...................................................          3,502            3,417
       Employee benefits....................................................            681              511
       Occupancy and bank premises..........................................            517              530
       Furniture, fixtures, and equipment...................................            473              555
       Other operating expenses.............................................          1,775            2,015

                                                                                ------------     ------------
Total other expenses........................................................          6,948            7,028

                                                                                ------------     ------------
Income before income taxes..................................................          3,746            3,445
Applicable income taxes.....................................................          1,276            1,142

                                                                                ------------     ------------
Net income..................................................................   $      2,470     $      2,303
                                                                                ============     ============

Earnings per common share...................................................          $0.57            $0.54
Diluted earnings per share..................................................          $0.55            $0.52
Cash dividends declared per share...........................................          $0.18            $0.17

Weighted-average shares outstanding.........................................      4,345,531        4,285,657
Dilutive potential common shares............................................        146,009          157,220
                                                                                ------------     ------------
Adjusted weighted-average shares............................................      4,491,540        4,442,877

The accompanying notes are an integral part of the consolidated financial statements.

* Except for share and per share data.



                                   Form 10-Q

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                     September 30,     December 31,    September 30,
                                                                          2001            2000*            2000
                                                                      (Unaudited)                      (Unaudited)
                                                                     ---------------------------------------------
Assets
Cash and due from banks..........................................    $     30,145    $      34,656   $     23,620
Interest bearing deposits with banks.............................             846              322            653
Federal funds sold...............................................           8,350            6,395         10,816
Investment securities available for sale, at market
       (amortized cost of $25,451,  $26,821 and
       $29,117 as of September 30, 2001, December 31,
       2000 and September 30, 2000, respectively)................          25,999           26,757         28,766
Loans:
       Consumer..................................................          45,540           61,189         66,559
       Commercial................................................         148,507          147,398        128,800
       Real estate...............................................         187,920          146,419        154,804
       Other loans...............................................             150              150              -
                                                                       -----------     ------------    -----------
            Total loans..........................................         382,117          355,156        350,163
       Less: Allowance for possible loan losses..................          (4,662)          (4,320)        (4,317)
                                                                       -----------     ------------    -----------
            Net loans............................................         377,455          350,836        345,846
                                                                       -----------     ------------    -----------
Premises and equipment, net......................................          12,605           12,394         12,102
Accrued interest receivable......................................           2,244            2,980          2,681
Goodwill (net)...................................................           2,846            2,970          3,011
Other assets.....................................................           8,526            7,115          7,277
                                                                       -----------     ------------    -----------
            Total assets.........................................    $    469,016    $     444,425   $    434,772
                                                                       ===========     ============    ===========

Liabilities
Deposits:
       Demand, noninterest-bearing...............................    $    113,170    $     115,630   $     93,300
       Savings...................................................         184,445          201,434        182,352
       Time......................................................          86,374           69,902         68,711
                                                                       -----------     ------------    -----------
            Total deposits.......................................         383,989          386,966        344,363
                                                                       -----------     ------------    -----------

Borrowed funds...................................................          20,000             -            35,000
Other liabilities................................................           8,978            6,489          6,084
                                                                       -----------     ------------    -----------
            Total liabilities....................................         412,967          393,455        385,447
                                                                       -----------     ------------    -----------

Shareholders' equity
Common stock, par value $1; authorized 25,000,000 shares;
       issued 5,314,875, 5,203,719 and 5,191,455 shares
       as of September 30, 2001, December 31, 1999 and
       September 30, 2000, respectively and outstanding
       of 4,345,811, 4,272,046 and 4,264,782 shares as of
       September 30, 2001, December 31, 2000
       and September 30, 2000, respectively .....................           5,315            5,204          5,191
Paid-in capital in excess of par value  .........................           5,773            4,604          4,622
Other accumulated comprehensive gain (loss)
       net of deferred income taxes..............................             362              (42)          (232)
Retained earnings................................................          54,974           50,488         48,923
                                                                       -----------     ------------    -----------
                                                                           66,424           60,254         58,504

Less: Common stock in treasury at cost -- 969,064, 931,673
       and 926,673 shares as of September 30, 2001,
       December 31, 2000 and September 30, 2000, respectively....         (10,375)          (9,284)        (9,179)
                                                                       -----------     ------------    -----------
       Total shareholders' equity................................          56,049           50,970         49,325
                                                                       -----------     ------------    -----------
       Total liabilities and shareholders' equity................    $    469,016    $     444,425   $    434,772
                                                                       ===========     ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

*-Reclassified for comparative purposes.


                                   Form 10-Q

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                    Unaudited

                                                                                                         Nine Months Ended
                                                                                                           September 30
                                                                                             ---------------------------------------
                                                                                                  2001                    2000
                                                                                             ---------------         ---------------
Operating activities:
Net income...............................................................................     $       6,817          $        5,970
Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Provision for loan losses.............................................................               900                     188
   Depreciation and amortization.........................................................               988                   1,111
   Loans originated for resale...........................................................          (212,184)                (50,232)
   Proceeds from loans sold..............................................................           207,594                  52,560
   Gain on sale of loans.................................................................            (3,114)                   (845)
   Increase (Decrease) in deferred income taxes..........................................              (333)                     21
   Decrease (Increase) in interest receivable............................................               736                    (270)
   Increase in interest payable..........................................................               441                     322
   Other.................................................................................               743                  (4,277)
                                                                                                ------------           -------------
      Net cash provided by operating activities..........................................             2,588                   4,548
                                                                                                ------------           -------------

Investing activities:
Purchases of investment securities.......................................................           (16,585)                   (445)
Proceeds from maturity and calls of fixed income securities..............................            17,952                   1,512
Loan repayments (originations) , net ....................................................           (18,474)                    934
Loans purchased (dealer loans)...........................................................            (1,341)                (14,187)
Purchases of premises and equipment......................................................            (1,022)                 (1,337)
                                                                                                ------------           -------------
      Net cash used by investing activities..............................................           (19,470)                (13,523)
                                                                                                ------------           -------------

Financing activities:
Net decrease in demand and savings deposits..............................................           (19,449)                (17,195)
Net (decrease) increase in time deposits.................................................            16,472                  (9,510)
Dividends paid...........................................................................            (2,331)                 (2,196)
Repayment of mortgage debt...............................................................               (31)                    (27)
Purchases of treasury stock..............................................................            (1,091)                 (1,491)
Proceeds from borrowed funds.............................................................            20,000                  25,000
Proceeds from issuance of common stock...................................................             1,280                     165
                                                                                                ------------           -------------
      Net cash (used) provided by financing activities...................................            14,850                  (5,254)

                                                                                                ------------           -------------
Decrease in cash and cash equivalents....................................................            (2,032)                (14,229)
Cash and cash equivalents at beginning of period.........................................            49,213                  49,213
                                                                                                ------------           -------------
Cash and cash equivalents at end of period...............................................     $      47,181          $       34,984
                                                                                                ============           =============

The accompanying notes are an integral part of the consolidated financial statements.

                                    Form 10-Q

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                    Unaudited

                                                                          Three Months Ended                  Nine Months Ended
                                                                             September 30                       September 30
                                                                        2001             2000                2001           2000
                                                                   ------------------------------      -----------------------------
        Net income...........................................             $2,470           $2,303            $6,817          $5,970
        Other comprehensive income:
          Unrealized holding gains on
            available-for-sale securities....................                448              238               612             238
          Deferred income tax expense on
            unrealized holding gains on
            available for sale securities....................               (152)             (81)             (208)            (81)
                                                                   --------------    -------------      ------------    ------------

        Comprehensive net income.............................             $2,766           $2,460            $7,221          $6,127
                                                                   ==============    =============      ============    ============

The accompanying notes are an integral part of the consolidated financial statements.


                                   Form 10-Q

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 AND 2000
                                  (Unaudited)


1. Unaudited Interim Results:

   The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of September 30, 2001 and 2000, the related consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000, the related consolidated statements of income for the nine month periods and three month periods ended September 30, 2001 and 2000 and the related consolidated statements of comprehensive income for the nine month periods and three month periods ended September 30, 2001 and 2000 are all unaudited.

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


2. Earnings Per Common Share:

   Reference is made to Note #12, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 2000 Annual Report incorporated in the 2000 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three and nine-month periods ended September 30, 2001 and 2000.

3. Disclosure of Accounting Policy:

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with banks and federal funds sold.


                                    Form 10-Q

4. Adoption of Financial Accounting Standards:

   In September 2000, Statement of Financial Accounting Standard No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") was issued. SFAS No. 140 replaces Statement of Financial Accounting Standard No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125").

SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their respective fair values. The Corporation has adopted SFAS No. 125 in accounting for its mortgages servicing rights and, therefore, the adoption of SFAS No. 140 did not have a material impact on the financial condition or results of operations of the Corporation.

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

   When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered nonperforming loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Corporation's impaired loans, which amounted to $781,000, $10,000 and $92,000 at September 30, 2001, December 31, 2000 and September 30, 2000, respectively, were placed on nonaccrual status and any outstanding accrued interest receivable on such loans at the time they were

                                    Form 10-Q
placed on nonaccrual status, was reversed from income.

   Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of September 30, 2001, December 31, 2000 and September 30, 2000, no impaired loans were measured using the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $781,000, $10,000 and $92,000, respectively.

   If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. All impairment reserves established in either 2001 or 2000 were allocated from the existing reserve for loan losses. As of September 30, 2001 and September 30, 2000, there were $760,000 and $33,000, respectively of impaired loans for which there is a related allowance for loan losses. As of December 31, 2000,there were no impaired loans for which there was a related allowance for loan losses. The total related allowance for loan losses as of September 30, 2001 and 2000 were $350,000 and $25,000, respectively. As of December 31, 2000, there was no allowance for loan losses allocated to impaired loans. Impaired loans for which no loan loss allowance was allocated amounted to $21,000, at September 30, 2001, $10,000, at December 31, 2000 and $67,000 at September 30, 2000. Average impaired loans as of September 30, 2001, December 31, 2000 and September 30, 2000 amounted to $562,000, $337,000 and $436,000,respectively.

   When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either nine-month period ended September 30, 2001 or
2000.   Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least nine months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no loans considered impaired were removed from the impaired loan status, during the first nine months of 2001 or 2000.

   Smaller balance, homogeneous loans, exclusively consumer loans, for practical considerations are charged-off when they become ninety days past due.


                                    Form 10-Q

6. Allowance for Possible Loan Losses:


   The summary of changes in the allowance is as follows:

                                                        Nine Months ended        Year ended
                                                          September, 30          December,31
                                                      2001            2000          2000
                                                     ------          ------        ------
Balance, Beginning of period                         $4,320          $4,400        $4,400
Charge-offs:
     Consumer                                          (126)           (334)         (355)
     Commercial and industrial                         (941)              0           (32)
     Real estate                                          0               0           (12)
                                                     ------          ------        ------

          Total charge-offs                           (1067)           (334)         (399)
                                                     ------          ------        ------
Recoveries:
     Consumer                                            31              64            66
     Commercial and industrial                            2               0             3
     Real estate                                        476               0             0
                                                     ------          ------        ------


          Total recoveries                              509              64            69
                                                     ------          ------        ------

          Net (charge-offs)/ recoveries                (558)           (270)         (330)

Provision for loan losses                               900             187           250
                                                     ------          ------        ------

Balance, End of period                               $4,662          $4,317        $4,320
                                                     ======          ======        ======

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

Segment information for the nine months ended September 30, 2001 and 2000 is as follows:

                                                       2001                                              2000
                                                      Mortgage   All    Consol-                         Mortgage    All    Consol-
                                   Banking   Trust    Banking   Other   idated     Banking     Trust    Banking    Other   idated
                                   --------------------------------------------    -----------------------------------------------
Net interest income                $17,789   $   --   $   --   $  279   $18,068    $18,481    $   --    $   --    $    8   $18,489
Less Loan loss provision               900       --       --       --       900        188        --        --        --       188
                                   --------------------------------------------    -----------------------------------------------
Net interest income after
      loan loss provision           16,889       --       --      279    17,168     18,293        --        --         8    18,301

Intersegment interest (revenues)
   expenses*                           251       --       --     (251)        0         --        --        --        --        --
                                   --------------------------------------------    -----------------------------------------------
Net interest income after
   loan loss provision and
   eliminations                     17,140       --       --       28    17,168         --        --        --        --        --

Other income:
   Fees for investment
      management and trust
      services                          --    6,651       --       --     6,651         --     6,710        --        --     6,710
   Other income                      2,176       11    3,487    2,451     8,125      1,761         8     1,405     3,223     6,397
                                   --------------------------------------------    -----------------------------------------------
Total other income                   2,176    6,662    3,487    2,451    14,776      1,761     6,718     1,405     3,223    13,107

Other expenses:
   Salaries and benefits             8,372    2,772      792    1,740    13,676      6,895     2,973       472     1,986    12,326
   Occupancy                         2,300      483      133      160     3,076      2,579       350       107       170     3,206
   Other operating expense           2,771      850      498      706     4,825      4,119       676       225     1,615     6,635
                                   --------------------------------------------    -----------------------------------------------
Total other expense                 13,443    4,105    1,423    2,606    21,577     13,593     3,999       804     3,771    22,167
                                   --------------------------------------------    -----------------------------------------------

Segment profit (loss)                5,873    2,557    2,064     (127)   10,367      6,461     2,719       601      (540)    9,241

Intersegment (revenues)
   expenses **                          37      125        --    (162)       --        138       136        --      (274)       --
                                   --------------------------------------------    -----------------------------------------------

Segment profit after
   eliminations                    $ 5,910   $2,682    $2,064    ($289) $10,367    $ 6,599    $2,855    $  601     ($814)  $ 9,241
                                   ============================================    ===============================================

% of segment profit (loss)              57%      26%       20%     (3%)     100%        71%       31%        7%      (9%)      100%
                                   --------------------------------------------    -----------------------------------------------

*- Bryn Mawr Finance, Inc. provides intercompany financing to The Bryn Mawr
    Trust Company and Joseph W. Roskos & Co. Intersegment interest revenues and expenses consist of interest payments made by The Bryn Mawr Trust Company and Joseph W. Roskos & Co. to Bryn Mawr Finance, Inc.

**- Intersegment revenues consist of rental payments to Bryn Mawr Bank
     Corporation from its subsidiaries, and insurance commissions paid by the Bank to Insurance Counsellors of Bryn Mawr, Inc. Intersegment expenses consist of a $4,000 management fee, paid by Bryn Mawr Bank Corporation to the Bank.

                                   Form 10-Q

Item 2.

                  BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the three months and nine months ended September 30, 2001 and 2000, as well as the financial condition of the Corporation as of September 30, 2001, December 31, 2000 and September 30, 2000. The Bryn Mawr Trust Company (the "Bank"), Bryn Mawr Advisors ("BMA"); (formerly Tax Counsellors of Bryn Mawr, Inc.), Bryn Mawr Brokerage Company, Inc. ("BM Brokerage"), Bryn Mawr Asset Management ("BMAM") (formerly CDC Capital Management, Inc. ("CDC")) and Joseph W. Roskos & Co., Inc. ("JWR&Co") are wholly-owned subsidiaries ("Subsidiaries")of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") is a wholly-owned subsidiary of the Bank and Bryn Mawr Finance, Inc. ("BMF") is a wholly owned subsidiary of JWR&Co.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
--------------------------------------------------------------

          Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward- looking statements. The Corporation's actual results may differ materially from the results anticipated by the forward looking statement due to a variety of factors, including without limitations: (a) the effect of future economic conditions on the Corporation and its customers; (b) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;
(d) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation's trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more


                                   Form 10-Q
difficult or expensive than anticipated. All written or oral forward- looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements.

RESULTS OF OPERATIONS
---------------------

  The Corporation reported net income of $6,817,000 for the nine months ended September 30, 2001, a 14% increase from $5,970,000 reported for the same period in 2000. Earnings per common share amounted to $1.58, a 14% increase over the $1.39 reported for the same period in 2000. Diluted earnings per share were $1.53 and $1.34, respectively. During the first nine months of 2000, a management change in BMAM created a non-recurring expense related to contractual severance and the elimination of the remaining goodwill of the subsidiary. Exclusive of the non-recurring items referred to above net income increased 10% for the first nine months of 2001, compared to the same period in 2000. This increase is primarily attributable to an increase in other income, up $1,669,000 or 13% over the first nine months of 2000. This is a result of the significant increase in loan sale activity, associated with mortgage loan refinancings that were stimulated by a decline in interest rates. Net interest income for the first nine months of 2001 is $421,000 below the first nine months of 2000. While loan balances increased $32,000,000 or 9.1% from the same period in 2000, the effect of this increase was offset by the decline in interest rates during the first nine months of 2001. There are a number of economic indicators pointing to a slowing of the economy and, during the first quarter of 2001, the Corporation's management identified a problem commercial loan, which was put on nonaccrual status and written down by $870,000. These factors have prompted Corporation management to increase the provision for loan loss to $900,000 for the first nine months of 2001, compared to $188,000 for the for the same period in 2000.

  During the first quarter of 2001, there was a recovery of $355,000 in expense related to a prior year problem loan. This recovery, in conjunction with the non-recurring expense in 2000, mentioned above, is primarily responsible for a 3% decline in other expense for the first nine months of 2001, compared to the same period of 2000.

  For the third quarter 2001, the Corporation reported net income of $2,470,000, a 7% increase from the $2,303,000, reported for the third quarter of 2000. For the three months ended September 30, 2001 and 2000, earnings per common share amounted to $0.57 and $0.54 respectively. The 7% increase in earnings for the third quarter was due mainly to the $660,000 or 15% increase in other income resulting from the loan sale activity related to mortgage loan refinancings. Net interest income for the third quarter of 2001 was $302,000 below the same period in 2000. This decrease is the result of the continued decline in interest rates during the third quarter of 2001. There are a number of economic indicators pointing to a slowing of the economy, which have prompted Corporation management to increase the provision for loan loss to $200,000 for the third quarter 2001, compared to $63,000 for the same period in 2000. For the three months ended September 30, 2001, other expenses were $80,000 below the


                                   Form 10-Q
second quarter of 2000.

  Average outstanding loan balances for the first nine months of 2001 grew 8% from average outstanding loan balances for the first nine months of 2000. Partially funding this growth in average outstanding loans was an increase in total average deposits from $361,262,000 as of September 2000 to $368,514,000 as of September 2001 or a 2% increase. Additional funding was provided by a 15% decrease in average investments. Average outstanding balances of non-interest bearing demand deposit accounts increased 6% and NOW accounts declined 2.3%, while the average outstanding balances of certificates of deposit ("CDs") increased 7.1% as a result of a CD promotion in July. Average balances of money market accounts increased by .2% and savings deposits declined 2.8%.

  The prime rate decreased 350 basis points from 9.50% at September 30, 2000 to 6.00% at September 30, 2001. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. The overall annualized yield on earning assets decreased by 50 basis points, from 8.10% at September 30, 2000 to 7.60% for the same period in 2001.

  Compared to the first nine months of 2000, the average cost of funds for the respective periods decreased 13 basis points, from 1.83% in 2000 to 1.70% in 2001.

  The result of the decline in yields on earning assets and the decline in the cost of funds was a decrease in the Bank's annualized net interest margin, to 5.98% for the first nine months of 2001 compared to 6.29% for the same period in 2000. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.


NET INTEREST INCOME
-------------------

  For the nine months ended September 30, 2001, net interest income after loan loss provision declined 6.2% to $17,168,000 from $18,301,000 in 2000. Total interest income dropped 2.9% for the first nine months of 2001, to $22,920,000 from $23,600,000 for the first nine months of 2000. Interest expense decreased 5.1% for the nine months ended September 30, 2001, to $4,851,000 compared to $5,111,000 for the first nine months of 2000. The yield on earning assets for the first nine months of 2001 was 7.6% compared to 8.1% for the first nine months of 2000. The effective rate paid on interest bearing deposits for the first nine months of 2001 and 2000 was 2.3% and 2.4%, respectively.

  Interest and fees on loans decreased 2% from $21,971,000 for the first nine months of 2000 to $21,557,000 for the first nine months of 2001.



                                   Form 10-Q

Contributing to the decline in the interest and fees on loans was a 40 basis point decline in the annualized average yield on earning assets from 8.3% for the first nine months of 2000 to 7.9% for the first nine months of 2001. This was partially offset by a 4% increase in average outstanding loan balances for the first nine months of 2001, to $359,031,000, compared to $344,817,000 for the same period in 2000.

  Interest and dividend income on investments decreased $233,000 or 19%, from $1,252,000 for the first nine months of 2000 to $1,019,000 for the first nine months of 2001. Interest from U.S. Treasury obligations was down 5.3% from $170,000 for the first nine months of 2000 to $161,000 for the first nine months of 2001. Interest income on U.S. Government Agency securities decreased 19% from $890,000 for the nine months ended September 30, 2000 to $722,000 at September 30, 2001. A 15% decrease in the average balance of U.S. Government Agency securities, from $20,413,000 for the nine months ended September 30, 2000 to $17,328,000 for the same period in 2001, is primarily responsible for the related 19% decrease in interest income. The overall yield on the investment securities decreased from 5.7% for the first nine months of 2000 to 5.5% for the first nine months of 2001. This is a result of the lower rate environment increasing the securities being called and lower rates being paid on new purchases during the twelve-month period.

  Interest expense on deposits and borrowed funds decreased 5% or $259,000, to $4,852,000 for the nine months ended September 30, 2001 compared to $5,111,000 for the same period in 2000. The average cost of interest bearing deposits and borrowed funds declined from 2.5% for the nine months ended September 30, 2000 to 2.3% for the nine months ended September 30, 2001. The average interest bearing deposit balances increased 1% to $276,128,000 at September 30, 2001 compared to $273,766,000 for the same period in 2000. Average balances of non-transaction savings accounts decreased 3% for the first nine months of 2001, compared to the same period in 2000, while average balances of money market accounts increased 1% and CDs increased 7% from the period ended September 30, 2000. The Bank's average transaction based NOW account decreased 2.7% and non-interest bearing demand deposit account balances increased 6.7%. The annualized cost of CDs increased 10 basis points, from 5.0% for the first nine months of 2000 to 5.1% for the same period in 2001. The average cost of money market accounts decreased 30 basis points, savings accounts decreased 40 basis points, and NOW accounts declined 10 basis points for the first nine months of 2001, compared to the same period in 2000. The average cost of deposits, including non-interest-bearing demand deposits decreased from 1.84% for the first nine months of 2000, to 1.70% for the first nine months of 2001.

  For the third quarter of 2001 compared to the third quarter of 2000, net interest income after loan loss provision decreased 7%. This is due to the decrease in the prime rate from 9.5% as of September 30, 2000 to 6.00% as of September 30, 2001. Partially offsetting the decrease in interest income of $448,000 from $8,084,000 as of September 30, 2000 to $7,636,000 as of September
30, 2001, is a decrease in interest expense.  Interest


                                   Form 10-Q
expense declined $146,000 from $1,835,000 in the third quarter of 2000 to $1,689,000 in the third quarter of 2001. This decrease in interest expense is due to the decrease in the rates paid on money market accounts, saving accounts and NOW accounts.

INTEREST RATE SENSITIVITY ANALYSIS
as of September 30, 2001

                                                                                 Repricing Periods
                                                   ---------------------------------------------------------------------------------
                                                   0 to 30    31 to 90    91 to 180    181 to 365     Over       Non-Rate
(dollars in thousands)                              Days        Days        Days          Days       1 year      Sensitive    Total
                                                   ---------------------------------------------------------------------------------
Assets:
  Interest-bearing deposits with other banks       $    846   $     --    $     --     $     --      $     --   $      --   $    846
  Federal funds sold                                  8,350         --          --           --            --          --      8,350
  Investment securities                               2,000         --       5,500        8,453         8,008       1,960     25,921
  Loans                                             147,695     16,917      18,709       30,138       168,658   $  (4,661)   377,456
  Cash and due from banks                                --         --          --           --            --      29,876     29,876
  Other assets                                           --         --          --           --            --      17,707     17,707
                                                   ---------------------------------------------------------------------------------
    Total assets                                   $158,891   $ 16,917    $ 24,209     $ 38,591      $176,666   $  44,882   $460,156
                                                   =================================================================================

Liabilities and shareholders' equity:
  Demand, noninterest-bearing                      $ 33,571   $     --    $     --     $     --      $     --   $  84,252   $117,823
  Savings deposits                                    6,387     12,774      19,161       38,322       110,646          --    187,290
  Time deposits                                      17,867     16,964      16,044       28,467         7,032          --     86,374
  Other liabilities                                      --         --      20,000           --            --       6,918     26,918
  shareholders' equity                                    --         --          --          --            --      41,751     41,751
                                                   --------------------------------------------------------------------------------
    Total liabilities and shareholders' equity     $ 57,825   $ 29,738    $ 55,205     $ 66,789      $117,678   $ 132,921   $460,156
                                                   =================================================================================

Gap                                                $101,066   $(12,821)   $(30,996)    $(28,198)     $ 58,988   $ (88,039)        --

Cumulative gap                                     $101,066   $ 88,245    $ 57,249     $ 29,051      $ 88,039          --         --

Cumulative earning assets as a ratio of interest
 bearing liabilities                                    275%       201%        140%         114%          127%         --         --

  The Bank's asset / liability structure is asset rate sensitive, detailed in the preceding table, which should cause a decrease in the net interest margin, should interest rates decrease. Therefore, the 350 basis point decrease in the prime rate over the past twelve months is partially responsible for the 31 basis point decline in the annualized net interest margin for the first nine months of 2001, when compared to the same period in 2000. For the first nine months of 2001, the net interest margin decreased to 5.98% from 6.29%, for the same period in 2000. The net interest margin is computed exclusive of related loan fee income.

                                   Form 10-Q

LOAN LOSS PROVISION
-------------------

  As previously indicated, a slowing of the economy, coupled with the identification and writedown of a loan put on nonaccrual status during the first quarter of 2001, prompted Corporation management to increase the provision for loan loss to $900,000 for the first nine months of 2001, a $712,000 increase over $188,000 for the same period in 2000. The loan loss reserve amounted to 1.22% of outstanding loans at September 30, 2001. Delinquencies, as a percentage of outstanding loans, were 83 basis points as of September 30, 2001 compared to 27 basis points for the same period in 2000. Nonperforming loans increased to $808,000 as of September 30, 2001 compared to $81,000 as of December 31, 2000 and $84,000 as of September 30, 2000. Based on the results of both an internal and external loan review process and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of September 30, 2001.



OTHER INCOME
------------

  Total other income of $14,776,000 for the nine months ended September 30, 2001 increased 13% from $13,107,000 reported for the same period in 2000.

  Fees for trust services of $6,651,000 for the first nine months of 2001 are 1% below the $6,710,000 from the same period in 2000. The revenues for trust are impacted significantly by the market value of assets under management. Trust accounts under management declined in value by 7%, to $1,625,000,000 at September 30, 2001 from $1,752,000,000 as of September 30, 2000 as a result of the decline in the market, and the value of these accounts is a basis for the determination of fees.

  The decrease in interest rates for the nine months ended September 30, 2001 caused a significant increase in the Bank's mortgage banking activity. For the nine month period ended September 30, 2001, the Bank originated and sold $204,480,000 of residential mortgage loans to the secondary mortgage market, a 303% increase from $50,800,000 of residential mortgage loans originated and sold during the first nine months of 2000. The net gain on the sale of loans increased $2,269,000 or 269% from $845,000 for the nine month period ending September 30, 2000 to $3,114,000 for the nine month period ending September 30, 2001.

  Service charges on deposits amounted to $1,088,000 for the first nine months of 2001 a 31% increase from $830,000 reported for the first nine months of 2000. This is primarily due to an increase in the account pricing in the fourth quarter of 2000 and a reduction in the earning credit rate, which is used to compute account analysis fees.

  Other service charges, commissions and fees amounted to $599,000 for the first nine months of 2001 a 24% decrease from $793,000 reported for the first nine months of 2000. This is primarily due to the accelerated

                                   Form 10-Q
amortization of mortgage servicing rights as borrowers continue to refinance mortgage loans.

  Other operating income decreased by $605,000 or 15% to $3,324,000 for the first nine months of 2001, compared to $3,929,000 for the same period in 2000. The primary reason for this decline was a reduction in BMA's revenue of $657,000 due to the sale of the assets of BMA at year-end 2000. Additionally, BMAM's revenue was lower by $686,000. Expenses related to these entities were also significantly reduced in 2001, compared to the same period in 2000.

  For the quarter, other income increased 15% or $660,000 to $4,947,000 for the quarter ended September 30, 2001 from $4,287,000 for the same quarter in 2000. The increase of $885,000 or 258% in net gain on sale of loans from $342,000 in the third quarter of 2000 to $1,227,000 for the same period in 2001 was attributed to the increase in the Bank's mortgage activity. This was partially offset by the decline in other operating income from $1,263,000 in the third quarter of 2000 to $1,207,000 in the third quarter of 2001 that resulted from the sale of BMA's assets at year end 2000.

OTHER EXPENSES
--------------

  Total other expenses decreased 3% for the first nine months of 2001 to $21,577,000 from $22,167,000 for the first nine months of 2000.

  Salaries and wages grew $689,000 or 6%, from $10,825,000 for the nine months ended September 30, 2000 to $11,514,000 for the same period in 2001. Regular salary expense, including regular, part time and overtime salaries, decreased $37,000 or .4% to $10,321,000 during the first nine months of 2001, from $10,358,000 for the same period in 2000. BMBC sold the assets of BMA at year end 2000 and BMA's employees left the company. This reduction in salary expense in 2001, compared to 2000, is partially responsible for the decrease in regular salaries in 2001. Incentive salaries, tied to overall corporate profitability goals, increased $726,000 or 155%, from $467,000 for the nine months ended September 30, 2000 to $1,193,000 for the same period in 2001.

  Employee benefits expenses increased $661,000 or 44% from $1,501,000 for the first nine months of 2000 to $2,162,000 for the same period in 2001. The decline in the earnings on the Bank's pension plan assets, due to market performance, accounts for $600,000 of this change. The remaining increase is due to the increased cost of medical benefits.

  Occupancy expense increased $2,000 or .1%, from $1,604,000 for the first nine months of 2000 to $1,606,000 for the first nine months of 2001.

  Furniture, fixtures and equipment expense decreased $132,000 or 8% from $1,602,000 for the first nine months of 2000 to $1,470,000 for the same period in 2001. This decrease in expense is due to the completion of the amortization of the original capitalized conversion costs related to


                                   Form 10-Q
the Banks main computer system.

  Other operating expenses decreased $1,810,000 or 27%, from $6,635,000 for the first nine months of 2000 to $4,825,000 for the first nine months of 2001. This decrease is due to the write off of BMAM's goodwill and other legal expenses associated with the change in BMAM's management during the first nine months of 2000. Also major factors, during the first nine months of 2001, a $375,000 expense recovery related to a charged off loan, and the sale of assets of BMA at year-end 2000, eliminating expenses related to BMA, are major factors contributing to the decrease.

  For the quarter, total other expenses decreased 1% or $80,000 to $6,948,000 for the quarter ended September 30, 2001 from $7,028,000 from the same quarter in 2000. The decrease of $240,000 in other operating expense is mainly due to the expenses associated with the changes in BMAM's management in 2000 and the sale of assets of BMA at year-end 2000. Offsetting this decrease is an increase of $170,000 in employee benefit expense, which is due to the increased cost of the pension plan.


APPLICABLE INCOME TAXES
-----------------------

  Income taxes (state and federal) for the first nine months of 2000 were $3,550,000 compared to $3,271,000 for the first nine months of 2001. This represents an effective tax rate for each nine-month period ended September 30, 2001 and 2000 of 34.2% and 35.4%, respectively. The change in the effective tax rate for the two periods is due to the reduction of state corporate net income taxes applicable to the Subsidiaries.


FINANCIAL CONDITION
-------------------

  Total assets have increased 5.5% from December 31, 2000. Total assets at year-end were $444,425,000 and were $469,016,000 as of September 30, 2001. This is an increase of 8% from $434,772,000 as of September 30, 2000.

  Outstanding earning assets increased 7% to $417,312,000 as of September 30, 2001 from $388,630,000 as of December 31, 2000. The Bank's loan portfolio increased 8%, to $382,117,000 at September 30, 2001 from $355,156,000 as of
December 31, 2000. Outstanding loans increased by 9%, from $350,163,000 as of September 30, 2000. Outstanding consumer loans of $45,540,000 at September 30, 2001 were $15,649,000 or 26% below the consumer loan outstanding balances of $61,189,000 as of December 31, 2000 and $21,019,000 or 32% below September 30,
2000 outstandings of $66,559,000. Mortgage refinancings' and a desire to exit the indirect automobile product line were the primary reasons for the overall decline in consumer loan balances. Outstanding commercial loans at September 30, 2001 were $148,507,000, which is 1% above outstanding commercial loan balances of $147,398,000 at December 31, 2000 and 15% ahead of $128,800,000 at
September 30, 2000. Outstanding real estate loans were $187,920,000 at September 30, 2001, a 28% increase from $146,419,000 in outstanding real

                                   Form 10-Q
estate loans at December 31, 2000 and a 21% increase over $154,804,000 in outstanding real estate loans as of September 30, 2000. The increase in real estate loans is due to the increased volume of residential mortgages and the timing between closing the loan and the loan sale.


  The Bank's investment portfolio, having a market value of $25,999,000 at September 30, 2001, decreased 3% from a market value of $26,757,000 at December 31, 2000 and decreased 10% from $28,766,000 as of September 30, 2000. This decrease were directly attributable to a reduction in the volume of investment securities held by the Corporation, as a result of maturities and calls and were not due to any depreciation in market values.

  The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added or deducted from the Corporation's total equity on the balance sheet. As of September 30, 2001, the investment portfolio had an unrealized gain of $548,000, which was $612,000 greater than the unrealized loss of $64,000 as of December 31, 2000. The unrealized investment amortization, net of deferred income tax benefit, increased the Corporation's shareholders' equity on the balance sheet by $362,000 as of September 30, 2001.

  Federal funds sold amounted to $8,350,000 as of September 30, 2001, a 30% increase from $6,395,000 as of December 31, 2000 and an 23% decrease from $10,816,000 as of September 30, 2000.

The ongoing loan demand has necessitated the need to borrow additional funds, thereby reducing the funds available for sale. Borrowed funds have increased $20,000,000 from December 31, 2000 and decreased $15,000,000 from September 30, 2000. The $20,000,000 in short term borrowings has a maturity date of January 17, 2002. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs, borrowing from the Federal Home Loan Band of Pittsburgh ("FHLB") and the sale of investments that are classified as available for sale.

  Due primarily to the addition of a problem loan to nonaccrual status, as previously discussed, nonperforming assets amounted to $808,000 at September 30, 2001, a 897% increase from $81,000 at December 31, 2000 and a 862% increase from nonperforming assets of $84,000 at September 30, 2000. Nonperforming loans increased 897% to $808,000 at September 30, 2001 compared to nonperforming loans of $81,000 at December 31, 2000 and increased 862% from $84,000 as of September 30, 2000. There were no OREO balances on the Bank's books at September 30, 2001, December 31, 2000 or September 30, 2000.

  As of September 30, 2001 and 2000, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or


                                   Form 10-Q
uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

   Total deposits decreased 1% to $383,989,000 as of September 30, 2001 from $386,966,000 as of December 31, 2000. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances increased 1% to $368,514,000 for the nine month period ended September 30, 2001 from $361,261,000 for the same period in 2000. Average savings balances decreased 3% to $40,237,000 for the first nine months of 2001, from $41,350,000 at December 31,2000 and a decline of 3% from $41,399,000 for the same period in 2000. Money market account balances increased
 .2% or $86,000 from $50,976,000 in average daily outstanding balances for the nine months ended September 30, 2000 to $51,072,000 for the same period in 2001. Average outstanding NOW account balances declined 2% or $2,405,000, from $101,088,000 for the first nine months of 2000 to $98,683,000 for the same period in 2001. Non-interest bearing demand deposit average outstanding balances increased 6% or $5,592,000 to $101,585,000 for the nine months ended September 30, 2001 from $95,993,000 for the same period in 2000. Average outstanding CD balances increased 6% or $4,601,000 from $71,796,000 in average outstanding balances for the first nine months of 2000 to $76,397,000 for the same period in 2001.

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

  In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in a decreasing rate environment, should produce a decrease in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments,


                                   Form 10-Q
and deposit withdrawals. As of September 30, 2001, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Asset / Liability Policies and Procedures.

CAPITAL RESOURCES
-----------------

  Total consolidated shareholders equity of the Corporation was $56,049,000, or 12% of total assets, as of September 30, 2001, compared to total shareholders equity of $50,970,000, or 11.5% of total assets, as of December 31, 2000. As of September 30, 2000, shareholders' equity was $49,325,000, or 11.3% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.98% as of September 30, 2001 compared to 12.49% and 12.20% at December 31, 2000 and September 30, 2000, respectively. The respective Tier II ratios were 14.13%, 13.61% and 13.33%. These ratios meet the definition of a well-capitalized institution as defined by applicable banking regulations. During the nine month period ended September 30, 2001, the Corporation declared its regular dividend of $0.54 per share, a 6% increase over $0.51 per share declared during the same period in 2000.

  In March 2001, the Corporation elected to continue a stock repurchase program, originally established in March 1997. During the three year period since the establishment of the stock repurchase program, the Corporation has repurchased 379,990 shares of its stock at a cost of $9,149,000, for an average cost of $24.08 per share.


                                   Form 10-Q

                          PART II. OTHER INFORMATION
                          --------------------------

                              September 30, 2001



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



           Bryn Mawr Bank Corporation



 Date: November 13, 2001          By: Frederick C. Peters, II
       -----------------------        ------------------------
                                      Frederick C. Peters, II
                                      President & Chief
                                      Executive Officer



 Date: November 13, 2001          By: Joseph W. Rebl
       ---------------------          ----------------
                                      Joseph W. Rebl
                                      Executive Vice President and
                                      Chief Financial Officer



                                    Form 10-Q
                                     Page 23