Form 10-K
period 2001-12-31
BRYN MAWR BANK CORP
filed 2002-03-29
CIK 802681

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-K
(Mark One)
[X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 2001 or

[ ]Transition report pursuant to section 13 or 15(d) of the Securities Exchange
   Act of 1934 [No fee Required] for the transition period from_________________ to_____________________

Commission file number 0-15261.

                           BRYN MAWR BANK CORPORATION
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                            23-2434506
--------------------------------    ---------------------------------------
(State of other jurisdiction of     (I.R.S. Employer Identification Number)
Incorporation or Organization)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania            19010
---------------------------------------------         -----------
  (Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)        (610) 525-1700
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $136,768,730 on February 28, 2002.

As of February 28, 2002, 4,287,421 shares of common stock were outstanding.

Documents Incorporated by Reference: Parts I, II and IV - Portions of
-----------------------------------
Registrant's Annual Report to Shareholders for the year ended December 31, 2001, as indicated, Parts I and III - Definitive Proxy Statement of Registrant filed with the Commission pursuant to Regulation 14A.

*Registrant does not admit by virtue of the foregoing that its officers and directors are "affiliates" as defined in Rule 405 and does not admit that it controls the shares of Registrant's voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on pages 47 through 50. There are 101 pages in this report.

                                   Form 10-K

                           Bryn Mawr Bank Corporation

                                     Index

Item No.                                                           Page
--------
                                     Part I

 1.    Business..................................................   1
 2.    Properties................................................  36
 3.    Legal Proceedings.........................................  39
 4.    Submission of Matters to a Vote of Security Holders.......  39

                                   Part II

 5.    Market for Registrant's Common Equity and Related
       Stockholder Matters.......................................  40
 6.    Selected Financial Data...................................  40
 7.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations.......................  40
 8.    Financial Statements and Supplementary Data...............  40
 9.    Change in and Disagreements with Accountants on
       Accounting and Financial Disclosure.......................  41

                                   Part III

10.    Directors and Executive Officers of Registrant............  42
11.    Executive Compensation....................................  46
12.    Security Ownership of Certain Beneficial Owners and
       Management................................................  46
13.    Certain Relationships and Related Transactions............  46

                                   Part IV

14.    Exhibits, Financial Statement Schedules and Reports
       on Form 8-K...............................................  47

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF FEBRUARY 28, 2002.

                                     PART I
                                     ------

                                ITEM 1. BUSINESS
                                ----------------

                                     GENERAL
                                     -------

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for the purposes of the Securities Exchange Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Bryn Mawr Bank Corporation (the "Corporation") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward- looking statements. The Corporation's actual results may differ materially from the results anticipated by the forward looking statement due to a variety of factors, including without limitations: (a) the effect of future economic conditions on the Corporation and its customers; (b) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, the loan portfolio, loan demand, and the value of loan collateral and securities, as well as interest rate risk; (d) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation's trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated. All written or oral forward- looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements.

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

THE BRYN MAWR TRUST COMPANY
---------------------------

     The Bank, the principal subsidiary of the Corporation, is a state chartered bank subject to the Pennsylvania Banking Code of 1965, as amended, which was incorporated under the laws of the Commonwealth of Pennsylvania on March 25, 1889. In addition, the Bank is a member of the Federal Reserve

System and, therefore, is subject to the laws and regulations, which govern a Federal Reserve member bank. The Bank is engaged in a general commercial and retail banking business, providing basic banking services as well as a full range of wealth management services, including trust services.

BRYN MAWR ADVISORS, INC. (FORMERLY TAX COUNSELLORS OF BRYN MAWR, INC.)
----------------------------------------------------------------------

     Tax Counsellors of Bryn Mawr, Inc. ("TCBM") was incorporated under the laws of Pennsylvania on July 1, 1997. Effective December 31, 2000 TCBM name was changed to Bryn Mawr Advisors, Inc. ("BMA") and the net assets of BMA were sold to the management of BMA (the "Tax Professionals")in exchange for a note in favor of BMA. As of December 31, 2001, with the exception of interest income being earned on the note referred to above, BMA is an inactive wholly owned subsidiary of the Corporation.

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

BRYN MAWR FINANCE, INC.
-----------------------

     Bryn Mawr Finance is a wholly owned subsidiary of JWR&Co. Bryn Mawr Finance provides the Corporation and its subsidiaries alternative financing opportunities.

BRYN MAWR ASSET MANAGEMENT, INC. (FORMERLY CDC CAPITAL MANAGEMENT, INC).
------------------------------------------------------------------------

     CDC Capital Management Inc. ("CDC") was acquired in January 1999 as a wholly owned subsidiary of the Corporation and began operating in January 1999. CDC provided investment consulting services to retirement plans, foundations and high net worth individuals. During 2000, there were changes in CDC's management, prompting the name change to Bryn Mawr Asset Management, Inc. ("BMAM"). During 2001, the decision was made to make BMAM an inactive subsidiary of the Corporation.

BMT SETTLEMENT SERVICES, INC.
-----------------------------

     BMT Settlement Services, Inc. ("BMT Settlement") began operation in February 2002. BMT Settlement was established as a limited partner in a newly formed title abstract company, Bryn Mawr Settlement Services, LP (the "Limited Partnership"). The services of the Limited Partnership are expected to be used by mortgage borrowers using the services of BMT Mortgage Company, a division of the Bank, as well as commercial and consumer loan borrowers of the Bank.

SUMMARY
-------

The Corporation will, through its subsidiaries, especially the Bank, seek to market its services by providing superior banking services. This includes deposits, lending and wealth management services, as well as other financial services. These other services include insurance sales and services through Insurance Counsellors, brokerage related services through BM Brokerage, family business office services through JWR&Co and title abstract services through BMT Settlement's affiliation with the Limited Partnership. The primary market for these services is in Montgomery, Delaware and Chester counties of Pennsylvania. The sale of these products and the offering of the services assist in successfully addressing the other challenges in the ever-changing competitive financial services market.

                                   OPERATIONS
                                   ----------

BRYN MAWR BANK CORPORATION
--------------------------

The Corporation had no active staff as of December 31, 2001 and conducted no activities other than those activities through its subsidiaries, the Bank, Insurance Counsellors, BM Brokerage, Joseph W. Roskos & Co., and JWR&Cos subsidiary BMF.
     A complete list of directors and officers of the Corporation, as of February 28, 2002 is incorporated by reference to the next to last page of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

THE BRYN MAWR TRUST COMPANY
---------------------------

     The Bank is engaged in general, commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of wealth management services including estate administration, investment advisory services, pension and profit sharing administration and personal financial planning, including tax preparation. As of December 31, 2001, the market value of assets administered by the Bank's Wealth Management Division was $1,707,000,000.
     During 2001 residential mortgage interest rates decreased, making residential mortgage refinancing more attractive to borrowers, compared to similar activity in 1999 and 2000. As of March 1, 2002, the Bank had no commissioned mortgage originators.
     The Bank originated and sold $327,296,000 in residential mortgages to the secondary market in 2001 compared to $71,737,000 originated and sold in 2000. Net gains and loan fee income on such transactions amounted to $5,218,000 in 2001 compared to $1,232,000 in 2000. During 1999 the Bank originated and sold $73,921,000 in residential mortgage loans, generating $984,000 in related net gains and loan fee income.
     The Bank renegotiated its licensing and servicing agreement with FISERV in 1994 for the in-house data processing systems, which commenced operation during February 1996. That agreement is incorporated by reference into the Corporation's 10-K, filed with the Commission on March 31, 1995. An addendum to this agreement was executed in August 2001.
     At December 31, 2001, the Bank had 213 full time and 29 part time employees, including 120 officers, equaling 227.5 full time equivalent staff.

BRYN MAWR ADVISORS, INC. (FORMERLY TAX COUNSELLORS OF BRYN MAW, INC.)
---------------------------------------------------------------------

     Effective December 31, 2000, the operations of BMA were transferred to the Tax Professionals, concurrent with the sale of the net assets of the company. BMA is presently an inactive subsidiary of the Corporation, having no employees.

INSURANCE COUNSELLORS OF BRYN MAWR, INC.
----------------------------------------

     Insurance Counsellors is a full-service insurance agency, which enables the Bank to offer insurance related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.
     Insurance Counsellors employs 3 licensed insurance agents and a support staff of 1 full time person, who have significant expertise in the design, sale and service of insurance products. During the first quarter of 2001, Insurance Counsellors entered into a joint marketing agreement with a local insurance agency. As a result of this agreement Insurance Counsellors is able to offer products from more than thirty major insurance companies for property and casualty coverage. Through an affiliation with both a local benefits and life insurance agency, Insurance Counsellors is able to offer more than thirty life and health companies for specialized insurance needs. Insurance Counsellors generated $377,000 of revenue during 2001.

BRYN MAWR BROKERAGE CO., INC.
-----------------------------

     BM Brokerage offers securities products, including mutual funds, annuities, individual stocks and bonds and retirement plans through the Bank's branch system. BM Brokerage has entered into an agreement with UVEST Financial Services, Inc., a broker-dealer headquartered in Charlotte, North Carolina to provide the necessary back office support. As of December 31, 2001, BM Brokerage had 2 full time employees. BM Brokerage generated $193,000 of revenue during 2001.

BRYN MAWR ASSET MANAGEMENT, INC.
--------------------------------

     BMAM provided investment-consulting services to retirement plans, foundations and high net worth individuals. During 2000, there were changes in BMAM's management, prompting the name change from CDC Capital Management, Inc. to Bryn Mawr Asset Management, Inc. During 2001, the decision was made to make BMAM an inactive subsidiary of the Corporation. As of December 31, 2001, BMAM had no full time employees. During 2001, prior to moving to an inactive status, BMAM generated $104,000 of revenues.

JOSEPH W. ROSKOS & CO. INC.
---------------------------

     JWR&Co provides family business office services to high net worth individuals. Thus, JWR&Co offers to the clients of all the Bryn Mawr companies access to high quality personalized financial services such as accounting, tax preparation services, consulting and fiduciary support services to our customers. As of December 31, 2001 JWR&Co had 23 full-time employees, 2 part-time employees and generated $2,567,000 of revenue during 2001.

BMT SETTLEMENT SERVICES, INC.
----------------------------

BMT Settlement's primary market area is located in southeastern Pennsylvania. BMT Settlement is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. BMT Settlement is a limited partner in the Limited Partnership, which is located in Wayne, PA.

                      SOURCES OF THE CORPORATION'S REVENUE
                      ------------------------------------

     The following table shows, for a five-year period, the percentage of consolidated revenues by major source generated by the Corporation's subsidiaries from the activities indicated below.

                                          Year Ended December 31,
                               -------------------------------------------
                                2001     2000     1999     1998     1997
                                ----     ----     ----     ----     ----
Commercial Loans                  21%      23%      19%      18%      17%
Mortgage and Construction Loans   18       17       16       16       15
Consumer Loans                    12       16       18       21       25
Home Equity/Line of Credit         4        4        2        2        2
Securities                         3        3        4        5        6
Federal Funds Sold                 1        1        1        2        3
                                   -      ---      ---       --      ---
Total Interest Income             59       64       60       64       68
Trust Services                    17       18       21       23       21
Net gain on sale of loans         10        2        2        2        1
Other Income *                    14       16       17       11       10
                                   -      ---      ---      ---      ---
Total Revenues *                 100%     100%     100%     100%     100%
                                 ====     ====     ====     ====     ====

* Revenues were generated by the Bank, JWR&Co, BMAM, BMAM, Insurance Counsellors, and BM Brokerage in 2001, 2000 and 1999 by the Bank, BMA, and Insurance Counsellors in 1998 and by the Bank and BMA in 1997. The 2001 total revenues generated by JWR&Co, BMAM, Insurance Counsellors and BM Brokerage were 5%, .2%, .5% and .4%, respectively. Of the Corporation's total revenues generated in 2000, JWR&Co, BMAM, BMA, Insurance Counsellors and BM Brokerage, respectively produced 5%, 1.8%, 1.8%, .5%, and .2% thereof. The 1999 total revenues generated by JWR&Co, BMAM, BMA, Insurance Counsellors and BM Brokerage were 4%, 2%, 1.5%, 1%, and .4%, respectively. Respective revenues generated by BMA and Insurance Counsellors aggregated

1.7% and .5% of the Corporation's total revenues in 1998. BMA aggregated .4% in 1997.

                             STATISTICAL INFORMATION
                             -----------------------

     The statistical information required in this Item I is incorporated by reference to the information appearing in Corporation's Annual Report to Shareholders for the year ended December 31, 2001, as follows:

Disclosure Required by Industry                  Reference to the Corporation's
-------------------------------                  ------------------------------
Guide 3                                          2001 Annual Report
-------                                          ------------------
                                                 (Financial Section)
                                                 -------------------

  I.  Distribution of Assets, Liabilities
      and Stockholders Equity; Interest
      Rates and Interest Differential

  A.  Average balance sheets, interest-
      income and expense; average rates
      earned/paid . . . . . . . . . . . . .      Analyses of Interest Rates and
                                                 Interest Differential (page 18)

  B.    Rate/Volume Differentials . . . . .      Rate/Volume Analyses (page 19)

  C.    Non-Accrual Policy .  .  .  .  . . .     Loan Portfolio and Non-
                                                 performing Asset Analysis
                                                 (page 24)

  D.  Interest Rate Sensitivity
      Analysis . . . . . . . . . . . . . . .     Interest Rate Sensitivity
                                                 Analysis (page 27)

II.   Investment Portfolio

  A.  Book Values  . . . . . . . . . . . . .     Notes to Consolidated Finan-
                                                 cial statements, Note 3
                                                 (page 37)

  B.  Maturities . . . . . . . . . . . . . .     Notes to Consolidated Finan-
                                                 cial Statements, Note 3
                                                 (page 37)

III.  Loan Portfolio

  A.  Types of Loans . . . . . . . . . . . .     Loan Portfolio (page 23)

Disclosure Required by Industry                  Reference to the Corporation's
-------------------------------                  ------------------------------
 Guide 3                                         2001 Annual Report
--------                                         ------------------
                                                 (Financial Section
                                                 ------------------

  B.  Maturities and Sensitivity to
      changes in Interest Rates  . . . . . .     Loan Portfolio-Maturity
                                                 Distribution (page 23)
                                                 Interest Rate Sensitivity
                                                 Analysis (page 27)

  C.  Non-Performing Assets  . . . . . . . .     Nonperforming Assets (page 26)

 IV.  Summary of Loan Loss Experience

  A.  Analysis of Loss Experience  . . . . .     Allowance for Loan
                                                 Losses (page 20)

  B.  Allocation of Allowance for
      Loan Losses  . . . . . . . . . . . . .     Allocation of the Allowance
                                                 for Loan Losses (page 20)
  V.  Deposits

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

 VI.  Return on Equity and Assets  . . . . .     Selected Financial Data
                                                 (page 12)

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

     JWR&Co's primary function is a family business office. Its market area is Pennsylvania and targets individuals and families with substantial assets. JWR&Co occupies the first floor of Number 6 Bryn Mawr Avenue, Bryn Mawr, Pennsylvania. JWR&Co's primary competition is the wealth management departments of various banks in the area.

     BMT Settlement's primary market area is in southeastern Pennsylvania. BMT Settlement is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. The Limited Partnership, the title abstract company in which BMT Settlement is a limited partner, is located in Wayne, PA. The Limited Partnership's main competition is other title abstract companies. The Limited Partnership offers its services to residential and commercial real estate borrowers.

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

     The passage of additional legislation by Congress authorizing additional continuing legal and regulatory supervision of financial institutions, requiring additional disclosure concerning deposit transactions and permitting more rapid increases in deposit insurance premiums may increase the cost and the operational expenses even for efficiently run and well-capitalized financial institutions and may adversely affect the profit margins of the Bank and the Corporation.

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

     The Bank in its normal business originates off-balance sheet items, such as outstanding loan commitments and standby letters of credit. The Bank makes loan commitments to borrowers to assure the borrower of financing by the Bank for a specified period of time and/or at a specified interest rate. The obligation to the Bank, pursuant to an unfunded loan commitment, is limited by the terms of the commitment letter issued by the Bank to each borrower. The Bank carefully reviews outstanding loan commitments on a periodic basis. A standby letter of credit is an instrument issued by the Bank, which represents a contingent obligation to make payments with respect to a specific transaction of a customer. The Bank carefully evaluates the creditworthiness of each of its letter of credit customers. The Corporation carefully monitors its risks as measured by the Risk Capital Guidelines and seeks to adhere to the Risk Capital Guidelines.

FINANCIAL SERVICES ACT OF 1999
------------------------------

     On March 11, 2000 the Financial Services Act of 1999 (the "FSA"), sometimes referred to as the Gramm-Leach-Bliley Act, became effective. The FSA repealed provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

     The FSA amended the Act to allow new "financial holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends section 4 of the Act in order to provide for a framework for the engagement in new financial activities. Bank holding companies may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity. Bank holding companies may engage in financial activities without prior notice to the Federal Reserve Board if those activities qualify under the new list in section 4(k) of the Act. However, notice must be given to the Federal Reserve Board, within 30 days after the FHC has commenced one or more of the financial activities. The Corporation has not become an FHC.

     Under the FSA, a bank subject to various requirements is permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHC's. However, to be able to engage in such activities a bank must continue to be well-capitalized and well-managed and receive at least a "satisfactory" rating in its most recent Community Reinvestment Act examination. The Corporation cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Corporation.

PRIVACY OF CONSUMER FINANCIAL INFORMATION
-----------------------------------------

     The FSA also contains a provision designed to protect the privacy of each consumer's financial information in a financial institution. Pursuant to the requirements of the FSA, the financial institution regulators (the "Regulators") have effective November 13, 2000, promulgated final regulations (the "Regulations") intended to better protect the privacy of a consumer's financial information maintained in financial institutions. Compliance with the regulations was optional until July 1, 2001.

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

CONSUMER PROTECTION RULES - SALE OF INSURANCE PRODUCTS

     In addition, as mandated by the FSA, the Regulators have published consumer protection rules (the "Rules") which apply to the retail sales practices, solicitation, advertising or offers of insurance products, including annuities, by depository institutions such as banks and their subsidiaries. The Rules are proposed to be effective on October 1, 2001.

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

     The Rules also require formal acknowledgement from the consumer that such disclosures have been received. In addition, to the extent practical, the Bank must keep insurance and annuity sales activities physically separate from the areas where retail sales are routinely accepted from the general public.

GOVERNMENT POLICIES AND FUTURE LEGISLATION
------------------------------------------

     As the enactment of the FSA confirms, from time to time, various proposals are made in the United States Congress as well as Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banks and financial organizations. Among current proposals of significance to the Corporation or its subsidiaries are the continued liberalization of the restrictions on the acquisitions of out-of-state banks by bank holding companies, the expansion of the powers of banks and thrift institutions, the liberalization of the restrictions upon the activities in which bank holding companies may engage, the imposition of limitations on interest rates and service charges, certain consumer legislation and the requirement to provide certain basic banking services. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of the Corporation or its subsidiaries, especially the Bank.

RECENT REGULATORY DEVELOPMENTS
------------------------------

     By the end of 2001, in the wake of the events of September 11, 2001, the banking regulators published for comment or took under consideration new regulations concerning money laundering, as well as other regulations which may effect the Bank.
     The federal budget for 2003 indicates the possible increase of bank deposit insurance coverage and the premiums charged to banks for such insurance. Draft legislation has been introduced in Congress with respect to those matters. In March 2002, the FDIC announced that an increase in deposit insurance premiums was likely in the second half of 2002. It is not possible to assess the impact on the Bank of any of the foregoing proposals.

IMPACT OF FUTURE LEGISLATION AND GOVERNMENTAL POLICIES
------------------------------------------------------

     As the enactment of the FSA confirms, from time to time, various proposals are made in Congress, in the Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of or place restrictions upon banks and other financial institutions.
     As a consequence of the extensive regulations of banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business or curtail the business in which the Bank and its affiliates may engage.
     From time to time enactment of legislation or promulgation of regulations may impact the business of the Bank and its affiliates. It cannot be predicted whether such legislation or regulations will be adopted, and if adopted, how these would affect the Bank and its affiliates.

SUBSIDIARIES OF THE CORPORATION
-------------------------------

     The non-bank subsidiaries of the Corporation are also subject to regulation and examination by the Federal Reserve Board and must file periodic reports with the Federal Reserve Board.

                               ITEM 2. PROPERTIES
                               ------------------

     The headquarters of the Corporation and the main office of the Bank are located in a three story stone front office building, consisting of approximately 37,000 net usable square feet, located at the main intersection of Bryn Mawr, Pennsylvania, at Lancaster Avenue and Bryn Mawr Avenue. The main office of the Bank has been located in Bryn Mawr since its founding in 1889. The Corporation acquired two additional properties during 1988, that is (i) a property contiguous to the Bank's main office and (ii) a property at 10 Bryn Mawr Avenue to house the Bank's Wealth Management Division. The first property which is contiguous to the Bank's main office, houses an expanded drive-up facility and a meeting room and is subject to a mortgage as outlined in Note 6 to the Corporation's financial statements, on page 38 of the 2001 Annual Report. The second property became the location of the Bank's Wealth Management Division in mid-December, 1989. The real property owned by the Corporation and the Bank, other than that contiguous to the Bank's main office is free and clear of all liens and encumbrances.
     Below is a schedule of all properties owned or leased by the Corporation or its subsidiaries.

The Bank:
--------
                                                             Date Acquired
 Current Banking Office                 Address                or Opened
 -----------------------                -------             ---------------

Main Office and Principal       801 Lancaster Avenue               1889
Place of Business (owned)       Bryn Mawr, PA 19010

Branch Office/Operations        330 E. Lancaster Avenue            1985
Center (owned)                  Wayne, PA 19087

Branch Office/Admin.            18 W. Eagle Road                   1987
Office (owned)                  Havertown, PA 19083

                                                             Date Acquired
 Current Banking Office                 Address                or Opened
 -----------------------                -------             ---------------

Branch Office (owned)           312 E. Lancaster Avenue            1979
                                Wynnewood, PA 19096

Branch Office (owned)           N.E. Corner of Lancaster           1986
                                and Greenwood Avenues
                                Paoli, PA  19301

Branch Office (leased)          One Tower Bridge/(1)/              1995
Through July 31, 2004           West Conshohocken, Pa 19428

Branch Office (leased)          The Quadrangle/(2)/                1989
month to month basis            3300 Darby Road
                                Haverford, PA 19041-1095

Branch Office (leased)          Waverly Heights, Ltd./(2)/         1986
month to month basis            Life Care Community
                                Gladwyne, PA 19035

Branch Office (leased)          Martins Run/(2)/                   1987
month to month basis            Life Care Community
                                11 Martins Run
                                Media, PA 19063

Branch Office (leased)          Bellingham/(2)/                    1991
through August 31, 2004         1615 East Boot Road
                                West Chester, PA 19380

Branch Office (leased)          Beaumont at Bryn Mawr/(2)/         1995
through April 30, 2003          Retirement Community
                                Bryn Mawr, PA 19010

Office Space (leased)           2&6 Bryn Mawr Avenue/(5)/          1999
through March 1, 2028           Bryn Mawr, Pa. 19010

Branch Office (leased)          White Horse Village/(2)/           2000
through March 1, 2005           535 Gradyville Road
                                Newtown Square, PA.

Branch Office (leased)          Rosemont Presbyterian              2001
                                Village/(2)/
Through January 31, 2007        404 Cheswick Place
                                Rosemont, PA 19010-1251

Office Space (leased)           2011 Renaissance Blvd./(6)/        1999
Through August 31, 2004         Suite 200
                                King of Prussia, PA 19406

The Corporation:
---------------

                                                             Date Acquired
 Other Facilities                       Address                or Opened
 -----------------------                -------             ---------------

Walk-in Lobby, Drive-up         813 Bryn Mawr Avenue/(3)/          1988
Windows, Meeting Room           Bryn Mawr, PA 19010
(owned)

Office Building (owned)         10 Bryn Mawr Avenue/(4)/           1988
                                Bryn Mawr, PA 19010

     /(1)/ This branch is on the lobby level of an office building and has been established to primarily meet the needs of the occupants of the office building and the surrounding community. There is an automatic teller machine located within the facility. The lease is for 705 square feet and expires on July 31, 2004.

     /(2)/ This branch office has been established primarily to meet the needs of the residents of the Life Care Community in which it is located.

     /(3)/ This property is contiguous to the Bank's main office, originally housed a gas station, which was demolished. This property houses a walk-in lobby, expanded drive-up facility and a meeting room, and was put in service in August, 1990.

     /(4)/ This property became the new location of the Bank's Wealth Management
           Division, in mid-December, 1989. The

           Corporation leased the property to the prior owners on a month-to-month basis through June, 1989.

     /(5)/ This lease is for 24,800 square feet of office space to house the support staff which was formerly located in the Bank's main office at 801 Lancaster Avenue. The support areas currently located at this location are Audit, Human Resources, Marketing, Loan Operations and Comptrollers.

     /(6)/ This lease is for 7,527 square feet of space, located in King of Prussia, that previously housed the employees of JWR&Co. It is presently vacant and the Bank intends to sublet the property for the remainder of the term of the lease. The term of the lease is for 66 months(5 years and six months) which commenced February 1999.

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

                                     PART II
                                     -------

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                ------------------------------------------------
                         AND RELATED STOCKHOLDER MATTERS
                         -------------------------------

     The information required by this Item 5 is incorporated by reference to the information appearing under the caption "Price Range of Shares" on page 10 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

                         ITEM 6. SELECTED FINANCIAL DATA
                         -------------------------------

     The information required by this Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial Data" on page 12 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

     The information required by this Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 13 to 29 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ---------------------------------------------------

     The financial statements and the auditor's report thereon and supplementary data required by this Item 8 are incorporated by reference on page 11 and pages 30 to 47 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

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

                                    PART III
                                    --------
          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          -----------------------------------------------------------

     The information with respect to Directors of the Corporation is incorporated by reference on pages 3 through 10 of the definitive proxy statement of the Corporation filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     Executive Officers of the Corporation. Below is certain information with
     -------------------------------------
respect to the executive officers of the Corporation and Bank as of February 28, 2002:

                          AGE AS OF             OFFICE WITH THE
    NAME              FEBRUARY 28, 2002     CORPORATION AND/OR BANK
    ----              -----------------     -----------------------
Frederick C. Peters II          52          President and Chief
                                            Executive Officer and
                                            Director of Corporation
                                            and Bank

Joseph W. Rebl                  57          Treasurer of Corporation
                                            and Executive Vice
                                            President, Treasurer &
                                            Chief Financial Officer of
                                            Bank

Robert J. Ricciardi             53          Secretary of Corporation
                                            and Executive Vice
                                            President and Secretary of
                                            the Bank, Chief Credit
                                            Policy Officer

Joseph W. Roskos                53          Executive Vice president
                                            of Bank and Chairman of
                                            Joseph W. Roskos & Co.

                          AGE AS OF             OFFICE WITH THE
    NAME              FEBRUARY 28, 2002     CORPORATION AND/OR BANK
    ----              -----------------     -----------------------
Joseph G. Keefer                43          Executive Vice President
                                            of Bank- Chief Lending
                                            Officer

Alison E. Gers                  44          Executive Vice President
                                            of Bank- Administration
                                            and Operations

John G. Roman                   49          Executive Vice President-
                                            Bank- Wealth Management
                                            Division

     Mr. Peters was elected President and Chief Executive Officer and a Director of the Corporation and the Bank on January 22, 2001. Prior to that, Mr. Peters was founder, President and Chief Executive Officer of the 1st Main Line Bank, a division of National Penn Bank, from May 1995 to January 2001. From 1985 to 1995, Mr. Peters was the founding President and Chief Executive Officer of National Bank of the Main Line. Prior to 1985, Mr. Peters was employed by Industrial Valley Bank as a Regional Vice President in a lending capacity.

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

     Mr. Ricciardi was employed by the Bank in 1971 and elected an Assistant Treasurer in 1973. Mr. Ricciardi was elected an Assistant Vice President of the Bank in 1976 and a Vice President in 1981. In 1989, Mr. Ricciardi was elected Senior Vice President of Real Estate Lending. In November, 1993, he was elected Executive Vice President and assumed responsibility for the Bank's Community Banking Division. In November 1997, Mr. Ricciardi was named the Bank's Chief Credit Policy Officer and relinquished responsibility for the Community Banking Division. In January 2001, Mr. Ricciardi was named Secretary of the Corporation and the Bank.

     Mr. Roskos was President of Joseph W. Roskos & Co. from January 1991 to October 1999. In October 1999, Mr. Roskos was appointed Chairman of Joseph W. Roskos & Co., a subsidiary of the Corporation. Prior to that, Mr. Roskos was Vice President of the Corporation and an Executive Vice President of the Wealth Management Division of the Bank from May 1999 to October 2000. Mr. Roskos was appointed Executive Vice President of the Bank in December 2001.

     Mr. Keefer was employed by the Bank as Vice President in March 1991. He was promoted to Senior Vice President-Commercial Lending in July 1994 and was made the Bank's Chief Lending Officer in December 1997. In February 2001, Mr. Keefer was designated an Executive Vice President of the Bank. Prior to his employment by the Bank, Mr. Keefer was employed by First Pennsylvania Bank, NA from June 1980 until March 1991, where he was a Vice President in the commercial lending division.

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

     Mr. Roman was employed by the Bank as Senior Vice President of the Wealth Management Division of the Bank. In February 2002, Mr. Roman was designated Executive Vice President of the Wealth Management Division of the Bank. Prior to that, Mr. Roman was President of Merrill Lynch Trust of New Jersey from June 1997 to July 2001.

     None of the above executive officers has any family relationship with any other executive officer or with any director of the Corporation or Bank.

                        ITEM 11. EXECUTIVE COMPENSATION
                        -------------------------------

     The information required by this Item 11 is incorporated by reference on pages 10 through 20 of the definitive proxy statement of the Corporation, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               -------------------------------------------------
                             OWNERS AND MANAGEMENT
                             ---------------------

     The information required by this Item 12 is incorporated by reference on page 2, and pages 8 and 9 of the Corporation's definitive proxy statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            -------------------------------------------------------

     There were no relationships or transactions required to be disclosed in this Item 13 pursuant to the instructions contained in the form for this report, as discussed on pages 17 and 18 of the Corporation's definitive proxy statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

(K) Agreement dated May 2, 1997, between The Bryn Mawr Trust Company and Marshall and Ilsley Corporation, to provide data processing services to the Bank's Investment Management and Trust Division is incorporated by reference to the Corporation's 10-K filed with the Securities and Exchange Commission on March 30, 1998.

(L) Agreement dated January 1, 1999 between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services Group, Inc., to provide brokerage support services to BM Brokerage is incorporated by reference to the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

(M)  Lease dated March 1, 1999 between The Bryn Mawr Trust Company and Anthony
     J. Marcozzi and The Real Viking, Inc. for the property and the buildings known as 2 and 6 Bryn Mawr Avenue. The term of this lease is for an initial period of twenty-nine years with the option to extend for one-ten year period with the same terms and conditions as the initial lease. The lease is hereby incorporated by reference to the Corporation's Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000

(N) Employment Agreement dated January 11, 2001 between Bryn Mawr Bank Corporation and Frederick C. Peters II is incorporated by reference to the Corporation's From 10-K, filed with the Securities and Exchange Commission on March 30, 2001.

(O) The Bryn Mawr Bank Corporation 2001 Stock Option Plan, is hereby incorporated by reference to the Corporation's Proxy Statement dated March 8, 2001 and filed with the Securities and Exchange Commission on March 8, 2001 as Appendix B to the Proxy Statement.

(P) Addendum, dated August 15, 2001, to the License agreement between Bryn Mawr Bank Corporation and Fiserv Solutions,Inc. dated December 30, 1994 is incorporated in this filing of the Corporation's Form 10-K.

13 - Annual Report to Security Holders
--------------------------------------

     The Registrant's 2001 Annual Report to Shareholders is attached herewith as Exhibit 13.

21 - Subsidiaries of the Registrant
-----------------------------------

23 - Consent of Independent Accountants
---------------------------------------

     Consent of Independent Accountants filed herewith as Exhibit 23.

99 - Portions of the Proxy Statement
------------------------------------

     Excerpts from the Registrant's Proxy Statement for its 2002 Annual Meeting to be held on April 16, 2002, were filed with the Securities and Exchange Commission on March 5, 2002 as Exhibit 99.

             INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
             -----------------------------------------------------

The report of Independent Certified Public Accountants as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation and related notes is incorporated by reference to page 11 of the Corporation's 2001 Annual Report to Shareholders.

Consolidated Financial Statements and related notes are incorporated by reference to the Corporation's 2001 Annual Report to Shareholders, and may be found on the pages of said Report as indicated in the parenthesis:

          Consolidated Balance Sheets, December 31, 2001 and 2000 (page 30)

          Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999 (page 31)

          Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000, and 1999 (page 33)

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999 (page 33)

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 (page 32)

          Notes to Financial Statements (pages 34 to 47)

Supplementary Data:

Quarterly Results of Operations are incorporated by reference to the information under the caption "Selected Quarterly Financial Data (Unaudited)", in Note 18 on page 45 of the Corporation's Annual Report to Shareholders for the fiscal years ended December 31, 2001 and 2000.

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

              NAME                       TITLE                           DATE
              ----                       -----                           ----

  /s/ Robert L. Stevens           Chairman, and                   March 21, 2002
----------------------------
      Robert L. Stevens           Director

  /s/ Frederick C. Peters II      President                       March 21, 2002
----------------------------
      Frederick C. Peters II      and Chief Executive
                                  Officer (Principal
                                  Executive Officer)
                                  and Director

  /s/ Joseph W. Rebl              Treasurer (Principal            March 20, 2002
----------------------------
         Joseph W. Rebl           Financial and Principal
                                  Accounting Officer)

 /s/ Richard B. Cuff              Director                        March 21, 2002
----------------------------
         Richard B. Cuff

                                  Director                        March , 2002
----------------------------
         Warren W. Deakins

 /s/ William Harral, III          Director                        March 22, 2002
----------------------------
         William Harral, III

                                  Director                        March , 2002
----------------------------
         Wendell F. Holland

 /s/ Phyllis M. Shea              Director                        March 21, 2002
--------------------------
     Phyllis M. Shea

 /s/ B. Loyall Taylor, Jr.        Director                        March 22, 2002
---------------------------
     B. Loyall Taylor, Jr.

                                  Director                        March , 2002
----------------------------
     Nancy J. Vickers

 /s/ Thomas A. Williams           Director                        March 22, 2002
----------------------------
     Thomas A. Williams