Form 10-Q
period 2002-03-31
BRYN MAWR BANK CORP
filed 2002-05-14
CIK 802681

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                  of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2002                          Commission File Number
                                                                         0-15261

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

                                  Yes X   No
                                             ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

          Class                                 Outstanding at April 19,2002
--------------------------                               4,367,241
Common Stock, par value $1

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                          QUARTER ENDED March 31, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income for the three
   months ended March 31, 2002 and 2001...................................Page 1

Consolidated Balance Sheets as of March 31 2002,
   December 31, 2001 and March 31, 2001 ..................................Page 2

Consolidated Statements of Cash Flows for the three
   months ended March 31, 2002 and 2001 ..................................Page 3

Consolidated Statements of Comprehensive Income for
   the three months ended March 31, 2002 and 2001.........................Page 4

Notes to Consolidated Financial Statements................................Page 5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................Page 10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISKS.....................................................Page 19

PART II - OTHER INFORMATION..............................................Page 20

                          PART I. FINANCIAL INFORMATION
ITEM 1.                        FINANCIAL STATEMENTS
                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                            (Dollars In Thousands*)
                                    Unaudited

                                                                 Three Months Ended
                                                                      March 31
                                                                 2002         2001
                                                              ----------   ----------
Interest income:
   Interest and fees on loans .............................        6,813   $    7,126
   Interest on federal funds sold .........................           39          152
   Interest on interest bearing deposits with banks .......            9           10
   Interest and dividends on investment securities:
      U.S. Treasury securities ............................           --           56
      U.S. Government Agency securities ...................          286          238
      Obligations of states and political subdivisions.....           15           21
      Dividend income .....................................           17           32
                                                              ----------   ----------
Total interest and dividend income ........................        7,179        7,635

Interest expense on deposits ..............................        1,154        1,614
                                                              ----------   ----------
Net interest income .......................................        6,025        6,021
Loan loss provision .......................................          250          500
                                                              ----------   ----------
Net interest income after loan loss provision .............        5,775        5,521
                                                              ----------   ----------
Other income:
   Fees for Trust services ................................        2,103        2,292
   Service charges on deposits ............................          462          316
   Other service charges, commissions and fees ............          266          259
   Net gain on sale of loans ..............................        1,481          858
   Other operating income .................................        1,027        1,030
                                                              ----------   ----------
Total other income ........................................        5,339        4,755
                                                              ----------   ----------
Other expenses:
   Salaries and wages .....................................        3,971        3,866
   Employee benefits ......................................        1,054          808
   Occupancy and bank premises ............................          482          572
   Furniture, fixtures, and equipment .....................          462          519
   Other operating expenses ...............................        1,476        1,273
                                                              ----------   ----------
Total other expenses ......................................        7,445        7,038
                                                              ----------   ----------
Income before income taxes ................................        3,669        3,238
Applicable income taxes ...................................        1,260        1,050
                                                              ----------   ----------
$et Income ................................................        2,409   $    2,188
                                                              ==========   ==========
Earnings per common share .................................   $     0.56   $     0.51
Diluted earnings per common share .........................   $     0.54   $     0.49
Cash dividends declared per share .........................   $     0.19   $     0.18

Weighted-average shares outstanding .......................    4,310,348    4,279,131
Dilutive potential common shares ..........................      142,577      155,039
                                                              ----------   ----------
Adjusted weighted-average shares ..........................    4,452,925    4,434,170

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.

                                    Form 10-Q
                                     Page 1

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                   March 31,    December     Marchr31,
                                                                                      2002        2001*        2001
                                                                                  (Unaudited)              (Unaudited)
                                                                                  ------------------------------------
Assets
Cash and due from banks ..................................................         $ 27,598     $ 28,157     $ 25,265
Interest bearing deposits with banks .....................................           10,777          516          354
Federal funds sold .......................................................           12,000           --        9,206
Investment securities available for sale, at market (amortized cost of $21,706,  $25,807 and $25,022 as of March 31, 2002,
   December 31, 2001 and March 31, 2001, respectively) ...................           21,853       26,222       25,204
Loans:
   Consumer ..............................................................           29,040       35,521       46,365
   Commercial ............................................................          141,335      167,452      143,379
   Real estate ...........................................................          232,198      197,876      152,980
                                                                                   --------     --------     --------
      Total loans ........................................................          402,573      400,849      342,724
   Less: Allowance for possible loan losses ..............................           (5,167)      (4,928)      (4,367)
                                                                                   --------     --------     --------
      Net loans ..........................................................          397,406      395,921      338,357
                                                                                   --------     --------     --------
Premises and equipment, net ..............................................           12,222       12,478       12,451
Accrued interest receivable ..............................................            2,106        2,222        2,394
Goodwill (net) ...........................................................            2,805        2,805        2,929
Mortgage servicing rights ................................................            2,799        2,206          664
Other assets .............................................................            8,918        6,296        6,565
                                                                                   --------     --------     --------
      Total assets .......................................................         $498,484     $476,823     $423,389
                                                                                   ========     ========     ========

Liabilities
Deposits:
   Demand, noninterest-bearing ...........................................         $132,692     $110,564     $104,276
   Savings ...............................................................          209,029      204,852      192,168
   Time ..................................................................           70,769       75,643       68,892
                                                                                   --------     --------     --------
      Total deposits .....................................................          412,490      391,059      365,336
                                                                                   --------     --------     --------

Borrowed funds ...........................................................           20,000       20,000           --
Other liabilities ........................................................            8,266        8,457        5,287
                                                                                   --------     --------     --------
      Total liabilities ..................................................          440,756      419,516      370,623
                                                                                   --------     --------     --------

Shareholders' equity
Common stock, par value $1; authorized 25,000,000 shares; issued 5,350,975,
   5,329,675 and 5,227,275 shares as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively and outstanding of 4,293,421,
   4,322,121 and 4,288,602 shares as of March 31, 2002, December 31, 2001
   and March 31, 2001, respectively ......................................            5,351         5330        5,227
Paid-in capital in excess of par value ...................................            7,184        6,676        4,942
Accumulated other comprehensive income
   net of taxes ..........................................................               97          274          120
Retained earnings ........................................................           58,083       56,499       51,908
                                                                                   --------     --------     --------
                                                                                     70,715       68,779       62,197

Less: Common stock in treasury at cost -- 1,057,554, 1,007,554 and
   938,673 shares as of March 31, 2002, December 31, 2001
   and March 31, 2001, respectively ......................................          (12,987)     (11,472)      (9,431)
                                                                                   --------     --------     --------
   Total shareholders' equity ............................................           57,728       57,307       52,766
                                                                                   --------     --------     --------
   Total liabilities and shareholders' equity ............................         $498,484     $476,823     $423,389
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

                                    Form 10-Q
                                     Page 2

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                    Unaudited

                                                                      Three Months Ended
                                                                           March 31
                                                                     --------------------
                                                                       2002        2001*
                                                                     --------    --------
Operating activities:
Net Income .......................................................   $  2,409    $  2,188
Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Provision for loan losses .....................................        250         500
   Provision for depreciation and amortization ...................        363         497
   Loans originated for resale ...................................    (97,789)    (51,878)
   Proceeds from loans sold ......................................     96,963      55,371
   Gain on sale of loans .........................................      1,481         858
   Provision for deferred income taxes (benefit) .................        (71)        (44)
   Change in accrued interest receivable .........................        116         586
   Change in accrued interest payable ............................       (308)       (239)
   Mortgage servicing rights .....................................       (592)       (377)
   Other .........................................................     (2,705)        120
                                                                     --------    --------
      Net cash provided by operating activities ..................        117       7,582
                                                                     --------    --------

Investing activities:
Purchases of investment securities ...............................     (1,587)     (5,002)
Proceeds from maturity and calls of fixed income securities ......      5,836       7,001
Loan (originations) repayments, net ..............................     (2,082)      7,977
Loans purchased (dealer loans) ...................................        (92)       (752)
Purchases of premises and equipment ..............................       (100)       (473)
                                                                     --------    --------
      Net cash provided by investing activities ..................      1,975       8,751
                                                                     --------    --------

Financing activities:
Net increase (decrease) in demand and savings deposits ...........     26,304     (20,620)
Net decrease in time deposits ....................................     (4,874)     (1,010)
Dividends paid ...................................................       (824)       (769)
Repayment of mortgage debt .......................................        (11)        (10)
Purchases of treasury stock ......................................     (1,515)       (147)
Proceeds from issuance of common stock ...........................        529         361
                                                                     --------    --------
      Net cash provided (used) by financing activities ...........     19,609     (22,195)

                                                                     --------    --------
Decrease in cash and cash equivalents ............................     21,701      (5,862)
Cash and cash equivalents at beginning of period .................     28,673      40,687
                                                                     --------    --------
Cash and cash equivalents at end of period .......................   $ 50,374    $ 34,825
                                                                     ========    ========

Supplemental cash flow information:
   Income taxes paid .............................................   $     66    $  1,061
   Interest paid .................................................   $  1,462    $  1,856

The accompanying notes are an integral part of the consolidated financial statements.
*-Reclassified for comparative purposes.

                                    Form 10-Q
                                     Page 3

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In Thousands)
                                    Unaudited

                                                   Three Months Ended
                                                        March 31
                                                     2002     2001
                                                   ------------------
Net Income .....................................    $2,409   $2,188  $
Other comprehensive income:
   Unrealized holding (losses) gains on
      available-for-sale securities ............      (268)     246
   Deferred income tax (benefit) expense  on
      unrealized holding (losses) gains  on
      available for sale securities ............        91      (84)
                                                    ------   ------

Comprehensive net income .......................    $2,232   $2,350  $
                                                    ======   ======

The accompanying notes are an integral part of the consolidated financial statements.

                                    Form 10-Q
                                     Page 4

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)

1.   Unaudited Interim Results:

     The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of March 31, 2002 and 2001, the related consolidated statements of cash flows for the three month periods ended March 31, 2002 and 2001, the related consolidated statements of income for the three month periods ended March 31, 2002 and 2001 and the related consolidated statements of comprehensive income for the three month periods ended March 31, 2002 and 2001 are all unaudited.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 2001 Annual Report incorporated in the 2001 Form 10-K (Exhibit #13).

2.   Earnings Per Common Share:

     Reference is made to Note #12, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 2001 Annual Report incorporated in the 2001 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three month periods ended March 31, 2002 and 2001.

3.   Disclosure of Accounting Policy:

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest bearing deposits with banks and federal funds sold.

                                   Form 10-Q
                                     Page 5

4.   Adoption of Financial Accounting Standards:

     Recently issued accounting standards are discussed in Note 2 "Summary of Significant Accounting Policies" in the Corporation's Annual Report, incorporated in the 2001 Form 10-K (Exhibit 13). No new financial accounting standards were issued during the first quarter 2002.

     As a result of the implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142"), issued in June 2001, goodwill and other intangible assets have indefinable lives and will not be amortized. These assets will be tested at least annually for impairment. An impairment analysis will be completed during 2002. Should the annual testing indicate any impairment in goodwill, said impairment will be written-off against current earnings.

5.   Loans:

     Interest income on loans performing satisfactorily is recognized on the accrual method of accounting. Nonperforming loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due which are deemed to be problem loans by management. All nonperforming loans, except consumer loans, which are charged-off when greater than 90 days past due, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed nonperforming is deducted from interest income. The charge-off policy for all loans, including nonperforming and impaired loans, considers such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower in management's assessment of the collectability of such loans.

     As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers the ability of the borrower to continue to meet the original contractual terms of a loan. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments. An insignificant delay or shortfall is a temporary delay in the payment process of a loan. However, under these circumstances, the Corporation's subsidiary, The Bryn Mawr Trust Company (the "Bank"), expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

     When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Corporation's impaired loans, which amounted to $21,000, $21,000 and $698,000 at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. These loans were placed on nonaccrual status when they were delinquent for greater than 90 days, and any outstanding accrued interest receivable on such loans at the time they were placed on nonaccrual status, was reversed from income.

                                   Form 10-Q
                                     Page 6

     Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of March 31, 2002, December 31, 2001 and March 31, 2001, no impaired loans were measured using the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $21,000, $21,000, and $698,000, respectively.

     If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. All impairment reserves established in either 2002 or 2001 were allocated from the existing reserve for loan losses. As of March 31, 2002, December 31, 2001 and March 31, 2001, there were $0, $0 and $698,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at March 31, 2002, December 31, 2001 and March 31, 2001 was $0, $0, and $350,000 respectively. Impaired loans for which no loan loss allowance was allocated amounted to $21,000, at March 31, 2002 and $21,000 at December 31, 2001 and $0 at March 31, 2001. Average impaired loans for the quarter ended March 31, 2002, December 31, 2001 and March 31, 2001 amounted to $21,000, $499,000 and $262,000, respectively.

     When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either quarter ended March 31, 2002 or 2001. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no loans considered impaired were removed from the impaired loan status, during the first quarter of either 2002 or 2001.

     Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

                                   Form 10-Q
                                     Page 7

6.   Allowance for Possible Loan Losses:

          The summary of changes in the allowance is as follows:

                                       three months ended    year ended
                                           March 31,        December 31,
                                        2002      2001         2001
                                       ------   ---------   ------------

Balance, beginning of period           $4,928    $4,320       $ 4,320
Charge-offs:
   Consumer                               (30)      (65)         (178)
   Commercial and industrial                0      (870)         (940)
   Real estate                              0         0           (51)
                                       ------    ------       -------
      Total charge-offs                   (30)     (935)       (1,169)
                                       ------    ------       -------
Recoveries:
   Consumer                                19         4            38
   Commercial and industrial                0         2            63
   Real estate                              0       476           476
                                       ------    ------       -------
      Total recoveries                     19       482           577
                                       ------    ------       -------
      Net (charge-offs) / recoveries      (11)     (453)         (592)
Provision for loan losses                 250       500         1,200
Balance, End of period                 $5,167    $4,367       $ 4,928
                                       ======    ======       =======

                                   Form 10-Q
                                     Page 8

7.   Segment Information:

The Corporation's principal operating segments are structured around the finanical services provided their customers. The banking segment gathers deposits and makes funds available for loans to its customers. The Bank's Investment Management and Trust (Wealth) segment provides both corporate and individual investment management and trust products and services. The Bank's mortgage banking segment originates and sells residential mortgage loans to the secondary mortgage market. Bryn Mawr Bank Corporation and all other subsidiaries are aggregated under the "All Other" heading.

Segment information for the three months ended March 31, 2002 and 2001 is as follows:

                                                 (Dollars in thousands)
                                   --------------------------------------------------
                                                          2002
                                                      Mortgage    All
                                   Banking   Wealth    Banking   Other   Consolidated
                                   --------------------------------------------------
Net interest income                 6,018        --       --        7       6,025
Less Loan loss provision              250        --       --       --         250
                                   --------------------------------------------------
Net interest income after
      loan loss provision           5,768        --       --        7       5,775
Intersegment interest (revenues)       --                          --          --
                                   --------------------------------------------------
   expenses *
Net interest income after
   loan loss provision and          5,768        --       --        7       5,775
   eliminations
Other income:
   Fees for investment
      management and trust
      services                         --     2,103       --       --       2,103
   Other income                       883        --    1,608      745       3,236
                                   --------------------------------------------------
Total other income                    883     2,103    1,608      745       5,339
Other expenses:
   Salaries and benefits            3,175     1,035      317      498       5,025
   Occupancy                          741       148       42       13         944
   Other operating expense            902       215      212      147       1,476
                                   --------------------------------------------------
Total other expense                 4,818     1,398      571      658       7,445
                                   --------------------------------------------------
Segment profit (loss)               1,833       705    1,037       94       3,669
Intersegment (revenues)
   expenses *                          13        45       --      (58)         --
                                   --------------------------------------------------
Segment profit after
   eliminations                     1,846       750    1,037       36       3,669
                                   ==================================================
% of segment profit (loss)             50%       21%      28%       1%        100%
                                   --------------------------------------------------

                                                (Dollars in thousands)
                                   --------------------------------------------------
                                                          2001
                                                      Mortgage    All
                                   Banking   Wealth    Banking   Other   Consolidated
                                   --------------------------------------------------
Net interest income                 5,905       --       --       116       6,021
Less Loan loss provision              500       --       --        --         500
                                   --------------------------------------------------
Net interest income after
      loan loss provision           5,405       --       --       116       5,521
Intersegment interest (revenues)      103                        (103)         --
                                   --------------------------------------------------
   expenses *
Net interest income after
   loan loss provision and          5,508       --       --        13       5,521
   eliminations
Other income:
   Fees for investment
      management and trust
      services                         --    2,292       --        --       2,292
   Other income                       674       --      960       830       2,464
                                   --------------------------------------------------
Total other income                    674    2,292      960       830       4,756
Other expenses:
   Salaries and benefits            2,952      929      217       576       4,674
   Occupancy                          765      198       71        57       1,091
   Other operating expense            700      251      105       217       1,273
                                   --------------------------------------------------
Total other expense                 4,417    1,378      393       850       7,038
                                   --------------------------------------------------
Segment profit (loss)               1,765      914      567        (7)      3,239
Intersegment (revenues)
   expenses *                          13       41       --       (54)         --
                                   --------------------------------------------------
Segment profit after
   eliminations                     1,778      955      567       (61)      3,239
                                   ==================================================
% of segment profit (loss)             55%      29%      18%       (2)%       100%
                                   --------------------------------------------------

*- Intersegment revenues consist of rental payments to Bryn Mawr Bank Corporation from its subsidiaries. Intersegment expenses consist of a $1,000 management fee, paid by Bryn Mawr Bank Corporation to the Bank.

                                   Form 10-Q
                                     Page 9

Item 2.

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the three months ended March 31, 2002 and 2001, as well as the financial condition of the Corporation as of March 31, 2002, December 31, 2001 and March 31, 2001. The Bryn Mawr Trust Company (the "Bank"), Bryn Mawr Advisors, Inc. ("BMA"), Bryn Mawr Brokerage Company, Inc. ("BM Brokerage"), Bryn Mawr Asset Management, Inc. ("BMAM"),(formerly "CDC Capital Management, Inc") and Joseph W. Roskos & Co., Inc. ("JWR&Co") are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") and Bryn Mawr Settlement Services ("BMSS") are a wholly-owned subsidiaries of the Bank and Bryn Mawr Finance ("BMF") is a wholly-owned subsidiary of Joseph W. Roskos & Co.,Inc.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
--------------------------------------------------------------

     Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward- looking statements. The Corporation's actual results may differ materially from the results anticipated by the forward looking statement due to a variety of factors, including without limitations: (a) the effect of future economic conditions on the Corporation and its customers; (b) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;
(d) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation's trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more

                                    Form 10-Q
                                     Page 10
difficult or expensive than anticipated. All written or oral forward- looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements.

RESULTS OF OPERATIONS
---------------------

     The Corporation reported net income of $2,409,000 for the three months ended March 31, 2002, a 10% increase over $2,188,000 reported for the same period in 2001. Earnings per common share amounted to $0.56, a 10% increase over $0.51 reported for the first quarter of 2001. Earnings per common share, assuming dilution were $0.54 and $0.49, respectively.

     The increase in earnings, for the first three months of 2002 over the same period in 2001 is primarily attributable to an increase in other income, up $584,000 or 12% over the first three months of 2001. This increase in other income is due to a $623,000 increase in the net gain on the sale of loans for the first three months of 2002, compared to the same period in 2001. This is a result of increased loan sale activity associated with mortgage loan refinancings that were stimulated by a decline in interest rates. Total net interest income for the first three months of 2002 is level with the first three months of 2001. While loan balances increased $59,849,000 or 17% from the same period in 2001, the lower interest rate environment that existed during the first three months of 2002, compared to the same period in 2001, offset the effect of this increase. The current trends of higher income from the gain on sale of loans and the lower levels of interest income on loans will reverse, as interest rates increase because these income generators are counter cyclical. During the first quarter of 2001, the Corporation's management identified a problem commercial loan, which was put on nonaccrual status and written down by $870,000, thus necessitating the increase in the provision for loan loss to $500,000. The economic indicators are still pointing to a slow economy and the growth in the loan portfolio have prompted Corporation management to add $250,000 to the provision for loan loss for the first three months of 2002, this compared to $500,000 for the for the same period in 2001. This will assure that the level of loan loss reserve will remain within the guidelines, set be the Corporation's management, and reviewed in the quarterly adequacy test. During the first quarter of 2001, there was a non-recurring recovery of $355,000 in expense related to a prior year problem loan. Exclusive of this non-recurring recovery other expenses increased .7% for the first three months of 2002, compared to the same period of 2001.

     Average outstanding loan balances for the first three months of 2002 grew 16% from average outstanding loan balances for the first three months of 2001. Funding this growth in average outstanding loans was a 1% decrease in average outstanding investment security balances and an increase in average outstanding balances of non-interest bearing demand deposit accounts of 14%, NOW accounts of 18% and market rate accounts of 12%. The average outstanding balances of certificates of deposit ("CDs") were virtually unchanged.

                                    Form 10-Q
                                     Page 11

     The prime rate decreased by 325 basis points from 8.00% at March 31, 2001 to 4.75% at March 31, 2002. For the majority of 2001 rates were higher than the current level. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. The overall annualized yield on earning assets decreased by 150 basis points, from 8.0% at March 31, 2001 to 6.5% for the same period in 2002 due to the decline in the rates during this period.

     Compared to the first quarter of 2001, the average cost of funds for the respective periods decreased 68 basis points, from 1.78% in 2001 to 1.10% in 2002. The overall result was a decline in the Bank's annualized net interest margin, to 5.43% for the first three months of 2002 compared to 6.29% for the same period in 2001. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future.

NET INTEREST INCOME
-------------------

     For the three months ended March 31, 2002, net interest income of $6,025,000 was practically level with the same period in 2001. Total interest and dividend income declined 6% for the first three months of 2002, to $7,179,000 from $7,635,000 for the first three months of 2001. Interest expense decreased 29% for the three months ended March 31, 2002, to $1,154,000 compared to $1,614,000 for the first three months of 2001. The yield on earning assets for the first three months of 2002 was 6.5% compared to 8.0% for the first three months of 2001 while the effective rate paid on interest bearing deposits for the first three months of 2002 and 2001 was 1.5% and 2.5%, respectively.

     Interest and fees on loans decreased 4% from $7,126,000 for the first three months of 2001 to $6,813,000 for the first three months of 2002. A 16% increase in average outstanding loan balances for the first three months of 2002, to $396,496,000, compared to $341,995,000 for the same period in 2001, was offset by a 150 basis point decrease in the annualized average yield on earning assets. This is the primary reason for the decline in loan related interest and fee income.

     Interest and dividend income on investments decreased $29,000 or 8%, from $347,000 for the first three months of 2001 to $318,000 for the first three months of 2002. Interest from U.S. Government Agency securities increased 20% from $238,000 for the first three months of 2001 to $286,000 for the first three months of 2002. The primary reason for this increase was a $4,674,000 or 28% increase in the average balance of U.S. Government Agency securities, from $16,909,000 during the first three months of 2001 to $21,583,000 for the comparable period in 2002. The increase in U.S.

                                    Form 10-Q
                                     Page 12

Government Agency securities was primarily the replacement of U.S. Treasury securities that were called due to the decline in interest rates during 2001. Interest income on obligations of states and political subdivisions decreased 29% from $21,000 for the three months ended March 31, 2001 to $15,000 for the same period in 2002. Average outstanding balances of obligations of state and political subdivisions decreased by 20%, from $1,765,000 in 2001 to $1,409,000 in 2002. The overall yield on investment securities decreased from 5.7% for the first three months of 2001 to 5.2% for the first three months of 2002, a result of lower rates of interest being paid on investments purchased during the twelve month period.

     Interest expense on deposits decreased 29% or $460,000, to $1,154,000 for the three months ended March 31, 2002 compared to $1,614,000 for the same period in 2001. The average cost of interest bearing deposits decreased 100 basis points, from 2.5% at March 31, 2001 to 1.5% for the three months ended March 31, 2002. The average interest bearing deposit balances increased 15% to $304,586,000 at March 31, 2002 compared to $264,245,000 for the same period in 2001. Average non-transaction savings accounts decreased .1% for the first three months of 2002, compared to the same period in 2001, while average Market Rate Accounts and CDs increased by 11.4% and 2.8%, respectively. The Bank's average transaction based NOW account balances increased 13.8% and non-interest bearing demand deposit account balances increased 12.8%. The annualized cost of CDs decreased 160 basis points, from 5.3% for the first three months of 2001 to 3.7% for the same period in 2002. The average cost of Market Rate Accounts decreased from 2.3% to 1.5% or .8%, savings accounts decreased from 1.3% to .8% or .5% and NOW accounts decreased from .9% to .3% or .6% for the first three months of 2002, compared to the same period in 2002. The average cost of deposits, including non-interest bearing demand deposits decreased from 1.78% for the first quarter of 2001, to 1.10% for the first quarter of 2002.

     The Bank's asset / liability structure is asset rate sensitive, which should cause a reduction in the net interest margin, should interest rates decrease. The annualized net interest margin decreased 86 basis point for the first three months of 2002, when compared to the same period in 2001. This decrease is a result of the steep decline in interest rates in 2001. For the first three months of 2002, the net interest margin decreased to 5.43% from 6.29% for same period in 2001. The net interest margin is computed exclusive of related loan fee income.

CRITICAL ACCOUNTING POLICY
--------------------------

     The Corporation's most critical accounting policy is the allowance for loan loss. The allowance for loan loss represents management's estimate on the losses that may occur. This is consistently monitored to determine its adequacy. Ongoing review of credit standards, the level of delinquencies on loan products and loan segments, and the current state of the economy are included in this review. Actual losses may differ from management's estimates.

                                    Form 10-Q
                                     Page 13

LOAN LOSS PROVISION
-------------------

     As previously indicated, the current state of the economy and growth in the loan portfolio are the primary factors which determine the level of the provision for loan loss. Due to the continued loan growth and the general uncertainty of economic conditions, an addition of $250,000 into the provision for loan loss was needed based on the Bank's analysis. This is a decrease of $250,000 from the same period in 2001. During the first quarter of 2001, the identification and writedown of a loan put on nonaccrual status prompted Corporation management to increase the provision for loan loss to $500,000 for the first quarter of 2001. The loan loss reserve amounted to 1.28% of outstanding loans at March 31, 2002. Delinquencies, as a percentage of outstanding loans, were 17 basis points as of March 31, 2002, compared to 33 basis points for the same period in 2001. Nonperforming loans decreased 51% to $22,000 as of March 31, 2002, compared to $43,000 as of December 31, 2001 and decreased 97% from $698,000 in nonperforming loans as of March 31, 2001. Based on the results of both an internal and external loan review process and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of March 31, 2002.

OTHER INCOME
------------

     Total other income of $5,339,000 for the three months ended March 31, 2002 increased 12% from $4,755,000 reported for the same period in 2001.

     Fees for trust services decreased $189,000 or 8% from $2,292,000 for the first three months of 2001 to $2,103,000 for the same period in 2002. This decrease in trust fees was concentrated in personal trust and the employee benefits business lines. Excluding non-recurring fees that were received in the first quarter of 2001 fees for trust services decreased 5%. The market value of Trust assets under management increased by 6%, to $1,743,000,000 at March 31, 2002 from $1,638,000,000 as of March 31, 2001. This is primarily a result of an increase in the equity market values during the first quarter of 2002 and an increase in new accounts.

     The low level of interest rates continues to enhance the volume of mortgage banking activity. For the three month period ended March 31, 2002, the Bank originated and sold $96,431,000 of residential mortgage loans to the secondary mortgage market, a 75% increase from $55,073,000 of residential mortgage loans originated and sold during the first three months of 2001. A combination of deferred loan fees earned as income resulting from the sale of residential mortgage loans to the secondary mortgage market, related gains on the same respective sales of residential mortgage loans to the secondary market and the effect of recording mortgage servicing rights, amounted to $1,481,000 or a 154 basis point gain on loans sold for the first quarter of 2002 compared to $858,000 or 156 basis points for the same period in 2001.

     Service charges on deposits amounted to $462,000 for the first quarter of 2002, a 46% increase from $316,000 reported in the first quarter of

                                    Form 10-Q
                                     Page 14

2001. The $146,000 increase is a result of increases to both account analysis fees and overdraft fees.

     Income from other service charges, commissions and fees amounted to $266,000 for the first quarter of 2002, a 3% increase from $259,000 reported for the first quarter of 2001. This flat performance is primarily attributed to the accelerated amortization of mortgage servicing rights reducing income, as borrowers continue to refinance mortgage loans.

     Other operating income remained level with the first three months of 2001, with operating income of $1,027,000 for the first three months of 2002, compared with the $1,030,000 for the same period in 2001. This is a result of increases and decreases in the revenues provided by the Corporation's subsidiaries. The revenues from JWR&Co were lower in the first three months of 2002 by $137,000, compared to the same period in 2001. This decrease is being offset by higher revenues from BMSS, BMAM, BM Brokerage and ICBM of $70,000, $5,000 $3,000 and $2,000, respectively and additionally, higher revenues from credit card merchant processing of $47,000.

OTHER EXPENSES
--------------

     Total other expense increased 6% for the first three months of 2002 to $7,445,000 from $7,038,000 for the first three months of 2001.

     Salaries and wages grew $105,000 or 3%, from $3,866,000 for the three months ended March 31, 2001 to $3,971,000 for the same period in 2002. Regular salary expense, including regular, part time and overtime salaries, decreased $70,000 or 2% during the first quarter of 2002, compared to the same period in 2001. The elimination of BMAM's salaries and some other positions within the Bank, totaling $132,000 in the first three months of 2002 were partially offset with annual salary increases in the Bank and other subsidiaries. Incentive salaries, tied to overall corporate profitability goals, increased $175,000 or 44%, from $397,000 for the three months ended March 31, 2001 to $572,000 for the same period in 2002. This is due to a strong earnings performance in the first three months of 2002. Employee benefits expenses increased $246,000 or 30% from $808,000 for the first three months of 2001 to $1,054,000 for the same period in 2002,a result of the increase in the Bank's pension expense due to changes in the economy.

     Occupancy expense decreased $90,000 or 16%, from $572,000 for the first three months of 2001 to $482,000 for the first three months of 2002. This decrease is the result of the relocation of several employees at the end of the first quarter of 2001, in an effort to streamline operations and reduce expenses.

     Furniture, fixtures and equipment expense decreased $57,000 or 11% from $519,000 for the first quarter of 2001 to $462,000 for the same period in 2002. This decrease is related to the Bank's processing system being

                                    Form 10-Q
                                     Page 15
fully depreciated in February 2001.

     Other operating expenses increased $203,000 or 16%, from $1,273,000 for the first three months of 2001 to $1,476,000 for the first three months of 2002. In the first quarter of 2001, a $355,000 non-recurring recovery of operating expense related to a charged-off loan reduced other operating expense. Exclusive of this recovery, total other expenses are $152,000 or 9% below the same period in 2001. This is primarily due to advertising expense. Advertising expense is below the first three months of 2001 by $139,000 as a result of timing.

APPLICABLE INCOME TAXES
-----------------------

     Federal income taxes for the first three months of 2002 were $1,260,000 compared to $1,050,000 for the first three months of 2001. This represents an effective tax rate for each three month period ended March 31, 2002 and 2001 of 34.3% and 32.4%, respectively.

FINANCIAL CONDITION
-------------------

     Total assets increased 5% from $476,827,000 at December 31, 2001 to $498,485,000 as of March 31, 2002. Total assets grew 18% or $75,096,000 from
$423,389,000 as of March 31, 2001 to $498,485,000 as of March 31 2002.

     Outstanding earning assets increased 5% to $447,204,000 as of March 31, 2002 from $427,805,000 as of December 31, 2001. The Bank's loan portfolio increased .4%, to $402,573,000 at March 31, 2002 from $400,849,000 as of
December 31, 2001. Outstanding loans increased by 17%, from $342,724,000 as of March 31, 2001. Outstanding consumer loans of $29,040,000 at March 31, 2002 were 18% lower than the consumer loan balances of $35,521,000 as of December 31, 2001 and 37% below the outstanding balance of $46,365,000 as of March 31, 2001. Competition from automobile manufacturers along with a desire to exit the indirect automobile product line was the primary reason for the overall decline in consumer loan balances from March 31, 2001. Outstanding commercial loans at March 31, 2002 were $141,335,000, a 16% decrease in commercial loan balances of $167,452,000 at December 31, 2001 and 1% below $143,379,000 at March 31, 2001.
The decrease in commercial loan balances from December 31, 2001 were primarily due to anticipated commercial loan repayments. Outstanding real estate loans were $232,198,000 at March 31, 2002, a 17% increase from $197,876,000 in outstanding real estate loans at December 31, 2001 and a 52% increase over $152,980,000 in outstanding real estate loans as of March 31, 2001.

     The Bank's investment portfolio, having a market value of $21,853,000 at March 31, 2002, decreased 17% from a market value of $26,222,000 at December 31, 2001 and decreased 13% from $25,204,000 as of March 31, 2001.

     The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains

                                    Form 10-Q
                                     Page 16
or losses, net of the deferred tax effect, being added to or deducted from the Corporation's total equity on the balance sheet. As of March 31, 2002, the investment portfolio had an unrealized gain of $147,000, compared to an unrealized gain of $415,000 as of December 31, 2001. The unrealized investment depreciation, net of deferred income tax benefit, decreased the Corporation's shareholders' equity on the balance sheet by $97,000 as of March 31, 2002.

     Federal funds sold amounted to $12,000,000 as of March 31, 2002, a 30% increase from $9,206,000 as of March 31, 2001. There were no federal funds sold as of December 31, 2001. An increase in deposits in the first quarter of 2002 provided for the increase in federal funds sold. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs and borrowing from the Federal Home Loan Bank of Pittsburgh ("the FHLB").

     Both nonperforming assets and nonperforming loans amounted to $22,000 at March 31, 2002, a 50% decrease from $43,000 at December 31, 2001 and a 97% decrease from the nonperforming assets and loans of $698,000 at March 31, 2001. There were no OREO balances on the Bank's books at either December 31, 2001 or March 31, 2002.

     As of March 31, 2002 and 2001, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

     Total deposits increased 5% to $412,490,000 as of March 31, 2002 from $391,059,000 as of December 31, 2001. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances of $398,750,000 at March 31, 2002 increased 9% from the average deposits of $364,467,000 for the same period in 2001. Average savings balances declined .1% at $41,650,000 for the first three months of 2002, compared to $41,710,000 for the same period in 2001. Market Rate Account balances increased 11% or $5,638,000 from $49,518,000 in average daily outstanding balances for the three months ended March 31, 2001 to $55,156,000 for the same period in 2002. Average outstanding NOW account balances increased 14% or $13,824,000, from $99,824,000 for the first three months of 2001 to $113,708,000 for the same period in 2002. Non-interest bearing demand deposit average outstanding balances grew 13% or $12,813,000 from $100,479,000 for the three months ended March 31, 2001 to $113,292,000 for the same period in 2002. Average outstanding CD balances increased 3% or $2,062,000 from $72,778,000 in average outstanding balances for the first three months of 2001 to $74,840,000 for the same period in 2002.

                                    Form 10-Q
                                     Page 17

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

INTEREST RATE SENSITIVITY ANALYSIS
as of March 31, 2002

                                                   ------------------------------------------------------------------------------

                                                   0 to 30    31 to 90   91 to 180   181 to 365     Over     Non-Rate
(dollars in thousands)                               Days       Days        Days        Days       1 Year    Sensitive    Total

                                                   ------------------------------------------------------------------------------
Assets:
   Interest-bearing deposits with other banks      $ 10,777   $     --    $    --     $     --    $     --    $    --    $ 10,777
   Federal funds sold                                12,000         --         --           --          --         --      12,000
   Investment securities                                 25      1,550      7,023        2,150      10,725        145      21,618
   Loans                                            166,119     15,416     20,788       21,346     178,688     (5,167)    397,190
   Cash and due from banks                               --         --         --           --          --     27,086      27,086
   Other assets                                          --         --         --           --          --     20,712      20,712
                                                   ------------------------------------------------------------------------------
      Total assets                                 $188,921   $ 16,966    $27,811     $ 23,496    $189,413    $42,776    $489,383
                                                   ==============================================================================

Liabilities and shareholders' equity:
   Demand, noninterest-bearing                     $  7,226   $ 14,452    $ 4,786     $  9,572    $ 76,576    $27,085    $139,697
   Savings deposits                                  10,851     21,704      8,871       17,742     149,861         --     209,029
   Time deposits                                     16,108     13,312     21,010       11,726       8,613         --      70,769
   Other liabilities                                     --     20,000         --           --          --      6,652      26,652
   Shareholders' equity                                 285        570        855        1,710      30,497      9,319      43,236
                                                   ------------------------------------------------------------------------------
      Total liabilities and shareholders' equity   $ 34,470   $ 70,038    $35,522     $ 40,750    $265,547    $43,056    $489,383
                                                   ==============================================================================

Gap                                                $154,451   ($53,072)   ($7,711)    ($17,254)   ($76,134)     ($280)         --

Cumulative gap                                     $154,451   $101,379    $93,668     $ 76,414    $    280         --          --

Cumulative earning assets as a ratio
   of interest bearing liabilities                      548%       197%       167%         142%        100%        --          --

     In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product

                                    Form 10-Q
                                     Page 18
pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of March 31, 2002, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.

CAPITAL RESOURCES
-----------------

     Total consolidated shareholders equity of the Corporation was $57,728,000, or 11.6% of total assets, as of March 31, 2002, compared to total shareholders equity of $57,307,000, or 12.0% of total assets, as of December 31, 2001. As of March 31, 2001, shareholders' equity was $52,766,000, or 12.5% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.41% as of March 31, 2002 compared to 12.86% and 13.23% at December 31, 2001 and March 31, 2001, respectively. The respective Tier II ratios were 13.58%, 14.03% and 14.39%. During the first quarter of 2002, the Corporation declared its regular dividend of $0.19 per share, a 6% increase over $0.18 per share declared during the first quarter of 2001.

     In October 2001, the Corporation elected to continue a stock repurchase program, originally established in March 1997. During the five year period since the establishment of the stock repurchase program, the Corporation repurchased 451,914 shares of its stock at a cost of $11,488,000, for an average cost of $25.33 per share.

Item 3.

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISKS

     There has been no material change in the Corporation's assessment of its sensitivity to market risks since its presentation in the 2001 Annual Report and form 10-K filed with the SEC.

                                    Form 10-Q
                                     Page 19

PART II. OTHER INFORMATION
--------------------------

          March 31, 2002

Item 1.  Legal Proceedings
------
          None

Item 2.  Changes in Securities
------
          None

Item 3.  Defaults Upon Senior Securities
------
          None

Item 4.  Submission of Matters to Vote of Security Holders
------
          None

Item 5.  Other Information
------
          None

Item 6.  Exhibits and Reports on Form 8-K
------
          Robert L. Stevens Consulting Contract

                                    Form 10-Q
                                     Page 20

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Bryn Mawr Bank Corporation


     Date:  May 14, 2002               By: /s/ Frederick C. Peters II
          --------------------             --------------------------
                                             Fredrick C. Peters II
                                             President & Chief
                                             Executive Officer


     Date:   May 14, 2002              By: /s/ Joseph W. Rebl
          -----------------                -------------------
                                             Joseph W. Rebl
                                             Treasurer and
                                             Assistant Secretary

                                    Form 10-Q
                                     Page 21