Form 10-Q
period 2002-06-30
BRYN MAWR BANK CORP
filed 2002-08-13
CIK 802681

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2002                  Commission File Number  0-15261
                  -------------                                          -------

                           Bryn Mawr Bank Corporation
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                          23-2434506
-------------------------------                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              identification No.)



             801 Lancaster Avenue, Bryn Mawr, Pennsylvania      19010
           ------------------------------------------------------------
                (Address of principal executive offices)      (ZipCode)



Registrant's telephone number, including area code  (610) 525-1700
                                                   ---------------


                                 Not Applicable
                 ---------------------------------------------
   Former name, former address and fiscal year, if changed since last report.


Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X        No
                       -----         -----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

          Class
--------------------------                      Outstanding at July 29,2002
Common Stock, par value $1                                 4,395,541

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                           QUARTER ENDED June 30, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS


Consolidated Statements of Income for the six
  months ended June 30, 2002 and 2001.................................  Page 1

Consolidated Statements of Income for the three
  months ended June 30, 2002 and 2001.................................  Page 2

Consolidated Balance Sheets as of June 30 2002,
  December 31, 2001 and June 30, 2001.................................  Page 3

Consolidated Statements of Cash Flows for the six
  months ended June 30, 2002 and 2001.................................  Page 4

Consolidated Statements of Comprehensive Income
  for the six months ended June 30, 2002 and 2001.....................  Page 5

Notes to Consolidated Financial Statements............................  Page 6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................  Page 12


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISKS............................................  Page 25



PART II - OTHER INFORMATION...........................................  Page 26

                          PART I. FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS
                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                             (Dollars In Thousands*)
                                    Unaudited

                                                                                                  Six Months Ended
                                                                                                       June 30

                                                                                            2002                     2001
                                                                                         ----------               ----------

Interest income:

     Interest and fees on loans.................................................         $    13,751              $     14,380
     Interest on federal funds sold.............................................                  63                       212
     Interest on interest bearing deposits with banks...........................                  19                        14
     Interest and dividends on investment securities:
       U.S. Treasury securities.................................................                  --                       113
       U.S. Government Agency securities........................................                 529                       460
       Obligations of states and political subdivisions.........................                  29                        39
       Dividend income..........................................................                  35                        66
                                                                                         -----------              ------------
Total interest and dividend income..............................................              14,426                    15,284
Interest expense on deposits....................................................               2,167                     3,163
                                                                                         -----------              ------------
Net interest income.............................................................              12,259                    12,121
Loan loss provision.............................................................                 500                       700
                                                                                         -----------              ------------
Net interest income after loan loss provision...................................              11,759                    11,421
                                                                                         -----------              ------------
Other income:
     Fees for Trust services....................................................               4,234                     4,561
     Service charges on deposits................................................                 892                       679
     Other service charges, commissions and fees................................                 377                       405
     Net gain on sale of loans..................................................               3,080                     1,887
     Other operating income.....................................................               2,189                     2,297
                                                                                         -----------              ------------
Total other income..............................................................              10,772                     9,829
                                                                                         -----------              ------------
Other expenses:
     Salaries and wages.........................................................               8,095                     8,012
     Employee benefits..........................................................               1,792                     1,481
     Occupancy and bank premises................................................                 961                     1,089
     Furniture, fixtures, and equipment.........................................                 947                       997
     Other operating expenses...................................................               3,341                     3,050
                                                                                         -----------              ------------
Total other expenses............................................................              15,136                    14,629
                                                                                         -----------              ------------
Income before income taxes......................................................               7,395                     6,621
Applicable income taxes.........................................................               2,530                     2,274
                                                                                         -----------              ------------
Net Income......................................................................         $     4,865              $      4,347
                                                                                         ===========              ============

Earnings per common share.......................................................               $1.12                     $1.01
Diluted earnings per common share...............................................               $1.11                     $0.98
Cash dividends declared per share ..............................................               $0.38                     $0.36

Weighted-average shares outstanding..............................................          4,335,599                 4,316,036
Dilutive potential common shares.................................................             61,581                   123,901
                                                                                         -----------              ------------
Adjusted weighted-average shares................................................           4,397,180                 4,439,937


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

                                    Form 10-Q
                                     Page 1

                              FINANCIAL STATEMENTS
                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars In Thousands*)
                                    Unaudited

                                                                                                  Three Months Ended
                                                                                                      June 30
                                                                                           2002                      2001
                                                                                       ------------                ----------
Interest income:
     Interest and fees on loans.................................................       $      6,938                $    7,254
     Interest on federal funds sold.............................................                 24                        60
     Interest on interest bearing deposits with banks...........................                 10                         4
     Interest and dividends on investment securities:
       U.S. Treasury securities.................................................                 --                        57
       U.S. Government Agency Securities........................................                243                       222
       Obligations of states and political subdivisions.........................                 14                        18
       Dividend income..........................................................                 18                        34
                                                                                       ------------                ----------
Total interest income...........................................................              7,247                     7,649
Interest expense on deposits....................................................              1,013                     1,549
                                                                                       ------------                ----------
Net interest income.............................................................              6,234                     6,100
Loan loss provision.............................................................                250                       200
                                                                                       ------------                ----------
Net interest income after loan loss provision...................................              5,984                     5,900
                                                                                       ------------                ----------
Other income:
     Fees for Trust services....................................................              2,131                     2,269
     Service charges on deposits................................................                430                       363
     Other service charges, commissions and fees................................                111                       146
     Net gain on sale of loans..................................................              1,599                     1,029
     Other operating income.....................................................              1,162                     1,267
                                                                                       ------------                ----------
Total other income..............................................................              5,433                     5,074
                                                                                       ------------                ----------
Other expenses:
     Salaries and wages.........................................................              4,124                     4,146
     Employee benefits..........................................................                738                       673
     Occupancy and bank premises................................................                479                       517
     Furniture, fixtures, and equipment.........................................                485                       478
     Other operating expenses...................................................              1,865                     1,777
                                                                                       ------------                ----------
Total other expenses............................................................              7,691                     7,591
                                                                                       ------------                ----------
Income before income taxes......................................................              3,726                     3,383
Applicable income taxes.........................................................              1,270                     1,224
                                                                                       ------------                ----------
Net Income......................................................................       $      2,456                $    2,159
                                                                                       ============                ==========

Earnings per common share.......................................................              $0.56                     $0.50
Diluted earnings per common share...............................................              $0.55                     $0.48
Cash dividends declared.........................................................              $0.19                     $0.18

Weighted-average shares outstanding.............................................          4,360,573                 4,352,536
Dilutive potential common shares................................................             75,693                   142,077
                                                                                       ------------                -----------
Adjusted weighted-average shares................................................          4,436,266                 4,494,613

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.

                                    Form 10-Q
                                     Page 2

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)

                                                                                   June 30,        December 31,         June 30,
                                                                                    2002              2001                2001*
                                                                                 (Unaudited)                           (Unaudited)
                                                                                --------------------------------------------------
Assets
Cash and due from banks.................................................         $    33,957        $    28,157        $    26,756
Interest bearing deposits with banks....................................                 607                516                850
Federal funds sold......................................................                   0                 --              1,249
Investment securities available for sale, at market (amortized cost of $23,752,  $25,807 and $23,437 as of June 30, 2002,
     December 31, 2001 and June 30, 2001, respectively).................              24,124             26,222             23,601
Loans:
     Consumer...........................................................              26,296             35,521             49,484
     Commercial.........................................................             144,881            167,452            147,870
     Real estate........................................................             252,412            197,876            179,458
                                                                                 -----------        -----------        -----------
         Total loans....................................................             423,589            400,849            376,812
     Less: Allowance for loan losses....................................              (5,419)            (4,928)            (4,450)
                                                                                 -----------        -----------        -----------
         Net loans......................................................             418,170            395,921            372,362
                                                                                 -----------        -----------        -----------
Premises and equipment, net.............................................              12,108             12,478             12,676
Accrued interest receivable.............................................               2,252              2,222              2,295
Goodwill (net)..........................................................               2,805              2,805              2,888
Mortgage servicing rights...............................................               3,283              2,206              1,032
Other assets............................................................               8,721              6,296              6,837
                                                                                 -----------        -----------        -----------
         Total assets...................................................         $   506,027        $   476,823        $   450,546
                                                                                 ===========        ===========        ===========
Liabilities
Deposits:
     Demand, noninterest-bearing........................................         $   122,733        $   110,564        $   105,268
     Savings............................................................             224,014            204,852            186,835
     Time...............................................................              70,024             75,643             79,981
                                                                                 -----------        -----------        -----------
         Total deposits.................................................             416,771            391,059            372,084
                                                                                 -----------        -----------        -----------
Borrowed funds .........................................................              21,000             20,000             17,095
Other liabilities.......................................................               7,653              8,457              7,279
                                                                                 -----------        -----------        -----------
         Total liabilities..............................................             445,424            419,516            396,458
                                                                                 -----------        -----------        -----------
Shareholders' equity
Common stock, par value $1; authorized 25,000,000 shares; issued
     5,522,475, 5,329,675 and 5,308,275 shares as of June 30, 2002,
     December 31, 2001 and June 30, 2001, respectively and outstanding of 4,390,441, 4,322,121 and 4,341,711 shares as of June 30, 2002,
     December 31, 2001 and June 30, 2001, respectively .................               5,522              5,330              5,308
Paid-in capital in excess of par value  ................................              10,686              6,676              5,693
Accumulated other comprehensive income
     net of taxes.......................................................                 246                274                108
Retained earnings.......................................................              59,709             56,499             53,286
                                                                                 -----------        -----------        -----------
                                                                                      76,163             68,779             64,395
Less: Common stock in treasury at cost -- 1,132,034, 1,007,554 and
     966,564 shares as of June 30, 2002, December 31, 2001
     and June 30, 2001, respectively....................................             (15,560)           (11,472)           (10,307)
                                                                                 -----------        -----------        -----------
     Total shareholders' equity.........................................              60,603             57,307             54,088
                                                                                 -----------        -----------        -----------
     Total liabilities and shareholders' equity.........................         $   506,027        $   476,823        $   450,546
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

                                    Form 10-Q
                                     Page 3

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                    Unaudited

                                                                                           Six Months Ended
                                                                                               June 30
                                                                                 ------------------------------------
                                                                                     2002                    2001*
                                                                                 -------------           ------------
Operating activities:
Net Income...................................................................... $       4,865           $       4,347
Adjustments to reconcile net income to net cash (used) provided by operating activities:
   Provision for loan losses....................................................           500                     700
   Provision for depreciation and amortization..................................           723                     901
   Loans originated for resale..................................................      (195,775)               (132,332)
   Proceeds from loans sold.....................................................       190,709                 125,164
   Gain on sale of loans........................................................        (3,080)                 (1,887)
   Provision for deferred income taxes (benefit)................................            41                    (333)
   Change in tax receivable.....................................................        (1,011)                    686
   Change in accrued interest receivable........................................           (30)                    685
   Change in accrued interest payable...........................................          (636)                    132
   Mortgage servicing rights....................................................        (1,077)                   (659)
   Other........................................................................        (1,832)                   (143)
                                                                                 -------------           -------------
      Net cash used by operating activities.....................................        (6,603)                 (2,739)
                                                                                 -------------           -------------
Investing activities:
Purchases of investment securities..............................................        (5,270)                 (9,054)
Proceeds from maturity and calls of fixed income securities.....................         7,337                  12,587
Loan (originations) repayments, net ............................................       (14,242)                (12,007)
Loans purchased (dealer loans)..................................................          (142)                 (1,067)
Purchases of premises and equipment.............................................          (338)                 (1,051)
                                                                                 -------------           -------------
      Net cash used by investing activities.....................................       (12,655)                (10,592)
                                                                                 -------------           -------------
Financing activities:
Net increase (decrease) in demand and savings deposits..........................        31,330                 (24,961)
Net decrease in time deposits...................................................        (5,619)                 10,079
Dividends paid..................................................................        (1,654)                 (1,549)
Repayment of mortgage debt......................................................           (22)                    (21)
Purchases of treasury stock.....................................................        (4,088)                 (1,023)
Proceeds from borrowed funds....................................................         1,000                  17,095
Proceeds from issuance of common stock..........................................         4,202                   1,193
                                                                                 -------------           -------------
      Net cash provided by financing activities.................................        25,149                     813
                                                                                 -------------           -------------
Change in cash and cash equivalents.............................................         5,891                 (12,518)
Cash and cash equivalents at beginning of period................................        28,673                  41,373
                                                                                 -------------           -------------
Cash and cash equivalents at end of period...................................... $      34,564           $      28,855
                                                                                 =============           =============

Supplemental cash flow information:
   Income taxes paid............................................................ $          --           $       2,399
   Interest paid................................................................ $       2,802           $       3,229


The accompanying notes are an integral part of the consolidated financial statements.
*-Reclassified for comparative purposes.

                                    Form 10-Q
                                     Page 4

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In Thousands)
                                    Unaudited

                                                                         Three Months Ended                 Six Months Ended
                                                                              June 30                            June 30
                                                                       2002            2001             2002                2001
                                                                   --------------------------        ----------------------------

       Net Income................................................  $     2,409    $     2,159        $     4,865      $     4,347
       Other comprehensive income:
         Unrealized holding (losses) gains on
           available-for-sale securities.........................          226            (19)               (43)             164
         Deferred income tax (benefit) expense on
           unrealized holding (losses) gains on
           available for sale securities.........................          (77)             6                 15              (56)
                                                                   -----------     ----------        -----------      -----------

       Comprehensive net income..................................  $     2,558    $     2,146        $     4,837      $     4,455
                                                                   ===========    ===========        ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q
                                     Page 5

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 AND 2000
                                   (Unaudited)

1. Unaudited Interim Results:

         The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of June 30, 2002 and 2001, the related consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001, the related consolidated statements of income for the three month and six month periods ended June 30, 2002 and 2001 and the related consolidated statements of comprehensive income for the three month and six month periods ended June 30, 2002 and 2001 are all unaudited.

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

2. Earnings Per Common Share:

         Reference is made to Note #12, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 2001 Annual Report incorporated in the 2001 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the six-month periods ended June 30, 2002 and 2001.

3. Disclosure of Accounting Policy:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest bearing deposits with banks and federal funds sold.

                                    Form 10-Q
                                     Page 6

4. Adoption of Financial Accounting Standards:

         Accounting standards, recently issued as of December 31, 2001, are discussed in Note 2 "Summary of Significant Accounting Policies" in the Corporation's Annual Report, incorporated in the 2001 Form 10-K (Exhibit 13).

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Recession of Statements of Financial Accounting Standards No. 4 "Reporting Gains and Losses from Extinguishment of Debt", No. 44 "Accounting for Intangible Assets of Motor Carriers" and Statement of Financial Accounting Standard No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", Amendment to Statement of Financial Accounting Standard No. 13, "Accounting for Leases" and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax on the income statement. The provisions of SFAS No. 145 related to SFAS No. 14 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. SFAS No. 145 will not have a material impact on the financial condition or results of operations of the Corporation.

         As a result of the implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142"), issued in June 2001, goodwill will not be amortized. This asset will be tested at least annually for impairment. An impairment analysis will be completed during 2002.

         As a part of the acquisition of JWR& Co. in 1999, the Corporation recorded goodwill of $3,300,000. In compliance with SFAS No. 142, the continued amortization of the balance of goodwill as of December 31, 2001, of $2,805,000 was discontinued. During 2002, for various reasons, including the need to grow professional staff to accommodate planned future growth, as well as reduced revenues, due primarily to a decrease in estate fees because of the settlement of certain client estates, JWR & Co. reported a net loss of $10,000 for the first six months of 2002, compared to a net profit of $217,000 for the same period in 2001. The Corporation's management is in the process of implementing changes that management believes will again produce a profit for JWR & Co. Should JWR & Co. prove unable to produce net income sufficient to support the related goodwill on the Corporation's balance sheet, future annual testing for impairment of goodwill could determine that a goodwill impairment exists. Should the annual testing indicate any impairment in goodwill, said impairment will be written-off against the then current earnings.

5. Loans:

         Interest income on loans performing satisfactorily is recognized on


                                    Form 10-Q
                                     Page 7
the accrual method of accounting. Nonperforming loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due which are deemed to be problem loans by management. All nonperforming loans, except consumer loans, which are charged-off when greater than 90 days past due, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed nonperforming is deducted from interest income. The charge-off policy for all loans, including nonperforming and impaired loans, considers such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower in management's assessment of the collectability of such loans.

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

         When a borrower is deemed to be unable to meet the original terms of a loan, the loan is considered impaired. While all impaired loans are not necessarily considered nonperforming loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Corporation's impaired loans, which amounted to $39,000, $21,000 and $696,000 at June 30, 2002, December 31, 2001 and June 30, 2001, respectively, were placed on nonaccrual status when they were delinquent for greater than 90 days, and any outstanding accrued interest receivable on such loans at the time they were placed on nonaccrual status, was reversed from income.

         Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of June 30, 2002, December 31, 2001 and June 30, 2001, no impaired loans were measured using the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $39,000, $21,000, and $696,000, respectively.

         If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. All impairment reserves established in either 2002 or 2001 were allocated from the existing reserve for loan losses. As of June 30, 2002, December 31, 2001 and June 30, 2001, there were $0, $0 and $660,000, respectively of impaired loans for which there is a related allowance for loan losses. The total related allowance for loan loss at June 30, 2002, December 31, 2001 and

                                    Form 10-Q
                                     Page 8

June 30, 2001 was $0, $0, and $350,000 respectively. Impaired loans for which no loan loss allowance was allocated amounted to $39,000, at June 30, 2002 and $21,000 at December 31, 2001 and $36,000 at June 30, 2001. Average impaired loans for the six-month period ended June 30, 2002, December 31, 2001 and June 30, 2001 amounted to $26,000, $499,000 and $481,000, respectively.

         When a loan is classified as impaired, it is put on a nonaccrual status and any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on outstanding loans while considered impaired during either period ended June 30, 2002 or 2001. Loans may be removed from impaired status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no loans considered impaired were removed from the impaired loan status, during the first six months of either 2002 or 2001.

         Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

                                    Form 10-Q
                                     Page 9

6. Allowance for Possible Loan Losses:

             The summary of changes in the allowance is as follows:



                                                                six months ended   year ended
                                                                    June 30,       December 31,
                                                                2002       2001       2001
                                                                ----       ----       ----

     Balance, beginning of period                              $4,928      $4,320    $4,320
     Charge-offs:
         Consumer                                                 (35)       (119)     (178)
         Commercial and industrial                                  0        (941)     (940)
         Real estate                                                0           0       (51)
                                                               ------      ------    ------

                  Total charge-offs                               (35)     (1,060)   (1,169)
                                                               ------      ------    ------
     Recoveries:
         Consumer                                                  19          12        38
         Commercial and industrial                                  7           2        63
         Real estate                                                0         476       476
                                                               ------      ------    ------

                  Total recoveries                                 26         490       577
                                                               ------      ------    ------

                  Net (charge-offs) / recoveries                   (9)       (570)     (592)

     Provision for loan losses                                    500         700     1,200

     Balance, end of period                                    $5,419      $4,450    $4,928
                                                               ======      ======    ======






                                    Form 10-Q
                                     Page 10

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

Segment information for the six months ended June 30, 2002 and 2001 is as follows:

                                                                           (Dollars in thousands)
                                         -------------------------------------------------------------------------------------
                                                                                   2002
                                                                                 Mortgage          All
                                                  Banking         Wealth          Banking         Other           Consolidated
                                         -------------------------------------------------------------------------------------
Net interest income                               12,244              --              --             15               12,259
Less Loan loss provision                             500              --              --             --                  500
                                         -------------------------------------------------------------------------------------
Net interest income after
    loan loss provision                           11,744              --              --             15               11,759
Intersegment interest (revenues)
    expenses *                                        --                                             --                   --
                                         -------------------------------------------------------------------------------------
Net interest income after
    loan loss provision and                       11,744              --              --             15               11,759
    eliminations

Other income:
   Fees for investment
      management and trust
      services                                        --           4,234              --             --                4,234
   Other income                                    1,729               2           3,329          1,478                6,538
                                         -------------------------------------------------------------------------------------
Total other income                                 1,729           4,236           3,329          1,478               10,772

Other expenses:
   Salaries and benefits                           6,033           2,132             679          1,043                9,887
   Occupancy                                       1,512             297              85             14                1,908
   Other operating expense                         2,038             408             459            436                3,341
                                         -------------------------------------------------------------------------------------
Total other expense                                9,583           2,837           1,223          1,493               15,136
                                         -------------------------------------------------------------------------------------
Segment profit (loss)                              3,890           1,399           2,106             --                7,395
Intersegment (revenues)
   expenses *                                         32              91              --           (123)                  --
                                         -------------------------------------------------------------------------------------
Segment profit after
   eliminations                                    3,922           1,490           2,106           (123)               7,395
                                         =====================================================================================
% of segment profit (loss)                           53%             20%             29%            (2%)                100%
                                         -------------------------------------------------------------------------------------


                                                                           (Dollars in thousands)
                                         -------------------------------------------------------------------------------------
                                                                                 2001
                                                                                Mortgage          All
                                                  Banking       Wealth          Banking          Other           Consolidated
                                         -------------------------------------------------------------------------------------
Net interest income                             11,904             --              --             217                 12,121
Less Loan loss provision                           700             --              --              --                    700
                                         -------------------------------------------------------------------------------------
Net interest income after
    loan loss provision                         11,204             --              --             217                 11,421
Intersegment interest (revenues)
    expenses *                                     198                                           (198)                    --
                                         -------------------------------------------------------------------------------------
Net interest income after
    loan loss provision and                     11,402             --              --              19                 11,421
    eliminations

Other income:
   Fees for investment
      management and trust
      services                                      --          4,561              --              --                  4,561
   Other income                                  1,409              8           2,134           1,717                  5,268
                                         -------------------------------------------------------------------------------------
Total other income                               1,409          4,569           2,134           1,717                  9,829
Other expenses:
   Salaries and benefits                         6,088          1,791             439           1,175                  9,493
   Occupancy                                     1,557            335              85             109                  2,086
   Other operating expense                       1,764            541             281             464                  3,050
                                         -------------------------------------------------------------------------------------
Total other expense                              9,409          2,667             805           1,748                 14,629
                                         -------------------------------------------------------------------------------------
Segment profit (loss)                            3,402          1,902           1,329             (12)                 6,621
Intersegment (revenues)
   expenses *                                       25             83              --            (108)                    --
                                         -------------------------------------------------------------------------------------
Segment profit after
   eliminations                                  3,427          1,985           1,329            (120)                 6,621
                                         =====================================================================================
% of segment profit (loss)                         52%            30%             20%             (2%)                  100%
                                         -------------------------------------------------------------------------------------

*-Intersegment revenues consist of rental payments to Bryn Mawr Bank Corporation from its subsidiaries.
  Intersegment expenses consist of a management fee, paid by Bryn Mawr Bank Corporation to the Bank.

                                   Form 10-Q
                                    Page 11

Item 2.

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the six months ended June 30, 2002 and 2001, as well as the financial condition of the Corporation as of June 30, 2002, December 31, 2001 and June 30, 2001. The Bryn Mawr Trust Company (the "Bank"), Bryn Mawr Advisors, Inc. ("BMA"), Bryn Mawr Brokerage Company, Inc. ("BM Brokerage"), Bryn Mawr Asset Management, Inc. ("BMAM"), (formerly "CDC Capital Management, Inc") and Joseph W. Roskos & Co., Inc. ("JWR&Co") are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") and Bryn Mawr Settlement Services ("BMSS") are wholly-owned subsidiaries of the Bank and Bryn Mawr Finance ("BMF") is a wholly-owned subsidiary of Joseph W. Roskos & Co., Inc.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

         Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Corporation's actual results may differ materially from the results anticipated by the forward looking statement due to a variety of factors, including without limitations: (a) the effect of future economic conditions on the Corporation and its customers; (b) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;
(d) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation's trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more



                                    Form 10-Q
                                     Page 12
difficult or expensive than anticipated. All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements.

CRITICAL ACCOUNTING POLICY

The Corporation's most critical accounting policy is the allowance for loan loss. The allowance for loan loss represents management's estimate on the losses inherent in the loan portfolio. This is consistently monitored to determine its adequacy. Ongoing review of credit standards, the level of delinquencies on loan products and loan segments, and the current state of the economy are included in this review. Actual losses may differ from management's estimates.

In December 2001, the Corporation adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In compliance with SFAS No. 142, the Corporation is no longer amortizing goodwill. Goodwill will be tested for impairment annually, using a valuation method requiring projected cash flows into future periods. Actual cash flows could differ from management's estimates; thereby effecting the determined value the goodwill.



RESULTS OF OPERATIONS

         The Corporation reported net income of $4,865,000 for the six months ended June 30, 2002, a 12% increase over $4,437,000 reported for the same period in 2001. Earnings per common share amounted to $1.12, an 11% increase over $1.01 reported for the first half of 2001. Diluted earnings per share were $1.11 and $0.98, respectively.

         The increase in earnings, for the first six months of 2002 over the same period in 2001 is primarily attributable to an increase in other income, up $943,000 or 10% over the first six months of 2001. This increase in other income is due to a $1,193,000 increase in the net gain on the sale of loans for the first six months of 2002, compared to the same period in 2001. This is a result of increased loan sale activity associated with mortgage loan refinancings that were stimulated by a decline in interest rates.

         The ability to originate and sell residential mortgage loans, including loans refinancing existing loan balances from higher to lower interest rates during a decreasing interest rate environment, provides a counter-cyclical source of additional non-interest revenue, offsetting a declining net interest margin, the result of the Corporation's balance sheet being asset interest rate sensitive in a decreasing interest rate environment. In future periods, should interest rates begin to rise, the Corporation would benefit from its asset interest rate sensitivity, increasing its net interest margins, while decreasing its revenues from the residential refinancing environment. Should interest rates remain at the

                                    Form 10-Q
                                     Page 13
present lower levels, the possibility exists that the number of customers desiring to refinance residential mortgage loans could decrease. A potential decrease in residential mortgage loan refinances, prior to market interest rates moving upward, could have a detrimental impact on the revenues being generated from this counter-cyclical activity.

         Net interest income, after the provision for loan loss, for the first six months of 2002 is 3% higher than the first six months of 2001. While loan balances increased $46,777,000 or 12% from the same period in 2001, the lower interest rate environment that existed during the first six months of 2002, compared to the same period in 2001, offset the effect of this increase. The current trends of higher income from the gain on sale of loans and the lower levels of interest income on loans should reverse, as interest rates increase because these income generators are counter cyclical. During the first half of 2001, the Corporation's management identified a problem commercial loan, which was put on nonaccrual status and written down by $870,000, thus necessitating the increase in the provision for loan loss to $700,000. The economic indicators are still pointing to a slow economy and the continued growth in the loan portfolio has prompted Corporation management to provide for loan losses at $500,000 for the first six months of 2002, this compared to $700,000 for the for the same period in 2001. During the first half of 2001, there was a non-recurring recovery of $355,000 in expense related to a prior year problem loan. Exclusive of this non-recurring recovery other expenses increased 1.0% for the first six months of 2002, compared to the same period of 2001.

         Average outstanding loan balances for the first six months of 2002 grew 14% from average outstanding loan balances for the first six months of 2001. Funding this growth in average outstanding loans was a 4% decrease in average outstanding investment security balances and an increase in average outstanding balances of non-interest bearing demand deposit accounts of 12%, NOW accounts of 15% and market rate accounts of 12%. The average outstanding balances of certificates of deposit ("CDs") increased 1%.

         The prime rate decreased by 200 basis points from 6.75% at June 30, 2001 to 4.75% at June 30, 2002. For the majority of 2001 rates were higher than the current level. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. The overall annualized yield on earning assets decreased by 130 basis points, from 7.8% at June 30, 2001 to 6.5% for the same period in 2002 due to the decline in the interest rates during this period.

         Compared to the first half of 2001, the average cost of funds for the respective periods decreased 69 basis points, from 1.71% in 2001 to 1.02% in 2002. The overall result was a decline in the Bank's annualized net interest margin, to 5.50% for the first six months of 2002 compared to 6.17% for the same period in 2001. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties, related

                                    Form 10-Q
                                     Page 14
to potential changes in interest rates that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future. However, as discussed in Note 4 "Adoption of Financial Accounting Standards", in the Notes to Consolidated Financial Statements, should an impairment of the Corporation's goodwill be determined in future periods, while not anticipated to have an adverse effect on the Corporation's liquidity, nor a decrease in capital resources below those deemed well capitalized by the Corporations' regulators, a material decrease in the Corporation's results of operations could occur in the year in which the impairment would be recognized.

NET INTEREST INCOME

         For the six months ended June 30, 2002, net interest income of $12,259,000 was 1% higher than the same period in 2001. Total interest and dividend income declined 6% for the first six months of 2002, to $14,426,000 from $15,284,000 for the first six months of 2001. Interest expense decreased 31% for the six months ended June 30, 2002, to $2,167,000 compared to $3,163,000 for the first six months of 2001. The yield on earning assets for the first six months of 2002 was 6.5% compared to 7.8% for the first six months of 2001 while the effective rate paid on interest bearing deposits for the first six months of 2002 and 2001 was 1.4% and 2.4%, respectively.

         Due primarily to a decrease in interest rates during the last twelve months, interest and fees on loans decreased 4% from $14,380,000 for the first six months of 2001 to $13,751,000 for the first six months of 2002. A 14% increase in average outstanding loan balances for the first six months of 2002, to $401,625,000, compared to $351,752,000 for the same period in 2001, was offset by a 130 basis point decrease in the annualized average yield on earning assets. This is the primary reason for the decline in loan related interest and fee income.

         Interest and dividend income on investments decreased $85,000 or 12.5%, from $678,000 for the first six months of 2001 to $593,000 for the first six months of 2002. Due to the fact that there were no outstanding balances of U.S. Treasury securities during the first half of 2002, there was no interest income from such investments, compared to $113,000 for the same period in 2001. Interest on U.S. Government Agency securities increased 15% from $460,000 for the first six months of 2001 to $529,000 for the first six months of 2002. The primary reason for this increase was a $3,675,000 or 22% increase in the average balance of U.S. Government Agency securities, from $16,470,000 during the first six months of 2001 to $20,145,000 for the comparable period in 2002. The increase in U.S. Government Agency securities was due primarily the replacement of U.S. Treasury securities that were called due to the decline in interest rates during 2001. Interest income on obligations of states and political subdivisions decreased 26% from $39,000 for the six months ended June 30, 2001 to $29,000 for the same period in 2002. Average outstanding balances

                                    Form 10-Q
                                     Page 15
of obligations of state and political subdivisions decreased by 20%, from $1,769,000 in 2001 to $1,404,000 in 2002. The overall yield on investment securities decreased from 5.6% for the first six months of 2001 to 5.1% for the first six months of 2002, a result of lower rates of interest being paid on investments purchased during the twelve month period.

         Interest expense on deposits decreased 31% or $996,000, to $2,167,000 for the six months ended June 30, 2002 compared to $3,163,000 for the same period in 2001. The average cost of interest bearing deposits decreased 100 basis points, from 2.4% at June 30, 2001 to 1.4% for the six months ended June 30, 2002. The average interest bearing deposit balances increased 9% to $287,386,000 at June 30, 2002 compared to $264,016,000 for the same period in 2001. Average deposits increased 10% to $402,158,000 for the six months ended June 20, 2002 compared $366,068,000 for the same period in 2001. All categories of average deposits grew over the six-month average balances for 2001. Average non-transaction savings accounts increased 3% for the first six months of 2002, compared to the same period in 2001, while average Market Rate Accounts and CDs increased by 12% and 1%, respectively. Average outstanding short-term borrowings increased $13,065,000 or 287%, from $4,558,000 for the first six months of 2001 to $17,623,000. The Bank's average transaction based NOW account balances increased 15% and non-interest bearing demand deposit account balances increased 12%. Primarily in response to a declining prime rate during 2001, the average cost of each deposit category decreased. The annualized cost of CDs decreased 180 basis points, from 5.2% for the first six months of 2001 to 3.4% for the same period in 2002. The average cost of Market Rate Accounts decreased from 2.1% to 1.5% or 60 basis points, savings accounts decreased from 1.2% to .8% or 40 basis points and NOW accounts decreased from .8% to .3% or 50 basis points for the first six months of 2002, compared to the same period in 2001. The average cost of short-term borrowings decreased by 220 basis points, from 4.4% for the first six months of 2001 to 2.2% for the same period in 2002. The average cost of deposits and short-term borrowings, including non-interest-bearing demand deposits decreased 70 basis points, from 1.72% for the first half of 2001, to 1.02% for the first half of 2002.

         For the second quarter of 2002 compared to the second quarter of 2001, total interest income decreased by $402,000 or 5%. A continued decline in the prime rate, compressing yields on the Bank's floating rate loans, was partially offset by continued growth in outstanding loan volumes. Offsetting this decline in total interest income was a $536,000 or 35% decrease in interest expense, the result of the Bank's ability to adjust deposit rates downward, in response to declining yields in earning assets. The result was a $134,000 or 2% increase in net interest income.

         The Bank's asset / liability structure is asset rate sensitive, which should cause a reduction in the net interest margin, should interest rates decrease. The annualized net interest margin decreased 67 basis points for the first six months of 2002, when compared to the same period in 2001. This decrease is a result of the steep decline in interest rates in 2001. For the first six months of 2002, the net interest margin decreased to

                                    Form 10-Q
                                     Page 16

5.50% from 6.17% for same period in 2001. The net interest margin is computed exclusive of related loan fee income.

LOAN LOSS PROVISION

         As previously indicated the current state of the economy and continued growth in the loan portfolio are the primary factors that determine the level of the provision for loan loss. Due to the continued loan growth and the general uncertainty of economic conditions, an addition of $500,000 into the provision for loan loss was needed based on the Bank's analysis. This is a decrease of $200,000 from the same period in 2001. During the first half of 2001, the identification and writedown of a loan put on nonaccrual status prompted Corporation management to increase the provision for loan loss to $700,000 for the first half of 2001. The loan loss reserve amounted to 1.28% of outstanding loans at June 30, 2002. Delinquencies, as a percentage of outstanding loans, were 26 basis points as of June 30, 2002, compared to 29 basis points for the same period in 2001. Nonperforming loans increased to $123,000 as of June 30, 2002, compared to $43,000 as of December 31, 2001 but decreased from $673,000 in nonperforming loans as of June 30, 2001. Based on the results of both an internal and external loan review process and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of June 30, 2002.

OTHER INCOME

         Total other income of $10,772,000 for the six months ended June 30, 2002 increased 10% from $9,829,000 reported for the same period in 2001.

         Fees for trust services decreased $327,000 or 7% from $4,561,000 for the first six months of 2001 to $4,234,000 for the same period in 2002. The market value of Trust assets under management decreased by 7%, to $1,599,000,000 at June 30, 2002 from $1,717,000,000 as of June 30, 2001. This is primarily a result of a decline in the equity market values during the first half of 2002 but being partially offset by an increase in new accounts.

         The low level of interest rates continues to enhance the volume of mortgage banking activity. For the six month period ended June 30, 2002, the Bank originated and sold $187,629,000 of residential mortgage loans to the secondary mortgage market, a 50% increase from $124,628,000 of residential mortgage loans originated and sold during the first six months of 2001. A combination of deferred loan fees earned as income resulting from the sale of residential mortgage loans to the secondary mortgage market, related gains on the same respective sales of residential mortgage loans to the secondary market and the effect of recording mortgage servicing rights, amounted to $3,080,000 or a 164 basis point gain on loans

                                    Form 10-Q
                                     Page 17
sold for the first six months of 2002 compared to $1,887,000 or 156 basis points for the same period in 2001.

         Service charges on deposits amounted to $892,000 for the first half of 2002, a 31% increase from $679,000 reported in the first half of 2001. The $213,000 increase is a result of increases to both account analysis fees and overdraft fees.

         Income from other service charges, commissions and fees amounted to $377,000 for the first half of 2002, a 7% decrease from $405,000 reported for the first half of 2001. This flat performance is primarily attributed to the accelerated amortization of mortgage servicing rights reducing income, as borrowers continue to refinance mortgage loans during 2002.

         Other operating income decreased by $108,000 or 5% for the first six months of 2002, with operating income of $2,189,000 for the first six months of 2002, compared with the $2,297,000 for the same period in 2001. This is a result of changes in the revenues provided by some of the Corporation's subsidiaries. The most significant changes are as follows. Primarily in response to the significant increase in residential mortgage refinancing activity, BMSS began operations in 2002 and became a limited partner in a partnership with a title abstract company. BMSS shares in 70% of the income of the partnership after related expenses. BMSS earned revenues of $141,000 in 2002. No such revenues were earned in 2001. Offsetting this increase was a $270,000 decrease in revenues from JWR&Co. for the first six months of 2002, compared to the same period in 2001. This decrease is primarily caused by a reduction of fee income from estates that have been settled prior to 2002. The net of these two changes amounts to a $126,000 decrease of the overall $108,000 decrease in other operating income.

         For the second quarter of 2002 compared to the same quarter in 2001, total other income increased by $359,000 or 7%. Fees for trust services decreased by $138,000 or 6%, due primarily to a decline in the market value of assets under management for the second quarter of 2002, compared to the same quarter of 2001. Net gains on the sale of loans grew $570,000 or 55%. Increased refinancing activity of residential mortgage loans and the subsequent sale of these loans in the secondary mortgage market is responsible for this increase. Service charges on deposit accounts grew by $67,000 or 18%, in response to lower interest rates, providing lower earnings credits to depositors accounts, thereby allowing the Bank to charge for the deposit services rendered. Other operating income decreased by $105,000 or 8%, due primarily to a $130,000 decrease in fee revenues from JWR & Co. in the second quarter 2002, compared to the same quarter in 2001.

OTHER EXPENSES

         Total other expense increased 3% for the first six months of 2002 to $15,136,000 from $14,629,000 for the first six months of 2001. Exclusive of a non-recurring recovery in 2001 of $355,000, total other expense

                                    Form 10-Q
                                     Page 18
increased 1% for the first six months of 2002, compared to the same period in 2000.

         Salaries and wages grew $83,000 or 1%, from $8,012,000 for the six months ended June 30, 2001 to $8,095,000 for the same period in 2002. Regular salary expense, including regular, part time and overtime salaries, increased $6,000 or less than 1% during the first half of 2002, compared to the same period in 2001. The elimination of BMAM's salaries, as well as some other positions within the Bank, offset annual salary increases in the Bank and other subsidiaries. Incentive salaries, tied to overall corporate profitability goals, increased $77,000 or 7%, from $1,153,000 for the six months ended June 30, 2001 to $1,230,000 for the same period in 2002. This is due to a strong earnings performance in the first six months of 2002, increasing both incentive payments associated with specific business line profitability, as well as the Corporation's corporate bonus pool, which is related directly to the increases in corporate profits.

         Employee benefits expenses increased $311,000 or 21% from $1,481,000 for the first six months of 2001 to $1,792,000 for the same period in 2002. A decline both in the market valuation of the pension plan's assets, compared to previous periods, and a decline in the projected yields on such assets caused a decrease in the earnings from the pension plan assets and the increase in the cost of the pension plan. An economic environment at current levels in future periods, producing lower yields on the pension plan's assets, could result in additional increases to the pension expense in the future.

         Occupancy expense decreased $128,000 or 12%, from $1,089,000 for the first six months of 2001 to $961,000 for the first six months of 2002, due primarily to the relocation of several employees at the end of the first half of 2001.

         Furniture, fixtures and equipment expense decreased $50,000 or 5% from $997,000 for the first half of 2001 to $947,000 for the same period in 2002. This decrease is related to the Bank's processing system being fully depreciated in February 2001.

         Other operating expenses increased $291,000 or 10%, from $3,050,000 for the first six months of 2001 to $3,341,000 for the first six months of 2002. In the first half of 2001, a $355,000 non-recurring recovery of operating expense related to a charged-off loan reduced other operating expense. Exclusive of this recovery, total other expenses are $64,000 or 2% below the same period in 2001. This is primarily due to advertising expense being below the first six months of 2001 by $165,000, a result of timing.

         For the second quarter of 2002 compared to the same quarter in 2001, total other expenses increased by $100,000 or 1%. Salaries and wages decreased $22,000 or 1%, due primarily to the elimination of staff associated with BMAM, which ceased operations during the 4th quarter of 2001. Employee benefits expense increased by $65,000 or 10% due to

                                    Form 10-Q
                                     Page 19
increased costs caused by decreased earnings from the pension plan's assets, as described previously. Occupancy declined by $38,000 or 7% due primarily to decreases associated with staffing movements and related occupancy costs within the Corporation. Other operating expenses increased by $88,000 or 5%. The largest increase occurred in fees for temporary help and hiring fees, incurred by JWR & Co. Professional fees for JWR & Co. increased by $55,000 in the second quarter of 2002, compared to the same period in 2001. Appraisal fees, associated with the increased sale of residential mortgage loans grew by $36,000 or 39%. These two accounts represent a $91,000 increase in other operating expenses from quarter to quarter.

APPLICABLE INCOME TAXES

         Federal income taxes for the first six months of 2002 were $2,530,000 compared to $2,274,000 for the first six months of 2001. This represents an effective tax rate for each six-month period ended June 30, 2002 and 2001 of 34.2% and 34.3%, respectively.

FINANCIAL CONDITION

         Total assets increased 6% from $476,823,000 at December 31, 2001 to $506,027,000 as of June 30, 2002. Total assets grew 12% or $55,481,000 from
$450,546,000 as of June 30, 2001.

         Outstanding earning assets increased 5% to $448,320,000 as of June 30, 2002 from $427,587,000 as of December 31, 2001. The Bank's loan portfolio increased 6%, to $423,589,000 at June 30, 2002 from $400,849,000 as of December
31, 2001. Outstanding loans increased by 12%, from $376,812,000 as of June 30, 2001. Outstanding consumer loans of $26,296,000 at June 30, 2002 were 26% lower than the consumer loan balances of $35,521,000 as of December 31, 2001 and 47% below the outstanding balance of $49,484,000 as of June 30, 2001. Competition from automobile manufacturers along with a desire to exit the indirect automobile product line was the primary reason for the overall decline in consumer loan balances from June 30, 2001. Outstanding commercial loans at June 30, 2002 were $144,881,000, a 13% decrease in commercial loan balances of $167,452,000 at December 31, 2001 and 2% below $147,870,000 at June 30, 2001.
The decrease in commercial loan balances from December 31, 2001 and June 30, 2001 were primarily due to anticipated commercial loan repayments and the transfer of commercial loan balances to commercial mortgage loan balances in the real estate lending category of $18,000,000. Outstanding real estate loans were $252,412,000 at June 30, 2002, a 28% increase from $197,876,000 in outstanding real estate loans at December 31, 2001 and a 41% increase over $179,458,000 in outstanding real estate loans as of June 30, 2001. Included in this increase over both periods was the $18,000,000 transfer from the commercial loan portfolio referred to in the previous paragraph.

         The Bank's investment portfolio, having a market value of $24,124,000 at June 30, 2002, decreased 8% from a market value of $26,222,000 at December 31, 2001 and decreased 2% from $23,601,000 as of June 30, 2001.

                                    Form 10-Q
                                     Page 20

         The Corporation has chosen to include all of its investment securities in the available for sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added to or deducted from the Corporation's total equity on the balance sheet. As of June 30, 2002, the investment portfolio had an unrealized gain of $372,000, compared to an unrealized gain of $415,000 as of December 31, 2001. The unrealized investment appreciation, net of deferred income tax benefit, increased the Corporation's shareholders' equity on the balance sheet by $346,000 as of June 30, 2002.

         There were no federal funds sold outstanding at either June 30, 2002 or December 31, 2001, compared to $1,249,000 as of June 30, 2001. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs and borrowing from the Federal Home Loan Bank of Pittsburgh ("the FHLB").

         Both nonperforming assets and nonperforming loans amounted to $123,000 at June 30, 2002, a 186% increase from $43,000 at December 31, 2001 and a 447% decrease from the nonperforming assets and loans of $673,000 at June 30, 2001. There were no OREO balances on the Bank's books at either December 31, 2001, June 30 2002 or June 30, 2001.

         As of June 30, 2002 and 2001, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

         Total deposits increased 7% to $416,771,000 as of June 30, 2002 from $391,059,000 as of December 31, 2001. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances of $402,158,000 at June 30, 2002 increased 10% from the average deposits of $366,068,000 for the same period in 2001. Average deposit balances grew in every deposit category. Average savings balances increased 3% at $42,073,000 for the first six months of 2002, compared to $40,666,000 for the same period in 2001. Market Rate Account balances increased 12% or $5,967,000 from $51,221,000 in average daily outstanding balances for the six months ended June 30, 2001 to $57,188,000 for the same period in 2002. Average outstanding NOW account balances increased 15% or $14,929,000, from $99,657,000 for the first six months of 2001 to $114,586,000 for the same period in 2002. Non-interest bearing demand deposit average outstanding balances grew 12% or $12,534,000 from $102,052,000 for the six months ended June 30, 2001 to
$114,586,000 for the same period in 2002. Average outstanding CD balances increased 1% or $1,068,000 from $72,471,000 in average outstanding balances for the

                                    Form 10-Q
                                     Page 21
first six months of 2001 to $73,539,000 for the same period in 2002.


OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

         The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2002 are $176,098,000.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The Corporation's obligation under standby letters of credit at June 30, 2002 amounted to $13,302,000.

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



                                   Form 10-Q
                                    Page 22



INTEREST RATE SENSITIVITY ANALYSIS
as of June 30, 2002

                                                   ---------------------------------------------------------------------------------

(dollars in thousands)                               0 to 30    31 to 90   91 to 180  181 to 365    Over      Non-Rate
                                                      Days        Days       Days        Days      1 Year    Sensitive     Total

                                                   ---------------------------------------------------------------------------------
Assets:
  Interest-bearing deposits with other banks              $607      $ ---       $ ---      $ ---       $ ---      $ ---        $607
  Federal funds sold                                       ---        ---         ---        ---         ---        ---       ---
  Investment securities                                  2,973      4,056       2,084      5,668       9,099        145      24,025
  Loans                                                183,321     23,356      23,716     21,405     171,596     (5,419)    417,975
  Cash and due from banks                                  ---        ---         ---        ---         ---     33,412      33,412
  Other assets                                             ---        ---         ---        ---         ---     20,531      20,531
                                                   ---------------------------------------------------------------------------------
    Total assets                                      $186,901     $27,412    $25,800    $27,073    $180,695    $48,669    $496,550
                                                   =================================================================================

Liabilities and shareholders' equity:
  Demand, noninterest-bearing                           $6,451    $12,902      $5,161     $9,031     $70,701    $24,770    $129,016
  Savings deposits                                      11,721     23,442       9,626     19,253     159,972        ---     224,014
  Time deposits                                         17,180     14,203      14,371     15,483       8,787        ---      70,024
  Other liabilities                                     11,000     10,000         ---        ---         ---      7,412      28,412
  Shareholders' equity                                     297        594         891      1,782      31,827      9,693      45,084
                                                   ---------------------------------------------------------------------------------
    Total liabilities and shareholders' equity         $46,649    $61,141     $30,049    $45,549    $271,287    $41,875    $496,550
                                                   =================================================================================

Gap                                                   $140,252   ($33,729)    ($4,249)  ($18,476)   ($90,592)     $6,794        ---

Cumulative gap                                        $140,252   $106,523    $102,274    $83,798      $6,794        ---         ---

Cumulative earning assets as a ratio
  of interest bearing liabilities                         401%       199%        174%       146%         99%        ---         ---



         In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of June 30, 2002, based on the

                                    Form 10-Q
                                     Page 23
results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the Policy.

CAPITAL RESOURCES

         Total consolidated shareholders equity of the Corporation was $60,603,000, or 12.0% of total assets, as of June 30, 2002, compared to total shareholders equity of $57,307,000, or 12.0% of total assets, as of December 31, 2001. As of June 30, 2001, shareholders' equity was $54,088,000, or 12.0% of total assets. The Corporation's risk weighted Tier I capital ratio was 12.19% as of June 30, 2002 compared to 12.86% and 12.76% at December 31, 2001 and June 30, 2001, respectively. The respective Tier II ratios were 13.34%, 14.03% and 13.88%. During the first half of 2002, the Corporation declared its regular dividend of $0.38 per share, a 6% increase over $0.36 per share declared during the first half of 2001.

         In October 2001, the Corporation elected to continue a stock repurchase program, originally established in June 1997. During the five-year period since the establishment of the stock repurchase program, the Corporation repurchased 544,226 shares of its stock at a cost of $14,350,000, for an average cost of $26.37 per share.

                                    Form 10-Q
                                     Page 24

Item 3.

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISKS

         There has been no material change in the Corporation's assessment of its sensitivity to market risks since its presentation in the 2001 Annual Report and form 10-K filed with the SEC.

                                    Form 10-Q
                                     Page 25

PART II. OTHER INFORMATION

             June 30, 2002

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security
            Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Report on Form 10-K dated April 22, 2002. The Report provided information under Item 5 regarding the purchase by the Corporation of its common stock which had been beneficially owned or held in trust or in custody by or

                                    Form 10-Q
                                     Page 26
         for the benefit of Robert L. Stevens, Chairman of the Corporation's Board of directors or his wife, Sydney D. Stevens. That report did not contain any financial statements.


                                    Form 10-Q
                                     Page 27

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Bryn Mawr Bank Corporation

     Date:  August 8, 2002                      By: /s/ Fredrick C. Peters II
            --------------                         -----------------------------
                                                    Fredrick C. Peters II
                                                    President & Chief
                                                    Executive Officer





     Date:  August 8, 2002                      By:  /s/ Joseph W. Rebl
            --------------                         -----------------------------
                                                     Joseph W. Rebl
                                                     Treasurer and
                                                     Assistant Secretary


                                    Form 10-Q
                                     Page 28