Form 10-Q
period 2002-09-30
BRYN MAWR BANK CORP
filed 2002-11-13
CIK 802681

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2002                   Commission File
                  ------------------
Number                                                       0-15261
                                                            --------

                           Bryn Mawr Bank Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                        23-2434506
--------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           identification No.)


 801 Lancaster Avenue, Bryn Mawr, Pennsylvania                      19010
--------------------------------------------------------------------------------
  (Address of principal executive offices)                         (ZipCode)


Registrant's telephone number, including area code  (610) 525-1700
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

                   Yes   X      No _____
                       -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 28,2002
----------------------------
 Common Stock, par value $1                                  4,351,174

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                        QUARTER ENDED September 30, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income for the nine
     months ended September 30, 2002 and 2001 .....................   Page 1

Consolidated Statements of Income for the three
     months ended September 30, 2002 and 2001 .....................   Page 2

Consolidated Balance Sheets as of September 30 2002,
     December 31, 2001 and September 30, 2001 .....................   Page 3

Consolidated Statements of Cash Flows for the nine
     months ended September 30, 2002 and 2001 .....................   Page 4

Consolidated Statements of Comprehensive Income for
     the nine months ended September 30, 2002 and 2001 ............   Page 5

Notes to Consolidated Financial Statements ........................   Page 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............   Page 13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISKS ........................................   Page 29

ITEM 4. CONTROLS AND PROCEDURES ...................................   Page 30

PART II - OTHER INFORMATION .......................................   Page 31

                          PART I. FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS
                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                             (Dollars In Thousands*)
                                    Unaudited

                                                                              Nine Months Ended
                                                                                 September 30
                                                                             2002            2001
                                                                         -----------      -----------
Interest income:
    Interest and fees on loans........................................   $    20,946      $    21,575
    Interest on federal funds sold....................................            73              298
    Interest on interest bearing deposits with banks..................            34               28
    Interest and dividends on investment securities:
      U.S. Government Agency securities...............................           753              722
      U.S. Treasury--Securities.......................................             -              161
      Obligations of states and political subdivisions................            34               50
      Dividend income.................................................            47               86
                                                                         -----------      -----------
Total interest income.................................................        21,887           22,920
Interest expense on deposits..........................................         2,969            4,599
Interest expense on borrowed funds....................................           287              253
                                                                         -----------       ----------
Total interest  expense...............................................         3,256            4,852
                                                                         -----------      -----------
Net interest income...................................................        18,631           18,068
Loan loss provision...................................................           750              900
                                                                         -----------      -----------
Net interest income after loan loss provision.........................        17,881           17,168
                                                                         -----------      -----------

Other income:
    Fees for trust services...........................................         6,448            6,651
    Service charges on deposits.......................................         1,343            1,088
    Other service charges, commissions and fees.......................           389              599
    Net gain on sale of loans.........................................         5,410            3,114
    Other operating income............................................         3,357            3,324
                                                                         -----------      -----------
Total other income....................................................        16,947           14,776
                                                                         -----------      -----------

Other expenses:
    Salaries and wages................................................        12,614           11,514
    Employee benefits.................................................         2,698            2,162
    Occupancy and bank premises.......................................         1,473            1,606
    Furniture, fixtures, and equipment................................         1,408            1,470
    Other operating expenses..........................................         5,163            4,825
                                                                         -----------      -----------
Total other expenses..................................................        23,356           21,577
                                                                         -----------      -----------
Income before income taxes............................................        11,472           10,367
Applicable income taxes...............................................         3,935            3,550
                                                                         -----------      -----------
Net income............................................................   $     7,537      $     6,817
                                                                         ===========      ===========

Earnings per common share.............................................   $      1.73      $      1.58
Diluted earnings per share............................................   $      1.71      $      1.53
Cash dividends declared per share.....................................   $      0.57      $      0.54

Weighted-average shares outstanding...................................     4,352,981        4,318,319
Dilutive potential common shares......................................        65,920          129,708
                                                                         -----------      -----------
Adjusted weighted-average shares......................................     4,418,901        4,448,027

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.

                                    Form 10-Q
                                     Page 1

                              FINANCIAL STATEMENTS
                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                             (Dollars In Thousands*)
                                    Unaudited

                                                                          Three Months Ended
                                                                             September 30
                                                                          2002        2001**
                                                                        ----------   ----------
Interest income:
     Interest and fees on loans ....................................    $    7,195   $    7,196
     Interest on federal funds sold ................................            10           86
     Interest on interest bearing deposits with banks ..............            15           10
     Interest and dividends on investment securities:
        U.S. Government Agency securities ..........................           224          262
        U.S. Treasury Securities ..................................              -           48
        Obligations of states and political subdivisions ...........             5           14
        Dividend income ............................................            12           20
                                                                        ----------   ----------
Total interest income ..............................................         7,461        7,636

Interest expense on deposits .......................................           981        1,511
Interest expense on borrowed funds .................................           108          178
                                                                        ----------   ----------
Total interest expense .............................................         1,089        1,689
                                                                        ----------   ----------
Net interest income ................................................         6,372        5,947
Loan loss provision ................................................           250          200
                                                                        ----------   ----------
Net interest income after loan loss provision ......................         6,122        5,747
                                                                        ----------   ----------

Other income:
     Fees for trust services .......................................         2,214        2,090
     Service charges on deposits ...................................           451          409
     Other service charges, commissions and fees ...................            12          194
     Net gain on sale of loans .....................................         2,330        1,227
     Other operating income ........................................         1,168        1,027
                                                                        ----------   ----------
Total other income .................................................         6,175        4,947
                                                                        ----------   ----------

Other expenses:
     Salaries and wages ............................................         4,519        3,502
     Employee benefits .............................................           906          681
     Occupancy and bank premises ...................................           512          517
     Furniture, fixtures, and equipment ............................           461          473
     Other operating expenses ......................................         1,822        1,775
                                                                        ----------   ----------
Total other expenses ...............................................         8,220        6,948
                                                                        ----------   ----------
Income before income taxes .........................................         4,077        3,746
Applicable income taxes ............................................         1,405        1,276
                                                                        ----------   ----------
Net income .........................................................    $    2,672   $    2,470
                                                                        ==========   ==========

Earnings per common share ..........................................    $     0.61   $     0.57
Diluted earnings per share .........................................    $     0.60   $     0.55
Cash dividends declared per share ..................................    $     0.19   $     0.18

Weighted-average shares outstanding ................................     4,387,177    4,345,531
Dilutive potential common shares ...................................        83,880      146,009
                                                                        ----------   ----------
Adjusted weighted-average shares ...................................     4,471,057    4,491,540

The accompanying notes are an integral part of the consolidated financial statements.
* Except for share and per share data.
**-Reclassified for comparative purposes.

                                    Form 10-Q
                                     Page 2

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                               September 30, December 31,  September 30,
                                                                                   2002         2001           2001
                                                                                (Unaudited)                 (Unaudited)
                                                                              ------------------------------------------
                               Assets

Cash and due from banks .......................................................  $  30,643    $  28,157    $  30,145
Interest bearing deposits with banks ..........................................        555          516          846
Federal funds sold ............................................................      1,000           --        8,350
Investment securities available for sale, at market (amortized cost of $21,864,  $25,807 and $25,451 as of September 30, 2002,
   December 31, 2001 and September 30, 2001, respectively) ....................     22,248       26,222       25,999
Loans:
   Consumer ...................................................................     27,754       35,521       45,925
   Commercial .................................................................    148,549      167,452      148,507
   Real estate ................................................................    272,620      197,876      187,920
                                                                                 ---------    ---------    ---------
      Total loans .............................................................    448,923      400,849      382,352
           Less: Allowance for loan losses ....................................     (5,806)      (4,928)      (4,662)
                                                                                 ---------    ---------    ---------
      Net loans ...............................................................    443,117      395,921      377,690
                                                                                 ---------    ---------    ---------
Premises and equipment, net ...................................................     12,218       12,478       12,605
Accrued interest receivable ...................................................      2,178        2,222        2,244
Goodwill (net) ................................................................      2,805        2,805        2,846
Mortgage servicing rights .....................................................      3,649        2,206        1,491
Other assets ..................................................................      6,991        6,296        6,800
                                                                                 ---------    ---------    ---------
      Total assets ............................................................  $ 525,404    $ 476,823    $ 469,016
                                                                                 =========    =========    =========

                            Liabilities

Deposits:
   Demand, noninterest-bearing ................................................  $ 122,294    $ 110,564    $ 113,170
   Savings ....................................................................    218,463      204,852      184,445
   Time .......................................................................     93,060       75,643       86,374
                                                                                 ---------    ---------    ---------
      Total deposits ..........................................................    433,817      391,059      383,989
                                                                                 ---------    ---------    ---------

Borrowed funds ................................................................     20,000       20,000       20,000
Other liabilities .............................................................     10,814        8,457        8,978
                                                                                 ---------    ---------    ---------
      Total liabilities .......................................................    464,631      419,516      412,967
                                                                                 ---------    ---------    ---------

                       Shareholders' equity
Common stock, par value $1; authorized 25,000,000
   shares; issued 5,535,808, 5,329,675 and 5,314,875 shares
   as of September 30, 2002, December 31, 2001 and September 30, 2001,
   respectively and outstanding of 4,351,174, 4,322,121 and
   4,345,811 shares as of September 30, 2002, December 31, 2001
   and September 30, 2001, respectively .......................................      5,536        5,330        5,315
Paid-in capital in excess of par value ........................................     11,044        6,676        5,773
Other accumulated comprehensive gain (loss)
   net of deferred income taxes ...............................................        254          274          362
Retained earnings .............................................................     61,546       56,499       54,974
                                                                                 ---------    ---------    ---------
                                                                                    78,380       68,779       66,424

Less: Common stock in treasury at cost -- 1,184,634, 1,007,554 and
   969,064 shares as of September 30, 2002, December 31, 2001
   and September 30, 2001, respectively .......................................    (17,607)     (11,472)     (10,375)
                                                                                 ---------    ---------    ---------
   Total shareholders' equity .................................................     60,773       57,307       56,049
                                                                                 ---------    ---------    ---------
   Total liabilities and shareholders' equity .................................  $ 525,404    $ 476,823    $ 469,016
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

                                   Form 10-Q
                                     Page 3

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                    Unaudited

                                                                               Nine Months Ended
                                                                                 September 30
                                                                           -------------------------
                                                                               2002         2001
                                                                           -----------  ------------
Operating activities:
Net income ...............................................................  $   7,537    $   6,817
Adjustments to reconcile net income to net cash (used) provided by operating activities:

   Provision for loan losses .............................................        750          900
   Provision for depreciation and amortization ...........................      1,086          988
   Loans originated for resale ...........................................   (346,681)    (212,184)
   Proceeds from loans sold ..............................................    330,399      207,594
   Gain on sale of loans .................................................     (5,410)      (3,114)
   Provision for deferred income taxes (benefit) .........................         43         (333)
   Change in income taxes payable / refundable............................      1,735        1,587
   Change in interest receivable .........................................         44          736
   Change in interest payable ............................................       (857)         441
   Change in mortgage servicing rights....................................     (1,443)      (1,118)
   Other .................................................................      2,219          274
                                                                            ---------    ---------
      Net cash (used) provided by operating activities ...................    (10,578)       2,588
                                                                            ---------    ---------

Investing activities:
Purchases of investment securities .......................................    (10,349)     (16,585)
Proceeds from maturity and calls of fixed income securities ..............     13,951       17,952
Proceeds from sales of fixed income securities............................        337            -
Loan repayments (originations), net ......................................    (26,043)     (18,474)
Loans purchased (dealer loans) ...........................................       (211)      (1,341)
Purchases of premises and equipment ......................................       (799)      (1,022)
                                                                            ---------    ---------
      Net cash used by investing activities ..............................    (23,114)     (19,470)
                                                                            ---------    ---------

Financing activities:
Net increase (decrease) in demand and savings deposits ...................     25,341      (19,449)
Net increase in time deposits.............................................     17,417       16,472
Dividends paid ...........................................................     (2,489)      (2,331)
Repayment of mortgage debt ...............................................        (34)         (31)
Purchases of treasury stock ..............................................     (6,183)      (1,091)
Proceeds from borrowed funds .............................................         --       20,000
Proceeds from issuance of common stock ...................................      3,165        1,280
                                                                            ---------    ---------
      Net cash provided by financing activities ..........................     37,217       14,850
                                                                            ---------    ---------
Increase(decrease) in cash and cash equivalents ..........................      3,525       (2,032)
Cash and cash equivalents at beginning of period .........................     28,673       49,213
                                                                            ---------    ---------
Cash and cash equivalents at end of period ...............................  $  32,198    $  47,181
                                                                            =========    =========

Supplemental cash flow information:
Income taxes paid.........................................................      2,200        2,700
Interest paid.............................................................      4,113        4,411

The accompanying notes are an integral part of the consolidated financial statements

                                    Form 10-Q
                                     Page 4

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                    Unaudited

                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30                     September 30
                                                                          2002             2001             2002           2001
                                                                       ----------------------------    ---------------------------
Net income .....................................................         $  2,672         $  2,470       $  7,537         $  6,817
Other comprehensive income:
      Unrealized holding gains (losses) on
          available-for-sale securities ........................               12              448            (31)             612
       Deferred income tax expense on
           unrealized holding gains (losses) on
           available for sale securities .......................               (4)            (152)            11             (208)
                                                                       -----------       ----------    -----------       ----------

Comprehensive net income .......................................         $  2,680         $  2,766       $  7,517         $  7,221
                                                                       ===========       ==========    ===========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q
                                     Page 5

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 AND 2001
                                   (Unaudited)

1. Unaudited Interim Results:

      The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of September 30, 2002 and 2001, the related consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001, the related consolidated statements of income for the three month and nine month periods ended September 30, 2002 and 2001 and the related consolidated statements of comprehensive income for the three month and nine month periods ended September 30, 2002 and 2001 are all unaudited.

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

2. Earnings Per Common Share:

      Reference is made to Note #12, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 2001 Annual Report incorporated in the 2001 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the nine-month periods ended September 30, 2002 and 2001.

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

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Recission of Statements of Financial Accounting Standards No. 4 "Reporting Gains and Losses from Extinguishment of Debt", No. 44 "Accounting for Intangible Assets of Motor Carriers" and No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", Amendment to Statement of Financial Accounting Standard No. 13, "Accounting for Leases" and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax on the income statement. The provision of SFAS No. 145 related to SFAS No. 4 are applicable in fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. SFAS No. 145 will not have a material impact on the financial condition or results of operations of the Corporation.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or disposal Activities" ("SFAS No 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal related activities. Those costs include termination benefits provided to current employees that are involuntarily terminated, the cost to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Cost Incurred in a Restructuring)" ("Issue 94-3"). Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 improves financial reporting by requiring that a liability for the cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 shall be effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged. SFAS No. 146 will not have a material impact on the financial condition or results of operations of the Corporation.

      In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147 "Acquisition of Certain

                                    Form 10-Q
                                     Page 7

Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS No. 147"). Except for transactions between two or more mutual enterprises, SFAS No.147 removes acquisitions of financial institutions from the scope of both Statement of Financial Accounting Standard No. 72 and Statement of FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets"). In addition, SFAS No. 147 amends Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets. The provisions for SFAS No. 147 shall be effective for transactions incurred on or after October 1, 2002. SFAS No. 147 will not have a material impact on the financial condition or results of operations of the Corporation.

            As a result of the implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), issued in September 2001, goodwill will not be amortized. This asset will be tested at least annually for impairment. An impairment analysis will be completed during 2002.

      As a part of the acquisition of Joseph W. Roskos & Co. ("JWR&Co.") in 1999, the Corporation recorded goodwill of $3,300,000. In compliance with SFAS No. 142, the amortization of the balance of goodwill as of December 31, 2001 of $2,805,000 was discontinued. During 2002, for various reasons, including the need to grow professional staff to accommodate planned future growth, as well as reduced revenues, due primarily to a decrease in estate fees because of the settlement of certain client estates, JWR&Co. reported a net loss of $9,000 for the first nine months of 2002, compared to a net profit of $239,000 for the same period in 2001. JWR&Co.'s management is in the process of evaluating alternatives that should enhance JWR&Co.'s net income in the future. Should JWR&Co. prove unable to produce net income sufficient to support the related goodwill on the Corporation's balance sheet, future annual testing for impairment of goodwill could determine that a goodwill impairment exists. Should the annual testing indicate any impairment in goodwill, said impairment would be written-off against the then current earnings.

5. Loans:

      Interest income on loans performing satisfactorily is recognized on the accrual method of accounting. Nonperforming loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due which are deemed to be problem loans by management. All nonperforming loans, except consumer loans, which are charged-off when greater than 90 days past due, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed nonperforming is deducted from interest income. The charge-off policy for all loans, including nonperforming and impaired loans, considers

                                    Form 10-Q
                                     Page 8
such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower in management's assessment of the collectability of such loans.

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

      When a borrower is deemed to be unable to meet the original terms of a loan, the loan may be considered impaired or could be restructured. While all impaired loans are not necessarily considered nonperforming loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Corporation's impaired loans, which amounted to $206,000, $21,000 and $781,000 at September 30, 2002, December 31, 2001 and
September 30, 2001, respectively, were placed on nonaccrual status when they were delinquent for greater than 90 days, and any outstanding accrued interest receivable on such loans at the time they were placed on nonaccrual status, was reversed from income.

      Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of September 30, 2002, December 31, 2001 and September 30, 2001, no impaired loans were measured using the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $206,000, $21,000, and $781,000, respectively.

      If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. As of September 30, 2002 and December 31, 2001 there were no impaired loans for which there was a related allowance for loan losses, compared to $760,000 as of September 30, 2001. The total related allowance for loan loss as of September 30,2001 was $350,000. Impaired loans for which no loan loss allowance was allocated amounted to $206,000, at September 30, 2002 and $39,000 at December 31, 2001 and $21,000
at September 30, 2001. Average impaired loans for the nine-month period ended September 30, 2002, year ended December 31, 2001 and September 30, 2001 amounted to $49,000, $499,000 and $562,000, respectively.

      When a loan is put on a nonaccrual status, any income subsequently collected is credited to the outstanding principal balance. Therefore, no interest income was reported on nonaccrual loans during either nine-month

                                    Form 10-Q
                                     Page 9
period ended September 30, 2002 or 2001. Loans may be removed from nonaccrual status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no nonaccrual loans were removed from nonaccrual status, during the first nine months of 2001, while $36,000 in impaired loans were paid off during the first nine months of 2002.

      Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income.

                                    Form 10-Q
                                     Page 10

6.       Allowance for Loan Losses:

             The summary of changes in the allowance is as follows:

                                                Nine months-ended   Year ended
                                                  September 30,     December 31,
                                                  2002      2001        2001
                                                  ----      ----        ----

Balance, beginning of period                    $ 4,928   $ 4,320    $ 4,320
Charge-offs:
    Consumer                                        (43)     (126)      (178)
    Commercial and industrial                         0      (941)      (940)
    Real estate                                       0         0        (51)
                                                -------   -------    -------

             Total charge-offs                      (43)   (1,067)    (1,169)
                                                -------   -------    -------
Recoveries:
    Consumer                                         23        31         38
    Commercial and industrial                       148         2         63
    Real estate                                       0       476        476
                                                -------   -------    -------

             Total recoveries                       171       509        577
                                                -------   -------    -------

             Net (charge-offs) / recoveries         128      (558)      (592)

Provision for loan losses                           750       900      1,200

Balance, end of period                          $ 5,806   $ 4,662    $ 4,928
                                                =======   =======    =======

                                    Form 10-Q
                                     Page 11

7.  Segment Information:

The Corporation's principal operating segments are structured around the financial services provided its customers. The Banking segment gathers deposits and makes funds available for loans to its customers. The Bank's Investment Management and Trust segment ("Wealth") provides both corporate and individual investment management and trust products and services. The Bank's Mortgage Banking segment originates and sells residential mortgage loans to the secondary mortgage market. Bryn Mawr Bank Corporation and all other subsidiaries are aggregated under the "All Other" heading.

Segment information for the nine months ended September 30, 2002 and 2001 is as follows:

                             --------------------------------------------------  ---------------------------------------------------
                                                  2002                                                 2001
                                                Mortgage    All                                      Mortgage   All
                              Banking   Wealth  Banking    Other   Consolidated  Banking   Wealth    Banking   Other    Consolidated
                             --------------------------------------------------  ---------------------------------------------------
Net interest income          $ 18,610  $    --  $    --   $    21    $18,631     $ 17,789  $    --   $    --   $   279   $ 18,068
Less Loan loss provision          750       --       --        --        750          900       --        --        --        900
                             --------------------------------------------------  ---------------------------------------------------
Net interest income after
      loan loss provision      17,860       --       --        21     17,881       16,889       --        --       279     17,168

Intersegment interest
   (revenues) expenses*             3       --       --        (3)        --          251       --        --      (251)        --
                             --------------------------------------------------  ---------------------------------------------------

Net interest income after
   loan loss provision and
   eliminations                17,863       --       --        18     17,881       17,140       --        --        28     17,168

Other income:
   Fees for investment
      management and trust
      services                     --    6,448       --        --      6,448           --    6,651        --        --      6,651
   Other income                 2,587        3    5,610     2,299     10,499        2,176       11     3,487     2,451      8,125
                             --------------------------------------------------  ---------------------------------------------------
Total other income              2,587    6,451    5,610     2,299     16,947        2,176    6,662     3,487     2,451     14,776

Other expenses:
   Salaries and benefits        9,270    3,344    1,104     1,594     15,312        8,372    2,772       792     1,740     13,676
   Occupancy                    2,284      445      128        24      2,881        2,300      483       133       160      3,076
   Other operating expense      3,108      653      768       634      5,163        2,771      850       498       706      4,825
                             --------------------------------------------------  ---------------------------------------------------
Total other expense            14,662    4,442    2,000     2,252     23,356       13,443    4,105     1,423     2,606     21,577
                             --------------------------------------------------  ---------------------------------------------------

Segment profit (loss)           5,788    2,009    3,610        65     11,472        5,873    2,557     2,064      (127)    10,367

Intersegment (revenues)
   expenses **                   (180)     125       --       (70)        --           37      125        --      (162)        --
                             --------------------------------------------------  ---------------------------------------------------

Segment profit after
   eliminations              $  5,608  $ 2,134  $ 3,610       ($5)   $11,472     $  5,910  $ 2,682   $ 2,064     ($289)  $ 10,367
                             ==================================================  ===================================================

% of segment profit (loss)         49%      19%      32%       --        100%          57%      26%       20%       (3%)      100%
                             -------------------------------------------------------------------------------------------------------

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

                                    Form 10Q
                                    Page 12

Item 2.

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the "Corporation") for the nine months ended September 30, 2002 and 2001, as well as the financial condition of the Corporation as of September 30, 2002, December 31, 2001 and September 30, 2001. The Bryn Mawr Trust Company (the "Bank"), Bryn Mawr Advisors, Inc. ("BMA"), Bryn Mawr Brokerage Company, Inc. ("BM Brokerage"), Bryn Mawr Asset Management, Inc. ("BMAM"), (formerly "CDC Capital Management, Inc") and Joseph W. Roskos & Co., Inc. ("JWR&Co") are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. ("ICBM") and Bryn Mawr Settlement Services, Inc ("BMSS") are wholly-owned subsidiaries of the Bank and Bryn Mawr Finance, Inc ("BMF") is a wholly-owned subsidiary of Joseph W. Roskos & Co.,Inc.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

         Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation's financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends loss. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward- looking statements. The Corporation's actual results may differ materially from the results anticipated by the forward looking statement due to a variety of factors, including without limitations:

         .   the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation's interest rate risk exposure and credit risk;

         .   changes in the securities markets with respect to the market

                                    Form 10-Q
                                     Page 13
         values of financial assets and the stability of particular securities markets;

         .   governmental monetary and fiscal policies, as well as legislation and regulatory changes;

         .   changes in accounting requirements or interpretations;

         .   the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

         .   the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation's trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

         .   any extraordinary events (such as the September 11, 2001 events and the U.S. Government's response to those events);

         .   the Corporation's success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

         .   the Corporation's ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

         .   the Corporation's timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

         .   the Corporation's ability to originate and sell residential mortgage loans during a decreasing or low interest rate environment;

         .   the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; and

         .   the Corporation's success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the

                                    Form 10-Q
                                     Page 14

Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

CRITICAL ACCOUNTING POLICIES

The Corporation's most critical accounting policy is the allowance for loan loss. The allowance for loan loss represents management's estimate on the probable losses inherent in the loan portfolio. This is consistently monitored to determine its adequacy. Ongoing review of credit standards, the level of delinquencies on loan products and loan segments, and the current state of the economy are included in this review. Actual losses may differ from management's estimates.

In December 2001, the Corporation adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In compliance with SFAS No. 142, the Corporation is no longer amortizing goodwill. Goodwill will continue to be tested for impairment annually, using a valuation method requiring projected cash flows into future periods. Actual cash flows could differ from management's estimates; thereby effecting the determined value of the goodwill.

RESULTS OF OPERATIONS

         The Corporation reported net income of $7,537,000 for the nine months ended September 30, 2002, an 11% increase over $6,817,000 reported for the same period in 2001. Earnings per common share amounted to $1.73, a 9% increase over $1.58 reported for the first nine months of 2001. Primarily the result of the Corporation's stock repurchase program, diluted earnings per share increased 12% to $1.71 for the nine months ended September 30, 2002 compared to $1.53 for the same period in 2001.

                                    Form 10-Q
                                     Page 15

The following table sets forth the net income, basic earnings per share and fully diluted earnings per share as adjusted to exclude goodwill amortization expense for the nine month and three month periods ended September 30, 2002 and 2001.

                                                  Nine months ended              Three months ended
                                                    September 30,                   September 30,
                                                  2002          2001              2002         2001
                                                  ----          ----              ----         ----
Net income                                            7,537        6,817             2,672        2,470

Add back:  Goodwill amortization                         --          124                --           41
                                              ---------------------------     --------------------------
Adjusted net income                                   7,537        6,941             2,672        2,511


Basic earnings per share:

Reported net income                                  $ 1.73       $ 1.58            $ 0.61       $ 0.57
Goodwill amortization                                    --       $ 0.03                --       $ 0.01
                                              ---------------------------     --------------------------
Adjusted net income                                  $ 1.73       $ 1.61            $ 0.61       $ 0.58


Diluted earnings per share:

Reported net income                                  $ 1.71       $ 1.53            $ 0.60       $ 0.55
Goodwill amortization                                    --       $ 0.03                --       $ 0.01
                                              --------------------------      --------------------------
Adjusted net income                                  $ 1.71       $ 1.56            $ 0.60       $ 0.56

         The increase in earnings, for the first nine months of 2002 over the same period in 2001 is primarily attributable to an increase in other income, up $2,171,000 or 15% over the first nine months of 2001. This increase in other income is due to a $2,296,000 increase in the net gain on the sale of residential mortgage loans for the first nine months of 2002, compared to the same period in 2001. This is a result of increased loan sale activity associated with mortgage loan refinancings that were stimulated by a decline in interest rates.

         The ability to originate and sell residential mortgage loans, including loans refinancing existing loan balances from higher to lower interest rates during a decreasing interest rate environment, provides a counter-cyclical source of additional non-interest revenue, offsetting a declining net interest margin, the result of the Corporation's balance sheet being asset interest rate sensitive in a decreasing interest rate environment. In future periods, should interest rates begin to rise, the Corporation would benefit from its asset interest rate sensitivity, increasing its net interest margins, while decreasing its revenues from the residential refinancing environment. Should interest rates remain at the present lower levels, the possibility exists that the number of customers desiring to refinance residential mortgage loans could decrease. A potential decrease in residential mortgage loan refinances, prior to market interest rates moving upward, could have a detrimental impact on the

                                    Form 10-Q
                                     Page 16

Corporation's net income, due to a potential decrease in revenues from this counter-cyclical activity, without a corresponding increase in the Corporation's net interest income or net interest margin.

         Net interest income, after the provision for loan loss, for the first nine months of 2002, is 4% higher than the first nine months of 2001. While loan balances increased $66,571,000 or 17% from the same period in 2001, the lower interest rate environment that existed during the first nine months of 2002, compared to the same period in 2001, offset the effect of this increase. The current trends of higher income from the gain on sale of loans and the lower levels of interest income on loans should reverse, as interest rates increase because these income generators are counter cyclical. During 2001, the Corporation's management identified a problem commercial loan, which was put on nonaccrual status and written down by $870,000, thus necessitating a larger increase in the provision for loan loss to $900,000. The economic indicators are still pointing to a slow economy and the continued growth in the loan portfolio has prompted Corporation management to provide for loan losses at $750,000 for the first nine months of 2002.

         Average outstanding loan balances for the first nine months of 2002 grew 15% from average outstanding loan balances for the first nine months of 2001. Funding this growth in average outstanding loans was a 9% decrease in average outstanding investment security balances and an increase in average outstanding balances of non-interest bearing demand deposit accounts of 17%, NOW accounts of 18%, market rate accounts of 15% and savings accounts of 5%. The average outstanding balances of certificates of deposit ("CDs") decreased 3%.

         The prime rate decreased by 125 basis points from 6.00% at September 30, 2001 to 4.75% at September 30, 2002. For the majority of 2001 rates were higher than the current level. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. The overall annualized yield on earning assets decreased by 110 basis points, from 7.6% at September 30, 2001 to 6.5% for the same period in 2002, due to the decline in the interest rates during this period. Compared to the first nine months of 2001, the average cost of funds for the respective periods decreased 70 basis points, from 1.70% in 2001 to 1.00% in 2002. The overall result was a decline in the Bank's annualized net interest margin, to 5.48% for the first nine months of 2002 compared to 5.98% for the same period in 2001. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties, related to potential changes in interest rates that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations in the future. However, as discussed previously, a continued lower market rate environment, thereby holding the Corporation's ability to increase its net interest margin and related net interest income, combined with a decrease in the number of loan customers seeking refinancing opportunities, lowering the gains on the respective

                                    Form 10-Q
                                     Page 17
residential loan sales in the secondary market, could cause an adverse effect on the Corporation's results of operations.

         As discussed in Note 4 "Adoption of Financial Accounting Standards", in the Notes to Consolidated Financial Statements, should an impairment of the Corporation's goodwill occur in future periods, while not anticipated to have an adverse effect on the Corporation's liquidity or a decrease in capital resources below those deemed well capitalized by the Corporation's regulators, a material decrease in the Corporation's results of operations could occur in the year in which the impairment would be recognized.

NET INTEREST INCOME

         For the nine months ended September 30, 2002, net interest income of $18,631,000 was 3% higher than $18,068,000 reported for the same period in 2001. Primarily the effect of a downward trend in interest rates during the previous twelve months, total interest and dividend income declined 5% for the first nine months of 2002, to $21,887,000 from $22,920,000 for the first nine months of 2001. Interest expense decreased 33% for the nine months ended September 30, 2002, to $3,256,000 compared to $4,852,000 for the first nine months of 2001. The yield on earning assets for the first nine months of 2002 was 6.5% compared to 7.6% for the first nine months of 2001 while the effective rate paid on interest bearing deposits and borrowed funds for the first nine months of 2002 and 2001 was 1.4% and 2.3%, respectively.

         Due primarily to a decrease in interest rates during the last twelve months, interest and fees on loans decreased 3% from $21,575,000 for the first nine months of 2001 to $20,946,000 for the first nine months of 2002. A 15% increase in average outstanding loan balances for the first nine months of 2002, to $411,860,000, compared to $358,826,000 for the same period in 2001, was offset by a 110 basis point decrease in the annualized average yield on earning assets. This is the primary reason for the decline in loan related interest and fee income.

         Interest and dividend income on investments decreased $185,000 or 18%, from $1,019,000 for the first nine months of 2001 to $834,000 for the first nine months of 2002. Due to the fact that there were no outstanding balances of U.S. Treasury securities during the first nine months of 2002, there was no interest income from such investments, compared to $161,000 for the same period in 2001. Interest on U.S. Government Agency securities increased 4% from $722,000 for the first nine months of 2001 to $753,000 for the first nine months of 2002. The primary reason for this increase was a $2,202,000 or 13% increase in the average balance of U.S. Government Agency securities, from $17,328,000 during the first nine months of 2001 to $19,530,000 for the comparable period in 2002. Interest income on obligations of states and political subdivisions decreased 32% from $50,000 for the nine months ended September 30, 2001 to $34,000 for the same period in 2002. Average outstanding balances of obligations of state and political subdivisions decreased by 34%, from $1,668,000 in 2001 to

                                    Form 10-Q
                                     Page 18

$1,103,000 in 2002. The overall yield on investment securities decreased from 5.5% for the first nine months of 2001 to 5.0% for the first nine months of 2002, a result of lower rates of interest being paid on investments purchased during the twelve-month period.

         Interest expense on deposits and borrowed funds decreased 33% or $1,596,000, to $3,256,000 for the nine months ended September 30, 2002 compared to $4,852,000 for the same period in 2001. The average cost of interest bearing deposits and borrowed funds decreased 90 basis points, from 2.3% at September 30, 2001 to 1.4% for the nine months ended September 30, 2002. The average interest bearing deposit balances increased 9% to $291,803,000 at September 30, 2002 compared to $266,930,000 for the same period in 2001. Average deposits increased 11% to $413,905,000 for the nine months ended September 20, 2002 compared $371,324,000 for the same period in 2001. Average non-transaction savings accounts increased 5% for the first nine months of 2002, compared to the same period in 2001, while average NOW accounts and Market Rate Accounts increased by 18% and 15%, respectively. Average outstanding CD balances decreased by 3% for the same period. Average borrowed funds grew by 121% from $9,198,000 for the nine months ended September 30, 2001 to $20,360,000 for the same period in 2002. This growth in borrowed funds is due to the increase in residential mortgage loan sale activity and the related increased funding requirements of available-for-sale residential mortgage loans, awaiting funding from their respective purchasers at each period end. The Bank's average non-interest bearing demand deposit account balances increased 13%. Primarily in response to a declining prime rate during 2001, the average cost of each deposit category decreased. The annualized cost of CDs decreased 190 basis points, from 5.1% for the first nine months of 2001 to 3.2% for the same period in 2002. The average cost of Market Rate Accounts decreased from 2.1% to 1.5% or 60 basis points, savings accounts decreased from 1.1% to .8% or 30 basis points and NOW accounts decreased from .7% to .3% or 40 basis points for the first nine months of 2002, compared to the same period in 2001. The average cost of borrowed funds decreased by 200 basis points, from 4.1% for the first nine months of 2001 to 2.1% for the same period in 2002. The average cost of deposits and borrowed funds, including non-interest-bearing demand deposits decreased 71 basis points, from 1.70% for the first nine months of 2001, to 1.00% for the first nine months of 2002.

         For the third quarter of 2002 compared to the third quarter of 2001, total interest income decreased by $175,000 or 2%. A continued decline in the prime rate, compressing yields on the Bank's floating rate loans, was partially offset by continued growth in outstanding loan volumes. Offsetting this decline in total interest income was a $600,000 or 36% decrease in interest expense, the result of the Bank's ability to adjust deposit rates downward, in response to declining yields in earning assets. The result was a $425,000 or 7% increase in net interest income.

         The Bank's asset / liability structure is asset rate sensitive, which should cause a reduction in the net interest margin, should interest rates decrease. The annualized net interest margin decreased 50 basis points for the first nine months of 2002, compared to the same period in 2001. This

                                    Form 10-Q
                                     Page 19
decrease is a result of the steep decline in interest rates in 2001. For the first nine months of 2002, the net interest margin decreased to 5.48% from 5.98% for same period in 2001. The net interest margin is computed exclusive of related loan fee income.

LOAN LOSS PROVISION

         As previously indicated, the current state of the economy and continued growth in the loan portfolio are the primary factors that determine the level of the provision for loan loss. Due to the continued loan growth and the general uncertainty of economic conditions, a $750,000 provision for loan loss was needed based on the Bank's analysis. This is a decrease of $150,000 from the same period in 2001. During the first nine months of 2001, the identification and writedown of a loan put on nonaccrual status prompted Corporation management to increase the provision for loan loss to $900,000 for the first nine months of 2001. The loan loss reserve amounted to 1.29% of outstanding loans at September 30, 2002. Delinquencies, as a percentage of outstanding loans, were 16 basis points as of September 30, 2002, compared to 83 basis points for the same period in 2001. Nonperforming loans increased to $239,000 as of September 30, 2002, compared to $43,000 as of December 31, 2001 but decreased from $808,000 as of September 30, 2001. In addition to a monthly internal loan review, the Bank has an external loan review performed annually. The most recent completed external loan review was as of November 2001. The current external loan review process is due to be completed in November 2002. Based on the results of both the internal and external loan review process and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of September 30, 2002.

OTHER INCOME

         Total other income of $16,947,000 for the nine months ended September 30, 2002 increased 15% from $14,776,000 reported for the same period in 2001.

         Fees for trust services decreased $203,000 or 3% from $6,651,000 for the first nine months of 2001 to $6,448,000 for the same period in 2002. The market value of Trust assets under management decreased by 11%, to $1,447,000,000 at September 30, 2002 from $1,625,000,000 as of September 30,
2001. This is primarily a result of a decline in the equity market values during the first nine months of 2002, reflecting the general decline in equity market values in recent months, partially offset by an increase in account pricing in 2002, as well as the acquisition of new accounts in 2002. Since a significant portion of fees for trust services are earned based on a percentage of the value of assets under management, a continued decline in stock market values and the values of assets under management could have an adverse effect on the Corporation's ability to grow its fees for trust services, thereby being potentially detrimental to the Corporation's results of operations in future periods.

                                    Form 10-Q
                                     Page 20

         The low level of interest rates continues to enhance the volume of mortgage banking activity. For the nine month period ended September 30, 2002, the Bank originated $381,544,000 and sold $324,989,000 of residential mortgage loans to the secondary mortgage market, a 62% increase from $234,212,000 of residential mortgage loans originated and a 59% increase from the $204,480,000 sold during the first nine months of 2001. The available-for-sale loans totaling $38,249,000, as of September 30, 2002 are included in the real estate loan total on the balance sheet. A combination of deferred loan fees earned as income resulting from the sale of residential mortgage loans to the secondary mortgage market, related gains on the same respective sales of residential mortgage loans to the secondary market and the effect of recording mortgage servicing rights, amounted to $5,410,000 or a 166 basis point gain on loans sold for the first nine months of 2002 compared to $3,114,000 or 152 basis points for the same period in 2001.

         Service charges on deposits amounted to $1,343,000 for the first nine months of 2002, a 23% increase from $1,088,000 reported in the first nine months of 2001. The $255,000 increase is a result of increases to both account analysis fees and overdraft fees.

         Income from other service charges, commissions and fees amounted to $389,000 for the first nine months of 2002, a 35% decrease from $599,000 reported for the first nine months of 2001. This decrease is primarily attributed to the accelerated amortization of mortgage servicing rights, reducing income, as borrowers continue to refinance existing mortgage loans during 2002.

         Other operating income increased by $33,000 or 1% for the first nine months of 2002, with operating income of $3,357,000 for the first nine months of 2002, compared with the $3,324,000 for the same period in 2001. This is a result of changes in the revenues provided by some of the Corporation's subsidiaries. The most significant changes are as follows. Primarily in response to the significant increase in residential mortgage refinancing activity, BMSS began operations in 2002 and became a limited partner in a partnership with a title abstract company. BMSS earned revenues of $313,000 in 2002. No such revenues were earned in 2001. Offsetting this increase was a $242,000 decrease in revenues from JWR&Co. for the first nine months of 2002, compared to the same period in 2001. This decrease is primarily caused by a reduction of fee income from estates that have been settled prior to 2002.

         For the third quarter of 2002, compared to the same quarter in 2001, total other income increased by $1,228,000 or 25%. Fees for trust services increased by $124,000 or 6%, reflecting the positive effect of both an increase in fees over the third quarter 2001, as well as acquiring new trust accounts in the Bank's Wealth Management division. Net gains on the sale of loans grew $1,103,000 or 90%. Increased refinancing activity of residential mortgage loans and the subsequent sale of these loans to the secondary mortgage market is responsible for this increase. Service

                                    Form 10-Q
                                     Page 21
charges on deposit accounts grew by $42,000 or 10%, lower interest rates provide lower earnings credits to depositors accounts, thereby allowing the Bank to charge for the deposit services rendered. Other operating income increased by $141,000 or 14%, due primarily to $172,000 in revenues earned by BMSS in the third quarter of 2002. No such revenues were earned during 2001. Partially offsetting this increase in other operating income for the third quarter was a $37,000 decrease in revenue for ICBM, the result of a revenue sharing agreement with an independent insurance agency (the "Agency"). No such agreement existed in 2001. The agreement is in the process of being terminated with the Agency.

OTHER EXPENSES

       Total other expense increased 8% for the first nine months of 2002 to $23,356,000 from $21,577,000 for the first nine months of 2001. Exclusive of a non-recurring recovery in 2001 of $355,000, total other expense increased 6% for the first nine months of 2002, compared to the same period in 2001.

       Salaries and wages grew $1,100,000 or 10%, from $11,514,000 for the nine months ended September 30, 2001 to $12,614,000 for the same period in 2002. Regular salary expense, including regular, part time and overtime salaries and excluding incentive salaries, increased $174,000 or less than 2%, to $10,495,000 during the first nine months of 2002 from $10,321,000 for the same period in 2001. During 2001, the decision was made to exit the financial advisory business. BMAM's business was terminated and the then existing staff terminated. Therefore, the elimination of BMAM's salaries, as well as some other positions within the Bank, partially offset annual salary increases in the Bank and other subsidiaries. Incentive salaries, tied to overall corporate profitability goals, increased $926,000 or 78%, from $1,193,000 for the nine months ended September 30, 2001 to $2,119,000 for the same period in 2002. This is due to a strong earnings performance in the first nine months of 2002, increasing both incentive payments associated with specific business line profitability, as well as the Corporation's corporate bonus pool, which is related directly to the increases in corporate profits.

       Employee benefits expenses increased $536,000 or 25% from $2,162,000 for the first nine months of 2001 to $2,698,000 for the same period in 2002. A decline both in the market valuation of the pension plan's assets, compared to previous periods, and a decline in the projected yields on such assets caused a decrease in the earnings from the pension plan assets and an increase in the cost of the pension plan over the nine months ended September 30, 2001. An economic environment at current levels in future periods, producing lower yields on the pension plan's assets, could result in additional increases to the pension expense in future periods.

       Occupancy expense decreased $133,000 or 8%, from $1,606,000 for the first nine months of 2001 to $1,473,000 for the first nine months of 2002, due primarily to the relocation of several employees at the end of the first nine months of 2001.

                                    Form 10-Q
                                     Page 22

       Furniture, fixtures and equipment expense decreased $62,000 or 4% from $1,470,000 for the first nine months of 2001 to $1,408,000 for the same period in 2002. This decrease is related to the Bank's processing system being fully depreciated during 2001.

       Other operating expenses increased $338,000 or 7%, from $4,825,000 for the first nine months of 2001 to $5,163,000 for the first nine months of 2002. In the first nine months of 2001, a $355,000 non-recurring recovery of operating expense related to a charged-off loan reduced other operating expense. Exclusive of this recovery, total other expenses were $17,000 or less than 1% below the same period in 2001. This is primarily due to advertising expense being below the first nine months of 2001 by $126,000.

       For the third quarter of 2002, compared to the same quarter in 2001, total other expenses increased by $1,272,000 or 18%. The majority of this increase occurred in salaries and wages, up $1,017,000 or 29% from $3,502,000, compared to $4,519,000 for the third quarter of 2002. Regular salaries increased by $164,000 or 5% and other salaries, primarily incentive based salaries, related to the increased corporate profitability, increased by $853,000. Employee benefits expense increased by $225,000 or 33% due to increased costs caused by decreased earnings from the pension plan's assets, as described previously. Occupancy declined by $5,000 or 1%. Furniture, fixtures and equipment expense decreased by $12,000 or 3%. Other operating expenses increased by $47,000 or 3%. The largest increases occurred in expenses related to the increased sale of residential mortgage loans. Appraisal fee expenses increased by $87,000, quarter to quarter, while loan pair-off fees grew by $99,000.

APPLICABLE INCOME TAXES

       Federal income taxes for the first nine months of 2002 were $3,935,000 compared to $3,550,000 for the first nine months of 2001. This represents an effective tax rate for each nine-month period ended September 30, 2002 and 2001 of 34.3% and 34.2%, respectively.

FINANCIAL CONDITION

       Total assets increased 10% from $476,823,000 at December 31, 2001 to $525,404,000 as of September 30, 2002. Total assets grew 12% or $56,388,000 from $469,016,000 as of September 30, 2001.

       Outstanding earning assets increased 11% to $472,726,000 as of September 30, 2002 from $427,587,000 as of December 31, 2001. The Bank's loan portfolio increased 12%, to $448,923,000 at September 30, 2002 from $400,849,000 as of
December 31, 2001. Outstanding loans increased by 17%, from $382,352,000 as of September 30, 2001. Outstanding consumer loans of $27,764,000 at September 30, 2002 decreased by 22% from consumer loan balances of $35,521,000 as of December 31, 2001 and 40% from the

                                    Form 10-Q
                                     Page 23
outstanding balance of $45,925,000 as of September 30, 2001. A continued decrease in the balance of purchased dealer automobile paper, the result of continued strong competition from automobile manufacturers, is the primary reason for the decrease at September 30, 2002, compared to both periods. Outstanding commercial loans at September 30, 2002 were $148,549,000, an 11% decrease in commercial loan balances of $167,452,000 at December 31, 2001 and even with $148,507,000 at September 30, 2001. The decrease in commercial loan balances from December 31, 2001 was primarily due to anticipated commercial loan repayments and the transfer of commercial loan balances to commercial mortgage loan balances in the real estate lending category of $18,000,000. Outstanding real estate loans were $272,620,000 at September 30, 2002, a 38% increase from $197,876,000 in outstanding real estate loans at December 31, 2001 and a 45% increase over $187,920,000 in outstanding real estate loans as of September 30, 2001. Included in this increase over both periods was the $18,000,000 transfer from the commercial loan portfolio referred to previously in this paragraph. The primary reason for this increase over both periods was growth in the Bank's home equity loans, as well as growth in the balance of available-for-sale residential real estate mortgage loans, awaiting funding from purchasers in the secondary residential mortgage market.

       The Bank's investment portfolio, having a market value of $22,248,000 at September 30, 2002, decreased 15% from a market value of $26,222,000 at December 31, 2001 and decreased 14% from $25,999,000 as of September 30, 2001.

       The Corporation has chosen to include all of its investment securities in the available-for-sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added to or deducted from the Corporation's total equity on the balance sheet. As of September 30, 2002, the investment portfolio had an unrealized gain of $384,000, compared to an unrealized gain of $415,000 as of December 31, 2001. The unrealized investment appreciation, net of deferred income tax benefit, increased the Corporation's shareholders' equity on the balance sheet by $254,000 as of September 30, 2002.

       Federal funds sold outstanding amounted to $1,000,000 as of September 30, 2002. There were no federal funds sold at December 31, 2001, compared to $8,350,000 as of September 30, 2001. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs and borrowing from the Federal Home Loan Bank of Pittsburgh ("the FHLB").

       Both nonperforming assets and nonperforming loans amounted to $239,000 at September 30, 2002, a 456% increase from $43,000 at December 31, 2001 and a 70% decrease from the nonperforming assets and loans of $808,000 at September 30, 2001. There were no OREO balances on the Bank's books at September 30, 2002, December 31, 2001 or September 30, 2001.

       As of September 30, 2002 and 2001, there were no significant loans

                                    Form 10-Q
                                     Page 24
classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower's ability to comply with the loan repayment terms.

       As a part of its sale of residential mortgage loans in the secondary market, for those loans sold with the loan servicing retained by the Bank, the Bank records mortgage-servicing rights ("MSRs") as an asset. The MSRs are amortized over the expected lives of the respective mortgage loans. Due to the recent lower interest rate environment, the Corporation has significantly increased its residential mortgage origination and sale activity, thereby increasing the balances of MSRs being recorded on its books. As of September 30, 2002, MSRs recorded on the Corporation's books amounted to $3,649,000, a 65% increase over $2,206,000 in MSRs as of December 31, 2001 and a 145% increase over $1,491,000 in MSRs as of September 30, 2001. MSRs are recorded on the Bank's books at values determined by reviewing the current value of MSRs in the mortgage servicing market. The current value of new MSRs being recorded, as loans are sold with servicing retained, is reviewed periodically and any adjustment to the initial basis point values being recorded is done in a timely manner. The balance of loans serviced for others amounted to $536,847,000, $406,093,000 and $358,897,522, as of September 30, 2002, December 31, 2001 and
September 30, 2001, respectively. Periodically, the book value of the balance of the MSRs on the Bank's books is tested for potential impairment. Should any impairment be determined, the MSR balances would be written down against current Corporation earnings. In a lower residential mortgage loan interest rate environment, should mortgage loans that were sold by the Bank with the servicing retained begin to refinance, the balance of the respective MSRs would be subject to accelerated amortization, potentially lowering the Bank's net income. Should the Bank refinance the loans, the accelerated amortization of the MSRs may be offset by the recording of new MSRs, increasing the gain on the loans sold, thereby reducing or eliminating the negative effect of the accelerated amortization of the MSRs. Should the Bank not refinance or replace the loans being paid off, the Bank could be subject to an adverse effect on the results of operations from the accelerated amortization of MSRs, as the respective mortgage loans are paid off.

       Total deposits increased 11% to $433,817,000 as of September 30, 2002 from $391,059,000 as of December 31, 2001. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances of $413,905,000 at September 30, 2002 increased 11% from the average deposits of $371,324,000 for the same period in 2001. Average savings balances increased 5% at $42,390,000 for the first nine months of 2002, compared to $40,238,000 for the same period in 2001. Market Rate Account balances increased 15% or $7,897,000 from $52,398,000 in average daily outstanding balances for the nine months ended September 30, 2001 to $60,295,000 for the same period in 2002. Average

                                    Form 10-Q
                                     Page 25
outstanding NOW account balances increased 18% or $17,190,000, from $97,357,000 for the first nine months of 2001 to $114,547,000 for the same period in 2002. Non-interest bearing demand deposit average outstanding balances grew 17% or $17,708,000 from $104,394,000 for the nine months ended September 30, 2001 to $122,102,000 for the same period in 2002. Average outstanding CD balances decreased 3% or $2,366,000 from $76,937,000 in average outstanding balances for the first nine months of 2001 to $74,571,000 for the same period in 2002.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

       The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2002 are $196,417,000.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The Corporation's obligation under standby letters of credit at September 30, 2002 amounted to $10,388,000.

Concentration of credit risk is measured by periodically reviewing with the Bank's board of directors outstanding loans balances, by industry and discussing potential risks inherent in the respective industries, based on the then current economic environment. Quarterly, the Bank's board of directors reviews the level of loan delinquencies of the Bank, by loan type compared to a peer group analysis.

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

                                    Form 10-Q
                                     Page 26

INTEREST RATE SENSITIVITY ANALYSIS
as of September 30, 2002

                                           --------------------------------------------------------------------------------------

(dollars in thousands)                        0 to 30     31 to 90   91 to 180  181 to 365      Over        Non-Rate
                                                Days        Days        Days       Days        1 Year      Sensitive     Total

                                           --------------------------------------------------------------------------------------
Assets:
  Interest-bearing deposits with
    other banks                              $     555   $     ---   $     ---   $     ---   $     ---     $     ---    $     555

  Federal funds sold                             1,000         ---         ---         ---         ---           ---        1,000
  Investment                                        29       4,058       3,087      11,174       3,438           384       22,170
securities
  Loans                                        201,012      37,524      29,053      18,627     162,512        (5,806)     442,922
  Cash and due from banks                          ---         ---         ---         ---         ---        30,519       30,519
  Other assets                                     ---         ---         ---         ---         ---        19,680       19,680
                                           --------------------------------------------------------------------------------------
    Total assets                             $ 202,596   $  41,582   $  32,140   $  29,801   $ 165,950     $  44,777    $ 516,846
                                           ======================================================================================


Liabilities and shareholders'
  equity:
  Demand, noninterest-bearing                $   6,426   $  12,851   $   5,141   $   8,996   $  70,426     $  24,674    $ 128,514
  Savings deposits                              11,449      22,899       9,412      18,824     155,878           ---      218,462
  Time deposits                                 14,873       8,877      10,251      20,324      38,735           ---       93,060
  Other liabilities                                500         ---         ---      20,000         ---         9,325       29,825
  Shareholders' equity                             350         701       1,051       2,102      37,843         4,938       46,985
                                           --------------------------------------------------------------------------------------
    Total liabilities and shareholders'
      equity                                 $  33,598   $  45,328   $  25,855   $  70,246   $ 302,882     $  38,936    $ 516,846
                                           ======================================================================================

Gap                                          $ 168,998  ($   3,746)  $   6,285  ($  40,445) ($ 136,932)    $   5,840          ---
Cumulative gap                               $ 168,998   $ 165,252   $ 171,537   $ 131,092  ($  5,840)           ---          ---

Cumulative earning assets as a ratio
  of interest bearing liabilities                  603%        309%        264%        174%         99%          ---          ---

         In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate

                                    Form 10-Q
                                     Page 27
environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of September 30, 2002, based on the results from the simulation models, the amount of the Bank's interest rate risk was within the acceptable range as established by the asset / liability policy.

CAPITAL RESOURCES

         Total consolidated shareholders equity of the Corporation was $60,773,000, or 11.6% of total assets, as of September 30, 2002, compared to total shareholders equity of $57,307,000, or 12.0% of total assets, as of December 31, 2001. As of September 30, 2001, shareholders' equity was $56,049,000, or 12.0% of total assets. The Corporation's risk weighted Tier I capital ratio was 11.99% as of September 30, 2002 compared to 12.86% and 12.98% at December 31, 2001 and September 30, 2001, respectively. The respective Tier II ratios were 13.19%, 14.03% and 14.13%. Both the Corporation and the Bank exceed the required capital levels to be considered "Well Capitalized" by their respective regulators at the end of each period presented. During the first nine months of 2002, the Corporation declared its regular dividend of $0.57 per share, a 6% increase over $0.54 per share declared during the first nine months of 2001.

         In October 2001, the Corporation elected to continue a stock repurchase program, originally established in September 1997, authorizing the purchase of up to 5% of the then outstanding stock or 217,231 shares, not to exceed $7,500,000. As of September 30, 2002, the Corporation has completed that program, repurchasing 216,836 shares at a cost of $7,248,000 or an average cost per share of $33.42. At its October 2002 meeting the Board of Directors of the Corporation authorized the additional repurchase of 4% or 174,047 shares of Corporation stock, not to exceed $7,500,000. The program will be accomplished through the use of future retained earnings as well as the proceeds of future stock option exercises.

                                    Form 10-Q
                                     Page 28

Item 3.

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISKS

         There has been no material change in the Corporation's assessment of its sensitivity to market risks since its presentation in the 2001 Annual Report and form 10-K filed with the SEC.

                                    Form 10-Q
                                     Page 29

Item 4.

                   BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
                             CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, Joseph W. Rebl, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings.

         As of the date of this report, there have not been any significant changes to the Corporation's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the evaluation.

                                    Form 10-Q
                                     Page 30

PART II. OTHER INFORMATION

             September 30, 2002

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         During 2001, the Corporation decided to exit its financial advisory business line. During the 4/th/ quarter of 2001, Bryn Mawr Asset Management, Inc. was put on an inactive status. During 2002, the Corporation filed a Form ADV-W with the Securities and Exchange Commission, withdrawing Bryn Mawr Asset Management, Inc.'s registration as an investment advisor under the Investment Advisory Act of 1940.

         In October 2002, the Corporation's board of directors authorized a new stock repurchase program, authorizing Corporation management to repurchase up to 4% or 174,047 shares of Corporation stock, not to exceed $7.5 million. Funding for this program will come from future retained earnings and proceeds from future stock option exercises.

                                    Form 10-Q
                                     Page 31

         The Bank will open a new full service branch office in Newtown Square, PA in the third or fourth quarter of 2003. The Bank is leasing the property under a twenty-nine year lease. All capital improvements will be capitalized and amortized over the life of the lease.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    Form 10-Q
                                     Page 32

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Bryn Mawr Bank Corporation

     Date: November 12, 2002       By: /s/ Frederick C. Peters II
                                       --------------------------

                                         Fredrick C. Peters II
                                         President & Chief
                                         Executive Officer

     Date: November 12, 2002       By: /s/ Joseph W. Rebl
                                       ------------------

                                         Joseph W. Rebl
                                         Treasurer and
                                         Assistant Secretary

                                    Form 10-Q
                                     Page 33

I, Frederick C. Peters, II, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bryn Mawr Bank Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                  /s/ Frederick C. Peters II
                                         ---------------------------

                                         Frederick C. Peters II
                                         Chief Executive Officer

I, Joseph W. Rebl, Chief Financial Officer, certify that:

     7. I have reviewed this quarterly report on Form 10-Q of Bryn Mawr Bank Corporation;

     8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based o our evaluation as of the Evaluation Date;

     11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002            /s/ Joseph W.Rebl
                                   -----------------
                                   Joseph W. Rebl
                                   Chief Financial Officer