Form 10-K
period 2002-12-31
BRYN MAWR BANK CORP
filed 2003-03-26
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

[Fee required] for the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

[No fee required] for the transition period from                  to

Commission file number 0-15261.

BRYN MAWR BANK CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2434506
(State of other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania	19010
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (610) 525-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($1 par value)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes  ☒  No  ☐

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $152,023,000 on February 28, 2003.

As of February 28, 2003, 4,342,074 shares of common stock were outstanding.

Documents Incorporated by Reference: Parts I, II and IV – Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2002, as indicated, Parts I and III – Definitive Proxy Statement of Registrant filed with the Commission pursuant to Regulation 14A.

        *Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405 and does not admit that it controls the shares of Registrant’s voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on pages 53 through 57. There are 181 pages in this report.

FORM 10-K

BRYN MAWR BANK CORPORATION

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF FEBRUARY 28,2003.

PART I

ITEM 1. BUSINESS

GENERAL

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends loss. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitations:

•      the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•      changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•      governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•      changes in accounting requirements or interpretations;

•      the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•      the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•      any extraordinary events (such as the September 11, 2001 events and the U.S. Government’s response to those events);

•      the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•      the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•      the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•      the Corporation’s ability to originate and sell residential mortgage loans during a decreasing or low interest rate environment;

•      the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; and

•      the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

BRYN MAWR BANK CORPORATION

The Corporation, hereinafter sometimes referred to as the Registrant, was incorporated under the laws of the Commonwealth of Pennsylvania on August 8, 1986. The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Act”). On January 2, 1987, under a Plan of Reorganization, the Corporation acquired all of the issued and outstanding shares of The Bryn Mawr Trust Company (the “Bank”), through an exchange of three shares of the Corporation stock for each share of Bank stock issued.

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

INSURANCE COUNSELLORS OF BRYN MAWR, INC.

Insurance Counsellors of Bryn Mawr, Inc. (“Insurance Counsellors”) was incorporated on December 30, 1997 as a wholly owned subsidiary of the Bank.

Insurance Counsellors began operations on February 1, 1998. The staff of Insurance Counsellors sells insurance products, including all facets of casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

BRYN MAWR BROKERAGE CO., INC.

Bryn Mawr Brokerage Co., Inc. (“BM Brokerage”) was incorporated on October 26, 1998 as a wholly owned subsidiary of the Corporation. BM Brokerage began operating in January 1999. Beginning in January 2003, BM Brokerage was made an inactive subsidiary. In the future, the Bank will offer an array of brokerage related services to the Corporation’s affiliates’ customers, including trading of shares, annuities and mutual funds through a networking agreement with UVEST Financial Services, Inc, a broker-dealer headquartered in Charlotte, North Carolina.

JOSEPH W. ROSKOS & CO., INC.

Joseph W. Roskos & Co., Inc. (“JWR&Co”) was acquired as of January 1, 1999 as a wholly owned subsidiary of the Corporation. JWR&Co offers high quality personalized family business office services to high net worth individuals, including accounting, tax preparation services, consulting and fiduciary support services.

BRYN MAWR FINANCE, INC.

Bryn Mawr Finance is a wholly owned subsidiary of JWR&Co. Bryn Mawr Finance provides the Corporation and its subsidiaries alternative financing opportunities.

BMT SETTLEMENT SERVICES, INC.

BMT Settlement Services, Inc. (“BMT Settlement”) began operation in February 2002. BMT Settlement is a limited partner in a limited partnership with Commonwealth Land Transfer Company, to provide title search and abstract services to Bank customers (the “Limited Partnership”). Under the terms of the Limited Partnership agreement, BMT Settlement receives seventy percent of the profits of the Limited Partnership, after expenses. During 2002, the services of the Limited Partnership were used by mortgage borrowers using the services of BMT Mortgage Company, a division of the Bank, as well as commercial and consumer loan borrowers of the Bank.

SUMMARY

The Corporation will, through its subsidiaries, especially the Bank, seek to market its services by providing superior banking services. This includes deposits, lending and wealth management services, as well as other financial services. These other services include insurance sales and services through Insurance Counsellors; brokerage related services through the Bank, family business office services through JWR&Co and title abstract services through BMT Settlement’s affiliation with the Limited Partnership. The primary market for these services is in Montgomery, Delaware and Chester counties of Pennsylvania. The sale of these products and the offering of the services assist in successfully addressing the other challenges in the ever-changing competitive financial services market.

WEBSITE DISCLOSURES

The Corporation makes available, free of charge through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonable practical after the reports are electronically filed with the Securities and Exchange Commission. These reports can be obtained by logging onto the Corporation’s website at www.bmtc.com and clicking on Bryn Mawr Bank Corporation’s SEC Filings.

OPERATIONS

BRYN MAWR BANK CORPORATION

The Corporation had no active staff as of December 31, 2002 and conducted no activities other than those activities through its subsidiaries, the Bank, Insurance Counsellors, BM Brokerage, JWR&Co, and JWR&Co’s subsidiary BMF.

A complete list of directors and executive officers of the Corporation and the Bank, as of February 28, 2003 is incorporated by reference to page 11 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

THE BRYN MAWR TRUST COMPANY

The Bank is engaged in general, commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of wealth management services including estate administration, investment advisory services, pension and profit sharing administration and personal financial planning, including tax preparation. As of December 31, 2002, the market value of assets administered by the Bank’s Wealth Management Division was $1,551,000,000.

During 2002 residential mortgage interest rates remained low, making residential mortgage refinancing more attractive to borrowers, compared to similar activity in 2000 and 2001. The Bank originated and sold $555,615,000 in residential mortgages to the secondary market in 2002 compared to $327,296,000 originated and sold in 2001. Net gains and loan fee income on such transactions amounted to $9,647,000 in 2002 compared to $5,218,000 in 2001. During 2000, the Bank originated and sold $71,737,000 in residential mortgage loans, generating $1,232,000 in related net gains and loan fee income. As of March 1, 2003, the Bank had no commissioned mortgage originators, however, an incentive plan is in place to properly incent the managers and staff of this operation to produce revenues.

In April 2002 the Bank entered into a long term lease for property located in Newtown Township, Delaware County, Pennsylvania, to build a new full-service branch. It is anticipated that this branch will commence business during the fourth quarter of 2003.

At December 31, 2002, the Bank had 216 full time and 39 part time employees, including 120 officers, equaling 235.5 full time equivalent staff.

INSURANCE COUNSELLORS OF BRYN MAWR, INC.

Insurance Counsellors is a full-service insurance agency, which enables the Bank to offer insurance related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

Insurance Counsellors employs 4 licensed insurance agents and a support staff of 1 full time person, who have significant expertise in the design, sale and service of insurance products. During the first quarter of 2001, Insurance Counsellors entered into a joint marketing agreement with a local insurance agency. This joint marketing agreement was mutually terminated in the fourth quarter of 2002. Insurance Counsellors subsequently entered into an affiliation with another agency located in Insurance Counsellors’s market area. As a result of this affiliation, Insurance Counsellors is able to offer products from additional major insurance companies for property and casualty coverage. Through an affiliation with both a local benefits and life insurance agency, Insurance Counsellors is able to offer more than thirty life and health companies for specialized insurance needs. Insurance Counsellors generated $359,000 of revenue during 2002.

BRYN MAWR BROKERAGE CO., INC.

Effective January 2003, BM Brokerage was made an inactive subsidiary. Subsequent to January 2003, the Bank will offer securities products, including mutual funds, annuities, individual stocks and bonds and retirement plans through the Bank’s branch system. The Bank has entered into an agreement with UVEST Financial Services, Inc., a broker-dealer headquartered in Charlotte, North Carolina to provide the necessary back office support. BM Brokerage staff of 2 full-time employees was transferred to the Bank in January 2003. BM Brokerage generated $193,000 of revenue during 2002.

JOSEPH W. ROSKOS & CO. INC.

JWR&Co provides family business office services to high net worth individuals. Thus, JWR&Co offers to the clients of all the Bryn Mawr companies access to high quality personalized financial services such as accounting, tax preparation services, consulting and fiduciary support services to our customers. As of December 31, 2002 JWR&Co had 21 full-time employees, 1 part-time employee and generated $2,229,000 of revenue during 2002, which was a 13% decrease in revenues earned in 2001. A test to determine the value of the balance of goodwill related to the JWR&Co acquisition resulted in an impairment and reduction of $400,000 in the goodwill which was taken as a charge against the Corporation’s earnings in the fourth quarter of 2002. The impairment was primarily due to due a decline in revenues in 2002, compared to previous years. Corporation management is taking steps to enhance future revenue streams and reduce expenses in future periods, and has made a change in JWR&Co management. Corporation management will continue to test the balance of goodwill for future impairment annually or more often, if necessary. Should additional impairment of the balance of goodwill occur, it will be written down against the then current earnings of the Corporation.

BMT SETTLEMENT SERVICES, INC.

BMT Settlement’s primary market area is located in southeastern Pennsylvania. BMT Settlement is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. BMT Settlement is a limited partner in the Limited Partnership with Commonwealth Land Transfer Company. During 2002, BMT Settlement earned $351,000 in fees. BMT Settlement had no employees as of December 31, 2002.

SOURCES OF THE CORPORATION’S REVENUE

The following table shows, for a five-year period, the percentage of consolidated revenues by major source generated by the Corporation’s subsidiaries from the activities indicated below.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Commercial Loans	14%	21%	23%	19%	18%
Mortgage and Construction Loans	26	18	17	16	16
Consumer Loans	7	12	16	18	21
Home Equity/Line of Credit	4	4	4	2	2
Securities	2	3	3	4	5
Federal Funds Sold	—	1	1	1	2

Total Interest Income	53	59	64	60	64
Wealth Management Services	16	17	18	21	23
Net gain on sale of loans	17	10	2	2	2
Other Income *	14	14	16	17	11

Total Revenues *	100%	100%	100%	100%	100%

* Revenues were generated by the Bank, JWR&Co, BMT Settlement, Insurance Counsellors and BM Brokerage in 2002. Revenues were generated by the Bank, JWR&Co, Insurance Counsellors, Bryn Mawr Asset Management, Inc. (“BMAM”), Bryn Mawr Advisors, Inc. (“BMA”) and BM Brokerage in 2001, 2000 and 1999 and by the Bank, BMA, and Insurance Counsellors in 1998. The 2002 total revenues generated by JWR&Co, BMT Settlement, Insurance Counsellors and BM Brokerage were 4%,.6%,.6% and .3%, respectively. The 2001 total revenues generated by JWR&Co, BMAM, Insurance Counsellors and BM Brokerage were 5%, .2%, .5% and .4%, respectively. Of the Corporation’s total revenues generated in 2000, JWR&Co, BMAM, BMA, Insurance Counsellors and BM Brokerage, respectively produced 5%, 1.8%, 1.8%, .5%, and .2% thereof. The 1999 total revenues generated by JWR&Co, BMAM, BMA, Insurance Counsellors and BM Brokerage were 4%, 2%, 1.5%, 1%, and .4%, respectively. Respective revenues generated by BMA and Insurance Counsellors aggregated 1.7% and .5% of the Corporation’s total revenues in 1998.

STATISTICAL INFORMATION

The statistical information required in this Item I is incorporated by reference to the information appearing in Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, as follows:

	Disclosure Required by Industry Guide 3	Reference to the Corporation’s 2002 Annual Report (Financial Section)

I.	Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential

A.	Average balance sheets, interest- income and expense; average rates earned/paid	Analyses of Interest Rates and Interest Differential (page 21)

B.	Rate/Volume Differentials	Rate/Volume Analyses (page 22)

C.	Non-Accrual Policy	Loan Portfolio and Non- performing Asset Analysis (page 27)

D.	Interest Rate Sensitivity Analysis	Interest Rate Sensitivity Analysis (page 31)

II.	Investment Portfolio

A.	Book Values	Notes to Consolidated Financial statements, Note 3 (pages 41 and 42)

B.	Maturities	Notes to Consolidated Financial Statements, Note 3 (pages 41 and 42)

	Disclosure Required by Industry Guide 3	Reference to the Corporation’s 2002 Annual Report (Financial Section)

III.	Loan Portfolio

A.	Types of Loans	Loan Portfolio (page 26)

B.	Maturities and Sensitivity to changes in Interest Rates	Loan Portfolio–Maturity Distribution (page 26) Interest Rate Sensitivity Analysis (page 31)

C.	Non-Performing Assets	Nonperforming Assets (page 30)

IV.	Summary of Loan Loss Experience

A.	Analysis of Loss Experience	Allowance for Loan Losses (page 23)

B.	Allocation of Allowance for Loan Losses	Allocation of the Allowance for Loan Losses (page 23)

V.	Deposits

A.	Average Deposits	Average Daily Balances of Deposits (Page 28)

B.	Maturity tables and outstanding balances, deposits $100,000 or more	Maturity of Certificates of Deposit of $100,000 or Greater (page 29)

VI.	Return on Equity and Assets	Selected Financial Data (page 14)

Financial Information About Segments

The financial information concerning the Corporation’s business segments is incorporated by reference to pages 17 through 20 of the Corporation’s Annual Report to the shareholders for the year ended December 31, 2002 and Note 20, page 51, Segment Information, to the financial statements accompanying that Annual Report.

COMPETITION

The Corporation’s principal purpose is to hold the stock of the Bank and the Corporation’s other subsidiaries. Therefore, there is presently neither a market area nor competition for the Corporation since it does not conduct competitive business activity other than through its subsidiaries.

The Bank’s market area is primarily located in portions of Delaware, Montgomery and Chester Counties in southeastern Pennsylvania. The greatest concentration of activity is within a limited radius of Bryn Mawr, Pennsylvania, the site of the Bank’s main banking office. The Bank has six full service branch offices located in Bryn Mawr, Havertown, Wayne, Wynnewood, Paoli, and West Conshohocken, Pennsylvania. In addition, there are seven limited service facilities located in life care communities in Waverly Heights, Martins Run, the Quadrangle, Beaumont at Bryn Mawr, Bellingham, White Horse Village and Rosemont Presbyterian Village. The Bank has plans to open its seventh full service branch in Newtown Township, Delaware County, Pennsylvania in the fourth quarter of 2003. All facilities are located in Montgomery, Chester or Delaware Counties.

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

Insurance Counsellors’ market area is primarily located in southeastern Pennsylvania, New Jersey and Delaware, although they are able to market and sell insurance products and services anywhere in the United States. Insurance Counsellors is housed in the main office building of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, Pennsylvania. Insurance Counsellors’ primary competition is from insurance agencies and insurance agents.

JWR&Co’s primary function is a family business office. Its market area is Pennsylvania and targets individuals and families with substantial assets. JWR&Co occupies the first floor of Number 6 Bryn Mawr Avenue, Bryn Mawr, Pennsylvania. JWR&Co’s primary competition is the wealth management departments of various banks in the area.

BMT Settlement’s primary market area is in southeastern Pennsylvania. BMT Settlement is housed in the main office of the Bank. The general partner in the Limited Partnership, Commonwealth Land Transfer Company, which provides the title, search and abstract services, is located in Wayne, PA. The Limited Partnership’s main competition is other title abstract companies. Commonwealth Land Transfer Company offers its services to residential and commercial real estate borrowers.

SUPERVISION AND REGULATION

Bank holding companies, such as the Corporation, and its subsidiaries, including the Bank, are subject to extensive regulation under both federal and state law. To the extent that the following information describes statutory provisions and regulations, which apply to the Corporation and its subsidiaries, it is qualified in its entirety by reference to those statutory provisions and regulations.

Regulation of the Corporation

The Bank Holding Company Act

The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the “Act”). The Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. The Corporation and its non-bank subsidiaries are subject to the supervision of the Federal Reserve Board and the Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations which implement the Act. The Federal Reserve Board also conducts inspections of the Corporation and each of its non-banking subsidiaries.

The Act prohibits the Federal Reserve Board from approving a bank holding company’s application to acquire a bank or bank holding company located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. Pennsylvania law permits bank holding companies located in any state to acquire Pennsylvania banks and bank holding companies, provided that the home state of the acquiring company has enacted “reciprocal” legislation. In this context, reciprocal legislation is generally defined as legislation that expressly authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in another state on terms and conditions substantially no more restrictive than those applicable to such an acquisition in Pennsylvania by a bank holding company located in the other state.

The Act requires each bank holding company to obtain prior approval by the Federal Reserve Board before it may acquire (i) direct or indirect ownership or control of more than 5% of the voting shares of any company, including another bank holding company or a bank, unless it already owns a majority of such voting shares, or (ii) all, or substantially all, of the assets of any company. The Act provides that the Federal Reserve Board shall not approve any acquisition by a bank holding company of more than 5% of the voting shares or substantially all of the assets of a bank located outside of the state in which the operation of the holding company’s bank subsidiaries are principally conducted, unless such acquisition is specifically authorized by a statute of the state in which the bank whose shares are to be acquired is located.

The Act also prohibits a bank holding company from engaging in, or from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or to managing or controlling banks as to be appropriate. The Federal Reserve Board has by regulation determined that certain activities are so closely related to banking or to managing or controlling banks, so as to permit bank holding companies, such as the Corporation, and its subsidiaries formed for such purposes, to engage in such activities, subject to obtaining the Federal Reserve Board’s approval in certain cases.

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

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources, including capital funds during periods of financial stress, to support each such bank. Although this “source of strength” policy has been challenged in litigation, the Federal Reserve Board continues to take the position that it has the authority to enforce it. Consistent with its “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the company’s capital needs, asset quality and overall financial condition.

Financial Institutions Reform, Recovery and Enforcement Act

Following enactment by the United States Congress, on August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) became law. Although the more significant provisions of FIRREA relate to promoting the economic viability of thrift institutions through more stringent capital requirements and changes to the regulatory structure of such institutions, FIRREA also contains provisions that directly affect banks and bank holding companies, such as the Corporation. First, FIRREA abolished the Federal Savings and Loan Insurance Corporation and required the Federal Deposit Insurance Corporation (the “FDIC”) to establish two separate funds, the Bank Insurance Fund (“BIF”) to insure banks and the Savings Association Insurance Fund (“SAIF”) to insure savings and loan associations. Second, FIRREA amended the Act to permit bank holding companies to acquire thrift institutions. Prior to FIRREA, bank holding companies were permitted to acquire only failing thrift institutions. FIRREA also abolished the restrictions on tandem operations of acquired thrift institutions and the in-state preference for acquisitions of failing thrifts. Finally, FIRREA enhanced the authority of the regulatory authorities over financial institutions, including banks and bank holding companies, to regulate more effectively with the entire structure of a bank holding company.

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

Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) is legislation designed to reform and provide funding for the deposit insurance system by, among other things, requiring early intervention and closure of troubled institutions by the regulatory authorities and the resolution of failed institutions on the least-cost basis.

The FDICIA substantially alters the deposit insurance assessment process. The requirement that the FDIC provide at least sixty (60) days notice before requiring changes to the semiannual insurance assessment has been removed and the FDIC has the ability to change deposit insurance assessment rates much more rapidly than in the past. FDICIA grants the FDIC the authority to impose special “emergency” assessments on member banks at any time if necessary to pay interest or principal on borrowings or for other appropriate purposes. FDICIA also requires the FDIC to establish a risk-based assessment system for the deposit insurance funds. In addition, FDICIA establishes capital categories, such as, “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. Under the guidelines currently issued by the regulators, the Bank is currently considered “well-

capitalized”.

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

Pennsylvania Anti-Takeover Legislation

The Corporation is also subject to the Pennsylvania Business Corporation Law of 1988, as amended and the general business and other laws of the Commonwealth of Pennsylvania regulating corporations.

The Pennsylvania Legislature passed the Pennsylvania Anti-Takeover Law Act 36 of the 1990 Pennsylvania Legislature (“Act 36”) on April 27, 1990 which adds additional provisions to and amends the law of Pennsylvania concerning business corporations (the “Corporation Law”). Specifically, Act 36 (i) modifies and limits the fiduciary obligations of a corporation’s directors, withholds voting rights from control shares of corporation stock until consent of the Corporation’s independent shareholders is obtained at a shareholders meeting, prevents “green mail” by providing for disgorgement of certain profits by a control person or group within eighteen (18) months after an attempt to acquire control of a corporation. Act 36 also provides for severance compensation for certain terminated employees following control share acquisitions, and regulates the effect of certain business combinations on labor contracts.

Act 36, which is the Legislature’s response to the large volume of hostile takeovers over recent years, contains provisions which permitted a corporation’s board of directors to “opt-out” of certain provisions of the Act by explicitly amending the corporation’s by-laws on or before July 26, 1990. On July 20, 1990, the Corporation’s Board amended the Corporation’s by-laws to explicitly opt-out of the provisions of Act 36 which modify and limit a director’s fiduciary duty to the Corporation, withhold voting rights from “control shares” of the Corporation stock, and provide for disgorgement of certain profits on certain shares of the Corporation stock by a control person or group within eighteen months after an attempt to acquire the Corporation’s stock. Because the Corporation’s Board of Directors opted out of the provisions of Act 36 concerning fiduciary duty, control share acquisitions, and disgorgement of profits, the severance compensation and labor contract provisions of Act 36 are inapplicable to the Corporation.

The Corporation’s Board opted-out of those provisions of the Act by amending the Corporation’s by-laws because it believed that those provisions of the Act were not in the best economic interests of the Corporation’s shareholders. In addition, the Board believed that, without those provisions of Act 36, the Board has sufficient flexibility under the applicable law to protect the interest of the shareholders. As outlined in the Corporation’s definitive proxy statement for the 1992 shareholders’ meeting, the Board of Directors recommended that the Corporation’s shareholders ratify and approve the amendment to the Corporation’s by-laws opting out of Act 36.

Regulation of the Bank

The Corporation’s Pennsylvania state chartered Bank, The Bryn Mawr Trust Company, is regulated and supervised by the Pennsylvania Department of Banking (the “Department of Banking”) and subject to regulation by The Federal Reserve Board and the FDIC. The PA Department of Banking and the Federal Reserve Board regularly examine the Bank’s reserves, loans, investments, management practices and other aspects of its operations and the Bank must furnish periodic reports to these agencies. The Bank is a member of the Federal Reserve System.

Federal Reserve Board and Department of Banking Regulations

The Bank’s operations are subject to certain requirements and restrictions under federal and state laws, including requirements to maintain reserves against deposits, limitations on the interest rates that may be paid on certain types of deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. These regulations and laws are intended primarily for the protection of the Bank’s depositors and customers rather than holders of the Corporation’s stock.

As a bank incorporated under and subject to Pennsylvania banking laws and insured by the FDIC, the Bank must obtain the prior approval of the Department of Banking and the Federal Reserve Board before establishing a new branch banking office. Depending on the type of bank or financial institution, a merger of banks located in Pennsylvania is subject to the prior approval of one or more of the following: the Department of Banking, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency. An approval of a merger by the appropriate bank regulatory agency would depend upon several factors, including whether the merged institution is a federally insured state bank, a member of the Federal Reserve System, or a national bank. Additionally, any new branch expansion or merger must comply with geographical branching restrictions provided by state law. Beginning in 1990, the Pennsylvania Banking Code permitted Pennsylvania banks to establish branches anywhere in the state.

The Bank is insured by the FDIC, which currently insures the Bank’s deposits to a maximum of $100,000 per depositor. For this protection, each insured bank pays a semiannual statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the Bank or the Corporation.

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

The monetary and fiscal policies of the Federal Reserve Board and the other regulatory agencies have had, and will probably continue to have, an important impact on the operating results of the Bank through their power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The monetary policies of the Federal Reserve Board may have a major effect upon the levels of the Bank’s loans, investments and deposits through the Federal Reserve Board’s open market operations in United States government securities, through its regulation of, among other things, the discount rate on borrowing of depository institutions, and the reserve requirements against depository institution deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

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

Risk Based Capital Guidelines

The Federal Reserve Board has promulgated certain “Risk Based Capital Guidelines” which more narrowly define bank capital, as it relates to assets, than do prior regulatory guidelines. Under the new guidelines, various types of Corporation assets are assigned risk categories and weighted based on their relative risk. In addition, certain off balance sheet items are translated into balance sheet equivalents and also weighted according to their potential risk. The sum of both of these asset categories, referred to as Total Risk Weighted Assets, is then compared to the Corporation’s total capital, providing a Tier I Capital Ratio, under the guidelines. A Tier II capital ratio is also computed for the Corporation, adding an allowable portion of the loan loss reserve to capital. Both the Tier I and Tier II ratios of the Corporation are in excess of those minimum capital ratios required. The focus of the guidelines is to measure the Corporation’s capital risk. The guidelines do not explicitly take into account other risks, such as interest rate changes or liquidity.

The Bank in its normal business originates off-balance sheet items, such as outstanding loan commitments and standby letters of credit. The Bank makes loan commitments to borrowers to assure the borrower of financing by the Bank for a specified period of time and/or at a specified interest rate. The obligation to the Bank, pursuant to an unfunded loan commitment, is limited by the terms of the commitment letter and other loan documentation issued by the Bank to each borrower. The Bank carefully reviews outstanding loan commitments on a periodic basis. A standby letter of credit is an instrument issued by the Bank, which represents a contingent obligation to make payments with respect to a specific transaction of a customer. The Bank carefully evaluates the creditworthiness of each of its letter of credit customers. The Corporation carefully monitors its risks as measured by the Risk Capital Guidelines and seeks to adhere to the Risk Capital Guidelines.

Financial Services Act

On March 11, 2000 the Financial Services Act of 1999 (the “FSA”), sometimes referred to as the Gramm-Leach-Bliley Act, became effective. The FSA repealed provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The FSA amended the Act to allow new “financial holding companies” (“FHC”) to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends section 4 of the Act in order to provide for a framework for the engagement in new financial activities. Bank holding companies may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity. Bank holding companies may engage in financial activities without prior notice to the Federal Reserve Board if those activities qualify under the new list in section 4(k) of the Act. However, notice must be given to the Federal Reserve Board, within 30 days after the FHC has commenced one or more of the financial activities. The Corporation has not become an FHC.

Under the FSA, a bank subject to various requirements is permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of FHC’s. However, to be able to engage in such activities a bank must continue to be well-capitalized and well-managed and receive at least a “satisfactory” rating in its most recent Community Reinvestment Act examination.

Privacy of Consumer Financial Information

The FSA also contains a provision designed to protect the privacy of each consumer’s financial information in a financial institution. Pursuant to the requirements of the FSA, the financial institution regulators (the “Regulators”) have effective November 13, 2000, promulgated final regulations (the “Regulations”) intended to better protect the privacy of a consumer’s financial information maintained in financial institutions. Compliance with the regulations was optional until July 1, 2001.

The Regulations are designed to prevent financial institutions, such as the Bank, from disclosing a consumer’s nonpublic personal information to third parties that are not affiliated with the financial institution.

However, financial institutions can share a customer’s personal information or information about business and corporations with their affiliated companies. The Regulations also provide that financial institutions can disclose nonpublic personal information to nonaffiliated third parties for marketing purposes but the financial institution must provide a description of its privacy policies to the consumers and give the consumers an opportunity to opt-out of such disclosure and, thus, prevent disclosure by the financial institution of the consumer’s nonpublic personal information to nonaffiliated third parties.

The Regulators, among other things, provide guidance concerning what are “nonpublic personal information”, “consumers”, and “customers”, as well as about the required timing for notices to customers and the means by which customers can exercise their rights to opt-out of disclosure of their personal information.

These privacy Regulations will affect how consumer’s information is transmitted through diversified financial companies and conveyed to outside vendors. Although it is not possible at this time to assess the impact of the privacy Regulations on financial institutions or the Bank, the Bank does not believe the privacy Regulations will have a material adverse impact on its operations in the near term. Nevertheless, the implementation of the privacy Regulations has and will continue to require significant effort by the staff for the Bank and the Corporation.

Consumer Protection Rules – Sale of Insurance Products

In addition, as mandated by the FSA, the Regulators have published consumer protection rules (the “Rules”) which apply to the retail sales practices, solicitation, advertising or offers of insurance products, including annuities, by depository institutions such as banks and their subsidiaries.

In very brief summary the Rules provide, that before the sale of insurance or annuity products can be completed, disclosures must be made that state such insurance products are not deposits or other obligations of or guaranteed by the FDIC or any other agency of the United States, the Bank or its affiliates, and in the case of an insurance product, including an annuity, that involves an investment risk, that there is an investment risk involved with the product, including a possible loss of value.

The Rules also provide that the Bank may not condition an extension of credit on the consumer’s purchase of an insurance product or annuity from the Bank or its affiliates or on the consumer’s agreement not to obtain or a prohibition on the consumer obtaining an insurance product or annuity from an unaffiliated entity.

The Rules also require formal acknowledgement from the consumer that such disclosures have been received. In addition, to the extent practical,

the Bank must keep insurance and annuity sales activities physically separate from the areas where retail sales are routinely accepted from the general public.

Sarbanes-Oxley Act

On July 30, 2002 President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties by publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities law. The changes required by The Sarbanes-Oxley Act and its implementing regulations are intended to allow shareholders to monitor the performance of companies and their directors more easily and effectively.

The Sarbanes-Oxley Act generally applies to all domestic companies, such as the Corporation, that file periodic reports with the Securities and Exchange Commission (sometimes herein the “SEC”) under the Securities Exchange Act of 1934, as amended. Furthermore, the Sarbanes-Oxley Act includes very significant additional disclosure requirements and new corporate governance rules, requires the SEC, the securities exchanges and the NASDAQ stock market to adapt extensive additional disclosures, corporate governance provisions and other related rules as well as mandating that studies of certain significant issues be made by the SEC and the U.S. Comptroller General. Given the extensive number of Sarbanes-Oxley Act rules and regulations to be finalized and implemented, the final scope and impact of its requirements on the corporation and financial services industry have yet to be determined.

The Sarbanes-Oxley Act addresses, among other matters, audit committees; certification of financial statements by the chief executive officer and the chief financial officer; forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension blackout periods; disclosure of off-balance sheet transactions; a prohibition by companies, other than federally insured financial institutions, on personal loans to their directors and officers; expedited filing of reports concerning stock transactions by a company’s directors and executive officers; the formation of a public accounting oversight board; auditor independence; and increased criminal penalties for violation of certain securities laws.

To implement the requirements of The Sarbanes-Oxley Act and its implementing regulations, the Corporation’s management has instituted a series of actions to strengthen and improve the Corporation’s already strong corporate governance practices. Included in those actions was the enhancement of our current systems designed to evaluate and monitor the continued effectiveness of the design and operation of the Corporation’s internal controls and procedures for financial reporting. The Corporation’s system of internal controls and procedures, which are in place, are designed to capture information from all segments of its business.

These series of actions by the Corporation’s management compliments and improves the Corporation’s long-standing committees, particularly the Audit Committees and Risk Management Committees of the Boards of the Corporation and the Bank, and the Corporation’s and Bank’s structures and processes which have consistently provided an invaluable tool for strengthening internal controls, communications and disclosure of necessary information to those who must know and use it.

At the Corporation and the Bank, each key material element of their operation is subject to oversight by a committee to help insure proper internal controls and procedures, administration, risk management and delivery of critical information disclosures to appropriate audit and financial officers, executive management, Board committees and the Boards of directors. The Corporation’s management believes that the addition of these new controls and processes has brought with it a broader and more in depth analysis of the Corporation’s already effective and detailed systems of controls and procedures and corporate governance.

Government Policies and Future Legislation

As the enactment of the FSA and the Sarbanes-Oxley Act confirm, from time to time, various proposals are made in the United States Congress as well as Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banks and financial organizations. Among current proposals of significance to the Corporation or its subsidiaries are the continued liberalization of the restrictions on the acquisitions of out-of-state banks by bank holding companies, the expansion of the powers of banks and thrift institutions, the liberalization of the restrictions upon the activities in which bank holding companies may engage, the imposition of limitations on interest rates and service charges, certain consumer legislation and the requirement to provide certain basic banking services. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of the Corporation or its subsidiaries, especially the Bank.

Recent Regulatory Developments

By the end of 2001, in the wake of the events of September 11, 2001, the banking regulators published for comment or took under consideration new regulations concerning money laundering, as well as other regulations which may effect the Bank.

The Patriot Act of 2001 which was enacted in the wake of the September 11, 2001 attacks, includes provisions designed to combat international money laundering and advance the US government’s war against terrorism. The Patriot Act and the regulations, which implement it, contain many obligations which must be satisfied by financial institutions, including the Bank, which will involve additional expenses for the Bank. The rules and regulations, discussed above, which implement the Sarbanes-Oxley Act could have a significant economic impact on the compliance cost of the Corporation and all publicly traded companies. It is not possible to assess the impact on the Bank of any of the foregoing regulations and proposed regulations.

Impact of Future Legislation and Governmental Policies

As the enactment of the FSA and the Sarbanes-Oxley Act confirm, from time to time, various proposals are made in Congress, in the Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of or place restrictions upon banks and other financial institutions.

As a consequence of the extensive regulations of banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business or curtail the business in which the Bank and its affiliates may engage.

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

ITEM 2. PROPERTIES

The headquarters of the Corporation and the main office of the Bank are located in a three story stone front office building, consisting of approximately 37,000 net usable square feet, located at the main intersection of Bryn Mawr, Pennsylvania, at Lancaster Avenue and Bryn Mawr Avenue. The main office of the Bank has been located in Bryn Mawr since its founding in 1889. The Corporation acquired two additional properties during 1988, that is (i) a property contiguous to the Bank’s main office and (ii) a property at 10 Bryn Mawr Avenue to house the Bank’s Wealth Management Division. The first property which is contiguous to the Bank’s main office, houses an expanded drive-up facility and a meeting room and is subject to a mortgage as outlined in Note 6 to the Corporation’s financial statements, on page 42 of the 2002 Annual Report. The second property became the location of the Bank’s Wealth Management Division in mid-December, 1989. The real property owned by the Corporation and the Bank, other than that contiguous to the Bank’s main office is free and clear of all liens and encumbrances. Below is a schedule of all properties owned or leased by the Corporation or its subsidiaries.

The Bank:

Current Banking Office	Address	Date Acquired or Opened
Main Office and Principal Place of Business (owned)	801 Lancaster Avenue Bryn Mawr, PA 19010	1889

Branch Office/Operations Center (owned)	330 E. Lancaster Avenue Wayne, PA 19087	1985

Branch Office/Admin. Office (owned)	18 W. Eagle Road Havertown, PA 19083	1987

Current Banking Office	Address	Date Acquired or Opened
Branch Office (owned)	312 E. Lancaster Avenue Wynnewood, PA 19096	1979

Branch Office (owned)	N.E. Corner of Lancaster and Greenwood Avenues Paoli, PA 19301	1986

Branch Office (leased) Through July 31, 2004	One Tower Bridge (1) West Conshohocken, Pa 19428	1995

Branch Office (leased) month to month basis	The Quadrangle (2) 3300 Darby Road Haverford, PA 19041-1095	1989

Branch Office (leased) month to month basis	Waverly Heights, Ltd. (2) Life Care Community Gladwyne, PA 19035	1986

Branch Office (leased) month to month basis	Martins Run (2) Life Care Community 11 Martins Run Media, PA 19063	1987

Branch Office (leased) through August 31, 2004	Bellingham (2) 1615 East Boot Road West Chester, PA 19380	1991

Branch Office (leased) through April 30, 2003	Beaumont at Bryn Mawr (2) Retirement Community Bryn Mawr, PA 19010	1995

Office Space (leased) through March 1, 2028	2&6 Bryn Mawr Avenue (5) Bryn Mawr, Pa. 19010	1999

Branch Office (leased) through March 1, 2005	White Horse Village (2) 535 Gradyville Road Newtown Square, PA.	2000

Branch Office (leased) Through January 31, 2007	Rosemont Presbyterian Village (2) 404 Cheswick Place Rosemont, PA 19010-1251	2002

Current Banking Office	Address	Date Acquired or Opened

Construction in Process Leased through April 1, 2012	3601 West Chester Pike (7) Newtown Township, Delaware County, PA 19073	2002

Office Space (leased) Through August 31, 2004	2011 Renaissance Blvd.(6) Suite 200 King of Prussia, PA 19406	1999

The Corporation:

Other Facilities	Address	Date Acquired or Opened

Walk-in Lobby, Drive-up Windows, Meeting Room (owned)	813 Bryn Mawr Avenue (3) Bryn Mawr, PA 19010	1988

Office Building (owned)	10 Bryn Mawr Avenue (4) Bryn Mawr, PA 19010	1988

(1)	This branch is on the lobby level of an office building and has been established to primarily meet the needs of the occupants of the office building and the surrounding community. There is an automatic teller machine located within the facility. The lease is for 705 square feet and expires on July 31, 2004.

(2)	This branch office has been established primarily to meet the needs of the residents of the Life Care Community in which it is located.

(3)	This property is contiguous to the Bank’s main office, originally housed a gas station, which was demolished. This property houses a walk-in lobby, expanded drive-up facility and a meeting room, and was put in service in August, 1990.

(4)	This property became the new location of the Bank’s Wealth Management Division, in mid-December, 1989. The Corporation leased the property to the prior owners on a month-to-month basis through June, 1989.

(5)	This lease is for 24,800 square feet of office space to house the support staff which was formerly located in the Bank’s main office at 801 Lancaster Avenue. The support areas currently located at this location are Audit, Human Resources, Marketing, Loan Operations and Comptrollers.

(6)	This lease is for 7,527 square feet of space, located in King of Prussia, that previously housed the employees of JWR&Co. It is presently vacant and the Bank intends to sublet the property for the remainder of the term of the lease. The term of the lease is for 66 months (5 years and six months) which commenced February 1999.

(7)	The lease is for a parcel of real property on which the Bank has agreed to construct a full service bank branch office consisting of a building of twenty five hundred square feet or more and no less than two drive through lanes. The lease provides the Bank the option of renewing the lease, after the initial ten year period, for an additional nineteen years, in three years in five year increments and one four year increment.

ITEM 3. LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, which is required to be disclosed pursuant to the instructions contained in the form for this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK

AND RELATED STOCKHOLDER MATTERS

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Price Range of Shares” on page 2 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial Data” on page 14 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The information required by this Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis” on pages 15 to 33 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The financial information required by this item 7A is incorporated by reference to page 28, Off-Balance Sheet Commitments, page 30, Asset and Liability Management, Interest Rate Sensitivity; page 31, the Table of Interest Rate Sensitivity as of December 31, 2002, and page 32, Liquidity in the Corporation’s Annual Report to the shareholders for the year ended December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the auditor’s report thereon and supplementary data required by this Item 8 are incorporated by reference on pages 34 to 52 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

There were no matters, which are required to be disclosed in this Item 9 pursuant to the instructions contained in the form for this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Corporation is incorporated by reference on pages 3 through 9 of the definitive proxy statement of the Corporation filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Executive Officers of the Corporation and the Bank. Below is certain information with respect to the executive officers of the Corporation and Bank as of February 28, 2003:

NAME	AGE AS OF FEBRUARY 28, 2003	OFFICE WITH THE CORPORATION AND/OR BANK
Frederick C. Peters II	53	President and Chief Executive Officer and Chairman of Corporation and Bank
Joseph W. Rebl	58	Treasurer of Corporation and Executive Vice President, Treasurer & Chief Financial Officer of Bank
Robert J. Ricciardi	54	Secretary of Corporation and Executive Vice President and Secretary of the Bank, Chief Credit Policy Officer

NAME	AGE AS OF FEBRUARY 28, 2003	OFFICE WITH THE CORPORATION AND/OR BANK
Joseph G. Keefer	44	Executive Vice President of Bank—Chief Lending Officer
Alison E. Gers	45	Executive Vice President of Bank—Administration and Operations
John G. Roman	50	Executive Vice President— Bank—Wealth Management Division

Mr. Peters was elected President and Chief Executive Officer and a Director of the Corporation and the Bank on January 22, 2001. Mr. Peters was elected the Chairman of the Board of both the Bank and Corporation, effective August 5, 2002. Prior to that, Mr. Peters was founder, President and Chief Executive Officer of the 1st Main Line Bank, a division of National Penn Bank, from May 1995 to January 2001. From 1985 to 1995, Mr. Peters was the founding President and Chief Executive Officer of National Bank of the Main Line. Prior to 1985, Mr. Peters was employed by Industrial Valley Bank as a Regional Vice President in a lending capacity.

Mr. Rebl was employed by the Bank and elected its Comptroller in 1981. He was elected Vice President and Comptroller in 1983 and Senior Vice President in 1987. Upon the formation of the Corporation in 1986, Mr. Rebl was elected Treasurer of the Corporation. In 1992, Mr. Rebl was designated the Bank’s Senior Vice President-Finance. In 1994, Mr. Rebl was designated Treasurer of the Bank. In 1999, Mr. Rebl was designated Chief Financial

Officer of the Bank. In February 2001, Mr. Rebl was designated an Executive Vice President of the Bank.

Mr. Ricciardi was employed by the Bank in 1971 and elected an Assistant Treasurer in 1973. Mr. Ricciardi was elected an Assistant Vice President of the Bank in 1976 and a Vice President in 1981. In 1989, Mr. Ricciardi was elected Senior Vice President of Real Estate Lending. In November, 1993, he was elected Executive Vice President and assumed responsibility for the Bank’s Community Banking Division. In November 1997, Mr. Ricciardi was named the Bank’s Chief Credit Policy Officer and relinquished responsibility for the Community Banking Division. In January 2001, Mr. Ricciardi was named Secretary of the Corporation and the Bank.

Mr. Keefer was employed by the Bank as Vice President in March 1991. He was promoted to Senior Vice President-Commercial Lending in July 1994 and was made the Bank’s Chief Lending Officer in December 1997. In February 2001, Mr. Keefer was designated an Executive Vice President of the Bank. Prior to his employment by the Bank, Mr. Keefer was employed by First Pennsylvania Bank, NA from June 1980 until March 1991, where he was a Vice President in the commercial lending division.

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

Mr. Roman was employed by the Bank in September 2001, as Senior Vice President of the Wealth Management Division of the Bank. In February 2002, Mr. Roman was designated Executive Vice President of the Wealth Management Division of the Bank. Prior to that, Mr. Roman was President of Merrill Lynch Trust of New Jersey from June 1997 to July 2001.

None of the above executive officers has any family relationship with any other executive officer or with any director of the Corporation or Bank.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to pages 10 through 21 of the definitive proxy statement of the Corporation, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth the information required to be disclosed for the Corporation’s Equity Compensation Plan.

Equity Compensation Table

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	255,617	$27.03	76,339
Equity compensation plans not approved by security holders	—	—	—

Total	255,617	$27.03	76,339

The Corporation has agreed to pay and its outside independent directors have agreed to accept payment of their annual $10,000 retainer compensation in the form of Corporation common stock, payable in April of each year at the market value of the stock on the day prior to day of payment. If all of the Corporation’s outside independent directors, including the directors elected at the annual meeting in April 2003, continue this compensation arrangement, for their 2003-2004 terms as directors, it is estimated, based on the per share $35.99 market price of the stock on February 28, 2003, that such directors, as a group, will receive an aggregate of 1,945 shares of the Corporation’s common stock as retainer compensation.

Additional information required by this Item 12 is incorporated by reference to page 2, and pages 8 and 9 of the Corporation’s definitive proxy statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or transactions required to be disclosed in this Item 13 pursuant to the instructions contained in the form for this report, as discussed on page 17 of the Corporation’s definitive proxy statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, Joseph W. Rebl, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

As of the date of this report, there have not been any significant changes in the Corporation’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this report.

EXHIBIT TABLE

3 – Articles of Incorporation and By-Laws

(A)(i) Articles of Incorporation, effective August 8, 1986, are incorporated by reference to Form S-4 of the Registrant, No. 33-9001.

(ii) Amendment to the Articles of Incorporation, effective April 23, 1998.

(iii) Articles of Merger / Consolidation, effective April 1, 1999.

(B) By-Laws of the Registrant, as amended and restated January 20, 2000.

4 – Instruments defining the rights of security holders

Articles of Incorporation and By-Laws: See Item 3(A) & (B) above.

10 – Material Contracts

(A)	Mortgage dated May 18, 1988 between John A. Sparta and Helen M. Sparta of the one part and Bryn Mawr Bank Corporation of the other part, is incorporated by reference to the Corporation’s 10-K, filed with the Securities and Exchange Commissions on March 28, 1990.

(B)

The Bryn Mawr Bank Corporation Amended and Restated 1986 Stock Option and Stock Appreciation Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated march 14, 1994 and filed with the Commission as Appendix A to the proxy Statement on March 15, 1994.

(C)	License Agreement dated December 30, 1994, between Bryn Mawr Bank Corporation and FIserv Cir, Inc. is incorporated by reference to the Corporation’s 10-K, filed with the Securities and Exchange Commission on March 31, 1995.

(D)	The Bryn Mawr Bank Corporation Non-Employee Directors Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 10, 1995 and filed with the Commission as Appendix A to the Proxy Statement on March 10, 1995.

(E)	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 2, 1998 and filed with the Securities and Exchange Commission as Exhibit A to the Proxy Statement.

(F)	Agreement dated May 2, 1997, between The Bryn Mawr Trust Company and Marshall and Isley Corporation, to provide data processing services to the Bank’s Investment Management and Trust Division is incorporated by reference to the Corporation’s 10-K filed with the Securities and Exchange Commission on March 30, 1998.

(G)	Agreement dated January 1, 1999 between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services Group, Inc., to provide brokerage support services to BM Brokerage is incorporated by reference to the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

(H)

Lease dated March 1, 1999 between The Bryn Mawr Trust Company and Anthony J. Marcozzi and The Real Viking, Inc. for the property and the buildings known as 2 and 6 Bryn Mawr Avenue. The term of this lease is for an initial period of twenty-nine years with the option to extend for one-ten year period with the same terms and conditions as the initial lease. The lease is hereby incorporated by reference to the Corporation’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000

(I)	Employment Agreement dated January 11, 2001 between Bryn Mawr Bank Corporation and Frederick C. Peters II is incorporated by reference to the Corporation’s From 10-K, filed with the Securities and Exchange Commission on March 30, 2001.

(J)	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 8, 2001 and filed with the Securities and Exchange Commission on March 8, 2001 as Appendix B to the Proxy Statement.

(K)	Addendum, dated August 15, 2001, to the License agreement between Bryn Mawr Bank Corporation and Fiserv Solutions, Inc. dated December 30, 1994 is incorporated by reference to the Corporation’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2002.

(L)	Agreement dated January 1, 2002 between The Bryn Mawr Trust Company and Robert L. Stevens, past Chief Executive Officer, to provide consulting services to the Bank through August 4, 2007 is hereby incorporated by reference to the Corporation’s Form 10-Q for the first quarter of 2002, filed with the Securities and Exchange Commission on May 14, 2002.

(M)	Lease dated April 1, 2002 between The Bryn Mawr Trust Company and Radnor Chase Cronies for the property and improvements at 3601 West Chester Pike, Newtown Township, Delaware County, Pennsylvania, which is attached hereto as Exhibit 10(M).

(N)

Amendment dated August 8, 2002 to the Agreement between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services, Group, Inc. dated January 1, 1999 and incorporated by reference to the Corporation’s Form

10-K filed with the Securities and Exchange Commission on March 30,1999, to include The Bryn Mawr Trust Company as Subscriber to the original contract is attached hereto as Exhibit 10(N).

(O)	Summary of Directors’ Retainer Fee Equity Compensation Arrangement is attached thereto as Exhibit 10(O).

13 – Annual Report to Security Holders

The Registrant’s 2002 Annual Report to Shareholders is attached herewith as Exhibit 13.

21 – Subsidiaries of the Registrant

Name	State of Incorporation
The Bryn Mawr Trust Company	Pennsylvania
Bryn Mawr Financial Services, Inc.	Pennsylvania
Bryn Mawr Advisors, Inc.	Pennsylvania
Insurance Counsellors of Bryn Mawr, Inc.	Pennsylvania
Bryn Mawr Brokerage Co., Inc.	Pennsylvania
Joseph W. Roskos Co., Inc.	Pennsylvania
Bryn Mawr Asset Management, Inc.	Pennsylvania
BMT Settlement Services, Inc.	Pennsylvania
Bryn Mawr Finance, Inc.	Delaware

23 – Consent of Independent Accountants

Consent of Independent Accountants filed herewith as Exhibit 23.

99 – Proxy Statement

(A	)

Registrant’s Proxy Statement for its 2003 Annual Meeting to be held on April 15, 2003, was filed with the Securities and Exchange Commission on March 6, 2003 and is incorporated by reference as Exhibit 99(A).

(B	)	(i	)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

(B	)	(ii	)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The report of Independent Certified Public Accountants as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation and related notes is incorporated by reference to page 52 of the Corporation’s 2002 Annual Report to Shareholders.

Consolidated Financial Statements and related notes are incorporated by reference to the Corporation’s 2002 Annual Report to Shareholders, and may be found on the pages of said Report as indicated in the parenthesis:

Consolidated Balance Sheets, December 31, 2002 and 2001 (page 34)

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000 (page 35)

Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001, and 2000 (page 37)

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000 (page 37)

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 (page 36)

Notes to Financial Statements (pages 38 to 51)

Supplementary Data:

Quarterly Results of Operations are incorporated by reference to the information under the caption “Selected Quarterly Financial Data (Unaudited)”, in Note 18 on page 49 of the Corporation’s Annual Report to Shareholders for the fiscal years ended December 31, 2002 and 2001.

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.

Exhibits:

For information regarding exhibits, including those incorporated by reference, see pages 53 through 57 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ FREDERICK C. PETERS II Frederick C. Peters II	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 21, 2003

/s/ JOSEPH W. REBL Joseph W. Rebl	Treasurer (Principal Financial and Principal Accounting Officer)	March 24, 2003

/s/ WARREN W. DEAKINS Warren W. Deakins	Director	March 20, 2003

/s/ WILLIAM HARRAL, III William Harral, III	Director	March 21, 2003

/s/ WENDELL F. HOLLAND Wendell F. Holland	Director	March 21, 2003

NAME	TITLE	DATE

/s/ FRANCIS J. LETO Francis J. Leto	Director	March 20, 2003

/s/ ROBERT L. STEVENS Robert L. Stevens	Director	March 20, 2003

/s/ PHYLLIS M. SHEA Phyllis M. Shea	Director	March 20, 2003

/s/ B. LOYALL TAYLOR, JR. B. Loyall Taylor, Jr.	Director	March 21, 2003

Nancy J. Vickers	Director	March , 2003

/s/ THOMAS A. WILLIAMS Thomas A. Williams	Director	March 21, 2003

CERTIFICATIONS

I Frederick C. Peters II, Chief Executive Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Bryn Mawr Bank Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact if necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design and operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ FREDERICK C. PETERS, II
Frederick C. Peters, II Chief Executive Officer

Date: March 24, 2003

CERTIFICATIONS

I Joseph W. Rebl, Chief Financial Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Bryn Mawr Bank Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact if necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design and operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal contrails; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH W. REBL
Joseph W. Rebl Chief Financial Officer

Date: March 24, 2003

Commission File No. 0-15261

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

B R Y N    M A W R    B A N K    C O R P O R A T I O N

E X H I B I T S