Form 10-Q
period 2003-03-31
BRYN MAWR BANK CORP
filed 2003-04-30
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2003	Commission File Number 0-15261

Bryn Mawr Bank Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2434506
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania	19010

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     (610) 525-1700

Not Applicable

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

Yes     X                 No

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes     X                 No

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2003
Common Stock, par value $1	4,313,074

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)

Unaudited

	Three Months Ended March 31
	2003	2002**
Interest income:
Interest and fees on loans	$7,011	$6,813
Interest on federal funds sold	25	39
Interest on interest bearing deposits with banks	10	9
Interest and dividends on investment securities:
U.S. Government Agency securities	214	286
Obligations of states and political subdivisions	5	15
Dividend income	12	17

Total interest and dividend income	7,277	7,179
Interest expense	1,096	1,154

Net interest income	6,181	6,025
Loan loss provision	250	250

Net interest income after loan loss provision	5,931	5,775

Non-interest Income
Fees for Trust services	2,325	2,103
Service charges on deposits	479	462
Other service charges, commissions and fees	598	421
Net gain on sale of loans	3,399	1,481
Other operating income	966	1,027

Total non-interest income	7,767	5,494

Non-interest expenses:
Salaries and wages	4,511	3,971
Employee benefits	1,264	1,054
Occupancy and bank premises	518	482
Furniture, fixtures, and equipment	488	462
Amortization of mortgage servicing rights	784	155
Other operating expenses	2,012	1,476

Total non-interest expenses	9,577	7,600

Income before income taxes	4,121	3,669

Applicable income taxes	1,452	1,260
Net Income	$2,669	$2,409

Earnings per common share	$0.61	$0.56
Diluted earnings per common share	$0.61	$0.54
Cash dividends declared per share	$0.20	$0.19

Weighted-average shares outstanding	4,342,963	4,310,348
Dilutive potential common shares	62,547	142,577

Adjusted weighted-average shares	4,405,510	4,452,925

The accompanying notes are an integral part of the consolidated financial statements.

*	Except for share and per share data.
**	Reclassified for comparative purposes.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	March 31, 2003	December 31, 2002	March 31, 2002
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$34,719	$34,284	$27,598
Interest bearing deposits with banks	666	25,517	10,777
Federal funds sold	22,000	6,000	12,000
Investment securities available for sale, at market (amortized cost of $21,394, $21,894 and $21,706 as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively)	21,629	22,242	21,853
Loans:
Consumer	21,135	24,537	29,040
Commercial	170,990	170,114	141,335
Real estate	252,922	244,942	218,991
Loans held for sale, at fair market value	37,631	27,604	13,736

Total loans	482,678	467,197	403,102
Less: Allowance for loan losses	(6,356)	(6,114)	(5,167)
Net deferred loan fees	(544)	(394)	(529)

Net loans	475,778	460,689	397,406

Premises and equipment, net	12,048	12,160	12,222
Accrued interest receivable	2,247	2,118	2,106
Goodwill (net)	2,405	2,405	2,805
Deferred federal income taxes	1,195	863	679
Mortgage servicing rights	3,921	3,956	2,799
Other assets	7,758	7,008	8,239

Total assets	$584,366	$577,242	$498,484

Liabilities
Deposits:
Demand, noninterest-bearing	$156,847	$141,502	$132,692
Savings	259,303	246,249	209,029
Time	95,449	95,869	70,769

Total deposits	511,599	483,620	412,490

Borrowed funds	—	20,000	20,000
Other liabilities	10,169	11,015	8,266

Total liabilities	521,768	514,635	440,756

Shareholders' equity
Common stock, par value $1; authorized 25,000,000 shares; issued 5,544,708, 5,541,108 and 5,350,975 shares as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively and outstanding of 4,310,574, 4,356,474 and 4,293,421 shares as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively	5,545	5,541	5,351
Paid-in capital in excess of par value	11,333	11,243	7,184
Accumulated other comprehensive income net of taxes	(33)	41	97
Retained earnings	65,187	63,389	58,083

	82,032	80,214	70,715
Less: Common stock in treasury at cost—1,234,134, 1,184,634 and 1,057,554 shares as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively	(19,434)	(17,607)	(12,987)

Total shareholders' equity	62,598	62,607	57,728

Total liabilities and shareholders' equity	$584,366	$577,242	$498,484

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

Unaudited

	Three Months Ended March 31
	2003	2002
Operating activities:
Net Income	$2,669	$2,409
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	250	250
Provision for depreciation and amortization	372	363
Loans originated for resale	(191,322)	(97,789)
Proceeds from loans sold	184,806	96,963
Gain on sale of loans	3,399	1,481
Provision for deferred income taxes (benefit)	(228)	(71)
Change in accrued interest receivable	(129)	116
Change in accrued interest payable	188	(308)
Mortgage servicing rights	35	(592)
Other	(1,322)	(2,705)

Net cash (used) provided by operating activities	(1,282)	117

Investing activities:
Purchases of investment securities	(3,131)	(1,587)
Proceeds from maturity and calls of fixed income securities	3,631	5,836
Loan (originations) repayments, net	(12,222)	(2,082)
Loans purchased (dealer loans)	—	(92)
Purchases of premises and equipment	(249)	(100)

Net cash (used) provided by investing activities	(11,971)	1,975

Financing activities:
Net increase (decrease) in demand and savings deposits	28,399	26,304
Net decrease in time deposits	(420)	(4,874)
Dividends paid	(871)	(824)
Repayment of mortgage debt	(513)	(11)
Purchases of treasury stock	(1,827)	(1,515)
Proceeds from issuance of common stock	69	529
Repayment of borrowed funds	(20,000)	—

Net cash provided by financing activities	4,837	19,609

Decrease in cash and cash equivalents	(8,416)	21,701
Cash and cash equivalents at beginning of period	65,801	28,673

Cash and cash equivalents at end of period	$57,385	$50,374

Supplemental cash flow information:
Income taxes paid	$1,625	$66
Interest paid	$908	$1,462

The accompanying notes are an integral part of the consolidated financial statements.

*	Reclassified for comparative purposes.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands) Unaudited

	Three Months Ended March 31
	2003	2002
Net Income	$2,669	$2,409
Other comprehensive income:
Unrealized holding (losses) gains on available-for-sale securities	(113)	(268)
Deferred income tax (benefit) expense on unrealized holding (losses) gains on available for sale securities	39	91

Comprehensive net income	$2,595	$2,232

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 AND 2002

(Unaudited)

1. Unaudited Interim Results:

The consolidated balance sheets of Bryn Mawr Bank Corporation (the “Corporation”) as of March 31, 2003 and 2002, the related consolidated statements of cash flows for the three month periods ended March 31, 2003 and 2002, the related consolidated statements of income for the three month periods ended March 31, 2003 and 2002 and the related consolidated statements of comprehensive income for the three month periods ended March 31, 2003 and 2002 are all unaudited.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation’s 2002 Annual Report incorporated in the 2002 Form 10-K (Exhibit #13).

2. Earnings Per Common Share:

Reference is made to Note #12, Stock Option Plan (the “Plan”), in the Notes to Consolidated Financial Statements in the Corporation’s 2002 Annual Report incorporated in the 2002 Form 10-K (Exhibit #13). Shares under option under the Plan did not have a dilutive impact on net income per share for the three-month period ended March 31, 2003 and had a dilutive impact on net income per share for the three-month period ended March 31, 2002. No options were issued in 2003; therefore no 123 comparison is required.

3. Disclosure of Accounting Policy:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with banks and federal funds sold.

Form 10-Q

4. Adoption of Financial Accounting Standards:

Accounting standards, recently issued as of December 31, 2002, are discussed in Note 2 “Summary of Significant Accounting Policies” in the Corporation’s Annual Report, incorporated in the 2002 Form 10-K (Exhibit #13).

There have been no new additional accounting standards issued by the Financial Accounting Standards Board during the first three months of 2003.

As a result of the implementation of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), issued in September 2001, the amortization of goodwill was discontinued, beginning in 2002. This asset will be tested at least annually for impairment. An impairment analysis will be completed during 2003.

As a part of the acquisition of Joseph W. Roskos & Co. (“JWR&Co.”) in 1999, the Corporation recorded goodwill of $3,300,000. In compliance with SFAS No. 142, the amortization of the balance of goodwill as of December 31, 2001 of $2,805,000 was discontinued. During 2002, for various reasons, including the need to grow professional staff to accommodate planned future growth, as well as reduced revenues, due primarily to a decrease in estate fees because of the settlement of certain client estates, JWR&Co. reported a net loss of $74,000, compared to a net profit of $292,000 for 2001. Based on a discounted cash flow analysis, completed during the fourth quarter of 2002, reflecting lower projected revenue streams for JWR&Co. in future periods, it was determined that goodwill had an impairment of $400,000. Therefore, the balance of goodwill was written down by $400,000 during the fourth quarter of 2002 to $2,405,000. JWR&Co. reported a loss of $102,000 for the first three months of 2003, which included an after tax bad debt expense of $52,000, necessary to charge off accounts receivable identified as potentially uncollectable. Corporation management is reviewing its available strategies regarding JWR&Co., one of which is the potential sale of JWR&Co. to its current principal officer. (the “Principal Officer”). The Corporation has retained an independent firm having expertise in business valuations (the “Valuation Firm”). After the Corporation receives a valuation report from the Valuation Firm, negotiations will begin for the sale of JWR&Co to the Principal Officer. Management will continue to monitor the situation and as future events unfold, should any impairment in goodwill result, said impairment will be written-off against the then current quarter’s earnings. The amount of impairment could be material to the results of operation, however, it is not expected to be material to the financial condition or the liquidity of the Corporation.

5. Loans:

Interest income on loans performing satisfactorily is recognized on

Form 10-Q

the accrual method of accounting by the Bryn Mawr Trust Company (the “Bank”). Nonperforming loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due which are deemed to be problem loans by management. All nonperforming loans, except consumer loans, which maybe considered for charge-off when greater than 90 days past due, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed nonperforming is deducted from interest income. Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income. The charge-off policy for all loans, including nonperforming and impaired loans, considers such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower in management’s assessment of the collectability of such loans.

As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers the ability of the borrower to continue to meet the original contractual terms of a loan. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments that is a temporary delay in the payment process of a loan. Under these circumstances, the Corporation’s subsidiary, the Bank, expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

When a borrower is deemed to be unable to meet the original terms of a loan, a loan may be considered impaired or could be restructured. While all impaired loans are not necessarily considered nonperforming loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Bank’s impaired loans, which amounted to $80,000, $209,000 and $21,000 at March 31, 2003, December 31, 2002 and March 31, 2002, respectively, were placed on nonaccrual status when they were delinquent for greater than 90 days, and any outstanding accrued interest receivable on such loans at the time they were placed on nonaccrual status, was reversed from income.

Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan’s initial effective interest rate or at the loan’s market price or fair value of the collateral, if the loan is collateral dependent. As of March 31, 2003, December 31, 2002 and March 31, 2002, no impaired loans were measured using the present value of expected future cash flows or the loan’s market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan’s collateral amounted to $80,000, $209,000, and $21,000, as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. As of March 31, 2003, December 31, 2002 and March 31, 2002, there were no impaired loans

Form 10-Q

for which it was necessary to establish an impairment reserve. Impaired loans for which no loan loss allowance was allocated amounted to $80,000, at March 31, 2003 and $209,000 at December 31, 2002 and $21,000 at March 31, 2002. Average impaired loans for the three-month period ended March 31, 2003, year ended December 31, 2002 and March 31, 2002 amounted to $79,000, $90,000 and $21,000, respectively.

When a loan is put on a nonaccrual status, any loan payment subsequently collected is credited to reduce the outstanding principal balance. Therefore, no interest income was reported on nonaccrual loans during either three-month period ended March 31, 2003 or 2002. Loans may be removed from nonaccrual status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no nonaccrual loans were removed from nonaccrual status, during the first three months of 2002 or 2001.

Form 10-Q

6.    Allowance for Loan Losses:

The summary of changes in the allowance is as follows:

	Three months-ended March 31,		Year ended December 31, 2002
	2003	2002
Balance, beginning of period	$6,114	$4,928	$4,928
Charge-offs:
Consumer	(25)	(30)	(68)
Commercial and industrial	0	0	0
Real estate	0	0	0

Total charge-offs	(25)	(30)	(68)

Recoveries:
Consumer	16	19	24
Commercial and industrial	0	0	220
Real estate	1	0	10

Total recoveries	17	19	254

Net (charge-offs) / recoveries	(8)	(11)	186
Provision for loan losses	250	250	1,000

Balance, end of period	$6,356	$5,167	$6,114

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

Segment information for the three months ended March 31, 2003 and 2002 is as follows:

	2003					2002***
	Banking	Wealth	Mortgage Banking	All Other	Consolidated	Banking	Wealth	Mortgage Banking	All Other	Consolidated
Net interest income	$6,172	$—	$—	$9	$6,181	$6,018	$—	$—	$7	$6,025
Less Loan loss provision	250	—	—	—	250	250	—	—	—	250

Net interest income after loan loss provision	5,922	—	—	9	5,931	5,768	—	—	7	5,775
Intersegment interest (revenues) expenses*	5	—	—	(5)	—	—	—	—	—	—

Net interest income after loan loss provision and eliminations	5,927	—	—	4	5,931	5,768	—	—	7	5,775
Other income:
Fees for investment management and trust services	—	2,325	—	—	2,325	—	2,103	—	—	2,103
Other income	898	—	3,868	676	5,442	883	—	1,608	745	3,236

Total other income	898	2,325	3,868	676	7,767	883	2,103	1,608	745	5,339
Other expenses:
Salaries and benefits	3,524	1,17 1	603	477	5,775	3,175	1,035	317	498	5,025
Occupancy	792	156	55	3	1,006	741	148	42	13	944
Mortgage Servicing Rights amortization	—	—	784	—	784					0
Other operating expense	1,016	240	464	292	2,012	902	215	212	147	1,476

Total other expense	5,332	1,567	1,906	772	9,577	4,818	1,398	571	658	7,445

Segment profit (loss)	1,493	758	1,962	(92)	4,121	1,833	705	1,037	94	3,669
Intersegment (revenues) expenses **	(20)	45	—	(25)	—	13	45	—	(58)	—

Segment profit after eliminations	$1,473	$803	$1,962	$(117)	$4,121	$1,846	$750	$1,037	$36	$3,669

% of segment profit (loss)	36%	19%	48%	(3%)	100%	50%	21%	28%	1%	1 00%

*	Bryn Mawr Finance, Inc. provides intercompany financing to The Bryn Mawr Trust Company and Joseph W. Roskos & Co. Intersegment interest revenues and expenses consist of interest payments made by The Bryn Mawr Trust Company and Joseph W. Roskos & Co. to Bryn Mawr Finance, Inc.

**	Intersegment revenues consist of rental payments to Bryn Mawr Bank Corporation from its subsidiaries, and insurance commissions paid by the Bank to Insurance Counsellors of Bryn Mawr, Inc. Intersegment expenses consist of a $1,000 management fee, paid by Bryn Mawr Bank Corporation to the Bank.

***	Reclassified for comparative purposes.

Form 10-Q

Item 2.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the “Corporation”) for the three months ended March 31, 2003 and 2002, as well as the financial condition of the Corporation as of March 31, 2003, December 31, 2002 and March 31, 2002. The Bryn Mawr Trust Company (the “Bank”) and Joseph W. Roskos & Co., Inc. (“JWR&Co”) are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”) and Bryn Mawr Settlement Services, Inc (“BMSS”) are wholly-owned subsidiaries of the Bank and Bryn Mawr Finance, Inc (“BMF”) is a wholly-owned subsidiary of Joseph W. Roskos & Co., Inc.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward looking statement due to a variety of factors, including without limitations:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

Form 10-Q

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	any extraordinary events (such as the September 11, 2001 events and the U.S. Government’s response to those events);

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s continued ability to originate and sell residential mortgage loans during a decreasing or low interest rate environment;

•	the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included

Form 10-Q

in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

CRITICAL ACCOUNTING POLICIES

One of the Corporation’s most critical accounting policies is the allowance for loan loss. The allowance for loan loss represents management’s estimate of the losses that are probable. The allowance is consistently monitored to determine its adequacy. Ongoing review of credit standards, the level of delinquencies on loan products and loan segments, and the current state of the economy are included in this review. Actual losses may differ from management’s estimates.

In December 2001, the Corporation adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In compliance with SFAS No. 142, the Corporation is no longer amortizing goodwill. However, in compliance with SFAS No. 142, Goodwill will continue to be tested for impairment annually. Corporation management is presently reviewing its available strategies regarding the status of JWR&Co, one of which is the potential sale of JWR&Co to its current principal officer (the “Principal Officer”). Management will continue to monitor the situation and as future events unfold, should any impairment in goodwill result, said impairment will be written-off against the then current quarter’s earnings. The amount of impairment could be material to the results of operation, however, it is not expected to be material to the financial condition or the liquidity of the Corporation.

As a part of its Mortgage Banking segment’s loan servicing business, the Bank records the value of mortgage servicing rights (“MSRs”) as an asset at the time of the sale of loans on which servicing is retained by the Bank. MSRs are amortized over the anticipated life of the respective loans being serviced. Amortization is accelerated as the remaining lives of the respective loans decrease as occur during periods of low interest rates. When loans are paid off, any unamortized balances of the respective MSRs are written off against current Corporation net income. Periodically, an independent valuation of the MSR balances on the Bank’s books is completed to determine if any impairment of the MSRs exists. Should any impairment of the MSRs exist, the balance of the MSRs would be written down by the amount of the impairment. The Bank retained an independent firm to perform a valuation of the MSR’s as of March 31, 2003. The report indicated that no impairment of the MSRs existed as of March 31, 2003.

RESULTS OF OPERATIONS

The Corporation reported net income of $2,669,000 for the three months ended March 31, 2003, an 11% increase over $2,409,000 reported for the same period in 2002. Earnings per common share amounted to $.61, a 9%

Form 10-Q

increase over $.56 reported for the first three months of 2002. Primarily because of the Corporation’s stock repurchase program, earnings per share increased 9% and diluted earnings per share increased 13% to $.61 for the three months ended March 31, 2003 compared to $.54 for the same period in 2002.

The increase in earnings for the first three months of 2003 over the same period in 2002 is primarily attributable to an increase in other income, up $2,273,000 or 41% over the first three months of 2002. This increase in other income is due primarily to a $1,918,000 increase in the net gain on the sale of residential mortgage loans for the first three months of 2003, compared to the same period in 2002. This is a result of increased loan sale activity associated with a large increase in mortgage loan refinancings that were stimulated by a continued low interest rate environment.

The ability to originate and sell residential mortgage loans, including refinancing existing loan balances from higher to lower interest rates during a decreasing interest rate environment, provides a counter-cyclical source of additional non-interest revenue, offsetting a declining net interest margin, the result of the Corporation’s balance sheet being asset interest rate sensitive in a decreasing interest rate environment. In future periods, should interest rates begin to rise, the Corporation would benefit from its asset interest rate sensitivity, increasing its net interest margins, while decreasing its revenues from residential mortgage refinancing. While the trend in refinancing residential mortgage loan activity remains strong, should interest rates remain at the present lower levels, the possibility exists that the number of customers desiring to refinance residential mortgage loans could decrease. A potential decrease in residential mortgage loan refinances, prior to market interest rates moving upward, could have a detrimental impact on the Corporation’s net income, due to a potential decrease in revenues from this counter-cyclical activity, without a corresponding increase in the Corporation’s net interest income or net interest margin.

Net interest income, after the provision for loan loss, for the first three months of 2003, was 3% higher than the first three months of 2002. While loan balances increased $79,561,000 or 20% from the same period in 2002, the lower interest rate environment that existed during the first three months of 2003, compared to the same period in 2002, offset the effect of this increase on net interest income. The current trends of higher income from the gain on sale of loans and the lower levels of interest income on loans should reverse, as interest rates increase because these income generators are counter cyclical. The economic indicators, still pointing to a slow economy, combined with the uncertain economic environment brought on by the war with Iraq has prompted Corporation management to provide for loan losses at $250,000 for the first three months of 2003.

Average outstanding loan balances for the first three months of 2003 grew 16% from average outstanding loan balances for the first three months

Form 10-Q

of 2002. Funding this growth in average outstanding loans was a 14% decrease in average outstanding investment security balances and growth in all deposit categories. Average outstanding balances of non-interest bearing demand deposit accounts increased 17%, NOW accounts 10%, market rate accounts 42% and savings accounts 14%. The average outstanding balances of certificates of deposit (“CDs”) increased 28%.

The prime rate decreased by 50 basis points from 4.75% at March 31, 2002 to 4.25% at March 31, 2003. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. The overall annualized yield on earning assets decreased by 70 basis points, from 6.5% at March 31, 2002 to 5.8% for the same period in 2003, due to the decline in the interest rates during this period. Compared to the first three months of 2002, the average cost of funds for the respective periods decreased 18 basis points, from 1.10% in 2002 to .92% in 2003. The overall result was a decline in the Bank’s annualized net interest margin, to 4.89% for the first three months of 2003 compared to 5.43% for the same period in 2002. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties, related to potential changes in interest rates that will have or are reasonably likely to have a material effect on the Corporation’s liquidity, capital resources or results of operations in the future. However, as discussed previously, a continued lower market rate environment, thereby holding the Corporation’s ability to increase its net interest margin and related net interest income, combined with a decrease in the number of loan customers seeking refinancing opportunities, lowering the gains on the respective residential loan sales in the secondary market, could cause an adverse effect on the Corporation’s results of operations.

As discussed in Note 4 “Adoption of Financial Accounting Standards”, in the Notes to the accompanying Consolidated Financial Statements, Corporation’s management is reviewing its available strategies regarding JWR&Co. One of which is the potential sale of JWR&Co to its current Principal Officer. The Corporation is in the process of having an independent valuation of JWR&Co done and, subsequent to the receipt of this report, negotiations will begin for the sale of JWR&Co to the Principal Officer. Management will continue to monitor the situation and as future events unfold, should any impairment in goodwill result, said impairment will be written-off against the then current quarter’s earnings. The amount of impairment could be material to the results of operation, however, it is not expected to be material to the financial condition or the liquidity of the Corporation.

NET INTEREST INCOME

For the three months ended March 31, 2003, net interest income of $6,181,000 was 3% higher than $6,025,000 reported for the same period in 2002. Primarily the result of a 20% increase in outstanding loans from

Form 10-Q

March 31, 2002 to March 31, 2003, partially offset by the 50 basis point decrease in the prime rate during the same period, total interest and dividend income increased 1% for the first three months of 2003, to $7,277,000 from $7,179,000 for the first three months of 2002. Interest expense decreased 5% for the three months ended March 31, 2003, to $1,096,000 compared to $1,154,000 for the first three months of 2002. The yield on earning assets for the first three months of 2003 was 5.8% compared to 6.5% for the first three months of 2002 while the effective rate paid on interest bearing deposits and borrowed funds for the first three months of 2003 and 2002 was 1.3% and 1.5%, respectively.

Due primarily to a 20% increase in outstanding loan balances during the last twelve months, partially offset by a 50 basis point decrease in the prime rate, interest and fees on loans increased 3% from $6,813,000 for the first three months of 2002 to $7,011,000 for the first three months of 2003. Average outstanding loan balances grew 16% for the first three months of 2003, to $460,962,000, compared to $396,279,000 for the same period in 2002. The average yield on the loan portfolio decreased 70 basis points, from 6.7% for the first three months of 2002 to 6.0% for the same period in 2003.

Interest and dividend income on investments decreased $87,000 or 27%, from $318,000 for the first three months of 2002 to $231,000 for the first three months of 2003. Due to the fact that there were no outstanding balances of U.S. Treasury securities in the Bank’s investment portfolio during either period, there was no interest income from such investments. Interest on U.S. Government Agency securities decreased 25% from $286,000 for the first three months of 2002 to $214,000 for the first three months of 2003. The primary reason for this decrease was a $2,177,000 or 10% decrease in the average balance of U.S. Government Agency securities, from $21,583,000 during the first three months of 2002 to $19,406,000 for the comparable period in 2003, combined with lower yields on government agency investments purchased to replace maturing or called investments during this twelve month period. Interest income on obligations of states and political subdivisions decreased 67% from $15,000 for the three months ended March 31, 2002 to $5,000 for the same period in 2003. Average outstanding balances of obligations of state and political subdivisions decreased by 68%, from $1,409,000 in 2002 to $451,000 in 2003. The overall yield on investment securities decreased from 5.2% for the first three months of 2002 to 4.4% for the first three months of 2003, a result of lower rates of interest being paid on investments purchased during the twelve-month period, compared to rates of interest on investments maturing or called during that period.

Interest expense on deposits and borrowed funds decreased 5% or $58,000, to $1,096,000 for the three months ended March 31, 2003 compared to $1,154,000 for the same period in 2002. The average cost of interest bearing deposits and borrowed funds decreased 20 basis points, from 1.5% at March 31, 2002 to 1.3% for the three months ended March 31, 2003. The average interest bearing deposit balances increased 14% to $348,567,000 at March 31, 2003 compared to $304,586,000 for the same period in 2002. Total

Form 10-Q

average deposits increased 20% to $479,752,000 for the three months ended March 31, 2003 compared $398,750,000 for the same period in 2002. Average non-transaction savings accounts increased 14% for the first three months of 2003, compared to the same period in 2002, while average NOW accounts and money market account balances increased by 10% and 42%, respectively. Average outstanding CD balances increased by 28% for the same period. Average borrowed funds decreased by 91% from $19,128,000 for the three months ended March 31, 2002 to $1,789,000 for the same period in 2003. This reduction in borrowed funds is due to the increase in average deposit balances over the same period in 2002. The 42% growth in money market account balances is primarily due to the implementation of a new money market deposit account, instituted by the Bank in late 2002, whereby customers were given the opportunity to relocate deposits from non-Bank money market funds into this new account, at yields similar to those paid by the non-Bank money market funds. The Bank’s average non-interest bearing demand deposit account balances increased 17% for the three months ended March 31, 2003 compared to the same period in 2002. The annualized cost of CDs decreased 80 basis points, from 3.7% for the first three months of 2002 to 2.9% for the same period in 2003. The average cost of money market accounts decreased from 1.5% to 1.1% or 40 basis points, the average cost of savings accounts remained level at .8% and the average cost of NOW accounts remained level at .3%. The average cost of borrowed funds decreased by 40 basis points, from 2.4% for the first three months of 2002 to 2.0% for the same period in 2003. The average cost of deposits and borrowed funds, including non-interest-bearing demand deposits decreased 18 basis points, from 1.10% for the first three months of 2002, to .92% for the first three months of 2003.

The Bank’s asset/liability structure is asset rate sensitive, which should cause a reduction in the net interest margin, when interest rates decrease. The annualized net interest margin decreased 54 basis points for the first three months of 2003, compared to the same period in 2002. This decrease is primarily the result of the 50 basis point decline in the prime rate over the previous twelve months. For the first three months of 2003, the net interest margin decreased to 4.89% from 5.43% for same period in 2002. The net interest margin is computed exclusive of related loan fee income.

LOAN LOSS PROVISION

As previously indicated, the current state of the economy and the economic uncertainty brought about by the war with Iraq are the primary factors that determine the level of the provision for loan loss. Due to the continued loan growth and the general uncertainty of economic conditions, a $250,000 provision for loan loss was made based on the Bank’s analysis. This is equal to a provision of $250,000 for the same period in 2002. The loan loss reserve amounted to 1.32% of outstanding loans at March 31, 2003. Delinquencies, as a percentage of outstanding loans, were 48 basis points as of March 31, 2003, compared to 17 basis points for the

Form 10-Q

same period in 2002. Nonperforming loans increased to $88,000 as of March 31, 2003 compared to $44,000 as of December 31, 2002 and $22,000 as of March 31, 2002. In addition to a monthly internal loan review, the Bank has an external loan review performed annually. The most recent completed external loan review was as of November 2002. The current external loan review process is due to be completed again in 2003. Based on the results of both the internal and external loan review process and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of March 31, 2003.

NON-INTEREST INCOME

Total non-interest income of $7,767,000 for the three months ended March 31, 2003 increased 41% from $5,494,000 reported for the same period in 2002.

Fees for trust services increased $222,000 or 11% from $2,103,000 for the first three months of 2002 to $2,325,000 for the same period in 2003. This is primarily a result of an increase in both account pricing during the previous twelve months and estate fees. The market value of Trust assets under management decreased by 12%, to $1,533,000,000 at March 31, 2003 from $1,743,000,000 as of March 31, 2002. This decline in the equity market values during the first three months of 2003 partially offset the increase in fees described previously. Since a significant portion of fees for trust services are earned based on a percentage of the value of assets under management, a continued decline in stock market values and the values of assets under management could have an adverse effect on the Corporation’s ability to grow its fees for trust services, thereby being potentially detrimental to the Corporation’s results of operations in future periods.

The low level of interest rates continues to enhance the volume of mortgage banking activity. For the three month period ended March 31, 2003, the Bank sold $181,407,000 of residential mortgage loans to the secondary mortgage market, an 88% increase from $96,431,000 of residential mortgage loans sold during the first three months of 2002. The held-for-sale loans totaling $37,614,000, as of March 31, 2003, are included in the real estate loan total on the balance sheet. A combination of deferred loan fees earned as income resulting from the sale of residential mortgage loans to the secondary mortgage market, related gains on the same respective sales of residential mortgage loans to the secondary market and the effect of recording mortgage servicing rights, amounted to $3,399,000 or a 187 basis point gain on loans sold for the first three months of 2003 compared to $1,481,000 or 154 basis points for the same period in 2002.

Service charges on deposits amounted to $479,000 for the first three months of 2003, a 4% increase from $462,000 reported in the first three months of 2002.

Income from other service charges, commissions and fees amounted to

Form 10-Q

$598,000 for the first three months of 2003, a 42% increase from $421,000 reported for the first three months of 2002. This increase is primarily attributed to the growth in fees earned for servicing loans for others. As of March 31, 2003, the Bank serviced $682,068,000 in loans for others, a 41% increase from $483,326,000 in loans serviced as of March 31, 2002.

Other operating income decreased by $61,000 or 6% for the first three months of 2003, with operating income of $966,000 for the first three months of 2003, compared with the $1,027,000 for the same period in 2002. This decrease is due primarily to a reduction in revenues from JWR&Co of $161,000. As previously stated, Corporation management is in the process of reviewing its available strategies regarding JWR&Co.

NON-INTEREST EXPENSES

Total non-interest expense increased 26% for the first three months of 2003 to $9,577,000 from $7,600,000 for the first three months of 2002.

Salaries and wages grew $540,000 or 14%, from $3,971,000 for the three months ended March 31, 2002 to $4,511,000 for the same period in 2003. Regular salary expense, including regular, part time and overtime salaries and excluding incentive salaries, increased $238,000 or 7%, to $3,637,000 during the first three months of 2003 from $3,399,000 for the same period in 2002. Incentive salaries, tied to overall corporate profitability goals, increased $302,000 or 53%, from $572,000 for the three months ended March 31, 2002 to $874,000 for the same period in 2003. This is due to a strong increase in earnings in the first three months of 2003, increasing both incentive payments associated with specific business line profitability, as well as the Corporation’s bonus pool, which is related directly to the increases in profits.

Employee benefits expenses increased $211,000 or 20% from $1,054,000 for the first three months of 2002 to $1,265,000 for the same period in 2003. A decline both in the market valuation of the pension plan’s assets, compared to previous periods, and a decline in the projected yields on such assets caused a decrease in the earnings from the pension plan assets and an increase of $108,000 in the cost of the pension plan over the three months ended March 31, 2002. An economic environment at current levels in future periods, producing lower yields on the pension plan’s assets, could result in additional increases to the pension expense in future periods.

Occupancy expense increased $36,000 or 7%, from $482,000 for the first three months of 2002 to $518,000 for the first three months of 2003, due primarily to increased costs associated with maintaining the Corporation’s facilities.

Furniture, fixtures and equipment expense increased $26,000 or 6% from $462,000 for the first three months of 2002 to $488,000 for the same period in 2003, due to the continued upgrading of the Corporation’s

Form 10-Q

infrastructure, including its information systems.

Amortization of mortgage servicing rights increased $629,000 or 406%. The continued low interest rate environment is a catalyst to continued refinancing of residential mortgage loans. As existing residential mortgage loans, which are part of the Bank’s mortgages serviced portfolio, are repaid as a part of the refinancing transactions, the balance of the respective MSRs must be written off, as new MSR’s related to the new loans are recorded. The large amount of refinancing activity in the first quarter of 2003, compared to the same period last year, is directly responsible for this increase.

Other operating expenses increased $536,000 or 36%, from $1,476,000 for the first three months of 2002 to $2,012,000 for the first three months of 2003. Of this increase, $258,000 is directly related to the mortgage sale activity, such as appraisal fees and loan pair off fees. An increase in accounting and legal professional fees associated with external auditing and legal services, necessary to implement requirements of both the Sarbanes-Oxley Act and the Federal Deposit Insurance Corporation Act of 1991 Act (“FDICIA”), the professional fee for the development of the Valuation Report, as well as due diligence expenses associated with the sale of JWR&Co. increased other operating expenses by $267,000. Exclusive of both increases, other operating expenses grew 1% over the same period last year.

APPLICABLE INCOME TAXES

Federal income taxes for the first three months of 2003 were $1,425,000 compared to $1,260,000 for the first three months of 2002. This represents an effective tax rate for each three-month period ended March 31, 2003 and 2002 of 34.5% and 34.3%, respectively. State income taxes of $27,000, associated with a Corporation subsidiary were reported for 2003. No such state income taxes were reported for 2002.

FINANCIAL CONDITION

Total assets increased 1% from $577,242,000 at December 31, 2002 to $584,366,000 as of March 31, 2003. Total assets grew 17% or $85,882,000 from $498,484,000 as of March 31, 2002.

Outstanding earning assets increased 1% to $526,429,000 as of March 31, 2003 from $520,562,000 as of December 31, 2002. The Bank’s outstanding loan portfolio increased 3%, to $482,134,000 at March 31, 2003 from $466,803,000 as of December 31, 2002. Outstanding loans increased by 20%, from $402,573,000 as of March 31, 2002. Outstanding consumer loans of $21,135,000 at March 31, 2003 decreased by 14% from consumer loan balances of $24,537,000 as of December 31, 2002 and 27% from the outstanding balance of $29,040,000 as of March 31, 2002. A continued decrease in the balance of purchased dealer automobile paper, the result of continued strong competition from automobile manufacturers, combined with a reduction in fixed rate home equity loans, as borrowers chose to add these balances to

Form 10-Q

their refinanced first mortgage loans are, the primary reasons for the decrease at March 31, 2003, compared to both periods. Outstanding commercial loans at March 31, 2003 were $170,990,000, a 1% increase in commercial loan balances of $170,114,000 at December 31, 2002 and a 21% increase over $141,335,000 at March 31, 2002. Outstanding real estate loans were $290,009,000 at March 31, 2003, a 7% increase from $272,152,000 in outstanding real estate loans at December 31, 2002 and a 25% increase over $232,198,000 in outstanding real estate loans as of March 31, 2002. The primary reason for this increase over both periods was growth in the Bank’s home equity lines of credit, as well as growth in the balance of available-for-sale residential real estate mortgage loans awaiting funding from purchasers in the secondary residential mortgage market.

The Bank’s investment portfolio, having a market value of $21,629,000 at March 31, 2003, decreased 3% from a market value of $22,242,000 at December 31, 2002 and decreased 1% from $21,853,000 as of March 31, 2002.

The Corporation has chosen to include all of its investment securities in the available-for-sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added to or deducted from the Corporation’s total equity on the balance sheet. As of March 31, 2003, the investment portfolio had an unrealized gain of $235,000, compared to an unrealized gain of $348,000 as of December 31, 2002. The unrealized investment appreciation, net of deferred income tax benefit, increased the Corporation’s shareholders’ equity on the balance sheet by $152,000 as of March 31, 2003.

Federal funds sold outstanding amounted to $22,000,000 as of March 31, 2003, a 266% increase over $6,000,000 in federal funds sold at December 31, 2002 and an increase of $10,000,000 or 83% over federal funds sold of $12,000,000 as of March 31, 2002. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs and borrowing from the Federal Home Loan Bank of Pittsburgh (“the FHLB”).

Both nonperforming assets and nonperforming loans amounted to $88,000 at March 31, 2003, a 95% increase from $45,000 at December 31, 2002 and a 300% increase from the nonperforming assets and loans of $22,000 at March 31, 2002. There were no Other Real Estate Owned (“OREO”) balances on the Bank’s books at March 31, 2003, December 31, 2002 or March 31, 2002.

As of March 31, 2003 and 2002, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower’s ability to comply with the loan repayment terms.

Form 10-Q

As a part of its sale of residential mortgage loans in the secondary market, for those loans sold with the loan servicing retained by the Bank, the Bank records MSRs as an asset. The MSRs are amortized over the expected lives of the respective mortgage loans. Due to the recent lower interest rate environment, the Corporation has significantly increased its residential mortgage origination and sale activity, thereby increasing the balances of MSRs being recorded on its books. However, since much of the refinancing activity has come from existing loans being serviced by the Bank for others, the amount of amortization of MSRs has significantly increased and is directly responsible for a net decrease of $35,000 in MSR balances from $3,956,000 as of December 31, 2002 to $3,921,000 as of March 31, 2003. MSR balances have increased 40% from $2,799,000 as of March 31, 2002, reflecting the increased refinancing activity over the past twelve months. MSRs are recorded on the Bank’s books at values determined by reviewing the current value of MSRs in the mortgage servicing market. The current value of new MSRs being recorded, as loans are sold with servicing retained, is reviewed periodically and any adjustment to the initial basis point values being recorded is done in a timely manner. The balance of loans serviced for others amounted to $682,068,000, $606,657,000 and $483,326,000 as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively. Periodically, the book value of the balance of the MSRs on the Bank’s books is tested for potential impairment. As of March 31, 2003, there was no impairment of MSRs on the Corporation’s books. Should any impairment be determined, the MSR balances would be written down against current Corporation earnings.

In a lower residential mortgage loan interest rate environment, should mortgage loans that were sold by the Bank with the servicing retained begin to refinance, the balance of the respective MSRs would be subject to accelerated amortization, potentially lowering the Bank’s net income. Should the Bank refinance the loans, the accelerated amortization of the MSRs may be offset by the recording of new MSRs, increasing the gain on the loans sold, thereby reducing or eliminating the negative effect of the accelerated amortization of the MSRs. Should the Bank not refinance or replace the loans being paid off, the Bank could be subject to an adverse effect on the results of operations from the accelerated amortization of MSRs, as the respective mortgage loans are paid off.

Total deposits increased 6% to $511,599,000 as of March 31, 2003 from $483,620,000 as of December 31, 2002. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances of $479,752,000 at March 31, 2003 increased 20% from the average deposits of $398,750,000 for the same period in 2002. Average savings balances increased 14% or $5,963,000 at $47,614,000 for the first three months of 2003, compared to $41,650,000 for the same period in 2002. Money market account balances increased 42% or $23,148,000 from $55,258,000 in average daily outstanding balances for the three months ended March 31, 2002 to $78,406,000 for the same period in 2003. This significant increase is primarily due to a program developed by the Bank during 2002 to bring off-balance sheet investments of Bank customers back into the bank through the money market accounts. Average

Form 10-Q

outstanding NOW account balances increased 10% or $11,492,000, from $113,708,000 for the first three months of 2002 to $125,200,000 for the same period in 2003. Non-interest bearing demand deposit average outstanding balances grew 17% or $19,681,000 from $113,292,000 for the three months ended March 31, 2002 to $132,973,000 for the same period in 2003. Average outstanding CD balances increased 28% or $20,719,000 from $74,840,000 in average outstanding balances for the first three months of 2002 to $95,559,000 for the same period in 2003.

Strong deposit growth was used to repay a $20,000,000 short-term loan from the FHLB during the first quarter of 2003. Therefore, there were no short-term borrowings as of March 31, 2003, compared to $20,000,000 as of December 31, 2002 and March 31, 2002.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2003 were $200,623,000.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2003 amounted to $9,865,000.

Concentration of credit risk is measured by periodically reviewing with the Bank’s Board of Directors outstanding loan balances, by industry and discussing potential risks inherent in the respective industries, based on the then current economic environment. Quarterly, the Bank’s Board of Directors reviews the level of loan delinquencies of the Bank, by loan type compared to a peer group analysis.

LIQUIDITY, INTEREST RATE SENSITIVITY

The Bank’s liquidity is maintained by managing its core deposits, purchasing federal funds, selling loans in the secondary market, and borrowing from the FHLB. The Bank’s liquid assets include cash and cash equivalents as well as certain unpledged investment securities. Bank management incorporates a liquidity measure, incorporating its ability to borrow from the FHLB to meet liquidity needs and goals. Periodically, the Asset/Liability Committee of the Bank reviews the Bank’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

Form 10-Q

INTEREST RATE SENSITIVITY ANALYSIS

as of March 31, 2003

	0 to 30 Days	31 to 90 Days	91 to 180 Days	181 to 365 Days	Over 1 Year	Non-Rate Sensitive	Total
	(dollars in thousands)
Assets:
Interest-bearing deposits with other banks	$666	$—	$—	$—	$—	$—	$666
Federal funds sold	22,000	—	—	—	—	—	22,000
Investment securities	1,014	5,528	7,542	4,525	2,689	331	21,629
Loans	244,551	34,139	27,282	19,114	157,048	(6,356)	475,778
Cash and due from banks	—	—	—	—	—	34,719	34,719
Other assets	—	—	—	—	—	29,574	29,574

Total assets	$268,231	$39,667	$34,824	$23,639	$159,737	$58,268	$584,366

Liabilities and shareholders’ equity:
Demand, noninterest-bearing	$8,109	$16,219	$5,371	$10,742	$85,937	$30,469	$160,812
Savings deposits	13,852	27,704	11,514	23,031	183,202	—	259,303
Time deposits	12,986	10,440	14,291	20,848	36,884	—	95,449
Other liabilities	500	—	—	—	—	9,669	10,169
Shareholders’ equity	527	1,055	1,582	3,164	49,439	6,831	62,598

Total liabilities and shareholders’ equity	$35,974	$55,418	$32,758	$57,785	$355,462	$46,969	$584,366

Gap	$232,257	($15,751)	$2,066	($34,146)	($195,725)	11,299	—
Cumulative gap	$232,257	$216,506	$218,572	$184,426	(11,299)	—	—
Cumulative earning assets as a ratio of interest bearing liabilities	746%	337%	276%	201%	98%	100%	—

In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management’s experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive.

Form 10-Q

Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of March 31, 2003, based on the results from the simulation models, the amount of the Bank’s interest rate risk was within the acceptable range as established by the Bank’s asset/liability policy.

CAPITAL RESOURCES

Total consolidated shareholders equity of the Corporation was $62,598,000, or 10.7% of total assets, as of March 31, 2003, compared to total shareholders equity of $62,607,000, or 10.8% of total assets, as of December 31, 2002. As of March 31, 2002, shareholders’ equity was $57,728,000, or 11.6% of total assets. The Corporation’s risk weighted Tier I capital ratio was 11.32% as of March 31, 2003 compared to 11.67% and 12.41% at December 31, 2002 and March 31, 2002, respectively. The respective Tier II ratios were 12.51%, 12.86% and 13.58%. Both the Corporation and the Bank exceed the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented. During the first three months of 2003, the Corporation declared its regular dividend of $0.20 per share, a 5% increase over $0.19 per share declared during the first three months of 2002.

During the first quarter of 2003, the Corporation repurchased 49,500 shares of treasury stock for $1,827,000 or an average purchase price of $36.90 per share.

Form 10-Q

Item 3.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISKS

There has been no material change in the Corporation’s assessment of its sensitivity to market risks since its presentation in the 2002 Annual Report and Form 10-K filed with the SEC.

Form 10-Q

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

As of the date of this report, there have not been any significant changes to the Corporation’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the evaluation.

Form 10-Q

PART II.    OTHER INFORMATION

March 31, 2003

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3 Press Release: The company filed a Form 8-K on April 15, 2003 reporting the Corporation’s earnings for the three months ended March 31, 2003.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: April 28, 2003	/s/ Frederick C. Peters II By:
Fredrick C. Peters II President & Chief Executive Officer

Date: April 28, 2003	/s/ Joseph W. Rebl By:
Joseph W. Rebl Treasurer and Assistant Secretary

Form 10-Q

I, Frederick C. Peters, II, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bryn Mawr Bank Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	Frederick C. Peters II
Frederick C. Peters II
Chief Executive Officer

I, Joseph W. Rebl, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bryn Mawr Bank Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ Joseph W. Rebl
Joseph W. Rebl
Chief Financial Officer