Form 10-Q
period 2003-06-30
BRYN MAWR BANK CORP
filed 2003-08-14
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2003

Commission File Number 0-15261

Bryn Mawr Bank Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2434506 (I.R.S. Employer identification No.)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania (Address of principal executive offices)	19010 (ZipCode)

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

Yes ☒      No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class Common Stock, par value $1	Outstanding at August 7, 2003 4,318,322

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2003

ITEM 1.	LEGAL PROCEEDINGS	Page 31

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	Page 31

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	Page 31

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	Page 31

ITEM 5.	OTHER INFORMATION	Page 32

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	Page 32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)
Unaudited

	Six Months Ended June 30

	2003	2002**

Interest income:
Interest and fees on loans	$14,023	$13,751
Interest on federal funds sold	57	63
Interest on interest bearing deposits with banks	22	19
Interest and dividends on investment securities:
U.S. Government Agency securities	405	529
Obligations of states and political subdivisions	10	29
Dividend income	24	35

Total interest and dividend income	14,541	14,426
Interest expense on deposits and short-term borrowings	2,195	2,167

Net interest income	12,346	12,259
Loan loss provision	500	500

Net interest income after loan loss provision	11,846	11,759

Non-interest Income
Fees for Trust services	4,661	4,234
Service charges on deposits	960	892
Other service charges, commissions and fees	1,232	762
Net gain on sale of loans	6,988	3,080
Other operating income	948	1,035

Total non-interest income	14,789	10,003

Non-interest expenses:
Salaries and wages	7,902	7,403
Employee benefits	2,255	1,674
Occupancy and bank premises	1,011	961
Furniture, fixtures, and equipment	912	902
Amortization of mortgage servicing rights	2,079	385
Other operating expenses	3,870	3,092

Total non-interest expenses	18,029	14,417

Income from continuing operations before income taxes	8,606	7,345
Applicable income taxes	3,008	2,513

Income from continuing operations	5,598	4,832
(Loss) income from discontinued operations, net of taxes	(2,120)	33

Net Income	$3,478	$4,865

Earnings per common share:
Income from continuing operations	$1.29	$1.11
(Loss) income from discontinued operations, net of taxes	($0.49)	$0.01

Net Income	$0.80	$1.12
Diluted earnings per common share:
Income from continuing operations	$1.27	$1.10
(Loss) income from discontinued operations, net of taxes	($0.48)	$0.01

Net Income	$0.79	$1.11
Cash dividends declared per share	$0.40	$0.38
Weighted-average shares outstanding	4,328,968	4,335,599
Dilutive potential common shares	64,592	61,581

Adjusted weighted-average shares	4,393,560	4,397,180

The accompanying notes are an integral part of the consolidated financial statements.

*	Except for share and per share data.

**	Reclassified for comparative purposes.

Form 10-Q

FINANCIAL STATEMENTS
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)
Unaudited

	Three Months Ended June 30

	2003	2002**

Interest income:
Interest and fees on loans	$7,012	$6,938
Interest on federal funds sold	32	24
Interest on interest bearing deposits with banks	12	10
Interest and dividends on investment securities:
U.S. Government Agency Securities	191	243
Obligations of states and political subdivisions	5	14
Dividend income	12	18

Total interest income	7,264	7,247
Interest expense on deposits and short-term borrowings	1,099	1,013

Net interest income	6,165	6,234
Loan loss provision	250	250

Net interest income after loan loss provision	5,915	5,984

Non-interest Income:
Fees for Trust services	2,336	2,131
Service charges on deposits	481	430
Other service charges, commissions and fees	634	496
Net gain on sale of loans	3,589	1,599
Other operating income	407	595

Total other income	7,447	5,251

Non-interest expense:
Salaries and wages	3,716	3,763
Employee benefits	1,052	683
Occupancy and bank premises	493	479
Furniture, fixtures, and equipment	444	461
Amortization of mortgage servicing rights	1,295	385
Other operating expenses	2,171	1,744

Total other expenses	9,171	7,515

Income from continuing operations before income taxes	4,191	3,720
Applicable income taxes	1,454	1,268

Income from continuing operations	2,737	2,452
(Loss) income from discontinued operations, net of taxes	(1,928)	4

Net Income	$809	$2,456

Earnings per common share
Income from continuing operations	$0.63	$0.56
(Loss) income from discontinued operations, net of taxes	($0.45)	$0.00

Net Income	$0.18	$0.56
Diluted earnings per common share:
Income from continuing operations	$0.62	$0.55
(Loss) income from discontinued operations, net of taxes	($0.44)	$0.00

Net Income	$0.18	$0.55
Cash dividends declared	$0.20	$0.19
Weighted-average shares outstanding	4,315,126	4,360,673
Dilutive potential common shares	66,189	75,693

Adjusted weighted-average shares	4,381,315	4,436,266

The accompanying notes are an integral part of the consolidated financial statements.

*	Except for share and per share data.

**	Reclassified for comparative purposes.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	June 30, 2003	December 31, 2002*	June 30, 2002

	(Unaudited)		(Unaudited)*

Assets
Cash and due from banks	$39,363	$34,284	$33,957
Interest bearing deposits with banks	284	25,517	607
Federal funds sold	16,600	6,000	—
Investment securities available for sale, at market (amortized cost of $22,625, $21,894 and $23,752 as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively)	22,776	22,242	24,124
Loans:
Consumer	20,163	24,537	26,296
Commercial	176,546	170,114	144,881
Real estate	267,713	244,942	234,874
Loans held for sale, at fair market value	22,107	27,604	17,538

Total loans	486,529	467,197	423,589
Less: Allowance for loan losses	(6,576)	(6,114)	(5,419)
Net deferred loan fees	(596)	(394)	—

Net loans	479,357	460,689	418,170

Premises and equipment, net	12,200	12,160	12,008
Accrued interest receivable	2,190	2,118	2,252
Deferred federal income taxes	1,700	863	—
Mortgage servicing rights	3,569	3,956	3,283
Other assets	5,774	5,747	7,330
Assets of discontinued operations held for sale	2,460	3,666	4,296

Total assets	$586,273	$577,242	$506,027

Liabilities
Deposits:
Demand, noninterest-bearing	$153,520	$141,502	$122,733
Savings	263,649	246,249	224,014
Time	96,736	95,869	70,024

Total deposits	513,905	483,620	416,771

Borrowed funds	—	20,000	21,000
Other liabilities	9,687	11,012	7,652
Liabilities of discontinued operations	12	3	1

Total liabilities	523,604	514,635	445,424

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 5,548,508, 5,541,108 and 5,522,475 shares as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively and outstanding of 4,316,264, 4,356,474 and 4,390,441 shares as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively	5,549	5,541	5,522
Paid-in capital in excess of par value	11,472	11,243	10,686
Accumulated other comprehensive income net of taxes	(88)	41	246
Retained earnings	65,133	63,389	59,709

	82,066	80,214	76,163
Less: Common stock in treasury at cost – 1,132,034, 1,184,634 and 1,132,034 shares as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively	(19,397)	(17,607)	(15,560)

Total shareholders’ equity	62,669	62,607	60,603

Total liabilities and shareholders’ equity	$586,273	$577,242	$506,027

The accompanying notes are an integral part of the consolidated financial statement.

*	Reclassified for comparative purposes.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
Unaudited

	Six Months Ended June 30

	2003	2002*

Operating activities:
Net Income from continuing operations	$5,598	$4,832
Adjustments to reconcile net income from continuing operations to net cash (used) provided by operating activities:
Provision for loan losses	500	500
Provision for depreciation and amortization	723	723
Loans originated for resale	(397,739)	(195,775)
Proceeds from loans sold	407,690	190,709
Gain on sale of loans	(6,988)	(3,080)
Charge-off of goodwill	—	—
Provision for deferred income taxes (benefit)	(762)	41
Change in tax receivable	—	(1,011)
Change in accrued interest receivable	(72)	(30)
Change in accrued interest payable	419	(636)
Changes in mortgage servicing rights	387	(1,077)
Other	(1,241)	(1,589)

Net cash provided (used) by operating activities	8,515	(6,393)

Investing activities:
Purchases of investment securities	(11,164)	(5,270)
Proceeds from maturity and calls of fixed income securities	10,434	7,337
Loan originations, net	(14,631)	(14,242)
Loans purchased (dealer loans)	(7,500)	(142)
Purchases of premises and equipment	(742)	(338)

Net cash (used) provided by investing activities	(23,603)	(12,655)

Financing activities:
Net increase in demand and savings deposits	29,418	31,330
Net increase (decrease) in time deposits	867	(5,619)
Dividends paid	(1,734)	(1,654)
Repayment of mortgage debt	(513)	(22)
Purchases of treasury stock	(1,790)	(4,088)
Proceeds from issuance of common stock	200	4,202
Net (decrease) increase in borrowed funds	(20,000)	1,000

Net cash provided by financing activities	6,448	25,149
Net cash (used) provided by continuing operations	(8,640)	6,101
Net cash (used) by discontinued operations	(914)	(210)

Decrease in cash and cash equivalents	(9,554)	5,891
Cash and cash equivalents at beginning of period	65,801	28,673

Cash and cash equivalents at end of period	$56,247	$34,564

Supplemental cash flow information:
Income taxes paid	$3,540	$—
Interest paid	$1,776	$2,802

* Reclassified for comparative purposes

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(In Thousands) Unaudited
	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Net Income	$809	$2,409	$3,478	$4,865
Other comprehensive income:
Unrealized holding (losses) gains on available-for-sale securities	(84)	226	(197)	(43)
Deferred income tax (benefit) expense on unrealized holding (losses) gains on available for sale securities	(29)	77	(68)	(15)

Comprehensive net income	$754	$2,558	$3,349	$4,837

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 AND 2002
(Unaudited)

1.          Unaudited Interim Results:

The consolidated balance sheets of Bryn Mawr Bank Corporation (the "Corporation") as of June 30, 2003 and 2002, the related consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002, the related consolidated statements of income for the six month periods ended June 30, 2003 and 2002 and the related consolidated statements of comprehensive income for the six month periods ended June 30, 2003 and 2002 are all unaudited.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation's 2002 Annual Report incorporated in the 2002 Form 10-K (Exhibit #13).

2.          Earnings Per Common Share:

Reference is made to Note #12, Stock Option Plan (the "Plan"), in the Notes to Consolidated Financial Statements in the Corporation's 2002 Annual Report incorporated in the 2002 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the six-month period ended June 30, 2003 and did not have a dilutive impact on net income per share for the three-month period ended June 30, 2003.

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

As a part of the acquisition of Joseph W. Roskos & Co. (“JWR&Co.”) in 1999, the Corporation recorded goodwill of $3,300,000. In compliance with SFAS No. 142, the amortization of the balance of goodwill as of December 31, 2001 of $2,805,000 was discontinued. During 2002 and for the first six months of 2003, JWR&Co. reported net losses of $74,000 and $307,000, respectively, compared to a net profit of $292,000 for 2001. During 2003, Corporation management determined that JWR&Co. was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family business office services through JWR&Co. Therefore, the Corporation has negotiated the sale of substantially all of the assets of JWR&Co. to Private Family Office, Inc. which is owned by Robert M. Fedoris, former president of JWR&Co. (the “Asset Sale”). The goodwill was written down to $1,250,000 in June 2003, reflecting the value being placed on the goodwill in the negotiations of the Asset Sale. The asset sale was accomplished on August 1, 2003 effective as of June 30, 2003.

Since the assets being sold in the Asset Sale meet all the requirements of Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the long-lived assets of JWR&Co. have been classified as assets of discontinued operations available for sale in the balance sheet and the revenues and expenses, the writedown of goodwill and other related disposal expenses have been classified as (loss) income from discontinued operations, net of taxes in the respective statements of income.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Corporation does not presently hold derivative instruments on its balance sheet and does not participate in hedging activities. Therefore, the adoption of SFAS No. 149 will not have a material impact on the financial condition or results of operations of the Corporation.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial

Form 10-Q

instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation has no financial instruments, other than common stock outstanding and, therefore, the adoption of SFAS No. 150 will not have a material impact on the financial condition or results of operations of the Corporation.

5.          Loans:

Interest income on loans performing satisfactorily is recognized on the accrual method of accounting by The Bryn Mawr Trust Company (the “Bank”). Nonperforming loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due which are deemed to be problem loans by management. All nonperforming loans, except consumer loans, which may be considered for charge-off when greater than 90 days past due, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed nonperforming is deducted from interest income. Smaller balance, homogeneous loans, exclusively consumer loans, when included in nonperforming loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income. The charge-off policy for all loans, including nonperforming and impaired loans, considers such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower in management's assessment of the collectability of such loans.

As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers the ability of the borrower to continue to meet the original contractual terms of a loan. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments that is a temporary delay in the payment process of a loan. Under these circumstances, the Corporation's subsidiary, the Bank, expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

When a borrower is deemed to be unable to meet the original terms of a loan, a loan may be considered impaired or could be restructured. While all impaired loans are not necessarily considered nonperforming loans, if a loan is delinquent for 90 days or more, it is considered both a nonperforming and an impaired loan. All of the Bank’s impaired loans, which amounted to $87,000, $209,000 and $39,000 at June 30, 2003, December 31, 2002 and June 30, 2002, respectively, were placed on nonaccrual status when they were delinquent for greater than 90 days, and any outstanding accrued interest receivable on such loans at the time they were placed on nonaccrual status, was reversed from income.

Impaired loans are required to be measured based upon the present

Form 10-Q

value of expected future cash flows, discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral, if the loan is collateral dependent. As of June 30, 2003, December 31, 2002 and June 30, 2002, no impaired loans were measured using the present value of expected future cash flows or the loan's market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan's collateral amounted to $87,000, $209,000, and $39,000, as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. As of June 30, 2003, December 31, 2002 and June 30, 2002, there were no impaired loans for which it was necessary to establish an impairment reserve. Impaired loans for which no loan loss allowance was allocated amounted to $87,000, at June 30, 2003 and $209,000 at December 31, 2002 and $39,000 at June 30, 2002. Average impaired loans for the six-month period ended June 30, 2003, year ended December 31, 2002 and June 30, 2002 amounted to $82,000, $90,000 and $26,000, respectively.

When a loan is put on a nonaccrual status, any loan payment subsequently collected is credited to reduce the outstanding principal balance. Therefore, no interest income was reported on nonaccrual loans during either six-month period ended June 30, 2003 or 2002. Loans may be removed from nonaccrual status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least six months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no nonaccrual loans were removed from nonaccrual status, during the first six months of 2003 or 2002.

Form 10-Q

6.          Allowance for Loan Losses:

The summary of changes in the allowance is as follows:

	Six months-ended June 30,		Year ended December 31,

	2003	2002	2002

Balance, beginning of period	$6,114	$4,928	$4,928
Charge-offs:
Consumer	(57)	(35)	(68)

Total charge-offs	(57)	(35)	(68)

Recoveries:
Consumer	18	19	24
Commercial and industrial	—	7	220
Real estate	1	—	10

Total recoveries	19	26	254

Net (charge-offs) / recoveries	(38)	(9)	186
Provision for loan losses	500	500	1,000

Balance, end of period	$6,576	$5,419	$6,114

Form 10-Q

7. Segment Information:

The Corporation's principal operating segments are structured around the financial services provided its customers. The Banking segment gathers deposits and makes funds available for loans to its customers. The Bank's Investment Management and Trust segment (“Wealth”) provides both corporate and individual investment management and trust products and services. The Bank's Mortgage Banking segment originates and sells residential mortgage loans to the secondary mortgage market. Bryn Mawr Bank Corporation and all other subsidiaries are aggregated under the “All Other” heading.

Segment information for the six months ended June 30, 2003 and 2002 is as follows:

	2003					2002***

	Banking	Wealth	Mortgage Banking	All Other	Consolidated	Banking	Wealth	Mortgage Banking	All Other	Consolidated

Net interest income	$12,339	$—	$—	$7	$12,346	$12,244	$—	$—	$15	$12,259
Less Loan loss provision	500	—	—	—	500	500	—	—	—	500

Net interest income after loan loss provision	11,839	—	—	7	11,846	11,744	—	—	15	11,759
Intersegment interest (revenues) expenses*	7	—	—	(7)	—	—	—	—	—	—

Net interest income after loan loss provision and eliminations	11,846	—	—	—	11,846	11,744	—	—	15	11,759
Other income:
Fees for investment management and trust services	—	4,661	—	—	4,661	—	4,234	—	—	4,234
Other income	1,784	—	7,957	387	10,128	2,114	2	3,329	324	5,769

Total other income	1,784	4,661	7,957	387	14,789	2,114	4,236	3,329	324	10,003
Other expenses:
Salaries and benefits	6,314	2,343	1,316	184	10,157	6,033	2,132	679	233	9,077
Occupancy	1,536	307	126	(46)	1,923	1,512	297	85	(31)	1,863
Mortgage Servicing Rights amortization	—	—	2,079	—	2,079	—	—	385	—	385
Other operating expense	2,216	479	1,135	40	3,870	2,038	408	459	187	3,092

Total other expense	10,066	3,129	4,656	178	18,029	9,583	2,837	1,608	389	14,417

Segment profit (loss) from operations	3,564	1,532	3,301	209	8,606	4,275	1,399	1,721	(50)	7,345
Intersegment (revenues) expenses **	96	91	—	(187)	—	100	91	—	(191)	—

Segment profit (loss) from continuing operations after eliminations	3,660	1,623	3,301	22	8,606	4,375	1,490	1,721	(241)	7,345
Segment (loss) profit from discontinued operations after eliminations	—	—	—	(1,948)	(1,948)	—	—	—	50	50
Segment profit after eliminations	$3,660	$1,623	$3,301	$(1,926)	$6,658	$4,375	$1,490	$1,721	($191)	$7,395

% of segment profit (loss)	55%	24%	50%	(29% )	100%	59%	20%	24%	(3% )	100%

*	- Bryn Mawr Finance, Inc. provides intercompany financing to The Bryn Mawr Trust Company and other subsidiaries of the Corporation. Intersegment interest revenues and expenses consist of interest payments made by The Bryn Mawr Trust Company and Joseph W. Roskos & Co. to Bryn Mawr Finance, Inc.

**	- Intersegment revenues consist of rental payments to Bryn Mawr Bank Corporation from its subsidiaries, and insurance commissions paid by the Bank to Insurance Counsellors of Bryn Mawr, Inc. Intersegment expenses consist of a $2,500 management fee, paid by Bryn Mawr Bank Corporation to the Bank.

***	- Reclassified for comparative purposes.

Form 10-Q

Item 2.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the “Corporation”) for the six months ended June 30, 2003 and 2002, as well as the financial condition of the Corporation as of June 30, 2003, December 31, 2002 and June 30, 2002. The Bryn Mawr Trust Company (the “Bank”) and Joseph W. Roskos & Co., Inc. (“JWR&Co”) are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”) and Bryn Mawr Settlement Services, Inc (“BMSS”) are wholly-owned subsidiaries of the Bank and Bryn Mawr Finance, Inc (“BMF”) is a wholly-owned subsidiary of JWR&Co.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward- looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward looking statement due to a variety of factors, including without limitations:

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

•              the Corporation’s continued ability to originate and sell residential mortgage loans during a low interest rate environment;

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

Form 10-Q

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

In December 2001, the Corporation adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In compliance with SFAS No. 142, the Corporation ceased amortizing goodwill. During 2003, Corporation management determined that JWR&Co. was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family office services through JWR&Co. Therefore, the Corporation has negotiated the sale of substantially all of the assets of JWR&Co. to Private Family Office, Inc. which is owned by Robert M. Fedoris, former president of JWR&Co. (the “Asset Sale”). The goodwill was written down to $1,250,000 in June 2003, reflecting the value being placed on the goodwill in the negotiations of the Asset Sale. The Asset Sale was accomplished on August 1, 2003 effective as of June 30, 2003. As of the effective date of the Asset Sale, all goodwill and certain other intangible assets of JWR&Co. were transferred to Private Family Office, Inc. and there is no goodwill remaining on the books of the Corporation.

Since the assets being sold in the Asset Sale meet all the requirements of Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the long-lived assets of JWR&Co. have been classified as assets of discontinued operations available for sale in the balance sheet and the revenues and expenses, the writedown of goodwill and other related disposal expenses have been classified as a (loss) income from discontinued operations, net of taxes in the respective statements of income, to reflect the accounting for discontinued operations under SFAS No. 144.

As a part of its Mortgage Banking segment’s loan servicing business, the Bank records the value of mortgage servicing rights (“MSRs”) as an asset at the time of the sale of loans on which servicing is retained by the Bank. MSRs are amortized over the anticipated life of the respective loans being serviced. Amortization is accelerated as the remaining lives of the respective loans decrease as occur during periods of low interest rates. When loans are paid off, any unamortized balances of the respective MSRs are written off against the Bank’s current net income. Periodically, an independent valuation of the MSR balances on the Bank’s books is completed to determine if any impairment of the MSRs exists. Should any impairment of the MSRs exist, the balance of the MSRs would be written down by the amount

Form 10-Q

of the impairment. The Bank retained an independent firm to perform a valuation of the MSR’s as of June 30, 2003. The report indicated that, primarily due to significantly lower residential mortgage interest rates, that impairment existed in the MSR portfolio as of June 30, 2003. Therefore, an impairment charge against earnings of $350,000 was taken in June 2003.

DISCONTINUED OPERATIONS

On August 1, 2003, JWR&Co. sold substantially all of its assets, consisting of client accounts receivable and advances, fixed assets and prepaid expenses to Private Family Office, Inc. The Asset Sale price was $2,350,000. JWR&Co. received $400,000 in cash and recorded three notes from Private Family Office, Inc. for the accounts receivable, the fixed assets and prepaid expenses and for the goodwill representing the value of the associated intangible assets, such as the value of the list of clients being sold in the transaction. The note associated with the accounts receivable and client advances will be paid down from the proceeds of collected accounts receivable, with a maximum term of 6 months. The note associated with the fixed assets and prepaid expenses is for a 5 year term. The goodwill note has an amortization schedule of 15 years with a 10 year balloon payment. All three notes are at a rate of 6%, with the goodwill note being reset after 7 years. There are no prepayment penalties. Private Family Office, Inc. is renting certain fixed assets and office space from the Bank. The Asset Sale and discontinuing of the family office service business line should be immediately accretive to the Corporation’s earnings.

As a result of Corporation management’s decision to accomplish the Asset Sale, the Corporation had long-lived assets meeting the criterion of SFAS No. 144 for being classified as available for sale on its balance sheet (“the “Long-Lived Assets”). Therefore, the Long-lived Assets of JWR&Co. have been classified as assets of discontinued operations available for sale in the balance sheet and the revenues and expenses, the writedown of goodwill and other related disposal expenses have been classified as a (loss) income from discontinued operations, net of taxes in the respective statements of income. Following is a table outlining (1) the amounts of revenue, expenses and after-tax (losses) profits reported in the results from discontinued operations and (2) the non-recurring transaction impact, that are a result of the Asset Sale:

	(000) For the Six months ended

	2003	2002

Revenues of JWR&Co.	$773	$1,153
Expenses of JWR&Co.	1,173	1,103

Pre-tax (loss) income	(400)	50
Applicable income tax (Benefit)	(136)	17

(Loss) Income	(264)	33
Non-recurring transactions
Writedown of Goodwill	(1,155)	—
Accounts Receivable charge-off	(142)	—
Taxes	(320)	—
Other	(239)	—

Total of non-recurring	$(1,856)	—

(Loss) Income from
Discontinued operations	$(2,120)	$33

Reflecting the results of the (loss) income from discontinued operations, the Corporation reported net income of $3,478,000 for the six months ended June 30, 2003, a 29% decrease from $4,865,000 reported for the same period in 2002. Earnings per common share on net income amounted to $.80, a 29% decrease from $1.12 reported for the first six months of 2002. Diluted earnings per common share on net income decreased 29% to $.79 for the six months ended June 30, 2003 compared to $1.11 for the same period in 2002.

For the three month period ending June 30,2003, net income was $809,000, a 67% decrease from $2,456,000 reported for the second quarter of 2002. Earnings per common share on net income amounted to $.18, a 68% decrease from $.56 reported for the second quarter of 2002. Diluted earnings per common share on net income decreased 67% to $.18 for the three

Form 10-Q

months ended June 30, 2003 compared to $.55 for the same period in 2002.

The loss per common share from discontinued operations amounted to $.49 for the first six months of 2003, compared to a profit of $.01 for the same period in 2002. The loss per common share assuming dilution amounted to $.48 for the first six months of 2003, compared to a profit of $.01 in 2002. For the three months ended June 30, 2003, the loss from discontinued operations was $1,928,000 or $.44 per common share and diluted common share. Income from discontinued operations amounted to $4,000 for the three months ended June 30, 2002 and had no effect on either earnings per common share or diluted earnings per common share.

RESULTS OF CONTINUING OPERATIONS

The results of continuing operations will be discussed exclusive of the results from discontinued operations. The Corporation reported income from continuing operations of $5,598,000 for the six months ended June 30, 2003, a 16% increase over $4,832,000 reported for the same period in 2002. Earnings per common share from continuing operations amounted to $1.29, a 16% increase over $1.11 reported for the first six months of 2002. Earnings per common share assuming dilution from continuing operations increased 15% to $1.27 for the six months ended June 30, 2003 compared to $1.10 for the same period in 2002.

For the three months ended June 30, 2003, income from continuing operations was $2,737,000, a 12% increase over $2,452,000 reported for the second quarter of 2002. Earnings per common share on continuing operations amounted to $.62, an 11% increase over $.56 for the same period in 2002. Earnings per common share from operations assuming dilution amounted to $.62, a 13% increase over $.55 for the three months ended June 30, 2002.

The increase in earnings for the first six months of 2003 over the same period in 2002 is primarily attributable to an increase in other income, up $4,786,000 or 48% over the first six months of 2002. This increase in other income is due primarily to a $3,908,000 increase in the net gain on the sale of residential mortgage loans for the first six months of 2003, compared to the same period in 2002. This is a result of increased loan sale activity associated with a large increase in mortgage loan refinancings that were stimulated by a continued low interest rate environment.

The ability to originate and sell residential mortgage loans, including refinancing existing loan balances from higher to lower interest rates during a decreasing interest rate environment, provides a counter-cyclical source of additional non-interest revenue, offsetting a declining net interest margin, the result of the Corporation’s balance sheet being asset rate sensitive in a decreasing interest rate environment. In future periods, should interest rates begin to rise, the Corporation could benefit from its asset rate sensitivity, increasing its net interest margins, while decreasing its revenues from residential mortgage

Form 10-Q

refinancing. However, in a rising interest rate environment, the possibility exists that the decrease in revenue from the sale of residential mortgage loans could be greater than the increase in net interest income caused by the rise in the respective rates of interest, thereby potentially having a detrimental impact on the Corporation’s net income.

While the trend in refinancing residential mortgage loan activity has been strong, should interest rates remain at the present lower levels, the possibility exists that the number of customers desiring to refinance residential mortgage loans could decrease. A potential decrease in residential mortgage loan refinances, prior to market interest rates moving upward, could have a detrimental impact on the Corporation’s net income, due to a potential decrease in revenues from this counter-cyclical activity, without a corresponding increase in the Corporation’s net interest income or net interest margin.

Net interest income, after the provision for loan loss, for the first six months of 2003, was 1% higher than the first six months of 2002. While net loan balances increased $61,187,000 or 15% from the same period in 2002, the lower interest rate environment that existed during the first six months of 2003, compared to the same period in 2002, offset the effect of this increase on net interest income. The current trends of higher income from the gain on sale of loans and the lower levels of interest income on loans should reverse, as interest rates increase because these income generators are counter cyclical. The economic indicators, still pointing to a slow economic recovery, combined with the uncertain economic environment brought on by the continued unstable military situation in Iraq has prompted Corporation management to provide for loan losses at $500,000 for the first six months of 2003.

Average outstanding loan balances for the first six months of 2003 grew 16% from average outstanding loan balances for the first six months of 2002. Other earning assets, primarily investments and federal funds sold also grew 8%. Funding this growth in average outstanding earning assets was a 20% increase in average outstanding deposits, which were up in all deposit categories. Average outstanding balances of non-interest bearing demand deposit accounts increased 13%, NOW accounts 11%, market rate accounts 39% and savings accounts 16%. The average outstanding balances of certificates of deposit ("CDs") increased 31%. This growth in average outstanding deposits allowed the average outstanding balances of short-term borrowings to be lowered by 95%, from $17,623,000 for the first six months of 2002 to $956,999 for the same period in 2003.

The Wall Street prime rate decreased by 75 basis points from 4.75% at June 30, 2002 to 4.00% at June 30, 2003. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. The overall annualized yield on earning assets decreased by 80 basis points, from 6.5% at June 30, 2002 to 5.7% for the same period in 2003, due to the decline in the interest rates during this period. Compared to the first six months of 2002, the average cost of funds for the respective periods decreased 12 basis points, from 1.02% in 2002 to .90% in 2003. The overall result was a decline in the Bank’s annualized net interest margin, to 4.80% for the first six months of 2003 compared to 5.50% for the same period in 2002. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties, related to potential changes in

Form 10-Q

interest rates that will have or are reasonably likely to have a material effect on the Corporation’s liquidity, capital resources or results of operations in the future. However, as discussed previously, a continued lower market rate environment, thereby holding the Corporation’s ability to increase its net interest margin and related net interest income, combined with a decrease in the number of loan customers seeking refinancing opportunities, lowering the gains on the respective residential loan sales in the secondary market, could cause an adverse effect on the Corporation’s results of operations.

NET INTEREST INCOME

For the six months ended June 30, 2003, net interest income of $12,346,000 was 1% higher than $12,259,000 reported for the same period in 2002. Primarily the result of a 16% increase in outstanding loans from June 30, 2002 to June 30, 2003, partially offset by the 75 basis point decrease in the prime rate during the same period, total interest and dividend income increased 1% for the first six months of 2003, to $14,541,000 from $14,426,000 for the first six months of 2002. Interest expense increased 1% for the six months ended June 30, 2003, to $2,195,000 compared to $2,167,000 for the first six months of 2002. The yield on earning assets for the first six months of 2003 was 5.7% compared to 6.5% for the first six months of 2002 while the effective rate paid on interest bearing deposits and borrowed funds for the first six months of 2003 and 2002 was 1.4% and 1.3%, respectively.

Due primarily to a 15% increase in outstanding loan balances during the last twelve months, partially offset by a 75 basis point decrease in the prime rate, interest and fees on loans increased 2% from $13,751,000 for the first six months of 2002 to $14,023,000 for the first six months of 2003. Average outstanding loan balances grew 16% for the first six months of 2003, to $467,524,000, compared to $401,412,000 for the same period in 2002. The average yield on the loan portfolio decreased 80 basis points, from 6.7% for the first six months of 2002 to 5.9% for the same period in 2003.

Interest and dividend income on investments decreased $154,000 or 26%, from $593,000 for the first six months of 2002 to $439,000 for the first six months of 2003. Due to the fact that there were no outstanding balances of U.S. Treasury securities in the Bank’s investment portfolio during either period, there was no interest income from such investments. Interest on U.S. Government Agency securities decreased 23% from $529,000 for the first six months of 2002 to $405,000 for the first six months of 2003. The primary reason for this decrease was a lower yield on government agency investments purchased to replace maturing or called investments during this twelve month period and a $603,000 or 3% decrease in the average balance of U.S. Government Agency securities, from $20,145,000 during the first six months of 2002 to $19,542,000 for the comparable period in 2003. Interest income on obligations of states and political subdivisions decreased 66% from $29,000 for the six months ended June 30,

Form 10-Q

2002 to $10,000 for the same period in 2003. Average outstanding balances of obligations of state and political subdivisions decreased by 67%, from $1,405,000 in 2002 to $462,000 in 2003. The overall yield on investment securities decreased from 5.1% for the first six months of 2002 to 4.1% for the first six months of 2003, a result of lower rates of interest being paid on investments purchased during the twelve-month period, compared to rates of interest on investments maturing or called during that period.

Interest expense on deposits and borrowed funds increased 1% or $28,000, to $2,195,000 for the six months ended June 30, 2003 compared to $2,167,000 for the same period in 2002. The average cost of interest bearing deposits and borrowed funds decreased 10 basis points, from 1.4% at June 30, 2002 to 1.3% for the six months ended June 30, 2003. The average interest bearing deposit balances increased 16% to $353,214,000 at June 30, 2003 compared to $305,009,000 for the same period in 2002. Total average deposits increased 20% to $489,191,000 for the six months ended June 30, 2003 compared to $408,800,000 for the same period in 2002. Average non-transaction savings accounts increased 16% for the first six months of 2003, compared to the same period in 2002, while average NOW accounts and money market account balances increased by 11% and 39%, respectively. Average outstanding CD balances increased by 31% for the same period. Average borrowed funds decreased by 95% from $17,623,000 for the six months ended June 30, 2002 to $956,000 for the same period in 2003. This reduction in borrowed funds is due to the increase in average deposit balances over the same period in 2002. The 39% growth in money market account balances is primarily due to customers relocating deposits from non-Bank money market funds into Bank money market deposits, at yields similar to those paid by the non-Bank money market funds. The Bank’s average non-interest bearing demand deposit account balances increased 13% for the six months ended June 30, 2003 compared to the same period in 2002. The annualized cost of CDs decreased 50 basis points, from 3.4% for the first six months of 2002 to 2.9% for the same period in 2003. The average cost of money market accounts decreased from 1.5% to 1.1% or 40 basis points, the average cost of savings accounts remained level at .8% and the average cost of NOW accounts remained level at .3%. The average cost of borrowed funds decreased by 30 basis points, from 2.2% for the first six months of 2002 to 1.9% for the same period in 2003. The average cost of deposits and borrowed funds, including non-interest-bearing demand deposits decreased 12 basis points, from 1.02% for the first six months of 2002, to .90% for the first six months of 2003.

The Bank’s asset/liability structure is asset rate sensitive, which should cause a reduction in the net interest margin, when interest rates decrease. The annualized net interest margin decreased 70 basis points for the first six months of 2003, compared to the same period in 2002. This decrease is primarily the result of the 75 basis point decline in the prime rate over the previous twelve months. For the first six months of 2003, the net interest margin decreased to 4.80% from 5.50% for same period in 2002. The net interest margin is computed exclusive of related loan fee income.

Form 10-Q

For the three months ended June 30, 2003, net interest income decreased by $69,000 or 1% from the same period in 2002. Interest and fees on loans were up by $74,000 or 1%, reflecting the effect of a larger increase in average outstanding loans during this period and a decline in interest rates in the second quarter of 2003, compared to the same quarter in 2002. Interest and dividends on investments declined by $67,000 or 24%, reflecting both a decline in outstanding average balances and declining interest rates being paid on investments being made to replace those maturing or being called.

LOAN LOSS PROVISION

As previously indicated, the current state of the economy, the economic uncertainty brought about by the war with Iraq and the related acts of terrorism are the primary factors that determine the level of the provision for loan loss. Due to the continued loan growth, including growth in the real estate portfolio, primarily in construction and commercial mortgage lending, a market experiencing significant growth in recent years and the general uncertainty of economic conditions, a $500,000 provision for loan loss was made based on the Bank’s analysis. This is equal to a provision of $500,000 for the same period in 2002. The loan loss reserve amounted to 1.35% of outstanding loans at June 30, 2003. Delinquencies, as a percentage of outstanding loans, were 22 basis points as of June 30, 2003, compared to 26 basis points for the same period in 2002. Nonperforming loans decreased to $44,000 as of June 30, 2003 compared to $45,000 as of December 31, 2002 and $123,000 as of June 30, 2002. In addition to a monthly internal loan review, the Bank has an external loan review performed annually. The most recent completed external loan review was as of November 2002. The current external loan review process is due to be completed again in 2003. Based on the results of both the internal and external loan review process and the current level of nonperforming loans, management believes the loan loss reserve to be adequate as of June 30, 2003.

NON-INTEREST INCOME

Total non-interest income of $14,789,000 for the six months ended June 30, 2003 increased 48% from $10,003,000 reported for the same period in 2002.

Fees for trust services increased $427,000 or 10% from $4,234,000 for the first six months of 2002 to $4,661,000 for the same period in 2003. This is primarily a result of an increase in both account pricing during the previous twelve months and estate fees. The market value of Trust assets under management increased by 1%, to $1,620,000,000 at June 30, 2003 from $1,599,000,000 as of June 30, 2002. Since a significant portion of fees for trust services are earned based on a percentage of the value of assets under management, a continued decline in stock market values and the values of assets under management could have an adverse effect on the Corporation’s ability to grow its fees for trust services, thereby being

Form 10-Q

potentially detrimental to the Corporation’s results of operations in future periods.

The low level of interest rates continues to enhance the volume of mortgage banking activity. For the six month period ended June 30, 2003, the Bank sold $403,658,000 of residential mortgage loans to the secondary mortgage market, a 115% increase from $187,629,000 of residential mortgage loans sold during the first six months of 2002. A combination of deferred loan fees earned as income resulting from the sale of residential mortgage loans to the secondary mortgage market, related gains on the same respective sales of residential mortgage loans to the secondary market and the effect of recording mortgage servicing rights, amounted to $6,988,000 or a 173 basis point gain on loans sold for the first six months of 2003 compared to $3,080,000 or 164 basis points for the same period in 2002.

Service charges on deposits amounted to $960,000 for the first six months of 2003, an 8% increase from $892,000 reported in the first six months of 2002.

Income from other service charges, commissions and fees amounted to $1,232,000 for the first six months of 2003, a 62% increase from $762,000 reported for the first six months of 2002. This increase is primarily attributed to the growth in fees earned for servicing loans for others. As of June 30, 2003, the Bank serviced $755,867,000 in loans for others, a 45% increase from $521,449,000 in loans serviced as of June 30, 2002.

Other operating income decreased by $87,000 or 8% for the first six months of 2003, with operating income of $948,000 for the first six months of 2003, compared with the $1,035,000 for the same period in 2002. This decrease is primarily due to a reduction in fee income associated with the Bank’s strategy of providing Bank customers having non-Bank money market deposits the opportunity to move the funds back to the Bank’s money market funds, thereby providing a new source of funding. The strategy, instituted by the Bank in late 2002, allows customers to relocate deposits from non-Bank money market funds into Bank money market deposits, at yields similar to those paid by the non-Bank money market funds, thereby reducing fees earned on the non-Bank balances, while providing an expanded source of funding.

For the three months ended June 30, 2003, total other income increased by $2,196,000 or 42%. The largest increase was in gains on the sale of residential mortgage loans, up $1,990,000 or 124%, from $1,599,000 in 2002 to $3,589,000 for the second quarter of 2003. This growth is directly related to the increased residential mortgage loan sale activity discussed previously. Fees for trust services increased by $205,000 or 10% from $2,131,000 to $2,336,000 and other service charges, commissions and fees increased by 28% or $138,000 from $496,000 to $634,000, reflecting increased revenues from increased volumes of loans being serviced for others. Other operating income was down by $188,000 or 32%, reflecting decreased fee income as discussed in the previous paragraph.

Form 10-Q

NON-INTEREST EXPENSES

Total non-interest expense increased 25% for the first six months of 2003 to $18,029,000 from $14,417,000 for the first six months of 2002.

Salaries and wages grew $499,000 or 7%, from $7,403,000 for the six months ended June 30, 2002 to $7,902,000 for the same period in 2003. Regular salary expense, including regular, part time and overtime salaries and excluding incentive salaries, increased $483,000 or 8%, to $6,656,000 during the first six months of 2003 from $6,173,000 for the same period in 2002. This growth in regular salary expense was due primarily to increased overtime and part-time staff related to the increased volume of residential mortgage sales. Incentive salaries, tied to overall corporate profitability goals, were practically level with 2002, up $16,000 to $1,246,000 from $1,230,000 for the six months ended June 30, 2002.

Employee benefits expenses increased $581,000 or 35% from $1,674,000 for the first six months of 2002 to $2,255,000 for the same period in 2003. A decline both in the market valuation of the pension plan’s assets, compared to previous periods, and a decline in the projected yields on such assets, caused a decrease in the earnings from the pension plan assets and an increase of $394,000 in the cost of the pension plan over the six months ended June 30, 2002. An economic environment at current levels in future periods, producing lower yields on the pension plan’s assets, could result in additional increases to the pension expense in future periods.

Occupancy expense increased $50,000 or 5%, from $961,000 for the first six months of 2002 to $1,011,000 for the first six months of 2003, due primarily to increased costs associated with maintaining the Corporation’s facilities.

Furniture, fixtures and equipment expense increased $10,000 or 1% from $902,000 for the first six months of 2002 to $912,000 for the same period in 2003.

Amortization of mortgage servicing rights increased $1,694,000 or 440%. Of this increase, $350,000 was due to the writedown of impaired MSRs, during the second quarter of 2003. No such impairment was reported for 2002. In addition to the impairment in 2003, the continued low interest rate environment is a catalyst to continued refinancing of residential mortgage loans. As existing residential mortgage loans, which are part of the Bank’s mortgages servicing portfolio, are repaid as a part of the refinancing transactions, the balance of the respective MSRs must be written off, as new MSR’s related to the new loans are recorded. The large amount of refinancing activity in the first half of 2003, compared to the same period last year, is also responsible for this increase in amortization of MSRs in 2003, compared to the first six months of 2002.

Other operating expenses increased $778,000 or 25%, from $3,092,000 for the first six months of 2002 to $3,870,000 for the first six months of 2003. Of this increase, $687,000 is directly related to the mortgage sale activity, such as extra help, appraisal fees, filing and recording fees and loan pair off fees. Exclusive of these increases, other operating expenses

Form 10-Q

grew 1% over the same period last year.

For the three months ended June 30, 2003, total other operating expenses increased by $1,656,000 or 22%, from $7,515,000 for the first six months of 2002 to $9,171,000 for the same period in 2003. Salary and wages decreased by $47,000 or 1%, from $3,763,000 for 2002 to $3,716,000 for the same period in 2003. A decrease in incentive based salaries for the second quarter of 2003, compared to the second quarter of 2002, is primarily responsible for this decrease. Employee benefits increased $369,000 or 54%, from $683,000 to $1,052,000, reflecting the rising cost of the Corporation’s pension plan. Amortization of mortgage servicing rights increased by $910,000 or 236%, from $385,000 in 2002 to $1,295,000 for the second quarter of 2003. Included in 2003’s expenses is a charge of $350,000 to record impairment in the MSR portfolio for the second quarter of 2002. The growth in refinancing of residential mortgage loans, compared to the same quarter in 2002, is also responsible for the increase in MSR amortization. Other operating expenses increased by $427,000 or 24% from $1,744,000 for the second quarter of 2002 to $2,171,000 for the same quarter in 2003. Increased expenses associated with the expanded residential mortgage loan sales are primarily responsible for this increase from period to period.

APPLICABLE INCOME TAXES

Federal income taxes from continuing operations for the first six months of 2003 were $3,008,000 compared to $2,513,000 for the first six months of 2002. This represents an effective tax rate for each six-month period ended June 30, 2003 and 2002 of 35.0% and 34.2%, respectively.

FINANCIAL CONDITION

Total assets increased 2% from $577,242,000 at December 31, 2002 to $586,273,000 as of June 30, 2003. Total assets grew 16% or $80,246,000 from $506,027,000 as of June 30, 2002.

Outstanding earning assets increased 1% to $526,189,000 as of June 30, 2003 from $520,956,000 as of December 31, 2002. The Bank’s outstanding loan portfolio increased 4%, to $486,529,000 at June 30, 2003 from $467,197,000 as of December 31, 2002. Outstanding loans increased by 15%, from $423,589,000 as of June 30, 2002. Outstanding consumer loans of $20,163,000 at June 30, 2003 decreased by 18% from consumer loan balances of $24,537,000 as of December 31, 2002 and 23% from the outstanding balance of $26,296,000 as of June 30, 2002. A continued decrease in the balance of purchased dealer automobile paper, the result of continued strong competition from automobile manufacturers, combined with a reduction in fixed rate home equity loans, as borrowers chose to add these balances to their refinanced first mortgage loans are, the primary reasons for the decrease at June 30, 2003, compared to both periods. Outstanding commercial loans at June 30, 2003 were $176,546,000, a 4% increase in commercial loan balances of $170,114,000 at December 31, 2002 and a 22% increase over $144,881,000 at June 30, 2002. Outstanding real estate loans were $267,713,000 at June 30, 2003, a 10% increase from $244,092,000 in outstanding real estate loans at December 30, 2002 and a 14% increase over $234,874,000 in outstanding real estate loans as of June 30, 2002. The primary reason for this increase over both periods was growth in the Bank’s real estate lending, including construction loans, commercial mortgage loans,

Form 10-Q

home equity lines of credit and second mortgages. Loans held for sale decreased 20% from $27,604,000 at December 31, 2002 to $22,107,000 at June 30, 2003, which is a 26% increase over $17,538,000 as of June 30, 2002. The large growth from June 2002 to June 2003 reflects the increase in residential loan sale activity over the last twelve months. The decrease from December 2002 to June 2003 is a result of the loans held for sale on the Bank’s books, waiting funding by their respective investors.

The Bank’s investment portfolio, having a market value of $22,776,000 at June 30, 2003, increased 2% from a market value of $22,242,000 at December 30, 2002 and decreased 6% from $24,124,000 as of June 30, 2002.

The Corporation has chosen to include all of its investment securities in the available-for-sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added to or deducted from the Corporation’s total equity on the balance sheet. As of June 30, 2003, the investment portfolio had an unrealized loss of $151,000, compared to an unrealized gain of $348,000 as of December 31, 2002. The unrealized investment depreciation, net of deferred income tax benefit, decreased the Corporation’s shareholders’ equity on the balance sheet by $97,000 as of June 30, 2003.

Federal funds sold outstanding amounted to $16,600,000,000 as of June 30, 2003, a 176% increase over $6,000,000 in federal funds sold at December 31, 2002. There were no federal funds sold as of June 30, 2002. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs and borrowing from the Federal Home Loan Bank of Pittsburgh (“the FHLB”).

Both nonperforming assets and nonperforming loans amounted to $44,000 at June 30, 2003, a 2% decrease from $45,000 at December 30, 2002 and a 64% decrease from the nonperforming assets and loans of $123,000 at June 30, 2002. There were no Other Real Estate Owned (“OREO”) balances on the Bank’s books at June 30, 2003, December 30, 2002 or June 30, 2002.

As of June 30, 2003 and 2002, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower’s ability to comply with the loan repayment terms.

As a part of its sale of residential mortgage loans in the secondary market, for those loans sold with the loan servicing retained by the Bank, the Bank records MSRs as an asset. The MSRs are amortized over the expected lives of the respective mortgage loans and are tested for potential impairment in the MSR portfolio on a quarterly basis. Due to the

Form 10-Q

recent lower interest rate environment, the Corporation has significantly increased its residential mortgage origination and sale activity, primarily through the refinancing of existing loans, thereby replacing MSR balances and, in some cases, increasing the balances of MSRs being recorded on its books. The testing of the MSR portfolio as of June 30, 2003 determined that the MSR portfolio had an impairment of $350,000. The MSR portfolio was written down by $350,000 in the second quarter of 2003. Since much of the refinancing activity has come from existing loans being serviced by the Bank for others, the amount of amortization of MSRs has significantly increased and, along with the $350,000 impairment reduction in the MSR portfolio, is directly responsible for a net decrease of $387,000 in MSR balances from $3,956,000 as of December 31, 2002 to $3,569,000 as of June 30, 2003. MSR balances have increased 9% from $3,283,000 as of June 30, 2002, reflecting the increased refinancing activity over the past twelve months. MSRs are recorded on the Bank’s books at values determined by reviewing the current value of MSRs in the mortgage servicing market. The current value of new MSRs being recorded, as loans are sold with servicing retained, is reviewed periodically and any adjustment to the initial basis point values being recorded is done in a timely manner. The balance of residential mortgage loans serviced for others amounted to $715,075,000, $606,657,000 and $489,651,000 as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively. Periodically, the book value of the balance of the MSRs on the Bank’s books is tested for potential impairment. In future periods, should any impairment be determined, the MSR balances would be written down against current Corporation earnings.

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

Total deposits increased 6% to $513,905,000 as of June 30, 2003 from $483,620,000 as of December 31, 2002. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances of $489,191,000 at June 30, 2003 increased 20% from the average outstanding deposits of $408,800,000 for the same period in 2002. Average savings balances increased 16% or $6,843,000 to $48,916,000 for the first six months of 2003, compared to $42,073,000 for the same period in 2002. Money market account balances increased 39% or $22,764,000 from $58,607,000 in average daily outstanding balances for the six months ended June 30, 2002 to $81,371,000 for the same period in 2003. This significant increase is primarily due to a program developed by the Bank during 2002 to bring off-balance sheet investments of Bank customers back into the Bank's money market accounts. Average

Form 10-Q

outstanding NOW account balances increased 11% or $12,173,000, from $113,167,000 for the first six months of 2002 to $125,340,000 for the same period in 2003. Non-interest bearing demand deposit average outstanding balances grew 13% or $15,519,000 from $121,414,000 for the six months ended June 30, 2002 to $136,933,000 for the same period in 2003. Average outstanding CD balances increased 31% or $23,092,000 from $73,539,000 in average outstanding balances for the first six months of 2002 to $96,631,000 for the same period in 2003.

Strong deposit growth was used to repay a $20,000,000 short-term loan from the FHLB during the first quarter of 2003. Therefore, there were no short-term borrowings as of June 30, 2003, compared to $20,000,000 as of December 30, 2002 and $21,000,000 as of June 30, 2002.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2003 were $198,372,000.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2003 amounted to $10,182,000.

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

Form 10-Q

INTEREST RATE SENSITIVITY ANALYSIS
as of June 30, 2003

(dollars in thousands)	0 to 30 Days	30 to 90 Days	91 to 180 Days	181 to 365 Days	Over 1 Year	Non-Rate Sensitive	Total

Assets:
Interest-bearing deposits with other banks	$284	$—	$—	$—	$—	$—	$284
Federal funds sold	16,600	—	—	—	—	—	16,600
Investment securities	2,011	9,021	8,472	1,563	1,495	214	22,776
Loans	261,413	24,176	22,663	20,158	157,524	(6,577)	479,357
Cash and due from banks	—	—	—	—	—	39,363	39,363
Other assets	—	—	—	—	—	27,893	27,893

Total assets	$280,308	$33,197	$31,135	$21,721	$159,019	$60,893	$586,273

Liabilities and shareholders’ equity:
Demand, noninterest-bearing	$7,592	$15,183	$5,028	$10,057	$80,452	$35,208	$153,520
Savings deposits	14,194	28,385	11,851	23,701	185,518	—	263,649
Time deposits	13,014	11,363	10,489	24,777	37,093	—	96,736
Other liabilities	—	—	—	—	—	9,699	9,699
Shareholders’ equity	551	1,101	1,652	3,304	39,650	16,411	62,669

Total liabilities and shareholders’ equity	$35,351	$56,032	$29,020	$61,839	$342,713	$61,318	$586,273

Gap	$244,957	($22,835)	$2,115	($40,118)	($183,694)	($425)	—
Cumulative gap	$244,957	$222,122	$224,237	$184,119	$425	—	—
Cumulative earning assets as a ratio of interest bearing liabilities	793%	343%	286%	201%	100%	100%	—

In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management’s experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset

Form 10-Q

rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of June 30, 2003, based on the results from the simulation models, the amount of the Bank’s interest rate risk was within the acceptable range as established by the Bank’s asset/liability policy.

CAPITAL RESOURCES

Total consolidated shareholders equity of the Corporation was $62,669,000, or 10.7% of total assets, as of June 30, 2003, compared to total shareholders equity of $62,607,000, or 10.8% of total assets, as of December 31, 2002. As of June 30, 2002, shareholders’ equity was $60,603,000, or 12.0% of total assets. The Corporation’s risk weighted Tier I capital ratio was 11.30% as of June 30, 2003 compared to 11.67% and 12.19% at December 31, 2002 and June 30, 2002, respectively. The respective Tier II ratios were 12.51%, 12.86% and 13.34%. Both the Corporation and the Bank exceed the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented. During the first six months of 2003, the Corporation declared its regular dividend of $0.40 per share, a 5% increase over $0.38 per share declared during the first six months of 2002.

During the first half of 2003, the Corporation repurchased 49,500 shares of treasury stock for $1,827,000 or an average purchase price of $36.90 per share.

Form 10-Q

Item 3.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISKS

There has been no material change in the Corporation’s assessment of its sensitivity to market risks since its presentation in the 2002 Annual Report and Form 10-K filed with the SEC.

Form 10-Q

Item 4.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
CONTROLS AND PROCEDURES

As of the end of the period covered by the report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, Joseph W. Rebl, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

As of the date of this report, there have not been any significant changes to the Corporation’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the evaluation.

Form 10-Q

PART II. OTHER INFORMATION

June 30, 2003

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

The Corporation held its Annual Meeting of Shareholders on April 15, 2003.

1. The shareholders elected two (2) nominees as Class I directors to the board of directors for a four (4) year term:

Director	For	Withheld	Broker Non-votes
Nancy J. Vickers	3,847,209	19,345	0
Thomas A. Williams	3,653,016	213,538	0

The following directors continued in office after the Annual Meeting: Robert L. Stevens, B. Loyall Taylor, Jr., Warren W. Deakins, Wendell F. Holland, Frederick C. Peters II, William Harral, III and Francis J. Leto.

2. The shareholders ratified the appointment of PricewaterhouseCoopers, LLP as the

Form 10-Q

independent certified public accountants for the Corporation:

For	Against	Withheld	Broker Non-Votes
3,695,239	164,335	6,980	0

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)          Exhibits

Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)          Reports on Form 8-K

The following report on Form 8-k was filed by the Corporation during the quarter ended June 30, 2003: Current Report on Form 8-K dated and filed April 15, 2003 Item 7 and Item 9

Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: August 13, 2003	By:	/s/ FREDERICK C. PETERS II

Frederick C. Peters II President & Chief Executive Officer

Date: August 13, 2003	By:	/s/ JOSEPH W. REBL

Joseph W. Rebl Treasurer and Assistant Secretary

Form 10-Q

Index to Exhibits

a)          Exhibits

Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                       the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                       the Sarbanes-Oxley Act of 2002.

Form 10-Q