Form 10-Q
period 2003-09-30
BRYN MAWR BANK CORP
filed 2003-11-13
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2003

Commission File Number 0-15261

Bryn Mawr Bank Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2434506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania	19010
(Address of principal executive offices)	(ZipCode)

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2003
Common Stock, par value $1	8,669,374

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)

Unaudited

	Nine Months Ended September 30
	2003	2002**
Interest income:
Interest and fees on loans	$21,218	$20,946
Interest on federal funds sold	81	73
Interest on interest bearing deposits with banks	25	34
Interest and dividends on investment securities:
U.S. Government Agency securities	566	753
Obligations of states and political subdivisions	40	34
Dividend income	26	47

Total interest and dividend income	21,956	21,887
Interest expense on deposits	3,252	2,936
Interest expense on short-term borrowings	9	320

Total Interest expense	3,261	3,256

Net interest income	18,695	18,631
Loan loss provision	667	750

Net interest income after loan loss provision	18,028	17,881

Non-interest Income
Fees for Trust services	7,072	6,448
Service charges on deposits	1,440	1,343
Other service charges, commissions and fees	1,867	1,233
Net gain on sale of loans	9,699	5,410
Other operating income	1,695	1,619

Total non-interest income	21,773	16,053

Non-interest expenses:
Salaries and wages	12,261	11,545
Employee benefits	3,368	2,521
Occupancy and bank premises	1,506	1,473
Furniture, fixtures, and equipment	1,342	1,337
Amortization of mortgage servicing rights	2,576	844
Other operating expenses	5,716	4,828

Total non-interest expenses	26,769	22,548

Income from continuing operations before income taxes	13,032	11,386
Applicable income taxes	4,501	3,905

Income from continuing operations	8,531	7,481
(Loss) income from discontinued operations, net of taxes	(1,970)	56

Net Income	$6,561	$7,537

Earnings per common share:***
Income from continuing operations	$0.99	$0.86
(Loss) income from discontinued operations, net of taxes	$(0.23)	$0.01

Net Income	$0.76	$0.87
Diluted earnings per common share:***
Income from continuing operations	$0.97	$0.85
(Loss) income from discontinued operations, net of taxes	$(0.22)	$0.01

Net Income	$0.75	$0.86
Cash dividends declared per share ***	$0.30	$0.285

Weighted-average shares outstanding	8,654,032	8,705,962
Dilutive potential common shares	139,776	131,840

Adjusted weighted-average shares	8,793,808	8,837,802

The accompanying notes are an integral part of the consolidated financial statements.

*	Except for share and per share data.
**	Reclassified for comparative purposes.
***	Restated for 2 for 1 stock split effective October 01, 2003

Form 10-Q

FINANCIAL STATEMENTS

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)

Unaudited

	Three Months Ended September 30
	2003	2002**
Interest income:
Interest and fees on loans	$7,195	$7,195
Interest on federal funds sold	24	10
Interest on interest bearing deposits with banks	3	15
Interest and dividends on investment securities:
U.S. Government Agency Securities	161	224
Obligations of states and political subdivisions	30	5
Dividend income	2	12

Total interest income	7,415	7,461

Interest expense on deposits	1,066	962
Interest expense on short-term borrowings	0	127

Total Interest expense	1,066	1,089

Net interest income	6,349	6,372
Loan loss provision	167	250

Net interest income after loan loss provision	6,182	6,122

Non-interest Income
Fees for Trust services	2,411	2,214
Service charges on deposits	480	451
Other service charges, commissions and fees	635	471
Net gain on sale of loans	2,711	2,330
Other operating income	747	584

Total other income	6,984	6,050

Non-interest expenses:
Salaries and wages	4,360	4,142
Employee benefits	1,113	847
Occupancy and bank premises	494	512
Furniture, fixtures, and equipment	430	435
Amortization of mortgage servicing rights	497	459
Other operating expenses	1,845	1,736

Total other expenses	8,739	8,131

Income from continuing operations before income taxes	4,427	4,041
Applicable income taxes	1,494	1,392

Income from continuing operations	2,933	2,649
Income from discontinued operations, net of taxes	150	23

Net Income	$3,083	$2,672

Earnings per common share ***
Income from continuing operations	$0.34	$0.30
Income from discontinued operations, net of taxes	$0.02	$0.00

Net Income	$0.36	$0.30
Diluted earnings per common share ***
Income from continuing operations	$0.33	$0.30
I+A139ncome from discontinued operations, net of taxes	$0.02	$0.00

Net Income	$0.35	$0.30
Cash dividends declared per share***	$0.10	$0.095

Weighted-average shares outstanding	8,646,352	8,774,354
Dilutive potential common shares	177,656	167,760

Adjusted weighted-average shares	8,824,008	8,942,114

The accompanying notes are an integral part of the consolidated financial statements.

*	Except for share and per share data.
**	Reclassified for comparative purposes.
***	Restated for 2 for 1 stock split effective October 01, 2003

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

Unaudited

	September 30, 2003	December 31, 2002*	September 30, 2002*
Assets

Cash and due from banks	$33,525	$34,284	$30,643
Interest bearing deposits with banks	504	25,517	555
Federal funds sold .	—	6,000	1,000
Investment securities available for sale, at market (amortized cost of $24,972, $21,894 and $21,864 as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively)	24,987	22,242	22,248
Loans:
Consumer	20,443	24,537	26,343
Commercial	187,215	170,114	148,354
Real estate	281,386	244,942	236,432
Loans held for sale,at lower of cost or market	8,183	27,604	38,249

Total loans	497,227	467,197	449,378
Less: Allowance for loan losses	(6,615)	(6,114)	(5,806)
Net deferred loan fees	(622)	(394)	(455)

Net loans	489,990	460,689	443,117

Premises and equipment, net	12,739	12,160	12,129
Accrued interest receivable	2,263	2,118	2,178
Deferred federal income taxes	1,539	863	565
Mortgage servicing rights	4,263	3,956	3,649
Other assets	7,181	5,747	5,183
Assets of discontinued operations held for sale	—	3,666	4,137

Total assets	$576,991	$577,242	$525,404

Liabilities

Deposits:
Demand, noninterest-bearing	$135,279	$141,502	$122,294
Savings	262,636	246,249	218,463
Time	95,350	95,869	93,060

Total deposits	493,265	483,620	433,817

Borrowed funds	8,000	20,000	20,000
Other liabilities	10,459	11,012	10,811
Liabilities of discontinued operations	—	3	3

Total liabilities	511,724	514,635	464,631

Shareholders’ equity ***

Common stock, par value $1; authorized 25,000,000 shares; issued 11,127,632, 5,541,108 and 5,535,808 shares as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively and outstanding of 8,663,374, 4,356,474 and 4,351,174 shares as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively	11,128	5,541	5,536
Paid-in capital in excess of par value	6,357	11,243	11,044
Accumulated other comprehensive income net of taxes	(176)	41	254
Retained earnings	67,352	63,389	61,546

	84,661	80,214	78,380

Less: Common stock in treasury at cost — 2,464,258, 1,184,634 and 1,184,634 shares as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively	(19,394)	(17,607)	(17,607)

Total shareholders’ equity	65,267	62,607	60,773

Total liabilities and shareholders’ equity	$576,991	$577,242	$525,404

*	Reclassified for comparative purposes.
***	Restated for 2 for 1 stock split effective October 01, 2003

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

Unaudited

	Nine Months Ended September 30
	2003	2002*
Operating activities:
Net Income from continuing operations	$8,531	$7,481
Adjustments to reconcile net income from continuing operations to net cash (used) provided by operating activities:

Provision for loan losses	667	750
Provision for depreciation and amortization	1,039	1,040
Loans originated for resale	(570,110)	(346,681)
Proceeds from loans sold	581,442	330,399
Gain on sale of loans	(9,699)	(5,410)
Provision for deferred income taxes (benefit)	(649)	43
Change in tax receivable	—	1,735
Change in accrued interest receivable	(145)	44
Change in accrued interest payable	603	(857)
Changes in mortgage servicing rights	(307)	(1,443)
Other	(1,908)	2,280

Net cash provided (used) by operating activities	9,464	(10,619)

Investing activities:
Purchases of investment securities	(21,002)	(10,349)
Proceeds from maturity and calls of fixed income securities	17,934	13,951
Porceeds from sale of fixed income securities	0	337
Loan originations, net	(31,600)	(26,043)
Loans purchased (dealer loans)	0	(211)
Purchases of premises and equipment	(1,588)	(732)

Net cash (used) by investing activities	(36,256)	(23,047)

Financing activities:
Net increase in demand and savings deposits	10,165	25,340
Net (decrease) increase in time deposits	(519)	17,417
Dividends paid	(2,598)	(2,514)
Repayment of mortgage debt	(513)	(34)
Purchases of treasury stock	(1,787)	(6,135)
Proceeds from issuance of common stock	576	3,117
Net (decrease) increase in borrowed funds	(12,000)	0

Net cash (used) provided by financing activities	(6,676)	37,191

Net cash (used) provided by continued operations	(33,468)	3,525

Net cash (used) by discontinued operations	1,696	0

Decrease in cash and cash equivalents	(31,772)	3,525
Cash and cash equivalents at beginning of period	65,801	28,673

Cash and cash equivalents at end of period	$34,029	$32,198

Supplemental cash flow information:
Income taxes paid	$5,445	$2,200
Interest paid	$2,665	$4,113

*	Reclassified for comparative purposes.

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net Income	$3,083	$2,672	$6,561	$7,537
Other comprehensive income:
Unrealized holding (losses) gains on available-for-sale securities	(134)	12	(331)	(31)
Deferred income tax (benefit) expense on unrealized holding (losses) gains on available for sale securities	(46)	4	(114)	(11)

Comprehensive net income	$2,995	$2,680	$6,344	$7,517

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 AND 2002

(Unaudited)

1. Unaudited Interim Results:

The consolidated balance sheets of Bryn Mawr Bank Corporation (the “Corporation”) as of September 30, 2003 and 2002, the related consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002, the related consolidated statements of income for the three month and nine month periods ended September 30, 2003 and 2002 and the related consolidated statements of comprehensive income for the three month and nine month periods ended September 30, 2003 and 2002 are all unaudited.

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

2. Earnings Per Common Share:

Reference is made to Note #12, Stock Option Plan (the “Plan”), in the Notes to Consolidated Financial Statements in the Corporation’s 2002 Annual Report incorporated in the 2002 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three-month and nine-month periods ended September 30, 2003.

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

As a part of the acquisition of Joseph W. Roskos & Co. (“JWR&Co.”) in 1999, the Corporation recorded goodwill of $3,300,000. In compliance with SFAS No. 142, the amortization of the balance of goodwill as of December 31, 2001 of $2,805,000 was discontinued. During the fourth quarter of 2002 an additional $400,000 of goodwill amortization was booked reducing the balance of goodwill to $2,405,000. The discontinued operations reported a net profit for the first nine months of 2002 of $56,000 compared to a net loss of for the first nine months of 2003 of $1,970,000. During 2003, Corporation management determined that JWR&Co. was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family business office services through JWR&Co. Therefore, the Corporation sold substantially all of the assets of JWR&Co. to Private Family Office, Inc. which is owned by Robert M. Fedoris, former president of JWR&Co. (the “Asset Sale”). The balance of goodwill was written-off as a result of the Asset Sale. There was no goodwill recorded on the Corporation’s books as of September 30, 2003. The Asset Sale was accomplished on August 1, 2003 effective as of June 30, 2003.

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

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The Corporation does not presently hold derivative instruments on its balance sheet and does not participate in hedging activities. Therefore, the adoption of SFAS No. 149 will not have a material impact on the financial condition or results of operations of the Corporation.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics

Form 10-Q

of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Corporation has no financial instruments, other than common stock outstanding and, therefore, the adoption of SFAS No. 150 will not have a material impact on the financial condition or results of operations of the Corporation.

5. Loans:

The Bryn Mawr Trust Company (the “Bank”) recognizes interest income on loans performing satisfactorily on the accrual method of accounting. Non-performing loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due, which are deemed to be problem loans by management. All non-performing loans, except consumer loans, which may be considered for charge-off when greater than 90 days past due, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed non-performing is deducted from interest income. Smaller balance, homogeneous loans, exclusively consumer loans, when included in non-performing loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income. The charge-off policy for all loans, including non-performing and impaired loans, considers such factors as the type and size of the loan, the quality of the collateral, and historical creditworthiness of the borrower in management’s assessment of the collectiblity of such loans.

As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers the ability of the borrower to continue to meet the original contractual terms of a loan. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments, that is a temporary delay in the payment process of a loan. Under these circumstances, the Corporation’s subsidiary, the Bank, expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

When a borrower is deemed to be unable to meet the original terms of a loan, a loan may be considered impaired or could be restructured. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a non-performing and an impaired loan. All of the Bank’s impaired loans, which amounted to $165,000, $209,000 and $206,000 at September 30, 2003, December 31, 2002 and September 30, 2002, respectively, were placed on nonaccrual status when they were delinquent for greater than 90 days, and any outstanding accrued interest receivable on such loans, except for consumer loans, at the time they were placed on nonaccrual status, was reversed from income.

Form 10-Q

Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan’s initial effective interest rate or at the loan’s market price or fair value of the collateral, if the loan is collateral dependent. As of September 30, 2003, one loan amounting to $75,000 was measured using the present value of expected future cash flows. As of December 31, 2002 and September 30, 2002, no impaired loans were measured using the present value of expected future cash flows or the loan’s market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan’s collateral amounted to $91,000, $209,000, and $206,000, as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. As of September 30, 2003, December 31, 2002 and September 30, 2002, there were no impaired loans for which it was necessary to establish an impairment reserve. Impaired loans for which no loan loss allowance was allocated amounted to $165,000, at September 30, 2003 and $209,000 at December 31, 2002 and $206,000 at September 30, 2002. Average impaired loans for the nine-month period ended September 30, 2003, year ended December 31, 2002 and September 30, 2002 amounted to $97,000, $90,000 and $49,000, respectively.

When a loan is put on a nonaccrual status, any loan payment subsequently collected is credited to reduce the outstanding principal balance. Therefore, no interest income was reported on nonaccrual loans during either nine-month period ended September 30, 2003 or 2002. Loans may be removed from nonaccrual status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least nine months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no nonaccrual loans were removed from nonaccrual status, during the first nine months of 2003, while $36,000 in impaired loans were paid off during the first nine months of 2002.

Form 10-Q

6. Allowance for Loan Losses:

The summary of changes in the allowance is as follows:

	Nine months-ended September 30,		Year ended December 31,
	2003	2002	2002
Balance, beginning of period	$6,114	$4,928	$4,928
Charge-offs:
Consumer	(81)	(43)	(68)
Commercial and industrial	(112)	0	0

Total charge-offs	(193)	(43)	(68)

Recoveries:
Consumer	26	23	24
Commercial and industrial	0	148	220
Real estate	1	0	10

Total recoveries	27	171	254

Net (charge-offs) / recoveries	(166)	128	186
Provision for loan losses	667	750	1,000

Balance, end of period	$6,615	$5,806	$6,114

Form 10-Q

7. Segment Information:

The Corporation’s principal operating segments are structured around the finanical services provided to its customers. The Banking segment gathers deposits and makes funds available for loans to its customers. The Bank’s Investment Management and Trust segment (“Wealth”) provides both corporate and individual investment management and trust products and services. The Bank’s Mortgage Banking segment originates and sells residential mortgage loans to the secondary mortgage market. Bryn Mawr Bank Corporation and all other subsidiaries are aggregated under the “All Other” heading.

Segment information for the nine months ended September 30, 2003 and 2002 is as follows:

	Banking	Wealth	2003 Mortgage Banking	All Other	Consolidated	Banking	Wealth	2002*** Mortgage Banking	All Other	Consolidated
Net interest income	$18,659	$—	$—	$36	$18,695	$18,610	$—	$—	$21	$18,631
Less Loan loss provision	667	—	—	—	667	750	—	—	—	750

Net interest income after loan loss provision	17,992	—	—	36	18,028	17,860	—	—	21	17,881
Intersegment interest (revenues) expenses*	7	—	—	(7)	—	3	—	—	(3)	—

Net interest income after loan loss provision and eliminations	17,999	—	—	29	18,028	17,863	—	—	18	17,881
Other income:
Fees for investment management and trust services	—	7,072	—	—	7,072	—	6,448	—	—	6,448
Other income	2,743	—	11,408	550	14,701	2,587	3	6,454	561	9,605

Total other income	2,743	7,072	11,408	550	21,773	2,587	6,451	6,454	561	16,053

Other expenses:
Salaries and benefits	9,813	3,529	2,012	275	15,629	9,270	3,344	1,104	348	14,066
Occupancy	2,265	464	193	(74)	2,848	2,284	445	128	(47)	2,810
Mortgage Servicing Rights amortization	—	—	2,576	—	2,576			844		844
Other operating expense	3,264	712	1,639	101	5,716	3,108	653	768	299	4,828

Total other expense	15,342	4,705	6,420	302	26,769	14,662	4,442	2,844	600	22,548

Segment profit (loss) from operations	5,400	2,367	4,988	277	13,032	5,788	2,009	3,610	(21)	11,386

Intersegment (revenues) expenses **	214	—	—	(214)	—	123	—	—	(123)	—

Segment profit (loss) from continuing operations after eliminations	5,614	2,367	4,988	63	13,032	5,911	2,009	3,610	(144)	11,386

Segment (loss) profit from discontinued operations after eliminations	—	—	—	(1,798)	(1,798)	—	—	—	86	86

Segment profit after eliminations	$5,614	$2,367	$4,988	$(1,735)	$11,234	$5,911	$2,009	$3,610	$(58)	$11,472

% of segment profit (loss)	50%	21%	44%	(15)%	100%	52%	18%	31%	(1)%	100%

*-	Bryn Mawr Finance, Inc. provides intercompany financing to The Bryn Mawr Trust Company and other subsidiaries of the Corporation. Intersegment interest revenues and expenses consist of interest payments made by The Bryn Mawr Trust Company to various Corporation subsidiaries.
**-	Intersegment revenues consist of rental payments to Bryn Mawr Bank Corporation from its subsidiaries, and insurance commissions paid by the Bank to Insurance Counsellors of Bryn Mawr, Inc. Intersegment expenses consist of a $3,750 management fee, paid by Bryn Mawr Bank Corporation to the Bank.
***-	Reclassified for comparative purposes.

Form 10-Q

Item 2.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the “Corporation”) for the nine months ended September 30, 2003 and 2002, as well as the financial condition of the Corporation as of September 30, 2003, December 31, 2002 and September 30, 2002. The Bryn Mawr Trust Company (the “Bank”) and Joseph W. Roskos & Co., Inc. (“JWR&Co”) are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”) and Bryn Mawr Settlement Services, Inc (“BMSS”) are wholly-owned subsidiaries of the Bank and Bryn Mawr Finance, Inc (“BMF”) is a wholly-owned subsidiary of JWR&Co.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward- looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statement due to a variety of factors, including without limitations:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

Form 10-Q

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	any extraordinary events (such as the September 11, 2001 events and the U.S. Government’s response to those events);

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s continued ability to originate and sell residential mortgage loans;

•	the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

Form 10-Q

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

In December 2001, the Corporation adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In compliance with SFAS No. 142, the Corporation ceased amortizing goodwill. During 2003, Corporation management determined that JWR&Co. was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family office services through JWR&Co. Therefore, the Corporation sold substantially all of the assets of JWR&Co. to Private Family Office, Inc. which is owned by Robert M. Fedoris, former president of JWR&Co. (the “Asset Sale”). The Asset Sale was accomplished on August 1, 2003 effective as of June 30, 2003. As of the effective date of the Asset Sale, all goodwill and certain other intangible assets of JWR&Co. were transferred to Private Family Office, Inc. and there is no goodwill remaining on the books of the Corporation.

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

As a part of its Mortgage Banking segment’s loan servicing business, the Bank records the value of mortgage servicing rights (“MSRs”) as an asset at the time of the sale of loans on which servicing is retained by the Bank. MSRs are amortized over the anticipated life of the respective loans being serviced. When loans are paid off, any unamortized balances of the respective MSRs are written off against the Bank’s current net income. Periodically, an independent valuation of the MSR balances on the Bank’s books is completed to determine if any impairment of the MSRs exists. Should any impairment of the MSRs exist, a valuation of allowance would be recorded. The Bank retained an independent firm to perform a valuation of the MSR’s as of September 30, 2003 (the “Valuation”). The Valuation

Form 10-Q

indicated that there was no impairment of the MSR portfolio as of September 30, 2003. The Valuation also indicated that, primarily due to an increase in residential mortgage interest rates from June 30, 2003 to September 30, 2003, the market value of the MSR portfolio increased sufficiently to allow for a full recovery in the third quarter of 2003 of a $350,000 impairment charge against earnings, taken in June 2003. No impairment allowance was considered necessary as of September 30, 2003.

DISCONTINUED OPERATIONS

On August 1, 2003, effective June 30, 2003, JWR&Co. sold substantially all of its assets, consisting of client accounts receivable and advances, fixed assets and prepaid expenses to Private Family Office, Inc. The Asset Sale price was $2,350,000. JWR&Co. received $400,000 in cash and three notes from Private Family Office, Inc., aggregating $1,950,000. The notes were for the accounts receivable, the fixed assets and prepaid expenses and for the goodwill represented the value of the associated intangible assets of the company. The intangibles included the value of the client list which was sold in the transaction. The note associated with the accounts receivable and client advances will be paid down from the proceeds of collected accounts receivable, with a maximum term of 6 months. The note associated with the fixed assets and prepaid expenses is for a 5-year term. The goodwill note has an amortization schedule of 15 years with a 10-year balloon payment. All three notes bear interest at a rate of 6%, with the goodwill note resetting after 7 years. There are no prepayment penalties on the notes. Private Family Office, Inc. is renting certain fixed assets and office space from the Bank.

Form 10-Q

As a result of Corporation management’s decision to accomplish the Asset Sale, the Corporation had long-lived assets meeting the criterion of SFAS No. 144 for being classified as available for sale on its balance sheet (“the “Long-Lived Assets”). Therefore, the Long-Lived Assets of JWR&Co. have been classified as assets of discontinued operations available for sale in the balance sheet and the revenues and expenses, the writedown of goodwill and other related disposal expenses have been classified as a (loss) income from discontinued operations, net of taxes in the respective statements of income. Following is a table outlining (1) the amounts of revenue, expenses and after-tax (losses) profits reported in the results from discontinued operations and (2) the non-recurring transactions impact, that are a result of the Asset Sale:

	(000) omitted For the Nine months ended
	2003	2002
Revenues of JWR&Co.	$773	$1,738
Expenses of JWR&Co.	1,173	1,652

Pre-tax (loss) income	(400)	86
Applicable income tax (Benefit)	(136)	30

(Loss) Income	(264)	56
Non-recurring transactions
Writedown of Goodwill	(1,005)	—
Accounts Receivable charge-off	(142)	—
Taxes	(320)	—
Other	(239)	—

Total of non-recurring	(1,706)	—

(Loss) Income from Discontinued operations	$(1,970)	$56

Reflecting the results of the (loss) income from discontinued operations, the Corporation reported net income of $6,561,000 for the nine months ended September 30, 2003, a 13% decrease from $7,537,000 reported for the same period in 2002. All share and per share data have been reclassified to reflect the effect of a two-for-one stock split, effective October 1, 2003. Earnings per common share on net income amounted to $.76, a 13% decrease from $.87 reported for the first nine months of 2002. Diluted earnings per common share on net income decreased 13% to $.75 for the nine months ended September 30, 2003 compared to $.86 for the same period in 2002.

For the three month period ending September 30,2003, net income was $3,083,000, a 15% increase from $2,672,000 reported for the third quarter of 2002. Earnings per common share on net income amounted to $.36, a 20% increase from $.30 reported for the third quarter of 2002. Diluted earnings per common share on net income increased 17% to $.35 for the three months ended September 30, 2003 compared to $.30 for the same period in 2002.

The loss per common share from discontinued operations amounted to $.23 for the first nine months of 2003, compared to a profit of $.01 for the same period in 2002. The loss per common share assuming dilution amounted to $.22 for the first nine months of 2003, compared to a profit of $.01 in 2002. For the three months ended September 30, 2003, income from discontinued operations was $150,000 or $.02 per common share and diluted common share, due to a reduction in the amount of goodwill written off as a part of the Asset Sale. Income from discontinued operations amounted to $23,000 for the three months ended September 30, 2002 and had no effect on either earnings per common share or diluted earnings per common share.

Form 10-Q

RESULTS OF CONTINUING OPERATIONS

The results of continuing operations will be discussed exclusive of the results from discontinued operations. The Corporation reported income from continuing operations of $8,531,000 for the nine months ended September 30, 2003, a 14% increase over $7,481,000 reported for the same period in 2002. Earnings per common share from continuing operations amounted to $.99, a 15% increase over $.86 reported for the first nine months of 2002. Earnings per common share assuming dilution from continuing operations increased 14% to $.97 for the nine months ended September 30, 2003 compared to $.85 for the same period in 2002.

For the three months ended September 30, 2003, income from continuing operations was $2,933,000, an 11% increase over $2,649,000 reported for the third quarter of 2002. Earnings per common share on continuing operations amounted to $.34, a 13% increase over $.30 for the same period in 2002. Earnings per common share from continuing operations assuming dilution amounted to $.33, a 10% increase over $.30 for the three months ended September 30, 2002.

The increase in earnings for the first nine months of 2003 over the same period in 2002 is primarily attributable to an increase in non-interest income, up $5,720,000 or 36% over the first nine months of 2002. This increase in non-interest income of $5,720,000 is due primarily to a $4,289,000 increase in the net gain on the sale of residential mortgage loans for the first nine months of 2003, compared to the same period in 2002. This is a result of increased loan sale activity associated with a large increase in mortgage loan refinancings.

The ability to originate and sell residential mortgage loans, including refinancing existing loan balances from higher to lower interest rates during a decreasing interest rate environment, provides a counter-cyclical source of additional non-interest revenue, offsetting a declining net interest margin, the result of the Corporation’s balance sheet being asset rate sensitive in a decreasing interest rate environment. In future periods, should interest rates begin to rise, the Corporation could benefit from its asset rate sensitivity, increasing its net interest margins, while decreasing its revenues from residential mortgage refinancing. However, in a rising interest rate environment, the possibility exists that the decrease in revenues from the sale of residential mortgage loans could be greater than the increase in net interest income caused by the rise in the respective rates of interest, thereby potentially having a detrimental impact on the Corporation’s net income.

While the trend in refinancing residential mortgage loan activity was strong, should interest rates remain at current levels, the possibility exists that the number of customers desiring to refinance residential mortgage loans could decrease. A potential decrease in residential mortgage loan refinances, prior to market interest rates moving upward, could have a detrimental impact on the Corporation’s net income, due to a potential decrease in revenues from this counter-cyclical activity, without a corresponding increase in the Corporation’s net interest income or net interest margin.

Form 10-Q

Net interest income, after the provision for loan loss, for the first nine months of 2003, was 1% higher than the first nine months of 2002. While net loan balances increased $46,873,000 or 11% from the same period in 2002, the lower interest rate environment that existed during the first nine months of 2003, compared to the same period in 2002, offset the effect of this increase on net interest income. The current trends of higher income from the gain on sale of loans and the lower levels of interest income on loans should reverse, as interest rates increase because these income generators are counter cyclical. Continued strong asset quality, with non-performing loans of 5 basis points for both September 30, 2003 and 2002, and 1 basis as of December 31, 2002 as well as the targeted loan loss reserve adequacy calculation set by management, has prompted the Corporation’s management to reduce its provision for loan losses to $667,000 for the first nine months of 2003, compared to $750,000 for the first nine months of 2002.

Average outstanding loan balances for the first nine months of 2003 grew 15% from average outstanding loan balances for the first nine months of 2002. Average other earning assets, primarily investments and federal funds sold decreased 9%. Funding the overall growth in average outstanding earning assets was a 15% increase in average outstanding deposits, which were up in all deposit categories. Average outstanding balances of non-interest bearing demand deposit accounts increased 14%, NOW accounts 10%, market rate accounts 38% and savings accounts 16%. The average outstanding balances of certificates of deposit (“CDs”) increased 30%. This growth in average outstanding deposits allowed the average outstanding balances of short-term borrowings to be lowered by 97%, from $20,360,000 for the first nine months of 2002 to $663,000 for the same period in 2003.

The Wall Street Journal prime rate decreased by 75 basis points from 4.75% at September 30, 2002 to 4.00% at September 30, 2003, however the Bryn Mawr Trust Company prime rate decreased 50 basis points from 4.75% at September 30, 2002 to 4.25% at September 30, 2003. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. The overall annualized yield on earning assets decreased by 90 basis points, from 6.5% at September 30, 2002 to 5.6% for the same period in 2003, due to the decline in the interest rates during this period. Compared to the first nine months of 2002, the average cost of funds decreased 12 basis points, from 1.00% in 2002 to .88% in 2003. The overall result was a decline in the Bank’s annualized net interest margin, to 4.77% for the first nine months of 2003 compared to 5.48% for the same period in 2002. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties, related to potential changes in interest rates that will have or are reasonably likely to have a material effect on the Corporation’s liquidity, capital resources or results of operations in the future. However, as discussed previously, a

Form 10-Q

continued lower market rate environment, thereby holding the Corporation’s ability to increase its net interest margin and related net interest income, combined with a decrease in the number of loan customers seeking refinancing opportunities, lowering the gains on the respective residential loan sales in the secondary market, could cause an adverse effect on the Corporation’s results of operations.

NET INTEREST INCOME

For the nine months ended September 30, 2003, net interest income of $18,695,000 was practically even with $18,631,000 reported for the same period in 2002. Primarily the result of an 11% increase in outstanding loans from September 30, 2002 to September 30, 2003, partially offset by a decrease in the prime rate during the same period, total interest and dividend income increased less than 1% for the first nine months of 2003, to $21,956,000 from $21,887,000 for the first nine months of 2002. Interest expense also increased less than 1% for the nine months ended September 30, 2003, to $3,261,000 compared to $3,256,000 for the first nine months of 2002. The yield on earning assets for the first nine months of 2003 was 5.6% compared to 6.5% for the first nine months of 2002 while the effective rate paid on interest bearing deposits and borrowed funds for the first nine months of 2003 and 2002 was .88% and 1.00%, respectively.

Due primarily to an 11% increase in outstanding loan balances during the last twelve months, partially offset by a 50 basis point decrease in the prime rate, interest and fees on loans increased 1% from $21,218,000 for the first nine months of 2002 to $20,946,000 for the first nine months of 2003. Average outstanding loan balances grew 15% for the first nine months of 2003, to $473,592,000, compared to $411,860,000 for the same period in 2002. The average yield on the loan portfolio decreased 81 basis points, from 6.64% for the first nine months of 2002 to 5.83% for the same period in 2003.

Interest and dividend income on investments decreased $202,000 or 24%, from $834,000 for the first nine months of 2002 to $632,000 for the first nine months of 2003. Interest on U.S. Government Agency securities decreased 25% from $753,000 for the first nine months of 2002 to $566,000 for the first nine months of 2003. The primary reason for this decrease was a lower yield on government agency investments purchased to replace maturing or called investments during this twelve month period and a $147,000 or .8% decrease in the average balance of U.S. Government Agency securities, from $19,530,000 during the first nine months of 2002 to $19,383,000 for the comparable period in 2003. Interest income on obligations of states and political subdivisions increased 18% from $34,000 for the nine months ended September 30, 2002 to $40,000 for the same period in 2003. Average outstanding balances of obligations of state and political subdivisions increased by 37%, from $1,103,000 in 2002 to $1,511,000 in 2003. The overall yield on investment securities decreased from 4.99% for the first nine months of 2002 to 3.81% for the first nine months of 2003, a result of lower rates of interest being paid on investments purchased during the twelve-month period, compared to rates of interest on investments maturing or called during that period.

Form 10-Q

Interest expense on deposits and borrowed funds increased $5,000, remaining practically level with the same period in 2002. Interest expense on deposits and short-term borrowings increased to $3,261,000 for the nine months ended September 30, 2003 compared to $3,256,000 for the same period in 2002. The average cost of interest bearing deposits and borrowed funds decreased 17 basis points, from 1.39% at September 30, 2002 to 1.22% for the nine months ended September 30, 2003. The average interest bearing deposit balances increased 22% to $355,257,000 at September 30, 2003 compared to $291,803,000 for the same period in 2002. Total average deposits increased 19% to $494,538,000 for the nine months ended September 30, 2003 compared to $413,905,000 for the same period in 2002. Average non-transaction savings accounts increased 16% for the first nine months of 2003, compared to the same period in 2002, while average NOW accounts and money market account balances increased by 10% and 38%, respectively. Average outstanding CD balances increased by 30% for the same period. Average borrowed funds decreased by 97% from $20,360,000 for the nine months ended September 30, 2002 to $663,000 for the same period in 2003. This reduction in borrowed funds is due to the increase in average deposit balances over the same period in 2002. The 38% growth in money market account balances is primarily due to customers relocating deposits from non-Bank money market funds into Bank money market deposits, at yields similar to those paid by the non-Bank money market funds. The Bank’s average non-interest bearing demand deposit account balances increased 14% for the nine months ended September 30, 2003 compared to the same period in 2002. The annualized cost of CDs decreased 41 basis points, from 3.21% for the first nine months of 2002 to 2.80% for the same period in 2003. The average cost of money market accounts decreased from 1.52% to 1.03% or 49 basis points, the average cost of savings accounts remained level at .8% and the average cost of NOW accounts remained level at .3%. The average cost of borrowed funds decreased by 29 basis points, from 2.10% for the first nine months of 2002 to 1.81% for the same period in 2003. The average cost of deposits and borrowed funds, including non-interest-bearing demand deposits decreased 17 basis points, from 1.39% for the first nine months of 2002, to 1.22% for the first nine months of 2003.

The Bank’s asset/liability structure is asset rate sensitive, which should cause a reduction in the net interest margin, when interest rates decrease. The annualized net interest margin decreased 71 basis points for the first nine months of 2003, compared to the same period in 2002. This decrease is primarily the result of the decline in the prime rate over the previous twelve months. For the first nine months of 2003, the net interest margin decreased to 4.77% from 5.48% for same period in 2002. The net interest margin is computed exclusive of related loan fee income.

For the three months ended September 30, 2003, net interest income decreased by $23,000, practically even with the same period in 2002. Interest and fees on loans were exactly even with the third quarter of

Form 10-Q

2002, reflecting the effect of both larger growths in average outstanding loans during this period and a decline in interest rates in the third quarter of 2003, compared to the same quarter in 2002. Interest and dividends on investments declined by $48,000 or 20%, reflecting both a decline in outstanding average balances and declining interest rates being paid on investments being made to replace those maturing or being called.

LOAN LOSS PROVISION

In addition to the current state of the economy, the economic uncertainty brought about by the war in Iraq and acts of terrorism and, as previously indicated, the strength of the Bank’s loan portfolio are all primary factors that determine the level of the provision for loan loss. Due to continued loan growth, including growth in the real estate portfolio, primarily in commercial mortgage lending, a market experiencing significant growth in recent years and the general uncertainty of economic conditions and because of the continued strength of the Bank’s loan portfolio, having non-performing loans at 5 basis points of total loans at both September 30, 2002 and 2003, Bank management has continued to provide for its reserve, but at a decreased amount, compared to the first nine months of 2002. The provision for loan loss, which was made based on the Bank’s adequacy analysis was $667,000 an 11% decrease from a $750,000 provision for the same period in 2002. The loan loss reserve amounted to 1.33% of outstanding loans at September 30, 2003. Delinquencies, as a percentage of outstanding loans, were 37 basis points as of September 30, 2003, compared to 16 basis points for the same period in 2002. Non-performing loans increased to $223,000 as of September 30, 2003 compared to $45,000 as of December 31, 2002 and decreased from $239,000 as of September 30, 2002. In addition to a monthly internal loan review, the Bank has an external loan review performed annually. The most recent completed external loan review was as of November 2002. The current external loan review process is due to be completed during the fourth quarter of 2003. Based on the results of both the internal and external loan review process and the current level of non-performing loans, management believes the loan loss reserve to be adequate as of September 30, 2003.

NON-INTEREST INCOME

Total non-interest income of $21,773,000 for the nine months ended September 30, 2003 increased 36% from $16,053,000 reported for the same period in 2002.

Fees for trust services increased $624,000 or 10% from $6,448,000 for the first nine months of 2002 to $7,072,000 for the same period in 2003. This is the result of an increase in new business generation, pricing increases during the previous twelve months and estate fees. The market value of Trust assets under management increased by 13%, to $1,630,000,000 at September 30, 2003 from $1,447,000,000 as of September 30, 2002. Since a significant portion of fees for trust services are earned based on a

Form 10-Q

percentage of the value of assets under management, a decline in stock market values and the values of assets under management could have an adverse effect on the Corporation’s ability to grow its fees for trust services, thereby being potentially detrimental to the Corporation’s results of operations in future periods.

The low level of interest rates continued to enhance the volume of mortgage banking activity. For the nine month period ended September 30, 2003, the Bank sold $576,029,000 of residential mortgage loans to the secondary mortgage market, a 77% increase from $324,989,000 of residential mortgage loans sold during the first nine months of 2002. A combination of deferred loan fees earned as income resulting from the sale of residential mortgage loans to the secondary mortgage market, related gains on the same respective sales of residential mortgage loans to the secondary market and the effect of recording mortgage servicing rights, amounted to $9,699,000 or a 168 basis point gain on loans sold for the first nine months of 2003 compared to $5,410,000 or 166 basis points for the same period in 2002.

Service charges on deposits amounted to $1,440,000 for the first nine months of 2003, a 7% increase from $1,343,000 reported in the first nine months of 2002.

Income from other service charges, commissions and fees amounted to $1,867,000 for the first nine months of 2003, a 51% increase from $1,233,000 reported for the first nine months of 2002. This increase is primarily attributed to the growth in fees earned for servicing loans for others. As of September 30, 2003, the Bank serviced $787,471,000 in loans for others, a 38% increase from $569,923,000 in loans serviced as of September 30, 2002.

Other operating income increased by $76,000 or 5% for the first nine months of 2003, with operating income of $1,695,000 for the first nine months of 2003, compared with the $1,619,000 for the same period in 2002. This increase is primarily due to increased revenues from fees earned by BMSS, which are related to the increased residential mortgage activity discussed previously. For the first nine months of 2003, other operating income of BMSS was $419,000, a 34% increase over $313,000 reported for the same nine months in 2002. Partially offsetting this increase was a reduction in fee income associated with the Bank’s strategy of providing Bank customers having non-Bank money market deposits the opportunity to move the funds back to the Bank’s money market funds, thereby providing a new source of funding. The strategy, instituted by the Bank in late 2002, allows customers to relocate deposits from non-Bank money market funds into Bank money market deposits, at yields similar to those paid by the non-Bank money market funds, thereby reducing fees earned on the non-Bank balances, while providing an expanded source of funding. Fees earned on non-Bank money market funds amounted to $374,000; a 20% decrease from $470,000 in similar fees earned for the first nine months of 2002.

For the three months ended September 30, 2003, total non-interest income increased by $934,000 or 15%. The largest increase was in gains on

Form 10-Q

the sale of residential mortgage loans, up $381,000 or 16%, from $2,330,000 in 2002 to $2,711,000 for the third quarter of 2003. This growth is directly related to the increased residential mortgage loan sale activity discussed previously. Fees for trust services increased by $197,000 or 9% from $2,214,000 to $2,411,000 and other service charges, commissions and fees increased by 35% or $164,000 from $471,000 to $635,000, reflecting increased revenues from increased volumes of loans being serviced for others. Other operating income was up by $163,000 or 28%, reflecting increased fees earned by BMSS over the same period in 2002.

NON-INTEREST EXPENSES

Total non-interest expense increased 19% for the first nine months of 2003 to $26,769,000 from $22,548,000 for the first nine months of 2002.

Salaries and wages grew $716,000 or 6%, from $11,545,000 for the nine months ended September 30, 2002 to $12,261,000 for the same period in 2003. Regular salary expense, including regular, part time and overtime salaries and excluding incentive salaries, increased $732,000 or 8%, to $10,158,000 during the first nine months of 2003 from $9,426,000 for the same period in 2002. This growth in regular salary expense was due primarily to increased overtime and part-time staff related to the increased volume of residential mortgage banking activities. Other salaries decreased by 1%, or $16,000 to $2,103,000 from $2,119,000 for the nine months ended September 30, 2002.

Employee benefits expenses increased $847,000 or 34% from $2,521,000 for the first nine months of 2002 to $3,368,000 for the same period in 2003. A decline both in the market valuation of the pension plan’s assets, compared to previous periods, and a decline in the projected yields on such assets, caused a decrease in the earnings from the pension plan assets and an increase of $598,000 or 157% in the cost of the pension plan over the nine months ended September 30, 2002. An economic environment at current levels in future periods, producing lower yields on the pension plan’s assets, could result in additional increases to the pension expense in future periods.

Occupancy expense increased $33,000 or 2%, from $1,473,000 for the first nine months of 2002 to $1,506,000 for the first nine months of 2003.

Furniture, fixtures and equipment expense increased $5,000, practically level with 2002, from $1,337,000 for the first nine months of 2002 to $1,342,000 for the same period in 2003.

Amortization of mortgage servicing rights increased $1,732,000 or 205%. The continued low interest rate environment is a catalyst to continued refinancing of residential mortgage loans. As existing residential mortgage loans, which are part of the Bank’s mortgage servicing portfolio, are repaid as a part of the refinancing transactions, the balance of the respective MSRs must be written off, as new MSR’s related to the new loans are recorded. The large amount of refinancing activity in the first nine months of 2003, compared to the same period last year, is

Form 10-Q

also responsible for this increase in amortization of MSRs in 2003, compared to the first nine months of 2002. The MSR portfolio is being valued quarterly by an independent firm and, in addition to determining any impairment, future amortization will be determined based on projected prepayment speeds and current economic conditions. Future amortization of the MSR portfolio could fluctuate with movements of the market rates of interest on residential mortgage loans.

Other operating expenses increased $888,000 or 18%, from $4,828,000 for the first nine months of 2002 to $5,716,000 for the first nine months of 2003. Of this increase, $770,000 is directly related to the mortgage sale activity, such as appraisal fees, loan pair off fees and loan closing fees. Exclusive of these increases, other operating expenses grew 2% over the same period last year.

For the three months ended September 30, 2003, total other expenses increased by $608,000 or 7%, from $8,131,000 for the third quarter of 2002 to $8,739,000 for the same period in 2003. Salary and wages increased by $218,000 or 5%, from $4,142,000 for 2002 to $4,360,000 for the same period in 2003. An increase in incentive based salaries for the third quarter of 2003, compared to the third quarter of 2002, is primarily responsible for this increase. Employee benefits increased $266,000 or 31%, from $847,000 to $1,113,000, reflecting the rising cost of the Corporation’s pension plan. Amortization of mortgage servicing rights increased by $38,000 or 8%, from $459,000 in 2002 to $497,000 for the third quarter of 2003. Included in 2003’s expenses is a recovery of $350,000 of an impairment charge-off in the MSR portfolio, recorded in the second quarter of 2002. Exclusive of this recovery, MSR amortization would have increased by $388,000 or 85% over the third quarter 2002, reflecting the growth in refinancing of residential mortgage loans, compared to the same quarter in 2002. Other operating expenses increased by $109,000 or 6%, from $1,736,000 for the third quarter of 2002 to $1,845,000 for the same quarter in 2003. Increased expenses associated with the expanded residential mortgage loan sales are primarily responsible for this increase from period to period.

APPLICABLE INCOME TAXES

Federal income taxes from continuing operations for the first nine months of 2003 were $4,501,000 compared to $3,905,000 for the first nine months of 2002. This represents an effective tax rate for each nine-month period ended September 30, 2003 and 2002 of 34.5% and 34.3%, respectively.

FINANCIAL CONDITION

Total assets decreased less than 1% from $577,242,000 at December 31, 2002 to $576,991,000 as of September 30, 2003. Total assets grew 10% or $51,587,000 from $525,404,000 as of September 30, 2002.

Outstanding earning assets increased less than 1% to $522,718,000 as of September 30, 2003 from $520,956,000 as of December 31, 2002. The

Form 10-Q

Bank’s outstanding loan portfolio increased 6%, to $497,227,000 at September 30, 2003 from $467,197,000 as of December 31, 2002. Outstanding loans increased by 11%, from $449,378,000 as of September 30, 2002. Outstanding consumer loans of $20,443,000 at September 30, 2003 decreased by 17% from consumer loan balances of $24,537,000 as of December 31, 2002 and 22% from the outstanding balance of $26,343,000 as of September 30, 2002. A continued decrease in the balance of purchased dealer automobile paper, the result of continued strong competition from automobile manufacturers, combined with a reduction in fixed rate home equity loans, as borrowers chose to add these balances to their refinanced first mortgage loans are, the primary reasons for the decrease at September 30, 2003, compared to both periods. Outstanding commercial loans at September 30, 2003 were $187,215,000, a 10% increase in commercial loan balances of $170,114,000 at December 31, 2002 and a 26% increase over $148,354,000 at September 30, 2002. Outstanding real estate loans were $281,386,000 at September 30, 2003, a 15% increase from $244,942,000 in outstanding real estate loans at December 31, 2002 and a 19% increase over $236,432,000 in outstanding real estate loans as of September 30, 2002. The primary reason for this increase over both periods was growth in the Bank’s real estate lending, including construction loans, commercial mortgage loans, home equity lines of credit and second mortgages. Loans held for sale decreased 70% from $27,604,000 at December 31, 2002 to $8,183,000 at September 30, 2003, which is a 79% decrease from $38,249,000 as of September 30, 2002. The large decline from both periods, compared to September 30, 2003 is due to a reduction in the volume of loans sold awaiting funding, in the month of September 2003, compared to previous months volumes, thereby reducing the amount of loans awaiting funding by their respective investors as of September 30, 2003, compared to the other periods presented.

The Bank’s investment portfolio, having a market value of $24,987,000 at September 30, 2003, increased 12% from a market value of $22,242,000 at December 31, 2002 and increased 12% from $22,248,000 as of September 30, 2002.

The Corporation has chosen to include all of its investment securities in the available-for-sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added to or deducted from the Corporation’s total equity on the balance sheet. As of September 30, 2003, the investment portfolio had an unrealized gain of $15,000, compared to an unrealized gain of $348,000 as of December 31, 2002. The unrealized investment appreciation, net of deferred income tax benefit, increased the Corporation’s shareholders’ equity on the balance sheet by $10,000 as of September 30, 2003.

There were no Federal funds sold outstanding as of September 30, 2003,compared to $6,000,000 in federal funds sold at December 31, 2002 and $1,000,000 as of September 30, 2002. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs and borrowing from the Federal Home Loan Bank of Pittsburgh (“the FHLB”).

Form 10-Q

Both non-performing assets and non-performing loans amounted to $223,000 at September 30, 2003, a 396% increase from $45,000 at December 31, 2002 and a 7% decrease from the non-performing assets and loans of $239,000 at September 30, 2002. Non-performing loans were less than 1% of total loans for each period presented. There were no Other Real Estate Owned (“OREO”) balances on the Bank’s books at September 30, 2003, December 31, 2002 or September 30, 2002.

As of September 30, 2003 and 2002, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower’s ability to comply with the loan repayment terms.

As a part of its sale of residential mortgage loans in the secondary market, for those loans sold with the loan servicing retained by the Bank, the Bank records MSRs as an asset. Due to the recent lower interest rate environment, the Bank has significantly increased its residential mortgage origination and sale activity, primarily through the refinancing of existing loans, thereby replacing MSR balances and, in some cases, increasing the balances of MSRs being recorded on its books. The MSRs are amortized over the expected lives of the respective mortgage loans and are tested for potential impairment on a quarterly basis. The quarterly valuation provided by an independent valuation firm indicated that there was no impairment of the MSR portfolio as of September 30, 2003. The valuation also indicated that, primarily due to an increase in residential mortgage interest rates from June 30, 2003 to September 30, 2003, the market value of the MSR portfolio increased sufficiently to allow for a full recovery in the third quarter of 2003 of a $350,000 impairment charged against earnings in June 2003. Since much of the refinancing activity has come from existing loans being serviced by the Bank for others, the amount of amortization of MSRs has significantly increased and is directly responsible for a net increase of $307,000 in MSR balances from $3,956,000 as of December 31, 2002 to $4,263,000 as of September 30, 2003. MSR balances have increased 17% from $3,649,000 as of September 30, 2002, reflecting the increased refinancing activity over the past twelve months. MSRs are recorded on the Bank’s books at values that are determined by the discounted cash flow valuation model prepared by an independent valuation firm. The current value of new MSRs being recorded is based on the current value, is reviewed periodically and any adjustment to the initial basis point values being recorded is done in a timely manner. The balance of residential mortgage loans serviced for others amounted to $749,047,000, $606,657,000 and $536,847,000 as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively. Quarterly, the Bank evaluates the MSR’s for impairment based on the discounted cash flow model performed by an independent valuation firm. In future periods, should any impairment be determined, a valuation allowance on MSR balances would be recorded against current Corporation earnings.

Form 10-Q

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

Total deposits increased 2% to $493,265,000 as of September 30, 2003 from $483,620,000 as of December 31, 2002. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances of $494,538,000 for the period ended September 30, 2003 increased 19% from the average outstanding deposits of $413,905,000 for the same period in 2002. Average savings balances increased 16% or $6,994,000 to $49,384,000 for the first nine months of 2003, compared to $42,390,000 for the same period in 2002. Money market account balances increased 38% or $23,193,000 from $60,295,000 in average daily outstanding balances for the nine months ended September 30, 2002 to $83,488,000 for the same period in 2003. This significant increase is primarily due to a program developed by the Bank during 2002 to retain deposits that were being swept into off-balance sheet investments. Average outstanding NOW account balances increased 10% or $11,057,000, from $114,547,000 for the first nine months of 2002 to $125,604,000 for the same period in 2003. Non-interest bearing demand deposit average outstanding balances grew 14% or $17,179,000 from $122,102,000 for the nine months ended September 30, 2002 to $139,281,000 for the same period in 2003. Average outstanding CD balances increased 30% or $22,210,000 from $74,571,000 in average outstanding balances for the first nine months of 2002 to $96,781,000 for the same period in 2003.

Short-term borrowings were $8,000,000 as of September 30, 2003, compared to $20,000,000 as of December 31, 2002 and September 30, 2002. Average short-term borrowings decreased 97% or $19,697,000 from $20,360, 000 at September 30, 2002 to $663,000 at September 30, 2003.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2003 were $201,013,000.

Form 10-Q

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2003 amounted to $9,210,000.

Estimated fair values of the Corporation’s off-balance sheet instruments are based on fees and rates currently charged to enter into similar loan agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Since fees and rates charged for off-balance sheet items are at market levels when set, there is no material difference between the stated amount and the estimated fair value of off-balance sheet instruments.

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

LIQUIDITY, INTEREST RATE SENSITIVITY

The Bank’s liquidity is maintained by managing its core deposits, purchasing federal funds, selling loans in the secondary market, and borrowing from the FHLB. The Bank’s liquid assets include cash and cash equivalents as well as certain unpledged investment securities. Bank management includes a liquidity measure, incorporating its ability to borrow from the FHLB to meet liquidity needs and goals. Periodically, the Asset/Liability Committee of the Bank reviews the Bank’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors. An independent valuation firm using the Navaid Sensitivity and Liquidity Model prepares this data.

Form 10-Q

INTEREST RATE SENSITIVITY ANALYSIS

as of September 30, 2003

(dollars in thousands)	0 to 30 Days	30 to 90 Days	91 to 180 Days	181 to 365 Days	Over 1 Year	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with other banks	$504	$—	$—	$—	$—	$—	$504
Federal funds sold	—	—	—	—	—	—	—
Investment securities	12	10,964	2,536	2,571	8,834	70	24,987
Loans	274,494	16,245	19,683	18,701	167,482	(6,615)	489,990
Cash and due from banks	—	—	—	—	—	33,525	33,525
Other assets	—	—	—	—	—	27,985	27,985

Total assets	$275,010	$27,209	$22,219	$21,272	$176,316	$54,965	$576,991

Liabilities and shareholders’ equity:
Demand, noninterest-bearing	$6,849	$13,699	$4,537	$9,073	$72,585	$28,536	$135,279
Savings deposits	14,140	28,281	11,807	23,614	184,795	—	262,637
Time deposits	12,010	8,811	18,606	20,173	35,750	—	95,350
Other liabilities	8,000	—	—	—	—	10,458	18,458
Shareholders’ equity	562	1,124	1,686	3,372	40,466	18,057	65,267

Total liabilities and shareholders’ equity	$41,561	$51,915	$36,636	$56,232	$333,596	$57,051	$576,991

Gap	$233,449	$(24,706)	$(14,417)	$(34,960)	$(157,280)	$(2,086)	—

Cumulative gap	$233,449	$208,743	$194,326	$159,366	$2,086	—	—

Cumulative earning assets as a ratio of interest bearing liabilities	662%	323%	249%	186%	100%	100%	—

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

Form 10-Q

Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of September 30, 2003, based on the results from the simulation models, the amount of the Bank’s interest rate risk was within the acceptable range as established by the Bank’s asset/liability policy.

CAPITAL RESOURCES

Total consolidated shareholders equity of the Corporation was $65,267,000, or 11.3% of total assets, as of September 30, 2003, compared to total shareholders equity of $62,607,000, or 10.8% of total assets, as of December 31, 2002. As of September 30, 2002, shareholders’ equity was $60,773,000, or 11.6% of total assets. The Corporation’s risk weighted Tier I capital ratio was 11.79% as of September 30, 2003 compared to 11.69% and 11.99% at December 31, 2002 and September 30, 2002, respectively. The respective Tier II ratios were 12.99%, 12.88% and 13.19%. Both the Corporation and the Bank exceed the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented. Effective October 1, 2003, the Corporation declared a two-for-one stock split. The per share dividend reflect this stock split. During the first nine months of 2003, the Corporation declared its regular dividend of $0.30 per share, a 5% increase over $0.285 per share declared during the first nine months of 2002.

During the first six of 2003, the Corporation repurchased 49,500 shares of its common stock for $1,827,000 or an average purchase price of $36.90 per share. The Corporation did not repurchase any shares of its common stock during the third quarter of 2003.

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

September 30, 2003

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

The Corporation authorized a two-for-one split of its common stock, effective October 1, 2003.

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

Form 10-Q

Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2003:

On July 25, 2003 the Corporation filed a Form 8-K reporting its earnings for the six months ended June 30, 2003.

On August 1, 2003 the Corporation filed a Form 8-K announcing the sale of substantially all of the assets of Joseph W. Roskos & Co., a wholly-owned subsidiary, to Private Family Office, Inc., a firm owned by Robert M. Fedoris, former president of Joseph W. Roskos & Co.

On August 29, 2003 the Corporation filed a Form 8-K announcing a two-for-one stock split of the Corporation’s common stock, effective October 1, 2003.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 12, 2003	By:	/s/ Frederick C. Peters II
Fredrick C. Peters II
President & Chief
Executive Officer

Date: November 12, 2003	By:	/s/ Joseph W. Rebl
Joseph W. Rebl
Treasurer and
Assistant Secretary

Form 10-Q

Index to Exhibits

a) Exhibits

Exhibit 31.1 -	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 -	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q