Form 10-K
period 2003-12-31
BRYN MAWR BANK CORP
filed 2004-03-15
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

for the fiscal year ended December 31, 2003

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

Common Stock ($1 par value)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (& 229 405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $148,782,000 on June 30, 2003.

As of December 31, 2003, 8,670,974 shares of common stock were outstanding.

Documents Incorporated by Reference: Parts I, II and IV - Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2003, as indicated, Parts I and III - Definitive Proxy Statement of Registrant filed with the Commission pursuant to Regulation 14A.

*	Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405 and does not admit that it controls the shares of Registrant’s voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on pages 58 through 63. There are 122 pages in this report.

Form 10-K

Bryn Mawr Bank Corporation

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF FEBRUARY 27,2004.

PART I

ITEM 1. BUSINESS

GENERAL

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitations:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	any extraordinary events (such as the September 11, 2001 events and the U.S. Government’s response to those events);

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, the market value of mortgage servicing rights and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the

Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statements.

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

BRYN MAWR BROKERAGE CO., INC.

Bryn Mawr Brokerage Co., Inc. (“BM Brokerage”) was incorporated on October 26, 1998 as a wholly owned subsidiary of the Corporation. BM Brokerage began operating in January 1999. Beginning in January 2003, BM Brokerage was made an inactive subsidiary. The Bank offers an array of brokerage related services to the Corporation’s affiliates’ customers, including trading of shares, annuities and mutual funds through a networking agreement with UVEST Financial Services, Inc, a broker-dealer headquartered in Charlotte, North Carolina.

JOSEPH W. ROSKOS & CO., INC.

Joseph W. Roskos & Co., Inc. (“JWR&Co”) was acquired as of January 1, 1999 as a wholly owned subsidiary of the Corporation to offer high quality personalized family business office services to high net worth individuals, including accounting, tax preparation services, consulting and fiduciary support services. During 2003, Corporation management determined that JWR&Co was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family business office services through JWR&Co. The Corporation negotiated the sale of substantially all of the assets of JWR&Co effective June 30, 2003 to Private Family Office, Inc. which is owned the former president of JWR&Co (the “Asset Sale”).

BRYN MAWR FINANCE, INC.

Bryn Mawr Finance, Inc. (“BMF”) is a wholly owned subsidiary of JWR&Co. Because the Corporation ceased operating a Family Office Business through JWR&Co, Bryn Mawr Finance, Inc. has become an inactive company.

BMT SETTLEMENT SERVICES, INC.

BMT Settlement Services, Inc. (“BMT Settlement”) began operation in February 2002. BMT Settlement is a limited partner in a limited partnership with Commonwealth Land Transfer Company, to provide title search and abstract services to Bank customers (the “Limited Partnership”). Under the terms of the Limited Partnership agreement, BMT Settlement receives seventy percent of the profits of the Limited Partnership, after expenses. During 2002 and 2003, the services of the Limited Partnership were used by some mortgage borrowers using the services of BMT Mortgage Company, a division of the Bank, as well as commercial and consumer loan customers of the Bank.

SUMMARY

The Corporation will, through its subsidiaries, especially the Bank, seek to market its services by providing superior banking services. This includes deposits, lending and wealth management services, as well as other financial services. The other services include insurance sales and services through Insurance Counsellors; brokerage related services through the Bank, and title abstract services through BMT Settlement’s affiliation with the Limited Partnership. The primary market for these services is in Montgomery, Delaware and Chester counties of Pennsylvania. The sale of the products and the offering of the services assist in successfully addressing the challenges in the ever-changing competitive financial services market.

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

OPERATIONS

BRYN MAWR BANK CORPORATION

The Corporation had no active staff as of December 31, 2003 and conducted no activities other than those activities through its subsidiaries, the Bank, Insurance Counsellors, JWR&Co, and JWR&Co’s subsidiary BMF.

A complete list of directors and executive officers of the Corporation and the Bank, as of February 27, 2004 is incorporated by reference to page 11 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

THE BRYN MAWR TRUST COMPANY

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of wealth management services including estate administration, investment advisory services, pension and profit sharing administration and personal financial planning, including tax preparation. As of December 31, 2003, the market value of assets administered by the Bank’s Wealth Management Division was $1,752,000,000.

For most of 2003 residential mortgage interest rates remained low, making residential mortgage refinancing more attractive to borrowers, compared to similar activity in 2001 and 2002. The Bank, through its BMT Mortgage Division, originated and sold $628,052,000 in residential mortgages to the secondary market in 2003 compared to $555,615,000 originated and sold in 2002. Net gains and loan fee income on such transactions amounted to $10,650,000 in 2003 compared to $9,647,000 in 2002. During 2001, the Bank originated and sold $327,296,000 in residential mortgage loans, generating $5,218,000 in related net gains and loan fee income. As of February 27, 2004, the Bank had no commissioned mortgage originators; however, an incentive plan is in place to encourage the managers and staff of the BMT Mortgage Division to produce revenues.

In April 2002 the Bank entered into a long term lease for property located in Newtown Township, Delaware County, Pennsylvania, to build a new full-service branch. This branch commenced business on January 20, 2004.

At December 31, 2003, the Bank had 222 full time and 36 part time employees, including 122 officers, equaling 240.0 full time equivalent staff.

INSURANCE COUNSELLORS OF BRYN MAWR, INC.

Insurance Counsellors is a full-service insurance agency, which enables the Bank to offer insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

Insurance Counsellors employs 5 licensed insurance agents and a support staff of 1 full time person, who have significant expertise in the design, sale and service of insurance products. Through an affiliation with both a local benefits and life insurance agency, Insurance Counsellors is able to offer more than thirty life and health companies for specialized insurance needs. Insurance Counsellors generated $405,000 of revenue during 2003.

BRYN MAWR BROKERAGE CO., INC.

Effective January 2003, BM Brokerage was made an inactive subsidiary. Since January 2003, the Bank has offered securities products, including mutual funds, annuities, individual stocks and bonds and retirement plans through the Bank’s branch system. The Bank has entered into an agreement with UVEST Financial Services, Inc., a broker-dealer headquartered in Charlotte, North Carolina to provide the necessary back office support.

JOSEPH W. ROSKOS & CO. INC.

During 2003, Corporation management determined that JWR&Co was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family office services through JWR&Co. Therefore, the Corporation sold substantially all of the assets (the “Asset Sale”) of JWR&Co to Private Family Office, Inc.(“PFO”), effective June 30, 2003. The assets of JWR&Co, consisted of client accounts receivable and advances, fixed assets and prepaid expenses. The Asset Sale price was $2,350,000. JWR&Co received $400,000 in cash and three notes from PFO aggregating $1,950,000. The notes were for the accounts receivable and client advances, the fixed assets and prepaid expenses and for the goodwill, respectively. The note for the goodwill represented the value of the associated intangible assets of JWR&Co. The intangibles included the value of the client list, which was included in the Asset Sale. The note for the accounts receivable and client advances is being paid down from the proceeds of collected accounts receivable, with a term of 6 months. The note associated with the fixed assets and prepaid expenses is for a 5-year term. The goodwill note has an amortization of 15 years with a 10-year balloon payment. All three notes bear interest at a rate of 6%, with the interest rate on the goodwill note resetting after 7 years. There are no prepayment penalties on the notes. As of December 31, 2003, none of the notes were delinquent. PFO is also renting certain fixed assets and office space from the Bank.

BMT SETTLEMENT SERVICES, INC.

BMT Settlement’s primary market area is located in southeastern Pennsylvania. BMT Settlement is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. BMT Settlement is a limited partner in the Limited Partnership with Commonwealth Land Transfer Company. During 2003, BMT Settlement earned $454,000 in revenues. BMT Settlement had no employees as of December 31, 2003.

SOURCES OF THE CORPORATION’S REVENUE

The following table shows, for a five-year period, the percentage of consolidated revenues from continuing operations by major source generated by the Corporation’s subsidiaries from the activities indicated below.

	Year Ended December 31,
	2003	2002**	2001**	2000**	1999**
Commercial Loans	15%	15%	22%	24%	19%
Mortgage and Construction Loans	26	27	19	18	17
Consumer Loans	4	7	13	17	18
Home Equity/Line of Credit	6	4	4	4	4
Securities	2	2	3	4	4
Federal Funds Sold	—	—	1	1	1

Total Interest Income	53	55	62	68	63
Wealth Management Services	17	16	18	19	22
Net gain on sale of loans	18	18	10	3	2
Other Income *	12	11	10	10	13

Total Revenues *	100%	100%	100%	100%	100%

*	Revenues were generated by the Bank, BMT Settlement and Insurance Counsellors in 2003. Revenues were generated by the Bank, BMT Settlement, Insurance Counsellors, and BM Brokerage in 2002. Revenues were generated by the Bank, Insurance Counsellors, Bryn Mawr Asset Management, Inc. (“BMAM”), Bryn Mawr Advisors, Inc. (“BMA”) and BM Brokerage in 2001, 2000 and 1999. The 2003 total revenues generated by BMT Settlement and Insurance Counsellors were .7% and .6%, respectively. The 2002 total revenues generated by BMT Settlement, Insurance Counsellors and BM Brokerage were .6%, .6% and .3% The 2001 total revenues generated by, BMAM, Insurance Counsellors and BM Brokerage were .2%, .5% and .4%, respectively. Of the Corporation’s total revenues generated in 2000, BMAM, BMA, Insurance Counsellors and BM Brokerage, respectively produced 1.8%, 1.8%, .5%, and .2% thereof. The 1999 total revenues generated by BMAM, BMA, Insurance Counsellors and BM Brokerage were 2%, 1.5%, 1%, and .4%, respectively.
**	Reclassified for comparative purposes

STATISTICAL INFORMATION

The statistical information required in this Item I is incorporated by reference to the information appearing in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, as follows:

Disclosure Required by Industry Guide 3		Reference to the Corporation’s 2003 Annual Report (Financial Section)
I.	Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential

A.	Average balance sheets, interest-income and expense; average rates earned/paid	Analyses of Interest Rates and Interest Differential (page 25)

B.	Rate/Volume Differentials	Rate/Volume Analyses (page 26)

C.	Non-Accrual Policy	Loan Portfolio and Non-performing Asset Analysis (page 31)

D.	Interest Rate Sensitivity Analysis.	Interest Rate Sensitivity Analysis (page 35)

II.	Investment Portfolio

A.	Book Values	Notes to Consolidated Financial statements, Note 3 (page 45)

B.	Maturities	Notes to Consolidated Financial Statements, Note 3 (page 45)

Disclosure Required by Industry Guide 3		Reference to the Corporation’s 2003 Annual Report (Financial Section)
III.	Loan Portfolio

A.	Types of Loans	Loan Portfolio (page 30)

B.	Maturities and Sensitivity to changes in Interest Rates	Loan Portfolio–Maturity Distribution (page 30) Interest Rate Sensitivity Analysis (page 35)

C.	Non-Performing Assets	Nonperforming Assets (page 31)

IV.	Summary of Loan Loss Experience

A.	Analysis of Loss Experience	Allowance for Loan Losses (page 27)

B.	Allocation of Allowance for Loan Losses	Allocation of the Allowance for Loan Losses (page 27)

V.	Deposits

A.	Average Deposits	Average Daily Balances of Deposits (Page 32)

B.	Maturity tables and outstanding balances, deposits $100,000 or more	Maturity of Certificates of Deposit of $100,000 or Greater (page 32)

VI.	Return on Equity and Assets	Selected Financial Data (page 15)

Financial Information About Segments

The financial information concerning the Corporation’s business segments is incorporated by reference to pages 21 through 24 of the Corporation’s Annual Report to the shareholders for the year ended December 31, 2003 and Note 21, page 56, Segment Information, to the financial statements accompanying that Annual Report.

COMPETITION

The Corporation’s principal purpose is to hold the stock of the Bank and the Corporation’s other subsidiaries. Therefore, there is presently neither a market area nor competition for the Corporation since it does not conduct competitive business activity other than through its subsidiaries.

The Bank’s market area is primarily located in portions of Delaware, Montgomery and Chester Counties in southeastern Pennsylvania. The greatest concentration of activity is within a limited radius of Bryn Mawr, Pennsylvania, the site of the Bank’s main banking office. The Bank has seven full service branch offices located in Bryn Mawr, Havertown, Wayne, Wynnewood, Paoli, West Conshohocken and Newtown Square, Pennsylvania. In addition, there are seven limited service facilities located in life care communities in Waverly Heights, Martins Run, the Quadrangle, Beaumont at Bryn Mawr, Bellingham, White Horse Village and Rosemont Presbyterian Village. The Bank opened its seventh full service branch in Newtown Township, Delaware County, Pennsylvania in January 2004. All facilities are located in Montgomery, Chester or Delaware Counties.

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

JWR&Co’s assets were sold effective June 30, 2003 and therefore, its primary function as a family office business was discontinued.

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

The FDICIA substantially alters the deposit insurance assessment process. The requirement that the FDIC provide at least sixty (60) days notice before requiring changes to the semiannual insurance assessment has been removed and the FDIC has the ability to change deposit insurance assessment rates much more rapidly than in the past. FDICIA grants the FDIC the authority to impose special “emergency” assessments on member banks at any time if necessary to pay interest or principal on borrowings or for other appropriate purposes. FDICIA also requires the FDIC to establish a risk-based assessment system for the deposit insurance funds. In addition, FDICIA establishes capital categories, such as, “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. Under the guidelines currently issued by the regulators, the Bank is currently considered “well-capitalized”.

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

Shareholder Rights Plan

The Corporation adopted a Shareholder Rights Plan to enhance and protect the value of the shareholders’ investment in the Corporation and discourage unfair or financially inadequate takeover proposals and abusive takeover practices. The Plan provides for distribution of rights to purchase shares of the Corporation’s common stock. The rights would be distributed to shareholders as a dividend at a rate of one right for each share of common stock held by shareholders of record as of the close of business on December 8, 2003. The rights will be exercisable only if a person or group acquires beneficial ownership of twenty percent or more of the Corporation’s common stock.

Regulation of the Bank

The Corporation’s Pennsylvania state chartered bank, The Bryn Mawr Trust Company, is regulated and supervised by the Pennsylvania Department of Banking (the “Department of Banking”) and subject to regulation by The Federal Reserve Board and the FDIC. The Department of Banking and the Federal Reserve Board regularly examine the Bank’s reserves, loans, investments, management practices and other aspects of its operations and the Bank must furnish periodic reports to these agencies. The Bank is a member of the Federal Reserve System.

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

As a bank incorporated under and subject to Pennsylvania banking laws and insured by the FDIC, the Bank must obtain the prior approval of the Department of Banking and the Federal Reserve Board before establishing a new branch banking office. Depending on the type of bank or financial institution, a merger of banks located in Pennsylvania is subject to the prior approval of one or more of the following: the Department of Banking, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency. An approval of a merger by the appropriate bank regulatory agency would depend upon several factors, including whether the merged institution is a federally insured state bank, a member of the Federal Reserve System, or a national bank. Additionally, any new branch expansion or merger must comply with branching restrictions provided by state law. Beginning in 1990, the Pennsylvania Banking Code permitted Pennsylvania banks to establish branches anywhere in the state.

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

The earnings of the Bank and, therefore, of the Corporation are affected by domestic economic conditions, particularly those conditions in the trade area as well as the monetary and fiscal policies of the United States government and its agencies. The payment of dividends by the Bank through the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

Risk Based Capital Guidelines

The Federal Reserve Board has promulgated certain “Risk Based Capital

Guidelines” which more narrowly define bank capital, as it relates to assets, than do prior regulatory guidelines. Under the guidelines, various types of Corporation assets are assigned risk categories and weighted based on their relative risk. In addition, certain off balance sheet items are translated into balance sheet equivalents and also weighted according to their potential risk. The sum of both of these asset categories, referred to as Total Risk Weighted Assets, is then compared to the Corporation’s total capital, providing a Tier I Capital Ratio, under the guidelines. A Tier II capital ratio is also computed for the Corporation, adding an allowable portion of the loan loss reserve to capital. Both the Tier I and Tier II ratios of the Corporation are in excess of those minimum capital ratios required. The focus of the guidelines is to measure the Corporation’s capital risk. The guidelines do not explicitly take into account other risks, such as interest rate changes or liquidity.

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

The FSA amended the Glass-Steagall Act to allow new “financial holding companies” (“FHC”) to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends section 4 of the Act in order to provide for a framework for the engagement in new financial activities. Bank holding companies may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity. Bank holding companies may engage in financial activities without prior notice to the Federal Reserve Board if those activities qualify under the new list in section 4(k) of the Act. However, notice must be given to the Federal Reserve Board, within 30 days after the FHC has commenced one or more of the financial activities. The Corporation has not become an FHC.

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

Privacy of Consumer Financial Information

The FSA also contains a provision designed to protect the privacy of each consumer’s financial information in a financial institution. Pursuant to the requirements of the FSA, the financial institution regulators (the “Regulators”) have promulgated final regulations (the “Regulations”) intended to better protect the privacy of a consumer’s financial information maintained in financial institutions. The Regulations are designed to prevent financial institutions, such as the Bank, from disclosing a consumer’s nonpublic personal information to third parties that are not affiliated with the financial institution.

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

The Rules also require formal acknowledgement from the consumer that such disclosures have been received. In addition, to the extent practical, the Bank must keep insurance and annuity sales activities physically separate from the areas where retail banking transactions are routinely accepted from the general public.

The Fair and Accurate Credit Reporting Transactions Act

The Fair and Accurate Credit Reporting Transactions Act of 2003 (the “Fact Act”) became law on December 4, 2003. Among other things, the Fact Act permanently extended the provisions of the Fair Credit Reporting Act (the “FCR Act”) that would have expired on January 1, 2004 and had prevented the states from enforcing credit reporting laws that were more restrictive than the FCR Act provisions.

Specifically, the Fact Act now permanently prohibits the states from enforcing laws stricter that the Fact Act that regulate: the prescreening of consumer reports, (2) the time within which credit bureaus must respond to consumer disputes, (3) the duties of users of credit bureau information, (4) the information contained in the credit reports, (5) the duties of information providers, and (6) the exchange of credit information between affiliates.1

The Fact Act also contains provisions designed to reduce identity thief and protect the confidentiality of a consumer’s private medical information.

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

[1]	In addition the Fact Act contains provisions concerning (i) how often consumers may obtain free copies of their credit reports, (ii) the disclosure of credit scores used for credit decisions, (iii) a consumers opt-out procedure for exchange of credit information, that would otherwise be treated as a credit report, among affiliates, (iv) the duty of lenders to notify consumers that information contained in their credit reports resulted in their receiving credit on less than the most favorable terms.

Commission (sometimes herein the “SEC”) under the Securities Exchange Act of 1934, as amended. Furthermore, the Sarbanes-Oxley Act includes very significant additional disclosure requirements and new corporate governance rules, which required the SEC, the securities exchanges and the NASDAQ stock market to adapt extensive additional disclosures, corporate governance provisions and other related rules as well as mandating that studies of certain significant issues be made by the SEC and the U.S. Comptroller General. Given the extensive number of Sarbanes-Oxley Act rules and regulations which have been finalized and implemented, and the additional rules and regulations which will be finalized and implemented, particularly the regulations on internal controls of financial reporting, the final scope and impact of its requirements on the Corporation and financial services industry have yet to be determined.

The Sarbanes-Oxley Act addresses, among other matters, audit committees; certification of financial statements by the chief executive officer and the chief financial officer; forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension blackout periods; disclosure of off-balance sheet transactions; a prohibition applicable to companies, other than federally insured financial institutions, on personal loans to their directors and officers; expedited filing of reports concerning stock transactions by a company’s directors and executive officers; the formation of a public accounting oversight board; auditor independence; and increased criminal penalties for violation of certain securities laws.

To implement the requirements of the Sarbanes-Oxley Act and its implementing regulations, the Corporation’s management has instituted a series of actions to strengthen and improve the Corporation’s already strong corporate governance practices. Included in those actions was the amendment and restatement of the Corporation’s code of business conduct and ethics and enhancement of our current systems designed to evaluate and monitor the continued effectiveness of the design and operation of the Corporation’s internal controls and procedures for financial reporting. The Corporation’s and the Bank’s systems of internal controls and procedures, which are in place, are designed to capture information from all segments of its business.

This series of actions by the Corporation’s and the Bank’s management compliments and improves the Corporation’s long-standing committees, particularly the Audit Committees and Risk Management Committees of the Boards of the Corporation and the Bank, as well as, the adoption of a charter by the nominating committees of the Corporation’s and the Bank’s Board of Directors and the Corporation’s and Bank’s structures and processes which have consistently provided an invaluable tool for strengthening internal controls, communications and disclosure of necessary information to those who must know and use it.

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

Patriot Act of 2001

The Patriot Act of 2001, which was enacted in the wake of the September 11, 2001 attacks, includes provisions designed to combat international money laundering and advance the U.S. government’s war against terrorism. The Patriot Act and the regulations, which implement it, contain many obligations which must be satisfied by financial institutions, including the Bank, which will involve additional expenses for the Bank.

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

The rules and regulations, discussed above, which implement the Sarbanes-Oxley Act could have a significant economic impact on the compliance cost of the Corporation and all publicly traded companies. It is not possible to assess the impact on the Corporation or the Bank of any of the foregoing regulations and proposed regulations.

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

ITEM 2. PROPERTIES

The headquarters of the Corporation and the main office of the Bank are located in a three story stone front office building, consisting of approximately 37,000 net usable square feet, located at the main intersection of Bryn Mawr, Pennsylvania, at Lancaster Avenue and Bryn Mawr Avenue. The main office of the Bank has been located in Bryn Mawr since its founding in 1889. The Corporation acquired two additional properties during 1988, that is (i) a property contiguous to the Bank’s main office and (ii) a property at 10 Bryn Mawr Avenue to house the Bank’s Wealth Management Division. The first property, which is contiguous to the Bank’s main office, houses an expanded drive-up facility and a meeting room. The second property became the location of the Bank’s Wealth Management Division in mid-December, 1989. The real property owned by the Corporation and the Bank, is free and clear of all liens and encumbrances. Below is a schedule of all properties owned or leased by the Corporation or its subsidiaries.

The Bank:

Current Banking Office	Address	Date Acquired or Opened
Main Office and Principal Place of Business (owned)	801 Lancaster Avenue Bryn Mawr, PA 19010	1889

Branch Office/Operations Center (owned)	330 E. Lancaster Avenue Wayne, PA 19087	1985

Branch Office/Admin. Office (owned)	18 W. Eagle Road Havertown, PA 19083	1987

Current Banking Office	Address	Date Acquired or Opened
Branch Office (owned)	312 E. Lancaster Avenue Wynnewood, PA 19096	1979

Branch Office (owned)	N.E. Corner of Lancaster and Greenwood Avenues Paoli, PA 19301	1986

Branch Office (leased) Through July 31, 2004	One Tower Bridge (1) West Conshohocken, PA 19428	1995

Branch Office (leased) month to month basis	The Quadrangle (2) 3300 Darby Road Haverford, PA 19041-1095	1989

Branch Office (leased) month to month basis	Waverly Heights, Ltd. (2) Life Care Community Gladwyne, PA 19035	1986

Branch Office (leased) month to month basis	Martins Run (2) Life Care Community 11 Martins Run Media, PA 19063	1987

Branch Office (leased) through August 31, 2004	Bellingham (2) 1615 East Boot Road West Chester, PA 19380	1991

Branch Office (leased) through April 30, 2004	Beaumont at Bryn Mawr (2) Retirement Community Bryn Mawr, PA 19010	1995

Office Space (leased) through March 1, 2028	2&6 Bryn Mawr Avenue (5) Bryn Mawr, PA. 19010	1999

Office Space (leased) through August 31, 2004	2011 Renaissance Blvd.(6) Suite 200 King of Prussia, PA 19406	1999

Branch Office (leased) through March 1, 2005	White Horse Village (2) 535 Gradyville Road Newtown Square, PA.	2000

Current Banking Office	Address	Date Acquired or Opened
Branch Office (leased) Through January 31, 2007	Rosemont Presbyterian Village (2) 404 Cheswick Place Rosemont, PA 19010-1251	2002

Branch Office (leased) Leased through April 1, 2012	3601 West Chester Pike (7) Newtown Township, Delaware County, PA 19073	2002

*	Leases automatically renew annually unless terminated by either party.

The Corporation:

Other Facilities	Address	Date Acquired or Opened
Walk-in Lobby, Drive-up Windows, Meeting Room (owned)	813 Bryn Mawr Avenue (3) Bryn Mawr, PA 19010	1988

Office Building (owned)	10 Bryn Mawr Avenue (4) Bryn Mawr, PA 19010	1988

(1)	This branch is on the lobby level of an office building and has been established to primarily meet the needs of the occupants of the office building and the surrounding community. There is an automatic teller machine located within the facility. The lease is for 705 square feet and expires on July 31, 2004.
(2)	This branch office has been established primarily to meet the needs of the residents of the Life Care Community in which it is located.
(3)	This property is contiguous to the Bank’s main office, originally housed a gas station, which was demolished. This property houses a walk-in lobby, expanded drive-up facility and a meeting room, and was put in service in August, 1990.
(4)	This property became the new location of the Bank’s Wealth Management Division, in mid-December, 1989.
(5)	This lease is for 24,800 square feet of office space to house the support staff which was formerly located in the Bank’s main office at 801 Lancaster Avenue. The support areas currently located at this location are Audit, Human Resources, Marketing, Loan Operations and Comptrollers.

(6)	This lease is for 7,527 square feet of space, located in King of Prussia, that previously housed the employees of JWR&Co. It is partially sublet.
(7)	The lease is for a parcel of real property on which the Bank constructed a full service bank branch office consisting of a building of thirty seven hundred square feet and two drive through lanes. The lease provides the Bank the option of renewing the lease, after the initial ten year period, for an additional nineteen years, in three five year increments and one four year increment.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK

AND RELATED STOCKHOLDER MATTERS

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Price Range of Shares” on page 2 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial Data” on page 15 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The information required by this Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis” on pages 16 to 37 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The financial information required by this item 7A is incorporated by reference to page 34, Off-Balance Sheet Commitments and Contractual Cash Obligations, page 35, Asset and Liability Management, Interest Rate Sensitivity; page 35, the Table of Interest Rate Sensitivity as of December 31, 2003, and page 36, Liquidity in the Corporation’s Annual Report to the shareholders for the year ended December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the auditor’s report thereon and supplementary data required by this Item 8 are incorporated by reference on pages 38 to 41 and page 14 respectively, of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On December 19, 2003, the Corporation retained KPMG LLP (‘KPMG”) as its new independent accountants to audit The Corporation’s financial statements for the fiscal year ended December 31, 2004. PricewaterhouseCoopers LLP (“PwC”) continued to serve as The Corporation’s independent accountants for the fiscal year ended December 31, 20032. The decision to change independent accountants was made by the Audit Committee of The Corporation.

The reports of PwC on the financial statements for the past two fiscal years contain no adverse opinions or disclaimer of opinion and were not qualified or modified as to their uncertainty, audit scope or accounting principle.

During each of the fiscal years ended December 31, 2001, 2002 and 2003 and subsequent period through the date of this Report, there were no disagreements between The Corporation and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC would have caused it to make reference to the subject matter of the disagreements in connection with its reports; and there were no “reportable events” as that term is defined in Item 304 (a)(1)(v) of Regulation S-K occurring within The Corporation’s two most recent fiscal years and identified through the date of this Report.

During The Corporation’s two most recent fiscal years and through the date of this Report, The Corporation has not consulted with KPMG regarding any of the matters or events set forth in Item 304 (a) (2) of Regulation S-K.

[2]	PwC will audit the Corporation’s Thrift and Savings Plan and the Corporation’s Pension Plan and perform the Common Trust Fund and USAP audits for the Corporation’s subsidiary, The Bryn Mawr Trust Company, for the fiscal year ended December 31, 2003.

The Corporation has provided PwC with a copy of the foregoing disclosures and has requested that PwC review such disclosures and provide a letter addressed to the SEC stating whether they agree with such statements. A copy of PwC’s letter response to such request is attached hereto as Exhibit 16.

ITEM 9A. CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II and Chief Financial Officer, Joseph W. Rebl, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2003, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

As of the date of this Report, there have not been any significant changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Corporation is incorporated by reference on pages 3 through 10 of the definitive proxy statement of the Corporation filed on March 8, 2004 with the SEC pursuant to Regulation 14A.

The Committees of the Corporation’s Board of Directors are incorporated by reference on pages 4 through 7 of the definitive proxy statement of the Corporation fled on March 8, 2004 with the SEC pursuant to Regulation 14A.

Each member of the Audit Committee is independent and financially literate as defined by NASDAQ. The Board of Directors of the Corporation has determined that James J. Smart is a financial expert as defined by SEC regulations.

The Boards of Directors of the Corporation and the Bank have determined that all of its members are independent and meet the independence requirements of The NASDAQ Stock Market (“NASDAQ”), except for Frederick C. Peters, II and Robert L. Stevens. Because Mr. Peters is the President and Chief Executive Officer of the Corporation and the Bank, and Mr. Stevens is the former President and Chief Executive Officer, they are not independent as defined by NASDAQ. Mr. Peters also serves as Chairman of the Corporation and the Bank.

Executive Officers of the Corporation and the Bank. Below is certain information with respect to the executive officers of the Corporation and Bank as of February 27, 2004:

NAME	AGE AS OF FEBRUARY 27, 2004	OFFICE WITH THE CORPORATION AND/OR BANK
Frederick C. Peters II	54	President and Chief Executive Officer and Chairman of Corporation and Bank

Joseph W. Rebl	59	Treasurer of Corporation and Executive Vice President, Treasurer & Chief Financial Officer of Bank

Robert J. Ricciardi	55	Secretary of Corporation and Executive Vice President and Secretary of the Bank, Chief Credit Policy Officer

Joseph G. Keefer	45	Executive Vice President of Bank– Chief Lending Officer

Alison E. Gers	46	Executive Vice President of Bank– Administration and Operations

Mr. Peters was elected President and Chief Executive Officer and a Director of the Corporation and the Bank on January 22, 2001. Mr. Peters was elected the Chairman of the Board of the Bank and Corporation, effective August 5, 2002. Prior to that, Mr. Peters was founder, President and Chief Executive Officer of the 1st Main Line Bank, a division of National Penn Bank, from May

1995 to January 2001. From 1985 to 1995, Mr. Peters was the founding President and Chief Executive Officer of National Bank of the Main Line. Prior to 1985, Mr. Peters was employed by Industrial Valley Bank as a Regional Vice President in a lending capacity. In January 2004, Mr. Peters took over the management of sales and marketing in the Wealth Management Division, on an interim basis.

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

Mr. Keefer was employed by the Bank as Vice President and Commercial

Lending manager in March 1991. He was promoted to Senior Vice President of Commercial and Real Estate Lending Services in July 1994 and was made the Bank’s Chief Lending Officer in December 1997. In December 2002 Mr. Keefer assumed responsibility for the Bank’s Credit Division which included Commercial and Real Estate Lending, Consumer and Small Business Lending, BMT Mortgage and Loan Operations. In February 2001, Mr. Keefer was designated Executive Vice President and Chief Lending Officer of the Bank. Prior to his employment by the Bank, Mr. Keefer was employed by First Pennsylvania Bank, NA from June 1980 until March 1991, where he was a Vice President in the commercial lending division.

Ms. Gers was employed by the Bank as Senior Vice President-Marketing in May 1998. In February 2001, Ms. Gers was designated Executive Vice President of the Bank, having responsibility for marketing, administrative services and operations. Prior to her employment by the Bank, she was Executive Vice President of CoreStates Bank, NA from July 1995 until May 1998, having responsibility for retail and small business marketing, advertising and product development. From February 1988 until August 1992, Ms. Gers was Senior Vice President of Home Unity Savings Bank, having responsibility for retail banking. From January 1986 to October 1987, she was Marketing Director for Colonial Penn Group. From February 1983 until January 1986, she was Product Manager for third party life and health insurance products for National Liberty Marketing. In January 2004, Ms. Gers, took over the management of the day to day operations of the Wealth Management Division.

None of the above executive officers has any family relationship with any other executive officer or with any director of the Corporation or Bank.

The Corporation has adopted a Code of Business Conduct and Ethics (“the Code”) which amended, restated and combined into one code its Code of Ethics for Officers and Directors and its Employee Code of Ethics. The Code is available on the Corporation’s website at www.bmtc.com under the “Code of Ethics” caption and printed copies are available to any shareholder upon request. The Code meets the requirements for a code of ethics for the Corporation’s principal executive officer, principal financial officer or persons performing similar functions under Item 406 of Regulation S-K of the SEC. Any amendments to the Code, or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to pages 11 through 20 of the definitive proxy statement of the Corporation, filed with the SEC pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth the information required to be disclosed for the Corporation’s Equity Compensation Plan.

Equity Compensation Table

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	594,384	$14.66	16,512
Equity compensation plans not approved by security holders	—	—	—
Total	594,384	$14.66	16,512

The Corporation has agreed to pay and its non-employee independent directors have agreed to accept payment of their annual $10,000 retainer compensation in the form of Corporation common stock, payable in April of each year at the market value of the stock on the day prior to day of payment. If all of the Corporation’s non-employee independent directors, including the directors elected at the annual meeting in April 2004, continue this compensation arrangement, for their 2004-2005 terms as directors, it is estimated, based on the per share $24.00 market price of the stock on December 31, 2003, that such directors, as a group, will receive an aggregate of 3,333 shares of the Corporation’s common stock as retainer compensation.

Additional information required by this Item 12 is incorporated by reference to page 2, and pages 8 and 9 of the Corporation’s definitive proxy statement, filed with the SEC pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or transactions required to be disclosed in this Item 13 pursuant to the instructions contained in the form for this report, as discussed on page 19 of the Corporation’s definitive proxy statement, filed with the SEC pursuant to Regulation 14A.

PART IV

Item 14. PRINCIPLE ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to pages 24 through 25 of the definitive proxy statement of the Corporation, filed with the SEC pursuant to Regulation 14A.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as a part of this report.

EXHIBIT TABLE

3 – Articles of Incorporation and By-Laws

(A)(i)	Articles of Incorporation, effective August 8, 1986, are incorporated by reference to Form S-4 of the Registrant, No. 33-9001.

(ii)	Amendment to the Articles of Incorporation, effective April 23, 1998.

(iii)	Articles of Merger / Consolidation, effective April 1, 1999.

(B)	By-Laws of the Registrant, incorporated by reference as amended and restated January 20, 2000.

4 – Instruments defining the rights of security holders

(A)	Articles of Incorporation and By-Laws: See Item 3(A) & (B) above.

(B)	Shareholders Rights Plan: incorporated by reference to 8-K filed with the SEC on November 25, 2003.

10 – Material Contracts

(A)	The Bryn Mawr Bank Corporation Amended and Restated 1986 Stock Option and Stock Appreciation Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated march 14, 1994 and filed with the Commission as Appendix A to the proxy Statement on March 15, 1994.

(B)	License Agreement dated December 30, 1994, between Bryn Mawr Bank Corporation and FIServ Cir, Inc. is incorporated by reference to the Corporation’s 10-K, filed with the Securities and Exchange Commission on March 31, 1995.

(C)	The Bryn Mawr Bank Corporation Non-Employee Directors Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 10, 1995 and filed with the Commission as Appendix A to the Proxy Statement on March 10, 1995.

(D)	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 2, 1998 and filed with the Securities and Exchange Commission as Exhibit A to the Proxy Statement.

(E)	Agreement dated May 2, 1997, between The Bryn Mawr Trust Company and Marshall and Isley Corporation, to provide data processing services to the Bank’s Investment Management and Trust Division is incorporated by reference to the Corporation’s 10-K filed with the SEC on March 30, 1998.

(F)	Agreement dated January 1, 1999 between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services Group, Inc., to provide brokerage support services to BM Brokerage is incorporated by reference to the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

(G)	Lease dated March 1, 1999 between The Bryn Mawr Trust Company and Anthony J. Marcozzi and The Real Viking, Inc. for the property and the buildings known as 2 and 6 Bryn Mawr Avenue. The term of this lease is for an initial period of twenty-nine years with the option to extend for one-ten year period with the same terms and conditions as the initial lease. The lease is hereby incorporated by reference to the Corporation’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000

(H)	Employment Agreement dated January 11, 2001 between Bryn Mawr Bank Corporation and Frederick C. Peters II is incorporated by reference to the Corporation’s From 10-K, filed with the Securities and Exchange Commission on March 30, 2001.

(I)	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 8, 2001 and filed with the Securities and Exchange Commission on March 8, 2001 as Appendix B to the Proxy Statement.

(J)	Addendum, dated August 15, 2001, to the License agreement between Bryn Mawr Bank Corporation and Fiserv Solutions, Inc. dated December 30, 1994 is incorporated by reference to the Corporation’s Form 10-K, filed with the SEC on March 30, 2002.

(K)	Agreement dated January 1, 2002 between The Bryn Mawr Trust Company and Robert L. Stevens, past Chief Executive Officer, to provide consulting services to the Bank through August 4, 2007 is hereby incorporated by reference to the Corporation’s Form 10-Q for the first quarter of 2002, filed with the SEC on May 14, 2002.

(L)	Lease dated April 1, 2002 between The Bryn Mawr Trust Company and Radnor Chase Cronies for the property and improvements at 3601 West Chester Pike, Newtown Township, Delaware County, Pennsylvania, is incorporated by reference to the Corporation’s Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

(M)	Amendment dated August 8, 2002 to the Agreement between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services, Group, Inc. dated January 1, 1999 and incorporated by reference to the Corporation’s Form 10-K filed with the SEC on March 30,1999, to include The Bryn Mawr

Trust Company as Subscriber to the original contract is incorporated by reference to the Corporation’s Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

13 – Annual Report to Security Holders

The Registrant’s 2003 Annual Report to Shareholders is attached herewith as Exhibit 13.

16 – Letter Re Change in Certifying Auditors

Letter from PwC regarding change in certifying auditors.

21 – Subsidiaries of the Registrant

Name	State of Incorporation
The Bryn Mawr Trust Company	Pennsylvania
Bryn Mawr Financial Services, Inc.	Pennsylvania
Bryn Mawr Advisors, Inc.	Pennsylvania
Insurance Counsellors of Bryn Mawr, Inc	Pennsylvania
Bryn Mawr Brokerage Co., Inc.	Pennsylvania
Joseph W. Roskos Co., Inc.	Pennsylvania
Bryn Mawr Asset Management, Inc.	Pennsylvania
BMT Settlement Services, Inc.	Pennsylvania
Bryn Mawr Finance, Inc.	Delaware

23 – Consent of Independent Accountants

Consent of Independent Accountants filed herewith as Exhibit 23.

31 – Certification of Annual Report

.1 –	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
.2 –	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 – Certification Pursuant to 18 U.S.C. Section 1350

.1 –	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

.2 –	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99 – Proxy Statement

(A)	Registrant’s Proxy Statement for its 2004 Annual Meeting to be held on April 20, 2004, was filed with the Securities and Exchange Commission on March x, 2004 and is incorporated by reference as Exhibit 99(A).

(b)	INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The report of Independent Auditors as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation and related notes is incorporated by reference to page 14 of the Corporation’s 2003 Annual Report to Shareholders.

Consolidated Financial Statements and related notes are incorporated by reference to the Corporation’s 2003 Annual Report to Shareholders, and may be found on the pages of said Report as indicated in the parenthesis:

Consolidated Balance Sheets, December 31, 2003 and 2002 (page 38)

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001 (page 39)

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002, and 2001 (page 41)

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001 (page 41)

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 (page 40)

Notes to Financial Statements (pages 42 to 56)

Supplementary Data:

Quarterly Results of Operations are incorporated by reference to the information under the caption “Selected Quarterly Financial Data (Unaudited)”, in Note 19 on page 54 of the Corporation’s Annual Report to Shareholders for the fiscal years ended December 31, 2003 and 2002.

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.

Exhibits:

For information regarding exhibits, including those incorporated by reference, see pages 58 through 63 of this report.

(c)	REPORTS ON FORM 8-K

(i)	Form 8-K, filed with the Securities and Exchange Commission on October 17, 2003, disclosing the third quarter unaudited financial statements and press release is incorporated by reference.

(ii)	Form 8-K, filed with the Securities and Exchange Commission on November 25, 2003, relating to the Shareholders Rights Plan is incorporated by reference.

(iii)	Form 8-K, filed with the Securities and Exchange Commission on December 22, 2003, disclosing the changes in the registrant’s certifying accountant is incorporated by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

(Registrant) Bryn Mawr Bank Corporation

By (Signature and Title) /s/ Frederick C. Peters II

Date March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Frederick C. Peters II	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2004
Frederick C. Peters II

/s/ Joseph W. Rebl	Treasurer (Principal Financial and Principal Accounting Officer)	March 8, 2004
Joseph W. Rebl

	Director	March , 2004
Warren W. Deakins

/s/ William Harral, III	Director	March 8, 2004
William Harral, III

/s/ Wendell F. Holland	Director	March 8, 2004
Wendell F. Holland

NAME	TITLE	DATE

/s/ Francis J. Leto	Director	March 8, 2004
Francis J. Leto

	Director	March , 2004
Robert L. Stevens

/s/ James J. Smart	Director	March 8, 2004
James J. Smart

/s/ B. Loyall Taylor, Jr.	Director	March 9, 2004
B. Loyall Taylor, Jr.

	Director	March , 2004
Nancy J. Vickers

/s/ Thomas A. Williams	Director	March 8, 2004
Thomas A. Williams

65