Form 10-Q
period 2004-03-31
BRYN MAWR BANK CORP
filed 2004-05-03
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2004

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2004
Common Stock, par value $1	8,618,678

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)

Unaudited

	Three Months Ended March 31
	2004	2003**
Interest income:
Interest and fees on loans	$7,178	$7,011
Interest on federal funds sold	18	25
Interest on interest bearing deposits with banks	6	10
Interest and dividends on investment securities:
U.S. Government Agency securities	200	214
Obligations of states and political subdivisions	41	5
Dividend income	9	12

Total interest and dividend income	7,452	7,277
Interest expense	1,083	1,096

Net interest income	6,369	6,181
Loan loss provision	187	250

Net interest income after loan loss provision	6,182	5,931

Non-interest Income
Fees for Trust services	2,554	2,325
Service charges on deposits	476	479
Other service charges, commissions and fees	659	598
Net gain on sale of loans	1,372	3,399
Net gain on sale of mortgage servicing rights	1,073	—
Other operating income	440	541

Total non-interest income	6,574	7,342

Non-interest expenses:
Salaries and wages	3,949	4,186
Employee benefits	1,174	1,203
Occupancy and bank premises	507	518
Furniture, fixtures, and equipment	434	467
Amortization of mortgage servicing rights	193	784
Other operating expenses	1,864	1,700

Total non-interest expenses	8,121	8,858

Income from continuing operations before income taxes	4,635	4,415
Applicable income taxes	1,615	1,554

Income from continuing operations	$3,020	$2,861

(Loss) income from discontinued operations	—	(192)

Net Income	$3,020	$2,669

Basic earnings per common share***

Income from continuing operations	$0.35	$0.33
(Loss) income from discontinued operations	$0.00	$(0.01)

Total earnings per common share	$0.35	$0.32

Diluted earnings per common share ***

Income from continuing operations	$0.34	$0.32
(Loss) income from discontinued operations	$0.00	$(0.02)

Total diluted earnings per common share	$0.34	$0.30

Dividend declared per share***	$0.10	$0.10

Weighted-average shares outstanding	8,643,205	8,685,926
Dilutive potential common shares	200,671	125,094

Adjusted weighted-average shares	8,843,876	8,811,020

The accompanying notes are an integral part of the consolidated financial statements.

*	Except for share and per share data.
**	Reclassified for comparative purposes.
***	Restated for 2 for 1 stock split effective October 1, 2003

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	March 31, 2004 (Unaudited)	December 31, 2003	March 31, 2003 ** (Unaudited)
Assets
Cash and due from banks	$32,302	$32,471	$34,719
Interest bearing deposits with banks	578	10,524	666
Federal funds sold	23,400	3,300	22,000
Investment securities available for sale, at market (amortized cost of $28,260, $31,411 and $21,394 as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively)	28,337	31,397	21,629
Loans:
Consumer	15,908	18,580	21,135
Commercial	171,061	178,381	170,990
Real estate	335,570	302,426	252,922
Loans held for sale, at fair market value	9,791	3,691	37,631

Total loans	532,330	503,078	482,678
Less: Allowance for loan losses	(6,852)	(6,670)	(6,356)
Net deferred loan fees	(659)	(662)	(544)

Net loans	524,819	495,746	475,778

Premises and equipment, net	14,074	13,756	11,980
Accrued interest receivable	2,338	2,274	2,247
Deferred federal income taxes	596	—	1,195
Mortgage servicing rights	3,216	4,391	3,921
Other assets	13,135	10,989	6,559
Assets of discontinued operations	—	—	3,672

Total assets	$642,795	$604,848	$584,366

Liabilities
Deposits:
Demand, noninterest-bearing	$150,936	$144,579	$156,847
Savings	310,954	285,369	259,303
Time	100,594	97,191	95,449

Total deposits	562,484	527,139	511,599

Accrued interest payable	2,228	2,328	1,627
Other liabilities	10,071	7,999	8,542

Total liabilities	574,783	537,466	521,768

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,150,132, 11,135,232 and 5,544,708 shares as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively and outstanding of 8,606,374, 8,670,974 and 4,310,574 shares as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively	11,150	11,135	5,545
Paid-in capital in excess of par value	6,702	6,487	11,333
Accumulated other comprehensive income net of taxes	(68)	(126)	(33)
Retained earnings	71,435	69,280	65,187

	89,219	86,776	82,032
Less: Common stock in treasury at cost — 2,543,758, 2,464,258 and 1,234,134 shares as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively	(21,207)	(19,394)	(19,434)

Total shareholders’ equity	68,012	67,382	62,598

Total liabilities and shareholders’ equity	$642,795	$604,848	$584,366

The accompanying notes are an integral part of the consolidated financial statements.

**	Reclassified for comparative purposes.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

Unaudited

	Three Months Ended March 31
	2004	2003*
Operating activities:
Income from continuing operations	$3,020	$2,861
Adjustments to income from continuing operations to net cash (used) provided by operating activities:
Provision for loan losses	187	250
Provision for depreciation and amortization	331	358
Loans originated for resale	(45,613)	(191,322)
Proceeds from loans sold	52,142	184,806
Gain on sale of loans	(1,371)	—
Gain on sale of MSRs	(1,073)	(3,399)
Provision for deferred income taxes (benefit)	(596)	(228)
Change in accrued interest receivable	(64)	(129)
Change in accrued interest payable	(100)	188
Mortgage servicing rights	1,175	35
Other	(155)	(1,322)

Net cash (used) provided by operating activities	7,883	(7,902)

Investing activities:
Purchases of investment securities	(5,508)	(3,131)
Proceeds from maturity and calls of fixed income securities	8,693	3,631
Loan (originations) repayments, net	(33,344)	(5,424)
Purchases of premises and equipment	(636)	(244)

Net cash (used) provided by investing activities	(30,795)	(5,168)

Financing activities:
Net increase in demand and savings deposits	31,942	28,399
Net increase (decrease) in time deposits	3,403	(420)
Dividends paid	(865)	(871)
Repayment of mortgage debt	—	(513)
Purchases of treasury stock	(1,813)	(1,827)
Proceeds from issuance of common stock	230	69
Repayment of borrowed funds	—	(20,000)

Net cash provided by financing activities	32,897	4,837

Decrease in cash and cash equivalents	9,985	(8,233)
Cash and cash equivalents at beginning of period	46,295	65,801

Cash and cash equivalents at end of period	$56,280	$57,568

Supplemental cash flow information:
Income taxes paid	$(629)	$1,625
Interest paid	$1,183	$908

The accompanying notes are an integral part of the consolidated financial statements.

*	- Reclassified for comparative purposes.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars In Thousands)

Unaudited

	Three Months Ended March 31
	2004	2003
Net Income	$3,020	$2,669
Other comprehensive income:
Unrealized holding (losses) gains on available-for-sale securities	91	(113)
Deferred income tax (benefit) expense on unrealized holding (losses) gains on available for sale securities	(33)	39

Comprehensive net income	$3,078	$2,595

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 AND 2003

(Unaudited)

1. Unaudited Interim Results:

The consolidated statements of income of Bryn Mawr Bank Corporation (the “Corporation”) for the three month periods ended March 31, 2004 and 2003, the consolidated balance sheets as of March 31, 2004 and 2003, the related consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003, the related and the related consolidated statements of comprehensive income for the three month periods ended March 31, 2004 and 2003 are all unaudited.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments, accruals and elimination entries necessary for the fair presentation of the consolidated financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Corporation’s 2003 Annual Report incorporated in the 2003 Form 10-K (Exhibit #13).

2. Earnings Per Common Share:

Reference is made to Note #13, Stock Option Plan (the “Plan”), in the Notes to Consolidated Financial Statements in the Corporation’s 2003 Annual Report incorporated in the 2003 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three-month period ended March 31, 2004.

3. Summary of Significant Accounting Policies:

The significant accounting policies are as follows:

Cash and cash equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with banks and federal funds sold.

Investment securities:

Management categorized all of its investment securities as available for sale as part of its asset/liability management strategy since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred tax effect, being added to or deducted from the Corporation’s total shareholders’ equity on the balance sheet. As of March 31, 2004, shareholders’ equity increased by $49,000 due to unrealized gains (net of $28,000 in deferred income taxes) of $77,000 in the investment securities portfolio. As of December 31, 2003, shareholders’ equity was decreased by $9,000 due to unrealized losses (net of $5,000 in deferred income tax benefit) of $14,000 in the investment securities portfolio.

Mortgage Servicing Rights:

Mortgage servicing rights (“MSRs”) are recorded when residential mortgage loans are sold with servicing retained by The Bryn Mawr Trust Company (the “Bank”). A quarterly independent valuation of MSRs is completed to determine (1) the market value of the MSR portfolio at that quarter end and (2) the projected cash flows from the MSR portfolio for the subsequent quarter (the “MSR Valuation”). The subsequent cash flow projections, which measures a number of factors, including the projected pre-payment speeds of the respective mortgage loans, is the basis for the amortization of the MSRs in the subsequent quarter. The amount of quarterly amortization is measured each quarter from the results of the quarterly MSR Valuation and any changes to the amount of amortization are made on a quarterly basis. When loans are paid off, any unamortized balances of the respective MSRs are written off against current Bank net income. Should any impairment of the MSRs be determined by the quarterly MSR Valuation, the balance of the MSRs would be written down by the amount of the impairment.

Loan Loss Provision:

The loan loss provision charged to operating expenses is driven by a systematic formula and those factors which, in management’s judgment, deserve current recognition in estimating loan losses including the continuing evaluation of the loan portfolio and the Bank’s past loan loss experience. The allowance for loan losses is an amount that management believes will be adequate to absorb losses inherent in existing loans. In addition, the Bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance for loan losses.

Pension and Other Postretirement Benefits:

The Corporation sponsors two pension plans and a postretirement benefit plan for certain employees.

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months ended March 31, 2004 and 2003:

	Pension Benefits		Post Retirement Benefits
	2004	2003	2004	2003
Service cost	$278	$231	$6	$4
Interest cost	381	364	47	38
Expected return on plan assets	(479)	(373)	—	—
Amortization of transition obligation	—	—	6	6
Amortization of prior service costs	45	45	—	—
Amortization of net (gain) loss	54	71	45	27

Net periodic benefit cost	$279	$338	$104	$75

Employer contributions

The Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it did not expect to contribute to its pension plan in 2004. As of March 31, 2004, no contributions have been made. The Corporation does not anticipate contributing to its pension plan in 2004.

Accounting for Stock Based Compensation:

The Corporation has elected to use the intrinsic value method of accounting for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value approach under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, takes into account the time value of the options and will generally result in compensation expense.

The following table presents net income and basic and diluted earnings per share, as reported, the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income, if the fair value method of accounting for stock-based employee compensation had been applied to all awards and proforma net income and basic and diluted earnings per share, had the fair value method of accounting for stock-based employee compensation been applied to all awards.

	For the three Months ended March 31:
	2004	2003
Net income – as reported	$3,020	$2,669
Stock based compensation cost, net of related taxes	80	69

Net income – proforma	$2,940	$2,600
Basic earnings per share – as reported	$0.35	$0.32
Diluted earnings per share – as reported	$0.34	$0.30
Basic earnings per share – proforma	$0.34	$0.30
Diluted earnings per share – proforma	$0.33	$0.30

Trust income:

The trust income is recognized on the cash basis of accounting. Reporting such income on a cash basis does not materially affect net income.

Income taxes:

The Corporation files a consolidated Federal income tax return with its subsidiaries. Certain items of income and expense (primarily pension and post retirement benefits, provision for loan loss, mortgage servicing rights and other reserves) are reported in different periods for tax purposes. Deferred taxes are provided for on such temporary timing differences existing between financial and income tax reporting, subject to the deferred tax asset realization criteria required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).

4. Adoption of Financial Accounting Standards:

Accounting standards, recently issued as of December 31, 2003, are discussed in Note 2 “Summary of Significant Accounting Policies” in the Corporation’s Annual Report, incorporated in the 2003 Form 10-K (Exhibit #13).

As a part of the acquisition of Joseph W. Roskos & Co. (“JWR&Co.”) in 1999, the Corporation recorded goodwill of $3,300,000. In compliance with SFAS No. 142, the amortization of the balance of goodwill as of December 31, 2001 of $2,805,000 was discontinued. During the fourth quarter of 2002 an additional $400,000 of impairment loss was booked reducing the balance of goodwill to $2,405,000. There was no income or loss from discontinued operations reported for the first three months of 2004. The loss from discontinued operations reported for the first three months of 2003 was $192,000. During 2003, Corporation management determined that JWR&Co. was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family business office services through JWR&Co. Therefore, on August 1, 2003 effective as of June 30, 2003 the Corporation sold substantially all of the assets of JWR&Co. to Private Family Office, Inc. which is owned by Robert M. Fedoris, former president of JWR&Co. (the “Asset Sale”). The balance of goodwill was written-off as a result of the Asset Sale. There was no goodwill recorded on the Corporation’s books as of March 31, 2004 relating to JWR&Co.

Since the assets sold in the Asset Sale met all the requirements of Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the long-lived assets of JWR&Co. were classified as assets of discontinued operations and were classified as available for sale in the balance sheet through June 30, 2003, and the revenues and expenses, the write-down of goodwill and other related disposal expenses were classified as (loss) income from discontinued operations, net of taxes in the respective statements of income.

5. Loans:

The Bank recognizes interest income on loans performing satisfactorily on the accrual method of accounting. Non-performing loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due, which are deemed to be problem loans by management. All non-performing loans, except consumer loans, which may be considered for charge-off when greater than 90 days past due, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed non-performing is deducted from interest income. Smaller balance, homogeneous loans, exclusively consumer loans, when included in non-performing loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income. The charge-off policy for all loans, including non-performing and impaired loans, considers such factors as the type and size of the loan, the quality of the collateral, and historical credit worthiness of the borrower in management’s assessment of the collectiblity of such loans.

As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers the ability of the borrower to continue to meet the original contractual terms of a loan. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments, that is a temporary delay in the payment process of a loan. Under these circumstances, the Bank, expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

When a borrower is deemed to be unable to meet the original terms of a loan, a loan may be considered impaired or could be restructured. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a non-performing and an impaired loan. All of the Bank’s impaired loans, which amounted to $442,000, $371,000 and $80,000 at March 31, 2004, December 31, 2003 and March 31, 2003, respectively, were placed on nonaccrual status when they were delinquent for greater than 90 days, and any outstanding accrued interest receivable on such loans, except for consumer loans, at the time they were placed on nonaccrual status, was reversed from income.

Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan’s initial effective interest rate or at the loan’s market price or fair value of the collateral, if the loan is collateral dependent. As of March 31, 2004, one impaired loan amounting to $61,000 was measured using the present value of expected future cash flows or the loan’s market price. As of December 31, 2003 and March 31, 2003, no impaired loans were measured using the present value of expected future cash flows or the loan’s market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan’s collateral amounted to $381,000, $371,000, and $80,000, as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. As of March 31, 2004, December 31, 2003 and March 31, 2003, there were no impaired loans for which it was necessary to establish an impairment reserve. Impaired loans for which no loan loss allowance was allocated amounted to $442,000, at March 31, 2004 and $371,000 at December 31, 2003 and $80,000 at March 31, 2003. Average impaired loans for the three-month period ended March 31, 2004, year ended December 31, 2003 and March 31, 2003 amounted to $445,000, $170,000 and $79,000, respectively.

When a loan is put on a nonaccrual status, any loan payment subsequently collected is credited to reduce the outstanding principal balance. Therefore, no interest income was reported on nonaccrual loans during either three-month period ended March 31, 2004 or 2003. Loans may be removed from nonaccrual status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least three months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, no nonaccrual loans were removed from nonaccrual status, during the first three months of 2004 or 2003.

6. Allowance for Loan Losses:

The summary of changes in the allowance is as follows:

	Three months-ended March 31,		Year ended December 31, 2003
	2004	2003
Balance, beginning of period	$6,670	$6,114	$6,114
Charge-offs:
Consumer	(22)	(25)	(102)
Commercial and industrial	0	0	(112)
Real estate	0	0	(13)

Total charge-offs	(22)	(25)	(227)

Recoveries:
Consumer	17	16	32
Commercial and industrial	0	0	0
Real estate	0	1	1

Total recoveries	17	17	33

Net (charge-offs) / recoveries	(5)	(8)	(194)
Provision for loan losses	187	250	750

Balance, end of period	$6,852	$6,356	$6,670

7. Segment Information:

Statement of Financial Accounting Standard No. 131, Segment Reporting, identifies operating segments as components of an enterprise which are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criteria to the Corporation’s results of continuing operations.

The Corporation’s Banking segment is managed as a traditional banking segment. The Banking segment gathers deposits, makes loans and purchases investments. In addition to net interest income generated by this segment, revenues are earned from the service charging of deposit accounts, rental of vaults, as well as other service charge revenues.

The Wealth Management segment has responsibility for all fiduciary activity within the Corporation. This includes trust investment and administration, client employee benefit administration, trust tax services and client custodial responsibilities.

The Mortgage Banking segment is responsible for the origination of residential mortgage loans, as well as the sale and servicing of all or a portion of these residential mortgage loans to the secondary mortgage loan market. All related revenues are included in this segment, as well as income and expense associated with the mortgage servicing rights related to the servicing of sold residential mortgage loans.

The “All Other” segment includes revenues and expenses for Insurance Counsellors of Bryn Mawr, Inc., Bryn Mawr Settlement Services, Inc., Bryn Mawr Bank Corporation and, for 2003, Bryn Mawr Finance, Inc. This segment also includes any revenue and expenses from continuing operations for JWR & Co.

7. Segment Information:

The Corporation’s principal operating segments are structured around the financial services provided to its customers. The Banking segment gathers deposits and makes funds available for loans to its customers. The Bank’s Wealth Management’s segment provides both corporate and individual investment management and trust products and services. The Bank’s Mortgage Banking segment originates and sells residential mortgage loans to the secondary mortgage market. Bryn Mawr Bank Corporation and all other subsidiaries are aggregated under the “All Other” heading.

Segment information for the three months ended March 31, 2004 and 2003 for continuing operations is as follows:

(Dollars in thousands)

	2004					2003****
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$6,346	$—	$—	$23	$6,369	$6,172	$—	$—	$9	$6,181
Less Loan loss provision	187	—	—	—	187	250	—	—	—	250

Net interest income after loan loss provision	6,159	—	—	23	6,182	5,922	—	—	9	5,931
Intersegment interest (revenues) expenses*	—	—	—	—	—	5	—	—	(5)	—

Net interest income after loan loss provision and eliminations	6,159	—	—	23	6,182	5,927	—	—	4	5,931

Other income:
Fees for investment management and trust services	—	2,554	—	—	2,554	—	2,325	—	—	2,325
Other income***	2,027	—	1,864	129	4,020	898	—	3,868	251	5,017

Total other income	2,027	2,554	1,864	129	6,574	898	2,325	3,868	251	7,342

Other expenses:
Salaries and benefits	3,431	1,196	415	81	5,123	3,524	1,171	603	91	5,389
Occupancy	780	125	64	(28)	941	792	156	55	(18)	985
Mortgage Servicing Rights amortization	—	—	193	—	193	—	—	784	—	784
Other operating expense***	1,380	143	294	47	1,864	1,015	240	464	(19)	1,700

Total other expense	5,591	1,464	966	100	8,121	5,331	1,567	1,906	54	8,858

Segment profit (loss) from operations	2,595	1,090	898	52	4,635	1,494	758	1,962	201	4,415

Intersegment (revenues) expenses **	82	45	—	(127)	—	52	45	—	(97)	—

Segment profit (loss) from continuing operations after eliminations	2,677	1,135	898	(75)	4,635	1,546	803	1,962	104	4,415

Segment profit after eliminations	$2,677	$1,135	$898	$(75)	$4,635	$1,546	$803	$1,962	$104	$4,415

% of segment profit (loss)	58%	24%	19%	(1%)	100%	35%	18%	45%	2%	100%

*	- Bryn Mawr Finance, Inc. provides intercompany financing to The Bryn Mawr Trust Company and other subsidiaries of the Corporation. Intersegment interest revenues and expenses consist of interest payments made by The Bryn Mawr Trust Company to various Corporation subsidiaries.
**	- Intersegment revenues consist of rental payments to Bryn Mawr Bank Corporation from its subsidiaries, and insurance commissions paid by the Bank to Insurance Counsellors of Bryn Mawr, Inc. Intersegment expenses consist of a $1,250 management fee, paid by Bryn Mawr Bank Corporation to the Bank.
***	- Included in the Banking segment other income for the first three months of 2004 is a net gain on the sale of Mortgage servicing rights of $1,073,000. For the first three months of 2004, other operating expenses of the Banking segment includes $188,000 of expense related to this sale of mortgage servicing rights. No such sale of mortgage servicing rights occurred in the first quarter of 2003.
****	- Reclassified for comparative purposes.

Item 2.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the “Corporation”) for the three months ended March 31, 2004 and 2003, as well as the financial condition of the Corporation as of March 31, 2004, December 31, 2003 and March 31, 2003. The Bryn Mawr Trust Company (the “Bank”) and Joseph W. Roskos & Co., Inc. (“JWR&Co.”) are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”) and Bryn Mawr Settlement Services, Inc (“BMSS”) are wholly-owned subsidiaries of the Bank and Bryn Mawr Finance, Inc (“BMF”) is a wholly-owned subsidiary of JWR&Co.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statement due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	any extraordinary events (such as the September 11, 2001 events, the war in Iraq and the U.S. Government’s response to those events);

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans and when appropriate to sell mortgage servicing rights;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

EXECUTIVE OVERVIEW

The Corporation derives the majority of its income from its primary subsidiary, the Bank. The Bank is a state chartered member bank of the Federal Reserve System and was chartered in 1889. Located in an affluent western suburb of Philadelphia, PA, the Bank has continued to provide commercial banking and trust fiduciary services to its customer base. In 1986, the Corporation was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Corporation’s profitability is primarily derived from a number of sources within the Bank, including its ability to generate net interest income from the gathering of deposits and funding of commercial, real estate and consumer loans, as well as the ability to purchase investments. Due primarily to the structure of its deposit base, providing a source of low cost funding, the Bank’s is able to maintain a solid net interest margin, at 4.46% for the first three months of 2004.

In addition to its traditional banking activities of deposit gathering and lending function, the Bank’s Wealth Management segment provides a stream of revenue, primarily related to its ability to grow its assets under management, which amounted to $1,767,000, as of March 31, 2004. In recent years, the Bank has grown its mortgage banking segment, enhancing its ability to originate and sell residential loans to the residential mortgage market. While the mortgage banking segment has expanded its volume of residential loan origination and sale activity in recent years, recent quarterly volume trends indicate that this segment has slowed and is likely to continue to slow in future periods.

In addition to these three business segments, the Bank presently, through its subsidiaries, offers commercial, personal lines, life and benefits insurance products, as well as participating in a partnership with a title insurance company, generating revenues from title insurance services being sold to borrowers associated with the mortgage banking segment.

Both the Corporation’s and Bank’s capital levels remain above those capital levels necessary to be considered “Well Capitalized” by their respective regulators. “Well Capitalized” is the highest rating available from the regulators. The Corporation’s annualized return on equity was 18.09% and its annualized return on assets 1.97% as of March 31, 2004.

The $220,000 increase in earnings from continuing operations before income taxes for the first three months of 2004 over the same period in 2003 is attributable to a number of factors. During the first quarter of 2004, the Bank sold mortgage servicing rights (“MSRs”), generating a net gain, after the accelerated amortization of the sold MSRs, of $1,073,000. This sale of a portion of the Bank’s MSR Portfolio will result in a reduction in related fee income in future periods. No such sales or gains were reported for the first quarter of 2003. Due primarily to strong growth in the Corporation’s earning assets, net interest income rose $188,000 from quarter to quarter. Fees for trust services increased by $229,000. Due primarily to a slowing down of the residential mortgage refinancing activity, gains on the sale of residential mortgage loans declined by $2,027,000, thereby reducing income from continuing operations for the first quarter of 2004. This reduction in loan sale activity from quarter to quarter is also primarily responsible for the $591,000 decrease in the amortization of MSRs. A reduction in the corporate-wide incentive salaries was primarily responsible for the decrease in salary and wages of $237,000. The sum of these items brought the increase in earnings from continuing operations before income taxes over the same quarter in 2003 to $291,000 and was partially offset by other expense increases of $71,000, bringing the total increase to $220,000.

The ability to originate and sell residential mortgage loans and MSRs, including refinancing existing loan balances from higher to lower interest rates during a decreasing interest rate environment, provides a counter-cyclical source of additional non-interest revenue, offsetting a declining net interest margin, the result of the Corporation’s balance sheet being asset rate sensitive in a decreasing interest rate environment. In future periods, should interest rates begin to rise, the Corporation could benefit from its asset rate sensitivity, increasing its net interest margins, while decreasing its revenues from residential mortgage refinancing. However, in a rising interest rate environment, the possibility exists that the decrease in revenues from the sale of residential mortgage loans presently occurring will be greater than the increase in net interest income caused by the rise in the respective rates of interest, thereby having a negative impact on the Corporation’s net income.

Beginning in the fourth quarter of 2003 and carrying through the first quarter of 2004, the trend in refinancing residential mortgage loan activity slowed from the volumes generated during the first three quarters of 2003. This decrease in residential mortgage loan refinances, prior to market interest rates moving upward, has had a detrimental impact on the Corporation’s income from operations, due to a decrease in revenues from this counter-cyclical activity, without a corresponding increase in the Corporation’s net interest income or net interest margin. In an effort to mitigate the detrimental effect of this slowing in residential mortgage loan refinancings and to lower the amount of interest rate risk associated with the valuation of an expanded MSR portfolio, the Bank sold MSRs in the first quarter of 2004, thereby reducing MSR balances by $1,399,000 to $3,216,000 at March 31, 2004. The anticipated slowing of residential mortgage loan refinancings through 2004, without a significant increase in overall interest rates and the associated reduction in loan sale gains, compared to similar periods in 2003, will prove detrimental to the results of continuing operations for the Corporation in 2004.

CRITICAL ACCOUNTING POLICIES

One of the Corporation’s most critical accounting policies is the allowance for loan loss. The Corporation considers that the determination of the allowance for loan losses requires a higher degree of judgment than other critical policies. The allowance for loan loss represents management’s estimate of the losses that are probable. The allowance is consistently monitored to determine its adequacy. Ongoing review of credit standards, the level of delinquencies on loan products and loan segments, and the current state of the economy are included in this review. In addition to the current state of the economy, the economic uncertainty brought about by international concerns such as the war in Iraq and acts of terrorism and the strength of the Bank’s loan portfolio are all primary factors that determine the level of the provision for loan loss. Based on the most current analysis of the allowance for loan losses and status of the current loan portfolio, and also due to continued loan growth, including growth in the real estate portfolio, primarily in commercial mortgage lending, a market experiencing significant growth in recent years and the general uncertainty of economic conditions and also because of the continued strength of the Bank’s loan portfolio, having non-performing loans at 7 basis points of total loans at March 31, 2004, Bank management has continued to provide for its reserve, but at a decreased amount, compared to the first three months of 2003. The provision for loan loss which was made based on the Bank’s adequacy analysis was $187,000 a 25% decrease from a $250,000 provision for the same period in 2003. The provision for loan losses represents management’s determination of the necessary amount to be charged to current operating earnings to adjust the allowance for loan losses to a level that represents, based on management’s analysis of the status of the allowance for loan losses, compared to a number of factors associated with the current loan portfolio, management’s best estimate of the known and inherent losses in the current loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio, as well as other factors. Included in the factors assessed in determining the adequacy of the loan loss reserve are the percentages of historical charge-offs of specific loan categories in recent years. Actual charge-offs may differ from these percentages of historical charge-offs, as well as management’s estimates, necessitating an adjustment to the loan loss reserve by potentially increasing or lowering future loan loss provisions.

In December 2001, the Corporation adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In compliance with SFAS No. 142, the Corporation ceased amortizing goodwill. During 2003, Corporation management determined that JWR&Co. was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family office services through JWR&Co. Therefore, the Corporation sold substantially all of the assets of JWR&Co. to Private Family Office, Inc. which is owned by Robert M. Fedoris, former president of JWR&Co. (the “Asset Sale”). The Asset Sale was accomplished on August 1, 2003, effective as of June 30, 2003. As of the effective date of the Asset Sale, all goodwill and certain other intangible assets of JWR&Co. were transferred to Private Family Office, Inc. and there is no goodwill remaining on the books of the Corporation.

Since the assets being sold in the Asset Sale meet all the requirements of Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the long-lived assets of JWR&Co. have been classified as assets of discontinued operations available for sale in the balance sheet and the revenues and expenses, the write-down of goodwill and other related disposal expenses have been classified as a (loss) income from discontinued operations, net of taxes in the respective statements of income, to reflect the accounting for discontinued operations under SFAS No. 144.

As a part of its Mortgage Banking segment’s loan servicing business, the Bank records the value of MSRs as an asset when residential mortgage loans are sold and the servicing is retained by the Bank. MSRs represent the right to receive cash flows from servicing mortgage loans. The servicing rights are capitalized based on the relative fair value of the servicing right on the date the mortgage loan is sold. MSRs are amortized in proportion to, and over the period of, the estimated net servicing income. MSRs are carried at the lower of cost or estimated fair value. The Corporation obtains an independent appraisal of the fair value of its MSRs quarterly, which approximates the fair value expected in a sale between a willing buyer and seller.

MSRs are assessed quarterly for impairment based on the estimated fair value of those rights. For purposes of performing the impairment valuation, the MSR portfolio is stratified on the basis of certain predominant risk characteristics, including loan type and note rate. To the extent that the carrying value of the servicing rights exceeds estimated fair value for any stratum, a valuation allowance is established, which may be adjusted in the future as the estimated fair value of the MSRs increase or decrease. This valuation allowance is recognized in the consolidated statements of operations during the period in which impairment occurs.

The following summarizes the Corporation’s activity related to MSRs for the three months ended March 31, 2004 and 2003:

(In thousands)	2004	2003
Balance, January 1	$4,391	$3,956

Additions	417	749
Amortization	(193)	(784)
Impairment	—	—
Sales	(1,399)	—

Balance, March 31	$3,216	$3,921

Fair Value	$3,475	$4,645

There has been no impairment of MSRs nor change in the valuation allowance of MSRs for the three ended March 31, 2004 and 2003.

At March 31, 2004, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

March 31, 2004
Fair value amount of MSRs	$3,475
Weighted average life (in years)	3.1

Prepayment speeds (constant Prepayment rate) (1):	25.12%
Impact on fair value:
10% adverse change	(315)
20% adverse change	(596)

Discount rate:	9.54%
Impact on fair value:
10% adverse change	(92)
20% adverse change	(181)

(1)	represents the weighted average prepayment rate for the life of the MSR asset.

These assumptions and sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption. In realty, changes in one factor may result in changes in another, which could magnify or counteract the sensitivities.

DISCONTINUED OPERATIONS

On August 1, 2003, effective June 30, 2003, JWR&Co. sold substantially all of its assets, consisting of client accounts receivable and advances, fixed assets and prepaid expenses to Private Family Office, Inc. The Asset Sale price was $2,350,000. JWR&Co. received $400,000 in cash and three notes from Private Family Office, Inc., aggregating $1,950,000. As of March 31, 2004, the aggregate balance of the three notes amounted to $1,332,000. The notes were for the accounts receivable, the fixed assets and prepaid expenses and for the goodwill represented the value of the associated intangible assets of the company. The intangibles included the value of the client list which was sold in the transaction. The note associated with the accounts receivable and client advances was due to be paid down from the proceeds of collected accounts receivable, with a maximum term of 6 months. This note, with a balance of $73,000, was extended to May 1, 2004. On April 19, 2004 an additional extension was granted. This note was extended to August 1, 2004. The note associated with the fixed assets and prepaid expenses is for a 5-year term. The goodwill note has an amortization schedule of 15 years with a 10-year balloon payment. All three notes bear interest at a rate of 6%, with the goodwill note resetting after 7 years. There are no prepayment penalties on the notes. Private Family Office, Inc. is renting certain fixed assets and office space from the Bank.

As a result of Corporation management’s decision to accomplish the Asset Sale, the Corporation had long-lived assets meeting the criterion of SFAS No. 144 for being classified as available for sale on its balance sheet (“the “Long-Lived Assets”). Therefore, the Long-Lived Assets of JWR&Co. have been classified as assets of discontinued operations available for sale in the balance sheet and the revenues and expenses, the write-down of goodwill and other related disposal expenses have been classified as a (loss) income from discontinued operations, net of taxes in the respective statements of income.

Following is a table outlining (1) the amounts of revenue, expenses and after-tax losses reported in the results from discontinued operations and (2) the non-recurring transactions impact, that are a result of the Asset Sale:

	(000) omitted For the Three months ended
	2004*	2003
Revenues of JWR&Co.	—	$425
Expenses of JWR&Co.	—	548

Pre-tax (loss) income	—	(123)
Applicable income tax (Benefit)	—	(41)

(Loss) Income	—	(82)
Non-recurring transactions
Write-down of Goodwill	—	—
Accounts Receivable charge-off	—	—
Taxes	—	—
Other	—	(110)

Total of non-recurring	—	(110)

(Loss) Income from Discontinued operations	$—	$(192)

*	– There is no income (loss) from discontinued operations reported for the first three months of 2004.

Reflecting the results of the $192,000 loss from discontinued operations for the first three months of 2003, the Corporation reported net income of $3,020,000 for the three months ended March 31, 2004, a 13% increase from $2,669,000 reported for the same period in 2003. Basic earnings per common share on net income amounted to $.35, a 9% increase from $.32 reported for the first three months of 2003. Diluted earnings per common share on net income increased 13% to $.34 for the three months ended March 31, 2004 compared to $.30 for the same period in 2003. All share and per share data have been reclassified to reflect the effect of a two-for-one stock split, effective October 1, 2003.

There was no income or loss from discontinued operations for the first three months of 2004. The basic loss from discontinued operations amounted to $.01 for the first three months of 2003. The diluted loss per common share amounted to $.02 for the first three months of 2003.

RESULTS OF CONTINUING OPERATIONS

The results of continuing operations will be discussed exclusive of the results from discontinued operations. The Corporation reported income from continuing operations of $3,020,000 for the three months ended March 31, 2004, a 6% increase over $2,861,000 reported for the same period in

2003. Basic earnings per common share from continuing operations amounted to $.35, a 6% increase over $.33 reported for the first three months of 2003. Diluted earnings per common share from continuing operations increased 6% to $.34 for the three months ended March 31, 2004 compared to $.32 for the same period in 2003.

As discussed previously in the Executive Overview, the increase in earnings from continuing operations before income taxes for the first three months of 2004 over the same period in 2003 is attributable to a number of factors. The sale of MSRs, during the first quarter of 2004, generated a net gain of $1,073,000, after the accelerated amortization of the sold MSRs. No such sales or gains were reported for the first quarter of 2003. Net interest income and fees for trust services rose $188,000 and $229,000, respectively, from quarter to quarter. Partially offsetting these increases was a decline in gains on loan sales of $2,027,000, the result of a slowing down of the residential mortgage refinancing activity, thereby reducing income from continuing operations for the first quarter of 2004. This reduction in loan sale activity from quarter to quarter is also primarily responsible for the $591,000 decrease in the amortization of MSRs. A reduction in the corporate-wide incentive salaries was primarily responsible for the decrease in salary and wages of $237,000. As previously stated in the Executive Overview, the net change in the discussed above accounts for the majority of the increase in income from continuing operations before income taxes, for the first three months of 2004, compared to the same period in 2003.

As discussed in the Executive Overview, the Bank sold MSRs in the first quarter of 2004, thereby reducing MSR balances by $1,399,000 to $3,216,000 at March 31, 2004. The net gain on this sale amounted to $1,073,000. There was no such sale in the first quarter of 2003. The slowing of residential mortgage loan refinancings through 2004, and the associated reduction in loan sale gains, compared to similar periods in 2003, without a significant increase in overall interest rates will prove detrimental to the results of continuing operations for the Corporation in 2004.

Net interest income, after the provision for loan loss, for the first three months of 2004, was 4% higher than the first three months of 2003. While average net loan balances increased $53,127,000 or 12% from the same period in 2003, the lower interest rate environment that existed during the first three months of 2004, compared to the same period in 2003, partially offset the effect of this increase on net interest income. Continued strong asset quality, with non-performing loans of 7 basis points and 2 basis points for March 31, 2004 and 2003, respectively and 6 basis points as of December 31, 2003, as well as the results of the loan loss reserve adequacy calculation set by management, has prompted the Corporation’s management to reduce its provision for loan losses to $187,000 for the first three months of 2004, compared to $250,000 for the first three months of 2003.

The following table presents the average daily balances and the percentage change for the periods indicated:

AVERAGE BALANCE SHEET

March YTD	2004	2003	% Change
			2004 vs. 2003
(dollars in thousands)
Assets:

Cash and due from banks.	33,332	31,433	6.0%
Interest-bearing deposits with other banks*	2,881	3,655	-21.2%

Federal funds sold*	7,964	8,920	-10.7%
Investment securities available for sale	30,717	21,371	43.7%

Loans*	514,833	461,134	11.6%
Less allowance for loan losses.	(6,792)	(6,220)	9.2%

Net loans.	508,041	454,914	11.7%
Other assets	30,446	28,179	8.0%

Total assets.	613,381	548,472	11.8%

Liabilities:

Demand deposits, non-interest-bearing.	$137,858	$127,227	8.4%

Market rate accounts.	107,322	78,406	36.9%
NOW accounts.	136,959	125,200	9.4%
Regular savings.	52,136	47,614	9.5%

	296,417	251,220	18.0%

Time deposits.	101,224	95,559	5.9%

Total Deposits.	535,499	474,006	13.0%

Short term borrowings.	535	1,789	-70.1%
Other liabilities	10,573	10,304	2.6%

Total liabilities	546,607	486,099	12.4%

Total shareholders equity	66,774	62,374	7.1%

Total liabilities and shareholder’s equity	$613,381	$548,473	11.8%

Average outstanding loan balances for the first three months of 2004 grew 12% from average outstanding loan balances for the first three months of 2003. Average other earning assets, primarily investments and federal funds sold decreased 9%. While the number of deposit accounts remained practically level from year to year, average outstanding deposit balances grew by 13%, generating growth in all deposit categories. Average outstanding balances of non-interest bearing demand deposit accounts increased 8%, NOW accounts 9%, market rate accounts 37% and savings accounts 10%. The average outstanding balances of time deposits, consisting of certificates of deposit (“CDs”), increased 6%. This growth in average outstanding deposits allowed the average outstanding balances of short-term borrowings to be lowered by 70%, from $1,789,000 for the first three months of 2003 to $535,000 for the same period in 2004.

The Wall Street Journal prime rate (the “WSJ Prime Rate”) remained unchanged at 4.00% from March 31, 2003 to March 31, 2004, however, exclusive of certain floating rate home equity lines of credit, which were tied to the WSJ Prime Rate, The Bryn Mawr Trust Company prime rate was not lowered with the last 25 basis point decrease and was 4.25% from March 31, 2003 through March 31, 2004. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. However, even though the Bank’s prime rate remained constant from year to year, the overall annualized yield on earning assets decreased by 60 basis points, from 5.8% at March 31, 2003 to 5.2% for the same period in 2004, due to the decline in the interest rates on investments being purchased at lower rates of interest than those maturing or being called, as well as lower rates of interest being earned on residential real estate loans during this period, compared to the same period in 2003. Compared to the first three months of 2003, the average cost of funds decreased 12 basis points, from .92% in 2003 to .80% in 2004. The overall result was a decline in the Bank’s annualized net interest margin, to 4.46% for the first three months of 2004 compared to 4.89% for the same period in 2003. While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties, related to potential changes in interest rates that will have or are reasonably likely to have a material effect on the Corporation’s liquidity, capital resources or results of operations in the future. However, as discussed previously, a continued lower market rate environment, thereby limiting the Corporation’s ability to increase its net interest margin and related net interest income, combined with a continued decrease in the number of loan customers seeking refinancing opportunities, lowering the gains on the residential loan sales in the secondary market, will cause an adverse effect on the Corporation’s results of operations.

NET INTEREST INCOME

While the overall yield on earning assets declined for the first quarter of 2004, the ability to adjust the rates paid on deposits, combined with an 11% increase in earning assets from March 31, 2003 to March 31,

2004, caused net interest income to grow to $6,369,000 or 3% over $6,181,000 reported for the same period in 2003. Primarily the result of a 10% increase in outstanding loans from March 31, 2003 to March 31, 2004 total interest and dividend income increased 2% for the first three months of 2004, to $7,452,000 from $7,277,000 for the first three months of 2003. Interest expense decreased 1% for the three months ended March 31, 2004, to $1,083,000 compared to $1,096,000 for the first three months of 2003.

Due primarily to a 10% increase in outstanding loan balances during the last twelve months, interest and fees on loans increased 2% from $7,011,000 for the first three months of 2003 to $7,178,000 for the first three months of 2004. Average outstanding loan balances grew 12% for the first three months of 2004, to $514,833,000, compared to $461,134,000 for the same period in 2003. The average yield on the loan portfolio decreased 52 basis points, from 5.98% for the first three months of 2003 to 5.46% for the same period in 2004.

Interest and dividend income on investments increased $19,000 or 8%, from $231,000 for the first three months of 2003 to $250,000 for the first three months of 2004. Interest on U.S. Government Agency securities decreased 7% from $214,000 for the first three months of 2003 to $200,000 for the first three months of 2004. The primary reason for this decrease was a lower yield on government agency investments purchased to replace maturing or called investments during this twelve month period, from 4.47% to 3.29%, partially offset by a $5,028,000 or 26% increase in the average balance of U.S. Government Agency securities, from $19,406,000 during the first three months of 2003 to $24,434,000 for the comparable period in 2004. Interest income on obligations of states and political subdivisions increased $36,000 or 720% from $5,000 for the three months ended March 31, 2003 to $41,000 for the same period in 2004. The Bank’s average balance of investments in obligations of state and political subdivisions increased by $4,700,000 or 1042%, from $451,000 in 2003 to $5,151,000 in 2004. Partially offsetting this increase in average balances was a decrease in the average yield on obligations of state and political subdivisions, from 4.66% in 2003 to 3.20% for the first quarter of 2004. The overall yield on investment securities decreased from 4.39% for the first three months of 2003 to 3.27% for the first three months of 2004, a result of lower rates of interest being paid on investments purchased during the twelve-month period, compared to rates of interest on investments maturing or called during that period.

Interest expense on deposits and borrowed funds decreased $13,000, or 1%, compared to the first quarter of 2003. The average cost of interest bearing deposits and borrowed funds decreased 18 basis points, from 1.27% for the three months ended March 31, 2003 to 1.09% for the three months ended March 31, 2004. The average interest bearing deposit balances increased 15% to $397,641,000 for the three months ended March 31, 2004 compared to $346,779,000 for the same period in 2003. Average short-term borrowings decreased $1,254,000 or 70%, from $1,789,000 for the first quarter of 2003 to $535,000 for the same quarter in 2004. Total average deposits and short-term borrowings, including non-interest bearing demand deposits, increased 13% to $536,034,000 for the three months ended March 31, 2004 compared to $475,795,000 for the same period in 2003. Average outstanding deposits increased in every deposit category from the first quarter of 2003 to the first quarter of 2004. The largest increase occurred in money market account balances, up 37% or $28,916,000. This increase is primarily due to customers relocating deposits from non-Bank money market funds into Bank money market deposits, at yields similar to those paid by the non-Bank money market funds. The annualized cost of CDs decreased 47 basis points, from 2.93% for the first three months of 2003 to 2.46% for the same period in 2004. The average cost of money market accounts decreased from 1.05% to .99% or 6 basis points, the average cost of savings accounts decreased 10 basis points, from .75% to .65% and the average cost of NOW accounts remained practically level at .32% for 2004, compared to .33% for the first quarter of 2003. The average cost of deposits and borrowed funds, including non-interest-bearing demand deposits decreased 12 basis points, from .92% for the first three months of 2003, to .80% for the first three months of 2004.

The Bank’s asset/liability structure is asset rate sensitive, which should cause a reduction in the net interest margin, when interest rates decrease. The annualized net interest margin decreased 43 basis points for the first three months of 2004, to 4.46% compared to 4.89% the same period in 2003. This decrease is primarily the result of the decline in the yields on residential real estate loans and investments purchased at lower market rates of interest than those maturing or being called. The net interest margin is computed exclusive of related loan fee income.

LOAN LOSS PROVISION

As discussed in the Critical Accounting Policies, even though non-performing loans increased from both December 31, 2003 and March 31, 2003, due to the overall credit quality of the loan portfolio, the provision for loan loss was decreased by 25%, from $250,000 for the first three months of 2003 to $187,000 for the first three months of 2004. The loan loss reserve amounted to 1.29% of outstanding loans at March 31, 2004. Delinquencies, as a percentage of outstanding loans, were 22 basis points as of March 31, 2004, compared to 48 basis points for the same period in 2003. Non-performing loans increased to $393,000 as of March 31, 2004 compared to $279,000 as of December 31, 2003 and $87,000 as of March 31, 2003. In addition to a monthly internal loan review, the Bank has an external loan review performed annually. The most recent completed external loan review was as of November 2003. Based on the results of both the internal and external loan review process and the current level of non-performing loans, management believes the loan loss reserve to be adequate as of March 31, 2004.

NON-INTEREST INCOME

Total non-interest income of $6,574,000 for the three months ended March 31, 2004 decreased 10% or $768,000 from $7,342,000 reported for the same period in 2003.

Fees for trust services increased $229,000 or 10% from $2,325,000 for the first three months of 2003 to $2,554,000 for the same period in 2004. This is the result of an increase in new business generation and increased market values of assets under management. The market value of Trust assets under management increased by 15%, to $1,767,000,000 at March 31, 2004 from $1,533,000,000 as of March 31, 2003. Since a significant portion of fees for trust services are earned based on a percentage of the value of assets under management, a decline in stock market values and the values of assets under management could have an adverse effect on the Corporation’s ability to grow its fees for trust services, thereby being potentially detrimental to the Corporation’s results of operations in future periods.

Gains on the sale of residential mortgage loans to the secondary mortgage market are vulnerable to changes in residential mortgage interest rates. As residential mortgage interest rates rise, residential loan refinance activity tends to decrease, thereby lowering the related gains on the sale of said loans. As stated in the Corporation’s Annual Report to shareholders, there was a significant decline in the volume of residential refinancing activity in the fourth quarter of 2003, compared to previous quarters of 2003 and the final quarter of 2002. Corporation management expected this trend of lower refinancing activity to continue into 2004 and it has. Net gains on the sale of loans were $1,372,000 for the first three months of 2004, a 60% decrease from $3,399,000 reported for the same quarter in 2003. Residential loan sales amounted to $51,602,000 for the first three months of 2004, a 72% decrease from $181,407,000 for the same quarter of 2003.

A combination of deferred loan fees earned as income resulting from the sale of residential mortgage loans to the secondary mortgage market, related gains on the same sales of residential mortgage loans to the secondary market and the effect of recording mortgage servicing rights, amounted to a 256 basis point gain on loans sold for the first three months of 2004 compared to 187 basis points for the same period in 2003.

In April, 2004, three principal officers of BMT Mortgage Company, which were the primary originators of the residential mortgage loans (the “Mortgage Officers”), resigned their positions with the Bank to become mortgage originators at another mortgage banking institution. No other BMT Mortgage Company personnel left with the Mortgage Officers. Corporation management has promoted a BMT Mortgage Company officer having both origination and servicing experience, to run BMT Mortgage Company. BMT Mortgage Company continues to have a qualified support staff, managing the servicing responsibilities, and has assigned additional originating responsibilities to other BMT Mortgage Company staff. Should residential mortgage interest rates rise in future periods or should, as expected by Corporation management, the level of refinancing activity remain under the levels of similar quarters for 2003, the decline in gains on such activity reported for the first quarter of 2004, compared to the first quarter of 2003, will continue in subsequent quarters of 2004, thereby producing a material decrease in income to the Corporation from the sale of residential mortgage loans in future periods.

During the first quarter of 2004, the Bank sold a portion of its MSR portfolio related to $245,000,000 of sold loans being serviced by the Bank. This sale produced a gain, net of accelerated MSR balances related to the loans, of $1,073,000. There was no such gain reported for the first three months of 2003. This sale of a portion of the Bank’s MSR Portfolio will result in a reduction in related fee income in future periods.

Income from other service charges, commissions and fees amounted to $659,000 for the first three months of 2004, a 10% increase from $598,000 reported for the first three months of 2003. This increase is primarily attributed to an increase in fees earned from servicing loans for others. As of March 31, 2004, the Bank serviced $549,332,000 in loans for others, a 19% decrease from $682,068,000 in loans serviced as of March 31, 2003. The decrease is due primarily to the sale of MSRs in the first quarter of 2004 thereby reducing loans serviced for others by $132,737,000.

Other operating income decreased by $101,000 or 19% for the first three months of 2004, with other operating income of $440,000 for the first three months of 2004, compared with $541,000 for the same period in 2003. This decrease is primarily due to decreased revenues from fees earned by BMSS, which are related to the decreased residential mortgage activity discussed previously. For the first three months of 2004, other operating income of BMSS was $63,000, a $114,000 or 64% decrease from $177,000 reported for the same three months in 2003.

NON - INTEREST EXPENSES

Total non-interest expense decreased $737,000 or 8% for the first three months of 2004 to $8,121,000 from $8,858,000 for the first three months of 2003.

Salaries and wages decreased $237,000 or 6%, from $4,186,000 for the three months ended March 31, 2003 to $3,949,000 for the same period in 2004. Regular salary expense, including regular, part time and overtime salaries and excluding incentive salaries, increased $208,000 or 6%, to $3,520,000 during the first three months of 2004 from $3,312,000 for the same period in 2003. Other salaries decreased by 51%, or $445,000 to $429,000 from $874,000 for the three months ended March 31, 2003. Declines in incentive salaries, directly related to corporate profitability and the level of residential loan sales are primarily responsible for this decrease.

Employee benefits expenses decreased $29,000 or 2% from $1,203,000 for the first three months of 2003 to $1,174,000 for the same period in 2004. Social Security tax expense decreased by $89,000, due primarily to the payment of the corporate-wide incentive in February 2003, thereby increasing this expense during the first quarter of 2003. No such payment was made in 2004.

Amortization of MSRs decreased $591,000 or 75%. As existing residential mortgage loans, which are part of the Bank’s mortgage servicing portfolio, are repaid as a part of refinancing transactions, the balance of the respective MSRs must be written off, as new MSRs related to the new loans are recorded. The decrease in loan sales in the first quarter of 2004, compared to the first quarter of 2003, is directly responsible for the decrease in amortization of MSRs. Future amortization of the MSR portfolio could fluctuate with movements of the market rates of interest on residential mortgage loans.

Other operating expenses increased $164,000 or 10%, from $1,700,000 for the first three months of 2003 to $1,864,000 for the first three months of 2004. Of this increase, $188,000 are the costs of the sale of MSRs during the first quarter of 2004. Advertising expense grew by $75,000 due to the timing of expenditures, while expenses associated with the volume of loan sales, such as appraisal fees, extra help and loan pair off fees, decreased by $177,000, due to the lower volume of mortgage sale activity. Charitable contributions increased by $29,000, due to the timing of a contribution made in the first quarter of 2004. Consulting fees associated with ICBM increased by $15,000. Exclusive of these increases, other operating expenses grew 2% over the same period last year.

APPLICABLE INCOME TAXES

Income taxes from continuing operations for the first three months of 2004 were $1,615,000 compared to $1,554,000 for the first three months of 2003. This represents an effective tax rate for each three-month period ended March 31, 2004 and 2003 of 34.8% and 35.2%, respectively.

FINANCIAL CONDITION

Total assets increased $37,967,000 or 6% from $604,848,000 at December 31, 2003 to $642,795,000 as of March 31, 2004. Total assets grew 10% or $58,429,000 from $584,366,000 as of March 31, 2003.

Outstanding earning assets increased $36,346,000 or 7% to $584,645,000 as of March 31, 2004 from $548,299,000 as of December 31, 2003 and $57,672,000 or 11% ahead of $526,973,000 as of March 31, 2003. The Bank’s outstanding loan portfolio increased $29,252,000 or 6% to $532,330,000 at March 31, 2004 from $503,078,000 as of December 31, 2003. Outstanding loans increased by 10%, from $482,678,000 as of March 31, 2003.

Outstanding consumer loans of $15,908,000 at March 31, 2004 decreased by 14% from consumer loan balances of $18,580,000 as of December 31, 2003 and 25% from the outstanding balance of $21,135,000 as of March 31, 2003. A management decision to discontinue the purchase of dealer automobile paper is responsible for a continued decrease in the balance of purchased dealer automobile paper. The decrease in the volume of dealer automobile paper, combined with a reduction in fixed rate home equity loans, as borrowers chose to add these balances to their refinanced first mortgage loans, which was partially offset by increases in the consumer small business product, are the primary reasons for the decrease at March 31, 2004, compared to both periods. However, consumer lines of credit, included in real estate loans increased by $9,241,000 or 12% from December 31, 2003 to March 31, 2004.

Outstanding commercial loans at March 31, 2004 were $171,061,000, a 4% decrease in commercial loan balances of $178,381,000 at December 31, 2003 and practically even with $170,990,000 at March 31, 2003.

Outstanding real estate loans were $335,570,000 at March 31, 2004, an 11% increase from $302,426,000 in outstanding real estate loans at December 31, 2003 and a 33% increase over $252,922,000 in outstanding real estate loans as of March 31, 2003. In an effort to enhance current net interest income, the decision was made in the fourth quarter of 2003, to hold some shorter-term residential mortgage loans in the Bank’s loan portfolio. This is the primary reason for this increase in outstanding real estate loans during the first quarter of 2004.

Residential loans held for sale increased 165% from $3,691,000 at December 31, 2003 to $9,791,000 at March 31, 2004, which is a 74% decrease from $37,631,000 as of March 31, 2003. The large decline in both periods, compared to March 31, 2003 is due to a reduction in the volume of loans sold awaiting funding, at March 31, 2004 and December 31, 2003, compared to March 31, 2003.

The Bank’s investment portfolio, in addition to qualifying as collateral for deposit pledging purposes, is a secondary source of liquidity. As such, the investment portfolio consists of shorter term investments providing liquidity, if needed. The Bank’s investment portfolio, having a market value of $28,337,000 at March 31, 2004, decreased 10% from a market value of $31,397,000 at December 31, 2003 and increased 31% from $21,629,000 as of March 31, 2003.

The Corporation has chosen to include all of its investment securities in the available-for-sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added to or deducted from the Corporation’s total equity on the balance sheet. As of March 31, 2004, the investment portfolio had an unrealized gain of $77,000, compared to an unrealized loss of $14,000 as of December 31, 2003. The unrealized investment appreciation, net of deferred income taxes, increased the Corporation’s shareholders’ equity on the balance sheet by $49,000 as of March 31, 2004.

Federal funds sold amounted to $23,400,000 as of March 31, 2004, compared to $3,300,000 at December 31, 2003 and $22,000,000 as of March 31, 2003. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs and borrowing from the Federal Home Loan Bank of Pittsburgh (“the FHLB”).

Both non-performing assets and non-performing loans amounted to $393,000 at March 31, 2004, a 41% increase from $279,000 at December 31, 2003 and a 347% increase from the non-performing loans of $88,000 at March 31, 2003. Non-performing loans were less than 1% of total loans for each period presented. There were no Other Real Estate Owned (“OREO”) balances on the Bank’s books at March 31, 2004, December 31, 2003 or March 31, 2003.

As of March 31, 2004 and 2003, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower’s ability to comply with the loan repayment terms.

As a part of its sale of residential mortgage loans to the secondary market, for those loans sold with the loan servicing retained by the Bank, the Bank records MSRs as an asset. During 2002 and through the first three quarters of 2003, due to the lower interest rate environment, the Bank significantly increased its residential mortgage origination and sale activity, primarily through the refinancing of existing loans, thereby replacing MSR balances and, in some cases, increasing the balances of MSRs being recorded on its books. During the fourth quarter of 2003 and through the first quarter of 2004, the refinancing activity decreased significantly from prior periods. During the first quarter of 2004, the Bank sold MSRs related to $245,000,000 of serviced loans to another servicing institution. This sale further lowered the level of MSRs recorded on the Bank’s books. MSR balances amounted to $3,216,000 at March 31, 2004, a $1,175,000 or 27% decrease from MSR balances of $4,391,000 as of December 31, 2003 and a decrease of $705,000 or 18% from $3,921,000 reported for March 31, 2003. The MSRs are amortized over the expected lives of the respective mortgage loans and are tested for potential impairment on a quarterly basis. The quarterly valuation provided by an independent valuation firm indicated that there was no impairment of the MSR portfolio as of March 31, 2004. In future periods, should any impairment be determined, a valuation allowance on MSR balances would be recorded against current Corporation earnings. The balance of residential mortgage loans serviced for others amounted to $549,332,000, $606,657,000 and $536,847,000 as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

Management expects that the level of mortgage loan origination and sales will continue in future periods at, or below, that of the first quarter of 2004 and the Bank will be subject to an adverse effect on the results of operations from the decline in loan sale gains associated with the lower volume of residential loan originations and sales, compared to similar periods in 2003.

Total deposits increased $35,345,000 or 7% to $562,484,000 as of March 31, 2004 from $527,139,000 as of December 31, 2003 and $50,885,000 or 10% from $511,599,000 at March 31, 2003. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances of $535,499,000 for the period ended March 31, 2004 increased 13% from the average outstanding deposits of $474,006,000 for the same period in 2003. Average deposits grew in all deposit categories. Average savings balances increased 10% or $4,522,000 to $52,136,000 for the first three months of 2004, compared to $47,614,000 for the same period in 2003. Money market account balances increased 37% or $28,916,000 from $78,406,000 in average daily outstanding balances for the three months ended March 31, 2003 to $107,322,000 for the same period in 2004. This significant increase is primarily due to a program developed by the Bank during 2003 to retain deposits that were being swept into off-balance sheet investments. Average outstanding NOW account balances increased 9% or $11,760,000, from $125,199,000 for the first three months of 2003 to $136,959,000 for the same period in 2004. Non-interest bearing demand deposit average outstanding balances grew 8% or $10,631,000 from $127,227,000 for the three months ended March 31, 2003 to $137,858,000 for the same period in 2004. Average outstanding CD balances increased 6% or $5,665,000 from $95,559,000 in average outstanding balances for the first three months of 2003 to $101,224,000 for the same period in 2004.

There were no outstanding short-term borrowings as of March 31, 2004, December 31, 2003 or March 31, 2003.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2004 were $223,112,000.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2004 amounted to $8,646,000.

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

The following table details the contractual cash obligations of the Corporation as of March 31, 2004:

(In thousands)	Total	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
Deposits without a stated maturity	$461,890	$461,890
Consumer and brokered CD’s	100,594	80,542	19,146	794	112
Operating leases	12,039	902	1,281	1,110	8,746
Purchase obligations	3,166	1,575	1,003	500	88
Non-discretionary Pension contributions	—	—

Total	$577,689	$544,909	$21,430	$2,404	$8,946

REGULATORY COMPLIANCE AND INTERNAL CONTROL

Management is aware of the enhanced regulatory compliance and the associated required documenting of internal controls, necessary under the additional corporate governance requirements of the Sarbanes Oxley Act of 2002 (“SOX”), that became effective for 2004. Management began the process of complying with the requirements of SOX in 2003 and has the effective means of monitoring internal controls of the Corporation, in order to comply with SOX. It is likely that the increased reporting and documentation requirements will result in increased operating costs.

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

INTEREST RATE SENSITIVITY ANALYSIS

as of March 31, 2004

(dollars in thousands)	0 to 30 Days	30 to 90 Days	91 to 180 Days	181 to 365 Days	Over 1 Year	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with other banks	$578	$—	$—	$—	$—	$—	$578
Federal funds sold	23,400	—	—	—	—	—	23,400
Investment securities	1,074	18,962	1,030	1,057	6,137	77	28,337

Loans	274,076	15,624	15,283	19,691	206,997	(6,852)	524,819
Cash and due from banks	—	—	—	—	—	32,302	32,302
Other assets	—	—	—	—	—	33,359	33,359

Total assets	$299,128	$34,586	$16,313	$20,748	$213,134	$58,886	$642,795

Liabilities and shareholders’ equity:
Demand, noninterest-bearing	$7,641	$15,285	$5,061	$10,123	$80,986	$31,840	$150,936
Savings deposits	17,156	34,313	14,523	29,045	215,917	—	310,954
Time deposits	16,237	9,635	15,996	38,618	20,108	—	100,594
Other liabilities	—	—	—	—	—	12,299	12,299
Shareholders’ equity	569	1,138	1,707	3,415	40,978	20,205	68,012

Total liabilities and shareholders’ equity	$41,603	$60,371	$37,287	$81,201	$357,989	$64,344	$642,795

Gap	$257,525	$(25,785)	$(20,974)	$(60,453)	$(144,855)	$(5,458)	—

Cumulative gap	$257,525	$231,740	$210,766	$150,313	$5,458	—	—

Cumulative earning assets as a ratio of interest bearing liabilities	719%	327%	251%	168%	100%	100%	—

Interest rate sensitivity is a function of the repricing of the Corporation’s assets and liabilities, over specified periods of time. These repricing characteristics include the volume of assets and liabilities being repriced, the timing of the repricing opportunities and the relative level of repricing. Changes in the level of interest rates do not necessarily affect all categories of assets and liabilities equally or simultaneously. Therefore, adjustable rate loans are included in the 0 – 30 day period, reflecting the susceptibility to immediate changes to interest rate movements, while fixed rate loans are included in the period in which they will actually be paid off, allowing the reinvesting of those funds at the then current rate of interest. Historically, deposit rates do not change in tandem with rates associated with earning assets. Therefore, interest bearing deposits are scheduled for repricing based on prior trends in interest rate changes related to interest bearing deposits.

In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management’s experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of March 31, 2004, based on the results from the simulation models, the amount of the Bank’s interest rate risk was within the acceptable range as established by the Bank’s asset/liability policy.

Management has estimated the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Corporation’s net income.

	March 31, 2004		March 31, 2003
(dollars in thousands)	Change in Net Income		Change in Net Income
Change in Interest rates	$	%	$	%
+200 basis points	2,670	27.82	1,990	18.03
+100 basis points	1,327	13.82	1,228	11.13
-100 basis points	(969)	(10.09)	(597)	(5.14)
-200 basis points	n/a	n/a	n/a	n/a

CAPITAL RESOURCES

Total consolidated shareholders equity of the Corporation was $68,012,000, or 10.6% of total assets, as of March 31, 2004, compared to total shareholders equity of $67,382,000, or 11.1% of total assets, as of December 31, 2003. As of March 31, 2003, shareholders’ equity was $62,598,000, or 10.7% of total assets. The following table presents the Corporation’s and Bank’s capital ratios and minimum capital requirements to be considered “Well Capitalized” by bank regulators as of March 31, 2004 and December 31, 2003:

	Ratio	Minimum Ratio to be Well Capitalized
March 31, 3004:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.65%	8%
Bank	11.28%	8%
Tier I Capital to Risk Weighted Assets
Consolidated	11.49%	4%
Bank	10.11%	4%
Leverage Ratio (Capital to Total Assets)
Consolidated	10.58%	4%
Bank	9.30%	4%

December 31, 2003:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	13.01%	8%
Bank	11.30%	8%
Tier I Capital to Risk Weighted Assets
Consolidated	11.84%	4%
Bank	10.12%	4%
Leverage Ratio (Capital to Total Assets)
Consolidated	11.14%	4%
Bank	9.51%	4%

Both the Corporation and the Bank exceed the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented. Effective October 1, 2003, the Corporation declared a two-for-one stock split. The per share dividend reflects this stock split. During the first three months of 2004, the Corporation declared its regular dividend of $0.30 per share, equal with $0.30 per share declared during the first three months of 2003.

During the first three months of 2004, the Corporation repurchased 79,500 shares of its common stock for $1,812,365 or an average purchase price of $22.79 per share.

Neither the Corporation nor the Bank are under any agreement with regulatory authorities, nor is management aware of any current recommendations by the regulatory authorities, which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Corporation.

Item 3.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISKS

There has been no material change in the Corporation’s assessment of its sensitivity to market risks since its presentation in the 2003 Annual Report and Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Item 4.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONTROLS AND PROCEDURES

As of the end of the period covered by the report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, Joseph W. Rebl, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e)and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

As of the date of this report, there have not been any significant changes to the Corporation’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

During the first quarter of 2004, the Corporation maintained, and continues to maintain, one stock repurchase program. The following table presents the repurchasing activity of this program during the first quarter of 2004:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Month # 1 January 1, 2004 – January 31, 2004	23,500	$22.75	23,500	225,594
Month # 2 February 1, 2004 – February 29, 2004	39,500	$22.98	39,500	186,094
Month # 3 March 1, 2004 – March 31, 2004	16,500	$22.42	16,500	169,594

Total	79,500	$22.79	79,500	169,594

Notes to this table:

(a)	On October 17, 2002 the Board of Directors of the Corporation authorized a new stock repurchase program, effective in January 2003. This stock repurchase program is the only stock repurchase program presently in effect (the “Program”). This Program was publicly announced in a press release, also issued on October 17, 2002.

(b)	The Corporation was authorized to repurchase an amount of Corporation stock, not to exceed the lesser of $7,500,000 or 4% of the then outstanding shares of common stock, which, after the effect of the two-for-one stock split, effective October 1, 2003, amounted to 348,094 shares. During 2003, under the Program, the Corporation repurchased 99,000 shares of Corporation stock, having an average cost of $18.43 per share.

(c)	There is no expiration date on the Program.

(d)	No stock repurchase programs expired during the first quarter of 2004.

(e)	The Corporation presently has no plans for an early termination of the Program.

(f)	All shares were purchased through the Program and were accomplished in open-market transactions.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 10 Lease dated March 16, 2004, effective April 1, 2004 between The Bryn Mawr Trust Company and 100 Brentwood

Associates, LP for the lease of the Bank Building at Brentwood Shoppes 224 North Pottstown Pike, Exton Pennsylvania.

Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2004:

On January 16, 2004 the Corporation filed a Form 8-K reporting its earnings for the twelve months ended December 31, 2003.

On March 15, 2004 the Corporation filed a Form 8-K/A regarding the Corporation retaining KPMG LLP as its new independent accountants for the year 2004. PricewaterhouseCoopers LLP continued to serve as the Corporation’s independent accountants for the fiscal year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: April 29, 2004	By:	/s/ Frederick C. Peters II
Fredrick C. Peters II President & Chief Executive Officer

Date: April 29, 2004	By:	/s/ Joseph W. Rebl
Joseph W. Rebl
Treasurer and Assistant Secretary

Index to Exhibits

a) Exhibits

Exhibit 10	-	Lease signed March 16, 2004 effective April 1, 2004 between The Bryn Mawr Trust Company and 100 Brentwood Associates, LP for the lease of the Bank Building at Brentwood Shoppes 224 North Pottstown Pike, Exton Pennsylvania.

Exhibit 31.1	-	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2	-	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1	-	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.