Form 10-Q
period 2004-06-30
BRYN MAWR BANK CORP
filed 2004-08-09
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2004

Commission File Number 0-15261

Bryn Mawr Bank Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2434506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania	19010
(Address of principal executive offices)	(Zip Code)

(610) 525-1700

Registrant’s telephone number, including area code

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

Yes ☒             No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒             No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2004
Common Stock, par value $1	8,595,008

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)

Unaudited

	Six Months Ended June 30
	2004	2003**
Interest income:
Interest and fees on loans	$14,546	$14,023
Interest on federal funds sold	33	57
Interest on interest bearing deposits with banks	8	22
Interest and dividends on investment securities:
U.S. Government Agency securities	396	405
Obligations of states and political subdivisions	83	10
Dividend income	18	24

Total interest and dividend income	15,084	14,541
Interest expense on deposits	2,156	2,186
Interest expense on borrowings	10	9

Total interest expense	2,166	2,195

Net interest income	12,918	12,346
Loan loss provision	375	500

Net interest income after loan loss provision	12,543	11,846

Non-interest Income
Fees for Trust services	5,198	4,661
Service charges on deposits	954	960
Other service charges, commissions and fees	1,230	1,232
Net gain on sale of loans	2,073	6,988
Net gain on sale mortgage servicing rights	1,146	—
Other operating income	812	948

Total non-interest income	11,413	14,789

Non-interest expenses:
Salaries and wages	7,675	7,902
Employee benefits	2,207	2,255
Occupancy and bank premises	1,091	1,011
Furniture, fixtures, and equipment	883	912
Amortization of mortgage servicing rights	494	2,079
Other operating expenses	3,732	3,870

Total non-interest expenses	16,082	18,029

Income from continuing operations before income taxes	7,874	8,606
Applicable income taxes	2,725	3,008

Income from continuing operations	5,149	5,598
(Loss) income from discontinued operations	—	(2,120)

Net Income	$5,149	$3,478

Basic earnings per common share***

Income from continuing operations	$0.60	$0.64
(Loss) income from discontinued operations	$0.00	($0.24)

Total earning per common share	$0.60	$0.40
Diluted earnings per common share***
Income from continuing operations	$0.58	$0.64
(Loss) income from discontinued operations	$0.00	($0.24)

Total earning per common share	$0.58	$0.40

Dividends declared per share***	$0.20	$0.20

Weighted-average shares outstanding	8,624,439	8,657,936
Dilutive potential common shares	186,593	129,184

Adjusted weighted-average shares	8,811,032	8,787,120

The accompanying notes are an integral part of the consolidated financial statements.

    * Except for share and per share data.

  ** Reclassified for comparative purposes.

*** Restated for 2 for 1 stock split effective October 1, 2003

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)

Unaudited

	Three Months Ended June 30
	2004	2003**
Interest income:
Interest and fees on loans	$7,368	$7,012
Interest on federal funds sold	15	32
Interest on interest bearing deposits with banks	2	12
Interest and dividends on investment securities:
U.S. Government Agency Securities	196	191
Obligations of states and political subdivisions	42	5
Dividend income	9	12

Total interest and dividend income	7,632	7,264
Interest expense on deposits	1,074	1,099
Interest expense on borrowings	9	—

Total interest expense	1,083	1,099

Net interest income	6,549	6,165
Loan loss provision.	188	250

Net interest income after loan loss provision	6,361	5,915

Non-interest Income
Fees for Trust services	2,644	2,336
Service charges on deposits	478	481
Other service charges, commissions and fees	571	634
Net gain on sale of loans	701	3,589
Net gain on sale of mortgage servicing rights	73	—
Other operating income	372	407

Total non-interest income	4,839	7,447

Non-interest expenses:
Salaries and wages	3,726	3,716
Employee benefits	1,033	1,052
Occupancy and bank premises	584	493
Furniture, fixtures, and equipment	449	444
Amortization of mortgage servicing rights	301	1,295
Other operating expenses	1,868	2,171

Total non interest expenses	7,961	9,171

Income from continuing operations before income taxes	3,239	4,191
Applicable income taxes	1,110	1,454

Income from continuing operations	2,129	2,737
(Loss) income from discontinued operations, net of taxes	—	(1,928)

Net Income	$2,129	$809

Basic earnings per common share***

Income from continuing operations	$0.25	$0.31
(Loss) income from discontinued operations	$0.00	($0.22)

Total earning per common share	$0.25	$0.09

Diluted earnings per common share***

Income from continuing operations	$0.24	$0.31
(Loss) income from discontinued operations	$0.00	($0.22)

Total earning per common share	$0.24	$0.09

Dividends declared per share***	$0.10	$0.10

Weighted-average shares outstanding	8,605,673	8,630,252
Dilutive potential common shares	172,397	132,378

Adjusted weighted-average shares	8,778,070	8,762,630

The accompanying notes are an integral part of the consolidated financial statements.

    * Except for share and per share data.

  ** Reclassified for comparative purposes.

*** Restated for 2 for 1 stock split effective October 1, 2003

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	June 30, 2004 (Unaudited)	December 31, 2003*	June 30, 2003 (Unaudited)*
Assets
Cash and due from banks	$36,254	$32,471	$39,363
Interest bearing deposits with banks	7,786	10,524	284
Federal funds sold	10,000	3,300	16,600
Investment securities available for sale, at market (amortized cost of $32,164, $31,411 and $22,625 as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively)	31,652	31,397	22,776
Loans:
Consumer	12,951	18,580	20,163
Commercial	185,909	178,381	176,546
Real estate	353,858	302,426	267,713
Loans held for sale, at fair market value	4,795	3,691	22,107

Total loans	557,513	503,078	486,529
Less: Allowance for loan losses	(6,965)	(6,670)	(6,576)
Net deferred loan fees	(626)	(662)	(596)

Net loans	549,922	495,746	479,357

Premises and equipment, net	13,659	13,756	12,200
Accrued interest receivable	2,390	2,274	2,190
Deferred federal income taxes	909	—	1,700
Mortgage servicing rights	3,283	4,391	3,569
Other assets	9,381	10,989	5,774
Assets of discontinued operations held for sale	—	—	2,460

Total assets	$665,236	$604,848	$586,273

Liabilities
Deposits:
Demand, noninterest-bearing	$145,830	$144,579	$153,520
Savings	346,759	285,369	263,649
Time	95,432	97,191	96,736

Total deposits	588,021	527,139	513,905

Accrued interest payable	2,389	2,328	1,857
Other liabilities	6,255	7,999	7,830
Liabilities of discontinued operations	—	—	12

Total liabilities	596,665	537,466	523,604

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,163,632, 11,135,232 and 5,448,508 shares as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively and outstanding of 8,594,678, 8,670,974 and 4,316,264 shares as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively	11,164	11,135	5,549
Paid-in capital in excess of par value	6,965	6,487	11,472
Accumulated other comprehensive income net of taxes	(450)	(126)	(88)
Retained earnings	72,701	69,280	65,133

	90,380	86,776	82,066
Less: Common stock in treasury at cost—2,568,954, 2,464,258 and 1,232,244 shares as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively	(21,809)	(19,394)	(19,397)

Total shareholders’ equity	68,571	67,382	62,669

Total liabilities and shareholders’ equity	$665,236	$604,848	$586,273

The accompanying notes are an integral part of the consolidated financial statements.

* Reclassified for comparative purposes.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

Unaudited

	Six Months Ended June 30
	2004	2003
Operating activities:
Net Income from continuing operations	$5,149	$5,598
Adjustments to reconcile net income from continuing operations to net cash (used) provided by operating activities:
Provision for loan losses	375	500
Provision for depreciation and amortization	688	723
Loans originated for resale	(93,124)	(397,739)
Proceeds from loans sold	94,920	407,690
Gain on sale of loans	(2,073)	(6,988)
Gain on sale of MSRs	(1,146)	—
Provision for deferred income taxes (benefit)	(909)	(762)
Change in tax receivable	800	—
Change in accrued interest receivable	(116)	(72)
Change in accrued interest payable	61	419
Changes in mortgage servicing rights	1,108	387
Changes in other assets and other liabilities	(814)	(1,241)

Net cash (used) provided by operating activities	4,919	8,515

Investing activities:
Purchases of investment securities	(11,926)	(11,164)
Proceeds from maturity and calls of fixed income securities	11,195	10,434
Loan originations, net	(53,127)	(14,631)
Loans purchased (dealer loans)	—	(7,500)
Purchases of premises and equipment	(563)	(742)

Net cash (used) provided by investing activities	(54,421)	(23,603)

Financing activities:
Net increase in demand and savings deposits	62,641	29,418
Net (decrease) increase in time deposits	(1,759)	867
Dividends paid	(1,727)	(1,734)
Repayment of mortgage debt	—	(513)
Purchases of treasury stock	(2,415)	(1,790)
Proceeds from issuance of common stock	507	200
Net decrease in borrowed funds	—	(20,000)

Net cash provided by financing activities	57,247	6,448

Net cash provided (used) by continued operations	7,745	(8,640)

Net cash (used) by discontinued operations	—	(914)

Increase (decrease) in cash and cash equivalents	7,745	(9,554)
Cash and cash equivalents at beginning of period	46,295	65,801

Cash and cash equivalents at end of period	$54,040	$56,247

Supplemental cash flow information:
Income taxes paid	$4,269	$3,540
Interest paid	$2,106	$1,776

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net Income	$2,129	$809	$5,149	$3,478
Other comprehensive income:
Unrealized holding losses on available-for-sale securities	(589)	(84)	(498)	(197)
Deferred income tax benefit on unrealized holding losses on available for sale securities	207	29	174	68

Comprehensive net income	$1,747	$754	$4,825	$3,349

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 AND 2003

(Unaudited)

1.     Unaudited Interim Results:

The consolidated statements of income of Bryn Mawr Bank Corporation (the “Corporation”) for the three and six month periods ended June 30, 2004 and 2003, the consolidated balance sheets as of June 30, 2004 and 2003, the related consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003, and the related consolidated statements of comprehensive income for the six month periods ended June 30, 2004 and 2003 are all unaudited.

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

2.     Earnings Per Common Share:

Reference is made to Note #13, Stock Option Plan (the “Plan”), in the Notes to Consolidated Financial Statements in the Corporation’s 2003 Annual Report incorporated in the 2003 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three-month period and the six month period ended June 30, 2004.

3.     Summary of Significant Accounting Policies:

The significant accounting policies are as follows:

Cash and cash equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with banks and federal funds sold.

Investment securities:

Management categorized all of its investment securities as available for sale as part of its asset/liability management strategy since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred tax effect, being added to or deducted from the Corporation’s total shareholders’ equity on the balance sheet. As of June 30, 2004, shareholders’ equity decreased by $333,000 due to unrealized losses (net of $179,000 in deferred income tax benefit) of $512,000 in the investment securities portfolio. As of December 31, 2003, shareholders’ equity decreased by $9,000 due to unrealized losses (net of $5,000 in deferred income tax benefit) of $14,000 in the investment securities portfolio.

Mortgage Servicing Rights:

Mortgage servicing rights (“MSRs”) are recorded when residential mortgage loans are sold with servicing retained by The Bryn Mawr Trust Company (the “Bank”). A quarterly independent valuation of MSRs is completed to determine (1) the market value of the MSR portfolio at that quarter end and (2) the projected cash flows from the MSR portfolio for the subsequent quarter (the “MSR Valuation”). The subsequent cash flow projection, which takes into consideration a number of factors, including the projected pre-payment speeds of the respective mortgage loans, is the basis for the amortization of the MSRs in the subsequent quarter. The amount of quarterly amortization is determined each quarter from the results of the quarterly MSR Valuation and any changes to the amount of amortization are made on a quarterly basis. When loans are paid off, any unamortized balances of the respective MSRs are written off against current Bank net income. Should any impairment of the MSRs be determined by the quarterly MSR Valuation, the balance of the MSRs would be written down by the amount of the impairment.

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

Pension and Other Post Retirement Benefits:

The Corporation sponsors two pension plans and a post retirement benefit plan for certain employees.

The following table provides a reconciliation of the components of the net periodic benefits cost for the six months ended June 30, 2004 and 2003:

	Six months ended June 30, 2004
	Pension Benefits		Post Retirement Benefits
	2004	2003	2004	2003
	(000 omitted)

Service cost	$567	$461	$11	$8
Interest cost	787	727	94	75
Expected return on plan assets	(968)	(747)	—	—
Amortization of transition obligation	—	—	13	13
Amortization of prior service costs	65	91	—	—
Amortization of net (gain) loss	142	143	92	54

Net periodic benefit cost	$593	$675	$210	$150

	Three months ended June30, 2004
	Pension Benefits		Post Retirement Benefits
	2004	2003	2004	2003
	(000 omitted)

Service cost	$289	$231	$5	$4
Interest cost	406	364	47	38
Expected return on plan assets	(489)	(373)	—	—
Amortization of transition obligation	—	—	7	6
Amortization of prior service costs	20	45	—	—
Amortization of net (gain) loss	88	71	47	27

Net periodic benefit cost	$314	$338	$106	$75

Employer contributions

The Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it did not expect to contribute to its pension plan in 2004. As of June 30, 2004, no contributions have been made. However, the Corporation now does anticipate making a contribution to its pension plan in 2004 of $2,678,299.

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

	For the six Months ended June 30:		For the three Months ended June 30:
	2004*	2003*	2004*	2003*
Net income — as reported	$5,149	$3,478	$2,129	$809
Stock based compensation cost, net of related taxes	179	117	99	67

Net income — proforma	$4,970	$3,361	$2,030	742

Basic earnings per share — as reported	$0.60	$0.40	$0.25	$0.09
Diluted earnings per share — as reported	$0.58	$0.40	$0.24	$0.09
Basic earnings per share — proforma	$0.58	$0.39	$0.24	$0.09
Diluted earnings per share — proforma	$0.56	$0.38	$0.23	$0.08

*($000 omitted) except for per share data

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

As a part of the acquisition of Joseph W. Roskos & Co. (“JWR&Co.”) in 1999, the Corporation recorded goodwill of $3,300,000. In compliance with SFAS No. 142, the amortization of the balance of goodwill as of December 31, 2001 of $2,805,000 was discontinued. During the fourth quarter of •2002 an additional $400,000 of impairment loss was booked reducing the balance of goodwill to $2,405,000. There was no income or loss from discontinued operations reported for the first six months of 2004. The loss from discontinued operations reported for the first six months of 2003 was $2,120,000. During 2003, Corporation management determined that JWR&Co. was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family business office services through JWR&Co. Therefore, on August 1, 2003 effective as of June 30, 2003 the Corporation sold substantially all of the assets of JWR&Co. to Private Family Office, Inc. which is owned by Robert M. Fedoris, former president of JWR&Co. (the “Asset Sale”). The balance of goodwill was written-off as a result of the Asset Sale. There was no goodwill recorded on the Corporation’s books as of June 30, 2004.

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

In December 2003, the AICPA’s Accounting Standards Executive Committee (AcSEC) issued Statement of Position (“SOP”)03-3, Accounting for certain loans or Debt Securities Acquired in a Transfer. SOP 03-3 is effective for loans acquired in the fiscal year beginning after December 15, 2004, with early adoption encouraged. A transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6. Amortization of Discounts on Certain Acquired Loans. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not for profit organizations. SOP 03-3 does not apply to loans originated by the entity. This SOP is not yet effective and as such, the Corporation has not yet determined the impact of the SOP on its consolidated earnings, financial condition, or equity if it was to be adopted.

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

When a borrower is deemed to be unable to meet the original terms of a loan, a loan may be considered impaired or could be restructured. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a non-performing and an impaired loan. All of the Bank’s impaired loans, which amounted to $557,000, $371,000 and $87,000 at June 30, 2004, December 31, 2003 and June 30, 2003, respectively, were placed on nonaccrual status when they were delinquent for greater than 90 days, and any outstanding accrued interest receivable on such loans, except for consumer loans, at the time they were placed on nonaccrual status, was reversed from income.

Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan’s initial effective interest rate or at the loan’s market price or fair value of the collateral, if the loan is collateral dependent. As of June 30, 2004, December 31, 2003 and June 30, 2003, no impaired loans were measured using the present value of expected future cash flows or the loan’s market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan’s collateral amounted to $557,000, $371,000, and $87,000, as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

If the loan valuation is less than the recorded value of the loan, an impairment reserve may be established for the difference. As of June 30, 2004, December 31, 2003 and June 30, 2003, there were no impaired loans for which it was necessary to establish an impairment reserve. Impaired loans for which no loan loss allowance was allocated amounted to $557,000, at June 30, 2004 and $371,000 at December 31, 2003 and $87,000 at June 30, 2003. Average impaired loans for the six month period ended June 30, 2004, year ended December 31, 2003 and June 30, 2003 amounted to $465,078, $170,000 and $82,000, respectively.

When a loan is put on a nonaccrual status, any loan payment subsequently collected is credited to reduce the outstanding principal balance. Therefore, no interest income was reported on nonaccrual loans during either six month period ended June 30, 2004 or 2003. Loans may be removed from nonaccrual status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least three months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, one nonaccrual loan totaling $60,000 was removed from nonaccrual status during the first six months of 2004, and no loans were removed from non-accrual status for the first six months of 2003.

6.    Allowance for Loan Losses:

The summary of changes in the allowance is as follows:

	Six months-ended June 30,		Year ended December 31, 2003
	2004	2003
	($000 omitted)

Balance, beginning of period	$6,670	$6,114	$6,114
Charge-offs:
Consumer	(31)	(57)	(102)
Commercial and industrial	(73)	—	(112)
Real estate	—	—	(13)

Total charge-offs	(104)	(57)	(227)

Recoveries:
Consumer	24	18	32
Commercial and industrial	—	—	—
Real estate	—	1	1

Total recoveries	24	19	33

Net (charge-offs) / recoveries	(80)	(38)	(194)
Provision for loan losses	375	500	750

Balance, end of period	$6,965	$6,576	$6,670

7.    Segment Information:

Statement of Financial Accounting Standard No. 131, Segment Reporting, identifies operating segments as components of an enterprise which are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criteria to the Corporation’s results of continuing operations.

The Corporation’s Banking segment is managed as a traditional banking segment. The Banking segment gathers deposits, makes loans and purchases investments. In addition to net interest income generated by this segment, revenues are earned from the service charges on deposit accounts, rental of safe deposit boxes, sweep fees, as well as other miscellaneous revenues for products and service.

The Wealth Management segment has responsibility for all fiduciary activity within the Bank. This includes trust investment and administration, client employee benefit administration, trust tax services and client custodial responsibilities.

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

Segment information for the six months ended June 30, 2004 and 2003 for continuing operations is as follows:

(Dollars in thousands)

	2004					2003****
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$12,873	$—	$—	$45	$12,918	$12,339	$—	$—	$7	$12,346
Less Loan loss provision	375	—	—	—	375	500	—	—	—	500

Net interest income after loan loss provision	12,498	—	—	45	12,543	11,839	—	—	7	11,846
Intersegment interest (revenues) expenses*	—	—	—	—	—	7	—	—	(7)	—

Net interest income after loan loss provision and eliminations	12,498	—	—	45	12,543	11,846	—	—	0	11,846
Other income:
Fees for investment management and trust services	—	5,198	—	—	5,198	—	4,661	—	—	4,661
Other income***	1,852	—	4,225	138	6,215	1,784	—	8,258	86	10,128

Total other income	1,852	5,198	4,225	138	11,413	1,784	4,661	8,258	86	14,789
Other expenses:
Salaries and benefits	6,451	2,561	730	140	9,882	6,314	2,343	1,316	184	10,157
Occupancy	1,623	283	127	(59)	1,974	1,536	307	126	(46)	1,923
Mortgage Servicing Rights amortization	—	—	494	—	494	—	—	2,079	—	2,079
Other operating expense***	2,312	530	710	180	3,732	2,216	479	1,144	31	3,870

Total other expense	10,386	3,374	2,061	261	16,082	10,066	3,129	4,665	169	18,029

Segment profit (loss) from operations	3,964	1,824	2,164	(78)	7,874	3,564	1,532	3,593	(83)	8,606
Intersegment (revenues) expenses**	106	90	—	(196)	—	96	91	—	(187)	—

Segment profit (loss) from continuing operations after eliminations	4,070	1,914	2,164	(274)	7,874	3,660	1,623	3,593	(270)	8,606
Segment profit after eliminations	$4,070	$1,914	$2,164	($274)	$7,874	$3,660	$1,623	$3,593	($270)	$8,606

% of segment profit (loss)	52%	24%	27%	(3%)	100%	42%	19%	42%	(3)%	100%
*	Bryn Mawr Finance, Inc. provided intercompany financing to The Bryn Mawr Trust Company and other subsidiaries of the Corporation in 2003. Intersegment interest revenues and expenses consisted of interest payments made by The Bryn Mawr Trust Company to various Corporation subsidiaries.
**	Intersegment revenues consist of rental payments to Bryn Mawr Bank Corporation from its subsidiaries, and insurance commissions paid by the Bank to Insurance Counsellors of Bryn Mawr, Inc. Intersegment expenses consist of a $2,500 management fee, paid by Bryn Mawr Bank Corporation to the Bank.
***	Included in the Mortgage Banking segment other income for the first six months of 2004 is a net gain on the sale of Mortgage servicing rights of $1,146,000. For the first six months of 2004, other operating expenses of the Mortgage Banking segment includes $188,000 of expense related to this sale of mortgage servicing rights. No such sale of mortgage servicing rights occurred in the first six months of 2003.
****	Reclassified for comparative purposes.

Item 2.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the “Corporation”) for the three and six months ended June 30, 2004 and 2003, as well as the financial condition of the Corporation as of June 30, 2004, December 31, 2003 and June 30, 2003. The Bryn Mawr Trust Company (the “Bank”) and Joseph W. Roskos & Co., Inc. (“JWR&Co.”) are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”) and Bryn Mawr Settlement Services, Inc (“BMSS”) are wholly-owned subsidiaries of the Bank and Bryn Mawr Finance, Inc (“BMF”) is a wholly-owned subsidiary of JWR&Co.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statement due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations; ·

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	any extraordinary events (such as the September 11, 2001 events, the war in Iraq and the U.S. Government’s response to those events);

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans and when appropriate to sell mortgage servicing rights;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

EXECUTIVE OVERVIEW

The Corporation derives the vast majority of its income from its primary subsidiary, the Bank. The Bank is a state chartered member bank of the Federal Reserve System and was chartered in 1889. Located in an affluent western suburb of Philadelphia, PA, the Bank has continued to provide commercial banking and trust fiduciary services to its customer base. In 1986, the Corporation was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Corporation’s profitability is primarily derived from a number of sources within the Bank, including its ability to generate net interest income from the gathering of deposits and funding of commercial, real estate and consumer loans, as well as the ability to purchase investments. Due primarily to the structure of its deposit base, providing a source of low cost funding, the Bank was able to maintain a net interest margin, at 4.44% for the first six months of 2004.

In addition to its traditional banking activities of deposit gathering and lending function, the Bank’s Wealth Management segment provides a stream of revenue, primarily related to its ability to grow its assets under management, which amounted to $1,806,000,000 as of June 30, 2004.

In recent years, the Bank mortgage banking segment has grown, this growth was due to the increased demand for mortgages and the mortgage banking segments ability to meet the demands of our customers to originate and sell mortgages to the residential mortgage market. This demand slowed beginning in the fourth quarter 2003 through the second quarter of 2004. While the mortgage banking segment had expanded its volume of residential loan origination and sale activity in prior years, recent volume trends indicate that the demand for mortgages is likely to remain at a reduced level in future periods with a consequent reduction in the Bank’s mortgage loan originations and sales.

In addition to these three business segments, the Bank presently offers through ICBM insurance products which include commercial, personal lines, life and benefits insurance products, and participates in a partnership with a title insurance agency, generating revenues from title insurance services being sold to borrowers associated with the mortgage banking segment.

Both the Corporation’s and Bank’s capital levels remain above those capital levels necessary to be considered “Well Capitalized” by their respective regulators. “Well Capitalized” is the highest rating available from the regulators. The Corporation’s annualized return on equity was 15.4% and its annualized return on assets 1.66% as of June 30, 2004. The Uniform Bank Performance Report Peer Group Data as of March 31, 2004 for Banks with assets between $300 million and $1 billion had an annualized return on equity of 13.13% and an annualized return on assets of 1.20%.

The $732,000 decrease in earnings from continuing operations before income taxes for the first six months of 2004 over the same period in 2003 is due primarily to a slowing down of the residential mortgage refinancing activity. The gains on the sale of residential mortgage loans declined $4,915,000 and the related title insurance income from BMSS declined $221,000. Offsetting the decline in income, due to the reduction in mortgage loan sale activity and the sale of Mortgage Servicing Rights (“MSRs”) during the first quarter of 2004 was a decrease of $1,585,000 in the amortization of MSRs. During the first quarter of 2004, the Bank sold MSRs, generating a net gain, after the accelerated amortization of the sold MSRs, of $1,146,000. No such sales or gains were reported for the first six months of 2003.

Also offsetting the shortfall in gains on loan sales, due primarily to strong growth in the Corporation’s earning assets, was an increase in net interest income which increased $572,000 for the first six months of 2004 compared to the same period in 2003. The fees for trust services also increased for the first six month of 2004 compared to the same period in 2003 by $537,000. A reduction in the corporate-wide incentive salaries was primarily responsible for the decrease in salary and wages of $227,000 for the first six months of 2004 compared to the same period in 2003. In addition there was a reduction in the provision for loan loss of $125,000 and decreases in operating expense related to the reduced residential mortgage activity.

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

Beginning in the fourth quarter of 2003 and carrying through the first six months of 2004, the trend in refinancing residential mortgage loan activity slowed from the volumes generated during the first three quarters of 2003. This decrease in residential mortgage loan refinances, prior to market interest rates moving upward, has had a detrimental impact on the Corporation’s income from operations, due to a decrease in revenues from this counter-cyclical activity, without a corresponding increase in the Corporation’s net interest income or net interest margin. In an effort to mitigate the detrimental effect of this slowing in residential mortgage loan refinancings and to lower the amount of interest rate risk associated with the valuation of an expanded MSR portfolio, the Bank sold MSRs in the first quarter of 2004. The net change in the MSR balances was $1,108,000 reducing the balance to $3,283,000 at June 30, 2004 from $4,391,000 at December 31, 2003. The anticipated slowing of residential mortgage loan refinancings through 2004, without a significant increase in overall interest rates and the associated reduction in loan sale gains, compared to similar periods in 2003, will be detrimental to the results of continuing operations for the Corporation in 2004.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses

One of the Corporation’s most critical accounting policies is the allowance for loan loss. The Corporation considers that the determination of the allowance for loan losses requires a higher degree of judgment than other critical policies. The allowance for loan loss represents management’s estimate of the losses that are probable. The allowance is consistently monitored to determine its adequacy. Ongoing review of credit standards, the level of delinquencies on loan products and loan segments, and the current state of the economy are included in this review. In addition to the current state of the economy, the economic uncertainty brought about by international concerns such as the war in Iraq and acts of terrorism and the strength of the Bank’s loan portfolio are all primary factors that determine the level of the provision for loan loss. Bank management has continued to provide for its reserve, but at a decreased amount, compared to the first six months of 2003 based on the most current analysis of the allowance for loan losses. This analysis included the status of the current loan portfolio and the general uncertainty of the economic conditions. The status of the current loan portfolio included the continued growth in the real estate and commercial mortgage portfolios, the strength of the Bank’s loan portfolio, with non-performing loans at 23 basis points of total loans at June 30, 2004 as well as a market experiencing significant growth in recent years.

The provision for loan loss which was made based on the Bank’s adequacy analysis was $375,000 a 25% decrease from a $500,000 provision for the same period in 2003. The provision for loan losses represents management’s determination of the necessary amount to be charged to current operating earnings to adjust the allowance for loan losses to a level that represents, based on management’s analysis of the status of the allowance for loan losses, compared to a number of factors associated with the current loan portfolio, management’s best estimate of the known and inherent losses in the current loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio, as well as other factors. Included in the factors assessed in determining the adequacy of the loan loss reserve are the percentages of historical charge-offs of specific loan categories in recent years. Actual charge-offs may differ from these percentages of historical charge-offs, as well as management’s estimates, necessitating an adjustment to the loan loss reserve by potentially increasing or lowering future loan loss provisions.

Discontinued Operations

During 2003, Corporation management determined that JWR&Co. was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family office services through JWR&Co. Therefore, the Corporation sold substantially all of the assets of JWR&Co. to Private Family Office, Inc. which is owned by the former president of JWR&Co. (the “Asset Sale”). The Asset Sale was accomplished on August 1, 2003, effective as of June 30, 2003. As of the effective date of the Asset Sale, all goodwill and certain other intangible assets of JWR&Co. were transferred to Private Family Office, Inc. and there is no goodwill remaining on the books of the Corporation.

Since the assets sold in the Asset Sale met all the requirements of Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the long-lived assets of JWR&Co. were classified as assets of discontinued operations available for sale on the balance sheet and the revenues and expenses, the write-down of goodwill and other related disposal expenses were classified as a loss from discontinued operations, net of taxes in the respective statements of income, to reflect the accounting for discontinued operations under SFAS No. 144.

Mortgage Servicing Rights

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

The following summarizes the Corporation’s activity related to MSRs for the six months ended June 30, 2004 and 2003:

	2004	2003
Balance, January 1	$4,391	$3,956
Additions	785	1,691
Amortization	(494)	(1,728)
Impairment	—	(350)
Sales	(1,399)	—

Balance, June 30	$3,283	$3,569

Fair Value	$5,169	$3,569

There has been no impairment of MSRs nor change in the valuation allowance of MSRs for the six months ended June 30, 2004. For the six month ended June 30, 2003 there was impairment of $350,000 due to changes in market rates. This impairment was recovered in the third quarter 2003.

At June 30, 2004, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

June 30, 2004
Fair value amount of MSRs	$5,169
Weighted average life (in years)	4.8
Prepayment speeds (constant Prepayment rate) (1):	14.87%
Impact on fair value:
10% adverse change	(300)
20% adverse change	(573)
Discount rate:	10.05%
Impact on fair value:
10% adverse change	(178)
20% adverse change	(346)

(1)	represents the weighted average prepayment rate for the life of the MSR asset.

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

DISCONTINUED OPERATIONS

On August 1, 2003, effective June 30, 2003, JWR&Co. sold substantially all of its assets, consisting of client accounts receivable and advances, fixed assets and prepaid expenses to Private Family Office, Inc. The Asset Sale price was $2,350,000. JWR&Co. received $400,000 in cash and three notes from Private Family Office, Inc., aggregating $1,950,000. As of June 30, 2004, the aggregate balance of the three notes amounted to $1,317,000. The notes were for the accounts receivable, the fixed assets and prepaid expenses and for the goodwill which represented the value of the associated intangible assets of the company. The intangibles included the value of the client list which was sold in the transaction. The note associated with the accounts receivable and client advances was due to be paid down from the proceeds of collected accounts receivable, with a maximum term of 6 months. This note, with a balance of $73,000, was extended to November 1, 2004. The note associated with the fixed assets and prepaid expenses is for a 5-year term. The goodwill note has an amortization schedule of 15 years with a 10-year balloon payment. All three notes bear interest at a rate of 6%, with the goodwill note resetting after 7 years. There are no prepayment penalties on the notes. Private Family Office, Inc. is renting certain fixed assets and office space from the Bank.

As a result of Corporation management’s decision to accomplish the Asset Sale, the Corporation had long-lived assets meeting the criterion of SFAS No. 144 for being classified as available for sale on its balance sheet (“the “Long-Lived Assets”). Therefore, the Long-Lived Assets of JWR&Co. were classified as assets of discontinued operations available for sale on the balance sheet and the revenues and expenses, the write-down of goodwill and other related disposal expenses were classified as a loss from discontinued operations, net of taxes in the respective statements of income.

Following is a table outlining (1) the amounts of revenue, expenses and after-tax losses reported in the results from discontinued operations and (2) the non-recurring transactions impact, that are a result of the Asset Sale:

	For the Six months ended
	2004*	2003
	(000) omitted
Revenues of JWR&Co.	—	$773
Expenses of JWR&Co.	—	1,173

Pre-tax (loss) income	—	(400)
Applicable income tax (Benefit)	—	(136)

(Loss) Income	—	(264)
Non-recurring transactions
Write-down of Goodwill	—	—
Accounts Receivable charge-off	—	—
Taxes	—	—
Other	—	(1,856)

Total of non-recurring	—	(1,856)

(Loss) Income from Discontinued operations	$—	$(2,120)

*	There is no income (loss) from discontinued operations reported for the first six months of 2004.

Reflecting the results of the $2,120,000 loss from discontinued operations for the first six months of 2003, the Corporation reported net income of $5,149,000 for the six months ended June 30, 2004, a 48% increase from $3,478,000 reported for the same period in 2003. Basic earnings per common share on net income amounted to $.60, a 50% increase from $.40 reported for the first six months of 2003. Diluted earnings per common share on net income increased 45% to $.58 for the six months ended June 30, 2004 compared to $.40 for the same period in 2003. All share and per share data have been reclassified to reflect the effect of a two-for-one stock split, effective October 1, 2003.

There was no income or loss from discontinued operations for the first six months of 2004. The basic loss per common share from discontinued operations amounted to $(.24) for the first six months of 2003. The diluted loss per common share amounted to $(.24) for the first six months of 2003.

For the three month period ending June 30, 2004, net income was $2,129,000, a 163% increase from $809,000 reported for the second quarter of 2003. Earnings per common share on net income amounted to $.25, a 177% increase from $.09 reported for the second quarter of 2003. Diluted earnings per common share on net income increased 167% to $.24 for the three months ended June 30, 2004 compared to $.09 for the same period in 2003.

RESULTS OF CONTINUING OPERATIONS

The results of continuing operations will be discussed exclusive of the results from discontinued operations. The Corporation reported income from continuing operations of $5,149,000 for the six months ended June 30, 2004, an 8% decrease from the $5,598,000 reported for the same period in 2003. Basic earnings per common share from continuing operations amounted to $.60, a 6% decrease from the $.64 reported for the first six months of 2003. Diluted earnings per common share from continuing operations decreased 9% to $.58 for the six months ended June 30, 2004 compared to $.64 for the same period in 2003.

As discussed previously in the Executive Overview, the decrease in earnings from continuing operations before income taxes for the first six months of 2004 over the same period in 2003 is attributable to a number of factors. Most significant is the decline in gains on loan sales of $4,915,000, which was partially offset by the sale of MSRs, during the first quarter of 2004, which generated a net gain of $1,146,000. The result of a slowing down of the residential mortgage refinancing activity and offsetting the reduction in the fee income for the first six months is a decrease of $1,585,000 in the amortization of MSRs.

Net interest income and fees for trust services rose $572,000 and $537,000, respectively, from period to period. In addition to these increases the corporate-wide incentive salaries decreased which was primarily responsible for the decrease in salary and wages of $227,000. As previously stated in the Executive Overview, the net changes discussed above accounts for the majority of the decrease in income from continuing operations before income taxes, for the first six months of 2004, compared to the same period in 2003.

As discussed in the Executive Overview, the Bank sold MSRs in the first quarter of 2004, thereby reducing MSR balances by $1,108,000, from December 31, 2003 to a balance of $3,283,000 at June 30, 2004. The net gain on this sale amounted to $1,146,000. There was no such sale in the first six months of 2003. The slowing of residential mortgage loan refinancings through 2004, and the associated reduction in loan sale gains, compared to similar periods in 2003, without a significant increase in overall interest rates will be detrimental to the results of continuing operations for the Corporation in 2004.

The Corporation reported income from continuing operations of $2,129,000 for the three months ended June 30, 2004, a 22% decrease from the $2,737,000 reported for the same period in 2003. Basic earnings per common share from continuing operations amounted to $.25, a 19% decrease from the $.31 reported for the second quarter of 2003. Diluted earnings per common share from continuing operations decreased 23% to $.24 for the second quarter of 2004 compared to $.31 for the same period in 2003.

The decrease in earnings from continuing operations before income taxes for the second quarter of 2004 over the same period in 2003 is attributable to a number of factors. The most significant factor is the decline in gains on loan sales of $2,888,000 as a result of a slow down of the residential mortgage refinancing activity. Offsetting the reduction in the gain on loan sales for the second quarter of 2004 is a decrease of $994,000 in the amortization of MSRs. In addition, net interest income and fees for trust services increased $384,000 and $308,000, respectively, from period to period. An adjustment to the final gain on the sale of MSRs was made during the second quarter of 2004 resulting in additional revenue of $73,000.

Net interest income, after the provision for loan loss, for the first six months of 2004, was 6% higher than the first six months of 2003. While average net loan balances increased $60,061,000 or 13% from the same period in 2003, the lower interest rate environment that existed during the first six months of 2004, compared to the same period in 2003, partially offset the effect of the loan volume increase on net interest income. Continued strong asset quality, with non-performing loans of 7 basis points and 1 basis point for June 30, 2004 and 2003, respectively and 6 basis points as of December 31, 2003, as well as the results of the loan loss reserve adequacy calculation made by management, has prompted the Corporation’s management to reduce its provision for loan losses to $375,000 for the first six months of 2004, compared to $500,000 for the first six months of 2003.

Average outstanding loan balances for the first six months of 2004 grew 13% from average outstanding loan balances for the first six months of 2003. Average other earning assets, primarily investments and federal funds sold increased 26%. While the number of deposit accounts remained practically level from year to year, average outstanding deposit balances grew by 12%, with growth spread across all deposit categories. Average outstanding balances of non-interest bearing demand deposit accounts increased 3%, NOW accounts 13%, market rate accounts 41% and savings accounts 6%. The average outstanding balances of time deposits, consisting of certificates of deposit (“CDs”), increased 4%. The necessity of funding the growth in average outstanding loans caused the average outstanding balances of short-term borrowings to increase by 79%, to $1,708,000 for the first six months of 2004 from $956,000 for the same period in 2003.

The Wall Street Journal prime rate (the “WSJ Prime Rate”) remained unchanged at 4.00% from June 30, 2003 to June 30, 2004, however, exclusive of certain floating rate home equity lines of credit, which were tied to the WSJ Prime Rate, the Bank’s prime rate was not lowered with the last 25 basis point decrease and was 4.25% from June 30, 2003 through June 30, 2004. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets. However, even though the Bank’s prime rate remained constant from year to year, the overall annualized yield on earning assets decreased by 50 basis points, from 5.7% at June 30, 2003 to 5.2% for the same period in 2004, due to the decline in the interest rates on investments being purchased compared to those maturing or being called, as well as lower rates of interest being earned on residential real estate loans during this period, compared to the same period in 2003. Compared to the first six months of 2003, the average cost of funds decreased 11 basis points, from .90% in 2003 to .79% in 2004. The overall result was a decline in the Bank’s annualized net interest margin, to 4.44% for the first six months of 2004 compared to 4.80% for the same period in 2003.

While interest rate movements and their effect on future revenue streams cannot be predicted, management believes that there are presently no known trends, events or uncertainties, related to potential changes in interest rates that will have or are reasonably likely to have a material effect on the Corporation’s liquidity, capital resources or results of operations in the future. However, as discussed previously, a continued lower market rate environment, thereby limiting the Corporation’s ability to increase its net interest margin and related net interest income, combined with a continued decrease in the number of loan customers seeking mortgage loans or refinancing opportunities, lowering the gains on the residential loan sales in the secondary market, will cause an adverse effect on the Corporation’s results of operations.

The following table presents the average daily balances and the percentage change for the periods indicated:

AVERAGE BALANCE SHEET

	2nd Quarter			YTD
	2004	2003	% Change 2004 vs. 2003	2004	2003	% Change 2004 vs. 2003
(dollars in thousands)

Assets:
Cash and due from banks	31,688	34,092	(7.05%)	32,510	32,764	(0.78%)
Interest-bearing deposits with other banks	640	4,727	(86.46%)	1,760	4,194	(58.04%)
Federal funds sold	6,211	11,012	(43.60%)	7,088	9,972	(28.92%)
Investment securities available for sale	30,881	21,394	44.34%	30,799	21,383	44.03%
Loans	541,696	474,174	14.24%	528,265	467,690	12.95%
Less allowance for loan losses	(6,975)	(6,518)	7.01%	(6,884)	(6,370)	8.07%

Net loans	534,721	467,656	14.34%	521,381	461,320	13.02%
Other assets	30,387	28,744	5.72%	30,417	28,458	6.88%

Total assets	634,528	567,625	11.79%	623,955	558,091	11.80%

Liabilities:
Demand deposits, non-interest-bearing	$134,491	$137,163	(1.95%)	$136,175	$132,214	3.00%

Market rate accounts	119,644	82,040	45.84%	113,483	80,233	41.44%
NOW accounts	148,492	127,743	16.24%	142,725	126,478	12.85%
Regular savings	51,730	50,204	3.04%	51,933	48,917	6.17%

	319,866	259,987	23.03%	308,141	255,628	20.54%

Time deposits	98,948	97,692	1.29%	100,086	96,631	3.58%

Total Deposits	553,305	494,842	11.81%	544,402	484,473	12.37%

Short term borrowings	2,881	132	2082.58%	1,708	956	78.66%
Other liabilities	10,623	9,853	7.81%	10,597	10,077	5.16%

Total liabilities	566,809	504,827	12.28%	556,707	495,506	12.35%
Total shareholders equity
	67,719	62,798	7.83%	67,248	62,585	7.45%

Total liabilities and shareholder’s equity	$634,528	$567,625	11.79%	$623,955	$558,091	11.80%

NET INTEREST INCOME

While the overall yield on earning assets declined for the first six months of 2004, the ability to adjust the rates paid on deposits, combined with a 13% increase in earning assets from June 30, 2003 to June 30, 2004, caused net interest income to grow to $12,918,000 or 5% over $12,346,000 reported for the same period in 2003. Primarily the result of a 15% increase in outstanding loans from June 30, 2003 to June 30, 2004 total interest and dividend income on investment securities increased 4% for the first six months of 2004, to $15,084,000 from $14,541,000 for the first six months of 2003. Interest expense decreased 1% for the six months ended June 30, 2004, to $2,166,000 compared to $2,195,000 for the first six months of 2003.

Due primarily to a 15% increase in outstanding loan balances during the last twelve months, interest and fees on loans increased 4% from $14,023,000 for the first six months of 2003 to $14,546,000 for the first six months of 2004. Average outstanding loan balances grew 13% for the first six months of 2004, to $528,265,000, compared to $467,690,000 for the same period in 2003. The average yield on the loan portfolio decreased 49 basis points, from 5.89% for the first six months of 2003 to 5.40% for the same period in 2004.

Interest and dividend income on investments increased $58,000 or 13%, from $439,000 for the first six months of 2003 to $497,000 for the first six months of 2004. Interest on U.S. Government Agency securities decreased 2% from $405,000 for the first six months of 2003 to $396,000 for the first six months of 2004. The primary reason for this decrease was a lower yield on government agency investments purchased to replace maturing or called investments during this twelve month period, from 4.20% to 3.28%, partially offset by a $4,867,000 or 25% increase in the average balance of U.S. Government Agency securities, from $19,542,000 during the first six months of 2003 to $24,409,000 for the comparable period in 2004. Interest income on obligations of states and political subdivisions increased $73,000 or 730% from $10,000 for the six months ended June 30, 2003 to $83,000 for the same period in 2004. The Bank’s average balance of investments in obligations of state and political subdivisions increased by $4,620,000 or 1002%, from $461,000 in 2003 to $5,081,000 in 2004. The increase in these securities is due to the securities having a higher yield and provides tax free income. Partially offsetting this increase in average balances was a decrease in the average yield on obligations of state and political subdivisions, from 4.37% in 2003 to 3.30% for the first six months of 2004. The overall yield on investment securities decreased from 4.10% for the first six months of 2003 to 3.24% for the first six months of 2004, a result of lower rates of interest being paid on investments purchased during the twelve-month period, compared to rates of interest on investments maturing or called during that period.

Interest expense on deposits and borrowed funds decreased $29,000, or 1%, compared to the first six months of 2003. The average cost of interest bearing deposits and borrowed funds decreased 19 basis points, from 1.25% for the six months ended June 30, 2003 to 1.06% for the six months ended June 30, 2004. The average interest bearing deposit balances increased 16% to $408,227,000 for the six months ended June 30, 2004 compared to $352,260,000 for the same period in 2003. Average short-term borrowings increased $752,000 or 79%, from $956,000 for the first six months of 2003 to $1,708,000 for the same period in 2004. Total average deposits and short-term borrowings, including non-interest bearing demand deposits, increased 13% to $546,110,000 for the six months ended June 30, 2004 compared to $485,429,000 for the same period in 2003. Average outstanding deposits increased in every deposit category for the first six months of 2003 to the first six months of 2004. The largest increase occurred in money market account balances, up 41% or $33,250,000. This increase is primarily due to customers relocating deposits from non-Bank money market funds into Bank money market deposits, at yields similar to those paid by the non-Bank money market funds. The annualized cost of CDs decreased 49 basis points, from 2.90% for the first six months of 2003 to 2.41% for the same period in 2004. The average cost of money market accounts decreased from 1.06% to 1.00% or 6 basis points, the average cost of savings accounts decreased 12 basis points, from .75% to .63% and the average cost of NOW accounts remained level at .32% for the first six of 2004 and 2003. The average cost of deposits and borrowed funds, including non-interest-bearing demand deposits decreased 11 basis points, from .90% for the first six months of 2003, to .79% for the first six months of 2004.

The Bank’s asset/liability structure is asset rate sensitive, which should cause a reduction in the net interest margin, when interest rates decrease. The annualized net interest margin decreased 36 basis points for the first six months of 2004, to 4.44% compared to 4.80% the same period in 2003. This decrease is primarily the result of the decline in the yields on residential real estate loans and investments purchased at lower market rates of interest than those maturing or being called. The net interest margin is computed exclusive of related loan fee income.

For the three months ended June 30, 2004, net interest income increased by $384,000 or 6% from the same period in 2003. Interest and fees on loans were up by $356,000 or 5%, reflecting the effect of larger growths in average outstanding loans during this period being partially offset by a decline in interest rates in the second quarter of 2004, compared to the same quarter in 2003. Interest and dividends on investments increased by $39,000 or 19%, reflecting both an increase in the outstanding average balances and a decline in interest rates paid on investments which are replacing the investment being called.

LOAN LOSS PROVISION

As discussed in the Critical Accounting Policies, even though non-performing loans increased from both December 31, 2003 and June 30, 2003, due to the overall credit quality of the loan portfolio, the provision for loan loss was decreased by 25%, from $500,000 for the first six months of

2003 to $375,000 for the first six months of 2004. The loan loss reserve amounted to 1.25% of outstanding loans at June 30, 2004. Delinquencies, as a percentage of outstanding loans, were 23 basis points as of June 30, 2004, compared to 22 basis points for the same period in 2003. Non-performing loans increased to $375,000 as of June 30, 2004 compared to $279,000 as of December 31, 2003 and $44,000 as of June 30, 2003. In addition to a monthly internal loan review, the Bank has an external loan review performed annually. The most recent completed external loan review was as of November 2003. Based on the results of both the internal and external loan review process and the current level of non-performing loans, management believes the loan loss reserve to be adequate as of June 30, 2004.

NON-INTEREST INCOME

Total non-interest income of $11,413,000 for the six months ended June 30, 2004 decreased 23% or $3,376,000 from $14,789,000 reported for the same period in 2003.

Fees for trust services increased $537,000 or 12% from $4,661,000 for the first six months of 2003 to $5,198,000 for the same period in 2004. This is the result of an increase in new business generation and increased market values of assets under management. The market value of trust assets under management increased by 12%, to $1,806,000,000 at June 30, 2004 from $1,620,000,000 as of June 30, 2003. Since a significant portion of fees for trust services are earned based on a percentage of the value of assets under management, a decline in stock market values and the values of assets under management could have an adverse effect on the Bank’s ability to grow its fees for trust services, thereby being potentially detrimental to the Corporation’s results of operations in future periods.

Gains on the sale of residential mortgage loans to the secondary mortgage market are vulnerable to changes in residential mortgage interest rates. As residential mortgage interest rates rise, residential loan refinance activity tends to decrease, thereby lowering the related gains on the sale of said loans. As stated in the Corporation’s Annual Report to shareholders, there was a significant decline in the volume of residential refinancing activity in the fourth quarter of 2003, compared to previous quarters of 2003 and the final quarter of 2002. Corporation management expected this trend of lower refinancing activity to continue into 2004 and it has. Net gains on the sale of loans were $2,073,000 for the first six months of 2004, a 70% decrease from $6,988,000 reported for the same quarter in 2003. Residential loan sales amounted to $94,228,000 for the first six months of 2004, a 77% decrease from $403,658,000 for the same period of 2003.

A combination of deferred loan fees earned as income resulting from the sale of residential mortgage loans to the secondary mortgage market, related gains on the same sales of residential mortgage loans to the secondary market and the effect of recording mortgage servicing rights, amounted to a 220 basis point gain on a per loan basis on loans sold during the first six months of 2004 compared to 173 basis points for the same period in 2003.

In April, 2004, three principal officers of the mortgage banking segment, who were the primary originators of the residential mortgage loans (the “Mortgage Officers”), resigned their positions with the Bank. No other mortgage banking segment personnel left with the Mortgage Officers. Corporation management has promoted a mortgage banking officer having both origination and servicing experience, to run the mortgage banking segment. The mortgage banking segment continues to have a qualified support staff, managing the servicing responsibilities, and has assigned additional originating responsibilities to other mortgage banking staff. Should residential mortgage interest rates rise in future periods or should, as expected by Corporation management, the level of refinancing activity remain under the levels of similar quarters for 2003, the decline in gains on such activity reported for the first six months of 2004, compared to the first six months of 2003, will continue in subsequent quarters of 2004, thereby producing a material decrease in income to the Corporation from the sale of residential mortgage loans in future periods.

During the first quarter of 2004, the Bank sold a portion of its MSR portfolio related to $245,000,000 of sold loans being serviced by the Bank. This sale produced a gain, net of accelerated MSR balances related to the loans, of $1,146,000. There was no such gain reported for the first six months of 2003. This sale of a portion of the Bank’s MSR Portfolio will result in a reduction in related fee income in future periods.

Income from other service charges, commissions and fees amounted to $1,230,000 for the first six months of 2004, which is level with the $1,232,000 reported for the first six months of 2003. As of June 30, 2004, the Bank serviced $540,706,000 in loans for others, a 28% decrease from $755,867,000 in loans serviced as of June 30, 2003. The net decrease is due primarily to the sale of MSRs in the first quarter of 2004 and other mortgage activity during the first six months thereby reducing loans serviced for others by $215,161,000.

Other operating income decreased by $136,000 or 14% for the first six months of 2004, with other operating income of $812,000 for the first six months of 2004, compared with $948,000 for the same period in 2003. This decrease is primarily due to decreased revenues from fees related to title insurance services provided by BMSS, caused by the decrease in residential mortgage activity discussed previously. For the first six months of 2004, other operating income of BMSS was $81,000, a $220,000 or 73% decrease from $301,000 reported for the same six months in 2003.

For the three months ended June 30, 2004, total non-interest income decreased by $2,608,000 or 35%. The largest decrease was in gains on the sale of residential mortgage loans, down $2,888,000 or 80%, from $3,589,000 in 2003 to $701,000 for the second quarter of 2004. This decrease is directly related to the decreased residential mortgage loan sale activity discussed previously. The gain on sale of MSRs increased $73,000 for the second quarter 2004 as a result of the final settlement of the gain on the transaction. Fees for trust services increased by $308,000 or 13% from $2,336,000 to $2,644,000 and other service charges, commissions and fees decreased by 10% or $63,000 from $634,000 to $571,000, reflecting decreased revenues from decreased volumes of loans being serviced for others. Other operating income was down by $35,000 or 9%, reflecting decreased fee income as discussed in the previous paragraph.

NON-INTEREST EXPENSES

Total non-interest expense decreased $1,947,000 or 11% for the first six months of 2004 to $16,082,000 from $18,029,000 for the first six months of 2003.

Salaries and wages decreased $227,000 or 3%, from $7,902,000 for the six months ended June 30, 2003 to $7,675,000 for the same period in 2004. Regular salary expense, including regular, part time and overtime salaries and excluding incentive salaries, increased $257,000 or 4%, to $6,913,000 during the first six months of 2004 from $6,656,000 for the same period in 2003. Other salaries decreased by 39%, or $484,000 to $762,000 from $1,246,000 for the six months ended June 30, 2003. Declines in incentive salaries, directly related to corporate profitability and the level of residential loan sales are primarily responsible for this decrease.

Employee benefits expenses decreased $48,000 or 2% from $2,255,000 for the first six months of 2003 to $2,207,000 for the same period in 2004. Social Security tax expense decreased in the first six months of 2004 by $69,000. This is due primarily to the payment of the 2002 corporate-wide incentive paid in 2003. No such payment was made in 2004.

Amortization of MSRs decreased $1,585,000 or 76%. As existing residential mortgage loans, which are part of the Bank’s mortgage servicing portfolio, are repaid as a part of refinancing transactions, the balance of the respective MSRs must be written off, as new MSRs related to the new loans are recorded. The decrease in loan sales in the first quarter of 2004, compared to the first quarter of 2003, is directly responsible for the decrease in amortization of MSRs. Future amortization of the MSR portfolio could fluctuate with movements of the market rates of interest on residential mortgage loans.

Other operating expenses decreased $138,000 or 4%, from $3,870,000 for the first six months of 2003 to $3,732,000 for the first six months of 2004. Of this decrease, $388,000 are expenses associated with the volume of loan sales, such as appraisal fees, extra help and loan pair off fees, due to the lower volume of residential mortgage loan sales. Offsetting this decrease are the costs of the sale of MSRs during the first quarter of

2004, which amounted to $188,000, advertising expense which grew by $119,000 due to the timing of expenditures and charitable contributions up by $24,000, also due to the timing of contributions made in the first six months of 2004.

For the three months ended June 30, 2004, total other operating expenses decreased by $1,210,000 or 13%, from $9,171,000 for the second quarter of 2003 to $7,961,000 for the same period in 2004. Salary and wages increased by $10,000 from $3,716,000 for 2003 to $3,726,000 for the same period in 2003. Employee benefits decreased $19,000 or 2%, from $1,052,000 to $1,033,000, reflecting a reduction in the number of employees. Amortization of mortgage servicing rights decreased by $994,000 or 77%, from $1,295,000 in 2003 to $301,000 for the second quarter of 2004. Included in 2003’s expenses is a charge of $350,000 to record impairment in the MSR portfolio for the second quarter of 2003. The slow down in refinancing of residential mortgage loans, compared to the same quarter in 2003, is also responsible for the decrease in MSR amortization. Other operating expenses decreased by $303,000 or 14%, from $2,171,000 for the second quarter of 2003 to $1,868,000 for the same quarter in 2004. Decreased expenses associated with the slow down in residential mortgage loan originations and sales are primarily responsible for this decrease from period to period.

APPLICABLE INCOME TAXES

Income taxes from continuing operations for the first six months of 2004 were $2,725,000 compared to $3,008,000 for the first six months of 2003. This represents an effective tax rate for each six month period ended June 30, 2004 and 2003 of 34.6% and 35.0%, respectively. The decrease in the effective tax rate in 2004, compared to 2003 is due primarily to an increase in the tax free interest income for the first six months of 2004 compared to the first six months of 2003.

FINANCIAL CONDITION

Total assets increased $60,388,000 or 10% from $604,848,000 at December 31, 2003 to $665,236,000 as of June 30, 2004. Total assets grew 13% or $78,963,000 from $586,273,000 as of June 30, 2003.

Outstanding earning assets increased $58,652,000 or 11% to $606,951,000 as of June 30, 2004 from $548,299,000 as of December 31, 2003 and $80,762,000 or 15% ahead of $526,189,000 as of June 30, 2003. The Bank’s outstanding loan portfolio increased $54,435,000 or 11% to $557,513,000 at June 30, 2004 from $503,078,000 as of December 31, 2003. Outstanding loans increased by 15%, from $486,529,000 as of June 30, 2003.

Outstanding consumer loans of $12,951,000 at June 30, 2004 decreased by 30% from consumer loan balances of $18,580,000 as of December 31, 2003 and 36% from the outstanding balance of $20,163,000 as of June 30, 2003. A management decision to discontinue the purchase of dealer automobile paper is responsible for a continued decrease in the balance of purchased dealer automobile paper. The decrease in the volume of dealer automobile paper, combined with a reduction in fixed rate home equity loans, as borrowers chose to add these balances to their refinanced first mortgage loans, which was partially offset by increases in the consumer small business product, are the primary reasons for the decrease at June 30, 2004, compared to both periods. However, consumer lines of credit, included in real estate loans increased by $13,151,000 or 14% from December 31, 2003 to June 30, 2004.

Outstanding commercial loans at June 30, 2004 were $185,909,000, a 4% increase in commercial loan balances of $178,381,000 at December 31, 2003 and a 5% increase from $176,546,000 at June 30, 2003.

Outstanding real estate loans were $353,858,000 at June 30, 2004, a 17% increase from $302,426,000 in outstanding real estate loans at December 31, 2003 and a 32% increase over $267,713,000 in outstanding real estate loans as of June 30, 2003. In an effort to enhance current net interest income, the decision was made in the fourth quarter of 2003, to hold some shorter-term residential mortgage loans in the Bank’s loan portfolio. This is the primary reason for this increase in outstanding real estate loans during the first six months of 2004.

Residential loans held for sale increased 30% from $3,691,000 at December 31, 2003 to $4,795,000 at June 30, 2004, which is a 78% decrease from $22,107,000 as of June 30, 2003. The large decline in both periods, compared to June 30, 2003 is due to a reduction in the volume of loans sold awaiting funding, at June 30, 2004 and December 31, 2003, compared to June 30, 2003.

The Bank’s investment portfolio, in addition to qualifying as collateral for deposit pledging purposes, is a secondary source of liquidity. As such, the investment portfolio consists of shorter term investments providing liquidity, if needed. The Bank’s investment portfolio, having a market value of $31,652,000 at June 30, 2004, increased 1% from a market value of $31,397,000 at December 31, 2003 and increased 39% from $22,776,000 as of June 30, 2003.

The Corporation has chosen to include all of its investment securities in the available-for-sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added to or deducted from the Corporation’s total equity on the balance sheet. As of June 30, 2004, the investment portfolio had an unrealized loss of $512,000, compared to an unrealized loss of $14,000 as of December 31, 2003. The unrealized investment depreciation, net of deferred income taxes, decreased the Corporation’s shareholders’ equity on the balance sheet by $333,000 as of June 30, 2004.

Federal funds sold amounted to $10,000,000 as of June 30, 2004, compared to $3,300,000 at December 31, 2003 and $16,600,000 as of June 30, 2003. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs and borrowing from the Federal Home Loan Bank of Pittsburgh (“the FHLB”).

Both non-performing assets and non-performing loans amounted to $375,000 at June 30, 2004, a 34% increase from $279,000 at December 31, 2003 and a 752% increase from the non-performing loans of $44,000 at June 30, 2003. Non-performing loans were less than 1% of total loans for each period presented. There were no Other Real Estate Owned (“OREO”) balances on the Bank’s books at June 30, 2004, December 31, 2003 or June 30, 2003.

As of June 30, 2004 and 2003, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower’s ability to comply with the loan repayment terms.

As a part of its sale of residential mortgage loans to the secondary market, for those loans sold with the loan servicing retained by the Bank, the Bank records MSRs as an asset. During 2002 and through the first three quarters of 2003, due to the lower interest rate environment, the Bank significantly increased its residential mortgage origination and sale activity, primarily through the refinancing of existing loans, thereby replacing MSR balances and, in some cases, increasing the balances of MSRs being recorded on its books. During the fourth quarter of 2003 and through the first quarter of 2004, the refinancing activity decreased significantly from prior periods. During the first quarter of 2004, the Bank sold MSRs related to $245,000,000 of serviced loans to another servicing institution. This sale further lowered the level of MSRs recorded on the Bank’s books. MSR balances amounted to $3,283,000 at June 30, 2004, a $1,108,000 or 25% decrease from MSR balances of $4,391,000 as of December 31, 2003 and a decrease of $286,000 or 8% from $3,569,000 reported for June 30, 2003. The MSRs are amortized over the expected lives of the respective mortgage loans and are tested for potential impairment on a quarterly basis. The quarterly valuation provided by an independent valuation firm indicated that there was no impairment of the MSR portfolio as of June 30, 2004. In future periods, should any impairment be determined, a valuation allowance on MSR balances would be recorded against current Corporation earnings. The balance of residential mortgage loans serviced for others amounted to $540,706,000, $797,326,000 and $755,867,000 as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

Management expects that the level of mortgage loan origination and sales will continue in future periods at, or below, that of the first six months of 2004 and the Bank will be subject to an adverse effect on the results of operations from the decline in loan sale gains associated with the lower volume of residential loan originations and sales, compared to similar periods in 2003.

Total deposits increased $60,882,000 or 12% to $588,021,000 as of June 30, 2004 from $527,139,000 as of December 31, 2003 and $74,116,000 or 14% from $513,905,000 at June 30, 2003. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances of $544,402,000 for the period ended June 30, 2004 increased 12% from the average outstanding deposits of $484,473,000 for the same period in 2003. Average deposits grew in all deposit categories. Average savings balances increased 6% or $3,016,000 to $51,933,000 for the first six months of 2004, compared to $48,917,000 for the same period in 2003. Money market account balances increased 41% or $33,250,000 from $80,233,000 in average daily outstanding balances for the six months ended June 30, 2003 to $113,483,000 for the same period in 2004. This significant increase is primarily due to a program developed by the Bank during 2003 to retain deposits that were being swept into off-balance sheet investments. Average outstanding NOW account balances increased 13% or $16,247,000, from $126,478,000 for the first six months of 2003 to $142,725,000 for the same period in 2004. Non-interest bearing demand deposit average outstanding balances grew 3% or $3,961,000 from $132,214,000 for the six months ended June 30, 2003 to $136,175,000 for the same period in 2004. Average outstanding CD balances increased 4% or $3,455,000 from $96,631,000 in average outstanding balances for the first six months of 2003 to $100,086,000 for the same period in 2004.

There were no outstanding short-term borrowings as of June 30, 2004, December 31, 2003 or June 30, 2003.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as the terms and conditions of the loan agreement have been met and there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2004 were $229,660,000.

Standby letters of credit are conditional commitments issued by the Bank to a customer for the benefit of a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2004 amounted to $8,848,000.

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

The following table details the contractual cash obligations of the Corporation as of June 30, 2004:

(In thousands)	Total	Within 1 year	2 -3 years	4 -5 years	After 5 years
Deposits without a stated maturity	$492,589	$492,589

Certificates of Deposit CD’s	95,432	77,405	17,224	703	100
Operating leases	11,849	893	1,238	1,117	8,601
Purchase obligations	2,697	1,273	912	453	59

Total	$602,567	$572,160	$19,374	$2,273	$8,760

REGULATORY COMPLIANCE AND INTERNAL CONTROL

Management is aware of the enhanced regulatory compliance and the associated required documenting of internal controls, necessary under the additional corporate governance requirements of the Sarbanes Oxley Act of 2002 (“SOX”), that became effective for 2004. It is likely that the increased reporting and documentation requirements will result in increased operating expense.

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

INTEREST RATE SENSITIVITY ANALYSIS

as of June 30, 2004

(dollars in thousands)	0 to 30 Days	30 to 90 Days	91 to 180 Days	181 to 365 Days	Over 1 Year	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with other banks	$7,786	$—	$—	$—	$—	$—	$7,786
Federal funds sold	10,000	—	—	—	—	—	10,000
Investment securities	15	3,030	44	1,089	27,423	51	31,652
Loans	284,640	12,987	12,664	21,081	225,515	(6,965)	549,922
Cash and due from banks	—	—	—	—	—	36,254	36,254
Other assets	—	—	—	—	—	29,622	29,622

Total assets	$302,441	$16,017	$12,708	$22,170	$252,938	$58,962	$665,236

Liabilities and shareholders’ equity:
Demand, noninterest-bearing	$7,295	$14,591	$4,832	$9,664	$77,313	$32,135	$145,830
Savings deposits	19,148	38,296	16,216	32,431	240,668	—	346,759
Time deposits	14,064	11,666	13,320	40,156	16,226	—	95,432
Other liabilities	—	—	—	—	—	8,644	8,644
Shareholders’ equity	589	1,179	1,768	3,536	42,432	19,067	68,571

Total liabilities and shareholders’ equity	$41,096	$65,732	$36,136	$85,787	$376,639	$59,846	$665,236

Gap	$261,345	($49,715)	($23,428)	($63,617)	($123,701)	($884)	—
Cumulative gap	$261,345	$211,630	$188,202	$124,585	$884	—	—
Cumulative earning assets as a ratio of interest bearing liabilities	736%	298%	232%	154%	100%	100%	—

Interest rate sensitivity is a function of the repricing of the Corporation’s assets and liabilities, over specified periods of time. These repricing characteristics include the volume of assets and liabilities being repriced, the timing of the repricing opportunities and the relative level of repricing. Changes in the level of interest rates do not necessarily affect all categories of assets and liabilities equally or simultaneously. Therefore, adjustable rate loans are included in the 0-30 day period, reflecting the susceptibility to immediate changes to interest rate movements, while fixed rate loans are included in the period in which they will actually be paid off, allowing the reinvesting of those funds at the then current rate of interest. Historically, deposit rates do not change in tandem with rates associated with earning assets. Therefore, interest bearing deposits are scheduled for repricing based on prior trends in interest rate changes related to interest bearing deposits.

In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management’s experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of June 30, 2004, based on the results from the simulation models, the amount of the Bank’s interest rate risk was within the acceptable range as established by the Bank’s asset/liability policy.

Management has estimated the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Corporation’s net income.

(dollars in thousands)

Change in Interest rates	June 30, 2004 Change in Net Income		June 30, 2003 Change in Net Income
	$	%	$	%
+200 basis points	4,169	38.60	2,323	19.43
+100 basis points	2,068	19.15	1,346	11.26
-100 basis points	(1,410)	(13.05)	(803)	(6.72)
-200 basis points	n/a	n/a	n/a	n/a

CAPITAL RESOURCES

Total consolidated shareholders equity of the Corporation was $68,571,000, or 10.3% of total assets, as of June 30, 2004, compared to total shareholders equity of $67,382,000, or 11.1% of total assets, as of December 31, 2003. As of June 30, 2003, shareholders’ equity was $62,669,000, or 10.7% of total assets. The following table presents the Corporation’s and Bank’s capital ratios and minimum capital requirements to be considered “Well Capitalized” by bank regulators as of June 30, 2004 and December 31, 2003:

	Ratio	Minimum Ratio to be Well Capitalized
June 30, 2004:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.32%	8%
Bank	11.04%	8%
Tier I Capital to Risk Weighted Assets
Consolidated	11.18%	4%
Bank	9.90%	4%
Leverage Ratio (Capital to Total Assets)
Consolidated	10.31%	4%
Bank	9.11%	4%

December 31, 2003:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	13.01%	8%
Bank	11.30%	8%
Tier I Capital to Risk Weighted Assets
Consolidated	11.84%	4%
Bank	10.12%	4%
Leverage Ratio (Capital to Total Assets)
Consolidated	11.14%	4%
Bank	9.51%	4%

Both the Corporation and the Bank exceed the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented. Effective October 1, 2003, the Corporation declared a two-for-one stock split. The per share dividend reflects this stock split. During the first six months of 2004, the Corporation declared its regular dividend of $0.20 per share, equal with $0.20 per share declared during the first six months of 2003.

During the first six months of 2004, the Corporation repurchased 108,600 shares of its common stock for $2,442,515 or an average purchase price of $22.49 per share.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

During the second quarter of 2004, the Corporation maintained, and continues to maintain, one stock repurchase program. The following table presents the repurchasing activity of this program during the second quarter of 2004:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Month # 4 April 1, 2004 – April 30, 2004	5,100	$22.90	5,100	164,494
Month # 5 May 1, 2004 – May 31, 2004	10,000	$21.32	10,000	154,494
Month # 6 June 1, 2004 – June 30, 2004	14,000	$21.44	14,000	140,494

Total	29,100	$21.65	29,100	140,494

Notes to this table:

(a)	On October 17, 2002 the Board of Directors of the Corporation authorized a new stock repurchase program, effective in January 2003.

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

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to Vote of Security Holders

The Corporation held its Annual Meeting of Shareholders on April 20, 2004.

1.	The shareholders elected the two (2) nominees as Class II directors to the board of directors for a four (4) year term:

Director	For	Withheld
B. Loyall Taylor	7,644,708	117,399
James J. Smart	7,614,001	148,106

The following directors continued in office after the Annual Meeting: Warren W. Deakens, Wendell F. Holland, Frederick C. Peters II, William Harral, III, Francis J. Leto, Nancy J. Vickers and Thomas A. Williams.

2.	The shareholders approved the Corporation’s 2004 Stock Option Plan:

For	Against	Abstention	Broker Non-Votes
4,608,217	730,413	96,894	2,326,583

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

b)  Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2004:

On April 21, 2004 the Corporation filed a Form 8-K reporting its earnings for the three months ended March 31, 2004.

On June 30, 2004 the Corporation filed a Form 8-K/A regarding the Corporation retaining KPMG LLP as its new independent accountants for the year 2004. PricewaterhouseCoopers LLP continued to serve as the Corporation’s independent accountants for the fiscal year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date:	August 6, 2004	By:	/s/ Frederick C. Peters II

Frederick C. Peters II
President & Chief Executive Officer

Date:	August 6, 2004	By:	/s/ Joseph W. Rebl

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