Form 10-Q
period 2004-09-30
BRYN MAWR BANK CORP
filed 2004-11-09
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2004

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

Yes ☒    No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2004
Common Stock, par value $1	8,596,208

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)

Unaudited

	Nine Months Ended September 30
	2004	2003
Interest income:
Interest and fees on loans	$22,187	$21,218
Interest on federal funds sold	106	81
Interest on interest bearing deposits with banks	14	25
Interest and dividends on investment securities:
US Government Agency securities	600	566
Obligations of states and political subdivisions	124	40
Dividend income	22	26

Total interest and dividend income	23,053	21,956
Interest expense on deposits	3,311	3,252
Interest expense on borrowings	10	9

Total interest expense	3,321	3,261

Net interest income	19,732	18,695
Loan loss provision	562	667

Net interest income after loan loss provision	19,170	18,028

Non-interest Income
Fees for Trust services	7,626	7,072
Service charges on deposits	1,398	1,440
Other service charges, commissions and fees	1,467	1,867
Net gain on sale of loans	2,567	9,699
Net gain on sale mortgage servicing rights	1,146	—
Other operating income	1,469	1,695

Total non-interest income	15,673	21,773

Non-interest expenses:
Salaries and wages	11,310	12,260
Employee benefits	3,276	3,368
Occupancy and bank premises	1,622	1,506
Furniture, fixtures, and equipment	1,310	1,342
Amortization of mortgage servicing rights	646	2,576
Other operating expenses	5,646	5,716

Total non-interest expenses	23,810	26,768

Income from continuing operations before income taxes	11,033	13,033
Applicable income taxes	3,775	4,502

Income from continuing operations	7,258	8,531
(Loss) income from discontinued operations	—	(1,970)

Net Income	$7,258	$6,561

Basic earnings per common share***
Income from continuing operations	$0.84	$0.99
(Loss) income from discontinued operations	$—	($0.23)

Total earning per common share	$0.84	$0.76
Diluted earnings per common share***
Income from continuing operations	$0.83	$0.97
(Loss) income from discontinued operations	$—	($0.22)

Total earning per common share	$0.83	$0.75
Dividends declared per share***	$0.30	$0.30
Weighted-average shares outstanding	8,614,631	8,654,032
Dilutive potential common shares	176,834	139,776

Adjusted weighted-average shares	8,791,465	8,793,808

The accompanying notes are an integral part of the consolidated financial statements.

*	Except for share and per share data.

***	Restated for 2 for 1 stock split effective October 1, 2003

Form 10-Q

FINANCIAL STATEMENTS

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)

Unaudited

	Three Months Ended September 30
	2004	2003
Interest income:
Interest and fees on loans	$7,641	$7,195
Interest on federal funds sold	73	24
Interest on interest bearing deposits with banks	6	3
Interest and dividends on investment securities:
US Government Agency Securities	204	161
Obligations of states and political subdivisions	41	30
Dividend income	4	2

Total interest and dividend income	7,969	7,415
Interest expense on deposits	1,155	1,066

Total interest expense	1,155	1,066

Net interest income	6,814	6,349
Loan loss provision	187	167

Net interest income after loan loss provision	6,627	6,182

Non-interest Income
Fees for Trust services	2,428	2,411
Service charges on deposits	444	480
Other service charges, commissions and fees	237	635
Net gain on sale of loans	494	2,711
Other operating income	657	747

Total non-interest income	4,260	6,984

Non-interest expenses:
Salaries and wages	3,635	4,360
Employee benefits	1,069	1,113
Occupancy and bank premises	531	494
Furniture, fixtures, and equipment	427	430
Amortization of mortgage servicing rights	152	497
Other operating expenses	1,914	1,845

Total non interest expenses	7,728	8,739

Income from continuing operations before income taxes	3,159	4,427
Applicable income taxes	1,050	1,494

Income from continuing operations	2,109	2,933
Income from discontinued operations, net of taxes	—	150

Net Income	$2,109	$3,083

Basic earnings per common share***
Income from continuing operations	$0.25	$0.34
Income from discontinued operations	$—	$0.02

Total earning per common share	$0.25	$0.36
Diluted earnings per common share***
Income from continuing operations	$0.24	$0.33
Income from discontinued operations	$—	$0.02

Total earning per common share	$0.24	$0.35
Dividends declared per share***	$0.10	$0.10
Weighted-average shares outstanding	8,595,229	8,646,352
Dilutive potential common shares	161,383	177,656

Adjusted weighted-average shares	8,756,612	8,824,008

The accompanying notes are an integral part of the consolidated financial statements.

*	Except for share and per share data.

***	Restated for 2 for 1 stock split effective October 1, 2003

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	September 30, 2004	December 31, 2003*	September 30, 2003
	(Unaudited)		(Unaudited)*
Assets
Cash and due from banks	$38,400	$32,471	$33,525
Interest bearing deposits with banks	393	10,524	504
Federal funds sold	14,820	3,300	—
Investment securities available for sale, at market (amortized cost of $33,668, $31,411 and $24,972 as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively)	33,562	31,397	24,987
Loans:
Consumer	10,145	18,580	20,443
Commercial	185,200	178,381	187,215
Real estate	349,679	302,426	281,386
Loans held for sale, at fair market value	6,387	3,691	8,183

Total loans	551,411	503,078	497,227
Less: Allowance for loan losses	(6,860)	(6,670)	(6,615)
Net deferred loan fees	(572)	(662)	(622)

Net loans	543,979	495,746	489,990

Premises and equipment, net	13,743	13,756	12,739
Accrued interest receivable	2,472	2,274	2,263
Deferred federal income taxes	—	—	1,539
Mortgage servicing rights	3,293	4,391	4,263
Other assets	10,074	10,989	7,181

Total assets	$660,736	$604,848	$576,991

Liabilities
Deposits:
Demand, noninterest-bearing	$144,659	$144,579	$135,279
Savings	328,189	285,369	262,636
Time	109,137	97,191	95,350

Total deposits	581,985	527,139	493,265

Borrowed funds	—	—	8,000
Accrued interest payable	2,608	2,328	2,042
Other liabilities	6,071	7,999	8,417

Total liabilities	590,664	537,466	511,724

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,170,232, 11,135,232 and 11,127,632 shares as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively and outstanding of 8,595,608, 8,670,974 and 8,663,374 shares as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively	11,170	11,135	11,128
Paid-in capital in excess of par value	7,074	6,487	6,357
Accumulated other comprehensive (loss) income net of taxes	(186)	(126)	(176)
Retained earnings	73,951	69,280	67,352

	92,009	86,776	84,661
Less: Common stock in treasury at cost – 2,574,624, 2,464,258 and 2,464,258 shares as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively	(21,937)	(19,394)	(19,394)

Total shareholders’ equity	70,072	67,382	65,267

Total liabilities and shareholders’ equity	$660,736	$604,848	$576,991

The accompanying notes are an integral part of the consolidated financial statements.

*	Reclassified for comparative purposes.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

Unaudited

	Nine Months Ended September 30
	2004	2003*
Operating activities:
Net Income from continuing operations	$7,258	$8,531
Adjustments to reconcile net income from continuing operations to net cash (used) provided by operating activities:
Provision for loan losses	562	667
Provision for depreciation and amortization	1,029	1,039
Loans originated for resale	(121,537)	(570,110)
Proceeds from loans sold	125,074	581,442
Gain on sale of loans	(2,567)	(9,699)
Gain on sale of MSRs	(1,146)	—
Provision for deferred income taxes (benefit)	(737)	(649)
Change in tax receivable	800	—
Change in accrued interest receivable	(198)	(145)
Change in accrued interest payable	280	603
Changes in mortgage servicing rights	1,098	(307)
Changes in other assets and other liabilities	(1,084)	(1,869)

Net cash provided by operating activities	8,832	9,503

Investing activities:
Purchases of investment securities	(15,426)	(21,002)
Proceeds from maturity and calls of fixed income securities	13,197	17,934
Loan originations, net	(48,618)	(29,650)
Purchases of premises and equipment	(974)	(1,588)

Net cash used by investing activities	(51,821)	(34,306)

Financing activities:
Net increase in demand and savings deposits	42,900	10,165
Net increase (decrease) in time deposits	11,946	(519)
Dividends paid	(2,587)	(2,598)
Repayment of mortgage debt	—	(513)
Purchases of treasury stock	(2,574)	(1,826)
Proceeds from issuance of common stock	622	576
Net decrease in borrowed funds	—	(12,000)

Net cash provided (used) by financing activities	50,307	(6,715)
Net cash provided (used) by continued operations	7,318	(31,518)
Net cash (used) by discontinued operations	—	(254)

Increase (decrease) in cash and cash equivalents	7,318	(31,772)
Cash and cash equivalents at beginning of period	46,295	65,801

Cash and cash equivalents at end of period	$53,613	$34,029

Supplemental cash flow information:
Income taxes paid	$5,290	$5,445
Interest paid	$3,042	$2,665

The accompanying notes are an integral part of the consolidated financial statements.

*	Reclassified for comparative purposes.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net Income	$2,109	$3,083	$7,258	$6,561
Other comprehensive income:
Unrealized holding gain (losses) on available-for-sale securities	406	(134)	(92)	(331)
Deferred income tax expense (benefit) on unrealized holding losses on available for sale securities	(142)	46	32	114

Comprehensive income	$2,373	$2,995	$7,198	$6,344

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 AND 2003

(Unaudited)

1.	Unaudited Interim Results:

The consolidated statements of income of Bryn Mawr Bank Corporation (the “Corporation”) for the three and nine month periods ended September 30, 2004 and 2003, the consolidated balance sheets as of September 30, 2004 and 2003, the related consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003, and the related consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2004 and 2003 are all unaudited.

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

Reference is made to Note #13, Stock Option Plan (the “Plan”), in the Notes to Consolidated Financial Statements in the Corporation’s 2003 Annual Report incorporated in the 2003 Form 10-K (Exhibit #13). Shares under option under the Plan had a dilutive impact on net income per share for the three-month period and the nine month period ended September 30, 2004.

3.	Summary of Significant Accounting Policies:

The significant accounting policies are as follows:

Cash and cash equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with banks and federal funds sold.

Form 10-Q

Investment Securities:

Management categorized all of its investment securities as available for sale as part of its asset/liability management strategy since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred tax effect, being added to or deducted from the Corporation’s total shareholders’ equity on the balance sheet. As of September 30, 2004, shareholders’ equity decreased by $69,000 due to unrealized losses (net of $37,000 in deferred income tax benefit) of $106,000 in the investment securities portfolio. As of December 31, 2003, shareholders’ equity decreased by $9,000 due to unrealized losses (net of $5,000 in deferred income tax benefit) of $14,000 in the investment securities portfolio.

Mortgage Servicing Rights:

Mortgage servicing rights (“MSRs”) are recorded when residential mortgage loans are sold with servicing retained by The Bryn Mawr Trust Company (the “Bank”). A quarterly independent valuation of MSRs is completed to determine (1) the market value of the MSR portfolio at that quarter end and (2) the projected cash flows from the MSR portfolio for the subsequent quarter (the “MSR Valuation”). The subsequent cash flow projection, which takes into consideration a number of factors, including the projected pre-payment of the respective mortgage loans, is the basis for the amortization of the MSRs in the subsequent quarter. The amount of quarterly amortization is determined each quarter from the results of the quarterly MSR Valuation and any changes to the amount of amortization are made on a quarterly basis. When mortgage loans are paid off, any unamortized balances of the respective MSRs are written off against current Bank net income. Should any impairment of the MSRs be determined by the quarterly MSR Valuation, the balance of the MSRs would be written down by the amount of the impairment, which is charged against current income.

Loan Loss Provision:

The loan loss provision charged to operating expenses is driven by a systematic formula and those factors which, in management’s judgment, deserve current recognition in estimating loan losses including the continuing evaluation of the loan portfolio and the Bank’s past loan loss experience. The allowance for loan losses is an amount that Bank management believes will be adequate to absorb losses inherent in existing loan portfolio. In addition, the Bank’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance for loan losses.

Form 10-Q

Pension and Other Post Retirement Benefits:

The Corporation sponsors two pension plans and a post retirement benefit plan for certain employees.

The following table provides a reconciliation of the components of the net periodic benefits cost for the nine months ended September 30, 2004 and 2003:

	Nine months ended September 30, 2004
	Pension Benefits		Post Retirement Benefits
	($000 omitted)
	2004	2003	2004	2003
Service cost	$850	$692	$16	$12
Interest cost	1,180	1,091	141	113
Expected return on plan assets	(1,452)	(1,119)	—	—
Amortization of transition obligation	—	—	19	20
Amortization of prior service costs	97	136	—	—
Amortization of net loss	214	214	139	81

Net periodic benefit cost	$889	$1,014	$315	$226

	Three months ended September 30, 2004
	Pension Benefits		Post Retirement Benefits
	($000 omitted)
	2004	2003	2004	2003
Service cost	$283	$231	$5	$4
Interest cost	393	364	47	38
Expected return on plan assets	(484)	(373)	—	—
Amortization of transition obligation	—	—	7	6
Amortization of prior service costs	32	45	—	—
Amortization of net loss	71	71	46	27

Net periodic benefit cost	$295	$338	$105	$75

Employer contributions

The Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it did not expect to contribute to its pension plan in 2004. As of September 30, 2004, no contributions have been made. However, the Corporation now does anticipate making a contribution to its pension plan in 2004 of $2,678,299.

Form 10-Q

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

	For the nine Months ended September 30:		For the three Months ended September 30:
	2004*	2003*	2004*	2003*
Net income – as reported	$7,258	$6,561	$2,109	$3,083
Proforma stock based compensation cost, net of related taxes	270	197	91	80

Net income – proforma	$6,988	$6,364	$2,018	$3,003
Basic earnings per share – as reported	$0.84	$0.76	$0.25	$0.36
Diluted earnings per share – as reported	$0.83	$0.75	$0.24	$0.35
Basic earnings per share – proforma	$0.81	$0.73	$0.23	$0.35
Diluted earnings per share – proforma	$0.79	$0.72	$0.23	$0.34

*	($000 omitted) except for per share data

Trust income:

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

Form 10-Q

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

As a part of the acquisition of Joseph W. Roskos & Co. (“JWR&Co.”) in 1999, the Corporation recorded goodwill of $3,300,000. In compliance with SFAS No. 142, the amortization of the balance of goodwill as of December 31, 2001 of $2,805,000 was discontinued. During the fourth quarter of 2002 an additional $400,000 of impairment loss was booked reducing the balance of goodwill to $2,405,000. During 2003, Corporation management determined that JWR&Co. was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family business office services through JWR&Co. Therefore, on August 1, 2003 effective as of June 30, 2003 the Corporation sold substantially all of the assets of JWR&Co. to Private Family Office, Inc. (the “Asset Sale”). There was no income or loss from discontinued operations reported for the first nine months of 2004. The loss from discontinued operations reported for the first nine months of 2003 was $1,970,000. The balance of goodwill was written-off as a result of the Asset Sale. There was no goodwill recorded on the Corporation’s books as of September 30, 2004.

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

In December 2003, the AICPA’s Accounting Standards Executive Committee (AcSEC) issued Statement of Position (“SOP”)03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is effective for loans acquired in the fiscal year beginning after December 15, 2004, with early adoption encouraged. A transition provision applies for certain aspects of loans currently within the scope of “Practice Bulletin 6”, Amortization of Discounts on Certain Acquired Loans. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental

Form 10-Q

entities, including not for profit organizations. SOP 03-3 does not apply to loans originated by the entity. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Corporation has not yet determined the impact of the SOP on its consolidated earnings, financial condition, or equity.

5.	Loans:

The Bank recognizes interest income on loans performing satisfactorily on the accrual method of accounting. Non-performing loans are loans on which scheduled principal and/or interest is past due 90 days or more or loans less than 90 days past due, which are deemed to be problem loans by Bank management. All non-performing loans, except consumer loans, which may be considered for charge-off when greater than 90 days past due, are placed on nonaccrual status, and any outstanding interest receivable at the time the loan is deemed non-performing is deducted from interest income. Smaller balance, homogeneous loans, exclusively consumer loans, when included in non-performing loans, for practical consideration, are not put on a nonaccrual status nor is the current accrued interest receivable reversed from income. The charge-off policy for all loans, including non-performing and impaired loans, considers such factors as the type and size of the loan, the quality of the collateral, and historical credit worthiness of the borrower in management’s assessment of the collectiblity of such loans.

As a part of its internal loan review process, management, when considering classifying a loan as an impaired loan, considers the ability of the borrower to continue to meet the original contractual terms of a loan. A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments that is a temporary delay in the payment process of a loan. Under these circumstances the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of the delay.

When a borrower is deemed to be unable to meet the original terms of a loan, a loan may be considered impaired or could be restructured. While all impaired loans are not necessarily considered non-performing loans, if a loan is delinquent for 90 days or more, it is considered both a non-performing and an impaired loan. All of the Bank’s impaired loans, which amounted to $1,373,000, $371,000 and $165,000 at September 30, 2004, December 31, 2003 and September 30, 2003, respectively, were placed on non-accrual status when they were delinquent for greater than 90 days, and any outstanding accrued interest receivable on such loans, except for consumer loans, at the time they were placed on non-accrual status, was reversed from income.

Impaired loans are required to be measured based upon the present value of expected future cash flows, discounted at the loan’s initial effective interest rate or at the loan’s market price or fair value of the

Form 10-Q

collateral, if the loan is collateral dependent. As of September 30, 2004, December 31, 2003 and September 30, 2003, no loans were measured using the present value of expected future cash flows or the loan’s market price because all impaired loans were collateral dependent at these respective dates. Impaired loans measured by the value of the loan’s collateral amounted to $1,373,000, $371,000, and $91,000, as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively. As of September 30, 2004, four of the impaired loans totaling $1,004,000 and measured by the value of the loans collateral have a shortfall in the collateral values. The shortfall in the collateral value compared to the loan value totaled $147,449. There has been a $209,000 allocation of the loan loss allowance specifically for the identified loans.

If the loan valuation is less than the recorded value of the loan, an impairment reserve may be established for the difference. As of September 30, 2004, December 31, 2003 and September 30, 2003, there were no impaired loans for which it was necessary to establish an impairment reserve. Impaired loans for which a $209,000 loan loss allowance was allocated amounted to $1,004,000, at September 30, 2004. The impaired loans for which no loan loss allowance was allocated amounted to $371,000 at December 31, 2003 and $165,000 at September 30, 2003. Average impaired loans for the nine month period ended September 30, 2004, year ended December 31, 2003 and September 30, 2003 amounted to $598,048, $170,000 and $97,000, respectively.

When a loan is put on a nonaccrual status, any loan payment subsequently collected is credited to reduce the outstanding principal balance. Therefore, no interest income was reported on nonaccrual loans during either nine month period ended September 30, 2004 or 2003. Loans may be removed from nonaccrual status and returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance by the borrower, with a minimum repayment of at least three months, in accordance with the contractual terms of interest and principal. Subsequent income recognition would be recorded under the existing terms of the loan. Based on the above criteria, one nonaccrual loan totaling $60,000 was removed from nonaccrual status, during the first nine months of 2004 and two loans totaling $28,000 were removed from non-accrual status for the first nine months of 2003.

Form 10-Q

6.	Allowance for Loan Losses:

The summary of changes in the allowance is as follows:

	Nine months-ended September 30,		Year ended December 31,
	2004	2003	2003
	($000 omitted)
Balance, beginning of period	$6,670	$6,114	$6,114
Charge-offs:
Consumer	(42)	(81)	(102)
Commercial and industrial	(167)	(112)	(112)
Real estate	(193)	—	(13)

Total charge-offs	(402)	(193)	(227)

Recoveries:
Consumer	29	26	32
Commercial and industrial	1	—	—
Real estate	—	1	1

Total recoveries	30	27	33

Net (charge-offs) / recoveries	(372)	(166)	(194)
Provision for loan losses	562	667	750

Balance, end of period	$6,860	$6,615	$6,670

7.	Segment Information:

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

Form 10-Q

The Mortgage Banking segment is responsible for the origination of residential mortgage loans, as well as the sale and servicing of all or a portion of these residential mortgage loans to the secondary mortgage loan market. All related revenues are included in this segment, as well as income and expense associated with the mortgage servicing rights related to the servicing of sold residential mortgage loans. Revenue and expenses for Bryn Mawr Settlement Services, Inc. are included in this business segment.

The “All Other” segment includes revenues and expenses for Insurance Counsellors of Bryn Mawr, Inc., Bryn Mawr Bank Corporation and, for 2003, Bryn Mawr Finance, Inc.

Form 10-Q

7.	Segment Information:

The Corporation’s principal operating segments are structured around the financial services provided to its customers. The Banking segment gathers deposits and makes funds available for loans to its customers. The Bank’s Wealth Management’s segment provides both corporate and individual investment management and trust products and services. The Bank’s Mortgage Banking segment originates and sells residential mortgage loans to the secondary mortgage market and includes Bryn Mawr Settlement Services. Bryn Mawr Bank Corporation and all other subsidiaries are aggregated under the “All Other” heading.

Segment information for the nine months ended September 30, 2004 and 2003 for continuing operations is as follows:

(Dollars in thousands)

	2004					2003****
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$19,666	$—	$—	$65	$19,731	$18,659	$—	$—	$36	$18,695
Less Loan loss provision	562	—	—	—	562	667	—	—	—	667

Net interest income after loan loss provision	19,104	—	—	65	19,169	17,992	—	—	36	18,028
Intersegment interest (revenues) expenses*	—	—	—	—	—	7	—	—	(7)	—

Net interest income after loan loss provision and eliminations	19,104	—	—	65	19,169	17,999	—	—	29	18,028
Other income:
Fees for investment management and trust services	—	7,626	—	—	7,626	—	7,072	—	—	7,072
Other income***	2,746	—	5,090	211	8,047	2,743	—	11,827	131	14,701

Total other income	2,746	7,626	5,090	211	15,673	2,743	7,072	11,827	131	21,773
Other expenses:
Salaries and benefits	9,650	3,670	1,064	201	14,585	9,813	3,529	2,012	275	15,629
Occupancy	2,411	426	185	(90)	2,932	2,265	464	193	(74)	2,848
Mortgage Servicing Rights amortization	—	—	646	—	646	—	—	2,576	—	2,576
Other operating expense***	3,685	812	892	257	5,646	3,264	712	1,653	87	5,716

Total other expense	15,746	4,908	2,787	368	23,809	15,342	4,705	6,434	288	26,769

Segment profit (loss) from operations	6,104	2,718	2,303	(92)	11,033	5,400	2,367	5,393	(128)	13,032
Intersegment (revenues) expenses **	133	135	—	(268)	—	79	135	—	(214)	—

Segment profit (loss) from continuing operations after eliminations										0
eliminations	$6,237	$2,853	$2,303	($360)	$11,033	$5,479	$2,502	$5,393	($342)	$13,032

% of segment profit (loss)	56%	26%	21%	(3%)	100%	42%	19%	41%	(3%)	100%

*-	Bryn Mawr Finance, Inc. provided intercompany financing to The Bryn Mawr Trust Company and other subsidiaries of the Corporation in 2003. Intersegment interest revenues and expenses consisted of interest payments made by The Bryn Mawr Trust Company to various Corporation subsidiaries.

**-	Intersegment revenues consist of rental payments to Bryn Mawr Bank Corporation from its subsidiaries, and insurance commissions paid by the Bank to Insurance Counsellors of Bryn Mawr, Inc. Intersegment expenses consist of a $3,750 management fee, paid by Bryn Mawr Bank Corporation to the Bank.

***-	Included in the Mortgage Banking segment other income for the first nine months of 2004 is a net gain on the sale of Mortgage servicing rights of $1,146,000. For the first nine months of 2004, other operating expenses of the Mortgage Banking segment includes $188,000 of expense related to this sale of mortgage servicing rights. No such sale of mortgage servicing rights occurred in the first nine months of 2003.

****-	Reclassified for comparative purposes.

Form 10-Q

Item 2.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated results of operations of Bryn Mawr Bank Corporation and its subsidiaries (the “Corporation”) for the three and nine months ended September 30, 2004 and 2003, as well as the financial condition of the Corporation as of September 30, 2004, December 31, 2003 and September 30, 2003. The Bryn Mawr Trust Company (the “Bank”) and Joseph W. Roskos & Co., Inc. (“JWR&Co.”) are wholly-owned subsidiaries of the Corporation, Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”) and Bryn Mawr Settlement Services, Inc (“BMSS”) are wholly-owned subsidiaries of the Bank and Bryn Mawr Finance, Inc (“BMF”) is a wholly-owned subsidiary of JWR&Co.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statement due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

Form 10-Q

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, the origination and sale of residential mortgage loans, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	any extraordinary events (such as the September 11, 2001 events, the war on terrorism and the U.S. Government’s response to those events);

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time, and success in the generation of revenue from its new full service branches in Newtown Square and Exton PA;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans and when appropriate to sell mortgage servicing rights;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes and compliance with Section 404 of the Sarbanes Oxley Act being more difficult or expensive than anticipated; and

Form 10-Q

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

EXECUTIVE OVERVIEW

The Corporation derives the vast majority of its income from its primary subsidiary, the Bank. The Bank is a state chartered member bank of the Federal Reserve System and was chartered in 1889. Located in an affluent western suburb of Philadelphia, PA, the Bank has continued to provide commercial banking and trust fiduciary services to its customer base. In 1986, the Corporation was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Corporation’s profitability is primarily derived from a number of segments or lines of business within the Bank. The traditional segment includes the generation of net interest income from the gathering of deposits and funding of commercial, real estate and consumer loans, as well as the ability to purchase investments. Due primarily to the structure of its deposit base, providing a source of low cost funding, the Bank was able to maintain a net interest margin, at 4.42% for the first nine months of 2004.

In addition to its traditional banking activities of deposit gathering and lending, the Bank’s Wealth Management segment provides a stream of revenue, primarily related to its ability to grow its assets under management, which amounted to $1,780,000,000 as of September 30, 2004. In addition to the assets stated above the Bank acts as an investment advisor on $49,000,000 of assets for Community Banks located in Harrisburg PA.

In prior years, the Bank mortgage banking segment had grown. This growth was due to the increased demand for mortgages and the mortgage banking segment’s ability to meet the demands of its customers to originate and sell mortgages to the residential mortgage market. This demand slowed beginning in the fourth quarter 2003 through the third quarter of 2004. While the mortgage banking segment had expanded its volume of residential loan origination and sale activity in prior years, recent volume trends indicate that the demand for mortgages is likely to remain at a reduced level in future periods with a consequent reduction in the Bank’s mortgage loan originations and sales.

In an effort to enhance residential mortgage originations and sale volumes related to home purchases, the Bank entered into a marketing agreement with Keller Williams Main Line Realty, (“K/W”) a real estate agency which recently established an office in Bryn Mawr. Under the terms of the marketing agreement, in return for a fixed monthly fee to be paid by

Form 10-Q

the Bank, K/W will assist the Bank in marketing the Bank’s mortgage products to K/W clients. It is the intention of both the Bank and K/W to cancel the marketing agreement and establish a limited liability company (the “LLC”), which will be a licensed mortgage broker, during the first quarter of 2005, whereby the profits of the LLC will be divided between the Bank and K/W. The LLC will be owned jointly by K/W and a newly formed subsidiary of the Bank.

Also, the Bank participates in a partnership with a title insurance agency, generating revenues from title insurance services being sold to borrowers associated with the mortgage banking segment.

In addition to these three business segments, the Bank presently offers through ICBM insurance products which include commercial, personal lines, life and benefits insurance products.

Both the Corporation’s and Bank’s capital levels remain above those capital levels necessary to be considered “Well Capitalized” by their respective regulators. “Well Capitalized” is the highest rating available from the regulators. The Corporation’s annualized return on equity was 14.31% and its annualized return on assets was 1.52% as of September 30, 2004. The Uniform Bank Performance Report Peer Group Data as of June 30, 2004 for Banks with assets between $300 million and $1 billion had an annualized return on equity of 13.20% and an annualized return on assets of 1.20%.

The $2,000,000 decrease in earnings from continuing operations before income taxes for the first nine months of 2004 over the same period in 2003 is due primarily to a slowing down of the residential mortgage refinancing activity, as well as expenses associated with the implementation of the requirements of Section 404 of the Sarbanes Oxley Act (“SOX”). The gains on the sale of residential mortgage loans declined $7,132,000 and the related title insurance income from BMSS declined $319,000. Partially offsetting the decline in income, due to the reduction in mortgage loan sale activity was a decrease of $1,930,000 in the amortization of mortgage servicing rights (“MSR”s). During the first quarter of 2004, the Bank sold MSRs, generating a net gain, after the accelerated amortization of the sold MSRs, of $1,146,000. No such sales or gains were reported for the first nine months of 2003 or for the second and third quarters of 2004. In order to become compliant with SOX, the Corporation has incurred an expense of $161,000 for consulting and accounting fees for the first nine months of 2004. No such fees were incurred in 2003.

Also partially offsetting the decline in gains on loan sales, due primarily to strong growth in the Corporation’s earning assets, was an increase in net interest income of $1,037,000 for the first nine months of 2004 compared to the same period in 2003. The Corporation’s balance sheet is asset interest rate sensitive, meaning that an increase in interest rates should cause an increase in the net interest margin and related net interest income. Recent prime rate increases have, and should continue to have, a positive effect on net interest income.

Form 10-Q

The fees for trust services also increased for the first nine months of 2004 compared to the same period in 2003 by $554,000 or 8%. Reductions in both the corporate-wide incentive salaries and overtime associated with a decrease in the mortgage banking activity discussed previously were primarily responsible for the decrease in salary and wages of $950,000 or 8% for the first nine months of 2004 compared to the same period in 2003. In addition there was a reduction in the provision for loan loss of $105,000 and decreases in operating expense related to the reduced residential mortgage activity.

The ability to originate and sell residential mortgage loans and originate MSRs, including refinancing existing loan balances from higher to lower interest rates during a decreasing interest rate environment, provides a counter-cyclical source of additional non-interest revenue, offsetting a declining net interest margin, the result of the Corporation’s balance sheet being asset rate sensitive in a decreasing interest rate environment. In future periods, if interest rates continue to rise, the Corporation could benefit from its asset rate sensitivity, increasing its net interest margins, while decreasing its revenues from residential mortgage refinancing. However, in a rising interest rate environment, the possibility exists that the decrease in revenues from the sale of residential mortgage loans will be greater than the increase in net interest income caused by the rise in the rates of interest, thereby having a negative impact on the Corporation’s net income.

Beginning in the fourth quarter of 2003 and carrying through the first nine months of 2004, the trend in origination and refinancing residential mortgage loan activity slowed from the volumes generated during the first three quarters of 2003. This decrease in residential mortgage loan originations and refinances, prior to market interest rates moving upward, has had a detrimental impact on the Corporation’s income from operations, due to a decrease in revenues from this counter-cyclical activity, without a sufficient corresponding increase in the Corporation’s net interest income or net interest margin. In an effort to mitigate the detrimental effect of this slowing in residential mortgage loan refinancings and to lower the amount of interest rate risk associated with the valuation of an expanded MSR portfolio, the Bank sold MSRs in the first quarter of 2004. The net change in the MSR balances was $1,098,000 reducing the balance to $3,293,000 at September 30, 2004 from $4,391,000 at December 31, 2003. The slowing of residential mortgage loan originations and refinancings through 2004, without a significant increase in overall interest rates and the associated reduction in loan sale gains, compared to similar periods in 2003, has been and may continue to be detrimental to the results of continuing operations for the Corporation in 2004.

Form 10-Q

CRITICAL ACCOUNTING POLICIES

The Corporation considers the allowance for loan losses, mortgage servicing rights and discontinued operations as critical accounting policies.

Allowance for Loan Losses

One of the Corporation’s most critical accounting policies is the allowance for loan loss. The Corporation considers that the determination of the allowance for loan losses requires a higher degree of judgment than other critical policies. The allowance for loan loss represents management’s estimate of the losses that are probable. The allowance is consistently monitored to determine its adequacy. Ongoing review of credit standards, the level of delinquencies on loan products and loan segments, and the current state of the economy are included in this review. In addition to the current state of the economy, the economic uncertainty brought about by international concerns such as the war on terrorism and acts of terrorism and the strength of the Bank’s loan portfolio are all primary factors that determine the level of the provision for loan loss. Bank management has continued to provide for its reserve, but at a decreased amount, compared to the first nine months of 2003 based on the most current analysis of the allowance for loan losses. This analysis included the status of the current loan portfolio and the general uncertainty of the economic conditions. The status of the current loan portfolio included the continued growth in the real estate and commercial mortgage portfolios, the strength of the Bank’s loan portfolio, with non-performing loans at 24 basis points of total loans at September 30, 2004, as well as a market experiencing significant growth in recent years.

The provision for loan loss that was based on the Bank’s adequacy analysis was $562,000 for the first nine months of 2004, a 16% decrease from a $667,000 provision for the same period in 2003. The provision for loan losses represents management’s determination of the amount necessary to be charged to current operating earnings to adjust the allowance for loan losses to a level that represents, based on management’s analysis of the status of the allowance for loan losses, compared to a number of factors associated with the current loan portfolio, management’s best estimate of the known and inherent losses in the current loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio, as well as other factors. Included in the factors assessed in determining the adequacy of the loan loss reserve are the percentages of historical charge-offs of specific loan categories in recent years. Actual charge-offs may differ from these percentages of historical charge-offs, as well as management’s estimates, necessitating an adjustment to the loan loss reserve by potentially increasing or lowering future loan loss provisions. While net loan charge-offs of $372,000 for the first nine months of 2004 have increased 125% from net loan charge-offs of $165,000 for the first nine months of 2003, management believes that the adequacy analysis of the allowance for loan losses provides sufficient reserves to cover both the increase in the charge-offs, as well as the remaining inherent losses in the loan portfolio.

Form 10-Q

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

Form 10-Q

The following summarizes the Corporation’s activity related to MSRs for the nine months ended September 30, 2004 and 2003:

(In thousands)

	2004	2003
Balance, January 1	$4,391	$5,146
Additions	947	1,692
Amortization	(646)	(2,575)
Impairment	—	—
Sales	(1,399)	—

Balance, September 30	$3,293	$4,263

Fair Value	$4,335	$6,182

There has been no impairment of MSRs nor change in the valuation allowance of MSRs for the nine months ended September 30, 2004. An impairment of $350,000, due to changes in market rates, was reported during the second quarter of 2003. This impairment was recovered in the third quarter 2003. No impairment existed in the MSR portfolio as of September 30, 2003, due to the change in Market value of MSR of the stratas.

At September 30, 2004, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

September 30, 2004

Fair value amount of MSRs	$4,335
Weighted average life (in years)	3.8
Prepayment speeds (constant Prepayment rate) (1):	19.62%
Impact on fair value:
10% adverse change	(303)
20% adverse change	(577)
Discount rate:	10.05%
Impact on fair value:
10% adverse change	(138)
20% adverse change	(267)

(1)	represents the weighted average prepayment rate for the life of the MSR asset.

Form 10-Q

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

DISCONTINUED OPERATIONS

On August 1, 2003, effective June 30, 2003, JWR&Co. sold substantially all of its assets, consisting of client accounts receivable and advances, fixed assets and prepaid expenses to Private Family Office, Inc. The Asset Sale price was $2,350,000. JWR&Co. received $400,000 in cash and three notes from Private Family Office, Inc., aggregating $1,950,000. As of September 30, 2004, the aggregate balance of the three notes amounted to $1,302,000. The notes were for the accounts receivable, the fixed assets, prepaid expenses and for the goodwill which represented the value of the associated intangible assets of JWR&Co. The intangibles included the value of the client list which was sold in the transaction. The note associated with the accounts receivable and client advances was due to be paid down from the proceeds of collected accounts receivable, with a maximum term of 6 months. This note, with a balance of $73,000, was extended to November 1, 2004. The note associated with the fixed assets and prepaid expenses is for a 5-year term. The goodwill note has an amortization schedule of 15 years with a 10-year balloon payment. All three notes bear interest at a rate of 6%, with the goodwill note resetting after 7 years. There are no prepayment penalties on the notes. Private Family Office, Inc. is renting certain fixed assets and office space from the Bank.

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

Form 10-Q

Following is a table outlining (1) the amounts of revenue, expenses and after-tax losses reported in the results from discontinued operations and (2) the non-recurring transactions impact, that are a result of the Asset Sale:

	($000) omitted For the Nine Months Ended
	2004*	2003
Revenues of JWR&Co.	—	$773
Expenses of JWR&Co.	—	1,173

Pre-tax (loss) income	—	(400)
Applicable income tax (Benefit)	—	(136)

(Loss) Income	—	(264)
Non-recurring transactions
Write-down of Goodwill	—	(1,005)
Accounts Receivable charge-off	—	(142)
Taxes	—	(320)
Other	—	(239)

Total of non-recurring	—	(1,706)

(Loss) Income from Discontinued operations	$—	$(1,970)

*	- There is no income (loss) from discontinued operations reported for the first nine months of 2004.

Reflecting the results of the $1,970,000 loss from discontinued operations for the first nine months of 2003, the Corporation reported net income of $7,258,000 for the nine months ended September 30, 2004, an 11% increase from $6,561,000 reported for the same period in 2003. Basic earnings per common share on net income amounted to $.84, an 11% increase from $.76 reported for the first nine months of 2003. Diluted earnings per common share on net income increased 11% to $.83 for the nine months ended September 30, 2004 compared to $.75 for the same period in 2003. All share and per share data have been reclassified to reflect the effect of a two-for-one stock split, effective October 1, 2003.

There was no income or loss from discontinued operations for the first nine months of 2004. The basic loss per common share from discontinued operations amounted to ($.23) for the first nine months of 2003. The diluted loss per common share amounted to ($.22) for the first nine months of 2003.

For the three month period ending September 30, 2004, net income was $2,109,000, a 32% decrease from $3,083,000 reported for the third quarter of 2003. Earnings per common share on net income amounted to $.25, a 31% decrease from $.36 reported for the third quarter of 2003. Diluted earnings per common share on net income decreased 31% to $.24 for the three months ended September 30, 2004 compared to $.35 for the same period in 2003.

Form 10-Q

RESULTS OF CONTINUING OPERATIONS

The results of continuing operations will be discussed exclusive of the results from discontinued operations. The Corporation reported income from continuing operations of $7,258,000 for the nine months ended September 30, 2004, a 15% decrease from the $8,531,000 reported for the same period in 2003. Basic earnings per common share from continuing operations amounted to $.84, a 15% decrease from the $.99 reported for the first nine months of 2003. Diluted earnings per common share from continuing operations decreased 14% to $.83 for the nine months ended September 30, 2004 compared to $.97 for the same period in 2003.

As discussed previously in the Executive Overview, the decrease in earnings from continuing operations before income taxes for the first nine months of 2004 over the same period in 2003 is attributable to a number of factors. Most significant is the decline in gains on loan sales of $7,132,000, which was partially offset by the sale of MSRs, during the first quarter of 2004, which generated a net gain of $1,146,000. The result of a significant decline of the residential mortgage refinancing activity and offsetting the reduction in the fee income for the first nine months is a decrease of $1,930,000 in the amortization of MSRs.

Net interest income and fees for trust services rose $1,037,000 and $554,000, respectively, for the first nine months of 2004 over the same period in 2003. In addition to these increases, corporate-wide incentive salaries decreased which was primarily responsible for the decrease in salary and wages of $950,000 or 8% for the first nine months of 2004 compared to the same period in 2003. As previously stated in the Executive Overview, the net changes discussed above accounts for the majority of the decrease in income from continuing operations before income taxes, for the first nine months of 2004, compared to the same period in 2003.

As discussed in the Executive Overview, the Bank sold MSRs in the first quarter of 2004, thereby reducing MSR balances by $1,098,000, from December 31, 2003 to a balance of $3,293,000 at September 30, 2004. The net gain on this sale amounted to $1,146,000. There was no such sale in the first nine months of 2003 or the second and third quarters of 2004. The slowing of residential mortgage loan refinancings through 2004, and the associated reduction in loan sale gains, compared to similar periods in 2003, without a significant increase in overall interest rates has been detrimental to the results of continuing operations for the Corporation in 2004.

The Corporation reported income from continuing operations of $2,109,000 for the three months ended September 30, 2004, a 28% decrease from the $2,933,000 reported for the same period in 2003. Basic earnings per common share from continuing operations amounted to $.25, a 26% decrease from the $.34 reported for the third quarter of 2003. Diluted earnings per common share from continuing operations decreased 27% to $.24 for the third quarter of 2004 compared to $.33 for the same period in 2003.

Form 10-Q

The decrease in earnings from continuing operations before income taxes for the third quarter of 2004 over the same period in 2003 is attributable to a number of factors. The most significant factor is the decline in gains on loan sales of $2,217,000 as a result of a slow down of the residential mortgage refinancing activity. Offsetting the reduction in the gain on loan sales for the third quarter of 2004 is a decrease of $345,000 in the amortization of MSRs. In addition, net interest income and fees for trust services increased $465,000 and $17,000, respectively, from period to period.

Net interest income, after the provision for loan loss, for the first nine months of 2004, was 6% higher than the first nine months of 2003. While average net loan balances increased $60,604,000 or 13% from the same period in 2003, the lower interest rate environment that existed during the first nine months of 2004, compared to the same period in 2003, partially offset the effect of the loan volume increase on net interest income. While net loan charge-offs have increased for the first nine months of 2004, compared to the same period in 2003, continued strong asset quality, with non-performing loans as a percent of total loans of 24 basis points for September 30, 2004 and 5 basis point for September 30, 2003, and 6 basis points as of December 31, 2003, as well as the results of the loan loss reserve adequacy calculation made by management, has prompted the Corporation’s management to reduce its provision for loan losses to $562,000 for the first nine months of 2004, compared to $667,000 for the first nine months of 2003.

Average outstanding loan balances for the first nine months of 2004 grew 13% from average outstanding loan balances for the first nine months of 2003. Average other earning assets, primarily investments and federal funds sold increased 28%. While the number of deposit accounts remained practically level from year to year, average outstanding deposit balances grew by 14%, with growth spread across all deposit categories. Average outstanding balances of non-interest bearing demand deposit accounts increased 2%, NOW accounts 16%, market rate accounts 47% and savings accounts 5%. The average outstanding balances of time deposits, consisting of certificates of deposit (“CDs”), increased 4%. The necessity of funding the growth in average outstanding loans caused the average outstanding balances of short-term borrowings to increase by 71%, to $1,135,000 for the first nine months of 2004 from $663,000 for the same period in 2003.

The Wall Street Journal prime rate (the “WSJ Prime Rate”) increased to 4.75% at September 30, 2004 from 4.00% at September 30, 2003. The full impact of this increase will be evidenced on the floating rate home equity lines of credit, which are tied to the WSJ Prime Rate. The Bank’s prime rate was not lowered with the last 25 basis point decrease in September 2003 and remained at 4.25% from September 30, 2003 through August 12, 2004, therefore only 50 basis points of the prime increase will impact the earning assets tied to BMTC’s prime rate. Since, in the short term, 30 days or less, the Bank is asset rate sensitive, a decreasing prime rate usually will cause a related decrease in the respective yields on earning assets.

Page-27

Form 10-Q

However, even though the Bank’s prime rate remained constant from year to year, the overall annualized yield on earning assets decreased by 40 basis points, from 5.6% at September 30, 2003 to 5.2% for the same period in 2004, due to the decline in the interest rates on investments being purchased compared to those maturing or being called, as well as lower rates of interest being earned on residential real estate loans during this period, compared to the same period in 2003. Compared to the first nine months of 2003, the average cost of funds decreased 9 basis points, from .88% in 2003 to .79% in 2004. The overall result was a decline in the Bank’s annualized net interest margin, to 4.42% for the first nine months of 2004 compared to 4.77% for the same period in 2003.

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

Form 10-Q

The following table presents the average daily balances and the percentage change for the periods indicated:

AVERAGE BALANCE SHEET

(dollars in thousands)

	3rd Quarter			YTD
	2004	2003	% Change 2004 vs. 2003	2004	2003	% Change 2004 vs. 2003

Assets:
Cash and due from banks	$33,446	$33,322.37%		$32,824	$32,955	(0.40%)
Interest-bearing deposits with other banks	2,328	261	792%	1,951	2,868	(31.97%)
Federal funds sold	20,689	10,064	105.6%	11,655	10,003	(16.52%)
Investment securities available for sale	32,412	23,899	35.62%	31,340	22,231	40.97%
Loans	549,120	486,982	12.76%	535,268	474,188	12.88%
Less allowance for loan losses	(7,076)	(6,675)	6.01%	(6,948)	(6,472)	7.35%

Net loans	542,044	480,307	12.85%	528,320	467,716	12.96%
Other assets	29,000	26,224	10.58%	29,937	27,705	8.06%

Total assets	659,919	574,077	14.95%	636,027	563,478	12.88%
Liabilities:
Demand deposits, non-interest-bearing	$138,609	$139,201	(.43%)	$136,991	$134,567	1.80%

Market rate accounts	134,727	86,459	55.83%	120,616	82,331	46.50%
NOW accounts	157,278	127,319	23.53%	147,611	126,761	16.45%
Regular savings	51,322	50,303	2.03%	51,728	49,384	4.75%

	343,327	264,081	29.65%	319,955	258,476	23.79%

Time deposits	100,365	97,076	3.39%	100,179	96,781	3.51%

Total Deposits	582,301	500,358	16.38%	557,125	489,824	13.74%

Short term borrowings	—	87	100%	1,135	663	71.19%
Other liabilities	8,843	10,453	15.40%	10,008	10,204	1.92%

Total liabilities	591,144	510,898	15.71%	568,268	500,691	13.50%
Total shareholders equity	68,775	63,179	8.86%	67,759	62,787	7.92%

Total liabilities and shareholder’s equity	$659,919	$574,077	14.95%	$636,027	$563,478	12.88%

Form 10-Q

NET INTEREST INCOME

While the overall yield on earning assets declined for the first nine months of 2004, the ability to adjust the rates paid on deposits, combined with a 14% increase in earning assets from September 30, 2003 to September 30, 2004, caused net interest income to grow to $19,732,000 or 6% over $18,695,000 reported for the same period in 2003. Primarily the result of an 11% increase in outstanding loans from September 30, 2003 to September 30, 2004 total interest and dividend income increased 5% for the first nine months of 2004, to $23,053,000 from $21,956,000 for the first nine months of 2003. Interest expense increased 2% for the nine months ended September 30, 2004, to $3,321,000 compared to $3,261,000 for the first nine months of 2003.

Due primarily to an 11% increase in outstanding loan balances during the last twelve months, interest and fees on loans increased 5% from $21,218,000 for the first nine months of 2003 to $22,187,000 for the first nine months of 2004. Average outstanding loan balances grew 13% for the first nine months of 2004, to $535,268,000, compared to $474,188,000 for the same period in 2003. The average yield on the loan portfolio decreased 43 basis points, from 5.83% for the first nine months of 2003 to 5.40% for the same period in 2004.

Interest and dividend income on investments increased $114,000 or 18%, from $632,000 for the first nine months of 2003 to $746,000 for the first nine months of 2004. Interest on U.S. Government Agency securities increased 6% from $566,000 for the first nine months of 2003 to $600,000 for the first nine months of 2004. The primary reason for this growth was the increase of $5,502,000 or 28% in the average balance of Government Agency Securities from $19,383,000 during the first nine months of 2003 to $24,885,000 for the comparable period in 2004. This was partially offset by the lower yield on government agency investments purchased to replace matured or called investments during this twelve month period. The yield declined from 4.20% to 3.28%. Interest income on obligations of states and political subdivisions increased $84,000 or 210% from $40,000 for the nine months ended September 30, 2003 to $124,000 for the same period in 2004. The Bank’s average balance of investments in obligations of state and political subdivisions increased by $3,551,000 or 235%, from $1,511,000 in 2003 to $5,062,000 in 2004. Partially offsetting this increase in average balances was a decrease in the average yield on obligations of state and political subdivisions, from 3.81% for the first nine months in 2003 to 3.27% for the first nine months of 2004. The overall yield on investment securities decreased from 3.80% for the first nine months of 2003 to 3.17% for the first nine months of 2004, a result of lower rates of interest being paid on investments purchased during the twelve-month period, compared to rates of interest on investments matured or called during that period.

Interest expense on deposits and borrowed funds increased $60,000, or 2%, compared to the first nine months of 2003. The average cost of

Form 10-Q

interest bearing deposits and borrowed funds decreased 17 basis points, from 1.23% for the nine months ended September 30, 2003 to 1.06% for the nine months ended September 30, 2004. The average interest bearing deposit balances increased 18% to $420,134,000 for the nine months ended September 30, 2004 compared to $355,257,000 for the same period in 2003. Average short-term borrowings increased $472,000 or 71%, from $663,000 for the first nine months of 2003 to $1,135,000 for the same period in 2004. Total average deposits and short-term borrowings, including non-interest bearing demand deposits, increased 13% to $558,260,000 for the nine months ended September 30, 2004 compared to $490,487,000 for the same period in 2003. Average outstanding deposits increased in every deposit category for the first nine months of 2004 compared to the first nine months of 2003. The largest increase occurred in money market account balances, up 47% or $38,285,000. This increase is primarily due to customers relocating deposits from non-Bank money market funds into Bank money market deposits, at yields similar to those paid by the non-Bank money market funds. The annualized cost of CDs decreased 37 basis points, from 2.80% for the first nine months of 2003 to 2.43% for the same period in 2004. The average cost of money market accounts decreased from 1.04% to 1.01% or 3 basis points, the average cost of savings accounts decreased 15 basis points, from .75% to .60% and the average cost of NOW accounts decreased 2 basis points from .32% for the first nine months of 2003 to .30% for the first nine months of 2004. The average cost of deposits and borrowed funds, including non-interest-bearing demand deposits decreased 9 basis points, from .88% for the first nine months of 2003, to .79% for the first nine months of 2004.

The Bank’s asset/liability structure is asset rate sensitive, which should cause a reduction in the net interest margin, when interest rates decrease. The annualized net interest margin decreased 35 basis points for the first nine months of 2004, to 4.42% compared to 4.77% the same period in 2003. This decrease is primarily the result of the decline in the yields on residential real estate loans and investments purchased at lower market rates of interest than those maturing or being called. The net interest margin is computed exclusive of related loan fee income. The recent increases in the Bank’s prime rate are expected to prove beneficial to the net interest margin in future periods.

For the three months ended September 30, 2004, net interest income increased by $465,000 or 7% from the same period in 2003. Interest and fees on loans were up by $446,000 or 6%, reflecting the effect of larger growths in average outstanding loans during this period and the increase in the prime rate of .75% during the quarter. This was partially offset by a decline in interest rates on loans. This is due to ongoing competitive pricing pressures and a narrowing of the interest rate spreads in the third quarter of 2004, compared to the same quarter in 2003. Interest and dividends on investments increased by $56,000 or 29%. This increase was due to an increase in the outstanding average balances partially offset by a decline in interest rates paid on investments which replaced the investments that were called.

Form 10-Q

LOAN LOSS PROVISION

As discussed in the Critical Accounting Policies, even though net loan charge-offs and non-performing loans increased from both December 31, 2003 and September 30, 2003, on the basis of the overall credit quality of the loan portfolio, the provision for loan loss was decreased by 16%, from $667,000 for the first nine months of 2003 to $562,000 for the first nine months of 2004. The loan loss reserve amounted to 1.25% of outstanding loans at September 30, 2004. Delinquencies, as a percentage of outstanding loans, were 46 basis points as of September 30, 2004, compared to 37 basis points for the same period in 2003. Non-performing loans increased to $1,296,000 as of September 30, 2004 compared to $279,000 as of December 31, 2003 and $223,000 as of September 30, 2003. In addition to a monthly internal loan review, the Bank has an external loan review performed annually. The most recent completed external loan review was as of November 2003. Based on the results of both the internal and external loan review process and the current level of non-performing loans, management believes the loan loss reserve to be adequate as of September 30, 2004.

NON-INTEREST INCOME

Total non-interest income of $15,673,000 for the nine months ended September 30, 2004 decreased 28% or $6,100,000 from $21,773,000 reported for the same period in 2003.

Fees for trust services increased $554,000 or 8% from $7,072,000 for the first nine months of 2003 to $7,626,000 for the same period in 2004. This is the result of an increase in new business generation and increased market values of assets under management. The market value of trust assets under management increased by 9%, to $1,780,000,000 at September 30, 2004 from $1,630,000,000 as of September 30, 2003. Since a significant portion of fees for trust services are earned based on a percentage of the value of assets under management, a decline in stock market values and the values of assets under management could have an adverse effect on the Bank’s ability to grow its fees for trust services, thereby being potentially detrimental to the Corporation’s results of operations in future periods.

Gains on the sale of residential mortgage loans to the secondary mortgage market are vulnerable to changes in residential mortgage interest rates. As residential mortgage interest rates rise, residential loan refinance activity tends to decrease, thereby lowering the related gains on the sale of said loans. As stated in the Corporation’s 2003 Annual Report to shareholders, there was a significant decline in the volume of residential originations and refinancing activity in the fourth quarter of 2003, compared to previous quarters of 2003 and the final quarter of 2002. Corporation management expected this trend of lower refinancing activity to continue into 2004 and it has. Net gains on the sale of loans were $2,567,000 for the first nine months of 2004, a 74% decrease from $9,699,000 reported for the same period in 2003. Residential loan sales

Form 10-Q

amounted to $124,233,000 for the first nine months of 2004, a 78% decrease from $576,092,000 for the same period of 2003.

A combination of deferred loan fees earned as income resulting from the sale of residential mortgage loans to the secondary mortgage market, related gains on the same sales of residential mortgage loans to the secondary market and the effect of recording mortgage servicing rights, amounted to a 207 basis point gain on a per loan basis on loans sold during the first nine months of 2004 compared to 168 basis points for the same period in 2003.

In April, 2004, three principal officers of the mortgage banking segment, who were the primary originators of the residential mortgage loans (the “Mortgage Officers”), resigned their positions with the Bank. No other mortgage banking segment personnel left with the Mortgage Officers. Corporation management has promoted a mortgage banking officer having both origination and servicing experience, to run the mortgage banking segment. The mortgage banking segment continues to have a qualified support staff, managing the servicing responsibilities, and has assigned additional originating responsibilities to other mortgage banking staff. As expected by Corporation management, the level of refinancing activity remains under the levels of similar quarters for 2003. The decline in gains on such activity reported for the first nine months of 2004, compared to the first nine months of 2003, is expected to continue in the fourth quarter of 2004, and into 2005, thereby producing a material decrease in income to the Corporation from the sale of residential mortgage loans in future periods. As discussed in the Executive Summary, the arrangements with K/W are expected to increase the volume of residential mortgage loan originations and sales in future periods.

During the first quarter of 2004, the Bank sold a portion of its MSR portfolio related to $245,000,000 of sold loans being serviced by the Bank. This sale produced a gain, net of accelerated MSR balances related to the loans, of $1,146,000. There was no such gain reported for the first nine months of 2003 or the second and third quarters of 2004. This sale of a portion of the Bank’s MSR Portfolio will result in a reduction in related fee income in future periods.

Income from other service charges, commissions and fees amounted to $1,467,000 for the first nine months of 2004, which is $400,000 or 21% below the $1,867,000 reported for the first nine months of 2003. As of September 30, 2004, the Bank serviced $528,533,000 in loans for others, a 33% decrease from $787,471,000 in loans serviced as of September 30, 2003. The net decrease is due primarily to the sale of MSRs in the first quarter of 2004 and the lower volume of mortgage originations during the first nine months of 2004, thereby reducing loans serviced for others by $258,938,000.

Other operating income decreased by $226,000 or 13% for the first nine months of 2004, with other operating income of $1,469,000 for the first nine months of 2004, compared with $1,695,000 for the same period in 2003.

Form 10-Q

This decrease is primarily due to decreased revenues from fees related to title insurance services provided by BMSS, caused by the decrease in residential mortgage activity discussed previously. For the first nine months of 2004, other operating income of BMSS was $100,000, a $319,000 or 76% decrease from $419,000 reported for the same nine months in 2003.

For the three months ended September 30, 2004, total non-interest income decreased by $2,724,000 or 39%. The largest decrease was in gains on the sale of residential mortgage loans, down $2,217,000 or 82%, from $2,711,000 in the third quarter of 2003 to $494,000 for the third quarter of 2004. This decrease is directly related to the decreased residential mortgage loan sale activity discussed previously. Fees for trust services increased by $17,000 or 1% from $2,411,000 to $2,428,000 and other service charges, commissions and fees decreased by 63% or $398,000 from $635,000 to $237,000, reflecting decreased revenues from decreased volumes of loans being serviced for others. Other operating income was down by $90,000 or 12%, reflecting decreased fee income as discussed in the previous paragraph.

NON-INTEREST EXPENSES

Total non-interest expense decreased $2,958,000 or 11% for the first nine months of 2004 to $23,810,000 from $26,768,000 for the first nine months of 2003.

Salaries and wages decreased $950,000 or 8%, from $12,260,000 for the first nine months of 2003 to $11,310,000 for the same period in 2004. Regular salary expense, including regular, part time and overtime salaries and excluding incentive salaries, increased $78,000 or 1%, to $10,236,000 during the first nine months of 2004 from $10,157,000 for the same period in 2003. Other salaries decreased by 49%, or $1,030,000 to $1,074,000 from $2,103,000 for the first nine months of 2003. Declines in incentive salaries, directly related to corporate profitability and the level of residential loan sales are primarily responsible for this decrease.

Employee benefits expenses decreased $92,000 or 3% from $3,368,000 for the first nine months of 2003 to $3,276,000 for the same period in 2004. Pension expense decreased in the first nine months of 2004 by $94,000. This is based on the actuarial valuation and the projected changes in the investments rates.

Amortization of MSRs decreased $1,930,000 or 75% from the first nine months of 2003 compared to the same period in 2004. As existing residential mortgage loans, which are part of the Bank’s mortgage servicing portfolio, are repaid as a part of refinancing transactions, the balance of the respective MSRs must be written off, as new MSRs related to the new loans are recorded. The decrease in loan sales in the first nine months of 2004, compared to the first nine months of 2003, is directly responsible for the decrease in amortization of MSRs. Future amortization of the MSR portfolio could fluctuate with movements of the market rates of interest on residential mortgage loans.

Form 10-Q

Other operating expenses decreased $70,000 or 1%, from $5,716,000 for the first nine months of 2003 to $5,646,000 for the first nine months of 2004. Of this decrease, $911,000 are expenses associated with the volume of loan sales, such as appraisal fees, extra help and loan pair off fees, due to the lower volume of residential mortgage loan sales. Offsetting this decrease are the costs of the sale of MSRs during the first quarter of 2004, which amounted to $188,000 and advertising expense which grew by $243,000 due to the timing of expenditures. Consulting fees are higher in the first nine months of 2004 compared to the first nine months of 2003 by $288,000. This is due to the cost associated with the implementation of SOX, consulting fees associated with the sale of MSRs in the first quarter of 2004 and the consulting fees associated with the marketing of the Wealth Management Division. The implementation of SOX is also partially responsible for auditing fees being higher in the first nine months of 2004 compared to the first nine months of 2003. The overall cost associated with implementing SOX for the first nine months of 2004 amounted to $161,000.

For the third quarter of 2004, total non interest expenses decreased by $1,011,000 or 12%, from $8,739,000 for the third quarter of 2003 to $7,728,000. Salary and wages decreased by $725,000 from $4,360,000 for the third quarter of 2003 to $3,635,000 for the same period in 2004. Employee benefits decreased $44,000 or 4%, from $1,113,000 to $1,069,000, reflecting a reduction in the number of employees. Amortization of mortgage servicing rights decreased by $345,000 or 69%, from $497,000 in the third quarter of 2003 to $152,000 for the third quarter of 2004. The slow down in refinancing of residential mortgage loans, in the third quarter of 2004 compared to the same quarter in 2003, is responsible for the decrease in MSR amortization. Other operating expenses increased by $69,000 or 4%, from $1,845,000 for the third quarter of 2003 to $1,914,000 for the same quarter in 2004. This increase is mainly due to the SOX related expenses which amounted to $161,000. This is being partially offset by decreases in the expenses associated with the slow down in residential mortgage loan originations and sales from period to period.

The Bank anticipates opening its new full service branch in Exton, PA during the first quarter of 2005. The Bank will incur additional operating expenses in connection with this new branch.

APPLICABLE INCOME TAXES

Income taxes on the income from continuing operations for the first nine months of 2004 were $3,775,000 compared to $4,502,000 for the first nine months of 2003. This represents an effective tax rate for each nine month period ended September 30, 2004 and 2003 of 34.3% and 34.5%, respectively. The decrease in the effective tax rate in 2004, compared to 2003, is due primarily to an increase in tax free interest income for the first nine months of 2004, compared to the first nine months of 2003.

Form 10-Q

FINANCIAL CONDITION

Total assets increased $55,888,000 or 9% from $604,848,000 at December 31, 2003 to $660,736,000 as of September 30, 2004. Total assets grew 15% or $83,745,000 from $576,991,000 as of September 30, 2003.

Outstanding earning assets increased $51,888,000 or 9% to $600,187,000 as of September 30, 2004 from $548,299,000 as of December 31, 2003 and $77,469,000 or 15% ahead of $522,718,000 as of September 30, 2003. The Bank’s outstanding loan portfolio increased $48,333,000 or 10% to $551,411,000 at September 30, 2004 from $503,078,000 as of December 31, 2003. Outstanding loans increased by 11%, from $497,227,000 as of September 30, 2003.

Outstanding consumer loans of $10,145,000 at September 30, 2004 decreased by 45% from consumer loan balances of $18,580,000 as of December 31, 2003 and 50% from the outstanding balance of $20,443,000 as of September 30, 2003. A management decision to discontinue the purchase of dealer automobile paper is responsible for a continued decrease in the balance of purchased dealer automobile paper. The decrease in the volume of dealer automobile paper, combined with a reduction in fixed rate home equity loans, as borrowers chose to add these balances to their refinanced first mortgage loans, which was partially offset by increases in the consumer small business loans, are the primary reasons for the decrease at September 30, 2004, compared to both periods. However, consumer lines of credit, included in real estate loans increased by $17,210,000 or 22% from December 31, 2003 to September 30, 2004.

Outstanding commercial loans at September 30, 2004 were $185,200,000, a 4% increase in commercial loan balances of $178,381,000 at December 31, 2003 and a 1% decrease from $187,215,000 at September 30, 2003. The decline in commercial loans is a result of unanticipated payoffs of some existing loans.

Outstanding real estate loans were $349,679,000 at September 30, 2004, a 16% increase from $302,426,000 in outstanding real estate loans at December 31, 2003 and a 24% increase over $281,386,000 in outstanding real estate loans as of September 30, 2003. In an effort to enhance current net interest income, the decision was made in the fourth quarter of 2003, to hold some shorter-term residential mortgage loans in the Bank’s loan portfolio. This is the primary reason for this increase in outstanding real estate loans during the first nine months of 2004.

Residential loans held for sale increased 73% from $3,691,000 at December 31, 2003 to $6,387,000 at September 30, 2004, which is a 22% decrease from $8,183,000 as of September 30, 2003. The large decline in both periods, compared to September 30, 2003 is due to a reduction in the volume of loans sold awaiting funding, at September 30, 2004 and December 31, 2003, compared to September 30, 2003.

Form 10-Q

The Bank’s investment portfolio, in addition to qualifying as collateral for deposit pledging purposes, is a secondary source of liquidity. As such, the investment portfolio consists of shorter term investments providing liquidity, if needed. The Bank’s investment portfolio, having a market value of $33,562,000 at September 30, 2004, increased 7% from a market value of $31,397,000 at December 31, 2003 and increased 34% from $24,987,000 as of September 30, 2003.

The Corporation has chosen to include all of its investment securities in the available-for-sale category. Investments in this category are reported at the current market value with net unrealized gains or losses, net of the deferred tax effect, being added to or deducted from the Corporation’s total equity on the balance sheet. As of September 30, 2004, the investment portfolio had a net unrealized loss of $106,000, compared to a net unrealized loss of $14,000 as of December 31, 2003. The net unrealized investment depreciation, net of deferred income taxes, decreased the Corporation’s shareholders’ equity on the balance sheet by $69,000 as of September 30, 2004.

Federal funds sold amounted to $14,820,000 as of September 30, 2004, compared to $3,300,000 at December 31, 2003 and no federal funds sold as of September 30, 2003. Management continues to monitor the liquidity requirements of the Bank and believes that it has the ability to increase its liquidity position through growth of new CDs and borrowing from the Federal Home Loan Bank of Pittsburgh (“the FHLB”).

Non-performing assets amounted to $1,770,638 with non-performing loans making up $1,296,000 of this total at September 30, 2004. Non-performing loans increased 365% from $279,000 at December 31, 2003 and a 481% increase from the non-performing loans of $223,000 at September 30, 2003. Non-performing loans were less than 1% of total loans for each period presented. Other Real Estate Owned (“OREO”) balance amounted to $475,000 at September 30, 2004. There were no OREO balances, as of December 31, 2003 or September 30, 2003. The $475,000 of OREO resulted from a management decision to purchase the real estate at sheriff sale related to a non-performing second mortgage loan.

As of September 30, 2004 and 2003, there were no significant loans classified for regulatory purposes as loss, doubtful, substandard or special mention, with the exception of one residential mortgage loan, that either (i) represent or result from trends or uncertainties which management reasonably expects will impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information, causing management to have serious doubts as to the borrower’s ability to comply with the loan repayment terms.

As a part of its sale of residential mortgage loans to the secondary market, for those loans sold with the loan servicing retained by the Bank, the Bank records MSRs as an asset. During 2002 and through the first three

Form 10-Q

quarters of 2003, due to the lower interest rate environment, the Bank significantly increased its residential mortgage origination and sale activity, primarily through the refinancing of existing loans, thereby replacing MSR balances and, in some cases, increasing the balances of MSRs being recorded on its books. During the fourth quarter of 2003 and through the third quarter of 2004, the origination and refinancing activity decreased significantly from prior periods. During the first quarter of 2004, the Bank sold MSRs related to $245,000,000 of serviced loans to another servicing institution. This sale further lowered the level of MSRs recorded on the Bank’s books. MSR balances amounted to $3,293,000 at September 30, 2004, a $1,098,000 or 25% decrease from MSR balances of $4,391,000 as of December 31, 2003 and a decrease of $970,000 or 23% from $4,263,000 reported for September 30, 2003.

The MSRs are amortized over the expected lives of the respective mortgage loans and are tested for potential impairment on a quarterly basis. The quarterly valuation provided by an independent valuation firm indicated that there was no impairment of the MSR portfolio as of September 30, 2004. In future periods, should any impairment be determined, a valuation allowance on MSR balances would be recorded against current Corporation earnings. The balance of residential mortgage loans serviced for others amounted to $528,533,000, $797,326,000 and $787,470,000 as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Management expects that the level of mortgage loan origination and sales will continue in future periods at, or below, that of the first nine months of 2004 and the Bank will be subject to an adverse effect on the results of operations from the decline in loan sale gains associated with the lower volume of residential loan originations and sales, compared to similar periods in 2003.

Total deposits increased $54,846,000 or 10% to $581,985,000 as of September 30, 2004 from $527,139,000 as of December 31, 2003 and $88,720,000 or 18% from $493,265,000 at September 30, 2003. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average outstanding deposit balances of $557,125,000 for the nine month period ended September 30, 2004 increased 14% from the average outstanding deposits of $489,824,000 for the same period in 2003. Average deposits grew in all deposit categories. Average savings balances increased 5% or $2,344,000 to $51,728,000 for the first nine months of 2004, compared to $49,384,000 for the same period in 2003. Money market account balances increased 47% or $38,285,000 from $82,331,000 in average daily outstanding balances for the nine months ended September 30, 2003 to $120,616,000 for the same period in 2004. This significant increase is primarily due to a program developed by the Bank during 2003 to retain deposits that were being swept into off-balance sheet investments. Average outstanding NOW account balances increased 16% or $20,850,000, from $126,761,000 for the first nine months of 2003 to $147,611,000 for the same period in 2004. Non-interest bearing demand deposit average outstanding balances grew 2% or $2,424,000 from

Form 10-Q

$134,567,000 for the nine months ended September 30, 2003 to $136,991,000 for the same period in 2004. Average outstanding CD balances increased 4% or $3,398,000 from $96,781,000 in average outstanding balances for the first nine months of 2003 to $100,179,000 for the same period in 2004.

There were no outstanding short-term borrowings as of September 30, 2004, or December 31, 2003. As of September 30, 2003 short term borrowings amounted to $8,000,000.

OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as the terms and conditions of the loan agreement have been met and there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2004 were $239,474,000.

Standby letters of credit are conditional commitments issued by the Bank to a customer for the benefit of a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2004 amounted to $8,663,000.

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

Form 10-Q

The following table details the contractual cash obligations of the Corporation as of September 30, 2004:

(In thousands)

	Total	Within 1 year	2 - 3 years	4 - 5 years	After 5 years
Deposits without a stated maturity	$472,848	$472,848
Certificates of Deposit CD’s	109,137	84,073	24,453	503	108
Operating leases	11,558	784	1,194	1,124	8,456
Purchase obligations	2,228	972	822	405	29

Total	$595,771	$558,677	$26,469	$2,032	$8,593

REGULATORY COMPLIANCE AND INTERNAL CONTROL

Management is aware of the enhanced regulatory compliance and the associated required documenting of internal controls necessary under the additional corporate governance requirements of SOX, which became effective for 2004. In order to implement the requirements of SOX in a timely manner, the Corporation has retained a consulting firm to provide project management expertise for SOX implementation and compliance. The Corporation anticipates meeting the deadlines set by SOX for compliance. Through the nine months ended September 30, 2004, the expenses associated with the implementation of SOX, for both the independent consulting firm, as well as costs associated with KPMG’s testing of the Corporation’s compliance with SOX, was $161,000. Management anticipates spending approximately $350,000 in costs in 2004 to implement SOX. It is likely that the increased reporting and documentation requirements associated with SOX will result in increased operating expense in future periods.

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

Form 10-Q

Board of Directors. An independent valuation firm using the Navaid Sensitivity and Liquidity Model prepares this data.

INTEREST RATE SENSITIVITY ANALYSIS

as of September 30, 2004

(dollars in thousands)

	0 to 30 Days	30 to 90 Days	91 to 180 Days	181 to 365 Days	Over 1 Year	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with other banks	$393	$—	$—	$—	$—	$—	$393
Federal funds sold	14,820	—	—	—	—	—	14,820
Investment securities	4,515	7,470	3,043	3,589	14,889	56	33,562
Loans	284,507	11,143	10,759	18,406	226,024	(6,860)	543,979
Cash and due from banks	—	—	—	—	—	38,400	38,400
Other assets	—	—	—	—	—	29,582	29,582

Total assets	$304,235	$18,613	$13,802	$21,995	$240,913	$61,178	$660,736

Liabilities and shareholders’ equity:
Demand, noninterest-bearing	$7,087	$14,174	$4,694	$9,388	$75,104	$34,212	$144,659
Savings deposits	18,344	36,692	15,640	31,281	226,232	—	328,189
Time deposits	16,914	10,002	32,055	25,103	25,063	—	109,137
Other liabilities	—	—	—	—	—	8,679	8,679
Shareholders’ equity	601	1,203	1,804	3,608	43,296	19,560	70,072

Total liabilities and shareholders’ equity	$42,946	$62,071	$54,193	$69,380	$369,695	$62,451	$660,736

Gap	$261,289	($43,458)	($40,391)	($47,385)	($128,782)	($1,273)	—
Cumulative gap	$261,289	$217,831	$177,440	$130,055	$1,273	—	—
Cumulative earning assets as a ratio of interest bearing liabilities	863%	394%	260%	193%	137%	—	—

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

Form 10-Q

in which they will actually be paid off, allowing the reinvesting of those funds at the then current rate of interest. Historically, deposit rates do not change in tandem with rates associated with earning assets. Therefore, interest bearing deposits are scheduled for repricing based on prior trends in interest rate changes related to interest bearing deposits.

In the short term, 30 days or less, the Bank is asset rate sensitive after adjusting the interest rate sensitivity of savings deposits based on management’s experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior. Asset rate sensitivity will result in a greater portion of assets compared to deposits repricing with changes in interest rates within specified time periods. The opposite effect results from being liability rate sensitive. Asset rate sensitivity in the short term, in an increasing rate environment, should produce an increase in net interest income. The Bank uses simulation models to help measure its interest rate risk and to help manage its interest rate sensitivity. The simulation models consider not only the impact of changes in interest rates on forecasted net interest income, but also such factors as yield curve relationships, possible loan prepayments, and deposit withdrawals. As of September 30, 2004, based on the results from the simulation models, the amount of the Bank’s interest rate risk was within the acceptable range as established by the Bank’s asset/liability policy.

Management has estimated the potential effect of shifts in interest rates on net income. The following table demonstrates the expected effect that a parallel interest rate shift would have on the Corporation’s net income.

(dollars in thousands)

Change in Interest rates	September 30, 2004 Change in Net Income		September 30, 2003 Change in Net Income
	$	%	$	%
+200 basis points	2,560	22.46	1,359	11.26
+100 basis points	1,290	11.32	688	5.70
-100 basis points	(1,133)	(9.93)	630	5.22
-200 basis points	n/a	n/a	n/a	n/a

Form 10-Q

CAPITAL RESOURCES

Total consolidated shareholders equity of the Corporation was $70,072,000, or 10.6% of total assets, as of September 30, 2004, compared to total shareholders equity of $67,382,000, or 11.1% of total assets, as of December 31, 2003. As of September 30, 2003, shareholders’ equity was $65,267,000, or 11.3% of total assets. The following table presents the Corporation’s and Bank’s capital ratios and minimum capital requirements to be considered “Well Capitalized” by bank regulators as of September 30, 2004 and December 31, 2003:

	Ratio	Minimum Ratio to be Well Capitalized
September 30, 2004:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.49%	8%
Bank	11.22%	8%
Tier I Capital to Risk Weighted Assets
Consolidated	11.38%	4%
Bank	10.10%	4%
Leverage Ratio (Capital to Total Assets)
Consolidated	10.61%	4%
Bank	9.41%	4%
December 31, 2003:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	13.01%	8%
Bank	11.30%	8%
Tier I Capital to Risk Weighted Assets
Consolidated	11.84%	4%
Bank	10.12%	4%
Leverage Ratio (Capital to Total Assets)
Consolidated	11.14%	4%
Bank	9.51%	4%

Both the Corporation and the Bank exceed the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented. Effective October 1, 2003, the Corporation declared a two-for-one stock split. The per share dividend reflects this stock split. During the first nine months of 2004, the Corporation declared its regular dividend of $0.30 per share, equal with $0.30 per share declared during the first nine months of 2003.

During the first nine months of 2004, the Corporation repurchased 114,600 shares of its common stock for $2,574,155 or an average purchase price of $22.46 per share.

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

Form 10-Q

Item 4.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONTROLS AND PROCEDURES

As of the end of the period covered by the report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, Joseph W. Rebl, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

As of the date of this report, there have not been any significant changes to the Corporation’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the evaluation.

Form 10-Q

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Form 10-Q

Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

During the third quarter of 2004, the Corporation maintained, and continues to maintain, one stock repurchase program. The following table presents the repurchasing activity of this program during the third quarter of 2004:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Month # 7 July 1, 2004 – July 31, 2004	—	$0	—	140,494
Month # 8 August 1, 2004 – August 31, 2004	6,000	$21.94	6,000	134,494
Month # 9 September 1, 2004 – September 30, 2004	—	$0	—	134,494
Total	6,000	$21.94	6,000	134,494

Notes to this table:

(a)	On October 17, 2002 the Board of Directors of the Corporation authorized a stock repurchase program, effective in January 2003. This stock repurchase program is the only stock repurchase program presently in effect (the “Program”). This Program was publicly announced in a press release, also issued on October 17, 2002.

Form 10-Q

(b)	The Corporation was authorized to repurchase an amount of Corporation stock, not to exceed the lesser of $7,500,000 or 4% of the then outstanding shares of common stock, which, after the effect of the two-for-one stock split, effective October 1, 2003, amounted to 348,094 shares. During 2003, under the Program, the Corporation repurchased 99,000 shares of Corporation stock, having an average cost of $18.43 per share.

(c)	There is no expiration date on the Program.

(d)	No stock repurchase programs expired during the first nine months of 2004.

(e)	The Corporation presently has no plans for an early termination of the Program.

(f)	All shares were purchased through the Program and were accomplished in open-market transactions.

Item 3.	Defaults Upon Senior Securities

   None

Item 4.	Submission of Matters to A Vote of Security Holders

   None

Item 5.	Other Information

   None

Form 10-Q

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2004:

On July 23, 2004 the Corporation filed a Form 8-K reporting its earnings for the Six months ended June 30, 2004.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 8, 2004	By:	/s/ Frederick C. Peters II
Frederick C. Peters II
President & Chief Executive Officer

Date: November 8, 2004	By:	/s/ Joseph W. Rebl
Joseph W. Rebl
EVP, Treasurer & CFO

Form 10-Q

Index to Exhibits

a)	Exhibits

Exhibit 31.1	–	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2	–	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1	–	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	–	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q