Form 10-K
period 2004-12-31
BRYN MAWR BANK CORP
filed 2005-03-07
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

for the fiscal year ended December 31, 2004

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

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $190,770,000 on June 30, 2004.

As of December 31, 2004, 8,597,958 shares of common stock were outstanding.

Documents Incorporated by Reference: Parts I, II and IV - Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, as indicated, Parts I and III - Definitive Proxy Statement of Registrant filed with the Commission pursuant to Regulation 14A.

*	Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405 and does not admit that it controls the shares of Registrant’s voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on pages 63 through 68. There are 259 pages in this report.

Form 10-K

Bryn Mawr Bank Corporation

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF FEBRUARY 24, 2005.

PART I

ITEM 1.	BUSINESS

GENERAL

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally and such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	any extraordinary events (such as the September 11, 2001 events, the war on terrorism and the U.S. Government’s response to those events, including the war in Iraq);

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, the market value of mortgage servicing rights and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

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

BRYN MAWR BROKERAGE CO., INC.

In January 2003, Bryn Mawr Brokerage Co., Inc. (“BM Brokerage”) was made an inactive subsidiary. The Bank continues to offer an array of brokerage related services to the Corporation’s affiliates’ customers, including trading of shares, annuities and mutual funds through a networking agreement with UVEST Financial Services, Inc, a broker-dealer headquartered in Charlotte, North Carolina.

JOSEPH W. ROSKOS & CO., INC.

Joseph W. Roskos & Co., Inc. (“JWR&Co”) was acquired as of January 1, 1999 as a wholly owned subsidiary of the Corporation to offer high quality personalized family business office services to high net worth individuals, including accounting, tax preparation services, consulting and fiduciary support services. During 2003, Corporation management determined that JWR&Co was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family business office services through JWR&Co. The Corporation negotiated the sale of substantially all of the assets of JWR&Co effective June 30, 2003 to Private Family Office, Inc. (“PFO”) which is owned by the former president of JWR&Co (the “Asset Sale”).

BMT SETTLEMENT SERVICES, INC.

BMT Settlement Services, Inc. (“BMT Settlement”) began operation in February 2002. BMT Settlement is a limited partner in Bryn Mawr Settlement Services, LP (the “Limited Partnership”), with Commonwealth Land Transfer Company, to provide title search and abstract services to Bank customers. Under the terms of the Limited Partnership’s partnership agreement, BMT Settlement receives seventy percent of the profits of the Limited Partnership, after expenses. During 2003 and 2004, the services of the Limited Partnership were used by some mortgage borrowers using the services of BMT Mortgage Company, a division of the Bank, as well as commercial and consumer loan customers of the Bank.

SUMMARY OF SERVICES AND MARKET AREA

The Corporation will, through its subsidiaries, especially the Bank, seek to market its services by providing superior banking services. This includes deposits, lending and wealth management services, as well as other financial services. The other services include insurance sales and services through Insurance Counsellors; brokerage related services through the Bank, and title abstract services through BMT Settlement’s affiliation with the Limited Partnership. The primary market for these services is in portions of Montgomery, Delaware, Chester and Philadelphia counties in southeastern Pennsylvania. The sale of the products and the offering of the services assist in successfully addressing the challenges in the ever-changing competitive financial services market.

WEBSITE DISCLOSURES

The Corporation makes available, free of charge through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonable practical after the reports are electronically filed with the Securities and Exchange Commission (”SEC”). These reports can be obtained by logging onto the Corporation’s website at www.bmtc.com and clicking on Bryn Mawr Bank Corporation’s SEC Filings.

OPERATIONS

BRYN MAWR BANK CORPORATION

The Corporation had no active staff as of December 31, 2004 and conducted no activities other than those activities through its subsidiaries, the Bank, Insurance Counsellors, and BMT Settlement.

A complete list of directors and executive officers of the Corporation and the Bank, as of February 24, 2005 is incorporated by reference to page 14 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

THE BRYN MAWR TRUST COMPANY

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of wealth management services including estate administration, investment advisory services, pension and profit sharing administration and personal financial planning, including tax preparation. As of December 31, 2004, the market value of assets administered by the Bank’s Wealth Management Division was $1,938,000,000.

During 2004 residential mortgage interest rates began to rise and the level of residential mortgage refinancing activity previously reported by the Bank declined. The sale of residential mortgage loans to the secondary market declined by 77%, from $628,052,000 in 2003 to $144,916,000 in 2004. This decrease in the volume of loan sales is directly attributable to a 73%

decline in gains on the sale of loans and a 71% decrease in the segment profit of the Mortgage Banking segment. As of February 24, 2005, the Bank had no commissioned mortgage originators; however, an incentive plan is in place to encourage the managers and staff of the BMT Mortgage Division to produce revenues.

In March 2004 the Bank entered into a long term lease for property located in Exton, Chester County, Pennsylvania, to build a new full-service branch. This branch is expected to open for business during the first quarter of 2005.

At December 31, 2004, the Bank had 220 full time and 35 part time employees, including 120 officers, equaling 237.5 full time equivalent staff.

INSURANCE COUNSELLORS OF BRYN MAWR, INC.

Insurance Counsellors is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

Insurance Counsellors employs 4 licensed insurance agents and a support staff of 1 full time person, who have significant expertise in the design, sale and service of insurance products. Insurance Counsellors is able to offer insurance products of more than thirty life and health companies for specialized insurance needs. Insurance Counsellors generated $431,000 of revenue during 2004.

BRYN MAWR BROKERAGE CO., INC.

Effective January 2003, BM Brokerage was made an inactive subsidiary. Since January 2003, the Bank has offered securities products, including mutual funds, annuities, individual stocks and bonds and retirement plans through the Bank’s branch system. The Bank has entered into a networking agreement with UVEST Financial Services, Inc., a broker-dealer headquartered in Charlotte, North Carolina to provide the necessary back office support.

JOSEPH W. ROSKOS & CO. INC.

During 2003, Corporation management determined that JWR&Co was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family office services through JWR&Co. Therefore, the Corporation sold substantially all of the assets (the “Asset Sale”) of JWR&Co to PFO, effective June 30, 2003. The assets of JWR&Co, consisted of client accounts receivable and advances, fixed assets and prepaid expenses. The Asset Sale price was $2,350,000. JWR&Co received $400,000 in cash and three notes from PFO aggregating $1,950,000. The notes were for the accounts receivable and client advances, the fixed assets and prepaid expenses and for the goodwill, respectively. The note for the goodwill represented the value of the associated intangible assets of JWR&Co. The intangibles included the value of the client list, which was included in the Asset Sale. The note for the accounts receivable and client advances is being paid down from the proceeds of collected accounts receivable, with a term of 6 months. The note associated with the fixed assets and prepaid expenses is for a 5-year term. The goodwill note has an amortization of 15 years with a 10-year balloon payment. All three notes bear interest at a rate of 6%, with the interest rate on the goodwill note resetting after 7 years. There are no prepayment penalties on the notes. As of December 31, 2004, none of the notes were delinquent. PFO is also renting certain fixed assets and office space from the Bank.

BMT SETTLEMENT SERVICES, INC.

BMT Settlement’s primary market area is located in southeastern Pennsylvania. BMT Settlement is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. BMT Settlement is a limited partner in the Limited Partnership with Commonwealth Land Transfer Company. During 2004, BMT Settlement earned $112,000 in revenues. BMT Settlement had no employees as of December 31, 2004.

SOURCES OF THE CORPORATION’S REVENUE

The following table shows, for a five-year period, the percentage of consolidated revenues from continuing operations by major source generated by the Corporation’s subsidiaries from the activities indicated below.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Commercial Loans	16%	15%	15%	22%	24%
Mortgage and Construction Loans	30	26	27	19	18
Consumer Loans	4	4	7	13	17
Home Equity/Line of Credit	9	6	4	4	4
Securities	2	2	2	3	4
Federal Funds Sold	—	—	—	1	1

Total Interest Income	61	53	55	62	68
Wealth Management Services	20	17	16	18	19
Net gain on sale of loans	6	18	18	10	3
Other Income *	13	12	11	10	10

Total Revenues *	100%	100%	100%	100%	100%

*

Revenues were generated by the Bank, BMT Settlement and Insurance Counsellors in 2004 and 2003. Revenues were generated by the Bank, BMT Settlement, Insurance Counsellors, and BM Brokerage in 2002. Revenues were generated by the Bank, Insurance Counsellors, Bryn Mawr Asset Management, Inc. (“BMAM”), Bryn Mawr Advisors, Inc. (“BMA”) and BM Brokerage in 2001 and 2000. The 2004 total revenues generated by BMT Settlement and Insurance Counsellors were .6% and .2%, respectively.

The 2003 total revenues generated by BMT Settlement and Insurance Counsellors were .7% and .6%, respectively. The 2002 total revenues generated by BMT Settlement, Insurance Counsellors and BM Brokerage were .6%, .6% and .3%. The 2001 total revenues generated by, BMAM, Insurance Counsellors and BM Brokerage were .2%, .5% and .4%, respectively. Of the Corporation’s total revenues generated in 2000, BMAM, BMA, Insurance Counsellors and BM Brokerage, respectively produced 1.8%, 1.8%, .4%, and .2% thereof.

STATISTICAL INFORMATION

The statistical information required in this Item I is incorporated by reference to the information appearing in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, as follows:

Disclosure Required by Industry Guide 3	Reference to the Corporation’s 2004 Annual Report (Financial Section)
I. Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential

A. Average balance sheets, interest - income and expense; average rates earned/paid	Analyses of Interest Rates and Interest Differential (page 10)

B. Rate/Volume Differentials	Rate/Volume Analyses (page 11)

C. Non-Accrual Policy	Loan Portfolio and Non - performing Asset Analysis (page 16)

D. Interest Rate Sensitivity Analysis	Interest Rate Sensitivity Analysis. (page 20)

Disclosure Required by Industry Guide 3	Reference to the Corporation’s 2004 Annual Report (Financial Section)
II. Investment Portfolio

A. Book Values	Notes to Consolidated Financial statements, Note3 (page 33)

B. Maturities	Notes to Consolidated Financial Statements, Note3 (page 33)

III. Loan Portfolio

A. Types of Loans	Loan Portfolio (page 15)

B. Maturities and Sensitivity to changes in Interest Rates	Loan Portfolio–Maturity Distribution (page 15) Interest Rate Sensitivity Analysis (page 21)

C. Non-Performing Assets	Nonperforming Assets (page 16)

IV. Summary of Loan Loss Experience

A. Analysis of Loss Experience	Allowance for Loan Losses (page 12)

B. Allocation of Allowance for Loan Losses	Allocation of the Allowance for Loan Losses (page 12)

V. Deposits

A. Average Deposits	Average Daily Balances of Deposits (Page 18)

B. Maturity tables and outstanding balances, deposits $100,000 or more	Maturity of Certificates of Deposit of $100,000 or Greater (page 18)

VI. Return on Equity and Assets	Selected Financial Data (page 1)

Financial Information About Segments

The financial information concerning the Corporation’s business segments is incorporated by reference to pages 7 through 9 of the

Corporation’s Annual Report to the shareholders for the year ended December 31, 2004 and Note 21, page 43, Segment Information, to the financial statements accompanying that Annual Report.

COMPETITION

The Corporation’s principal purpose is to hold the stock of the Bank and the Corporation’s other subsidiaries. Therefore, there is presently neither a market area nor competition for the Corporation since it does not conduct competitive business activity other than through its subsidiaries.

The Bank’s market area is primarily located in portions of Delaware, Montgomery, Chester and Philadelphia Counties in southeastern Pennsylvania. The greatest concentration of activity is within a limited radius of Bryn Mawr, Pennsylvania, the site of the Bank’s main banking office. The Bank has seven full service branch offices located in Bryn Mawr, Havertown, Wayne, Wynnewood, Paoli, West Conshohocken and Newtown Square, Pennsylvania. In addition, there are seven limited service facilities located in life care communities in Waverly Heights, Martins Run, the Quadrangle, Beaumont at Bryn Mawr, Bellingham, White Horse Village and Rosemont Presbyterian Village. The Bank plans to open its eighth full service branch in Exton, Chester County, Pennsylvania during the first quarter 2005. All facilities are located in Montgomery, Chester or Delaware Counties.

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

JWR&Co’s assets were sold effective June 30, 2003 and therefore, its operations were discontinued.

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

Shareholder Rights Plan

The Corporation adopted a Shareholder Rights Plan to enhance and protect the value of the shareholders’ investment in the Corporation and discourage unfair or financially inadequate takeover proposals and abusive takeover practices. The Plan provides for distribution of rights to purchase shares of the Corporation’s common stock. The rights would be distributed to shareholders as a dividend at a rate of one right for each share of common stock held by shareholders of record. The rights will be exercisable only if a person or group acquires beneficial ownership of twenty percent or more of the Corporation’s common stock.

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

The Sarbanes-Oxley Act generally applies to all domestic companies, such as the Corporation, that file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended. Furthermore, the Sarbanes-Oxley Act includes very significant additional disclosure requirements and new corporate governance rules, which required the SEC, the securities exchanges and the NASDAQ stock market to adapt extensive additional disclosures, corporate governance provisions and other related rules as well as mandating that studies of certain significant issues be made by the SEC and the U.S. Comptroller General.

The Sarbanes-Oxley Act addresses, among other matters, audit committees; certification of financial statements by the chief executive officer and the chief financial officer; forfeiture of bonuses and profits made by directors and senior officers in the twelve (12) month period covered by restated financial statements; a prohibition on insider trading during pension blackout periods; disclosure of off-balance sheet transactions; a prohibition applicable to companies, other than federally insured financial institutions, on personal loans to their directors and officers; expedited filing of reports concerning stock transactions by a company’s directors and executive officers; the formation of a public accounting oversight board; auditor independence; and increased criminal penalties for violation of certain securities laws.

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

As required by section 404 of the Sarbanes Oxley Act of 2002 (“SOX-404”), during 2004, the Corporation undertook a project to determine (1) what internal controls for public financial reporting were in place and (2) what additional internal controls needed to be implemented in order to gain assurance that the Corporation properly presents its financial statements and related footnotes, under generally accepted accounting principals of the United States (“GAAP”). To accomplish this task, the Corporation hired an independent consultant, experienced in complying with SOX-404, to assist management in completing the project and thereby enabling the chief executive officer and chief financial officer to certify whether or not there were any significant deficiencies or material weaknesses in the internal controls, established to assure that the financial statements were prepared under GAAP.

KPMG LLP (“KPMG”), the Corporation’s Independent Registered Public Accounting Firm, has issued an attestation report that management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in their opinion, KPMG stated that the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO. The cost of this project for 2004 amounted to $470,000. It is anticipated that future costs to comply with SOX-404 will be less than the year of adoption.

This series of actions described above by the Corporation’s and the Bank’s management compliments and improves the Corporation’s long-standing committees, particularly the Audit Committees and Risk Management Committees of the Boards of the Corporation and the Bank, as well as, the adoption of a charter by the nominating committees of the Corporation’s and the Bank’s Board of Directors and the Corporation’s and Bank’s structures and processes which have consistently provided an invaluable tool for strengthening internal controls, communications and disclosure of necessary information to those who must know and use it. In 2004, the Corporation created the position of Lead Independent Director. A description of the responsibilities and duties of the Lead Independent Director are incorporated by reference to page 3 of the definitive proxy statement of the Corporation filed on March 8, 2004 with the SEC pursuant to Regulation 14A.

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

Government Policies and Future Legislation

As the enactment of the FSA and the Sarbanes-Oxley Act confirm, from time to time, various proposals are made in the United States Congress as well as Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banks and financial organizations. Among current proposals of significance to the Corporation or its subsidiaries are the continued liberalization of the restrictions on the acquisitions of out-of-state banks by bank holding companies, the expansion of the powers of banks and thrift institutions, the liberalization of the restrictions upon the activities in which bank holding companies may engage, the imposition of limitations on service charges, elimination of the prohibition of paying interest on business deposit accounts, certain consumer legislation and the requirement to provide certain basic banking services. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of the Corporation or its subsidiaries, especially the Bank.

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

The rules and regulations, discussed above, which implement the Sarbanes-Oxley Act had a significant economic impact on the compliance cost of the Corporation and all publicly traded companies. It is not possible to assess the future impact on the Corporation or the Bank of any of the foregoing regulations and proposed regulations.

From time to time enactment of legislation or promulgation of regulations may impact the business of the Bank and its affiliates. It cannot be predicted whether such legislation or regulations will be adopted, and if adopted, how these would affect the Bank and its affiliates.

Subsidiaries of the Corporation

The non-bank subsidiaries of the Corporation are also subject to regulation and inspection by the Federal Reserve Board and must file periodic reports with the Federal Reserve Board.

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

The Bank:

Current Banking Office	Address	Date Acquired or Opened
Main Office and Principal Place of Business (owned)	801 Lancaster Avenue Bryn Mawr, PA 19010	1889

Branch Office/Operations Center (owned)	330 E. Lancaster Avenue Wayne, PA 19087	1985

Branch Office/Admin. Office (owned)	18 W. Eagle Road Havertown, PA 19083	1987

Current Banking Office	Address	Date Acquired or Opened
Branch Office (owned)	312 E. Lancaster Avenue Wynnewood, PA 19096	1979

Branch Office (owned)	N.E. Corner of Lancaster and Greenwood Avenues Paoli, PA 19301	1986

Branch Office (leased) Through July 31, 2007	One Tower Bridge (1) West Conshohocken, Pa 19428	1995

Branch Office (leased) month to month basis	The Quadrangle (2) 3300 Darby Road Haverford, PA 19041-1095	1989

Branch Office (leased) month to month basis	Waverly Heights, Ltd. (2) Life Care Community Gladwyne, PA 19035	1986

Branch Office (leased) month to month basis	Martins Run (2) Life Care Community 11 Martins Run Media, PA 19063	1987

Branch Office (leased) Through Oct 31, 2004 Month to month basis	Bellingham (2) 1615 East Boot Road West Chester, PA 19380	1991

Branch Office (leased) Year to year basis	Beaumont at Bryn Mawr (2) Retirement Community Bryn Mawr, PA 19010	1995

Office Space (leased) through March 1, 2028	2&6 Bryn Mawr Avenue (5) Bryn Mawr, Pa. 19010	1999

Branch Office (leased) Month to month basis	White Horse Village (2) 535 Gradyville Road Newtown Square, PA.	2000

Current Banking Office	Address	Date Acquired or Opened
Branch Office (leased) Through January 31, 2007	Rosemont Presbyterian Village (2) 404 Cheswick Place Rosemont, PA 19010-1251	2002

Branch Office (leased) Leased through April 1, 2012	3601 West Chester Pike (6) Newtown Township, Delaware County, PA 19073	2002

Branch Office (leased) Leased through March 31, 2014	Brentwood Shoppes (7) 224 North Pottstown Pike Exton, PA 19341	2004

*	Leases automatically renew annually unless terminated by either party.

The Corporation:

Other Facilities	Address	Date Acquired or Opened
Walk-in Lobby, Drive-up Windows, Meeting Room (owned)	813 Bryn Mawr Avenue (3) Bryn Mawr, PA 19010	1988

Office Building (owned)	10 Bryn Mawr Avenue (4) Bryn Mawr, PA 19010	1988

(1)	This branch is on the lobby level of an office building and has been established to primarily meet the needs of the occupants of the office building and the surrounding community. There is an automatic teller machine located within the facility. The lease is for 705 square feet and expires on July 31, 2007.

(2)	This branch office has been established primarily to meet the needs of the residents of the Life Care Community in which it is located.

(3)	This property is contiguous to the Bank’s main office, originally housed a gas station, which was demolished. This property houses a walk-in lobby, expanded drive-up facility and a meeting room, and was put in service in August, 1990.

(4)	This property became the new location of the Bank’s Wealth Management Division, in mid-December, 1989.

(5)	This lease is for 24,800 square feet of office space to house the support staff which was formerly located in the Bank’s main office at 801 Lancaster Avenue. The support areas currently located at this location are Audit, Human Resources, Marketing, Corporate Sales, Loan Operations and Comptrollers.

(6)	The lease is for a parcel of real property on which the Bank constructed a full service bank branch office consisting of a building of thirty seven hundred square feet and two drive through lanes. The lease provides the Bank the option of renewing the lease, after the initial ten year period, for an additional nineteen years, in three five year increments and one four year increment.

(7)	The lease is for a parcel of real property on which the Bank renovated an existing full service bank branch into an upgraded full service bank branch office consisting of the building of twenty six hundred square feet and three drive through lanes. The lease is for an initial ten year period and, with one ten year option and one nine year eleven month option to renew.

ITEM 3.	LEGAL PROCEEDINGS

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

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Price Range of Shares” on page 15 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

5c.

During the fourth quarter of 2004, the Corporation maintained, and continues to maintain, one stock repurchase program. The following table presents the repurchasing activity of this program during the fourth quarter of 2004:

ISSURER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Month #10 Oct. 1, 2004 – Oct. 31, 2004	—	$0	—	134,494
Month #11 Nov. 1, 2004 – Nov. 30, 2004	—	$0	—	134,494
Month #12 Dec. 1, 2004 – Dec. 31, 2004	—	$0	—	134,494
Total	—	$0	—	134,494

Notes to this table:

(1)	On October 17, 2002 the Board of Directors of the Corporation authorized a stock repurchase program, effective in January 2003. This stock repurchase program is the only stock repurchase program presently in effect (the “Program”). This Program was publicly announced in a press release, also issued on October 17, 2002.

(2)	The Corporation was authorized to repurchase an amount of Corporation stock, not to exceed the lesser of $7,500,000 or 4% of the then outstanding shares of common stock, which, after the effect of the two-for-one stock split, effective October 1, 2003, amounted to 348,094 shares. During 2004, under the Program, the Corporation repurchased 114,600 shares of Corporation stock, having an average cost of $22.46 per share.

(3)	The Program will expire on December 31, 2007.

(4)	No stock repurchase programs expired during the period covered by the table.

(5)	The Corporation presently has no plans for an early termination of the Program.

(6)	All shares were purchased through the Program and were accomplished in open-market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial Data” on page 1 of the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis” on pages 2 to 23 of the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The financial information required by this item 7A is incorporated by reference to page 19, Off-Balance Sheet Commitments and Contractual Cash Obligations, page 20, Asset and Liability Management, Interest Rate Sensitivity; page 20, the Table of Interest Rate Sensitivity as of December 31, 2004, and page 21, Liquidity in the financial section of the Corporation’s Annual Report to the shareholders for the year ended December 31, 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the auditor’s report thereon and supplementary data required by this Item 8 are incorporated by reference on pages 25 to 29 respectively, of the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 19, 2003, the Corporation retained KPMG LLP (‘KPMG”) as its new independent registered public accounting firm to audit the Corporation’s financial statements for the fiscal year ended December 31, 2004. PricewaterhouseCoopers LLP (“PwC”) continued to serve as the Corporation’s independent registered public accounting firm for the fiscal year ended December 31, 20032. The decision to change independent registered public accounting firms was made by the Audit Committee of the Corporation.

The reports of PwC on the financial statements for the past two fiscal years contain no adverse opinions or disclaimer of opinion and were

[2]	PwC did audit the Corporation’s Thrift and Savings Plan and the Corporation’s Pension Plan and perform the Common Trust Fund and USAP audits for the Corporation’s subsidiary, The Bryn Mawr Trust Company, for the fiscal year ended December 31, 2003.

not qualified or modified as to their uncertainty, audit scope or accounting principle.

During each of the fiscal years ended December 31, 2002 and 2003, and the subsequent interim period through March 15, 2004, there were no disagreements between the Corporation and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC would have caused it to make reference to the subject matter of the disagreements in connection with its reports; and there were no “reportable events” as that term is defined in Item 304 (a)(1)(v) of Regulation S-K occurring within the Corporation’s two most recent fiscal years and identified through the date of this Report.

The Corporation provided PwC with a copy of the foregoing disclosures and requested that PwC review such disclosures and provide a letter addressed to the SEC stating whether they agreed with such statements. A copy of PwC’s letter response to such request was attached to the Corporation’s 8-K/A filed with the SEC on March 15, 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II and Chief Financial Officer, Joseph W. Rebl, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2004, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

Changes in Internal Control over Financial Reporting

As of the date of this Report, there have not been any significant changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The information required in this Item 9A is incorporated by reference to page 23 of the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

Report of Independent Registered Public Accounting Firm

The information required in this Item 9A is incorporated by reference to page 24 of the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Corporation is incorporated by reference on pages 2 through 9 of the definitive proxy statement of the Corporation filed on March 8, 2005 with the SEC pursuant to Regulation 14A.

The Committees of the Corporation’s Board of Directors are incorporated by reference on pages 3 through 6 of the definitive proxy statement of the Corporation fled on March 8, 2005 with the SEC pursuant to Regulation 14A.

Each member of the Audit Committee is independent and financially literate as defined by NASDAQ. The Board of Directors of the Corporation has determined that James J. Smart is a financial expert as defined by SEC regulations.

The Boards of Directors of the Corporation and the Bank have determined that all of its members are independent and meet the independence requirements of The NASDAQ Stock Market (“NASDAQ”), except for Frederick C. Peters, II. Because Mr. Peters is the President and Chief Executive Officer

of the Corporation and the Bank, he is not independent as defined by NASDAQ. Mr. Peters also serves as Chairman of the Corporation and the Bank.

Executive Officers of the Corporation and the Bank. Below is certain information with respect to the executive officers of the Corporation and Bank as of February 24, 2005:

NAME	AGE AS OF FEBRUARY 24, 2005	OFFICE WITH THE CORPORATION AND/OR BANK
Frederick C. Peters II	55	President and Chief Executive Officer and Chairman of Corporation and Bank

Alison E. Gers	47	Executive Vice President of Bank - Administration and Operations

Joseph G. Keefer	46	Executive Vice President of Bank - Chief Lending Officer

John Pickering	49	Executive Vice President - Wealth Management Division

Joseph W. Rebl	60	Treasurer of Corporation and Executive Vice President, Treasurer & Chief Financial Officer of Bank

Robert J. Ricciardi	55	Secretary of Corporation and Executive Vice President and Secretary of the Bank, Chief Credit Policy Officer

Mr. Peters was elected President and Chief Executive Officer and a Director of the Corporation and the Bank on January 22, 2001. Mr. Peters was elected the Chairman of the Board of the Bank and Corporation, effective August 5, 2002. Prior to that, Mr. Peters was founder, President and Chief Executive Officer of the 1st Main Line Bank, a division of National Penn Bank, from May 1995 to January 2001. From 1985 to 1995, Mr. Peters was the founding President and Chief Executive Officer of National Bank of the Main Line. Prior to 1985, Mr. Peters was employed by Industrial Valley Bank as a Regional Vice President in a lending capacity. In January 2004, Mr. Peters took over the management of sales and marketing in the Wealth Management Division, until April 2004, when John Pickering assumed management responsibility for the Wealth Management Division.

Ms. Gers was employed by the Bank as Senior Vice President-Marketing in May 1998. In February 2001, Ms. Gers was designated Executive Vice President of the Bank, having responsibility for marketing, administrative services and operations. Prior to her employment by the Bank, she was Executive Vice President of CoreStates Bank, NA from July 1995 until May 1998, having responsibility for retail and small business marketing, advertising and product development, and prior to that Senior Vice President in charge of retail product management from 1993 to 1995. From February 1988 until August 1992, Ms. Gers was Senior Vice President of Home Unity Savings Bank, having responsibility for retail banking. From January 1986 to October 1987, she was Marketing Director for Colonial Penn Group. From February 1983 until January 1986, she was Product Manager for third party life and health insurance products for National Liberty Marketing. In January 2004, Ms. Gers, took over the management of the day to day operations of the Wealth Management Division, until April 2004, when John Pickering assumed management responsibility for the Wealth Management Division.

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

Mr. Pickering was appointed Executive Vice President of the Bank in charge of the Wealth Management Division on April 12, 2004. From January, 2001 through April 2004, Mr. Pickering was a Managing Director with Brown Brothers Harriman & Co. a private banking firm, and was responsible for the Americas Financial Institutions Department within the Global Custody Division. From March, 2002 through June, 2003, Mr. Pickering was also the Managing Director of Brown Brothers Harriman Investor Services, Ltd. in London. Prior to that, Mr. Pickering was a Senior Vice President at Brown Brothers Harriman in the Global Custody Division from July, 1998 through January, 2001. In addition to his management duties, Mr. Pickering was responsible for relationship management and business development for banking, custody and investment management clients.

Mr. Rebl was employed by the Bank and elected its Comptroller in 1981. He was elected Vice President and Comptroller in 1983 and Senior Vice President in 1987. Upon the formation of the Corporation in 1986, Mr. Rebl was elected Treasurer of the Corporation. In 1992, Mr. Rebl was designated the Bank’s Senior Vice President-Finance. In 1994, Mr. Rebl was designated Treasurer of the Bank. In 1999, Mr. Rebl was designated Chief Financial Officer of the Bank. In February 2001, Mr. Rebl was designated an Executive Vice President of the Bank. In December 2004, Mr. Rebl announced that he was retiring from the Bank and Corporation, effective April 22, 2005.

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

The information required by this Item 11 is incorporated by reference to pages 10 through 17 of the definitive proxy statement of the Corporation, filed with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information required to be disclosed for the Corporation’s Equity Compensation Plan.

Equity Compensation Table

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	652,784	$15.80	351,905
Equity compensation plans not approved by security holders	—	—	—
Total	652,784	$15.80	351,905

The Corporation has agreed to pay and its non-employee independent directors have agreed to accept payment of their annual $10,000 retainer compensation in the form of Corporation common stock, payable in April of each year at the market value of the stock on the day prior to day of payment. If all of the Corporation’s non-employee independent directors, including the directors elected at the annual meeting in April 2005, continue this compensation arrangement, for their 2005-2006 terms as directors, it is estimated, based on the per share $21.99 market price of the stock on December 31, 2004, that such directors, as a group, will receive an aggregate of 3,638 shares of the Corporation’s common stock as retainer compensation.

Additional information required by this Item 12 is incorporated by reference to page 2, and pages 8 and 9 of the Corporation’s definitive proxy statement, filed with the SEC pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or transactions required to be disclosed in this Item 13 pursuant to the instructions contained in the form for this report, as discussed on pages 16 and 17 of the Corporation’s definitive proxy statement, filed with the SEC pursuant to Regulation 14A.

ITEM 14.	PRINCIPLE ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to page 21 of the definitive proxy statement of the Corporation, filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits are filed as a part of this report.

EXHIBIT TABLE

3 - Articles of Incorporation and By-Laws

(A) (i)	Articles of Incorporation, effective August 8, 1986, are incorporated by reference to Form S-4 of the Registrant, No. 33-9001.

(ii)	Amendment to the Articles of Incorporation, effective April 23, 1998.

(iii)	Articles of Merger / Consolidation, effective April 1, 1999.

(B)	By-Laws of the Registrant, incorporated by reference as amended and restated January 20, 2000.

4 - Instruments defining the rights of security holders

(A)	Articles of Incorporation and By-Laws: See Item 3(A) & (B) above.

(B)	Shareholders Rights Plan: incorporated by reference to 8-K filed with the SEC on November 25, 2003.

10 - Material Contracts

(A)	The Bryn Mawr Bank Corporation Amended and Restated 1986 Stock Option and Stock Appreciation Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated march 14, 1994 and filed with the Commission as Appendix A to the proxy Statement on March 15, 1994.

(B)	License Agreement dated December 30, 1994, between Bryn Mawr Bank Corporation and FIServ Cir, Inc. is incorporated by reference to the Corporation’s 10-K, filed with the Securities and Exchange Commission on March 31, 1995.

(C)	The Bryn Mawr Bank Corporation Non-Employee Directors Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 10, 1995 and filed with the Commission as Appendix A to the Proxy Statement on March 10, 1995.

(D)	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 2, 1998 and filed with the Securities and Exchange Commission as Exhibit A to the Proxy Statement.

(E)	Agreement dated January 1, 1999 between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services Group, Inc., to provide brokerage support services to BM Brokerage is incorporated by reference to the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

(F)	Lease dated March 1, 1999 between The Bryn Mawr Trust Company and Anthony J. Marcozzi and The Real Viking, Inc. for the property and the buildings known as 2 and 6 Bryn Mawr Avenue. The term of this lease is for an initial period of twenty-nine years with the option to extend for one-ten year period with the same terms and conditions as the initial lease. The lease is hereby incorporated by reference to the Corporation’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.

(G)	Employment Agreement dated January 11, 2001 between Bryn Mawr Bank Corporation and Frederick C. Peters II is incorporated by reference to the Corporation’s From 10-K, filed with the Securities and Exchange Commission on March 30, 2001.

(H)	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 8, 2001 and filed with the Securities and Exchange Commission on March 8, 2001 as Appendix B to the Proxy Statement.

(I)	Addendum, dated August 15, 2001, to the License agreement between Bryn Mawr Bank Corporation and Fiserv Solutions, Inc. dated December 30, 1994 is incorporated by reference to the Corporation’s Form 10-K, filed with the SEC on March 30, 2002.

(J)	Agreement dated January 1, 2002 between The Bryn Mawr Trust Company and Robert L. Stevens, past Chief Executive Officer, to provide consulting services to the Bank through August 4, 2007 is hereby incorporated by reference to the Corporation’s Form 10-Q for the first quarter of 2002, filed with the SEC on May 14, 2002.

(K)	Lease dated April 1, 2002 between The Bryn Mawr Trust Company and Radnor Chase Cronies for the property and improvements at 3601 West Chester Pike, Newtown Township, Delaware County, Pennsylvania, is incorporated by reference to the Corporation’s Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

(L)	Amendment dated August 8, 2002 to the Agreement between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services, Group, Inc. dated January 1, 1999 and incorporated by reference to the Corporation’s Form 10-K filed with the SEC on March 30, 1999, to include The Bryn Mawr Trust Company as Subscriber to the original contract is incorporated by reference to the Corporation’s Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

(M)	Letter agreement between The Bryn Mawr Trust Company and John Pickering, dated March 24, 2004, describing the terms of his employment by the Bank.

(N)	Bryn Mawr Bank Corporation 2004 Stock Option Plan is incorporated by reference to the Form S-8, filed with the Securities and Exchange Commission on March 15, 2004.

(O)	Master Services agreement dated September 16, 2003, effective August 1, 2004 and an amendment to the master services agreement dated March 2, 2004, between SEI Investment Management Corporation and The Bryn Mawr Trust Company to provide data processing services for the Bank’s trust accounts.

(P)	Agreement dated September 16, 2003, effective August 1, 2004, between The Bryn Mawr Trust Company and SEI Private Trust Company, to provide mutual fund clearing services for the Bank’s trust customers.

(Q)	Lease dated March 16, 2004 between 100 Brentwood Associates, PPL and The Bryn Mawr Trust Company to lease real property located in Exton PA for the new location of the Bank’s Exton Branch.

13 - Annual Report to Security Holders

The Registrant’s 2004 Annual Report to Shareholders is attached herewith as Exhibit 13.

21 - Subsidiaries of the Registrant

Name	State of Incorporation
The Bryn Mawr Trust Company	Pennsylvania
Bryn Mawr Financial Services, Inc.	Pennsylvania
Bryn Mawr Advisors, Inc.	Pennsylvania
Insurance Counsellors of Bryn Mawr, Inc	Pennsylvania
Bryn Mawr Brokerage Co., Inc.	Pennsylvania
Joseph W. Roskos Co., Inc.	Pennsylvania
Bryn Mawr Asset Management, Inc.	Pennsylvania
BMT Settlement Services, Inc.	Pennsylvania
Bryn Mawr Finance, Inc.	Delaware

23 - Consent of Independent Registered Public Accounting Firms

.1 -	Consent of KPMG LLP filed herewith as Exhibit 23.1.

.2 -	Consent of PricewaterhouseCoopers LLP filed herewith as exhibit 23.2.

31 - Certification of Annual Report

.1 -	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2 -	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification Pursuant to 18 U.S.C. Section 1350

.1 -	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

.2 -	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99 – Additional Exhibits

(A)	Registrant’s Proxy Statement for its 2005 Annual Meeting to be held on April 19, 2005, was filed with the Securities and Exchange Commission on March 8, 2005 and is incorporated by reference as Exhibit 99(A).

(B)	Report of PricewaterhouseCoopers, independent auditors for years ended December 31, 2003 and 2002, dated February 27, 2004, attached hereto as Exhibit 99(B).

(b) INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

The report of Registered Public Accounting Firm, KPMG LLP, as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation for 2004 and related notes is incorporated by reference to page 25 of the Corporation’s 2004 Annual Report to Shareholders.

Consolidated Financial Statements and related notes are incorporated by reference to the financial section of the Corporation’s 2004 Annual Report to Shareholders, and may be found on the pages of said Report as indicated in the parenthesis:

Consolidated Balance Sheets, December 31, 2004 and 2003 (page 26)

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002 (page 27)

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002 (page 29)

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002 (page 29)

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 (page 28)

Notes to Financial Statements (pages 30 to 43)

Supplementary Data:

Quarterly Results of Operations are incorporated by reference to the information under the caption “Selected Quarterly Financial Data (Unaudited)”, in Note 19 on page 41 of the financial section of the Corporation’s Annual Report to Shareholders for the fiscal years ended December 31, 2004 and 2003.

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.

Exhibits:

For information regarding exhibits, including those incorporated by reference, see pages 63 through 68 of this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

(Registrant) Bryn Mawr Bank Corporation

By (Signature and Title)	/s/ JOSEPH W. REBL, Treasurer

Date March 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/S/ FREDERICK C. PETERS II Frederick C. Peters II	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2005

/S/ JOSEPH W. REBL Joseph W. Rebl	Treasurer (Principal Financial and Principal Accounting Officer)	March 3, 2005

Warren W. Deakins	Director	March , 2005

/S/ ANDREA F. GILBERT Andrea F. Gilbert	Director	March 3, 2005

William Harral, III	Director	March , 2005

NAME	TITLE	DATE

Wendell F. Holland	Director	March , 2005

/S/ FRANCIS J. LETO Francis J. Leto	Director	March 3, 2005

/S/ JAMES J. SMART James J. Smart	Director	March 3, 2005

B. Loyall Taylor, Jr.	Director	March , 2005

/S/ NANCY J. VICKERS Nancy J. Vickers	Director	March 3, 2005

/S/ THOMAS A. WILLIAMS Thomas A. Williams	Director	March 3, 2005

Commission File No. 0-15261

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

BRYN MAWR BANK CORPORATION