Form 10-Q
period 2005-03-31
BRYN MAWR BANK CORP
filed 2005-05-10
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2005

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, par value $1	8,560,346

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)

Unaudited

	Three Months Ended March 31
	2005	2004
Interest income:
Interest and fees on loans	$8,354	$7,178
Interest on federal funds sold	25	18
Interest on interest bearing deposits with banks	18	6
Interest and dividends on investment securities	274	250

Total interest and dividend income	8,671	7,452

Interest expense on deposits	1,294	1,083
Interest expense on borrowings	9	—

Total interest expense	1,303	1,083

Net interest income	7,368	6,369
Loan loss provision	187	187

Net interest income after loan loss provision	7,181	6,182

Non-interest Income
Fees for trust services	2,610	2,554
Service charges on deposits	395	476
Other service charges, commissions and fees	473	659
Net gain on sale of loans	458	1,372
Net gain on sale of mortgage servicing rights	—	1,073
Other operating income	478	440

Total non-interest income	4,414	6,574

Non-interest expenses:
Salaries and wages	3,507	3,949
Employee benefits	1,141	1,174
Occupancy and bank premises	556	507
Furniture, fixtures, and equipment	460	434
Amortization of mortgage servicing rights	189	193
Other operating expenses	1,531	1,864

Total non-interest expenses	7,384	8,121

Income before income taxes	4,211	4,635
Applicable income taxes	1,409	1,615

Net income	$2,802	$3,020

Total basic earnings per share	$0.33	$0.35

Total diluted earnings per share	$0.32	$0.34

Dividend declared per share	$0.10	$0.10

Weighted-average basic shares outstanding	8,591,622	8,643,205
Dilutive potential shares	162,643	200,671

Adjusted weighted-average diluted shares	8,754,265	8,843,876

The accompanying notes are an integral part of the unaudited consolidated financial statements.

*	Except for share and per share data.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$31,536	$26,526
Interest bearing deposits with banks	598	15,293
Federal funds sold	7,041	13,423
Investment securities available for sale, at market (amortized cost of $35,722 and $35,654 as of March 31, 2005 and December 31, 2004 respectively)	35,156	35,441
Loans:
Consumer	9,407	10,291
Commercial	183,862	186,923
Real estate	365,265	358,675
Loans held for sale, at fair market value	4,287	8,708

Total loans	562,821	564,597
Less: Allowance for loan losses	(7,125)	(6,927)

Net loans	555,696	557,670

Premises and equipment, net	14,442	14,162
Accrued interest receivable	2,884	2,579
Deferred federal income taxes	303	(3)
Mortgage servicing rights	3,114	3,172
Other assets	12,781	14,683

Total assets	$663,551	$682,946

Liabilities

Deposits:
Demand, noninterest-bearing	$136,276	$147,236
Savings, NOW, Market Rate	315,473	343,259
Time	131,435	110,470

Total deposits	583,184	600,965

Accrued interest payable	1,474	2,878
Other liabilities	6,983	7,865

Total liabilities	591,641	611,708

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,189,882 and 11,172,582 shares as of March 31, 2005 and December 31, 2004, respectively and outstanding of 8,556,258, and 8,597,958 as of March 31, 2005 and December 31, 2004, respectively	11,190	11,172
Paid-in capital in excess of par value	7,323	7,112
Accumulated other comprehensive income, net of taxes	(518)	(288)
Retained earnings	77,121	75,179

	95,116	93,175

Less: Common stock in treasury at cost — 2,633,624 and 2,574,624 shares as of March 31, 2005, December 31, 2004, respectively	(23,206)	(21,937)

Total shareholders’ equity	71,910	71,238

Total liabilities and shareholders’ equity	$663,551	$682,946

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

Unaudited

	Three Months Ended March 31
	2005	2004
Operating activities:
Income from operations	$2,802	$3,020
Adjustments to income from operations to net cash (used) provided by operating activities:
Provision for loan losses	187	187
Provision for depreciation and amortization	356	331
Loans originated for resale	(38,354)	(45,613)
Proceeds from loans sold	34,308	52,142
Gain on sale of loans	(458)	(1,371)
Gain on sale of mortgage servicing rights	—	(1,073)
Provision for deferred income taxes (benefit)	(303)	(596)
Change in income taxes payable/refundable	1,215	—
Change in accrued interest receivable	(305)	(64)
Change in accrued interest payable	(1,404)	(100)
Mortgage servicing rights	58	1,175
Other	33	(155)

Net cash (used) provided by operating activities	(1,865)	7,883

Investing activities:
Purchases of investment securities	(1,250)	(5,508)
Proceeds from maturity and calls of fixed income securities	1,279	8,693
Loan (originations) repayments, net	6,292	(33,344)
Purchases of premises and equipment	(608)	(636)
Purchase of OREO property	(234)	—

Net cash (used) provided by investing activities	5,479	(30,795)

Financing activities:
Net (decrease) increase in demand and savings deposits	(38,746)	31,942
Net increase in time deposits	20,965	3,403
Dividends paid	(860)	(865)
Purchases of treasury stock	(1,269)	(1,813)
Proceeds from issuance of common stock	229	230

Net cash (used) provided by financing activities	(19,681)	32,897

(Decrease) Increase in cash and cash equivalents	(16,067)	9,985
Cash and cash equivalents at beginning of period	55,242	46,295

Cash and cash equivalents at end of period	$39,175	$56,280

Supplemental cash flow information:
Income taxes paid	$24	$(629)
Interest paid	$2,707	$1,183

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Dollars In Thousands) Unaudited
	Three Months Ended March 31
	2005	2004
Net Income	$2,802	$3,020
Other comprehensive income:
Unrealized holding (losses) gains on available-for-sale securities	(353)	91
Deferred income tax (benefit) expense on unrealized holding (losses) gains on available for sale securities	124	(33)

Comprehensive net income	$2,573	$3,078

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 AND 2004

(Unaudited)

1. Basis of Presentation:

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim period presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements notes thereto in the Bryn Mawr Bank Corporation (“Corporation”) 2004 Annual Report on Form 10-K. The Corporation’s consolidated financial condition and results of operations consist almost entirely of The Bryn Mawr Trust Company’s (the “Bank”) financial condition and result of operations.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2. Earnings Per Common Share:

The Corporation follows the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share”. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average, actual shares and per share information in these financial statements have been adjusted retroactively for the effect of stock dividends and splits. The reconciliation of the numerators and denominators of the basic and diluted EPS follows:

	Three Months Ended March 31,
	2005	2004
Net Income (in thousands)	$2,802	$3,020

Weighted-Average basic shares outstanding	8,591,622	8,643,205
Dilutive potential shares	162,643	200,671

Adjusted weighted-average diluted shares	8,754,265	8,843,876

Basic earnings per share	$.33	$.35
Diluted earnings per share	$.32	$.34

Form 10-Q

3. Loan Loss Provision

The loan loss provision charged to operating expenses is driven by a systematic formula and those factors which, in Management’s judgment, deserve current recognition in estimating loan losses including the evaluation of the loan portfolio and the Corporation’s past loan loss experience. The allowance for loan losses is an amount that Management believes will be adequate to absorb losses inherent in existing loans. In addition, the Corporation’s primary regulators, as an integral part of their examination process, may require adjustments to the allowance for loan losses.

4. Stock Based Compensation

The Corporation applies APB Opinion 25 and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recognized for the Stock Option Plan. Had compensation for the Corporation’s Stock Option Plan been determined based on the fair value at the grant date for awards consistent with the optional provisions of SFAS No. 123R, “Accounting for Stock Based Compensation”, the Corporation’s net income and earnings per share would have been reduced in the proforma amounts indicated below:

	For The Three Months Ended March 31:
(in thousands except for per share data)	2005	2004
Net income – as reported	$2,802	$3,020
Stock based compensation cost, net of related taxes	92	80

Net income – proforma	$2,710	$2,940

Basic earnings per share – as reported	$0.33	$0.35
Diluted earnings per share – as reported	$0.32	$0.34
Basic earnings per share – proforma	$0.32	$0.34
Diluted earnings per share – proforma	$0.31	$0.33

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first quarter of 2004: Dividend yield of 1.76%, expected volatility of 21%, expected life of six years and risk-free interest rate of 3.90%. There were no options granted in the first quarter of 2005.

Form 10-Q

In April of 2005, the Financial Accounting Standards Board (FASB) revised SFAS No. 123(R) “Share Based Payment an Amendment of FASB No. 123 and APB No. 95” that addresses the accounting for share based payment transactions. Prior to this revision, the effective date would have been for fiscal years and interim periods beginning after June 15, 2005. The new effective date is for fiscal years beginning after December 15, 2005. The Corporation will adopt SFAS 123(R) beginning with the first quarter of 2006. It is expected that the adoption of SFAS 123 (R) will reduce net income in 2006 by approximately $180 thousand.

5. Pension and Other Postretirement Benefit Plans

The Corporation sponsors two pension plans and a postretirement benefit plan for certain employees.

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months ended March 31, 2005 and 2004:

	Pension Benefits		Post Retirement Benefits
	2005	2004	2005	2004
Service cost	$328	$284	$6	$5
Interest cost	416	393	50	47
Expected return on plan assets	(544)	(484)	—	—
Amortization of transition obligation	—	—	6	6
Amortization of prior service costs	32	32	—	—
Amortization of net (gain) loss	111	71	50	46

Net periodic benefit cost	$343	$296	$112	$104

As stated in the Corporation’s 2004 Annual Report, the Corporation does not anticipate any minimum funding requirement for its defined benefit pension plan for 2005 but is expected to contribute approximately $129 thousand to the SERP plan for 2005. As of March 31, 2005, no contributions have been made to either of the pension plans.

6. Segment Information

SFAS No. 131, “Segment Reporting”, identifies operating segments as components of an enterprise which are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in SFAS No. 131 to the results of its operations.

The Corporation’s Banking segment consists of commercial and retail banking. The Banking segment is

Form 10-Q

managed as a single strategic unit which generates revenues from a variety of products and services. The banking segment generates interest income from its lending and investing activities and is dependent on the gathering of lower cost deposits from its branch network for funding, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including service charges on deposit accounts, overdraft fees and interchange revenue associated with its Visa Check Card offering.

The Wealth Management segment has responsibility for all fiduciary activities within the Corporation, including investment management, trust administration, employee benefit administration, tax services and custodial services. This segment includes revenues and related expenses from an investment management agreement with another community bank.

The Mortgage Banking segment includes the origination of residential mortgage loans and the sale and servicing of such loans to the secondary mortgage market. This segment also includes the Corporation’s title insurance and joint mortgage origination activity with a real estate brokerage organization.

The “All Other” segment includes general corporate activities such as shareholder relations costs, NASDAQ fees and the annual meeting of shareholders. This segment also includes revenues and expenses from the Corporation’s insurance agency activities.

The Banking, Wealth Management, and Mortgage Banking segments consolidate and roll up through the Bank.

Segment information for the three months ended March 31, 2005 and 2004 is as follows:

(Dollars in thousands)

	2005
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$7,348	$—	$—	$20	$7,368
Less Loan loss provision	187	—	—	—	187

Net interest income after loan loss provision	7,161	—	—	20	7,181
	—	—	—	—	—

Net interest income after loan loss provision and eliminations	7,161	—	—	20	7,181
Other income:
Fees for investment management and trust services	—	2,610	—	—	2,610
Gain on sale of MSR’s	—	—	—	—	—
Other income	848	45	845	66	1,804

Total other income	848	2,655	845	66	4,414
Other expenses:
Salaries and benefits	3,208	1,127	248	65	4,648
Occupancy	835	154	58	(31)	1,016
Mortgage servicing rights amortization	—	—	189	—	189
Other operating expense**	1,107	257	129	38	1,531

Total other expense	5,150	1,538	624	72	7,384

Segment profit (loss) before income taxes	2,859	1,117	221	14	4,211
Intersegment (revenues) expenses *	85	45	—	(130)	—

Segment profit (loss) after eliminations	$2,944	$1,162	$221	$(116)	$4,211

% of segment profit (loss)	70%	28%	5%	(3)%	100%

	2004***
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$6,346	$—	$—	$23	$6,369
Less Loan loss provision	187	—	—	—	187

Net interest income after loan loss provision	6,159	—	—	23	6,182
	—	—	—	—	—

Net interest income after loan loss provision and eliminations	6,159	—	—	23	6,182
Other income:
Fees for investment management and trust services	—	2,554	—	—	2,554
Gain on sale of MSR’s**	—	—	1,073	—	1,073
Other income	917	37	1,927	66	2,947

Total other income	917	2,591	3,000	66	6,574
Other expenses:
Salaries and benefits	3,229	1,322	491	81	5,123
Occupancy	761	144	64	(28)	941
Mortgage servicing rights amortization	—	—	193	—	193
Other operating expense**	1,065	270	487	42	1,864

Total other expense	5,055	1,736	1,235	95	8,121

Segment profit (loss) before income taxes	2,021	855	1,765	(6)	4,635
Intersegment (revenues) expenses *	82	45	—	(127)	—

Segment profit (loss) after eliminations	$2,103	$900	$1,765	$(133)	$4,635

% of segment profit (loss)	45%	20%	38%	(3)%	100%

*-	Intersegment revenues consist of rental payments, insurance commissions and a management fee.
**-	Mortgage Banking segment salaries and benefits and other operating expenses for 2004 include $77 thousand and $188 thousand, respectively of expense related to the sale of mortgage servicing rights (“MSR’s”). No such sale of MSR’s occurred in the first quarter of 2005.
***-	Reclassified for comparative purposes.

7. Mortgage Servicing Rights

Mortgage servicing rights (“MSR’s”) are recorded as an asset when residential mortgages originated by the Corporation are sold with servicing rights retained by the Corporation. MSR’s represent the right to receive cash flows from servicing residential mortgage loans. The MSR’s are capitalized based on the relative fair value of the servicing right on the date the mortgage loan is sold. MSR’s are amortized in proportion to, and over the period of the estimated net servicing income. MSR’s are carried at the lower of cost or estimated fair value. The Corporation obtains an independent appraisal of the fair value of its MSR’s each quarter, which approximates the fair value expected in a sale between a willing buyer and a seller.

MSR’s are assessed quarterly for impairment based on the estimated fair value of those rights. As part of the quarterly impairment valuation, the MSR portfolio is stratified on the basis of certain predominant risk characteristics, including loan type and note rate. To the extent that the carrying value of the MSR’s exceeds estimated fair value for any stratum, a valuation allowance is established, which may be adjusted in the future as the estimated fair value of the MSR’s increase or decrease. This valuation allowance is recognized in the consolidated financial statements during the period in which the impairment occurs.

Form 10-Q

The following summarizes the Corporation’s activity related to MSR’s for the three months ended March 31, 2005 and 2004:

(In thousands)

	2005	2004
Balance, January 1	$3,172	$4,391

Additions	131	417
Amortization	(183)	(193)
Impairment	(6)	—
Sales	—	(1,399)

Balance, March 31	$3,114	$3,216

Fair Value	$4,395	$3,475

There was impairment of $6,000 in the MSR’s for the three months ended March 31, 2005. There was no impairment of MSRs nor change in the valuation alowance of MSRs for the three months ended March 31, 2004.

At March 31, 2005, key economic assumptions and the sensitivity of the current fair value of MSR’s to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(in thousands)	March 31, 2005
Fair value amount of MSR’s	$4,395
Weighted average life (in years)	4.5
Prepayment speeds (constant prepayment rate) (*):	16.70%
Impact on fair value:
10% adverse change	$(270)
20% adverse change	$(518)
Discount rate:	9.55%
Impact on fair value:
10% adverse change	$(146)
20% adverse change	$(283)

(*)	represents the weighted average prepayment rate for the life of the MSR asset.

Form 10-Q

These assumptions and sensitivities are hypothetical and should be used with caution. As the table also indicates, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSR’s is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which could magnify or counteract the sensitivities.

8. Impaired Loans

The Corporation identifies a loan as impaired when a borrower is deemed to be unable to meet the original terms of a loan. Impaired loans are not necessarily considered non-performing loans. Once a loan is delinquent for 90 days or more, it is considered both a non-performing and an impaired loan. Impaired loans at March 31, 2005 were $1.432 million. Except for certain consumer loans, all loans are placed on nonaccrual status when they become delinquent for 90 days or more and any outstanding accrued interest receivable on such loans is reversed from income. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. As of March 31, 2005, there were no impaired loans for which it was necessary to establish an impairment reserve. The Corporation recognizes income on an impaired loan under the cash basis when the loan is current and the collateral on the loan is sufficient to cover the outstanding obligation to the Corporation. If these factors do not exist, the Corporation will not recognize income on an impaired loan.

9. Capital

The Corporation declared its regular dividend of $0.10 per share, equal with $0.10 per share declared during the first three months of 2004, to shareholders of record on January 21, 2005, payable on March 1, 2005. This payment totaled $860,000. Additionally, a $0.10 per share dividend was declared to shareholders of record on April 19, 2005 payable June 1, 2005.

During the first three months of 2005, the Corporation repurchased 59,000 shares of its common stock for $1,268,480 at an average purchase price of $21.50 per share.

10. New Accounting Pronouncements - Stock Based Compensation

In April of 2005, the FASB revised SFAS No. 123(R) “Share Based Payment an Amendment of FASB No. 123 and APB No. 95”. See Note 4. Stock Based Compensation for additional information.

Form 10-Q

Item 2

Management’s Discussion and Analysis of Results of Operation and Financial Condition

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Exchange act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statement due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	any extraordinary event

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. The Bank is headquartered in Bryn Mawr, PA, a western suburb of Philadelphia. The Bank provides wealth management, community banking, residential mortgage lending and business banking services to its customers through eight full service branches and seven retirement community offices throughout Montgomery, Delaware and Chester counties. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation.

The goal of the Bryn Mawr Trust Company is to become the preeminent community bank and wealth management organization in the Philadelphia area.

Results of Operations

The following is Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future. These are unaudited financial statements and, as such, are subject to year end audit.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) applicable to the financial services industry. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ from these estimates.

The Corporation considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by Management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for

Form 10-Q

historical loss experience. The process also considers economic conditions, international events, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The Corporation recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net of operating loss carry forwards and tax credits. Deferred tax assets are subject to Management’s judgment based upon available evidence that future realization is more likely than not. If Management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

The Corporation considers the valuation of mortgage servicing rights (MSR’s) to be a critical accounting policy due to the complexity of the quarterly valuation process which is performed by an outside consultant based on data provided by Management. Changes in market interest rates, consumer behavior, demographic trends and other factors influence the value of mortgage servicing rights. See Note 7 in the accompanying unaudited financial statements for additional information.

The Corporation has not substantively changed any aspect of its overall approach in the application of the foregoing policies. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

Form 10-Q

Executive Overview

The Corporation had net income of $2.802 million for the first quarter of 2005 compared with last year’s first quarter net income of $3.020 million. Diluted earnings per share were $0.32 compared with $0.34 in the same period last year. In the first quarter of 2004, the Corporation sold mortgage servicing rights (MSR’s) that contributed $526 thousand to after tax income and increased diluted earnings per share $0.06. There were no sales of MSR’s in the first quarter of 2005. Net income and diluted earnings per share for the first quarter of 2004 excluding the after tax impact of the MSR’s sale would have been $2.494 million and $0.28 per share respectively. Excluding the impact of the MSR’s sale, 2005 first quarter net income increased $308 thousand or 12.3% and diluted earnings per share increased $0.04 or 14.3% over the same period last year.

Key financial performance ratios for the three months ended March 31, 2005 and 2004 excluding the effect of the MSR are shown in the table below:

	2005	2004
Return on average equity (ROE)	15.94%	15.02%
Return on average assets (ROA)	1.70%	1.64%
Efficiency Ratio	62.67%	66.19%
Net Interest Margin	4.78%	4.46%
Diluted Earnings Per Share	$0.32	$0.28
Dividend Per Share	$0.10	$0.10

See Table 1 below for a reconcilement of GAAP net income, diluted earnings per share, ROE, ROA and efficiency ratio to comparable data that excludes the MSR’s sale. Management believes that the presentation excluding the impact of the sale of MSR’s in the first quarter of 2004 provides useful supplemental information essential to the proper understanding of the operating results of the Corporation’s core business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies.

The increase in net income after excluding the impact of the sale of the MSR’s of $308 thousand was due to several factors including an increase in the net interest margin of 32 basis points to 4.78% for the three months ended March 31, 2005 from 4.46% in the same period last year, no increase in the provision for loan losses and control over operating expenses. Partially offsetting these positive influences on net income were reductions in residential mortgage originations and related revenue streams and lower than expected revenues from service charges on deposit accounts.

Asset quality remains strong at March 31, 2005 as nonperforming loans as a percentage of total loans were 25 basis points. This compares with 20 basis points at December 31, 2004 and 7 basis points at March 31, 2004. The allowance for possible loan losses was 1.27% at March 31, 2005 compared with 1.23% at December 31, 2004 and 1.29% at March 31, 2004. The provision for loan losses in the first quarter of 2005 was equal to the $187 thousand provision in the first quarter of 2004.

The Corporation anticipates that year-end 2005 earnings will compare favorably with 2004 results as the Corporation concentrates on core competencies of wealth management, business banking, residential mortgage lending and value added consumer banking.

The following table reconciles GAAP net income, diluted earnings per share, ROE, ROA, and the efficiency ratio to their respective presentation excluding the impact of the MSR’s sale.

Form 10-Q

Reconcilation of Non-GAAP Information

Three Month Period Ended March 31,

(dollars in thousands except per share data)

	Net Income		Change		Diluted Earnings Per Share		Change
	2005	2004	$	%	2005	2004	$	%
As reported	$2,802	$3,020	$(218)	(7.2)%	$0.32	$0.34	$(0.02)	(5.9)%
After tax effect of MSR sale[1]	—	(526)	$526	—	—	$(0.06)	—	—

Adjusted for sale	$2,802	$2,494	$308	12.3%	$0.32	$0.28	$0.04	14.3%

[1]	MSR gain was calculated as follows:

Revenues of $1.073 million, direct expense of $265 thousand and allocated income taxes of $282 thousand netting to $526 thousand.

	ROE		ROA		Efficiency Ratio
	2005	2004	2005	2004	2005	2004
As reported	15.94%	18.19%	1.70%	1.98%	62.67%	62.74%
After tax effect of MSR sale[1]	—	-3.17%	—	-0.34%	—	3.45%

Adjusted for sale	15.94%	15.02%	1.70%	1.64%	62.67%	66.19%

Net income is affected by five major elements: net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposit and borrowed funds; the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; other operating income which is made up primarily of certain fees, trust income, residential mortgage activities and gains and losses from sale of securities; other operating expenses, which consist primarily of salaries, employee benefits and other operating expenses; and income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

Net Interest Income and Related Assets and Liabilities

The rate volume analysis in the table below analyzes changes in net interest income for the three months ended March 31, 2005 over March 31, 2004 by its rate and volume components.

RATE/VOLUME ANALYSES

(in thousands)	Three Months Ended March 31, 2005 Compared to 2004
Increase/(Decrease)	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$1	$11	$12
Federal funds sold	(11)	18	7
Investment securities available for sale	34	(10)	24
Loans	724	452	1,176

Total interest income	750	469	1,219

Interest expense:
Savings deposits	48	52	100
Time deposits	96	17	113
Short term borrowings	4	3	7

Total interest expense	148	72	220

Interest differential	$602	$397	$999

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

ANALYSES OF INTEREST RATES AND INTEREST DIFFERENTIAL

	For The Three Months Ended March 31,
	2005			2004
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Cash and due from banks	$33,357	$—	—	$33,332	$—	—
Interest-bearing deposits with other banks*	3,147	18	2.32%	2,881	6	0.84%
Federal funds sold*	4,415	25	2.30%	7,964	18	0.91%
Investment securities available for sale:
Taxable*	30,182	233	3.13%	25,566	209	3.29%
Tax-exempt*	5,109	41	3.25%	5,151	41	3.20%

Total investment securities	35,291	274	3.15%	30,717	250	3.27%

Loans*	567,842	8,354	5.97%	514,833	7,178	5.59%
Less allowance for loan losses	(7,058)	—	—	(6,792)	—	—

Net loans	560,784	8,354	6.04%	508,041	7,178	5.67%
Other assets	32,697	—	—	30,446	—	—

Total assets	$669,691	$8,671	—	$613,381	$7,452	—

Liabilities:
Demand deposits, noninterest-bearing	$143,434	$—	—	$137,858	$—	—
Savings deposits**	326,547	562	0.70%	296,417	462	0.63%
Time deposits**	117,375	732	2.53%	101,224	619	2.46%

Total deposits	587,356	1,294	0.89%	535,499	1,081	0.81%
Short term borrowings**	1,250	9	2.92%	535	2	1.50%
Other liabilities	9,791	—	—	10,573	—	—

Total liabilities	598,397	1,303	—	546,607	1,083
Shareholders’ equity	71,294	—	—	66,774	—	—

Total liabilities and shareholders’ equity	$669,691	$1,303	—	$613,381	$1,083	—

Total earning assets*	$610,695	—	—	$556,395	—	—
Total interest-bearing liabilities**	$445,172	—	—	$398,176	—	—
Interest income to earning assets	—	—	5.76%	—	—	5.39%
Interest expense to earning assets	—	—	0.87%	—	—	0.78%
Net yield on interest-earning assets	—	—	4.89%	—	—	4.61%
Average effective rate paid on interest- bearing liabilities	—	—	1.19%	—	—	1.09%
Average effective cost on total deposits and short term borrowings	—	—	0.90%	—	—	0.81%
Net interest margin	—	—	4.78%	—	—	4.46%
Earning assets to interest-bearing liabilities	—	—	1.37%	—	—	1.40%

*	Indicates earning assets.
**	Indicates interest-bearing liabilities.

Net interest income for the first three months of 2005 of $7.368 million was $999 thousand or 15.7% higher than the net interest income for first three months of 2004 of $6.369 million. The analyses above indicate that increased loan volume along with the increase in rates were the primary drivers of the increase in net interest income. Average earning assets increased $54.3 million or 9.8% in the first quarter of 2005 compared to the same period in 2004. Average total loans grew $53.009 million or 10.3% while investments increased $4.574 million or 14.9% over 2004. During the first quarter of 2005, average investments were 5.8% of total earning assets compared to 5.5% during the same period in 2004

The average earning asset yield during the first quarter of 2005 of 5.80% was 40 basis points higher than the 5.40% during the same period in 2004. The rate paid on average deposits and other borrowings of 1.20% in 2005 was higher than the 1.10% in 2004. Average non-interest bearing demand deposits grew 4.0%, while savings and time deposits increased 10.2% and 16.4% respectively.

Net Interest Margin

The net interest margin for the first quarter of 2005 was 4.78%, a 32 basis point increase from the first quarter of 2004 of 4.46%. Net interest margin for the year ended December 31, 2004 was 4.46%. The quarterly net interest margin declined in the second quarter of 2004 compared to the first quarter before starting to recover in the

Form 10-Q

later part of 2004 as the impact of rising rates started to increase the yield on the Corporation’s variable rate loan portfolio faster than funding costs.

The Corporation anticipates that continued increases in interest rates will have a positive effect on the Corporation’s net interest margin in 2005. However, factors, such as competitive market conditions for deposit and competitive share driven loan pricing could impact the net interest margin.

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. Management’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the rate interest sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and repricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offering of loan and deposit terms and through borrowings from the Federal Home Loan Bank (“FHLB”).

The Corporation uses several tools to manage its interest rate risk including interest rate sensitivity analysis (aka “Gap Analysis”), market value of portfolio equity analysis, interest rate simulations under various rate scenarios and net interest margin reports. The results of these reports are compared to limits established by the Corporation’s Asset Liability Management Policies and are in compliance with these policies as of March 31, 2005.

The following table demonstrates the annualized result of an interest rate simulation and the expected effect that a parallel interest rate shift might have on the Corporation’s net income over the next 12 months.

(dollars in thousands)

Change in Interest rates	March 31, 2005 Change In Net Income

	$	%
+200 basis points	1,278	11.23
+100 basis points	653	5.74
-100 basis points	(987)	(8.68)

The table above indicates that the Corporation’s balance sheet as of March 31, 2005 is asset sensitive meaning that an increase in rates should increase net income and a decline in rates will cause a decline in net income over the next 12 months.

Form 10-Q

The following table presents the Corporation’s interest rate sensitivity position or Gap Analysis as of March 31, 2005

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with other banks	$598	$—	$—	$—	$—	$598
Federal funds sold	7,041	—	—	—	—	7,041
Investment securities	1,018	6,504	22,258	5,226	150	35,156
Loans	298,063	27,069	189,914	47,775	(7,125)	555,696
Cash and due from banks	—	—	—	—	31,536	31,536
Other assets	—	—	—	—	33,525	33,525

Total assets	$306,720	$33,573	$212,172	$53,001	$58,086	$663,552

Liabilities and shareholders’ equity:
Demand, noninterest-bearing	$20,787	$13,767	$5,061	$73,428	$23,233	$136,276
Savings deposits	52,234	44,223	168,472	50,544	—	315,473
Time deposits	49,310	55,600	26,416	109	—	131,435
Other liabilities	—	—	—	—	8,458	8,458
Shareholders’ equity	1,804	2,526	3,610	43,326	20,644	71,910

Total liabilities and shareholders’ equity	$124,135	$116,116	$203,559	$167,407	$52,335	$663,552

Gap	$182,585	$(82,543)	$8,613	$(114,406)	$5,751	—

Cumulative gap	$182,585	$100,042	$108,655	$(5,751)	—	—

Cumulative earning assets as a ratio of interest bearing liabilities	302%	169%	139%	135%	100%	—

The table above indicates that Corporation is asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term if rates rise. The converse is also true.

Form 10-Q

Provision for Loan Losses

The Corporation uses the reserve method of accounting for credit losses. The balance in the allowance for loan losses is determined based on Management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management’s assumptions as to future delinquencies, recoveries and losses.

Increases to the allowance for loan losses are implemented through a corresponding provision (expense) in the Corporation’s statement of income. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

While Management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or Management’s assumptions as to future delinquencies, recoveries and losses and Management’s intent with regard to the disposition of loans. In addition, the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. The examiners may require the Corporation to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

The Corporation’s allowance for loan losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for loan losses are estimations. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Corporation’s allowances for loan losses components include the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions. Other factors considered include credit policy, underwriting changes and adequacy of the loan review process.

Industry concentration is recognized as a possible factor in the estimation of loan losses. The Corporation has a material portion of its loans in real estate related loans. Over 60% of the Corporation’s commercial real estate exposure is owner occupied with the balance in investor owned real estate. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is in the Corporation’s Philadelphia trade area. No specific loss-related observable data is recognized by Management currently, therefore no specific factor is calculated in the reserve solely for the impact of these concentrations, although management continues to carefully consider relevant data for possible future sources of observable data.

The provision for loan losses for the first three months of 2005 was $187 thousand, unchanged from the same period last year. See Table 7 below for loan and asset quality ratios. Although several of these ratios are slightly higher than prior periods, they reflect favorably compared with industry standards.

Asset quality remains strong at March 31, 2005 as nonperforming loans as a percentage of total loans were 25 basis points. This compares with 20 basis points at December 31, 2004 and 7 basis points at March 31, 2005. The allowance for loan losses as a % of total loans was 1.27% at March 31, 2005 compared with 1.23% at December 31, 2004 and 1.29% at March 31, 2004.

Form 10-Q

The summary of changes in the allowance is as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2005	2004	2004
Balance, beginning of period	$6,927	$6,670	$6,670
Charge-offs:
Consumer	(2)	(22)	(94)
Commercial and industrial	—	—	(167)
Real estate	—	—	(431)

Total charge-offs	(2)	(22)	(692)

Recoveries:
Consumer	5	17	47
Commercial and industrial	8	—	2
Real estate	—	—	—

Total recoveries	13	17	49

Net (charge-offs) / recoveries	11	(5)	(643)
Provision for loan losses	187	187	900

Balance, end of period	$7,125	$6,852	$6,927

Analysis of Credit risk

Non performing assets and related ratios

(in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Non-accrual loans	$1,301	$1,087	$306
Loans 90 day or more past due	92	22	87

Total non performing loans	1,393	1,109	393
Other real estate owned (“OREO”)	591	357	—

Total non performing assets	$1,984	$1,466	$393

Allowance for loan losses to non performing assets	359.1%	472.5%	1,743.5%
Allowance for loan losses to non performing loans	511.5%	624.6%	1,743.5%
Non performing loans to total loans	0.25%	0.20%	0.07%
Allowance for loan losses to total loans	1.27%	1.23%	1.29%
Non performing assets to total assets	0.30%	0.21%	0.06%
Period end loans	$562,821	$564,597	$531,671
Average gross loans	$567,842	$538,775	$514,833
Allowance for loan losses	$7,125	$6,927	$6,852

Although non-performing assets are at March 31, 2005 higher than previous periods, they remain manageable as the allowance for loan losses as a percentage of non-

Form 10-Q

performing assets was 359% and non-performing loans as a percentage of total loans was 25 basis points. One OREO property was sold in April of 2005, reducing non-performing assets by $360 thousand.

Impaired Loan Detail

(in thousand)	March 31 2005	December 31 2004	March 31 2004
Impaired loans	1,432	1,353	442
Average year to date impaired loans	1,376	798	445
Impaired loans with specific loss allowances	—	—	—
Loss allowances reserved on impaired loans	—	—	—
Year to date income recognized on impaired loans	10	1	—

The Corporation’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligations of the Corporation. The Corporation will not recognize income if these factors do not exist.

Non-Interest Income

Total non-interest income of $4.414 million for the three months ended March 31, 2005 decreased 32.9% or $2.160 million from $6.574 million reported for the same period in 2004. Excluding the gain on the sale of MSR’s of $1.073 million in the first quarter of 2004, non-interest income decreased 19.7% or $1.087 million.

Fees for trust services increased $56 thousand or 2.2% from $2.554 million for the first three months of 2004 to $2.610 million for the same period in 2005. The 2.2% increase is the result of a slight increase in market value and new business, partially offset by the maturing of older trust accounts. The market values of assets under administration increased 5.6% to $1.919 billion as of March 31, 2005 compared with $1.817 billion as of March 31, 2004.

The decline in service charges on deposit accounts of $81 thousand or 17.0% is primarily attributed to lower fees on commercial checking accounts due to the rise in the earnings credit that these customers receive to pay for their services.

There has been a significant decline in residential mortgage activity, particularly the refinancing of higher rate first mortgages, beginning in the second half of 2003, through 2004 and continuing into 2005. This is further supported by the record residential mortgage production in 2002 and 2003 and the subsequent drop-off in volume and the fact that longer term mortgage rates have not increased with the Federal Reserve’s 2004 and 2005 interest rate increases. Management expects continued softness in residential mortgage originations in 2005 when compared to volumes in 2004.

Net gains on the sale of loans were $458 thousand for the first three months of 2005, a 67% decrease from $1.372 million reported for the same quarter in 2004. Residential loan sales amounted to $33.996 million for the first three months of 2005, a 34% decrease from $51.602 million for the same quarter of 2004. The Corporation earned approximately 141 basis points on loans sold for the first three months of 2005 compared to 256 basis points for the same period in 2004.

During the first quarter of 2004, the Bank sold MSR’s relating to $245 million of loans being serviced by the Bank which produced a net gain of $1.073 million before direct expenses of $288 thousand. There was no such gain reported for the first three months of 2005.

Form 10-Q

Income from other service charges, commissions and fees amounted to $473 thousand for the first three months of 2005, a 28.2% decrease from $659 thousand reported for the first three months of 2004. This decrease is primarily attributed to the reduced fees earned from servicing loans for others. As of March 31, 2005, the Bank serviced $489.882 million in loans for others, a 10.8% decrease from $549.332 million in loans serviced as of March 31, 2004. The decrease is due primarily to the sale of MSR’s in the first quarter of 2004.

Other operating income increased by $38 thousand or 8.6% for the first three months of 2005, to $478 thousand compared with $440 thousand for the same period in 2004. This increase is partially due to the licensing of the Bank’s Sarbanes Oxley (“SOX”) 404 templates to other community banks.

Non-Interest Expense

Total non-interest expense decreased $737 thousand or 9.1% for the first three months of 2005 to $7.384 million from $8.121 million for the first three months of 2004. First quarter non interest expenses, excluding the $265 thousand of expenses associated with the sale of MSR’s, decreased $472 thousand or 6.0% from the first quarter of 2004.

Salaries and wages decreased $442 thousand or 11.2%, from $3.949 million for the three months ended March 31, 2004 to $3.507 million for the same period in 2005.

Approximately 50% of the decrease is due to lower staffing levels and reduced part time and overtime payments. The balance of the decrease is due to lower incentive based payments, compensation relating to sale of the MSR’s and deferrals of costs associated with commercial loan fees. Employee benefits expenses decreased $33 thousand or 2.8% from $1.174 million for the first three months of 2004 to $1.141 million for the same period in 2005. Lower payroll tax costs, partially offset by higher medical insurance premiums, account for the balance of the decrease.

Occupancy expenses increased $49 thousand or 9.7%, and furniture, fixtures and equipment increased $26 thousand or 6.0% primarily due to the opening of the Newtown Square branch in March of 2004. Amortization of MSR’s decreased $4 thousand or 2.1% due to the sale of the MSR’s in 2004 and lower volume of mortgage loan sales in the first quarter of 2005 compared with 2004.

Other operating expenses decreased $333 thousand or 17.9%, from $1.864 million for the first three months of 2004 to $1.531 million for the first three months of 2005. Professional fees, filing fees and other direct costs totaling $188 thousand relating to the sale of MSR’s are included in other operating expenses for the first quarter of 2004. The balance of the decrease is variable expenses associated with the origination and sale of residential mortgages, such as appraisal fees, loan closing costs and loan pair off fees, due to lower mortgage sale activity in the first quarter of 2005 compared with 2004.

Form 10-Q

Income Taxes

Income taxes from operations for the first three months of 2005 were $1.409 million compared to $1.615 million for the first three months of 2004. This represents an effective tax rate for each three-month period ended March 31, 2005 and 2004 of 33.5% and 34.8%, respectively.

Balance Sheet Analysis

Total assets decreased $19.395 million or 2.8% from $682.946 million at December 31, 2004 to $663.551 million as of March 31, 2005. A decrease in overnight investments of approximately $21 million was the primary cause of the decline in assets over the three month period ended March 31, 2005. The decline in overnight investments was the result of deposit outflows due to year end seasonality and daily balance fluctuations. Loan balances declined slightly by $1.776 million or 0.3% to $562.821 million. Market value of investment balances declined 0.8% to $35.156 million.

Total deposits decreased $17.781 million or 3.3% to $583.184 million as of March 31, 2005 from $600.965 million as of December 31, 2004. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average deposit balances of $587.356 million for the period ended March 31, 2005 increased $51.857 million or 9.7% from the $535.499 million for the same period in 2004.

Due to the highly competitive nature of the financial services business in the Philadelphia area, the Corporation anticipates that interest bearing accounts will make up a greater share of total deposits than they historically have. Certificates of deposit specials and higher rate interest bearing accounts are needed to attract and retain today’s more educated, rate sensitive customer.

The Corporation holds notes receivable totaling $1.205 million from the purchaser of the assets of JWR&Co. These notes bear interest at 6.00% and have various payments and due dates. The balance on these notes was $1.286 million at December 31, 2004 and $ 1.332 million at March 31, 2004. Management anticipates that these notes will be collected in accordance with the terms of the notes. See discussion of discontinued operations and critical accounting policies in Management’s discussion and analysis of the Corporation’s 2004 Form 10-K for additional information. These notes are included on the Corporation’s consolidated balance sheet in commercial loans.

Form 10-Q

Capital

Total consolidated shareholders equity of the Corporation was $71.910 million or 10.8% of total assets, as of March 31, 2005, compared to $71.238 or 10.4% of total assets, as of December 31, 2004 and $68.012 million or 10.6% of total assets of March 31, 2004. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by bank regulators as of March 31, 2005 and December 31, 2004:

	Ratio	Minimum Ratio to be Well Capitalized
March 31, 2005:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.58%	8%
Bank	11.51%	8%
Tier I Capital to Risk Weighted Assets
Consolidated	11.45%	4%
Bank	10.37%	4%
Leverage Ratio (Capital to Total Assets)
Consolidated	10.52%	4%
Bank	9.80%	4%

December 31, 2004:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.33%	8%
Bank	11.09%	8%
Tier I Capital to Risk Weighted Assets
Consolidated	11.24%	4%
Bank	9.99%	4%
Leverage Ratio (Capital to Total Assets)
Consolidated	10.43%	4%
Bank	9.26%	4%

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

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and monthly as part of the asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, and purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB and selling securities as its secondary sources. Availability with the FHLB was approximately $172 million as of March 31, 2005. Overnight Fed Funds lines consist of lines from five banks totaling $28.5 million. Quarterly, ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors. As of March 31, 2005, the Bank did not have any funds borrowed from the FHLB or in overnight Fed Funds.

Form 10-Q

OFF BALANCE SHEET RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2005 were $278.741 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2005 amounted to $9.483 million.

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

The following table details the contractual cash obligations of the Corporation as of March 31, 2005:

(In thousands)

	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$451,749	$451,749
Consumer certificates of deposit	$131,435	104,910	25,912	504	109
Operating leases	11,133	690	1,139	1,140	8,164
Purchase obligations	2,920	1,524	955	391	50
Non-discretionary pension contributions	—	—	—	—	—

Total	$597,237	$558,873	$28,006	$2,035	$8,323

Form 10-Q

Section 404 of Sarbanes Oxley Act of 2002

The Corporation and its Management completed compliance procedures relating to Section 404 of the Sarbanes Oxley Act of 2002 (SOX 404) for the fiscal year ended December 31, 2004 as documented in the Corporation’s Form 10-K. Management will again devote considerable effort in 2005 to comply with all aspects of SOX 404 while attempting to restrain related costs of compliance. Consulting and professional fees relating to this compliance amounted to approximately $470 thousand for 2004.

Other Information

Opening of New Full Service Branch Offices in Newtown Square and Exton

During the first quarter of 2004, the Bank established a new full service branch office in Newtown Square, Pennsylvania, thereby enabling the Bank to both broaden and strengthen its footprint in Delaware County, Pennsylvania. This new branch had deposits of $21.439 million at March 31, 2005. In March of 2005, the Bank established a new full service branch in Exton, Pennsylvania.

Pending Legislation

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, an impact on the corporation’s results of operations.

Effects of Inflation

Inflation has some impact on the Corporation’s operating costs. Unlike many industrial companies, however, substantially all of the Corporation’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Effect of Government Monetary Policies

The earnings of the Corporation are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. An important function of the Federal Reserve is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect rates charged on loans or paid for deposits.

Form 10-Q

The Corporation is a member of the Federal Reserve and, therefore, the policies and regulations of the Federal Reserve have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Corporation’s operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation cannot be predicted.

Form 10-Q

Item 3.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISKS

There has been no material change in the Corporation’s assessment of its sensitivity to market risks since its presentation in the 2004 Annual Report and Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Form 10-Q

Item 4.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONTROLS AND PROCEDURES

As of the end of the period covered by the report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

There have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Form 10-Q

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

During the first quarter of 2005, the Corporation maintained, and continues to maintain, one stock repurchase program. The following table presents the repurchasing activity of this program during the first quarter of 2005:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Month # 1 January 1, 2005 – January 31, 2005	10,000	$21.25	10,000	124,494
Month # 2 February 1, 2005 – February 29, 2005	10,000	$22.16	10,000	114,494
Month # 3 March 1, 2005 – March 31, 2005	39,000	$21.39	39,000	75,494

Total	59,000	$21.50	59,000	75,494

Notes to this table:

(a)	On October 17, 2002 the Board of Directors of the Corporation authorized a new stock repurchase program, effective in January 2004. This stock repurchase program is the only stock repurchase program presently in effect (the “Program”). This Program was publicly announced in a press release, also issued on October 17, 2002.

(b)	The Corporation was authorized to repurchase an amount of Corporation stock, not to exceed the lesser of $7,500,000 or 4% of the then outstanding shares of common stock, which, after the effect

Form 10-Q

of the two-for-one stock split, effective October 1, 2004, amounted to 348,094 shares. During 2005, under the Program, the Corporation repurchased 59,000 shares of Corporation stock, having an average cost of $21.50 per share.

(c)	There is no expiration date on the Program.

(d)	No stock repurchase programs expired during the first quarter of 2005.

(e)	The Corporation presently has no plans for an early termination of the Program.

(f)	All shares were purchased through the Program and were accomplished in open-market transactions.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a) Exhibits

Exhibit 10.1 -	Summary of 2005 Base Salaries and Cash Bonus Awards for 2004 to Named Executive Officers.

Exhibit 10.2 -	Form of Non-Qualified Stock Option Agreement Subject to the 2004 Stock Option Plan for Non-employee Directors

Exhibit 10.3 -	Form of Key Employee Non-Qualified Stock Option Agreement Subject to The 2004 Stock Option Plan

Exhibit 10.4 -	Form of Executive Change of Control Severance Agreement

Form 10-Q

Exhibit 31.1 -	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 -	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 -	Certification of the Chief Executive Officer Pursuant to 18 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32.2 -	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: May 10, 2005	By:	/s/ Frederick C. Peters II
Fredrick C. Peters II
President & Chief Executive Officer

Date: May 10, 2005	By:	/s/ J Duncan Smith
J. Duncan Smith
Treasurer and Chief Financial Officer

Index to Exhibits

a) Exhibits

Exhibit 10.1 -	Summary of 2005 Base Salaries and Cash Bonus Awards for 2004 to Named Executive Officers.

Exhibit 10.2 -	Form of Non-Qualified Stock Option Agreement Subject to the 2004 Stock Option Plan for Non-employee Directors

Exhibit 10.3 -	Form of Key Employee Non-Qualified Stock Option Agreement Subject to the 2004 Stock Option Plan

Exhibit 10.4 -	Form of Executive Change of Control Severance Agreement

Exhibit 31.1 -	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 -	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 -	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 -	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.