Form 10-Q
period 2005-06-30
BRYN MAWR BANK CORP
filed 2005-08-08
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2005	Commission File Number 0-15261

Bryn Mawr Bank Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2434506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania	19010
(Address of principal executive offices)	(ZipCode)

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, par value $1	8,556,605

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$8,856	$7,368	$17,210	$14,546
Interest on federal funds sold	36	15	61	33
Interest on interest bearing deposits with banks	3	2	21	8
Interest and dividends on investment securities	291	247	565	497

Total interest and dividend income	9,186	7,632	17,857	15,084
Interest expense on deposits	1,517	1,074	2,811	2,156
Interest expense on borrowings	27	9	36	10

Total interest expense	1,544	1,083	2,847	2,166

Net interest income	7,642	6,549	15,010	12,918
Loan loss provision	193	188	380	375

Net interest income after loan loss provision	7,449	6,361	14,630	12,543

Non-interest income
Fees for wealth management services	2,967	2,709	5,621	5,299
Service charges on deposits	398	478	793	954
Loan servicing and late fees	339	397	678	911
Net gain on sale of loans	464	701	922	2,073
Net gain on sale mortgage servicing rights	—	73	—	1,146
Other operating income	552	481	1,120	1,030

Total non-interest income	4,720	4,839	9,134	11,413

Non-interest expenses:
Salaries and wages	3,758	3,726	7,265	7,675
Employee benefits	936	1,033	2,077	2,207
Occupancy and bank premises	581	584	1,137	1,091
Furniture, fixtures, and equipment	498	449	958	883
Advertising	312	274	488	441
Amortization of mortgage servicing rights	210	301	399	494
Professional fees	295	336	598	709
Other operating expenses	1,274	1,258	2,326	2,582

Total non-interest expenses	7,864	7,961	15,248	16,082

Income before income taxes	4,305	3,239	8,516	7,874
Applicable income taxes	1,517	1,110	2,926	2,725

Net income	2,788	2,129	5,590	5,149

Basic earnings per share	$0.33	$0.25	$0.65	$0.60

Diluted earnings per share	$0.32	$0.24	$0.64	$0.58

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

Weighted-average basic shares outstanding	8,549,675	8,605,673	8,570,533	8,624,439
Dilutive potential shares	124,265	172,397	150,373	186,593

Adjusted weighted-average shares	8,673,940	8,778,070	8,720,906	8,811,032

The accompanying notes are an integral part of the consolidated financial statements.

*	Except for share and per share data.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	June 30, 2005 (Unaudited)	December 31, 2004
Assets
Cash and due from banks	$33,979	$26,526
Interest bearing deposits with banks	314	15,293
Federal funds sold	—	13,423
Investment securities available for sale, at market (amortized cost of $35,950 and $35,654 as of June 30, 2005 and December 31, 2004, respectively)	35,681	35,441
Loans:
Consumer	9,482	10,291
Commercial	193,402	186,923
Real estate	382,949	358,675
Loans held for sale, at fair market value	8,147	8,708

Total loans	593,980	564,597
Less: Allowance for loan losses	(7,252)	(6,927)

Net loans	586,728	557,670

Premises and equipment, net	14,380	14,162
Accrued interest receivable	2,898	2,579
Deferred federal income taxes	521	(3)
Mortgage servicing rights	2,990	3,172
Other assets	13,261	14,683

Total assets	$690,752	$682,946

Liabilities
Deposits:
Noninterest-bearing demand	$161,448	$147,236
Savings, NOW and Market Rate	317,384	343,259
Time	126,538	110,470

Total deposits	605,370	600,965

Accrued interest payable	1,757	2,878
Other liabilities	9,860	7,865

Total liabilities	616,987	611,708

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,199,082 and 11,172,582 shares as of June 30, 2005 and December 31, 2004 respectively and outstanding of 8,543,046 and 8,597,958 shares as of June 30, 2005 and December 31, 2004, respectively	11,199	11,172
Paid-in capital in excess of par value	7,515	7,112
Accumulated other comprehensive income, net of taxes	(325)	(288)
Retained earnings	79,053	75,179

	97,442	93,175

Less: Common stock in treasury at cost — 2,656,036, and 2,574,624 shares as of June 30, 2005 and December 31, 2004 respectively	(23,677)	(21,937)

Total shareholders’ equity	73,765	71,238

Total liabilities and shareholders’ equity	$690,752	$682,946

Book Value per Share	$8.63	$8.29

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

Unaudited

	Six Months Ended June 30
	2005	2004
Operating activities:
Net income from operations	$5,590	$5,149
Adjustments to reconcile net income from continuing operations to net cash (used) provided by operating activities:

Provision for loan losses	380	375
Provision for depreciation and amortization	746	688
Loans originated for resale	(61,223)	(93,124)
Proceeds from loans sold	61,307	94,920
Gain on sale of loans	(922)	(2,073)
Gain on sale of MSRs	—	(1,146)
Provision for deferred income taxes (benefit)	(504)	(909)
Change in tax receivable	(354)	800
Change in accrued interest receivable	(319)	(116)
Change in accrued interest payable	(1,121)	61
Changes in mortgage servicing rights	182	1,108
Other	3,529	(814)

Net cash (used) provided by operating activities	7,291	4,919

Investing activities:
Purchases of investment securities available for sale	(3,398)	(11,926)
Proceeds from maturity and calls of investment securities available for sale	3,141	11,195
Loan originations, net	(28,600)	(53,127)
Sale of OREO	172	—
OREO charge-offs	(25)	—
Purchases of premises and equipment	(909)	(563)

Net cash (used) provided by investing activities	(29,619)	(54,421)

Financing activities:
Net (decrease) increase in demand and savings deposits	(11,663)	62,641
Net (decrease) increase in time deposits	16,068	(1,759)
Dividends paid	(1,716)	(1,727)
Retirement of treasury stock	40	28
Purchases of treasury stock	(1,780)	(2,443)
Proceeds from issuance of common stock	430	507

Net cash provided by financing activities	1,379	57,247

Net cash provided (used) by operations	(20,949)	7,745

Increase (decrease) in cash and cash equivalents	(20,949)	7,745
Cash and cash equivalents at beginning of period	55,242	46,295

Cash and cash equivalents at end of period	$34,293	$54,040

Supplemental cash flow information:
Income taxes paid	$1,148	$4,269
Interest paid	$3,968	$2,106

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars In Thousands)

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$2,788	$2,129	$5,590	$5,149
Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities	297	(589)	(56)	(498)
Deferred income tax (expense) benefit on unrealized holding gain (loss) on available for sale securities	(104)	207	20	174

Comprehensive net income	$2,981	$1,747	$5,554	$4,825

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 AND 2004

(Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim period presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Bryn Mawr Bank Corporation (“Corporation”) 2004 Annual Report on Form 10-K. The Corporation’s consolidated financial condition and results of operations consist almost entirely of The Bryn Mawr Trust Company’s (the “Bank”) financial condition and result of operations.

The results of operations for the three month period and six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (in thousands)	$2,788	$2,129	$5,590	$5,149

Weighted-Average basic shares outstanding	8,549,675	8,605,673	8,570,533	8,624,439
Dilutive potential shares	124,265	172,397	150,373	186,593

Adjusted weighted-average diluted shares	8,673,940	8,778,070	8,720,906	8,811,032

Basic earnings per share	$.33	$.25	$.65	$.60
Diluted earnings per share	$.32	$.24	$.64	$.58

3. Loan Loss Provision

The loan loss provision charged to operating expenses is driven by a formula and those factors which, in Management’s judgment, deserve current recognition in estimating loan losses including the evaluation of the loan portfolio and the Corporation’s past loan loss experience. The allowance for loan losses is an amount that Management believes will be adequate to absorb losses inherent in existing loans and commitments.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands except for per share data)	2005	2004	2005	2004
Net income – as reported	$2,788	$2,129	$5,590	$5,149
Stock based compensation cost, net of related taxes	776	99	867	179

Net income - proforma	2,012	$2,030	4,723	$4,970

Basic earnings per share – as reported	$.33	$.25	$.65	$.60
Diluted earnings per share – as reported	$.32	$.24	$.64	$.58
Basic earnings per share – proforma	$.24	$.24	$.55	$.58
Diluted earnings per share – proforma	$.23	$.23	$.54	$.56

In April of 2005, the Financial Accounting Standards Board (FASB) revised SFAS No. 123(R) “Share Based Payment an Amendment of FASB No. 123 and APB No. 25” that addresses the accounting for share based payment transactions. Prior to this revision, the effective date would have been for fiscal years and interim periods beginning after June 15, 2005. The new effective date is for fiscal years beginning after December 15, 2005. The Corporation will adopt SFAS 123(R) beginning with the first quarter of 2006. It is expected that the adoption of SFAS 123 (R) will reduce net income in 2006 by approximately $55 thousand.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the second quarter of 2005: Dividend yield of 2.12%, expected volatility of 20.41%, expected life of 6.06 years and risk-free interest rate of 3.90%. There were 181,500 options granted in the second quarter of 2005 with a FASB 123 (R) value of $4.03 per option. On June 16, 2005 the Corporation accelerated the vesting of 83,916 out-of–the–money options which resulted in an additional proforma pre-tax expense of $430,000. The purpose of this transaction was to avoid the expense treatment of SFAS No. 123(R) in 2006 and 2007.

5. Pension and Other Postretirement Benefit Plans

The Corporation sponsors two pension plans and a postretirement benefit plan for certain employees.

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months ended and the six months ended June 30, 2005 and 2004:

	For The Three Months Ended June 30				For The Six Months Ended June 30
	Pension Benefits		Post Retirement Benefits		Pension Benefits		Post Retirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$256	$289	$—	$5	$584	$567	$6	$11
Interest cost	409	406	22	47	825	787	72	94
Expected return on plan assets	(533)	(489)	—	—	(1,077)	(968)	—	—
Amortization of transition obligation	—	—	7	7	—	—	13	13
Amortization of prior service costs	33	20	(69)	—	65	65	(69)	—
Amortization of net (gain) loss	75	88	51	47	186	142	101	92

Net periodic benefit cost	$240	$314	$11	$106	$583	$593	$123	$210

As stated in the Corporation’s 2004 Annual Report, the Corporation does not have any minimum funding requirement for its defined benefit pension plan for 2005 but anticipates contributing $939,000 during 2005. Additionally, the Corporation is expected to contribute approximately $129 thousand to the SERP plan for 2005. As of June 30, 2005, no contributions have been made to either of the pension plans. Certain changes were made to the post retirement benefit plan in 2005 limiting future increases in plan costs to 120% of the current benefit.

6. Segment Information

SFAS No. 131, “Segment Reporting”, identifies operating segments as components of an enterprise which are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in SFAS No. 131 to the results of its operations.

The Corporation’s Banking segment consists of commercial and retail banking. The Banking segment is managed as a single strategic unit which generates revenues from a variety of products and services. The Banking segment generates interest income from its lending and investing activities and is dependent on the gathering of lower cost deposits from its branch network for funding, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including service charges on deposit accounts, cash sweep fees, overdraft fees and interchange revenue associated with its Visa Check Card offering.

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

Segment information for the six months ended June 30, 2005 and 2004 is as follows:

(Dollars in thousands)

	2005
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$14,969	$—	$—	$41	$15,010
Less Loan loss provision	380	—	—	—	380

Net interest income after loan loss provision	14,589	—	—	41	14,630

Net interest income after loan loss provision	14,589	—	—	41	14,630
Other income:
Fees for investment management and trust services	—	5,621	—	—	5,621
Gain on sale of MSRs*	—	—	—	—	—
Other income	1,606	3	1,767	137	3,513

Total other income	1,606	5,624	1,767	137	9,134
Other expenses:
Salaries and benefits	6,398	2,350	465	129	9,342
Occupancy	1,726	315	116	(62)	2,095
Mortgage servicing rights amortization	—	—	399	—	399
Other operating expense*	2,435	528	278	171	3,412

Total other expense	10,559	3,193	1,258	238	15,248

Segment profit (loss) before income taxes	5,636	2,431	509	(60)	8,516
Intersegment revenues (expenses) **	114	90	—	(204)	—

Segment profit (loss) after eliminations	$5,750	$2,521	$509	$(264)	$8,516

% of segment profit (loss)	67.5%	29.6%	6.0%	(3.1)%	100.0%

	2004***
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$12,873	$—	$—	$45	$12,918
Less Loan loss provision	375	—	—	—	375

Net interest income after loan loss provision	12,498	—	—	45	12,543

Net interest income after loan loss provision and eliminations	12,498	—	—	45	12,543
Other income:
Fees for investment management and trust services	—	5,299	—	—	5,299
Gain on sale of MSRs*	—	—	1,146	—	1,146
Other income	1,751	—	3,079	138	4,968

Total other income	1,751	5,299	4,225	138	11,413
Other expenses:
Salaries and benefits	6,380	2,632	730	140	9,882
Occupancy	1,617	289	127	(59)	1,974
Mortgage servicing rights amortization	—	—	494	—	494
Other operating expense*	2,209	555	788	180	3,732

Total other expense	10,206	3,476	2,139	261	16,082

Segment profit (loss) before income taxes	4,043	1,823	2,086	(78)	7,874
Intersegment revenues (expenses) **	106	90	—	(196)	—

Segment profit (loss) after eliminations	$4,149	$1,913	$2,086	$(274)	$7,874

% of segment profit (loss)	52.7%	24.3%	26.5%	(3.5)%	100.0%

*	Mortgage Banking segment salaries and benefits and other operating expenses for 2004 include $76 thousand and $190 thousand, respectively of expense related to the sale of mortgage servicing rights (“MSRs”). No such sale of MSRs occurred in the first six months of 2005.
**	Intersegment revenues consist of rental payments, insurance commissions and a management fee.
***	Reclassified for comparative purposes.

7. Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) are recorded as an asset when residential mortgages originated by the Corporation are sold with servicing rights retained by the Corporation. MSRs represent the right to receive cash flows from servicing residential mortgage loans. The MSRs are capitalized based on the relative fair value of the servicing right on the date the mortgage loan is sold. MSRs are amortized in proportion to and over the period of the estimated net servicing income. MSRs are carried at the lower of cost or estimated fair value. The Corporation obtains an independent appraisal of the fair value of its MSRs each quarter, which approximates the fair value expected in a sale between a willing buyer and a seller.

MSRs are assessed quarterly for impairment based on the estimated fair value of those rights. As part of the quarterly impairment valuation, the MSR portfolio is stratified on the basis of certain predominant risk characteristics, including loan type and note rate. To the extent that the carrying value of the MSRs exceeds estimated fair value for any stratum, impairment is recognized which may be adjusted in the future if the estimated fair value of the MSRs increases.

The following summarizes the Corporation’s activity related to MSRs for the six months ended June 30, 2005 and 2004:

(In thousands)	2005	2004
Balance, January 1	$3,172	$4,391

Additions	217	785
Amortization	(357)	(494)
Impairment	(42)	—
Sales	—	(1,399)

Balance, June 30	$2,990	$3,283

Fair Value	$3,823	$5,169

There was impairment of $42,000 in the MSRs for the six months ended June 30, 2005. There was no impairment of MSRs for the six months ended June 30, 2004.

At June 30, 2005, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(In thousands)	June 30, 2005
Fair value amount of MSRs	$3,823
Weighted average life (in years)	4.2
Prepayment speeds (constant prepayment rate) (*):	19.45%
Impact on fair value:
10% adverse change	$(242)
20% adverse change	$(463)
Discount rate:	9.00%
Impact on fair value:
10% adverse change	$(79)
20% adverse change	$(159)

(*)	represents the weighted average prepayment rate for the life of the MSR asset.

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

8. Impaired Loans

The Corporation identifies a loan as impaired when a borrower is deemed to be unable to meet the original terms of a loan. Impaired loans are not necessarily considered non-performing loans. Once a loan is delinquent for 90 days or more, it is considered both a non-performing and an impaired loan. Impaired loans at June 30, 2005 were $678 thousand. Except for certain consumer loans, all loans are placed on nonaccrual status when they become delinquent for 90 days or more and any outstanding accrued interest receivable on such loans is reversed from income. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. As of June 30, 2005, there were no impaired loans for which it was necessary to establish an impairment reserve. The Corporation recognizes income on an impaired loan under the cash basis when the loan is current and the collateral on the loan is sufficient to cover the outstanding obligation to the Corporation. If these factors do not exist, the Corporation will not recognize income on an impaired loan.

9. Capital

The Corporation declared and paid a regular dividend of $0.10 per share, during the second quarter of 2005. This payment totaled $856 thousand. The dividend was increased 10% or $0.01 per share to $0.11 per share effective for the dividend declared to shareholders of record on August 1, 2005 payable September 1, 2005.

During the first six months of 2005, the Corporation repurchased 85,500 shares of its common stock for $1,779,730 at an average purchase price of $20.82 per share.

10. New Accounting Pronouncements

Stock Based Compensation - In April of 2005, the FASB revised SFAS No. 123(R) “Share Based Payment an Amendment of FASB No. 123 and APB No. 95”. See Note 4. Stock Based Compensation for additional information.

Accounting Changes and Error Correction - In July of 2005, the FASB issued SFAS No. 154 “Accounting Changes on Error Correction” which changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not anticipated to have a significant impact on the Corporation.

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

•	any extraordinary event;

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

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

Results of Operations

The following is Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future. These interim financial statements are unaudited. The year end financial statements are audited.

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

The Corporation considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by Management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions, international events, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The Corporation recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net of operating loss carry forwards and tax credits. Deferred tax assets are subject to Management’s judgment based upon available evidence that future realization is more likely than not. If Management determines that the Corporation may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

The Corporation considers the valuation of mortgage servicing rights (MSRs) to be a critical accounting policy due to the complexity of the quarterly valuation process which is performed by an outside consultant based on data provided by Management. Changes in market interest rates, consumer behavior, demographic trends and other factors influence the value of MSRs. See Note 7 in the accompanying unaudited financial statements for additional information.

The Corporation has not substantively changed any aspect of its overall approach in the application of the foregoing policies. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

Executive Overview

The Corporation had net income of $2.788 million for the three months ended June 30, 2005, an increase of 31.0% or $659 thousand, compared with $2.129 million in the same period last year. Diluted earnings per share for the second quarter of 2005 were $0.32, an increase of 33.3% or $.08 per share compared with $0.24 in the same period last year. Return on average equity (ROE) and return on average assets (ROA) for the quarter ended June 30, 2005 were 15.47% and 1.65%, respectively. ROE was 12.64% and ROA was 1.35% for the same period last year.

The Corporation’s Board of Directors increased the quarterly dividend 10% from $0.10 to $0.11 per share, payable September 1, 2005, to shareholders of record as of August 1, 2005.

Major factors contributing to the increase in second quarter 2005 earnings include quality asset growth, expense control and a 39-basis point increase in the Corporation’s net interest margin to 4.94% from 4.55% in the same period last year. Net interest income for the three months ended June 30, 2005, increased $1.093 million or 16.7% to $7.642 million from $6.549 million in the same period last year as the Corporation’s asset sensitive loan portfolio continues to benefit from a series of Federal Reserve interest rate increases.

Net income for the six months ended June 30, 2005 was $5.590 million, an increase of 8.6% or $441 thousand, compared to $5.149 million in the same period last year. On a year to date basis, diluted earnings per share were $0.64, an increase of $0.06 per share or 10.3%, compared with $0.58 in the same period last year. ROE and ROA for the first six months of 2005 were 15.70% and 1.67%, respectively. ROE was 15.40% and ROA was 1.66% for the same period last year.

In the first half of 2004, the Corporation sold MSRs that contributed $573 thousand to after tax income and increased diluted earnings per share $0.06. There were no sales of MSRs in the first six months of 2005. Net income and diluted earnings per share for the first six months of 2004, excluding the after tax impact of the MSRs sale, would have been $4.576 million and $0.52 per share, respectively. Excluding the impact of the MSRs sale, 2005 first half net income increased $1.014 million or 22.2% and diluted earnings per share increased $0.12 or 23.1% over the same period last year. (See accompanying reconcilement of GAAP net income and diluted earnings per share to net income and diluted earnings per share that exclude the MSRs sale on page 14).

Factors contributing to the increase in earnings for the first six months of the year compared to the same period last year include quality asset growth, control over non-interest expenses and a 35 basis point increase in the Corporation’s net interest margin to 4.92% from 4.57%. Net interest income for the six months ended June 30, 2005 increased $2.092 million or 16.2% to $15.010 million from $12.918 million in the same period last year. Fees for wealth management services increased 6.1% or $322 thousand to $5.621 million versus $5.299 million, partially offsetting declines in residential mortgage related revenues.

Total loans increased $29.4 million or 5.2% to $594 million from $564.6 million over the past 6 months while the Corporation’s asset quality remains strong as non-performing loans as a percent of total loans was 0.10% at June 30, 2005. The Corporation continues to focus its new business development efforts on loans to small to mid-size companies.

Total deposits grew $4.4 million or 0.7% over the past 6 months to $605.4 million at June 30, 2005 from $601.0 million at December 31, 2004. Competition for deposits in the western Philadelphia, PA suburbs, the Corporation’s primary trading area, remains very competitive, especially consumer deposits. However the Corporation is pleased with the initial successes of Newtown Square and Exton, PA branches but recognizes that additional business development efforts and marketing dollars are needed to continue the growth in these new markets.

There has been a significant decline in residential mortgage activity, particularly the refinancing of higher rate second mortgages, beginning in the second half of 2003, through 2004 and continuing into 2005. This is further supported by the record residential mortgage production in 2002 and 2003 and the subsequent drop-off in volume and the fact that longer term mortgage rates have not increased with the Federal Reserve’s 2004 and 2005 interest rate increases. Management expects continued softness in residential mortgage originations in 2005 when compared to volumes in 2004.

The Corporation anticipates that year-end 2005 earnings will compare favorably with 2004 results as the Corporation concentrates on core competencies of wealth management, business banking, residential mortgage lending and value added consumer banking.

Key financial performance ratios for the three months and six months ended June 30, 2005 and 2004 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Return on Average Equity (ROE)	15.47%	12.64%	15.70%	15.40%
Return on Average Assets (ROA)	1.65%	1.35%	1.67%	1.66%
Efficiency Ratio	63.6%	69.9%	63.2%	66.1%
Net Interest Margin	4.94%	4.55%	4.92%	4.57%
Diluted Earnings Per Share	$0.32	$0.24	$0.64	$0.58
Dividend Per Share	$0.10	$0.10	$0.20	$0.20

	June 30 2005	December 31 2004	June 30 2004
Book Value Per Share	$8.63	$8.29	$7.98
Allowance for Loan Losses as a Percentage of Loans	1.22%	1.23%	1.25%

See table below for a reconcilement of GAAP net income, diluted earnings per share, non-interest income and non-interest expense to comparable data that excludes the MSRs sale. Management believes that the presentation excluding the impact of the sale of MSRs in the first six month of 2004 provides useful supplemental information essential to the proper understanding of the operating results of the Corporation’s core business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies.

Reconciliation of Non-GAAP Information

Six Month Period Ended June 30,

(dollars in thousands except per share data)

	Net Income		Change		Diluted Earnings Per Share		Change
	2005	2004	$	%	2005	2004	$	%
As reported	$5,590	$5,149	$441	8.6%	$0.64	$0.58	$0.06	10.3%
After tax effect of MSR sale[1]	—	(573)	$573	—	—	$(0.06)	0.06	—

Adjusted for sale	$5,590	$4,576	$1,014	22.2%	$0.64	$0.52	$0.12	23.1%

[1]	MSR gain was calculated as follows:

Revenues of $1.146 million, direct expenses of $266 thousand and allocated income taxes of $307 thousand netting to $573 thousand of net income.

	Non Interest Income		Non Interest Expense
	2005	2004	2005	2004
As reported	$9,134	$11,413	$15,248	16,082
MSR sale income	—	1,146	—	—
MSR sale expenses	—		—	266

Adjusted for sale	$9,134	$10,267	$15,248	$15,816

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

Net Interest Income and Related Assets and Liabilities

The rate volume analysis in the table below analyzes changes in net interest income for the three months and six months ended June 30, 2005 over June 30, 2004 by its rate and volume components.

RATE/VOLUME ANALYSES

(in thousands)	Three Months Ended June 30, 2005 Compared to 2004
Increase/(Decrease)	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$—	$1	$1
Federal funds sold	(3)	24	21
Investment securities available for sale	45	(1)	44
Loans	506	982	1,488

Total interest income	548	1,006	1,554

Interest expense:
Savings, NOW and market rate	(1)	153	152
Time deposits	176	115	291
Short term borrowings	2	16	18

Total interest expense	177	284	461

Interest differential	$371	$722	$1,093

(in thousands)	Six Months Ended June 30, 2005 Compared to 2004
Increase/(Decrease)	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$—	$13	$13
Federal funds sold	(14)	42	28
Investment securities available for sale	79	(11)	68
Loans	1,265	1,399	2,664

Total interest income	1,330	1,443	2,773

Interest expense:
Savings, now and market rate	47	204	251
Time deposits	289	115	404
Short term borrowings	5	21	26

Total interest expense	341	340	681

Interest differential	$989	$1,103	$2,092

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the Three Months ended June 30,
	2005			2004
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:

Interest-bearing deposits with other banks	$536	$3	2.99%	$640	$2	1.26%
Federal funds sold	5,119	36	2.82%	6,211	15	0.97%
Investment securities available for sale:
Taxable	31,233	249	3.20%	25,871	208	3.23%
Tax-exempt	5,070	41	3.24%	5,010	39	3.13%

Total investment securities	36,303	291	3.20%	30,881	247	3.22%

Loans (1)	578,173	8,856	6.14%	541,696	7,368	5.47%

Total interest earning assets	620,131	9,186	5.94%	579,428	7,632	5.30%

Cash and due from banks	33,259			31,688
Allowance for loan losses	(7,251)			(6,975)
Other assets	33,500			30,387

Total assets	$679,639			$634,528

Liabilities:

Savings, NOW and market rate	$319,101	$647	0.81%	$319,866	$496	0.62%
Time deposits	128,777	869	2.71%	98,948	579	2.35%

Total interest-bearing deposits	447,878	1,517	1.36%	418,814	1,074	1.03%

Short term borrowings	3,540	27	3.06%	2,881	9	1.26%

Total interest-bearing liabilities	451,418	1,544	1.37%	421,695	1,083	1.03%

Demand deposits, noninterest-bearing	146,140			134,491
Other liabilities	9,803			10,623

Total noninterest-bearing liabilities	155,943

Total liabilities	607,361			566,809

Shareholders’ equity	72,278			67,719

Total liabilities and shareholders’ equity	$679,639			$634,528

Net interest spread			4.57%			4.27%
Effect of noninterest-bearing sources			0.37%			0.28%

Net interest income/ margin on earning assets		$7,642	4.94%		$6,549	4.55%

	For the Six Months ended June 30,
	2005			2004
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:

Interest-bearing deposits with other banks	$1,834	$21	2.31%	$1,760	$8	0.91%
Federal funds sold	4,769	61	2.58%	7,088	33	0.94%
Investment securities available for sale						%
Taxable	30,711	482	3.16%	25,718	418	3.27%
Tax-exempt	5,089	83	3.29%	5,081	79	3.13%

Total investment securities	35,800	565	3.18%	30,799	497	3.25%

Loans (1)	573,036	17,210	6.06%	528,265	14,546	5.54%

Total interest earning assets	615,439	17,857	5.85%	567,912	15,084	5.34%

Cash and due from banks	33,308			$32,510
Allowance for loan losses	(7,155)			(6,884)
Other assets	33,094			30,417

Total assets	$674,686			$623,955

Liabilities:

Savings, NOW and market rate	$322,893	$1,209	0.76%	$308,141	$958	0.63%
Time deposits	123,018	1,602	2.63%	100,086	1,198	2.41%

Total interest-bearing deposits	445,911	2,811	1.27%	408,227	2,156	1.06%

Short term borrowings	2,401	36	3.02%	1,708	10	1.18

Total interest-bearing liabilities	448,312	2,847	1.28%	409,935	2,166	1.06%

Demand deposits, noninterest-bearing	144,792			136,175
Other liabilities	9,796			10,597

Total noninterest-bearing liabilities	154,588			146,772

Total liabilities	602,900			556,707

Shareholders’ equity	71,786			67,248

Total liabilities and shareholders’ equity	$674,686			$623,955

Net interest spread			4.57%			4.28%
Effect of noninterest-bearing sources			0.35%			0.29%

Net interest income/ margin on earning assets		$15,010	4.92%		$12,918	4.57%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Net interest income for the three months ended June 30, 2005 of $7.642 million was $1.093 million or 16.7% higher than the net interest income for the same period in 2004 of $6.549 million. The analyses above indicate that increased loan volume along with the increase in rates were the primary drivers of the increase in net interest income. Average earning assets increased $40.7 million or 7.0% in the second quarter of 2005 compared to the same period in 2004. Average total loans grew $36.477 million or 6.7% while investments increased $5.422 million or 17.5% over 2004. During the second quarter of 2005, average investments were 5.9% of total earning assets compared to 5.3% during the same period in 2004.

The average earning asset yield during the second quarter of 2005 of 5.94% was 64 basis points higher than the 5.30% during the same period in 2004. The rate paid on average interest bearing liabilities of 1.37% in 2005 was higher than the 1.03% in 2004. Average non-interest bearing demand deposits grew 8.7%, while savings decreased 0.2% and time deposits increased 30.1%.

Net interest income for the six months ended June 30, 2005 of $15.010 million was $2.092 million or 16.2% higher than the net interest income for the same period in 2004 of $12.918 million. The analyses above indicate that increased loan volume along with the increase in rates were the primary drivers of the increase in net interest income. Average earning assets increased $47.5 million or 8.3% for the first six months of 2005 compared to the same period in 2004. Average total loans grew $44.771 million or 8.5% while investments increased $5.001 million or 16.2% over 2004. During the first half of 2005, average investments were 5.8% of total earning assets compared to 5.4% during the same period in 2004.

The average earning asset yield during the first six months of 2005 of 5.85% was 51 basis points higher than the 5.34% during the same period in 2004. The rate paid on average interest bearing liabilities of 1.28% in 2005 was higher than the 1.06% in 2004. Average non-interest bearing demand deposits grew 6.3%, while savings and time deposits increased 4.79% and 22.91%, respectively.

Net Interest Margin

The Corporations net interest margin increased 39 basis points to 4.94% in the second quarter of 2005 from 4.55% in the same period last year. The net interest margin and related components for the past five linked quarters are as follows:

Quarter	Year	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
2nd	2005	5.94%	1.37%	4.57%	0.37%	4.94%
1st	2005	5.76%	1.19%	4.57%	0.32%	4.89%
4th	2004	5.45%	1.10%	4.35%	0.29%	4.64%
3rd	2004	5.24%	1.04%	4.20%	0.28%	4.48%
2nd	2004	5.30%	1.03%	4.27%	0.28%	4.55%

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

The Corporation uses several tools to manage its interest rate risk including interest rate sensitivity analysis (aka “Gap Analysis”), market value of portfolio equity analysis, interest rate simulations under various rate scenarios and net interest margin reports. The results of these reports are compared to limits established by the Corporation’s Asset Liability Management Policies and appropriate adjustments are made if the results are outside of established limits.

The following table demonstrates the annualized result of an interest rate simulation and the expected effect that a parallel interest rate shift might have on the Corporation’s projected net interest income over the next 12 months.

Summary of Interest Rate Simulation	June 30, 2005
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+200 basis points	$2,636	8.51%
+100 basis points	$1,099	3.55%
-100 basis points	$(1,718)	(5.54)%
-200 basis points	$(3,706)	(11.96)%

The interest rate simulation above indicates that the Corporation’s balance sheet as of June 30, 2005 is asset sensitive meaning that an increase in rates should increase net interest income and a decline in rates will cause a decline in net interest income over the next 12 months.

The following table presents the Corporation’s interest rate sensitivity position or Gap Analysis as of June 30, 2005

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with other banks	$314	$—	$—	$—	$—	$314
Federal funds sold	—	—	—	—	—	—
Investment securities	6,397	10,566	14,417	4,301	—	35,681
Loans, Net of reserve	299,933	30,420	199,719	56,656	—	586,728
Cash and due from banks	—	—	—	—	30,807	30,807
Other assets	—	—	—	—	34,050	34,050

Total assets	$306,644	$40,986	$214,136	$60,957	$64,857	$687,580

Liabilities and shareholders’ equity:
Noninterest-bearing demand	$30,468	$20,180	$107,628	$—	$—	$158,276
Savings, Now and Market Rate	53,113	45,227	169,824	49,220	—	317,384
Time deposits	37,131	62,932	26,369	106	—	126,538
Other liabilities	—	—	—	—	11,617	11,617
Shareholders’ equity	2,634	7,903	42,152	21,076	—	73,765

Total liabilities and shareholders’ equity	$123,346	$136,242	$345,973	$70,402	$11,617	$687,580

Gap	$183,298	$(95,256)	$(131,837)	$(9,445)	$53,240	—
Cumulative gap	$183,298	$88,042	$(43,795)	$(53,240)	—	—
Cumulative earning assets as a ratio of interest bearing liabilities	340%	176%	144%	142%	100%	—

The table above indicates that Corporation is asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term if rates rise. The converse is also true. Cash and due from banks and non-interest bearing demand balances in the Gap analysis have been reduced by the amount of uncollected deposists in transit of $3.172 million.

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

Asset quality remains strong at June 30, 2005 as nonperforming loans as a percentage of total loans were 10 basis points. This compares with 20 basis points at December 31, 2004 and 7 basis points at June 30, 2004. The allowance for loan losses as a % of total loans was 1.22% at June 30, 2005 compared with 1.23% at December 31, 2004 and 1.25% at June 30, 2004. The provision for loan losses for the second quarter of 2005 was $193 thousand, compared to $188 thousand in the same period last year. The provision for loan losses for the first six months of 2005 was $380 thousand, compared to $375 thousand in the same period last year.

Summary of Changes in the Allowance For Loan Losses	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(in thousands of dollars)	2005	2004	2005	2004	2004
Balance, beginning of period	$7,125	$6,852	$6,927	$6,670	$6,670

Charge-offs:
Consumer	(7)	(8)	(9)	(31)	(94)
Commercial and industrial	—	(73)	—	(73)	(167)
Real estate	(65)	—	(65)	—	(431)

Total charge-offs	(72)	(81)	(74)	(104)	(692)

Recoveries:
Consumer	4	7	9	24	47
Commercial and industrial	1	—	9	—	2
Real estate	1	—	1	—	—
Total recoveries	6	7	19	24	49
Net (charge-offs) / recoveries	(66)	(74)	(55)	(80)	(643)

Provision for loan losses	193	187	380	375	900

Balance, end of period	$7,252	$6,965	$7,252	$6,965	$6,927

Analysis of Credit risk

Non Performing Assets and Related Ratios

(In thousands of dollars)	June 30, 2005	December 31, 2004	June 30, 2004
Non-accrual loans	$622	$1,087	$310
Loans 90 days or more past due	—	22	65

Total non performing loans	622	1,109	375
Other real estate owned (“OREO”)	210	357	—

Total non performing assets	$832	$1,466	$375

Allowance for loan losses to non performing assets	871.6%	472.5%	1,857.3%
Allowance for loan losses to non performing loans	1,165.9%	624.6%	1,857.3%
Non performing loans to total loans	10.10%	0.20%	0.07%
Allowance for loan losses to total loans	1.22%	1.23%	1.25%
Non performing assets to total assets	0.12%	0.21%	0.06%
Period end loans	$593,980	$564,597	$556,887
Average gross loans (quarterly average)	$578,173	$549,220	$541,696
Allowance for loan losses	$7,252	$6,927	$6,965

Asset quality is strong as non-performing assets at June 30, 2005 of $832 thousand represent 0.12% of total assets.

Impaired Loan Detail

The Corporation’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligations of the Corporation. The Corporation will not recognize income if these factors do not exist.

(In thousands of dollars)	June 30 2005	December 31 2004	June 30 2004
Impaired loans with specific loss allowances	$678	$1,353	$557
Average year to date impaired loans	1,286	794	465
Impaired loans with specific loss allowances	—	—	—
Loss allowances reserved on impaired loans	—	—	—
Year to date income recognized on impaired loans	$7	$1	—

Non-Interest Income - Three months ended June 30, 2005

Total non-interest income of $4.720 million for the three months ended June 30, 2005 decreased 2.5% or $.119 million from $4.839 million reported for the same period in 2004.

Fees for wealth management services increased $258 thousand or 9.5% from $2.709 million for the second quarter of 2004 to $2.967 million for the same period in 2005. The 9.5% increase is the result of solid new business development efforts, a strong contribution from the Estate Administration Department and a second quarter 2005 fee increase. The market value of assets under administration increased 2.4% to $1.901 billion as of June 30, 2005 compared with $1.856 billion as of June 30, 2004.

The decline in service charges on deposit accounts of $80 thousand or 16.7% from $478 thousand to $398 thousand is primarily attributed to lower fees on commercial checking accounts due to the rise in the earnings credit that these customers receive to pay for their services.

Net gains on the sale of loans were $464 thousand for the second quarter of 2005, a 33.8% decrease from $701 thousand reported for the same quarter in 2004. Residential loan sales amounted to $26.789 million for the second quarter of 2005, a 37.2% decrease from $42.626 million for the same quarter of 2004. The Corporation earned approximately 173 basis points on loans sold for the second quarter of 2005 compared to 164 basis points for the same period in 2004. See Executive Overview for a discussion of Residential Mortgage activity.

Income from loan servicing and late fees amounted to $339 thousand for the second quarter of 2005, a 14.6% decrease from $397 thousand reported for the second quarter of 2004. This decrease is primarily attributed to the reduced fees earned from servicing loans for others. As of June 30, 2005, the Bank serviced $465.780 million in loans for others, a 13.9% decrease from $540.706 million in loans serviced as of June 30, 2004. The decrease is due primarily to the sale of MSRs in the first quarter of 2004.

Other operating income increased by $71 thousand or 14.8% for the second quarter of 2005, to $552 thousand compared with $481 thousand for the same period in 2004. This increase is partially due to a gain on sale of OREO that occurred in April 2005. No such sale occurred in the same period of 2004.

Non-Interest Income - Six months ended June 30, 2005

Total non-interest income of $9.134 million for the six months ended June 30, 2005 decreased 20.0% or $2.279 million from $11.413 million reported for the same period in 2004. Excluding the gain on the sale of MSRs of $1.146 million in the first quarter of 2004, non-interest income decreased 11.0% or $1.133 million.

Fees for wealth management services increased $322 thousand or 6.1% from $5.299 million for the first six months of 2004 to $5.621 million for the same period in 2005. The 6.1% increase is the result of solid new business development efforts, a strong contribution from the Estate Administration Department and a second quarter 2005 fee increase. The market value of assets under administration increased 2.4% to $1.901 billion as of June 30, 2005 compared with $1.856 billion as of June 30, 2004.

The decline in service charges on deposit accounts of $161 thousand or 16.9% is primarily attributed to lower fees on commercial checking accounts due to the rise in the earnings credit that these customers receive to pay for their services.

Net gains on the sale of loans were $922 thousand for the first six months of 2005, a 55.5% decrease from $2.073 million reported for the same period in 2004. Residential loan sales amounted to $60.785 million for the first six months of 2005, a 35.5% decrease from $94.228 million for the same period of 2004. The Corporation earned approximately 152 basis points on loans sold for the first six months of 2005 compared to 220 basis points for the same period in 2004.

During the first quarter of 2004, the Bank sold MSRs relating to $245 million of loans being serviced by the Bank which produced a net gain of $1.146 million. There was no such gain reported for the first six months of 2005.

Income from loan servicing and late fees amounted to $678 thousand for the first six months of 2005, a 25.6% decrease from $911 thousand reported for the first six months of 2004. This decrease is primarily attributed to the reduced fees earned from servicing loans for others. As of June 30, 2005, the Bank serviced $465.780 million in loans for others, a 13.9% decrease from $540.706 million in loans serviced as of June 30, 2004. The decrease is due primarily to the sale of MSRs in the first quarter of 2004.

Other operating income increased by $90 thousand or 8.7% for the first six months of 2005 to $1.120 million compared with $1.030 million for the same period in 2004. This increase is partially due to the licensing of the Bank’s Sarbanes Oxley (“SOX”) 404 templates to other community banks and a gain on the sale of an OREO property in April 2005.

Non-Interest Expense – Three months ended June 30, 2005

Total non-interest expense decreased $97 thousand or 1.2% for the second quarter of 2005 to $7.864 million from $7.961 million for the second quarter of 2004.

Salaries and wages increased $32 thousand or .9%, from $3.726 million for the three months ended June 30, 2004 to $3.758 million for the same period in 2005. The increase of $32 thousand is due to higher incentive based compensation specifically in the commercial and consumer lending areas. This increase is partially offset by lower staffing levels and reduced part time and overtime payments. The balance of the decrease is due to higher deferrals of costs associated with commercial loan fees. Employee benefits expenses decreased $97 thousand or 9.4% from $1.033 million for the second quarter of 2004 to $936 thousand for the same period in 2005. Lower pension expense, and lower post retirement medical benefits, are the primary drivers of this decline.

Occupancy expenses decreased $3 thousand or 0.5%, and furniture, fixtures and equipment increased $49 thousand or 10.9% primarily due to the opening of the Exton branch in March of 2005. Amortization of MSRs decreased $91 thousand or 30.2% due to the change in the loan sale strategies this year to sell more loans servicing released compared to selling the loans and maintaining the servicing income stream which results in a higher gain at the time of the sale.

Advertising expense increased $38 thousand or 13.9% from $274 thousand for the second quarter of 2004 to $312 thousand for the second quarter of 2005. This increase is do to higher than expected advertising expense.

Professional fees decreased $41 thousand or 12.2% to $295 thousand in the second quarter of 2005 from $336 thousand in the second quarter of 2004. The decrease is concentrated in legal and consulting fees and partially offset by an increase in auditing fees.

Non-Interest Expense – Six months ended June 30, 2005

Total non-interest expense decreased $834 thousand or 5.2% for the first six months of 2005 to $15.248 million from $16.082 million for the first six months of 2004. The non interest expenses for the first six months, excluding the $266 thousand of expenses associated with the sale of MSRs, decreased $568 thousand or 3.5% from the first six months of 2004.

Salaries and wages decreased $410 thousand or 5.3%, from $7.675 million for the six months ended June 30, 2004 to $7.265 million for the same period in 2005. Approximately 50% of the decrease is due to lower staffing levels and reduced part time and overtime payments. The balance of the decrease is due to lower incentive based payments, compensation relating to sale of the MSRs and deferrals of costs associated with commercial loan fees. Employee benefits expenses decreased $130 thousand or 5.9% from $2.207 million for the first six months of 2004 to $2.077 million for the same period in 2005. Reduced pension, retiree medical expense and payroll tax costs, partially offset by higher medical insurance premiums account for the decrease.

Occupancy and bank premises expenses increased $46 thousand or 4.2%, and furniture, fixtures and equipment increased $75 thousand or 8.5% primarily due to the opening of the Exton branch in March 2005 and Newtown Square branch in January 2004. Amortization of MSRs decreased $95 thousand or 19.2% due to the decline in the volume of mortgage servicing rights related the sale of the MSRs in March 2004 and the lower volume of mortgage loans sold servicing retained in the six months of 2005 compared with 2004.

Advertising expense increased $47 thousand or 10.7% from $441 thousand for the first six months of 2004 to $488 thousand for the same period in 2005. This increase is do to higher than expected advertising expense.

Professional fees decreased $111 thousand or 15.7% to $598 thousand in the first six months of 2005 from $709 thousand for the first six months of 2004. The decrease is concentrated in legal and consulting fees and partially offset by an increase in auditing fees.

Other operating expenses decreased $256 thousand or 9.9%, from $2.582 million for the first six months of 2004 to $2.326 million for the first six months of 2005. The decrease is concentrated in computer processing fees and residential mortgage related expenses. The decrease is partially offset by increases in bank shares tax and security related costs.

Income Taxes

Income taxes from operations for the three months ended June 30, 2005 were $1.517 million compared to $1.110 million for the same period in 2004. This represents an effective tax rate for the three months ended June 30, 2005 of 35.2% and an effective tax rate of 34.3% for the same period in 2004.

Income taxes from operations for the first six months of 2005 were $2.926 million compared to $2.725 million for the first six months of 2004. This represents an effective tax rate of 34.4% for the six months ended June 30, 2005 and an effective tax rate of 34.6% for the same period in 2004.

Balance Sheet Analysis

Total assets increased $7.806 million or 1.1% from $682.946 million as of December 31, 2004 to $690.752 million as of June 30, 2005. A decrease in overnight investments of $28.4 million was more than offset by an increase in total loans and in cash and due from banks. Total loans increased $29.4 million or 5.2% from $564.597 million as of December 31, 2004 to $593.980 million as of June 30, 2005 primarily in real estate related commercial mortgage and construction loans. The decline in overnight investments is a direct result of loan fundings.

Total deposits increased $4.405 million or .7% to $605.370 million as of June 30, 2005 from $600.965 million as of December 31, 2004. A more meaningful measurement of deposit change is the change in average outstanding deposit balances. Total average deposit balances of $590.703 million for the period ended June 30, 2005 increased $46.301 million or 8.5% from the $544.402 million for the same period in 2004. Due to the highly competitive nature of the financial services business in the Philadelphia area, the Corporation anticipates that interest bearing accounts will make up a greater share of total deposits than they historically have. Certificates of deposit specials and higher rate interest bearing accounts are needed to attract and retain today’s more educated, rate sensitive customer.

As of June 30, 2005 the Corporation holds notes receivable totaling $1.182 million from the purchaser of the assets of JWR&Co. These notes bear interest at 6.00% and have various payments and due dates. The balance on these notes was $1.286 million as of December 31, 2004. Management anticipates that these notes will be collected in accordance with the terms of the notes. See discussion of discontinued operations and critical accounting policies in Management’s discussion and analysis of the Corporation’s 2004 Form 10-K for additional information. These notes are included on the Corporation’s consolidated balance sheet in commercial loans.

Capital

Total consolidated shareholder’s equity of the Corporation was $73.765 million or 10.7% of total assets, as of June 30, 2005, compared to $71.238 million or 10.4% of total assets, as of December 31, 2004. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2005 and December 31, 2004:

	Ratio	Minimum Ratio to be Well Capitalized
June 30, 2005:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.38%	10%
Bank	11.39%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.27%	6%
Bank	10.28%	6%
Leverage Ratio (Capital to Total Assets)
Consolidated	10.68%	5%
Bank	9.73%	5%

December 31, 2004:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.33%	10%
Bank	11.09%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.24%	6%
Bank	9.99%	6%
Leverage Ratio (Capital to Total Assets)
Consolidated	10.43%	5%
Bank	9.26%	5%

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

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and monthly as part of the asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, and purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB and selling securities as its secondary sources. Availability with the FHLB was approximately $191 million as of June 30, 2005. Overnight Fed Funds lines consist of lines from five banks totaling $29.0 million. Quarterly, ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors. As of June 30, 2005, the Bank did not have any funds borrowed from the FHLB or in overnight Fed Funds.

OFF BALANCE SHEET RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2005 were $284.198 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2005 amounted to $11.007 million.

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

Contractual Cash Obligations of the Corporation as of June 30, 2005:

(In thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$478,832	$478,832
Consumer certificates of deposit	$126,538	100,063	26,005	364	106
Operating leases	11,067	688	1,198	1,164	8,017
Purchase obligations	2,470	1,240	863	317	50
Non-discretionary pension contributions	—	—	—	—	—

Total	$618,907	$580,823	$28,066	$1,845	$8,173

Section 404 of Sarbanes Oxley Act of 2002

The Corporation and its Management completed compliance procedures relating to Section 404 of the Sarbanes Oxley Act of 2002 (SOX 404) for the fiscal year ended December 31, 2004 as documented in the Corporation’s Form 10-K. Management will again devote considerable effort in 2005 to comply with all aspects of SOX 404 while attempting to control related costs of compliance. Consulting and professional fees relating to this compliance amounted to approximately $470 thousand for 2004.

Other Information

Opening of New Full Service Branch Offices in Newtown Square and Exton

During the first quarter of 2004, the Bank established a new full service branch office in Newtown Square, Pennsylvania, thereby enabling the Bank to both broaden and strengthen its footprint in Delaware County, Pennsylvania. This new branch had deposits of $19.001 million as of June 30, 2005. In March of 2005, the Bank established a new full service branch in Exton, Pennsylvania. The Exton branch had deposits of $4.137 million as of June 30, 2005. The Bank anticipates measured expansion of its branch footprint over the next few years.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

During the second quarter of 2005, the Corporation maintained, and continues to maintain, one stock repurchase program. The following table presents the repurchasing activity of this program during the second quarter of 2005:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2005 - April 30, 2005	—	—	—	75,494
May 1, 2005 - May 31, 2005	20,000	$19.06	20,000	55,494
June 1, 2005 - June 30, 2005	6,500	$20.00	6,500	48,994

Total	26,500	$19.29	26,500	48,994

Notes to this table:

On October 17, 2002 the Board of Directors of the Corporation authorized a new stock repurchase program, effective in January 2003. This stock repurchase program is the only stock repurchase program presently in effect (the “Program”). This Program was publicly announced in a press release, also issued on October 17, 2002.

The Corporation was authorized to repurchase an amount of Corporation stock, not to exceed the lesser of $7,500,000 or 4% of the then outstanding shares of common stock, which, after the effect of the two-for-one stock split, effective October 1, 2003, amounted to 348,094 shares. During 2005, under the Program, the Corporation repurchased 85,500 shares of Corporation stock, having an average cost of $19.29 per share.

There is no expiration date on the Program.

No stock repurchase programs expired during the second quarter of 2005.

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

Bryn Mawr Bank Corporation

Date: August 5, 2005	By:	/s/ Frederick C. Peters II
Frederick C. Peters II
President & Chief Executive Officer

Date: August 5, 2005	By:	/s/ J. Duncan Smith
J. Duncan Smith
Treasurer and Chief Financial Officer

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