Form 10-Q
period 2005-09-30
BRYN MAWR BANK CORP
filed 2005-11-08
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2005

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒    No  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, par value $1	8,561,461

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands*)

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$9,438	$7,641	$26,648	$22,187
Interest on federal funds sold	64	73	125	106
Interest on interest bearing deposits with banks	44	6	65	14
Interest and dividends on investment securities	288	249	853	746

Total interest and dividend income	9,834	7,969	27,691	23,053
Interest expense on savings, NOW and market rate accounts	770	524	1,980	1,481
Interest expense on time deposits	1,013	631	2,614	1,830
Interest expense on borrowings	5	—	41	10

Total interest expense	1,788	1,155	4,635	3,321

Net interest income	8,046	6,814	23,056	19,732
Loan loss provision	209	187	589	562

Net interest income after loan loss provision	7,837	6,627	22,467	19,170

Non-interest income:
Fees for wealth management services	2,972	2,490	8,593	7,789
Service charges on deposits	408	444	1,201	1,398
Loan servicing and late fees	321	361	999	1,272
Net gain on sale of loans	456	494	1,378	2,568
Net gain on sale of mortgage servicing rights	—	—	—	1,145
Other operating income	568	471	1,688	1,501

Total non-interest income	4,725	4,260	13,859	15,673

Non-interest expenses:
Salaries and wages	4,414	3,635	11,678	11,310
Employee benefits	998	1,069	3,076	3,276
Occupancy	564	531	1,701	1,622
Furniture, fixtures, and equipment	488	427	1,446	1,310
Advertising	195	264	683	705
Amortization of mortgage servicing rights	115	152	513	646
Professional fees	318	477	917	1,185
Other operating expenses	1,095	1,173	3,421	3,756

Total non-interest expenses	8,187	7,728	23,435	23,810

Income before income taxes	4,375	3,159	12,891	11,033
Applicable income taxes	1,499	1,050	4,425	3,775

Net income	2,876	2,109	8,466	7,258

Basic earnings per share	$0.34	$0.25	$0.99	$0.84
Diluted earnings per share	$0.33	$0.24	$0.97	$0.83
Dividends declared per share	$0.11	$0.10	$0.31	$0.30
Weighted-average basic shares outstanding	8,555,037	8,595,229	8,565,311	8,614,631
Dilutive potential shares	165,691	161,383	153,224	176,834

Adjusted weighted-average shares	8,720,728	8,756,612	8,718,535	8,791,465

The accompanying notes are an integral part of the consolidated financial statements.

*	Except for share and per share data.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	September 30, 2005 (Unaudited)	December 31, 2004
Assets
Cash and due from banks	$30,976	$26,526
Interest bearing deposits with banks	8,075	15,293
Federal funds sold	—	13,423
Investment securities available for sale, at market (amortized cost of $35,954 and $35,654 as of September 30, 2005 and December 31, 2004, respectively)	35,442	35,441
Loans:
Consumer	8,791	10,291
Commercial	172,115	186,923
Real estate	401,487	358,675
Loans held for sale, at fair market value	9,072	8,708

Total loans	591,465	564,597
Less: Allowance for loan losses	(7,392)	(6,927)

Net loans	584,073	557,670

Premises and equipment, net	14,654	14,162
Accrued interest receivable	2,905	2,579
Deferred federal income taxes	840	(3)
Mortgage servicing rights	2,992	3,172
Other assets	13,010	14,683

Total assets	$692,967	$682,946

Liabilities
Deposits:
Noninterest-bearing demand	$153,084	$147,236
Savings, NOW and market rate accounts	314,311	343,259
Time deposits	137,262	110,470

Total deposits	604,657	600,965

Accrued interest payable	2,089	2,878
Other liabilities	10,402	7,865

Total liabilities	617,148	611,708

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,214,749 and 11,172,582 shares as of September 30, 2005 and December 31, 2004 respectively and outstanding of 8,559,105 and 8,597,958 shares as of September 30, 2005 and December 31, 2004, respectively	11,215	11,172
Paid-in capital in excess of par value	7,772	7,112
Accumulated other comprehensive income, net of taxes	(482)	(288)
Retained earnings	80,987	75,179

	99,492	93,175
Less: Common stock in treasury at cost — 2,655,644, and 2,574,624 shares as of September 30, 2005 and December 31, 2004 respectively	(23,673)	(21,937)

Total shareholders’ equity	75,819	71,238

Total liabilities and shareholders’ equity	$692,967	$682,946

Book Value per Share	$8.86	$8.29

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

Unaudited

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income from operations	$8,466	$7,258
Adjustments to reconcile net income from continuing operations to net cash (used) provided by operating activities:
Provision for loan losses	589	562
Provision for depreciation and amortization	1,147	1,029
Loans originated for resale	(102,297)	(121,537)
Proceeds from loans sold	103,574	125,074
Gain on sale of loans	(1,378)	(2,567)
Gain on sale of MSRs	—	(1,146)
Provision for deferred income taxes (benefit)	(843)	(737)
Change in tax receivable	(354)	800
Change in accrued interest receivable	(326)	(198)
Change in accrued interest payable	(789)	280
Changes in mortgage servicing rights	180	1,098
Other	4,182	(1,115)

Net cash provided by operating activities	12,151	8,801

Investing activities:
Purchases of investment securities available for sale	(5,499)	(15,426)
Proceeds from maturity and calls of investment securities available for sale	5,238	13,197
Loan originations, net	(26,891)	(48,618)
Sale of OREO	377	—
OREO charge-offs	(20)	—
Purchases of premises and equipment	(1,548)	(974)

Net cash (used) by investing activities	(28,343)	(51,821)

Financing activities:
Net (decrease) increase in demand and savings deposits	(23,100)	42,900
Net (decrease) increase in time deposits	26,792	11,946
Dividends paid	(2,658)	(2,587)
Retirement of treasury stock	44	31
Purchases of treasury stock	(1,780)	(2,574)
Proceeds from issuance of common stock	703	622

Net cash provided by financing activities	1	50,338
Net cash (used) provided by operations	(16,191)	7,318

(Decrease) increase in cash and cash equivalents	(16,191)	7,318
Cash and cash equivalents at beginning of period	55,242	46,295

Cash and cash equivalents at end of period	$39,051	$53,613

Supplemental cash flow information:
Income taxes paid	$3,171	$5,290
Interest paid	$5,424	$3,042

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars In Thousands)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,876	$2,109	$8,466	$7,258
Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities	(243)	406	(299)	(92)
Deferred income tax (expense) benefit on unrealized holding gain (loss) on available for sale securities	85	(142)	105	32

Total Comprehensive income	$2,718	$2,373	$8,272	$7,198

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

(Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of the Corporation’s Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim period presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Bryn Mawr Bank Corporation (“Corporation”) 2004 Annual Report on Form 10-K. The Corporation’s consolidated financial condition and results of operations consist almost entirely of The Bryn Mawr Trust Company’s (the “Bank”) financial condition and result of operations.

The results of operations for the three month period and nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (in thousands)	$2,876	$2,109	$8,466	$7,258
Weighted-Average basic shares outstanding	8,555,037	8,595,229	8,565,311	8,614,631
Dilutive potential shares	165,691	161,383	153,224	176,834

Adjusted weighted-average diluted shares	8,720,728	8,756,612	8,718,535	8,791,465
Basic earnings per share	$.34	$.25	$.99	$.84
Diluted earnings per share	$.33	$.24	$.97	$.83

3. Provision for Loan Losses

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands except for per share data)	2005	2004	2005	2004
Net income – as reported	$2,876	$2,109	$8,466	$7,258
Stock based compensation cost, net of related taxes	33	91	900	270

Net income - proforma	2,843	$2,018	7,566	$6,988

Basic earnings per share – as reported	$.34	$.25	$.99	$.84
Diluted earnings per share – as reported	$.33	$.24	$.97	$.83
Basic earnings per share – proforma	$.33	$.23	$.88	$.81
Diluted earnings per share – proforma	$.33	$.23	$.87	$.79

In April of 2005, the Financial Accounting Standards Board (FASB) revised SFAS No. 123(R) “Share Based Payment an Amendment of FASB No. 123 and APB No. 25” that addresses the accounting for share based payment transactions. Prior to that revision, the effective date would have been for fiscal years and interim periods beginning after June 15, 2005. The new effective date is for fiscal years beginning after December 15, 2005. The Corporation will adopt SFAS 123(R) beginning with the first quarter of 2006. It is expected that the adoption of SFAS 123 (R) will reduce net income in 2006 by approximately $36 thousand.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the third quarter of 2005: Dividend yield of 2.12%, expected volatility of 20.41%, expected life of 6.06 years and risk-free interest rate of 3.90%. There were 2,625 options granted in the third quarter of 2005. On June 16, 2005 the Corporation accelerated the vesting of 83,916 out-of–the–money options which resulted in an additional proforma pre-tax expense of $430,000. The purpose of this transaction was to avoid the expense treatment of SFAS No. 123(R) in 2006 and 2007.

5. Pension and Other Post-retirement Benefit Plans

The Corporation sponsors two pension plans, the defined benefit pension plan and the Supplemental Employee Retirement Plan (“SERP”), and a post-retirement benefit plan for certain employees.

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months ended and the nine months ended September 30, 2005 and 2004:

	For The Three Months Ended September 30				For The Nine Months Ended September 30
	Pension Benefits		Post Retirement Benefits		Pension Benefits		Post- Retirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$292	$283	$3	$5	$876	$850	$9	$16
Interest cost	413	393	35	47	1,238	1,180	107	141
Expected return on plan assets	(538)	(484)	—	—	(1,615)	(1,452)	—	—
Amortization of transition obligation	—	—	7	7	—	—	20	19
Amortization of prior service costs	32	32	(34)	—	97	97	(103)	—
Amortization of net (gain) loss	94	71	51	46	280	214	152	139

Net periodic benefit cost	$293	$295	$62	$105	$876	$889	$185	$315

As stated in the Corporation’s 2004 Annual Report, the Corporation does not have any minimum funding requirement for its defined benefit pension plan for 2005 but anticipates contributing $939 thousand for 2005. Additionally, the Corporation is expected to contribute approximately $129 thousand to the SERP plan for 2005. As of September 30, 2005, no contributions have been made to either of the pension plans. Changes were made to the post-retirement benefit plan in 2005 limiting future increases in plan costs to 120% of the current benefit.

6. Segment Information

SFAS No. 131, “Segment Reporting”, identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in SFAS No. 131 to the results of its operations.

The Corporation’s Banking segment consists of commercial and retail banking. The Banking segment is managed as a single strategic unit which generates revenues from a variety of products and services. The Banking segment generates interest income from its lending and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including service charges on deposit accounts; cash sweep fees, overdraft fees and interchange revenue associated with its Visa Check Card offering.

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

Segment information for the nine months ended September 30, 2005 and 2004 is as follows:

(Dollars in thousands)

	2005
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$22,996	$—	$—	$60	$23,056
Less: Loan loss provision	589	—	—	—	589

Net interest income after loan loss provision	22,407	—	—	60	22,467
Other income:
Fees for wealth management services	—	8,593	—	—	8,593
Gain on sale of MSRs*	—	—	—	—	—
Other income	2,416	4	2,613	233	5,266

Total other income	2,416	8,597	2,613	233	13,859
Other expenses:
Salaries and benefits	10,271	3,583	702	198	14,754
Occupancy	2,587	475	178	(93)	3,147
Amortization of mortgage servicing rights	—	—	513	—	513
Other operating expense*	3,591	804	389	237	5,021

Total other expense	16,449	4,862	1,782	342	23,435

Segment profit (loss) before income taxes	8,374	3,735	831	(49)	12,891
Intersegment revenues (expenses) **	136	135	—	(271)	—

Segment profit (loss) after eliminations	$8,510	$3,870	$831	$(320)	$12,891

% of segment profit (loss)	66.0%	30.0%	6.4%	(2.4)%	100.0%

	2004***
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$19,666	$—	$—	$66	$19,732
Less: Loan loss provision	562	—	—	—	562

Net interest income after loan loss provision	19,104	—	—	66	19,170
Other income:
Fees for wealth management services	—	7,789	—	—	7,789
Gain on sale of MSRs*	—	—	1,145	—	1,145
Other income	2,583	—	3,945	211	6,739

Total other income	2,583	7,789	5,090	211	15,673
Other expenses:
Salaries and benefits	9,650	3,670	1,064	202	14,586
Occupancy	2,411	426	185	(90)	2,932
Amortization of mortgage servicing rights	—	—	646	—	646
Other operating expense*	3,685	812	892	257	5,646

Total other expense	15,746	4,908	2,787	369	23,810

Segment profit (loss) before income taxes	5,941	2,881	2,303	(92)	11,033
Intersegment revenues (expenses) **	133	135	—	(268)	—

Segment profit (loss) after eliminations	$6,074	$3,016	$2,303	$(360)	$11,033

% of segment profit (loss)	55.1%	27.3%	20.9%	(3.3)%	100.0%

*	Mortgage Banking segment salaries and benefits and other operating expenses for 2004 include $76 thousand and $190 thousand, respectively of expense related to the sale of mortgage servicing rights (“MSRs”). No such sale of MSRs occurred in the first nine months of 2005.

**	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

***	Reclassified for comparative purposes.

7. Mortgage Servicing Rights

MSRs are recorded as an asset when residential mortgages originated by the Corporation are sold with servicing rights retained by the Corporation. MSRs represent the right to receive cash flows from servicing residential mortgage loans. The MSRs are capitalized based on the relative fair value of the servicing right on the date the mortgage loan is sold. MSRs are amortized in proportion to and over the period of the estimated net servicing income. MSRs are carried at the lower of cost or estimated fair value. The Corporation obtains an independent appraisal of the fair value of its MSRs each quarter, which approximates the fair value expected in a sale between a willing buyer and a seller.

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

The following summarizes the Corporation’s activity related to MSRs for the nine months ended September 30, 2005 and 2004:

(In thousands)	2005	2004
Balance, January 1	$3,172	$4,391
Additions	333	947
Amortization	(501)	(646)
Impairment	(12)	—
Sales	—	(1,399)

Balance, September 30	$2,992	$3,293

Fair Value	$4,484	$4,335

There was impairment of $12,000 in the MSRs for the nine months ended September 30, 2005. There was no impairment of MSRs for the nine months ended September 30, 2004.

At September 30, 2005, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(In thousands)	September 30, 2005
Fair value amount of MSRs	$4,484
Weighted average life (in years)	5.75
Prepayment speeds (constant prepayment rate) (*):	15.14%
Impact on fair value:
10% adverse change	$(172)
20% adverse change	$(391)
Discount rate:	9.00%
Impact on fair value:
10% adverse change	$(50)
20% adverse change	$(168)

(*)	represents the weighted average prepayment rate for the life of the MSR asset.

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

8. Impaired Loans

The Corporation identifies a loan as impaired when a borrower is deemed to be unable to meet the original terms of a loan. Once a loan is delinquent for 90 days or more, it is considered an impaired loan. Impaired loans at September 30, 2005 were $273 thousand. Except for certain consumer loans, all loans are placed on nonaccrual status when they become delinquent for 90 days or more and any outstanding accrued interest receivable on such loans is reversed from income. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. As of September 30, 2005, there were no impaired loans for which it was necessary to establish an impairment reserve. The Corporation recognizes income on an impaired loan under the cash basis when the loan is current and the collateral on the loan is sufficient to cover the outstanding obligation to the Corporation. If these factors do not exist, the Corporation will not recognize income on an impaired loan.

9. Capital

The Corporation declared and paid a regular dividend of $0.11 per share, during the third quarter of 2005. This payment totaled $941 thousand. The dividend was increased 10% or $0.01 per share to $0.11 per share effective for the dividend declared to shareholders of record on August 1, 2005 payable September 1, 2005.

During the first nine months of 2005, the Corporation repurchased 85,500 shares of its common stock for $1,779,730 at an average purchase price of $20.82 per share.

10. New Accounting Pronouncements

Stock Based Compensation - In April of 2005, the FASB revised SFAS No. 123(R) “Share Based Payment an Amendment of FASB No. 123 and APB No. 95”. See Note 4 above. Stock Based Compensation for additional information.

Accounting Changes and Error Correction - In July of 2005, the FASB issued SFAS No. 154 “Accounting Changes on Error Correction” which changes the requirements for accounting for and reporting a change in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not anticipated to have a significant impact on the Corporation.

Item 2	Management’s Discussion and Analysis of Results of Operation and Financial Condition

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statement due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	any extraordinary event;

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. The Bank is headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Bank provides wealth management, community banking, residential mortgage lending and business banking services to its customers through eight full service branches and seven retirement community offices throughout Montgomery, Delaware and Chester counties. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation.

The goal of The Bryn Mawr Trust Company is to become the preeminent community bank and wealth management organization in the Philadelphia area.

Results of Operations

The following is Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future. These interim financial statements are unaudited. The year-end financial statements are audited.

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

The allowance for loan losses involves a higher degree of judgment and complexity than other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by Management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions, international events, and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

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

The valuation of mortgage servicing rights (“MSRs”) is a critical accounting policy due to the complexity of the quarterly valuation process which is performed by an outside consultant based on data provided by Management. Changes in market interest rates, consumer behavior, demographic trends and other factors influence the value of MSRs. See Note 7 above in the accompanying unaudited financial statements for additional information.

The Corporation has not substantively changed any aspect of its overall approach in the application of the foregoing policies. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

Executive Overview

The Corporation had net income of $2.876 million for the three months ended September 30, 2005, an increase of 36.4% or $767 thousand, compared with $2.109 million in the same period last year. Diluted earnings per share for the third quarter of 2005 were $0.33, an increase of 37.5% or $.09 per share compared with $0.24 in the same period last year. Return on average equity (ROE) and return on average assets (ROA) for the quarter ended September 30, 2005 were 15.35% and 1.65%, respectively. ROE was 12.20% and ROA was 1.27% for the same period last year.

The Corporation’s Board of Directors declared a quarterly dividend of $0.11 per share, payable December 1, 2005, to shareholders of record as of October 31, 2005.

The major factor contributing to the increase in earnings for the third quarter of 2005 compared to the same period last year was a 53 basis point or 11.8% increase in the Corporation’s net interest margin to 5.01% from 4.48% in the same period last year. Net interest income for the three months ended September 30, 2005, increased $1.232 million or 18.1% to $8.046 million from $6.814 million in the same period last year, as the Corporation’s asset sensitive loan portfolio continued to benefit from a series of Federal Reserve interest rate increases. Also contributing to the improvement in earnings was a $482 thousand or 19.4% increase in Wealth Management revenue.

Net income for the nine months ended September 30, 2005 was $8.466 million, an increase of 16.6% or $1.208 million, compared to $7.258 million in the same period last year. On a year to date basis, diluted earnings per share were $0.97, an increase of $0.14 per share or 16.9%, compared with $0.83 in the same period last year. ROE and ROA for the first nine months of 2005 were 15.58% and 1.66%, respectively. ROE was 14.31% and ROA was 1.52% for the same period last year.

The major factor contributing to the increase in earnings for the first nine months of the year compared to the same period last year was a 41 basis point or 9.0% increase in the Corporation’s net interest margin to 4.95% from 4.54%. Net interest income for the nine months ended September 30, 2005, increased $3.324 million or 16.8% to $23.056 million from $19.732 million in the same period last year. Additionally, fees for Wealth Management services increased 10.3% or $804 thousand to $8.593 million versus $7.789 million, partially offsetting declines in residential mortgage related revenues.

In the first nine months of 2004, the Corporation sold mortgage-servicing rights (“MSRs”) that contributed $572 thousand to after tax income and increased diluted earnings per share $0.07. There were no sales of MSRs in the first nine months of 2005. Net income and diluted earnings per share for the first nine months of 2004, excluding the after tax impact of the MSRs sale, would have been $6.686 million and $0.76 per share, respectively. Excluding the impact of the MSRs sale, 2005 nine month net income increased $1.780 million or 26.6% and diluted earnings per share increased $0.21 or 27.6% over the same period last year. (See accompanying reconcilement of GAAP net income and diluted earnings per share to net income and diluted earnings per share that exclude the MSRs sale on page 15).

Total loans increased $26.9 million or 4.8% to $591.5 million from $564.6 million over the past nine months while the Corporation’s asset quality remains strong as non-performing loans as a percent of total loans was 0.05% at September 30, 2005. The Corporation continues to focus its new business development efforts on loans to small to mid-size companies.

Total deposits grew $3.7 million or 0.6% over the past nine months to $604.7 million at September 30, 2005 from $601.0 million at December 31, 2004. Continued expansion of the retail banking footprint is anticipated with controlled de novo expansion in the suburban Philadelphia market. The two recently opened retail branch locations in Exton and Newtown Square PA are gaining market share and performing better than projected. Competition for deposits in the Corporation’s primary trading area remains very competitive, especially for consumer deposits.

Pricing changes in the secondary mortgage market in 2005 resulted in a higher percentage of the Corporation’s residential mortgage production being sold servicing released (instead of servicing retained) compared to similar periods in 2004. The impact of this, along with normal payment activity has reduced the balance of residential mortgage loans serviced and reduced the related loan servicing fee income.

Key Performance Ratios

Key financial performance ratios for the three months and nine months ended September 30, 2005 and 2004 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Return on Average Equity (ROE)	15.35%	12.20%	15.58%	14.31%
Return on Average Assets (ROA)	1.65%	1.27%	1.66%	1.52%
Efficiency Ratio	64.1%	69.8%	63.5%	67.3%
Net Interest Margin	5.01%	4.48%	4.95%	4.54%
Diluted Earnings Per Share	$0.33	$0.24	$0.97	$0.83
Dividend Per Share	$0.11	$0.10	$0.31	$0.30

	September 30 2005	December 31 2004	September 30 2004
Book Value Per Share	$8.86	$8.29	$8.15
Allowance for Loan Losses as a Percentage of Loans	1.25%	1.23%	1.25%

Reconcilement of Non-GAAP Information

See table below for a reconcilement of GAAP net income, diluted earnings per share, non-interest income and non-interest expense to comparable data that excludes the MSRs sale. Management believes that the presentation excluding the impact of the sale of MSRs in the first nine months of 2004 provides useful supplemental information essential to the proper understanding of the operating results of the Corporation’s core business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies.

Reconciliation of Non-GAAP Information

Nine Month Period Ended September 30,

(dollars in thousands except per share data)

	Net Income		Change		Diluted Earnings Per Share		Change
	2005	2004	$	%	2005	2004	$	%
As reported	$8,466	$7,258	$1,208	16.6%	$0.97	$0.83	$0.14	16.9%
After tax effect of MSR sale[1]	—	(572)	$572	—	—	$(0.07)	0.07	—

Adjusted for sale	$8,466	$6,686	$1,780	26.6%	$0.97	$0.76	$0.21	27.6%

[1]	MSR gain was calculated as follows:

Revenues of $1.145 million, direct expenses of $266 thousand and allocated income taxes of $307 thousand netting to $572 thousand of net income.

	Non Interest Income		Change		Non Interest Expense		Change
	2005	2004	$	%	2005	2004	$	%
As reported	$13,859	$15,673	(1,814)	(11.6)	$23,435	23,810	(375)	(1.6)%
MSR sale income	—	1,145	(1,145)		—	—
MSR sale expenses	—				—	266	(266)	—

Adjusted for sale	$13,859	$14,528	(669)	(4.6)	$23,435	$23,544	(109)	(0.05)%

Components of Net Income

Net income is affected by five major elements: net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposit and borrowed funds; the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; non-interest income which is made up primarily of certain fees, trust income, residential mortgage activities and gains and losses from sale of securities; non-interest expenses, which consist primarily of salaries, employee benefits and other operating expenses; and income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

Net Interest Income and Related Assets and Liabilities

The rate volume analysis in the table below analyzes changes in net interest income for the three months and nine months ended September 30, 2005 over September 30, 2004 by its rate and volume components.

Rate /Volume Analyses

(in thousands)	Three Months Ended September 30, 2005 Compared to 2004
Increase/(Decrease)	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$6	$32	$38
Federal funds sold	(47)	38	(9)
Investment securities available for sale	28	11	39
Loans	562	1,235	1,797

Total interest income	549	1,316	1,865

Interest expense:
Savings, NOW and market rate	(38)	284	246
Time deposits	207	175	382
Short term borrowings	—	5	5

Total interest expense	169	464	633

Interest differential	$380	$853	$1,233

(in thousands)	Nine Months Ended September 30, 2005 Compared to 2004
Increase/(Decrease)	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$6	$45	$51
Federal funds sold	(54)	73	19
Investment securities available for sale	107	—	107
Loans	1,782	2,679	4,461

Total interest income	1,841	2,797	4,638

Interest expense:
Savings, now and market rate	6	493	499
Time deposits	481	303	784
Short term borrowings	6	25	31

Total interest expense	493	821	1,314

Interest differential	$1,348	$1,977	$3,325

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the Three Months ended September 30,
	2005			2004
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$4,729	$44	3.61%	$2,328	$6	1.03%
Federal funds sold	7,420	64	3.42%	20,689	73	1.40%
Investment securities available for sale:
Taxable	30,905	248	3.18%	27,388	208	3.02%
Tax-exempt	5,050	40	3.22%	5,024	41	3.25%

Total investment securities	35,954	288	3.19%	32,412	249	3.06%

Loans (1)	588,726	9,438	6.36%	549,120	7,641	5.54%

Total interest earning assets	636,830	9,834	6.13%	604,549	7,969	5.24%
Cash and due from banks	27,413			33,446
Allowance for loan losses	(7,359)			(7,076)
Other assets	33,559			29,000

Total assets	$690,443			$659,919

Liabilities:
Savings, NOW and market rate	$318,222	$770	0.96%	$343,327	$524	0.61%
Time deposits	133,052	1,013	3.02%	100,365	631	2.50%

Total interest-bearing deposits	451,274	1,783	1.57%	443,692	1,155	1.04%
Short term borrowings	516	5	3.84%	—	—	—%

Total interest-bearing liabilities	451,790	1,788	1.57%	443,692	1,155	1.04%
Demand deposits, noninterest-bearing	152,048			138,609
Other liabilities	12,303			8,843

Total noninterest-bearing liabilities	164,351			147,452
Total liabilities	616,142			591,144
Shareholders’ equity	74,302			68,775

Total liabilities and shareholders’ equity	$690,443			$659,919

Net interest spread			4.56%			4.20%
Effect of noninterest-bearing sources			0.45%			0.28%

Net interest income/ margin on earning assets		$8,046	5.01%		$6,814	4.48%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Net interest income for the three months ended September 30, 2005 of $8.046 million was $1.232 million or 18.1% higher than the net interest income for the same period in 2004 of $6.814 million. The analysis above indicates that increased loan volume along with the increase in rates were the primary drivers of the increase in net interest income. Average earning assets increased $32.3 million or 5.3% in the third quarter of 2005 compared to the same period in 2004. Average total loans grew $39.606 million or 7.2% while investments increased $3.542 million or 10.9% over 2004. During the third quarter of 2005, average investments were 5.6% of total earning assets compared to 5.4% during the same period in 2004.

The average earning asset yield during the third quarter of 2005 of 6.13% was 89 basis points higher than the 5.24% during the same period in 2004. The rate paid on average interest bearing liabilities of 1.57% in 2005 was 53 basis points higher than the 1.04% in 2004. Average non-interest bearing demand deposits grew 9.7%, while savings decreased 7.3% and time deposits increased 32.6%.

	For the Nine Months ended September 30,
	2005			2004
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$2,809	$65	3.09%	$1,951	$14	0.96%
Federal funds sold	5,663	125	2.95%	11,655	106	1.21%
Investment securities available for sale
Taxable	30,765	730	3.17%	26,278	626	3.18%
Tax-exempt	5,087	123	3.23%	5,062	120	3.17%

Total investment securities	35,852	853	3.18%	31,340	746	3.18%

Loans (1)	578,324	26,648	6.16%	535,268	22,187	5.54%

Total interest earning assets	622,648	27,691	5.95%	580,214	23,053	5.31%
Cash and due from banks	31,322			$32,824
Allowance for loan losses	(7,224)			(6,948)
Other assets	33,241			29,937

Total assets	$679,987			$636,027

Liabilities:
Savings, NOW and market rate	$321,260	$1,980	0.82%	$319,955	$1,481	0.62%
Time deposits	126,459	2,614	2.76%	100,180	1,830	2.44%

Total interest-bearing deposits	447,719	4,594	1.37%	420,135	3,311	1.05%
Short term borrowings	1,766	41	3.10%	1,135	10	1.18%

Total interest-bearing liabilities	449,485	4,635	1.38%	421,270	3,321	1.05%
Demand deposits, noninterest-bearing	147,235			136,991
Other liabilities	10,639			10,007

Total noninterest-bearing liabilities	157,874			146,998
Total liabilities	607,359			568,268
Shareholders’ equity	72,628			67,759

Total liabilities and shareholders’ equity	$679,987			$636,027

Net interest spread			4.57%			4.26%
Effect of noninterest-bearing sources			0.38%			0.28%

Net interest income/ margin on earning assets		$23,056	4.95%		$19,732	4.54%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Net interest income for the nine months ended September 30, 2005 of $23.056 million was $3.324 million or 16.8% higher than the net interest income for the same period in 2004 of $19.732 million. The analysis above indicates that increased loan volume along with the increase in rates were the primary drivers of the increase in net interest income. Average earning assets increased $42.434 million or 7.3% for the first nine months of 2005 compared to the same period in 2004. Average total loans grew $43.056 million or 8.0% while investments increased $4.512 million or 14.4% over 2004. During the first nine months of 2005, average investments were 5.8% of total earning assets compared to 5.4% during the same period in 2004.

The average earning asset yield during the first nine months of 2005 of 5.95% was 64 basis points higher than the 5.31% during the same period in 2004. The rate paid on average interest bearing liabilities of 1.38% in 2005 was 33 basis points higher than the 1.05% in 2004. Average non-interest bearing demand deposits grew 7.5%, while savings and time deposits increased 0.41% and 26.23%, respectively.

Net Interest Margin

The Corporations net interest margin increased 41 basis points to 5.01% in the third quarter of 2005 from 4.48% in the same period last year. The net interest margin and related components for the past five linked quarters are as follows:

Year	Quarter	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
2005	3rd	6.13%	1.57%	4.56%	0.45%	5.01%
2005	2nd	5.94%	1.37%	4.57%	0.37%	4.94%
2005	1st	5.76%	1.19%	4.57%	0.32%	4.89%
2004	4th	5.45%	1.10%	4.35%	0.29%	4.64%
2004	3rd	5.24%	1.04%	4.20%	0.28%	4.48%

The Corporation anticipates that continued increases in interest rates will have a positive effect on the Corporation’s net interest margin in 2005. However, factors such as competitive market conditions for deposits and competitive share driven loan pricing could impact the net interest margin in 2006 and beyond.

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. Management’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the rate interest sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and repricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offering of loan and deposit terms and through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

The following table demonstrates the annualized result of an interest rate simulation and the expected effect that a parallel interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Corporation’s projected net interest income over the next 12 months.

Summary of Interest Rate Simulation

	September 30, 2005
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+200 basis points	$1,985	5.89%
+100 basis points	$1,198	3.55%
-100 basis points	$(1,420)	(4.21)%
-200 basis points	$(3,297)	(9.78)%

The interest rate simulation above indicates that the Corporation’s balance sheet as of September 30, 2005 is asset sensitive meaning that an increase in interest rates should increase net interest income and a decline in interest rates will cause a decline in net interest income over the next 12 months.

The following table presents the Corporation’s interest rate sensitivity position or Gap Analysis as of September 30, 2005

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with other banks	$8,075	$—	$—	$—	$—	$8,075
Investment securities	4,145	8,063	18,901	4,333	—	35,442
Loans, net of allowance	281,759	31,950	207,478	62,886	—	584,073
Cash and due from banks	—	—	—	—	26,882	26,882
Other assets	—	—	—	—	34,401	34,401

Total assets	$293,979	$40,013	$226,379	$67,219	$61,283	$688,873

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$28,681	$18,996	$101,313	$—	$—	$148,990
Savings, NOW and market rate	52,048	44,068	167,855	50,340	—	314,311
Time deposits	51,027	55,876	30,359	—	—	137,262
Other liabilities	—	—	—	—	12,491	12,491
Shareholders’ equity	2,708	8,123	43,325	21,663	—	75,819

Total liabilities and shareholders’ equity	$134,464	$127,063	$342,852	$72,003	$12,491	$688,873

Gap	$159,515	$(87,050)	$(116,473)	$(4,784)	$48,792	—
Cumulative gap	$159,515	$72,465	$(44,008)	$(48,792)	(0)	—
Cumulative earning assets as a % of cumulative interest bearing liabilities	285%	165%	141%	141%	—	—

The table above indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term if interest rates rise. The converse is also true. Cash and due from banks and non-interest bearing demand balances in the Gap analysis have been reduced by the amount of uncollected deposits in transit of $4.1 million.

Provision for Loan Losses

The Corporation uses the allowance method of accounting for credit losses. The balance in the allowance for loan losses is determined based on Management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management’s assumptions as to future delinquencies, recoveries and losses.

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

The Corporation’s allowance for loan losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for loan losses are estimations. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. Components include the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions. Other factors considered include credit policy, underwriting changes and adequacy of the loan review process.

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

Asset quality remains strong at September 30, 2005 as nonperforming loans as a percentage of total loans were 5 basis points. This compares with 24 basis points at December 31, 2004 and 25 basis points at September 30, 2004. The allowance for loan losses as a percentage of total loans was 1.25% at September 30, 2005 compared with 1.23% at December 31, 2004 and 1.25% at September 30, 2004. The provision for loan losses for the third quarter of 2005 was $209 thousand, compared to $187 thousand in the same period last year. The provision for loan losses for the first nine months of 2005 was $589 thousand, compared to $562 thousand in the same period last year.

Summary of Changes in the Allowance For Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2004
(in thousands of dollars)	2005	2004	2005	2004
Balance, beginning of period	$7,252	$6,965	$6,927	$6,670	$6,670
Charge-offs:
Consumer	—	(11)	(9)	(42)	(94)
Commercial and industrial	—	(94)	—	(167)	(167)
Real estate	(71)	(193)	(136)	(193)	(431)

Total charge-offs	(71)	(298)	(145)	(402)	(692)
Recoveries:
Consumer	1	5	9	29	47
Commercial and industrial	1	1	11	1	2
Real estate	—	—	1	—	—
Total recoveries	2	6	21	30	49

Net (charge-offs) / recoveries	(69)	(292)	(124)	(372)	(643)

Provision for loan losses	209	187	589	562	900

Balance, end of period	$7,392	$6,860	$7,392	$6,860	$6,927

Analysis of Credit risk

Non Performing Assets and Related Ratios

(In thousands of dollars)	September 30, 2005	December 31, 2004	September 30, 2004
Non-accrual loans	$273	$1,353	$1,373
Loans 90 days or more past due	—	22	13

Total non performing loans	273	1,375	1,386
Other real estate owned (“OREO”)	—	357	475

Total non performing assets	$273	$1,732	$1,861

Allowance for loan losses to non performing assets	2,707.7%	399.9%	368.6%
Allowance for loan losses to non performing loans	2,707.7%	503.8%	494.9%
Non performing loans to total loans	0.05%	0.24%	0.25%
Allowance for loan losses to total loans	1.25%	1.23%	1.25%
Non performing assets to total assets	0.04%	0.25%	0.28%
Period end loans	$591,465	$564,597	$550,839
Average loans (quarterly average)	$588,726	$549,220	$549,120
Allowance for loan losses	$7,392	$6,927	$6,860

Asset quality is strong as non-performing assets at September 30, 2005 of $273 thousand represent 0.05% of total assets.

Impaired Loan Detail

The Corporation’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligations of the Corporation. The Corporation will not recognize income if these factors do not exist.

(In thousands of dollars)	September 30, 2005	December 31, 2004	September 30, 2004
Impaired loans	$273	$1,353	$1,373
Average year to date impaired loans	1,002	794	598
Impaired loans with specific loss allowances	—	—	—
Loss allowances reserved on impaired loans	—	—	—
Year to date income recognized on impaired loans	$20	$5	5

Non-Interest Income - Three months ended September 30, 2005

Non-interest income of $4.725 million for the three months ended September 30, 2005 increased 10.9% or $465 thousand from $4.260 million reported for the same period in 2004.

Fees for wealth management services increased $482 thousand or 19.4% from $2.490 million for the third quarter of 2004 to $2.972 million for the same period in 2005. The 19.4% increase is the result of new business development efforts, a strong contribution from the estate administration department and an increase in fees effective in the second quarter of 2005, partially offset by soft stock market conditions. The market value of assets under administration increased 20.6% to $2.205 billion as of September 30, 2005 compared with $1.829 billion as of September 30, 2004. This increase is partly a result of a business acquisition by a significant client.

The decline in service charges on deposit accounts of $36 thousand or 8.1% from $444 thousand to $408 thousand is primarily attributed to lower fees on commercial checking accounts due to the rise in the earnings credit that these customers receive in an increasing interest rate environment to pay for their services and the industry trend toward “free” checking.

Net gains on the sale of loans were $456 thousand for the third quarter of 2005, a 7.7% decrease from $494 thousand reported for the same quarter in 2004. Residential loan sales amounted to $38.6 million for the third quarter of 2005, a 28.7% increase from $30.0 million for the same quarter of 2004. The decline in revenues is primarily due to the reduction in the basis points earned on the sale of loans. The Corporation earned approximately 118 basis points on loans sold for the third quarter of 2005 compared to 165 basis points for the same period in 2004.

Income from loan servicing and late fees amounted to $321 thousand for the third quarter of 2005, an 11.1% decrease from the $361 thousand reported for the third quarter of 2004 due to lower loan servicing balances. As of September 30, 2005, the Bank serviced $438.2 million in loans for others, a 17.1% decrease from the $528.5 million in loans serviced as of September 30, 2004. The decline in loan servicing balances is due to normal payment activity and a higher percentage of mortgage production being sold with servicing released in 2005 compared to 2004.

Other operating income increased by $97 thousand or 20.6% for the third quarter of 2005, to $568 thousand compared with $471 thousand for the same period in 2004. This increase is partially due to revenues from title insurance activities resulting from an increase in mortgage originations during the quarter and increased insurance fee revenue.

Non-Interest Income - Nine months ended September 30, 2005

Non-interest income of $13.859 million for the nine months ended September 30, 2005 decreased 11.6% or $1.814 million from the $15.673 million reported for the same period in 2004. Excluding the gain on the sale of MSRs of $1.145 million in the first quarter of 2004, non-interest income decreased 4.6% or $669 million.

Fees for wealth management services increased $804 thousand or 10.3% from $7.789 million for the first nine months of 2004 to $8.593 million for the same period in 2005. The 10.3% increase is the result of solid new business development efforts, a strong contribution from the estate administration department and an increase in fees effective in the second quarter of 2005, partially offset by a soft stock market. As stated above, the market value of assets under administration increased 20.6% to $2.205 billion as of September 30, 2005 compared with $1.829 billion as of September 30, 2004.

The decline in service charges on deposit accounts of $197 thousand or 14.1% is primarily attributed to lower fees on commercial checking accounts due to the rise in the earnings credit that these customers receive to pay for their services in an increasing rate environment and the industry trend toward “free” checking.

Net gains on the sale of loans were $1.378 million for the first nine months of 2005, a 46.3% decrease from $2.568 million reported for the same period in 2004. Residential loan sales amounted to $102.8 million for the first nine months of 2005, a 17.2% decrease from $124.2 million for the same period of 2004. The Corporation earned approximately 134 basis points on loans sold for the first nine months of 2005 compared to 207 basis points for the same period in 2004.

During the first quarter of 2004, the Bank sold MSRs relating to $245 million of loans being serviced by the Bank which produced a net gain of $1.145 million. There was no such gain reported for the first nine months of 2005.

Income from loan servicing and late fees amounted to $999 thousand for the first nine months of 2005, a 21.5% decrease from $1.272 million reported for the first nine months of 2004. The decrease is due to reduced loan servicing balances partially resulting from the sale of MSRs in the first quarter of 2004, normal amortization and management’s decision, to sell a higher percentage of current period mortgage production servicing released.

Other operating income increased by $187 thousand or 12.5% for the first nine months of 2005 to $1.688 million compared with $1.501 million for the same period in 2004. This increase is partially due to the licensing of the Bank’s Sarbanes Oxley (“SOX”) 404 templates to other community banks and a gain on the sale of an OREO property in April 2005.

Non-Interest Expense – Three months ended September 30, 2005

Non-interest expense increased $459 thousand or 5.9% for the third quarter of 2005 to $8.187 million from $7.728 million for the third quarter of 2004.

Salaries and wages increased $779 thousand or 21.4%, from $3.635 million for the three months ended September 30, 2004 to $4.414 million for the same period in 2005. The increase of $779 thousand is due to higher incentive compensation, and an increase in staffing related to the staffing of the Exton Branch. Employee benefits expenses decreased $71 thousand or 6.6% from $1.069 million for the third quarter of 2004 to $998 thousand for the same period in 2005. Lower pension expense and lower post-retirement medical benefits, due to the limiting future increases in plan costs to 120% of the current benefit, are the primary drivers of this decline.

Occupancy expenses increased $33 thousand or 6.2%, and furniture, fixtures and equipment increased $61 thousand or 14.3% primarily due to the opening of the Exton branch in March of 2005. Amortization of MSRs decreased $38 thousand or 25% due to lower loan servicing balances.

Advertising expense decreased $69 thousand or 26.1% from $264 thousand for the third quarter of 2004 to $195 thousand for the third quarter of 2005. This decrease is due to timing and frequency of various advertising programs.

Professional fees decreased $159 thousand or 33.3% to $318 thousand in the third quarter of 2005 from $477 thousand in the third quarter of 2004. The decrease is primarily concentrated in consulting fees specifically related to SOX, partially offset by an increase in auditing fees.

Non-Interest Expense – Nine months ended September 30, 2005

Non-interest expense decreased $375 thousand or 1.6% for the first nine months of 2005 to $23.435 million from $23.810 million for the first nine months of 2004. Non interest expenses for the first nine months of 2005, excluding the $266 thousand of expenses associated with the sale of MSRs, decreased $109 thousand or 0.5% from the first nine months of 2004.

Salaries and wages increased $368 thousand or 3.3%, from $11.310 million for the nine months ended September 30, 2004 to $11.678 million for the same period in 2005. This increase is primarily due to higher incentives resulting from corporate performance and the opening of the Exton branch in March of 2005. This is partially offset by lower staffing levels and reduced part time and overtime payments. Employee benefits expenses decreased $200 thousand or 6.1% from $3.276 million for the first nine months of 2004 to $3.076 million for the same period in 2005. Reduced pension, retiree medical expense and payroll tax costs, partially offset by higher medical insurance premiums account for the decrease.

Occupancy expenses increased $79 thousand or 4.9%, and furniture, fixtures and equipment increased $136 thousand or 10.4% primarily due to the opening of the Exton branch in March 2005. Amortization of MSRs decreased $133 thousand or 20.6% due to the decline in the volume of mortgage servicing rights related the sale of the MSRs in March 2004 and the lower volume of mortgage loans sold servicing retained in the nine months of 2005 compared with 2004.

Professional fees decreased $268 thousand or 22.6% to $917 thousand in the first nine months of 2005 from $1.185 million for the first nine months of 2004. The decrease is primarily in consulting fees specifically related to SOX, partially offset by an increase in auditing fees.

Other operating expenses decreased $335 thousand or 8.9%, from $3.756 million for the first nine months of 2004 to $3.421 million for the first nine months of 2005. The decrease is primarily in computer processing fees and residential mortgage related expenses. The decrease is partially offset by increases in bank shares tax and security related costs.

Income Taxes

Income taxes from operations for the three months ended September 30, 2005 were $1.499 million compared to $1.050 million for the same period in 2004. This represents an effective tax rate for the three months ended September 30, 2005 of 34.3% and an effective tax rate of 33.2% for the same period in 2004.

Income taxes from operations for the first nine months of 2005 were $4.425 million compared to $3.775 million for the first nine months of 2004. This represents an effective tax rate of 34.3% for the nine months ended September 30, 2005 and an effective tax rate of 34.2% for the same period in 2004.

Balance Sheet Analysis

Total assets increased $10.1 million or 1.5% from $682.9 million as of December 31, 2004 to $693.0 million as of September 30, 2005. A decrease in overnight investments of $20.6 million was used to partially fund loan growth. Total loans increased $26.9 million or 4.8% to $591.5 million from $564.6 million over the past 9 months and average loans for the third quarter of 2005 increased $10.5 million or 1.8% to $588.7 million compared to $578.2 million in the second quarter of 2005. However, loan totals at September 30, 2005 are $2.5 million or 0.4% lower than June 30, 2005, due to increased liquidity by various commercial loan clients resulting in pay-downs of commercial loan totals, partially offset by increases in adjustable rate residential mortgages. The Corporation continues to focus its new business development efforts on loans to small to mid-size companies.

Total deposits grew $3.7 million or 0.6% over the past 9 months to $604.7 million at September 30, 2005 from $601 million at December 30, 2004. Total deposits declined $713 thousand from June 30, 2005 due to seasonality and higher non-interest bearing balances at the end of the second quarter. Average deposits for the third quarter of 2005 increased $9.3 million or 1.6% to $603.3 million compared to $594.0 million in the second quarter of 2005. Continued expansion of the retail banking footprint is anticipated with controlled de novo expansion in the suburban Philadelphia market. The two recently opened retail branch locations in Exton and Newtown Square are gaining market share and performing better than projected. Due to the highly competitive nature of the financial services business, the Corporation anticipates that interest bearing accounts will make up a greater share of total deposits than they have historically.

As of September 30, 2005 the Corporation holds notes receivable totaling $1.166 million from the purchaser of the assets of JWR&Co. In October, 2005 a line of credit totaling $195 thousand was paid off thereby reducing the notes receivable to $971 thousand. These notes bear interest at 6.00% and have various payments and due dates. The balance on these notes was $1.286 million as of December 31, 2004. Management anticipates that these notes will be collected in accordance with the terms of the notes. See discussion of discontinued operations and critical accounting policies in Management’s discussion and analysis of the Corporation’s 2004 Form 10-K for additional information. These notes receivable are included on the Corporation’s consolidated balance sheet in commercial loans.

Capital

Consolidated shareholder’s equity of the Corporation was $75.8 million or 10.9% of total assets, as of September 30, 2005, compared to $71.2 million or 10.4% of total assets, as of December 31, 2004. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2005 and December 31, 2004:

	Ratio	Minimum Ratio to be Well Capitalized
September 30, 2005:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.75%	10%
Bank	11.72%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.62%	6%
Bank	10.58%	6%
Leverage Ratio (Capital to Total Assets)
Consolidated	10.94%	5%
Bank	9.96%	5%
December 31, 2004:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.33%	10%
Bank	11.09%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.24%	6%
Bank	9.99%	6%
Leverage Ratio (Capital to Total Assets)
Consolidated	10.43%	5%
Bank	9.26%	5%

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

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and monthly as part of the asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, and purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB and selling securities as its secondary sources. Availability with the FHLB was approximately $220 million as of September 30, 2005. Overnight Fed Funds lines consist of lines from five banks totaling $29.0 million. Quarterly, ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors. As of September 30, 2005, the Bank did not have any funds borrowed from the FHLB or in overnight Fed Funds.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2005 were $294.702 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2005 amounted to $11.407 million.

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

Contractual Cash Obligations of the Corporation as of September 30, 2005:

(In thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$467,395	$467,395
Consumer certificates of deposit	$137,262	106,903	29,807	398	154
Operating leases	20,198	785	1,488	1,483	16,442
Purchase obligations	2,017	952	771	256	38
Non-discretionary pension contributions	—	—	—	—	—

Total	$626,872	$576,035	$32,066	$2,137	$16,634

Section 404 of Sarbanes Oxley Act of 2002

The Corporation and its Management completed compliance procedures relating to Section 404 of the Sarbanes Oxley Act of 2002 (SOX 404) for the fiscal year ended December 31, 2004 as documented in the Corporation’s Form 10-K. Management continues to devote considerable effort in 2005 to assure compliance with all aspects of SOX 404 by December 31, 2005. Consulting and professional fees relating to this compliance amounted to approximately $470 thousand for 2004.

Other Information

Opening of New Full Service Branch Offices in Newtown Square and Exton

During the first quarter of 2004, the Bank established a new full service branch office in Newtown Square, Pennsylvania, thereby enabling the Bank to both broaden and strengthen its footprint in Delaware County, Pennsylvania. This new branch had deposits of $22.2 million as of September 30, 2005. In March of 2005, the Bank established a new full service branch in Exton, Pennsylvania. The Exton branch had deposits of $5.8 million as of September 30, 2005. The Bank anticipates measured expansion of its branch footprint over the next few years.

Regulatory Matters and Pending Legislation

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

Federal law currently requires that the FDIC increase assessment rates if the reserve ratio of the FDIC’s Bank Insurance Fund (“BIF”) were to fall below 1.25%. Such increased assessments would be required to be designed to restore the BIF reserve ratio to at least 1.25% within twelve months. At present, Management cannot be sure whether the BIF reserve ratio will be above or below the minimum required level or whether Congress will enact legislation that would change the requirement that the FDIC increase assessment rates. Management also cannot predict at this time what the Bank’s assessment for FDIC insurance premiums would be if the FDIC is required to increase assessment rates in 2006, because the premiums would be based upon the FDIC’s analysis of the level of fees that would be necessary to bring the BIF into compliance.

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

Effect of Government Monetary Policies

The earnings of the Corporation are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. An important function of the Federal Reserve Board is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect rates charged on loans or paid for deposits.

The Corporation is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Corporation’s operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation cannot be predicted.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2005, the Corporation maintained, and continues to maintain, one stock repurchase program. The following table presents the repurchasing activity of this program during the third quarter of 2005:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2005 - July 31, 2005	None	—	—	48,994
August 1, 2005 – August 31, 2005	None	—	—	48,994
September 1, 2005 – September 30, 2005	None	—	—	48,994

Total	—	—	—	48,994

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 8, 2005	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: November 8, 2005	By:	/s/ J. DUNCAN SMITH
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