Form 10-K
period 2005-12-31
BRYN MAWR BANK CORP
filed 2006-03-10
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock ($1 par value)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (& 229 405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):

Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $173,866,000 on June 30, 2005.

As of December 31, 2005 there were 8,556,255 shares of common stock outstanding.

Documents Incorporated by Reference: Parts I, II and IV - Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2005, as indicated, Parts I and III - Definitive Proxy Statement of Registrant filed with respect to the Registrant’s 2006 Annual Meeting of Shareholders to be held on April 25, 2006 with the Commission pursuant to Regulation 14A.

*	Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405 and does not admit that it controls the shares of Registrant’s voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on pages 17 through 19. There are 88 pages in this report.

Form 10-K

Bryn Mawr Bank Corporation

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 1, 2006.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally and such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	any extraordinary events (such as the September 11, 2001 events, the war on terrorism and the U.S. Government’s response to those events, including the war in Iraq);

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate, sell and service residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, the market value of mortgage servicing rights and various financial assets and liabilities;

•	technological changes being more difficult or expensive than anticipated;

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to its customers through eight full service branches and seven retirement community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ National Market under the symbol BMTC.

The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

The Corporation competes in a highly competitive market area and includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the SEC, NASD, FDIC, the Federal Reserve and the Pennsylvania Department of Banking.

WEBSITE DISCLOSURES

The Corporation makes available, free of charge through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonable practical after the reports are electronically filed with the Securities and Exchange Commission (“SEC”). These reports can be obtained by logging onto the Corporation’s website at www.bmtc.com and clicking on Bryn Mawr Bank Corporation’s SEC Filings.

OPERATIONS

•	Bryn Mawr Bank Corporation

The Corporation has no active staff as of December 31, 2005. The Corporation holds the stock of the Bank and the Joseph W. Roskos & Company, Inc. (“JWR”). Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ, the SEC and other regulatory agencies.

A complete list of directors and executive officers of the Corporation and the Bank, as of March 1, 2006 is incorporated by reference to the last page of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005.

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit. The Bank also provides a full range of wealth management services including trust and estate administration, investment advisory services, pension and profit sharing administration, custody and trust and tax preparation. As of December 31, 2005, the market value of assets under management and administration administered by the Bank’s Wealth Management Division was $2,248,000,000.

The Corporation, through its Bank subsidiary, is gradually expanding its branch footprint through the establishment of de-novo branch offices. The Corporation opened the Newtown Square, PA office in March, 2004 and the Exton, PA office in April, 2005. The Corporation presently has 8 full service branch offices, plus 7 retirement community locations. Plans are in place to relocate the Wynnewood, PA branch office to a new branch office in Ardmore, PA in the fourth quarter of 2006, and establish a new branch in the West Chester, PA area in 2007. Additionally, other branch sites are under review and consideration. See the section titled “COMPETITION” later in this item for additional information.

At December 31, 2005, the Corporation had 220 full time and 35 part time employees, equaling 237.5 full time equivalent staff.

OTHER OPERATING SUBSIDIARIES OF THE BANK

The Bank has three operating subsidiaries providing various services as described below:

•	Insurance Counsellors of Bryn Mawr, Inc.

Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”) began operation in February, 1998 as a wholly owned subsidiary of the Bank. ICBM is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

ICBM employs five licensed insurance agents. ICBM generated $460 thousand of revenue during 2005. ICBM employees are included in the Corporation’s employment numbers above.

•	BMT Settlement Services, Inc.

BMT Settlement Services, Inc. (“BMTS”) began operation in February 2002. BMTS is a limited partner in Bryn Mawr Settlement Services, LP (the “Limited Partnership”), with Commonwealth Land Transfer Company, to provide title search and abstract services to Bank customers. Under the terms of the Limited Partnership’s partnership agreement, BMTS receives seventy percent of the profits of the Limited Partnership, after expenses. BMTS is a wholly owned subsidiary of the Bank.

BMTS’ primary market area is located in southeastern Pennsylvania. BMTS is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. During 2005, BMTS earned $152 thousand in revenues. BMTS had no employees as of December 31, 2005.

•	BMT Mortgage Services, Inc.

BMT Mortgage Services, Inc. (“BMTM”) began operations in February, 2005. BMTM is a member in BMT Mortgage Company, LLC, which was established in 2005 to provide mortgage services to customers of Keller Williams’ Bryn Mawr, PA office. Under the terms of the operating agreement, BMTM has a 40% interest in the entity, will perform certain accounting and administrative functions, and will process certain mortgage applications for a fee. BMTM is a wholly owned subsidiary of the Bank.

SOURCES OF THE CORPORATION’S REVENUE

•	Continuing Operations

The following table shows the percentage of consolidated revenues from continuing operations (after intercompany eliminations).

(dollars in thousands)	2005		2004		2003
Interest Income on Loans and Investments	$37,968	67.6%	$31,381	61.3%	$29,261	52.4%
Other Banking Fees including Insurance	3,488	6.2%	3,678	7.2%	3,529	6.3%
Wealth Management Segment	11,542	20.5%	10,303	20.1%	9,736	17.4%
Mortgage Banking Segment	3,215	5.7%	5,813	11.4%	13,312	23.9%

Total Revenues from Continuing Operations	$56,213	100.0%	$51,175	100.0%	$55,838	100.0%

See Note 24, Segment Information, in the Notes to the Consolidated Financial Statements for additional information.

•	Discontinued Operations

Joseph W. Roskos & Co., Inc. (“JWR”) was acquired as of January 1, 1999 as a wholly owned subsidiary of the Corporation to offer high quality personalized family business office services to high net worth individuals, including accounting, tax preparation services, consulting and fiduciary support services. During 2003, Corporation management determined that JWR was not attaining its strategic goals and that it would be in the best interest of the Corporation to discontinue offering family business office services through JWR. The Corporation negotiated the sale of substantially all of the assets of JWR effective June 30, 2003 to Private Family Office, Inc. which is owned by the former president of JWR. JWR is a wholly owned subsidiary of the Corporation. See Note 20, Discontinued Operations, in the Notes to Consolidated Financial Statements for additional information.

STATISTICAL INFORMATION

The statistical information required in this Part I Item I is incorporated by reference to the information appearing in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005 in the sections captioned Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Financial Statements and Supplementary Data.

•	Financial Information About Segments

The financial information concerning the Corporation’s business segments is incorporated by reference to the MD&A of the Corporation’s Annual Report to the shareholders for the year ended December 31, 2005 and Note 24, Segment Information, to the financial statements accompanying that Annual Report.

COMPETITION

The Corporation and its subsidiaries including the Bank compete for deposits, loans and wealth management services in Delaware, Montgomery, Chester and Philadelphia Counties in southeastern Pennsylvania. The Corporation has a significant presence in the affluent Philadelphia suburbs known as the “Main Line”. The Corporation has eight full service branches and seven limited service offices in life care communities.

The markets in which the Corporation competes are highly competitive. The Corporation’s direct competition in attracting deposits, loans and wealth management services come from commercial banks, investment management companies, savings and loan associations, and trust companies. The Corporation also competes with credit unions, consumer finance companies, mortgage companies, insurance companies, stock brokerage companies, investment advisory companies and other entities providing one or more of the services and products offered by the Corporation .

The Corporation is able to compete with the other firms because of its consistent level of customer service, excellent reputation, professional expertise, full product line, competitive rates and fees.

SUPERVISION AND REGULATION

The Corporation and its subsidiaries, including the Bank, are subject to extensive regulation under both federal and state law. To the extent that the following information describes statutory provisions and regulations, which apply to the Corporation and its subsidiaries, it is qualified in its entirety by reference to those statutory provisions and regulations.

Regulation of the Corporation

•	The Bank Holding Company Act

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

•	Financial Institutions Reform, Recovery and Enforcement Act

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

•	Federal Deposit Insurance Corporation Improvement Act of 1991

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

Pennsylvania Laws Affecting the Corporation

•	Pennsylvania Anti-Takeover Legislation

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

In February, 2006, the Pennsylvania Legislature amended the Corporation Law regarding the removal of directors by shareholders. The Amendment provides that unless there is a specific and unambiguous statement in a corporation’s articles of incorporation that directors may be removed from office without cause, directors of a corporation having a classified board of directors, pursuant to its articles of incorporation or a by-law adopted by the shareholders, may be removed from office by the shareholders only for cause.

•	Shareholder Rights Plan

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

•	Regulation of the Bank

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

•	Federal Reserve Board and Department of Banking Regulations

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

In February, 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005. This legislation will merge the Bank Insurance Fund and the Savings Association Insurance Fund into one fund, increase insurance coverage for retirement accounts to $250,000, adjust the maximum deposit insurance for inflation after March 31, 2010 and give the FDIC greater flexibility in setting insurance assessments.

•	Regulation of the Corporation — Government Monetary Policies

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

•	Risk Based Capital Guidelines

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

•	Financial Services Act

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

•	Privacy of Consumer Financial Information

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

•	Consumer Protection Rules – Sale of Insurance Products

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

•	The Fair and Accurate Credit Reporting Transactions Act

The Fair and Accurate Credit Reporting Transactions Act of 2003 (the “Fact Act”) became law on December 4, 2003. Among other things, the Fact Act permanently extended the provisions of the Fair Credit Reporting Act (the “FCR Act”) that would have expired on January 1, 2004 and had prevented the states from enforcing credit reporting laws that were more restrictive than the FCR Act provisions.

Specifically, the Fact Act now permanently prohibits the states from enforcing laws stricter that the Fact Act that regulate: the prescreening of consumer reports, (2) the time within which credit bureaus must respond to consumer disputes, (3) the duties of users of credit bureau information, (4) the information contained in the credit reports, (5) the duties of information providers, and (6) the exchange of credit information between affiliates.

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

•	Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) addresses, among other matters, increased disclosures, audit committees; certification of financial statements by the chief executive officer and the chief financial officer; forfeiture of bonuses and profits made by directors and senior officers in the twelve (12) month period covered by restated financial statements; a prohibition on insider trading during pension blackout periods; disclosure of off-balance sheet transactions; a prohibition applicable to companies, other than federally insured financial institutions, on personal loans to their directors and officers; expedited filing of reports concerning stock transactions by a company’s directors and executive officers; the formation of a public accounting oversight board; auditor independence; and increased criminal penalties for violation of certain securities laws.

To implement the requirements of the Sarbanes-Oxley Act and its implementing regulations, Management, in 2004 (and continued in 2005), instituted a series of actions to strengthen and improve the Corporation’s already strong corporate governance practices. Included in those actions was the amendment and restatement of the Corporation’s code of business conduct and ethics and enhancement of our current systems designed to evaluate and monitor the continued effectiveness of the design and operation of the Corporation’s internal controls and procedures for financial reporting. The Corporation’s and the Bank’s systems of internal controls and procedures, which are in place, are designed to capture information from all segments of its business.

KPMG LLP (“KPMG”), the Corporation’s Independent Registered Public Accounting Firm, has issued an attestation report that management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in their opinion, KPMG stated that the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on COSO. The external cost of compliance with the Sarbanes-Oxley Act was approximately $470,000 in 2004 (which included approximately $250,000 to Jefferson Wells, an independent consultant) and $190,000 in 2005.

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

•	Patriot Act of 2001

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

•	Government Policies and Future Legislation

As the enactment of the FSA and the Sarbanes-Oxley Act confirm, from time to time, various laws are passed in the United States Congress as well as Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banks and financial organizations. Among current proposals of significance to the Corporation or its subsidiaries are the continued liberalization of the restrictions on the acquisitions of out-of-state banks by bank holding companies, the expansion of the powers of banks and thrift institutions, the liberalization of the restrictions upon the activities in which bank holding companies may engage, the imposition of limitations on service charges, elimination of the prohibition of paying interest on business deposit accounts, certain consumer legislation and the requirement to provide certain basic banking services. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of the Corporation or its subsidiaries, especially the Bank.

ITEM 1A.	RISK FACTORS

Investments in the Corporation’s common shares involve risk. The market price of the Corporation’s common shares may fluctuate significantly in response to a number of factors including those that follow. The following list contains certain risks that may be unique to the Corporation and to the banking industry. The following list of risks should not be viewed as an all inclusive list or in any particular order.

•	Future loan losses may exceed the Corporation’s allowance for loan losses

The Corporation is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in the Corporation’s market area or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to the Corporation in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed the Corporation’s projections, increased amounts allocated to the provision for loan losses would reduce income.

•	Rapidly changing interest rate environment could reduce the Corporation’s net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of Management. As interest rates change, net interest income is affected. Rapidly changing interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities and / or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in real estate related loans, which have been a significant portion of the Corporation’s revenue growth over the past two years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration by the Wealth Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A of the Corporation’s Annual Report to Shareholders for additional details regarding interest rate risk.

•	A General Economic Slowdown Could Impact Wealth Management Divisions Revenues

A general economic slowdown might decrease the value of Wealth Division assets under management and administration resulting in lower fee income. Such an economic downturn might also result in Wealth Division clients seeking alternative investment opportunities with other providers, resulting in lower fee income to the Corporation.

•	Slower than anticipated growth in new branches and from lower than expected new business could result in reduced net income

The Corporation has placed a strategic emphasis on expanding the branch network through the opening of new branch locations. Executing this strategy carries risks of slower than anticipated growth in new branch locations and from lower than expected loan, deposit and other income from these new branches. New branches require a significant investment of both financial and personnel resources. Lower than expected loan, deposit and other revenue growth in new branches could result in additional expenses, lower revenue and might divert resources from current core operations, ultimately reducing net income.

•	The financial services industry is very competitive

The Corporation faces competition in attracting and retaining deposits, making loans, and providing other financial services such as trust and investment management services throughout the Corporation’s market area. The Corporation’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than the Corporation. This is especially evident in regards to advertising and public relations spending. For a more complete discussion of our competitive environment, see “Business—Competition” in Item 1 above. If the Corporation is unable to compete effectively, the Corporation will lose market share and income from deposits, loans, and other products may be reduced.

•	Decreased mortgage origination, volume and pricing decisions of competitors

The Corporation originates, sells and services mortgage loans. Changes in interest rates and pricing decisions by our loan competitors affect demand for the Corporation’s mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, ultimately reducing the Corporation’s net income.

•	Additional, risk factors also include the following all of which may reduce revenues and / or increase expenses and/or pull Management’s attention away from core banking operations which may ultimately reduce the Corporation’s net income

•	Inability to hire or retain key professionals, management and staff

•	Changes in securities analysts estimates of financial performance

•	Volatility of stock market prices and volumes

•	Rumors or erroneous information changes in market values of similar companies

•	New developments in the banking industry

•	Variations in quarterly or annual operating results

•	New litigation or changes in existing litigation

•	Regulatory actions

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Corporation maintains its headquarters and its largest branch location in a three-story, stone-front office building consisting of 37,000 net useable square feet located at the corner of Lancaster and Bryn Mawr Avenues in Bryn Mawr, PA. The building has been the Corporation’s headquarters since its founding in 1889. In 1988 additional space was added to the main office building to facilitate drive-in banking and expanded office space. The Corporations and its subsidiaries own the headquarters and main office buildings.

As part of the main office complex, the Corporation leases two buildings and owns a third building. Two of these buildings have accounting and other administrative functions and the Corporation’s Wealth Division. One of the three buildings is subleased to a tenant through 2006.

The Corporation’s operations center and Wayne branch office are located in a two story building in Wayne, PA, approximately 6 miles from the main office complex. The Corporation owns that building.

Additionally, the Corporation and its subsidiaries own or lease eight branch office locations and seven life care community office locations. The Corporation owns six of its branch locations and has long term ground leases on its most recently established branches. All of the life care community office locations are leased under various terms ranging from month to month up to five years.

The Corporation recently entered into a ground lease for a new branch location in Ardmore, PA. with the goal of relocating the Wynnewood PA. Branch.

Total monthly minimum lease payments for office, branch office (including ground leases) and life care community locations amounts to $65,000 per month.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

•	Price Range of Shares

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Price Range of Shares” on the last page of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005.

•	Issuers Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2005:

Shares Repurchased in the 4th Quarter of 2005 were as follows: (1) (2) (3)

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1, 2005 – Oct. 31, 2005	1,036	$21.22	$—	48,994
Nov. 1, 2005 – Nov. 30, 2005	10,325	21.06	10,000	38,994
Dec. 1, 2005 – Dec. 31, 2005	1,260	21.47	—	38,994

Total	12,621	$21.11	$10,000	38,994

Notes to these tables:

(1)	The Corporation was authorized in 2003 to repurchase an amount of Corporation’s stock not to exceed the lesser of $7.500 million or 4% of the then outstanding shares of common stock, or 348,094 shares (the “2003 Program”). During 2005, the Corporation repurchased 95,500 shares of Corporation’s stock under the 2003 Program, having an average cost of $20.84 per share. During the fourth quarter of 2005, the Corporation repurchased 10,000 shares of the Corporation’s stock at an average price of $21.05. The 2003 Program was cancelled on February 24th, 2006. All shares purchased through the 2003 Program were accomplished in open market transactions.

(2)	On February 24, 2006, the Corporation announced a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. There is no expiration date on the 2006 Program.

(3)	The 2,621 shares purchased by the Corporation’s Thrift Plan were purchased through open market transactions by the Corporation’s Wealth Management Division investment personnel.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial Data” in the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

The information required by this Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risks are included in the MD&A, in various sections beginning with “Net Interest Income” through “Contractual Cash Obligations of the Corporation”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the auditor’s report thereon and supplementary data required by this Item 8 are incorporated by reference to the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II and Chief Financial Officer, J. Duncan Smith, CPA, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2005, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

•	Changes in Internal Control over Financial Reporting

As of the date of this Report, there have not been any significant changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

•	Management’s Report on Internal Control over Financial Reporting

The information required in this Item 9A is incorporated by reference to the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005.

•	Report of Independent Registered Public Accounting Firm

The information required in this Item 9A is incorporated by reference to the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Corporation is incorporated by reference to the definitive proxy statement of the Corporation which is expected to be filed on or around March 13, 2006 with the SEC pursuant to Regulation 14A.

The Committees of the Corporation’s Board of Directors are incorporated by reference to the definitive proxy statement of the Corporation which is expected to be filed on or around March 13, 2006 with the SEC pursuant to Regulation 14A.

Each member of the Audit Committee is independent and financially literate as defined by NASDAQ. The Board of Directors of the Corporation has determined that William Harrell is a financial expert as defined by SEC regulations.

The Boards of Directors of the Corporation and the Bank have determined that all of its members are independent and meet the independence requirements of The NASDAQ Stock Market (“NASD”), except for Frederick C. Peters, II. Because Mr. Peters is the President and Chief Executive Officer of the Corporation and the Bank, he is not independent as defined by NASD. Mr. Peters also serves as Chairman of the Corporation and the Bank.

•	Executive Officers of the Corporation and the Bank

Below is certain information with respect to the executive officers of the Corporation and Bank as of March 1, 2006:

NAME	AGE AS OF MARCH 1, 2006	OFFICE WITH THE CORPORATION AND/OR BANK
Frederick C. Peters II	56	President and Chief Executive Officer and Chairman of Corporation and Bank

Alison E. Gers	48	Executive Vice President of Bank – Community Banking Division, Marketing, Technology and Information, Services and Operations

Joseph G. Keefer	47	Executive Vice President of Bank - Chief Lending Officer

John Pickering	50	Executive Vice President of Bank – Wealth Management Division

J. Duncan Smith, CPA	47	Treasurer and Chief Financial Officer of Corporation and Executive Vice President, Treasurer & Chief Financial Officer of Bank

Robert J. Ricciardi	57	Secretary of Corporation and Executive Vice President and Secretary of Bank, Chief Credit Policy Officer

•	Mr. Peters was elected President and Chief Executive Officer and a Director of the Corporation and the Bank on January 22, 2001. Mr. Peters was elected the Chairman of the Board of the Bank and Corporation, effective August 5, 2002. Prior to that, Mr. Peters was founder, President and Chief Executive Officer of the 1st Main Line Bank, a division of National Penn Bank, from May 1995 to January 2001.

•	Ms. Gers was employed by the Bank in May 1998 as Senior Vice President of Marketing. Ms. Gers was appointed Executive Vice President of the Bank in 2001. Since joining the Bank, Ms. Gers has held various positions. As of September, 2005 Ms. Gers was responsible for the Community Banking Division, marketing, technology and information services and operations.

•	Mr. Keefer was employed by the Bank as Vice President and Commercial Lending manager in March 1991. He was promoted to Senior Vice President of Commercial and Real Estate Lending Services in July 1994 and was made the Bank’s Chief Lending Officer in December 1997. In December 2002 Mr. Keefer assumed responsibility for the Bank’s Credit Division which included Commercial and Real Estate Lending, Consumer and Small Business Lending, BMT Mortgage and Loan Operations. In February 2001, Mr. Keefer was designated Executive Vice President and Chief Lending Officer of the Bank.

•	Mr. Pickering was appointed Executive Vice President of the Bank in charge of the Wealth Management Division in April, 2004. From January, 2001 through April 2004, Mr. Pickering was a Managing Director with Brown Brothers Harriman & Co. a private banking firm, and was responsible for the Americas Financial Institutions Department within the Global Custody Division. From March, 2002 through June, 2003, Mr. Pickering was also the Managing Director of Brown Brothers Harriman Investor Services, Ltd. in London. Prior to that, Mr. Pickering was a Senior Vice President at Brown Brothers Harriman in the Global Custody Division from July, 1998 through January, 2001. In addition to his management duties, Mr. Pickering was responsible for relationship management and business development for banking, custody and investment management clients.

•	Mr. Ricciardi was employed by the Bank in 1971. In January, 2001, Mr. Ricciardi was named Secretary of the Corporation and the Bank, and was responsible for the Credit Division, the Community Banking Division, the Risk Management Division and Insurance Counsellors of Bryn Mawr (ICMB). In December 2002, Mr. Ricciardi relinquished his responsibility for the Credit Division. As of September, 2005, Mr. Ricciardi was responsible for the Risk Management Division and ICMB, and at the time the Human Resources/Facilities Division was added to his responsibilities.

•	Mr. Smith was employed by the Corporation in April, 2005 as Treasurer and Chief Financial Officer of the Corporation and as Executive Vice President, Treasurer and Chief Financial Officer of the Bank. From March, 1993 through March, 2005, Mr. Smith was the Principal Accounting Officer for First Chester County Corporation which is headquartered in West Chester, PA. During his tenure at First Chester County Corporation he held a variety of positions, where his last position was as Executive Vice President and Chief Financial Officer.

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

ITEM 11.	EXECUTIVE COMPENSATION

•	The information required by this Item 11 is incorporated by reference to the definitive proxy statement of the Corporation, filed with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information required to be disclosed for the Corporation’s Equity Compensation Plan.

Equity Compensation Table:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	934,308	$17.44	21,064
Equity compensation plans not approved by security holders	—	—	—

Total	934,308	$17.44	21,064

The Corporation has agreed to pay and its non-employee independent directors have agreed to accept payment of their annual $12,500 retainer compensation in the form of Corporation common stock, payable in April of each year at the market value of the stock on the day prior to day of payment. If all of the Corporation’s non-employee independent directors, including the directors elected at the annual meeting (seven directors) on April 2006, continue this compensation arrangement, for their 2006-2007 terms as directors, it is estimated, based on the $21.66 per share market price of the Corporation’s stock on December 31, 2005, that such directors, as a group, will receive an aggregate of 4,040 shares of the Corporation’s common stock as retainer compensation.

Additional information required by this Item 12 is incorporated by reference to the Corporation’s definitive proxy statement, filed with the SEC pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

•	There were no relationships or transactions required to be disclosed in this Item 13 pursuant to the instructions contained in the form for this report, as discussed in the Corporation’s definitive proxy statement, filed with the SEC pursuant to Regulation 14A.

ITEM 14.	PRINCIPLE ACCOUNTING FEES AND SERVICES

•	The information required by this Item 14 is incorporated by reference to the definitive proxy statement of the Corporation, filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits are filed as a part of this report.

EXHIBIT TABLE

•	3 - Articles of Incorporation and By-Laws

(A) (i)	Articles of Incorporation, effective August 8, 1986, are incorporated by reference to Form S-4 of the Registrant, No. 33-9001.

(ii)	Amendment to the Articles of Incorporation, effective April 23, 1998.

(iii)	Articles of Merger / Consolidation, effective April 1, 1999.

(B)	By-Laws of the Registrant, incorporated by reference as amended and restated January 20, 2000.

•	4 - Instruments defining the rights of security holders

(A)	Articles of Incorporation and By-Laws: See Item 3(A) & (B) above.

(B)	Shareholders Rights Plan: incorporated by reference to 8-K filed with the SEC on November 25, 2003.

•	10 - Material Contracts

(A)	The Bryn Mawr Bank Corporation Amended and Restated 1986 Stock Option and Stock Appreciation Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated march 14, 1994 and filed with the Commission as Appendix A to the proxy Statement on March 15, 1994.

(B)	License Agreement dated December 30, 1994, between Bryn Mawr Bank Corporation and FIServ Cir, Inc. is incorporated by reference to the Corporation’s 10-K, filed with the Securities and Exchange Commission on March 31, 1995.

(C)	The Bryn Mawr Bank Corporation Non-Employee Directors Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 10, 1995 and filed with the Commission as Appendix A to the Proxy Statement on March 10, 1995.

(D)	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 2, 1998 and filed with the Securities and Exchange Commission as Exhibit A to the Proxy Statement.

(E)	Agreement dated January 1, 1999 between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services Group, Inc., to provide brokerage support services to BM Brokerage is incorporated by reference to the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

(F)	Lease dated March 1, 1999 between The Bryn Mawr Trust Company and Anthony J. Marcozzi and The Real Viking, Inc. for the property and the buildings known as 2 and 6 Bryn Mawr Avenue. The term of this lease is for an initial period of twenty-nine years with the option to extend for one-ten year period with the same terms and conditions as the initial lease. The lease is hereby incorporated by reference to the Corporation’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.

(G)	Employment Agreement dated January 11, 2001 between Bryn Mawr Bank Corporation and Frederick C. Peters II is incorporated by reference to the Corporation’s From 10-K, filed with the Securities and Exchange Commission on March 30, 2001.

(H)	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 8, 2001 and filed with the Securities and Exchange Commission on March 8, 2001 as Appendix B to the Proxy Statement.

(I)	Addendum, dated August 15, 2001, to the License agreement between Bryn Mawr Bank Corporation and Fiserv Solutions, Inc. dated December 30, 1994 is incorporated by reference to the Corporation’s Form 10-K, filed with the SEC on March 30, 2002.

(J)	Amendment dated August 8, 2002 to the Agreement between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services, Group, Inc. dated January 1, 1999 and incorporated by reference to the Corporation’s Form 10-K filed with the SEC on March 30, 1999, to include The Bryn Mawr Trust Company as Subscriber to the original contract is incorporated by reference to the Corporation’s Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

(K)	Letter agreement between The Bryn Mawr Trust Company and John Pickering, dated March 24, 2004, describing the terms of his employment by the Bank is incorporated by reference to the Corporation’s Form 10-K, filed with the Securities and Exchange Commission on March 7, 2005.

(L)	Bryn Mawr Bank Corporation 2004 Stock Option Plan is incorporated by reference to the Form S-8, filed with the Securities and Exchange Commission on March 15, 2004.

(M)	Master Services agreement dated September 16, 2003, effective August 1, 2004 and an amendment to the master services agreement dated March 2, 2004, between SEI Investment Management Corporation and The Bryn Mawr Trust Company to provide data processing services for the Bank’s trust accounts incorporated by reference to the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 7, 2005.

(N)	Agreement dated September 16, 2003, effective August 1, 2004, between The Bryn Mawr Trust Company and SEI Private Trust Company, to provide mutual fund clearing services for the Bank’s trust customers is incorporated by reference to the Corporations’ Form 10-K, filed with the Securities and Exchange Commission on March 7, 2005.

•	13 - Annual Report to Security Holders

The Registrant’s 2005 Annual Report to Shareholders is attached herewith as Exhibit 13.

•	21 - Subsidiaries of the Registrant

Subsidiaries of the Corporation:

Name	State of Incorporation	Status
The Bryn Mawr Trust Company	Pennsylvania	Active
Bryn Mawr Financial Services, Inc.	Pennsylvania	Inactive
Bryn Mawr Advisors, Inc.	Pennsylvania	Inactive
Bryn Mawr Brokerage Co., Inc.	Pennsylvania	Inactive
Joseph W. Roskos Co., Inc.	Pennsylvania	Active
Bryn Mawr Asset Management, Inc.	Pennsylvania	Inactive
Bryn Mawr Finance, Inc.	Delaware	Inactive

Subsidiaries of the Bank:

Name	State of Incorporation	Status
Insurance Counsellors of Bryn Mawr, Inc.	Pennsylvania	Active
BMT Settlement Services, Inc.	Pennsylvania	Active
BMT Mortgage Services, Inc.	Pennsylvania	Active

•	23 - Consent of Independent Registered Public Accounting Firms

.1 -	Consent of KPMG LLP filed herewith as Exhibit 23.1.

.2 -	Consent of PricewaterhouseCoopers LLP filed herewith as exhibit 23.2.

•	31 - Certification of Annual Report

.1 -	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2 -	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	32 - Certification Pursuant to 18 U.S.C. Section 1350

.1 -	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

.2 -	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	99 – Additional Exhibits

(A)	Registrant’s Proxy Statement for its 2006 Annual Meeting to be held on April 25, 2006, was expected to be filed with the Securities and Exchange Commission on or around March 13, 2006 and is incorporated by reference as Exhibit 99(A).

(B)	Report of PricewaterhouseCoopers, independent auditors for year ended December 31, 2003 dated February 27, 2004, attached hereto as Exhibit 99(B).

(b) INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS:

•	Report of Independent Registered Public Accounting Firm

The report of Independent Registered Public Accounting Firm, KPMG LLP, as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation for 2005 and related notes is incorporated by reference to the Corporation’s 2005 Annual Report to Shareholders.

•	Consolidated Financial Statements and Related Notes

The Consolidated Financial Statements and related Notes are incorporated by reference to the financial section of the Corporation’s 2005 Annual Report to Shareholders: See the index to the financial statements for the specific page references.

•	Supplementary Data

Quarterly Results of Operations are incorporated by reference to the information under the caption “Selected Quarterly Financial Data (Unaudited)”, in Note 22 of the financial section of the Corporation’s Annual Report to Shareholders for the fiscal years ended December 31, 2005 and 2004.

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

•	Exhibits:

For information regarding exhibits, including those incorporated by reference, see pages 17 through 19 of this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

(Registrant) Bryn Mawr Bank Corporation

By (Signature and Title)	/s/ J. Duncan Smith, Treasurer and Chief Financial Officer

Date March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/S/ FREDERICK C. PETERS II Frederick C. Peters II	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2006

/S/ J. DUNCAN SMITH, CPA J. Duncan Smith	Treasurer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 10, 2006

/S/ DAVID E. LEES	Director	March 9, 2006
David E. Lees

/S/ ANDREA F. GILBERT Andrea F. Gilbert	Director	March 9, 2006

/S/ WILLIAM HARRAL, III	Director	March 9, 2006
William Harral, III

	Director	March , 2006
Wendell F. Holland

/S/ FRANCIS J. LETO Francis J. Leto	Director	March 9, 2006

/S/ B. LOYALL TAYLOR, JR.	Director	March 9, 2006
B. Loyall Taylor, Jr.

	Director	March , 2006
Nancy J. Vickers

	Director	March , 2006
Thomas A. Williams