Form 10-Q
period 2006-03-31
BRYN MAWR BANK CORP
filed 2006-05-10
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2006

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

Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2006
Common Stock, par value $1	8,580,517

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(dollars in thousands, except per share data)	Three Months Ended March 31
	2006	2005
Net interest income:
Interest income:
Interest and fees on loans	$9,927	$8,354
Interest on federal funds sold	66	25
Interest on interest bearing deposits with banks	5	18
Interest and dividends on investment securities	360	274

Total interest and dividend income	10,358	8,671

Interest expense:
Savings, NOW, and market rate accounts	821	562
Time deposits	1,301	732
Borrowings	42	9

Total interest expense	2,164	1,303

Net interest income	8,194	7,368
Loan loss provision	154	187

Net interest income after loan loss provision	8,040	7,181

Non-interest income:
Fees for wealth management services	3,120	2,654
Service charges on deposits	379	395
Loan servicing and late fees	290	339
Net gain on sale of loans	250	458
Other operating income	547	568

Total non-interest income	4,586	4,414

Non-interest expenses:
Salaries and wages	3,829	3,507
Employee benefits	1,318	1,141
Occupancy	624	556
Furniture, fixtures, and equipment	482	460
Advertising	200	176
Amortization of mortgage servicing rights	86	189
Professional fees	297	303
Other operating expenses	1,009	1,052

Total non-interest expenses	7,845	7,384

Income before income taxes	4,781	4,211
Income taxes	1,645	1,409

Net income	$3,136	$2,802

Total Basic earnings per share	$0.37	$0.33
Total Diluted earnings per share	$0.36	$0.32
Dividends declared per share	$0.11	$0.10

Weighted-average basic shares outstanding	8,570,675	8,591,622
Dilutive potential shares	137,135	105,718

Adjusted weighted-average shares	8,707,810	8,697,340

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

(dollars in thousands, except per share data)	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$26,132	$33,896
Interest bearing deposits with banks	508	405
Federal funds sold	—	32,341
Investment securities available for sale, at fair value (amortized cost of $44,277 and $35,608 as of March 31, 2006 and December 31, 2005, respectively)	43,428	34,991
Loans held for sale	4,061	2,765
Portfolio loans	606,578	595,165
Less: Allowance for loan losses	(7,571)	(7,402)

Net portfolio loans	599,007	587,763

Premises and equipment, net	14,649	14,622
Accrued interest receivable	3,300	3,265
Deferred income taxes	1,370	709
Mortgage servicing rights	2,980	2,982
Other assets	14,498	13,487

Total assets	$709,933	$727,226

Liabilities
Deposits:
Noninterest-bearing demand	$151,324	$168,042
Savings, NOW and market rate accounts	303,356	312,896
Time deposits	153,412	155,322

Total deposits	608,092	636,260

Borrowed funds	8,000	—
Accrued interest payable	2,428	2,143
Other liabilities	11,743	11,310

Total liabilities	630,263	649,713

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,282,199 and 11,221,899 shares as of March 31, 2006 and December 31, 2005 respectively and outstanding of 8,575,555 and 8,556,255 shares as of March 31, 2006 and December 31, 2005, respectively	11,282	11,222
Paid-in capital in excess of par value	8,832	7,888
Accumulated other comprehensive income, net of taxes	(793)	(643)
Retained earnings	85,122	82,930

	104,443	101,397
Less: Common stock in treasury at cost — 2,706,644, and 2,665,644 shares as of March 31, 2006 and December 31, 2006 respectively	(24,773)	(23,884)

Total shareholders’ equity	79,670	77,513

Total liabilities and shareholders’ equity	$709,933	$727,226

Book value per share	$9.29	$9.06

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(dollars in thousands)	Three Months Ended March 31
	2006	2005
Operating activities:
Net income from operations	$3,136	$2,802
Adjustments to reconcile net income from continuing operations to net cash (used) provided by operating activities:
Provision for loan losses	154	187
Provision for depreciation and amortization	367	356
Loans originated for resale	(15,597)	(38,354)
Proceeds from loans sold	14,551	34,308
Gain on sale of loans	(250)	(458)
Provision for deferred income taxes (benefit)	(580)	(303)
Change in tax receivable	—	1,215
Change in accrued interest receivable	(35)	(305)
Change in accrued interest payable	285	(1,404)
Change in mortgage servicing rights, net	2	58
Other	(659)	33

Net cash provided (used) by operating activities	1,374	(1,865)

Investing activities:
Purchases of investment securities available for sale	(8,810)	(1,250)
Proceeds from maturity of investment securities	—	—
Proceeds from sale of investment securities available for sale	—	279
Proceeds from calls of investment securities	200	1,000
Net portfolio loan (originations) repayments	(11,398)	6,292
Purchases of premises and equipment	(371)	(608)
Acquisition of OREO	—	(234)

Net cash (used) provided by investing activities	(20,379)	5,479

Financing activities:
Net (decrease) increase in demand and savings deposits	(26,256)	(38,746)
Net (decrease) increase in time deposits	(1,911)	20,965
Dividends paid	(944)	(860)
Purchases of treasury stock	(889)	(1,269)
Retirement of treasury stock	—	—
Change in borrowed funds	8,000	—
Proceeds from issuance of common stock	1,003	229

Net cash used by financing activities	(20,997)	(19,681)

(Decrease) increase in cash and cash equivalents	(40,002)	(16,067)
Cash and cash equivalents at beginning of period	66,642	55,242

Cash and cash equivalents at end of period	$26,640	$39,175

Supplemental cash flow information:
Income taxes paid	$20	$24
Interest paid	$1,879	$2,707

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2006	2005
Net income	$3,136	$2,802
Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities	(232)	(353)
Deferred income tax (expense) benefit on unrealized holding gain (loss) on available for sale securities	81	124

Total comprehensive income	$2,985	$2,573

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

(Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim period presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2005 Annual Report on Form 10-K. The Corporation’s consolidated financial condition and results of operations consist almost entirely of The Bryn Mawr Trust Company’s (the “Bank”) financial condition and results of operations.

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2. Earnings Per Common Share:

The Corporation follows the provisions of SFAS No. 128, “Earnings Per Share”. Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution, computed pursuant to the treasury stock method, that could occur if stock options were exercised and converted into common stock. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. As of March 31, 2005 and 2006 the antidilutive shares were 3,250 for both periods. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2006	2005
Numerator:
Net income available to common shareholders	$3,136	$2,802

Denominator for basic earnings per share – weighted average shares outstanding	8,570,675	8,591,622
Effect of dilutive potential common shares	137,135	105,718

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	8,707,810	8,697,340

Basic earnings per share	$.37	$.33
Diluted earnings per share	$.36	$.32

3. Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged as an expense. Loans are charged against the allowance for loan losses when Management believes that the collectability of principal is unlikely. The allowance for loan losses is maintained at a level that Management believes is sufficient to absorb estimated probable credit losses. Note 1, – Summary of Significant Accounting Policies – Allowance for Loan Losses, included in the Corporation’s 2005 Annual Report on Form 10K contains additional information relative to Management’s determination of the adequacy of the allowance for loan losses.

4. Stock Based Compensation

The Corporation adopted SFAS No. 123R “Share-Based Payments” effective January 1, 2006. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period. The Corporation previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Generally, the approach in SFAS 123R to stock-based payment accounting is similar to SFAS 123. However, SFAS 123R requires all share-based payments, including grants of stock options, be recognized as compensation cost in the statement of income at their fair value. Pro forma disclosure for periods beginning after January 1, 2006 is not an alternative under SFAS 123R.

The Corporation elected to adopt SFAS 123R using the modified prospective application method in which compensation cost is recognized beginning with the effective date (a) based upon the requirements of SFAS 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted prior to the effective date of SFAS 123R that remain unvested on the effective date.

The Corporation recorded stock-based compensation expense for the three months ended March 31, 2006 as follows:

	Three Months Ended March 31, 2006
(dollars in thousands, except per share data)	Using Previous Accounting	SFAS 123R Effects	As Reported
Income before taxes	$4,820	$(39)	$4,781
Income taxes	(1,658)	13	(1,645)

Net Income	$3,162	$(26)	$3,136

Basic Earnings per share	0.37	0.00	0.37
Diluted earnings per share	0.36	0.00	0.36

The proforma net income that would have resulted if the Corporation applied the fair value method of accounting for stock based compensation under SFAS No. 123 for the three months ended March 31, 2005 is as follows:

	Three Months Ended March 31, 2005
(dollars in thousands, except per share data)	As Reported	Pro Forma Adjustment	Pro Forma If under SFAS 123
Income before taxes	$4,211	$(138)	$4,073
Income taxes	(1,409)	46	(1,363)

Net Income	$2,802	$(92)	$2,710

Basic Earnings per share	0.33	(0.01)	0.32
Diluted earnings per share	0.32	(0.01)	0.31

The Corporation’s Stock Option Plan (“SOP”) permits the issuance of options to key employees and Directors to purchase shares of the Corporation’s common stock. A total of 431,143 shares were authorized in 2004 by the Board of Directors. As of March 31, 2006 there are 21,064 shares available for future grant. The option price is set at the closing price for the stock on the day preceeding issuance of grants as determined by the Corporation’s Board of Directors. Options granted may either be “incentive stock options” within the meaning of the Internal Revenue Service Code, or non-qualified options. The stock options are exercisable over a period determined by the Board of Directors; however, the option period will not be longer than ten years from the date of the grant. The vesting period of option grants issued is also determined by the Corporation’s Board of Directors. During 2005 all grants were issued with immediate vesting. Also, during 2005 the vesting period on 83,916 out of money options outstanding was accelerated to avoid stock based compensation expense in future years. The historical vesting period for options issued had been three years. The SOP provides that the option price at the date of the grant will not be less than the fair market value of the Corporation’s common stock. The Corporation’s practice is to issue option related shares from authorized but unissued.

The following table provides information about options outstanding for the three-months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2005	934,308	$17.44	$3.74
Granted	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Exercised	60,300	$14.02	$2.91

Options outstanding March 31, 2006	874,008	$17.68	$3.80

The following table provides information about unvested options for the three-months ended March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Unvested options December 31, 2005	33,334	$18.04
Granted	—	—
Vested	333	$17.85
Forfeited	—	—

Unvested options March 31, 2006	33,001	$18.05

The total compensation cost on unvested stock options is $15,600. This expense will be recognized over a weighted average period of 2 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 were as follows:

	2006	2005
Proceeds from strike price of value of options exercised	$845,406	$149,275
Related tax benefit recognized	158,191	78,371

Proceeds of options exercised	$1,003,597	$227,646

The intrinsic value of the options exercised during the three months ended March 31, 2006 and 2005 were $451,000 and $224,000, respectively.

The following table provides information about options outstanding and exercisable options at March 31, 2006:

	Outstanding	Exercisable
Number	874,008	841,007
Weighted average exercise price	$17.68	$17.66
Aggregate intrinsic value	$3,630,672	$3,505,836
Weighted average contractual term	7.1	7.1

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at March 31, 2006 were as follows:

Exercise Price	Outstanding			Exercisable
	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 6.25 - $10.75	51,200	3.4	$10.07	51,200	$10.07
$12.25 - $15.15	175,350	3.8	13.30	175,350	13.30
$16.25 - $18.91	361,033	7.8	18.34	328,032	18.37
$19.11 - $22.68	286,425	9.0	20.89	286,425	20.89

	874,008	7.1	$17.68	841,007	$17.66

There were no stock options granted during the three months ended March 31, 2006 or March 31, 2005.

5. Pension and Other Post-Retirement Benefit Plans

The Corporation sponsors two pension plans, the qualified defined benefit pension plan (“QDBP”) and the non-qualified defined benefit pension plan (“SERP”), and a post-retirement benefit plan (“PRBP”).

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months ended March 31, 2006 and 2005:

(dollars in thousands).	For The Three Months Ended March 31
	Defined Benefit Pension Plans		Post- Retirement Benefit Plan
	2006	2005	2006	2005
Service cost	$323	$328	$3	$6
Interest cost	434	416	35	50
Expected return on plan assets	(557)	(544)	—	—
Amortization of transition obligation	—	—	6	6
Amortization of prior service costs	32	32	(34)	—
Amortization of net (gain) loss	111	111	51	50

Net periodic benefit cost	$373	$343	$61	$112

As stated in the Corporation’s 2005 Annual Report, the Corporation does not have any minimum funding requirement for its QDBP for 2006. Additionally, the Corporation is expected to contribute approximately $131 thousand to the SERP plan for 2006. As of March 31, 2006 no contributions have been made to either of the pension plans for 2006. Changes were made to the PRBP in 2005 limiting future increases in plan costs to 120% of the then current benefit.

6. Segment Information

SFAS No. 131, “Segment Reporting”, identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in SFAS No. 131 to the results of its operations.

The Corporation has identified four “segments” as defined by SFAS No. 131 as follows: Banking, Wealth Management, Mortgage Banking and All Other. Footnote 24 – Segment Information, in the Notes to the Consolidated Financial Statements in the Corporation’s 2005 Annual Report on Form 10K provides additional descriptions of the identified segments.

Segment information for the quarter ended March 31, 2006 and 2005 is as follows:

(Dollars in thousands)	2006
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,184	$—	$—	$10	$8,194
Less: Loan loss provision	154	—	—	—	154

Net interest income after loan loss provision	8,030	—	—	10	8,040
Other income:
Fees for wealth management services	—	3,120	—	—	3,120
Other income	837	—	564	65	1,466

Total other income	837	3,120	564	65	4,586
Other expenses:
Salaries and benefits	3,591	1,277	176	103	5,147
Occupancy	929	159	49	(31)	1,106
Amortization of mortgage servicing rights	—	—	86	—	86
Other operating expense	1,295	258	67	(114)	1,506

Total other expense	5,815	1,694	378	(42)	7,845

Segment profit (loss) before income taxes	3,052	1,426	186	117	4,781
Intersegment pretax revenues (expenses) *	(20)	45	—	(25)	—

Segment pretax profit (loss) after eliminations	$3,032	$1,471	$186	$92	$4,781

% of segment pretax profit (loss)	63.4%	30.8%	3.9%	1.9%	100.0%

	2005**
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$7,348	$—	$—	$20	$7,368
Less: Loan loss provision	187	—	—	—	187

Net interest income after loan loss provision	7,161	—	—	20	7,181
Other income:
Fees for wealth management services	—	2,654	—	—	2,654
Other income	848	1	845	66	1,760

Total other income	848	2,655	845	66	4,414
Other expenses:
Salaries and benefits	3,208	1,127	248	65	4,648
Occupancy	835	154	58	(31)	1,016
Amortization of mortgage servicing rights	—	—	189	—	189
Other operating expense	1,108	257	129	37	1,531

Total other expense	5,151	1,538	624	71	7,384

Segment profit (loss) before income taxes	2,858	1,117	221	15	4,211
Intersegment pretax revenues (expenses) *	85	45	—	(130)	—

Segment pretax profit (loss) after eliminations	$2,943	$1,162	$221	$(115)	$4,211

% of segment pretax profit (loss)	69.9%	27.6%	5.2%	(2.7)%	100.0%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.
**	Reclassified for comparative purposes.

7. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2006 and 2005:

(dollars in thousands)	2006	2005
Balance, January 1	$2,982	$3,172
Additions	84	131
Amortization	(86)	(183)
Impairment	—	(6)
Sales	—	—

Balance, March 31	$2,980	$3,114

Fair Value	$4,828	$4,395

There was no impairment of MSRs for the three months ended March 31, 2006. For the three months ended March 31, 2005 there was $6,000 of temporary impairment concentrated in higher rate mortgages. This impairment was reversed in the second half of 2005.

At March 31, 2006, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2006
Fair value amount of MSRs	$4,828
Weighted average life (in years)	7
Prepayment speeds (constant prepayment rate)*:	11.2%
Impact on fair value:
10% adverse change	$(193)
20% adverse change	$(333)
Discount rate:
Impact on fair value:
10% adverse change	$(129)
20% adverse change	$(261)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

8. Impaired Loans

The following summarizes the Corporation’s impaired loans as of the applicable dates as follows:

(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Period end balance	$773	$261	$1,432
Average period to date balance	778	825	1,376
Loans with specific loss allowances	—	—	—
Charge offs and recoveries	—	—	—
Loss allowances reserved	—	—	—
Year to date income recognized	$22	$22	$10

9. Capital

The Corporation declared and paid a regular dividend of $0.11 per share, during the first quarter of 2006. This payment totaled $943 thousand.

During the first quarter of 2006, the Corporation repurchased 41,000 shares of its common stock for $888,870 at an average purchase price of $21.68 per share.

10. Notes Receivable

Notes receivable held by the Corporation relating to the sale of assets of JWR & Co. were paid in full in the first quarter of 2006. The notes receivable had a balance of $954,000 at December 31, 2005. The notes receivable were classified as commercial and industrial loans in the consolidated balance sheet.

11. New Accounting Pronouncements

SFAS 123R

Stock Based Compensation - In April of 2005, the FASB revised SFAS No. 123R “Share Based Payment an Amendment of FASB No. 123 and APB No. 95”. See Note 4, Stock Based Compensation, above for additional information.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Corporation did not early adopt SFAS 155. The Corporation has not yet determined whether this Statement will have a material impact on their consolidated financial statements upon adoption.

SFAS 156

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:

a)	a transfer of the servicer’s financial assets that meets the requirements for sale accounting;

b)	a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities;

c)	an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;

3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

a)	amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date;

b)	fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur;

4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value;

5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Corporation did not early adopt SFAS 156. The Corporation has not yet determined whether this Statement will have a material impact on their consolidated financial statements upon adoption.

Item 2 Management’s Discussion and Analysis of Results of Operation and Financial Condition

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statement due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	any extraordinary event (such as the September 11, 2001 events, the war on terrorism and the U.S. Government’s response to those events including the war in Iraq);

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated;

•	technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

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

The Corporation competes in a highly competitive market area and includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Committee (“SEC”), NASDAQ, FDIC, the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

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

Executive Overview

The Corporation reported first quarter 2006 diluted earnings per share of $0.36, an increase of $0.04 or 12.5% compared to $0.32 in the same period of 2005. Net income for the first quarter of 2006 was $3.136 million, an increase of 11.9% or $334,000, compared to $2.802 million in last year’s first quarter. Return on average equity (ROE) and return on average assets (ROA) for the quarter ended March 31, 2006, were 16.27% and 1.83%, respectively. ROE was 15.94% and ROA was 1.70% for the same period last year.

The major factors contributing to the increase in earnings for the first quarter of 2006 compared to the same period last year were an $826,000 or an 11.2% increase in net interest income, as the Corporation’s net interest margin expanded to 5.16% from 4.89%, as well as a $466,000 or 17.6% increase in Wealth Management revenues. Both were partially offset by declines in residential mortgage related revenue and increased personnel costs.

Total portfolio loans at March 31, 2006 of $606.6 million increased $11.4 million or 1.9% from $595.2 million at December 31, 2005 and average portfolio loans increased to $595.4 million, an increase of $4.1 million or 0.7% from $591.3 million in the fourth quarter of 2005. This increase is concentrated in the residential mortgage portfolio.

Total deposits at March 31, 2006 were $608.1 million, a decrease of $28.2 million or 4.4% from $636.3 million at December 31, 2005, while average deposits decreased $733,000 or 0.1% from $600.6 million in the fourth quarter of 2005 to $599.8 million for the first quarter of 2006. The decrease in balances from December 31, 2005 reflects the short term nature of certain deposit accounts at year end 2005.

The Corporation continues its business development efforts on building banking relationships with privately held businesses, non-profits, high-quality residential builders and owners of commercial real estate. In addition, the Corporation continues to provide high-touch retail lending services to consumers in the Delaware Valley. Additional business development efforts in the fast growing Chester County, PA area are planned in 2006.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2006 and 2005 are shown in the table below:

	Three Months Ended March 31,
	2006	2005
Return on Average Equity (ROE)	16.27%	15.94%
Return on Average Assets (ROA)	1.83%	1.70%
Efficiency Ratio	61.39%	62.67%
Net Interest Margin	5.16%	4.89%
Diluted Earnings Per Share	$.36	$0.32
Dividend Per Share	$.11	$0.10

	March 31 2006	December 31 2005	March 31 2005
Book Value Per Share	$9.29	$9.06	$8.40
Allowance for Loan Losses as a Percentage of Loans	1.25%	1.24%	1.27%

Components of Net Income

Net income is affected by five major elements: Net Interest Income, or the difference between interest income earned on loans and investments and interest expense paid on deposit and borrowed funds; the Provision for Loan Losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; Non-Interest Income which is made up primarily of certain fees, trust income, residential mortgage activities and gains and losses from the sale of securities; Non-Interest Expenses, which consist primarily of salaries, employee benefits and other operating expenses; and Income Taxes. Each of these major elements will be reviewed in more detail in the following discussion.

NET INTEREST INCOME

The rate volume analysis in the table below analyzes changes in net interest income for the quarter ended March 31, 2006 compared to March 31, 2005 by its rate and volume components.

Rate /Volume Analysis

(in thousands) Increase/(Decrease)	Three Months Ended March 31, 2006 Compared to 2005
	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$(31)	$18	$(13)
Federal funds sold	19	22	41
Investment securities available for sale	32	54	86
Loans	516	1,057	1,573

Total interest income	536	1,151	1,687

Interest expense:
Savings, NOW and market rate	(58)	317	259
Time deposits	267	302	569
Short term borrowings	26	7	33

Total interest expense	235	626	861

Interest differential	$301	$525	$826

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the Three Months ended March 31,
	2006			2005
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$439	$5	4.62%	$3,147	$18	2.32%
Federal funds sold	6,161	66	4.34%	4,415	25	2.30%
Investment securities available for sale:
Taxable	33,685	319	3.84%	30,182	233	3.13%
Tax-exempt	5,014	41	3.32%	5,109	41	3.25%

Total investment securities	38,699	360	3.77%	35,291	274	3.15%

Loans (1) (2)	598,663	9,927	6.72%	567,842	8,354	5.97%

Total interest earning assets	643,962	10,358	6.52%	610,695	8,671	5.76%

Cash and due from banks	24,332			33,357
Allowance for loan losses	(7,524)			(7,058)
Other assets	34,189			32,697

Total assets	$694,959			$669,691

Liabilities:
Savings, NOW and market rate accounts	$304,942	$821	1.09%	$326,547	$562	0.70%
Time deposits	147,610	1,301	3.57%	117,375	732	2.53%

Total interest-bearing deposits	452,552	2,122	1.90%	443,922	1,294	1.18%
Short term borrowings	3,544	42	4.81%	1,250	9	2.60%

Total interest-bearing liabilities	456,096	2,164	1.92%	445,172	1,303	1.19%
Noninterest-bearing demand deposits	147,274			143,434
Other liabilities	13,419			9,791

Total noninterest-bearing liabilities	160,693			153,225

Total liabilities	616,789			598,397

Shareholders’ equity	78,170			71,294

Total liabilities and shareholders’ equity	$694,959			$669,691

Net interest spread			4.60%			4.57%
Effect of noninterest-bearing sources			0.56%			0.32%

Net interest income/ margin on earning assets		$8,194	5.16%		$7,368	4.89%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2)	Loans include portfolio loans and loans held for sale.

Net interest income for the three months ended March 31, 2006 of $8.194 million was $826,000 or 11.2% higher than the net interest income for the same period in 2005 of $7.368 million. The analysis above indicates that increased loan volume along with the increase in rates were the primary drivers of the increase in net interest income. Average earning assets increased $33.267 million or 5.4% in the first quarter of 2006 compared to the same period in 2005. Average loans grew $30.821 million or 5.4% while investments increased $3.408 million or 9.7% over 2005.

The average earning asset yield during the first quarter of 2006 of 6.52% was 76 basis points higher than the 5.76% during the same period in 2005 as floating rate loans in the portfolio responded to the Fed’s rate increases. The rate paid on average interest bearing liabilities of 1.92% in 2006 was 73 basis points higher than the 1.19% in 2005 due to the need to pay higher rates on interest bearing deposits to remain competitive. Average non-interest bearing demand deposits grew 2.7%, while savings decreased 6.6% and time deposits increased 25.8% in the first quarter of 2006 compared to the same period in 2005.

Net Interest Margin

The Corporations net interest margin increased 27 basis points to 5.16% in the first quarter of 2006 from 4.89% in the same period last year. As rates continue to rise, the yield on earning assets has increased due to the asset sensitivity of the balance sheet. Conversely, the cost of interest bearing deposit has also increased. This is a result of the increasing rate environment and the need to remain competitive with pricing in order to be successful in deposit retention and gathering. The impact of the increasing cost of deposits resulted in a 1 basis point increase in the net interest margin from 5.15% for the fourth quarter of 2005 to 5.16% for the first quarter of 2006. The net interest margin and related components for the past five linked quarters are as follows:

Year	Quarter	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
2006	1st	6.52%	1.92%	4.60%	0.56%	5.16%
2005	4th	6.37%	1.73%	4.64%	0.51%	5.15%
2005	3rd	6.13%	1.57%	4.56%	0.45%	5.01%
2005	2nd	5.94%	1.37%	4.57%	0.37%	4.94%
2005	1st	5.76%	1.19%	4.57%	0.32%	4.89%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. Management’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the rate interest sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and repricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offering of loan and deposit terms and through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

The following table demonstrates the annualized result of an interest rate simulation and the expected effect that a parallel interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Corporation’s projected net interest income over the next 12 months. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines.

Summary of Interest Rate Simulation

	March 31, 2006
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+200 basis points	$1,498	4.28%
+100 basis points	$942	2.69%
-100 basis points	$(1,058)	(3.02)%
-200 basis points	$(3,004)	(8.58)%

The interest rate simulation above indicates that the Corporation’s balance sheet as of March 31, 2006 is asset sensitive meaning that an increase in interest rates should increase net interest income and a decline in interest rates will cause a decline in net interest income over the next 12 months. The asset sensitivity position has been reduced during the first quarter of 2006 when compared to December 31, 2005 with the addition of fixed rate commercial loans, residential mortgages and mortgage-backed securities to the asset mix. Additionally, the Corporation purchased a $25 million three-year interest rate floor in April, 2006 to mitigate the impact on earnings of declining rates over the next three years.

The following table presents the Corporation’s interest rate sensitivity position or Gap Analysis as of March 31, 2006

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years		Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with other banks	$508	$—	$—		$—	$—	$508
Federal funds sold	—						—
Investment securities	3,478	9,201	22,849		7,900		43,428
Loans(1)	271,252	40,667	217,223		81,497		610,639
Loan loss reserve	(271)	(811)	(4,326)		(2,163)		(7,571)
Cash and due from banks						26,132	26,132
Other assets	—	—	—		—	36,797	36,797

Total assets	$274,967	$49,057	$235,746		$87,234	$62,929	$709,933

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$28,636	$18,967	$101,153	$		$2,568	$151,324
Savings, NOW and market rate	50,367	42,707	162,084		48,198		303,356
Time deposits	67,025	65,700	20,553		134		153,412
Fed funds purchased	8,000	—	—		—	—	8,000
Other liabilities						14,171	14,171
Shareholders’ equity	2,845	8,536	45,526		22,763	—	79,670

Total liabilities and shareholders’ equity	$156,873	$135,910	$329,316		$71,095	$16,739	$709,933

Gap	$118,094	$(86,853)	$(93,570)		$16,139	$46,190	$—
Cumulative gap	$118,094	$31,241	$(62,329)		$(46,190)	$—
Cumulative earning assets as a % of cumulative interest bearing liabilities	179%	116%	100%		107%

(1)	Loans include portfolio loans and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term if interest rates rise. The converse is also true.

PROVISION FOR LOAN LOSSES

General Discussion of the Allowance for Loan Losses

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

The Corporation’s allowance for loan losses is the accumulation of four components that are calculated based on various independent methodologies. All components of the allowance for loan losses are estimations. Management discusses these estimates earlier in this document under the heard of “Critical Accounting Policies, Judgments and Estimates”. The four components are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of larger classified loans

•	Historical Charge-Off Component – Applies a five year historical charge-off rate to pools of non-classified loans

•	Additional Factors Component – The loan portfolio is broken down into multiple homogenous subclassifications upon which multiple factors (such as delinquency trends, economic conditions, loan terms, and regulatory environment) are evaluated resulting in an allowance amount for each of the subclassifications. The sum of these amounts equals the Additional Factors Component.

•	Unallocated Component – This amount represents a general reserve against all loans.

Asset Quality and Analysis of Credit risk

Asset quality remains strong at March 31, 2006 as nonperforming loans as a percentage of total loans were 13 basis points. This compares with 7 basis points at December 31, 2005 and 27 basis points at March 31, 2005. The allowance for loan losses as a percentage of total loans was 1.25% at March 31, 2006 compared with 1.24% at December 31, 2005 and 1.27% at March 31, 2005. The provision for loan losses in the first quarter of 2006 was $154 thousand, compared to $187 thousand in the same period last year.

Non Performing Assets and Related Ratios

(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Non-accrual loans	$773	$261	$1,432
Loans 90 days or more past due	5	129	92

Total non performing loans	778	390	1,524
Other real estate owned (“OREO”)	25	25	591

Total non performing assets	$803	$415	$2,115

Allowance for loan losses to non performing assets	942.8%	1,783.6%	336.9%
Allowance for loan losses to non performing loans	973.1%	1,897.9%	467.5%
Non performing loans to total loans	.13%	.07%	0.27%
Allowance for loan losses to portfolio loans	1.25%	1.24%	1.27%
Non performing assets to portfolio assets	.11%	0.06%	0.32%
Period end portfolio loans	$606,578	$595,165	$558,334
Average portfolio loans (quarterly average)	$595,446	$591,295	$561,780
Allowance for loan losses	$7,571	$7,402	$7,125

Summary of Changes in the Allowance For Loan Losses

	Three Months Ended March 31,		Year Ended December 31, 2005
(dollars in thousands)	2006	2005
Balance, beginning of period	$7,402	$6,927	$6,927
Charge-offs:
Consumer	(10)	(2)	(158)
Commercial and industrial	—	—	—
Real estate	—	—	(156)

Total charge-offs	(10)	(2)	(314)
Recoveries:
Consumer	23	5	11
Commercial and industrial	2	8	12
Real estate	—	—	4
Total recoveries	25	13	27

Net (charge-offs) / recoveries	15	11	(287)

Provision for loan losses	154	187	762

Balance, end of period	$7,571	$7,125	$7,402

NON-INTEREST INCOME

Three months ended March 31, 2006 Compared to March 31, 2005

Non-interest income for the first quarter of 2006 was $4.586 million, an increase of $172,000 or 3.9% compared with $4.414 million in the same period last year. Fees for Wealth Management services grew $466,000 or 17.6% to $3.120 million in the first quarter of 2006 from $2.654 million in same period last year. New business development efforts, an April 2005 fee schedule increase, an increase in estate settlements and asset growth due to market performance all contributed to these results. Wealth Management assets under management and administration were $2.262 billion at March 31, 2006 compared to $1.919 billion at March 31, 2005. Partially offsetting this higher Wealth Management services revenue were reduced fees from residential mortgage-related activities and lower services charges on deposit accounts. Loan servicing and late fees were $290,000 for the first quarter last year, a $49,000 or 14.5% decrease. The volume of loans sold servicing retained declined as more loans were sold servicing released to obtain a higher gain at the time of sale, and a decision by management to hold more of the shorter term fixed rate loans in portfolio to help reduce the Corporation’s asset sensitivity position. Net gain on sale of loans was $250,000 for the first quarter, a decrease of $208,000 or 45.4% compared to $458,000 for the same period last year as a result of the slowdown in mortgage refinance activity compounded by very competitive pricing pressures and the decision to portfolio more loans.

NON-INTEREST EXPENSE

Three months ended March 31, 2006 Compared to March 31, 2005

Non-interest expense for the first quarter of 2006 was $7.845 million, an increase of $461,000 or 6.2% compared to $7.384 million in the same period last year. Salaries and wages were $3.829 million for the first quarter of 2006 compared to $3.507 million for the same period last year, a $322,000 or 9.2% increase which was primarily the result of merit increases and additions to staff. Employee benefits were $1.318 million for the quarter, up $177,000 or 15.5% compared to $1.141 million for the same period last year. The primary reasons for this increase were related to higher Social Security and Medicare tax, medical and post-retirement benefit expenses. Operating expenses related to the opening of the Exton branch in March 2005 also contributed to increases in occupancy and furniture, fixtures and equipment expense. Partially offsetting these increases in non-interest expense were reductions in the amortization of mortgage servicing rights and professional fees. Amortization of mortgage servicing rights decreased $103,000 or 54.5% to $86,000 for the first quarter of 2006 compared to $189,000 for the same period last year as a result of the lower volume of loans sold serviced for others as well as slower prepayment speeds of mortgage loans due to the increased mortgage rate environment from year to year. Other operating expenses decreased $43,000 or 4.08% to $1.009 million for the first quarter of 2006 compared to $1.052 million for the first quarter of 2005.

INCOME TAXES

Income taxes from operations for the three months ended March 31, 2006 were $1.645 million compared to $1.409 million for the same period in 2005. This represents an effective tax rate for the three months ended March 31, 2006 of 34.4% and an effective tax rate of 33.5% for the same period in 2005. The increase in the effective tax rate is due an increase in pretax book income for the three months ended March 31, 2006, as compared to the same period in 2005, that is greater than the increase in tax-exempt income.

BALANCE SHEET ANALYSIS

Total assets decreased $17.3 million or 2.4% from $727.2 million as of December 31, 2005 to $709.9 million as of March 31, 2006. This decrease is related to the short term nature of certain deposit accounts at year end 2005 and related fed funds balances. Offsetting this decline was an increase in portfolio loans of $11.4 million or 1.9% from $595.2 as of December 31, 2005 to $606.6 as of March 31, 2006. Average loans for the first quarter of 2006 increased $4.1 million or 0.7% to $595.4 million compared to $591.3 million in the fourth quarter of 2005.

The table below compares portfolio loans outstanding at March 31, 2006 and 2005 respectively and December 31, 2005. Commercial and industrial loans declined $18.4 million from $183.9 million at December 31, 2005 to $165.5 million as interest-sensitive customers used excess cash to pay down floating rate lines as interest rates increased. This decline was more than offset by an increase in commercial mortgage loans of $4.2 million or 2.6% from $162.6 million as of December 31, 2005 to $166.8 million as of March 31, 2006 and an increase in residential mortgage loans of $6.6 million or 6.6% from $99.6 million as of December 31, 2005 to $106.2 million as of March 31, 2006. The increase in residential mortgage loans is due to Management’s decision to portfolio more fixed rate loans as part of the Corporation’s interest rate risk management process. The Corporation continues to focus its business development efforts on building banking relationships with privately held businesses, non-profits, high quality residential builders and owners of commercial real estate.

Total Loans outstanding at March 31 are detailed by category as follows:

	March 31,		December 31, 2005
(dollars in thousands)	2006	2005
Real estate loans:
Commercial mortgage loans	$166,816	$141,957	$162,621
Home equity lines and loans	109,534	103,709	107,699
Residential mortgage loans	106,196	78,642	99,602
Construction loans	49,375	40,957	45,523
Commercial and industrial loans	165,508	183,862	170,283
Consumer loans	9,149	9,407	9,437

Total portfolio loans	$606,578	$558,534	$595,165

Average portfolio loans	$595,446	$561,780	$591,295

Total liabilities declined $19.4 million from $649.7 million at December 31, 2005 to $630.3 million at March 31, 2006. This decline is driven by a decrease in deposits of $28.2 million or 4.4% over the past three months to $608.1 million at March 31, 2006 from $636.3 million at December 30, 2005. This decrease is primarily due to the year end 2005 deposit changes that were mentioned above and the competitive environment for retaining and gathering deposits. Average deposits for the first quarter of 2006 decreased $.7 million or 0.1% to $599.8 million compared to $600.5 million in the fourth quarter of 2005. Continued expansion of the retail banking footprint is anticipated with controlled de novo expansion in the suburban Philadelphia market. The two recently opened retail branch locations in Exton and Newtown Square are gaining market share and performing better than projected. Due to the highly competitive nature of the financial services business, the Corporation anticipates higher rate certificates of deposit will make up a greater share of total deposits than they have historically for the foreseeable future.

Residential Mortgage Segment Activity

(dollars in thousands)	Quarter Ended March 31,
	2006		2005
Residential loans held in portfolio *	$106,196		$78,624

Mortgage originations	34,451		38,978

Mortgage loans sold:
Servicing retained	7,010		13,787
Servicing released	7,436		20,209

Servicing retained %	48.5%		40.6%
Servicing released %	51.5%		59.4%

Loans serviced for others *	409,429		489,882

Mortgage servicing rights *	2,980		3,114

Gain on sale of loans	250		458

Loan servicing and late fees	290		339

Amortization of MSRs	$86		$189

Basis point yield on loans sold	173	bp	135	bp

*	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $79.7 million or 11.2% of total assets, as of March 31, 2006, compared to $77.5 million or 10.7% of total assets, as of December 31, 2005. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2006 and December 31, 2005:

	Ratio	Minimum Ratio to be Well Capitalized
March 31, 2006:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.73%	10%
Bank	11.71%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.63%	6%
Bank	10.61%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	11.53%	5%
Bank	10.52%	5%
December 31, 2005:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.46%	10%
Bank	11.47%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.38%	6%
Bank	10.38%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	11.25%	5%
Bank	10.26%	5%

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

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, and purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB and selling securities as its secondary sources. Availability with the FHLB was approximately $234 million as of March 31, 2006. Overnight Fed Funds lines consist of lines from six banks totaling $48.0 million. Quarterly, ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors. As of March 31, 2006, the Bank had $8.0 million in overnight fed funds borrowings. Alternative funding sources are being investigated to offset the results of the competitive environment that exist for deposit gathering.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2006 were $337 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2006 amounted to $10.226 million.

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

Contractual Cash Obligations of the Corporation as of March 31, 2006:

(In thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$454,680	$454,680	—	—	—
Consumer certificates of deposit	$153,412	132,726	20,212	340	134
Operating leases	$20,125	941	1,627	1,491	16,066
Purchase obligations	$1,711	908	625	178	—
Non-discretionary pension contributions	—	—	—	—	—

Total	$629,928	$589,255	$22,464	$2,009	$16,200

Section 404 of Sarbanes Oxley Act of 2002

The Corporation and its Management completed compliance procedures relating to Section 404 of the Sarbanes Oxley Act of 2002 (“SOX 404”) for the fiscal year ended December 31, 2005 as documented in the Corporation’s Form 10-K. Management continues to devote considerable effort in 2006 to assure compliance with all aspects of SOX 404 by December 31, 2006. External fees relating to this compliance amounted to approximately $190,000 for 2005.

Other Information

Opening of New Full Service Branch Offices in Newtown Square and Exton

During the first quarter of 2004, the Bank established a new full service branch office in Newtown Square, Pennsylvania, thereby enabling the Bank to both broaden and strengthen its footprint in Delaware County, Pennsylvania. This new branch had deposits of $21.0 million as of March 31, 2006. In March of 2005, the Bank established a new full service branch in Exton, Pennsylvania. The Exton branch had deposits of $8.3million as of March 31, 2006. The Bank anticipates measured expansion of its branch footprint over the next few years. In addition, two new branch initiatives, one in Ardmore, Pennsylvania, which is a branch relocation, and the other in West Chester, Pennsylvania, are anticipated in the near future to complement our recently opened Exton and Newtown Square retail branch locations.

Regulatory Matters and Pending Legislation

Management is not aware of any current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, an impact on the Corporation’s results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There has been no material change in the Corporation’s assessment of its sensitivity to market risks since its presentation in the 2005 Annual Report on Form 10-K filed with the SEC.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Corporation’s 2005 Annual Report on Form 10K.

Item 2.

The following tables present the shares repurchased by the Corporation during the first quarter of 2006 (1) (2) (3) :

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2006 – January 31, 2006	None	—	—	38,994
February 1, 2006 – February 28, 2006	12,911	$21.24	10,000	28,994	*
March 1, 2006 – March 31, 2006	31,000	21.87	31,000	419,000

Total	43,911	$21.68	41,000	419,000

Notes to this table:

(1)	The Corporation was authorized in 2003 to repurchase an amount of Corporation stock not to exceed the lesser of $7.500 million or 4% of the then outstanding shares of common stock, or 348,094 shares (the “2003 Program”). During February 2006, the Corporation repurchased 10,000 shares of Corporation stock under the 2003 Program, having an average cost of $21.10 per share. The 2003 Program was terminated on February 24, 2006 when a new stock repurchase program was adopted. All shares purchased through the 2003 Program were accomplished in open market transactions.

(2)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million and terminated the 2003 Program. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

(3)	In February, 2006, 2,911 shares were purchased by the Corporation’s Thrift Plan and deferred compensation plan through open market transactions by the Corporation’s Wealth Management Division investment personnel.

*	The Corporation did not repurchase the 28,994 shares remaining to be purchased under the 2003 Program because of the adoption of the 2006 Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: May 10, 2006	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: May 10, 2006	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

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