Form 10-Q
period 2006-06-30
BRYN MAWR BANK CORP
filed 2006-08-04
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock, par value $1	8,575,398

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Unaudited

(dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net interest income:
Interest income:
Interest and fees on loans	$10,616	$8,849	$20,543	$17,197
Interest on federal funds sold	18	36	84	61
Interest on interest bearing deposits with banks	8	3	13	21
Interest and dividends on investment securities	456	277	803	543

Total interest and dividend income	11,098	9,165	21,443	17,822
Interest expense:
Savings, NOW, and market rate accounts	934	647	1,755	1,209
Time deposits	1,646	870	2,947	1,602
Borrowings	215	27	257	36

Total interest expense	2,795	1,544	4,959	2,847

Net interest income	8,303	7,621	16,484	14,975
Provision for loan losses	209	193	363	380

Net interest income after provision for loan losses	8,094	7,428	16,121	14,595

Non-interest income:
Fees for wealth management services	3,048	2,967	6,168	5,621
Service charges on deposits	397	398	776	793
Loan servicing and late fees	282	339	572	678
Net gain on sale of loans	254	464	504	922
Other operating income	594	573	1,154	1,155

Total non-interest income	4,575	4,741	9,174	9,169

Non-interest expenses:
Salaries and wages	3,834	3,758	7,663	7,265
Employee benefits	1,131	936	2,449	2,077
Occupancy and bank premises	642	581	1,266	1,137
Furniture, fixtures, and equipment	476	498	958	958
Advertising	273	312	473	488
Amortization of mortgage servicing rights	84	210	170	399
Professional fees	209	295	506	598
Other operating expenses	1,253	1,274	2,262	2,326

Total non-interest expenses	7,902	7,864	15,747	15,248

Income before income taxes	4,767	4,305	9,548	8,516
Income taxes	1,630	1,517	3,275	2,926

Net income	$3,137	$2,788	$6,273	$5,590

Basic earnings per common share	$0.37	$0.33	$0.73	$0.65
Diluted earnings per common share*	$0.36	$0.32	$0.72	$0.64
Dividends declared per share	$0.11	$0.10	$0.22	$0.20

Weighted-average basic shares outstanding	8,577,365	8,549,675	8,574,038	8,570,533
Dilutive potential common shares	113,690	80,772	110,676	97,743

Adjusted weighted-average dilutive shares	8,691,055	8,630,447	8,684,714	8,668,276

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(dollars in thousands, except per share data)	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$27,529	$33,896
Interest bearing deposits with banks	642	405
Federal funds sold	—	32,341
Investment securities available for sale, at fair value (amortized cost of $46,787 and $34,090 as of June 30, 2006 and December 31, 2005, respectively)	45,697	33,397
Loans held for sale	6,369	2,765
Portfolio loans	639,632	595,165
Less: Allowance for loan losses	(7,779)	(7,402)

Net portfolio loans	631,853	587,763

Premises and equipment, net	14,572	14,622
Accrued interest receivable	3,523	3,265
Deferred income taxes	1,720	709
Mortgage servicing rights	2,941	2,982
Other assets	16,636	15,081

Total assets	$751,482	$727,226

Liabilities
Deposits:
Noninterest-bearing demand	$152,092	$168,042
Savings, NOW and market rate accounts	284,458	312,896
Time deposits	197,980	155,322

Total deposits	634,530	636,260

Borrowed funds	22,700	—
Accrued interest payable	2,936	2,143
Other liabilities	9,661	11,310

Total liabilities	669,827	649,713

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,303,149 and 11,221,899 shares as of June 30, 2006 and December 31, 2005 respectively and outstanding of 8,575,398 and 8,556,255 shares as of June 30, 2006 and December 31, 2005, respectively	11,303	11,222
Paid-in capital in excess of par value	9,268	7,888
Accumulated other comprehensive income, net of taxes	(943)	(643)
Retained earnings	87,316	82,930

	106,944	101,397
Less: Common stock in treasury at cost — 2,727,751and 2,665,644 shares as of June 30, 2006 and December 31, 2005 respectively	(25,289)	(23,884)

Total shareholders’ equity	81,655	77,513

Total liabilities and shareholders’ equity	$751,482	$727,226

Book value per share	$9.52	$9.06

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(dollars in thousands)	Six Months Ended June 30
	2006	2005
Operating activities:
Net income	$6,273	$5,590
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	363	380
Provision for depreciation and amortization	732	746
Loans originated for resale	(34,532)	(61,223)
Proceeds from loans sold	31,432	61,307
Gain on sale of loans	(504)	(922)
Provision for deferred income taxes (benefit)	(849)	(504)
Change in tax receivable	—	(354)
Change in accrued interest receivable	(258)	(319)
Change in accrued interest payable	793	(1,121)
Change in mortgage servicing rights, net	41	182
Other	(3,319)	3,530

Net cash provided by operating activities	172	7,292

Investing activities:
Purchases of investment securities available for sale	(16,306)	(2,258)
Proceeds from maturity of investment securities	—	—
Proceeds from sale of investment securities available for sale	—	—
Proceeds from calls of investment securities	3,586	2,000
Net portfolio loan (originations) repayments	(44,453)	(28,600)
Purchases of premises and equipment	(634)	(909)
Sale of other real estate owned (“OREO”)	25	172
OREO Charge-off	—	(25)

Net cash used by investing activities	(57,782)	(29,620)

Financing activities:
Net (decrease) increase demand and savings deposits	(44,387)	(11,663)
Net increase (decrease) in time deposits	42,658	16,068
Dividends paid	(1,887)	(1,716)
Purchases of treasury stock	(1,448)	(1,780)
Retirement of treasury stock	43	40
Change in borrowed funds	22,700	—
Proceeds from issuance of common stock	1,460	430

Net cash provided by financing activities	19,139	1,379

Decrease in cash and cash equivalents	(38,471)	(20,949)
Cash and cash equivalents at beginning of period	66,642	55,242

Cash and cash equivalents at end of period	$28,171	$34,293

Supplemental cash flow information:
Income taxes paid	$3,810	$1,148
Interest paid	$4,166	$3,968

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

(dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income	$3 ,137	$2,788	$6,273	$5,590
Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities	(229)	297	(461)	(56)
Deferred income tax (expense) benefit on unrealized holding gain (loss) on available for sale securities	80	(104)	161	20

Total comprehensive income	$2,988	$2,981	$5,973	$5,554

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

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

Certain prior period amounts have been reclassified to conform to current period presentation.

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2. Earnings Per Common Share:

The Corporation follows the provisions of SFAS No. 128, “Earnings Per Share”. Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution, computed pursuant to the treasury stock method. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For the quarter ended June 30, 2006 the weighted average antidilutive shares were 2,250 and for the quarter ended June 30, 2005 the antidilutive shares were 136,083. For the six month period ended June 30, 2006 the weighted average antidilutive shares were 2,587 and for the six month period ended June 30, 2005 the antidilutive shares were 3,250. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

(dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Numerator:
Net income available to common shareholders	$3,137	$2,788	$6,273	$5,590

Denominator for basic earnings per share – weighted average shares outstanding	8,577,365	8,549,675	8,574,038	8,570,533
Effect of dilutive potential common shares	113,690	80,772	110,676	97,743

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	8,691,055	8,630,447	8,684,714	8,668,276

Basic earnings per share	$0.37	$0.33	$0.73	$0.65
Diluted earnings per share	$0.36	$0.32	$0.72	$0.64

3. Allowance for Loan Losses:

The allowance for loan losses is established through a provision for loan losses charged as an expense. Loans are charged against the allowance for loan losses when Management believes that the principal is uncollectible. The allowance for loan losses is maintained at a level that Management believes is sufficient to absorb estimated probable credit losses. Note 1, – Summary of Significant Accounting Policies – Allowance for Loan Losses, included in the Corporation’s 2005 Annual Report on Form 10-K contains additional information about Management’s determination of the adequacy of the allowance for loan losses.

4. Stock Based Compensation:

The Corporation adopted SFAS No. 123R effective January 1, 2006. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period. The Corporation previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Generally, the approach in SFAS 123R to stock-based payment accounting is similar to SFAS 123. However, SFAS 123R requires all share-based payments, including grants of stock options, be recognized as compensation cost in the statement of income at their fair value. The fair value of stock option grants is determined using the Black-Scholes pricing model. The assumptions necessary for the calculation of the fair value are expected life of options, annual volatility of stock price, risk free interest rate and annual dividend yield. Pro forma disclosure for periods beginning after January 1, 2006 is not an alternative under SFAS 123R.

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

The Corporation recorded stock-based compensation expense for the three and the six month periods ended June 30, 2006 as follows:

(dollars in thousands, except per share data)	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Using Previous Accounting	SFAS 123R Effects	As Reported	Using Previous Accounting	SFAS 123R Effects	As Reported
Income before taxes	$4,783	$(16)	$4,767	$9,603	$(55)	$9,548
Income taxes	1,635	5	1,630	3,294	19	3,275

Net income	$3,148	$(11)	$3,137	$6,309	$(36)	$6,273

Basic earnings per share	$0.37	—	$0.37	$0.73	—	$0.73
Diluted earnings per share	$0.36	—	$0.36	$0.72	—	$0.72

The proforma net income that would have resulted if the Corporation applied the fair value method of accounting for stock based compensation under SFAS No. 123 for the three and six month periods ended June 30, 2005 is as follows:

(dollars in thousands, except per share data)	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Reported	Pro Forma Adjustment	Pro Forma If Under SFAS 123	As Reported	Pro Forma Adjustment	Pro Forma If Under SFAS 123
Income before taxes	$4,305	$(1,193)	$3,112	$8,516	$(1,334)	$7,182
Income taxes	1,517	417	1,100	2,926	467	2,459

Net income	$2,788	$(776)	$2,012	$5,590	$(867)	$4,723

Basic earnings per share	$0.33	(0.09)	$0.24	$0.65	$(0.10)	$0.55
Diluted earnings per share	$0.32	(0.09)	$0.23	$0.64	$(0.10)	$0.54

The Corporation’s Stock Option Plan (“SOP”) permits the issuance of options to key employees and Directors to purchase shares of the Corporation’s common stock. A total of 431,143 shares were authorized in 2004 by the Board of Directors. As of June 30, 2006 there are 17,439 shares available for future grant. The option price is set at the closing price for the stock on the day preceding issuance of grants as determined by the Corporation’s Board of Directors. Options granted may either be “incentive stock options” within the meaning of the Internal Revenue Service Code, or non-qualified options. The stock options are exercisable over a period determined by the Board of Directors; however, the option period will not be longer than ten years from the date of the grant. The vesting period of option grants issued is also determined by the Corporation’s Board of Directors.

During 2005 all grants were issued with immediate vesting. Also, during 2005 the vesting period on 83,916 out of money options outstanding was accelerated to avoid stock based compensation expense in future years. The historical vesting period for options issued had been three years. The pre-tax charge which the Corporation expects to avoid in 2006 and 2007 amounts to approximately $253,000 ($193,000 in 2006 and $60,000 in 2007) based on the original vesting periods. During 2006 all grants were issued with a three year vesting period. The SOP provides that the option price at the date of the grant will not be less than the fair market value of the Corporation’s common stock. The Corporation’s practice is to generally issue option related shares from authorized but unissued shares.

The following table provides information about options outstanding for the three months ended June 30, 2006:

	Three Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding March 31, 2006	874,008	$17.68	$3.80
Granted	3,625	21.83	5.90
Forfeited	—	—	—
Expired	—	—	—
Exercised	(20,950)	$17.70	$3.73

Options outstanding June 30, 2006	856,683	$17.70	$3.81

The following table provides information about options outstanding for the six months ended June 30, 2006:

	Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2005	934,308	$17.44	$3.74
Granted	3,625	21.83	5.90
Forfeited	—	—	—
Expired	—	—	—
Exercised	(81,250)	$14.96	$3.12

Options outstanding June 30, 2006	856,683	$17.70	$3.81

The following table provides information about unvested options for the three months ended June 30, 2006:

	Three Months Ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Value
Unvested options March 31, 2006	33,001	$3.99
Granted	3,625	$5.90
Vested	(33,001)	$3.99
Forfeited	—	—

Unvested options June 30, 2006	3,625	$5.90

The following table provides information about unvested options for the six months ended June 30, 2006:

	Six Months Ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Value
Unvested options December 31, 2005	33,334	$3.98
Granted	3,625	$5.90
Vested	(33,334)	$3.98
Forfeited	—	—

Unvested options June 30, 2006	3,625	$5.90

The total compensation cost on unvested stock options is estimated to be $21 thousand and to be recognized over the 36 month vesting period.

Proceeds, related tax benefits realized from options exercised, and intrinsic value of options exercised during the six month periods ended June 30, 2006 and 2005 were as follows:

(Dollars in thousands)	2006	2005
Proceeds from strike price of value of options exercised	$1,216	$294
Related tax benefit recognized	191	94

Proceeds of options exercised	$1,407	$388

The intrinsic value of the options exercised during the six months ended June 30, 2006 and 2005 was $546,000 and $268,000, respectively.

The following table provides information about options outstanding and exercisable options at June 30, 2006:

	Outstanding	Exercisable
Number	856,683	853,058
Weighted average exercise price	$17.70	$17.68
Aggregate intrinsic value (dollars in thousands)	$3,664	$3,663
Weighted average contractual term	6.9	6.9

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at June 30, 2006 were as follows:

Exercise Price	Outstanding			Exercisable
	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 8.45 – 10.75	51,200	3.10	$10.07	51,200	$10.07
$12.25 – 15.15	171,400	3.53	13.32	171,400	13.32
$16.25 – 18.91	351,033	7.54	18.35	351,033	18.35
$19.11 – 22.68	283,050	8.65	20.91	279,425	20.90

	856,683	6.90	$17.70	853,058	$17.68

For the stock options granted during the three months ended June 30, 2006 and June 30, 2005, the fair value was determined at the date of the grants using a Black-Scholes option-pricing model and the following assumptions:

	2006		2005
	Grant dated 5/01/06	Grant dated 6/29/06	Grant dated 5/12/05
Expected average risk free interest rate	5.00%	5.00%	3.90%
Expected average life (in years)	6	6	6
Expected volatility	23.56%	24.04%	20.41%
Expected dividend yield	1.94%	1.98%	2.12%

5. Pension and Other Post-Retirement Benefit Plans:

The Corporation sponsors two pension plans, the qualified defined benefit pension plan (“QDBP”) and the non-qualified defined benefit pension plan (“SERP”), and a post-retirement benefit plan (“PRBP”).

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months and six months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30				For the Six Months Ended June 30
	Pension Benefits		Post Retirement Benefits		Pension Benefits		Post Retirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$323	$256	$3	—	$646	$584	$6	$6
Interest cost	434	409	35	22	868	825	70	72
Expected return on plan assets	(557)	(533)	—	—	(1,114)	(1,077)	—	—
Amortization of transition obligation	—	—	6	7	—	—	12	13
Amortization of prior service costs	32	33	(34)	(69)	64	65	(68)	(69)
Amortization of net (gain) loss	141	75	51	51	282	186	102	101

Net periodic benefit cost	$373	$240	$61	$11	$746	$583	$122	$123

As stated in the Corporation’s 2005 Annual Report, the Corporation does not have any minimum funding requirement for its QDBP for 2006. Additionally, the Corporation is expected to contribute approximately $131 thousand to the SERP plan for 2006. As of June 30, 2006 no contributions have been made to either of the pension plans for 2006. Changes were made to the PRBP in 2005 limiting future increases in plan costs to 120% of the then current benefit.

6. Segment Information:

SFAS No. 131, “Segment Reporting”, identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in SFAS No. 131 to the results of its operations.

The Corporation has identified four “segments” as defined by SFAS No. 131 as follows: Banking, Wealth Management, Mortgage Banking and All Other. Footnote 24 – Segment Information, in the Notes to the Consolidated Financial Statements in the Corporation’s 2005 Annual Report on Form 10-K provides additional descriptions of the identified segments.

Segment information for the three and six months ended June 30, 2006 and 2005 is as follows:

(Dollars in thousands)	Three Months Ended June 30, 2006
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,301	$—	$—	$2	$8,303
Less: Provision for loan losses	209	—	—	—	209

Net interest income after provision for loan losses	8,092	—	—	2	8,094

Other income:
Fees for wealth management services	—	3,048	—	—	3,048
Other income	852	—	601	74	1,527

Total other income	852	3,048	601	74	4,575
Other expenses:
Salaries and benefits	3,457	1,242	192	74	4,965
Occupancy	958	149	41	(30)	1,118
Amortization of mortgage servicing rights	—	—	84	—	84
Other operating expense	1,456	255	74	(50)	1,735

Total other expense	5,871	1,646	391	(6)	7,902

Segment profit (loss) before income taxes	3,073	1,402	210	82	4,767
Intersegment pretax revenues (expenses)*	382	45	0	(427)	—

Segment pretax profit (loss) after eliminations	$3,455	$1,447	$210	($345)	$4,767

% of segment pretax profit (loss)	72.5%	30.4%	4.4%	(7.3)%	100%

(Dollars in thousands)	Three Months Ended June 30, 2005
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$7,600	$—	$—	$21	$7,621
Less: Provision for loan losses	193	—	—	—	193

Net interest income after provision for loan losses	7,407	—	—	21	7,428

Other income:
Fees for wealth management services	—	2,967	—	—	2,967
Other income	780	1	919	74	1,774

Total other income	780	2,968	919	74	4,741
Other expenses:
Salaries and benefits	3,190	1,223	217	64	4,694
Occupancy	891	161	58	(31)	1,079
Amortization of mortgage servicing rights	—	—	210	—	210
Other operating expense	1,327	271	149	134	1,881

Total other expense	5,408	1,655	634	167	7,864

Segment profit (loss) before income taxes	2,779	1,313	285	(72)	4,305
Intersegment pretax revenues (expenses)*	29	45	—	(74)	—

Segment pretax profit (loss) after eliminations	$2,808	$1,358	$285	($146)	$4,305

% of segment pretax profit (loss)	65.2%	31.6%	6.6%	(3.4)%	100%

(Dollars in thousands)	Six Months Ended June 30, 2006
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$16,472	$—	$—	$12	$16,484
Less: Provision for loan losses	363	—	—	—	363

Net interest income after provision for loan losses	16,109	—	—	12	16,121
Other income:
Fees for wealth management services	—	6,168	—	—	6,168
Other income	1,702	—	1,165	139	3,006

Total other income	1,702	6,168	1,165	139	9,174
Other expenses:
Salaries and benefits	7,048	2,519	368	177	10,112
Occupancy	1,887	308	90	(61)	2,224
Amortization of mortgage servicing rights	—	—	170	—	170
Other operating expense	2,751	513	141	(164)	3,241

Total other expense	11,686	3,340	769	(48)	15,747

Segment profit (loss) before income taxes	6,125	2,828	396	199	9,548
Intersegment pretax revenues (expenses) *	362	90	—	(452)	—

Segment pretax profit (loss) after eliminations	$6,487	$2,918	$396	$(253)	$9,548

% of segment pretax profit (loss)	67.9%	30.6%	4.1%	(2.6)%	100%

	Six Months Ended June 30, 2005
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$14,934	$—	$—	$41	$14,975
Less: Provision for loan losses	380	—	—	—	380

Net interest income after provision for loan losses	14,554	—	—	41	14,595
Other income:
Fees for wealth management services	—	5,621	—	—	5,621
Other income	1,641	3	1,764	140	3,548

Total other income	1,641	5,624	1,764	140	9,169
Other expenses:
Salaries and benefits	6,398	2,350	465	129	9,342
Occupancy	1,726	315	116	(62)	2,095
Amortization of mortgage servicing rights	—	—	399	—	399
Other operating expense	2,435	528	278	171	3,412

Total other expense	10,559	3,193	1,258	238	15,248

Segment profit (loss) before income taxes	5,636	2,431	506	(57)	8,516
Intersegment pretax revenues (expenses) *	114	90	—	(204)	—

Segment pretax profit (loss) after eliminations	$5,750	$2,521	$506	$(261)	$8,516

% of segment pretax profit (loss)	67.5%	29.6%	6.0%	(3.1)%	100.0%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

7. Mortgage Servicing Rights:

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the six months ended June 30, 2006 and 2005:

(dollars in thousands)	2006	2005
Balance, January 1	$2,982	$3,172
Additions	129	217
Amortization	(170)	(357)
Impairment	—	(42)
Sales	—	—

Balance, June 30	$2,941	$2,990

Fair Value	$4,796	$3,823

There was no impairment of MSRs for the six months ended June 30, 2006. For the six months ended June 30, 2005 there was $42,000 of temporary impairment concentrated in higher rate mortgages. This impairment was reversed in the second half of 2005.

At June 30, 2006, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2006
Fair value amount of MSRs	4,796
Weighted average life (in years)	7.5
Prepayment speeds (constant prepayment rate)*:	10.4
Impact on fair value:
10% adverse change	$(162)
20% adverse change	$(232)
Discount rate:
Impact on fair value:
10% adverse change	$(128)
20% adverse change	$(258)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

8. Impaired Loans:

The following summarizes the Corporation’s impaired loans as of the applicable dates as follows:

(dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Period end balance	$866	$261	$678
Average period to date balance	803	825	1,286
Loans with specific loss allowances	—	—	—
Charge offs and recoveries	—	—	—
Provision for impaired loans	—	—	—
Year to date income recognized	$22	$22	$17

9. Capital:

The Corporation declared and paid a regular dividend of $0.11 per share, during the second quarter of 2006. This payment totaled $944,000. The dividend was increased 9.1% or $0.01 per share to $0.12 per share effective for the dividend declared to shareholders of record on August 7, 2006, payable September 1, 2006.

During the first six months of 2006 the Corporation repurchased 66,500 shares of its common stock for $1.448 million at an average purchase price of $21.78.

On April 28, 2006 the Corporation paid its non-management directors their annual retainer of $12,500 in the form of the Corporation’s common stock. Each of the 7 non-management directors received 566 shares for a total of 3,962 shares. The price per share was $22.07, the market value on April 27, 2006. On June 29, 2006, the Corporation issued 431 shares of the Corporation’s common stock to its new non-management director who joined the Board on June 29, 2006 in payment of his prorated annual retainer. The purchase price of the stock was $21.74, the market value of the stock on June 28, 2006. The foregoing transactions were made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a “public offering”.

10.	Collection of Notes Receivable:

Notes receivable held by the Corporation relating to the sale of assets of JWR & Co. were paid in full in the first quarter of 2006. The notes receivable had a balance of $954,000 at December 31, 2005. The notes receivable were classified as commercial and industrial loans in the consolidated balance sheet.

11. New Accounting Pronouncements:

SFAS 123R

Stock Based Compensation - In April of 2005, the FASB issued SFAS No. 123R “Share Based Payment an Amendment of FASB No. 123 and APB No. 95”. See Note 4, Stock Based Compensation, above for additional information.

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

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Corporation did not early adopt SFAS 155. The Corporation has not yet determined whether this Statement will have a material impact on its consolidated financial statements upon adoption.

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

4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value;

5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Corporation did not early adopt SFAS 156. The Corporation has not yet determined whether this Statement will have a material impact on its consolidated financial statements upon adoption.

FIN 48

In June 2006, FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48)”. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to the Interpretation, a tax position is recognized if it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Corporation is not required to adopt FIN 48 until fiscal year 2007, and has not yet determined whether this statement will have a material impact on its consolidated financial statements upon adoption.

ITEM 2 Management’s Discussion and Analysis of Results of Operation and Financial Condition

Special Cautionary Notice Regarding Forward Looking Statements Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statement due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	any extraordinary event (such as the September 11, 2001 events, the war on terrorism and the U.S. Government’s response to those events including the war in Iraq);

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated;

•	technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

Brief History of the Bank and Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, commercial and consumer lending, residential mortgage lending, insurance and business banking services to its customers through eight full service branches and seven retirement community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ Global Market under the symbol BMTC.

The goal of the Corporation is to become a preeminent community bank and wealth management organization.

The Corporation competes in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Committee (“SEC”), NASDAQ, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

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

Executive Overview

The Corporation reported second quarter 2006 diluted earnings per share of $0.36, an increase of $0.04 or 12.5% compared to $0.32 in the same period last year. Net income for the second quarter of 2006 was $3.1 million, an increase of 12.5% or $349 thousand, compared to $2.8 million in last year’s second quarter. This performance was led by healthy loan growth during the first six months of the year as portfolio loans increased $44.5 million or 7.5% since the end of 2005. At the same time, the Corporation continues to see pressure on deposit gathering activities and the deposit pricing functions as competition is intense.

The major factor contributing to the increase in earnings for the second quarter of 2006 compared to the same period last year was a $703 thousand or 9.1% increase in net interest income (on a tax equivalent basis) to $8.4 million from $7.7 million. The increase in net interest income (on a tax equivalent basis) in the second quarter of 2006 compared to the same period last year was the result of a $48.6 million increase or 7.9% increase in average interest earning assets and a 6 basis point increase in the Corporation’s net interest margin to 5.04% from 4.98%.

Non-interest income for the second quarter of 2006 decreased $166 thousand or 3.5% compared to the same period in 2005. This is due to a continued decline in residential mortgage related revenues partially offset by an increase of fees for Wealth Management Services. Wealth Management revenue increased 2.7% to $3.048 million from $2.967 million for the same period in 2005. Wealth Management assets under management and administration were $2.195 billion at June 30, 2006, compared with $2.248 billion at December 31, 2005 and $1.901 billion June 30, 2005.

Non-interest expense for the second quarter of 2006 increased $38 thousand or 0.5% when compared to the same period last year as a result of increases in salaries and employee benefits which were partially offset by declines in mortgage servicing rights amortization and a decrease in professional fees.

Diluted earnings per share for the six months ended June 30, 2006, was $0.72, an increase of $0.08 or 12.5%, compared with $0.64 in 2005. Net income for the six months ended June 30, 2006 was $6.3 million, an increase of $683 thousand or 12.2%, compared to $5.6 million in the same period last year.

The major factor contributing to the increase in earnings for the six month period ending June 30, 2006 compared to the same period last year was a $1.6 million or 10.4% increase in net interest income (on a tax equivalent basis), partially offset by a $499 thousand or 3.3% increase in non-interest expenses. The increase in net interest income (on a tax equivalent basis) in the first six months of 2006 compared to the same period last year was the result of a $40.8 million or 6.6% increase in average interest earning assets, and an 18 basis point increase in the Corporation’s net interest margin to 5.13% from 4.95%.

Non-interest income for the six months ended June 30, 2006, increased nominally when compared to the same period last year as fees for Wealth Management Services increased $547 thousand or 9.7% while other non-interest income categories in the aggregate declined $542 thousand, primarily due to lower residential mortgage related revenue.

The increase in non-interest expense for the six months ended June 30, 2006, was primarily due to increased employment related costs and occupancy expenses, partially offset by reduced mortgage servicing rights amortization and reduced professional fees. The reduction in mortgage servicing rights amortization is expected to continue as new mortgage origination volume is lower than in prior periods. The increase in occupancy expenses is related to rent expense on the new Ardmore branch site.

Asset quality remains strong despite an increase in non-performing assets to $1.7 million at June 30, 2006 from $415 thousand at December 31, 2005. The $1.7 million of non-performing loans which excludes other real estate owned consists almost entirely of two first lien residential mortgage loans. Non-performing loans as a percentage of portfolio loans was 0.26% at June 30, 2006. The allowance for loan losses increased to $7.8 million at June 30, 2006 from $7.4 million at December 31, 2005, however the allowance as a percentage of portfolio loans decreased to 1.22% from 1.24% over the same time period. Net loan charge-offs (recoveries) for the six months ended June 30, 2006 and 2005 were ($14 thousand) and $55 thousand, respectively.

Portfolio loans increased $44.5 million or 7.5% to $639.6 million at June 30, 2006 from $595.2 million at December 31, 2005, reflecting a significant increase in commercial mortgage and construction loan closings in the second quarter of 2006. Portfolio loans also increased from Management’s decision to portfolio certain residential mortgage loans for asset liability management purposes.

The Corporation’s interest bearing liabilities at June 30, 2006 included approximately $58 million in wholesale funding compared with $5 million at December 31, 2005. In addition to the wholesale funding, the Corporation has seen a shift in the mix of its core deposits as lower cost interest bearing checking, money market accounts and savings accounts move into higher yielding certificates of deposit. The deposit mix changes and the addition of wholesale funding has resulted in an increase in the cost of interest bearing deposits of 81 basis points for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, and 88 basis points for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This change in the core deposit mix appears to be a national trend as competition for deposit balances is very intense, high rate advertisements are commonplace and the continued increase in interest rates has resulted in noticeable customer account movement. It is expected that deposit pricing pressure and the flat yield curve will put downward pressure on the net interest margin over the near term.

The Corporation will continue with the expansion of its retail banking footprint with controlled de novo expansion in the suburban Philadelphia market. Construction has started on the Corporation’s new Ardmore branch and its opening is anticipated in the fourth quarter of 2006. We also expect our new West Chester branch to open in the fourth quarter of 2007. This full service branch will also house the Corporation’s Chester County loan production center and a regional office for Wealth Management clients. Management is excited about the opportunity to expand our business into the heart of West Chester, the county seat of Chester County, the fastest growing county in Pennsylvania.

The Corporation’s Board of Directors increased the quarterly dividend $0.01 per share or 9.1% from $0.11 to $0.12 per share, payable September 1, 2006, to shareholders of record as of August 7, 2006.

Key Performance Ratios

Key financial performance ratios for the three months and six months ended June 30, 2006 and 2005 are shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Return on Average Equity ROE)	15.70%	15.47%	15.98%	15.70%
Return on Average Assets (ROA)	1.74%	1.65%	1.79%	1.67%
Efficiency Ratio	61.36%	63.6%	61.37%	63.2%
Net Interest Margin (TE)	5.04%	4.98%	5.13%	4.95%
Diluted Earnings Per share	$0.36	$0.32	$0.72	$0.64
Dividend Per Share	$0.11	$0.10	$0.22	$0.20

	June 30 2006	December 31 2005	June 30 2005
Book Value Per Share	$9.52	$9.06	$8.63
Allowance for Loan Losses as a Percentage of Loans	1.22%	1.24%	1.22%

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

NET INTEREST INCOME

The rate volume analysis in the table below analyzes changes in the tax equivalent net interest income for the quarter ended June 30, 2006 compared to June 30, 2005 and for the six months period ended June 30, 2006 compared to June 30, 2005 by its rate and volume components.

Rate /Volume Analysis (Tax Equivalent Basis)

(in thousands) Increase/(Decrease)	Three Months Ended June 30, 2006 Compared to 2005
	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$1	$4	$5
Federal funds sold	(26)	8	(18)
Investment securities available for sale	80	99	179
Loans	658	1,130	1,788

Total interest income	713	1,241	1,954

Interest expense:
Savings, NOW and market rate accounts	(50)	337	287
Time deposits	253	523	776
Short term borrowings	104	84	188

Total interest expense	307	944	1,251

Interest differential	$406	$297	$703

(in thousands) Increase/(Decrease)	Six Months Ended June 30, 2006 Compared to 2005
	Volume	Rate	Total
Interest-bearing deposits with banks	$(15)	$7	$(8)
Federal funds sold	(12)	35	23
Investment securities available for sale	101	157	258
Loans	1,118	2,284	3,402

Total interest income	1,192	2,483	3,675

Interest expense:
Savings, NOW and market rate accounts	(86)	632	546
Time deposits	443	902	1,345
Short term borrowings	116	105	221

Total interest expense	473	1,639	2,112

Interest differential	$719	$844	$1,563

The tables below present the major asset and liability categories on an average daily basis for the periods presented, along with tax equivalent interest income and expense and tax equivalent key rates and yields.

Average Balance and Tax Equivalent Income and Expense and Tax Equivalent Yields

	For the Three Months ended June 30,
	2006			2005
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$687	$8	4.67%	$536	$3	2.99%
Federal funds sold	1,467	18	4.92%	5,119	36	2.82%
Investment securities available for sale	44,197	475	4.31%	34,828	296	3.41%

Loans (1) (2)	620,931	10,683	6.90%	578,173	8,895	6.17%

Total interest earning assets	667,282	11,184	6.72%	618,656	9,230	5.98%

Cash and due from banks	24,666			33,259
Allowance for loan losses	(7,686)			(7,251)
Other assets	37,803			34,975

Total assets	$722,065			$679,639

Liabilities:
Savings, NOW and market rate accounts	$294,848	$934	1.27%	$319,101	$647	0.81%
Time deposits	166,228	1,645	3.97%	128,777	869	2.71%

Total interest-bearing deposits	461,076	2,579	2.24%	447,878	1,516	1.36%
Short term borrowings	16,738	216	5.18%	3,540	28	3.17%

Total interest-bearing liabilities	477,814	2,795	2.35%	451,418	1,544	1.37%
Noninterest-bearing demand deposits	150,586			146,140
Other liabilities	13,487			9,803

Total noninterest-bearing liabilities	164,073			155,943

Total liabilities	641,887			607,361

Shareholders’ equity	80,178			72,278

Total liabilities and shareholders’ equity	$722,065			$679,639

Net interest spread			4.37%			4.61%
Effect of noninterest-bearing sources			.67%			0.37%

Net interest income/ margin on earning assets		$8,389	5.04%		$7,686	4.98%

Tax equivalent adjustment		$86.05%			$65.04%

The tax equivalent net interest income for the three months ended June, 2006 of $8.389 million was $703 thousand or 9.1% higher than the net interest income for the same period in 2005 of $7.686 million. The analysis above indicates that increased loan volume and an increase in rates were the primary drivers of the increase in net interest income. Average earning assets increased $48.6 million or 7.9% in the second quarter of 2006 compared to the same period in 2005. Average loans grew $42.8 million or 7.4% while investments increased to $9.4 million or 26.9% from the second quarter of 2005.

The tax equivalent average earning asset yield during the second quarter of 2006 of 6.72% was 74 basis points higher than the 5.98% for the same period in 2005. The floating rate loans in portfolio increased as the Fed increased rates and new fixed rate loans were priced in accordance with the current rate environment. The rate paid on average interest bearing liabilities of 2.35% was 98 basis points higher than the 1.37% rate paid during the same period in 2005. This increase is due to an increase in funds borrowed, the need to pay higher rates on interest bearing deposits to remain competitive and an increase in wholesale funding during the first six months of 2006. Average non-interest bearing demand deposits increased by $4.446 million or a 3.0% increase from the second quarter of 2005.

Average Balance and Tax Equivalent Income and Expense and Tax Equivalent Yields

	For the Six Months ended June 30,
	2006			2005
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$564	$13	4.65%	$1,834	$21	2.31%
Federal funds sold	3,801	84	4.46%	4,769	61	2.58%
Investment securities available for sale	40,653	841	4.17%	34,429	583	3.41%
Loans (1) (2)	609,860	20,670	6.83%	573,036	17,268	6.08%

Total interest earning assets	654,878	21,608	6.65%	614,068	17,933	5.89%

Cash and due from banks	24,500			33,308
Allowance for loan losses	(7,606)			(7,155)
Other assets	36,809			34,465

Total assets	$708,581			$674,686

Liabilities:
Savings, NOW and market rate accounts	$299,867	$1,755	1.18%	$322,893	$1,209	0.76%
Time deposits	156,970	2,947	3.79%	123,018	1,602	2.63%

Total interest-bearing deposits	456,837	4,702	2.08%	445,911	2,811	1.27%
Short term borrowings	10,177	257	5.09%	2,401	36	3.02%

Total interest-bearing liabilities	467,014	4,959	2.14%	448,312	2,847	1.28%
Noninterest-bearing demand deposits	148,941			144,792
Other liabilities	13,451			9,796

Total noninterest-bearing liabilities	162,392			154,588

Total liabilities	629,406			602,900

Shareholders’ equity	79,175			71,786

Total liabilities and shareholders’ equity	$708,581			$674,686

Net interest spread			4.51%			4.61%
Effect of noninterest-bearing sources			.62%			0.34%

Net interest income/ margin on earning assets		$16,649	5.13%		$15,086	4.95%

Tax equivalent adjustment		$165.05%			$111	0.04%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and loans held for sale.

Net interest income for the six months ended June 30, 2006 of $16.649 million was $1.563 million or 10.4% higher than the net interest income for the same period in 2005 of $15.086 million. The analysis above indicates that increased loan volume along with the increase in rates were the primary drivers of the increase in net interest income. Average earning assets increased $40.8 million or 6.6% during the first six months of 2006 compared to the same period in 2005. Average loans grew $36.8 million or 6.4% while investments increased $6.2 million or 18.1% over 2005.

The average earning asset yield during the first six months of 2006 of 6.65% was 76 basis points higher than the 5.89% during the same period in 2005 as floating rate loans in the portfolio responded to the Fed’s rate increases. The rate paid on average interest bearing liabilities of 2.14% in 2006 was 86 basis points higher than the 1.28% in 2005 due to the need to pay higher rates on interest bearing deposits to remain competitive and an increase in the Corporation’s short term borrowings. Average non-interest bearing demand deposits grew 2.8%, while savings, NOW and market rate accounts decreased 7.1% and time deposits increased 27.6% in the first six months of 2006 compared to the same period in 2005. The growth in time deposits includes an increase in wholesale funding previously mentioned.

Net Interest Margin

The Corporations tax equivalent net interest margin increased 6 basis points to 5.04% in the second quarter of 2006 from 4.98% in the same period last year. As rates continue to rise, the yield on earning assets has increased due to the asset sensitivity of the balance sheet. Conversely, the cost of interest bearing deposits has also increased. This is a result of the increasing rate environment and the need to remain competitive with pricing in order to be successful in deposit retention and gathering. The impact of the increasing cost of deposits resulted in a decrease in the net interest margin from 5.19% in the fourth quarter of 2005 and 5.22% in the first quarter of 2006 to 5.04% for the second quarter of 2006. The tax equivalent net interest margin and related components for the past five linked quarters are as follows:

Year	Quarter	TE Earning Asset Yield	Interest Bearing Liability Cost	TE Net Interest Spread	Effect of Non-Interest Bearing Sources	TE Net Interest Margin
2006	2nd	6.72%	2.35%	4.37%	0.67%	5.04%
2006	1st	6.58%	1.92%	4.66%	0.56%	5.22%
2005	4th	6.41%	1.73%	4.68%	0.51%	5.19%
2005	3rd	6.18%	1.57%	4.61%	0.46%	5.07%
2005	2nd	5.98%	1.37%	4.61%	0.37%	4.98%

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

The following table demonstrates the annualized result of an interest rate simulation and the expected effect that a parallel interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Corporation’s projected net interest income over the next 12 months. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines. Actual results may differ significantly from the interest rate simulation due to numerous factors including assumptions, the competitive environment, market reactions and customer behavior.

Summary of Interest Rate Simulation

	June 30, 2006
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+200 basis points	$1,631	4.77%
+100 basis points	$872	2.55%
-100 basis points	$(823)	(2.41)%
-200 basis points	$(1,754)	(5.13)%

The interest rate simulation above indicates that the Corporation’s balance sheet as of June 30, 2006 is asset sensitive meaning that an increase in interest rates should increase net interest income and a decline in interest rates will cause a decline in net interest income over the next 12 months. The asset sensitivity position has been reduced during the second quarter of 2006 when compared to December 31, 2005 with the addition of fixed rate commercial loans, residential mortgages and mortgage-backed securities to the asset mix. Additionally, the Corporation purchased a $25 million notional, prime rate based, three-year interest rate floor in April, 2006 for a total cost of $155,000 to mitigate the impact on earnings of anticipated declining rates over the next three years. The expense of this interest rate floor during the second quarter of 2006 was $53 thousand.

The following table presents the Corporation’s interest rate sensitivity position or Gap Analysis as of June 30, 2006

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$642	—	—	—	—	$642
Federal funds sold	—	—	—	—	—	—
Investment securities	2,556	8,548	23,724	10,869	—	45,697
Loans(1)	271,859	45,285	237,256	91,601	—	646,001
Allowance for loan losses	—	—	—	—	(7,779)	(7,779)
Cash and due from banks	—	—	—	—	27,529	27,529
Other assets	—	—	136	303	38,953	39,392

Total assets	$275,057	$53,833	$261,116	$102,773	$58,703	$751,482

Liabilities and shareholder’s equity:
Non-interest-bearing demand	$32,733	$18,846	$100,513	—	—	$152,092
Savings, NOW and market rate	47,026	39,780	151,866	45,786	—	284,458
Time deposits	87,190	92,626	18,006	158	—	197,980
Fed funds purchased	12,700	—	—	—	—	12,700
Borrowed funds	10,000	—	—	—	—	10,000
Other liabilities	—	—	—	—	12,597	12,597
Shareholders’ equity	2,916	8,749	46,660	23,330	—	81,655

Total liabilities and shareholders’ equity	$192,565	$160,001	$317,045	$69,274	$12,597	$751,482

Interest earning assets	$275,057	$53,833	$260,980	$102,470	$—	$692,340
Interest bearing liabilities	156,916	132,406	169,872	45,944	—	505,138

Difference between interest earning assets and interest bearing liabilities	$118,141	$(78,573)	$91,108	$56,526	$—	$187,202

Cumulative difference between interest earning assets and interest bearing liabilities	$118,141	$39,568	$130,676	$187,202	$—	$187,202

Cumulative earning assets as a % of cumulative interest bearing liabilities	175%	114%	128%	137%

(1)	Loans include portfolio loans and loans held for sale.

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

The Corporation’s allowance for loan losses is the accumulation of four components that are calculated based on various independent methodologies. All components of the allowance for loan losses are estimations. Management discusses these estimates earlier in this document under the heading of “Critical Accounting Policies, Judgments and Estimates”. The four components are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of larger classified loans

•	Historical Charge-Off Component – Applies a five year historical charge-off rate to pools of non-classified loans

•	Additional Factors Component – The loan portfolio is broken down into multiple homogenous subclassifications upon which multiple factors (such as delinquency trends, industry concentration, economic conditions, loan terms, and regulatory environment) are evaluated resulting in an allowance amount for each of the subclassifications. The sum of these amounts equals the Additional Factors Component.

•	Unallocated Component – This amount represents a reserve against all loans for factors not included in the components above.

Asset Quality and Analysis of Credit risk

Asset quality remains strong at June 30, 2006 despite an increase in non-performing assets to $1.7 million from $415 thousand at December 31, 2005. The $1.7 million of non-performing loans, which excludes other real estate owned, consist almost entirely of two first lien residential mortgage loans. Nonperforming loans as a percentage of total loans were 26 basis points at June 30, 2006 compared with 7 basis points at December 31, 2005 and 11 basis points at June 30, 2005. The allowance for loan losses as a percentage of total loans was 1.22% at June 30, 2006 compared with 1.24% at December 31, 2005 and 1.22% at June 30, 2005.

Non Performing Assets and Related Ratios

(dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Non-accrual loans	$866	$261	$678
Loans 90 days or more past due	794	129	—

Total non performing loans	1,660	390	678
Other real estate owned (“OREO”)	—	25	210

Total non performing assets	$1,660	$415	$888

Allowance for loan losses to non performing assets	468.6%	1,783.60%	816.70%
Allowance for loan losses to non performing loans	468.6%	1,897.90%	1,069.60%
Non performing loans to total loans	.26%	.07%	.11%
Allowance for loan losses to portfolio loans	1.22%	1.24%	1.22%
Non performing assets to portfolio assets	.22%	0.06%	0.13%
Period end portfolio loans	$639,632	$595,165	$585,833
Average portfolio loans (quarterly average)	$617,627	$591,294	$569,127
Allowance for loan losses	$7,779	$7,402	$7,252

Summary of Changes in the Allowance For Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2005
(dollars in thousands)	2006	2005	2006	2005
Balance, beginning of period	$7,571	$7,125	$7,402	$6,927	$6,927
Charge-offs:
Consumer	(5)	(7)	(14)	(9)	(158)
Commercial and industrial	—	—	—	—	—
Real estate	—	(65)	—	(65)	(156)

Total charge-offs	(5)	(72)	(14)	(74)	(314)
Recoveries:
Consumer	3	3	26	8	11
Commercial and industrial	1	2	2	10	12
Real estate	—	1	—	1	4

Total recoveries	4	6	28	19	27

Net (charge-offs) / recoveries	(1)	(66)	14	(55)	(287)
Provision for loan losses	209	193	363	380	762

Balance, end of period	$7,779	$7,252	$7,779	$7,252	$7,402

NON-INTEREST INCOME

Three months ended June 30, 2006 compared to June 30, 2005

Non-interest income for the second quarter of 2006 was $4.575 million, a decrease of $166 thousand or 3.5% compared with $4.741 million in the same period last year. Fees for Wealth Management services grew $81 thousand or 2.7% to $3.048 million in the second quarter of 2006 from $2.967 million in same period last year. New business development efforts, an April 2005 fee schedule increase, increased estate settlements and growth in wealth assets contributed to these results, partially offset by equity market conditions in the second quarter of 2006. Wealth Management assets under management and administration were $2.195 billion at June 30, 2006 compared to $1.901 billion at June 30, 2005. This asset growth is mainly the result of an acquisition made by a significant client in the third quarter of 2005.

Partially offsetting this higher Wealth Management services revenue were reduced fees from residential mortgage-related activities. Loan servicing and late fees were $282 thousand for the three months ended June 30, 2006, a decrease of $57 thousand or 16.8% from $339 thousand for three months ended June 30, 2005. The volume of loans sold servicing retained declined as more loans were sold servicing released to obtain a higher gain at the time of sale and a decision by Management to hold certain residential mortgage loans in portfolio to help reduce the Corporation’s asset sensitivity position. Net gain on sale of loans was $254 thousand for the second quarter, a decrease of $210 thousand or 45.3% compared to $464 thousand for the same period last year as a result of the slowdown in mortgage refinance activity compounded by very competitive pricing pressures and Management’s decision to portfolio more loans. See the supplemental residential mortgage volume statistics later in this document for additional information.

Six months ended June 30, 2006 compared to June 30, 2005

Non-interest income for the six months ended June 30, 2006 was $9.174 million, an increase of $5 thousand or 0.1% compared with $9.169 million in the same period last year. Fees for Wealth Management services grew $547 thousand or 9.7% to $6.168 million in the second quarter of 2006 from $5.621 million in same period last year. New business development efforts, an April 2005 fee schedule increase, increased estate settlements, asset growth and market performance contributed to these results.

Partially offsetting this higher Wealth Management services revenue were reduced fees from residential mortgage-related activities and lower services charges on deposit accounts. Loan servicing and late fees were $572 thousand for the first six months of 2006, a $106 thousand or 15.6% decrease from $678 thousand for the same period last year. The volume of loans sold servicing retained declined due to more loans being sold servicing released to obtain a higher gain at the time of sale, and a decision by Management to hold certain residential mortgage loans in portfolio to help reduce the Corporation’s asset sensitivity position. Net gain on sale of loans was $504 thousand for the first six months of 2006, a decrease of $418 thousand or 45.3% compared to $922 thousand for the same period last year as a result of the slowdown in mortgage refinance activity compounded by very competitive pricing pressures and Management’s decision to portfolio more loans.

NON-INTEREST EXPENSE

Three months ended June 30, 2006 compared to June 30, 2005

Non-interest expense for the second quarter of 2006 was $7.902 million, an increase of $38 thousand or 0.5% compared to $7.864 million in the same period last year. Salaries and wages were $3.834 million for the second quarter of 2006 compared to $3.758 million for the same period last year, a $76 thousand or 2.0% increase which was primarily the result of merit increases and additions to staff. Employee benefits were $1.131 million for the quarter, up $195 thousand or 20.8% compared to $936 thousand for the same period last year. The primary reasons for this increase were related to higher payroll taxes, medical expense, pension expense and post-retirement benefit expenses. Expenses related to the opening of the Exton branch in March 2005 and the rent expense for the Ardmore Branch contributed to the increase in occupancy expense. Other operating expenses include $53 thousand of expense related to the interest rate floor purchased in April 2006.

Partially offsetting these increases in non-interest expense were reductions in the amortization of mortgage servicing rights and professional fees. Amortization of mortgage servicing rights decreased $126 thousand or 60.0% to $84 thousand for the second quarter of 2006 compared to $210 thousand for the same period last year as a result of the lower volume of loans sold serviced for others and slower prepayment speeds of mortgage loans due to the increase in mortgage rates from year to year. Other operating expenses decreased $21 thousand or 1.6% to $1.253 million for the second quarter of 2006 compared to $1.274 million for the second quarter of 2005.

Six months ended June 30, 2006 compared to June 30, 2005

Non-interest expense for the first six months of 2006 was $15.747 million, an increase of $499 thousand or 3.3% compared to $15.248 million in the same period last year. Salaries and wages were $7.663 million for the first six months of 2006 compared to $7.265 million for the same period last year, a $398 thousand or 5.5% increase which was primarily the result of merit increases and additions to staff. Employee benefits were $2.449 million for the first six months of 2006, up $372 thousand or 17.9% compared to $2.077 million for the same period last year. The primary reasons for this increase were related to higher payroll taxes, medical expenses and pension expenses. Expenses related to the opening of the Exton branch in March 2005 and rent expense on the Ardmore Branch contributed to increases in occupancy and furniture, fixtures and equipment expense.

Partially offsetting these increases in non-interest expense were reductions in the amortization of mortgage servicing rights and professional fees. Amortization of mortgage servicing rights decreased $229 thousand or 57.4% to $170 thousand for the first six months of 2006 compared to $399 thousand for the same period last year as a result of the lower volume of loans sold serviced for others as well as slower prepayment speeds of mortgage loans due to the increased mortgage rate environment from year to year. Other operating expenses decreased $64 thousand or 2.8% to $2.262 million for the first six months of 2006 compared to $2.326 million for the first six months of 2005.

INCOME TAXES

Income taxes from operations for the three months ended June 30, 2006 were $1.630 million, an effective tax rate of 34.2% compared to $1.517 million, an effective tax rate of 35.2%, for the same period in 2005. The decrease in the effective tax rate is due to a higher percentage of tax-exempt income to pretax book income for the three months ended June 30, 2006, as compared to the same period in 2005.

Income taxes for the six months ended June 30, 2006 were $3.275 million compared to $2.926 million for the same period in 2005. This represents an effective tax rate for the six months ended June 30, 2006 of 34.3% and an effective tax rate of 34.4% for the same period in 2005.

BALANCE SHEET ANALYSIS

Total assets increased $24.3million or 3.3% from $727.2 million as of December 31, 2005 to $751.5 million as of June 30, 2006. This increase is related to the growth in loans outstanding, specifically in commercial mortgages, construction loans and residential mortgage loans and an increase in investment securities. Offsetting this increase was a decline in fed funds sold that increased at December 31, 2005 due to certain short term deposits. The increase in portfolio loans was $44.5 million or 7.5 % from $595.2 million as of December 31, 2005 to $639.6 million as of June 30, 2006. Average portfolio loans for the second quarter of 2006 increased $26.3 million or 4.5% to $617.6 million compared to $591.3 million in the fourth quarter of 2005.

The table below compares total portfolio loans outstanding at June 30, 2006 and December 31, 2005. Commercial and industrial loans declined $3.8 million from $170.3 million at December 31, 2005 to $166.5 million at June 30, 2006 as interest-sensitive customers used excess cash to pay down floating rate lines as interest rates increased. This decline was more than offset by an increase in commercial mortgage loans of $15.6 million or 9.6% from $162.6 million as of December 31, 2005 to $178.2 million as of June 30, 2006, an increase in construction loans of $19.6 million or 43% from $45.5 million as of December 31, 2006 to $65.1 million as of June 30, 2006 and an increase in residential mortgage loans of $9.2 million or 9.3% from $99.6 million as of December 31, 2005 to $108.8 million as of

June 30, 2006. The increase in construction loans is related to the increased usage of lines available to the borrowers and the increase in residential mortgage loans is due to Management’s decision to portfolio certain residential mortgage loans as part of the Corporation’s interest rate risk management process. The Corporation continues to focus its business development efforts on building banking relationships with privately held businesses, non-profits, high quality residential builders and owners of commercial real estate.

Total portfolio loans outstanding at June 30, 2006 and December 31, 2005 are as follows:

(dollars in thousands)	June 30, 2006	December 31, 2005

Real estate loans:
Commercial mortgage loans	$178,253	$162,621
Home equity lines and loans	112,157	107,699
Residential mortgage loans	108,820	99,602
Construction loans	65,097	45,523
Commercial and industrial loans	166,442	170,283
Consumer loans	8,863	9,437

Total portfolio loans	$639,632	$595,165

Quarterly average portfolio loans	$617,627	$591,294

Total deposits and borrowings increased $20.9 million from $636.3 million at December 31, 2005 to $657.2 million at June 30, 2006. This increase is driven by an increase in borrowed funds of $22.7 million, which is comprised of $10 million from the FHLB and $12.7 million in overnight fed funds. The increase in borrowed funds supported the 7.5% increase in portfolio loans during the first six month of 2006. The decrease in total deposits of $1.7 million or 0.3% from $636.3 million at December 31, 2005 to $634.5 million at June 30, 2006 is concentrated in savings, NOW and market rate accounts, partially offset by the increase in the time deposits categories detailed below.

Average deposits for the second quarter of 2006 increased $11.1 million or 1.8% to $611.7 million compared to $600.6 million in the fourth quarter of 2005. Due to the highly competitive nature of the financial services business, the Corporation is paying higher rates on certificates of deposit and is utilizing higher rate wholesale CD’s. The change in the mix of the Corporation’s deposits translates into higher interest expenses. It is probable that the higher rate certificates of deposits will make up a greater share of total deposits than they have historically, for the foreseeable future. It is anticipated the funding of asset growth in the future will be aided by continued expansion of the retail banking footprint, with controlled de novo expansion in the suburban Philadelphia market. Construction has started on the Corporation’s new Ardmore branch, which is anticipated to open in the fourth quarter of 2006. It is also expected that the new West Chester branch will open in the fourth quarter of 2007.

Deposits and borrowings at June 30, 2006 and December 31, 2005 are as follows:

(dollars in thousands)	June 30, 2006	December 31, 2005

Non-interest bearing demand	$152,092	$168,042
Savings, NOW and market rate accounts	284,458	312,896
Non-wholesale time deposits	162,980	150,322
Time deposits from brokers	20,000	—
Time deposits from public fund sources	15,000	5,000

Total deposits	634,530	636,260
Fed funds purchased	12,700	—
FHLB advances	10,000	—

Total borrowings	22,700	—

Total deposits and total borrowings	$657,230	$636,260

Quarterly average deposits	$611,662	$600,559
Quarterly average borrowings	16,738	1,505

Quarterly average deposits and borrowings	$628,400	$602,064

Supplemental Residential Mortgage Volume Statistics

(dollars in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Residential loans held in portfolio *	$108,820	$84,176	$108,820	$84,176

Mortgage originations	31,996	46,010	66,417	84,559

Mortgage loans sold:
Servicing retained	3,615	9,972	10,625	23,759
Servicing released	13,127	16,817	20,563	37,026

Servicing retained %	21.6%	37.2%	34.1%	39.1%
Servicing released %	78.4%	62.8%	65.9%	60.9%

Loans serviced for others *	395,091	465,780	395,091	465,780

Mortgage servicing rights (MSRS)*	2,941	2,990	2,941	2,990

Net gain on sale of loans	254	464	504	922

Loan servicing and late fees	282	339	572	678

Amortization of MSRs	$84	$210	$170	$399

*	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $81.7 million or 10.9% of total assets, as of June 30, 2006, compared to $77.5 million or 10.7% of total assets, as of December 31, 2005. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2006, and December 31, 2005:

	Ratio	Minimum Ratio to be Well Capitalized
June 30, 2006:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.51%	10%
Bank	11.54%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.43%	6%
Bank	10.45%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	11.39%	5%
Bank	10.41%	5%
December 31, 2005:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.46%	10%
Bank	11.47%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.38%	6%
Bank	10.38%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	11.25%	5%
Bank	10.26%	5%

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

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Corporation’s liquidity is maintained by managing its core deposits as the primary source, and purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB and selling securities as its secondary sources. Availability with the FHLB was approximately $230 million as of June 30, 2006. Overnight Fed Funds lines consist of lines from six banks totaling $48 million. Quarterly, ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporations Board of Directors.

The deposit gathering process has become very competitive as most financial institutions are struggling to retain and attract deposits. Additionally, the Corporation is seeing a shift from lower rate NOW and savings accounts into higher rate certificates of deposit. These factors have put upward pressure on funding costs and have led Management to tap into wholesale funding sources to support asset growth.

As of June 30, 2006, the Corporation had $22.7 million in overnight and short term borrowings. Additionally during the first six months of 2006 the corporation obtained $20 million wholesale CD’s and $15 million of public deposits for the Corporation’s liquidity needs. Additional alternative funding sources are being evaluated.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2006 were $347 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2006 amounted to $11.888 million.

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

Contractual Cash Obligations of the Corporation as of June 30, 2006:

(In thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$436,550	$436,550
Consumer certificates of deposit	197,980	179,816	17,770	236	158
Operating leases	19,883	914	1,596	1,495	15,878
Purchase obligations	1,697	990	572	135	—
Non-discretionary pension contributions	—	—	—	—	—

Total	$656,110	$618,270	$19,938	$1,866	$16,036

Section 404 of Sarbanes Oxley Act of 2002

The Corporation and its Management completed compliance procedures relating to Section 404 of the Sarbanes Oxley Act of 2002 (“SOX 404”) for the fiscal year ended December 31, 2005 as documented in the Corporation’s Form 10-K. Management continues to devote considerable effort in 2006 to assure continued compliance with all aspects of SOX 404 during 2006.

Other Information

•	Opening of New Full Service Branch Offices in Newtown Square and Exton

During the first quarter of 2004, the Bank established a new full service branch office in Newtown Square, Pennsylvania, thereby enabling the Bank to both broaden and strengthen its footprint in Delaware County, Pennsylvania. This new branch had deposits of $23.1 million as of June 30, 2006. In March of 2005, the Bank established a new full service branch in Exton, Pennsylvania. The Exton branch had deposits of $10.6 million as of June 30, 2006. The Bank anticipates measured expansion as previously stated.

•	Branches Under Construction

The Corporation will continue with the expansion of its retail banking footprint with controlled de novo expansion in the suburban Philadelphia market. Construction has started on the Corporation’s new Ardmore branch and its opening is anticipated in the fourth quarter of 2006. We also expect our new West Chester branch to open in the fourth quarter of 2007. This full service branch will also house the Corporation’s Chester County loan production center and a regional office for Wealth Management clients. Management is excited about the opportunity to expand our business into the heart of West Chester, the county seat of Chester County, the fastest growing county in Pennsylvania.

•	Effects of Inflation

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

•	Effect of Government Monetary Policies

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

•	Regulatory Matters and Pending Legislation

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Corporation’s 2005 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables present the shares repurchased by the Corporation during the second quarter of 2006 (1) (2) :

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2006 – April 30, 2006	242	$21.61	—	419,000
May 1, 2006 – May 31, 2006	25,500	$21.94	25,500	393,500
June 1, 2006 – June 30, 2006	673	$23.90	—	393,500

Total	26,415	$21.98	25,500	393,500

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	From April, 2006 to June, 2006, 915 shares were purchased by the Corporation’s Thrift Plan and deferred compensation plan through open market transactions by the Corporation’s Wealth Management Division investment personnel.

On April 28, 2006 the Corporation paid its non-management directors their annual retainer of $12,500 in the form of the Corporation’s common stock. Each of the 7 non-management directors received 566 shares for a total of 3,962 shares. The price per share was $22.07, the market value on April 27, 2006. On June 29, 2006, the Corporation issued 431 shares of the Corporation’s common stock to its new non-management director who joined the Board on June 29, 2006 in payment of his prorated annual retainer. The purchase price of the stock was $21.74, the market value of the stock on June 28, 2006. the foregoing transactions were made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a “public offering”.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

The Corporation held its Annual Meeting of Shareholders on April 25, 2006.

1. The shareholders elected David E. Lees as a Class III director to serve the remaining term of a Class III director to expire in 2009 and Francis J. Leto as a Class IV director for a four year term:

Director	For	Withheld
David E. Lees	7,476,353	88,765
Francis J. Leto	7,361,504	203,614

The following directors continued in office after the Annual Meeting: Andrea F. Gilbert, Wendell F. Holland, Frederick C. Peters II, B. Loyall Taylor, Nancy J. Vickers and Thomas A. Williams.

ITEM 5. Other Information

None

ITEM 6. Exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: August 4, 2006	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: August 4, 2006	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits

a) Exhibits

Exhibit 31.1	-Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2	-Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1	-Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q