Form 10-Q
period 2006-09-30
BRYN MAWR BANK CORP
filed 2006-11-08
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2006

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, par value $1	8,609,931

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except per share data)	2006	2005	2006	2005
Net interest income:
Interest income:
Interest and fees on loans	$11,418	$9,438	$31,961	$26,613
Interest on federal funds sold	44	64	128	125
Interest on interest bearing deposits with banks	11	44	24	65
Interest and dividends on investment securities	544	288	1,347	853

Total interest and dividend income	12,017	9,834	33,460	27,656
Interest expense:
Savings, NOW, and market rate accounts	1,029	770	2,784	1,980
Time deposits	2,303	1,013	5,250	2,614
Borrowings	295	5	552	41

Total interest expense	3,627	1,788	8,586	4,635

Net interest income	8,390	8,046	24,874	23,021
Provision for loan and lease losses	258	209	621	589

Net interest income after provision for loan and lease losses	8,132	7,837	24,253	22,432

Non-interest income:
Fees for wealth management services	3,013	2,972	9,181	8,593
Service charges on deposits	388	408	1,164	1,201
Loan servicing and late fees	271	321	843	999
Net gain on sale of loans	268	456	772	1,378
Other operating income	623	568	1,777	1,723

Total non-interest income	4,563	4,725	13,737	13,894

Non-interest expenses:
Salaries and wages	4,109	4,414	11,772	11,678
Employee benefits	887	998	3,336	3,076
Occupancy and bank premises	636	564	1,902	1,701
Furniture, fixtures, and equipment	486	488	1,444	1,446
Advertising	187	195	660	683
Amortization of mortgage servicing rights	88	115	258	513
Professional fees	285	318	791	917
Other operating expenses	1,152	1,095	3,414	3,421

Total non-interest expenses	7,830	8,187	23,577	23,435

Income before income taxes	4,865	4,375	14,413	12,891
Income taxes	1,630	1,499	4,905	4,425

Net income	$3,235	$2,876	$9,508	$8,466

Basic earnings per common share	$0.38	$0.34	$1.11	$0.99
Diluted earnings per common share	$0.37	$0.33	$1.09	$0.98
Dividends declared per share	$0.12	$0.11	$0.34	$0.31
Weighted-average basic shares outstanding	8,575,170	8,555,037	8,574,420	8,565,311
Dilutive potential common shares	109,995	107,699	110,044	99,596

Adjusted weighted-average dilutive shares	8,685,165	8,662,736	8,684,464	8,664,907

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(dollars in thousands, except per share data)	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$23,921	$33,896
Interest bearing deposits with banks	544	405
Federal funds sold	—	32,341
Investment securities available for sale, at fair value (amortized cost of $51,789 and $34,014 as of September 30, 2006 and December 31, 2005, respectively)	51,399	33,397
Loans held for sale	7,621	2,765
Portfolio loans and leases	667,105	595,165
Less: Allowance for loan and lease losses	(8,025)	(7,402)

Net portfolio loans and leases	659,080	587,763

Premises and equipment, net	15,479	14,622
Accrued interest receivable	3,857	3,265
Deferred income taxes	1,694	709
Mortgage servicing rights	2,924	2,982
Other assets	16,724	15,081

Total assets	$783,243	$727,226

Liabilities
Deposits:
Noninterest-bearing demand	145,872	168,042
Savings, NOW and market rate accounts	282,707	312,896
Time deposits	179,712	155,322
Wholesale deposits	29,963	—

Total deposits	638,254	636,260

Borrowed funds	46,300	—
Accrued interest payable	3,586	2,143
Other liabilities	10,809	11,310

Total liabilities	698,949	649,713

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,308,004 and 11,221,899 shares as of September 30, 2006 and December 31, 2005 respectively and outstanding of 8,575,253 and 8,556,255 shares as of September 30, 2006 and December 31, 2005, respectively	11,309	11,222
Paid-in capital in excess of par value	9,358	7,888
Accumulated other comprehensive income, net of taxes	(495)	(643)
Retained earnings	89,522	82,930

	109,694	101,397

Less: Common stock in treasury at cost — 2,732,751 and 2,665,644 shares as of September 30, 2006 and December 31, 2005 respectively	(25,400)	(23,884)

Total shareholders’ equity	84,294	77,513

Total liabilities and shareholders’ equity	$783,243	$727,226

Book value per share	$9.83	$9.06

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(dollars in thousands)	Nine Months Ended September 30
	2006	2005
Operating activities:
Net income	$9,508	$8,466
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan and lease losses	621	589
Provision for depreciation and amortization	1,096	1,147
Loans originated for resale	(52,563)	(102,297)
Proceeds from loans sold	48,479	103,574
Gain on sale of loans	(772)	(1,378)
Provision for deferred income taxes (benefit)	(1,065)	(843)
Change in tax receivable	—	(354)
Change in accrued interest receivable	(592)	(326)
Change in accrued interest payable	1,443	(789)
Change in mortgage servicing rights, net	58	180
Other	(690)	4,267

Net cash provided by operating activities	5,523	12,236

Investing activities:
Purchases of investment securities available for sale	(24,858)	(5,499)
Proceeds from maturity of investment securities	5,627	5,238
Proceeds from sale of investment securities available for sale	—	377
Net portfolio loan and lease (originations) repayments	(71,938)	(26,891)
Purchases of premises and equipment	(1,878)	(1,548)
Change in OREO	25	(20)

Net cash used by investing activities	(93,022)	(28,343)

Financing activities:
Net decrease in demand and savings deposits	(52,358)	(23,100)
Net increase in time deposits	54,353	26,792
Dividends paid	(2,916)	(2,658)
Purchases of treasury stock	(1,559)	(1,780)
Change in borrowed funds	46,300	—
Proceeds from exercise of stock options	1,502	662

Net cash provided by financing activities	45,322	(84)

Decrease in cash and cash equivalents	(42,177)	(16,191)
Cash and cash equivalents at beginning of period	66,642	55,242

Cash and cash equivalents at end of period	$24,465	$39,051

Supplemental cash flow information:
Income taxes paid	$5,412	$3,171
Interest paid	$7,143	$5,424

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2006	2005	2006	2005
Net income	$3,235	$2,876	$9,508	$8,466
Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale securities	699	(243)	227	(299)
Deferred income tax (expense) benefit on unrealized holding gain (loss) on available for sale securities	(245)	85	(79)	105

Total comprehensive income	$3,689	$2,718	$9,656	$8,272

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

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

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

(dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Numerator:
Net income available to common shareholders	$3,235	$2,876	$9,508	$8,466

Denominator for basic earnings per share – weighted average shares outstanding	8,575,170	8,555,037	8,574,420	8,565,311
Effect of dilutive potential common shares	109,995	107,699	110,044	99,596

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	8,685,165	8,662,736	8,684,464	8,664,907

Basic earnings per share	$0.38	$0.34	$1.11	$0.99
Diluted earnings per share	$0.37	$0.33	$1.09	$0.98

Antidulitive shares excluded from computation of average dilutive earnings per share	2,250	3,250	3,250	3,250

3. Allowance for Loan and Lease Losses:

The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans are charged against the allowance for loan and lease losses when Management believes that the principal is uncollectible. The allowance for loan and lease losses is maintained at a level that Management believes is sufficient to absorb estimated probable credit losses. Note 1, – Summary of Significant Accounting Policies – Allowance for Loan and lease losses, included in the Corporation’s 2005 Annual Report on Form 10-K contains additional information about Management’s determination of the adequacy of the allowance for loan and lease losses.

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

The Corporation recorded stock-based compensation expense for the three and the nine month periods ended September 30, 2006 as follows:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
(dollars in thousands, except per share data)	Using Previous Accounting	SFAS 123R Effects	As Reported	Using Previous Accounting	SFAS 123R Effects	As Reported
Income before taxes	$4,867	$(2)	$4,865	$14,470	$(57)	$14,413
Income taxes	1,631	1	1,630	4,925	20	4,905

Net income	$3,236	$(1)	$3,235	$9,545	$(37)	$9,508

Basic earnings per share	$.38	—	$.38	$1.11	—	$1.11
Diluted earnings per share	$.37	—	$.37	$1.10	(.01)	$1.09

The proforma net income that would have resulted if the Corporation applied the fair value method of accounting for stock based compensation under SFAS No. 123 for the three and nine month periods ended September 30, 2005 is as follows:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
(dollars in thousands, except per share data)	As Reported	Pro Forma Adjustment	Pro Forma If Under SFAS 123	As Reported	Pro Forma Adjustment	Pro Forma If Under SFAS 123
Income before taxes	$4,375	$(50)	$4,325	$12,891	$(1,374)	$11,517
Income taxes	1,499	17	1,482	4,425	474	3,951

Net income	$2,876	$(33)	$2,843	$8,466	$(900)	$7,566

Basic earnings per share	$.34	(.01)	$.33	$.99	$(.11)	$.88
Diluted earnings per share	$.33	—	$.33	$.98	$(.10)	$.87

The Corporation’s Stock Option Plan (“SOP”) permits the issuance of options to key employees and Directors to purchase shares of the Corporation’s common stock. A total of 431,143 shares were authorized in 2004 by the Board of Directors. As of September 30, 2006 there are 17,439 shares available for future grant. The option price is set at the closing price for the stock on the day preceding issuance of grants as determined by the Corporation’s Board of Directors. Options granted may either be “incentive stock options” within the meaning of the Internal Revenue Service Code, or non-qualified options. The stock options are exercisable over a period determined by the Board of Directors; however, the option period will not be longer than ten years from the date of the grant. The vesting period of option grants issued is also determined by the Corporation’s Board of Directors.

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

The following table provides information about options outstanding for the three months ended September 30, 2006:

	Three Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding June 30, 2006	856,683	$17.70	$3.81
Granted	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Exercised	4,855	$18.26	$4.00

Options outstanding September 30, 2006	851,828	$17.69	$3.80

The following table provides information about options outstanding for the nine months ended September 30, 2006:

	Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2005	934,308	$17.44	$3.74
Granted	3,625	$21.83	$5.90
Forfeited	—	—	—
Expired	—	—	—
Exercised	86,105	$15.15	$3.17

Options outstanding September 30, 2006	851,828	$17.69	$3.80

The following table provides information about unvested options for the three months ended September 30, 2006:

	Three Months Ended September 30, 2006
	Shares	Weighted Average Grant Date Fair Value
Unvested options June 30, 2006	3,625	$5.90
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested options September 30, 2006	3,625	$5.90

The following table provides information about unvested options for the nine months ended September 30, 2006:

	Nine Months Ended September 30, 2006
	Shares	Weighted Average Grant Date Fair Value
Unvested options December 31, 2005	33,334	$3.98
Granted	3,625	$5.90
Vested	(33,334)	$3.98
Forfeited	—	—

Unvested options September 30, 2006	3,625	$5.90

The total compensation cost on unvested stock options is estimated to be $19 thousand and to be recognized over the remaining 33 month vesting period.

Proceeds, related tax benefits realized from options exercised, and intrinsic value of options exercised during the nine month periods ended September 30, 2006 and 2005 were as follows:

(Dollars in thousands)	2006	2005
Proceeds from strike price of value of options exercised	$1,305	$539
Related tax benefit recognized	197	123

Proceeds of options exercised	$1,502	$662

The intrinsic value of the options exercised during the nine months ended September 30, 2006 and 2005 was $564,000 and $350,000, respectively.

The following table provides information about options outstanding and exercisable options at September 30, 2006:

	Outstanding	Exercisable
Number	851,828	848,203
Weighted average exercise price	$17.69	$17.67
Aggregate intrinsic value (dollars in thousands)	$3,756	$3,755
Weighted average remaining contractual life (in years)	6.6	6.6

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at September 30, 2006 were as follows:

	Outstanding			Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 8.45 – $10.75	51,200	2.9	$10.07	51,200	$10.07
$12.25 – $15.15	170,200	3.3	13.33	170,200	13.33
$16.25 – $18.91	350,700	7.3	18.35	350,700	18.35
$19.11 – $22.68	279,728	8.4	20.92	276,103	20.90

	851,828	6.6	$17.69	848,203	$17.67

There were no options granted during the three months ended September 30, 2006. For the three months ended September 30, 2005, the fair value was determined at the date of the grants using a Black-Scholes option-pricing model and the following assumptions:

2005
Grant dated 7/1/05
Expected average risk free interest rate	3.90%
Expected average life (in years)	6
Expected volatility	20.41%
Expected dividend yield	2.12%

5. Pension and Other Post-Retirement Benefit Plans:

The Corporation sponsors two pension plans, the qualified defined benefit pension plan (“QDBP”) and the non-qualified defined benefit pension plan (“SERP”), and a post-retirement benefit plan (“PRBP”).

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	Pension Benefits		Post Retirement Benefits		Pension Benefits		Post Retirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$247	$292	$3	3	$893	$876	$9	$9
Interest cost	400	413	10	35	1,268	1,238	81	107
Expected return on plan assets	(553)	(538)	—	—	(1,667)	(1,615)	—	—
Amortization of transition obligation	—	—	7	7	—	—	19	20
Amortization of prior service costs	33	32	(35)	(34)	97	97	(103)	(103)
Amortization of net (gain) loss	84	94	(7)	51	366	280	95	152

Net periodic benefit cost	$211	$293	$(22)	$62	$957	$876	$101	$185

As stated in the Corporation’s 2005 Annual Report, the Corporation does not have any minimum funding requirement for its QDBP for 2006. Additionally, the Corporation is expected to contribute approximately $131 thousand to the SERP plan for 2006. As of September 30, 2006 no contributions have been made to either of the pension plans for 2006. Changes were made to the PRBP in 2005 limiting future increases in plan costs to 120% of the then current benefit.

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

Segment information for the three and nine months ended September 30, 2006 and 2005 is as follows:

(Dollars in thousands)	Three Months Ended September 30, 2006
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,388	—	—	$2	$8,390
Less: Provision for loan and lease losses	252	—	—	6	258

Net interest income after provision for loan and lease losses	8,136	—	—	(4)	8,132

Other income:
Fees for wealth management services	—	3,013	—	—	3,013
Other income	837	—	609	104	1,550

Total other income	837	3,103	609	104	4,563
Other expenses:
Salaries and benefits	3,435	1,263	207	92	4,996
Occupancy	964	145	40	(27)	1,122
Amortization of mortgage servicing rights	—	—	88	—	88
Other operating expense	1,304	254	65	—	1,624

Total other expense	5,703	1,662	400	65	7,830

Segment profit (loss) before income taxes	3,270	1,351	209	35	4,865
Intersegment pretax revenues (expenses)*	122	45	—	(167)	—

Segment pretax profit (loss) after eliminations	$3,392	$1,396	$209	$(132)	$4,865

% of segment pretax profit (loss)	69.7%	28.7%	4.3%	(2.7)%	100%

(Dollars in thousands)	Three Months Ended September 30, 2005
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,028	—	—	$19	$8,047
Less: Provision for loan and lease losses	209	—	—		209

Net interest income after provision for loan and lease losses	$7,819	—	—	19	$7,838

Other income:
Fees for wealth management services	—	2,972	—	—	2,972
Other income	809	1	849	93	1,752

Total other income	809	2,973	849	93	4,724
Other expenses:
Salaries and benefits	3,873	1,233	237	69	5,412
Occupancy	861	160	62	(31)	1,052
Amortization of mortgage servicing rights	—	—	115	—	115
Other operating expense	1,156	276	110	66	1,608

Total other expense	5,890	1,669	524	104	8,187

Segment profit (loss) before income taxes	2,738	1,304	325	8	4,375
Intersegment pretax revenues (expenses)*	22	45	—	(67)	—

Segment pretax profit (loss) after eliminations	$2,760	$1,349	$325	$(59)	$4,375

% of segment pretax profit (loss)	63.1%	30.8%	7.4%	(1.3)%	100%

	Nine Months Ended September 30, 2006
(Dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$24,860	—	—	$14	$24,874
Less: Provision for loan and lease losses	615	—	—	6	621

Net interest income after provision for loan and lease losses	24,245	—	—	8	24,253
Other income:
Fees for wealth management services	—	9,181	—	—	9,181
Other income	2,539	—	1,774	243	4,556

Total other income	2,539	9,181	1,774	243	13,737
Other expenses:
Salaries and benefits	10,483	3,782	575	269	15,108
Occupancy	2,851	453	130	(88)	3,346
Amortization of mortgage servicing rights	—	—	258	—	258
Other operating expense	4,055	767	206	(164)	4,865

Total other expense	17,389	5,002	1,169	17	23,577

Segment profit (loss) before income taxes	9,395	4,179	605	234	14,413
Intersegment pretax revenues (expenses) *	484	135	—	(619)	—

Segment pretax profit (loss) after eliminations $	$9,879	$4,314	$605	$(385)	$14,413

% of segment pretax profit (loss)	68.5%	29.9%	4.2%	(2.6)%	100%

	Nine Months Ended September 30, 2005
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$22,961	—	—	$60	$23,021
Less: Provision for loan and lease losses	589	—	—	—	589

Net interest income after provision for loan and lease losses	22,372	—	—	60	22,432
Other income:
Fees for wealth management services	—	8,593	—	—	8,593
Other income	2,451	4	2,613	233	5,301

Total other income	2,451	8,597	2,613	233	13,894
Other expenses:
Salaries and benefits	10,271	3,583	702	198	14,754
Occupancy	2,587	475	178	(93)	3,147
Amortization of mortgage servicing rights	—	—	513	—	513
Other operating expense	3,591	804	389	237	5,021

Total other expense	16,449	4,862	1,782	342	23,435

Segment profit (loss) before income taxes	8,374	3,735	831	(49)	12,891
Intersegment pretax revenues (expenses) *	136	135	—	(271)	—

Segment pretax profit (loss) after eliminations	$8,510	$3,870	$831	$(320)	$12,891

% of segment pretax profit (loss)	66.0%	30.0%	6.4%	(2.4)%	100.0%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

7. Mortgage Servicing Rights:

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the nine months ended September 30, 2006 and 2005:

(dollars in thousands)	2006	2005
Balance, January 1	$2,982	$3,172
Additions	200	333
Amortization	(248)	(501)
Impairment	(10)	(12)
Sales	—	—

Balance, September 30	$2,924	$2,992

Fair Value	$4,424	$4,484

There was $10,000 of temporary impairment of MSRs for the nine months ended September 30, 2006. For the nine months ended September 30, 2005 there was $12,000 of temporary impairment concentrated in higher rate mortgages. This impairment was reversed in the fourth quarter of 2005.

At September 30, 2006, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2006
Fair value amount of MSRs	$4,424
Weighted average life (in years)	6.6
Prepayment speeds (constant prepayment rate)*:	11.8
Impact on fair value:
10% adverse change	(186)
20% adverse change	(366)
Discount rate:
Impact on fair value:
10% adverse change	(125)
20% adverse change	(250)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

8. Impaired Loans:

The following summarizes the Corporation’s impaired loans as of the applicable dates as follows:

(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Period end balance	$794	$261	$273
Average period to date balance	810	825	1,002
Loans with specific loss allowances	—	—	—
Charge offs and recoveries	—	—	—
Provision for impaired loans	—	—	—
Year to date income recognized	$6	$22	$20

9. Capital:

The Corporation declared and paid a regular dividend of $0.12 per share or $1.029 million, during the third quarter of 2006.

During the first nine months of 2006 the Corporation repurchased 71,500 shares of its common stock for $1.559 million at an average purchase price of $21.80.

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

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Among other things, this Statement permits fair value remeasurement for certain hybrid financial instruments and requires that entities evaluate whether beneficial interests contain embedded derivatives or are derivatives in their entirety.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation did not early adopt SFAS 155. The Corporation has not yet determined whether this Statement will have a material impact on its consolidated financial statements upon adoption.

SFAS 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract:

1) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;

2) permits an entity to choose different methods to subsequently measure each class of separately recognized servicing assets and servicing liabilities;

3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value;

4) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards.

SFAS No. 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not adopted SFAS No. 157 and has not yet determined whether this statement will have a material impact on its consolidated financial statements upon adoption.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans.” SFAS No. 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans – as of December 31, 2006 for calendar year public companies.

SFAS No. 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. But the new measurement date requirement will not be effective until fiscal years ending after December 15, 2008. The Company has not adopted SFAS No. 158 and has not yet determined whether this statement will have a material impact on its consolidated financial statements upon adoption.

SAB No. 108

In September, 2006, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Qualifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). The interpretations in SAB No. 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff suggests that registrants electing not to restate prior periods should reflect the effects of applying the guidance in this interpretation in the annual financial statements covering the first fiscal year ending after November 15, 2006. The Corporation did not early adopt SAB No. 108. The Corporation has not yet determined whether this interpretation will have a material impact on its consolidated financial statements upon adoption.

ITEM 2 Management’s Discussion and Analysis of Results of Operation and Financial Condition

Special Cautionary Notice Regarding Forward Looking Statements Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statement due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	any extraordinary event (such as the September 11, 2001 events, the war on terrorism and the U.S. Government’s response to those events including the war in Iraq);

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan and lease losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated;

•	technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

Brief History of the Bank and Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, commercial and consumer lending, equipment leasing, residential mortgage lending, insurance and business banking services to its customers through eight full service branches and seven retirement community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ Global Market under the symbol BMTC.

The goal of the Corporation is to become a preeminent community bank and wealth management organization.

The Corporation competes in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Commission (“SEC”), NASDAQ, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

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

The allowance for loan and lease losses involves a higher degree of judgment and complexity than other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by Management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions, international events, and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

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

Executive Overview

The Corporation reported third quarter 2006 diluted earnings per share of $0.37, an increase of $.04 or 12.1% compared to $0.33 in the same period last year. Net income for the third quarter of 2006 was $3.235 million, an increase of 12.5% or $359 thousand, compared to $2.876 million in last year’s third quarter. This performance was led by healthy loan growth during the first nine months of the year as portfolio loans increased $71.9 million or 12.1% since the end of 2005. At the same time, the Corporation, like most financial institutions, is continuing to experience rising funding costs and intense competition for new deposit customers. This will most likely continue to compress the net interest margin.

The major factors contributing to the increase in earnings for the third quarter of 2006 compared to the same period last year were a 4.5% increase in tax equivalent (“TE”) net interest income and reduced incentive compensation expenses, partially offset by increased occupancy costs and reduced mortgage-related revenues. Net interest income on a tax equivalent basis for the third quarter of 2006 increased $367 thousand or 4.5% to $8.5 million when compared to the same quarter last year due to increased loan volume, partially offset by increased funding costs. The tax equivalent net interest margin for the third quarter of 2006 declined to 4.78% from 5.07% in the same period last year.

Non-interest income for the third quarter of 2006 decreased $161 thousand or 3.4% compared to the same period in 2005. This was due to a continued decline in residential mortgage related revenues partially offset by an increase in fees for Wealth Management Services. In an effort to grow the investment management component of Wealth Management Services revenue, the Corporation is moving towards an open architecture wealth management platform, which provides alternative investment options to our customers. Implementation of this new initiative is expected to begin in the second quarter of 2007.

Non-interest expense of $7.830 million for the third quarter of 2006 decreased $357 thousand or 4.4% when compared to the same period last year as a result of lower incentive compensation and reductions in pension costs, partially offset by increased occupancy and consulting and legal costs related to the startup of a leasing company (discussed below).

Net income for the nine months ended September 30, 2006 was $9.508 million, an increase of $1.0 million or 12.3%, compared to $8.466 million in the same period in 2005. Diluted earnings per share for the nine months ended September 30, 2006, was $1.09, an increase of $0.11 or 11.2%, compared with $0.98 in 2005. ROE and ROA for the nine month period ended September 30, 2006 were 15.84% and 1.75%, respectively, compared to ROE of 15.58% and ROA of 1.66% for the same period last year. The major factors contributing to the increase in earnings for the nine month period ending September 30, 2006 compared to the same period last year were an 8.3% increase in tax equivalent net interest income and a 6.8% increase in wealth management revenues, partially offset by lower residential mortgage-related revenues. On a year to date basis, tax equivalent net interest income increased $1.9 million or 8.3% to $25.1 million when compared to last year. The tax equivalent net interest margin for the nine months ended September 30, 2006 was 4.99% compared to 4.98 % in 2005.

Non-interest income for the nine months ended September 30, 2006, decreased $157 thousand or 1.1% when compared to the same period last year. Fees for wealth management services revenues increased $588 thousand or 6.8% to $9.2 million from $8.6 million while other non-interest income categories in the aggregate declined $745 thousand, primarily due to lower residential mortgage related revenue.

Non-interest expense for the nine months ended September 30, 2006 increased $142 thousand or 0.6%, to $23.6 million from $23.4 million in the same period last year, primarily due to increased occupancy costs related to the rent expense on the new Ardmore Branch, employee benefit costs and leasing company startup costs, partially offset by reductions in mortgage servicing right amortization and lower professional fees.

Portfolio loans increased $71.9 million or 12.1% to $667.1 million at September 30, 2006 from $595.2 million at December 31, 2005, reflecting a significant increase in commercial mortgage and construction loan closings in the second and third quarter of 2006. Portfolio loans also increased from Management’s decision to portfolio certain residential mortgage loans for asset liability management purposes. Asset quality remains strong by all industry standards. To maintain this growth, the Corporation recently opened a business loan production office in downtown West Chester, Pennsylvania, and started a small ticket equipment leasing company in September 2006.

Funding has been provided from wholesale sources including wholesale certificates of deposit, Federal Home Loan Bank advances and overnight Fed funds as core deposit growth has been difficult. The Corporation has sufficient funding sources to fund planned loan growth. In addition to the wholesale funding, the Corporation has seen a shift in the mix of its core deposits as lower cost interest bearing checking, money market accounts and savings accounts move into higher yielding certificates of deposit. The shift in core deposit mix is a national trend as many financial institutions are having similar experiences. The utilization of market rate wholesale funding, the shift in deposit mix and the increase in interest rates resulted in overall funding costs rising faster than the yield on interest earning assets.

The Corporation continues with its expansion of its retail banking footprint with controlled de novo expansion in the suburban Philadelphia market. Construction is well underway on the new Ardmore branch and its opening is anticipated in the first quarter of 2007. The new West Chester branch, which is expected to open in early 2008, will house a regional office for Wealth Management clients. Management is excited about the opportunity to expand our business into the heart of West Chester, the county seat of Chester County, one of the fastest growing counties in Pennsylvania.

These new initiatives (branching, loan production office, leasing company and wealth management) will increase costs in the near term, but are expected to grow revenues over the long term. As part of the opening of the new Ardmore location, the Corporation entered into an agreement to sell the Wynnewood real estate to a third party for $1.850 million. The book value of this property is approximately $450 thousand. Settlement is expected to occur on or before January 31, 2007.

Key Performance Ratios

Key financial performance ratios for the three months and nine months ended September 30, 2006 and 2005 are shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Return on Average Equity ROE)	15.58%	15.35%	15.84%	15.58%
Return on Average Assets (ROA)	1.69%	1.65%	1.75%	1.66%
Efficiency Ratio	60.45%	64.1%	61.06%	63.5%
Net Interest Margin on a Tax Equivalent Basis*	4.78%	5.07%	4.99%	4.98%
Diluted Earnings Per common share	$0.37	$0.33	$1.09	$0.98
Dividend Per Share	$0.12	$0.11	$0.34	$0.31

*	“Tax equivalent basis” is a common financial industry method to present the yield of tax free loans and investments (which are generally at lower rates than taxable loans and investments with similar characteristics) on a comparable basis with taxable instruments. A tax rate of 35% and an estimated interest expense disallowance (equal to 20% of the interest expense used to fund the asset) has been used to calculate the tax equivalent yield.

	September 30. 2006	December 31 2005	September 30, 2005
Book Value Per Share	$9.83	$9.06	$8.86
Allowance for Loan and Lease Losses as a Percentage of Loans	1.20%	1.24%	1.25%

	September 30. 2006	December 31 2005	September 30, 2005
	(dollars in billions)
Wealth Management Assets Under Management and Administration	$2.243	$2.248	$2.205

Components of Net Income

Net income is affected by five major elements: Net Interest Income, or the difference between interest income earned on loans and investments and interest expense paid on deposit and borrowed funds; the Provision for Loan and Lease Losses, or the amount added to the allowance for loan and lease losses to provide reserves for inherent losses on loans; Non-Interest Income which is made up primarily of certain fees, trust income, residential mortgage activities and gains and losses from the sale of securities; Non-Interest Expenses, which consist primarily of salaries, employee benefits and other operating expenses; and Income Taxes. Each of these major elements is reviewed in more detail in the following discussion.

NET INTEREST INCOME

The rate volume analysis in the table below analyzes changes in the tax equivalent net interest income for the quarter ended September 30, 2006 compared to September 30, 2005 and for the nine months period ended September 30, 2006 compared to September 30, 2005 by its rate and volume components.

Rate /Volume Analysis (Tax Equivalent Basis)

(in thousands) Increase/(Decrease)	Three Months Ended September 30, 2006 Compared to 2005
	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$(36)	$3	$(33)
Federal funds sold	(35)	16	(19)
Investment securities available for sale	123	130	253
Loans	1,005	1,000	2,005

Total interest income	1,057	1,149	2,206

Interest expense:
Savings, NOW and market rate accounts	(80)	339	259
Time deposits	562	729	1,291
Short term borrowings	202	87	289

Total interest expense	684	1,155	1,839

Interest differential	$373	$(6)	$367

(in thousands) Increase/(Decrease)	Nine Months Ended September 30, 2006 Compared to 2005
	Volume	Rate	Total
Interest-bearing deposits with banks	$(50)	$9	$(41)
Federal funds sold	(44)	47	3
Investment securities available for sale	204	306	510
Loans	2,120	3,290	5,410

Total interest income	2,230	3,652	5,882

Interest expense:
Savings, NOW and market rate accounts	(163)	967	804
Time deposits	976	1,660	2,636
Short term borrowings	283	228	511

Total interest expense	1,096	2,855	3,951

Interest differential	$1,134	$797	$1,931

The tables below present the major asset and liability categories on an average daily basis for the periods presented, along with tax equivalent interest income and expense and tax equivalent key rates and yields.

Average Balance and Tax Equivalent Income and Expense and Tax Equivalent Yields

	For the Three Months ended September 30,
	2006			2005
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$807	$11	5.41%	$4,730	$44	3.69%
Federal funds sold	3,345	45	5.34%	7,420	64	3.42%
Investment securities available for sale	49,103	561	4.53%	34,520	308	3.54%

Loans (1) (2)	651,194	11,494	7.00%	588,726	9,489	6.39%

Total interest earning assets	704,449	12,111	6.82%	635,396	9,905	6.18%
Cash and due from banks	25,373			27,413
Allowance for loan and lease losses	(7,904)			(7,359)
Other assets	37,267			34,993

Total assets	$759,185			$690,443

Liabilities:
Savings, NOW and market rate accounts	$284,954	$1,029	1.43%	$318,223	$770	0.96%
Wholesale deposits	19,956	278	5.53%	—	—	—
Time deposits	187,083	2,026	4.30%	133,052	1,013	3.02%

Total interest-bearing deposits	491,993	3,333	2.69%	451,274	1,783	1.57%
Short term borrowings	21,380	294	5.46%	516	5	3.84%

Total interest-bearing liabilities	513,373	3,627	2.80%	451,790	1,788	1.57%
Noninterest-bearing demand deposits	149,465			152,048
Other liabilities	13,966			12,303

Total noninterest-bearing liabilities	163,431			164,351

Total liabilities	676,804			616,142
Shareholders’ equity	82,381			74,301

Total liabilities and shareholders’ equity	$759,185			$690,443

Net interest spread			4.02%			4.61%
Effect of noninterest-bearing sources			.76%			0.46%

Net interest income/ margin on earning assets		$8,484	4.78%		$8,117	5.07%

Tax equivalent adjustment		$94.05%			$70.05%

Tax equivalent net interest income for the three months ended September 30, 2006 of $8.5 million was $367 thousand or 4.5% higher than the net interest income for the same period in 2005 of $8.1 million. The analysis above indicates that increased loan volume and an increase in rates were the primary drivers of the increase in net interest income. Average earning assets increased $69 million or 10.9% in the third quarter of 2006 compared to the same period in 2005. Average loans grew $62.5 million or 10.6% while investments increased to $14.6 million or 42.3% from the third quarter of 2005.

Tax equivalent average earning asset yield during the third quarter of 2006 of 6.82% was 64 basis points higher than the 6.18% for the same period in 2005. The floating rate loans in portfolio increased as the Fed increased rates and new fixed rate loans were priced in accordance with the current rate environment. The rate paid on average interest bearing liabilities of 2.80% was 123 basis points higher than the 1.57% rate paid during the same period in 2005. This increase is due to an increase in higher rate wholesale and borrowed funds, the need to pay higher rates on interest bearing deposits to remain competitive and the shift of customer balances from low rate accounts into higher rate accounts during the first nine months of 2006.

Average Balance and Tax Equivalent Income and Expense and Tax Equivalent Yields

	For the Nine Months ended September 30,
	2006			2005
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$646	$24	4.97%	$2,809	$65	3.09%
Federal funds sold	3,647	128	4.69%	5,663	125	2.95%
Investment securities available for sale	44,739	1,402	4.19%	35,852	892	3.33%
Loans (1) (2)	623,796	32,165	6.89%	578,324	26,755	6.19%

Total interest earning assets	672,828	33,719	6.70%	622,648	27,837	5.98%
Cash and due from banks	24,794			31,322
Allowance for loan and lease losses	(7,706)			(7,224)
Other assets	35,511			33,241

Total assets	$725,427			$679,987

Liabilities:
Savings, NOW and market rate accounts	$294,842	$2,784	1.26%	$321,260	$1,980	0.82%
Wholesale deposits	7,200	298	5.53%	—	—	—
Time deposits	166,643	4,952	3.97%	126,459	2,614	2.76%

Total interest-bearing deposits	468,685	8,034	2.29%	447,719	4,594	1.37%
Short term borrowings	13,953	552	5.29%	1,766	41	3.10%

Total interest-bearing liabilities	482,638	8,586	2.38%	449,485	4,635	1.38%
Noninterest-bearing demand deposits	149,106			147,235
Other liabilities	13,608			10,639

Total noninterest-bearing liabilities	162,714			157,874

Total liabilities	645,352			607,359
Shareholders’ equity	80,075			72,628

Total liabilities and shareholders’ equity	$725,427			$679,987

Net interest spread			4.32%			4.60%
Effect of noninterest-bearing sources			.67%			0.38%

Net interest income/ margin on earning assets		$25,133	4.99%		$23,202	4.98%

Tax equivalent adjustment		$259.05%			$181.04%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and loans held for sale.

Tax equivalent net interest income for the nine months ended September 30, 2006 of $25.1 million was $1.9 million or 8.3% higher than the net interest income for the same period in 2005 of $23.2 million. The analysis above indicates that increased loan volume along with the increase in rates were the primary drivers of the increase in net interest income. Average earning assets increased $50.2 million or 8.1% during the first nine months of 2006 compared to the same period in 2005. Average loans grew $45.5 million or 7.9% while investments increased $8.9 million or 24.8% over 2005.

The average earning asset yield during the first nine months of 2006 of 6.70% was 72 basis points higher than the 5.98% during the same period in 2005 as floating rate loans in the portfolio responded to the Fed’s rate increases. The rate paid on average interest bearing liabilities of 2.38% in 2006 was 100 basis points higher than the 1.38% in 2005 due to the need to pay higher rates on interest bearing deposits to remain competitive and an increase in the Corporation’s wholesale deposits and short term borrowings. Average non-interest bearing demand deposits grew 1.3%, while savings, NOW and market rate accounts decreased 8.2% in the first nine months of 2006 compared to the same period in 2005.

Net Interest Margin

The Corporation’s tax equivalent net interest margin decreased 29 basis points to 4.78% in the third quarter of 2006 from 5.07% in the same period last year. The yield on earning assets increased due to the continued growth in loans and the asset sensitivity of the balance sheet. However, the cost of interest bearing deposits also increased. This is a result of the increasing rate environment and the need to remain competitive with pricing in order to be successful in deposit retention and gathering. The decline in the TE net interest margin is expected to continue through the fourth quarter of 2006. The TE net interest margin and related components for the past five linked quarters are as follows:

Year	Quarter	TE Earning Asset Yield	Interest Bearing Liability Cost	TE Net Interest Spread	Effect of Non-Interest Bearing Sources	TE Net Interest Margin
2006	3rd	6.82%	2.80%	4.02%	0.76%	4.78%
2006	2nd	6.72%	2.35%	4.37%	0.67%	5.04%
2006	1st	6.58%	1.92%	4.66%	0.56%	5.22%
2005	4th	6.41%	1.73%	4.68%	0.51%	5.19%
2005	3rd	6.18%	1.57%	4.61%	0.46%	5.07%

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

The following table demonstrates the annualized result of an interest rate simulation and the expected effect that a parallel interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Corporation’s projected net interest income over the next 12 months. This simulation assumes that there is no growth in the balance sheet over the next twelve months. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines. Actual results may differ significantly from the interest rate simulation due to numerous factors including assumptions, the competitive environment, market reactions and customer behavior.

Summary of Interest Rate Simulation

	September 30, 2006
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
	Dollars	Percent
+200 basis points	$1,353	3.86%
+100 basis points	$729	2.08%
-100 basis points	$(728)	(2.08)%
-200 basis points	$(1,623)	(4.63)%

The interest rate simulation above indicates that the Corporation’s balance sheet as of September 30, 2006 is asset sensitive meaning that an increase in interest rates should increase net interest income and a decline in interest rates will cause a decline in net interest income over the next 12 months. The asset sensitivity position has been reduced during the third quarter of 2006 when compared to December 31, 2005 with the addition of fixed rate commercial loans, residential mortgages and mortgage-backed securities to the asset mix. Additionally, the Corporation purchased a $25 million notional, prime rate based, three-year interest rate floor in April, 2006 for a total cost of $155,000 to mitigate the impact on earnings of anticipated declining rates over the next three years. The expense (income) related to the interest rate floor was $53 thousand and ($76) thousand during the second and third quarters of 2006, respectively with a year to date impact of ($23) thousand.

The following table presents the Corporation’s interest rate sensitivity position or Gap Analysis as of September 30, 2006

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$544	—	—	—	—	$544
Federal funds sold	—	—	—	—	—
Investment securities	11,184	10,485	21,121	8,609	—	51,399
Loans(1)	283,115	51,097	240,355	100,159	—	674,726
Allowance for loan and lease losses	—	—	—	—	(8,025)	(8,025)
Cash and due from banks	—	—	—	—	23,921	23,921
Other assets	—	—	136	295	40,247	40,678

Total assets	$294,843	$61,582	$261,612	$109,157	$56,143	$783,243

Liabilities and shareholder’s equity:
Non-interest-bearing demand	31,509	18,057	96,306	—	—	145,872
Savings, NOW and market rate	47,323	40,303	151,277	43,804	—	282,707
Time deposits	69,869	120,985	18,668	153	—	209,675
Borrowed funds	46,300	—	—	—	—	46,300
Other liabilities	—	—	—	—	14,395	14,395
Shareholders’ equity	3,010	9,032	48,168	24,084		84,294

Total liabilities and shareholders’ equity	$198,011	$188,377	$314,419	$68,041	$14,395	$783,243

Interest earning assets	$294,843	$61,582	$261,476	$108,768	—	$726,669
Interest bearing liabilities	163,492	161,288	169,945	43,957	—	538,682

Difference between interest earning assets and interest bearing liabilities	$131,351	$(99,706)	$91,531	$64,811	—	$187,987

Cumulative difference between interest earning assets and interest bearing liabilities	$131,351	$31,645	$123,176	$187,987	—	$187,987

Cumulative earning assets as a % of cumulative interest bearing liabilities	180%	110%	125%	135%

(1)	Loans include portfolio loans and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term if interest rates rise. The converse is also true.

PROVISION FOR LOAN AND LEASE LOSSES

General Discussion of the Allowance for Loan and Lease Losses

The Corporation uses the allowance method of accounting for credit losses. The balance in the allowance for loan and lease losses is determined based on Management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including Management’s assumptions as to future delinquencies, recoveries and losses.

Increases to the allowance for loan and lease losses are implemented through a corresponding provision (expense) in the Corporation’s statement of income. Credit exposures deemed to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

While Management considers the allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or Management’s assumptions as to future delinquencies, recoveries and losses and Management’s intent with regard to the disposition of loans. In addition, the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia, as an integral part of their examination process, periodically review the Corporation’s allowance for loan and lease losses.

The Corporation’s allowance for loan and lease losses is the accumulation of four components that are calculated based on various independent methodologies. All components of the allowance for loan and lease losses are estimations. Management discusses these estimates earlier in this document under the heading of “Critical Accounting Policies, Judgments and Estimates”. The four components are as follows:

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

Asset Quality and Analysis of Credit Risk

Asset quality remains strong at September 30, 2006 despite an increase in non-performing assets to $1.6 million from $415 thousand at December 31, 2005. The $1.6 million of non-performing loans, which excludes other real estate owned, consist almost entirely of two first lien residential mortgage loans, one of which has returned to performing status as of October, 2006. Nonperforming loans as a percentage of total loans were 24 basis points at September 30, 2006 compared with 7 basis points at December 31, 2005. The allowance for loan and lease losses increased to $8.0 million at September 30, 2006 from $7.4 million at December 31, 2005, however the allowance as a percentage of portfolio loans decreased to 1.20% from 1.25% over the same time period. Net loan charge-offs (recoveries) for the nine months ended September 30, 2006 and 2005 were $2 thousand and $124 thousand, respectively.

Non Performing Assets and Related Ratios

(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Non-accrual loans	$794	$261	$273
Loans 90 days or more past due	835	129	—

Total non performing loans	1,629	390	273
Other real estate owned (“OREO”)	—	25	—

Total non performing assets	$1,629	$415	$273

Allowance for loan and lease losses to non performing assets	492.63%	1,783.60%	2,708%
Allowance for loan and lease losses to non performing loans	492.63%	1,897.90%	2,708%
Non performing loans to total loans	.24%	.07%	0.05%
Allowance for loan and lease losses to portfolio loans	1.20%	1.24%	1.25%
Non performing assets to portfolio assets	.21%	0.06%	0.04%
Period end portfolio loans	$667,105	$595,165	$582,392
Average portfolio loans (quarterly average)	$645,284	$591,294	$580,036
Allowance for loan and lease losses	$8,025	$7,402	$7,392

Summary of Changes in the Allowance For Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2005
(dollars in thousands)	2006	2005	2006	2005
Balance, beginning of period	$7,779	$7,252	$7,402	$6,927	$6,927
Charge-offs:
Consumer	(15)	—	(29)	(9)	(158)
Commercial and industrial	—	—	—	—	—
Real estate	—	(71)	—	(136)	(156)

Total charge-offs	(15)	(71)	(29)	(145)	(314)
Recoveries:
Consumer	1	1	27	9	11
Commercial and industrial	2	1	2	11	12
Real estate	—	—	2	1	4

Total recoveries	3	2	31	21	27

Net (charge-offs) / recoveries	(12)	(69)	2	(124)	(287)
Provision for loan and lease losses	258	209	621	589	762

Balance, end of period	$8,025	$7,392	$8,025	$7,392	$7,402

NON-INTEREST INCOME

Three months ended September 30, 2006 compared to September 30, 2005

Non-interest income for the third quarter of 2006 was $4.563 million, a decrease of $161 thousand or 3.4% compared with $4.724 million in the same period last year. The decline in non-interest income is attributable to a continued decline in residential mortgage related revenues which includes the net gain on sale of loans. Net gain on sale of loans decreased $188 thousand or 41.2% from $456 thousand in the third quarter of 2005 to $268 thousand in the third quarter of 2006 due to a decision by management to hold more residential real estate loans in portfolio. This is being partially offset by an increase of Wealth Management services fees which grew $41 thousand or 1.4% to $3.013 million in the third quarter of 2006 from $2.972 million in the same period last year. Wealth Management assets under management and administration were $2.243 billion at September 30, 2006, compared with $2.248 billion at December 31, 2005.

Nine months ended September 30, 2006 compared to September 30, 2005

Non-interest income for the nine months ended September 30, 2006, decreased $157 thousand or 1.1% to $13.737 million compared with $13.894 million for the same period in 2005. Wealth Management service fees increased $588 thousand or 6.8% to $9.181 million from $8.593 million in 2005 due to new business generation, a fee increase and higher estate fees. This was more than offset by the decline in other non-interest income categories of $745 thousand. The main component of this decrease is the lower volume of residential mortgage activity and the decline in residential mortgage loans sold.

NON-INTEREST EXPENSE

Three months ended September 30, 2006 compared to September 30, 2005

Non-interest expense for the third quarter of 2006 decreased $357 thousand or 4.4% to $7.830 million compared with $8.187 million for the same period last year. This decrease is due to lower incentive compensation and reductions in pension related costs of approximately $396 thousand. These decreases were partially offset by increased occupancy cost of $72 thousand related to the new branches and non-recurring legal and consulting expenses of $56,000 for the leasing company.

Nine months ended September 30, 2006 compared to September 30, 2005

Non-interest expense for the nine months ended September 30, 2006 increased $142 thousand or 0.6%, to $23.577 million from $23.435 million in the same period last year, primarily due to increased occupancy costs of $201 thousand related to the new branches, increased employee benefit costs of $260 thousand, concentrated in medical and pension expenses, and leasing company startup costs mentioned above. These increases were partially offset by reductions in mortgage servicing right amortization of $255 thousand resulting from reduced mortgage activity and a reduction in professional fees of $126 thousand mainly in legal and consulting expenses.

INCOME TAXES

Income taxes from operations for the three months ended September 30, 2006 were $1.630 million, an effective tax rate of 33.5% compared to $1.499 million, an effective tax rate of 34.2%, for the same period in 2005. The decrease in the effective tax rate is due to a higher percentage of tax-exempt income to pretax book income for the three months ended September 30, 2006, as compared to the same period in 2005.

Income taxes for the nine months ended September 30, 2006 were $4.905 million compared to $4.425 million for the same period in 2005. This represents an effective tax rate for the nine months ended September 30, 2006 of 34.0% and an effective tax rate of 34.3% for the same period in 2005.

BALANCE SHEET ANALYSIS

Total assets increased $56.0 million or 7.7% from $727.2 million as of December 31, 2005 to $783.2 million as of September 30, 2006. This increase is related to the growth in loans outstanding, specifically in commercial mortgages, construction loans and residential mortgage loans and an increase in investment securities. Offsetting this increase was a decline in fed funds sold that increased at December 31, 2005 due to certain short term deposits. The increase in portfolio loans was $71.9 million or 12.1% from $595.2 million as of December 31, 2005 to $667.1 million as of September 30, 2006.

The table below compares total portfolio loans outstanding at September 30, 2006 and December 31, 2005. The increase in portfolio loans of $71.9 million or 12.1% over the past nine months is a result of a significant increase in commercial mortgage and commercial construction loan closings in the second and third quarters of 2006. Portfolio loans also increased from Management’s decision to portfolio certain residential mortgage loans for asset liability management purposes. The new leasing subsidiary is expected to grow at a rate of approximately $1 million per month over the next five quarters. Strong loan growth is expected to continue through the fourth quarter of 2006. To maintain this growth, the Corporation has opened a business loan production office at the intersection of Gay and High Streets in downtown West Chester, Pennsylvania. The Corporation continues to focus its business development efforts on building banking relationships with privately held businesses, non-profits, high quality residential builders and owners of commercial real estate.

Total portfolio loans outstanding at September 30, 2006 and December 31, 2005 are as follows:

(dollars in thousands)	September 30, 2006	December 31, 2005
Commercial mortgage loans	$185,234	$162,621
Home equity lines and loans	112,940	107,699
Residential mortgage loans	107,021	99,602
Construction loans	74,949	45,523
Commercial and industrial loans	177,797	170,283
Leases	316	—
Consumer loans	8,848	9,437

Total portfolio loans	$667,105	$595,165

Total deposits and borrowings increased $48.3 million from $636.3 million at December 31, 2005 to $684.6 million at September 30, 2006. This increase is driven by an increase in borrowed funds of $46.3 million, which is comprised of $30 million from the FHLB and $16.3 million in overnight fed funds. The increase in borrowed funds supported the 12.1 % increase in portfolio loans during the first nine months of 2006. The slight increase in total deposits of $2.0 million or .3% from $636.3 million at December 31, 2005 to $638.3 million at September 30, 2006 is concentrated in time deposits and wholesale deposits, partially offset by a decrease in the savings, NOW and market rate accounts categories detailed below.

Average deposits for the third quarter of 2006 increased $40.9 million or 6.8% to $641.5 million compared to $600.6 million in the fourth quarter of 2005. Due to the highly competitive nature of the financial services business, the Corporation is paying higher rates on certificates of deposit and is utilizing higher rate wholesale CD’s. The change in the mix of the Corporation’s deposits translates into higher interest expenses. It is probable that the higher rate certificates of deposits will make up a greater share of total deposits than they have historically, for the foreseeable future. It is anticipated that the funding of asset growth in the future will be aided by continued expansion of the retail banking footprint, with controlled de novo expansion in the suburban Philadelphia market.

Deposits and borrowings at September 30, 2006 and December 31, 2005 are as follows:

(dollars in thousands)	September 30, 2006	December 31, 2005
Non-interest bearing demand	$145,872	$168,042
Savings, NOW and market rate accounts	282,707	312,896
Non-wholesale time deposits	179,712	150,322
Time deposits from brokers	19,963	—
Time deposits from public fund sources	10,000	5,000

Total deposits	638,254	636,260
Fed funds purchased	16,300	—
FHLB advances	30,000	—

Total borrowings	46,300	—

Total deposits and borrowings	$684,554	$636,260

Quarterly average deposits	$641,458	$600,559
Quarterly average borrowings	21,380	1,505

Quarterly average deposits and borrowings	$662,838	$602,064

Supplemental Residential Mortgage Volume Statistics

(dollars in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Residential loans held in portfolio *	$107,021	$95,351	$107,021	$95,351

Mortgage originations	37,860	62,759	104,277	156,510

Mortgage loans sold:
Servicing retained	6,043	11,016	16,668	34,775
Servicing released	10,687	23,051	31,250	68,009

Servicing retained %	36.1%	32.3%	34.8%	33.8%
Servicing released %	63.9%	67.7%	65.2%	66.2%

Loans serviced for others *	385,681	438,183	385,681	438,183

Mortgage servicing rights (MSRS)*	2,924	2,992	2,924	2,992

Net gain on sale of loans	268	456	772	1,378

Loan servicing and late fees	271	321	843	999

Amortization of MSRs	$88	$115	$258	$513

*	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $84.3 million or 10.76% of total assets, as of September 30, 2006, compared to $77.5 million or 10.66% of total assets, as of December 31, 2005. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2006, and December 31, 2005:

	Ratio	Minimum Ratio to be Well Capitalized
September 30, 2006:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.38%	10%
Bank	11.43%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.30%	6%
Bank	10.35%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	11.12%	5%
Bank	10.18%	5%
December 31, 2005:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.46%	10%
Bank	11.47%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.38%	6%
Bank	10.38%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	11.25%	5%
Bank	10.26%	5%

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

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Corporation’s liquidity is maintained by managing its core deposits as the primary source, and purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB and selling securities as its secondary sources. Availability with the FHLB was approximately $238 million as of September 30, 2006. Overnight Fed Funds lines consist of lines from six banks totaling $48 million. Quarterly, ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporations Board of Directors.

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

As of September 30, 2006, the Corporation had $16.3 million in overnight and short term borrowings and $30 million in FLHB advances. Additionally during the first nine months of 2006 the corporation obtained $20 million in wholesale certificates of deposit and $10 million of public deposits for the Corporation’s liquidity needs. Additional alternative funding sources are being evaluated.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2006 were $329 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2006 amounted to $10.5 million.

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

Contractual Cash Obligations of the Corporation as of September 30, 2006:

(In thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$428,579	$428,579	—	—	—
Consumer certificates of deposit	209,675	190,854	18,404	264	153
Operating leases	19,653	896	1,568	1,499	15,690
Purchase obligations	1,325	699	534	92	—
Non-discretionary pension contributions	—	—	—	—	—

Total	$659,232	$621,028	$20,506	$1,855	$15,843

Section 404 of Sarbanes Oxley Act of 2002

The Corporation and its Management completed compliance procedures relating to Section 404 of the Sarbanes Oxley Act of 2002 (“SOX 404”) for the fiscal year ended December 31, 2005 as documented in the Corporation’s Form 10-K. Management continues to devote considerable effort in 2006 to achieve continued compliance with all aspects of SOX 404 during 2006.

Other Information

•	Branch Offices and Loan Production Office Update

During the first quarter of 2004, the Bank established a new full service branch office in Newtown Square, Pennsylvania, thereby enabling the Bank to both broaden and strengthen its footprint in Delaware County, Pennsylvania. This new branch had deposits of $27.6 million as of September 30, 2006. In March of 2005, the Bank established a new full service branch in Exton, Pennsylvania. The Exton branch had deposits of $12.8 million as of September 30, 2006. Deposits at the Exton location are lower than originally estimated and the deposit mix at both locations contains a higher percentage of certificates of deposit than expected.

Construction is well underway on the new Ardmore branch and its opening is anticipated in the first quarter of 2007. As part of the opening of the new Ardmore location, the Corporation has a signed agreement to sell its Wynnewood real estate to a third party for $1.850 million. The book value of this property is $450 thousand. Settlement will occur on or before January 31, 2007.

The new West Chester branch which is expected to open in the first quarter of 2008 will house a regional office for Wealth Management clients. The Corporation has opened a business loan production office at the intersection of Gay and High Streets in downtown West Chester, Pennsylvania, in October, 2006.

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

In February, 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005 (FDIRA-2005”). This legislation will merge the Bank Insurance Fund and the Savings Association Insurance Fund into one fund, increase insurance coverage for retirement accounts to $250,000, adjust the maximum deposit insurance for inflation after March 31, 2010 and give the FDIC greater flexibility in setting insurance assessments. As part of the FDIRA-2005, the Corporation’s primary operating subsidiary, the Bank, has been granted a one-time credit of approximately $409 thousand for utilization against future FDIC insurance premiums. The FDIC has not yet determined when and at what level of premium will be assessed to FDIC member banks. The Corporation anticipates that the $409 thousand credit will offset a significant portion of any 2007 premium assessment.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

The following are changes to the risk factors disclosed in the Corporation’s 2005 Annual Report on Form 10-K:

Credit Risk – The Corporation expects credit losses to increase above current levels as the leasing agreements offered by the Corporation’s new leasing operation generally provide for 100% financing of a given asset. However, these leases do not involve any equipment residual risk. The additional credit risk has been taken into consideration in the pricing of these lease agreements.

Compliance Risk – The Corporation’s new leasing company intends to do business throughout the United States, potentially exposing the Corporation to a significant number of state and local tax jurisdictions that the Corporation does not currently operate in. Appropriate compliance measures are part of the Corporation’s new leasing business plan and operating procedures.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables present the shares repurchased by the Corporation during the third quarter of 2006 (1) (2) :

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2006 – July 31, 2006	—	—	—	393,500
August 1, 2006 – August 31, 2006	6,363	$22.09	5,000	388,500
September 1, 2006 – September 30, 2006	—	—	—	388,500

Total	6,363	$22.09	5,000	388,500

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	In August, 2006 1,363 shares were purchased by the Corporation’s Thrift Plan and deferred compensation plan through open market transactions by the Corporation’s Wealth Management Division investment personnel.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 8, 2006	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: November 8, 2006	By:	/s/ J. DUNCAN SMITH
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