Form 10-K
period 2006-12-31
BRYN MAWR BANK CORP
filed 2007-03-15
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission file number 0-15261.

BRYN MAWR BANK CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2434506
(State of other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania	19010
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (610) 525-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

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

Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $182,246,000 on June 30, 2006.

As of December 31, 2006 there were 8,562,209 shares of common stock outstanding.

Documents Incorporated by Reference: Parts I, II and IV – Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, as indicated, Parts I and III – Definitive Proxy Statement of Registrant filed with respect to the Registrant’s 2007 Annual Meeting of Shareholders to be held on April 25, 2007 filed with the Commission pursuant to Regulation 14A.

*	Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405 and does not admit that it controls the shares of Registrant’s voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on page 14. There are [17] pages in this report.

Form 10-K

Bryn Mawr Bank Corporation

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 1, 2007.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “anticipate,” “believe”, estimate, “expect”, “intended,” “may”, “plan,” “seek,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

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

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to its customers through eight full service branches and seven retirement community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the Nasdaq Global Market (“Nasdaq GM”) under the symbol BMTC.

The Corporation competes in a highly competitive market area and includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Commission (“SEC”), Nasdaq GM, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and the Pennsylvania Department of Banking.

WEBSITE DISCLOSURES

The Corporation makes available, free of charge through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practical after the reports are electronically filed with the SEC. These reports can be obtained by logging onto the Corporation’s website at www.bmtc.com and clicking on Bryn Mawr Bank Corporation’s SEC Filings.

OPERATIONS

•	Bryn Mawr Bank Corporation

The Corporation has no active staff as of December 31, 2006. The Corporation holds the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to Nasdaq GM, the SEC and other regulatory agencies.

A complete list of directors and executive officers of the Corporation and the Bank, as of March 3, 2007 is incorporated by reference to the last page of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2006.

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust and estate administration, investment advisory services, pension and profit sharing administration, custody and trust and tax preparation. As of December 31, 2006, the market value of assets under management and administration administered by the Bank’s Wealth Management Division was $2.515 billion.

The Corporation, through its Bank subsidiary, is gradually expanding its branch footprint through the establishment of de-novo branch offices. The Corporation opened the Newtown Square, PA office in March 2004, the Exton, PA office in April 2005 and the Ardmore, PA office (relocation from Wynnewood, PA) location in January 2007. The Corporation presently has 8 full service branch offices, plus 7 retirement community locations. Plans are in place to establish a new branch in the West Chester, PA area in 2008. Additionally, other branch sites are under review and consideration. See the section titled “COMPETITION” later in this item for additional information.

At December 31, 2006, the Corporation and its subsidiaries had 230 full time and 35 part time employees, equaling 247.5 full time equivalent staff.

OTHER OPERATING SUBSIDIARIES OF THE BANK

The Bank has four operating subsidiaries providing various services as described below:

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

ICBM utilizes five licensed insurance agents. ICBM generated $512 thousand of revenue during 2006. ICBM employees are included in the Corporation’s employment numbers above.

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

BMTS’ primary market area is located in southeastern Pennsylvania. BMTS is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. During 2006, BMTS earned $67 thousand in revenues. BMTS had no employees as of December 31, 2006.

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

•	BMT Leasing, Inc.

BMT Leasing, Inc. (“BMTL”) began operations in September, 2006. BMTL is a Delaware corporation registered to do business in Pennsylvania. BMTL is an equipment leasing company servicing customers nationwide from its Bryn Mawr location with leases ranging from $5 thousand to $150 thousand. BMTL is a wholly owned subsidiary of the Bank. BMTL had seven employees as of March 1, 2007.

SOURCES OF THE CORPORATION’S REVENUE

•	Continuing Operations

The following table shows the percentage of consolidated revenues.

	2006		2005		2004
Interest Income on Loans and Investments	$45,906	71.4%	$37,908	67.5%	$31,347	61.3%
Other Banking Fees including Insurance	3,696	5.8%	3,548	6.3%	3,712	7.2%
Wealth Management Segment	12,422	19.3%	11,542	20.5%	10,303	20.1%
Mortgage Banking Segment	2,242	3.5%	3,215	5.7%	5,813	11.4%

Total Revenues from Operations	$64,267	100.0%	$56,213	100.0%	$51,175	100.0%

See Note 23, Segment Information, in the Notes to the Consolidated Financial Statements for additional information.

STATISTICAL INFORMATION

The statistical information required in this Part I Item I is incorporated by reference to the information appearing in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2006 in the sections captioned Selected Financial Data (Page 1), Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) (Pages 2 to 15) and Financial Statements and related notes (Pages 18 to 39).

•	Financial Information About Segments

The financial information concerning the Corporation’s business segments is incorporated by reference to the MD&A of the Corporation’s Annual Report to the shareholders for the year ended December 31, 2006 and Note 23-Segment Information to the financial statements accompanying that Annual Report (Page 39).

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

The markets in which the Corporation competes are highly competitive. The Corporation’s direct competition in attracting deposits, loans and wealth management services come from commercial banks, investment management companies, savings and loan associations, and trust companies. The Corporation also competes with credit unions, on-line banking enterprises, consumer finance companies, mortgage companies, insurance companies, stock brokerage companies, investment advisory companies and other entities providing one or more of the services and products offered by the Corporation.

The Corporation is able to compete with the other firms because of its consistent level of customer service, excellent reputation, professional expertise, full product line, competitive rates and fees.

As mentioned in Management’s Discussion and Analysis in the Corporation’s Annual Report to Shareholders, the competition for lower cost core deposits was extremely difficult in 2006 and is expected to remain that way for the foreseeable future. At the same time, the flat yield curve evident for most of 2006 has made pricing on longer term loans very difficult. Both of these developments will put downward pressure on the net interest margin and may impact operating income.

SUPERVISION AND REGULATION

The Corporation and its subsidiaries, including the Bank, are subject to extensive regulation under both federal and state law. To the extent that the following information describes statutory provisions and regulations, which apply to the Corporation and its subsidiaries, it is qualified in its entirety by reference to those statutory provisions and regulations.

•	Bank Holding Company Regulation

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

•	Federal Reserve Board and Pennsylvania Department of Banking Regulations

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

The regulations of the Pennsylvania Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s retained earnings which was $73.3 million as of December 31, 2006. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

•	Deposit Insurance Assessment

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Act”). Under this system, the amount of FDIC assessments paid by an individual insured depository institution, such as the Bank, is based on the level of risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios. Effective January 1, 2007, assessments can range from $0.05 per $100 of deposits in the lowest risk category to $0.43 per $100 of deposits for banks in the highest risk category. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Act provides for a one time premium assessment credit for eligible insured depository institutions. The Bank has been granted a one time credit of approximately $409,000 for use against future FDIC insurance premiums. The Bank anticipates that the credit will offset all of the 2007 premium assessment and a significant portion of the 2008 assessment.

•	Government Monetary Policies

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

•	Safety and Soundness

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

The Federal Reserve Board has promulgated certain “Risk Based Capital Guidelines.” Under the guidelines, various types of Corporation assets are assigned risk categories and weighted based on their relative risk. In addition, certain off balance sheet items are translated into balance sheet equivalents and also weighted according to their potential risk. The sum of both of these asset categories, referred to as Total Risk Weighted Assets, is then compared to the Corporation’s total capital, providing a Tier I Capital Ratio, under the guidelines. A Tier II capital ratio is also computed for the Corporation, adding an allowable portion of the loan loss reserve to capital. Both the Tier I and Tier II ratios of the Corporation are in excess of those minimum capital ratios required. The focus of the guidelines is to measure the Corporation’s capital risk. The guidelines do not explicitly take into account other risks, such as interest rate changes or liquidity.

The Corporation adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit, Pension and other Post Retirement Plans” (“FAS 158”), in the fourth quarter of 2006. As a result of its adoption, the Corporation recorded additional pension liabilities of $6.5 million, deferred taxes of $2.3 million and a reduction of accumulative other comprehensive income (capital) of $4.2 million effective December 31, 2006. This reduction in capital does not have any impact on regulatory capital because the federal bank regulatory agencies announced in December, 2006 that FAS 158 would not affect a bank’s regulatory capital in 2006 and until the regulators determine otherwise through rulemaking.

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

•	Gramm-Leach Bliley Act

The Gramm-Leach-Bliley Act (“GLB Act”) repealed provisions of the Glass-Steagall Act, which prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The GLB Act amended the Glass-Steagall Act to allow new “financial holding companies” (“FHC”) to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLB Act amends section 4 of the Act in order to provide for a framework for the engagement in new financial activities. Bank holding companies may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity. Bank holding companies may engage in financial activities without prior notice to the Federal Reserve Board if those activities qualify under the new list in section 4(k) of the Act. However, notice must be given to the Federal Reserve Board, within 30 days after the FHC has commenced one or more of the financial activities. The Corporation has not become an FHC.

Under the GLB Act, a bank subject to various requirements is permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of FHC’s. However, to be able to engage in such activities a bank must continue to be well-capitalized and well-managed and receive at least a “satisfactory” rating in its most recent Community Reinvestment Act examination.

•	Community Reinvestment Act

The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including providing credit to low and moderate income individuals and areas. Should the Bank fail to serve adequately the communities it serves, potential penalties may include regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

•	Privacy of Consumer Financial Information

The GLB Act also contains a provision designed to protect the privacy of each consumer’s financial information in a financial institution. Pursuant to the requirements of the GLB Act, the financial institution regulators have promulgated final regulations intended to better protect the privacy of a consumer’s financial information maintained in financial institutions. The regulations are designed to prevent financial institutions, such as the Bank, from disclosing a consumer’s nonpublic personal information to third parties that are not affiliated with the financial institution.

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

In addition, as mandated by the GLB Act, the regulators have published consumer protection rules which apply to the retail sales practices, solicitation, advertising or offers of insurance products, including annuities, by depository institutions such as banks and their subsidiaries.

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

KPMG LLP (“KPMG”), the Corporation’s Independent Registered Public Accounting Firm, has issued an attestation report that management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in their opinion, KPMG stated that the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on COSO.

The rules and regulations which implement the Sarbanes-Oxley Act had a significant economic impact on the compliance cost of the Corporation. It is not possible to assess the future impact on the Corporation or the Bank of any of the foregoing regulations and proposed regulations.

•	Patriot Act of 2001

The Patriot Act of 2001, which was enacted in the wake of the September 11, 2001 attacks, includes provisions designed to combat international money laundering and advance the U.S. government’s war against terrorism. The Patriot Act and the regulations, which implement it, contain many obligations which must be satisfied by financial institutions, including the Bank. Those regulations impose obligations on financial institutions, such as the Bank, to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the financial institution.

•	Government Policies and Future Legislation

As the enactment of the GLB Act and the Sarbanes-Oxley Act confirm, from time to time, various laws are passed in the United States Congress as well as the Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banks and financial organizations. It is impossible to predict whether any potential legislation or regulations will be adopted and the impact, if any, of such adoption on the business of the Corporation or its subsidiaries, especially the Bank.

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

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of Management. As interest rates change, net interest income is affected. Rapidly changing interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities and / or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in real estate related loans, which have been a significant portion of the Corporation’s revenue growth over the past two years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration by the Wealth Management Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A of the Corporation’s Annual Report to Shareholders for additional details regarding interest rate risk.

•	A general economic slowdown could impact Wealth Management Division revenues

A general economic slowdown might decrease the value of Wealth Management Division assets under management and administration resulting in lower fee income. Such an economic downturn might also result in Wealth Management Division clients seeking alternative investment opportunities with other providers, resulting in lower fee income to the Corporation.

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

The Corporation faces competition in attracting and retaining deposits, making loans, and providing other financial services such as trust and investment management services throughout the Corporation’s market area. The Corporation’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, on-line banking enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than the Corporation. This is especially evident in regards to advertising and public relations spending. For a more complete discussion of our competitive environment, see “Business—Competition” in Item 1 above. If the Corporation is unable to compete effectively, the Corporation will lose market share and income from deposits, loans, and other products may be reduced.

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

•	New leasing business may result in additional risks not previously experienced by the Corporation

The Corporation’s new leasing business which began operations in September 2006 consists of leasing various types of equipment to businesses in amounts ranging from $5 thousand to $150 thousand throughout the United States. In addition to anticipated credit losses higher than our traditional lending business, the Corporation will be operating in a geographic area well beyond our Philadelphia market area. Additional risks might include additional state regulatory burdens including multi-state tax issues such as state income taxes, personal property taxes and sales and use taxes.

•

Additional, risk factors also include the following all of which may reduce revenues and / or increase expenses and/or pull Management’s attention away from core banking operations which may ultimately reduce the Corporation’s net income

•	Sufficient funding to support earning asset growth

•	Inability to hire or retain key professionals, management and staff

•	Changes in securities analysts estimates of financial performance

•	Volatility of stock market prices and volumes

•	Rumors or erroneous information

•	Changes in market values of similar companies

•	New developments in the banking industry

•	Variations in quarterly or annual operating results

•	New litigation or changes in existing litigation

•	Regulatory actions

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

As part of the main office complex, the Corporation leases two buildings and owns a third building. Two of these buildings have accounting and other administrative functions and the Corporation’s Wealth Division. Parts of one of the three buildings are subleased to several tenants on short term leases.

The Corporation’s operations center and Wayne branch office are located in a three story building in Wayne, PA, approximately 6 miles from the main office complex. The Corporation owns that building.

Additionally, the Corporation and its subsidiaries own or lease eight branch office locations and seven life care community office locations. The Corporation owns five of its branch locations and has long term ground leases on its most recently established branches. All of the life care community office locations are leased under various terms ranging from month to month up to five years.

The Corporation recently sold the Wynnewood, PA branch location. See Note 24 – Subsequent Event – Sale of Wynnewood Branch in the Consolidated Financial Statements in the Corporations’ Annual Report to Shareholders on page 39.

Total monthly minimum cash lease payments for office, branch office (including ground leases) and life care community locations amounts to $63 thousand per month.

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

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Price Range of Shares” on the last page of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2006.

•	Issuers Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2005:

Shares Repurchased in the 4th Quarter of 2006 were as follows: (1)(2)

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1, 2006 – Oct. 31,2006	449	$22.27	—	388,500
Nov. 1, 2006 – Nov. 30, 2006	39,005	22.91	38,000	350,500
Dec. 1, 2006 – Dec. 31, 2006	40,500	24.10	40,500	310,000

Total	79,954	$23.51	78,500	310,000

Notes to these tables:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

(2)	In October 2006, 449 shares were purchased by the Corporation’s deferred compensation plan and in November 2006, 1,005 shares were purchased by the Corporation’s Thrift Plan through open market transactions by the Corporation’s Wealth Management Division investment personnel.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial Data” in the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2006 at page 1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

The information required by this Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2006 at pages 2 to 15.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risks are included in the MD&A, in various sections beginning with “Net Interest Income” through “Contractual Cash Obligations of the Corporation” in the Corporation’s Annual Report to Shareholders at pages 6 to 14.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the auditor’s report thereon and supplementary data required by this Item 8 are incorporated by reference to the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2006 at pages 16 to 41.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II and Chief Financial Officer, J. Duncan Smith, CPA, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2006, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

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

The information required in this Item 9A is incorporated by reference to the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2006 at page 16

•	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Bryn Mawr Bank Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Bryn Mawr Bank Corporation and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bryn Mawr Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bryn Mawr Bank Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Bryn Mawr Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bryn Mawr Bank Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, changes in shareholders’ equity and comprehensive income, for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

March 9, 2007

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Corporation is incorporated by reference to the definitive proxy statement of the Corporation filed with the SEC pursuant to Regulation 14A at pages 5 to 12.

The information with respect to Committees of the Corporation’s Board of Directors are incorporated by reference to the definitive proxy statement of the Corporation filed with the SEC pursuant to Regulation 14A at pages 6 to 12.

Each member of the Audit Committee is independent and financially literate as defined by Nasdaq GM. The Board of Directors of the Corporation has determined that Scott M. Jenkins and Britton H. Murdoch are financial experts as defined by SEC regulations.

The Boards of Directors of the Corporation and the Bank have determined that all of its members are independent and meet the independence requirements of the Nasdaq GM, except for Frederick C. Peters, II. Because Mr. Peters is the President and Chief Executive Officer of the Corporation and the Bank, he is not independent. Mr. Peters also serves as Chairman of the Corporation and the Bank.

•	Executive Officers of the Corporation and the Bank

Below is certain information with respect to the executive officers of the Corporation and Bank as of March 1, 2007:

NAME	AGE AS OF MARCH 1, 2006	OFFICE WITH THE CORPORATION AND/OR BANK
Frederick C. Peters II	57	President and Chief Executive Officer and Chairman of Corporation and Bank

J. Duncan Smith, CPA	48	Treasurer and Chief Financial Officer of Corporation and Executive Vice President, Treasurer & Chief Financial Officer of Bank

Alison E. Gers	49	Executive Vice President of Bank – Community Banking Division, Marketing, Technology and Information, Services and Operations

Joseph G. Keefer	48	Executive Vice President of Bank - Chief Lending Officer

Robert J. Ricciardi	58	Secretary of Corporation and Executive Vice President, Secretary and Chief Credit Policy Officer of the Bank

Matthew G. Waschull	45	Executive Vice President of Bank – Wealth Management Division

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

•

Mr. Smith was employed by the Corporation in April 2005 as Treasurer and Chief Financial Officer of the Corporation and as Executive Vice President, Treasurer and Chief Financial Officer of the Bank. From March, 1993 through March 2005, Mr. Smith was the Principal Accounting Officer for First Chester County Corporation which is headquartered in West Chester, PA. During his tenure at First Chester County Corporation he held a variety of positions, where his last position was as Executive Vice President and Chief Financial Officer.

•

Ms. Gers was employed by the Bank in 1998 as Senior Vice President of Marketing. Ms. Gers was appointed Executive Vice President of the Bank in 2001. Since joining the Bank, Ms. Gers has held various positions. As of September 2005 Ms. Gers was responsible for the Community Banking Division, marketing, technology and information services and operations.

•

Mr. Keefer was employed by the Bank in 1991 as Vice President and Commercial Lending manager. Mr. Keefer was made the Bank’s Chief Lending Officer in December 1997. In December 2002 Mr. Keefer assumed responsibility for the Bank’s Credit Division. In February 2001, Mr. Keefer was designated Executive Vice President and Chief Lending Officer of the Bank.

•

Mr. Ricciardi was employed by the Bank in 1971. In January 2001, Mr. Ricciardi was named Secretary of the Corporation and the Bank, and was responsible for the Credit Division, the Community Banking Division and the Risk Management Division. In December 2002, Mr. Ricciardi relinquished responsibility for the Credit Division. As of September 2005, Mr. Ricciardi was responsible for the Risk Management Division, the Human Resources/Facilities Division and Insurance Counsellors of Bryn Mawr.

•

Mr. Waschull was appointed Executive Vice President of the Bank in charge of the Wealth Management Division in February 2007. Prior to joining Bryn Mawr Trust, Mr. Waschull served as Managing Director for a substantial segment of the private wealth management business at Wilmington Trust Company in Wilmington, Delaware.

•	None of the above executive officers has any family relationship with any other executive officer or with any director of the Corporation or Bank.

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

The information with respect to compliance with Section 16 of SEC Exchange Act of 1934 is incorporated by reference to the definitive proxy statement of the Corporation filed with the SEC pursuant to Regulation 14A at page 28.

ITEM 11.	EXECUTIVE COMPENSATION

•

The information required for Item 11 is incorporated by reference to the executive compensation section and the Corporations’ compensation committee report section of the definitive proxy statement of the Corporation, filed with the SEC pursuant to Regulation 14A at pages 12 to 27.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

•	The information required for Item 12 is incorporated by reference to the Corporation’s definitive proxy statement, filed with the SEC pursuant to Regulation 14A at pages 2 to 3.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

•	The information required for Item 13 is incorporated by reference to the Corporation’s definitive proxy statement, filed with the SEC pursuant to Regulation 14A at page 27.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

•	The information required for Item 14 is incorporated by reference to the Corporation’s definitive proxy statement, filed with the SEC pursuant to Regulation 14A at pages 27 to 28.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following exhibits are filed as a part of this report.

EXHIBIT TABLE

•	3 - Articles of Incorporation and By-Laws

(A) (i)	Articles of Incorporation, effective August 8, 1986, are incorporated by reference to Form S-4 of the Registrant, No. 33-9001.

(ii)	Amendment to the Articles of Incorporation, effective April 23, 1998 is incorporated by reference to the Corporation’s Proxy Statement dated March 6, 1998 and filed with the SEC.

(iii)	Articles of Merger / Consolidation, effective April 1, 1999 are incorporated by reference to the SEC’s Form 10-K filed with the Commission on March 23, 2003 as Exhibit 3(A)III.

(B)	Amended and Restated By-Laws of the Registrant are incorporated by reference to the Corporation’s 10-K filed with the SEC on March 23, 2003 as Exhibit B.

•	4 - Instruments defining the rights of security holders

(A)	Articles of Incorporation and By-Laws: See Item 3(A) & (B) above.

(B)	Shareholders Rights Plan: incorporated by reference to 8-K filed with the SEC on November 25, 2003.

•	10 - Material Contracts

(A)	License Agreement dated December 30, 1994, between Bryn Mawr Bank Corporation and FIServ Cir, Inc. is incorporated by reference to the Corporation’s 10-K, filed with the SEC on March 31, 1995.

(B)	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 2, 1998 and filed with the SEC as Exhibit A to the Proxy Statement.

(C)	Agreement dated January 1, 1999 between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services Group, Inc., to provide brokerage support services to BM Brokerage is incorporated by reference to the Corporation’s Form 10-K filed with the SEC on March 30, 1999.

(D)	Employment Agreement dated January 11, 2001 between Bryn Mawr Bank Corporation and Frederick C. Peters II is incorporated by reference to the Corporation’s From 10-K, filed with the SEC on March 30, 2001.

(E)	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 8, 2001 and filed with the SEC on March 8, 2001 as Appendix B to the Proxy Statement.

(F)	Addendum, dated August 15, 2001, to the License agreement between Bryn Mawr Bank Corporation and Fiserv Solutions, Inc. dated December 30, 1994 is incorporated by reference to the Corporation’s Form 10-K, filed with the SEC on March 30, 2002.

(G)	Amendment dated August 8, 2002 to the Agreement between Bryn Mawr Brokerage Company, Inc. and UVEST Financial Services, Group, Inc. dated January 1, 1999 and incorporated by reference to the Corporation’s Form 10-K filed with the SEC on March 30, 1999, to include The Bryn Mawr Trust Company as Subscriber to the original contract is incorporated by reference to the Corporation’s Form 10-K, filed with the SEC on March 26, 2003.

(H)	Bryn Mawr Bank Corporation 2004 Stock Option Plan is incorporated by reference to the Form S-8, filed with the Securities and Exchange Commission on March 15, 2004.

(I)	Master Services agreement dated September 16, 2003, effective August 1, 2004 and an amendment to the master services agreement dated March 2, 2004, between SEI Investment Management Corporation and The Bryn Mawr Trust Company to provide data processing services for the Bank’s trust accounts incorporated by reference to the Corporation’s Form 10-K filed with the SEC on March 7, 2005.

(J)	Agreement dated September 16, 2003, effective August 1, 2004, between The Bryn Mawr Trust Company and SEI Private Trust Company, to provide mutual fund clearing services for the Bank’s trust customers is incorporated by reference to the Corporations’ Form 10-K, filed with the SEC on March 7, 2005.

(K)	Executive Severance and Change of Control Agreement for Frederick C. Peters, II, is attached herewith as Exhibit 10(K).

(L)	Executive Severance and Change of Control Agreement for J. Duncan Smith is incorporated by reference to the Corporation’s Form 8-K filed with the SEC on April 6, 2004.

(M)	Executive Severance and Change of Control Agreement for Alison E. Gers is attached herewith as Exhibit 10(M).

(N)	Executive Severance and Change of Control Agreement for Joseph G. Keefer is attached herewith as Exhibit 10(N).

(O)	Executive Severance and Change of Control Agreement for Robert J. Ricciardi is attached herewith as Exhibit 10(O).

(P)	Executive Severance and Change of Control Agreement for Matthew G. Waschull is attached herewith as Exhibit 10(P).

(Q)	Form of Key Employee Non-Qualified Stock Option Agreement is incorporated by reference to the Corporation’s Form 10-Q filed with the SEC on March 10, 2005.

(R)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors is incorporated by reference to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005.

(S)	Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation dated January 1, 2000 is attached herewith as Exhibit 10(S).

(T)	Deferred Payment Plan for Directors of the Bryn Mawr Trust Company effective January 1, 2000 is attached herewith as Exhibit 10(T).

(U)	Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation dated January 1, 1999 is attached herewith as Exhibit 10(U).

•	13 - Annual Report to Security Holders

The Registrant’s 2006 Annual Report to Shareholders is attached herewith as Exhibit 13.

•	21 - Subsidiaries of the Registrant

Subsidiaries of the Corporation:

Name	State of Incorporation	Status
The Bryn Mawr Trust Company	Pennsylvania	Active
Bryn Mawr Financial Services, Inc.	Pennsylvania	Inactive
Bryn Mawr Advisors, Inc.	Pennsylvania	Inactive
Bryn Mawr Brokerage Co., Inc.	Pennsylvania	Inactive
Joseph W. Roskos Co., Inc.	Pennsylvania	Inactive
Bryn Mawr Asset Management, Inc.	Pennsylvania	Inactive
Bryn Mawr Finance, Inc.	Delaware	Inactive

Subsidiaries of the Bank:

Name	State of Incorporation	Status
Insurance Counsellors of Bryn Mawr, Inc.	Pennsylvania	Active
BMT Settlement Services, Inc.	Pennsylvania	Active
BMT Mortgage Services, Inc.	Pennsylvania	Active
BMT Leasing, Inc.	Delaware	Active

•	23 - Consent of Independent Registered Public Accounting Firm

.1 -	Consent of KPMG LLP filed herewith as Exhibit 23.1.

•	31 - Certification of Annual Report

.1 -	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2 -	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	32 - Certification Pursuant to 18 U.S.C. Section 1350

.1 -	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

.2 -	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	99 – Additional Exhibits

(A)	Registrant’s Proxy Statement for its 2007 Annual Meeting to be held on April 25, 2007, was expected to be filed with the Securities and Exchange Commission on or around March 15, 2007 and is incorporated by reference as Exhibit 99(A).

(B)(b) INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS:

•	Report of Independent Registered Public Accounting Firm

The report of Independent Registered Public Accounting Firm, KPMG LLP, as pertaining to the Consolidated Financial Statements of Bryn Mawr Bank Corporation for 2006 and related notes is incorporated by reference to the Corporation’s 2006 Annual Report to Shareholders at page 17.

•	Consolidated Financial Statements and Related Notes

The Consolidated Financial Statements and related Notes are incorporated by reference to the financial section of the Corporation’s 2006 Annual Report to Shareholders: See the index to the financial statements for the specific page references.

•	Supplementary Data

Quarterly Results of Operations are incorporated by reference to the information under the caption “Selected Quarterly Financial Data (Unaudited)”, in Note 22 of the financial section of the Corporation’s Annual Report to Shareholders for the fiscal years ended December 31, 2006 and 2005.

Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

•	Exhibits:

For information regarding exhibits, including those incorporated by reference, see pages 14 through 16 of this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

(Registrant) Bryn Mawr Bank Corporation

By (Signature and Title)	/s/ J. Duncan Smith, Treasurer and Chief Financial Officer

Date March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/S/ FREDERICK C. PETERS II Frederick C. Peters II	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2007

/S/ J. DUNCAN SMITH, CPA J. Duncan Smith	Treasurer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 13, 2007

David E. Lees	Director	March __, 2007

/S/ ANDREA F. GILBERT Andrea F. Gilbert	Director	March 14, 2007

Wendell F. Holland	Director	March __, 2007

/S/ FRANCIS J. LETO Francis J. Leto	Director	March 14, 2007

/S/ B. LOYALL TAYLOR, JR. B. Loyall Taylor, Jr.	Director	March 13, 2007

/S/ NANCY J. VICKERS Nancy J. Vickers	Director	March 14, 2007

/S/ THOMAS A. WILLIAMS Thomas A. Williams	Director	March 13, 2007

Britton H. Murdoch	Director	March __, 2007

/S/ SCOTT M. JENKINS Scott M. Jenkins	Director	March 14, 2007