Form 10-Q
period 2007-03-31
BRYN MAWR BANK CORP
filed 2007-05-10
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007
Common Stock, par value $1	8,541,280

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Unaudited

(dollars in thousands, except per share data)	Three Months Ended March 31
	2007	2006
Net interest income:
Interest income:
Interest and fees on loans	$11,911	$9,914
Interest on federal funds sold	34	66
Interest on interest bearing deposits with banks	6	5
Interest on investment securities	570	360

Total interest income	12,521	10,345
Interest expense:
Savings, NOW, and market rate accounts	998	821
Wholesale and time deposits	2,606	1,301
Borrowed funds	541	42

Total interest expense	4,145	2,164

Net interest income	8,376	8,181
Loan and lease loss provision	250	154

Net interest income after loan and lease loss provision	8,126	8,027

Non-interest income:
Fees for wealth management services	3,287	3,120
Service charges on deposit accounts	360	379
Loan servicing and other fees	337	363
Net gain on sale of loans	280	250
Net gain on sale of real estate	1,333	—
Other operating income	549	487

Total non-interest income	6,146	4,599

Non-interest expenses:
Salaries and wages	4,048	3,829
Employee benefits	1,221	1,318
Occupancy and bank premises	686	624
Furniture, fixtures, and equipment	507	482
Advertising	316	200
Amortization of mortgage servicing rights	92	86
Professional fees	401	297
Other operating expenses	1,164	1,009

Total non-interest expenses	8,435	7,845

Income before income taxes	5,837	4,781
Income taxes	1,861	1,645

Net income	$3,976	$3,136

Basic earnings per share	$0.46	$0.37
Diluted earnings per share	$0.46	$0.36
Dividends declared per share	$0.12	$0.11
Weighted-average basic shares outstanding	8,575,172	8,570,675
Dilutive potential common shares	121,519	109,837

Weighted-average dilutive shares outstanding	8,696,691	8,680,512

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(dollars in thousands, except per share data)	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$25,114	$61,473
Interest bearing deposits with banks	407	532
Federal funds sold	7,885	—

Total cash and cash equivalents	33,406	62,005
Investment securities available for sale, at fair value (amortized cost of $46,046 and $48,632 as of March 31, 2007 and December 31, 2006, respectively)	45,772	48,232
Loans held for sale	7,448	3,726
Portfolio loans and leases	691,549	681,291
Less: Allowance for loan and lease losses	(8,366)	(8,122)

Net portfolio loans and leases	683,183	673,169

Premises and equipment, net	16,477	16,571
Accrued interest receivable	3,985	4,232
Deferred income taxes	3,114	2,946
Mortgage servicing rights	2,847	2,883
Other assets	14,690	12,896

Total assets	$810,922	$826,660

Liabilities
Deposits:
Noninterest-bearing demand	$152,926	$198,546
Savings, NOW and market rate accounts	279,117	295,521
Time deposits	166,967	200,446
Wholesale deposits	65,270	19,976

Total deposits	664,280	714,489

Borrowed funds	45,000	15,000
Accrued interest payable	4,549	4,346
Other liabilities	11,512	10,442

Total liabilities	725,341	744,277

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,419,432 and 11,373,182 shares as of March 31, 2007 and December 31, 2006 respectively and outstanding of 8,582,172 and 8,562,209 shares as of March 31, 2007 and December 31, 2006, respectively	11,419	11,373
Paid-in capital in excess of par value	11,375	10,598
Accumulated other comprehensive income, net of taxes	(4,404)	(4,450)
Retained earnings	95,052	92,106

	113,442	109,627

Less: Common stock in treasury at cost — 2,837,260, and 2,810,973 shares as of March 31, 2007 and December 31, 2006 respectively	(27,861)	(27,244)

Total shareholders’ equity	85,581	82,383

Total liabilities and shareholders’ equity	$810,922	$826,660

Book value per share	$9.97	$9.62

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

(dollars in thousands)	Three Months Ended March 31
	2007	2006
Operating activities:
Net income	$3,976	$3,136
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	250	154
Provision for depreciation and amortization	388	367
Loans originated for resale	(23,248)	(15,597)
Proceeds from loans sold	19,806	14,551
Gain on sale of loans	(280)	(250)
Gain on sale of real estate	(1,333)	—
Provision for deferred income taxes (benefit)	(187)	(580)
Change in income tax payable/receivable	1,968	1,945
Change in accrued interest receivable	247	(35)
Change in accrued interest payable	203	285
Change in mortgage servicing rights, net	36	2
Other, net	(2,849)	(2,604)

Net cash (used) provided by operating activities	(1,023)	1,374

Investing activities:
Purchases of investment securities	(421)	(8,810)
Proceeds from maturity of investment securities and mortgage-backed securities pay downs	3,070	—
Proceeds from calls of investment securities	—	200
Proceeds from sale of real estate	1,850	—
Net portfolio loan and lease (originations) repayments	(10,264)	(11,398)
Net change in premises and equipment	(779)	(371)

Net cash used by investing activities	(6,544)	(20,379)

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	(62,024)	(26,256)
Change in time deposits	(33,479)	(6,911)
Change in wholesale deposits	45,294	5,000
Dividends paid	(1,029)	(944)
Change in borrowed funds	30,000	8,000
Purchase of treasury stock	(617)	(889)
Tax benefit from exercise of stock options	146	158
Proceeds from exercise of stock options	677	845

Net cash used by financing activities	(21,032)	(20,997)

Change in cash and cash equivalents	(28,599)	(40,002)
Cash and cash equivalents at beginning of period	62,005	66,642

Cash and cash equivalents at end of period	$33,406	$26,640

Supplemental cash flow information:
Cash paid during the year for:
Income taxes paid	$39	$20
Interest paid	$3,942	$1,879

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2007	2006
Net income	$3,976	$3,136
Other comprehensive income:
Unrealized investment gains (losses), net of tax expense (benefit) $44 and ($81), respectively	83	(151)
Change in unfunded pension liability, net of tax (benefit) expense of $19 and $0, respectively	(37)	—

Total comprehensive income	$4,022	$2,985

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim period presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2006 Annual Report on Form 10-K. The Corporation’s consolidated financial condition and results of operations consist almost entirely of The Bryn Mawr Trust Company’s (the “Bank”) financial condition and results of operations.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Statements of the Financial Accounting Standards Board are noted in these statements by the abbreviation “FAS”.

2. Earnings Per Common Share:

The Corporation follows the provisions of FAS No. 128, “Earnings Per Share” (“FAS 128”). Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution, computed pursuant to the treasury stock method, that could occur if stock options were exercised and converted into common stock. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2007	2006
Numerator:
Net income available to common shareholders	$3,976	$3,136

Denominator for basic earnings per share – weighted average basic shares outstanding	8,575,172	8,570,675
Effect of dilutive potential common shares	121,519	109,837

Denominator for diluted earnings per share—weighted average dilutive shares outstanding	8,696,691	8,680,512

Basic earnings per share	$0.46	$0.37
Diluted earnings per share	$0.46	$0.36

Antidulitive shares excluded from computation of average dilutive earnings per share	8,444	3,250

3. Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans are charged against the allowance for loan and lease losses when Management believes that such amounts are uncollectible. The allowance for loan and lease losses is maintained at a level that Management believes is sufficient to absorb estimated probable credit losses. Note 1, – Summary of Significant Accounting Policies – Allowance for Loan and lease losses, included in the Corporation’s 2006 Annual Report on Form 10K contains additional information relative to Management’s determination of the adequacy of the allowance for loan and lease losses.

4. Stock Based Compensation

The Corporation adopted FAS No. 123R “Share-Based Payments” (“FAS 123R”) effective January 1, 2006. FAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period.

The Corporation previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

Generally, the approach in FAS 123R to stock-based payment accounting is similar to FAS 123. However, FAS 123R requires all share-based payments, including grants of stock options, be recognized as compensation cost in the statement of income at their fair value. Pro forma disclosure for periods beginning after January 1, 2006 is not an alternative under FAS 123R.

The Corporation elected to adopt FAS 123R using the modified prospective application method in which compensation cost is recognized beginning with the effective date (a) based upon the requirements of FAS 123R for all share-based payments granted after the effective date, and (b) based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123R that remain unvested on the effective date.

The Corporation’s stock-based compensation expense for the three months ended March 31, 2007 and 2006 was $7 thousand and $39 thousand, respectively. This expense had no material impact on earnings or diluted earnings per share in either period.

The Corporation’s Stock Option Plan (“SOP”) permits the issuance of options to key employees and Directors to purchase shares of the Corporation’s common stock. A total of 431,143 shares were authorized in 2004 by the Board of Directors. As of March 31, 2007 there are 10,189 shares available for future grant. The option price is set at the closing price for the stock on the day preceeding issuance of grants as determined by the Corporation’s Board of Directors. Options granted may either be “incentive stock options” within the meaning of the Internal Revenue Code, or non-qualified options. The stock options are exercisable over a period determined by the Board of Directors; however, the option period will not be longer than ten years from the date of the grant. The vesting period of option grants issued is also determined by the Corporation’s Board of Directors. During 2007 all grants were issued with a three-year vesting period. The Corporation’s practice is to issue option related shares from authorized but unissued shares.

On April 25, 2007 the Shareholders approved the Corporation’s “2007 Long-Term Incentive Plan” (“LTIP”). The purpose of the LTIP is to promote the success and enhance the value of the Corporation by providing long term incentives to directors and employees of the Corporation. Details of the LTIP are documented in detail in the Corporation’s 2007 Proxy Statement.

The following table provides information about options outstanding for the three-months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2006	789,900	$17.66	$3.81
Granted	4,000	23.77	6.82
Forfeited	—	—	—
Expired	—	—	—
Exercised	(46,250)	$14.64	$3.02

Options outstanding March 31, 2007	747,650	$17.88	$3.88

The following table provides information about unvested options for the three-months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2006	11,375	$22.89	$6.44
Granted	4,000	23.77	6.82
Vested	—	—	—
Forfeited	—	—	—

Unvested options March 31, 2007	15,375	$23.12	$6.54

The total not-yet-recognized compensation expense of unvested stock options is $88,254. This expense will be recognized over a weighted average period of 31 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006 were as follows:

	2007	2006
Proceeds from strike price of value of options exercised	$677,023	$845,406
Related tax benefit recognized	145,638	158,191

Proceeds of options exercised	$822,661	$1,003,597

Intrinsic value of options exercised	$416,110	$451,968

The following table provides information about options outstanding and exercisable options at March 31, 2007:

	Outstanding	Exercisable
Number	747,650	732,275
Weighted average exercise price	$17.88	$17.77
Aggregate intrinsic value	$3,945,632	$3,939,553
Weighted average contractual term (in years)	6.3	6.3

For the three months ended March 31, 2007 the fair value of options granted was determined at the date of grant using the Black-Scholes Option Pricing Model and the following assumptions:

Expected average risk-free interest rate	5%
Expected average life (in years)	7
Expected volatility	23.90%
Expected dividend yield	2.02%

5. Pension and Other Post-Retirement Benefit Plans

The Corporation sponsors two pension plans, the qualified defined benefit pension plan (“QDBP”) and the non-qualified defined benefit pension plan (“SERP”), and a post-retirement benefit plan (“PRBP”).

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months ended March 31, 2007 and 2006:

	For Three Months Ended March 31
	Non-Qualified Defined Benefit Pension Plan		Qualified Defined Benefit Pension Plan		Post- Retirement Benefit Plan
	2007	2006	2007	2006	2007	2006
Service cost	$10	$9	$300	$314	$4	$3
Interest cost	28	25	425	409	28	35
Expected return on plan assets	—	—	(575)	(557)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	11	12	25	20	(34)	(34)
Amortization of net (gain) loss	—	—	100	141	33	51

Net periodic benefit cost	$49	$46	$275	$327	$37	$61

As stated in the Corporation’s 2006 Annual Report, the Corporation does not have any minimum funding requirement for its QDBP for 2007. The Corporation contributed $33 thousand during the first quarter of 2007 and is expected to contribute approximately $132 thousand to the SERP plan for 2007. Additionally, the Corporation contributed $49 thousand to the PRBP in the first quarter of 2007 and expects to contribute an additional $150 thousand in 2007. As of March 31, 2007 no contributions have been made to QDBP for 2007.

6. Segment Information

FAS No. 131, “Segment Reporting” (“FAS 131”), identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in FAS 131 to the results of its operations.

The Corporation has identified four “segments” as defined by FAS 131 as follows: Banking, Wealth Management, Mortgage Banking and All Other. Footnote 24 – Segment Information, in the Notes to the Consolidated Financial Statements in the Corporation’s 2006 Annual Report on Form 10K provides additional descriptions of the identified segments.

Segment information for the quarter ended March 31, 2007 and 2006 is as follows:

(Dollars in thousands)	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,338	$—	$36	$2	$8,376
Less: Loan loss provision	250	—	—	—	250

Net interest income after loan and lease loss provision	8,088	—	36	2	8,126
Other income:
Fees for wealth management services	—	3,287	—	—	3,287
Service charges on deposit accounts	360	—		—	360
Loan servicing and other fees	73	—	264	—	337
Net gain on sale of loans	—	—	280	—	280
Net gain on sale of real estate	1,333	—	—	—	1,333
Other income	481	—	23	45	549

Total other income	2,247	3,287	567	45	6,146
Other expenses:
Salaries and wages	2,681	1,125	182	60	4,048
Employee benefits	971	209	30	11	1,221
Occupancy and bank premises	1,057	137	38	(39)	1,193
Other operating expense	1,516	268	161	28	1,973

Total other expense	6,225	1,739	411	60	8,435

Segment profit (loss) before income taxes	4,110	1,548	192	(13)	5,837
Intersegment pretax revenues (expenses) *	125	45	10	(180)	—

Segment pretax profit (loss)	$4,235	$1,593	$202	$(193)	$5,837

% of segment pretax profit (loss)	72.6%	27.3%	3.5%	(3.3)%	100%

	2006**
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,151	$—	$20	$10	$8,181
Less: Loan loss provision	154	—	—	—	154

Net interest income after loan loss provision	7,997	—	20	10	8,027
Other income:
Fees for wealth management services	—	3,120	—	—	3,120
Service charges on deposit accounts	379	—	—	—	379
Loan servicing and other fees	64	—	299	—	363
Net gain on sale of loans	—	—	250	—	250
Net gain on sale of real estate	—	—		—	—
Other operating income	407	—	15	65	487

Total other income	850	3,120	564	65	4,599
Other expenses:
Salaries and wages	2,530	1,062	147	90	3,829
Employee benefits	1,061	215	29	13	1,318
Occupancy and bank premises	929	159	49	(31)	1,106
Other operating expense	1,295	258	153	(114)	1,592

Total other expense	5,815	1,694	378	(42)	7,845

Segment profit (loss) before income taxes	3,032	1,426	206	117	4,781
Intersegment pretax revenues (expenses) *	(20)	45	—	(25)	—

Segment pretax profit (loss)	$3,012	$1,471	$206	$92	$4,781

% of segment pretax profit (loss)	63.0%	30.8%	4.3%	(1.9)%	100.0%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.
**	Reclassified for comparative purposes.

Other segment information for the quarter ended March 31, 2007 and 2006 is as follows:

(dollars in millions)	2007	2006
Wealth Management Segment:
Wealth Assets Under Management and Administration	$2,522.4	$2,262.1
Mortgage Banking Segment:
Mortgage Loans Serviced for Others	$377.5	$409.4
Mortgage Servicing Rights	$2.8	$3.0

Banking Segment: Substantially all of the assets of the Corporation and its’ subsidiaries are related to the Banking Segment and are reflected on the consolidated balance sheet in these financial statements.

7. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2007 and 2006:

(dollars in thousands)	2007	2006
Balance, January 1	$2,883	$2,982
Additions	56	84
Amortization	(84)	(86)
Impairment	(8)	—

Balance, March 31	$2,847	$2,980

Fair Value	$4,165	$4,828

There was $8 thousand of temporary impairment on MSRs for the three months ended March 31, 2007. For the three months ended March 31, 2006 there was no impairment. The temporary impairment is concentrated in higher rate mortgages.

At March 31, 2007, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2007
Fair value amount of MSRs	$4,165
Weighted average life (in years)	6.6
Prepayment speeds (constant prepayment rate)*:	11.8
Impact on fair value:
10% adverse change	$(165)
20% adverse change	$(334)
Discount rate:
Impact on fair value:	10.00%
10% adverse change	$(108)
20% adverse change	$(223)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

8. Impaired Loans and Leases

The following summarizes the Corporation’s impaired loans and leases for the periods ended:

	For The Three Months Ended		For The Twelve Months Ended
(dollars in thousands)	March 31, 2007	March 31, 2006	December 31, 2006
Period end balance	$371	$773	$704
Average period to date balance	270	778	801
Loans and leases with specific loss allowances	—	—	—
Charge offs and recoveries	6	—	114
Loss allowances reserved	—	—	—
Period to date income recognized	$—	$22	$38

9. Capital

The Corporation declared and paid a regular dividend of $0.12 per share, during the first quarter of 2007. This payment totaled $1,029 thousand.

During the first quarter of 2007, the Corporation repurchased 26,287 shares of its common stock for $617,000 at an average purchase price of $23.47 per share.

10. New Accounting Pronouncements

FIN 48

The Corporation adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48) on January 1, 2007. As required by FIN 48, which clarifies FAS 109, “Accounting for Income Taxes,” the Corporation recognizes the financial statement benefit of a tax position only after determining that the Corporation would more likely than not sustain the position following an examination. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. At the adoption date, the Corporation applied for these criteria to all tax positions for which the statute of limitations remained open. There were no adjustments to retained earnings for unrecognized tax benefits as a result of the implementation of FIN 48.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2003.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At March 31, 2007, the Corporation has no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

FAS 155

In February 2006, the FASB issued FAS No. 155 – “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). Among other things, this Statement permits fair value re-measurement for certain hybrid financial instruments and requires that entities evaluate whether beneficial interests contain embedded derivatives or are derivatives in their entirety.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation adopted FAS 155 effective January 1, 2007. The Corporation has determined that the adoption of FAS 155 did not have a material impact during the first quarter of 2007 on its consolidated financial statements.

FAS 156

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”). FAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. FAS 158 also requires fair value measurement of a servicing asset or liability upon initial recognition and permits different methods to subsequently measure each class of separately recognized servicing assets and servicing liabilities. This Statement additionally permits under certain circumstances a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115.

This Statement becomes effective at the beginning of its first fiscal year that begins after September 15, 2006. The Corporation adopted FAS 156 effective January 1, 2007. The Corporation has determined that the adoption of FAS 156 did not have a material impact during the first quarter of 2007 on its consolidated financial statements.

FAS 157

In September 2006, the FASB issued FAS No. 157 – “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards.

FAS 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Corporation did not early adopt FAS 157 and has not yet determined whether this Statement will have a material impact on its consolidated financial statements upon adoption.

FAS 159

In February, 2007 the FASB issued FAS No. 159– “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions.

FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was available subject to certain conditions. The Corporation did not early adopt FAS 159, and has not yet determined whether this statement will have a material impact on its consolidated financial statements upon adoption.

11. Subsequent Event

On May 1, 2007 a significant Wealth Division customer announced its intention to be acquired by a financial institution. The acquiring financial institution provides wealth management services similar to that of the Corporation’s Wealth Management Division. The press release announcing this transaction anticipates completion during the fourth quarter of 2007.

Revenues from this customer for the three months ended March 31, 2007 and 2006 were $177 thousand and $103 thousand, respectively. Wealth Division revenue in 2006 included $403 thousand from this customer. Wealth Division assets under management and administration, not included in the consolidated balance sheet, associated with this customer were $413 million and $412 million as of March 31, 2007 and December 31, 2006, respectively.

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

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	changes in accounting requirements or interpretations;

•	changes in laws, regulatory guidance or legislation in income and non-income taxes;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

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

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan and lease losses and estimates in the value of collateral, and various financial assets and liabilities;

•	technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to its customers through eight full service branches and seven retirement community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ Global Market (“NASD”) under the symbol BMTC.

The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

The Corporation competes in a highly competitive market area and includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Committee (“SEC”), NASD, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking.

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

The allowance for loan and lease losses involves a higher degree of judgment and complexity than other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by Management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans and leases, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions, international events, and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods.

Other significant accounting policies are presented in Note 1 to the Corporation’s audited consolidated financial statements filed as part of the 2006 Annual Report on Form 10-K. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

Executive Overview

The Corporation reported first quarter 2007 diluted earnings per share of $0.46, an increase of $0.10 or 27.8% compared to $0.36 in the same period of 2006. Net income for the first quarter of 2007 was $3.976 million, an increase of 26.8% or $840,000, compared to $3.136 million in last year’s first quarter. The primary factor contributing to the increase in earnings for the first quarter of 2007 compared to the same period last year was a $0.10 per diluted share or an $866,000 after tax gain on the sale of real estate that previously served as the Bank’s Wynnewood branch location. Excluding the real estate gain, first quarter 2007 diluted earnings per share and net income were $0.36 per share and $3.110 million, respectively, essentially unchanged from first quarter 2006 results but in line with management’s expected internal projections.

Having anticipated a large one-time gain on the sale of real estate during this first quarter, the Corporation began a number of initiatives in the latter part of 2006. All of these initiatives are expected to be dilutive to earnings in 2007. They include the formation of an equipment leasing company, the start-up of a loan production office in West Chester, the opening of our new Ardmore Office and the re-tooling of our Wealth Services area. In addition, on May 1, 2007, the Bank is starting a Private Banking Group to better meet the needs of the Bank’s most affluent clients. These initiatives are expected to be accretive to earnings in 2008.

Additionally, first quarter 2007 results reflect the continued unfavorable interest rate environment as net interest income grew only $195,000 or 2.4% from the first quarter of 2006 and actually decreased $49,000 or 0.6% from the fourth quarter of 2006.

Return on average equity (ROE) and return on average assets (ROA) for the quarter ended March 31, 2007 were 19.36% (15.15% excluding the real estate gain) and 2.03% (1.59% excluding the real estate gain), respectively. ROE was 16.27% and ROA was 1.83% for the same period last year. The tax equivalent net interest margin for the first quarter of 2007 was 4.65% compared with 5.22% in the first quarter of 2006. This decrease reflects the Corporation’s need to fund earning asset growth in 2007 with wholesale funding at a rate of 5.42% and a continued change in deposit mix which is discussed later in this document. The net interest margin of 4.65% for the first quarter of 2007 is unchanged from the fourth quarter of 2006, reflecting higher earning asset yields provided by the leasing company, offset by higher funding costs.

Total portfolio loans and leases at March 31, 2007 were $691.5 million, an increase of $84.9 million or 14.0% from $606.6 million at March 31, 2006 and an increase of $10.2 million or 6.0% (annualized) from year end balances of $681.3 million. Leases at March 31, 2007 of $16.9 million were 2.4% of total portfolio loans and leases. The lease portfolio is presently growing at a rate of over $3 million per month. Credit quality on the entire loan and lease portfolio continues to be very strong as nonperforming loans and leases of $417,000 represents less than 0.07% of total loans and leases. The Corporation expects lease charge-offs to increase as the lease portfolio matures and grows over the next two years. However, lease charge-offs are expected to be below industry norms as the Corporation has an experienced underwriting team, the lease portfolio is geographically diverse, and the average customer exposure is less than $25,000. At March 31, 2007, the allowance for loan and lease losses of $8.366 million represents 1.21% of portfolio loans and leases compared with 1.19% at December 31, 2006.

Total liabilities declined $18.9 million from $744.2 million at December 31, 2006 to $725.3 million at March 31, 2007. This decline was driven by a decrease in deposits of $50.2 million or 7.0% over the past three months to $664.3 million at March 31, 2007 from $714.5 million at December 31, 2006 partially offset by an increase in borrowed funds of $30 million. The decrease in deposits is primarily due to the competitive environment for retaining and gathering deposits and the larger deposit inflows of approximately $35.0 million that temporarily boosted year-end deposits. The decline is concentrated in savings, NOW and market rate accounts which decreased $16.4 million or 5.5% to $279.1 million from $295.5 million at December 31, 2006.

The Corporation’s plans to increase core funding include the opening of a West Chester Branch location in 2008, the refurbishment of the Wayne branch location in the Fall of 2007 and the introduction of “Easy Banking”, a remote capture product that allows high volume commercial customers to electronically transmit their check deposits from their office. Once implemented, these plans should have a positive impact on deposit growth over the next few years.

On May 1, 2007 a significant Wealth Division customer announced its intention to be acquired by a financial institution. The acquiring financial institution provides wealth management services similar to that of the Corporation’s Wealth Management Division. The press release announcing this transaction anticipates completion during the fourth quarter of 2007.

Revenues from this customer for the three months ended March 31, 2007 and 2006 were $177 thousand and $103 thousand, respectively. Wealth Division revenue in 2006 includes $403 thousand from this customer. Wealth Division assets under management and administration, not included in the consolidated balance sheet, associated with this customer were $413 million and $412 million as of March 31, 2007 and December 31, 2006, respectively.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2007 and 2006 are shown in the table below:

	2007*	Three Months Ended March 31,
		2007	2006
Return on Average Equity (ROE)	15.15%	19.36%	16.27%
Return on Average Assets (ROA)	1.59%	2.03%	1.83%
Efficiency Ratio	63.96%	58.08%	61.39%
Net Interest Margin	4.65%	4.65%	5.22%
Diluted Earnings Per Share	$0.36	$0.46	$0.36
Dividend Per Share	$0.12	$0.12	$0.11

*	The ratios are also presented for the three months ended March 31, 2007 excluding the gain on sale of real estate.

	March 31 2007	December 31 2006	March 31 2006
Book Value Per Share	$9.97	$9.62	$9.29
Allowance for Loan and lease losses as a Percentage of Loans	1.21%	1.19%	1.25%

Reconciliation of Non-GAAP Information for the three months ended March 31, 2007

See the table below for a reconcilement of GAAP net income, diluted earnings per share, non-interest income, return on equity, return on assets and the efficiency ratio to comparable data that excludes the gain on sale of real estate. Management believes that the presentation provides useful supplemental information essential to the proper understanding of the operating results of the Corporation’s core business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies.

(dollars in thousands, except per share data)

	Net Income		Change		Non-interest Income		Change
	2007	2006	Dollars	Percentage	2007	2006	Dollars	Percentage
As reported (GAAP)	$3,976	$3,136	$840	26.8%	$6,146	$4,599	$1,547	33.6%
Non-GAAP adjustment[1]	(866)	—	(866)	(27.6)%	(1,333)	—	(1,333)	(29.0)%
Adjusted (Non-GAAP)	$3,110	$3,136	$(26)	(0.8)%	$4,813	$4,599	$214	4.7%

	Diluted Earnings Per Share		Change		Return on Equity		Return on Assets
	2007	2006	Dollars	Percentage	2007	2006	2007	2006
As reported (GAAP)	$0.46	$0.36	$0.10	27.8%	19.36%	16.27%	2.03%	1.83%
Non-GAAP adjustment[1]	(0.10)	—	(0.10)	(27.8)%	(4.21)%	—	(0.44)%	—
Adjusted (Non-GAAP)	$0.36	$0.36	—	(0.0)%	15.15%	16.27%	1.59%	1.83%

	Efficiency Ratio
	2007	2006
As reported (GAAP)	58.08%	61.39%
Non-GAAP adjustment[1]	5.88%	—
Adjusted (Non-GAAP)	63.96%	61.39%

[1]

The non-GAAP adjustment in 2007 represents the reduction of the effect of the after tax gain on sale of real estate of $866,000. The gain was calculated as the excess of the net sale proceeds over net book value, less income taxes.

The table below reconciles the segment pretax profit to comparable data that excludes the gain on sale of real estate. Management believes that the presentation provides useful supplemental information essential to the proper understanding of the operation results of the Corporation’s segments. These disclosures should not be viewed as or substituted for operating results determined in accordance with GAAP.

(Dollars in thousands)	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Segment pretax profit (loss) (GAAP)	$4,235	$1,593	$202	$(193)	$5,837

% of segment pretax profit (loss) (GAAP)	72.6%	27.3%	3.5%	(3.3)%	100%

Segment pretax profit (loss) - excluding gain on sale of real estate (Non-GAAP)	$2,902	$1,593	$202	$(193)	$4,504

% of segment pretax profit (loss) – excluding gain on sale of real estate (Non-GAAP)	64.4%	35.4%	4.5%	(4.3)%	100%

	2006
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Segment pretax profit (loss) (GAAP)	$3,012	$1,471	$206	$92	$4,781

% of segment pretax profit (loss) (GAAP)	63.0%	30.8%	4.3%	(1.9)%	100.0%

Components of Net Income

Net income is affected by five major elements: Net Interest Income or the difference between interest income earned on loans and investments and interest expense paid on deposit and borrowed funds; the Provision for Loan and Lease Losses or the amount added to the allowance for loan and lease losses to provide reserves for inherent losses on loans and leases; Non-Interest Income which is made up primarily of certain fees, trust income, residential mortgage activities and gains and losses from the sale of securities; Non-Interest Expenses which consist primarily of salaries, employee benefits and other operating expenses; and Income Taxes. Each of these major elements will be reviewed in more detail in the following discussion.

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

The tax equivalent net interest income for the three months ended March 31, 2007 of $8.475 million was $215 thousand or 2.6% higher than the net interest income for the same period in 2006 of $8.260 million. The analyses below indicate that increased loan volume was the primary driver of the increase in net interest income. However, the growth in interest income was partially offset by an increase in interest expense as the deposit mix continues to shift to higher rate products and the Corporation is using more wholesale certificates of deposit as a source of funding. Average earning assets increased $96.4 million or 15.0% in the first quarter of 2007 compared to the same period in 2006.

Average loans grew $90.0 million or 15% while investments increased $10.0 million or 26.9% over 2006. The average earning asset yield during the first quarter of 2007 of 6.93% was 35 basis points higher than the 6.58% during the same period in 2006 as rates and volume increased. The rate paid on average interest bearing liabilities of 3.08% in 2007 was 116 basis points higher than the 1.92% in 2006 due to the payment of higher rates on interest bearing deposits and the increase in wholesale CD’s. Average time deposits increased 30.0% in the first quarter of 2007 compared to the same period in 2006, while savings, NOW and money market accounts decreased 7.7% during the same time period.

The rate volume analysis in the table below analyzes dollar changes in the components (interest income and interest expense) of tax equivalent net interest income for the quarter ended March 31, 2007 compared to March 31, 2006 broken out by rate and volume.

Rate /Volume Analysis on a tax equivalent basis

(in thousands) Increase/(Decrease)	Three Months Ended March 31, 2007 Compared to 2006
	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$1	$—	$1
Federal funds sold	(38)	6	(32)
Investment securities available for sale	95	126	221
Loans	1,511	495	2,006

Total interest income	1,569	627	2,196

Interest expense:
Savings, NOW and market rate accounts	(64)	241	177
Wholesale deposits	422	—	422
Time deposits	388	495	883
Borrowed funds	436	63	499

Total interest expense	1,182	799	1,981

Interest differential	$387	$(172)	$215

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the Three Months ended March 31,
	2007			2006
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$486	$6	5.01%	$439	$5	4.62%
Federal funds sold	2,597	34	5.31%	6,161	66	4.34%
Investment securities available for sale:
Taxable	42,023	529	5.11%	32,053	306	3.87%
Tax-exempt	5,006	58	4.70%	5,014	60	4.85%

Total investment securities	47,029	587	5.06%	37,069	366	4.00%

Loans and leases (1) (2)	688,616	11,993	7.06%	598,663	9,987	6.77%

Total interest earning assets	738,728	12,620	6.93%	642,332	10,424	6.58%
Cash and due from banks	24,766			24,332
Allowance for loan and lease losses	(8,254)			(7,524)
Other assets	38,297			35,819

Total assets	$793,537			$694,959

Liabilities:
Savings, NOW and market rate accounts	$281,373	$998	1.44%	$304,942	$821	1.09%
Wholesale deposits	31,573	422	5.42%	—	—	—
Time deposits	191,838	2,184	4.62%	147,610	1,301	3.57%

Total interest-bearing deposits	504,784	3,604	2.90%	452,552	2,122	1.90%
Borrowed funds	40,363	541	5.44%	3,544	42	4.81%

Total interest-bearing liabilities	545,147	4,145	3.08%	456,096	2,164	1.92%
Noninterest-bearing demand deposits	149,420			147,274
Other liabilities	15,704			13,419

Total noninterest-bearing liabilities	165,124			160,693

Total liabilities	710,271			616,789
Shareholders’ equity	83,266			78,170

Total liabilities and shareholders’ equity	$793,537			$694,959

Net interest spread			3.85%			4.66%
Effect of noninterest-bearing sources			.80%			0.56%

Net interest income/ margin on earning assets		$8,475	4.65%		$8,260	5.22%

Tax equivalent adjustment		$99	0.05%		$79	0.05%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and loans and leases held for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin decreased 57 basis points to 4.65% in the first quarter of 2007 from 5.22% in the same period last year. The yield on earning assets increased due to an increase in market rates and the impact of higher yielding leases. Conversely, the cost of interest bearing deposits increased more than the yield on earning assets, a result of the increasing rate environment and the need to remain competitive with pricing in order to be successful in deposit retention and gathering. The impact of the increasing cost of deposits for the first quarter of 2007 was offset by higher asset yields when compared to the fourth quarter of 2006, resulting in no change in the net interest margin. The net interest margin and related components for the past five linked quarters are as follows:

Year	Quarter	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
2007	1st	6.93%	3.08%	3.85%	0.80%	4.65%
2006	4th	6.85%	2.99%	3.86%	0.79%	4.65%
2006	3rd	6.82%	2.80%	4.02%	0.76%	4.78%
2006	2nd	6.72%	2.35%	4.37%	0.67%	5.04%
2006	1st	6.58%	1.92%	4.66%	0.56%	5.22%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. Management’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and repricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offering of loan and deposit terms and through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

Summary of Interest Rate Simulation

(dollars in thousands)	March 31, 2007
	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+200 basis points	$756	2.00%
+100 basis points	$436	1.15%
-100 basis points	$(459)	(1.21)%
-200 basis points	$(928)	(2.46)%

The interest rate simulation above indicates that the Corporation’s balance sheet as of March 31, 2007 is asset sensitive meaning that an increase in interest rates should increase net interest income and a decline in interest rates will cause a decline in net interest income over the next 12 months. The asset sensitivity position has been reduced over the past year with the addition of fixed rate commercial loans, residential mortgages and mortgage-backed securities to the asset mix. Additionally, the Corporation purchased a $25 million three-year interest rate floor in April, 2006 to mitigate the impact on earnings of declining rates over the next three years.

GAP Report

The table below indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term if interest rates rise. The converse is also true.

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of March 31, 2007:

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$407	$—	$—	$—	$—	$407
Federal funds sold	7,885	—	—	—	—	7,885
Investment securities	6,761	9,092	19,492	10,427	—	45,772
Loans and leases(1)	271,085	61,067	270,069	96,776	—	698,997
Allowance	(299)	(896)	(4,781)	(2,390)	—	(8,366)
Cash and due from banks	—	—	—	—	25,114	25,114
Other assets	—	—	136	400	40,577	41,113

Total assets	$285,839	$69,263	$284,916	$105,213	$65,691	$810,922

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$31,686	$19,143	$102,097	$—	$—	$152,926
Savings, NOW and market rate	46,455	39,441	149,199	44,022	—	279,117
Time deposits	119,212	104,001	8,900	124	—	232,237
Borrowed funds	15,000	30,000	—	—	—	45,000
Other liabilities	—	—	—	—	16,061	16,061
Shareholders’ equity	3,056	9,169	48,903	24,453	—	85,581

Total liabilities and shareholders’ equity	$215,409	$201,754	$309,099	$68,599	$16,061	$810,922

Interest earning assets	$286,138	$70,159	$289,561	$107,203	—	$753,061
Interest bearing liabilities	180,667	173,442	158,099	44,146	—	556,354

Difference between interest earning assets and interest bearing liabilities	$105,471	$(103,283)	$131,462	$63,057	$—	$196,707

Cumulative difference between interest earning assets and interest bearing liabilities	$105,471	$2,188	$133,650	$196,707	$—	$196,707

Cumulative earning assets as a % of cumulative interest bearing liabilities	158%	101%	126%	135%	—	—

(1)	Loans include portfolio loans and loans and leases held for sale.

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

The Corporation’s allowance for loan and lease losses is the accumulation of four components that are calculated based on various independent methodologies. All components of the allowance for loan and lease losses are estimations. Management discusses these estimates earlier in this document under the heading of “Critical Accounting Policies, Judgments and Estimates”. The four components are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of larger classified loans and leases

•	Historical Charge-Off Component – Applies a five year historical charge-off rate to pools of non-classified loans and leases

•

Additional Factors Component – The loan portfolio is broken down into multiple homogenous subclassifications upon which multiple factors (such as delinquency trends, economic conditions, loan terms, and regulatory environment) are evaluated resulting in an allowance amount for each of the subclassifications. The sum of these amounts equals the Additional Factors Component.

•	Unallocated Component – This amount represents a general reserve against all loans and leases.

Asset Quality and Analysis of Credit risk

Asset quality remains strong at March 31, 2007 as nonperforming loans as a percentage of total loans were 6 basis points. This compares with 12 basis points at December 31, 2006 and 13 basis points at March 31, 2006. The allowance for loan and lease losses as a percentage of total loans was 1.21% at March 31, 2007 compared with 1.19% at December 31, 2006 and 1.25% at March 31, 2006. The provision for loan and lease losses in the first quarter of 2007 was $250 thousand, compared to $154 thousand in the same period last year. The Corporation expects lease charge-offs to increase as the lease portfolio matures and grows over the next two years. However, lease charge-offs are expected to be below industry norms as the Corporation has an experienced underwriting team, the lease portfolio is geographically diverse, and the average customer exposure is less than $25,000.

Additional factors considered by management during the first quarter of 2007 were national delinquency trends in sub-prime mortgages. The Corporation has no exposure to sub-prime mortgage loans.

Non Performing Assets and Related Ratios

(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Non-accrual loans	$371	$704	$773
Loans 90 days or more past due	46	119	5

Total non performing loans	417	823	778
Other real estate owned (“OREO”)	561	$—	25

Total non performing assets	$978	$823	$803

Allowance for loan and lease losses to non performing assets	855.4%	986.9%	942.8%
Allowance for loan and lease losses to non performing loans and leases	2,006.2%	986.9%	973.1%
Non performing loans and leases to total portfolio loans	0.06%	.12%	0.13%
Allowance for loan losses to portfolio loans	1.21%	1.19%	1.25%
Non performing assets to assets	0.12%	0.10%	0.11%
Period end portfolio loans	$691,549	$681,291	$606,578
Average portfolio loans (quarterly average)	$684,870	$669,036	$595,446
Allowance for loan and lease losses	$8,366	$8,122	$7,571

Summary of Changes in the Allowance For Loan and lease losses

	Three Months Ended March 31,		Year Ended December 31, 2006
(dollars in thousands)	2007	2006
Balance, beginning of period	$8,122	$7,402	$7,402
Charge-offs:
Consumer	(10)	(10)	(31)
Commercial and industrial	—	—	—
Real estate	—	—	(120)

Total charge-offs	(10)	(10)	(151)
Recoveries:
Consumer	4	23	34
Commercial and industrial		2	3
Real estate	—	—	2

Total recoveries	4	25	39

Net (charge-offs) / recoveries	6	15	(112)

Provision for loan and lease losses	250	154	832

Balance, end of period	$8,366	$7,571	$8,122

NON-INTEREST INCOME

Three months ended March 31, 2007 Compared to March 31, 2006

Non-interest income for the first quarter of 2007 excluding the $1.333 million (pre-tax) real estate gain, was $4.813 million, an increase of $214,000 or 4.7% over the $4.599 million in the first quarter of 2006. The primary factor for this increase was first quarter Wealth Division revenue of $3.287 million which was $167,000 or 5.4% higher than the same period last year. The Corporation is investing in additional personnel and service enhancements in the Wealth Division with the goal of stronger revenue growth. Wealth Management assets under management and administration were $2.522 billion at March 31, 2007 compared to $2.262 billion at March 31, 2006. A slight improvement in mortgage loan sale revenue due to increased sales also contributed to the growth in non-interest income. See the last two paragraphs in the Executive Summary regarding a large Wealth Division customer.

NON-INTEREST EXPENSE

Three months ended March 31, 2007 Compared to March 31, 2006

Non-interest expense for the first quarter of 2007 was $8.435 million, an increase of $590,000 or 7.5% over $7.845 million in the first quarter of 2006. This increase is due to several factors including staffing costs relating to the leasing company and the West Chester loan production office, annual merit increases, the opening of the Ardmore branch and increased advertising costs due to timing and professional fees, specifically consulting and audit fees. The increase in professional fees is related to the adoption of new accounting standards. The costs of the Wealth Division and Private Banking Group initiatives will be phased in over the second and third quarters of 2007. Fourth quarter 2006 non-interest expense was $7.846 million.

INCOME TAXES

Income taxes from operations for the three months ended March 31, 2007 were $1.861 million compared to $1.645 million for the same period in 2006. This represents an effective tax rate for the three months ended March 31, 2007 of 31.9% and an effective tax rate of 34.4% for the same period in 2006. The decrease in the effective tax rate is due an immaterial over-accrual of taxes in the fourth quarter of 2006 that was applied against the current quarter’s provision.

BALANCE SHEET ANALYSIS

Total assets decreased $15.8 million or 1.9% from $826.7 million as of December 31, 2006 to $810.9 million as of March 31, 2007. This decrease is related to a decline in cash and cash equivalents of $28.6 million from December 31, 2006 to March 31, 2007. The decrease in cash and cash equivalents is due to the short term inflows of certain deposit accounts at year end 2006. Partially offsetting this decline was an increase in portfolio loans of $10.2 million or 1.5% from $681.3 as of December 31, 2006 to $691.5 million as of March 31, 2007.

Average loans for the first quarter of 2007 increased $15.9 million or 2.4% to $684.9 million compared to $669.0 million in the fourth quarter of 2006.

The table below compares portfolio loans and leases outstanding at March 31, 2007 and December 31, 2006. The increase in leases of $9.9 million is the primary reason for the increase in total loans and leases of $10.2 million. The Corporation continues to focus its business development efforts on building banking relationships with privately held businesses, non-profits, high quality residential builders and owners of commercial real estate.

Total portfolio loans outstanding are detailed by category as follows:

	March 31, 2007	December 31, 2006	Change
(dollars in millions)			Dollars	Percentage
Real estate loans:
Commercial mortgage loans	$200.1	$198.4	$1.7	0.9%
Home equity lines and loans	107.5	113.1	(5.6)	(4.9)%
Residential mortgage loans	105.1	103.6	1.5	1.5%
Construction loans	74.3	74.8	(0.5)	(0.7)%
Commercial and industrial loans	179.5	175.3	4.2	2.4%
Consumer loans	8.1	9.1	(1.0)	(11.0)%
Leases	16.9	7.0	9.9	141.4%

Total portfolio loans and leases	$691.5	$681.3	10.2	1.5%

Quarterly average portfolio loans and leases	$684.9	$669.0	15.9	2.4%

Total liabilities declined $18.9 million from $744.3 million at December 31, 2006 to $725.3 million at March 31, 2007. This decline is driven by a decrease in deposits of $50.2 million or 7.0% over the past three months to $664.3 million at March 31, 2007 from $714.5 million at December 31, 2006 partially offset by an increase in borrowed funds of $30 million. The decrease in deposits is primarily due to the competitive environment for retaining and gathering deposits and the larger deposit inflows of approximately $35.0 million that temporarily boosted year-end deposits. The decline is concentrated in savings, NOW and market rate accounts which decreased $16.4 million or 5.5% to $279.1 million from $295.5 million at December 31, 2006.

Average deposits for the first quarter of 2007 increased $4.4 million or 0.7% to $654.2 million compared to $649.8 million in the fourth quarter of 2006.

Deposits and borrowings at March 31, 2007 and December 31, 2006 are as follows:

(dollars in millions)	March 31, 2007	December 31, 2006	Change
			Dollars	Percentage
Non-interest bearing demand	$152.9	$198.5	$(45.6)	(23.0)%
Savings, NOW and market rate accounts	279.1	295.5	(16.4)	(5.5)%
Non-wholesale time deposits	167.0	170.5	(3.5)	(2.0)%
Time deposits from brokers	30.3	20.0	10.3	51.5%
Time deposits from public fund sources	35.0	30.0	5.0	16.7%

Total deposits	664.3	714.5	(50.2)	(7.0)%
Fed funds purchased	15.0	—	15.0	100.0%
FHLB advances	30.0	15.0	15.0	100.0%

Borrowed funds	45.0	15.0	30.0	200.0%
Total deposits and borrowings	$709.3	$729.5	$(20.2)	(2.8)%

Quarterly average deposits	$654.2	$649.8	4.4	0.7%
Quarterly average borrowings	40.4	35.7	4.7	13.2%

Quarterly average deposits and borrowings	$694.6	$685.5	$9.1	1.3%

Residential Mortgage Segment Activity

	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006	2nd Qtr 2006	1st Qtr 2006
Residential loans held in portfolio *	$105,065	103,572	107,021	108,820	106,196

Mortgage originations	28,271	23,030	37,860	31,966	34,451

Mortgage loans sold:
Servicing retained	4,831	4,242	6,043	3,615	7,010
Servicing released	14,844	15,320	10,867	13,127	7,436

Total mortgage loans sold	19,675	19,562	16,910	16,742	14,446

Servicing retained %	24.6%	21.7%	35.7%	21.6%	48.5%
Servicing released %	75.4%	78.3%	64.3%	78.4%	51.5%

Loans serviced for others *	377,512	382,141	385,861	395,091	409,429

Mortgage servicing rights *	2,847	2,941	2,934	2.887	2,980

Gain on sale of loans	280	182	268	254	250

Loan servicing and late fees	280	283	271	282	290

Amortization of MSRs	$92	90	88	84	$86

Basis point yield on loans sold	142bp	93bp	158bp	152bp	173bp

*	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $85.6 million or 10.6% of total assets, as of March 31, 2007, compared to $82.3 million or 10.0% of total assets, as of December 31, 2006. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2007 and December 31, 2006:

	Ratio	Minimum Ratio to be Well Capitalized
March 31, 2007:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.57%	10%
Bank	11.70%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.49%	6%
Bank	10.65%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	11.34%	5%
Bank	10.50%	5%
December 31, 2006:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.46%	10%
Bank	11.60%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.38%	6%
Bank	10.53%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	11.04%	5%
Bank	10.20%	5%

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

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, and purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB, purchasing wholesale certificates of deposit and selling securities as its secondary sources. Availability with the FHLB was approximately $246 million as of March 31, 2007. Overnight Fed Funds lines consist of lines from six banks totaling $68.0 million. Quarterly, ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors. As of March 31, 2007, the Bank had $15 million in overnight fed funds borrowings and $30 million in FHLB advances. Alternative funding sources are being investigated to offset the results of the competitive environment that exists for core deposit gathering.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2007 were $330.0 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2007 amounted to $7.9 million.

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

Contractual Cash Obligations of the Corporation as of March 31, 2007:

(In thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$432,043	$432,043	—	—	—
Wholesale and time deposits	232,237	223,213	8,366	534	124
Operating leases	21,925	905	1,820	1,782	17,418
Purchase obligations	3,982	1,798	1,759	425	—
Non-discretionary pension contributions	—	—	—	—	—

Total	$690,187	$657,959	$11,945	$2,741	$17,542

Section 404 of Sarbanes Oxley Act of 2002

The Corporation and its Management completed compliance procedures relating to Section 404 of the Sarbanes Oxley Act of 2002 (“SOX 404”) for the fiscal year ended December 31, 2006 as documented in the Corporation’s Form 10-K. Management continues to devote considerable effort in 2007 to assure continued compliance with all aspects of SOX 404.

The PCAOB and SEC have issued a draft of management standards pertaining to management’s evaluation of controls over financial reporting, along with a new auditing standard. Since these new standards are still in draft form, the Corporation is unable to determine what impact they may have on the Corporation’s SOX 404 compliance procedures.

Other Information

•	Branch Office Expansion

During the first quarter of 2004 and the second quarter of 2005, the Corporation opened full service branch bank offices in Newtown Square and Exton, PA, respectively. In January of 2007, the Corporation’s Wynnewood branch was closed and customer accounts were transferred to the new Ardmore branch office. As discussed earlier, the Wynnewood branch real estate was sold during the first quarter of 2007. The Corporation hopes to break ground for construction of a West Chester, PA branch site later this year. The Corporation anticipates measured expansion of its branch footprint over the next few years.

•	Regulatory Matters and Pending Legislation

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

In February, 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005 (FDIRA-2005”). This legislation will merge the Bank Insurance Fund and the Savings Association Insurance Fund into one fund, increase insurance coverage for retirement accounts to $250,000, adjust the maximum deposit insurance for inflation after March 31, 2010 and give the FDIC greater flexibility in setting insurance assessments. As part of the FDIRA-2005, the Corporation’s primary operating subsidiary, the Bank, has been granted a one-time credit of approximately $409 thousand for utilization against future FDIC insurance premiums. The FDIC announced that 2007 assessments will range from 5 to 7 basis points for well capitalized institutions with composite regulatory examination ratings of one or two. The Corporation anticipates that the $409 thousand credit will offset all of the 2007 premium assessment and a significant portion of the 2008 assessment. The actual assessment for the first quarter of 2007 will be issued by the FDIC on or around June 15, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There has been no material change in the Corporation’s assessment of its sensitivity to market risks since its presentation in the 2006 Annual Report on Form 10-K filed with the SEC.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Corporation’s 2006 Annual Report on Form 10-K.

ITEM 2.

The following tables present the shares repurchased by the Corporation during the first quarter of 2007 (1) (2) :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2007 – January 31, 2007	1,403	$24.10	1,403	308,597
February 1, 2007 – February 28, 2007	2,978	$23.34	1,650	306,947
March 1, 2007 – March 31, 2007	24,042	$23.43	23,234	283,713

Total	28,423	$23.45	26,287	283,713

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million and terminated the 2003 Program. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	In February and March 2007, 1,328 and 808 shares, respectfully, were purchased by the Corporation’s Thrift Plan and Deferred Compensation plans through open market transactions by the Corporation’s Wealth Management Division investment personnel.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: May 10, 2007	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: May 10, 2007	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits

a) Exhibits

Exhibit 10.1	-Bryn Mawr Bank Corporation Long Term Incentive Plan (“LTIP”) Approved by the Shareholders of the Corporation on April 25, 2007 filed herewith.

Exhibit 31.1	-Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2	-Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1	-Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q