Form 10-Q
period 2007-06-30
BRYN MAWR BANK CORP
filed 2007-08-07
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended June 30 , 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common Stock, par value $1	8,518,634

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands, except per share data)	2007	2006	2007	2006
Net interest income:
Interest income and fees:
Loans and leases	$12,673	$10,616	$24,583	$20,543
Federal funds sold	14	18	48	84
Interest bearing deposits with banks	7	8	14	13
Investment securities	556	456	1,126	803

Total interest income	13,250	11,098	25,771	21,443
Interest expense:
Savings, NOW, and market rate accounts	977	914	1,974	1,735
Time deposits	1,982	1,584	4,166	2,862
Wholesale deposits	1,132	82	1,554	105
Borrowed funds	645	215	1,187	257

Total interest expense	4,736	2,795	8,881	4,959

Net interest income	8,514	8,303	16,890	16,484
Loan and lease loss provision	240	209	490	363

Net interest income after loan and lease loss provision	8,274	8,094	16,400	16,121

Non-interest income:
Fees for wealth management services	3,423	3,048	6,710	6,168
Service charges on deposit accounts	356	397	716	776
Loan servicing and other fees	277	282	557	572
Net gain on sale of loans	259	254	539	504
Net gain on sale of OREO	110	—	110	—
Net gain on sale of real estate	—	—	1,333	—
BOLI income	84	—	84	—
Other operating income	555	594	1,161	1,154

Total non-interest income	5,064	4,575	11,210	9,174

Non-interest expenses:
Salaries and wages	3,981	3,834	8,029	7,663
Employee benefits	1,057	1,131	2,278	2,449
Occupancy and bank premises	712	642	1,398	1,266
Furniture, fixtures, and equipment	513	476	1,020	958
Advertising	355	273	671	473
Amortization of mortgage servicing rights	77	84	169	170
Professional fees	470	209	871	506
Other operating expenses	1,588	1,253	2,752	2,262

Total non-interest expenses	8,753	7,902	17,188	15,747

Income before income taxes	4,585	4,767	10,422	9,548
Income taxes	1,494	1,630	3,355	3,275

Net income	$3,091	$3,137	$7,067	$6,273

Basic earnings per share	$0.36	$0.37	$0.83	$0.73
Diluted earnings per share	$0.36	$0.36	$0.81	$0.72
Dividends declared per share	$0.12	$0.11	$0.24	$0.22
Weighted-average basic shares outstanding	8,542,066	8,577,365	8,558,527	8,574,038
Dilutive potential common shares	112,040	113,690	116,727	110,676

Weighted-average dilutive shares outstanding	8,654,106	8,691,055	8,675,254	8,684,714

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(dollars in thousands, except per share data)	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$22,533	$61,473
Interest bearing deposits with banks	520	532
Federal funds sold	2,500	—

Total cash and cash equivalents	25,553	62,005
Investment securities available for sale, at fair value (amortized cost of $45,406 and $48,632 as of June 30, 2007 and December 31, 2006, respectively)	44,817	48,232
Loans held for sale	6,535	3,726
Portfolio loans and leases	739,660	681,291
Less: Allowance for loan and lease losses	(8,605)	(8,122)

Net portfolio loans and leases	731,055	673,169

Premises and equipment, net	16,625	16,571
Accrued interest receivable	4,154	4,232
Deferred income taxes	3,400	2,946
Mortgage servicing rights	2,812	2,883
Bank Owned Life Insurance (“BOLI”)	15,084	—
Other assets	14,535	12,896

Total assets	$864,570	$826,660

Liabilities
Deposits:
Noninterest-bearing demand	$154,238	$198,546
Savings, NOW and market rate accounts	266,610	295,521
Time deposits	186,045	170,446
Wholesale deposits	121,750	49,976

Total deposits	728,643	714,489

Borrowed funds	35,100	15,000
Accrued interest payable	4,095	4,346
Other liabilities	10,475	10,442

Total liabilities	778,313	744,277

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,426,882 and 11,373,182 shares as of June 30, 2007 and December 31, 2006 respectively and outstanding of 8,532,580 and 8,562,209 shares as of June 30, 2007 and December 31, 2006, respectively	11,427	11,373
Paid-in capital in excess of par value	11,564	10,598
Accumulated other comprehensive income, net of taxes	(4,561)	(4,450)
Retained earnings	97,118	92,106

	115,548	109,627
Less: Common stock in treasury at cost — 2,894,302, and 2,810,973 shares as of June 30, 2007 and December 31, 2006 respectively	(29,291)	(27,244)

Total shareholders’ equity	86,257	82,383

Total liabilities and shareholders’ equity	$864,570	$826,660

Book value per share	$10.11	$9.62

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended June 30
(dollars in thousands)	2007	2006
Operating activities:
Net income	$7,067	$6,273
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	490	363
Provision for depreciation and amortization	775	732
Loans originated for resale	(45,073)	(34,532)
Proceeds from loans sold	42,803	31,432
Gain on sale of loans	(539)	(504)
Gain on sale of real estate	(1,333)	—
Provision for deferred income taxes (benefit)	(388)	(849)
Change in income tax payable/receivable	528	—
Change in accrued interest receivable	78	(258)
Change in accrued interest payable	(251)	793
Change in mortgage servicing rights, net	71	41
Other, net	(2,277)	(3,319)

Net cash provided by operating activities	1,951	172

Investing activities:
Purchases of investment securities	(421)	(16,306)
Proceeds from maturity of investment securities and mortgage-backed securities pay downs	3,655	—
Proceeds from calls of investment securities	—	3,586
Proceeds from sale of real estate	1,850	—
Purchase of Bank Owned Life Insurance (“BOLI”)	(15,000)
Net portfolio loan and lease (originations) repayments	(58,377)	(44,453)
Net change in premises and equipment	(1,292)	(634)
Sale of other real estate owned (“OREO”)	110	25

Net cash used by investing activities	(69,475)	(57,782)

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	(73,219)	(44,387)
Change in time deposits	15,599	12,707
Change in wholesale deposits	71,774	29,951
Dividends paid	(2,054)	(1,887)
Change in borrowed funds	20,100	22,700
Purchase of treasury stock	(2,088)	(1,405)
Tax benefit from exercise of stock options	168	191
Proceeds from exercise of stock options	792	1,269

Net cash provided by financing activities	31,072	19,139

Change in cash and cash equivalents	(36,452)	(38,471)
Cash and cash equivalents at beginning of period	62,005	66,642

Cash and cash equivalents at end of period	$25,553	$28,171

Supplemental cash flow information:
Cash paid during the year for:
Income taxes paid	$3,184	$3,810
Interest paid	$9,132	$4,166

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended June 30
(dollars in thousands)	2007	2006
Net income	$3,091	$3,137
Other comprehensive income:
Unrealized investment gains (losses) net of tax expense (benefit) $110 and $80, respectively	(205)	(149)
Change in unfunded pension liability, net of tax (benefit) expense of ($26) and $0, respectively	49	—

Total comprehensive income	$2,935	$2,988

	Six Months Ended June 30
(dollars in thousands)	2007	2006
Net income	$7,067	$6,273
Other comprehensive income:
Unrealized investment gains (losses) net of tax expense (benefit) $67 and $161, respectively	(122)	(300)
Change in unfunded pension liability, net of tax (benefit) expense of ($6) and $0, respectively	11	—

Total comprehensive income	$6,956	$5,973

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

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

The results of operations for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands, except per share data)	2007	2006	2007	2006
Numerator:
Net income available to common shareholders	$3,091	$3,137	$7,067	$6,273

Denominator for basic earnings per share – weighted average shares outstanding	8,542,066	8,577,365	8,558,527	8,574,038
Effect of dilutive potential common shares	112,040	113,690	116,727	110,676

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	8,654,106	8,691,055	8,675,254	8,684,714

Basic earnings per share	$0.36	$0.37	$0.83	$0.73
Diluted earnings per share	$0.36	$0.36	$0.81	$0.72
Antidilutive shares excluded from computation of average dilutive earnings per share	10,000	2,250	9,227	2,587

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

The Corporation’s stock-based compensation expense for the six months ended June 30, 2007 and 2006 was $16 thousand and $55 thousand, respectively. This expense had no material impact on earnings or diluted earnings per share in either period.

On April 25, 2007 the Shareholders approved the Corporation’s “2007 Long-Term Incentive Plan” (“LTIP”). The purpose of the LTIP is to promote the success and enhance the value of the Corporation by providing long term incentives to directors and employees of the Corporation. The LTIP is further intended to provide flexibility to the Corporation by increasing its ability to motivate, attract and retain employees and directors upon whose judgment, interest and special efforts enhance the Corporation’s successful operations. The Corporation’s LTIP permits the issuance of stock options, dividend equivalents, performance awards, stock appreciation rights, restricted stock and/or restricted stock units to employees and directors of the Corporation. A total of 428,996 shares of the Corporation’s common stock were made available by the Board of Directors in April, 2007 for grants of awards under the LTIP. As of June 30, 2007 there were 428,996 available for future grant.

The Corporation’s Stock Option Plan (“SOP”) permits the issuance of options to key employees and Directors to purchase shares of the Corporation’s common stock. A total of 431,143 shares were authorized in 2004 by the Board of Directors. As of June 30, 2007 there are 10,189 shares available for future grant. The option price is set at the closing price for the stock on the day preceeding issuance of grants as determined by the Corporation’s Board of Directors. Options granted may either be “incentive stock options” within the meaning of the Internal Revenue Code, or non-qualified options. The stock options are exercisable over a period determined by the Board of Directors; however, the option period will not be longer than ten years from the date of the grant. The vesting period of option grants issued is also determined by the Corporation’s Board of Directors. During 2007 all grants were issued with a three-year vesting period. The Corporation’s practice is to issue option related shares from authorized but unissued shares.

The following table provides information about options outstanding for the three-months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding March 31, 2007	747,650	$17.88	$3.88
Granted	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Exercised	7,450	15.43	3.14

Options outstanding June 30, 2007	740,200	$17.90	$3.89

The following table provides information about unvested options for the three-months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options March 31, 2007	15,375	$23.12	$6.54
Granted	—	—	—
Vested	1,208	21.83	5.90
Forfeited	—	—	—

Unvested options June 30, 2007	14,167	$23.23	$6.60

The following table provides information about options outstanding for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2006	789,900	$17.66	$3.81
Granted	4,000	23.77	6.82
Forfeited	—	—	—
Expired	—	—	—
Exercised	(53,700)	14.75	3.04

Options outstanding June 30, 2007	740,200	$17.90	$3.89

The following table provides information about unvested options for the six-months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2006	11,375	$22.89	$6.44
Granted	4,000	23.77	6.82
Vested	(1,208)	21.83	5.90
Forfeited	—	—	—

Unvested options June 30, 2007	14,167	$23.23	$6.60

The total not-yet-recognized compensation expense of unvested stock options is $ 80,000. This expense will be recognized over a weighted average period of 28 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Proceeds from strike price of value of options exercised	$792,000	$1,216,000
Related tax benefit recognized	168,000	191,000

Proceeds of options exercised	$960,000	$1,407,000

Intrinsic value of options exercised	$481,000	$546,000

The following table provides information about options outstanding and exercisable options at June 30, 2007:

	Outstanding	Exercisable
Number	740,200	726,033
Weighted average exercise price	$17.90	$17.80
Aggregate intrinsic value	$3,333,841	$3,332,477
Weighted average contractual term (in years)	6.1	6.0

For the six months ended June 30, 2007 the fair value of options granted was determined at the date of grant using the Black-Scholes Option Pricing Model and the following assumptions:

Expected average risk-free interest rate	5%
Expected average life (in years)	7
Expected volatility	23.90%
Expected dividend yield	2.02%

5. Pension and Other Post-Retirement Benefit Plans

The Corporation sponsors two pension plans; the qualified defined benefit pension plan (“QDBP”) and the non-qualified defined benefit pension plan (“SERP”). In addition, the Corporation also sponsors a post-retirement benefit plan (“PRBP”).

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months ended June 30, 2007 and 2006:

	For Three months Ended June 30
	Non-Qualified Defined Benefit Pension Plan		Qualified Defined Benefit Pension Plan		Post- Retirement Benefit Plan
	2007	2006	2007	2006	2007	2006
Service cost	$20	$9	$326	$314	$(1)	$3
Interest cost	29	25	451	409	10	35
Expected return on plan assets	—	—	(699)	(557)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	11	12	16	20	(34)	(34)
Amortization of net (gain) loss	12	—	128	141	(5)	51

Net periodic benefit cost	$72	$46	$222	$327	$(24)	$61

The following table provides a reconciliation of the components of the net periodic benefits cost for the six months ended June 30, 2007 and 2006:

	For Six months Ended June 30
	Non-Qualified Defined Benefit Pension Plan		Qualified Defined Benefit Pension Plan		Post- Retirement Benefit Plan
	2007	2006	2007	2006	2007	2006
Service cost	$30	$18	$626	$628	$2	$6
Interest cost	57	50	876	818	38	70
Expected return on plan assets	—	—	(1,274)	(1,114)	—	—
Amortization of transition obligation	—	—	—	—	13	12
Amortization of prior service costs	22	24	41	40	(69)	(68)
Amortization of net (gain) loss	13	—	228	282	29	102

Net periodic benefit cost	$122	$92	$497	$654	$13	$122

As stated in the Corporation’s 2006 Annual Report, the Corporation does not have any minimum funding requirement for its QDBP for 2007. The Corporation contributed $65 thousand during the first six months of 2007 and is expected to contribute approximately $130 thousand to the SERP plan for 2007. Additionally, the Corporation contributed $91 thousand to the PRBP during the first six months of 2007 and expects to contribute an additional $108 thousand in 2007. As of June 30, 2007 no contributions have been made to QDBP for 2007.

Effective May 31, 2007 certain post-retirement benefits were curtailed and will be paid out in a lump-sum distribution to the individual plan participants by the end of the first quarter of 2008.

6. Segment Information

FAS No. 131, “Segment Reporting” (“FAS 131”), identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in FAS 131 to the results of its operations.

Segment information for the quarter ended June 30, 2007 is as follows:

(Dollars in thousands)	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,496	—	$16	$2	$8,514
Less: Loan loss provision	240	—			240

Net interest income after loan and lease loss provision	8,256		16	2	8,274
Other income:
Fees for wealth management services	—	3,423	—	—	3,423
Service charges on deposit accounts	356	—	—	—	356
Loan servicing and other fees	14	—	263		277
Net gain on sale of loans	—	—	258	1	259
Net gain on sale of real estate	—	—	—	—	—
Other income	568	—	136	45	749

Total other income	938	3,423	657	46	5,064
Other expenses:
Salaries and wages	2,646	1,082	189	64	3,981
Employee benefits	804	211	31	11	1,057
Occupancy and bank premises	1,086	140	39	(40)	1,225
Other operating expense	2,173	252	151	(86)	2,490

Total other expense	6,709	1,685	410	(51)	8,753

Segment profit before income taxes	2,485	1,738	263	99	4,585
Intersegment pretax revenues (expenses)*	194	45	10	(249)	—

Segment pretax profit (loss)	$2,679	$1,783	$273	$(150)	$4,585

% of segment pretax profit (loss)	58.4%	38.9%	6.0%	(3.3%)	100%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the quarter ended June 30, 2006 is as follows:

(Dollars in thousands)	2006
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,268	$—	$33	$2	$8,303
Less: Loan loss provision	209	—	—	—	209

Net interest income after loan loss provision	8,059	—	33	2	8,094
Other income:
Fees for wealth management services	—	3,048	—	—	3,048
Service charges on deposit accounts	397	—	—	—	397
Loan servicing and other fees	29	—	253	—	282
Net gain on sale of loans	—	—	254	—	254
Net gain on sale of real estate	—	—	—	—	—
Other operating income	426	—	94	74	594

Total other income	852	3,048	601	74	4,575
Other expenses:
Salaries and wages	2,581	1,028	162	63	3,834
Employee benefits	878	212	30	11	1,131
Occupancy and bank premises	958	149	41	(30)	1,118
Other operating expense	1,454	256	158	(49)	1,819

Total other expense	5,871	1,645	391	(5)	7,902

Segment profit before income taxes	3,040	1,403	243	81	4,767
Intersegment pretax revenues (expenses)*	382	45	—	(427)	—

Segment pretax profit (loss)	$3,422	$1,448	$243	$(346)	$4,767

% of segment pretax profit (loss)	71.8%	30.4%	5.0%	(7.2%)	100.0%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the six months ended June 30, 2007 is as follows:

(Dollars in thousands)	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$16,834	$—	$52	$4	$16,890
Less: Loan loss provision	490	—	—	—	490

Net interest income after loan and lease loss provision	16,344	—	52	4	16,400
Other income:
Fees for wealth management services	—	6,710	—	—	6,710
Service charges on deposit accounts	716	—	—	—	716
Loan servicing and other fees	39	—	518		557
Net gain on sale of loans	—	—	538	1	539
Net gain on sale of real estate	1,333	—	—	—	1,333
Other income	1,097	—	168	90	1,355

Total other income	3,185	6,710	1,224	91	11,210
Other expenses:
Salaries and wages	5,327	2,207	371	124	8,029
Employee benefits	1,775	420	61	22	2,278
Occupancy and bank premises	2,143	277	77	(79)	2,418
Other operating expense	3,689	520	312	(58)	4,463

Total other expense	12,934	3,424	821	9	17,188

Segment profit before income taxes	6,595	3,286	455	86	10,422
Intersegment pretax revenues (expenses) *	319	90	20	(429)	—

Segment pretax profit (loss)	$6,914	$3,376	$475	$(343)	$10,422

% of segment pretax profit (loss)	66.3%	32.4%	4.6%	(3.3%)	100%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the six months ended June 30, 2006 is as follows:

(Dollars in thousands)	2006
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$16,419	$—	$53	$12	$16,484
Less: Loan loss provision	363	—	—	—	363

Net interest income after loan loss provision	16,056	—	53	12	16,121
Other income:
Fees for wealth management services	—	6,168	—	—	6,168
Service charges on deposit accounts	776	—	—	—	776
Loan servicing and other fees	20	—	552	—	572
Net gain on sale of loans	—	—	504	—	504
Net gain on sale of real estate	—	—	—	—	—
Other operating income	906	—	109	139	1,154

Total other income	1,702	6,168	1,165	139	9,174
Other expenses:
Salaries and wages	5,109	2,091	309	154	7,663
Employee benefits	1,939	427	59	24	2,449
Occupancy and bank premises	1,887	308	90	(61)	2,224
Other operating expense	2,751	513	311	(164)	3,411

Total other expense	11,686	3,339	769	(47)	15,747

Segment profit (loss) before income taxes	6,072	2,829	449	198	9,548
Intersegment pretax revenues (expenses) *	362	90	—	(452)	—

Segment pretax profit (loss)	$6,434	$2,919	$449	$(254)	$9,548

% of segment pretax profit (loss)	67.4%	30.6%	4.7%	(2.7%)	100.0%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Other segment information at June 30, 2007and 2006 is as follows:

(dollars in millions)	2007	2006
Wealth Management Segment:
Wealth Assets Under Management and Administration	$2,632.3	$2,195.3
Mortgage Banking Segment:
Mortgage Loans Serviced for Others	$367.1	$395.1
Mortgage Servicing Rights	$2.8	$3.0

Banking Segment: Substantially all of the assets of the Corporation and its’ subsidiaries are related to the Banking Segment and are reflected on the consolidated balance sheet in these financial statements.

7. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the six months ended June 30, 2007 and 2006:

(dollars in thousands)	2007	2006
Balance, January 1	$2,883	$2,982
Additions	98	129
Amortization	(169)	(170)
Impairment	—	—

Balance, June 30	$2,812	$2,941

Fair Value	$4,275	$4,796

There was no temporary impairment on MSRs for the six months ended June 30, 2007 or for the six months ended June 30, 2006.

At June 30, 2007, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2007
Fair value amount of MSRs	$4,275
Weighted average life (in years)	7.2
Prepayment speeds (constant prepayment rate)*:	10.7
Impact on fair value:
10% adverse change	$(148)
20% adverse change	$(300)
Discount rate:	10.00%
Impact on fair value:
10% adverse change	$(113)
20% adverse change	$(227)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

8. Impaired Loans and Leases

The following summarizes the Corporation’s impaired loans and leases for the periods ended:

	For The Six Months Ended		For The Twelve Months Ended
(dollars in thousands)	June 30, 2007	June 30, 2006	December 31, 2006
Period end balance	$570	$866	$704
Average period to date balance	421	803	801
Loans and leases with specific loss allowances	—	—	—
Charge offs and recoveries	—	—	115
Loss allowances reserved	—	—	—
Period to date income recognized	$27	$22	$39

9. Capital

The Corporation declared and paid a regular dividend of $0.12 per share, during the second quarter of 2007. This payment totaled $1.025 million.

During the first six months of 2007, the Corporation repurchased 87,457 shares of its common stock for $2.088 million at an average purchase price of $23.87 per share.

10. New Accounting Pronouncements

FIN 48

The Corporation adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. As required by FIN 48, which clarifies FAS 109, “Accounting for Income Taxes,” the Corporation recognizes the financial statement benefit of a tax position only after determining that the Corporation would more likely than not sustain the position following an examination. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. At the adoption date, the Corporation applied these criteria to all tax positions for which the statute of limitations remained open. There were no adjustments to retained earnings for unrecognized tax benefits as a result of the implementation of FIN 48.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2003.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At June 30, 2007, the Corporation has no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

FAS 155

In February 2006, the FASB issued FAS No. 155 – “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). Among other things, this Statement permits fair value re-measurement for certain hybrid financial instruments and requires that entities evaluate whether beneficial interests contain embedded derivatives or are derivatives in their entirety.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation adopted FAS 155 effective January 1, 2007. The Corporation has determined that the adoption of FAS 155 did not have a material impact on its consolidated financial statements during the first six months of 2007.

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

This Statement becomes effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation adopted FAS 156 effective January 1, 2007. The Corporation has determined that the adoption of FAS 156 did not have a material impact on its consolidated financial statements during the first six months of 2007.

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

11. Significant Customer Disclosure

On May 1, 2007 a significant Wealth Division customer announced its intention to be acquired by another financial institution in a business combination. The acquiring financial institution provides wealth management services similar to that of the Corporation’s Wealth Management Division. The press release announcing this transaction anticipates completion during the fourth quarter of 2007. The Wealth Management revenues related to this institutional client for the first six months of 2007 and 2006 were approximately $359 thousand and $202 thousand, respectively. The Wealth Management assets under management as of June 30, 2007 relating to this client were approximately $420 million, an increase of $154 million from June 30, 2006 assets of $266 million.

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance, leasing and business banking services to its customers through eight full service branches and seven retirement community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ Global Market (“NASD”) under the symbol BMTC.

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

Results of Operations

The following is Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. These interim financial statements are unaudited.

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

Executive Overview

The Corporation reported second quarter 2007 diluted earnings per share of $0.36, unchanged from the same period of 2006. Net income for the second quarter of 2007 was $3.091 million, a decrease of 1.5% or $46,000 compared to $3.137 million in last year’s second quarter. Return on average equity (ROE) and return on average assets (ROA) for the quarter ended June 30, 2007, were 14.61% and 1.49% respectively. ROE was 15.70% and ROA was 1.74% for the same period last year. Additional costs associated with new business initiatives, along with continued pressure on the Corporation’s net interest margin, contributed to the year over year flat earnings. These initiatives are described below.

Second quarter results are in line with Corporation’s expectations given the continued pressure on interest margins coupled with the competitive environment for growing core deposits. Anticipating a large one-time gain on the sale of real estate during the first quarter of 2007, new business initiatives were instituted in the latter part of 2006 continuing through 2007. These initiatives are expected to be dilutive to earnings in 2007 and accretive in 2008.

These initiatives include the September 2006 formation of an equipment leasing company and the Fall 2006 start-up of a loan production office in West Chester. The 2007 initiatives include the grand opening of the Corporation’s new Ardmore branch, the roll-out of the Private Banking Group and investments in additional personnel, product offerings and service enhancements in the Wealth Division with the goal of stronger future revenue growth. The Corporation is also evaluating opportunities to establish a Wealth Management presence in the State of Delaware which would expand our product and service offerings as allowed by Delaware law.

Most recently, the Corporation augmented the mortgage operation with the formation of BMT Mortgage Group whose focus will be on residential mortgage originations in Chester County. BMT Mortgage Group was established with the hiring of five mortgage professionals from a regional mortgage operation. This team has deep connections in Chester County, and our entrepreneurial business model gives them a stake in their success under The Bryn Mawr Trust Company.

The second quarter 2007 results reflect the continued unfavorable interest rate environment as tax equivalent net interest income grew a nominal $216,000 or 2.6% to $8.605 million from $8.389 million in the second quarter of 2006 and $130,000 or 1.5% from $8.475 million in the first quarter of 2007. The increase in net interest income (on a tax equivalent basis) in the second quarter of 2007 compared to the same period last year was the result of a $100.9 million increase or 15.1% increase in average interest earning assets, partially offset by a 55 basis point decrease in the Corporation’s tax equivalent net interest margin to 4.49% from 5.04%. The increase in tax equivalent net interest income in the second quarter of 2007 compared to the first quarter of 2007 was the result of a $29.5 million increase or 4.0% increase in average interest earning assets, partially offset by a 16 basis point decrease in the Corporation’s tax equivalent net interest margin to 4.49% from 4.65%.

The Corporation’s increase in average earning assets in the second quarter of 2007 compared with the second quarter of 2006 (almost 100% of which is attributed to loans and leases) includes leases with yields of approximately 11.0% and commercial and construction related loans with yields of approximately 7.0%. At the same time, core deposit growth over the past six months has been nominal with most of the incremental funding coming from higher cost wholesale sources. It is anticipated that wholsale funding will continue to be used as a source to fund the expected growth in the Corporation’s loan outstandings. The Corporation expects the decline in the tax equivalent net interest margin to continue throughout 2007, although at a slower rate than experienced in this year’s second quarter.

The Corporation reported six month 2007 diluted earnings per share of $0.81, an increase of $0.09 or 12.5% compared to $0.72 in the same period of 2006. Net income for the six month period ended June 30, 2007 was $7.067 million, an increase of 12.7% or $794,000, compared to $6.273 million in last year’s first six months. The primary factor contributing to the increase in earnings for the six months of 2007 compared to the same period last year was a $0.10 per share or an $866,000 after tax gain on the sale of real estate that previously served as the Bank’s Wynnewood branch location. Excluding the real estate gain, year to date 2007 diluted earnings per share of $0.71 per share were one cent per share lower than the same period last year and net income of $6.201 million was $72,000 or 1.1% less than the prior year amount of $6.273 million.

Return on average equity (ROE) and return on average assets (ROA) for the six months ended June 30, 2007 were 16.95% (14.87% excluding the real estate gain) and 1.76% (1.54% excluding the real estate gain), respectively. ROE was 15.98% and ROA was 1.79% for the same period last year. The tax equivalent net interest margin for the first six months of 2007 was 4.57% compared with 5.13% in the same period last year.

Total portfolio loans and leases at June 30, 2007 were $739.7 million, an increase of $100.1 million or 15.6% from $639.6 million at June 30, 2006 and an increase of $58.4 million or 8.6% from year end balances of $681.3 million. Leases at June 30, 2007 of $28.9 million were 3.9% of total portfolio loans and leases and are presently growing by over $4 million per month. Credit quality on the entire loan and lease portfolio continues to be very strong as nonperforming loans and leases of $695,000 represents less than 0.1% of total loans and leases. The Corporation expects lease charge-offs to increase as the lease portfolio matures and grows over the next two years. However, lease charge-offs are expected to be below industry norms as the leasing unit has an experienced underwriting team, the lease portfolio is geographically diverse, and the average lease is less than $20,000. At June 30, 2007, the allowance for loan and lease losses of $8.605 million represents 1.16% of portfolio loans and leases compared with 1.19% at December 31, 2006.

Funding from wholesale sources at June 30, 2007 included $121.8 million in wholesale certificates of deposit and approximately $35.1 million in Federal Home Loan Bank (“FHLB”) borrowings. This compares with $50.0 million and $15.0 million in wholesale certificates and FHLB borrowings, respectively at December 31, 2006.

On a sequential basis, diluted earnings per share for the second quarter of 2007 of $0.36 were unchanged from the first quarter of 2007 (excluding the real estate gain of $0.10 per share in the first quarter). Net income for the second quarter of 2007 of $3.091 million was $19,000 or 0.6% lower than first quarter 2007 net income of $3.110 million (excluding the real estate gain of $866,000). The small increases in net interest income and non-interest income were offset by an increase in non-interest expenses and a slightly higher effective tax rate.

In addition to the overview of earnings included above, there are detailed discussions of net interest margin, net interest income, non-interest revenues and non-interest expenses elsewhere in this document.

On July 26, 2007, the Corporation’s Board of Directors increased the quarterly dividend $0.01 per share or 8.33% from $0.12 to $0.13 per share, payable September 1, 2007 to shareholders of record as of August 6, 2007.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2007 and 2006 are shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007*	2007	2006
Return on Average Equity ROE)	14.61%	15.70%	14.87%	16.95%	15.98%
Return on Average Assets (ROA)	1.49%	1.74%	1.54%	1.76%	1.79%
Efficiency Ratio	64.46%	61.36%	64.21%	61.17%	61.37%
Net Interest Margin (TE)	4.49%	5.04%	4.57%	4.57%	5.13%
Diluted Earnings Per share	$0.36	$0.36	$0.71	$0.81	$0.72
Dividend Per Share	$0.12	$0.11	$0.24	$0.24	$0.22

*	The ratios are also presented for the six months ended June 30, 2007 excluding the gain on sale of real estate.

	June 30 2007	December 31 2006	June 30 2006
Book Value Per Share	$10.11	$9.62	$9.52
Allowance for loan and lease losses as a Percentage of Loans	1.16%	1.19%	1.22%

Reconciliation of Non-GAAP Information for the three months and six months ended June 30, 2007

This document contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). The Corporation’s Management uses these non-GAAP measures in its analysis of the Corporation’s performance. These non-GAAP measures consist of adjusting net income, diluted earnings per share, ROE and the ROA determined in accordance with GAAP to exclude the effects of the real estate gain in the first quarter of 2007 (and year to date). Management believes that the presentation excluding the impact of the real estate gain in the first quarter of 2007 (and year to date) provides useful supplementation information essential to the proper understanding of the operating results of the Corporation’s core business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies.

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

(dollars in thousands, except per share data)

Three Months Ended March 31, 2007:	Net Income		Change		Non-interest Income		Change
	2007	2006	Dollars	Percentage	2007	2006	Dollars	Percentage
As reported (GAAP)	$3,976	$3,136	$840	26.8%	$6,146	$4,599	$1,547	33.6%
Non-GAAP adjustment[1]	(866)	—	(866)	(27.6%)	(1,333)	—	(1,333)	(29.0%)
Adjusted (Non-GAAP)	$3,110	$3,136	$(26)	(0.8%)	$4,813	$4,599	$214	4.7%

	Diluted Earnings Per Share		Return on Equity		Return on Assets		Efficiency Ratio
	2007	2006	2007	2006	2007	2006	2007	2006
As reported (GAAP)	$0.46	$0.36	19.36%	16.27%	2.03%	1.83%	58.08%	61.39%
Non-GAAP adjustment[1]	(0.10)	—	(4.21%)	0.00%	(.44%)	0.00%	5.88%	0.00%
Adjusted (Non-GAAP)	$0.36	$0.36	15.15%	16.27%	1.59%	1.83%	63.96%	61.39%

Six Months Ended June 30, 2007:	Net Income		Change		Non-interest Income		Change
	2007	2006	Dollars	Percentage	2007	2006	Dollars	Percentage
As reported (GAAP)	$7,067	$6,273	$794	12.7%	$11,210	$9,174	$2,036	22.2%
Non-GAAP adjustment[1]	(866)	—	(866)	(13.8%)	(1,333)	—	(1,333)	(14.5%)
Adjusted (Non-GAAP)	$6,201	$6,273	$(72)	(1.1%)	$9,877	$9,174	$703	7.7%

	Diluted Earnings Per Share		Return on Equity		Return on Assets		Efficiency Ratio
	2007	2006	2007	2006	2007	2006	2007	2006
As reported (GAAP)	$0.81	$0.72	16.95%	15.98%	1.76%	1.79%	61.17%	61.37%
Non-GAAP adjustment[1]	(0.10)	—	(2.08%)	0.00%	(.22%)	0.00%	3.04%	0.00%
Adjusted (Non-GAAP)	$0.71	$0.72	14.87%	15.98%	1.54%	1.79%	64.21%	61.37%

[1]

The non-GAAP adjustment in 2007 represents the reduction of the effect of the after tax gain on sale of real estate in the first quarter of 2007 of $866,000. The gain was calculated as the excess of the net sale proceeds over net book value, less income taxes.

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

(Dollars in thousands)	Six Months Ended June 30, 2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Segment pretax profit (loss) (GAAP)	$6,914	$3,376	$475	$(343)	$10,422
Segment pretax gain on sale of real estate	(1,333)	—	—	—	(1,333)

Segment pretax profit (loss)—excluding gain on sale of real estate (Non-GAAP)	$5,581	$3,376	$475	$(343)	$9,089

% of segment pretax profit (loss) (GAAP)	66.3%	32.4%	4.6%	(3.3%)	100%

% of segment pretax gain on sale of real estate	(4.9%)	—	—	—	100%

% of segment pretax profit (loss) – excluding gain on sale of real estate (Non-GAAP)	61.4%	37.1%	5.2%	(3.7%)	100%

	Six Months Ended June 30, 2006
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Segment pretax profit (loss) (GAAP)	$6,434	$2,919	$449	$(254)	$9,548

% of segment pretax profit (loss) (GAAP)	67.4%	30.6%	4.7%	(2.7%)	100.0%

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

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

The Rate Volume Analysis and the Analysis of Interest Rates and Interest Differential in the tables below analyze dollar change, volume change, and interest rate changes in the components (interest income and interest expense) of tax equivalent net interest income for the three month period ended June 30, 2007 compared to June 30, 2006, along with a presentation of the major asset categories on an average daily basis for the same periods. The discussion below refers to these tables.

The tax equivalent net interest income for the three months ended June 30, 2007 of $8.605 million was $216 thousand or 2.6% higher than the net interest income for the same period in 2006 of $8.389 million. The analysis below indicates that interest income increased $2.157 million for the three months ended June 30, 2007 from the same period in 2006. This increase was primarily due to increased loan and lease volume and an increase in the yield on loans and leases. Average loans and leases grew $100.3 million to $721.2 million in the second quarter of 2007 from $620.9 million in the same period in 2006 and the average tax-equivalent loan and lease yield during the second quarter of 2007 increased to 7.09% or 19 basis points from 6.90% during the same period in 2006.

However, the growth in tax equivalent interest income was almost entirely offset by an increase in interest expense of $1.941million for the three months ended June 30, 2007 from the same period in 2006. The shift in deposits to higher rate certificates of deposit and the need to use more wholesale funding sources due to the challenging environment to generate new deposits resulted in the increased interest expense. The increase in average wholesale certificates of deposits of $77.0 million from $6.7 million in the second quarter of 2006 to $83.7 million for the same period in 2007 was the largest component of the increased interest expense. Average time deposits increased 8.6% in the second quarter of 2007 compared to the same period in 2006, while average savings, NOW and money market accounts decreased 6.4% or $19.0 from $294.8 in the second quarter of 2006 to $275.8 in the second quarter of 2007. The result of the changes in the deposit mix and the increase in borrowed funds increased the rate paid on average interest bearing liabilities to 3.27% in the second quarter of 2007 or 92 basis points from 2.35% in the second quarter of 2006.

Rate /Volume Analysis on a tax equivalent basis

(in thousands) Increase/(Decrease)	Three months Ended June 30, 2007 Compared to 2006
	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$(1)	$—	$(1)
Federal funds sold	(5)	1	(4)
Investment securities available for sale	13	85	98
Loans and leases	1,723	341	2,064

Total interest income	1,730	427	2,157

Interest expense:
Savings, NOW and market rate accounts	$(60)	$123	$63
Time deposits	136	263	399
Wholesale deposits	950	100	1,050
Borrowed funds	400	29	429

Total interest expense	1,426	515	1,941

Interest differential	$304	$(88)	$216

The rate volume analysis and the Analysis of Interest Rates and Interest Differential in the tables below analyze dollar change, volume change, and interest rate changes in the components (interest income and interest expense) of tax equivalent net interest income for the six month period ended June 30, 2007 compared to June 30, 2006, along with a presentation of the major asset categories on an average daily basis for the same periods. The discussion below refers to these tables.

The tax equivalent net interest income for the six months ended June 30, 2007 of $17.081 million was $432 thousand or 2.6% higher than the net interest income for the same period in 2006 of $16.649 million. The analysis below indicates that interest income increased $4.354 million for the six months ended June 30, 2007 from the same period in 2006. This increase was primarily due to average loans and leases growing $95.1million or 15.6% to $705.0 million in the six month period ended June 30, 2007 from $609.9 million in the same period in 2006. The average tax-equivalent loan and lease yield during the first six month of 2007 of 7.08% was 25 basis points higher than the 6.83% during the same period in 2006.

The growth in tax equivalent interest income was almost entirely offset by an increase in interest expense of $3.922 million for the six months ended June 30, 2007 from the same period in 2006. The shift in deposit to higher rate certificates of deposits and need to use more wholesale funding sources due to the challenging environment to generate new deposits resulted in the increased interest expense. The increase in average wholesale certificates of deposits of $52.7 million from $5.1 million for the six months ended June 30, 2006 to $57.8 million for the same period in 2007 was the largest component of the increased interest expense. Average time deposits increased 19.7% or $30.0 million to $182.5 in the first six months of 2007 from $152.5 in the same period in 2006, while savings, NOW and money market accounts decreased 6.9% or $20.6 from $299.2 in the first six months of 2006 to $278.6 in the same period of 2007. The result of the changes in the deposit mix and the use of borrowed funds increased the rate paid on average interest bearing liabilities to 3.18% for the period ended June 30, 2007 or 104 basis points from 2.14% in the same period in 2006.

Rate /Volume Analysis on a tax equivalent basis:

(in thousands) Increase/(Decrease)	Six months Ended June 30, 2007 Compared to 2006
	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$(1)	$2	$1
Federal funds sold	(44)	8	(36)
Investment securities available for sale	113	206	319
Loans and leases	3,202	868	4,070

Total interest income	3,270	1,084	4,354

Interest expense:
Savings, NOW and market rate accounts	$(120)	$359	$239
Time deposits	562	742	1,304
Wholesale deposits	1,074	375	1,449
Borrowed funds	856	74	930

Total interest expense	2,372	1,550	3,922

Interest differential	$898	$(466)	$432

Analyses of Interest Rates and Interest Differential

The tables below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the three months ended June 30,
	2007			2006
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$568	$7	4.94%	$687	$8	4.67%
Federal funds sold	1,019	14	5.51%	1,467	18	4.92%
Investment securities available for sale:
Taxable	40,393	514	5.10%	39,249	416	4.25%
Tax-exempt	5,001	59	4.73%	4,948	59	4.78%

Total investment securities	45,394	573	5.06%	44,197	475	4.31%

Loans and leases (1) (2)	721,223	12,747	7.09%	620,931	10,683	6.90%

Total interest earning assets	768,204	13,341	6.97%	667,282	11,184	6.72%
Cash and due from banks	22,299			24,666
Allowance for loan and lease losses	(8,537)			(7,686)
Other assets	47,460			37,803

Total assets	$829,426			$722,065

Liabilities:
Savings, NOW and market rate accounts	$275,777	$977	1.42%	$294,848	$914	1.24%
Time deposits	173,279	1,982	4.59%	159,580	1,584	3.98%
Wholesale deposits	83,664	1,132	5.43%	6,648	82	4.95%

Total interest-bearing deposits	532,720	4,091	3.08%	461,076	2,580	2.24%
Borrowed funds	47,720	645	5.42%	16,738	215	5.15%

Total interest-bearing liabilities	580,440	4,736	3.27%	477,814	2,795	2.35%
Noninterest-bearing demand deposits	148,105			150,586
Other liabilities	16,041			13,487

Total noninterest-bearing liabilities	164,146			164,073

Total liabilities	744,586			641,887
Shareholders’ equity	84,840			80,178

Total liabilities and shareholders’ equity	$829,426			$722,065

Net interest spread			3.70%			4.37%
Effect of noninterest-bearing sources			0.79%			0.67%

Net interest income/ margin on earning assets.		$8,605	4.49%		$8,389	5.04%

Tax equivalent adjustment		$91	0.05%		$86	0.05%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2)	Loans include portfolio loans and leases and loans held for sale.

	For the six months ended June 30,
	2007			2006
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$528	$14	5.35%	$564	$13	4.65%
Federal funds sold	1,804	48	5.37%	3,801	84	4.46%
Investment securities available for sale:
Taxable	41,202	1,043	5.10%	35,672	723	4.09%
Tax-exempt	5,003	117	4.72%	4,981	118	4.78%

Total investment securities	46,205	1,160	5.06%	40,653	841	4.17%

Loans and leases (1) (2)	705,010	24,740	7.08%	609,860	20,670	6.83%

Total interest earning assets	753,547	25,962	6.95%	654,878	21,608	6.65%
Cash and due from banks	23,527			24,500
Allowance for loan and lease losses	(8,396)			(7,606)
Other assets	42,855			36,809

Total assets	$811,533			$708,581

Liabilities:
Savings, NOW and market rate accounts	$278,559	$1,974	1.43%	$299,151	$1,735	1.17%
Time deposits	182,507	4,166	4.60%	152,548	2,862	3.78%
Wholesale deposits	57,763	1,554	5.43%	5,138	105	4.12%

Total interest-bearing deposits	518,829	7,694	2.99%	456,837	4,702	2.08%
Borrowed funds	44,062	1,187	5.43%	10,177	257	5.09%

Total interest-bearing liabilities	562,891	8,881	3.18%	467,014	4,959	2.14%
Noninterest-bearing demand deposits	148,759			148,941
Other liabilities	15,826			13,451

Total noninterest-bearing liabilities	164,585			162,392

Total liabilities	727,476			629,406
Shareholders’ equity	84,057			79,175

Total liabilities and shareholders’ equity	$811,533			$708,581

Net interest spread			3.77%			4.51%
Effect of noninterest-bearing sources			0.80%			.62%

Net interest income/ margin on earning assets.		$17,081	4.57%		$16,649	5.13%

Tax equivalent adjustment		$191.05%			$165.05%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2)	Loans include portfolio loans and leases and loans held for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin decreased 55 basis points to 4.49% in the second quarter of 2007 from 5.04% in the same period last year. The yield on earning assets increased due to an increase in market rates and the impact of higher yielding leases. Conversely, the cost of interest bearing deposits increased more than the yield on earning assets, a result of the increasing rate environment and the need to remain competitive with pricing in order to be successful in deposit retention and gathering. The impact of the increasing cost of deposits for the second quarter of 2007 was partially offset by higher asset yields when compared to the first quarter of 2007, resulting in a decrease in the net interest margin. The net interest margin and related components for the past five linked quarters are as follows:

Year	Quarter	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
2007	2nd	6.97%	3.27%	3.70%	0.79%	4.49%
2007	1st	6.93%	3.08%	3.85%	0.80%	4.65%
2006	4th	6.85%	2.99%	3.86%	0.79%	4.65%
2006	3rd	6.82%	2.80%	4.02%	0.76%	4.78%
2006	2nd	6.72%	2.35%	4.37%	0.67%	5.04%

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

Summary of Interest Rate Simulation

(dollars in thousands)	June 30, 2007
	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+200 basis points	$619	1.64%
+100 basis points	$364	0.96%
-100 basis points	$(364)	(0.96%)
-200 basis points	$(665)	(1.76%)

The interest rate simulation above indicates that the Corporation’s balance sheet as of June 30, 2007 is slightly asset sensitive meaning that an increase in interest rates should increase net interest income and a decline in interest rates will cause a decline in net interest income over the next 12 months. The Corporation has aggressively worked to reduce the asset sensitivity of the balance sheet with the addition of fixed rate loans and the utilization of wholesale funding. Wholesale funds provide an opportunity to better match our funding source to the duration of the assets. Additionally, the Corporation has 21 months remaining on a $25 million interest rate floor purchased to mitigate the impact of declining rates on net interest income.

GAP Report

The table below indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term if interest rates rise. The converse is also true.

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of June 30, 2007:

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$520	$—	$—	$—	$—	$520
Federal funds sold	2,500	—	—	—	—	2,500
Investment securities	9,602	7,802	16,573	10,840	—	44,817
Loans and leases(1)	285,238	56,498	285,992	118,467	—	746,195
Allowance	(307)	(922)	(4,917)	(2,459)	—	(8,605)
Cash and due from banks	—	—	—	—	22,533	22,533
Other assets	—	—	136	384	56,090	56,610

Total assets	$297,553	$63,378	$297,784	$127,232	$78,623	$864,570

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$32,458	$19,228	$102,552	$—	$—	$154,238
Savings, NOW and market rate	44,243	37,503	142,436	42,428	—	266,610
Time deposits	122,055	175,377	10,246	117	—	307,795
Borrowed funds	35,100	—	—	—	—	35,100
Other liabilities	—	—	—	—	14,570	14,570
Shareholders’ equity	3,081	9,242	49,290	24,644	—	86,257

Total liabilities and shareholders’ equity	$236,937	$241,350	$304,524	$67,189	$14,570	$864,570

Interest earning assets	$297,860	$64,300	$302,565	$129,307	$—	$794,032
Interest bearing liabilities	201,398	212,880	152,682	42,545	—	609,505

Difference between interest earning assets and interest bearing liabilities	$96,462	$(148,580)	$149,883	$86,762	$—	$184,527

Cumulative difference between interest earning assets and interest bearing liabilities	$96,462	$(52,118)	$97,765	$184,527	$—	$184,527

Cumulative earning assets as a % of cumulative interest bearing liabilities	147%	87%	117%	130%

(1)	Loans include portfolio loans and leases and loans held for sale.

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

Asset Quality and Analysis of Credit risk

Asset quality remains strong at June 30, 2007 as nonperforming loans and leases as a percentage of total loans and leases were 9 basis points. This compares with 12 basis points at December 31, 2006 and 26 basis points at June 30, 2006. The allowance for loan and lease losses as a percentage of total loans and leases was 1.16% at June 30, 2007 compared with 1.19% at December 31, 2006 and 1.22% at June 30, 2006. The provision for loan and lease losses in the second quarter of 2007 was $240 thousand, compared to $209 thousand in the same period last year. The Corporation expects lease charge-offs to increase as the lease portfolio matures and grows over the next two years. However, lease charge-offs are expected to be below industry norms as the Corporation has an experienced underwriting team, the lease portfolio is geographically diverse and the average lease is less than $20,000.

Additional factors considered by management during the second quarter of 2007 were national delinquency trends in sub-prime mortgages. The Corporation has no exposure to sub-prime mortgage loans.

Non Performing Assets and Related Ratios

(dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Non-accrual loans	$570	$704	$866
Loans and leases 90 days or more past due	125	119	794

Total non performing loans and leases	695	823	1,660
Other real estate owned (“OREO”)	—	—	—

Total non performing assets	$695	$823	$1,660

Allowance for loan and lease losses to non performing assets	1,238.1%	986.9%	468.6%
Allowance for loan and lease losses to non performing loans and leases	1,238.1%	986.9%	468.6%
Non performing loans and leases to total portfolio loans	0.09%	0.12%	0.26%
Allowance for loan losses to portfolio loans	1.16%	1.19%	1.22%
Non performing assets to assets	0.08%	0.10%	0.22%
Period end portfolio loans	$739,660	$681,291	$639,632
Average portfolio loans (quarterly average)	$716,734	$669,036	$617,627
Allowance for loan and lease losses	$8,605	$8,122	$7,779

Summary of Changes in the Allowance For Loan and lease losses

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2006
(dollars in thousands)	2007	2006	2007	2006
Balance, beginning of period	$8,366	$7,571	$8,122	$7,402	$7,402
Charge-offs:
Consumer	(4)	(5)	(14)	(14)	(31)
Commercial and industrial	—	—	—	—	—
Real estate	—	—	—	—	(120)
Leases	(10)	—	(10)	—	—

Total charge-offs	(14)	(5)	(24)	(14)	(151)
Recoveries:
Consumer	13	3	17	26	34
Commercial and industrial	—	1	—	2	3
Real estate	—	—	—	—	2
Leases	—	—	—	—	—

Total recoveries	13	4	17	28	39

Net (charge-offs) / recoveries	(1)	(1)	(7)	14	(112)
Provision for loan and lease losses	240	209	490	363	832

Balance, end of period	$8,605	$7,779	$8,605	$7,779	$8,122

NON-INTEREST INCOME

Three months ended June 30, 2007 Compared to June 30, 2006

Non-interest income for the second quarter of 2007 was $5.064 million, an increase of $489,000 or 10.7% over the $4.575 million in the second quarter of 2006, driven by a $375,000 or 12.3% increase in Wealth Management revenues to $3.423 million for the quarter ended June 30, 2007 compared with $3.048 million in the same period last year. Additionally, second quarter 2007 non-interest income includes a $110,000 gain on the sale of a foreclosed property. All other components of non-interest income increased $4,000. Non-interest income also includes $84,000 of income relating to a $15.0 million second-quarter 2007 bank-owned-life-insurance (“BOLI”) transaction.

Six months ended June 30, 2007 Compared to June 30, 2006

For the six month period ended June 30, 2007, non-interest income excluding the $1.333 million (pre-tax) real estate gain, was $9.877 million, an increase of $703,000 or 7.7% over the $9.174 million in the same period last year. The primary factor for this increase was year-to-date Wealth Division revenue of $6.710 million which was $542,000 or 8.8% higher than the same period last year. Market returns and additional business from one institutional customer were the primary contributors to the increase in Wealth Division revenues as assets under management and administration increased to $2.632 billion at June 30, 2007 from $2.195 billion at June 30, 2006. The balance of the increase in non-interest income was due to the OREO gain and BOLI income, partially offset by lower loan servicing fees and lower deposit related fees.

Wealth Management revenues for the quarter ended June 30, 2007 and June 30, 2006 includes approximately $183,000 and $100,000, respectively, of fees relating to one institutional client that is being acquired by another financial institution in a business combination. The press release announcing this transaction anticipates completion during the fourth quarter of 2007. On a year to date basis, the fees related to this institutional client were approximately $359,000 and $202,000 for 2007 and 2006, respectively. Wealth assets under Management and Administration at June 30 2007, December 31, 2006 and June 30, 2006 relating to this client were approximately $420 million, $412 million and $266 million, respectively.

NON-INTEREST EXPENSE

Three months ended June 30, 2007 Compared to June 30, 2006

Non-interest expense for the second quarter of 2007 was $8.753 million, an increase of $851,000 or 10.8% from $7.902 million in the second quarter of 2006. Staffing levels and related costs are higher due to the new initiatives mentioned previously, partially offset by reductions in incentive compensation costs. Benefit costs are lower due to favorable pension fund returns along with changes in the post retirement medical benefit plan. However, advertising costs are up due to the new Ardmore branch which opened in January 2007. Professional costs which include legal, audit and consulting fees are also higher due to expenses resulting from the evaluation of a business opportunity and increased regulatory reporting costs such as new proxy disclosure rules and new financial reporting requirements relating to income taxes.

Six months ended June 30, 2007 Compared to June 30, 2006

For the six month period ended June 30, 2007, non-interest expense was $17.188 million, an increase of $1.491 million or 9.2% over $15.747 million in the same period last year. Staffing levels and related costs are higher due to the new initiatives mentioned above, partially offset by significant reductions in incentive compensation costs. Benefit costs are lower due to favorable pension fund returns along with changes in the post retirement medical benefit plan. Advertising costs and occupancy and bank premises expenses are up due to the new Ardmore branch which opened in January 2007. Professional fees include costs relating to a business evaluation and also include increased regulatory costs as mentioned above.

INCOME TAXES

Income taxes for the three months ended June 30, 2007 were $1.494 million compared to $1.630 million for the same period in 2006. This represents an effective tax rate for the three months ended June 30, 2007 of 32.58% and an effective tax rate of 34.19% for the same period in 2006. Income taxes from operations for the six months ended June 30, 2007 were $3.355 million compared to $3.275 million for the same period in 2006. This represents an effective tax rate for the six months ended June 30, 2007 of 32.19% compared to an effective tax rate of 34.30% for the same period in 2006. The decrease in the effective tax rate is due an immaterial over-accrual of taxes in the fourth quarter of 2006 that was applied against the first quarter’s provision and an increase in tax free income.

BALANCE SHEET ANALYSIS

Total assets increased $37.9 million or 4.6% from $826.7 million as of December 31, 2006 to $864.6 million as of June 30, 2007. This increase is related to an increase in portfolio loans and leases of $58.4 million from December 31, 2006 to June 30, 2007. Partially offsetting the increase in portfolio loans is a decrease in cash and cash equivalents of $36.5 million or 58.8% from $62.0 million at December 31, 2006 to $25.5 million at June 30, 2007. Average loans for the second quarter of 2007 increased $47.7 million or 7.1% to $716.7 million compared to $669.0 million in the fourth quarter of 2006.

The table below compares portfolio loans and leases outstanding at June 30, 2007 and December 31, 2006. The increases in leases of $21.9 million, commercial and industrial loans of $16.2 million and in commercial mortgage loans of $26.3 million are the primary drivers for the increase in total loans and leases of $58.4 million. The Corporation continues to focus its business development efforts on building banking relationships with privately held businesses, non-profits, high quality residential builders and owners of commercial real estate.

Total portfolio loans outstanding are detailed by category as follows:

	June 30, 2007	December 31, 2006	Change
(dollars in millions)			Dollars	Percentage
Real estate loans:
Commercial mortgage loans	$224.7	$198.4	$26.3	13.3%
Home equity lines and loans	111.1	113.1	(2.0)	(1.8%)
Residential mortgage loans	105.5	103.6	1.9	1.8%
Construction loans	70.2	74.8	(4.6)	(6.1%)
Commercial and industrial loans	191.5	175.3	16.2	9.2%
Consumer loans	7.8	9.1	(1.3)	(14.3%)
Leases	28.9	7.0	21.9	312.8%

Total portfolio loans and leases	$739.7	$681.3	$58.4	8.6%

Quarterly average portfolio loans and leases	$716.7	$669.0	$47.7	7.1%

Total liabilities increased $34.0 million from $744.3 million at December 31, 2006 to $778.3 million at June 30, 2007. This change is driven by an increase in deposits of $14.1 million or 2.0% and in borrowed funds of $20.1 million over the past six months. The increase in deposits is mainly due to the use of wholesale deposits as a funding source. Wholesale deposits increased $71.8 million from $50 million at December 31, 2006 to $121.8 million at June 30, 2007. Wholesale deposits are being utilized to offset the decline in core deposit products which is a result of the competitive environment for gathering and retaining deposits. This decline is concentrated in savings, NOW and market rate accounts which decreased $28.9 million or 9.8% to $266.6 million from $295.5 million at December 31, 2006. The decrease in non-interest bearing demand accounts for the six month time period ending June 30, 2007, is due to a short term influx of customer deposits at the end of 2006. The average non-interest bearing demand accounts for the six months ended June 30, 2007 was $148.8 million.

Average deposits for the second quarter of 2007 increased $31.0 million or 4.7% to $680.8 million compared to $649.8 million in the fourth quarter of 2006.

Deposits and borrowings at June 30, 2007 and December 31, 2006 are as follows:

(dollars in millions)	June 30, 2007	December 31, 2006	Change
			Dollars	Percentage
Non-interest bearing demand	$154.2	$198.5	$(44.3)	(22.3)%
Savings, NOW and market rate accounts	266.6	295.5	(28.9)	(9.8)%
Non-wholesale time deposits	186.0	170.5	15.5	9.0%
Time deposits from brokers and CDARS*	66.8	20.0	46.8	234.0%
Time deposits from public fund sources	55.0	30.0	25.0	83.3%

Total deposits	728.6	714.5	14.1	2.0%
Fed funds purchased	5.1	—	5.1	100.0%
FHLB advances	30.0	15.0	15.0	100.0%

Borrowed funds	35.1	15.0	20.1	134.0%
Total deposits and borrowings	$763.7	$729.5	$34.2	4.7%

Quarterly average deposits	$680.8	$649.8	$31.0	4.7%
Quarterly average borrowings	47.7	35.7	12.0	33.6%

Quarterly average deposits and borrowings	$728.5	$685.5	$43.0	6.3%

*	CDARS -A nationwide network of domestic financial institutions operated by Promontory Interfinancial Network, LLC trading as “CDARS”. The Corporation uses CDARS as a wholesale funding and liquidity management tool that is used to access funds, manage the balance sheet and enhance profitability.

Residential Mortgage Segment Activity

(dollars in thousands)	2nd Qtr 2007	1st Qtr 2007	4th Qtr 2006	3rd Qtr 2006	2nd Qtr 2006
Residential loans held in portfolio **	$105,441	$105,065	$103,572	$107,021	$108,820
Mortgage originations	27,490	28,271	23,030	37,860	31,966
Mortgage loans sold:
Servicing retained	3,298	4,831	4,242	6,043	3,615
Servicing released	19,521	14,844	15,320	10,867	13,127

Total mortgage loans sold	$22,819	$19,675	$19,562	$16,910	$16,742

Servicing retained %	14.5%	24.6%	21.7%	35.7%	21.6%
Servicing released %	85.5%	75.4%	78.3%	64.3%	78.4%
Loans serviced for others **	$367,087	$377,512	$382,141	$385,861	$395,091
Mortgage servicing rights **	2,812	2,847	2,883	2,934	2,941
Gain on sale of loans	259	280	182	268	254
Loan servicing and late fees	277	280	283	271	282
Amortization of MSRs	77	92	90	88	84
Basis point yield on loans sold	114bp	142bp	93bp	158bp	152bp

**	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $86.3 million or 9.98% of total assets, as of June 30, 2007, compared to $82.4 million or 10.0% of total assets, as of December 31, 2006. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2007 and December 31, 2006:

	Ratio	Minimum Ratio to be Well Capitalized
June 30, 2007:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	11.73%	10%
Bank	11.04%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	10.70%	6%
Bank	10.05%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	10.95%	5%
Bank	10.28%	5%
December 31, 2006:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.46%	10%
Bank	11.60%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.38%	6%
Bank	10.53%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	11.04%	5%
Bank	10.20%	5%

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

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, and purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB, purchasing wholesale certificates of deposit and selling securities as its secondary sources. Availability with the FHLB was approximately $281.0 million as of June 30, 2007. Overnight Fed Funds lines consist of lines from six banks totaling $68.0 million. Quarterly, ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors. As of June 30, 2007, the Bank had $5.1 million in overnight fed funds borrowings and $30.0 million in FHLB advances. The Corporation is using alternative funding sources such as CDARS, brokered CD’s, and FHLB Public Funds to offset the results of the competitive environment that exists for core deposit gathering.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2007 were $341.4 million. Commitments to extend credit as of December 31, 2006 were $314.3 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2007 amounted to $11.2 million.

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

Contractual Cash Obligations of the Corporation as of June 30, 2007:

(In thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$420,848	$420,848	—	—	—
Wholesale and time deposits	307,795	297,433	9,637	608	117
Operating leases	21,925	920	1,805	1,782	17,418
Purchase obligations	3,532	1,794	1,374	364
Non-discretionary pension contributions	—	—	—	—	—

Total	$754,100	$720,995	$12,816	$2,754	$17,535

Section 404 of Sarbanes Oxley Act of 2002

The Corporation and its Management completed compliance procedures relating to Section 404 of the Sarbanes Oxley Act of 2002 (“SOX 404”) for the fiscal year ended December 31, 2006 as documented in the Corporation’s Form 10-K. Management continues to devote considerable effort in 2007 to assure continued compliance with all aspects of SOX 404.

The PCAOB and SEC have issued management standards pertaining to management’s evaluation of controls over financial reporting, along with a new auditing standard. The Corporation is still evaluating the new standards to determine the impact. It is anticipated that the changes will provide some opportunities to improve efficiencies and reduce compliance costs.

Other Information

•	Branch Office Expansion

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

In February, 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005 (FDIRA-2005”). This legislation will merge the Bank Insurance Fund and the Savings Association Insurance Fund into one fund, increase insurance coverage for retirement accounts to $250,000, adjust the maximum deposit insurance for inflation after March 31, 2010 and give the FDIC greater flexibility in setting insurance assessments. As part of the FDIRA-2005, the Corporation’s primary operating subsidiary, the Bank, has been granted a one-time credit of $409 thousand for utilization against future FDIC assessments. The FDIC announced that 2007 assessments will range from 5 to 7 basis points for well capitalized institutions with composite regulatory examination ratings of one or two. The Corporation anticipates that the $409 thousand credit will offset all of the 2007 premium assessment and a portion of the 2008 assessment. The actual assessment for the second quarter of 2007 was $84 thousand or the equivalent of 5 basis points annually. This assessment was applied against the existing credit.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of this period covered by the report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Corporation’s 2006 Annual Report on Form 10-K.

ITEM 2.

The following tables present the shares repurchased by the Corporation during the second quarter of 2007 (1) (2) :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2007 – April 30, 2007	46,137	$23.81	45,020	238,693
May 1, 2007 – May 31, 2007	16,150	$24.67	16,150	222,543
June 1, 2007 – June 30, 2007	997	$23.05	—	222,543

Total	63,284	$24.02	61,170	222,543

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million and terminated the 2003 Program. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

(2)	In April and June 2007, 1,117 and 997 shares, respectfully, were purchased by the Corporation’s Thrift Plan and Deferred Compensation plans through open market transactions by the Corporation’s Wealth Management Division investment personnel.

On April 30, 2007 the Corporation paid its non-management directors their annual retainer of $12,500 in the form of the Corporation’s common stock. Each of the 8 non-management directors received 516 shares for a total of 4,128 shares. The price per share was $24.18, the market value on April 27, 2007. The foregoing transaction was made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a “public offering”.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

The Corporation held its Annual Meeting of Shareholders on April 25, 2007 for the purpose of considering and acting upon the following matters: (i) to elect two Class I directors to serve a four year term and to elect one Class IV director to serve the remaining three years of the term of a Class IV director, and (ii) the approval of the Bryn Mawr Bank Corporation 2007 Long-Term Incentive Plan.

The shareholders elected Thomas L. Bennett and Scott M. Jenkins as Class I directors to serve a four year term and elected Britton H. Murdoch as a Class IV director to serve the remaining term of a Class IV director to expire in 2010 by the following vote:

Director	For	Against/ Withheld
Thomas L. Bennett	7,850,936	121,071
Scott M. Jenkins	7,852,991	119,016
Britton H. Murdoch	7,848,359	123,648

The following directors continued in office after the Annual Meeting: Andrea F. Gilbert, Wendell F. Holland, David E. Lees, Francis J. Leto, Frederick C. Peters II and B. Loyall Taylor.

The shareholders approved the Bryn Mawr Bank Corporation 2007 Long-Term Incentive Plan by the following vote:

For	Against	Abstain	Broker Non-Votes
5,985,068	419,422	145,768	1,421,749

ITEM 5. Other Information

None

ITEM 6. Exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: August 7, 2007	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II President & Chief Executive Officer

Date: August 7, 2007	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits

a) Exhibits

Exhibit 10.1	-Lead Independent Director Fee Schedule.

Exhibit 10.2	-Matthew G. Waschull Compensation Letter.

Exhibit 31.1	-Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2	-Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1	-Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q