Form 10-Q
period 2007-09-30
BRYN MAWR BANK CORP
filed 2007-11-09
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common Stock, par value $1	8,518,634

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except per share data)	2007	2006	2007	2006
Net interest income:
Interest income and fees:
Loans and leases	$13,499	$11,418	$38,083	$31,961
Federal funds sold	65	44	112	128
Interest bearing deposits with banks	42	11	56	24
Investment securities	541	544	1,667	1,347

Total interest income	14,147	12,017	39,918	33,460
Interest expense:
Savings, NOW, and market rate accounts	1,041	1,029	3,015	2,784
Time deposits	2,282	2,025	6,449	4,952
Wholesale deposits	1,630	278	3,183	298
Borrowed funds	495	295	1,682	552

Total interest expense	5,448	3,627	14,329	8,586

Net interest income	8,699	8,390	25,589	24,874
Loan and lease loss provision	—	258	490	621

Net interest income after loan and lease loss provision	8,699	8,132	25,099	24,253

Non-interest income:
Fees for wealth management services	3,310	3,013	10,020	9,181
Service charges on deposit accounts	363	388	1,079	1,164
Loan servicing and other fees	276	271	833	843
Net gain on sale of loans	358	268	897	772
Net gain on sale of OREO	—	—	110	—
Net gain on sale of real estate	—	—	1,333	—
BOLI income	175	—	259	—
Other operating income	689	623	1,850	1,777

Total non-interest income	5,171	4,563	16,381	13,737

Non-interest expenses:
Salaries and wages	4,536	4,166	12,565	11,829
Employee benefits	1,056	830	3,334	3,279
Occupancy and bank premises	739	636	2,137	1,902
Furniture, fixtures, and equipment	522	486	1,542	1,444
Advertising	237	187	908	660
Amortization of mortgage servicing rights	88	88	257	258
Professional fees	342	285	1,213	791
Other operating expenses	1,260	1,152	4,012	3,414

Total non-interest expenses	8,780	7,830	25,968	23,577

Income before income taxes	5,090	4,865	15,512	14,413
Income taxes	1,635	1,630	4,990	4,905

Net income	$3,455	$3,235	$10,522	$9,508

Basic earnings per share	$0.41	$0.38	$1.23	$1.11
Diluted earnings per share	$0.40	$0.37	$1.22	$1.09
Dividends declared per share	$0.13	$0.12	$0.37	$0.34
Weighted-average basic shares outstanding	8,520,843	8,575,170	8,545,828	8,574,420
Dilutive potential common shares	76,385	109,995	103,315	110,044

Weighted-average dilutive shares outstanding	8,597,228	8,685,165	8,649,143	8,684,464

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(dollars in thousands, except per share data)	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$21,330	$61,473
Interest bearing deposits with banks	1,002	532

Total cash and cash equivalents	22,332	62,005
Investment securities available for sale, at fair value (amortized cost of $43,842 and $48,632 as of September 30, 2007 and December 31, 2006, respectively)	43,720	48,232
Loans held for sale	5,757	3,726
Portfolio loans and leases	775,223	681,291
Less: Allowance for loan and lease losses	(8,292)	(8,122)

Net portfolio loans and leases	766,931	673,169
Premises and equipment, net	16,604	16,571
Accrued interest receivable	4,331	4,232
Deferred income taxes	3,071	2,946
Mortgage servicing rights	2,812	2,883
Bank Owned Life Insurance (“BOLI”)	15,259	—
Other assets	13,891	12,896

Total assets	$894,708	$826,660

Liabilities
Deposits:
Noninterest-bearing demand	$138,254	$198,546
Savings, NOW and market rate accounts	274,606	295,521
Time deposits	194,199	170,446
Wholesale deposits	114,565	49,976

Total deposits	721,624	714,489

Borrowed funds	68,500	15,000
Accrued interest payable	4,572	4,346
Other liabilities	11,156	10,442

Total liabilities	805,852	744,277

Shareholders’ equity
Common stock, par value $1; authorized 25,000,000 shares; issued 11,426,882 and 11,373,182 shares as of September 30, 2007 and December 31, 2006 respectively and outstanding of 8,518,634 and 8,562,209 shares as of September 30, 2007 and December 31, 2006, respectively	11,427	11,373
Paid-in capital in excess of par value	11,564	10,598
Accumulated other comprehensive income, net of taxes	(3,978)	(4,450)
Retained earnings	99,466	92,106

	118,479	109,627

Less: Common stock in treasury at cost — 2,908,248 and 2,810,973 shares as of September 30, 2007 and December 31, 2006 respectively	(29,623)	(27,244)

Total shareholders’ equity	88,856	82,383

Total liabilities and shareholders’ equity	$894,708	$826,660

Book value per share	$10.43	$9.62

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended September 30
(dollars in thousands)	2007	2006
Operating activities:
Net income	$10,522	$9,508
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	490	621
Provision for depreciation and amortization	1,188	1,096
Loans originated for resale	(69,363)	(52,563)
Proceeds from loans sold	68,228	48,479
Gain on sale of loans	(897)	(772)
Gain on sale of real estate	(1,333)	—
Provision for deferred income taxes (benefit)	(373)	(1,065)
Change in income tax payable/receivable	1,014	245
Change in accrued interest receivable	(99)	(592)
Change in accrued interest payable	226	1,443
Change in mortgage servicing rights, net	71	58
Other, net	(1,130)	(935)

Net cash provided by operating activities	8,544	5,523

Investing activities:
Purchases of investment securities	(2,511)	(24,858)
Proceeds from maturity of investment securities and mortgage-backed securities pay downs	7,233	5,627
Proceeds from calls of investment securities	—	—
Proceeds from sale of real estate	1,850	—
Purchase of Bank Owned Life Insurance (“BOLI”)	(15,000)	—
Net portfolio loan and lease (originations) repayments	(94,253)	(71,938)
Net change in premises and equipment	(1,660)	(1,878)
Sale of other real estate owned (“OREO”)	110	25

Net cash used by investing activities	(104,231)	(93,022)

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	(81,207)	(52,358)
Change in time deposits	23,753	24,390
Change in wholesale deposits	64,589	29,963
Dividends paid	(3,162)	(2,916)
Change in borrowed funds	53,500	46,300
Purchase of treasury stock	(2,419)	(1,559)
Tax benefit from exercise of stock options	168	197
Proceeds from exercise of stock options	792	1,305

Net cash provided by financing activities	56,014	45,322

Change in cash and cash equivalents	(39,673)	(42,177)
Cash and cash equivalents at beginning of period	62,005	66,642

Cash and cash equivalents at end of period	$22,332	$24,465

Supplemental cash flow information:
Cash paid during the year for:
Income taxes paid	$4,188	$5,412
Interest paid	$14,103	$7,143

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended September 30
(dollars in thousands)	2007	2006
Net income	$3,455	$3,235
Other comprehensive income:
Unrealized investment gains (losses) net of tax expense (benefit) $163 and $245, respectively	304	454
Change in unfunded pension liability, net of tax (benefit) expense of $150 and $0, respectively	281	—

Total comprehensive income	$4,040	$3,689

	Nine Months Ended September 30
(dollars in thousands)	2007	2006
Net income	$10,522	$9,508
Other comprehensive income:
Unrealized investment gains (losses) net of tax expense (benefit) $98 and $79, respectively	181	148
Change in unfunded pension liability, net of tax (benefit) expense of $157 and $0, respectively	291	—

Total comprehensive income	$10,994	$9,656

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

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

The results of operations for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except per share data)	2007	2006	2007	2006
Numerator:
Net income available to common shareholders	$3,455	$3,235	$10,522	$9,508

Denominator for basic earnings per share – weighted average shares outstanding	8,520,843	8,575,170	8,545,828	8,574,420
Effect of dilutive potential common shares	76,385	109,995	103,315	110,044

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	8,597,228	8,685,165	8,649,143	8,684,464

Basic earnings per share	$0.41	$0.38	$1.23	$1.11
Diluted earnings per share	$0.40	$0.37	$1.22	$1.09
Antidilutive shares excluded from computation of average dilutive earnings per share	61,467	2,250	30,395	3,250

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

The Corporation’s stock-based compensation expense for the nine months ended September 30, 2007 and 2006 was $35 thousand and $57 thousand, respectively. This expense had no material impact on earnings or diluted earnings per share in either period.

On April 25, 2007 the Shareholders approved the Corporation’s “2007 Long-Term Incentive Plan” (“LTIP”). The purpose of the LTIP is to promote the success and enhance the value of the Corporation by providing long term incentives to directors and employees of the Corporation. The Corporation’s LTIP permits the issuance of stock options, dividend equivalents, performance awards, stock appreciation rights, restricted stock and/or restricted stock units to employees and directors of the Corporation. The terms and conditions of awards under the LTIP are determined by the Corporation’s Compensation Committee. For stock options, the option price is the closing price for the stock on the day preceding the date of the grant. Stock options are exercised over a period determined by the Compensation Committee; however, the option period will not be longer than ten years from the date of the grant. A total of 428,996 shares of the Corporation’s common stock were made available by the Board of Directors in April, 2007 for grants of awards under the LTIP. As of September 30, 2007 there were 300,496 available for future grant. On August 29, 2007, 128,500 option grants were issued to employees and directors at a price of $22, the closing price on August 28, 2007. These grants were issued with a ten year maturity and vest over a five year period at 20% per year on the anniversary of the grant date. The Corporation’s practice is to issue option related shares from authorized but unissued shares.

Stock Option Plans authorized prior to April 25, 2007 have 10,189 share available for future grant as of September 30, 2007. The option price is set at the closing price for the stock on the day preceeding the date of the grants. Options granted may either be “incentive stock options” within the meaning of the Internal Revenue Code, or non-qualified options. The stock options are exercisable over a period determined by the Compensation Committee; however, the option period will not be longer than ten years from the date of the grant. The vesting period of option grants issued is also determined by the Corporation’s Compensation Committee. During the first quarter of 2007, 4,000 option grants were issued with a three-year vesting period.

The following table provides information about options outstanding for the three-months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding June 30, 2007	740,200	$17.90	$3.89
Granted	128,500	22.00	4.90
Forfeited	—
Expired	—
Exercised	—

Options outstanding September 30, 2007	868,700	$18.51	$4.04

The following table provides information about unvested options for the three-months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options June 30, 2007	14,167	$23.23	$6.60
Granted	128,500	22.00	4.90
Vested	—
Forfeited	—

Unvested options September 30, 2007	142,667	$22.12	$5.07

The following table provides information about options outstanding for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2006	789,900	$17.66	$3.81
Granted	132,500	22.05	4.96
Forfeited	—
Expired	—
Exercised	(53,700)	14.75	3.04

Options outstanding September 30, 2007	868,700	$18.51	$4.04

The following table provides information about unvested options for the nine-months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2006	11,375	$22.89	$6.44
Granted	132,500	22.05	4.96
Vested	(1,208)	21.83	5.90
Forfeited	—	—	—

Unvested options September 30, 2007	142,667	$22.12	$5.07

The total not-yet-recognized compensation expense of unvested stock options is $690,000. This expense will be recognized over a weighted average period of 56 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Proceeds from strike price of options exercised	$792,000	$1,305,000
Related tax benefit recognized	168,000	197,000

Proceeds of options exercised	$960,000	$1,502,000

Intrinsic value of options exercised	$481,000	$564,000

The following table provides information about options outstanding and exercisable options at September 30, 2007:

	Outstanding	Exercisable
Number	868,700	726,033
Weighted average exercise price	$18.51	$17.80
Aggregate intrinsic value	$3,043,421	$3,042,983
Weighted average contractual term (in years)	6.46	5.79

For the three months ended September 30, 2007 the fair value of option grants was determined at the date of grant using a Black-Scholes Option Pricing Model and the following assumptions:

Expected average risk-free interest rate	4.40%
Expected average life (in years)	6.89 years
Expected volatility	20.03%
Expected dividend yield	2.36%

5. Pension and Other Post-Retirement Benefit Plans

The Corporation sponsors two pension plans; the qualified defined benefit pension plan (“QDBP”) and the non-qualified defined benefit pension plan (“SERP”). In addition, the Corporation also sponsors a post-retirement benefit plan (“PRBP”).

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months ended September 30, 2007 and 2006:

	For Three months Ended September 30
	Non-Qualified Defined Benefit Pension Plan		Qualified Defined Benefit Pension Plan		Post- Retirement Benefit Plan
	2007	2006	2007	2006	2007	2006
Service cost	$15	$10	$313	$238	$1	$3
Interest cost	28	24	438	375	19	10
Expected return on plan assets	—	—	(637)	(553)	—	—
Amortization of transition obligation	—	—	—	—	6	7
Amortization of prior service costs	11	12	20	21	(34)	(35)
Amortization of net (gain) loss	6	—	114	84	14	(7)

Net periodic benefit cost	$60	$46	$248	$165	$6	$(22)

The following table provides a reconciliation of the components of the net periodic benefits cost for the nine months ended September 30, 2007 and 2006:

	For Nine months Ended September 30
	Non-Qualified Defined Benefit Pension Plan		Qualified Defined Benefit Pension Plan		Post- Retirement Benefit Plan
	2007	2006	2007	2006	2007	2006
Service cost	$46	$28	$938	$866	$3	$9
Interest cost	85	74	1,314	1,193	57	81
Expected return on plan assets	—	—	(1,910)	(1,667)	—	—
Amortization of transition obligation	—	—	—	—	19	19
Amortization of prior service costs	33	36	61	61	(103)	(103)
Amortization of net (gain) loss	19	—	343	366	43	95

Net periodic benefit cost	$183	$138	$746	$819	$19	$101

As stated in the Corporation’s 2006 Annual Report, the Corporation does not have any minimum funding requirement for its QDBP for 2007. The Corporation contributed $97 thousand during the first nine months of 2007 and is expected to contribute approximately $130 thousand to the SERP plan for 2007. Additionally, the Corporation contributed $136 thousand to the PRBP during the first nine months of 2007 and expects to contribute an additional $62 thousand in 2007. As of September 30, 2007 no contributions have been made to QDBP for 2007.

Effective May 31, 2007, certain post-retirement benefits were curtailed and will be paid out in a lump-sum distribution to the individual plan participants by the end of the first quarter of 2008.

6. Segment Information

FAS No. 131, “Segment Reporting” (“FAS 131”), identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in FAS 131 to the results of its operations.

Segment information for the quarter ended September 30, 2007 is as follows:

(Dollars in thousands)	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,679	—	$17	$3	$8,699
Less: Loan loss provision	—	—	—	—	—

Net interest income after loan and lease loss provision	8,679	—	17	3	8,699
Other income:
Fees for wealth management services	—	3,310	—	—	3,310
Service charges on deposit accounts	363	—	—	—	363
Loan servicing and other fees	55	—	221	—	276
Net gain on sale of loans	—	—	358	—	358
Net gain on sale of real estate	—	—	—	—	—
BOLI income	175	—	—	—	175
Other income	573	—	54	62	689

Total other income	1,166	3,310	633	62	5,171
Other expenses:
Salaries and wages	3,006	1,152	302	76	4,536
Employee benefits	791	211	44	10	1,056
Occupancy and bank premises	1,121	136	44	(40)	1,261
Other operating expense	1,545	242	213	(73)	1,927

Total other expense	6,463	1,741	603	(27)	8,780

Segment profit before income taxes	3,382	1,569	47	92	5,090
Intersegment pretax revenues (expenses)*	153	45	10	(208)	—

Segment pretax profit (loss)	$3,535	$1,614	$57	$(116)	$5,090

% of segment pretax profit (loss)	69.5%	31.7%	1.1%	(2.3%)	100%

*	Intersegment revenues and expenses consist of rental payments, insurance commissions and a management fee.

Segment information for the quarter ended September 30, 2006 is as follows:

(Dollars in thousands)	2006
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,384	—	$5	$1	$8,390
Less: Loan loss provision	258	—	—	—	258

Net interest income after loan loss provision	8,126	—	5	1	8,132
Other income:
Fees for wealth management services	—	3,013	—	—	3,013
Service charges on deposit accounts	388	—	—	—	388
Loan servicing and other fees	9	—	262	—	271
Net gain on sale of loans	—	—	268	—	268
Other operating income	442	—	78	103	623

Total other income	839	3,013	608	103	4,563
Other expenses:
Salaries and wages	2,886	1,054	177	49	4,166
Employee benefits	580	210	30	10	830
Occupancy and bank premises	969	145	39	(31)	1,122
Other operating expense	1,366	254	154	(62)	1,712

Total other expense	5,801	1,663	400	(34)	7,830

Segment profit before income taxes	3,164	1,350	213	138	4,865
Intersegment pretax revenues (expenses)*	122	45	—	(167)	—

Segment pretax profit (loss)	$3,286	$1,395	$213	$(29)	$4,865

% of segment pretax profit (loss)	67.5%	28.7%	4.4%	(0.6%)	100%

*	Intersegment revenues and expenses consist of rental payments, insurance commissions and a management fee.

Segment information for the nine months ended September 30, 2007 is as follows:

(Dollars in thousands)	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$25,513	$—	$69	$7	$25,589
Less: Loan loss provision	490	—	—	—	490

Net interest income after loan and lease loss provision	25,023	—	69	7	25,099
Other income:
Fees for wealth management services	—	10,020	—	—	10,020
Service charges on deposit accounts	1,079	—	—	—	1,079
Loan servicing and other fees	94	—	739	—	833
Net gain on sale of loans	—	—	897	—	897
Net gain on sale of real estate	1,333	—	—	—	1,333
BOLI income	259				259
Other income	1,586	—	222	152	1,960

Total other income	4,351	10,020	1,858	152	16,381
Other expenses:
Salaries and wages	8,333	3,359	673	200	12,565
Employee benefits	2,566	631	105	32	3,334
Occupancy and bank premises	3,264	413	121	(119)	3,679
Other operating expense	5,234	762	525	(131)	6,390

Total other expense	19,397	5,165	1,424	(18)	25,968

Segment profit before income taxes	9,977	4,855	503	177	15,512
Intersegment pretax revenues (expenses) *	472	135	30	(637)	—

Segment pretax profit (loss)	$10,449	$4,990	$533	$(460)	$15,512

% of segment pretax profit (loss)	67.4%	32.2%	3.4%	(3.0%)	100%

*	Intersegment revenues and expenses consist of rental payments, insurance commissions and a management fee.

Segment information for the nine months ended September 30, 2006 is as follows:

(Dollars in thousands)	2006
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$24,803	$—	$58	$13	$24,874
Less: Loan loss provision	621	—	—	—	621

Net interest income after loan loss provision	24,182	—	58	13	24,253
Other income:
Fees for wealth management services	—	9,181	—	—	9,181
Service charges on deposit accounts	1,164	—	—	—	1,164
Loan servicing and other fees	29	—	814	—	843
Net gain on sale of loans	—	—	772	—	772
Net gain on sale of real estate	—	—	—	—
Other operating income	1,348	—	187	242	1,777

Total other income	2,541	9,181	1,773	242	13,737
Other expenses:
Salaries and wages	7,995	3,145	486	203	11,829
Employee benefits	2,518	637	89	35	3,279
Occupancy and bank premises	2,856	453	129	(92)	3,346
Other operating expense	4,118	767	465	(227)	5,123

Total other expense	17,487	5,002	1,169	(81)	23,577

Segment profit (loss) before income taxes	9,236	4,179	662	336	14,413
Intersegment pretax revenues (expenses) *	484	135	—	(619)	—

Segment pretax profit (loss)	$9,720	$4,314	$662	$(283)	$14,413

% of segment pretax profit (loss)	67.4%	29.9%	4.6%	(1.9%)	100.0%

*	Intersegment revenues and expenses consist of rental payments, insurance commissions and a management fee.

Other segment information at September 30, 2007 and 2006 is as follows:

(dollars in millions)	2007	2006
Wealth Management Segment:
Wealth Assets Under Management and Administration	$2,675.3	$2,243.6
Mortgage Banking Segment:
Mortgage Loans Serviced for Others	$364.7	$385.9
Mortgage Servicing Rights	$2.8	$2.9

Banking Segment: Substantially all of the assets of the Corporation and its’ subsidiaries are related to the Banking Segment and are reflected on the consolidated balance sheets in these financial statements.

7.	Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the nine months ended September 30, 2007 and 2006:

(dollars in thousands)	2007	2006
Balance, January 1	$2,883	$2,982
Additions	186	200
Amortization	(244)	(248)
Impairment	(13)	(10)

Balance, September 30	$2,812	$2,924

Fair Value	$4,049	$4,424

There was $13 thousand of temporary impairment on MSRs for the nine months ended September 30, 2007 and $10 thousand for the nine months ended September 30, 2006.

At September 30, 2007, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2007
Fair value amount of MSRs	$4,049
Weighted average life (in years)	6.7
Prepayment speeds (constant prepayment rate)*:	11.5
Impact on fair value:
10% adverse change	$(161)
20% adverse change	$(318)
Discount rate:	10.0%
Impact on fair value:
10% adverse change	$(109)
20% adverse change	$(219)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

8. Impaired Loans and Leases

The following summarizes the Corporation’s impaired loans and leases for the periods ended:

	As of and for the Nine Months Ended		As of and for the Twelve Months Ended
(dollars in thousands)	September 30, 2007	September 30, 2006	December 31, 2006
Period end balance	$852	$794	$704
Average period to date balance	479	810	801
Loans and leases with specific loss allowances	—	—	—
Charge offs and recoveries	—	—	115
Loss allowances reserved	—	—	—
Period to date income recognized	$46	$6	$39

9.	Capital

The Corporation declared and paid a regular dividend of $0.13 per share, during the third quarter of 2007. This payment totaled $1.107 million.

During the first nine months of 2007, the Corporation repurchased 101,403 shares of its common stock for $2.419 million at an average purchase price of $23.86 per share.

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

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2004. The Corporation’s 2005 tax year is currently under audit by the Internal Revenue Service.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At September 30, 2007, the Corporation has no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

FAS 155

In February 2006, the FASB issued FAS No. 155 – “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). Among other things, this Statement permits fair value re-measurement for certain hybrid financial instruments and requires that entities evaluate whether beneficial interests contain embedded derivatives or are derivatives in their entirety.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation adopted FAS 155 effective January 1, 2007. The Corporation has determined that the adoption of FAS 155 did not have a material impact on its consolidated financial statements during the first nine months of 2007.

FAS 156

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”). FAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. FAS 156 also requires fair value measurement of a servicing asset or liability upon initial recognition and permits different methods to subsequently measure each class of separately recognized servicing assets and servicing liabilities. This Statement additionally permits under certain circumstances a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115.

This Statement becomes effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation adopted FAS 156 effective January 1, 2007. The Corporation has determined that the adoption of FAS 156 did not have a material impact on its consolidated financial statements during the first nine months of 2007.

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

On May 1, 2007 a significant Wealth Division customer announced its intention to be acquired by another financial institution in a business combination. The acquiring financial institution provides wealth management services similar to that of the Corporation’s Wealth Management Division. According to documents filed with The Securities and Exchange Commission, this transaction is expected to close on November 16, 2007. The Wealth Management revenue related to this institutional client for the three month period ended September 30, 2007 and 2006 were $141 thousand and $103 thousand, respectively. On a year to date basis, fees related to this institutional client were approximately $500 thousand and $306 thousand for 2007 and 2006, respectively. Wealth assets under management and administration at September 30, 2007, December 31, 2006 and September 30, 2006 relating to this client were approximately $423.3 million, $412.4 million and $266.5 million, respectively.

ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition

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

•	the ability to fund earning asset growth;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan and lease losses and estimates in the value of collateral, and various financial assets and liabilities;

•	technological changes being more difficult or expensive than anticipated;

•	the Corporation’s success in managing the risks involved in the foregoing; and

•	any extraordinary event.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and the Corporation assumes no obligation to update any forward-looking statement.

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance, leasing and business banking services to its customers through eight full service branches and seven retirement community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ Global Market (“NASDAQ”) under the symbol BMTC.

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

The allowance for loan and lease losses involves a higher degree of judgment and complexity than other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by Management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans and leases, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions, international events, and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods. See the section of this document titled Asset Quality and Analysis of Credit Risk for additional information.

Other significant accounting policies are presented in Note 1 to the Corporation’s audited consolidated financial statements filed as part of the 2006 Annual Report on Form 10-K. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

Executive Overview

The Corporation reported third quarter 2007 diluted earnings per share of $0.40, an increase of $0.03 or 8.1% compared with the same period in 2006. Net income for the third quarter of 2007 was $3.455 million, an increase of 6.8% or $220 thousand compared to $3.235 million in last year’s third quarter. Return on average equity (ROE) and return on average assets (ROA) for the quarter ended September 30, 2007, were 15.85% and 1.56%, respectively. ROE was 15.58% and ROA was 1.69% for the same period last year. Solid loan and lease growth, increases in non-interest income and a lower provision for loan and lease losses, partially offset by increased funding costs and incremental costs associated with new business initiatives, contributed to the increase in earnings.

The Corporation continues to deliver solid results in a challenging banking market. Earnings growth this quarter was the direct result of a differentiated business model and efforts to expand the business portfolio and invest in entrepreneurial ventures such as BMT Leasing, our equipment leasing company. The third quarter results reflect a solid performance.

Due to the stability of the Corporation’s business model, the well-publicized national credit crunch has led to opportunities for the Corporation’s residential and other lending units to grow with desirable borrowers as certain competitors have withdrawn from the market. In this environment, the Corporation was able to increase portfolio loans and leases by 16.2% or over $108.1 million since September 30, 2006. The Corporation’s tax equivalent net interest income was up 3.4% for the three months ended September 30, 2007 compared to the same period last year.

Anticipating a one-time gain on the sale of real estate during the first quarter of 2007, an investment was made in several new business initiatives in the latter part of 2006 continuing through 2007. These initiatives include the September 2006 formation of the equipment leasing company and the fall 2006 start-up of a loan production office in West Chester. The 2007 initiatives include the grand opening of the Corporation’s new Ardmore branch, the roll-out of the Private Banking Group, and the formation of BMT Mortgage Group to augment the Corporation’s existing mortgage operations.

Other 2007 growth initiatives include investments in additional personnel, product offerings and service enhancements in the Wealth Division with the goal of increasing assets under management and administration. During the third quarter of 2007, an experienced financial planner was hired to enhance the Wealth Division’s overall financial planning services and a new separately-managed investment product was launched. The Corporation is also developing plans to establish a Limited Purpose Trust Company (“LPTC”) in the State of Delaware in 2008 which will empower the organization to serve as a corporate fiduciary under Delaware statutes, which are more favorable for individuals and families.

With regard to Wealth Management initiatives, the Corporation is making investments to further enhance and differentiate the wealth business. The rollout of a separately-managed investment product platform enables clients to tap into ‘best of breed’ money managers across a wide range of investment disciplines. At the same time, enhancements are being made to the wealth management operation to make it a more potent platform for earnings growth. Planned expansion into Delaware will open up a national market for these product offerings.

Third quarter 2007 results reflect the financial impact of the current interest rate environment as tax equivalent net interest income grew 3.4% to $8.774 million from $8.484 million in the third quarter of 2006 and 2.0% from $8.605 million in the second quarter of 2007. The increase in tax equivalent net interest income in the third quarter of 2007 compared to the same period last year was the result of a $107.4 million increase or 15.2% increase in quarterly average interest earning assets, partially offset by a 49 basis point decrease in the Corporation’s tax equivalent net interest margin to 4.29% from 4.78%. The increase in tax equivalent net interest income in the third quarter of 2007 compared to the second quarter of 2007 was the result of a very strong $43.6 million increase or 5.7% increase in quarterly average interest earning assets, partially offset by a 20 basis point decrease in the Corporation’s tax equivalent net interest margin to 4.29% from 4.49%.

The Corporation’s 15.2% increase in average earning assets in the third quarter of 2007 compared with the third quarter of 2006 is attributed primarily to the $109.0 million or 16.9% increase in quarterly average loans and leases. At the same time, savings, market rate, time and demand deposit growth over the past nine months has been slightly negative with incremental funding coming from higher-cost wholesale deposits and borrowings. The Corporation expects continued downward pressure on the tax equivalent net interest margin as earning asset growth is expected to continue at a faster rate than growth in the transaction and time deposit accounts mentioned above.

The Corporation reported nine month 2007 diluted earnings per share of $1.22, an increase of $0.13 per share or 11.9% compared to $1.09 per share in the same period of 2006. Net income for the nine month period ended September 30, 2007 was $10.522 million, an increase of 10.7% or $1.014 million, compared to $9.508 million in last year’s first nine months. The primary factor contributing to the increase in earnings for the nine month period was a $0.10 per share or $866 thousand after-tax gain on the sale of real estate that previously served as the Bank’s Wynnewood branch location. Excluding the real estate gain, year to date 2007 diluted earnings per share of $1.12 were up $0.03 or 2.8% from the same period last year and net income of $9.656 million was $148 thousand or 1.6% more than the prior year amount of $9.508 million.

Return on average equity (ROE) and return on average assets (ROA) for the nine months ended September 30, 2007 were 16.58% (15.21% excluding the real estate gain) and 1.69% (1.55% excluding the real estate gain), respectively. ROE was 15.84% and ROA was 1.75% for the same period last year. The tax equivalent net interest margin for the first nine months of 2007 was 4.47% compared with 4.99% in the same period last year.

Total portfolio loans and leases at September 30, 2007 were $775.2 million, an increase of $108.1 million or 16.2% from $667.1 million at September 30, 2006 and an increase of $93.9 million or 13.8% from 2006 year end balances of $681.3 million. Leases at September 30, 2007 of $37.5 million were 4.8% of total portfolio loans and leases and are expected to continue to grow by approximately $2.5 million to $3.5 million per month.

Credit quality on the overall loan and lease portfolio remains strong as total non-performing loans and leases of $856 thousand represent less than 11 basis points of portfolio loans and leases at September 30, 2007. This compares with 24 basis points or $1.6 million at September 30, 2006. The provision for loan and lease losses for the quarter and nine months ended September 30, 2007 were $0 and $490 thousand respectively, compared with $258 thousand and $621 thousand for the same periods last year, respectively. At September 30, 2007, the allowance for loan and lease losses of $8.292 million represents 1.07% of portfolio loans and leases compared with 1.19% at December 31, 2006. See the section of this document titled Asset Quality and Analysis of Credit Risk for additional information.

Funding from wholesale sources at September 30, 2007 included $114.6 million in wholesale certificates of deposit and $68.5 million in Federal Home Loan Bank (“FHLB”) borrowings. This compares with $50.0 million and $15.0 million in wholesale certificates and FHLB borrowings, respectively, at December 31, 2006. The Corporation expects its reliance on wholesale funding to continue to increase.

Non-interest income for the third quarter of 2007 was up 13.3% over the third quarter of 2006. This increase was partially driven by a 9.9% increase in Wealth Management revenues for the quarter ended September 30, 2007 compared with the same period last year. Also contributing to the increase over last year was income relating to a May 2007 bank-owned-life-insurance (“BOLI”) transaction and a 33.6% increase in mortgage loan sale revenue.

For the nine month period ended September 30, 2007, non-interest income excluding the real estate gain on the Wynnewood property, was up 9.5% over the same period last year. The primary factor for this increase was an increase in year-to-date Wealth Division revenue which was 9.1% higher than the same period last year. The balance of the increase in non-interest income was due to BOLI income, stronger mortgage loan sale revenue and a gain on the sale of other real estate owned.

Wealth Management revenues for the quarter ended September 30, 2007 and September 30, 2006 include $141 thousand and $103 thousand, respectively, of fees relating to the investment management services provided to one institutional client. This client is being acquired by another financial institution that provides investment management services in a business combination. The Corporation has been notified that this business combination is expected to close November 16, 2007, and will result in the termination of this relationship’s revenue and assets. On a year to date basis, fees related to this institutional client were approximately $500 thousand and $306 thousand for 2007 and 2006, respectively. Wealth assets under Management and Administration at September 30, 2007, December 31, 2006 and September 30, 2006 relating to this client were approximately $423.3 million, $412.4 million and $266.5 million, respectively.

Non-interest expense for the third quarter of 2007 was 12.1% higher than the third quarter of 2006. The increase in non-interest expenses is primarily due to personnel costs associated with the new initiatives discussed above along with overall employee benefit expense cost increases and occupancy costs associated with the new Ardmore branch. For the nine month period ended September 30, 2007, non-interest expense was 10.1% over the same period last year. Personnel costs associated with the new business initiatives, Ardmore branch operating costs, advertising costs, and additional professional fees were the primary contributors to this increase in non-interest expenses.

The Corporation’s effective tax rate for the three and nine month periods ended September 30, 2007 were 32.1% and 32.2%, respectively, compared to 33.5% and 34.0% for the same periods, respectively, in 2006. The decrease in the tax rate in 2007 is partially attributable to tax free income recognized from the May 2007 BOLI transaction.

In other business, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.13 per share, payable December 1, 2007, to shareholders of record as of November 5, 2007.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2007 and 2006 are shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007*	2007	2006
Return on Average Equity (ROE)	15.85%	15.58%	15.21%	16.58%	15.84%
Return on Average Assets (ROA)	1.56%	1.69%	1.55%	1.69%	1.75%
Efficiency Ratio	63.31%	60.45%	63.90%	61.87%	61.06%
Net Interest Margin (TE)	4.29%	4.78%	4.47%	4.47%	4.99%
Diluted Earnings Per share	$0.40	$0.37	$1.12	$1.22	$1.09
Dividend Per Share	$0.13	$0.12	$0.37	$.37	$0.34

*	The ratios are also presented for the nine months ended September 30, 2007 excluding the gain on sale of real estate.

	September 30 2007	December 31 2006	September 30 2006
Book Value Per Share	$10.43	$9.62	$9.83
Allowance for loan and lease losses as a Percentage of Loans	1.07%	1.19%	1.20%

Reconciliation of Non-GAAP Information for the three months and nine months ended September 30, 2007

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

(dollars in thousands, except per share data)

Three Months Ended March 31, 2007:	Net Income		Change		Non-interest Income		Change
	2007	2006	Dollars	Percentage	2007	2006	Dollars	Percentage
As reported (GAAP)	$3,976	$3,136	$840	26.8%	$6,146	$4,599	$1,547	33.6%
Non-GAAP adjustment[1]	(866)	—	(866)	(27.6)%	(1,333)	—	(1,333)	(29.0)%
Adjusted (Non-GAAP)	$3,110	$3,136	$(26)	(0.8)%	$4,813	$4,599	$214	4.6%

	Diluted Earnings Per Share		Return on Equity		Return on Assets		Efficiency Ratio
	2007	2006	2007	2006	2007	2006	2007	2006
As reported (GAAP)	$0.46	$0.36	19.36%	16.27%	2.03%	1.83%	58.08%	61.39%
Non-GAAP adjustment[1]	(0.10)	—	(4.21)%	—	(0.44)%	—	5.88%	—
Adjusted (Non-GAAP)	$0.36	$0.36	15.15%	16.27%	1.59%	1.83%	63.96%	61.39%

Nine Months Ended September 30, 2007:	Net Income		Change		Non-interest Income		Change
	2007	2006	Dollars	Percentage	2007	2006	Dollars	Percentage
As reported (GAAP)	$10,522	$9,508	$1,014	10.7%	$16,381	$13,737	$2,644	19.2%
Non-GAAP adjustment[1]	(866)	—	(866)	(9.1)%	(1,333)	—	(1,333)	(9.7)%
Adjusted (Non-GAAP)	$9,656	$9,508	$148	(1.6)%	$15,048	$13,737	$1,311	9.5%

	Diluted Earnings Per Share		Return on Equity		Return on Assets		Efficiency Ratio
	2007	2006	2007	2006	2007	2006	2007	2006
As reported (GAAP)	$1.22	$1.09	16.58%	15.84%	1.69%	1.75%	61.17%	61.37%
Non-GAAP adjustment[1]	(0.10)	—	(1.37)%	—	(0.14)%	—	3.04%	—
Adjusted (Non-GAAP)	$1.12	$1.09	15.21%	15.84%	1.55%	1.75%	64.21%	61.37%

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

(Dollars in thousands)	Nine Months Ended September 30, 2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Segment pretax profit (loss) (GAAP)	$10,449	$4,990	$533	$(460)	$15,512
Segment pretax gain on sale of real estate	(1,333)	—	—	—	(1,333)

Segment pretax profit (loss)—excluding gain on sale of real estate (Non-GAAP)	$9,116	$4,990	$533	$(460)	$14,179

% of segment pretax profit (loss) (GAAP)	67.4%	32.2%	3.4%	(3.0%)	100%

% of segment pretax gain on sale of real estate	(3.1%)	—	—	—	100%

% of segment pretax profit (loss) – excluding gain on sale of real estate (Non-GAAP)	64.3%	35.2%	3.8%	(3.3%)	100%

	Nine Months Ended September 30, 2006
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Segment pretax profit (loss) (GAAP)	$9,720	$4,314	$662	$(283)	$14,413

% of segment pretax profit (loss) (GAAP)	67.4%	29.9%	4.6%	(1.9%)	100.0%

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

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

The Rate Volume Analysis and the Analysis of Interest Rates and Interest Differential in the tables below analyze dollar change, volume change, and interest rate changes in the components (interest income and interest expense) of tax equivalent net interest income for the three month period ended September 30, 2007 compared to September 30, 2006, along with a presentation of the major asset categories on an average daily basis for the same periods. The discussion below refers to these tables.

The tax equivalent net interest income for the three months ended September 30, 2007 of $8.774 million was $290 thousand or 3.4% higher than the net interest income for the same period in 2006 of $8.484 million. The analysis below indicates that interest income increased $2.111 million for the three months ended September 30, 2007 from the same period in 2006. This increase was primarily due to increased loan and lease volume and an increase in the yield on loans and leases. Average loans and leases grew $108.5 million to $759.7 million in the third quarter of 2007 from $651.2 million in the same period in 2006 and the average tax-equivalent loan and lease yield during the third quarter of 2007 increased to 7.08% or 8 basis points from 7.00% during the same period in 2006.

However, the growth in tax equivalent interest income was almost entirely offset by an increase in interest expense of $1.821million for the three months ended September 30, 2007 from the same period in 2006. The shift in deposits to higher rate certificates of deposit and the need to use more wholesale funding sources due to the challenging environment for new deposits resulted in the increased interest expense. The increase in average wholesale certificates of deposits of $100.3 million from $19.9 million in the third quarter of 2006 to $120.2 million for the same period in 2007 was the largest component of the increased interest expense. Average time deposits increased 3.2% in the third quarter of 2007 compared to the same period in 2006, while average savings, NOW and money market accounts decreased 2.5% or $7.1 million from $285.0 million in the third quarter of 2006 to $277.9 million in the third quarter of 2007. The result of the changes in the deposit mix and the increase in borrowed funds increased the rate paid on average interest bearing liabilities to 3.44% in the third quarter of 2007 or 64 basis points from 2.80% in the third quarter of 2006.

Rate /Volume Analysis on a tax equivalent basis

(in thousands) Increase/(Decrease)	Three months Ended September 30, 2007 Compared to 2006
	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$32	$(1)	$31
Federal funds sold	21	(1)	20
Investment securities available for sale	(57)	53	(4)
Loans and leases	1,911	153	2,064

Total interest income	1,907	204	2,111

Interest expense:
Savings, NOW and market rate accounts	$(27)	$39	$12
Wholesale deposits	1,397	(45)	1,352
Time deposits	65	191	256
Borrowed funds	219	(18)	201

Total interest expense	1,654	167	1,821

Interest differential	$253	$37	$290

Analyses of Interest Rates and Interest Differential

The tables below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the three months ended September 30,
	2007			2006
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$3,172	$42	5.25%	$807	$11	5.41%
Federal funds sold	4,884	65	5.28%	3,345	45	5.34%
Investment securities available for sale:
Taxable	39,090	500	5.07%	44,132	503	4.52%
Tax-exempt	4,984	57	4.54%	4,971	58	4.63%

Total investment securities	44,074	557	5.01%	49,103	561	4.53%

Loans and leases (1) (2)	759,714	13,558	7.08%	651,194	11,494	7.00%

Total interest earning assets	811,844	14,222	6.95%	704,449	12,111	6.82%
Cash and due from banks	22,306			25,373
Allowance for loan and lease losses	(8,712)			(7,904)
Other assets	54,074			37,267

Total assets	$879,512			$759,185

Liabilities:
Savings, NOW and market rate accounts	$277,895	$1,041	1.49%	$284,954	$1,029	1.43%
Time deposits	192,999	2,282	4.69%	187,083	2,026	4.30%
Wholesale deposits	120,222	1,630	5.38%	19,956	278	5.53%

Total interest-bearing deposits	591,116	4,953	3.32%	491,993	3,333	2.69%
Borrowed funds	37,319	495	5.26%	21,380	294	5.46%

Total interest-bearing liabilities	628,435	5,448	3.44%	513,373	3,627	2.80%
Noninterest-bearing demand deposits	148,858			149,465
Other liabilities	15,757			13,966

Total noninterest-bearing liabilities	164,615			163,431

Total liabilities	793,050			676,804
Shareholders’ equity	86,462			82,381

Total liabilities and shareholders’ equity	$879,512			$759,185

Net interest spread			3.51%			4.02%
Effect of noninterest-bearing sources			0.78%			0.76%

Net interest income/ margin on earning assets.		$8,774	4.29%		$8,484	4.78%

Tax equivalent adjustment		$75	0.04%		$94	0.05%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.

The Rate Volume Analysis and the Analysis of Interest Rates and Interest Differential in the tables below analyze dollar change, volume change, and interest rate changes in the components (interest income and interest expense) of tax equivalent net interest income for the nine month period ended September 30, 2007 compared to September 30, 2006, along with a presentation of the major asset categories on an average daily basis for the same periods. The discussion below refers to these tables.

The tax equivalent net interest income for the nine months ended September 30, 2007 of $25.853 million was $720 thousand or 2.9% higher than the net interest income for the same period in 2006 of $25.133 million. The analysis below indicates that interest income increased $6.463 million for the nine months ended September 30, 2007 from the same period in 2006. This increase was primarily due to average loans and leases growing $99.6 million or 16.0% to $723.4 million in the nine month period ended September 30, 2007 from $623.8 million in the same period in 2006. The average tax-equivalent loan and lease yield during the first nine month of 2007 of 7.08% was 19 basis points higher than the 6.89% during the same period in 2006.

The growth in tax equivalent interest income was almost entirely offset by an increase in interest expense of $5.743 million for the nine months ended September 30, 2007 from the same period in 2006. The shift in deposit to higher rate certificates of deposits and need to use more wholesale funding sources due to the challenging environment for new deposits resulted in the increased interest expense. The increase in average wholesale certificates of deposits of $71.6 million from $7.2 million for the nine months ended September 30, 2006 to $78.8 million for the same period in 2007 was the largest component of the increased interest expense. Average time deposits increased 11.6% or $19.4 million to $186.0 million in the first nine months of 2007 from $166.6 million in the same period in 2006, while savings, NOW and money market accounts decreased 5.6% or $16.5 million from $294.8 million in the first nine months of 2006 to $278.3 million in the same period of 2007. The result of the changes in the deposit mix and the use of borrowed funds increased the rate paid on average interest bearing liabilities to 3.27% for the period ended September 30, 2007 or 89 basis points from 2.38% in the same period in 2006.

Rate /Volume Analysis on a tax equivalent basis:

(in thousands) Increase/(Decrease)	Nine months Ended September 30, 2007 Compared to 2006
	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$29	$3	$32
Federal funds sold	(23)	7	(16)
Investment securities available for sale	23	292	315
Loans and leases	5,109	1,023	6,132

Total interest income	5,138	1,325	6,463

Interest expense:
Savings, NOW and market rate accounts	$(83)	$314	$231
Wholesale deposits	2,911	(26)	2,885
Time deposits	577	920	1,497
Borrowed funds	1,102	28	1,130

Total interest expense	4,507	1,236	5,743

Interest differential	$631	$89	$720

	For the nine months ended September 30,
	2007			2006
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$1,419	$56	5.28%	$646	$24	4.97%
Federal funds sold	2,842	112	5.27%	3,647	128	4.69%
Investment securities available for sale:
Taxable	40,490	1,543	5.10%	39,758	1,225	4.12%
Tax-exempt	4,997	174	4.66%	4,981	177	4.75%

Total investment securities	45,487	1,717	5.05%	44,739	1,402	4.19%

Loans and leases (1) (2)	723,445	38,297	7.08%	623,796	32,165	6.89%

Total interest earning assets	773,193	40,182	6.95%	672,828	33,719	6.70%
Cash and due from banks	23,116			24,794
Allowance for loan and lease losses	(8,503)			(7,706)
Other assets	46,638			35,511

Total assets	$834,444			$725,427

Liabilities:
Savings, NOW and market rate accounts	$278,336	$3,015	1.45%	$294,842	$2,784	1.26%
Time deposits	186,043	6,449	4.63%	166,643	4,952	3.97%
Wholesale deposits	78,811	3,183	5.40%	7,200	298	5.53%

Total interest-bearing deposits	543,190	12,647	3.11%	468,685	8,034	2.29%
Borrowed funds	41,790	1,682	5.38%	13,953	552	5.29%

Total interest-bearing liabilities	584,980	14,329	3.27%	482,638	8,586	2.38%
Noninterest-bearing demand deposits	148,792			149,106
Other liabilities	15,804			13,608

Total noninterest-bearing liabilities	164,596			162,714

Total liabilities	749,576			645,352
Shareholders’ equity	84,868			80,075

Total liabilities and shareholders’ equity	$834,444			$725,427

Net interest spread			3.68%			4.32%
Effect of noninterest-bearing sources			0.79%			0.67%

Net interest income/ margin on earning assets.		$25,853	4.47%		$25,133	4.99%

Tax equivalent adjustment		$264	0.05%		$259	0.05%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin decreased 49 basis points to 4.29% in the third quarter of 2007 from 4.78% in the same period last year. The yield on earning assets increased due to an increase in market rates and the impact of higher yielding leases. Conversely, the cost of interest bearing deposits increased more than the yield on earning assets, a result of the competitive deposit gathering environment and the Corporation’s reliance on higher cost wholesale funding to support asset growth. The net interest margin and related components for the past five linked quarters are as follows:

Year	Quarter	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
2007	3rd	6.95%	3.44%	3.51%	0.78%	4.29%
2007	2nd	6.97%	3.27%	3.70%	0.79%	4.49%
2007	1st	6.93%	3.08%	3.85%	0.80%	4.65%
2006	4th	6.85%	2.99%	3.86%	0.79%	4.65%
2006	3rd	6.82%	2.80%	4.02%	0.76%	4.78%

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

Summary of Interest Rate Simulation

	September 30, 2007
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+200 basis points	$(247)	(0.63)%
+100 basis points	$(49)	(0.13)%
-100 basis points	$191	0.49%
-200 basis points	$484	1.29%

The interest rate simulation above indicates that the Corporation’s balance sheet as of September 30, 2007 is basically asset neutral meaning that an increase in interest rates should not have a significant impact on net interest income and a decline in interest rates will not cause a significant decline in net interest income over the next 12 months. The Corporation has aggressively worked to reduce the asset sensitivity of the balance sheet with the addition of fixed rate loans and the utilization of fixed rate wholesale funding. Wholesale funds provide an opportunity to better match our funding source to the duration of the assets. Additionally, the Corporation has 18 months remaining on a $25 million interest rate floor purchased to mitigate the impact of declining rates on net interest income.

GAP Report

The table below indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term if interest rates rise. The converse is also true.

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of September 30, 2007:

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$1,002	$—	$—	$—	$—	$1,002
Federal funds sold	—	—	—	—	—	—
Investment securities	12,155	7,764	15,994	7,807	—	43,720
Loans and leases(1)	281,697	74,645	323,284	101,354	—	780,980
Allowance	(296)	(888)	(4,738)	(2,370)	—	(8,292)
Cash and due from banks	—	—	—	—	21,330	21,330
Other assets	—	—	136	471	55,361	55,968

Total assets	$294,558	$81,521	$334,676	$107,262	$76,691	$894,708

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$26,614	$17,627	$94,013	$—	$—	$138,254
Savings, NOW and market rate	46,449	39,778	147,227	41,152	—	274,606
Time deposits	106,987	191,992	9,668	117	—	308,764
Borrowed funds	53,500	15,000	—	—	—	68,500
Other liabilities	—	—	—	—	15,728	15,728
Shareholders’ equity	3,173	9,521	50,775	25,387		88,856

Total liabilities and shareholders’ equity	$236,723	$273,918	$301,683	$66,656	$15,728	$894,708

Interest earning assets	$294,854	$82,409	$339,278	$109,161	—	$825,702
Interest bearing liabilities	206,936	246,770	156,895	41,269	—	651,870

Difference between interest earning assets and interest bearing liabilities	$87,918	$(163,361)	$182,383	$67,892	$—	$173,832

Cumulative difference between interest earning assets and interest bearing liabilities	$87,918	$(76,443)	$105,940	$173,832	$—	$173,832

Cumulative earning assets as a % of cumulative interest bearing liabilities	142%	83%	117%	127%

(1)	Loans include portfolio loans and leases and loans held for sale.

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

Asset Quality and Analysis of Credit risk

Credit quality on the overall loan and lease portfolio remains strong as total non-performing loans and leases of $856 thousand represent less than 11 basis points of portfolio loans and leases at September 30, 2007. This compares with 24 basis points or $1.6 million at September 30, 2006. The provision for loan and lease losses for the quarter and nine months ended September 30, 2007 were $0 and $490 thousand respectively, compared with $258 thousand and $621 thousand for the same periods last year, respectively. With a full year’s experience in the leasing portfolio, Management re-evaluated its methodology and assumptions in its estimate of the allowance for loan and lease losses as of September 30, 2007. Based on this analysis, Management concluded that certain credit characteristics in the loan and lease portfolio evidenced a lower level of inherent loss than previously estimated and after recording net charge-offs in the quarter of $313 thousand, that the allowance for loan and lease losses was adequate. Although the provision for the quarter ended September 30, 2007 was zero, Management expects that its methodology will result in the need for provisions for loan and leases losses in future reporting periods. At September 30, 2007, the allowance for loan and lease losses of $8.292 million represents 1.07% of portfolio loans and leases compared with 1.19% at December 31, 2006.

The Corporation’s portfolio of loans and leases as presented in the first table in the section of this document titled Balance Sheet Analysis include first lien mortgage positions on one to four family residential loans that are considered interest only loans. These loans are for a variety of purposes and terms including one-year balloon mortgages for renovations, and construction to permanent mortgages. The balance of these loans were $60.1 million and $51.0 million at September 30, 2007 and December 31, 2006, respectively. The Corporation had no sub-prime or negative amortization loans in its portfolio as of September 30, 2007 and December 31, 2006, respectively.

Non Performing Assets and Related Ratios

(dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Non-accrual loans	$852	$704	$794
Loans and leases 90 days or more past due	4	119	835

Total non performing loans and leases	856	823	1,629
Other real estate owned (“OREO”)	—	—	—

Total non performing assets	$856	$823	$1,629

Allowance for loan and lease losses to non performing assets	968.7%	986.9%	492.6%
Allowance for loan and lease losses to non performing loans and leases	968.7%	986.9%	492.6%
Non performing loans and leases to total portfolio loans	0.11%	0.12%	0.24%
Allowance for loan losses to portfolio loans	1.07%	1.19%	1.20%
Non performing assets to assets	0.10%	0.10%	0.21%
Period end portfolio loans	$775,223	$681,291	$667,105
Average portfolio loans (quarterly average)	$754,249	$669,036	$645,284
Allowance for loan and lease losses	$8,292	$8,122	$8,025

Summary of Changes in the Allowance For Loan and lease losses

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2006
(dollars in thousands)	2007	2006	2007	2006
Balance, beginning of period	$8,605	$7,779	$8,122	$7,402	$7,402
Charge-offs:
Consumer	(18)	(15)	(32)	(29)	(31)
Commercial and industrial	—	—	—	—	—
Real estate	—	—	—	—	(120)
Leases	(341)	—	(351)	—	—

Total charge-offs	(359)	(15)	(383)	(29)	(151)
Recoveries:
Consumer	1	1	18	27	34
Commercial and industrial	45	2	45	2	3
Real estate	—	—	—	2	2
Leases	—	—	—	—	—

Total recoveries	46	3	63	31	39

Net (charge-offs) / recoveries	(313)	(12)	(320)	2	(112)
Provision for loan and lease losses	—	258	490	621	832

Balance, end of period	$8,292	$8,025	$8,292	$8,025	$8,122

NON-INTEREST INCOME

Three months ended September 30, 2007 Compared to September 30, 2006

Non-interest income for the third quarter of 2007 was $5.171 million, an increase of $608 thousand or 13.3% over the $4.563 million in the third quarter of 2006. This increase was partially driven by a $297 thousand or 9.9% increase in Wealth Management revenues to $3.310 million for the quarter ended September 30, 2007 compared with $3.013 million in the same period last year. Also contributing to the increase over last year was $175 thousand of income relating to a $15.0 million May 2007 bank-owned-life-insurance (“BOLI”) transaction and a $90 thousand or 33.6% increase in mortgage loan sale revenue.

Wealth Management revenues for the quarter ended September 30, 2007 and September 30, 2006 include $141 thousand and $103 thousand, respectively, of fees relating to one institutional client that is being acquired by another financial institution in a business combination which will result in the loss of this revenue and the corresponding Wealth assets under management. The Corporation has been notified that this business combination is expected to close November 16, 2007.

Nine months ended September 30, 2007 Compared to September 30, 2006

For the nine month period ended September 30, 2007, non-interest income excluding the $1.333 million (pre-tax) real estate gain on the Wynnewood property, was $15.048 million, an increase of $1.311 million or 9.5% over the $13.737 million in the same period last year. The primary factor for this increase was year-to-date Wealth Division revenue of $10.020 million which was $839 thousand or 9.1% higher than the same period last year. The balance of the increase in non-interest income was due to BOLI income, stronger mortgage loan sale revenue and a gain on the sale of other real estate owned.

On a year to date basis, Wealth Management fees related to the previously mentioned institutional client were approximately $500 thousand and $306 thousand for 2007 and 2006, respectively. Wealth assets under Management and Administration at September 30, 2007, December 31, 2006 and September 30, 2006 relating to this client were approximately $423.3 million, $412.4 million and $266.5 million, respectively.

NON-INTEREST EXPENSE

Three months ended September 30, 2007 Compared to September 30, 2006

Non-interest expense for the third quarter of 2007 was $8.780 million, an increase of $950 thousand or 12.1% from $7.830 million in the third quarter of 2006. The increase in non-interest expenses is primarily due to personnel costs associated with the new initiatives discussed earlier along with overall employee benefit expense cost increases and occupancy costs associated with the new Ardmore branch.

Nine months ended September 30, 2007 Compared to September 30, 2006

For the nine month period ended September 30, 2007, non-interest expense was $25.968 million, an increase of $2.391 million or 10.1% over the $23.577 million in the same period last year. Personnel costs associated with the new business initiatives, Ardmore branch operating costs, advertising costs, and additional professional fees were the primary contributors to this increase in non-interest expenses. Professional fees include legal, audit and consulting expenses for the Corporation.

INCOME TAXES

Income taxes for the three months ended September 30, 2007 were $1.635 million compared to $1.630 million for the same period in 2006. This represents an effective tax rate for the three months ended September 30, 2007 of 32.1% and an effective tax rate of 33.5% for the same period in 2006. Income taxes for the nine months ended September 30, 2007 were $4.990 million compared to $4.905 million for the same period in 2006. This represents an effective tax rate for the nine months ended September 30, 2007 of 32.2% compared to an effective tax rate of 34.0% for the same period in 2006. The decrease in the effective tax rate is due in part to an increase in tax free income recognized from the May 2007 BOLI transaction.

BALANCE SHEET ANALYSIS

Total assets increased $68.0 million or 8.2% from $826.7 million as of December 31, 2006 to $894.7 million as of September 30, 2007. This increase is related to an increase in portfolio loans and leases of $93.9 million from December 31, 2006 to September 30, 2007. Partially offsetting the increase in portfolio loans is a decrease in cash and cash equivalents of $39.7 million or 64.0% from $62.0 million at December 31, 2006 to $22.3 million at September 30, 2007.

The table below compares portfolio loans and leases outstanding at September 30, 2007 and December 31, 2006. The increases in leases of $30.5 million, commercial and industrial loans of $34.2 million and in commercial mortgage loans of $22.9 million are the primary drivers for the increase in average total loans and leases of $85.2 million. The Corporation continues to focus its business development efforts on building banking relationships with local privately held businesses, non-profits, high quality residential builders and owners of commercial real estate along with its national equipment leasing business.

Total portfolio loans outstanding are detailed by category as follows:

	September 30, 2007	December 31, 2006	Change
(dollars in millions)			Dollars	Percentage
Real estate loans:
Commercial mortgage loans	$221.3	$198.4	$22.9	11.5%
Home equity lines and loans	114.3	113.1	1.2	1.1%
Residential mortgage loans	113.7	103.6	10.1	9.8%
Construction loans	70.5	74.8	(4.3)	(5.7%)
Commercial and industrial loans	209.5	175.3	34.2	19.5%
Consumer loans	8.4	9.1	(0.7)	(7.7%)
Leases	37.5	7.0	30.5	435.7%

Total portfolio loans and leases	$775.2	$681.3	$93.9	13.8%

Quarterly average portfolio loans and leases	$754.2	$669.0	$85.2	12.7%

Total liabilities increased $61.6 million from $744.3 million at December 31, 2006 to $805.9 million at September 30, 2007. This change is driven by an increase in deposits of $7.1 million or 1.0% and in borrowed funds of $53.5 million over the past nine months. The increase in deposits is mainly due to the use of wholesale deposits as a funding source. Wholesale deposits increased $64.6 million from $50 million at December 31, 2006 to $114.6 million at September 30, 2007. Wholesale deposits have become the primary source of funding for asset growth and are being utilized to offset the decline in savings, NOW and market rate accounts which is a result of the competitive environment for gathering and retaining deposits. Savings, NOW and market rate accounts decreased $20.9 million or 7.1% to $274.6 million from $295.5 million at December 31, 2006. Non-interest bearing demand deposits at December 31, 2006 were approximately $49.6 million over the fourth quarter 2006 average balance, reflecting a short term influx of customer deposits at the end of 2006. The average non-interest bearing demand accounts for the nine months ended September 30, 2007 was $148.8 million.

Deposits and borrowings at September 30, 2007 and December 31, 2006 are as follows:

(dollars in millions)	September 30, 2007	December 31, 2006	Change
			Dollars	Percentage
Non-interest bearing demand	$138.2	$198.5	$(60.3)	(30.4)%
Savings, NOW and market rate accounts	274.6	295.5	(20.9)	(7.1)%
Non-wholesale time deposits	194.2	170.5	23.7	13.9%
Time deposits from brokers and CDARS*	59.6	20.0	39.6	198.0%
Time deposits from public fund sources	55.0	30.0	25.0	83.3%

Total deposits	721.6	714.5	7.1	1.0%

Fed funds purchased	28.5	—	28.5	100.0%
FHLB advances	40.0	15.0	25.0	166.7%

Borrowed funds	68.5	15.0	53.5	356.7%

Total deposits and borrowings	$790.1	$729.5	$60.6	8.3%

Quarterly average deposits	$740.0	$649.8	$90.2	13.9%
Quarterly average borrowings	37.3	35.7	1.6	4.5%

Quarterly average deposits and borrowings	$777.3	$685.5	$91.8	13.4%

*	CDARS -A nationwide network of domestic financial institutions operated by Promontory Interfinancial Network, LLC trading as “CDARS”. The Corporation uses CDARS as a wholesale funding and liquidity management tool that is used to access funds, manage the balance sheet and enhance profitability.

Residential Mortgage Segment Activity

(dollars in thousands)	3rd Qtr 2007		2nd Qtr 2007		1st Qtr 2007		4th Qtr 2006		3rd Qtr 2006
Residential loans held in portfolio **	$113,705		$105,441		$105,065		$103,572		$107,021
Mortgage originations	37,285		27,490		28,271		23,030		37,860
Mortgage loans sold:
Servicing retained	7,588		3,298		4,831		4,242		6,043
Servicing released	17,249		19,521		14,844		15,320		10,867

Total mortgage loans sold	$24,837		$22,819		$19,675		$19,562		$16,910

Servicing retained %	30.6%		14.5%		24.6%		21.7%		35.7%
Servicing released %	69.4%		85.5%		75.4%		78.3%		64.3%
Loans serviced for others **	$364,684		$367,087		$377,512		$382,141		$385,861
Mortgage servicing rights **	2,812		2,812		2,847		2,883		2,934
Gain on sale of loans	358		259		280		182		268
Loan servicing and late fees	276		277		280		283		271
Amortization of MSRs	88		77		92		90		88
Basis point yield on loans sold	144	bp	114	bp	142	bp	93	bp	158	bp

**	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $88.9 million or 9.93% of total assets, as of September 30, 2007, compared to $82.4 million or 10.0% of total assets, as of December 31, 2006. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2007 and December 31, 2006:

	Ratio	Minimum Ratio to be Well Capitalized
September 30, 2007:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	11.51%	10%
Bank	10.85%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	10.55%	6%
Bank	9.97%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	10.55%	5%
Bank	9.96%	5%
December 31, 2006:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	12.46%	10%
Bank	11.60%	10%
Tier I Capital to Risk Weighted Assets
Consolidated	11.38%	6%
Bank	10.53%	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	11.04%	5%
Bank	10.20%	5%

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

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its demand deposits, savings, NOW and market rate accounts as the primary source, and purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB, purchasing wholesale certificates of deposit and selling securities as its secondary sources. Availability with the FHLB was approximately $206.0 million as of September 30, 2007. Overnight Fed Funds lines consist of lines from nine banks totaling $70.0 million. Quarterly, ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors. As of September 30, 2007, the Bank had $28.5 million in overnight fed funds borrowings and $40.0 million in FHLB advances. The Corporation is using alternative funding sources such as CDARS, brokered CD’s, and FHLB Public Funds to offset the results of the competitive environment that exists for demand deposits, savings, NOW and market rate account gathering.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2007 were $327.3 million. Commitments to extend credit as of December 31, 2006 were $315.9 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2007 amounted to $11.1million.

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

Contractual Cash Obligations of the Corporation as of September 30, 2007:

(In thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$412,860	$412,860
Wholesale and time deposits	308,764	298,979	9,010	658	117
Operating leases	21,323	954	1,833	1,787	16,749
Purchase obligations	3,129	1,789	1,009	328	3
Non-discretionary pension contributions	—	—	—	—	—

Total	$746,076	$714,582	$11,852	$2,773	$16,869

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

In January of 2007, the Corporation’s Wynnewood branch was closed and customer accounts were transferred to the new Ardmore branch office. As discussed earlier, the Wynnewood branch real estate was sold during the first quarter of 2007. The opening of the Corporation’s West Chester, PA branch site location has been delayed due to the developer of the site experiencing development issues and is now expected to open in the second half of 2008.

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

In February, 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005 (FDIRA-2005”). This legislation will merge the Bank Insurance Fund and the Savings Association Insurance Fund into one fund, increase insurance coverage for retirement accounts to $250,000, adjust the maximum deposit insurance for inflation after March 31, 2010 and give the FDIC greater flexibility in setting insurance assessments. As part of the FDIRA-2005, the Corporation’s primary operating subsidiary, the Bank, has been granted a one-time credit of $409 thousand for utilization against future FDIC assessments. The FDIC announced that 2007 assessments will range from 5 to 7 basis points for well capitalized institutions with composite regulatory examination ratings of one or two. The Corporation anticipates that the $409 thousand credit will offset all of the 2007 premium assessment and a portion of the 2008 assessment. The actual assessment for the third quarter of 2007 was $91 thousand or the equivalent of 5 basis points annually. This assessment was applied against the existing credit. As of September 30, 2007 the remaining credit is $233 thousand.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Corporation’s 2006 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following tables present the shares repurchased by the Corporation during the third quarter of 2007 (1) (2) :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2007 – July 31, 2007	14,033	$23.77	13,946	208,587
August 1, 2007 – August 31, 2007	—	—	—	208,597
September 1, 2007 – September 30, 2007	926	21.85	—	208,597

Total	14,959	$23.65	13,946	208,597

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million and terminated the 2003 Program. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	In July and September of 2007, 87 and 926 shares, respectfully, were purchased by the Corporation’s Thrift Plan and Deferred Compensation plans through open market transactions by the Corporation’s Wealth Management Division investment personnel.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders [JDS to discuss with Geoff & Bob]

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 9, 2007	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: November 9, 2007	By:	/S/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits

a) Exhibits

Exhibit 10.1	-The Bryn Mawr Bank Corporation 2007 Long Term Incentive Plan is incorporated by reference to the Corporation’s Form 8-K filed with the SEC on May 31, 2007.

Exhibit 10.2	-Form of the Bryn Mawr Bank Corporation Non-Qualified Stock Option Agreement subject to the 2007 Long Term Incentive Plan for Employees is incorporated by reference the the Corporation’s Form 8-K filed with the SEC on September 5, 2007.

Exhibit 10.3	-Form of the Bryn Mawr Bank Corporation Non-Qualified Stock Option Agreement subject to the 2007 Long Term Incentive Plan for Non-Employee Directors is incorporated by reference to the Corporation’s Form 8-K filed with the SEC on September 5, 2007.

Exhibit 31.1	-Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2	-Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1	-Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q