Form 10-K
period 2007-12-31
BRYN MAWR BANK CORP
filed 2008-03-13
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (& 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):

Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $188,520,000 on June 30, 2007.

As of December 31, 2007 there were 8,526,084 shares of common stock outstanding.

Documents Incorporated by Reference: Parts I, II and IV – Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2007, as indicated, Parts I and III – Definitive Proxy Statement of Registrant filed with respect to the Registrant’s 2008 Annual Meeting of Shareholders to be held on April 23, 2008 filed with the Commission pursuant to Regulation 14A.

*	Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405 and does not admit that it controls the shares of Registrant’s voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on page 15. There are 17 pages in this report.

Form 10-K

Bryn Mawr Bank Corporation

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 1, 2008.

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

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from eight full-service branches and seven Life Care Community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ Global Market (“NASDAQ”) under the symbol BMTC.

The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Commission (“SEC”), NASDQ, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and the Pennsylvania Department of Banking.

WEBSITE DISCLOSURES

The Corporation makes available, free of charge through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained by logging onto the Corporation’s website at www.bmtc.com and clicking on Investor Relations.

OPERATIONS

•	Bryn Mawr Bank Corporation

The Corporation has no active staff as of December 31, 2007. The Corporation holds the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to Nasdaq GM, the SEC and other regulatory agencies.

A complete list of directors and executive officers of the Corporation and the Bank, as of March 1, 2008 is incorporated by reference to the last page of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007.

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust administration and other related fiduciary services, custody services, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax services, financial planning and brokerage services. As of December 31, 2007, the market value of assets under management and administration by the Bank’s Wealth Management Division was $2.192 billion.

The Corporation, through its Bank subsidiary, has expanded its branch footprint by establishing de-novo branch offices in Newtown Square, PA in March 2004, Exton, PA in April 2005 and by relocating the former Wynnewood, PA office to Ardmore, PA in January 2007. The Corporation presently has 8 full-service branch offices, plus 7 Life Care Community locations. Plans are in place to establish a new branch in the West Chester, PA area in 2008. See the section titled “COMPETITION” later in this item for additional information.

At December 31, 2007, the Corporation and its subsidiaries had 242 full time and 32 part time employees, equaling 258.0 full time equivalent staff.

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

ICBM utilizes five licensed insurance agents. ICBM generated $526 thousand of revenue during 2007. ICBM employees are included in the Corporation’s employment numbers above.

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

BMTS’ primary market area is located in southeastern Pennsylvania. BMTS is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. During 2007, BMTS earned $65 thousand in revenues. BMTS had no employees as of December 31, 2006.

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

BMT Leasing, Inc. (“BMTL”) began operations in September, 2006. BMTL is a Delaware corporation registered to do business in Pennsylvania. BMTL is an equipment leasing company servicing customers nationwide from its Bryn Mawr location with leases ranging from $10 thousand to $150 thousand. BMTL is a wholly owned subsidiary of the Bank and had 13 employees as of March 1, 2008.

SOURCES OF THE CORPORATION’S REVENUE

•	Operations

The following table shows the percentage of consolidated revenues.

	2007		2006		2005
Interest income on loans, leases and investments	$54,218	71.3%	$45,906	71.4%	$37,968	67.6%
Other banking fees including insurance	5,661	7.5%	3,696	5.8%	3,488	6.2%
Wealth management segment	13,502	17.8%	12,422	19.3%	11,542	20.5%
Mortgage banking segment	2,618	3.4%	2,242	3.5%	3,215	5.7%

Total revenues from operations	$64,267	100.0%	$64,267	100.0%	$56,213	100.0%

See Note 23, Segment Information, in the Notes to the Consolidated Financial Statements for additional information.

STATISTICAL INFORMATION

The statistical information required in this Part I Item I is incorporated by reference to the information appearing in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007 in the sections captioned Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Financial Statements and related notes.

•	Financial Information About Segments

The financial information concerning the Corporation’s business segments is incorporated by reference to the MD&A of the Corporation’s Annual Report to shareholders for the year ended December 31, 2007 and Note 23 Segment Information to the financial statements accompanying such Annual Report.

COMPETITION

The Corporation and its subsidiaries, including the Bank, compete for deposits, loans and Wealth Management services in Delaware, Montgomery, Chester and Philadelphia Counties in southeastern Pennsylvania. The Corporation has a significant presence in the affluent Philadelphia suburbs known as the “Main Line”. The Corporation has eight full-service branches and seven Life Care Community offices.

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

As mentioned in the MD&A, the earning asset growth exceeded the growth of lower cost NOW, savings and money market accounts, and non-interest bearing demand deposits. Accordingly, funding for asset growth came from higher cost retail certificates of deposit and other wholesale funding sources.

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

The regulations of the Pennsylvania Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s retained earnings which was $84.6 million as of December 31, 2007. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Act”). Under this system, the amount of FDIC assessments paid by an individual insured depository institution, such as the Bank, is based on the level of risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios. Effective January 1, 2007, assessments can range from $0.05 per $100 of deposits in the lowest risk category to $0.43 per $100 of deposits for banks in the highest risk category. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Act provides for a one time premium assessment credit for eligible insured depository institutions. The Bank has been granted a one time credit of approximately $409,000 for use against future FDIC insurance premiums. The Bank used approximately $365 thousand of the credit against the 2007 premium assessments and has $45 thousand remaining to use towards 2008 assessments.

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

The Corporation adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit, Pension and other Post Retirement Plans” (“FAS 158”), in the fourth quarter of 2006. As a result of its adoption, the Corporation recorded additional pension liabilities of $6.5 million, deferred taxes of $2.3 million and a reduction of accumulative other comprehensive income (capital) of $4.2 million effective December 31, 2006. Federal Reserve Bank regulatory guidance states that the effects of the initial adoption and subsequent application of FAS 158 are excluded from regulatory capital calculations.

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

The rules provide that before the sale of insurance or annuity products can be completed, disclosures must be made that state (i) such insurance products are not deposits or other obligations of or guaranteed by the FDIC or any other agency of the United States, the Bank or its affiliates; and (ii) in the case of an insurance product that involves an investment risk, including an annuity, that there is an investment risk involved with the product, including a possible loss of value.

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) addresses, among other matters, increased disclosures; audit committees; certification of financial statements by the chief executive officer and the chief financial officer; forfeiture of bonuses and profits made by directors and senior officers in the twelve (12) month period covered by restated financial statements; a prohibition on insider trading during pension blackout periods; disclosure of off-balance sheet transactions; a prohibition applicable to companies, other than federally insured financial institutions, on personal loans to their directors and officers; expedited filing of reports concerning stock transactions by a company’s directors and executive officers; the formation of a public accounting oversight board; auditor independence; and increased criminal penalties for violation of certain securities laws.

KPMG LLP (“KPMG”), the Corporation’s Independent Registered Public Accounting Firm, has issued an attestation report that management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2007 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in their opinion, KPMG stated that the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO framework.

The rules and regulations which implement the Sarbanes-Oxley Act had a significant economic impact on the compliance cost of the Corporation. It is not possible to assess the future impact on the Corporation or the Bank of any of the foregoing regulations and proposed regulations.

•	Patriot Act of 2001

The Patriot Act of 2001, which was enacted in the wake of the September 11, 2001 attacks, includes provisions designed to combat international money laundering and advance the U.S. government’s war against terrorism. The Patriot Act and the regulations which implement it contain many obligations which must be satisfied by financial institutions, including the Bank. Those regulations impose obligations on financial institutions, such as the Bank, to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the financial institution.

•	Government Policies and Future Legislation

As the enactment of the GLB Act and the Sarbanes-Oxley Act confirm, from time to time various laws are passed in the United States Congress as well as the Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banks and financial organizations. It is impossible to predict whether any potential legislation or regulations will be adopted and the impact, if any, of such adoption on the business of the Corporation or its subsidiaries, especially the Bank.

ITEM 1A.	RISK FACTORS

Investment in the Corporation’s common shares involves risk. The market price of the Corporation’s common shares may fluctuate significantly in response to a number of factors including those that follow. The following list contains certain risks that may be unique to the Corporation and to the banking industry. The following list of risks should not be viewed as an all inclusive list or in any particular order.

•	Future loan and lease losses may exceed the Corporation’s allowance for loan and lease losses

The Corporation is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in the Corporation’s market area or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to the Corporation in excess of loan and lease loss allowances. To the extent loans are not paid timely by borrowers, the loans and leases are placed on non-accrual, thereby reducing interest income. To the extent loan and lease charge-offs exceed the Corporation’s projections, increased amounts allocated to the provision for loan losses would reduce income.

•	Rapidly changing interest rate environment could reduce the Corporation’s net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of Management. As interest rates change, net interest income is affected. Rapidly changing interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in real estate related loans, which have been a significant portion of the Corporation’s revenue growth over the past two years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration by the Wealth Management Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A of the Corporation’s Annual Report to Shareholders for additional details regarding interest rate risk.

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

The Corporation has opened three new branches since 2003. Risks associated with this include slower than anticipated growth in new branch locations and lower than expected loan, deposit and other income from these new branches. New branches require a significant investment of both financial and personnel resources. Lower than expected loan, deposit and other revenue growth in new branches could result in additional expenses, lower revenue and might divert resources from current core operations, ultimately reducing net income.

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

•	Decreased residential mortgage origination, volume and pricing decisions of competitors

The Corporation originates, sells and services residential mortgage loans. Changes in interest rates and pricing decisions by our loan competitors affect demand for the Corporation’s residential mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, ultimately reducing the Corporation’s net income. A new regulation may be introduced to the residential mortgage origination market due to issues resulting from the 2007 “sub-prime” mortgage crisis. This new regulation may increase costs and make it more difficult to operate a residential mortgage origination business.

•	New leasing business may result in additional risks not previously experienced by the Corporation

The Corporation’s new leasing business which began operations in September 2006 consists of leasing various types of equipment to businesses in amounts ranging from $10 thousand to $150 thousand throughout the United States. In addition to anticipated credit losses higher than our traditional lending business, the Corporation will be operating in a geographic area well beyond our Philadelphia market area. Additional risks may include additional state regulatory burdens including multi-state tax issues such as state income taxes, personal property taxes and sales and use taxes.

•	Lack of growth in other deposits and increased reliance on wholesale funding may impact earning asset growth

Other deposits are defined as total deposits less wholesale deposits. Historically other deposits have experienced modest growth each year as evidenced by the compound annual growth rate of 13.9% over the ten year period ending December 31, 2005. Since that time, other deposit growth has been very slow due to a number of factors which include intense competition as discussed earlier in this report under the heading “Competition”, a more educated consumer, an abundance of information from the Internet, more electronic banking options, wider acceptance of debt and credit transactions, and reduced customer loyalty. If growth of other deposits remains slow, the Corporation intends to fund earning asset growth with higher cost wholesale sources. However, after it evaluates the capacity and cost of continuing to fund asset growth with wholesale sources, the Corporation may decide to reduce or eliminate future asset growth. Such a decision could impact profitability.

•

Additional risk factors also include the following all of which may reduce revenues and / or increase expenses and/or pull Management’s attention away from core banking operations which may ultimately reduce the Corporation’s net income

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

The Corporation maintains its headquarters and largest branch location in a three-story, stone-front office building consisting of 37,000 net useable square feet located at the corner of Lancaster and Bryn Mawr Avenues in Bryn Mawr, PA. The building has been the Corporation’s headquarters since its founding in 1889. In 1988, additional space was added to the main office building to facilitate drive-in banking and expanded office space. The Corporation and its subsidiaries own these buildings.

In addition, as part of the Bryn Mawr (“Main Office”) office complex, the Corporation occupies three buildings across the street from the Main Office. These buildings house accounting, other administrative functions and the Corporation’s Wealth Division. The surplus space in these buildings is sublet to several tenants on short term leases. The Corporation leases two of these buildings and owns the third building.

The Corporation’s operations center and Wayne branch office are located in a three story building owned by the Corporation and located in Wayne, PA, approximately 6 miles from the Main Office complex.

Additionally, the Corporation and its subsidiaries own or lease eight branch office facilities and seven Life Care Community offices. The Corporation owns five of its branch locations and has long term ground leases on its most recently established branches. All of the life care community office locations are leased under various terms ranging from month to month up to five years.

The Corporation sold the Wynnewood, PA branch office in January 2007, which sale resulted in a pre-tax gain of $1.333 million.

Total monthly minimum cash lease payments for office, branch office (including ground leases) and life care community locations amounts to $64 thousand per month.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held a special Shareholders meeting on November 20, 2007 for the purpose of considering and acting upon the following matters: (i) to increase the number of authorized shares of common stock from 25,000,000 shares to 100,000,000 shares; (ii) to approve amendments to the Articles of Incorporation and By-Laws providing for the issuance of uncertificated shares as well as shares evidenced by paper stock certificates; (iii) to approve the amendment of Article 7 of the Articles of Incorporation to provide that each director may be elected by a majority of the votes cast for such position in person or by proxy, at a duly organized meeting of the shareholders, by the holders of shares entitled to vote; (iv) to approve an amendment to the Articles of Incorporation to update a statutory reference relating to the indemnification of officers and directors; and (v) to approve an amendment to the Articles of Incorporation and By-laws to permit the Board of Directors to amend the By-Laws without shareholder approval except in certain cases, and to approve certain amendments to the By-Laws to be made by the Board of Directors.

The shareholders approved item (i) above, increasing the number of authorized shares of common stock from 25,000,000 shares to 100,000,000 shares by the following vote:

For	Against	Abstain
5,954,124	1,019,258	10,443

The shareholders approved item (ii) above, amending the Articles of Incorporation and By-Laws to provide for the issuance of uncertificated shares as well as shares evidenced by paper stock certificates by the following vote:

For	Against	Abstain
6,816,028	124,519	43,278

The shareholders approved item (iii) above, amending Article 7 of the Articles of Incorporation to provide that each director may be elected by a majority of the votes cast for such position in person or by proxy, at a duly organized meeting of the shareholders, by the holders of shares entitled to vote by the following vote:

For	Against	Abstain	Broker non-votes
5,200,052	505,384	9,544	1,268,845

The shareholders approved item (iv) above, amending the Articles of Incorporation to update a statutory reference relating to the indemnification of officers and directors by the following vote:

For	Against	Abstain
6,577,602	307,732	98,502

The shareholders did not approve item (v) above regarding the amendment the Articles of Incorporation and By-Laws to permit the Board of Directors to amend the By-Laws without shareholders approval except in certain cases, and certain By-Law amendments to be made by the Board of Directors by the following vote:

For	Against	Abstain	Broker non-votes
3,860,790	1,726,100	127,199	1,268,844

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

•	Price Range of Shares

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Price Range of Shares” in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007.

•	Comparison of Cumulative Total Return Chart

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Comparison of Cumulative Total Returns” in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007.

•	Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under the Corporation’s Stock Option Plans as of December 31, 2007. Additional information regarding the Corporation’s stock option plans can be found at Note 13 – “Stock Option Plan” in the accompanying Notes to Consolidated Financial Statements found in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007 and such information is incorporated herein by reference thereto. Information about the payment of the independent directors’ retainer compensation in our common stock is set forth in the paragraph following the table.

Plan Category	A. Number of securities to be issued upon exercise of outstanding options	B. Weighted- average exercise price of outstanding options	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by shareholders	860,750	$18.52	310,685
Equity compensation plans not approved by shareholders	—	—	—
Total	860,750	$18.52	310,685

We have agreed to pay, and our non-employee independent directors have agreed to accept, payment of their annual $12,500 retainer compensation in the form of our common stock, payable in April of each year at the market value of the stock on the day prior to the day of payment. If all of the Corporation’s non-employee independent directors, including the directors elected at the Annual Meeting, continue this compensation arrangement for their 2008-2009 terms as directors, it is estimated, based on the $22.93 per share market price of the stock on December 31, 2007, that such directors, as a group, will receive a total of 4,361 shares of our common stock as retainer compensation.

•	Issuers Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2007:

Shares Repurchased in the 4th Quarter of 2007 were as follows: (1)(2)

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1, 2007 – Oct. 31,2007	609	$22.00	—	208,597
Nov. 1, 2007 – Nov. 30, 2007	—	—	—	208,597
Dec. 1, 2007 – Dec. 31, 2007	—	—	—	208,597

Total	609	$22.00	—	208,597

Notes to these tables:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

(2)	In October 2007, 609 shares were purchased by the Corporation’s deferred compensation plan through open market transactions by the Corporation’s Wealth Management Division investment personnel.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial Data” in the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007 at page 1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

The information required by this Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is incorporated by reference to information appearing in the MD&A Section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007, more specifically in the sections entitled “Net Interest Income”—Rate Volume Analyses, Analyses of interest rates and Interest Differential, Net Interest Margin, Interest Rate Sensitivity, Summary Interest Rate Simulation, and Gap Report; “Provision for Loan and Lease Losses”—General Discussion of Loans and Lease Losses, Asset Quality and Analysis of Credit Risk, Non Performing Assets and Related Ratios, Summary of Changes in the Allowance of Loan and Lease Losses, Allocation of Allowance for Loan and Lease Losses; “Non- interest Income”; “Non-interest Expense”; “Income Taxes”; “Balance Sheet Analysis”; “Discussion of Segments”; “Capital”; “Liquidity”; “Off Balance Sheet Risk”; “Contractual Cash Obligation of the Corporation as of December 31, 2007.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the auditor’s report thereon and supplementary data required by this Item 8 are incorporated by reference to the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, CPA, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2007, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

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

The information required in this Item 9A is incorporated by reference to the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007.

•	Reports of Independent Registered Public Accounting Firm

The information required in this Item 9A is incorporated by reference to the financial section of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Corporation is incorporated by reference to the definitive proxy statement of the Corporation filed with the SEC pursuant to Regulation 14A at pages 4 to 11.

The information with respect to Committees of the Corporation’s Board of Directors are incorporated by reference to the definitive proxy statement of the Corporation filed with the SEC pursuant to Regulation 14A at pages 5 to 11.

Each member of the Audit Committee is independent and financially literate as defined by Nasdaq GM. The Board of Directors of the Corporation has determined that Scott M. Jenkins and Britton H. Murdoch are financial experts as defined by SEC regulations.

The Boards of Directors of the Corporation and the Bank have each determined that all of its members are independent and meet the independence requirements of the Nasdaq GM, except for Frederick C. Peters, II. Because Mr. Peters is the President and Chief Executive Officer of the Corporation and the Bank, he is not independent. Mr. Peters also serves as Chairman of the Corporation and the Bank.

•	Executive Officers of the Corporation and the Bank

Below is certain information with respect to the executive officers of the Corporation and Bank as of March 1, 2008:

NAME	AGE AS OF MARCH 1, 2008	OFFICE WITH THE CORPORATION AND/OR BANK
Frederick C. Peters II	58	President and Chief Executive Officer and Chairman of Corporation and Bank

J. Duncan Smith, CPA	49	Treasurer and Chief Financial Officer of Corporation and Executive Vice President, Treasurer & Chief Financial Officer of Bank

Alison E. Gers	50	Executive Vice President of Bank – Community Banking Division, Marketing, Technology and Information, Services and Operations

Joseph G. Keefer	49	Executive Vice President of Bank - Chief Lending Officer

Robert J. Ricciardi	59	Secretary of Corporation and Executive Vice President, Secretary and Chief Credit Policy Officer of the Bank

Matthew G. Waschull	46	Executive Vice President of Bank – Wealth Management Division

•

Mr. Peters was elected President and Chief Executive Officer and a Director of the Corporation and the Bank on January 22, 2001. Mr. Peters was elected the Chairman of each of the Boards of the Bank and Corporation effective August 5, 2002. Prior to that, Mr. Peters was founder, President and Chief Executive Officer of the 1st Main Line Bank, a division of National Penn Bank, from May 1995 to January 2001.

•

Mr. Smith was employed by the Corporation in April 2005 as Treasurer and Chief Financial Officer of the Corporation and as Executive Vice President, Treasurer and Chief Financial Officer of the Bank. From March 1993 through March 2005, Mr. Smith was the Principal Accounting Officer for First Chester County Corporation which is headquartered in West Chester, PA. During his tenure at First Chester County Corporation he held a variety of positions, the last of which was Executive Vice President and Chief Financial Officer.

•

Ms. Gers was employed by the Bank in 1998 as Senior Vice President of Marketing. Ms. Gers was appointed Executive Vice President of the Bank in 2001. Since joining the Bank, Ms. Gers has held various positions. As of September 2005, Ms. Gers was responsible for the Community Banking Division, marketing, technology and information services and operations.

•

Mr. Keefer was employed by the Bank in 1991 as Vice President and Commercial Lending manager. Mr. Keefer was made the Bank’s Chief Lending Officer in December 1997. In December 2002, Mr. Keefer assumed responsibility for the Bank’s Credit Division. In February 2001, Mr. Keefer was designated Executive Vice President and Chief Lending Officer of the Bank.

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

•	None of the above executive officers has any family relationship with any other executive officer or with any director of the Corporation or named Bank.

The Corporation has adopted a Code of Business Conduct and Ethics (“the Code”) which amended, restated and combined into one code its Code of Ethics for Officers and Directors and its Employee Code of Ethics. The Code is available on the Corporation’s website at www.bmtc.com under the “Code of Ethics” caption and printed copies are available to any shareholder upon request. The Code meets the requirements for a code of ethics for the Corporation’s principal executive officer, principal financial officer and Comptroller or persons performing similar functions under Item 406 of Regulation S-K of the SEC. Any amendments to the Code, or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC.

The information with respect to compliance with Section 16 of SEC Exchange Act of 1934 is incorporated by reference to the definitive proxy statement of the Corporation filed with the SEC pursuant to Regulation 14A at page 2.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for Item 11 is incorporated by reference to the executive compensation section and the Corporations’ compensation committee report section of the definitive proxy statement of the Corporation, filed with the SEC pursuant to Regulation 14A at page 21.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 is incorporated by reference to Item 5, Page 11 of the Corporation’s 2007 Form 10-K filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to the Corporation’s definitive proxy statement, filed with the SEC pursuant to Regulation 14A at page 33.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the Corporation’s definitive proxy statement, filed with the SEC pursuant to Regulation 14A at page 35.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) — The following items are incorporated by reference to the Corporation’s 2007 Annual Report to Shareholders, attached hereto as Exhibit 13.1 (see table of contents on cover of Annual Report for specific page references):

Report of Independent Registered Public Accounting Firm, KPMG LLP

Consolidated Financial Statements and related Notes

Quarterly Results of Operations

Item 15(a)(2) — Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

Item 15(a)(3) — Exhibits

Exhibit No.	Description and References
3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, filed herewith

10.2	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4	Deferred Bonus Plan for Executives of the Bryn Mawr Bank Corporation, dated January 1, 1999, incorporated by reference to Exhibit 10.U of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.5	Deferred Payment Plan for Directors of the Bryn Mawr Bank Corporation, dated January 1, 2000, incorporated by reference to Exhibit 10.S of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.6	Deferred Payment Plan for Directors of the Bryn Mawr Trust Company, effective January 1, 2000, incorporated by reference to Exhibit 10.T of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.7	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17	Executive Change-of-Control Amended and Restated Severance Agreement, dated February 5, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, filed herewith

10.19	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

13.1	Corporation’s 2007 Annual Report to Shareholders, filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2007 Annual Meeting to be held on April 23, 2008, expected to be filed with the Securities and Exchange Commission on or around March 15, 2008, and incorporated hereto by reference

Item 15(b) — The Exhibits described above in Item 15(a)(3) are attached hereto or incorporated by reference herein, as noted

Item 15(c) — Not Applicable

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

(Registrant) Bryn Mawr Bank Corporation

By (Signature and Title)	/s/ J. Duncan Smith, Treasurer and Chief Financial Officer

Date March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Frederick C. Peters II	Chairman, President and Chief Executive	March 13, 2008
Frederick C. Peters II	Officer (Principal Executive Officer) and Director

/s/ J. Duncan Smith	Treasurer and Chief Financial Officer	March 13, 2008
J. Duncan Smith	(Principal Financial and Principal Accounting Officer)

/s/ David E. Lees	Director	March 12, 2008
David E. Lees

/s/ Andrea F. Gilbert	Director	March 11, 2008
Andrea F. Gilbert

	Director	March , 2008
Wendell F. Holland

/s/ Francis J. Leto	Director	March 11, 2008
Francis J. Leto

/s/ B. Loyall Taylor, Jr.	Director	March 11, 2008
B. Loyall Taylor, Jr.

/s/ Thomas L. Bennett	Director	March 12, 2008
Thomas L. Bennett

	Director	March , 2008
Britton H. Murdoch

/s/ Scott M. Jenkins	Director	March 13, 2008
Scott M. Jenkins