Form 10-Q
period 2008-03-31
BRYN MAWR BANK CORP
filed 2008-05-09
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2008

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

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2008
Common Stock, par value $1	8,573,875

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Unaudited

	Three Months Ended March 31
(dollars in thousands, except per share data)	2008	2007
Net interest income:
Interest income:
Interest and fees on loans	$11,961	$11,602
Interest and fees on leases	1,316	309
Interest on federal funds sold	60	34
Interest on interest bearing deposits with banks	42	6
Interest on investment securities	683	570

Total interest income	14,062	12,521
Interest expense:
Savings, NOW, and market rate accounts	1,057	998
Time deposits	2,115	2,185
Wholesale deposits	1,646	421
Borrowed funds	636	541

Total interest expense	5,454	4,145

Net interest income	8,608	8,376
Loan and lease loss provision	854	250

Net interest income after loan and lease loss provision	7,754	8,126

Non-interest income:
Fees for wealth management services	3,312	3,287
Service charges on deposit accounts	392	360
Loan servicing and other fees	310	337
Net gain on sale of loans	332	280
Net gain on sale of real estate	—	1,333
BOLI income	143	—
Net gain on sale of investments	222	—
Interest rate floor income	268	—
Other operating income	651	549

Total non-interest income	5,630	6,146

Non-interest expenses:
Salaries and wages	4,479	4,048
Employee benefits	1,332	1,221
Occupancy and bank premises	750	686
Furniture, fixtures, and equipment	549	507
Advertising	272	316
Amortization of mortgage servicing rights	125	92
Professional fees	319	401
Other operating expenses	1,253	1,164

Total non-interest expenses	9,079	8,435

Income before income taxes	4,305	5,837
Income taxes	1,407	1,861

Net income	$2,898	$3,976

Basic earnings per common share	$0.34	$0.46
Diluted earnings per common share	$0.34	$0.46
Dividends declared per share	$0.13	$0.12
Weighted-average basic shares outstanding	8,534,467	8,575,172
Dilutive potential common shares	28,413	121,519

Weighted-average dilutive shares	8,562,880	8,696,691

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(dollars in thousands, except per share data)	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$23,043	$76,965
Interest bearing deposits with banks	513	1,209
Federal funds sold	10,500	17,000

Total cash and cash equivalents	34,056	95,174
Investment securities available for sale, at fair value (amortized cost of $96,308 and $48,236 as of March 31, 2008 and December 31, 2007, respectively)	96,852	48,402
Loans held for sale	4,496	5,125
Portfolio loans and leases	816,765	802,925
Less: Allowance for loan and lease losses	(8,358)	(8,124)

Net portfolio loans and leases	808,407	794,801

Premises and equipment, net	17,333	16,952
Accrued interest receivable	3,906	4,316
Deferred income taxes	2,769	2,891
Mortgage servicing rights	2,835	2,820
Bank owned life insurance (BOLI)	15,567	15,424
Other assets	17,893	16,191

Total assets	$1,004,114	$1,002,096

Liabilities
Deposits:
Noninterest-bearing demand	$138,465	$228,269
Savings, NOW and market rate accounts	315,578	287,977
Wholesale deposits	123,775	129,820
Time deposits	179,136	203,462

Total deposits	756,954	849,528

Borrowed funds	110,500	45,000
Accrued interest payable	6,300	6,294
Unsettled securities payable	24,144	—
Other liabilities	12,979	10,923

Total liabilities	910,877	911,745

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares as of March 31, 2008 and December 31, 2007 respectively; issued 11,482,782 and 11,434,332 shares as of March 31, 2008 and December 31, 2007 respectively and outstanding of 8,563,402 and 8,526,084 shares as of March 31, 2008 and December 31, 2007, respectively	11,483	11,434
Paid-in capital in excess of par value	12,458	11,698
Accumulated other comprehensive loss, net of taxes	(3,795)	(4,304)
Retained earnings	102,936	101,146

	123,082	119,974
Less: Common stock in treasury at cost — 2,919,380, and 2,908,248 shares as of March 31, 2008 and December 31, 2007 respectively	(29,845)	(29,623)

Total shareholders’ equity	93,237	90,351

Total liabilities and shareholders’ equity	$1,004,114	$1,002,096

Book value per share	$10.89	$10.60

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended March 31
(dollars in thousands)	2008	2007
Operating activities:
Net income	$2,898	$3,976
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	854	250
Provision for depreciation and amortization	425	388
Loans originated for resale	(24,723)	(23,248)
Proceeds from loans sold	25,684	19,806
Net gain on sale of loans	(332)	(280)
Net gain on sale of real estate	—	(1,333)
Provision for deferred income taxes (benefit)	(153)	(187)
Change in income tax payable/receivable	1,434	1,968
Change in accrued interest receivable	410	247
Change in accrued interest payable	6	203
Change in mortgage servicing rights, net	(15)	36
Other, net	(893)	(2,849)

Net cash (used) provided by operating activities	5,595	(1,023)

Investing activities:
Purchases of investment securities	(56,410)	(421)
Proceeds from sale of investment securities available for sale	21,004	—
Proceeds from maturity of investment securities and mortgage-backed securities pay downs	2,526	3,070
Proceeds from calls of investment securities	9,000	—
Proceeds from sale of real estate	—	1,850
Net portfolio loan and lease originations repayments	(14,460)	(10,264)
Net change in premises and equipment	(778)	(779)

Net cash used by investing activities	(39,118)	(6,544)

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	(62,203)	(62,024)
Change in time deposits	(24,326)	(33,479)
Change in wholesale deposits	(6,045)	45,294
Dividends paid	(1,108)	(1,029)
Increase in borrowed funds greater than 90 days	65,500	30,000
Purchase of treasury stock	(222)	(617)
Tax benefit from exercise of stock options	106	146
Proceeds from exercise of stock options	703	677

Net cash used by financing activities	(27,595)	(21,032)

Change in cash and cash equivalents	(61,118)	(28,599)
Cash and cash equivalents at beginning of period	95,174	62,005

Cash and cash equivalents at end of period	$34,056	$33,406

Supplemental cash flow information:
Cash paid during the year for:
Income taxes paid	$6	$39
Interest paid	$5,448	$3,942
Supplemental non-cash investing and financing activities:
Unsettled AFS securities	$24,144	—
Change in other comprehensive income	783	71
Change in deferred taxes due to change in comprehensive income	(274)	(25)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Net income	$2,898	$3,976
Other comprehensive income:
Unrealized investment gains, net of tax expense $132 and $44, respectively	245	83
Change in unfunded pension liability, net of tax expense of $142 and ($19), respectively	264	(37)

Total comprehensive income	$3,407	$4,022

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 and 2007

(Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim period presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2007 Annual Report on Form 10-K. The Corporation’s consolidated financial condition and results of operations consist almost entirely of The Bryn Mawr Trust Company’s (the “Bank”) financial condition and results of operations.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Statements of the Financial Accounting Standards Board are noted in these statements by the abbreviation “FAS”. Staff Accounting Bulletins of the Securities and Exchange Commission (“SEC”) are noted by the abbreviation “SAB”.

2. Earnings Per Common Share:

The Corporation follows the provisions of FAS No. 128, “Earnings Per Share” (“FAS 128”). Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution, computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2008	2007
Numerator:
Net income available to common shareholders	$2,898	$3,976

Denominator for basic earnings per common share – weighted average basic shares outstanding	8,534,467	8,575,172
Effect of dilutive potential common shares	28,413	121,519

Denominator for diluted earnings per common share – weighted average dilutive shares outstanding	8,562,880	8,696,691

Basic earnings per share	$0.34	$0.46
Diluted earnings per share	$0.34	$0.46
Antidulitive shares excluded from computation of average dilutive earnings per share	375,922	8,444

3. Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans are charged against the allowance for loan and lease losses when Management believes that such amounts are uncollectible. The allowance for loan and lease losses is maintained at a level that Management believes is sufficient to absorb estimated probable credit losses. Note 1, – Summary of Significant Accounting Policies – Allowance for Loan and lease losses, included in the Corporation’s 2007 Annual Report on Form 10K contains additional information relative to Management’s determination of the adequacy of the allowance for loan and lease losses.

4. Stock Based Compensation

The Corporation adopted FAS No. 123R – “Share Based Payments – Amendment of FASB No. 123 and APB No. 25” (“FAS 123R”) effective January 1, 2006. FAS 123R established accounting for stock-based awards exchanged for employee services. Accordingly, stock based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period. The Corporation previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

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

The following table provides information about options outstanding for the three-months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2007	860,750	$18.52	$4.04
Granted	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Exercised	48,450	$14.52	$2.96

Options outstanding March 31, 2008	812,300	$18.76	$4.10

The following table provides information about unvested options for the three-months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2007	139,584	$22.10	$5.04
Granted	—	—	—
Vested	2,083	$23.13	6.13
Forfeited	—	—	—

Unvested options March 31, 2008	137,501	$22.08	$5.02

The total not-yet-recognized compensation expense of unvested stock options is $605 thousand. This expense will be recognized over a weighted average period of 53 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the quarters ended March 31, 2008 and 2007 were as follows:

	2008	2007
Proceeds from strike price of value of options exercised	$703,293	$677,023
Related tax benefit recognized	106,109	145,638

Proceeds of options exercised	$809,402	$822,661

Intrinsic value of options exercised	$279,234	$416,110

The following table provides information about options outstanding and exercisable options at March 31, 2008:

	Outstanding	Exercisable
Number	812,300	674,799
Weighted average exercise price	$18.76	$18.08
Aggregate intrinsic value	$2,383,931	$2,383,931
Weighted average contractual term (in years)	6.1	5.4

For the three months ended March 31, 2008 there were no options granted.

5. Pension and Other Post-Retirement Benefit Plans

The Corporation sponsors two pension plans, the qualified defined benefit pension plan (“QDBP”) and the non-qualified defined benefit pension plan (“SERP”), and a post-retirement benefit plan (“PRBP”).

On February 12, 2008 the Corporation amended the QDBP to cease further accruals of benefits effective March 31, 2008, and amended the 401(K) Plan to provide for a new class of immediately vested discretionary, non-matching employer contributions effective April 1, 2008. Additionally, the Corporation amended the SERP to expand the class of eligible participants to include certain officers of the Bank and to provide that each participant’s accrued benefit shall be reduced by the actuarially equivalent value of the immediately vested discretionary, non-matching employer contribution to the 401(K) Plan made on his or her behalf.

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months ended March 31, 2008 and 2007:

	For Three Months Ended March 31
	Non-Qualified Defined Benefit Pension Plan		Qualified Defined Benefit Pension Plan		Post- Retirement Benefit Plan
	2008	2007	2008	2007	2008	2007
Service cost	$41	$10	$337	$300	$—	$4
Interest cost	49	28	423	425	16	28
Expected return on plan assets	—	—	(680)	(575)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	33	11	15	25	(50)	(34)
Amortization of net (gain) loss	—	—	—	100	14	33
Curtailment	—	—	18	—	—	—
Settlement	—	—	—	—	153	—

Net periodic benefit cost	$123	$49	$113	$275	$139	$37

QDBP: As stated in the Corporation’s 2007 Annual Report, the Corporation does not have any minimum funding requirement for its QDBP for 2008. As of March 31, 2008 no contributions have been made to the QDBP.

SERP: The Corporation contributed $33 thousand during the first quarter of 2008 and is expected to contribute approximately $136 thousand to the SERP plan for 2008.

PRBP: In 2007 the Corporation amended the PRBP to allow for settlement obligation to certain current and retired employees. Certain retired obligations were settled in 2007 and current employee obligations were settled during the quarter ended March 31, 2008. Contributions to the PRBP during the first quarter of 2008 were $46 thousand and are expected to be $183 thousand for the balance of 2008.

6. Segment Information

FAS No. 131, “Segment Reporting” (“FAS 131”), identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in FAS 131 to the results of its operations.

The Corporation has identified four “segments” as defined by FAS 131 as follows: Banking, Wealth Management, Mortgage Banking and All Other. Footnote 23 – Segment Information, in the Notes to the Consolidated Financial Statements in the Corporation’s 2007 Annual Report on Form 10K provides additional descriptions of the identified segments.

Segment information for the quarter ended March 31, 2008 and 2007 is as follows:

(Dollars in thousands)	2008
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,595	$—	$11	$2	$8,608
Less: Loan loss provision	854	—	—	—	854

Net interest income after loan and lease loss provision	7,741	—	11	2	7,754
Other income:
Fees for wealth management services	—	3,312	—	—	3,312
Service charges on deposit accounts	392	—	—	—	392
Other fees and service charges	80	—	230	—	310
Net gain on sale of loans	—	—	332	—	332
Net gain on sale of real estate	—	—	—	—	—
Other operating income	1,197	—	35	52	1,284

Total other income	1,669	3,312	597	52	5,630
Other expenses:
Salaries and wages	2,951	1,181	246	101	4,479
Employee benefits	1,039	241	40	12	1,332
Occupancy and bank premises	1,161	134	49	(45)	1,299
Other operating expense	1,539	281	238	(89)	1,969

Total other expense	6,690	1,837	573	(21)	9,079

Segment profit (loss)	2,720	1,475	35	75	4,305
Intersegment pretax revenues (expenses) *	229	45	10	(284)	—

Pretax segment pretax profit (loss) after eliminations	$2,949	$1,520	$45	$(209)	$4,305

% of segment pretax profit (loss) after eliminations	68.5%	35.3%	1.1%	(4.9)%	100%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,338	$—	$36	$2	$8,376
Less: Loan loss provision	250	—	—	—	250

Net interest income after loan loss provision	8,088	—	36	2	8,126
Other income:
Fees for wealth management services	—	3,287	—	—	3,287
Service charges on deposit accounts	360	—		—	360
Loan servicing and other fees	73	—	264	—	337
Net gain on sale of loans	—	—	280	—	280
Net gain on sale of real estate	1,333	—	—	—	1,333
Other operating income	481	—	23	45	549

Total other income	2,247	3,287	567	45	6,146
Other expenses:
Salaries and wages	2,681	1,125	182	60	4,048
Employee benefits	971	209	30	11	1,221
Occupancy and bank premises	1,057	137	38	(39)	1,193
Other operating expense	1,516	268	161	28	1,973

Total other expense	6,225	1,739	411	60	8,435

Segment profit (loss) before income taxes	4,110	1,548	192	(13)	5,837
Intersegment pretax revenues (expenses) *	125	45	10	(180)	—

Segment pretax profit (loss) after eliminations	$4,235	$1,593	$202	$(193)	$5,837

% of segment pretax profit (loss) after eliminations	72.6%	27.3%	3.5%	(3.3)%	100%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Other segment information for the quarter ended March 31, 2008 and 2007 is as follows:

	For Three Months Ended March 31		For Twelve Months Ended
(dollars in millions)	2008	2007	December 31, 2007
Wealth Management Segment:
Brokerage Assets(1)	$87.8	$77.6	$85.3
Assets Under Management – Other Institutions	—	416.8	—
Wealth Assets Under Management and Administration	2,053.2	2,105.6	2,191.8

Assets Under Management and Administration and Brokerage Assets	$2,141.0	$2,600.0	$2,277.1

Mortgage Banking Segment:
Mortgage Loans Serviced for Others	$357.7	$377.5	$357.4
Mortgage Servicing Rights	$2.8	$2.8	$2.8

(1)	Brokerage assets represent assets held at a registered broker dealer under a networking agreement.

Banking Segment: Substantially all of the assets of the Corporation and its subsidiaries are related to the Banking Segment and are reflected on the consolidated balance sheet in these financial statements.

7. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSR’s”) for the three months ended March 31, 2008 and 2007:

(dollars in thousands)	2008	2007
Balance, January 1	$2,820	$2,883
Additions	140	56
Amortization	(76)	(84)
Impairment	(49)	(8)

Balance, March 31	$2,835	$2,847

Fair Value	$3,318	$4,165

At March 31, 2008, key economic assumptions and the sensitivity of the current fair value of MSR’s to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2008
Fair value amount of MSR’s	$3,318
Weighted average life (in years)	5.1
Prepayment speeds (constant prepayment rate)*	15.27%
Impact on fair value:
10% adverse change	$(153)
20% adverse change	$(334)
Discount rate	10.25%
Impact on fair value:
10% adverse change	$(50)
20% adverse change	$(140)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

8. Impaired Loans and Leases

The following summarizes the Corporation’s impaired loans and leases for the periods ended:

	For The Three Months Ended		For The Twelve Months Ended
(dollars in thousands)	March 31, 2008	March 31, 2007	December 31, 2007
Period end balance	$826	$371	$574
Average period to date balance	870	270	504
Loans and leases with specific loss allowances	—	—	—
Charge offs and recoveries	—	6	(23)
Loss allowances reserved	—	—	—
Period to date income recognized	$10	$—	$23

9. Capital

The Corporation declared and paid a regular dividend of $0.13 per share, during the first quarter of 2008. This payment totaled $1.1 million.

The Corporation’s Board of directors declared a regular quarterly dividend of $0.13 per share payable June 1, 2008 to shareholders of record as of May 6, 2008.

During the first quarter of 2008, the Corporation repurchased 11,132 shares of its common stock for $222,031 at an average purchase price of $19.95 per share.

10. Accounting for Uncertainty in Income Taxes

The Corporation adopted the provision for FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies FAS 109, the Corporation recognizes the financial statement benefit of a tax position only after determining that the Corporation would be more likely than not to sustain the position following an examination. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. At January 1, 2007, the Corporation applied these criteria to all tax positions for which the statute of limitations remained open. There were no adjustments to retained earnings for unrecognized tax benefits as a result of the implementation of FIN 48 at adoption during 2007.

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. Federal income tax examination by taxing authorities for years before 2004. The Corporation’s 2005 tax year is currently under audit by the Internal Revenue Service.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the first quarter of 2008. There were no significant FIN48 liabilities accrued during 2007 or in the first quarter of 2008.

11. Fair Value Measurement

The following disclosures are made in conjunction with the initial application of FAS 157 “Fair Value Measurements” (“FAS 157”), in 2008.

FAS 157 establishes a fair value hierarchy based on the nature of data inputs for fair value determinations, under which the Corporation is required to value each asset using assumptions that market participants would utilize to value that asset. When the Corporation uses its own assumptions it is required to disclose additional information about the assumptions used and the effect of the measurement on earnings or the net change in assets for the period.

The value of the Corporation’s investment securities which generally includes state and municipal securities, U.S. government agencies and mortgage backed securities are reported at fair value. These securities are valued by an independent third party. The third party’s evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis their pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

U.S. Government agencies are evaluated and priced using multi-dimensional relational models and option adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other investments are evaluated using a broker-quote based application, including quotes from issuers.

These investment securities are classified as available for sale.

The value of the investment portfolio is determined using three broad levels of inputs:

Level 1 – Quoted prices in active markets for identical securities;

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Instruments whose significant value drivers are unobservable.

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at March 31, 2008 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair Value Measurement at March 31, 2008 (dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$23.5	$23.5	$—	$—
Investments:
U.S. government agency securities	16.0	—	16.0	—
State and municipal securities	7.8	—	7.8	—
Mortgage backed securities	71.9	—	71.9	—
Other investments	1.1	—	1.1	—

Total Fair Value Assets	$120.3	$23.5	$96.8	$—

The provisions of FAS 157 related to disclosures surrounding non-financial assets and non-financial liabilities have not been applied because in February 2008, the FASB deferred the required implementation of these disclosures until 2009.

12. New Accounting Pronouncements

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

FAS 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Corporation adopted FAS 157 effective January 1, 2008 and has determined that the adoption of this statement did not have a material impact on its consolidated financial statements. See Note 11 – Fair Value Measurement.

FAS 159

In February 2007, the FASB issued FAS No. 159– “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions.

The Corporation adopted FAS 159 effective January 1, 2008 and determined that the adoption of this statement did not have a material impact on its consolidated financial statements upon adoption.

FAS 160

In December 2007 the FASB issued FAS No. 160 – “Noncontrolling Interest in Consolidated Financial Statements – Including an Amendment of ARB No. 51” (“FAS 160”). FAS 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.

FAS 160 is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008. Early adoption is prohibited. The Corporation has not yet determined whether this statement will have a material impact on the Corporation’s consolidated financial statements upon adoption.

FAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 amends SFAS No. 133 and its related guidance by requiring expanded disclosures about derivative instruments and hedging activities. This Statement will require us to provide additional disclosure about a) how and why we use derivative instruments; b) how we account for derivative instruments and related hedged items under SFAS No. 133 and its related interpretations; and c) how derivative instruments and related hedged items effect our financial condition, financial performance, and cash flows. SFAS No. 161 does not change the accounting for derivatives under SFAS No. 133.

SFAS No. 161 will be effective for us with the fiscal year and interim periods beginning January 1, 2009, with early adoption encouraged. The Corporation has not yet determined whether this statement will have a material impact on the Corporation’s consolidated financial statements upon adoption.

FAS No. 141 (revised)

In December 2007, FASB issued FAS No. 141 (revised 2007), “Business Combinations”. FAS No. 141 (revised) retains the fundamental requirement of FAS 141 that the acquisition method of accounting be used for all business combinations. However, FAS No. 141 (revised) does make significant changes to the accounting for a business combination achieved in stages, the treatment of contingent consideration, transaction and restructuring costs, and other aspects of business combination accounting. FAS No. 141 (revised) will be effective with the fiscal year that begins on January 1, 2009, and will change the Corporation’s accounting treatment for business combinations on a prospective basis.

SAB No. 109

In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”. SAB No. 109 supersedes SAB No. 105, “Loan Commitments Accounted for as Derivative Instruments”, and expresses the view that expected net future cash flows related to the servicing of loans should be included in the fair value measurement of all written loan commitments that are accounted for a fair value through earnings. SAB No. 109 retains the views in SAB No. 105 that internally developed intangible assets (such as client relationship intangible assets) should not be included in the fair value measurement of derivative loan commitments. SAB No. 109 became effective on January 1, 2008 and did not have a material effect on the Corporation’s consolidated financial statements upon adoption.

SAB No. 110

In December 2007, the SEC issued SAB No. 110, and extended, under certain circumstances, the availability of a “simplified” method for estimating the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised). Since the Corporation does not use the “simplified” method to estimate the expected term of share options, the adoption of SAB No. 110 did not effect the Corporation’s consolidated financial statements.

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

Other significant accounting policies are presented in Note 1 to the Corporation’s audited consolidated financial statements filed as part of the 2007 Annual Report on Form 10-K and footnotes 3, 10 and 11 to the Corporation’s unaudited financial statements on pages 8, 14 and 15 of this form 10-Q. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

Executive Overview

The Corporation reported first quarter 2008 diluted earnings per share of $0.34 and net income of $2.9 million compared to diluted earnings per share of $0.46 and net income of $3.9 million in the same period last year. First quarter 2007 diluted earnings per share and net income were $0.36 and $3.1 million, respectively, after excluding $0.10 per diluted share after tax and $866 thousand after tax, respectively, relating to a 2007 gain on the sale of real estate. Diluted earnings per share and net income decreased $0.02 and $212 thousand, respectively, from the first quarter of 2007 (after excluding the net of tax impact of the real estate gain) to the first quarter of 2008.

Factors contributing to the decrease in net income include an increase in the provision for loan and lease losses due to charge-offs in the leasing portfolio, increased operating costs attributable to the six new business initiatives started over the past two years and continued net interest margin pressure. The net interest margin for the first quarter of 2008 was 3.97% compared with 4.11% in the fourth quarter of 2007 and 4.65% in the first quarter of 2007.

The rapid first quarter drop in loan rates (prime decreased 200 basis points) was not followed by a commensurate decrease in deposit pricing, resulting in continued compression of the net interest margin. However, the Corporation has approximately $113 million of borrowed funds and wholesale certificates of deposit that will reprice over the upcoming three quarters of 2008. The increased charge-offs in our lease portfolio, in part, reflect the difficult credit environment in some areas of the country.

The Corporation’s plans for 2008 include securing trust powers in Delaware, the opening of our Chester County regional banking office, and building out the new separately managed account platform with additional investment options.

Return on average equity (ROE) and return on average assets (ROA) for the quarter ended March 31, 2008 were 12.83 % and 1.23%, respectively. ROE was 19.43% (15.22% excluding the real estate gain) and ROA was 2.03% (1.59% excluding the real estate gain) for the same period last year.

Total portfolio loans and leases at March 31, 2008 were $817 million, an increase of $125 million or 18.1% from $692 million at March 31, 2007 and an increase of $14 million or 6.9% (annualized) from 2007 year end balances of $803 million. Growth in the loan and lease portfolio in the first quarter of 2008 was concentrated in commercial and industrial loans, home equity related loans, and leases, partially offset by declines in residential mortgages. Leases at March 31, 2008 of $51 million were 6.3% of total portfolio loans and leases, up from 5.6% at year end and 2.4% at March 31, 2007.

Net charge-offs for the first quarter of 2008 of $620 thousand, primarily leasing related, had a significant impact on the first quarter 2008 provision of $854 thousand. Total non-performing loans and leases at March 31, 2008 of $1.1 million were 13 basis points of period end loans and leases down from 2007 year end non-performing totals of $2.0 million or 25 basis points, respectively. The allowance for loan and lease losses of $8.4 million represents 1.02% of loans and leases compared with 1.01% at the end of 2007.

During the first quarter of 2008, the Corporation increased its investment securities portfolio by $48 million or 100.1% to $97 million from $48 million at the end of 2007. The primary purpose of these additional investment securities was to increase overall liquidity and borrowing capacity while also taking advantage of the interest rate spreads of federal agency mortgage backed securities. Average quarterly earning assets grew $141 million or 19.2% to $880 million in the first quarter of 2008 from $739 million in the first quarter of 2007.

The first quarter of 2008 marked the first quarter of significant growth in interest bearing checking, money market and savings account balances since 2004, as first quarter average balances increased 6.4% or $18 million to $305 million from $286 million in the fourth quarter of 2007. This increase in average balances is attributed to a change in customer behavior due, in part, to the combined effect of the decline in the equity markets and lower overall interest rates. Average first quarter 2008 non-interest bearing balances of $143 million are approximately $6 million or 4.1% lower than fourth quarter 2007 averages due in part to better cash management practices of our commercial banking customers. The significant decline in period end non-interest bearing balances at March 31, 2008 from December 31, 2007 are primarily related to approximately $70 million of short term customer deposit inflows on deposit at December 31, 2007.

Wholesale funding, which is defined as wholesale deposits (primarily certificates of deposit ) and borrowed funds, of $234 million at March 31, 2008 increased $59 million or 34.0% from year end 2007 balances of $175 million, primarily due to fund the investment portfolio increase discussed earlier. Wholesale funding as a percentage of total funding was 27.0% at March 31, 2008 compared to 19.5% at December 31, 2007.

The tax equivalent net interest margin was 3.97% in the first quarter of 2008 compared with 4.11% and 4.65% in the fourth and first quarters of 2007, respectively. The Corporation’s first quarter funding costs of 5.03% on wholesale certificates of deposit and 3.83% on borrowed funds are expected to decline later this year as $113 million of these obligations mature and reprice at anticipated lower rates. Additional rate relief is also expected as other time deposits reprice over the next six months. These anticipated funding cost reductions may partially reduce some of the margin erosion caused by the 200 basis point decline in the prime rate that occurred in the first quarter of 2008. Despite the decline in the tax equivalent net interest margin discussed earlier, the tax equivalent net interest income increased $204 thousand or 2.5% to $8.7 million in the first quarter of 2008 from the fourth quarter of 2007.

Non-interest income for the first quarter of 2008 was $5.6 million, an increase of $817 thousand or 17.0% over the $4.8 million in the first quarter of 2007 after the exclusion of the $1.3 million (pre-tax) real estate gain. Factors contributing to this increase in non-interest income include revenue from a May 2007 BOLI investment, first quarter 2008 investment security gains and the settlement of an interest rate floor contract in the first quarter of 2008. First quarter 2008 Wealth Management revenue of $3.3 million was $25 thousand or less than 1% higher than the same period in 2007. Wealth Management revenues, excluding brokerage fees, in the first quarter of 2008 were level with the same period in 2007. This includes fees from trust administration, investment management, custody and estates. The loss of fees from a significant institutional client in the fourth quarter of 2007, combined with the reduction in fees from estate settlements, and the decline of wealth assets under management of $138.2 million, from March 31, 2007 to March 31, 2008, were offset by the impact of the fourth quarter 2007 minimum fee increase and new account generation in the first quarter of 2008. The decline in wealth assets under management and administration is attributed to the lower stock market values in the first quarter of 2008. Additionally, brokerage fees increased $30 thousand in the first quarter of 2008 compared to the same period in 2007, due in part to the increase in brokerage assets to $87.8 million at March 31, 2008 from $77.6 million at March 31, 2007.

Non-interest expense for the first quarter of 2008 was $9.1 million, an increase of $644 thousand or 7.6% over $8.4 million in the first quarter of 2007. The primary reason for this increase is the additional staffing and benefit costs relating to the Corporation’s six 2006/2007 initiatives.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2008 and 2007 are shown in the table below:

	Three Months Ended March 31,
	2008	2007
Return on Average Equity (ROE)	12.83%	19.43%
Return on Average Assets (ROA)	1.23%	2.03%
Efficiency Ratio	63.77%	58.08%
Net Interest Margin	3.97%	4.65%
Diluted Earnings Per Share	$0.34	$0.46
Dividend Per Share	$0.13	$0.12

	March 31 2008	December 31 2007	March 31 2007
Book Value Per Share	$10.89	$10.60	$9.97
Allowance for Loan and Lease Losses as a Percentage of Loans	1.02%	1.01%	1.21%

Reconciliation of Non-GAAP Measures

This document contains non-GAAP measures. A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either exclude or include amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (GAAP). To supplement the Corporation’s financial statements presented in accordance with GAAP, we report certain key financial measurements without the impact of a material real estate transaction.

The Corporation’s management uses these non-GAAP measures in its analysis of the Corporation’s performance. These non-GAAP measures consist of adjusting net income, non-interest income, diluted earnings per share, ROE, and ROA determined in accordance with GAAP to exclude the effects of the real estate gain in the first quarter of 2007.

The Corporation’s Management believes that the inclusion of these non-GAAP financial measures provides useful supplemental information essential to the proper understanding of the operating results of the Corporation’s core business. These measures should be considered in addition to results prepared in accordance with GAAP, and are not substitutes for, or superior to, GAAP results. The non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance. These non-GAAP measures have been reconciled to the nearest GAAP measure in the accompanying schedule.

(dollars in thousands, except per share data)
	Net Income		Change		Non-interest Income		Change
	2008	2007	Dollars	Percentage	2008	2007	Dollars	Percentage
As reported (GAAP)	$2,898	$3,976	$(1,078)	(27.1)%	$5,630	$6,146	$(516)	(8.4)%
After-tax/pre-tax effect of gain on sale of real estate	—	(866)	866	20.3%	—	(1,333)	1,333	25.4%

Adjusted (Non-GAAP)	$2,898	$3,110	$(212)	(6.8)%	$5,630	$4,813	$817	17.0%

	Diluted Earnings Per Share		Change		Return on Equity		Return on Assets
	2008	2007	Dollars	Percentage	2008	2007	2008	2007
As reported (GAAP)	$0.34	$0.46	$(0.12)	(26.1)%	12.83%	19.43%	1.23%	2.03%
After-tax effect of gain on sale of real estate	—	(0.10)	0.10	20.5%	0.00%	(4.21)%	0.00%	(0.44)%

Adjusted (Non-GAAP)	$0.34	$0.36	(0.02)	(5.6)%	12.83%	15.22%	1.23%	1.59%

	Efficiency Ratio
	2008	2007
As reported (GAAP)	63.77%	58.08%
After-tax effect of gain on sale of real estate	—	5.88%

Adjusted (Non-GAAP)	63.77%	63.96%

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

(dollars in thousands)	2008
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Segment pretax profit (loss) after eliminations (GAAP)	$2,949	$1,520	$45	$(209)	$4,305

% of segment pretax profit (loss) after eliminations (GAAP)	68.5%	35.3%	1.1%	(4.9)%	100.0%

	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Segment pretax profit (loss) after eliminations (GAAP)	$4,235	$1,593	$202	$(193)	$5,837

% of segment pretax profit (loss) after eliminations (GAAP)	72.6%	27.3%	3.5%	(3.3)%	100%

Segment pretax profit (loss) after eliminations – excluding gain on sale of real estate (Non-GAAP)	$2,902	$1,593	$202	$(193)	$4,504

% of segment pretax profit (loss) after eliminations – excluding gain on sale of real estate (Non-GAAP)	64.4%	35.4%	4.5%	(4.3)%	100%

Components of Net Income

Net income is affected by five major elements: Net Interest Income or the difference between interest income earned on loans, leases and investments and interest expense paid on deposit and borrowed funds; the Provision for Loan and Lease Losses or the amount added to the allowance for loan and lease losses to provide reserves for inherent losses on loans and leases; Non-Interest Income which is made up primarily of certain fees, trust income, residential mortgage activities and gains and losses from the sale of securities; Non-Interest Expenses which consist primarily of salaries, employee benefits and other operating expenses; and Income Taxes. Each of these major elements will be reviewed in more detail in the following discussion.

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

The tax equivalent net interest income for the three months ended March 31, 2008 of $8.7 million was $204 thousand or 2.4% higher than the net interest income for the same period in 2007 of $8.5 million. The analyses below indicates that increased loan volume was the primary driver of the increase in net interest income. The growth in interest income was partially offset by an increase in interest expense, as the deposit mix continues to shift to higher rate products and the Corporation is using more wholesale certificates of deposit and borrowed funds as a source of funding. Average earning assets increased $141.9 million or 19.2% in the first quarter of 2008 compared to the same period in 2007.

Average loans and leases grew $122.0 million or 17.7% while investments increased $9.9 million or 21.1% over 2007. The increase in investments is the result of the Corporation’s goal to increase the liquidity and borrowing capacity, while also taking advantage of the interest rate spread to treasuries of federal agency mortgage backed securities. The average earning asset yield during the first quarter of 2008 of 6.46% was 47 basis points below the 6.93% during the same period in 2007. The decrease in rates (specifically prime by 300 basis points) was the primary factor contributing to the decline. The rate paid on average interest bearing liabilities increased to 3.14% in 2008 or 6 basis points higher than the 3.08% in the first quarter of 2007. The increase in the rate on interest bearing deposits is due to the change in the deposit mix. Rates have declined since the first quarter of 2007, but the use of higher rate wholesale certificates of deposit has increased as funding needs have increased. Average wholesale deposits increased $99.9 million or 216.5% in the first quarter of 2008 compared to the same period in 2007, while savings, NOW and money market accounts increased 8.3% during the same time period. Average borrowed funds increased $25.7 million or 63.7% to $66.1 million in the first quarter of 2008 from $40.4 million in the first quarter of 2007. The increase in wholesale deposits and borrowed funds is a result of the strong loan growth and the increase in the investment portfolio.

The rate volume analysis in the table below analyzes dollar changes in the components (interest income and interest expense) of tax equivalent net interest income for the quarter ended March 31, 2008 compared to March 31, 2007 broken out by rate and volume.

Rate /Volume Analysis on a tax equivalent basis

(dollars in thousands) Increase/(Decrease)	Three Months Ended March 31, 2008 Compared to 2007
	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$63	$(27)	$36
Federal funds sold	62	(36)	26
Investment securities available for sale	128	(5)	123
Loans and leases	2,207	(879)	1,328

Total interest income	2,460	(947)	1,513

Interest expense:
Savings, NOW and market rate accounts	88	(29)	59
Wholesale deposits	1,351	(127)	1,224
Time deposits	46	(115)	(69)
Borrowed funds	351	(256)	95

Total interest expense	1,836	(527)	1,309

Interest differential	$624	$(420)	$204

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the Three Months Ended March 31,
	2008			2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$5,507	$42	3.07%	$486	$6	5.01%
Federal funds sold	7,318	60	3.30%	2,597	34	5.31%
Investment securities available for sale:
Taxable	49,251	617	5.04%	42,023	529	5.11%
Tax-exempt	7,700	93	4.86%	5,006	58	4.70%

Total investment securities	56,951	710	5.01%	47,029	587	5.06%

Loans and leases (1) (2)	810,585	13,321	6.61%	688,616	11,993	7.06%

Total interest earning assets	880,361	14,133	6.46%	738,728	12,620	6.93%
Cash and due from banks	22,306			24,766
Allowance for loan and lease losses	(8,179)			(8,254)
Other assets	54,908			38,454

Total assets	$949,396			$793,694

Liabilities:
Savings, NOW and market rate accounts	$304,688	$1,057	1.40%	$281,373	$998	1.44%
Wholesale deposits	131,505	1,646	5.03%	31,573	422	5.42%
Time deposits	195,413	2,115	4.35%	191,838	2,184	4.62%

Total interest-bearing deposits	631,606	4,818	3.07%	504,784	3,604	2.90%
Borrowed funds	66,071	636	3.87%	40,363	541	5.44%

Total interest-bearing liabilities	697,677	5,454	3.14%	545,147	4,145	3.08%
Noninterest-bearing demand deposits	142,532			149,420
Other liabilities	18,361			16,152

Total noninterest-bearing liabilities	160,893			165,572

Total liabilities	858,570			710,719
Shareholders’ equity	90,826			82,975

Total liabilities and shareholders’ equity	$949,396			$793,694

Net interest spread			3.32%			3.85%
Effect of noninterest-bearing sources			.65%			.80%

Net interest income/ margin on earning assets		$8,679	3.97%		$8,475	4.65%

Tax equivalent adjustment		$71	0.03%		$99	0.05%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans and leases include portfolio loans and leases and loans held for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin decreased 68 basis points to 3.97% in the first quarter of 2008 from 4.65% in the same period last year. The yield on earning assets decreased to 6.46% in the first quarter of 2008 from 6.93% in the first quarter of 2007 as a result of the reduction in the prime rate of 300 basis points. This decrease was partially offset by the growth of higher yielding leases. Simultaneously, the cost of interest bearing liabilities increased 6 basis points to 3.14% in the first quarter of 2008 from 3.08% in the same period last year as there was not a commensurate decline in deposit pricing. The rates paid on deposits kept the Corporation’s deposits competitive and assisted with successful deposit retention and gathering. Additionally, the use of wholesale deposits to fund asset growth also contributed to the increase in the rate on interest bearing liabilities. The net interest margin in the first quarter 2008 of 3.97% declined 14 basis points from the net interest margin of 4.11% in the fourth quarter of 2007. This reduction was due to a decline of 31 basis points in the yield on earning assets and a 12 basis point decline in the value of non-interest bearing sources, partially offset by a 29 basis point decrease in the cost of interest bearing liabilities.

The net interest margin and related components for the past five linked quarters are as follows:

Year	Quarter		Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
2008	1	st	6.46%	3.14%	3.32%	0.65%	3.97%
2007	4	th	6.77%	3.43%	3.34%	0.77%	4.11%
2007	3	rd	6.95%	3.44%	3.51%	0.78%	4.29%
2007	2	nd	6.97%	3.27%	3.70%	0.79%	4.49%
2007	1	st	6.93%	3.08%	3.85%	0.80%	4.65%

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

Summary of Interest Rate Simulation

	March 31, 2008
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+200 basis points	$136	0.36%
+100 basis points	$96	0.25%
-100 basis points	$572	1.50%
-200 basis points	$1,178	3.09%

The interest rate simulation above indicates that the Corporation’s balance sheet as of March 31, 2008 is basically income neutral in a rising rate environment. This means that an increase in interest rates will not significantly impact the net interest income over a 12 month period. The analysis also reflects that in a declining rate environment, net interest income increases by 1.50% and 3.09% over the next 12 months for declines of 100 and 200 basis points, respectively. This is due, in part, to the impact of the interest rate floors in Corporation’s consumer credit line portfolio. The impact of rising rates at March 31,

2008 is not significantly different than the position at December 31, 2007 (plus .45% for plus 100 basis points and plus .51% for 200 basis points). At December 31, 2007 declining rates resulted in a smaller increase in net interest income (plus .47% for minus 100 basis points and plus .37% for minus 200 basis points) as the prime rate at the time of 7.25% was more than 200 basis points above the floor in the consumer credit line portfolio.

Additionally, the Corporation purchased a $25 million three-year interest rate floor in April, 2006 to mitigate the impact on earnings of declining rates. During the first quarter of 2008 market conditions were such that the value of the interest rate floor was higher than the projected earnings to maturity. Accordingly, the interest rate floor contract was closed out in January 2008 resulting in interest rate floor income of $268 thousand for the first quarter 2008.

GAP Report

The table below indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term if interest rates rise. The converse is also true. The Corporation’s cumulative earning assets as a percentage of cumulative interest bearing liabilities of 117% in the zero to ninety day time frame is significantly lower than the 156% at December 31, 2007. This decrease is primarily due to the maturity and repricing of approximately $76 million ($21 million at December 31, 2007) in wholesale deposits.

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of March 31, 2008:

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$513	$—	$—	$—	$—	$513
Federal funds sold	10,500	—	—	—	—	10,500
Investment securities	3,128	14,167	48,234	31,323	—	96,852
Loans and leases(1)	298,264	77,596	374,054	71,347	—	821,261
Allowance	—	—	—	—	(8,358)	(8,358)
Cash and due from banks	—	—	—	—	23,043	23,043
Other assets	—	—	112	500	59,691	60,303

Total assets	$312,405	$91,763	$422,400	$103,170	$74,376	$1,004,114

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$26,655	$17,654	$94,156	$—	$—	$138,465
Savings, NOW and market rate	53,889	46,382	169,495	45,812	—	315,578
Time deposits	116,679	55,211	7,136	110	—	179,136
Wholesale deposits	76,332	33,119	14,324	—	—	123,775
Borrowed funds	20,463	26,413	63,624	—	—	110,500
Other liabilities	—	—	—	—	43,423	43,423
Shareholders’ equity	3,330	9,990	53,278	26,639	—	93,237

Total liabilities and shareholders’ equity	$297,348	$188,769	$402,013	$72,561	$43,423	$1,004,114

Interest earning assets	$312,405	$91,763	$422,288	$102,670	$—	$929,126
Interest bearing liabilities	267,363	161,125	254,579	45,922	—	728,989

Difference between interest earning assets and interest bearing liabilities	$45,042	$(69,362)	$167,709	$56,748	$—	200,137

Cumulative difference between interest earning assets and interest bearing liabilities	$45,042	$(24,320)	$143,389	$200,137	$—	$200,137

Cumulative earning assets as a % of cumulative interest bearing liabilities	117%	94%	121%	127%	—	—

(1)	Loans include portfolio loans and loans and leases held for sale.

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

Asset Quality and Analysis of Credit risk

Asset quality remains strong at March 31, 2008 as nonperforming loans of $1.1 million as a percentage of total loans were 13 basis points of total loans and leases. This compares to non performing loans of $2.0 million or 25 basis points at December 31, 2007 and non performing loans of $1.0 million or 6 basis points at March 31, 2007. The allowance for loan and lease losses as a percentage of total loans was 1.02% at March 31, 2008 compared with 1.01% at December 31, 2007 and 1.21% at March 31, 2007. The provision for loan and lease losses in the first quarter of 2007 was $854 thousand, compared to $250 thousand in the same period last year. The $604 thousand increase in the provision for loan and lease losses in the first quarter of 2008 to $854 thousand from $250 thousand in the same period of 2007 was primarily the result of net charge-offs for the first quarter of 2008 of $620 thousand, primarily leasing related.

In the first quarter 2008, net lease charge-offs totaled $609 thousand. Management made certain lease underwriting adjustments in the second half of 2007 to mitigate potential losses, including the exiting of certain broker relationships and changes in the credit quality mix. It is anticipated that these adjustments and others may improve overall lease portfolio performance in coming quarters.

Non Performing Assets and Related Ratios

(dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Non-accrual loans and leases	$1,065	$747	$389
Loans and leases 90 days or more past due	15	1,263	28

Total non performing loans and leases	1,080	2,010	417
Other non performing assets	64	—	—
Other real estate owned (“OREO”)	—	—	561

Total non performing assets	$1,144	$2,010	$978

Allowance for loan and lease losses to non performing assets	773.9%	404.1%	855.4%
Allowance for loan and lease losses to non performing loans and leases	730.6%	404.1%	2,006.2%
Non performing loans and leases to total portfolio loans	0.13%	0.25%	0.06%
Allowance for loan losses to portfolio loans	1.02%	1.01%	1.21%
Non performing assets to assets	0.11%	0.20%	0.12%
Period end portfolio loans	$816,785	$802,925	$691,549
Average portfolio loans (quarterly average)	$806,410	$740,694	$684,870
Allowance for loan and lease losses	$8,358	$8,124	$8,366

Summary of Changes in the Allowance For Loan and lease losses

(dollars in thousands)	Three Months Ended March 31,		Year Ended December 31, 2007
	2008	2007
Balance, beginning of period	$8,124	$8,122	$8,122
Charge-offs:
Consumer	(17)	(10)	(396)
Commercial and industrial	—	—	(41)
Real estate	—	—	—
Leases	(645)	—	(599)

Total charge-offs	(662)	(10)	(1,036)
Recoveries:
Consumer	6	4	22
Commercial and industrial	—	—	46
Real estate	—	—	15
Leases	36		64

Total recoveries	42	4	147

Net charge-offs	(620)	(6)	(889)

Provision for loan and lease losses	854	250	891

Balance, end of period	$8,358	$8,366	$8,124

NON-INTEREST INCOME

Three months ended March 31, 2008 Compared to March 31, 2007

Non-interest income for the first quarter of 2008 was $5.6 million, an increase of $817 thousand or 17.0% over the $4.8 million in the first quarter of 2007 after the exclusion of the $1.3 million (pre-tax) real estate gain. Factors contributing to this increase in non-interest income include revenue from a May 2007 BOLI investment, first quarter 2008 investment security gains and the settlement of an interest rate floor contract in the first quarter of 2008. First quarter 2008 Wealth Management revenue of $3.3 million was $25 thousand or less than 1% higher than the same period in 2007. Wealth Management revenues, excluding brokerage fees, in the first quarter of 2008 were level with the same period in 2007. This includes fees from trust administration, investment management, custody and estates. The loss of fees from a significant institutional client in the fourth quarter of 2007, combined with the reduction in fees from estate settlements, and the decline of wealth assets under management of $138.2 million, from March 31, 2007 to March 31, 2008, were offset by the impact of the fourth quarter 2007 minimum fee increase and new account generation in the first quarter of 2008. The decline in wealth assets under management and administration is attributed to the lower stock market values in the first quarter of 2008. Additionally, brokerage fees increased $30 thousand in the first quarter of 2008 compared to the same period in 2007, due in part to the increase in brokerage assets to $87.8 million at March 31, 2008 from $77.6 million at March 31, 2007. Non-interest income from residential mortgage operations, fees from loan servicing and late fees and service charges on deposit accounts in the first quarter of 2008 were all higher than first quarter 2007 amounts.

NON-INTEREST EXPENSE

Three months ended March 31, 2008 Compared to March 31, 2007

Non-interest expense for the first quarter of 2008 was $9.1 million, an increase of $644 thousand or 7.6% over $8.4 million in the first quarter of 2007. The primary reason for this increase is the additional staffing and benefit costs relating to the Corporation’s six 2006/2007 initiatives. Also contributing to the increase is higher Federal Deposit Insurance costs, as a one time credit issued to banks in existence prior to 1997 was exhausted during the first quarter of 2008. Amortization of mortgage servicing rights for the first quarter includes $49 thousand of impairment relating to higher rate serviced mortgages. The freeze of the Corporation’s qualified defined benefit pension plan which was announced earlier this year is effective March 31, 2008 and should result in reduced pension costs over the balance of 2008.

INCOME TAXES

Income taxes for the three months ended March 31, 2008 were $1.4 million compared to $1.9 million for the same period in 2007. This represents an effective tax rate for the three months ended March 31, 2008 of 32.7% and an effective tax rate of 31.9% for the same period in 2007. The increase in the effective tax rate in 2008 when compared to 2007 is due to state income taxes relating to the leasing company and other smaller items.

BALANCE SHEET ANALYSIS

Total assets increased $2.0 million or 0.2% from $1.0 billion as of December 31, 2007 to $1.0 billion as of March 31, 2008. This increase is related to an increase in portfolio loans of $13.8 million or 1.7% from $802.9 as of December 31, 2007 to $816.8 million as of March 31, 2008. Additionally, an increase in investment securities of $48.5 million to $96.9 million as of March 31, 2008 from $48.4 million as of December 31, 2007 related to the Corporation’s liquidity strategy. The increase in investments and loans and leases was partially offset by the decline in cash and cash equivalents of $28.6 million from December 31, 2007 to March 31, 2008. The decrease in cash and cash equivalents is due to the short term inflows of certain deposit accounts at year end 2007.

Average loans for the first quarter of 2008 increased $19.4 million or 2.5% to $806.4 million compared to $787.1 million in the fourth quarter of 2007.

The table below compares portfolio loans and leases outstanding at March 31, 2008 and December 31, 2007. The increase in leases of $6.2 million and the increase in commercial and industrial loans are the primary reason for the increase in total loans and leases of $13.8 million. The Corporation continues to focus its business development efforts on building banking relationships with privately held businesses, non-profits, high quality residential builders and owners of commercial real estate.

Total portfolio loans outstanding are detailed by category as follows:

(dollars in thousands)	March 31, 2008	December 31, 2007	Change
			Dollars	Percentage
Real estate loans:
Commercial mortgage loans	$224,604	$224,510	$94	0.0%
Home equity lines and loans	126,159	123,293	2,866	2.3%
Residential mortgage loans	118,117	121,313	(3,196)	(2.6)%
Construction loans	67,283	66,901	382	0.6%
Commercial and industrial loans	221,125	213,834	7,291	3.4%
Consumer loans	8,236	7,990	246	3.1%
Leases	51,241	45,084	6,157	13.7%

Total portfolio loans and leases	$816,765	$802,925	13,840	1.7%

Quarterly average portfolio loans and leases	$806,410	$787,059	19,351	2.5%

Total liabilities declined $0.8 million from $911.7 million at December 31, 2007 to $910.9 million at March 31, 2008. This decline is driven by a decrease in deposits of $92.5 million or 10.9% during the past three months to $757.0 million at March 31, 2008 from $849.5 million at December 31, 2007. The drop in deposits was partially offset by an increase in borrowed funds of $65.5 million. The decrease in deposits is primarily due to the competitive environment for retaining and gathering deposits and the large deposit inflows of approximately $70.0 million that temporarily boosted year-end deposits. The decline is concentrated in non wholesale time deposits and time deposits from brokers. Non wholesale time deposits decreased $24.3 million or 12% to $179.1 million from $203.4 at December 31, 2007. Time deposits from brokers decreased $6.0 million or 8.7% to $63.8 million from $69.8 million at December 31, 2007. The cost of wholesale and brokered deposits remained high as rates declined and were more expensive than borrowed funds, so the Corporation borrowed funds from FHLB advances to gain the benefit of reduced funding costs. Offsetting the decline in time deposits and wholesale deposits, savings, NOW and market rate accounts increased $27.6 million or 9.6% to $315.6 million from $288.0 million at December 31, 2007.

Average deposits for the first quarter of 2007 increased $16.6 million or 2.2% to $774.1 million compared to $757.6 million in the fourth quarter of 2007.

Deposits and borrowings at March 31, 2008 and December 31, 2007 are as follows:

(dollars in thousands)	March 31, 2008	December 31, 2007	Change
			Dollars	Percentage
Non-interest bearing demand	$138,465	$228,269	$(89,804)	(39.3%)
Savings, NOW and market rate accounts	315,578	287,977	27,601	9.6%
Non-wholesale time deposits	179,136	203,462	(24,326)	(12.0%)
Time deposits from brokers	63,775	69,820	(6,045)	(8.7)%
Time deposits from public fund sources	60,000	60,000	—	—

Total deposits	756,954	849,528	(92,574)	(10.9%)
Fed funds purchased	—	—	—	—
FHLB advances	110,500	45,000	65,500	145.6%

Borrowed funds	110,500	45,000	65,500	145.6%
Total deposits and borrowings	$867,454	894,528	$(27,074)	(3.0)%

Quarterly average deposits	$774,138	$757,583	$16,555	2.2%
Quarterly average borrowings	66,071	44,592	21,479	48.2%

Quarterly average deposits and borrowings	$840,209	$802,175	$38,034	4.7%

Residential Mortgage Segment Activity

(dollars in thousands)	1st Qtr 2008		4th Qtr 2007		3rd Qtr 2007		2nd Qtr 2007		1st Qtr 2007
Residential loans held in portfolio *	$118,117		$121,313		$113,705		$105,441		$105,065
Mortgage originations	28,780		34,565		37,285		27,490		28,271
Mortgage loans sold:
Servicing retained	14,294		8,583		7,588		3,298		4,831
Servicing released	11,058		12,852		17,249		19,521		14,844

Total mortgage loans sold	$25,352		$21,435		$24,837		$22,819		$19,675

Servicing retained %	56.4%		40.0%		30.6%		14.5%		24.6%
Servicing released %	43.6%		60.0%		69.4%		85.5%		75.4%
Loans serviced for others *	$357,734		$357,363		$364,684		$367,087		$377,512
Mortgage servicing rights *	2,835		2,820		2,812		2,812		2,847
Gain on sale of loans	332		353		358		259		280
Loan servicing and late fees	310		282		276		277		280
Amortization of MSR’s	125		91		88		77		92
Basis point yield on loans sold	131	bp	165	bp	144	bp	114	bp	142	bp

*	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $93.2 million or 9.3% of total assets, as of March 31, 2008, compared to $90.4 million or 9.0% of total assets, as of December 31, 2007. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2008 and December 31, 2007:

	Ratio	Minimum Ratio to be Well Capitalized
March 31, 2008:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	11.22%	10.00%
Bank	10.59%	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	10.32%	6.00%
Bank	9.69%	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	10.23%	5.00%
Bank	9.59%	5.00%
December 31, 2007:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	11.31%	10.00%
Bank	10.72%	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	10.40%	6.00%
Bank	9.81%	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	10.42%	5.00%
Bank	9.83%	5.00%

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

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, and purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB, purchasing wholesale certificates of deposit and selling securities as its secondary sources. Availability with the FHLB was approximately $157 million as of March 31, 2008 compared to $263 million as of December 31, 2007. Overnight Fed Funds lines consist of lines from eight banks totaling $90.0 million. Quarterly, ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors. As of March 31, 2008, the Bank had $111 million in FHLB advances. The FHLB has adjusted their calculation of the maximum borrowing capacity (“MBC”) for all member banks effective May 6, 2008. This will reduce the Corporation’s MBC by approximately $30 million.

Wholesale funding, which is defined as wholesale deposits (primarily certificates of deposit ) and borrowed funds, of $234 million at March 31, 2008 increased $59 million or 34.0% from year end 2007 balances of $175 million, primarily due to the increase in the investment portfolio discussed earlier. Wholesale funding as a percentage of total funding was 27.0% at March 31, 2008 compared to 19.5% at December 31, 2007.

The Corporation’s investment portfolio increased to $96.8 million at March 31, 2008 from $48.4 million at December 31, 2007. This increase will serve to increase liquidity and provide the Corporation the opportunity to utilize the securities to borrow additional funds through the FHLB or through repurchase agreements. At March 31, 2008 approximately $25 million of investments which are reflected on the balance sheet, had not yet settled. This liability is reflected on the balance sheet in other liabilities.

The Corporation is in the process of adding approximately $20 million of variable rate wholesale funding through a third party network. Additional alternative funding sources are being investigated to offset the results of the competitive environment that exists for core deposit gathering and the reduction of the MBC with the FHLB.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2008 were $333.2 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2008 amounted to $19.7 million.

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

Contractual Cash Obligations of the Corporation as of March 31, 2008:

(In thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$454,043	$454,043	—	—	—
Wholesale and time deposits	302,911	281,341	16,101	5,359	110
Operating leases	20,796	897	1,813	1,786	16,300
Purchase obligations	3,789	1,879	1,707	203
Non-discretionary pension contributions	—	—	—	—	—

Total	$781,539	$738,160	$19,621	$7,348	$16,410

Section 404 of Sarbanes Oxley Act of 2002

The Corporation and its Management completed compliance procedures relating to Section 404 of the Sarbanes Oxley Act of 2002 (“SOX 404”) for the fiscal year ended December 31, 2007 as documented in the Corporation’s Form 10-K. Management continues to devote considerable effort in 2008 to assure continued compliance with all aspects of SOX 404.

Other Information

•	Branch Office Expansion

During the first quarter of 2004 and the second quarter of 2005, the Corporation opened full service branch bank offices in Newtown Square and Exton, PA, respectively. In January of 2007, the Corporation’s Wynnewood branch was closed and customer accounts were transferred to the new Ardmore branch office. The Corporation has begun construction on the West Chester, PA branch site and anticipates this branch will open in the fourth quarter of 2008. The Corporation has no current plans to expand its branch footprint at this time.

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

In February, 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005 (FDIRA-2005”). This legislation will merge the Bank Insurance Fund and the Savings Association Insurance Fund into one fund, increase insurance coverage for retirement accounts to $250,000, adjust the maximum deposit insurance for inflation after March 31, 2010 and give the FDIC greater flexibility in setting insurance assessments. As part of the FDIRA-2005, the Corporation’s primary operating subsidiary, the Bank, has been granted a one-time credit of approximately $409 thousand for utilization against future FDIC insurance premiums. The FDIC announced that 2007 assessments will range from 5 to 7 basis points for well capitalized institutions with composite regulatory examination ratings of one or two. The $409 thousand credit offset all of the 2007 premium assessment and the remaining credit will cover approximately 33% of the 2008 first quarter assessment which is estimated to be $102 thousand. The actual assessment for the first quarter of 2008 will be issued by the FDIC on or around June 15, 2008.

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

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers’ needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan and lease losses and estimates in the value of collateral, and various financial assets and liabilities;

•	technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There has been no material change in the Corporation’s assessment of its sensitivity to market risks since its presentation in the 2007 Annual Report on Form 10-K filed with the SEC.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Corporation’s 2007 Annual Report on Form 10-K.

ITEM 2.

The following tables present the shares repurchased by the Corporation during the first quarter of 2008 (1) (2) :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2008 – January 31, 2008	1,271	$20.97	$—	208,597
February 1, 2008 – February 28, 2008	637	$20.50	$—	208,597
March 1, 20087 – March 31, 2008	13,657	$20.05	$11,132	197,465

Total	15,565	$20.18	$11,132	197,465

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million and terminated the 2003 Program. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	In January, February and March 2008, 1,271, 637 and 2,575 shares, respectfully, were purchased by the Corporation’s Thrift Plan and Deferred Compensation plans through open market transactions by the Corporation’s Wealth Management Division investment personnel.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description and References
3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008.

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4*	Deferred Bonus Plan for Executives of the Bryn Mawr Bank Corporation, dated January 1, 1999, incorporated by reference to Exhibit 10.U of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.5*	Deferred Payment Plan for Directors of the Bryn Mawr Bank Corporation, as amended and restated June 21, 2002, effective January 1, 2000, filed herewith.

10.6*	Deferred Payment Plan for Directors of the Bryn Mawr Trust Company, as amended and restated June 21, 2002, effective January 1, 2000, filed herewith.

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated February 5, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporations’ 10-K filed with SEC on March 13, 2008.

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: May 9, 2008	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: May 9, 2008	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits

a) Exhibits

Exhibit 10.5	Deferred Payment Plan for Directors of the Bryn Mawr Bank Corporation, as amended and restated June 21, 2002, effective January 1, 2000, filed herewith.

Exhibit 10.6	Deferred Payment Plan for Directors of the Bryn Mawr Trust Company, as amended and restated June 21, 2002, effective January 1, 2000, filed herewith.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q