Form 10-Q
period 2008-06-30
BRYN MAWR BANK CORP
filed 2008-08-06
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2008

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

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2008
Common Stock, par value $1	8,575,677

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands, except per share data)	2008	2007	2008	2007
Net interest income:
Interest income:
Loans	$11,571	$12,049	$23,532	$23,650
Leases	1,444	624	2,760	933
Federal funds sold	18	14	78	48
Interest bearing deposits with banks	13	7	55	14
Investment securities	1,186	556	1,869	1,126

Total interest income	14,232	13,250	28,294	25,771
Interest expense:
Savings, NOW, and market rate accounts	794	977	1,851	1,974
Time deposits	1,353	1,982	3,468	4,166
Wholesale deposits	1,591	1,132	3,236	1,554
Borrowed funds	1,191	645	1,828	1,187

Total interest expense	4,929	4,736	10,383	8,881

Net interest income	9,303	8,514	17,911	16,890
Loan and lease loss provision	781	240	1,635	490

Net interest income after loan and lease loss provision	8,522	8,274	16,276	16,400

Non-interest income:
Fees for wealth management services	3,291	3,423	6,603	6,710
Service charges on deposit accounts	429	356	821	716
Loan servicing and other fees	305	277	615	557
Net gain on sale of loans	363	259	695	539
Net gain on sale of OREO	—	110	—	110
Net gain on sale of real estate	—	—	—	1,333
BOLI income	117	84	260	84
Net gain on sale of investments	—	—	222	—
Interest rate floor income	—	—	268	—
Other operating income	727	555	1,378	1,161

Total non-interest income	5,232	5,064	10,862	11,210

Non-interest expenses:
Salaries and wages	4,532	3,981	9,011	8,029
Employee benefits	947	1,057	2,279	2,278
Occupancy and bank premises	715	712	1,465	1,398
Furniture, fixtures, and equipment	565	513	1,114	1,020
Advertising	222	355	494	671
Amortization of mortgage servicing rights	89	77	214	169
Professional fees	364	470	683	871
Other operating expenses	1,569	1,588	2,822	2,752

Total non-interest expenses	9,003	8,753	18,082	17,188

Income before income taxes	4,751	4,585	9,056	10,422
Income taxes	1,586	1,494	2,993	3,355

Net income	$3,165	$3,091	$6,063	$7,067

Basic earnings per share	$0.37	$0.36	$0.71	$0.83
Diluted earnings per share	$0.37	$0.36	$0.71	$0.81
Dividends declared per share	$0.13	$0.12	$0.26	$0.24
Weighted-average basic shares outstanding	8,571,143	8,542,066	8,552,805	8,558,527
Dilutive potential common shares	31,836	112,040	30,125	116,727

Weighted-average dilutive shares	8,602,979	8,654,106	8,582,930	8,675,254

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

(dollars in thousands, except per share data)	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$25,901	$76,965
Interest bearing deposits with banks	621	1,209
Federal funds sold	—	17,000

Total cash and cash equivalents	26,522	95,174
Investment securities available for sale, at fair value (amortized cost of $113,276 and $48,236 as of June 30, 2008 and December 31, 2007, respectively)	111,870	48,402
Loans held for sale	2,304	5,125
Portfolio loans and leases	853,355	802,925
Less: Allowance for loan and lease losses	(8,672)	(8,124)

Net portfolio loans and leases	844,683	794,801

Premises and equipment, net	18,244	16,952
Accrued interest receivable	4,065	4,316
Deferred income taxes	3,569	2,891
Mortgage servicing rights	2,890	2,820
Bank Owned Life Insurance (“BOLI”)	15,684	15,424
Other assets	19,421	16,191

Total assets	$1,049,252	$1,002,096

Liabilities
Deposits:
Noninterest-bearing demand	$141,114	$228,269
Savings, NOW and market rate accounts	301,980	287,977
Wholesale deposits	144,049	129,820
Time deposits	166,679	203,462

Total deposits	753,822	849,528

Borrowed funds	182,293	45,000
Accrued interest payable	3,142	6,294
Unsettled securities payable	4,954	—
Other liabilities	11,006	10,923

Total liabilities	955,217	911,745

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares as of June 30, 2008 and December 31, 2007 respectively; issued 11,492,782 and 11,434,332 shares as of June 30, 2008 and December 31, 2007 respectively and outstanding of 8,572,777 and 8,526,084 shares as of June 30, 2008 and December 31, 2007, respectively	11,493	11,434
Paid-in capital in excess of par value	12,660	11,698
Accumulated other comprehensive income, net of taxes	(5,195)	(4,304)
Retained earnings	104,986	101,146

	123,944	119,974

Less: Common stock in treasury at cost — 2,920,005, and 2,908,248 shares as of June 30, 2008 and December 31, 2007 respectively	(29,909)	(29,623)

Total shareholders’ equity	94,035	90,351

Total liabilities and shareholders’ equity	$1,049,252	$1,002,096

Book value per share	$10.97	$10.60

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

	Six Months Ended June 30
(dollars in thousands)	2008	2007
Operating activities:
Net income	$6,063	$7,067
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	1,635	490
Provision for depreciation and amortization	852	775
Loans originated for resale	(44,627)	(45,073)
Proceeds from loans sold	48,143	42,803
Net gain on sale of loans	(695)	(539)
Net gain on sale of real estate	—	(1,333)
Provision for deferred income taxes (benefit)	(199)	(388)
Change in income tax payable/receivable	306	528
Change in accrued interest receivable	251	78
Change in accrued interest payable	(3,152)	(251)
Change in mortgage servicing rights, net	(70)	71
Other, net	(3,523)	(2,277)

Net cash provided by operating activities	4,984	1,951

Investing activities:
Purchases of investment securities	(95,872)	(421)
Proceeds from sale of investment securities available for sale	21,004	—
Proceeds from maturity of investment securities and mortgage-backed securities pay downs	5,782	3,655
Proceeds from calls of investment securities	9,000	—
Proceeds from sale of real estate	—	1,850
Purchase of BOLI	—	(15,000)
Net portfolio loan and lease originations	(51,517)	(58,377)
Net change in premises and equipment	(2,082)	(1,292)
Sale of other real estate owned (“OREO”)	—	110

Net cash used by investing activities	(113,685)	(69,475)

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	(73,152)	(73,219)
Change in time deposits	(36,783)	15,599
Change in wholesale deposits	14,229	71,774
Dividends paid	(2,223)	(2,054)
Increase in borrowed funds	137,293	20,100
Purchase of treasury stock	(286)	(2,088)
Tax benefit from exercise of stock options	116	168
Proceeds from exercise of stock options	855	792

Net cash provided by financing activities	40,049	31,072

Change in cash and cash equivalents	(68,652)	(36,452)
Cash and cash equivalents at beginning of period	95,174	62,005

Cash and cash equivalents at end of period	$26,522	$25,553

Supplemental cash flow information:
Cash paid during the year for:
Income taxes paid	$3,041	$3,184
Interest paid	$13,535	$9,132
Supplemental non-cash investing and financing activities:
Unsettled AFS securities	$4,954	$—
Change in other comprehensive income	1,370	172
Change in deferred taxes due to change in comprehensive income	(479)	(60)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended June 30
(dollars in thousands)	2008	2007
Net income	$3,165	$3,091
Other comprehensive income:
Unrealized investment losses net of tax benefit of $683 and $110, respectively	(1,268)	(205)
Change in unfunded pension liability, net of tax expense of $71 and $26, respectively	131	49

Total comprehensive income	$2,028	$2,935

	Six Months Ended June 30
(dollars in thousands)	2008	2007
Net income	$6,063	$7,067
Other comprehensive income:
Unrealized investment losses net of tax expense benefit of $550 and $67, respectively	(1,023)	(122)
Change in unfunded pension liability, net of tax expense of $72 and $6, respectively	132	11

Total comprehensive income	$5,172	$6,956

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

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

The results of operations for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands, except per share data)	2008	2007	2008	2007
Numerator:
Net income available to common shareholders	$3,165	$3,091	$6,063	$7,067

Denominator for basic earnings per share – weighted average shares outstanding	8,571,143	8,542,066	8,552,805	8,558,527
Effect of dilutive potential common shares	31,836	112,040	30,125	116,727

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	8,602,979	8,654,106	8,582,930	8,675,254

Basic earnings per share	$0.37	$0.36	$0.71	$0.83
Diluted earnings per share	$0.37	$0.36	$0.71	$0.81
Antidilutive shares excluded from computation of average dilutive earnings per share	274,037	10,000	276,556	9,227

3. Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans are charged against the allowance for loan and lease losses when Management believes that such amounts are uncollectible. The allowance for loan and lease losses is maintained at a level that Management believes is sufficient to absorb estimated probable credit losses. Note 1 – Summary of Significant Accounting Policies – Allowance for Loan and Lease Losses, included in the Corporation’s 2007 Annual Report on Form 10K contains additional information relative to Management’s determination of the adequacy of the allowance for loan and lease losses.

4. Impaired Loans and Leases

The following summarizes the Corporation’s impaired loans and leases for the periods ended:

	For The Six Months Ended		For The Twelve Months Ended
(dollars in thousands)	June 30, 2008	June 30, 2007	December 31, 2007
Period end balance	$1,060	$570	$574
Average period to date balance	931	421	504
Loans and leases with specific loss allowances	—	—	—
Charge offs and recoveries	—	—	(23)
Loss allowances reserved	—	—	—
Period to date income recognized	$21	$27	$23

5. Stock Based Compensation

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

The Corporation’s stock-based compensation expense for the six months ended June 30, 2008 and 2007 was $82 thousand and $16 thousand, respectively.

The following table provides information about options outstanding for the three-months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding March 31, 2008	812,300	$18.76	$4.10
Granted	—	—	—
Forfeited	7,000	21.21	4.86
Exercised	10,000	15.18	3.11

Options outstanding June 30, 2008	795,300	$18.78	$4.11

The following table provides information about unvested options for the three-months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options March 31, 2008	137,501	$22.08	$5.02
Granted	—	—	—
Vested	1,209	21.83	5.90
Forfeited	—	—	—

Unvested options June 30, 2008	136,292	$22.09	$5.01

The following table provides information about options outstanding for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2007	860,750	$18.52	$4.04
Granted	—	—	—
Forfeited	7,000	21.21	4.86
Exercised	58,450	14.63	2.98

Options outstanding June 30, 2008	795,300	18.78	$4.11

The following table provides information about unvested options for the six-months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2007	139,584	$22.10	$5.04
Granted
Vested	3,292	22.65	6.04
Forfeited	—	—	—

Unvested options June 30, 2008	136,292	$22.09	$5.01

The total not-yet-recognized compensation expense of unvested stock options is $566 thousand. This expense will be recognized over a weighted average period of 50 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
Proceeds from strike price of value of options exercised	$855,098	$792,000
Related tax benefit recognized	116,370	168,000

Proceeds of options exercised	$971,468	$960,000

Intrinsic value of options exercised	$332,488	$481,000

The following table provides information about options outstanding and exercisable options at June 30, 2008:

	Outstanding	Exercisable
Number	795,300	659,008
Weighted average exercise price	$18.78	$18.10
Aggregate intrinsic value	$1,283,577	$1,283,577
Weighted average contractual term (in years)	5.88	5.21

For the six months ended June 30, 2008 there were no options granted.

6. Pension and Other Post-Retirement Benefit Plans

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

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the three months ended June 30, 2008 and 2007:

	For Three months Ended June 30
	SERP		QDBP		PRBP
	2008	2007	2008	2007	2008	2007
Service cost	$16	$20	$—	$326	$—	$(1)
Interest cost	49	29	426	451	16	10
Expected return on plan assets	—	—	(635)	(699)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	33	11	78	16	(50)	(34)
Amortization of net (gain) loss	—	12	—	128	14	(5)

Net periodic benefit cost (benefit)	$98	$72	$(131)	$222	$(14)	$(24)

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the six months ended June 30, 2008 and 2007:

	For Six months Ended June 30
	SERP		QDBP		PRBP
	2008	2007	2008	2007	2008	2007
Service cost	$57	$30	$337	$626	$—	$2
Interest cost	98	57	849	876	32	38
Expected return on plan assets	—	—	(1,315)	(1,274)	—	—
Amortization of transition obligation	—	—	—	—	—	13
Amortization of prior service costs	66	22	93	41	12	(69)
Amortization of net (gain) loss	—	13	—	228	(100)	29
Curtailment	—	—	18	—	28	—
Settlement	—	—	—	—	153	—

Net periodic benefit cost (benefit)	$221	$122	$(18)	$497	$125	$13

QDBP: As stated in the Corporation’s 2007 Annual Report, the Corporation does not have any minimum funding requirements for its QDBP for 2008. As of June 30, 2008 no contributions have been made to the QDBP.

SERP: The Corporation contributed $67 thousand during the six months ended June 30, 2008 to the SERP and it is expected to contribute an additional $69 thousand in the second half of 2008.

PRBP: In 2007 the Corporation amended the PRBP to allow for settlement obligations to certain current and retired employees. Certain retired employee obligations were settled in 2007 and current employee obligations were settled during the quarter ended March 31, 2008. The Corporation contributed $93 thousand to the PBRP in the first six months of 2008 and expects to contribute an additional $136 thousand for the balance of 2008.

7. Segment Information

FAS No. 131, “Segment Reporting” (“FAS 131”), identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in FAS 131 to the results of its operations.

The Corporation has identified four “segments” as defined by FAS 131 as follows: Banking, Wealth Management, Mortgage Banking, and All Other. Footnote 23 – Segment Information, in the Notes to the Consolidated Financial Statements in the Corporation.

Segment information for the quarter ended June 30, 2008 is as follows:

(Dollars in thousands)	2008
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$9,277	$—	$25	$1	$9,303
Less: Loan and lease loss provision	781	—	—	—	781

Net interest income after loan and lease loss provision	8,496	—	25	1	8,522
Other income:
Fees for wealth management services	—	3,291	—	—	3,291
Service charges on deposit accounts	429	—	—	—	429
Loan servicing and other fees	72	—	231	2	305
Net gain on sale of loans	—	—	363	—	363
Other income	744	—	62	38	844

Total other income	1,245	3,291	656	40	5,232
Other expenses:
Salaries and wages	2,949	1,237	250	96	4,532
Employee benefits	662	251	23	11	947
Occupancy and bank premises	1,156	112	58	(46)	1,280
Other operating expense	1,853	329	194	(132)	2,244

Total other expense	6,620	1,929	525	(71)	9,003

Segment profit before income taxes	3,121	1,362	156	112	4,751
Intersegment pretax revenues (expenses)*	201	45	10	(256)	—

Pretax segment profit (loss) after eliminations	$3,322	$1,407	$166	$(144)	$4,751

% of segment pretax profit (loss) after eliminations	69.9%	29.6%	3.5%	(3.0%)	100%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the quarter ended June 30, 2007 is as follows:

(Dollars in thousands)	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,496	$—	$16	$2	$8,514
Less: Loan and lease loss provision	240	—	—	—	240

Net interest income after loan loss provision	8,256	—	16	2	8,274
Other income:
Fees for wealth management services	—	3,423	—	—	3,423
Service charges on deposit accounts	356	—	—	—	356
Loan servicing and other fees	14	—	263	—	277
Net gain on sale of loans	—	—	258	1	259
Other operating income	568	—	136	45	749

Total other income	938	3,423	657	46	5,064
Other expenses:
Salaries and wages	2,646	1,082	189	64	3,981
Employee benefits	804	211	31	11	1,057
Occupancy and bank premises	1,086	140	39	(40)	1,225
Other operating expense	2,173	252	151	(86)	2,490

Total other expense	6,709	1,685	410	(51)	8,753

Segment profit before income taxes	2,485	1,738	263	99	4,585
Intersegment pretax revenues (expenses)*	194	45	10	(249)	—

Pretax segment profit (loss) after eliminations	$2,679	$1,783	$273	$(150)	$4,585

% of segment pretax profit (loss) after eliminations	58.4%	38.9%	6.0%	(3.3%)	100.0%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the six months ended June 30, 2008 is as follows:

(Dollars in thousands)	2008
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$17,872	$—	$36	$3	$17,911
Less: Loan and lease loss provision	1,635	—	—	—	1,635

Net interest income after loan and lease loss provision	16,237	—	36	3	16,276
Other income:
Fees for wealth management services	—	6,603	—	—	6,603
Service charges on deposit accounts	821	—	—	—	821
Loan servicing and other fees	152	—	462	1	615
Net gain on sale of loans	—	—	695	—	695
Other income	1,940	—	97	91	2,128

Total other income	2,913	6,603	1,254	92	10,862
Other expenses:
Salaries and wages	5,900	2,418	496	197	9,011
Employee benefits	1,701	492	63	23	2,279
Occupancy and bank premises	2,317	246	107	(91)	2,579
Other operating expense	3,392	610	432	(221)	4,213

Total other expense	13,310	3,766	1,098	(92)	18,082

Segment profit before income taxes	5,840	2,837	192	187	9,056
Intersegment pretax revenues (expenses) *	394	90	20	(504)	—

Pretax segment profit (loss) after eliminations	$6,234	$2,927	$212	$(317)	$9,056

% of segment pretax profit (loss) after eliminations	68.8%	32.3%	2.4%	(3.5%)	100%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the six months ended June 30, 2007 is as follows:

(Dollars in thousands)	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$16,834	$—	$52	$4	$16,890
Less: Loan and lease loss provision	490	—	—	—	490

Net interest income after loan loss provision	16,344	—	52	4	16,400
Other income:
Fees for wealth management services	—	6,710	—	—	6,710
Service charges on deposit accounts	716	—	—	—	716
Loan servicing and other fees	39	—	518	—	557
Net gain on sale of loans	—	—	538	1	539
Net gain on sale of real estate	1,333	—	—	—	1,333
Other operating income	1,097	—	168	90	1,355

Total other income	3,185	6,710	1,224	91	11,210
Other expenses:
Salaries and wages	5,327	2,207	371	124	8,029
Employee benefits	1,775	420	61	22	2,278
Occupancy and bank premises	2,143	277	77	(79)	2,418
Other operating expense	3,689	520	312	(58)	4,463

Total other expense	12,934	3,424	821	9	17,188

Segment profit (loss) before income taxes	6,595	3,286	455	86	10,422
Intersegment pretax revenues (expenses) *	319	90	20	(429)	—

Pretax segment profit (loss) after eliminations	$6,914	$3,376	$475	$(343)	$10,422

% of segment pretax profit (loss) after eliminations	66.3%	32.4%	4.6%	(3.3%)	100.0%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Other segment information for the quarter and year to date period ended June 30, 2008 and 2007 is as follows:

	June 30		December 31, 2007
(dollars in millions)	2008	2007
Wealth Management Segment:
Brokerage Assets(1)	$89	85	$85
Assets Under Management – Other Institutions	—	420	—
Wealth Assets Under Management and Administration	2,105	2,213	2,192

Assets Under Management and Administration and Brokerage Assets	2,194	2,717	2,277

Mortgage Banking Segment:
Mortgage Loans Serviced for Others	$359	367	$357
Mortgage Servicing Rights	$3	3	$3

(1)	Brokerage assets represent assets held at a registered broker dealer under a networking agreement.

Banking Segment: Substantially all of the assets of the Corporation and its’ subsidiaries are related to the Banking Segment and are reflected on the consolidated balance sheet in these financial statements.

8. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSR’s”) for the six months ended June 30, 2008 and 2007:

(dollars in thousands)	2008	2007
Balance, January 1	$2,820	$2,883
Additions	284	98
Amortization	(195)	(169)
Impairment	(19)	—

Balance, June 30	$2,890	$2,812

Fair value	$3,843	$4,275

At June 30, 2008 key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2008
Fair value amount of MSRs	$3,843
Weighted average life (in years)	6.8
Prepayment speeds (constant prepayment rate)*:	13.62%
Impact on fair value:
10% adverse change	$(568)
20% adverse change	$(719)
Discount rate:	10.24%
Impact on fair value:
10% adverse change	$(521)
20% adverse change	$(632)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

9. Capital

The Corporation declared and paid a regular dividend of $0.13 per share, during the second quarter of 2008. This payment totaled $1.1 million. The Corporation’s Board of Directors declared a regular quarterly dividend of $0.14 per share payable September 1, 2008 to shareholders of record as of August 6, 2008. During the first six months of 2008, the Corporation repurchased 16,853 shares of its common stock for $336 thousand at an average purchase price of $19.94 per share.

10. Accounting for Uncertainty in Income Taxes

The Corporation adopted FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies FAS 109, the Corporation recognizes the financial statement benefit of a tax position only after determining that the Corporation would be more likely than not to sustain the position following an examination. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. At January 1, 2007, the Corporation applied these criteria to all tax positions for which the statute of limitations remained open. There were no adjustments to retained earnings for unrecognized tax benefits as a result of the implementation of FIN 48 at adoption during 2007.

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. Federal income tax examination by taxing authorities for years before 2004. The Corporation recently closed with the Internal Revenue Service an examination of the 2005 tax year. Resolution of the examination will not have any material impact to the financial position of the Corporation.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in during the first six months of 2008. There were no significant FIN48 liabilities accrued during 2007 or in the first six months of 2008.

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

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Instruments whose significant value drivers are unobservable.

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at June 30, 2008 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair Value Measurement at June 30, 2008 (dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$26.5	$26.5	$—	$—
Investments:
U.S. government agency securities	15.7	—	15.7	—
State and municipal securities	7.7	—	7.7	—
Mortgage backed securities	77.4	—	77.4	—
Corporate bond securities	10.0	—	10.0	—
Other investments	1.1	—	1.1	—

Total Fair Value Assets	$138.4	$26.5	$111.9	$—

The provisions of FAS 157 related to disclosures surrounding non-financial assets and non-financial liabilities have not been applied because in February 2008, the FASB deferred the required implementation of these disclosures until 2009.

12. Subsequent Events

Acquisition of Lau Associates

On July 15, 2008 the Corporation completed its acquisition of JNJ Holdings, LLC; Lau Associates, LLC; and Lau Professional Services, LLC (“Lau Associates”) pursuant to a Membership Interest Purchase Agreement dated June 9, 2008 (“Purchase Agreement”). Pursuant to the Purchase Agreement, the Corporation acquired from Marigot Daze (the owner of JNJ Holdings, LLC) all of the issued and outstanding limited liability company membership interests in JNJ Holdings, LLC, a holding company that wholly owns Lau Associates, a financial planning and investment advisory firm, and Lau Professional Services, a tax preparation firm.

The Corporation paid $3.7 million at closing on July 15, 2008. The remaining balance of the purchase price will be paid in annual installments during the period commencing on the closing date and continuing through December 31, 2011, with the amount of such annual installments to be based on pre-tax income of the acquired business during the aforementioned post-closing period. However, the total purchase price payable by the Corporation under the Purchase Agreement will be no more than $19 million. JNJ Holdings, LLC is now a 100% owned subsidiary of the Corporation. Lau Associates had assets under management of approximately $603 million and assets under supervision of $156 million as of December 31, 2007.

Subordinated Debt

On July 30, 2008, the Bank entered into a Subordinated Note Purchase Agreement (the “Agreement”) with a regional commercial bank (“Lender”). Pursuant to the Agreement, the Lender purchased from the Bank a Subordinated Note in the aggregate principal amount of $10 million (the “Subordinated Debt”), which is intended to qualify as Tier II capital. The Subordinated Note bears interest per annum at a rate equal to the three month LIBOR Rate plus 3.75%, adjusted quarterly. Interest is payable quarterly beginning on September 15, 2008. The unpaid principal balance of the Subordinated Note plus all accrued and unpaid interest is due and payable on September 15, 2018.

The Agreement includes customary representations, warranties, covenants and events of default. The lender cannot accelerate the outstanding principal balance of the Subordinated Debt unless an event of default consisting of a bankruptcy, receivership, insolvency or dissolution has occurred and is continuing. The Bank may redeem the Subordinated Debt without premium on any interest payment date on or after September 15, 2013. The Corporation is not a guarantor of the Subordinated Debt.

13. New Accounting Pronouncements

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

Other significant accounting policies are presented in Note 1 to the Corporation’s audited consolidated financial statements filed as part of the 2007 Annual Report on Form 10-K and Footnotes 3, 10 and 11 to the Corporation’s unaudited financial statements on pages 7 and 16 of this Form 10-Q. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

Executive Overview

The Corporation reported second quarter 2008 diluted earnings per share of $0.37 and net income of $3.2 million compared to diluted earnings per share of $0.36 and net income of $3.1 million in the same period last year. Results in the quarter reflect an increase in net interest income from continued growth in the Bank’s loan and lease portfolio and stabilization of the net interest margin offset by a higher provision for loan and lease losses and a rise in non-interest expenses partially attributable to the Corporation’s new growth initiatives.

The Corporation continues to experience strong growth in the loan and lease portfolio, which was up 15.4% from a year ago, while maintaining credit quality as the Corporation’s charge-off rate for the quarter was down from the first quarter, although up from the second quarter of last year when the leasing portfolio was significantly smaller. Performance of the loan and lease portfolio reflects the historically high credit quality of the Corporation’s traditional borrowers and the effect of the tightening of the credit standards in the leasing portfolio, which began in the third quarter of 2007.

Consistent with the Corporation’s growth, on July 15, 2008 the Corporation purchased Lau Associates, a nationally-recognized provider of family office services with approximately $603 million in assets under management and $156 million in assets under supervision as of December 31, 2007. These assets under management and supervision, if combined with the June 30, 2008 Wealth assets under management, administration and brokerage of $2.2 billion, on a pro-forma basis, result in total Wealth assets under management, administration, supervision and brokerage for the Corporation of approximately $3 billion. This acquisition should be immediately accretive. Additionally, the Corporation also secured Delaware trust powers and intends to begin those operations later in the third quarter 2008. The opening of the Chester County regional banking office in the fourth quarter, which together with the renovations recently completed at the Wayne branch, will provide two essentially new retail banking locations in affluent communities.

Return on average equity (ROE) and return on average assets (ROA) for the quarter ended June 30, 2008 were 13.65% and 1.24%, respectively. ROE was 14.66% and ROA was 1.49% for the same period last year. ROE was 12.83% and ROA was 1.23% for the first quarter of this year.

Total portfolio loans and leases at June 30, 2008 were $853.4 million, an increase of $113.7 million or 15.4% from $739.7 million at June 30, 2007. Growth in the loan portfolio compared to a year ago was broad based, led by a nearly 25% increase in home equity loans and lines, a nearly 20% increase in commercial and industrial loans, as well as increases in commercial and residential mortgages. This growth was centered mostly with existing customers and prospects in the Company’s immediate service area. The total loan and lease portfolio increased $36.6 million or 4.5% from March 31, 2008. Lease balances of $54.1 million at June 30, 2008 comprise 6.3% of total quarter end portfolio loans and leases, up from 3.9% of total portfolio loans and leases at June 30, 2007. At 6.3%, the proportion of leases to total loans and leases is unchanged from March 31, 2008.

Net charge-offs for the second quarter of 2008 were 0.23% of average loans, down from 0.31% in the first quarter of 2008. Total non-performing loans and leases at June 30, 2008 of $1.9 million were 0.20% of period end loans and leases, up from $1.1 million or 0.13% at March 31, 2008 and up from 0.09% at June 30, 2007. The provision for loan and lease losses in the current quarter was $781 thousand, up from $240 thousand in the second quarter of 2007, but down from $854 thousand in the first quarter of 2008. A majority of the changes in the provision, net charge-offs, and non-performing loans and leases are primarily attributable to the Company’s higher yielding lease portfolio. While lease charge-offs in 2008 are higher than anticipated, in the 2008 Profit Plan they are substantially offset by their positive impact on the Company’s net interest income. The allowance for loan and lease losses of $8.7 million represents 1.02% of loans and leases compared to an allowance for loan and lease losses of $8.4 million or 1.02% of loans and leases at March 31, 2008. At June 30, 2007 the allowance for loan and lease losses was $8.6 million or 1.16% of total portfolio loans and leases outstanding

During the second quarter of 2008, the Corporation increased its investment securities portfolio by $15.0 million to $111.9 million from $96.9 million at the end of the first quarter as part of an overall liquidity plan. The increase in the investment securities portfolio together with the strong growth in total portfolio loans and leases increased average quarterly earning assets by 23.7% to $950.5 million in the second quarter of 2008 from $768.2 million in the second quarter of 2007.

The second quarter of 2008 marked a second consecutive quarter of growth in interest bearing checking, money market and savings account balances, as second quarter average balances rose to $307.2 million from $304.7 million in the first quarter of 2008. Average second quarter 2008 non-interest bearing balances of $143.6 million are up from first quarter 2008 average balances of $142.5 million.

Wholesale funding, which is defined as wholesale deposits (primarily certificates of deposit ) and borrowed funds, of $326.3 million at June 30, 2008 was up $92.1 million from March 31, 2008 balances of $234.3 million, primarily due to the increase in the loan and investment portfolios discussed earlier. Wholesale funding as a percentage of total funding was 34.9% at June 30, 2008 compared to 27.0% at March 31, 2008. See page 36 – “Liquidity” later in this document for additional discussion regarding liquidity.

The tax equivalent net interest margin was 3.97% in the second quarter of 2008, unchanged from 3.97% in the first quarter of 2008, but down from 4.49% in the second quarter of 2007. Earning asset yields declined 41 basis points from 6.46% in the first quarter of 2008 to 6.05% in the second quarter due to the addition of lower yielding securities (when compared to loans) and the impact of the last few Federal Reserve interest rate adjustments. At the same time, total funding costs declined 56 basis points from 3.14% in the first quarter of 2008 to 2.58% in the second quarter. The higher volume of interest earning assets compared to interest bearing liabilities accounts for the 15 basis point differential between the earning asset yield decline and the interest bearing liability yield decline. The decrease in the margin to 3.97% in the second quarter of 2008 from 4.49% in the same quarter of last year is primarily due to the $182 million or 23.7% increase in average interest earning assets that were primarily funded with higher cost wholesale funds.

Tax equivalent net interest income increased $692 thousand to $9.4 million in the second quarter of 2008 from $8.7 in million the first quarter of 2008 as well as from $8.6 million in the second quarter of 2007. The increase in tax equivalent net interest income was attributable to the significant increase in average interest earning assets and a stabilization of the Company’s net interest margin.

Non-interest income for the second quarter of 2008 was $5.2 million, an increase of $168 thousand over the $5.1 million in the second quarter of 2007, primarily due to an increase in the fees charged for early lease terminations, an increase in the net gain on sale of loans, and an increase in service charges on deposits. Non-interest income in the second quarter of 2008 was down $398 thousand or 7.1%, compared to the first quarter of 2008 as the first quarter benefited from a net gain on sale of investments and interest rate floor income. Second quarter 2008 wealth management revenue was $3.3 million, essentially flat with the first quarter 2008 and down year-over-year reflecting lower stock market levels, and the loss of a significant institutional client due to a business acquisition in the fourth quarter of 2007. The Lau Associates acquisition that closed on July 15, 2008 should benefit wealth management revenues over the balance of the year.

Non-interest expense for the second quarter of 2008 was $9.0 million, an increase of $250 thousand or 2.9% over $8.8 million in the second quarter of 2007, partially due to the additional salaries and wages associated with new growth initiatives. Second quarter non-interest expenses were marginally lower than in the first quarter of the year. The changes in the Corporation’s qualified and non-qualified retirement plans, which were effective March 31, 2008, reduced non-interest expenses in the second quarter compared to both the first quarter of this year as well as the second quarter a year ago.

Six Months Results

The Corporation reported six month 2008 net income of $6.1 million or $0.71 diluted earnings per share, down from net income of $7.1 million or $0.81 diluted earnings per share for the first six months of 2007. Net income for the first half of 2007, excluding a gain on the sale of real estate related to the first quarter 2007 sale of the Corporation’s Wynnewood Branch, was $6.2 million or $0.71 diluted earnings per share. ROE and ROA for the six months ended June 30, 2008 were 13.25% and 1.24%, respectively, compared to 17.01% (14.92% excluding the real estate gain) and 1.76% (1.54% excluding the real estate gain), respectively, for the same period last year.

The tax equivalent net interest margin was 3.97% for the six months ended June 30, 2008, down from 4.57% from the same period in 2007. The earning asset yields declined 70 basis points to 6.25% in the first six months of 2008 from 6.95% in the same period of 2007. This decline is due to the addition of lowering yielding investment securities (when compared to loans), and the impact of the 3.25% reduction in the Bank’s prime rate since June 30, 2007. At the same time, total funding costs declined 33 basis points from 3.18% for the first six months of 2007 to 2.85% for the same period in 2008. The decrease in the margin to 3.97% in 2008 from 4.75% in 2007 is primarily due to the $162 million or 21.5% increase in average interest earning assets that were primarily funded with higher cost wholesale funds.

The tax equivalent net interest income increased $969 thousand to $18.1 million during the first six months of 2008 from $17.1 million during the first six months of 2007. The increase in tax equivalent net interest income was attributable to the significant increase in average interest earning assets.

Non-interest income in the first half of the year was $10.9 million, down approximately $348 thousand compared to first half of 2007. Non-interest income for the six month period ended June 30, 2008, excluding the $1.3 million 2007 gain on sale of real estate, was up $985 thousand from the first half of last year. Other operating income, BOLI income, the net gain on the sale of loans, and service charges on deposits were up in the first half of 2008. First half 2008 non-interest income also included income from the settlement of an interest rate floor contract and from the sale of investments, which the Corporation did not have in the first half of 2007.

For the six month period ended June 30, 2008, non-interest expense was $18.1 million, up $894 thousand or 5.2% compared to the six month period ended June 30, 2007. The increase in non-interest expense is primarily the result of the increase in salaries and wages associated with the new growth initiatives, partially offset by a reduction in professional fees and lower advertising expense.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2008 and 2007 are shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007	2007*
ROE	13.65%	14.66%	13.25%	17.01%	14.92%
ROA	1.24%	1.49%	1.24%	1.76%	1.54%
Efficiency ratio	61.94%	64.46%	62.85%	61.17%	64.21%
Tax equivalent net interest margin	3.97%	4.49%	3.97%	4.57%	4.57%
Diluted earnings per share	$0.37	$0.36	$0.71	$0.81	$0.71
Dividend per share	$0.13	$0.12	$0.26	$0.24	$0.24

*	Presented for the six months ended June 30, 2007 excluding the gain on sale of real estate.

	June 30 2008	December 31 2007	June 30 2007
Book Value Per Share	$10.97	$10.60	$10.11
Allowance for loan and lease losses as a Percentage of Loans	1.02%	1.01%	1.16%

Reconciliation of Non-GAAP Information for the three months and six months ended June 30, 2008

This document contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). The Corporation’s Management uses these non-GAAP measures in its analysis of the Corporation’s performance. These non-GAAP measures consist of adjusting net income, diluted earnings per share, ROE and the ROA determined in accordance with GAAP to exclude the effects of the real estate gain in the first quarter of 2008 (and year to date). Management believes that the presentation excluding the impact of the real estate gain in the first quarter of 2008 (and year to date) provides useful supplementation information essential to the proper understanding of the operating results of the Corporation’s core business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies.

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

(dollars in thousands, except per share data)

Six Months Ended June 30:	Net Income		Change		Non-interest Income		Change
	2008	2007	Dollars	Percentage	2008	2007	Dollars	Percentage
As reported (GAAP)	$6,063	$7,067	$(1,004)	(14.2)%	$10,862	$11,210	$(348)	(3.1)%
After-tax/ pre-tax effect of gain on sale of real estate	—	(866)	866	11.9%	—	(1,333)	1,333	13.1%

Adjusted (Non-GAAP)	$6,063	$6,201	$(138)	(2.3)%	$10,862	$9,877	$985	10.0%

	Diluted Earnings Per Share		Change		Return on Equity		Return on Assets
	2008	2007	Dollars	Percentage	2008	2007	2008	2007
As reported (GAAP)	$0.71	$0.81	$(0.10)	(13.4)%	13.25%	17.01%	1.24%	1.76%
After-tax/ pre-tax effect of gain on sale of real estate	—	(0.10)	0.10	12.0%	0.00%	(2.09)%	0.00%	(0.22)%

Adjusted (Non-GAAP)	$0.71	$0.71	$(0.00)	(1.4)%	13.25%	14.92%	1.24%	1.54%

							Efficiency Ratio
							2008	2007
As reported (GAAP)							62.85%	61.17%
After-tax/ pre-tax effect of gain on sale of real estate							—	3.04%

Adjusted (Non-GAAP)							62.85%	64.21%

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

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

Three Months Ended June 30, 2008 Compared to the Same Period Ended June 30, 2007

The tax equivalent net interest income for the three months ended June 30, 2008 of $9.4 million was $766 thousand or 8.9% higher than the net interest income for the same period in 2007 of $8.6 million. The analysis below indicates that increased investment and loan volume was the primary driver of the increase in net interest income. The growth in interest income was partially offset by an increase in interest expense, as the funding sources to support the increased investment and loan volume are concentrated in higher rate wholesale deposits and borrowed funds. Average earning assets increased $182.3 million or 23.7% in the second quarter of 2008 compared to the same period in 2007.

Second quarter 2008 average loans and leases grew $118.6 million or 16.4% while investments increased $59.8 million or 32.1% over second quarter 2007 averages. The increase in investments is a result of the Corporation’s goal to increase liquidity and Federal Home Loan Bank (“FHLB”) borrowing capacity, while also taking advantage of the interest rate spread of federal agency mortgage backed securities. The average earning asset yield during the second quarter of 2008 of 6.05% was 92 basis points below the 6.97% during the same period in 2007. The decrease in rates (specifically a decrease in the prime rate of 325 basis points) was the primary factor contributing to the decline. The rate paid on average interest bearing liabilities decreased 69 basis points to 2.58% in 2008 from 3.27% in the second quarter of 2007. The decrease in the rate on interest bearing deposits is due to higher rate wholesale deposits maturing and being replaced with lower cost wholesale certificates. The use of higher rate wholesale certificates of deposit has increased as funding needs have increased. Average wholesale deposits increased $57.8 million or 69.1% in the second quarter of 2008 compared to the same period in 2007, while savings, NOW and money market accounts increased 11.4% during the same time period. Average borrowed funds increased $102.8 million or 215.5% to $150.6 million in the second quarter of 2008 from $47.7 million in the second quarter of 2007. The increase in wholesale deposits and borrowed funds is a direct result of the strong loan and investment portfolio growth.

Six Months Ended June 30, 2008 Compared to the Same Period Ended June 30, 2007

The tax equivalent net interest income for the six months ended June 30, 2008 of $18.1 million was $969 thousand or 5.7% higher than the net interest income for the same period in 2007 of $17.1 million. The analysis below indicates that the increase in investment and loan volume was the primary driver of the increase in net interest income. The growth in interest income of $2.5 million was partially offset by an increase in interest expense of $1.5 million, as the funding sources to support the increased investment and loan volume are concentrated in higher rate wholesale deposits and borrowed funds. Average earning assets increased $162.9 million or 21.5% in the first six months of 2008 compared to the same period in 2007.

Year to date 2008 average loans and leases grew $120.2 million or 17.0% while investments increased $34.8 million or 75.4% over corresponding year to date 2007 averages. The increase in investments is the result of the Corporation’s goal to increase the liquidity and FHLB borrowing capacity, while also taking advantage of the interest rate spread of federal agency mortgage backed securities. The average earning asset yield during the first six months of 2008 of 6.25% was 70 basis points below the 6.95% during the same period in 2007. The decrease in rates (specifically a decrease in the prime rate by 325 basis points) was the primary factor contributing to the decline. The rate paid on average interest bearing liabilities decreased 33 basis points to 2.85% in 2008 from 3.18% in 2007. The decrease in the rate on interest bearing deposits is due to overall decline in rates and the higher rate wholesale deposits maturing and being replaced with lower cost wholesale deposits. The use of higher rate wholesale certificates of deposit and borrowings has increased as funding needs have increased. Average wholesale deposits increased $78.7 million or 36.2% in the first six months of 2008 compared to the same period in 2007, while savings, NOW and money market accounts increased 9.8% during the same time period. Average borrowed funds increased $64.2 million or 145.8% to $108.3 million in 2008 from $44.1 million in 2007. The increase in wholesale deposits and borrowed funds is a direct result of the strong loan and investment portfolio growth.

Rate /Volume Analysis on a tax equivalent basis*

((in thousands) Increase/(Decrease)	Three months Ended June 30, 2008 Compared to 2007			Six months Ended June 30, 2008 Compared to 2007
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$22	$(16)	$6	$91	$(50)	$41
Federal funds sold	30	(26)	4	92	(62)	30
Investment securities available for sale	753	(112)	641	880	(116)	764
Loans and leases	2,075	(1,767)	308	4,275	(2,639)	1,636

Total interest income	2,880	(1,921)	959	5,338	(2,867)	2,471

Interest expense:
Savings, NOW and market rate accounts	$110	$(293)	$(183)	$195	$(319)	$(124)
Time deposits	(43)	(586)	(629)	—	(697)	(697)
Wholesale deposits	779	(320)	459	2,129	(447)	1,682
Borrowed funds	1,385	(839)	546	1,738	(1,097)	641

Total interest expense	2,231	(2,038)	193	4,062	(2,560)	1,502

Interest differential	$649	$117	$766	$1,276	$(307)	$969

*	The tax rate used in the calculation of the tax equivalent income is 35%.

Analyses of Interest Rates and Interest Differential

The tables below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the three months ended June 30,
	2008			2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$2,386	$13	2.19%	$568	$7	4.94%
Federal funds sold	3,200	18	2.26%	1,019	14	5.51%
Investment securities available for sale:
Taxable	97,360	1,120	4.63%	40,393	514	5.10%
Tax-exempt	7,785	94	4.86%	5,001	59	4.73%

Total investment securities	105,145	1,214	4.64%	45,394	573	5.06%

Loans and leases (1) (2)	839,784	13,055	6.25%	721,223	12,747	7.09%

Total interest earning assets	950,515	14,300	6.05%	768,204	13,341	6.97%
Cash and due from banks	19,727			22,299
Allowance for loan and lease losses	(8,451)			(8,537)
Other assets	61,352			47,617

Total assets	$1,023,143			$829,583

Liabilities:
Savings, NOW and market rate accounts	$307,233	$794	1.04%	$275,777	$977	1.42%
Wholesale deposits	141,459	1,591	4.52%	83,664	1,132	5.43%
Time deposits	169,562	1,353	3.21%	173,279	1,982	4.59%

Total interest-bearing deposits	618,254	3,738	2.43%	532,720	4,091	3.08%
Borrowed funds	150,567	1,191	3.18%	47,720	645	5.42%

Total interest-bearing liabilities	768,821	4,929	2.58%	580,440	4,736	3.27%
Noninterest-bearing demand deposits	143,563			148,105
Other liabilities	17,531			16,489

Total noninterest-bearing liabilities	161,094			164,594

Total liabilities	929,915			745,034
Shareholders’ equity	93,228			84,549

Total liabilities and shareholders’ equity	$1,023,143			$829,583

Net interest spread			3.47%			3.70%
Effect of noninterest-bearing sources			0.50%			0.79%

Net interest income/ margin on earning assets		$9,371	3.97%		$8,605	4.49%

Tax equivalent adjustment		$68	0.03%		$91	0.05%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.

	For the six months ended June 30,
	2008			2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$3,947	$55	2.80%	$528	$14	5.35%
Federal funds sold	5,259	78	2.98%	1,804	48	5.37%
Investment securities available for sale:
Taxable	73,305	1,738	4.77%	41,202	1,043	5.10%
Tax-exempt	7,743	186	4.83%	5,003	117	4.72%

Total investment securities	81,048	1,924	4.77%	46,205	1,160	5.06%

Loans and leases (1) (2)	825,184	26,376	6.43%	705,010	24,740	7.08%

Total interest earning assets	915,438	28,433	6.25%	753,547	25,962	6.95%
Cash and due from banks	21,017			23,527
Allowance for loan and lease losses	(8,315)			(8,396)
Other assets	58,121			43,012

Total assets	$986,261			$811,690

Liabilities:
Savings, NOW and market rate accounts	$305,960	1,850	1.22%	$278,559	$1,974	1.43%
Wholesale deposits	136,482	3,236	4.77%	57,763	1,554	5.43%
Time deposits	182,488	3,469	3.82%	182,507	4,166	4.60%

Total interest-bearing deposits	624,930	8,555	2.75%	518,829	7,694	2.99%
Borrowed funds	108,319	1,828	3.39%	44,062	1,187	5.43%

Total interest-bearing liabilities	733,249	10,383	2.85%	562,891	8,881	3.18%
Noninterest-bearing demand deposits	143,048			148,759
Other liabilities	17,937			16,274

Total noninterest-bearing liabilities	160,985			165,033

Total liabilities	894,234			727,924
Shareholders’ equity	92,027			83,766

Total liabilities and shareholders’ equity	$986,261			$811,690

Net interest spread			3.40%			3.77%
Effect of noninterest-bearing sources			.57%			0.80%

Net interest income/ margin on earning assets.		$18,050	3.97%		$17,081	4.57%

Tax equivalent adjustment		$139	0.04%		$191.05%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin decreased 52 basis points to 3.97% in the second quarter of 2008 from 4.49% in the same period last year. The yield on earning assets decreased to 6.05% in the second quarter of 2008 from 6.97% in the second quarter of 2007 as a result of the reduction in the prime rate of 325 basis points. This decrease was partially offset by the growth of higher yielding leases. Simultaneously, the cost of interest bearing liabilities decreased 69 basis points to 2.58% in the second quarter of 2008 from 3.27% in the same period last year as higher rate wholesale deposits that matured were replaced with lower cost wholesale deposits and borrowings and a commensurate decline in deposit pricing. The rates paid on deposits kept the Corporation’s deposits competitive and assisted with successful deposit retention and gathering. Additionally, the volume of wholesale deposits and borrowings to fund asset growth continued to increase but at lower rates. The net interest margin in the second quarter 2008 of 3.97% was the same as the net interest margin in the first quarter of 2008. While the yield on earning assets declined there was a commensurate decline in the interest bearing liability cost. This resulted in the net interest spread increasing 15 basis points to 3.47% in the second quarter of 2008 from 3.32% in the first quarter of 2008 and a stabilization of the net interest margin.

The net interest margin and related components for the past five linked quarters are as follows:

Year	Quarter		Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
2008	2	nd	6.05%	2.58%	3.47%	0.50%	3.97%
2008	1	st	6.46%	3.14%	3.32%	0.65%	3.97%
2007	4	th	6.77%	3.43%	3.34%	0.77%	4.11%
2007	3	rd	6.95%	3.44%	3.51%	0.78%	4.29%
2007	2	nd	6.97%	3.27%	3.70%	0.79%	4.49%

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

Summary of Interest Rate Simulation

	June 30, 2008
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+200 basis points	$(74)	(0.19)%
+100 basis points	$(35)	(0.09)%
-100 basis points	$588	1.51%
-200 basis points	$— *	— *

*	Interest rate simulation data is not provided for a 200 basis point decline, as it is unlikely that rates would decrease 200 basis points due to the current level of rates. The federal funds rate as of June 30, 2008 was 2.00%

The interest rate simulation above indicates that the Corporation’s balance sheet as of June 30, 2008 is slightly liability sensitive meaning that an increase in interest rates should decrease net interest income and a decline in interest rates will cause an increase in net interest income over the next 12 months. The Corporation’s balance sheet has changed from being slightly asset sensitive at June 30, 2007 to its current slightly liability sensitive position. The addition of fixed rate loans and the utilization of short-term wholesale funding contributed to this change.

GAP Report

The table below indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term if interest rates rise. The converse is also true. The ninety day time frame position as of June 30, 2008 is similar to the Corporation’s December 31, 2007 ninety day time frame position. However, the mix of liabilities has shifted. Time deposits, in this time period, decreased due to maturing certificates which were replaced with borrowed funds. Additionally, the non-interest bearing demand balances decreased due to the short term influx of customer deposits at the end of 2007.

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of June 30, 2008:

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$621	$—	$—	$—	$—	$621
Federal funds sold	—	—	—	—	—	—
Investment securities	4,229	7,917	59,901	39,823	—	111,870
Loans and leases(1)	331,054	69,333	365,825	89,447	—	855,659
Allowance	—	—	—	—	(8,672)	(8,672)
Cash and due from banks	—	—	—	—	25,901	25,901
Other assets	—	—	144	500	63,229	63,873

Total assets	$335,904	$77,250	$425,870	$129,770	$80,458	$1,049,252

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$27,164	$17,992	$95,958	$—	$—	$141,114
Savings, NOW and market rate	50,941	43,562	161,821	45,656	—	301,980
Time deposits	76,177	83,309	7,101	92	—	166,679
Wholesale deposits	22,367	107,358	14,324	—	—	144,049
Borrowed funds	89,590	4,842	84,996	2,865	—	182,293
Other liabilities	—	—	—	—	19,102	19,102
Shareholders’ equity	3,358	10,075	53,734	26,868		94,035

Total liabilities and shareholders’ equity	$269,597	$267,138	$417,934	$75,481	$19,102	$1,049,252

Interest earning assets	$335,904	$77,250	$425,726	$129,270	$—	$968,150
Interest bearing liabilities	239,075	239,071	268,242	48,613	—	795,001

Difference between interest earning assets and interest bearing liabilities	$96,829	$(161,821)	$157,484	$80,657	$—	$173,149

Cumulative difference between interest earning assets and interest bearing liabilities	$96,829	$(64,992)	$92,492	$173,149	$173,149	$173,149

Cumulative earning assets as a % of cumulative interest bearing liabilities	141%	86%	112%	122%	122%	122%

(1)	Loans include portfolio loans and leases and loans held for sale.

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

Asset Quality and Analysis of Credit Risk

Asset quality remains strong at June 30, 2008 as nonperforming loans and leases of $1.7 million as a percentage of total loans and leases were 20 basis points. This compares to non-performing loans and leases of $2.0 million or 25 basis points at December 31, 2007 and non-performing loans and leases of $0.7 million or 9 basis points at June 30, 2007. The allowance for loan and lease losses as a percentage of total loans and leases was 1.02% at June 30, 2008 compared with 1.01% at December 31, 2007 and 1.16% at June 30, 2007. The provision for loan and lease losses in the second quarter of 2008 was $781 thousand, compared to $240 thousand in the same period last year. The $541 thousand increase in the provision for loan and lease losses in the second quarter of 2008 of $781 thousand from $240 thousand in the same period last year was primarily the result of net charge-offs in the second quarter of 2008 of $467 thousand, primarily leasing related.

For the six months ending June 30, 2008 the provision for loan and lease losses of $1.6 million increased $1.1 million from $490 thousand in the same period in 2007. The increase year to date is primarily due to the increase in the net charge-offs on the lease portfolio. For the six months ending June 30, 2008 net lease charge-offs totaled $1.1 million. During the same period in 2007 net lease charge-offs were $10 thousand.

At June 30, 2008 the leasing portfolio was $54.1 million, an increase of $28.9 million from June 30, 2007 and now represents 6.3% of total portfolio loans and leases. Leases are originated through a network of national brokers approved by the Corporation’s leasing underwriters. Four of the Corporation’s 50 brokers represent greater than 5% of total originations with the largest less than 7%. This network has created a portfolio that has resulted in diversity in equipment, industry and geography. Healthcare-related equipment represent the largest concentration of the portfolio at 18%. Customer concentration by state mirrors population concentrations with California representing 14%, New York State 8% and Texas, New Jersey, Pennsylvania and Florida each representing approximately 7%. The diversity of the lease portfolio by source, state and industry subjects the leasing portfolio to the general economic factors currently adversely impacting certain parts of the country.

Management made several lease underwriting adjustments during the third quarter of 2007 to mitigate potential losses, including the exiting of certain broker relationships and concentrating new originations in the best credit categories. It is anticipated that these adjustments may improve the overall lease portfolio performance over the next several quarters.

The non-lease loan portfolio, comprised of commercial loans, commercial mortgages, construction loans and consumer loans and lines to customers in the Company’s immediate service area, has not been significantly affected by the national economic trends experienced in other areas of the country. Real estate values have remained relatively stable compared to other parts of the country, and there has not been a significant increase in the Corporation’s non-lease loan portfolio delinquency rates. Additional factors considered by management during the second quarter of 2008 were national delinquency trends in sub-prime mortgages. The Corporation has no exposure to sub-prime mortgage loans in its loan and lease portfolio.

Management has determined that the components of the allowance for loan and lease losses are adequate based on current conditions.

Non Performing Assets and Related Ratios

(dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Residential mortgages	$1,011	$574	$569
Commercial mortgages	—	—	—
Commercial loans	50	—	—
Leases	636	173	—

Non-accrual loans	$1,697	$747	$570
Leases	—	—	84
Consumer loans	8	1,263	41

Loans and leases 90 days or more past due	8	1,263	125

Total non performing loans and leases	1,705	2,010	695
Other non performing assets	155	—	—
Other real estate owned (“OREO”)	—	—	—

Total non performing assets	$1,860	$2,010	$695

Allowance for loan and lease losses to non performing assets	509%	404.1%	1,238.1%
Allowance for loan and lease losses to non performing loans and leases	509%	404.1%	1,238.1%
Non performing loans and leases to total portfolio loans	0.20%	0.25%	0.09%
Allowance for loan losses to portfolio loans	1.02%	1.01%	1.16%
Non performing assets to assets	0.18%	0.20%	0.08%
Period end portfolio loans	$853,355	$802,925	$739,660
Average portfolio loans (quarterly average)	$836,180	$787,059	$716,734
Allowance for loan and lease losses	$8,672	$8,124	$8,605

Summary of Changes in the Allowance For Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2007
(dollars in thousands)	2008	2007	2008	2007
Balance, beginning of period	$8,358	$8,366	$8,124	$8,122	$8,122
Charge-offs:
Consumer	(21)	(4)	(38)	(14)	(396)
Commercial and industrial	—	—	—	—	(41)
Real estate	—	—	—	—	—
Leases	(527)	(10)	(1,172)	(10)	(599)

Total charge-offs	(548)	(14)	(1,209)	(24)	(1,036)
Recoveries:
Consumer	2	13	6	17	22
Commercial and industrial	—	—	—	—	46
Real estate	24	—	24	—	15
Leases	55	—	92	—	64

Total recoveries	81	13	122	17	147

Net (charge-offs) / recoveries	(467)	(1)	(1,087)	(7)	(889)
Provision for loan and lease losses	781	240	1,635	490	891

Balance, end of period	$8,672	$8,605	$8,672	$8,605	$8,124

NON-INTEREST INCOME

Three months ended June 30, 2008 Compared to the Same Period Ended June 30, 2007

Non-interest income for the second quarter of 2008 was $5.2 million, an increase of $168 thousand or 3.3% over the $5.1 million in the second quarter of 2007. This increase is primarily due to increases in fees on early lease terminations of $39 thousand, an increase in the net gain on the sale of loans of $103 thousand and an increase in service charges on deposits of $73 thousand. Wealth Management revenue of $3.3 million in the second quarter was $132 thousand or 3.8% lower than the same period in 2007. This includes fees from trust administration, investment management, custody and estates. The loss of fees from a significant institutional client in the fourth quarter of 2007, combined with the reduction in fees from estate settlements, and the decline of wealth assets under management of $86.4 million, from December 31, 2007 to June 30, 2008, were partially offset by the impact of the fourth quarter 2007 minimum fee increase and new account generation in the second quarter of 2008. The decline in wealth assets under management and administration is attributed to the lower stock market values in the second quarter of 2008. Additionally, brokerage fees increased $30 thousand in the second quarter of 2008 compared to the same period in 2007, due in part to the increase in brokerage assets to $88.9 million at June 30, 2008 from $85.3 million at December 31, 2007. Non-interest income from residential mortgage operations, fees from loan servicing and late fees and income on Bank owned life insurance in the second quarter of 2008 were all higher than second quarter 2007 amounts.

On July 1, 2008 the Corporation requested its BOLI insurance carrier to re-allocate the underlying BOLI investment (separate account BOLI) from an actively managed mortgaged-backed securities fund into a money market fund. Until, at such time, the Corporation, in coordination with its insurance carrier, re-allocates out of the money market fund into a higher yielding investment, it is estimated that BOLI income will be reduced to zero.

Six months ended June 30, 2008 Compared to the Same Period Ended June 30, 2007

Non-interest income for the six months ended June 30, 2008 was $10.9 million, an increase of $985 thousand or 10.0% over the $9.9 million for the six month ended June 30, 2008 after the exclusion of the $1.3 million (pre-tax) real estate gain. Factors contributing to this increase in non-interest income include revenue from a May 2007 BOLI investment, first quarter 2008 investment security gains and the settlement of an interest rate floor contract in the first quarter of 2008. Wealth Management revenue for the six months ended June 30, 2008 of $6.6 million was $107 thousand or 1.6% below the same period in 2007. Wealth Management revenues, excluding brokerage fees, for the first six months of 2008 were $166 thousand or 2.5% below the same period in 2007. This includes fees from trust administration, investment management, custody and estates. The loss of fees from a significant institutional client in the fourth quarter of 2007, combined with the reduction in fees from estate settlements, and the decline of wealth assets under management of $107.1 million, from June 30, 2007 to June 30, 2008, were partially offset by the impact of the fourth quarter 2007 minimum fee increase and new account generation in the first quarter of 2008. The decline in wealth assets under management and administration is attributed to the lower stock market values for the first six months of 2008. Additionally, brokerage fees increased $59 thousand in the first six months of 2008 compared to the same period in 2007. Non-interest income from residential mortgage operations, fees from loan servicing and late fees and service charges on deposit accounts in the first six months of 2008 were all higher than the same period in 2007 amounts.

NON-INTEREST EXPENSE

Three months ended June 30, 2008 Compared to the Same Period Ended June 30, 2007

Non-interest expense for the second quarter of 2008 was $9.0 million, an increase of $250 thousand or 2.9% over $8.8 million in the second quarter of 2007. The primary reason for this increase is the additional staffing and benefit costs relating to the Corporation’s 2006/2007 initiatives. Also contributing to the increase is higher FDIC insurance costs, as a one time credit issued to banks in existence prior to 1997 was exhausted during the first quarter of 2008. FDIC expense for the second quarter of 2008 was $123 thousand an increase of $101 thousand from the same period in 2007. Amortization of mortgage servicing rights for the second quarter includes a recovery of $30 thousand of impairment that was expensed in the first quarter of 2008, relating to higher rate serviced mortgages. The freeze of the Corporation’s qualified defined benefit pension plan which was announced earlier this year was effective March 31, 2008 and resulted in reduced pension costs in the second quarter of 2008.

Six months ended June 30, 2008 Compared to the Same Period Ended June 30, 2007

Non-interest expense for the six months ended June 30, 2008 was $18.1 million, an increase of $894 thousand or 5.2% compared to $17.2 million for the same period in 2007. The primary reason for this increase is the additional staffing and benefit costs relating to the Corporation’s 2006/2007 initiatives. This increase is being partially offset by a reduction in professional fees and lower advertising expense. Also contributing to the increase was higher FDIC insurance costs of $213 thousand, an increase of $173 thousand from the same period in 2007, as a one time credit issued to banks in existence prior to 1997 was exhausted during the first quarter of 2008.

INCOME TAXES

Income taxes for the three months ended June 30, 2008 were $1.6 million compared to $1.5 million for the same period in 2007. This represents an effective tax rate for the three months ended June 30, 2008 of 33.4% and an effective tax rate of 32.6% for the same period in 2007. Income taxes for the six months ended June 30, 2008 were $3.0 million compared to $3.4 million for the same period in 2007. This represents an effective tax rate for the six months ended June 30, 2008 of 33.0% compared to an effective tax rate of 32.2% for the same period in 2007. The increase in the effective tax rate is due to a reduction in the percentage of tax-free income relative to pre-tax income and additional state income taxes relating to the leasing company.

BALANCE SHEET ANALYSIS

Total assets increased $47.2 million or 4.7% from $1,002.1 million as of December 31, 2007 to $1,049.3 million as of June 30, 2008. This increase is related to an increase in portfolio loans and leases of $50.4 million from December 31, 2007 to June 30, 2008. Additionally, an increase in investment securities of $63.5 million to $111.9 million as of June 30, 2008 from $48.4 million as of December 31, 2007 related to the Corporation’s liquidity strategy. Partially offsetting the increase in portfolio loans and leases and investments is a decrease in cash and cash equivalents of $51.1 million or 66.3% from $77.0 million at December 31, 2007 to $25.9 million at June 30, 2008. The decrease in cash and cash equivalents is due to short-term inflows of certain deposit accounts at year end 2007. Average portfolio loans and leases for the second quarter of 2008 increased $29.8 million or 3.7% to $836.2 million compared to $806.4 million in the first quarter of 2008.

The table below compares portfolio loans and leases outstanding at June 30, 2008 and December 31, 2007. The increases in home equity lines and loans of $15.1 million, commercial and industrial loans of $15.0 million and in commercial mortgage loans of $17.1 million are the primary drivers for the increase in total loans and leases of $50.4 million. The Corporation continues to focus its business development efforts on building banking relationships with privately held businesses, non-profits, high quality residential builders and owners of commercial real estate.

Total portfolio loans outstanding are detailed by category as follows:

	June 30, 2008	December 31, 2007	Change
(dollars in millions)			Dollars	Percentage
Real estate loans:
Commercial mortgage loans	$241,597	$224,510	$17,087	7.6%
Home equity lines and loans	138,445	123,293	15,152	12.3%
Residential mortgage loans	114,924	121,313	(6,389)	-5.3%
Construction loans	66,861	66,901	(40)	-0.1%
Commercial and industrial loans	228,810	213,834	14,976	7.0%
Consumer loans	8,574	7,990	584	7.3%
Leases	54,144	45,084	9,060	20.1%

Total portfolio loans and leases	$853,355	$802,925	$50,430	4.5%

Quarterly average portfolio loans and leases	$836,180	$787,059	$49,121	6.2%

Total liabilities increased $43.5 million from $911.7 million at December 31, 2007 to $955.2 million at June 30, 2008. This change is driven by an increase in borrowed funds of $137.3 million over the past six months, partially offset by a decline in deposits of $95.7 million. The decrease in deposits is mainly due to maturing of non-wholesale time deposits which were replaced with more favorably priced borrowings. Wholesale deposits increased $14.2 million from $129.8 million at December 31, 2007 to $144.0 million at June 30, 2008. Borrowed funds increased $137.3 million from $45 million at December 31, 2007 to $182.3 million at June 30, 2008. Wholesale deposits and borrowings are being utilized to offset the decline in time deposit products which is a result of the competitive environment for gathering and retaining deposits. Time deposits decreased $36.9 million to $166.7 million at June 30, 2008 from $203.5 million at December 31, 2007. NOW, money market and savings accounts all increased from December 31, 2007 to June 30, 2008. The decrease in non-interest bearing demand accounts for the six month time period ending June 30, 2007, is due to a short term influx of customer deposits at the end of 2007. The average non-interest bearing demand accounts for the six months ended June 30, 2008 was $143.6 million.

Average deposits for the second quarter of 2008 increased $4.2 million or 0.6% to $761.8 million compared to $757.6 million in the fourth quarter of 2007.

Deposits and borrowings at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007	Change
(dollars in millions)			Dollars	Percentage
Non-interest bearing demand	$141,114	$228,269	$(87,155)	-38.2%
Savings, NOW and market rate accounts	301,980	287,977	14,003	4.9%
Non-wholesale time deposits	166,679	203,462	(36,783)	-18.1%
Time deposits from brokers and CDARS*	84,049	69,820	14,229	20.4%
Time deposits from public fund sources	60,000	60,000	—	%

Total deposits	753,822	849,528	(95,706)	-11.3%
Fed funds purchased	33,000	—	33,000	33,000%
FHLB advances	149,293	45,000	104,293	231.8%

Borrowed funds	182,293	45,000	137,293	305.1%
Total deposits and borrowings	$936,115	$894,528	$41,587	4.6%

Quarterly average deposits	$761,817	$757,583	$4,234	0.6%
Quarterly average borrowings	150,567	44,592	105,975	237.7%

Quarterly average deposits and borrowings	$912,384	$802,175	$110,209	13.7%

*	CDARS -A nationwide network of domestic financial institutions operated by Promontory Interfinancial Network, LLC trading as “CDARS”. The Corporation uses CDARS as a wholesale funding and liquidity management tool.

Residential Mortgage Segment Activity

(dollars in thousands)	2nd Qtr 2008		1st Qtr 2008		4th Qtr 2007		3rd Qtr 2007		2nd Qtr 2007
Residential loans held in portfolio **	$114,924		$118,117		$121,313		$113,705		$105,441
Mortgage originations	31,594		28,780		34,565		37,285		27,490
Mortgage loans sold:
Servicing retained	12,642		14,294		8,583		7,588		3,298
Servicing released	10,149		11,058		12,852		17,249		19,521

Total mortgage loans sold	$22,791		$25,352		$21,435		$24,837		$22,819

Servicing retained %	55.5%		56.4%		40.0%		30.6%		14.5%
Servicing released %	44.5%		43.6%		60.0%		69.4%		85.5%
Loans serviced for others **	$358,802		$357,734		$357,363		$364,684		$367,087
Mortgage servicing rights **	2,890		2,835		2,820		2,812		2,812
Gain on sale of loans	363		332		353		358		259
Loan servicing and late fees	305		310		282		276		277
Amortization of MSRs	89		125		91		88		77
Basis point yield on loans sold	159	bp	131	bp	165	bp	144	bp	114	bp

**	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $94.0 million or 8.96% of total assets, as of June 30, 2008, compared to $90.4 million or 9.02% of total assets, as of December 31, 2007. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2008 and December 31, 2007:

	Ratio	Minimum Ratio to be Well Capitalized
June 30, 2008:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	10.94%	10.00%
Bank	10.32%	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	10.05%	6.00%
Bank	9.43%	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	9.70%	5.00%
Bank	9.09%	5.00%
December 31, 2007:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	11.31%	10.00%
Bank	10.72%	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	10.40%	6.00%
Bank	9.81%	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	10.42%	5.00%
Bank	9.83%	5.00%

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

The Corporation and Bank, while classified as “well capitalized”, have seen capital ratios, specifically the Tier II capital ratios, decline over the last 30 months directly attributed to strong loan and investment growth during the same time period. As of June 30, 2008 the Tier II capital ratios for the Corporation and Bank were 10.94% and 10.32% respectively, compared to the 10% regulatory standard to be considered “well capitalized”. The addition of intangible assets related to the third quarter acquisition of Lau Associates will put additional downward pressure on the Tier II capital ratios. Accordingly, the Corporation is evaluating its options, including the reduction of new loan and lease production, loan sales, loan participations and/or the issuance of subordinated debt which should qualify as Tier II capital. In addition, the Corporation temporarily discontinued its stock buy back program on May 20, 2008. See Note 12 – “Subsequent Events – Subordinated Debt” on page 17 in the Notes to the accompanying unauditied financial statements for additional information.

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, and purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB, purchasing wholesale certificates of deposit and selling securities as its secondary sources. Unused availability with the FHLB was approximately $117.8 million as of June 30, 2008 compared to $263.0 million as of December 31, 2007. Overnight Fed Funds lines consist of lines from eight banks totaling $70.0 million. Quarterly, Asset Liability Committee (“ALCO”) reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors. As of June 30, 2008, the Bank had $149.3 million in FHLB advances. The FHLB adjusted the calculation of the maximum borrowing capacity (“MBC”) for all member banks effective May 6, 2008. The Corporation’s MBC is $370.1 million as of June 30, 2008.

Wholesale funding, which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds, of $326.3 million at June 30, 2008 increased $151.5 million or 86.7% from year end 2007 balances of $174.8 million, primarily due to the increase in the investment and loan and lease portfolios discussed earlier. Wholesale funding as a percentage of total funding was 34.9% at June 30, 2008 compared to 19.5% at December 31, 2007.

The Corporation’s investment portfolio increased to $111.9 million at June 30, 2008 from $48.4 million at December 31, 2007. This increase will serve to improve liquidity and provide the Corporation the opportunity to utilize the securities to borrow additional funds through the FHLB or through repurchase agreements.

As discussed above, the Corporation’s reliance on wholesale funding has increased significantly over the last thirty months due mainly to the increase in the loan and lease and investments portfolios. The Corporation is evaluating alternative funding sources and different options for increasing core deposits. In the absence of adequate new funding sources, the Corporation may reduce asset growth on a go-forward basis, consider selling certain loans and/or participate portions of current and future loan transactions.

On February 27, 2008 the Corporation signed an Agreement with Promotory Interfinancial Network, LLC to provide up to $20 million of insured network deposits (“IND”) priced at the Federal Funds rate plus 20 basis points. Approximately $3.5 million in balances at June 30, 2008 under this program were included in the money market accounts.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2008 were $315.8 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2008 amounted to $18.0 million.

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

Contractual Cash Obligations of the Corporation as of June 30, 2008:

(In thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$443,094	$443,094	—	—	—
Wholesale and time deposits	310,728	289,211	15,981	5,444	92
Operating leases	19,640	900	1,809	1,790	15,141
Purchase obligations	3,329	1,876	1,313	140	—
Non-discretionary pension contributions	—	—	—	—	—

Total	$776,741	$735,081	$19,103	$7,374	$15,233

Section 404 of Sarbanes Oxley Act of 2002

The Corporation and its Management completed compliance procedures relating to Section 404 of the Sarbanes Oxley Act of 2002 (“SOX 404”) for the fiscal year ended December 31, 2007 as documented in the Corporation’s Form 10-K. Management continues to devote considerable effort in 2008 to assure continued compliance with all aspects of SOX 404.

The PCAOB and SEC have issued management standards pertaining to management’s evaluation of controls over financial reporting, along with a new auditing standard. The Corporation will continue to evaluate the new standards to determine the impact. It is anticipated that the changes may provide some opportunities to improve efficiencies and reduce compliance costs.

Other Information

•	Branch Office Expansion

In January of 2007, the Corporation’s Wynnewood branch was closed and customer accounts were transferred to the new Ardmore branch office. As discussed earlier, the Wynnewood branch real estate was sold during the first quarter of 2007. The Corporation anticipates the construction of the West Chester, PA branch site will be completed by November 2008 with the opening targeted for December 2008. Major renovations to the Wayne, PA branch were completed in June 2008. The Corporation anticipates measured expansion of its branch footprint over the next few years.

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

In February 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005 (FDIRA-2005”). This legislation will merge the Bank Insurance Fund and the Savings Association Insurance Fund into one fund, increase insurance coverage for retirement accounts to $250,000, adjust the maximum deposit insurance for inflation after March 31, 2010 and give the FDIC greater flexibility in setting insurance assessments. As part of the FDIRA-2005, the Corporation’s primary operating subsidiary, the Bank, was granted a one-time credit of $409 thousand for utilization against future FDIC assessments. The FDIC announced that 2007 and 2008 assessments will range from 5 to 7 basis points for well capitalized institutions with composite regulatory examination ratings of one or two. The Corporation’s $409 thousand credit offset all of the 2007 premium assessment and a portion of the first quarter 2008 assessment. The actual assessment for the second quarter of 2008 was $123 thousand or the equivalent of 5 basis points annually.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

The following risk factors relating to the Corporation’s ability to obtain sufficient funding to support earning asset growth and capital constraints should be considered in addition to the risk factors disclosed in the Corporation’s 2007 Annual Report on Form 10-K.

•	Sufficient Funding to Support Earning Asset Growth

Over the past 30 months, the Corporation’s earning assets have grown from $730 million at December 31, 2006 to $966 million at June 30, 2008. This growth has been funded with various forms of wholesale funding which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds. Wholesale funding at June 30, 2008 represents approximately 35.0% of total funding compared with approximately 5.0% at June 30, 2006. Wholesale funding generally costs more than deposits generated from the Corporation’s traditional branch system and is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

The Corporation recognizes the need to grow both wholesale and non-wholesale funding sources to support earning asset growth and to provide appropriate liquidity. In the absence of additional funding sources, the Corporation might need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans or leases. This in turn might reduce future net income of the Corporation.

•	Capital Restraints

The Corporation and Bank, while considered “well capitalized” for regulatory capital purposes, have seen capital ratios, specifically the Tier II capital ratios, decline over the last 30 months directly attributed to strong loan and investment growth during the same time period. As of June 30, 2008 the Tier II capital ratios for the Corporation and Bank were 10.94% and 10.32% respectively, compared to the 10% regulatory standard to be considered “well capitalized”. At December 31, 2006 these same ratios were 12.42% and 11.56%, respectively. The addition of intangible assets related to the third quarter 2008 acquisition of Lau Associates will put additional downward pressure on the Tier II capital ratios. Accordingly, the Corporation is evaluating its options, including the reduction of new loan and lease production, loan sales, loan participations, the issuance of subordinated debt which should qualify as Tier II capital, and/or the discontinuance of its stock buy back program. The reduction of earning asset growth might reduce future net income growth. Additionally, issuance of additional capital instruments may result in additional interest payments and/or dividends and may also dilute current shareholder’s investment in the Corporation.

ITEM 2.

The following tables present the shares repurchased by the Corporation during the second quarter of 2008 (1) (2) :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2008 – April 30, 2008	6,442	$21.25	2,060	199,365
May 1, 2008 – May 31, 2008	3,202	$20.43	2,546	146,920
June 1, 2008 – June 30, 2008	2,747	$19.86	1,115	195,705

Total	12,391	$20.72	5,721	195,705

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million and terminated the 2003 Program. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	In April, May and June 2008, 4,382, 656 and 1,632 shares, respectfully, were purchased by the Corporation’s Thrift Plan and Deferred Compensation plans through open market transactions by the Corporation’s Wealth Management Division investment personnel.

On April 30, 2008 the Corporation paid its non-management directors their annual retainer of $12,500 in the form of the Corporation’s common stock. Each of the 8 non-management directors received 637 shares for a total of 5,069 shares. The price per share was $19.60, the market value on April 28, 2008. The foregoing transaction was made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a “public offering”.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

The Corporation held its Annual Meeting of Shareholders on April 23, 2008 for the purpose of considering and acting upon a proposal to elect two Class II directors to serve a four year term

The shareholders elected B. Loyall Taylor, Jr. and Andrea F. Gilbert as Class II directors to serve a four year term to expire in 2012 by the following vote:

Director	For	Against/ Withheld
B. Loyall Taylor, Jr.	7,459,625	263,139
Andrea F. Gilbert	7,416,478	306,285

The following directors continued in office after the Annual Meeting: Thomas L. Bennett, Wendell F. Holland, Scott M. Jenkins, David E. Lees, Francis J. Leto, Britton H. Murdoch and Frederick C. Peters II.

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on Pages 41 and 42 of this report are incorporated by reference or filed or furnished herewith in response to this item.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: August 6, 2008	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: August 6, 2008	By:	/S/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, filed herewith. (The schedules to the Membership Interest Purchase Agreement are listed at the beginning of the agreement but have been omitted from the Exhibit to Form 10-Q. The Registrant agrees to supplementally furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A/12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, a copy of which is not filed herewith in reliance on the provisions of 17 C.F.R. Section 229.601(b)(4)(iii). The registrant agrees to furnish a copy of such agreement to the Commission upon request.

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008.

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4*	Deferred Bonus Plan for Executives of the Bryn Mawr Bank Corporation, dated January 1, 1999, incorporated by reference to Exhibit 10.U of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.5*	Deferred Payment Plan for Directors of the Bryn Mawr Bank Corporation, as amended and restated June 21, 2002, effective January 1, 2000, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-Q filed with the SEC on May 9, 2008.

10.6*	Deferred Payment Plan for Directors of the Bryn Mawr Trust Company, as amended and restated June 21, 2002, effective January 1, 2000, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q filed with the SEC on May 9, 2008.

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

Exhibit No.	Description and References

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007
10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated February 5, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporations’ 10-K filed with SEC on March 13, 2008.

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)., filed herewith

31.2	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.
***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.