Form 10-Q
period 2008-09-30
BRYN MAWR BANK CORP
filed 2008-11-10
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2008

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

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at November 3 , 2008
Common Stock, par value $1	8,583,377

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three months Ended September 30		Nine months ended September 30
(dollars in thousands, except per share data)	2008	2007	2008	2007
Interest income:
Loans	$11,971	$12,582	$35,502	$36,233
Leases	1,474	917	4,234	1,850
Federal funds sold	57	65	135	112
Interest bearing deposits with banks	28	42	83	56
Investment securities	1,273	541	3,142	1,667

Total interest income	14,803	14,147	43,096	39,918
Interest expense:
Savings, NOW, and market rate accounts	860	1,041	2,710	3,015
Time deposits	1,598	2,282	5,066	6,449
Wholesale deposits	1,304	1,630	4,540	3,183
Borrowed funds	1,345	495	3,173	1,682

Total interest expense	5,107	5,448	15,489	14,329

Net interest income	9,696	8,699	27,607	25,589
Provision for loan and lease losses	1,063	—	2,698	490

Net interest income after provision for loan and lease losses	8,633	8,699	24,909	25,099

Non-interest income:
Fees for wealth management services	3,544	3,310	10,147	10,020
Service charges on deposit accounts	409	363	1,230	1,079
Loan servicing and other fees	298	276	913	833
Net gain on sale of loans	287	358	982	897
Net gain on sale of OREO	—	—	—	110
Net gain on sale of real estate	—	—	—	1,333
BOLI income	—	175	260	259
Net gain on sale of investments	—	—	222	—
Interest rate floor income	—	46	268	—
Other operating income	807	643	2,185	1,850

Total non-interest income	5,345	5,171	16,207	16,381

Non-interest expenses:
Salaries and wages	5,278	4,536	14,289	12,565
Employee benefits	981	1,056	3,260	3,334
Occupancy and bank premises	778	739	2,243	2,137
Furniture, fixtures, and equipment	578	522	1,692	1,542
Advertising	265	237	759	908
Amortization of mortgage servicing rights	102	88	316	257
FDIC insurance	120	19	334	60
Intangible asset expense	64	—	64	—
Professional fees	426	342	1,109	1,213
Other operating expenses	1,556	1,241	4,164	3,952

Total non-interest expenses	10,148	8,780	28,230	25,968

Income before income taxes	3,830	5,090	12,886	15,512
Income taxes	1,575	1,635	4,568	4,990

Net income	2,255	$3,455	$8,318	$10,522

Basic earnings per share	$0.26	$0.41	$0.97	$1.23
Diluted earnings per share	$0.26	$0.40	$0.97	$1.22
Dividends declared per share	$0.14	$0.13	$0.40	$0.37
Weighted-average basic shares outstanding	8,575,904	8,520,843	8,560,566	8,545,828
Dilutive potential common shares	35,428	76,385	31,892	103,315

Weighted-average dilutive shares	8,611,332	8,597,228	8,592,458	8,649,143

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

(dollars in thousands, except per share data)	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$52,124	$76,965
Interest bearing deposits with banks	11,413	1,209
Federal funds sold	6,000	17,000

Total cash and cash equivalents	69,537	95,174
Investment securities available for sale, at fair value (amortized cost of $120,347 and $48,236 as of September 30, 2008 and December 31, 2007, respectively)	117,220	48,402
Loans held for sale	1,987	5,125
Portfolio loans and leases	878,194	802,925
Less: Allowance for loan and lease losses	(9,014)	(8,124)

Net portfolio loans and leases	869,180	794,801

Premises and equipment, net	20,305	16,952
Accrued interest receivable	4,286	4,316
Deferred income taxes	4,585	2,891
Mortgage servicing rights	2,853	2,820
Bank owned life insurance receivable	15,585	15,424
Intangible assets	5,806	—
Other assets	21,020	16,191

Total assets	$1,132,364	$1,002,096

Liabilities
Deposits:
Noninterest-bearing demand	$152,304	$228,269
Savings, NOW and market rate accounts	340,352	287,977
Wholesale deposits	154,771	129,820
Time deposits	208,890	203,462

Total deposits	856,317	849,528

Borrowed funds	147,414	45,000
Subordinated debt	15,000	—
Accrued interest payable	4,704	6,294
Other liabilities	14,807	10,923

Total liabilities	1,038,242	911,745

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares as of September 30, 2008 and December 31, 2007 respectively; issued 11,503,382 and 11,434,332 shares as of September 30, 2008 and December 31, 2007 respectively and outstanding of 8,583,377 and 8,526,084 shares as of September 30, 2008 and December 31, 2007, respectively	11,503	11,434
Paid-in capital in excess of par value	12,803	11,698
Accumulated other comprehensive income, net of taxes	(6,315)	(4,304)
Retained earnings	106,039	101,146

	124,030	119,974

Less: Common stock in treasury at cost — 2,920,005, and 2,908,248 shares as of September 30, 2008 and December 31, 2007 respectively	(29,908)	(29,623)

Total shareholders’ equity	94,122	90,351

Total liabilities and shareholders’ equity	$1,132,364	$1,002,096

Book value per share	$10.97	$10.60

Tangible book value per share	$10.29	$10.60

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

	Nine months ended September 30
(dollars in thousands)	2008	2007
Operating activities:
Net income	$8,318	$10,522
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,698	490
Provision for depreciation and amortization	1,396	1,188
Loans originated for resale	(57,223)	(69,363)
Proceeds from loans sold	61,343	68,228
Net gain on sale of loans	(982)	(897)
Net gain on sale of real estate	—	(1,333)
Provision for deferred income taxes (benefit)	(611)	(373)
Change in income tax payable/receivable	246	1,014
Change in accrued interest receivable	30	(99)
Change in accrued interest payable	(1,590)	226
Change in mortgage servicing rights, net	(33)	71
Amortization of intangible assets	64	—
Other, net	(3,012)	(1,130)

Net cash provided by operating activities	10,644	8,544

Investing activities:
Purchases of investment securities	(110,865)	(2,511)
Proceeds from sale of investment securities available for sale	21,004	—
Proceeds from maturity of investment securities and mortgage-backed securities pay downs	8,642	7,233
Proceeds from calls of investment securities	9,000	—
Proceeds from sale of real estate	—	1,850
Purchase of BOLI	—	(15,000)
Purchase of Lau Associates	(4,165)	—
Net portfolio loan and lease originations	(77,077)	(94,253)
Net change in premises and equipment	(4,484)	(1,660)
Sale of other real estate owned (“OREO”)	—	110

Net cash used by investing activities	(157,945)	(104,231)

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	(23,590)	(81,207)
Change in time deposits	5,428	23,753
Change in wholesale deposits	24,951	64,589
Dividends paid	(3,425)	(3,162)
Increase in borrowed funds	102,414	53,500
Increase in subordinated debt	15,000	—
Purchase of treasury stock	(285)	(2,419)
Tax benefit from exercise of stock options	173	168
Proceeds from exercise of stock options	998	792

Net cash provided by financing activities	121,664	56,014

Change in cash and cash equivalents	(25,637)	(39,673)
Cash and cash equivalents at beginning of period	95,174	62,005

Cash and cash equivalents at end of period	$69,537	$22,332

Supplemental cash flow information:
Cash paid during the year for:
Income taxes paid	$4,732	$4,188
Interest paid	$17,079	$14,103
Supplemental non-cash investing and financing activities:
Change in other comprehensive income	3,094	(727)
Change in deferred taxes due to change in comprehensive income	(1,083)	255

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended September 30
(dollars in thousands)	2008	2007
Net income	$2,255	$3,455
Other comprehensive income:
Unrealized investment (losses) gains net of tax benefit (expense) of $602 and $(163), respectively	(1,119)	304
Change in unfunded pension liability, net of tax (expense) of ($1) and ($150), respectively	2	281

Total comprehensive income	$1,138	$4,040

	Nine months ended September 30
(dollars in thousands)	2008	2007
Net income	$8,318	$10,522
Other comprehensive income:
Unrealized investment (losses) gains net of tax benefit (expense) of $1,154 and $(98), respectively	(2,140)	181
Change in unfunded pension liability, net of tax (expense) of ($71) and ($157), respectively	129	291

Total comprehensive income	$6,307	$10,994

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 and 2007

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

The results of operations for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except per share data)	2008	2007	2008	2007
Numerator:
Net income available to common shareholders	$2,255	$3,455	$8,318	$10,522

Denominator for basic earnings per share – weighted average shares outstanding	8,575,904	8,520,843	8,560,566	8,545,828
Effect of dilutive potential common shares	35,428	76,385	31,892	103,315

Denominator for diluted earnings per share—adjusted weighted average shares outstanding	8,611,332	8,597,228	8,592,458	8,649,143

Basic earnings per share	$0.26	$0.41	$0.97	$1.23
Diluted earnings per share	$0.26	$0.40	$0.97	$1.22
Antidilutive shares excluded from computation of average dilutive earnings per share	203,806	61,467	166,167	30,395

3. Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans and leases are charged against the allowance for loan and lease losses when Management believes that such amounts are uncollectible. The allowance for loan and lease losses is maintained at a level that Management believes is sufficient to absorb estimated probable credit losses. Note 1 – Summary of Significant Accounting Policies – Allowance for Loan and Lease Losses, included in the Corporation’s 2007 Annual Report on Form 10K contains additional information relative to Management’s determination of the adequacy of the allowance for loan and lease losses.

4. Impaired Loans and Leases

The following summarizes the Corporation’s impaired loans and leases for the periods ended:

	For The Nine Months Ended		For The Twelve Months Ended
(dollars in thousands)	September 30, 2008	September 30, 2007	December 31, 2007
Period end balance	$1,465	$625	$574
Average period to date balance	1,129	479	504
Loans and leases with specific loss allowances	—	—	—
Charge offs and recoveries	—	—	(23)
Loss allowances reserved	—	—	—
Period to date income recognized	$58	$46	$23

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

The Corporation’s stock-based compensation expense for the nine months ended September 30, 2008 and 2007 was $203 thousand and $35 thousand, respectively.

The following table provides information about options outstanding for the three-months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding June 30, 2008	795,300	$18.78	$4.11
Granted	130,514	24.27	5.27
Expired	1,750	19.89	4.39
Forfeited	1,250	22.00	4.90
Exercised	10,600	13.46	2.67

Options outstanding September 30, 2008	912,214	$19.62	$4.29

The following table provides information about unvested options for the three-months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options June 30, 2008	136,042	$22.09	$5.01
Granted	130,514	24.27	5.27
Vested	25,800	22.00	4.90
Forfeited	1,000	22.00	4.90

Unvested options September 30, 2008	239,756	$23.28	$5.17

The following table provides information about options outstanding for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2007	860,750	$18.52	$4.04
Granted	130,514	24.27	5.27
Expired	8,750	20.95	4.77
Forfeited	1,250	22.00	4.90
Exercised	69,050	14.45	2.94

Options outstanding September 30, 2008	912,214	$19.62	$4.29

The following table provides information about unvested options for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2007	139,584	$22.10	$5.04
Granted	130,514	24.27	5.27
Vested	29,092	22.07	5.03
Forfeited	1,250	22.00	4.90

Unvested options September 30, 2008	239,756	$23.28	$5.17

The total not-yet-recognized compensation expense of unvested stock options is $1,126 thousand. This expense will be recognized over a weighted average period of 53 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 were as follows:

(dollars in thousands)	2008	2007
Proceeds from strike price of options exercised	$998	$792
Related tax benefit recognized	173	168

Proceeds of options exercised	$1,171	$960

Intrinsic value of options exercised	$457	$481

The following table provides information about options outstanding and exercisable options at September 30, 2008:

	Outstanding	Exercisable
Number	912,214	672,458
Weighted average exercise price	$19.62	$18.32
Aggregate intrinsic value (in millions)	$3.291	$3.184
Weighted average contractual term (in years)	6.22	5.08

For the nine months ended September 30, 2008 there were 130,514 options granted. The fair value of the option grants were determined at the date of grant using the Black Scholes Option Pricing Model and the following assumptions:

Expected average risk-free interest rate	3.39%
Expected average life (in years)	6.97
Expected volatility	21.91%
Expected dividend yield	2.29%

Fair value of option grant	$5.27

6. Pension and Other Post-Retirement Benefit Plans

The Corporation sponsors two pension plans; the qualified defined benefit pension plan (“QDBP”) and the non-qualified defined benefit pension plan (“SERP”). In addition, the Corporation also sponsors a post-retirement benefit plan (“PRBP”).

On February 12, 2008 the Corporation amended the QDBP to cease further accruals of benefits effective March 31, 2008, and amended its 401(K) Plan to provide for a new class of immediately vested discretionary, non-matching employer contributions effective April 1, 2008. Additionally, the Corporation amended the SERP to expand the class of eligible participants to include certain officers of the Bank and to provide that each participant’s accrued benefit shall be reduced by the actuarially equivalent value of the immediately vested discretionary, non-matching employer contribution to the 401(K) Plan made on his or her behalf.

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the three months ended September 30, 2008 and 2007:

	For Three months Ended September 30 (dollars in thousands)
	SERP		QDBP		PRBP
	2008	2007	2008	2007	2008	2007
Service cost	$16	$15	$—	$313	$—	$1
Interest cost	49	28	426	438	16	19
Expected return on plan assets	—	—	(635)	(637)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	33	11	78	20	(50)	(34)
Amortization of net (gain) loss	—	6	—	114	14	14

Net periodic benefit cost (benefit)	$98	$60	$(131)	$248	$(14)	$6

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the nine months ended September 30, 2008 and 2007:

	For Nine months Ended September 30 (dollars in thousands)
	SERP		QDBP		PRBP
	2008	2007	2008	2007	2008	2007
Service cost	$73	$46	$337	$938	$—	$3
Interest cost	147	85	1,275	1,314	48	57
Expected return on plan assets	—	—	(1,950)	(1,910)	—	—
Amortization of transition obligation	—	—	—	—	—	19
Amortization of prior service costs	99	33	171	61	18	(103)
Amortization of net (gain) loss	—	19	—	343	(150)	43
Curtailment	—	—	18	—	42	—
Settlement	—	—	—	—	153	—

Net periodic benefit cost (benefit)	$319	$183	$(149)	$746	$111	$19

QDBP: As stated in the Corporation’s 2007 Annual Report, the Corporation does not have any minimum funding requirements for its QDBP for 2008. As of September 30, 2008 no contributions have been made to the QDBP.

SERP: The Corporation contributed $101 thousand during the nine months ended September 30, 2008 to the SERP and it is expected to contribute an additional $34 thousand for the balance of 2008.

PRBP: In 2007 the Corporation amended the PRBP to allow for settlement obligations to certain current and retired employees. Certain retired employee obligations were settled in 2007 and current employee obligations were settled during the quarter ended March 31, 2008. The Corporation contributed $139 thousand to the PBRP in the first nine months of 2008 and expects to contribute an additional $46 thousand for the balance of 2008.

7. Segment Information

FAS No. 131, “Segment Reporting” (“FAS 131”), identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in FAS 131 to the results of its operations.

The Corporation has identified four “segments” as defined by FAS 131 as follows: Banking, Wealth Management, Mortgage Banking, and All Other as detailed in Footnote 23 – Segment Information, in the Notes to the Consolidated Financial Statements in the Corporation’s 2007 Annual Report to Shareholders. Lau Associates (as defined in footnote 12) activity from July 15, 2008 through September 30, 2008 is included in the Wealth Management Segment for the quarter and nine month periods ended September 30, 2008. Activity of the Corporation’s Leasing Company is included in the Banking Segment for all periods presented. BMT Leasing, Inc. and Lau Associates do not meet the requirements of the FAS 131 at this time to report financial information as separate segments.

Segment information for the quarter ended September 30, 2008 is as follows:

(Dollars in thousands)	2008
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$9,677	$—	$16	$3	$9,696
Less: Loan and lease loss provision	1,063	—	—	—	1,063

Net interest income after loan and lease loss provision	8,614	—	16	3	8,633
Other income:
Fees for wealth management services	—	3,544	—	—	3,544
Service charges on deposit accounts	409	—	—	—	409
Loan servicing and other fees	60	—	239	(1)	298
Net gain on sale of loans	—	—	287	—	287
Other income	725	5	28	49	807

Total other income	1,194	3,549	554	48	5,345
Other expenses:
Salaries and wages	3,398	1,467	232	181	5,278
Employee benefits	644	295	28	14	981
Occupancy and bank premises	1,172	173	56	(45)	1,356
Other operating expense	2,050	402	174	(93)	2,533

Total other expense	7,264	2,337	490	57	10,148

Segment profit before income taxes	2,544	1,212	80	(6)	3,830
Intersegment pretax revenues (expenses)*	187	50	10	(247)	—

Pretax segment profit (loss) after eliminations	$2,731	$1,262	$90	$(253)	$3,830

% of segment pretax profit (loss) after eliminations	71.3%	33.0%	2.3%	(6.6% )	100.0%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the quarter ended September 30, 2007 is as follows:

(Dollars in thousands)	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,679	$—	$17	$3	$8,699
Less: Loan and lease loss provision	—	—	—	—	—

Net interest income after loan loss provision	8,679	—	17	3	8,699
Other income:
Fees for wealth management services	—	3,310	—	—	3,310
Service charges on deposit accounts	363	—	—	—	363
Loan servicing and other fees	55	—	221	—	276
Net gain on sale of loans	—	—	358	—	358
BOLI income	175	—	—	—	175
Other operating income	573	—	54	62	689

Total other income	1,166	3,310	633	62	5,171
Other expenses:
Salaries and wages	3,006	1,152	302	76	4,536
Employee benefits	791	211	44	10	1,056
Occupancy and bank premises	1,121	136	44	(40)	1,261
Other operating expense	1,545	242	213	(73)	1,927

Total other expense	6,463	1,741	603	(27)	8,780

Segment profit before income taxes	3,382	1,569	47	92	5,090
Intersegment pretax revenues (expenses)*	153	45	10	(208)	—

Pretax segment profit (loss) after eliminations	$3,535	$1,614	$57	$(116)	$5,090

% of segment pretax profit (loss) after eliminations	69.5%	31.7%	1.1%	(2.3%)	100.0%

Segment information for the nine months ended September 30, 2008 is as follows:

(Dollars in thousands)	2008
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$27,549	$—	$52	$6	$27,607
Less: Loan and lease loss provision	2,698	—		—	2,698

Net interest income after loan and lease loss provision	24,851	—	52	6	24,909
Other income:
Fees for wealth management services	—	10,147	—	—	10,147
Service charges on deposit accounts	1,230	—	—	—	1,230
Loan servicing and other fees	212	—	701	—	913
Net gain on sale of loans	—	—	982	—	982
BOLI income	260	—	—	—	260
Other income	2,405	5	125	140	2,675

Total other income	4,107	10,152	1,808	140	16,207
Other expenses:
Salaries and wages	9,298	3,885	728	378	14,289
Employee benefits	2,345	787	91	37	3,260
Occupancy and bank premises	3,489	419	163	(136)	3,935
Other operating expense	5,442	1,012	606	(314)	6,746

Total other expense	20,574	6,103	1,588	(35)	28,230

Segment profit before income taxes	8,384	4,049	272	181	12,886
Intersegment pretax revenues (expenses)*	581	140	20	(741)	—

Pretax segment profit (loss) after eliminations	$8,965	$4,189	$292	$(560)	$12,886

% of segment pretax profit (loss) after eliminations	69.6%	32.5%	2.3%	(4.4)%	100.0%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the nine months ended September 30, 2007 is as follows:

(Dollars in thousands)	2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$25,513	$—	$69	$7	$25,589
Less: Loan and lease loss provision	490	—	—	—	490

Net interest income after loan and lease loss provision	25,023	—	69	7	25,099
Other income:
Fees for wealth management services	—	10,020	—	—	10,020
Service charges on deposit accounts	1,079	—	—	—	1,079
Loan servicing and other fees	94	—	739	—	833
Net gain on sale of loans	—	—	897	—	897
Net gain on sale of real estate	1,333	—	—	—	1,333
BOLI income	259	—	—	—	259
Other operating income	1,586	—	222	152	1,960

Total other income	4,351	10,020	1,858	152	16,381
Other expenses:
Salaries and wages	8,333	3,359	673	200	12,565
Employee benefits	2,566	631	105	32	3,334
Occupancy and bank premises	3,264	413	121	(119)	3,679
Other operating expense	5,234	762	525	(131)	6,390

Total other expense	19,397	5,165	1,424	(18)	25,968

Segment profit (loss) before income taxes	9,977	4,855	503	177	15,512
Intersegment pretax revenues (expenses)*	472	135	30	(637)	—

Pretax segment profit (loss) after eliminations	$10,449	$4,990	$533	$(460)	$15,512

% of segment pretax profit (loss) after eliminations	67.4%	32.2%	3.4%	(3.0%)	100.0%

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Other segment information for the quarter and year to date period ended September 30, 2008, September 30, 2007 and December 31, 2007 is as follows:

	September 30		December 31, 2007
(dollars in millions)	2008	2007
Wealth Management Segment:
Brokerage Assets(1)	$86	$95	$85
Wealth Assets Under Management (Other Institution)	—	423	—
Wealth Assets Under Management and Supervision (Lau Associates)	616	—	—
Wealth Assets Under Management and Administration (BMTC)	1,964	2,252	2,192

Assets Under Management and Administration and Brokerage Assets	$2,666	$2,770	$2,277

Mortgage Banking Segment:
Mortgage Loans Serviced for Others	$354	$365	$357
Mortgage Servicing Rights	$3	$3	$3

(1)	Brokerage assets represent assets held at a registered broker dealer under a networking agreement.

Banking Segment: Substantially all of the assets of the Corporation and its subsidiaries are related to the Banking Segment and are reflected on the consolidated balance sheet in these financial statements, except for the $5.8 million of intangible assets relating to the Lau Associates subsidiary, which is part of the Wealth Management Segment.

8. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the nine months ended September 30, 2008 and 2007:

(dollars in thousands)	2008	2007
Balance, January 1	$2,820	$2,883
Additions	349	186
Amortization	(286)	(244)
Impairment	(30)	(13)

Balance, September 30	$2,853	$2,812

Fair value	$3,731	$4,049

At September 30, 2008 key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2008
Fair value amount of MSRs	$3,731
Weighted average life (in years)	5.6
Prepayment speeds (constant prepayment rate)*:	11.80%
Impact on fair value:
10% adverse change	$(521)
20% adverse change	$(656)
Discount rate:	10.11%
Impact on fair value:
10% adverse change	$(496)
20% adverse change	$(608)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

9. Capital

The Corporation declared and paid a regular dividend of $0.14 per share, during the third quarter of 2008. This payment totaled $1.2 million. The Corporation’s Board of Directors declared a regular quarterly dividend of $0.14 per share payable December 1, 2008 to shareholders of record as of November 10, 2008. During the first nine months of 2008, the Corporation repurchased 16,853 shares of its common stock for $336 thousand at an average purchase price of $19.94 per share.

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. Federal income tax examination by taxing authorities for years before 2004. The Corporation recently closed and settled with the Internal Revenue Service an examination of the 2005 tax year. Resolution of the examination did not have any material impact to the financial position of the Corporation.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued during the first nine months of 2008. There were no FIN48 liabilities accrued during 2007 or in the first nine months of 2008.

11. Fair Value Measurement

The following disclosures are made in conjunction with the initial application of FAS No. 157 “Fair Value Measurements” (“FAS 157”), in 2008.

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

The value of the Corporation’s available for sale investment securities, which generally includes state and municipal securities, U.S. government agencies and mortgage backed securities, are reported at fair value. These securities are valued by an independent third party. The third party’s evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at September 30, 2008 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair Value Measurement at September 30, 2008 (dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$69.5	$69.5	$—	$—
Investments:
U.S. government agency	15.8	—	15.8	—
State and municipal	7.6	—	7.6	—
Mortgage backed	74.8	—	74.8	—
Corporate bond	7.9	—	7.9	—
Other investments	11.1	—	11.1	—

Total assets measured on a recurring basis at fair value	$186.7	$69.5	$117.2	$—

The provisions of FAS 157 related to disclosures surrounding non-financial assets and non-financial liabilities have not been applied because in February 2008, the FASB deferred the required implementation of these disclosures until 2009.

12. Acquisition of Lau Associates

On July 15, 2008, Bryn Mawr Bank Corporation (BMBC) acquired JNJ Holdings LLC (“JNJ”), Lau Associates LLC (“Lau Associates”) and Lau Professional Services LLC (collectively “Lau Associates”). BMBC acquired all of the issued and outstanding limited liability company membership interest in JNJ Holdings, a holding company that wholly owns Lau Associates, a financial planning and investment advisory firm, and Lau Professional Services, a tax preparation firm. The results of operations for Lau Associates for the 2  1/2 month period from July 15, 2008 to September 30, 2008 are included in the consolidated financial statements.

Lau Associates is a nationally recognized, independent, multi-family office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. The company had approximately $487 million of assets under management and another $129 million under supervision as of September 30, 2008. The acquisition provides strategic benefits offering complimentary products and services, as well as a shared tradition of values that BMBC anticipates will create long term value and growth for the organization. It is expected that the acquisition will help BMBC grow wealth assets under management and supervision, grow non-interest income and expand our footprint in the State of Delaware.

The transaction was valued at $10.3 million for 100% of the Company. The valuation was based on 2007 pre-tax income of $891 thousand with a multiplier of 11.5. The Corporation paid $3.7 million in cash to Marigot Daze (the “Seller” of JNJ) on July 15, 2008 to acquire the assets and control of the Company.

The remaining value of the Company will contingently be paid in subsequent contingent payments over a 3  1/2 year earn-out period that includes 4 payments for the calendar years ending December 31, 2008 through 2011. The subsequent contingent earn-out payments for the additional purchase price will be made based upon pre-tax income for such calendar years at a rate of 32.5% for year ending 2008 and 11.7% for each of the years ending 2009, 2010 and 2011. The maximum purchase price will not exceed more than $19 million. The December 2008 payment will be paid on December 31, 2008 based on an estimated 2008 projection of pre-tax income for the year and adjusting the final payment in the first quarter of 2009. Additional direct costs associated with the business combination (investment banking financial advisory fees, legal fees, accounting and auditing fees and professional advisory and consulting fees) amounted to $465 thousand and were capitalized.

The following table summarizes the fair value of assets acquired and liabilities assumed on the date of acquisition. This transaction was accounted for using the purchase method of accounting.

(dollars in thousands)
Assets:
Cash	$151
Intangible assets	5,870
Premises and equipment	61
Accounts receivable	24
Other assets	23

Total assets	$6,129

Liabilities & Equity
Contingent payment liability	$1,271
Deferred revenue	614
Deferred rent obligation	59
Other accrued liabilities	61

Total liabilities	$2,005

Equity	$4,124

Total liabilities & equity	$6,129

The Corporation recorded a net contingent payment liability at acquisition after recording the purchase of the tangible assets, and the value of the intangible assets and liabilities and recording cash basis to accrual accounting adjustments. Future earn-out payments will first be applied to the balance in the contingent payment liability. After the recorded contingent payment liability is exhausted, future payments will be applied to goodwill.

The fair value measurement of assets was finalized at acquisition. The fair value of intangible assets and the related amortization schedule as of and for the period from acquisition through September 30, 2008 is as follows:

(dollars in thousands)	Gross Fair Value	Accumulated Amortization	Net Carrying Value	Amortization Period
Customer relationships (list)	$5,100	$(53)	$5,047	20 Years
Non compete agreement	530	(11)	519	10 Years
Brand (trade name)	240	—	240	Indefinite

Total	$5,870	$(64)	$5,806

The Company expects amortization of intangible assets of $308 thousand annually for each of the five succeeding years from 2009 to 2013 as the intangible assets will be amortized on a straight-line basis.

The following table summarizes the operating results of the Corporation had the acquisition of Lau Associates occurred on January 1, 2008 (Proforma 2007 year to date results presented for comparative purposes):

Bryn Mawr Bank Corporation

Proforma Results of Operation

	For the Nine Months Ending September 30
(dollars in thousands)	2008	2007
Total interest income	$43,096	$39,918
Total interest expense	15,489	14,329
Provision for loan and lease losses	2,698	490
Total non-interest income	18,078	18,659
Total non-interest expense	29,594	27,642

Income before tax	13,393	16,116
Income tax	4,745	5,201

Net Income	$8,648	$10,914

Basic earnings per share	1.01	1.28
Diluted earnings per share	1.01	1.28

Proforma assumptions:

•	2008 Proforma results exclude amortization of intangible assets related to Lau Associates.

•	2007 Nine month results for Lau Associates were estimated based on 75% of the full year actual results.

•	Taxes on Lau Associates related income were calculated using 35%.

13. BOLI

On August 13, 2008, the Corporation gave notice to its BOLI insurance carrier that it was surrendering its separate account BOLI insurance contract. Under the terms of the insurance contract, the Corporation will receive the book value of its BOLI investment six months from date of surrender, net of certain ongoing management expenses of $100 thousand. Additionally, the Corporation incurred an expense of $266 thousand during the quarter ended September 30, 2008 in federal income taxes on the tax free buildup in the insurance contract. The Corporation will receive approximately $15.6 million in cash in February 2009 which is recorded as a receivable on the balance sheet as of September 30, 2008. This receivable is due from the insurance company and the stable value wrap provider. As part of this surrender the Corporation has represented to the insurance carrier that it will not enter into any other BOLI arrangement or obtain life insurance on any of the employees covered by the BOLI policy for a five year period.

14. Subordinated Debt

The Bank raised an aggregate of $15 million in subordinated debt in July and August 2008. This subordinated debt has a floating interest rate, which resets quarterly at 90 day LIBOR plus 3.75 (6.55% at September 15, 2008), has a maturity of 10 years, and can be prepaid at the end of 5 years with no prepayment penalty. Subordinated debt qualifies as Tier II regulatory capital for the first five years from the date of issuance and thereafter is discounted as the subordinated debt approaches maturity, with one fifth of the original amount excluded from Tier II capital each year during the last five years before maturity. When the remaining maturity is less than one year, the subordinated debt is excluded from Tier II capital. Subordinated debt issuance costs of $330 thousand are amortized over the term of the debt, as an adjustment to the yield. Interest is payable quarterly and principal is due September 15, 2018.

15. New Accounting Pronouncements

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

FAS 159

In February 2007, the FASB issued FAS No. 159 – “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions.

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

16. Subsequent Events

On October 14, 2008 the United States Treasury, Federal Reserve Bank and FDIC announced in a joint statement details of the new government programs under the Emergency Economic Stabilization Act of 2008 (“EESA”). These programs are: The Trouble Asset Relief Program (“TARP”) and the FDIC Temporary Liquidity Program.

TARP was enacted by the Treasury Department under the EESA to solidify the financial services industry with a $700 billion rescue package. On October 14, 2008, the Treasury Department allocated $250 billion of the $700 billion authorized, to buy equity stakes in financial institutions. Of the $250 billion, $125 billion was placed with 9 major financial institutions that agreed to participate which include: Goldman Sachs Group, Morgan Stanley, J.P. Morgan Chase, Bank of America, Merrill Lynch, Citigroup, Wells Fargo, Bank of New York Mellon and State Street. The remaining $125 billion is available to smaller financial companies not to exceed 3% of risk weighted assets or approximately $30 million for the Corporation as of September 30, 2008. Should the Corporation and the Bank apply and be accepted, the Corporation would need to issue non-voting warrants and senior preferred stock shares, comply with limits imposed on executive compensation, understand restrictions placed on increasing dividend payments, and obtain consent from the Treasury department before repurchasing its stock. The Corporation is still in the process of evaluating this program and has not made a decision on its participation. To participate, the Corporation must apply by November 14, 2008.

Announced on October 14, 2008, the United States Treasury signed a systematic risk exception to the FDIC Act, to enable the FDIC to temporarily guarantee the non-interest bearing deposit transaction accounts and senior debt of all FDIC insured institutions and their holding companies. Non-interest bearing deposit transaction accounts under this program will have full insurance coverage guaranteed until December 31, 2009. All FDIC insured institutions will be immediately covered for the first thirty days at no charge. After the initial 30 days or December 5, 2008, institutions may elect to opt out of the program by giving notice to the FDIC. There will be an annualized service charge of 10 basis points on all deposit accounts not covered by the $250,000 limit. The Corporation has made the decision not to opt out of this coverage.

The guarantee of newly issued senior debt is for all amounts issued before June 30, 2009 subject to certain limitations. This includes promissory notes, commercial paper and inter-bank funding. All FDIC insured institutions will be covered immediately under this program for the first thirty days at no charge. After 30 days or December 5, 2008, the institutions may elect to opt out. Institutions that elect to remain in the program will incur an annualized fee of 75 basis points on the amount of debt issued under this program. Coverage will be provided until June 30, 2012. The Corporation is still evaluating the particulars of this coverage and has not yet made a decision, as to its ability to opt out.

During the month of September 2008 and continuing through October 2008, volatility in the financial markets had a detrimental impact on the value of Wealth Management Assets under Management, Administration and Supervision. Since Wealth management revenue is directly correlated to the value of Wealth assets, the decline in the financial markets may possibly have a proportional detrimental impact on future Wealth Management revenues.

Additionally, assets in the Qualified Defined Benefit Plan (“QDBP”) have also been impacted by the volatility in the financial markets. Generally, when pension plan assets decrease, all other factors being equal, the decline will result in higher pension expenses in future years, along with the possible need to make additional cash contributions to the QDBP.

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

Other significant accounting policies are presented in Note 1 to the Corporation’s audited consolidated financial statements filed as part of the 2007 Annual Report on Form 10-K and Footnotes 3, 10 and 11 to the Corporation’s unaudited financial statements on pages 8, 17 and 18 of this Form 10-Q. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

Financial Services Overview – Recent Market Developments

For more than a year, the national financial markets have been under considerable stress and in September 2008, the credit-market turmoil encompassed the broad economy. Volatility was abundant as the housing market declined, several banks and financial institutions failed, stock market returns were depressed and the economy slowed. Declines in the national housing market during the past year resulted in significant write-downs of asset values at many financial institutions, as home prices fell and foreclosures increased, however the Corporation’s core market, the western suburbs of Philadelphia, faired much better.

Concerns over the stability of financial markets and strength of lenders and borrowers prompted the credit markets to tighten which decreased lending activities causing economic growth to stall. As the subprime mortgage-backed securities market collapsed, a flight to safety within the Treasury market occurred and many institutions became risk-averse. This combination of economic weaknesses put excessive pressure on the United States Federal Reserve. The Government’s response was to ease monetary policy through interest rate cuts and the infusion of cash and credit into the financial system, through a variety of programs and initiatives. As the credit markets remained frozen and economic pressures persisted, a joint government program was established between the United States Treasury, the Federal Reserve Bank and the FDIC to try to keep the country’s financial system from incurring further damage.

While the above scenario is not good, it should be noted that the country has experienced approximately 24 historical bear markets based on the Dow Jones Average since 1900. These bear markets have been of various lengths and severity, with their own unique facts and circumstances. On October 14, 2008 the United States Treasury, Federal Reserve Bank and FDIC announced in a joint statement the details of the new government programs under the Emergency Economic Stabilization Act of 2008 (“EESA”). These programs are: The Trouble Asset Relief Program (“TARP”) and the FDIC Temporary Liquidity Program.

TARP was enacted by the Treasury Department under the EESA to solidify the financial services industry with a $700 billion rescue package. On October 14, 2008, the Treasury Department allocated $250 billion of the $700 billion authorized, to buy equity stakes in financial institutions. Of the $250 billion, $125 billion was placed with 9 major financial institutions that agreed to participate which include: Goldman Sachs Group, Morgan Stanley, J.P. Morgan Chase, Bank of America, Merrill Lynch, Citigroup, Wells Fargo, Bank of New York Mellon and State Street. The remaining $125 billion is available to smaller financial companies not to exceed 3% of risk weighted assets or approximately $30 million for the Corporation as of September 30, 2008. Should the Corporation and the Bank apply and be accepted, the Corporation would need to issue shares of preferred stock and non-voting warrants exercisable for the purchase of additional shares of the Corporation’s common stock and senior preferred stock shares, comply with limits imposed on executive compensation, understand restrictions placed on increasing dividend payments, and obtain consent from the Treasury department before repurchasing its stock. The Corporation is still in the process of evaluating this program and has not made a decision on its participation. To participate, the Corporation must apply by November 14, 2008.

The United States Treasury signed a systematic risk exception to the FDIC Act, to enable the FDIC to temporarily guarantee the non-interest bearing deposit transaction accounts and senior debt of all FDIC-insured institutions and their holding companies. Non-interest bearing deposit transaction accounts under this program will have full insurance coverage. All FDIC insured institutions will be immediately covered for the first thirty days at no charge. After the initial 30 days, institutions may elect to opt out of the program by giving notice to the FDIC. There will be an annualized service charge of 10 basis points on all deposit accounts not covered by the $250,000 limit. The Corporation has made the decision not to opt out of this coverage.

The guarantee of newly issued senior debt is for all amounts issued before June 30, 2009 subject to certain limitations. This includes promissory notes, commercial paper and inter-bank funding. All FDIC insured institutions will be covered immediately under this program for the first thirty days at no charge. After 30 days or December 5, 2008, the institutions may elect to opt out. Institutions that elect to remain in the program will incur an annualized fee of 75 basis points on the amount of debt issued under this program. Coverage will be provided until June 30, 2012. The Corporation is still evaluating the particulars of this coverage and has not yet made a decision, as to its ability to opt out.

Acquisition of Lau Associates

On July 15, 2008, Bryn Mawr Bank Corporation (BMBC) acquired JNJ Holdings LLC (“JNJ”), Lau Associates LLC (“Lau Associates”) and Lau Professional Services LLC (collectively “Lau Associates”). BMBC acquired all of the issued and outstanding limited liability company membership interest in JNJ Holdings, a holding company that wholly owns Lau Associates, a financial planning and investment advisory firm, and Lau Professional Services, a tax preparation firm. The results of operations for Lau Associates for the 2  1/2 month period from July 15, 2008 to September 30, 2008 are included in the consolidated financial statements.

Lau Associates is a nationally recognized, independent, multi-family office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. The company had approximately $487 million of assets under management and another $129 million under supervision as of September 30, 2008. The acquisition provides strategic benefits offering complimentary products and services, as well as a shared tradition of values that BMBC anticipates will create long term value and growth for the organization. It is expected the acquisition will help BMBC grow wealth assets under management and supervision, grow non-interest income and expand our footprint in the State of Delaware.

The transaction was valued at $10.3 million for 100% of the Company. The valuation was based on 2007 pre-tax income of $891 thousand with a multiplier of 11.5. The Corporation paid $3.7 million in cash to Marigot Daze (the “Seller” of JNJ) on July 15, 2008 to acquire the assets and control of the Company.

The remaining value of the Company will contingently be paid in subsequent contingent payments over a 3  1/2 year earn-out period that includes 4 payments for the calendar years ending December 31, 2008 through 2011. The subsequent contingent earn-out payments for the additional purchase price will be made based upon pre-tax income for such calendar years at a rate of 32.5% for year ending 2008 and 11.7% for each of the years ending 2009, 2010 and 2011. The maximum purchase price will not exceed more than $19 million. The December 2008 payment will be paid on December 31, 2008 based on an estimated 2008 projection of pre-tax income for the year and adjusting the final payment in the first quarter of 2009. Additional direct costs associated with the business combination (investment banking financial advisory fees, legal fees, accounting and auditing fees and professional advisory and consulting fees) amounted to $465 thousand and were capitalized.

Executive Overview

The Corporation reported third quarter 2008 diluted earnings per share of $0.26 and net income of $2.3 million compared to diluted earnings per share of $0.40 and net income of $3.5 million in the same period last year. Return on average equity (ROE) and return on average assets (ROA) for the quarter ended September 30, 2008 were 9.55% and 0.83%, respectively. ROE was 15.90% and ROA was 1.56% in the same period last year. Relative to the third quarter of 2007, results for 2008 reflected higher loan loss provisions in the leasing portfolio, expenses associated with the previously announced surrender of our separate account BOLI insurance contract, a decline in the net interest margin, a decline in organic Wealth Management revenues due to the market downturn, and higher FDIC insurance costs.

Bryn Mawr’s capital position and credit quality standards have positioned the Corporation to execute long-term growth strategies and build shareholder value at a time of disruption in today’s financial markets. At September 30, 2008 the Corporation and the Bank are ‘well-capitalized’, and have not experienced any material deterioration in overall credit quality or suffered any permanent impairment to the investment portfolio. As a result, resources and energy are devoted to capitalizing on opportunities in the marketplace, to grow market share while improving pricing and maintaining asset quality discipline. The Bryn Mawr Trust Company is actively competing for high-quality new loan and deposit account opportunities in its traditional, affluent market.

In the third quarter of 2008, the Corporation continued to grow the loan and lease portfolio while maintaining the credit quality. Non-interest income also grew, as the acquisition of Lau Associates added $712 thousand of Wealth Management revenue, offsetting the decrease in our organic Wealth Management revenues. In September 2008, new checking and savings account openings were the highest of any month in 2008. The current market climate provides a favorable competitive environment for both the existing business and the growth initiatives, including the December 2008 opening of our West Chester Regional Office and the rollout of The Bryn Mawr Trust Company of Delaware.

Total portfolio loans and leases at September 30, 2008 increased $75.3 million or 9.4% from December 31, 2007. Loan portfolio growth was led by strong performance in retail, housing-related borrowing, primarily loans to new and existing private banking clients in our immediate service area, along with demand from the local business community due to successful new business development efforts. Lease balances of $57.0 million at September 30, 2008 increased $11.9 million or 26.4% from December 31, 2007, and were up $3 million or 5.2% from June 30, 2008, as tighter underwriting standards and reduced marketing emphasis slowed growth.

The net interest margin for the third quarter of 2008 was 3.90%, compared with 3.97% in the second quarter of 2008. This decrease was due to continued market competition, as the $46.6 million growth in earning assets during the third quarter were added at average spreads that were below the composite spread of the existing portfolio. The net interest margin for the third quarter of 2008 of 3.90% was 39 basis points lower than the third quarter of 2007. The increase in earning assets from the comparable year ago period was due to a planned increase in the investment portfolio to approximately 10% of earning assets, along with the growth in the loan and lease portfolio. This asset growth was primarily funded with wholesale sources.

Net charge-offs for the third quarter of 2008 were 0.33% of average loans, up from 0.17% in the third quarter of 2007, due to higher losses in the lease portfolio. Total non-performing loans and leases at September 30, 2008 of $2.1 million were 24 basis points of period end loans and leases. The provision for loan and lease losses in the current quarter was $1.1 million, up from $781 thousand in the second quarter of 2008 and zero in the third quarter of 2007. The allowance for loan and lease losses at September 30, 2008 of $9.0 million represents 1.03% of loans and leases compared to 1.01% at December 31, 2007. The Company has not experienced appreciable deterioration in the credit quality of its non-lease loan portfolio. The Company has experienced leasing charge-offs of 5.06% in the third quarter of 2008 compared to 4.07% during the same period in 2007.

The Bank raised an aggregate of $15 million in subordinated debt in July and August 2008 to support organic loan growth and to offset the impact on regulatory capital from the Lau Associates acquisition. The Regulatory “well capitalized” minimums and the respective ratios for both the Bank and the Corporation at September 30, 2008 and December 31, 2007 are presented later in this document in the Capital Section.

On August 13, 2008, the Corporation gave notice to its BOLI insurance carrier that it was surrendering its separate account BOLI insurance contract. The Corporation will receive approximately $15.6 million in cash (its adjusted book value) in February 2009 which is recorded as a receivable on the balance sheet as of September 30, 2008.

NINE MONTH RESULTS

The Corporation reported nine month 2008 net income of $8.3 million or $0.97 per diluted share, compared to net income of $10.5 million or $1.22 per diluted share in the same period last year. Net income for the first nine months of 2007, excluding an $866 thousand or $0.10 per diluted share (after tax) gain on the sale of real estate, was $9.7 million or $1.12 per diluted share. Return on average equity (ROE) and return on average assets (ROA) for the nine months ended September 30, 2008 were 11.99% and 1.09%, respectively, compared to 16.58% (15.21% excluding the real estate gain) and 1.69% (1.55% excluding the real estate gain), respectively, for the same period last year.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2008 and 2007 are shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007	2007*
ROE	9.55%	15.90%	11.99%	16.58%	15.21%
ROA	0.83%	1.56%	1.09%	1.69%	1.55%
Efficiency ratio	67.47%	63.31%	64.43%	61.87%	63.90%
Tax equivalent net interest margin	3.90%	4.29%	3.94%	4.47%	4.47%
Diluted earnings per share	$0.26	$0.40	$0.97	$1.22	$1.12
Dividend per share	$0.14	$0.13	$0.40	$0.37	$0.37

*	Presented for the nine months ended September 30, 2007 excluding the gain on sale of real estate.

	September 30 2008	December 31 2007	September 30 2007
Book Value Per Share	$10.97	$10.60	$10.43
Tangible Book Value Per Share	$10.29	$10.60	$10.43
Allowance for loan and lease losses as a percentage of loans	1.03%	1.01%	1.07%

Reconciliation of Non-GAAP Information for the three months and nine months ended September 30, 2008

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

(dollars in thousands, except per share data)

Nine Months Ended September 30:	Net Income		Change		Non-interest Income		Change
	2008	2007	Dollars	Percentage	2008	2007	Dollars	Percentage
As reported (GAAP)	$8,318	$10,522	$(2,204)	(20.9)%	$16,207	$16,381	$(174)	(1.1)%
After-tax/ pre-tax effect of gain on sale of real estate	—	(866)	866	7.0%	—	(1,333)	1,333	8.8%

Adjusted (Non-GAAP)	$8,318	$9,656	$(1,338)	(13.9)%	$16,207	$15,048	$1,159	7.7%

	Diluted Earnings Per Share		Change		Return on Equity		Return on Assets
	2008	2007	Dollars	Percentage	2008	2007	2008	2007
As reported (GAAP)	$0.97	$1.22	$(0.25)	(20.5)%	11.99%	16.58%	1.09%	1.69%
After-tax/ pre-tax effect of gain on sale of real estate	—	(0.10)	0.10	7.1%	—	(1.37)%	—	(0.14)%

Adjusted (Non-GAAP)	$0.97	$1.12	$(0.15)	(13.4)%	11.99%	15.21%	1.09%	1.55%

							Return on Assets
							2008	2007
As reported (GAAP)							64.43%	61.87%
After-tax/pre-tax effect of gain on sale of real estate							—	2.03%

Adjusted (Non-GAAP)							64.43%	63.90%

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

(Dollars in thousands)	Nine Months Ended September 30, 2007
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Segment pretax profit (loss) (GAAP)	$10,449	$4,990	$533	$(460)	$15,512
Segment pretax gain on sale of real estate	(1,333)	—	—	—	(1,333)

Segment pretax profit (loss)—excluding gain on sale of real estate (Non-GAAP)	$9,116	$4,990	$533	$(460)	$14,179

% of segment pretax profit (loss) (GAAP)	67.4%	32.2%	3.4%	(3.0)%	100%

% of segment pretax gain on sale of real estate	(3.1)%	—	—	—	—

% of segment pretax profit (loss) – excluding gain on sale of real estate (Non-GAAP)	64.3%	35.2%	3.8%	(3.3)%	100%

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

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

Three Months Ended September 30, 2008 Compared to the Same Period Ended September 30, 2007

The tax equivalent net interest income for the three months ended September 30, 2008 of $9.8 million was $989 thousand or 11.3% higher for the same period in 2007. The analysis below indicates that increased investment and loan volume were the primary drivers of the increase in net interest income. The growth in interest income was partially offset by an increase in interest expense, as the funding sources to support the increased investment and loan volume are concentrated in higher rate wholesale deposits and borrowed funds. Average earning assets increased $184.8 million or 22.8% for the third quarter of 2008 compared to the same period in 2007.

Third quarter 2008 average loans and leases grew $106.7 million or 14.1% while investments increased $68.5 million or 155.5% over third quarter 2007 averages. The increase in investments was a result of the Corporation’s goal to increase liquidity by increasing the investment portfolio to 10% of assets. The average earning asset yield during the third quarter of 2008 of 5.94% was 101 basis points below the 6.95% during the same period in 2007. The decrease in rates (specifically a decrease in the prime rate of 275 basis points) was the primary factor contributing to the decline.

The rate paid on average interest bearing liabilities decreased 97 basis points to 2.47% in 2008 from 3.44% in the third quarter of 2007. The decrease in the rate on interest bearing liabilities is due to higher rate wholesale deposits maturing and being replaced with lower cost wholesale certificates and the management of the rates paid on time deposits. Partially offsetting this decrease in interest bearing liability rates was the acquisition of $15 million of higher rate subordinated debt to provide additional funds and to enhance the capital ratios of the Bank and Corporation, which is detailed later in the Capital Section of this report. The use of higher rate wholesale certificates of deposit has increased as funding needs have increased. Average wholesale deposits increased $19.6 million or 16.3% in the third quarter of 2008 compared to the same period in 2007, while average savings, NOW and money market accounts increased 12.9% during the same time period. Average borrowed funds increased $111.5 million or 298.8% to $148.8 million in the third quarter of 2008 from $37.3 million in the third quarter of 2007. The increase in wholesale deposits and borrowed funds is a direct result of the strong loan and investment portfolio growth.

Nine months ended September 30, 2008 Compared to the Same Period Ended September 30, 2007

The tax equivalent net interest income for the nine months ended September 30, 2008 of $27.8 million was $2.0 million or 7.6% higher than the net interest income for the same period in 2007 of $25.8 million. The analysis below indicates that the increase in investment and loan volume was the primary driver of the increase in net interest income. The growth in interest income of $3.1 million was partially offset by an increase in interest expense of $1.2 million, as the funding sources to support the increased investment and loan volume are concentrated in higher rate wholesale deposits and borrowed funds. Average earning assets increased $169.5 million or 21.9% in the first nine months of 2008 compared to the same period in 2007.

Year to date 2008 average loans and leases grew $115.6 million or 16.0% while investments increased $46.2 million or 101.5% over the corresponding year to date 2007 averages. The increase in investments is the result of the Corporation’s goal to increase the liquidity by increasing the investment portfolio to 10% of assets. The average earning asset yield during the first nine months of 2008 of 6.14% was 81 basis points below the 6.95% during the same period in 2007. The decrease in market interest rates (specifically a decrease in the prime rate by 275 basis points) was the primary factor contributing to the decline.

The rate paid on average interest bearing liabilities decreased 56 basis points to 2.71% in 2008 from 3.27% in 2007. The decrease in the rate on interest bearing deposits is due to overall decline in rates and the higher rate wholesale deposits maturing and being replaced with lower cost wholesale deposits. The use of higher rate wholesale certificates of deposit and borrowings has increased as funding needs have increased. Average wholesale deposits increased $62.0 million or 78.7% in the first nine months of 2008 compared to the same period in 2007, while savings, NOW and money market accounts increased 10.9% during the same time period. Average borrowed funds increased $80.1 million or 191.7% to $121.9 million in 2008 from $41.8 million in 2007. The increase in wholesale deposits and borrowed funds is a direct result of the strong loan and investment portfolio growth.

Rate /Volume Analysis on a tax equivalent basis*

(in thousands) Increase/(Decrease)	Three months ended September 30, 2008 Compared to 2007			Nine months ended September 30, 2008 Compared to 2007
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$36	$(50)	$(14)	$126	$(99)	$27
Federal funds sold	90	(98)	(8)	180	(157)	23
Investment securities available for sale	869	(125)	744	1,756	(248)	1,508
Loans and leases	1,882	(1,956)	(74)	6,139	(4,577)	1,562

Total interest income	2,877	(2,229)	648	8,201	(5,081)	3,120

Interest expense:
Savings, NOW and market rate accounts	$134	$(315)	$(181)	$333	$(638)	$(305)
Time deposits	90	(774)	(684)	89	(1,472)	(1,383)
Wholesale deposits	395	(721)	(326)	2,507	(1,150)	1,357
Subordinated debt	—	151	151	—	151	151
Borrowed funds	1,474	(775)	699	3,229	(1,889)	1,340

Total interest expense	2,093	(2,434)	(341)	6,158	(4,998)	1,160

Interest differential	$784	$205	$989	$2,043	$(83)	$1,960

*	The tax rate used in the calculation of the tax equivalent income is 35%.

Analyses of Interest Rates and Interest Differential

The tables below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the three months ended September 30,
	2008			2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$5,894	$28	1.89%	$3,172	$42	5.25%
Federal funds sold	11,668	57	1.94%	4,884	65	5.28%
Investment securities available for sale:
Taxable	104,877	1,208	4.58%	39,090	500	5.07%
Tax-exempt	7,736	93	4.78%	4,984	57	4.54%

Total investment securities	112,613	1,301	4.60%	44,074	557	5.01%

Loans and leases (1) (2)	866,454	13,484	6.19%	759,714	13,558	7.08%

Total interest earning assets	996,629	14,870	5.94%	811,944	14,222	6.95%
Cash and due from banks	22,418			22,306
Allowance for loan and lease losses	(8,732)			(8,712)
Other assets	68,705			54,231

Total assets	$1,079,020			$879,669

Liabilities:
Savings, NOW and market rate accounts	$313,792	$860	1.09%	$277,895	$1,041	1.49%
Wholesale deposits	149,508	1,304	3.47%	120,222	1,630	5.38%
Time deposits	200,707	1,598	3.17%	192,998	2,282	4.69%

Total interest-bearing deposits	664,007	3,762	2.25%	591,116	4,953	3.32%
Subordinated debt	8,607	151	6.98%	—	—	—
Borrowed funds	148,815	1,194	3.19%	37,319	495	5.26%

Total interest-bearing liabilities	821,429	5,107	2.47%	628,435	5,448	3.44%
Noninterest-bearing demand deposits	145,686			148,858
Other liabilities	17,964			16,205

Total noninterest-bearing liabilities	163,650			165,063

Total liabilities	985,079			793,498
Shareholders’ equity	93,941			86,171

Total liabilities and shareholders’ equity	$1,079,020			$879,669

Net interest spread			3.47%			3.51%
Effect of noninterest-bearing sources			0.43%			0.78%

Net interest income/ margin on earning assets		$9,763	3.90%		$8,774	4.29%

Tax equivalent adjustment		$68	0.03%		$74	0.04%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.

	For the nine months ended September 30,
	2008			2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$4,601	$83	2.41%	$1,419	$56	5.28%
Federal funds sold	7,411	135	2.43%	2,842	112	5.27%
Investment securities available for sale:
Taxable	83,906	2,946	4.69%	40,490	1,543	5.10%
Tax-exempt	7,740	279	4.81%	4,997	174	4.66%

Total investment securities	91,646	3,225	4.70%	45,487	1,717	5.05%

Loans and leases (1) (2)	839,041	39,859	6.35%	723,445	38,297	7.08%

Total interest earning assets	942,699	43,302	6.14%	773,193	40,182	6.95%
Cash and due from banks	21,487			23,116
Allowance for loan and lease losses	(8,455)			(8,503)
Other assets	61,675			46,638

Total assets	$1,017,406			$834,444

Liabilities:
Savings, NOW and market rate accounts	$308,590	2,710	1.17%	$278,336	$3,015	1.45%
Wholesale deposits	140,856	4,540	4.31%	78,811	3,183	5.40%
Time deposits	188,605	5,066	3.59%	186,043	6,449	4.63%

Total interest-bearing deposits	638,051	12,316	2.58%	543,190	12,647	3.11%
Subordinated debt	2,890	151	6.98%	—	—	—
Borrowed funds	121,917	3,022	3.31%	41,790	1,682	5.38%

Total interest-bearing liabilities	762,858	15,489	2.71%	584,980	14,329	3.27%
Noninterest-bearing demand deposits	143,933			148,792
Other liabilities	17,946			15,804

Total noninterest-bearing liabilities	161,879			164,596

Total liabilities	924,737			749,576
Shareholders’ equity	92,669			84,868

Total liabilities and shareholders’ equity	$1,017,406			$834,444

Net interest spread			3.43%			3.68%
Effect of noninterest-bearing sources			0.51%			0.79%

Net interest income/ margin on earning assets.		$27,813	3.94%		$25,853	4.47%

Tax equivalent adjustment		$206	0.03%		$264	0.05%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin decreased 39 basis points to 3.90% in the third quarter of 2008 from 4.29% in the same period last year. The yield on earning assets decreased to 5.94% in the third quarter of 2008 from 6.95% in the third quarter of 2007 as a result of the reduction in the prime rate of 275 basis points. This decrease was partially offset by the growth of higher yielding leases. Simultaneously, the cost of interest bearing liabilities decreased 97 basis points to 2.47% in the third quarter of 2008 from 3.44% in the same period last year as higher rate wholesale deposits that matured were replaced with lower cost wholesale deposits and borrowings and a commensurate decline in deposit pricing. The rates paid on deposits kept the Corporation’s deposits competitive and assisted with successful deposit retention and gathering. Additionally, the volume of wholesale deposits and borrowings to fund asset growth continued to increase but at lower rates. The net interest margin in the third quarter 2008 of 3.90% was below the net interest margin in the second quarter of 2008 by 7 basis points. While the yield on earning assets declined, there was a commensurate decline in the interest bearing liability cost.

The net interest margin and related components for the past five linked quarters are as follows:

Year	Quarter		Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
2008	3	rd	5.94%	2.47%	3.47%	0.43%	3.90%
2008	2	nd	6.05%	2.58%	3.47%	0.50%	3.97%
2008	1	st	6.46%	3.14%	3.32%	0.65%	3.97%
2007	4	th	6.77%	3.43%	3.34%	0.77%	4.11%
2007	3	rd	6.95%	3.44%	3.51%	0.78%	4.29%

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

Summary of Interest Rate Simulation

	September 30, 2008
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates*
+200 basis points	$813	2.12%
+100 basis points	$349	0.91%
-100 basis points	$228	0.60%
-200 basis points	$364	0.95%

*	The Federal Funds rate as of September 30, 2008 was 2.00%

The interest rate simulation above indicates that the Corporation’s balance sheet as of September 30, 2008 is essentially interest rate neutral, meaning that an increase or decrease in interest rates will not have a significant impact (less than 2.5% higher or lower) on net interest income over the next 12 months. The interest rate simulation is an estimate based on assumptions, which are based in part on past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic times, the reliability of the Corporation’s interest rate simulation model is more uncertain. Actual customer behavior may be significantly different than expected behavior, which could cause an unexpected outcome which might translate into lower net interest income. The Corporation’s current sensitivity to interest rate changes is essentially unchanged from December 31, 2007.

GAP Report

The table below indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term if interest rates rise. The converse is also true. The ninety day time frame position as of September 30, 2008 is similar to the Corporation’s December 31, 2007 ninety day time frame position. However, the mix of liabilities has shifted. Time deposits, in this time period, decreased due to maturing certificates which were replaced with borrowed funds. Additionally, the non-interest bearing demand balances decreased, due to the short term nature of the influx of the customer deposits at the end of 2007.

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of September 30, 2008:

(dollars in thousands)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$11,413	$—	$—	$—	$—	$11,413
Federal funds sold	6,000	—	—	—	—	6,000
Investment securities	17,858	7,031	58,320	34,011		117,220
Loans and leases(1)	350,651	62,203	364,229	103,098		880,181
Allowance	—	—	—	—	(9,014)	(9,014)
Cash and due from banks	—	—	—	—	52,124	52,124
Other assets	—	—	247	500	73,693	74,440

Total assets	$385,922	$69,234	$422,796	$137,609	$116,803	$1,132,364

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$29,319	$19,419	$103,566	$—	$—	$152,304
Savings, NOW and market rate	56,426	49,040	182,831	52,056	—	340,353
Time deposits	84,028	118,565	6,205	92	—	208,890
Wholesale deposits	76,529	63,917	14,324	—	—	154,770
Borrowed funds	12,368	17,550	114,884	2,612	—	147,414
Subordinated debt	15,000	—	—	—	—	15,000
Other liabilities	—	—	—	—	19,511	19,511
Shareholders’ equity	3,362	10,085	53,784	26,891	—	94,122

Total liabilities and shareholders’ equity	$277,032	$278,576	$475,594	$81,651	$19,511	$1,132,364

Interest earning assets	$385,922	$69,234	$422,549	$137,109	$—	$1,014,814
Interest bearing liabilities	229,351	249,072	318,244	54,760	—	851,427

Difference between interest earning assets and interest bearing liabilities	$156,571	$(179,838)	$104,305	$82,349	$—	$163,387

Cumulative difference between interest earning assets and interest bearing liabilities	$156,571	$(23,267)	$81,038	$163,387	$—	$163,387

Cumulative earning assets as a % of cumulative interest bearing liabilities	168%	95%	110%	119%	—	—

(1)	Loans include portfolio loans and leases and loans held for sale.

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

Asset Quality and Analysis of Credit Risk

Asset quality remains strong at September 30, 2008 as non-performing loans and leases of $2.1 million as a percentage of total loans and leases were 24 basis points. This compares to non-performing loans and leases of $2.0 million or 25 basis points at December 31, 2007 and non-performing loans and leases of $0.9 million or 11 basis points at September 30, 2007. The allowance for loan and lease losses as a percentage of total loans and leases was 1.03% at September 30, 2008 compared with 1.01% at December 31, 2007 and 1.07% at September 30, 2007. The provision for loan and lease losses in the third quarter of 2008 was $1.1 million, compared to $0 in the same period last year. The $1.1 million increase in the provision for loan and lease losses in the third quarter of 2008 compared to September 30, 2007 was primarily the result of net charge-offs in the third quarter of 2008 of $721 thousand, of which $700 thousand were leasing related.

For the nine months ending September 30, 2008 the provision for loan and lease losses of $2.7 million increased $2.2 million from $490 thousand in the same period in 2007. The increase year to date is primarily due to the increase in the net charge-offs on the lease portfolio. For the nine months ending September 30, 2008 net lease charge-offs totaled $1.8 million. During the same period in 2007 net lease charge-offs were $351 thousand.

At September 30, 2008 the leasing portfolio was $57 million, an increase of $11.9 million from December 31, 2007 and now represents 6.5% of total portfolio loans and leases. Leases are originated through a network of national brokers approved by the Corporation’s leasing underwriters. Three of the Corporation’s 119 brokers represent greater than 5% of total originations with the largest less than 7%. This network has created a portfolio that has resulted in diversity in equipment, industry and geography. The diversity of the lease portfolio by source, state and industry subjects the leasing portfolio to the general economic factors currently adversely impacting certain parts of the country.

Management made several lease underwriting adjustments in the beginning of the third quarter of 2007 to mitigate potential losses, including the exiting of certain broker relationships and concentrating new originations in the best credit categories. These adjustments are ongoing. It is anticipated that these adjustments are expected to improve the overall lease portfolio performance over time, as leases under the new standards become a higher percentage of the overall portfolio. However, current economic difficulties throughout the country may more than offset the expected benefit of the tighter credit standards.

The non-lease loan portfolio, comprised of commercial loans, commercial mortgages, construction loans and consumer loans and lines of credit to customers in the Company’s immediate service area, has not been significantly affected by the national economic trends experienced in other areas of the country. Real estate values have remained relatively stable compared to other parts of the country, and there has not been a significant increase in the Corporation’s non-lease loan portfolio delinquency rates. Management also considered national delinquency trends as part of their analysis. The Corporation has no exposure to sub-prime mortgage loans in its loan and lease portfolio.

Management has determined that the components of the allowance for loan and lease losses at September 30, 2008 are adequate based on current conditions.

Non Performing Assets and Related Ratios

(dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Residential mortgages	$1,417	$574	$589
Commercial mortgages	—	—	—
Commercial loans	48	—	36
Leases	496	173	227

Non-accrual loans	$1,961	$747	$852
Leases	—	—	—
Consumer loans	116	1,263	4

Loans and leases 90 days or more past due and still accruing	116	1,263	4

Total non performing loans and leases	2,077	2,010	856
Other non performing assets	136	—	—
Other real estate owned (“OREO”)	—	—	—

Total non performing assets	$2,213	$2,010	$856

Allowance for loan and lease losses to non performing assets	407.3%	404.1%	968.7%
Allowance for loan and lease losses to non performing loans and leases	434.0%	404.1%	968.7%
Non performing loans and leases to total portfolio loans	0.24%	0.25%	0.11%
Allowance for loan losses to portfolio loans	1.03%	1.01%	1.07%
Non performing assets to assets	0.20%	0.20%	0.10%
Period end portfolio loans and leases	$878,194	$802,925	$775,223
Average portfolio loans and leases (quarterly average)	$864,460	$787,059	$754,249
Allowance for loan and lease losses	$9,014	$8,124	$8,292

Summary of Changes in the Allowance For Loan and Lease Losses

	Three Months Ended September 30,		Nine months ended September 30,		Year Ended December 31, 2007
(dollars in thousands)	2008	2007	2008	2007
Balance, beginning of period	$8,672	$8,605	$8,124	$8,122	$8,122
Charge-offs:
Consumer	(26)	(18)	(63)	(32)	(396)
Commercial and industrial	—	—	—	—	(41)
Real estate	—	—	—	—	—
Leases	(770)	(341)	(1,942)	(351)	(599)

Total charge-offs	(796)	(359)	(2,005)	(383)	(1,036)
Recoveries:
Consumer	5	1	12	18	22
Commercial and industrial	—	45	—	45	46
Real estate	—	—	24	—	15
Leases	70	—	161	—	64

Total recoveries	75	46	197	63	147

Net (charge-offs) / recoveries	(721)	(313)	(1,808)	(320)	(889)
Provision for loan and lease losses	1,063	—	2,698	490	891

Balance, end of period	$9,014	$8,292	$9,014	$8,292	$8,124

Net Loan and Lease Charge-offs (Annualized)

	3rd Q 2008	2nd Q 2008	1st Q 2008	4th Q 2007	3rdQ 2007
Residential mortgages	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial mortgages	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial loans	0.00%	0.00%	0.00%	0.08%	0.00%
Consumer	0.06%	0.05%	0.03%	1.15%	0.06%
Leases	5.06%	3.56%	5.06%	1.78%	4.07%

Total	0.33%	0.22%	0.31%	0.29%	0.17%

NON-INTEREST INCOME

Three months ended September 30, 2008 Compared to the Same Period Ended September 30, 2007

Non-interest income for the third quarter of 2008 was $5.4 million, $174 thousand or 3.4% higher than the comparable year ago period and $113 thousand over the $5.2 million in the second quarter of 2008. This increase was primarily attributable to revenues from the newly acquired Lau Associates of $712 thousand, offset by a decrease in organic Wealth Management revenue directly correlated to the decline in stock and bond market averages, and the loss of the BOLI income.

Total third quarter 2008 Wealth Management revenue was $3.5 million compared to $3.3 million in both the third quarter of 2007 and the second quarter of 2008. The Lau Associates revenue of $712 thousand more than offset a decline in the financial market values upon which fees are based, lower estate settlement fees and, relative to the year ago period, the loss of a significant institutional client in 2007 due to a business combination.

Wealth assets under management, administration, supervision and brokerage at September 30, 2008, including $616 million of Lau Associates assets under management and supervision, were $2.7 billion compared with $2.2 billion at June 30, 2008 and $2.3 billion at December 31, 2007. Lau Associates assets were not included in the June 30, 2008 or December 31, 2007 balances. Asset valuations at September 30, 2008 were negatively impacted by the decrease in financial market averages this year. Year to date as of September 30, 2008, the S&P Index declined approximately 20%, and corporate bond averages declined approximately 8%. Conversely, treasury bonds and mortgage-backed securities provided returns of 5% and 4% respectively. These declines were partially offset by an increase in new wealth accounts during the first nine months of 2008.

Nine months ended September 30, 2008 Compared to the Same Period Ended September 30, 2007

Non-interest income in the first nine months of 2008 was $16.2 million, a decrease of $174 thousand compared to the first nine months of 2007. Excluding the $1.3 million gain on sale of real estate in 2007, non-interest income for the nine month period ended September 30, 2008 increased $1.2 million from the same year ago period. Wealth Management revenue for the first nine months of 2008 was $10.1 million compared to $10.0 in the same period of 2007. The Lau Associates revenue of $712 thousand more than offset the loss of revenue from a significant institutional client (which was acquired in a business combination) in the first nine months of 2007, and the decline in revenue resulting from the decrease in Wealth Management assets as a result of the declines in the financial markets detailed previously. Other operating income, the net gain on the sale of loans, and service charges on deposit accounts were all higher in the first nine months of 2008 compared to the same period in 2007.

NON-INTEREST EXPENSE

Three months ended September 30, 2008 Compared to the Same Period Ended September 30, 2007

Non-interest expense for the third quarter of 2008 was $10.1 million, an increase of $1.3 million or 15.6% over the $8.9 million in the third quarter of 2007, partially due to general staffing and benefit increases, $405 thousand of operating costs associated with Lau Associates, $100 thousand of additional stock-based compensation costs, $64 thousand in intangible asset amortization and $42 thousand relating to The Bryn Mawr Trust Company of Delaware. Third quarter non-interest expenses also include $116 thousand in acquisition evaluation costs, an additional $101 thousand for FDIC insurance, $100 thousand of costs related to the surrender of the BOLI insurance contract, and $96 thousand of lower deferred loan costs due to lower lease origination volume.

Nine months ended September 30, 2008 Compared to the Same Period Ended September 30, 2007

For the nine month period ended September 30, 2008, non-interest expense was $28.2 million, up $2.3 million or 8.7% compared to the same period last year. The increase in non-interest expense is primarily the result of general increases in staffing and related benefit costs, $405 thousand in operating expenses associated with Lau Associates, and $274 thousand in higher FDIC insurance costs.

INCOME TAXES

Income taxes for the three months ended September 30, 2008 were $1.6 million compared to $1.6 million for the same period in 2007. This represents an effective tax rate for the three months ended September 30, 2008 and 2007 of 41.1% and 32.1%, respectively. Income taxes for the nine months ended September 30, 2008 were $4.6 million compared to $5.0 million for the same period in 2007. This represents an effective tax rate for the nine months ended September 30, 2008 and 2007 of 35.4% and 32.2%, respectively.

The increase in the effective tax rate is due to a reduction in the percentage of tax-free income relative to pre-tax income, $266 thousand of taxes on the cumulative income that had been earned on the BOLI contract from inception until the time of its surrender, and additional state income taxes relating to the leasing company. The $266 thousand tax increase related to BOLI increased, the Corporation’s effective tax rate for this quarter by 6.9% and by 2.1% for the nine month period ended September 30, 2008.

BALANCE SHEET ANALYSIS

Total assets increased $130.3 million or 13.0% from $1.0 billion as of December 31, 2007 to $1.1 billion as of September 30, 2008. This increase is related to an increase in portfolio loans and leases of $75.3 million from December 31, 2007 to September 30, 2008. Additionally, there was an increase in investment securities of $68.8 million to $117.2 million as of September 30, 2008 from $48.4 million as of December 31, 2007 related to the Corporation’s liquidity strategy. Partially offsetting the increase in portfolio loans and leases and investments is a decrease in cash and cash equivalents of $25.6 million or 26.9% from $95.2 million at December 31, 2007 to $69.5 million at September 30, 2008. The decrease in cash and cash equivalents is due to short-term nature of the inflows of certain deposit accounts at year end 2007.

The table below compares portfolio loans and leases outstanding at September 30, 2008 and December 31, 2007. The increases in home equity lines and loans of $26.4 million, commercial and industrial loans of $18.3 million and in commercial mortgage loans of $16.5 million are the primary drivers for the increase in total loans and leases of $75.3 million. The Corporation continues to focus its business development efforts on building banking relationships with privately held businesses, non-profits, high quality residential builders and owners of commercial real estate.

Total portfolio loans outstanding are detailed by category as follows:

	September 30, 2008	December 31, 2007	Change
(dollars in millions)			Dollars	Percentage
Real estate loans:
Commercial mortgage loans	$241.0	$224.5	$16.5	7.3%
Home equity lines and loans	149.7	123.3	26.4	21.4%
Residential mortgage loans	127.8	121.3	6.5	5.4%
Construction loans	62.3	66.9	(4.6)	(6.9)%
Commercial and industrial loans	232.1	213.8	18.3	8.6%
Consumer loans	8.3	8.0	0.3	3.8%
Leases	57.0	45.1	11.9	26.4%

Total portfolio loans and leases	$878.2	$802.9	$75.3	9.4%

Quarterly average portfolio loans and leases	$864.5	$787.1	$77.4	9.8%

Total liabilities increased $126.5 million from $911.7 million at December 31, 2007 to $1.04 billion at September 30, 2008. This change is driven by an increase in borrowed funds of $102.4 million over the past nine months, and an increase in deposits of $6.8 million. The increase in deposits and borrowings at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007	Change
(dollars in millions)			Dollars	Percentage
Non-interest bearing demand	$152.3	$228.3	$(76.0)	(33.3)%
Savings, NOW and market rate accounts	340.4	288.0	52.4	18.2%
Non-wholesale time deposits	208.9	203.4	5.5	2.7%
Wholesale deposits – IND*	20.0	—	20.0	100.0%
Time deposits from brokers and CDARS**	84.7	69.8	14.9	21.4%
Time deposits from public fund sources	50.0	60.0	(10.0)	(16.7)%

Total deposits	856.3	849.5	6.8	0.8%
Fed funds purchased	—	—	—	—
Subordinated debt	15.0	—	15.0	100.0%
FHLB advances	147.4	45.0	102.4	227.6%

Borrowed funds	162.4	45.0	117.4	260.9%

Total deposits and borrowed funds	$1,018.7	$894.5	$124.2	13.9%

Wholesale funds/Total deposits and borrowed funds	31.1%	19.5%	11.6%	59.4%
Quarterly average deposits	$809.7	$757.6	$52.1	6.9%
Quarterly average borrowings	157.4	44.6	112.8	252.9%

Quarterly average deposits and borrowings	$967.1	$802.2	$164.9	20.6%

*	IND –Insured Network Deposits provided by Promontory Interfinancial Network, LLC from broker dealers. The Corporation uses IND as a wholesale funding and liquidity management tool. Balances are in money market and NOW accounts.
**	CDARS -A nationwide network of domestic financial institutions operated by Promontory Interfinancial Network, LLC trading as “CDARS”. The Corporation uses CDARS as a wholesale funding and liquidity management tool.

Residential Mortgage Segment Activity

(dollars in thousands)	3rd Qtr 2008		2nd Qtr 2008		1st Qtr 2008		4th Qtr 2007		3rd Qtr 2007
Residential loans held in portfolio **	$127,798		$114,924		$118,117		$121,313		$113,705
Mortgage originations	24,019		30,594		28,780		34,565		37,285
Mortgage loans sold:
Servicing retained	5,985		12,642		14,294		8,583		7,588
Servicing released	7,215		10,149		11,058		12,852		17,249

Total mortgage loans sold	$13,200		$22,791		$25,352		$21,435		$24,837

Servicing retained %	45.3%		55.5%		56.4%		40.0%		30.6%
Servicing released %	54.7%		44.5%		43.6%		60.0%		69.4%
Loans serviced for others **	$353,833		$358,802		$357,734		$357,363		$364,684
Mortgage servicing rights **	2,853		2,890		2,835		2,820		2,812
Gain on sale of loans	287		363		332		353		358
Loan servicing and late fees	298		305		310		282		276
Amortization of MSRs	102		89		125		91		88
Basis point yield on loans sold	217	bp	159	bp	131	bp	165	bp	144	bp

**	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $94.1 million or 8.3% of total assets, as of September 30, 2008, compared to $90.4 million or 9.0% of total assets, as of December 31, 2007. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2008 and December 31, 2007:

	Ratio	Minimum Ratio to be Well Capitalized
September 30, 2008:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	11.72%	10.00%
Bank	11.46%	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	9.35%	6.00%
Bank	9.07%	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	8.76%	5.00%
Bank	8.53%	5.00%
December 31, 2007:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	11.31%	10.00%
Bank	10.72%	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	10.40%	6.00%
Bank	9.81%	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	10.42%	5.00%
Bank	9.83%	5.00%

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

The Bank raised a total of $15 million in subordinated debt in July and August 2008 to support organic loan growth and offset the impact of intangible assets generated by the Lau Associates acquisition. On July 30, 2008, the Bank entered into a subordinated note purchase agreement with a regional commercial bank under which the lender purchased from the Bank a subordinated note in the aggregate principal amount of $10 million (the “Subordinated Debt”), which qualifies as Tier II capital. The Bank raised an additional $5 million in subordinated debt on August 28, 2008 from another lender which also qualified as Tier II capital. Both subordinated notes bear interest at a rate per annum equal to the ninety day LIBOR rate plus 3.75% and is adjusted quarterly. Interest is payable quarterly and principal is due on September 15, 2018.

These note purchase agreements include customary representations, warranties, covenants and events of default. The lenders cannot accelerate the outstanding principal balance of the subordinated debt unless an event of default consisting of a bankruptcy, receivership, insolvency or dissolution has occurred and is continuing. The Bank may redeem the subordinated debt without premium on any interest payment date on or after September 15, 2013, and the Corporation is not a guarantor of the subordinated debt.

The Corporation temporarily discontinued its stock buy back program on May 20, 2008.

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB, purchasing wholesale certificates of deposit and selling securities as its secondary sources. Unused availability with the FHLB was approximately $183.8 million as of September 30, 2008 compared to $263.0 million as of December 31, 2007. Overnight Fed Funds lines consist of lines from eight banks totaling $70 million. Quarterly, Asset Liability Committee (“ALCO”) reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors. As of September 30, 2008, the Bank had $147.4 million in FHLB advances. The FHLB adjusted the calculation of the maximum borrowing capacity (“MBC”) for all member banks effective May 6, 2008. The Corporation’s MBC is $388.4 million as of September 30, 2008.

The FHLB is currently in the process of collecting additional loan level information in a more timely and direct basis relative to loans and securities that serve as collateral for the Corporation’s borrowing capacity with the FHLB. While this information gathering process is in the early stages, it is expected that the FHLB may use this data to modify the maximum borrowing capacity of its member institutions, including the Corporation.

In the event that the FHLB modifies its collateral standards, the modification is likely to reduce the Corporation’s maximum borrowing capacity at the FHLB. The Corporation is considering what its response would be if the FHLB excludes assets from eligible collateral, but one response the Corporation is considering is to transfer any excluded assets into one of the Federal Reserve Bank’s borrowing programs, where the collateral standards for borrowing are generally less restrictive than those of the FHLB. While management believes that the Corporation’s borrowing capacity should not be adversely affected by changes in the FHLB borrowing program because of the Corporation’s other borrowing alternatives, it will not be possible to make a final determination until the FHLB makes a final decision.

Wholesale funding, which is defined as wholesale deposits (primarily certificates of deposit and funds from the Insured Network Deposit sources “IND”) and borrowed funds (FHLB advances and subordinated debt) of $317.2 million at September 30, 2008 increased $142.4 million or 81.5% from year end 2007 balances of $174.8 million, primarily due to the increase in the investment and loan and lease portfolios discussed earlier. Wholesale funding as a percentage of total funding was 31.1% at September 30, 2008 compared to 19.5% at December 31, 2007.

During the third quarter ended September 20, 2008, the Corporation has recently been the recipient of several large deposit accounts from banking clients (over $10 million), which, when combined with the increase in wholesale funding detailed above and the increase in non-wholesale average deposits, has resulted in higher than normal cash available to be invested overnight. Due to the quarter end financial market turmoil, the Corporation opted to place these funds with the FHLB, Federal Reserve Bank and in a Treasury Sweep account, rather than in the traditional overnight Federal Funds market. The yields on these overnight investments were much lower than the Federal Funds target and in some cases were zero.

The FDIC temporary liquidity program to guarantee senior debt and non-interest bearing deposit transaction accounts may help to normalize the overnight Federal Funds market. The Corporation and Bank intend to participate in the FDIC’s temporary liquidity program to guarantee non-interest bearing deposit transaction accounts over $250 thousand and will accept the additional 10 basis point premium (which is calculated on a go-forward basis beginning on November 14, 2008). Additionally, the Corporation and Bank are evaluating our continued participation in the FDIC’s program to guarantee senior unsecured debt including interbank borrowings (i.e. Federal Funds transactions) and the related 75 basis point fee. The Corporation and the Bank are presently trying to determine the impact this program may have on its $70 million in Federal Funds lines from its correspondent banks. As discussed above, the yields on these investment options in September 2008 were much lower than the Fed Funds target rates, but considered by management to be safer investment vehicles during these economic uncertainties.

The Corporation’s investment portfolio increased to $117.2 million at September 30, 2008 from $48.4 million at December 31, 2007. This increase will serve to improve liquidity and provide the Corporation the opportunity to utilize the securities to borrow additional funds through the FHLB or through repurchase agreements. On September 30, 2008, the value of the Corporation’s investment securities portfolio was $117.2 million and was approximately $3.1 million or 2.6% below amortized cost, of which $2.3 million was attributable to corporate bonds with a cost basis of $10.2 million. Because the Corporation has determined that the impairment to the value of the securities portfolio is temporary in nature and based upon its ability and intent to hold these securities, including the corporate bonds, to maturity, the impairment is not reflected in net income for the three and nine month periods ended September 30, 2008, but has been recorded as a temporary impairment of approximately $2.0 million (net of taxes) in stockholders’ equity.

As discussed above, the Corporation’s reliance on wholesale funding has increased significantly over the last three years due mainly to the increase in the loan and lease and investments portfolios. The Corporation is constantly evaluating alternative funding sources and different options for increasing core deposits. In the absence of adequate new funding sources, the Corporation may reduce asset growth on a go-forward basis, consider selling certain loans and/or participate portions of current and future loan transactions.

On February 27, 2008 the Corporation signed an Agreement with Promotory Interfinancial Network, LLC to provide up to $30 million of Insured Network Deposits (“IND”) from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The target of $30 million was increased to $35 million on October 29, 2008. Approximately $20 million in balances at September 30, 2008 under this program were placed in money market and NOW accounts, but are classified on the balance sheet as wholesale deposits.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2008 were $307.1 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2008 amounted to $18.2 million.

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

Contractual Cash Obligations of the Corporation as of September 30, 2008:

(In thousands)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$492,656	$492,656	$—	$—	$—
Wholesale and time deposits	363,661	343,040	15,275	5,254	92
Operating leases	20,348	904	1,804	1,793	15,847
Purchase obligations	2,855	1,865	914	76	—
Non-discretionary pension contributions	—	—	—	—	—

Total	$879,520	$838,465	$17,993	$7,123	$15,939

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

The Corporation expects the construction of its West Chester, PA branch site will be completed in November 2008 with the opening targeted for December 2008. Major renovations to the Wayne, PA branch were completed in June 2008. The Corporation anticipates measured expansion of its branch footprint over the next few years.

•	Purchase of New Building in Wayne, PA

On September 29, 2008 the Corporation purchased a 3,700 square foot property at 322 East Lancaster Avenue, Wayne, PA, 19087. This building is adjacent to the Corporation’s Wayne building which houses the Wayne branch and the Corporation’s operation center. Acquiring this property will provide additional space for the Corporation to expand its operation center, while continuing to offer a portion of this property for lease.

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

In February 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005 (FDIRA-2005”). This legislation will merge the Bank Insurance Fund and the Savings Association Insurance Fund into one fund, increase insurance coverage for retirement accounts to $250,000, adjust the maximum deposit insurance for inflation after March 31, 2010 and give the FDIC greater flexibility in setting insurance assessments. As part of the FDIRA-2005, the Corporation’s primary operating subsidiary, the Bank, was granted a one-time credit of $409 thousand for utilization against future FDIC assessments. The FDIC announced that 2007 and 2008 assessments will range from 5 to 7 basis points for well capitalized institutions with composite regulatory examination ratings of one or two. The Corporation’s $409 thousand credit offset all of the 2007 premium assessment and a portion of the first quarter 2008 assessment. The actual assessment for the third quarter of 2008 was $123 thousand or the equivalent of 5 basis points annually.

Proposed risk-based adjustments to the initial base assessment rate may be made depending on the following factors: unsecured debt, secured liabilities and brokered deposits. The unsecured debt adjustment includes a potential decrease of up to 2 basis points for unsecured debt including senior and subordinated debt, a portion of Tier I capital. The secured liability and brokered deposit adjustments include a potential increase in the secured liability adjustment not to exceed 50% of a bank’s assessment rate before the increase for secured liabilities and a potential increase not exceeding 10 basis points for brokered deposits. All basis point adjustments are annualized with the adjustments to be effective April 1, 2009.

The FHLB is currently in the process of collecting additional loan level information in a more timely and direct basis relative to loans and securities that serve as collateral for the Corporation’s borrowing capacity with the FHLB. While this information gathering process is in the early stages, it is expected that the FHLB may use this data to modify the maximum borrowing capacity of its member institutions, including the Corporation.

In the event that the FHLB modifies its collateral standards, the modification is likely to reduce the Corporation’s maximum borrowing capacity at the FHLB. The Corporation is considering what its response would be if the FHLB excludes assets from eligible collateral, but one response the Corporation is considering is to transfer any excluded assets into one of the Federal Reserve Bank’s borrowing programs, where the collateral standards for borrowing are generally less restrictive than those of the FHLB. While management believes that the Corporation’s borrowing capacity should not be adversely affected by changes in the FHLB borrowing program because of the Corporation’s other borrowing alternatives, it will not be possible to make a final determination until the FHLB makes a final decision.

See Effects of Government Monetary Polices for additional information.

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

In an effort to restore liquidity and stability to the U. S. Financial System and promote future economic growth, on October 3, 2006 President George W. Bush signed a $700 billion Emergency Economic Stabilization Act (“EESA”). The EESA is an emergency bailout program that includes the purchase of troubled mortgages from financial institutions. Temporary enhancements to the FDIC insurance program limits from $100 thousand to $250 thousand, enhanced tax benefits for losses incurred in the sale of certain assets, and acceleration of the date when the Federal Reserve System is permitted to pay interest to banks with reserves on deposit with the Federal Reserve Bank (“FRB”). The rate paid is Federal Funds minus 75 basis points and became effective October 23, 2008. There is no direct premium charge for the increase in FDIC coverage for $250,000. However, there is a previously announced uniform 7 basis point premium increase effective January 1, 2009 for all institutions.

On October 14, 2008 the United States Treasury, Federal Reserve Bank and FDIC announced in a joint statement, details of the new government programs under the EESA. These programs are: The Trouble Asset Relief Program (“TARP”) and the FDIC Temporary Liquidity Program.

TARP

TARP was enacted by the Treasury Department under the EESA to solidify the financial services industry with a $700 billion rescue package. The government will buy impaired assets (mortgage backed securities and whole residential mortgages) from banks and other financial institutions if they decide to participate. On October 14, 2008, the Treasury Department allocated $250 billion of the $700 billion authorized, to buy equity stakes in financial institutions. Of the $250 billion, $125 billion was placed with 9 major financial institutions that agreed to participate which include: Goldman Sachs Group, Morgan Stanley, J.P. Morgan Chase, Bank of America, Merrill Lynch, Citigroup, Wells Fargo, Bank of New York Mellon and State Street. The remaining $125 billion is available to smaller financial companies not to exceed 3% of risk weighted assets or approximately $30 million for the Corporation as of September 30, 2008. Should the Corporation and the Bank apply and be accepted, the Corporation would need to issue non-voting warrants and senior preferred stock, comply with limits imposed on executive compensation, understand restrictions placed on increasing dividend payments, and obtain consent from the Treasury department before repurchasing its stock. Senior preferred stock shares will qualify as Tier I capital and pay a cumulative dividend rate of 5% per annum for the first five years and reset to a rate of 9% per annum after year five. The Corporation is still in the process of evaluating this program and has not made a decision on its participation. To participate, the Corporation must apply by November 14, 2008.

FDIC Temporary Liquidity Program

Announced on October 14, 2008, the United States Treasury signed a systematic risk exception to the FDIC Act, to enable the FDIC to temporarily guarantee the non-interest bearing deposit transaction accounts and senior debt of all FDIC-insured institutions and their holding companies. Non-interest bearing deposit transaction accounts under this program will have full insurance coverage guaranteed until December 31, 2009. All FDIC insured institutions will be immediately covered for the first thirty days at no charge. After the initial 30 days or December 5, 2008, institutions may elect to opt out of the program by giving notice to the FDIC. There will be an annualized service charge of 10 basis points on all deposit accounts not covered by the $250,000 limit. The Corporation has made the decision not to opt out of this coverage.

The guarantee of newly issued senior debt is for all amounts issued before June 30, 2009 subject to certain limitations. This includes promissory notes, commercial paper, inter-bank funding and any unsecured portion of secured debt. All FDIC insured institutions will be covered immediately under this program for the first thirty days at no charge. After 30 days or December 5, 2008, the institutions may elect to opt out. Institutions that elect to remain in the program will incur an annualized fee of 75 basis points on the amount of debt issued under this program. Coverage will be provided until June 30, 2012. The Corporation is still evaluating the particulars of this coverage and has not yet made a decision, as to its ability to opt out.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Over the past 21 months, the Corporation’s earning assets have grown from $730 million at December 31, 2006 to approximately $1.0 billion at September 30, 2008. This growth has been funded with various forms of wholesale funding which is defined as wholesale deposits (primarily certificates of deposit and funds from IND) and borrowed funds (FHLB advances and subordinated debt). Wholesale funding at September 30, 2008 represents approximately 31.1% of total funding compared with approximately 19.5% at December 31, 2007. Wholesale funding generally costs more than deposits generated from the Corporation’s traditional branch system and is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets.

Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

The Corporation recognizes the need to grow both wholesale and non-wholesale funding sources to support earning asset growth and to provide appropriate liquidity. In the absence of additional funding sources, the Corporation might need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans or leases. This in turn might reduce future net income of the Corporation. The FDIC proposed a risk-based assessment that is currently open for comment. If this risk-based assessment is adopted, the proposed risk-based adjustments to the initial base assessment rate may be made depending on the following factors: unsecured debt, secured liabilities and brokered deposits. The unsecured debt adjustment includes a potential decrease of up to 2 basis points for unsecured debt including senior and subordinated debt, a portion of Tier I capital. The secured liability and brokered deposit adjustments include a potential increase in the secured liability adjustment not to exceed 50% of a bank’s assessment rate before the increase for secured liabilities and a potential increase not exceeding 10 basis points for brokered deposits. All basis point adjustments are annualized with the adjustments to be effective April 1, 2009.

See Effects of Government Monetary Polices for additional information.

•	Capital Restraints

The Corporation and Bank, while considered “well capitalized” for regulatory capital purposes, has seen its capital ratios gradually decline over the past 33 months due to double digit earning asset growth and an acquisition facilitated with cash. The Corporation’s continuation of this type of growth is contingent upon the Corporation’s ability to generate sufficient additional capital through its earnings and or other sources. If the Corporation is unable to generate sufficient additional capital though its earnings or other sources, it would be necessary to slow earning asset growth and or pass up possible acquisition opportunities, which may result in a reduction of future net income growth.

•	Market conditions have adversely affected the financial services industry

Declines in the housing market over the past year, with falling home prices and increasing foreclosures, coupled with a rising unemployment rate, have resulted in write-downs of asset values by financial institutions throughout the country. These write-downs include asset-backed securities, credit default swaps and other derivative securities. Reflecting concern about the stability of the financial markets and the strength of many financial institutions, lenders have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit has led to elevated levels of commercial and consumer delinquencies, the abundance of merger and acquisition activity or failures of financial institutions and a reduction of general business activity and related revenues.

•	The steadiness of other financial institutions could have detrimental effects

Routine funding transactions may be adversely affected by the actions and soundness of other financial institutions. Financial service institutions are interrelated as a result of trading, clearing, lending, borrowing or other relationships. Transactions are executed on a daily basis with different industries and counterparties, and routinely executed with counterparties in the financial services industry. As a result, a rumor, default or failures within the financial services industry has led to market-wide liquidity problems.

•	There is no assurance that recently enacted legislation discussed above and in the sections titled Regulatory Matters and Pending Legislation and Effects of Government Monetary Policy will stabilize the financial industry as intended. Since these programs are relatively new and are in constant flux, it is difficult to accurately determine the impact participating or not participating in these programs will have on the Corporation.

ITEM 2.

The following tables present the shares repurchased by the Corporation during the third quarter of 2008 (1) (2) :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2008 – July 31, 2008	2,878	$19.64	—	195,705
August 1, 2008 – August 31, 2008	430	$23.86	—	195,705
September 1, 2008 – September 30, 2008	1,717	$23.02	—	195,705

Total	5,025	$21.16	—	195,705

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million and terminated the 2003 Program. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	In July, August and September, 2008 a total of 2,878,430, and 1,717 shares, respectfully, were purchased by the Corporation’s 401K Plan through open market transactions by the Corporation’s Wealth Management Division investment personnel.

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

Bryn Mawr Bank Corporation

Date: November 10, 2008	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: November 10, 2008	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, filed herewith. (The schedules to the Membership Interest Purchase Agreement are listed at the beginning of the agreement but have been omitted from the Exhibit to Form 10-Q. The Registrant agrees to supplementally furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A/12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, a copy of which is not filed herewith in reliance on the provisions of 17 C.F.R. Section 229.601(b)(4)(iii). The registrant agrees to furnish a copy of such agreement to the Commission upon request.

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, a copy of which is not filed herewith in reliance on the provisions of 17 C.F.R. Section 229.601(b)(4)(iii). The registrant agrees to furnish a copy of such agreement to the Commission upon request.

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008.

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4*	Deferred Bonus Plan for Executives of the Bryn Mawr Bank Corporation, dated January 1, 1999, incorporated by reference to Exhibit 10.U of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.5*	Deferred Payment Plan for Directors of the Bryn Mawr Bank Corporation, as amended and restated June 21, 2002, effective January 1, 2000, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-Q filed with the SEC on May 9, 2008.

10.6*	Deferred Payment Plan for Directors of the Bryn Mawr Trust Company, as amended and restated June 21, 2002, effective January 1, 2000, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q filed with the SEC on May 9, 2008.

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

Exhibit No.	Description and References
10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated February 5, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporations’ 10-K filed with SEC on March 13, 2008.

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)., filed herewith

31.2	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.
***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.