Form 10-K
period 2008-12-31
BRYN MAWR BANK CORP
filed 2009-03-16
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):

Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $144,164,353 on June 30, 2008.

As of December 31, 2008, there were 8,592,259 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2008, as indicated, are incorporated by reference in Parts I, II and IV hereof. The Definitive Proxy Statement of Registrant filed with respect to the Registrant’s 2009 Annual Meeting of Shareholders to be held on April 22, 2009 filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*	Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405 and does not admit that it controls the shares of Registrant’s voting stock held by the Trust Department of its bank subsidiary.

The exhibit index is on page 20.

Form 10-K

Bryn Mawr Bank Corporation

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 1, 2009.

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

GENERAL

The Bryn Mawr Trust Company (the “Bank” or “BMTC”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation” or “BMBC”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from eight full-service branches and seven Life Care Community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ Global Market (“NASDAQ GM”) under the symbol BMTC.

The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Commission (“SEC”), Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and the Pennsylvania Department of Banking.

WEBSITE DISCLOSURES

The Corporation makes available, free of charge through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained by accessing the Corporation’s website, www.bmtc.com, by clicking on Investor Relations.

OPERATIONS

•	Bryn Mawr Bank Corporation

The Corporation has no active staff as of December 31, 2008. The Corporation holds the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ GM, the SEC and other regulatory agencies.

A complete list of directors and executive officers of the Corporation and the Bank as of March 1, 2009 is incorporated by reference to the Corporation’s Annual Report to Shareholders for the year ended December 31, 2008 (the “2008 Annual Report”) at the back cover of the printed version of the Annual Report (located at page 9 of Exhibit 13.1 hereto).

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust administration and other related fiduciary services, custody services, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax services, financial planning and brokerage services. As of December 31, 2008, the market value of assets under management, administration, supervision and brokerage by the Bank’s Wealth Management Division was $2.146 billion.

The Corporation, through its Bank subsidiary, has expanded its branch footprint by establishing a de-novo branch office in Exton, PA in April 2005, relocating the former Wynnewood, PA office to Ardmore, PA in January 2007, and opening the West Chester regional branch office in West Chester, PA on January 2, 2009. The Corporation presently has 9 full-service branch offices, plus 7 Life Care Community locations. See the section titled “COMPETITION” later in this item for additional information.

At December 31, 2008, the Corporation and its subsidiaries had 237 full time and 29 part time employees, equaling 252 full time equivalent staff.

OTHER OPERATING SUBSIDIARIES OF THE BANK

The Bank has four operating subsidiaries providing various services as described below:

•	Insurance Counsellors of Bryn Mawr, Inc.

Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”) began operation in February 1998 as a wholly owned subsidiary of the Bank. ICBM is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

ICBM utilizes five licensed insurance agents and ICBM employees are included in the Corporation’s employment numbers above.

•	BMT Settlement Services, Inc.

BMT Settlement Services, Inc. (“BMTS”) began operation in February 2002. BMTS is a limited partner in Bryn Mawr Settlement Services, LP (the “Limited Partnership”), which partners with Commonwealth Land Transfer Company, to provide title search and abstract services to Bank customers. Under the terms of the Limited Partnership’s partnership agreement, BMTS receives seventy percent of the profits of the Limited Partnership, after expenses. BMTS is a wholly owned subsidiary of the Bank.

BMTS’ primary market area is located in southeastern Pennsylvania. BMTS is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. BMTS had no employees as of December 31, 2008.

•	BMT Mortgage Services, Inc.

BMT Mortgage Services, Inc. (“BMTM”) began operations in February, 2006. BMTM is a member in BMT Mortgage Company, LLC, which was established in 2006 to provide mortgage services to customers of Keller Williams’ Bryn Mawr, PA office. Under the terms of the operating agreement, BMTM has a 40% interest in the entity, performs certain accounting and administrative functions, and processes certain mortgage applications for a fee. BMTM is a wholly owned subsidiary of the Bank.

•	BMT Leasing, Inc.

BMT Leasing, Inc. (“BMTL”) began operations in September 2006. BMTL is a Delaware corporation registered to do business in Pennsylvania. BMTL is an equipment leasing company servicing customers nationwide from its Bryn Mawr location with leases ranging from $10 thousand to $150 thousand. BMTL is a wholly owned subsidiary of the Bank and had 13 employees as of December 31, 2008. All BMTL employees are included in the Corporation’s employment numbers above.

The Corporation has two operating subsidiaries which provide various services as described below:

•	Lau Associates

On July 15, 2008, the Corporation acquired JNJ Holdings LLC (“JNJ”), Lau Associates LLC (“Lau”) and Lau Professional Services LLC (“Lau Professional” and together with Lau and JNJ, “Lau Associates”). Lau Associates is a nationally recognized independent, family office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau Associates employed 10 employees as of December 31, 2008. Lau Associates’ employees are included in the Corporation’s employment numbers. Lau Associates LLC is a financial planning and investment advisory firm, while Lau Professional specializes in tax preparation. Lau and Lau Professional are wholly owned subsidiaries of JNJ which is a wholly owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company of Delaware

The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) began operations as a limited purpose trust company in the fourth quarter of 2008. BMTC-DE is located in Wilmington, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. BMTC-DE employed two full-time employees as of December 31, 2008. BMTC-DE employees are included in the Corporation’s employment numbers. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly owned subsidiary of the Corporation.

SOURCES OF THE CORPORATION’S REVENUE

•	Continuing Operations

The following table shows the percentage of consolidated revenues with respect to various segments of the Corporation’s operations.

	2008		2007		2006
Interest income on loans, leases and investments	$57,934	73.0%	$54,218	71.3%	$45,906	71.4%
Other banking fees including insurance	5,257	6.6%	5,795	7.6%	3,696	5.8%
Wealth management segment	13,855	17.4%	13,502	17.8%	12,422	19.3%
Mortgage banking segment	2,360	3.0%	2,484	3.3%	2,242	3.5%

Total revenues from continuing operations	$79,406	100.0%	$75,999	100.0%	$64,267	100.0%

See Note 26, Segment Information, in the Notes to the Consolidated Financial Statements located in the 2008 Annual Report for additional information. The Corporation had no discontinued operations in 2006, 2007 or 2008.

STATISTICAL INFORMATION

The statistical information required in this Part I Item I is incorporated by reference to the information appearing in the 2008 Annual Report in the sections captioned Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Financial Statements and related notes.

•	Financial Information About Segments

The financial information concerning the Corporation’s business segments is incorporated by reference to the MD&A of the 2008 Annual Report and Note 26, Segment Information, to the financial statements accompanying the 2008 Annual Report.

COMPETITION

The Corporation and its subsidiaries, including the Bank, compete for deposits, loans and Wealth Management services in Delaware, Montgomery, Chester and Philadelphia counties in southeastern Pennsylvania. The Corporation has a significant presence in the affluent Philadelphia suburbs known as the “Main Line.” The Corporation has nine full-service branches and seven Life Care Community offices.

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

With the acquisition of Lau Associates in July 2008 and the formation of BMTC-DE, the Corporation has expanded into the State of Delaware where it competes for wealth management business. Additionally, BMTC competes on a national level for its leasing customers.

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

The regulations of the Pennsylvania Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s retained earnings which was $79.9 million as of December 31, 2008. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Act”). Under this system, the amount of FDIC assessments paid by an individual insured depository institution, such as the Bank, is based on the level of risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios. The FDIC announced that 2008 assessments will range from 5 to 7 basis points for well capitalized institutions with composite regulatory examination ratings of one or two. This assessment increased again in January 2009 by 7 basis points. The Act provided for a one time premium assessment credit for eligible insured depository institutions. The Bank was granted a one-time credit of approximately $409 thousand for use against future FDIC insurance premiums. The Bank used approximately $365 thousand of the credit against the 2007 premium assessments and the remaining $44 thousand in the first quarter of 2008.

On February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the banking industry as of June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Comments on the interim rule on special assessments are due no later than 30 days after publication in the Federal Register. A special assessment of 20 basis points would amount to approximately $1.74 million in FDIC expense for the Bank based on December 31, 2008 deposits of approximately $869 million.

On February 27, 2009, the FDIC adopted changes to its ongoing assessment rates for base and risk-based deposit insurance. Effective for the second quarter of 2009, a bank’s annual assessment base rates will be as follows, depending on the bank’s risk category:

	Risk Category
	I		II	III	IV
	Minimum	Maximum
Annual Rates (in basis points)	12	16	22	32	45

The base assessment rate can be adjusted downward based on a bank’s unsecured debt and level of excess capital above the well capitalized threshold, or upward based on a bank’s secured liabilities including Federal Home Loan Bank advances and repurchase agreements, so that the total risk-based assessment rates will range as follows, depending on a bank’s risk category:

Risk Category
	I	II	III	IV
Initial base assessment rate	12 to 16	22	32	45
Unsecured debt adjustment	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Secured liability adjustment	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered deposit adjustment	—	0 to 10	0 to 10	0 to 10
Total base assessment rate	7 to 24	17 to 43	27 to 58	40 to 77.5

Based on Management’s preliminary analysis of the February 27, 2009 final rule for ongoing assessments, the Banks estimated 2009 FDIC insurance cost projection would be $1.4 million, assuming the Bank qualifies for Risk Category I.

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

Under the GLB Act, a bank subject to various requirements is permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of FHC’s. However, to be able to engage in such activities a bank must continue to be “well-capitalized” and well-managed and receive at least a “satisfactory” rating in its most recent Community Reinvestment Act examination.

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) addresses, among other matters, increased disclosures; audit committees; certification of financial statements by the chief executive officer and the chief financial officer; forfeiture of bonuses and profits made by directors and senior officers in the twelve (12) month period covered by restated financial statements; a prohibition on insider trading during Corporation stock blackout periods; disclosure of off-balance sheet transactions; a prohibition applicable to companies, other than federally insured financial institutions, on personal loans to their directors and officers; expedited filing of reports concerning stock transactions by a company’s directors and executive officers; the formation of a public accounting oversight board; auditor independence; and increased criminal penalties for violation of certain securities laws.

KPMG LLP (“KPMG”), the Corporation’s Independent Registered Public Accounting Firm, has issued an attestation report that management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2008 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in their opinion, KPMG stated that the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO framework.

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

•	Sufficient Funding to Support Earning Asset Growth

Over the past 24 months, the Corporation’s assets have grown from $827 million at December 31, 2006 to approximately $1.15 billion at December 31, 2008. This growth has been funded with various forms of wholesale funding which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds (FHLB advances and subordinated debt). Wholesale funding at December 31, 2008 represents approximately 30.9% of total funding compared with approximately 19.5% at December 31, 2007 and 4.8% at December 31, 2006. Wholesale funding generally costs more than deposits generated from the Corporation’s traditional branch system and is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

The Corporation recognizes the need to grow both wholesale and non-wholesale funding sources to support earning asset growth and to provide appropriate liquidity. In the absence of wholesale funding sources, the Corporation may fund earning asset growth with additional subordinated debt and/or other transactions that might be available, including the TLGP. If none of these funding sources are available, the Corporation might need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans or leases. This in turn might reduce future net income of the Corporation.

On February 27, 2009, the FDIC finalized its risk based assessment rules for ongoing assessments. These new rules include certain upward adjustments in the base assessment rate for rapid growth and use of wholesale funding. These new ongoing assessment rules effectively increase the cost of wholesale funding above certain thresholds in the form of increased FDIC assessments.

See Regulatory Matters and Pending Legislation in the 2008 Annual Report for additional information.

•	Other Recent Legislation and Regulatory Actions

Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the Treasury, and the FDIC have announced various programs designed to enhance market liquidity and bank capital.

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“ESSA”) was signed into law and established the Troubled Assets Relief Program (“TARP”) administered by the U.S. Treasury Department. As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA and the effect such measures may have on the Corporation.

As further response to the economic crisis, the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009 by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until they have repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate agency. The Corporation elected not to participate in TARP due to its “well capitalized” regulatory capital position and the ever changing conditions of the program.

On February 10, 2009, a Capital Assistance Program was announced to ensure that banking institutions are capitalized with high-quality capital. The program was initiated on February 24, 2009 and evaluates the capital needs of major U.S. banking institutions in this challenging economic environment. The program will assess if an additional capital buffer is warranted, allow the institution to seek private sources of capital or turn to the government for a temporary source of capital, and is not expected to be a new capital standard or maintained on an ongoing basis. Eligibility is dependent on the results of a government stress test, which will be administered on a mandatory basis to banks with $100 billion plus in assets and if accepted, provides Tier 1 capital assistance. The application deadline for the program is May 25, 2009 and after receiving preliminary approval, six months will be provided to close the transaction during which time the company may seek to raise private capital. The capital will be senior to common stock, have an equal level of seniority to existing preferred shares, and will be required to pay cumulative dividends to the government at a rate of 9% per annum, compounded quarterly. The Corporation is currently evaluating the requirements of the program.

•

Difficult economic conditions and market volatility have adversely impacted the banking industry and financial markets and may significantly affect our business, financial condition, or results of operation

The Corporation’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.

Dramatic declines in the housing market beginning in the latter half of 2007, together with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection.

The capital and credit markets, including the fixed income markets, have been experiencing volatility and disruption for more than fifteen months. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ financial strength.

Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. Accordingly, the resulting lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, we may face the following risks in connection with these events:

•

Inability of our borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•

Increased regulation of our industry, including heightened legal standards and regulatory requirements or expectations imposed in connection with EESA and ARRA. Compliance with such regulation will likely increase our costs and may limit our ability to pursue business opportunities.

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, which may result in an inability to borrow on favorable terms or at all from other financial institutions.

•

Increased competition among financial services companies due to consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect our ability to market our products and services.

•	Further increases in FDIC insurance premiums due to the market developments which have significantly depleted the insurance fund of the FIDC and reduced the ratio of reserves to insured deposits.

•	Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations. Several factors could cause the market price for our common shares to fluctuate substantially in the future, including:

•	announcements of developments related to our business;

•	fluctuations in our results of operations;

•	sales of substantial amounts of our securities into the marketplace;

•	general conditions in our markets or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections; and

•	our announcement of new acquisitions or other projects.

•	Capital Restraints

The Corporation and Bank, while considered “well capitalized” for regulatory capital purposes, have seen capital ratios gradually decline over the past 24 months due to earning asset growth and an acquisition facilitated with cash. The Corporation’s continuation of this growth at this rate is contingent upon the Corporation’s ability to generate sufficient additional capital through its earnings and or other sources. If the Corporation is unable to generate sufficient additional capital though its earnings or other sources, it would be necessary to slow earning asset growth and or pass up possible acquisition opportunities, which may result in a reduction of future net income growth.

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

•	Federal Home Loan Bank of Pittsburgh suspends dividend and capital stock repurchase

On December 23, 2008, the FHLBank of Pittsburgh (“FHLB-P”) announced that it will voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB-P expects that its ability to pay dividends and add to retained earnings will be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity and constrained access to debt markets at attractive rates. Capital stock repurchases from member banks will be reviewed on a quarterly basis, but no repurchase will take place in the first quarter of 2009, or in subsequent quarters until advised. The FHLB-P is the primary source of liquidity for BMTC, but BMTC can also use other alternatives that include the Federal Reserve discount window and wholesale funding. BMTC as of December 31, 2008 held $7.9 million of FHLB-P capital stock and is monitoring the situation closely as are other FHLB-P banks.

•	Financial downfall increases other-than-temporary-impairment (“OTTI”) charges

Due to the current economic crisis, there has been a rise in OTTI charges taken by institutions, as the fair market values of many investment securities have fallen below their amortized cost basis. The increasing duration of unrealized losses on these securities brought about heightened scrutiny by banks, auditors, and outside examiners on whether write-downs were necessary. A worst case scenario for BMTC would be if regulatory capital ratios fall below the “well capitalized” regulatory requirement due to impairment charges which might necessitate a need to raise capital. BMTC has evaluated its investment portfolio as of December 31, 2008 and no OTTI charges are warranted.

•	The steadiness of other financial institutions could have detrimental effects

Routine funding transactions may be adversely affected by the actions and soundness of other financial institutions. Financial service institutions are interrelated as a result of trading, clearing, lending, borrowing and other relationships. Transactions are executed on a daily basis with different industries and counterparties, and routinely executed with counterparties in the financial services industry. As a result, rumors, defaults or failures within the financial services industry in general could lead to market-wide liquidity problems which in turn could impact the financial condition of the Corporation.

•	Future loan and lease losses may exceed the Corporation’s allowance for loan and lease losses

The Corporation is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A continued downturn in the economy or the real estate market in the Corporation’s market area or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to the Corporation in excess of loan and lease loss allowances. To the extent loans are not paid timely by borrowers, the loans and leases are placed on non-accrual, thereby reducing interest income. To the extent loan and lease charge-offs exceed the Corporation’s projections, increased amounts allocated to the provision for loan losses would reduce income.

•	Leasing business transactions may result in additional risks not previously experienced by the Corporation

The Corporation’s leasing business which began operations in September 2006 consists of leasing various types of equipment to businesses in amounts ranging from $10 thousand to $150 thousand throughout the United States. In addition to anticipated credit losses higher than our traditional lending business, the Corporation’s leasing business is facing a nationwide economic slowdown. Additional risks may include additional state regulatory burdens including multi-state tax issues such as state income taxes, personal property taxes and sales and use taxes.

•	Rapidly changing interest rate environment could reduce the Corporation’s net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of Management. As interest rates change, net interest income is affected. Rapidly changing interest rates in the future could result in interest expense increasing faster than interest income because of divergence in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in real estate related loans, which have been a significant portion of the Corporation’s revenue growth over the past two years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Changes in interest rates might also impact the values of equity and debt securities under management and administration by the Bank’s Wealth Management Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A of the 2008 Annual Report for additional details regarding interest rate risk.

•	A continued general economic slowdown could further impact Wealth Management Division revenues and impair the value of goodwill and other intangibles related to the Wealth Management business

A continued general economic slowdown might further decrease the value of Wealth Management Division assets under management and administration resulting in lower fee income. Such an economic downturn might also result in Wealth Management Division clients seeking alternative investment opportunities with other providers, resulting in lower fee income to the Corporation.

Revenue in BMTC’s core wealth management business in 2008 decreased due to the downturn in the fair value of the financial markets, as fees are based on assets under management. Overall, revenue for Wealth Management services in 2008 increased $340 thousand from December 31, 2007 due to the mid-year acquisition of Lau Associates. Revenue for Lau Associates is based on a fee for service model, not assets under management. A prolonged downturn in the financial markets could further reduce wealth management revenue and might impair the value of the Corporation’s mid-year acquisition of Lau Associates, even though their revenue structure is not directly dependent on the fair value of wealth assets being serviced. Under the terms of the July 15, 2008 Lau Associates acquisition, the Corporation has three additional earn-out payments due in the first quarter of each of 2010, 2011 and 2012 (which will each be recorded at the end of 2009, 2010, and 2011). The maximum purchase price for the acquisition will not exceed $19 million (approximately $10 million of which has already been paid).

•	The financial services industry is very competitive

The Corporation faces competition in attracting and retaining deposits, making loans, and providing other financial services such as trust and investment management services throughout the Corporation’s market area. The Corporation’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, registered investment advisors, financial planning firms, leasing companies, government-sponsored enterprises, on-line banking enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than the Corporation. This is especially evident in regard to advertising and public relations spending. For a more complete discussion of our competitive environment, see “BUSINESS—COMPETITION” in Item 1 above. If the Corporation is unable to compete effectively, the Corporation will lose market share and income from deposits, loans, and other products may be reduced.

•	Decreased residential mortgage origination, volume and pricing decisions of competitors

The Corporation originates, sells and services residential mortgage loans. Changes in interest rates and pricing decisions by our loan competitors affect demand for the Corporation’s residential mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, ultimately reducing the Corporation’s net income. New regulations may be introduced to the residential mortgage origination market due to issues resulting from the 2007/2008 “sub-prime” mortgage crisis. These new regulations may increase costs and make it more difficult to operate a residential mortgage origination business.

•

There is no assurance that recently enacted legislation discussed above and in the sections of the 2008 Annual Report titled Regulatory Matters and Pending Legislation and Effect of Government Monetary Policy will stabilize the financial industry as intended. Since these programs are relatively new and are continuously changing, it is difficult to accurately determine the impact participating or not participating in these programs will have on the Corporation.

•

Additional risk factors also include the following, all of which may reduce revenues and/or increase expenses and/or pull Management’s attention away from core banking operations which may ultimately reduce the Corporation’s net income

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

In addition, as part of the Bryn Mawr (“Main Office”) office complex, the Corporation occupies three buildings across the street from the Main Office. These buildings house the finance/accounting, marketing, other administrative functions and the Corporation’s Wealth Division. The surplus space in these buildings is sublet to several tenants on short term leases. The Corporation leases two of these buildings and owns the third building.

The Corporation’s operations center and Wayne branch office are located in a three story building owned by the Corporation and located in Wayne, PA, approximately 6 miles from the Main Office complex.

Additionally, the Corporation and its subsidiaries own or lease nine branch office facilities and seven Life Care Community offices. The Corporation owns five of its branch locations and has long term ground leases on its most recently established branches. All of the life care community office locations are leased under various terms ranging from month to month to up to five years.

Total monthly minimum cash lease payments for office, branch office (including ground leases) and life care community locations amount to $92 thousand per month.

On September 29, 2008, the Corporation purchased a 3,700 square foot property at 322 East Lancaster Avenue, Wayne, PA. This building is adjacent to the Corporation’s Wayne building which houses the Wayne branch and the Corporation’s operations center. Acquiring this property will provide additional space for the Corporation to expand its operations center, while continuing to offer a portion of this property for lease.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

•	Price Range of Shares

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Price Range of Shares” in the 2008 Annual Report.

•	Comparison of Cumulative Total Return Chart

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Comparison of Cumulative Total Returns” in the 2008 Annual Report.

•	Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under the Corporation’s Stock Option Plans as of December 31, 2008. Additional information regarding the Corporation’s stock option plans can be found at Note 16 – “Stock Option Plan” in the accompanying Notes to Consolidated Financial Statements found in the 2008 Annual Report and such information is incorporated herein by reference thereto. Information about the payment of the independent directors’ retainer compensation in our common stock is set forth in the paragraph following the table.

Plan Category	A. Number of securities to be issued upon exercise of outstanding options	B. Weighted- average exercise price of outstanding options	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by shareholders	901,814	$19.70	180,671
Equity compensation plans not approved by shareholders	—	—	—
Total	901,814	$19.70	180,671

We have agreed to pay, and our non-employee independent directors have agreed to accept, payment of their annual $12,500 retainer compensation in the form of our common stock, payable in April of each year at the market value of the stock on the day prior to the day of payment. If all of the Corporation’s non-employee independent directors, including the directors elected at the Annual Meeting, continue this compensation arrangement for their 2009-2010 terms as directors, it is estimated, based on the $20.10 per share market price of the stock on December 31, 2008, that such directors, as a group, will receive a total of 4,975 shares of our common stock as retainer compensation.

•	Issuers Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2008:

Shares Repurchased in the 4th Quarter of 2008 were as follows: (1)

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1, 2008 – Oct. 31, 2008	—	—	—	195,705
Nov. 1, 2008 – Nov. 30, 2008	1,518	$16.80	—	195,705
Dec. 1, 2008 – Dec. 31, 2008	—	—	—	195,705

Total	1,518	$16.80	—	195,705

Notes to these tables:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program. All shares purchased through the 2006 Program are accomplished in open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial Data” in the financial section of the 2008 Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

The information required by this Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the financial section of the 2008 Annual Report.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is incorporated by reference to information appearing in the MD&A Section of the 2008 Annual Report, more specifically in the sections entitled “Net Interest Income”—Rate Volume Analysis of Interest Rates and Interest Differential, Net Interest Income and Net Interest Margin—2008 Compared to 2007, and—2007 Compared to 2006, Net Interest Margin Over the Last Five Quarters, Interest Rate Sensitivity, Summary Interest Rate Simulation, and Gap Report; “Provision for Loan and Lease Losses”—General Discussion of the Allowance for Loan and Lease Losses, Asset Quality and Analysis of Credit Risk, Non-Performing Assets and Related Ratios, Summary of Changes in the Allowance of Loan and Lease Losses, Allocation of Allowance for Loan and Lease Losses; “Non-Interest Income”; “Non-Interest Expense”; “Income Taxes”; “Balance Sheet Analysis”; “Discussion of Segments”; “Capital”; “Liquidity”; “Off Balance Sheet Risk”; “Contractual Cash Obligation of the Corporation as of December 31, 2008”; and “Other Information.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the auditor’s report thereon and supplementary data required by this Item 8 are incorporated by reference to the financial section of the 2008 Annual Report.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, CPA, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2008, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

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

The information required in this Item 9A is incorporated by reference to the financial section of the 2008 Annual Report.

•	Report of Independent Registered Public Accounting Firm

The information required in this Item 9A is incorporated by reference to the financial section of the 2008 Annual Report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Corporation is incorporated by reference to the definitive proxy statement of the Corporation filed with the SEC pursuant to Regulation 14A (the “Corporation’s Proxy Statement”) at pages 4 to 15.

The information with respect to Committees of the Corporation’s Board of Directors are incorporated by reference to the Corporation’s Proxy Statement at pages 6 to 13.

Each member of the Audit Committee is independent and financially literate as defined by Nasdaq GM. The Board of Directors of the Corporation has determined that Scott M. Jenkins and Britton H. Murdoch are financial experts as defined by SEC regulations.

The Boards of Directors of the Corporation and the Bank have each determined that all of its members are independent and meet the independence requirements of the Nasdaq GM, except for Frederick C. Peters, II and Francis J. Leto. Because Mr. Peters is the President and Chief Executive Officer of the Corporation and the Bank, he is not independent. Mr. Peters also serves as Chairman of the Boards of the Corporation and the Bank. Mr. Leto became a non-independent member of the Board of Directors as of January 20, 2009 when he assumed the position of Executive Vice President of the Bank – Wealth Management Division.

•	Executive Officers of the Corporation and the Bank

Below is certain information with respect to the executive officers of the Corporation and Bank as of March 1, 2009:

NAME	AGE AS OF MARCH 1, 2009	OFFICE WITH THE CORPORATION AND/OR BANK
Frederick C. Peters II	59	President and Chief Executive Officer and Chairman of Corporation and Bank

J. Duncan Smith, CPA	50	Treasurer and Chief Financial Officer of Corporation and Executive Vice President, Treasurer & Chief Financial Officer of Bank

Alison E. Gers	51	Executive Vice President of Bank – Community Banking Division, Marketing, Technology and Information, Services and Operations

Joseph G. Keefer	50	Executive Vice President of Bank - Chief Lending Officer

Robert J. Ricciardi	60	Secretary of Corporation and Executive Vice President, Secretary and Chief Credit Policy Officer of the Bank

Francis J. Leto	49	Executive Vice President of Bank – Wealth Management Division

Matthew G. Waschull	47	Executive Vice President of Bank; President and Chief Operating Officer – The Bryn Mawr Trust Company of Delaware

•

Mr. Peters was elected President and Chief Executive Officer and a Director of the Corporation and the Bank on January 22, 2001. Mr. Peters was elected the Chairman of the Boards of the Bank and Corporation effective August 5, 2002. Prior to that, Mr. Peters was founder, President and Chief Executive Officer of the 1st Main Line Bank, a division of National Penn Bank, from May 1995 to January 2001.

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

•

Ms. Gers was employed by the Bank in 1998 as Senior Vice President of Marketing. Ms. Gers was appointed Executive Vice President of the Bank in 2001. Since joining the Bank, Ms. Gers has held various positions. As of September 2005, Ms. Gers became responsible for the Community Banking Division, marketing, technology and information services and operations.

•

Mr. Keefer was employed by the Bank in 1991 as Vice President and Commercial Lending manager. Mr. Keefer was made the Bank’s Chief Lending Officer in December 1997. In February 2001, Mr. Keefer was designated Executive Vice President and Chief Lending Officer of the Bank. In December 2002, Mr. Keefer assumed responsibility for the Bank’s Credit Division.

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

•

Mr. Leto was appointed Executive Vice President of the Corporation and the Bank, and acting head of the Bank’s Wealth Management Division on January 20, 2009. Prior to joining Bryn Mawr Trust, Mr. Leto served as General Counsel for Lifestyle Development, LP from October 2007 to January 2009; of Counsel for Brett Senior & Associates from April 2006 to January 2009; partner in the law firm of Celli and Leto, LLP from January 1995 to March 2006; and President, Brandywine Abstract Company, L.P. from May 1988 to January 2009.

•

Mr. Waschull was appointed President and Chief Operating Officer of The Bryn Mawr Trust Company of Delaware in January 2009 and continues to serve as Executive Vice President of the Bank. Mr. Waschull served as Executive Vice President of the Bank in charge of the Wealth Management Division from February 2007 through January 20, 2009. Prior to joining Bryn Mawr Trust, Mr. Waschull served as Managing Director for a substantial segment of the private wealth management business at Wilmington Trust Company in Wilmington, Delaware.

The Corporation has adopted a Code of Business Conduct and Ethics (“the Code”) which amended, restated and combined into one code its Code of Ethics for Officers and Directors and its Employee Code of Ethics. The Code is available on the Corporation’s website at www.bmtc.com under the “Code of Ethics” caption and printed copies are available to any shareholder upon request. The Code meets the requirements for a code of ethics for the Corporation’s principal executive officer, principal financial officer and Comptroller or persons performing similar functions under Item 406 of Regulation S-K of the SEC. Any amendments to the Code, or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by another means approved by the SEC.

The information with respect to compliance with Section 16 of Securities Exchange Act of 1934 is incorporated by reference to the Corporation’s Proxy Statement at page 43.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to the executive compensation section and the Corporations’ compensation committee report section of the Corporation’s Proxy Statement at pages 15 to 35.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in this Item 12 is incorporated by reference to Item 5, at page 15 of this 2008 Form 10-K and to the section titled “Security Ownership of Certain Beneficial Owners” of the Corporation’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this Item 13 is incorporated by reference to the Corporation’s Proxy Statement at page 36.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item  14 is incorporated by reference to the Corporation’s Proxy Statement at pages 38 to 39.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) — The following items are incorporated by reference to the 2008 Annual Report, attached hereto as Exhibit 13.1 (see table of contents on cover of 2008 Annual Report for specific page references):

Report of Independent Registered Public Accounting Firm, KPMG LLP

Consolidated Financial Statements and related Notes

Quarterly Results of Operations

Item 15(a)(2) — Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

Item15(a)(3) — Exhibits

Exhibit No.	Description and References
3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, filed herewith

10.2	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008, filed herewith

10.5	Amended and Restated Deferred Payment Plan for Directors of the Bryn Mawr Bank Corporation, effective January 1, 2009, filed herewith

10.6	Amended and Restated Deferred Payment Plan for Directors of the Bryn Mawr Trust Company, effective January 1, 2009, filed herewith

10.7	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17	Executive Change-of-Control Amended and Restated Severance Agreement, dated February 5, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 of the Corporations file 10-K filed with the SEC on March 13, 2008

10.19	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20	Bryn Mawr Bank corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, filed herewith

13.1	Corporation’s Annual Report to Shareholders for the year ended December 31, 2008, filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2008 Annual Meeting to be held on April 22, 2009, expected to be filed with the Securities and Exchange Commission on or around March 18, 2009, and incorporated hereto by reference

Item 15(b) — The Exhibits described above in Item 15(a)(3) are attached hereto or incorporated by reference herein, as noted

Item15(c) — Not Applicable

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

(Registrant) Bryn Mawr Bank Corporation

By: /s/ J. Duncan Smith, Treasurer and Chief Financial Officer

Date March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Frederick C. Peters Frederick C. Peters II	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2009

/s/ J. Duncan Smith J. Duncan Smith	Treasurer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 13, 2009

/s/ David E. Lees David E. Lees	Director	March 13, 2009

/s/ Andrea F. Gilbert Andrea F. Gilbert	Director	March 13, 2009

Wendell F. Holland	Director	March __, 2009

/s/ Francis J. Leto Francis J. Leto	Director	March 13, 2009

/s/ B. Loyall Taylor, Jr. B. Loyall Taylor, Jr.	Director	March 13, 2009

/s/ Thomas L. Bennett Thomas L. Bennett	Director	March 13, 2009

/s/ Britton H. Murdoch Britton H. Murdoch	Director	March 13, 2009

/s/ Scott M. Jenkins Scott M. Jenkins	Director	March 13, 2009