Form 10-Q
period 2009-03-31
BRYN MAWR BANK CORP
filed 2009-05-11
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2009
Common Stock, par value $1

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Unaudited

	Three Months Ended March 31
(dollars in thousands, except share data)	2009	2008
Interest income:
Loans	$11,461	$11,959
Leases	1,541	1,319
Cash and cash equivalents	100	103
Investment securities	1,191	681

Total interest income	14,293	14,062
Interest expense:
Savings, NOW, and market rate accounts	816	1,057
Time deposits	1,554	2,115
Wholesale deposits	813	1,646
Borrowed funds	1,263	636
Subordinated debt	221	—

Total interest expense	4,667	5,454

Net interest income	9,626	8,608
Loan and lease loss provision	1,591	854

Net interest income after loan and lease loss provision	8,035	7,754
Non-interest income:
Fees for wealth management services	3,504	3,312
Service charges on deposit accounts	463	392
Loan servicing and other fees	291	310
Net gain on sale of residential mortgage loans	1,877	332
BOLI income	—	143
Net gain on sale of investments	472	222
Interest rate floor income	—	268
Other operating income	878	651

Total non-interest income	7,485	5,630

Non-interest expenses:
Salaries and wages	5,479	4,479
Employee benefits	1,582	1,332
Occupancy and bank premises	927	750
Furniture, fixtures, and equipment	586	549
Advertising	232	272
Impairment of mortgage servicing rights	204	49
Amortization of mortgage servicing rights	195	76
Intangible asset amortization	77	—
FDIC insurance	322	91
Professional fees	343	319
Other operating expenses	1,521	1,162

Total non-interest expenses	11,468	9,079
Income before income taxes	4,052	4,305
Income taxes	1,420	1,407

Net income	$2,632	$2,898

Basic earnings per common share	$0.31	$0.34
Diluted earnings per common share	$0.31	$0.34
Dividends declared per share	$0.14	$0.13
Weighted-average basic shares outstanding	8,602,406	8,534,467
Dilutive potential common shares	18,498	28,413

Weighted-average dilutive shares	8,620,904	8,562,880

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

(dollars in thousands, except share data)	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$9,342	$18,776
Interest bearing deposits with banks	30,283	45,100
Money market funds	72,433	5,109

Total cash and cash equivalents	112,058	68,985
Investment securities available for sale, at fair value (amortized cost of $105,l96 and $107,255 as of March 31, 2009 and December 31, 2008, respectively)	106,191	108,329
Loans held for sale	2,896	3,024
Portfolio loans and leases	893,477	899,577
Less: Allowance for loan and lease losses	(10,137)	(10,332)

Net portfolio loans and leases	883,340	889,245

Premises and equipment, net	21,255	21,296
Accrued interest receivable	4,244	4,033
Deferred income taxes	5,537	5,478
Mortgage servicing rights	2,707	2,205
Bank owned life insurance (BOLI)	—	15,585
Goodwill	4,824	4,629
Intangible assets	5,652	5,729
Other investments	10,753	10,866
Other assets	9,045	11,942
Other real estate owned (OREO)	1,315	—

Total assets	$1,169,817	$1,151,346

Liabilities
Deposits:
Noninterest-bearing demand	$177,153	$174,449
Savings, NOW and market rate accounts	417,715	362,738
Wholesale deposits	86,746	120,761
Time deposits	205,164	211,542

Total deposits	886,778	869,490

Borrowed funds	152,442	154,939
Subordinated debt	15,000	15,000
Accrued interest payable	4,309	4,369
Other liabilities	16,591	15,135

Total liabilities	1,075,120	1,058,933

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares as of March 31, 2009 and December 31, 2008 respectively; issued 11,539,482 and 11,513,782 shares as of March 31, 2009 and December 31, 2008 respectively and outstanding of 8,615,296 and 8,592,259 shares as of March 31, 2009 and December 31, 2008, respectively	11,539	11,514
Paid-in capital in excess of par value	13,797	12,983
Accumulated other comprehensive loss, net of taxes	(7,937)	(7,995)
Retained earnings	107,274	105,845

	124,673	122,347

Less: Common stock in treasury at cost 2,924,186, and 2,921,523 shares as of March 31, 2009 and December 31, 2008 respectively	(29,976)	(29,934)

Total shareholders’ equity	94,697	92,413

Total liabilities and shareholders’ equity	$1,169,817	$1,151,346

Book value per share	$10.99	$10.76

Tangible book value per share	$9.78	$9.55

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended March 31
(dollars in thousands)	2009	2008
Operating activities:
Net income	$2,632	$2,898
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	1,591	854
Provision for depreciation and amortization	592	425
Loans originated for resale	(92,290)	(24,723)
Proceeds from loans sold	94,295	25,684
Net gain on sale of residential mortgages	(1,877)	(332)
Provision for deferred income taxes (benefit)	(90)	(153)
Stock-based compensation cost	70	43
Change in income tax payable/receivable	1,372	1,434
Change in accrued interest receivable	(211)	410
Change in accrued interest payable	(60)	6
Change in mortgage servicing rights, net	(502)	(15)
Change in intangible assets	77	—
Other, net	3,530	2,091

Net cash provided by operating activities	9,129	8,622

Investing activities:
Purchases of investment securities	(20,345)	(56,410)
Proceeds from sale of investment securities available for sale	14,737	21,004
Proceeds from maturity of investment securities and mortgage-backed securities pay downs	4,590	2,526
Proceeds from calls of investment securities	3,000	9,000
Net decrease (increase) in other investments	113	(3,027)
Proceeds from BOLI repayment	15,585	—
Net portfolio loan and lease (originations) repayments	2,999	(14,460)
Purchase of premises and equipment	(443)	(778)
Contingent earn-out payment for Lau Associates	(195)	—

Net cash provided (used) by investing activities	20,041	(42,145)

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	57,681	(62,203)
Change in time deposits	(6,378)	(24,326)
Change in wholesale deposits	(34,015)	(6,045)
Dividends paid	(1,203)	(1,108)
Increase in borrowed funds greater than 90 days	—	65,500
Repayment of borrowed funds greater than 90 days	(2,497)	—
Purchase of treasury stock	(42)	(222)
Tax benefit from exercise of stock options	38	106
Proceeds from exercise of stock options	319	703

Net cash provided (used) by financing activities	13,903	(27,595)

Change in cash and cash equivalents	43,073	(61,118)
Cash and cash equivalents at beginning of period	68,985	95,174

Cash and cash equivalents at end of period	$112,058	$34,056

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$99	$6
Interest	$4,727	$5,448
Supplemental non-cash investing and financing activities:
Unsettled AFS securities	$—	$24,144
Change in other comprehensive loss	90	783
Change in deferred taxes due to change in comprehensive income	(32)	(274)
Transfer of loans to assets acquired through foreclosure	1,315	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended March 31,
(dollars in thousands)	2009	2008
Net income	$2,632	$2,898
Other comprehensive income:
Unrealized investment gains (losses), net of tax (benefit) expense $(27) and $132, respectively	(52)	245
Change in unfunded pension liability, net of tax expense of $59 and $142, respectively	110	264

Total comprehensive income	$2,690	$3,407

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009 and 2008

(Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim period presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2008 Annual Report on Form 10-K. The Corporation’s consolidated financial condition and results of operations consist almost entirely of The Bryn Mawr Trust Company’s (the “Bank”) financial condition and results of operations.

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2009	2008
Numerator:
Net income available to common shareholders	$2,632	$2,898

Denominator for basic earnings per common share – weighted average basic shares outstanding	8,602,406	8,534,467
Effect of dilutive potential common shares	18,498	28,413

Denominator for diluted earnings per common share – weighted average dilutive shares outstanding	8,620,904	8,562,880

Basic earnings per share	$0.31	$0.34
Diluted earnings per share	$0.31	$0.34
Antidulitive shares excluded from computation of average dilutive earnings per share	753,764	375,922

3. Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans are charged against the allowance for loan and lease losses when Management believes that such amounts are uncollectible. The allowance for loan and lease losses is maintained at a level that Management believes is sufficient to absorb estimated probable credit losses. Note 1, – Summary of Significant Accounting Policies – Allowance for Loan and lease losses, included in the Corporation’s 2008 Annual Report on Form 10K contains additional information relative to Management’s determination of the adequacy of the allowance for loan and lease losses.

4. Stock Based Compensation

The Corporation follows the accounting procedures prescribed by FAS 123R—“Share Based Payment” (“FAS123R”), which accounts for stock-based awards exchanged for employee services. Accordingly, stock based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period.

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

When FAS 123R was initially adopted, the Corporation chose the modified prospective application method in which compensation cost is recognized beginning with the effective date (a) based upon the requirements of FAS 123R for all share-based payments granted after the effective date, and (b) based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123R that remain unvested on the effective date.

The following table provides information about options outstanding for the three-months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2008	901,814	$19.70	$4.31
Granted	—	—	—
Forfeited	—	—	—
Expired	(9,750)	$19.36	$4.22
Exercised	(25,700)	$12.41	$2.37

Options outstanding March 31, 2009	866,364	$19.92	$4.37

The following table provides information about unvested options for the three-months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2008	237,172	$23.28	$5.15
Granted	—	—	—
Vested	1,334	$23.77	$6.82
Forfeited	—	—	—

Unvested options March 31, 2009	235,838	$23.28	$5.14

The total not-yet-recognized compensation expense of unvested stock options is $990 thousand. This expense will be recognized over a weighted average period of 45 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the quarters ended March 31, 2009 and 2008 were as follows:

	2009	2008
Proceeds from strike price of value of options exercised	$318,844	$703,293
Related tax benefit recognized	38,638	106,109

Proceeds of options exercised	$357,482	$809,402

Intrinsic value of options exercised	$101,677	$279,234

The following table provides information about options outstanding and exercisable options at March 31, 2009:

	Outstanding	Exercisable
Number	866,364	630,526
Weighted average exercise price	$19.92	$18.67
Aggregate intrinsic value	$217,791	$217,791
Weighted average contractual term (in years)	6.01	4.92

For the three months ended March 31, 2009 there were no options granted.

5. Pension and Other Post-Retirement Benefit Plans

The Corporation sponsors two pension plans, the qualified defined benefit pension plan (“QDBP”) and the non-qualified defined benefit pension plan (“SERP”), and a post-retirement benefit plan (“PRBP”).

On February 12, 2008, the Corporation amended the QDBP to cease further accruals of benefits effective March 31, 2008, and amended the 401(K) Plan to provide for a new class of immediately vested discretionary, non-matching employer contributions effective April 1, 2008. Additionally, the Corporation amended the SERP to expand the class of eligible participants to include certain officers of the Bank and to provide that each participant’s accrued benefit shall be reduced by the actuarially equivalent value of the immediately vested discretionary, non-matching employer contribution to the 401(K) Plan made on his or her behalf.

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months ended March 31, 2009 and 2008:

	For Three Months Ended March 31
	SERP		QDBP		PRBP
	2009	2008	2009	2008	2009	2008
Service cost	$48	$41	$—	$337	$—	$—
Interest cost	68	49	469	423	13	16
Expected return on plan assets	—	—	(501)	(680)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	36	33	—	15	(50)	(50)
Amortization of net (gain) loss	—	—	265	—	19	14
Curtailment	—	—	—	18	—	—
Settlement	—	—	—	—	—	153

Net periodic benefit cost (benefit)	$152	$123	$233	$113	$(12)	$139

QDBP: As stated in the Corporation’s 2008 Annual Report, the Corporation does not have any minimum funding requirement for its QDBP for 2009. As of March 31, 2009 no contributions have been made to the QDBP.

SERP: The Corporation contributed $34 thousand during the first quarter of 2009 and is expected to contribute approximately $136 thousand to the SERP plan for 2009.

PRBP: In 2005 the Corporation capped the maximum payment under the PRBP at 120% of the 2005 benefit. The cost is at the cap in 2009.

6. Segment Information

FAS No. 131, “Segment Reporting” (“FAS 131”), identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Executive Officer in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in FAS 131 to the results of its operations.

The Corporation has identified four “segments” as defined by FAS 131 as follows: Banking, Wealth Management, Mortgage Banking and All Other. Footnote 23 – Segment Information, in the Notes to the Consolidated Financial Statements in the Corporation’s 2008 Annual Report on Form 10K provides additional descriptions of the identified segments.

Segment information for the quarter ended March 31, 2009 and 2008 is as follows:

(Dollars in thousands)	2009
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$9,608	$4	$14	$—	$9,626
Less: Loan loss provision	1,591	—	—	—	1,591

Net interest income after loan and lease loss provision	8,017	4	14	—	8,035
Other income:
Fees for wealth management services	—	3,504	—	—	3,504
Service charges on deposit accounts	463	—	—	—	463
Loan servicing and other fees	46	—	245	—	291
Net gain on sale of residential mortgage loans	—	—	1,877	—	1,877
Other operating income	1,162	12	128	48	1,350

Total other income	1,671	3,516	2,250	48	7,485
Other expenses:
Salaries and wages	3,087	1,580	686	126	5,479
Employee benefits	1,188	385	25	(16)	1,582
Occupancy and equipment	1,304	207	53	(51)	1,513
Other operating expense	2,065	376	591	(138)	2,894

Total other expense	7,644	2,548	1,355	(79)	11,468

Segment profit (loss)	2,044	972	909	127	4,052
Intersegment pretax revenues (expenses) *	246	46	10	(302)	—

Pretax segment profit (loss) after eliminations	$2,290	$1,018	$919	$(175)	$4,052

% of segment pretax profit (loss) after eliminations	56.5%	25.1%	22.7%	(4.3)%	100%

Segment assets in millions of dollars	$1,150.5	$11.9	$3.0	$4.4	$1,169.8

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

	2008
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$8,595	$—	$11	$2	$8,608
Less: Loan loss provision	854	—	—	—	854

Net interest income after loan loss provision	7,741	—	11	2	7,754
Other income:
Fees for wealth management services	—	3,312	—	—	3,312
Service charges on deposit accounts	392	—	—	—	392
Loan servicing and other fees	80	—	230	—	310
Net gain on sale of residential mortgage loans	—	—	332	—	332
Net gain on sale of real estate	—	—	—	—	—
Other operating income	1,197	—	35	52	1,284

Total other income	1,669	3,312	597	52	5,630
Other expenses:
Salaries and wages	2,951	1,181	246	101	4,479
Employee benefits	1,039	241	40	12	1,332
Occupancy and equipment	1,161	134	49	(45)	1,299
Other operating expense	1,539	281	238	(89)	1,969

Total other expense	6,690	1,837	573	(21)	9,079

Segment profit (loss) before income taxes	2,720	1,475	35	75	4,305
Intersegment pretax revenues (expenses) *	229	45	10	(284)	—

Pretax segment profit (loss) after eliminations	$2,949	$1,520	$45	$(209)	$4,305

% of segment pretax profit (loss) after eliminations	68.5%	35.3%	1.1%	(4.9)%	100%

Segment assets in millions of dollars	$996.3	$0.7	$2.9	$4.2	$1,004.1

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Other segment information for the quarter ended March 31, 2009 and 2008 is as follows:

(dollars in millions)	As of March 31, 2009	As of December 31, 2008
Wealth Management Segment:
Brokerage assets(1)	$78.7	$75.7
Assets Under Management and Administration – Wealth Division	1,421.9	1,564.1
Assets Under Management and Administration – Lau Associates	456.9	506.6

Assets Under Management and Administration and Brokerage Assets	$1,957.5	$2,146.4

Mortgage Banking Segment:
Mortgage Loans Serviced for Others	$411.5	$350.2
Mortgage Servicing Rights	$2.7	$2.2

(1)	Brokerage assets represent assets held at a registered broker dealer under a networking agreement.

Wealth Management Segment: This segment includes the Wealth Management Division, Lau Associates acquired in the third quarter of 2008 and The Bryn Mawr Trust Company of Delaware which opened in the fourth quarter of 2008.

The Bryn Mawr Trust Company of Delaware serves as a corporate fiduciary under Delaware statutes and provides the company a competitive advantage of being able to offer fiduciary services under either Delaware or Pennsylvania statutes. The opening has expanded the Corporation’s footprint into an attractive geographic market and further diversifies our products and client base into the affluent market targets.

7. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSR’s”) for the three months ended March 31, 2009 and 2008:

(dollars in thousands)	2009	2008
Balance, January 1	$2,205	$2,820
Additions	901	140
Amortization	(195)	(76)
Impairment	(204)	(49)

Balance, March 31	$2,707	$2,835

Fair Value	$2,871	$3,318

At March 31, 2009, key economic assumptions and the sensitivity of the current fair value of MSR’s to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2009
Fair value amount of MSR’s	$2,871
Weighted average life (in years)	3.79
Prepayment speeds (constant prepayment rate)*	21.70%
Impact on fair value:
10% adverse change	$(189)
20% adverse change	$(361)
Discount rate	10.25%
Impact on fair value:
10% adverse change	$(86)
20% adverse change	$(168)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

8. Impaired Loans and Leases

The following summarizes the Corporation’s impaired loans for the periods ended:

	For The Three Months Ended		For The Twelve Months Ended
(dollars in thousands)	March 31, 2009	March 31, 2008	December 31, 2008
Period end balance	$2,492	$826	$4,586
Average period to date balance	3,618	870	1,476
Loans with specific loss allowances	1,391	—	3,150
Charge offs and recoveries	216	—	—
Loss allowances reserved	227	—	124
Period to date income recognized	$45	$10	$42

The Corporation had impaired leases of $1.5 million as of March 31, 2009.

9. Goodwill and Other Intangibles

The goodwill and intangible balances presented below resulted from the acquisition of Lau Associates in the third quarter of 2008. During the first quarter of 2009, the Corporation paid $195 thousand based on the terms of the acquisition agreement related to the 2008 contingent payment. This payment was recorded as goodwill. For further information on the acquisition of Lau Associates, please refer to Footnote 2 in the Corporation’s 2008 Annual Report on Form 10-K.

The changes in the carrying amount of goodwill and intangibles were as follows:

(dollars in thousands)	Goodwill	Intangibles
Balance January 1, 2009	$4,629	$5,729
2008 Earn-out adjustment	195	—
Amortization	—	(77)

Balance March 31, 2009	$4,824	$5,652

Management performed the annual review of goodwill and identifiable intangibles at December 31, 2008 in accordance with FAS 142, “Goodwill and Other Intangible Assets” and FAS 144, “Accounting for the Impairment or disposal of Long-Lived Assets”. Management determined there was no impairment of goodwill and other intangible assets.

10. Capital

The Corporation declared and paid a regular dividend of $ 0.14 per share, during the first quarter of 2009 payable March 1, 2009 to shareholders of record as of February 9, 2009. This payment totaled $1.2 million. The Corporation’s Board of directors declared a regular quarterly dividend of $0.14 per share payable June 1, 2009 to shareholders of record as of May 7, 2009. For further information on the Corporation’s capital, please refer to Subsequent Events in Note 15.

11. Accounting for Uncertainty in Income Taxes

The Corporation adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective on January 1, 2007. As required by FIN 48, which clarifies FAS 109, the Corporation recognizes the financial statement benefit of a tax position only after determining that the Corporation would be more likely than not to sustain the position following an examination. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. At January 1, 2007, the Corporation applied these criteria to all tax positions for which the statute of limitations remained open. There were no adjustments to retained earnings for unrecognized tax benefits as a result of the implementation of FIN 48 at adoption during 2007.

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. Federal income tax examination by taxing authorities for years before 2006.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the first quarter of 2009. There were no significant FIN 48 liabilities accrued during 2008 or in the first quarter of 2009.

12. Fair Value Measurement

The following disclosures are made in conjunction with the application of FAS 157 “Fair Value Measurements” (“FAS 157”).

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at March 31, 2009 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets Measured at Fair Value on a Recurring Basis at March 31, 2009:
Investments:
U.S. government agency securities	—	8.1	—	8.1
State and municipal securities	—	12.0	—	12.0
Mortgage backed securities	—	69.8	—	69.8
Corporate bonds	—	14.8	—	14.8
Other investments	—	1.5	—	1.5

Total assets measured at fair value on a recurring basis	$—	$106.2	$—	$106.2

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2009:
Mortgage servicing rights (MSRs)	$—	$2.7	$—	$2.7
OREO & Other repossessed property	—	1.3	—	1.3

Total assets measured at fair value on a nonrecurring basis	$—	$4.0	$—	$4.0

Other Real Estate Owned and Other Repossessed Property:

Other real estate owned (“OREO”) consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Corporation did not have any such assets as of December 31, 2008.

13. BOLI

On August 13, 2008, the Corporation gave notice to its BOLI insurance carrier that it was surrendering its separate account BOLI insurance contract. The Corporation received $15.6 million cash on February 9, 2009 which has been recorded as a receivable on the December 31, 2008 balance sheet. For the next 5 years the Corporation must send a quarterly certification letter stating that no BOLI contract was entered into for any of the individuals previously covered.

14. New Accounting Pronouncements

FAS 107-1 and APB 28-1

In April 2009, FASB issued FSP-FAS 107-1 and ABP 28-1, “Interim Disclosure about Fair Value of Financial Instruments”. FSP-FAS107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. All publicly traded companies are required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this statement only if it also elects to early adopt FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which are both discussed in the next two paragraphs. The Corporation did not early adopt this statement as of March 31, 2009 and does not believe the adoption of this statement will have a material effect on its results of operations, if any. The Corporation will make the required disclosures in the second quarter 2009 Form 10-Q.

FAS 115-2 and FAS 124-2

In April 2009, FASB issued FSP-FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments”. FSP-FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities. FSP-FAS 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If any entity elects to early adopt FSP-FAS 157-4, the entity must also early adopt FSP-FAS 115-2 and FAS 124-2. The Corporation did not early adopt this statement as of March 31, 2009. Since the Corporation has not had any other-than-temporary impairment as of March 31, 2009, no cumulative-effect adjustments will be required to be recorded at adoption.

FAS 157-4

In April 2009, FASB issued FSP-FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FAS-FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. If a reporting entity elects to early adopt either FSP-FAS 115-2 and FAS 124-2 or FSP-FAS 107-1 and APB 28-1, the reporting entity must also early adopt this FSP. The Corporation did not early adopt this statement as of March 31, 2009 and is currently evaluating the impact the FSP will have on the results of operations, if any.

FAS 142-3

In April 2008, FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 removes the requirement of FAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity shall consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. The Corporation adopted FSP FAS 142-3 effective January 1, 2009. Adoption of this statement did not have a material impact on the Corporation’s consolidated financial statements.

FAS 161

In March 2008, FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS No. 161). FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Corporation adopted this statement in the first quarter of 2009. There were no additional disclosures required.

FAS No. 141(R)

In December 2008, FASB issued FAS No. 141R, “Business Combinations”. FAS No. 141R retains the fundamental requirement of FAS 141 that the acquisition method of accounting be used for all business combinations. However, FAS No. 141R does make significant changes to the accounting for a business combination achieved in stages, the treatment of contingent consideration, transaction and restructuring costs, and other aspects of business combination accounting. FAS No. 141 was adopted effective January 1, 2009. The adoption will change the Corporation’s accounting treatment for business combinations on a prospective basis.

SAB No. 110

In December 2008, the SEC issued SAB No. 110, and extended, under certain circumstances, the availability of a “simplified” method for estimating the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised). Since the Corporation does not use the “simplified” method to estimate the expected term of share options, the adoption of SAB No. 110 did not effect the Corporation’s consolidated financial statements.

15. Subsequent Events

•	Unregistered Sales of Equity Securities.

On April 20, 2009, in accordance with and reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), the Corporation sold 150,061 shares of its common stock, par value $1.00 per share (“Shares”), in a private placement of securities to a purchaser which qualifies as an accredited investor under Rule 501(a) of Regulation D under the Securities Act. The purchase price per Share was equal to the average closing price of shares of the Corporation’s common stock on NASDAQ Global Markets for the thirty trading days ending on April 16, 2009, which equaled $16.66 per Share. The aggregate purchase price for the Shares sold was $2.5 million. The Corporation did not pay any underwriting discounts or commissions and did not pay any brokerage fees in connection with the sale of the Shares. The Shares sold constituted 1.7% of the number of outstanding shares of the Corporation’s common stock, as determined immediately after the closing of the sale.

•	Subordinated Debt

The Bank raised $7.5 million in subordinated debt on April 20, 2009 which is intended to qualify as Tier II capital. This subordinated debt bears interest at a rate per annum equal to the ninety day LIBOR rate plus 5.75% and is adjusted quarterly. Interest is payable quarterly and principal is due on June 15, 2019. The rate of interest is capped at 10.0% per annum during the first five years of the term. This brings the total subordinated debt to $22.5 million on a proforma basis.

See Item 2 – Management’s Discussion and Analysis of Results of Operation and Financial Condition for proforma capital ratios that reflect the impact of this transaction.

ITEM 2 Management’s Discussion and Analysis of Results of Operation and Financial Condition

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to its customers through nine full service branches and seven limited-hour retirement community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ Global Market (“NASDAQ”) under the symbol BMTC.

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

Other significant accounting policies are presented in Note 1 to the Corporation’s audited consolidated financial statements filed as part of the 2008 Annual Report on Form 10-K and footnotes 3, 4, 5, 7, 9 and 11 to the Corporation’s unaudited financial statements filed as part of this Form 10-Q. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

Executive Overview

The Corporation reported first quarter 2009 diluted earnings per share of $0.31 and net income of $2.6 million compared to diluted earnings per share of $0.34 and net income of $2.9 million in the same period last year. Return on average equity (ROE) and return on average assets (ROA) for the first quarter ended March 31, 2009 were 11.54% and 0.92%, respectively. ROE was 12.83% and ROA was 1.23% for the same period last year.

The Corporation’s first quarter performance is strong given the continued economic stress. The Corporation is well positioned for continued growth and profitability, and continues to be well-capitalized and to exceed regulatory requirements for a well-capitalized organization. The capital position was enhanced by the addition of $10 million in capital raised on April 20, 2009. This includes $2.5 million through the sale of unregistered equity securities, in a private placement, to an accredited investor and $7.5 million in subordinated debt which is intended to qualify as Tier II capital at the Bank. This capital strengthens the Corporation’s and the Bank’s capital position and provides additional resources to take advantage of strategic opportunities to invest and expand. This new capital was raised without any government assistance.

Net income decreased $300 thousand or 9% to $2.6 million in the first quarter 2009 from $2.9 million in the same period last year. Factors contributing to the decrease include an increase in the provision for loan and lease losses in the leasing portfolio, increased operating costs attributable to the opening of the West Chester regional banking center in January 2009, the opening of The Bryn Mawr Trust Company of Delaware in the fourth quarter of 2008, and continued net interest margin pressure. The net interest margin for the first quarter of 2009 was 3.62% compared with 3.63% in the fourth quarter of 2008 and 3.97% in the first quarter of 2008.

Total portfolio loans and leases at March 31, 2009 were $893.5 million, a decrease of $6.1 million or less than 1% from 2008 year-end balance of $899.6 million. The decrease from year end was primarily in construction loans and leases. Credit quality on the overall loan and lease portfolio remains strong as total non-performing loans and leases represents 45 basis points or $4.0 million of portfolio loans and leases at March 31, 2009. This compares with 65 basis points or $5.8 million at December 31, 2008. The provision for loan and lease losses for the quarter ended March 31, 2009 and 2008 was $1.6 million and $854 thousand, respectively. At March 31, 2009, the allowance for loan and lease losses (“allowance”) of $10.1 million represents 1.13% of portfolio loans and leases compared with 1.15% at December 31, 2008 and 1.02% at March 31, 2008. The decrease in the allowance from 1.15% to 1.13% at March 31, 2009 is due in part to the charge-off related to the site development loan transfered to OREO. Substantially all of the charge-off on the site development loan was included in the allowance for loan and lease losses at December 31, 2008.

The Corporation’s investment portfolio decreased $2.2 million or 2.0% to $106.2 million at March 31, 2009 from $108.3 million at December 31, 2008 due to the maturity of investments and the paydown of mortgage backed securities that were not replaced. On March 31, 2009, the fair value of the Corporation’s investment security portfolio was $106.2 million compared with its amortized cost of $105.2 million. Money market fund balances grew to $72.4 million at March 31, 2009 from $5.1 million at December 31, 2008. These excess funds were the result of increased deposit, money market and savings account activity and lower loan fundings. These funds provide a higher yield than the Federal Reserve and other depository institutions. The Corporation continues to place a strong emphasis on overnight liquidity without taking undue risk.

Average total interest bearing deposits were up $78.1 million or 12.4% from the year ago period. Over the past 12 months the Corporation had significant increases in money market and savings accounts. Funding from wholesale sources, which includes wholesale deposits, Insured Network Deposits (“IND”) deposits, subordinated debt and borrowings, at March 31, 2009 of approximately $283.7 million was $37.2 million lower than the $320.9 million at December 31, 2008. The increase in deposit activity during the first quarter of 2009 reduced the Corporation’s dependency on more expensive wholesale funding.

The maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh (“FHLB-P”) as of March 31, 2009 is $421.1 million, with the Corporation having $258.3 million or approximately 61% available, and the borrowing capacity at the Federal Reserve is $97.8 million, up approximately $89 million from December 31, 2008. See the Liquidity section for a detailed breakdown of borrowing capacity limits and changes.

The tax equivalent net interest margin was 3.62% in the first quarter of 2009 which has declined from the 3.63% and 3.97% in the fourth and first quarters of 2008, respectively, due to lower rates on interest earning assets partially offset by lower costs of interest bearing liabilities.

For the quarter ended March 31, 2009, non-interest income was $7.5 million, an increase of $1.9 million or 32.9% from the $5.6 million in the same period last year. This increase was primarily due to the net gain on sale of residential mortgage loans increasing $1.5 million or 465.4% from a year ago and the gain on sale of investments which increased $250 thousand or 112.6% from the first quarter of 2008. Mortgage originations for the first quarter of 2009 were $96.5 million compared to $25.8 million in the fourth quarter of 2008 and $28.8 million in the first quarter of 2008, resulting in a significant increase in the gain on sale of residential mortgage loans. Total wealth revenue continued to be impacted by lower market valuations during the first quarter of 2009. Wealth revenues increased 5.8% to $3.5 million as of March 31, 2009 compared to $3.3 million in the first quarter of 2008. The addition of Lau Associates in the third quarter of 2008 offset declines in wealth revenue from BMTC.

For the quarter ended March 31, 2009, non-interest expense was $11.5 million, an increase of $2.4 million or 26.3% over the $9.1 million in the same period last year. Costs related to the increase in residential mortgage loan originations, personnel, employee benefit costs and related support costs associated with new business initiatives including the Lau Associates acquisition, the opening of our West Chester regional banking center and The Bryn Mawr Trust Company of Delaware, along with a $231 thousand increase in FDIC insurance costs were the largest contributors to this increase.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2009 and 2008 are shown in the table below:

	Three Months Ended March 31,
	2009	2008
ROE	11.54%	12.83%
ROA	0.92%	1.23%
Efficiency ratio	66.29%	63.77%
Net interest margin	3.62%	3.97%
Diluted earnings per share	$0.31	$0.34
Dividend per share	$0.14	$0.13

Key period end ratios are shown in the table below:

	March 31 2009	December 31 2008
Book value per share	$10.99	$10.76
Tangible book value per share	$9.78	$9.55
Allowance for loan and lease losses as a percentage of loans	1.13%	1.15%
Tier I capital to risk weighted assets	8.96%	8.81%
Tangible common equity ratio	7.20%	7.13%

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

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

The tax equivalent net interest income for the three months ended March 31, 2009 of $9.7 million was $1.0 million or 11.7% higher than the net interest income for the same period in 2008 of $8.6 million. This increase was substantially volume driven as average loan growth of $93.1 million or 11.5% and investment portfolio growth of $51.5 million or 90.4% were able to offset several prime rate decreases and the impact of a higher level of wholesale funds, which includes wholesale deposits, subordinated debt and borrowings.

Average interest bearing liabilities increased $181.2 million or 26.0% to $878.8 million during the first quarter of 2009 compared to $697.7 million during first quarter of 2008. The decrease in the rate on interest bearing liabilities from 3.14% in the first quarter 2008 to 2.15% in the first quarter of 2009 is due to higher rate wholesale deposits maturing, the increase of lower rate money market and savings accounts and aggressive management of deposit pricing. The interest rate on the subordinated debt reset during the first quarter of 2009 resulting in a decrease of 84 basis points. Average total wholesale funding increased $104.4 million or 52.8% to $302.0 million compared to the same period last year. The change in average deposit balances from the first quarter of 2008 was a $95.9 million increase or 12.4%.

Despite the increase in tax equivalent net interest income due to decreased interest expense, the tax equivalent net interest margin on interest earning assets decreased by 35 basis points from 3.97% in the first quarter of 2008 to 3.62% at March 31, 2009 due to lower rates on interest earning assets.

We present information on a tax equivalent basis for net interest income. Total net interest income was $9.6 million and total equivalent net interest income was $9.7 million, for a difference of $65 thousand or 0.7%.

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as it relates to the change in balances (volume) and the change in interest rates (rate) of tax equivalent net interest income for the quarter ended March 31, 2009 compared to March 31, 2008 broken out by rate and volume.

Rate /Volume Analysis on a tax equivalent basis

(dollars in thousands) Increase/(Decrease)	Three Months Ended March 31, 2009 Compared to 2008
	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$181	$(206)	$(25)
Federal funds sold	(42)	(17)	(59)
Money market funds sold	82	—	82
Investment securities available for sale	633	(120)	513
Loans and leases	1,466	(1,752)	(286)

Total interest income	2,320	(2,095)	225

Interest Expense:
Savings, NOW and market rate accounts	219	(460)	(241)
Wholesale deposits	(324)	(509)	(833)
Time deposits	132	(693)	(561)
Borrowed funds	978	(130)	848

Total interest expense	1,005	(1,792)	(787)

Interest differential	$1,315	$(303)	$1,012

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the Three Months Ended March 31,
	2009			2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$29,434	$17	0.23%	$5,507	$42	3.07%
Federal funds sold	2,222	1	0.18%	7,318	60	3.30%
Money market funds	40,903	82	0.81%	—	—	—
Investment securities available for sale:
Taxable	98,240	1,116	4.61%	49,251	617	5.04%
Tax-exempt	10,173	107	4.27%	7,700	93	4.86%

Total investment securities	108,413	1,223	4.58%	56,951	710	5.01%

Loans and leases (1) (2)	903,693	13,035	5.85%	810,585	13,321	6.61%

Total interest earning assets	1,084,665	14,358	5.37%	880,361	14,133	6.46%
Cash and due from banks	11,706			22,306
Allowance for loan and lease losses	(10,353)			(8,179)
Other assets	69,175			54,908

Total assets	$1,155,193			$949,396

Liabilities:
Savings, NOW and market rate accounts	$368,917	$816	0.90%	$304,688	$1,057	1.40%
IND deposits	29,287	28	0.39%	—	—	—
Wholesale deposits	103,562	785	3.07%	131,505	1,646	5.03%
Time deposits	207,964	1,554	3.03%	195,413	2,115	4.35%

Total interest-bearing deposits	709,730	3,183	1.82%	631,606	4,818	3.07%
Borrowed funds	154,114	1,263	3.32%	66,071	636	3.87%
Subordinated debt	15,000	221	5.98%	—	—	—

Total interest-bearing liabilities	878,844	4,667	2.15%	697,677	5,454	3.14%
Noninterest-bearing demand deposits	160,295			142,532
Other liabilities	23,559			18,361

Total noninterest-bearing liabilities	183,854			160,893

Total liabilities	1,062,698			858,570
Shareholders’ equity	92,495			90,826

Total liabilities and shareholders’ equity	$1,155,193			$949,396

Net interest spread			3.22%			3.32%
Effect of noninterest-bearing sources			0.40%			0.65%

Net interest income/ margin on earning assets		$9,691	3.62%		$8,679	3.97%

Tax equivalent adjustment		$65	0.02%		$71	0.03%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans and leases include portfolio loans and leases and loans held for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin decreased 35 basis points to 3.62% in the first quarter of 2009 from 3.97% in the same period last year. The interest bearing liability cost decreased in the first quarter of 2009 to 2.15%, a decrease of 99 basis points from the first quarter of 2008. This reduction was slower than the earning asset yield drop of 109 basis points during the same period, mainly due to competitive pressures and pricing by other institutions which kept deposit rates abnormally high.

The tax equivalent net interest margin and related components for the past five linked quarters are shown in the table below.

	Year	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
Net Interest Margin Last Five Quarters
1st Quarter	2009	5.37%	2.15%	3.22%	0.40%	3.62%
4th Quarter	2008	5.63%	2.42%	3.21%	0.42%	3.63%
3rd Quarter	2008	5.94%	2.47%	3.47%	0.43%	3.90%
2nd Quarter	2008	6.05%	2.58%	3.47%	0.50%	3.97%
1st Quarter	2008	6.46%	3.14%	3.32%	0.65%	3.97%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. ALCO, using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offering of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of several sources including borrowings from the FHLB-P, Federal Reserve Bank of Philadelphia discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), IND and PLGIT.

The Corporation uses several tools to manage its interest rate risk including interest rate sensitivity analysis (a/k/a “GAP Analysis”), market value of portfolio equity analysis, interest rate simulations under various rate scenarios and tax equivalent net interest margin reports. The results of these reports are compared to limits established by the Corporation’s ALCO Policies and appropriate adjustments are made if the results are outside of established limits.

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Corporation’s projected net interest income over the next 12 months.

This simulation assumes that there is no growth in the balance sheet over the next twelve months. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines. Actual results may differ significantly from the interest rate simulation due to numerous factors including assumptions, the competitive environment, market reactions and customer behavior.

Summary of Interest Rate Simulation

	March 31, 2009
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$2,909	7.45%
+200 basis points	$1,899	4.86%
+100 basis points	$110	0.28%
-100 basis points	$167	0.43%
-200 basis points	$—	N/A

The interest rate simulation above indicates that the Corporation’s balance sheet as of March 31, 2009 is essentially interest rate neutral to asset sensitive. Asset neutral means that an increase or decrease in interest rates will not have a significant impact on net interest income over the next 12 months. However, a 200 basis point and 300 basis point increase in rates will significantly enhance the Bank’s net interest income. A 100 basis point increase in rates is asset neutral since the Bank’s prime rate is currently higher than

Wall Street Journal Prime. The interest rate simulation is an estimate based on assumptions, which are based in part on past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic times, the reliability of the Corporation’s interest rate simulation model is more uncertain. Actual customer behavior may be significantly different than expected behavior, which could cause an unexpected outcome which might translate into lower net interest income. The Corporation’s current sensitivity to interest rate changes is essentially unchanged from December 31, 2008.

GAP Report

The interest sensitivity or “GAP” report identifies interest rate risk by showing repricing gaps in the bank’s balance sheet. All assets and liabilities are reflected based on behavioral sensitivity, which is usually the earliest of either: repricing, maturity, contractual amortization, prepayments or likely call dates. Non-maturity deposits such as NOW, Savings and money market accounts are spread over various time periods based on the expected sensitivity of these rates considering liquidity and investment preferences for the bank. Non-rate sensitive assets and liabilities are spread over time periods to reflect how the Corporation views the maturity of these funds.

Non-maturity deposits, demand deposits in particular, are recognized by the regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods in order to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of those deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the regulatory capital agencies have inferred what the appropriate distribution limits are for non-maturity deposits. The Corporation has taken a more conservative approach than these limits would imply by reporting them as having a shorter maturity.

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of March 31, 2009:

(dollars in millions)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$30.3	$—	$—	$—	$—	$30.3
Money market funds	72.4	—	—	—	—	72.4
Investment securities	15.9	24.7	55.0	10.6	—	106.2
Loans and leases(1)	370.2	62.1	390.6	73.6	—	896.5
Allowance	—	—	—	—	(10.1)	(10.1)
Cash and due from banks	—	—	—	—	9.3	9.3
Other assets	—	—	0.2	0.6	64.5	65.3

Total assets	$488.8	$86.8	$445.8	$84.8	$63.7	$1,169.9

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$34.5	$22.5	$120.2	$—	$—	$177.2
Savings, NOW and market rate accounts	65.8	57.6	209.2	55.6	—	388.2
Time deposits	88.9	110.0	6.2	0.1	—	205.2
Wholesale – IND	29.5	—	—	—	—	29.5
Wholesale – Time	51.5	24.0	11.2	—	—	86.7
Borrowed funds	2.5	17.7	120.5	11.7	—	152.4
Subordinated debt	15.0	—	—	—	—	15.0
Other liabilities	—	—	—	—	20.9	20.9
Shareholders’ equity	3.4	10.1	54.1	27.1	—	94.7

Total liabilities and shareholders’ equity	$291.1	$241.9	$521.4	$94.5	$20.9	$1,169.8

Interest earning assets	$488.8	$86.8	$445.6	$84.2	$—	$1,105.4
Interest bearing liabilities	253.2	209.3	347.1	67.4	—	877.0

Difference between interest earning assets and interest bearing liabilities	$235.6	$(122.5)	$98.5	$16.8	$—	$228.4

Cumulative difference between interest earning assets and interest bearing liabilities	$235.6	$113.1	$211.6	$228.4	$—	$228.4

Cumulative earning assets as a % of cumulative interest bearing liabilities	193%	124%	126%	126%

(1)	Loans include portfolio loans and loans and leases held for sale.

The table above indicates that the Corporation is asset neutral to slightly asset sensitive in the immediate to 90 day time frame and should experience an increase in net interest income in the near term, if interest rates rise. Accordingly, if rates decline, net interest income will also decline.

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

Asset Quality and Analysis of Credit risk

Credit quality on the overall loan and lease portfolio remains strong at March 31, 2009 as total nonperforming loans and leases of $4.0 million as a percentage of total loans were 45 basis points of total loans and leases. This compares to non-performing loans and leases of $5.8 million or 65 basis points at December 31, 2008. As of March 31, 2009 the Corporation had OREO assets valued at $1.3 million which consisted of one residential loan with a value of $28 thousand and a site development loan written down to its estimated fair value less cost to sell at quarter end. Non-performing assets at March 31, 2009 totaled $5.3 million or 45 basis points of total assets, a decrease of $500 thousand from $5.8 million in non-performing assets at December 31, 2008. The allowance for loan and lease losses as a percentage of total loans was 1.13% at March 31, 2009 compared with 1.15% at December 31, 2008 and 1.02% at March 31, 2008. The decrease in the allowance from 1.15% to 1.13% at March 31, 2009 is due in part to the charge off related to the site development loan transfered to OREO. Substantially all of the charge off on the site development loan was included in the allowance for loan and lease losses at December 31, 2008.

In the first quarter 2009, net lease charge-offs totaled $1.4 million compared to $1.6 million in the fourth quarter of 2008. Management made certain lease underwriting adjustments in 2008 and continued to “tighten” these standards in early 2009 to mitigate potential losses, including the exiting of broker relationships, the reduction of lease originations in certain geographical regions and changes in the credit quality mix. It is anticipated that these adjustments and others may improve overall lease portfolio performance in coming quarters.

Non-performing Assets and Related Ratios

(dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Non-accrual loans and leases	$3,020	$5,303	$1,065
Loans and leases 90 days or more past due	975	504	15

Total non-performing loans and leases	3,995	5,807	1,080
Other non-performing assets	—	—	64
Other real estate owned (“OREO”)	1,315	—	—

Total non-performing assets	$5,310	$5,807	$1,144

Allowance for loan and lease losses to non-performing assets	199.8%	177.9%	773.9%
Allowance for loan and lease losses to non-performing loans and leases	269.4%	177.9%	730.6%
Non-performing loans and leases to total portfolio loans	0.45%	0.65%	0.13%
Allowance for loan losses to portfolio loans	1.13%	1.15%	1.02%
Non-performing assets to total assets	0.45%	0.50%	0.11%
Net loan and lease charge-offs/average quarterly loans and leases	0.79%	0.71%	0.31%
Period end portfolio loans and leases	$893,477	$899,577	$816,785
Average quarterly portfolio loans and leases	$897,215	$851,752	$806,410
Allowance for loan and lease losses	$10,137	$10,332	$8,358

Summary of Changes in the Allowance For Loan and lease losses

(dollars in thousands)	Three Months Ended March 31,		Year Ended December 31, 2008
	2009	2008
Balance, beginning of period	$10,332	$8,124	$8,124
Charge-offs:
Consumer	(9)	(17)	(72)
Commercial and industrial	(398)	—	(4)
Real estate	—	—	—
Leases	(1,451)	(645)	(3,540)

Total charge-offs	(1,858)	(662)	(3,616)
Recoveries:
Consumer	3	6	28
Commercial and industrial	—	—	—
Real estate	—	—	24
Leases	69	36	176

Total recoveries	72	42	228

Net charge-offs	(1,786)	(620)	(3,388)

Provision for loan and lease losses	1,591	854	5,596

Balance, end of period	$10,137	$8,358	$10,332

NON-INTEREST INCOME

Three months ended March 31, 2009 Compared to March 31, 2008

Non-interest income for the first quarter of 2009 was $7.5 million, an increase of $1.9 million or 32.9% over the $5.6 million in the first quarter of 2008. Factors contributing to the increase in non-interest income include revenue from the gain on sale of residential mortgage loans and the gain on sale of investments. The gain on sale of residential mortgage loan revenue, due to strong mortgage refinancing activity, increased $1.5 million or 465% from a year ago. The gain on sale of investments of $472 thousand increased $250 thousand or 113% from $222 thousand in the first quarter of 2008.

First quarter 2009 Wealth Management revenue of $3.5 million was $192 thousand or 6% higher than the same period in 2008 and 5.2% lower than the $3.7 million reported in the fourth quarter 2008. Revenues include fees from trust administration, investment management, custody and estates. The drop in the financial market values, resulting in a decline of wealth assets under management of $183.5 million from March 31, 2008 to March 31, 2009, combined with the reduction in fees from estate settlements, were offset by the revenues from Lau Associates. The decline in wealth assets under management and administration is primarily attributed to the lower financial market values throughout 2008 and into the first quarter of 2009. Non-interest income from residential mortgage operations, gain on sale of residential mortgage loans, gain on sale of investments, and service charges on deposit accounts in the first quarter of 2009 were all higher than first quarter 2008 amounts. The net gain on sale of residential mortgage loans directly related to the strong mortgage originations for the first quarter of 2009 of $96.5 million can be directly correlated to an increase in operating expenses equivalent to approximately 40% of the gain on sale of residential mortgages.

NON-INTEREST EXPENSE

Three months ended March 31, 2009 Compared to March 31, 2008

Non-interest expense for the first quarter of 2009 was $11.5 million, an increase of $2.4 million or 26.3% from $9.1 million in the first quarter of 2008. Factors contributing to this increase include a $155 thousand increase in the impairment of mortgage servicing rights. This is due to a decline in the MSR value of older high rate mortgages being serviced which were refinanced during the current low rate environment. Additionally, the FDIC insurance premium base rate increase of 130% and a non-recurring credit applied in the first quarter of 2008 were the factors that generated an increase in FDIC expenses of $231 thousand or 253.8% from $91 thousand in the first quarter of 2008. Salaries and wages in the first quarter of 2009 were $5.5 million, an increase of $1.0 million or 22.3% over the $4.5 million in the first quarter of 2008. The personnel cost associated with Lau Associates in the third quarter 2008, and the variable compensation cost related to increased mortgage revenue account for most of this increase. Employee benefits expense in the first quarter of $1.6 million increased $250 thousand or 18.8% mainly due to the decline in the fair value of pension assets and the discretionary match that was implemented in April of 2008. Other operating expenses of $1.5 million in the first quarter of 2009 were up $359 thousand or 30.9% from the year ago period due to higher mortgage related expense due to increased mortgage origination volume, and the cost associated with the opening of the Corporation’s West Chester regional banking center and The Bryn Mawr Trust Company of Delaware.

It should be noted that the FDIC is evaluating a special assessment to recapitalize the FDIC Fund. The effect on the Corporation cannot be determined at this time.

INCOME TAXES

Income taxes for the three months ended March 31, 2009 were $1.42 million compared to $1.41 million for the same period in 2008. This represents an effective tax rate for the three months ended March 31, 2009 of 35.0% and an effective tax rate of 32.7% for the same period in 2008. The increase in the effective tax rate in 2009 when compared to 2008 is primarily due to a reduction in tax-free revenue related to BOLI and increased state income taxes.

BALANCE SHEET ANALYSIS

Total assets were $1.17 billion as of March 31, 2009 an increase of 1.6% or $18.5 million from $1.15 billion from December 31, 2008, as gross loans declined $6.1 million or 0.6% while cash and cash equivalents increased $42.1 million. The cash and cash equivalent increase is due the growth in core deposits and the receipt of the $15.6 million from the BOLI contract surrender. The increase in commercial mortgages and home equity lines and loans were offset by management’s decision to reduce the leasing portfolio and construction loan balances. The Corporation’s investment portfolio decreased $2.1 million or 2% from $108.3 million as of December 31, 2008 to $106.2 million as of March 31, 2009. The investment portfolio is targeted to be approximately 10% of total assets. Maintaining this level will improve liquidity and provide the Corporation with increased borrowing opportunities. As of March 31, 2009 the investment portfolio was 9.1% of total assets. As of March 31, 2009 the Corporation had approximately $100 million in overnight cash availability. As interest rates remain extremely low, the Corporation continues to look for attractive rates, while placing a strong emphasis on liquidity without taking unnecessary risks in this recessionary economic environment.

Average portfolio loans and leases for the first quarter of 2009 increased $10.4 million or 1.2% to $897.2 million compared to $886.8 million in the fourth quarter of 2008.

The table below compares portfolio loans and leases outstanding at March 31, 2009 and December 31, 2008. The decrease of $8.0 million in residential mortgages and the decrease in construction loans are the primary reasons for the decrease in total loans and leases of $6.1 million. Residential mortgage balances are lower due to the refinancing activity. The majority of new mortgage originations are being sold servicing retained. Construction loans have decreased due to loans converting to permanent status and the slowdown of new construction projects by residential home builders. The Corporation continues to focus its business development efforts on building banking relationships with local businesses, not-for-profit and strong credit quality individuals.

Total portfolio loans and leases outstanding are detailed by category as follows:

(dollars in millions)	March 31, 2009	December 31, 2008	Change
			Dollars	Percentage
Real estate loans:
Consumer loans	$8.4	$8.5	$(0.1)	(1.2)%
Commercial and industrial loans	237.4	236.5	0.9	0.4%
Commercial mortgage loans	256.6	249.7	6.9	2.8%
Construction loans	43.8	58.5	(14.7)	(25.1)%
Residential mortgage loans	124.6	132.5	(7.9)	(6.0)%
Home equity lines and loans	165.0	154.6	10.4	6.7%
Leases	57.7	59.3	(1.6)	(2.7)%

Total portfolio loans and leases	$893.5	$899.6	$(6.1)	(0.7)%

Loans held for sale	$2.9	$3.0	$(0.1)	$(3.3)
Quarterly average portfolio loans and leases	$897.2	$886.8	$10.4	1.2%

Total liabilities increased $16.2 million or 1.5% from $1.06 billion as of December 31, 2008 to $1.08 billion as of March 31, 2009. Funding from wholesale sources at March 31, 2009 included $86.8 million in wholesale certificates of deposit, $29.5 million of IND, $152.4 million in FHLB-P borrowings and $15 million of subordinated debt, for a total of $283.7 million. This compares with $120.8 million in wholesale certificates, $30.2 million in IND deposits, $154.9 million in FHLB-P borrowings and $15 million in subordinated debt, a total of $320.9 million at December 31, 2008. The decrease in total wholesale funding of approximately $37.2 million from December 31, 2008 was primarily due to the maturity of secured wholesale deposits that were not replaced. Average other deposits (total deposits less wholesale deposits) for the first quarter of 2009 increased 6.6% or $45.4 million to $737.2 million compared with $691.8 million at the end of 2008. See the Liquidity section for further details on the Corporation’s FHLB-P borrowing capacity and availability.

The Corporation successfully attracted new core deposit balances in savings, NOW and market rate accounts. The balance as of March 31, 2009 was $388.2 million, an increase of 16.8% from December 31, 2008.

Average deposits for the first quarter of 2009 increased $25 million or 3.0% to $870.0 million compared to $845.0 million in the fourth quarter of 2008.

Deposits and borrowings at March 31, 2009 and December 31, 2008 are as follows:

(dollars in millions)	March 31, 2009	December 31, 2008	Change
			Dollars	Percentage
Interest-bearing checking	$132.4	$135.5	$(3.1)	(2.3)%
Money market	172.0	142.7	29.3	20.5%
Savings	83.8	54.3	29.5	54.3%
IND deposits	29.5	30.2	(0.7)	(2.1)%
Wholesale deposits	86.8	120.8	(34.0)	(28.1)%
Time deposits	205.2	211.5	(6.3)	(3.0)%

Interest-bearing deposits	709.7	695.0	14.7	2.1%
Non-interest bearing deposits	177.1	174.5	2.6	1.5%

Total deposits	886.8	869.5	17.3	2.0%
FHLB advances	152.4	154.9	(2.5)	(1.6)%
Subordinated debt	15.0	15.0	—	—

Borrowed funds	167.4	169.9	(2.5)	(1.6)%

Total deposits and borrowings	$1,054.2	$1,039.4	$14.8	1.4%

Quarterly average deposits	$870.0	$845.1	$24.9	2.9%
Quarterly average borrowings and subordinated debt	169.1	171.0	(1.9)	(1.1)%

Quarterly average deposits and borrowings	$1,039.1	$1,016.1	$23.0	2.3%

Residential Mortgage Segment Activity

(dollars in millions)	1st Qtr 2009		4th Qtr 2008		3rd Qtr 2008		2nd Qtr 2008		1st Qtr 2008
Residential loans held in portfolio *	$124.6		$132.5		$127.8		$114.9		$118.1
Mortgage originations	96.5		25.8		24.1		30.1		28.8
Mortgage loans sold:
Servicing retained	93.1		10.7		6.0		12.6		14.3
Servicing released	1.2		5.8		7.2		10.2		11.1

Total mortgage loans sold	$94.3		$16.5		$13.2		$22.8		$25.4

Servicing retained %	98.7%		64.8%		45.3%		55.5%		56.4%
Servicing released %	1.3%		35.2%		54.7%		44.5%		43.6%
Loans serviced for others *	$411.5		$350.2		$353.8		$358.8		$357.7
Mortgage servicing rights *	2.7		2.2		2.9		2.9		2.8
Gain on sale of loans	1,877		293		287		363		332
Loan servicing and late fees	291		281		298		305		310
Amortization of MSR’s	195		81		91		119		76
Impairment (recovery) of MSR’s	204		638		11		(30)		49
Basis point yield on loans sold (includes MSR income)	199	bp	178	bp	217	bp	159	bp	131	bp

*	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $94.7 million or 8.1% of total assets as of March 31, 2009, compared to $92.4 million or 8.0% of total assets as of December 31, 2008. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2009 and December 31, 2008:

(dollars in millions)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
March 31, 2009:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	$117.3	11.41%	$102.8	10%
Bank	112.8	11.02%	102.4	10%
Tier I Capital to Risk Weighted Assets
Consolidated	92.1	8.96%	61.7	6%
Bank	87.6	8.56%	61.4	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	92.1	8.05%	57.2	5%
Bank	87.6	7.68%	57.0	5%
December 31, 2008:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	$115.4	11.29%	$102.2	10%
Bank	111.7	10.98%	101.7	10%
Tier I Capital to Risk Weighted Assets
Consolidated	90.0	8.81%	61.3	6%
Bank	86.4	8.49%	61.4	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	90.0	8.03%	56.1	5%
Bank	86.4	7.70%	56.1	5%

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

To enhance the Tier II regulatory capital ratios of the Corporation and the Bank, the Bank raised $7.5 million in subordinated debt on April 20, 2009 which is intended to qualify as Tier II capital. This subordinated debt bears interest at a rate per annum equal to the ninety day LIBOR rate plus 5.75% and is adjusted quarterly. Interest is payable quarterly and principal is due on June 15, 2019. The rate of interest is capped at 10.0% per annum during the first five years of the term.

On April 20, 2009, in accordance with and reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), the Corporation sold 150,061 shares of its common stock, par value $1.00 per share (“Shares”), in a private placement of securities to a purchaser which qualifies as an accredited investor under Rule 501(a) of Regulation D under the Securities Act. The purchase price per Share was equal to the average closing price of shares of the Corporation’s common stock on NASDAQ Global Markets for the thirty trading days ending on April 16, 2009, which equaled $16.66 per Share. The aggregate purchase price for the Shares sold was $2.5 million. The Corporation did not pay any underwriting discounts or commissions and did not pay any brokerage fees in connection with the sale of the Shares. The Shares sold constituted 1.7% of the number of outstanding shares of the Corporation’s common stock, as determined immediately after the closing of the sale. The Corporation intends to use the proceeds from the sale of the Shares to satisfy its working capital requirements and general corporate purposes, and for any other purpose deemed to be in the Corporation’s best interest.

The following table represents the Corporation’s and the Bank’s risk based capital ratios at March 31, 2009, which exceed the standards for classification as “well capitalized” along with the pro forma effects of the $7.5 million in subordinated debt and the $2.5 million sale of Shares discussed previously.

	Regulatory Minimum to be Well Capitalized	Actual	Proforma
Bryn Mawr Trust Company Consolidated

Tier I Capital to Risk Weighted Assets (RWA)	6.00%	8.56%	8.56%

Total (Tier II) Capital to RWA	10.00%	11.02%	11.75%

Tier I Leverage Ratio	5.00%	7.68%	7.68%

Bryn Mawr Bank Corporation

Tier I Capital to Risk Weighted Assets (RWA)	6.00%	8.96%	9.22%

Total (Tier II) Capital to RWA	10.00%	11.41%	12.39%

Tier I Leverage Ratio	5.00%	8.05%	8.28%

Tangible Common Equity Ratio	—	7.20%	7.34%

Liquidity

The Corporation manages its liquidity position on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB-P and Federal Reserve, purchasing and issuing wholesale certificates of deposit as its secondary sources.

Unused availability is detailed on the following table:

(dollars in millions)	3/31/09	% Unused	12/31/08	% Unused	$ Change	% Changed
FHLB-P	$258.3	61.3%	$142.6	41.3%	$115.7	81.1%
Federal Reserve Bank of Philadelphia	98.0	100.0%	9.0	100.0%	89.0	989.0%
Fed Funds Lines (7 banks)	75.0	100.0%	75.0	100.0%	—	0%

Total	$431.3	72.6%	$226.6	52.8%	$204.7	90.3%

Availability at the Federal Reserve was $9 million at December 31, 2008. In the first quarter of 2009, the Bank pledged approximately $110 million of commercial and industrial loans to the Federal Reserve’s discount window program providing an additional $89 million of borrowing capacity.

The Federal Reserve borrowing capacity will be reduced by approximately $11 million as of April 27, 2009, as the Federal Reserve reduced the lendable value for collateral purposes of commercial loans from 75% to 65% for all participating banks to reflect economic conditions. Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

As of March 31, 2009 the Corporation held approximately $7.9 million of FHLB-P stock which is included in other assets. As of December 31, 2008 the FHLB-P announced it had voluntarily suspended the payment of dividends and the repurchase of excess capital stock until further notice. The dividend suspension reduces 2009 earnings by approximately $200 thousand with additional capital calls possible. The Corporation’s use of FHLB-P borrowings as a source of funds is effectively more expensive due to the suspension of FHLB-P dividends and the related capital stock redemption restrictions.

The Corporation has an Agreement with Promotory Interfinancial Network, LLC to provide up to $40 million of Insured Network Deposits (“IND”) from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The Corporation had approximately $30 million in balances at March 31, 2009 under this program which are classified on the balance sheet as savings and NOW accounts.

Wholesale funding, which is defined as wholesale deposits (primarily certificates of deposit and funds from IND and borrowed funds (FHLB-P advances and subordinated debt) of $283.7 million at March 31, 2009 decreased $37.2 million or 11.6% from year end 2008 balances of $320.9 million, primarily due to the Corporation allowing secured wholesale deposits to mature without replacement. Wholesale funding as a percentage of total funding was 26.9% at March 31, 2009 compared to 30.9% at December 31, 2008.

The Corporation’s investment portfolio decreased $2.2 million or 2.0% to $106.2 million at March 31, 2009 from $108.3 million at March 31, 2008 due to the maturity of investments and the paydown of mortgage backed securities that were not replaced. On March 31, 2009, the fair value of the Corporation’s investment securities portfolio was $106.2 million, approximately $1.0 million or 0.9% above amortized cost. The Corporation’s investment portfolio is approximately 9.1% of total assets compared to 9.4% of total assets at December 31, 2008. The Corporation’s policy is to keep the investment portfolio at approximately 10% of total assets.

Money market fund balances grew to $72.4 million at March 31, 2009 from $5.1 million at December 31, 2008. These funds provide a higher yield than the Federal Reserve and other depository institutions.

The Corporation’s reliance on wholesale funding has increased significantly over the last three years mainly due to the increases in loans and leases and the investments portfolio, but has fallen approximately 7.1% since December 31, 2008. The Corporation is constantly evaluating alternative funding sources and different options for increasing core deposits.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2009 were $313.7 million.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2009 amounted to $17.5 million.

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

Contractual Cash Obligations of the Corporation as of March 31, 2009:

(In millions)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$594.9	$594.9	$—	$—	$—
Wholesale and time deposits	291.8	274.4	17.1	0.2	0.1
Operating leases	21.5	1.3	2.5	2.1	15.6
Subordinated debt	15.0	—	—	—	15.0
Borrowings	152.4	20.0	82.5	41.1	8.8
Purchase obligations	5.5	1.8	2.6	1.1	—
Non-discretionary pension contributions	0.1	0.1	—	—	—

Total	$1,081.1	$892.4	$104.7	$44.5	$39.5

Section 404 of Sarbanes Oxley Act of 2002

The Corporation and its Management completed compliance procedures relating to Section 404 of the Sarbanes Oxley Act of 2002 (“SOX 404”) for the fiscal year ended December 31, 2008 as documented in the Corporation’s Form 10-K. Management continues to devote considerable effort in 2009 to assure continued compliance with all aspects of SOX 404.

Other Information

•	Branch Office Expansion

The Corporation successfully opened its West Chester regional banking center on January 2, 2009. The West Chester PA regional banking center is a conveniently located, state-of-the-art 4,000 foot facility with a multi-lane drive-up and twenty-four hour ATM banking and had deposits of $8.8 million on March 31, 2009.

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

Proposed risk-based adjustments by the FDIC to the initial base assessment rate may be made depending on the following factors: unsecured debt, secured liabilities and brokered deposits. The unsecured debt adjustment includes a potential decrease of up to 2 basis points for unsecured debt including senior and subordinated debt, a portion of Tier I capital. The secured liability and brokered deposit adjustments include a potential increase in the secured liability adjustment not to exceed 50% of a bank’s assessment rate before the increase for secured liabilities and a potential increase not exceeding 10 basis points for brokered deposits. All basis point adjustments are annualized with the adjustments to be effective April 1, 2009.

On March 30, 2009 the Federal Reserve announced it will change lendable value percentages for various groups of loans pledged to the Federal Reserve discount window to reflect recent trends in the values of these loans as of April 27, 2009. The commercial and industrial loans the Corporation pledged to the Federal Reserve initially had a lendable value for collateral purposes of 75%. As of April 27, 2009 the value for collateral purposes will be reduced to 65%. This will reduce the Corporation’s borrowing capacity at the Federal Reserve by approximately $11 million after April 27, 2009, to approximately $87 million.

The general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, an impact on the Corporation’s results of operations.

See Effects of Government Monetary Policies for additional information.

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

FDIC Temporary Liquidity Program

Announced on October 14, 2008, the United States Treasury signed a systematic risk exception to the FDIC Act, to enable the FDIC to temporarily guarantee the non-interest bearing deposit transaction accounts and senior debt of all FDIC-insured institutions and their holding companies. Non-interest bearing deposit transaction accounts under this program will have full insurance coverage guaranteed until December 31, 2009. All FDIC insured institutions were immediately covered for the first thirty days at no charge. After the initial 30 days or December 5, 2008, institutions may elect to opt out of the program by giving notice to the FDIC. There will be an annualized service charge of 10 basis points on all deposit accounts not covered by the $250,000 limit. The Corporation has made the decision not to opt out of this coverage.

The guarantee of newly issued senior debt is for all amounts issued before June 30, 2009 subject to certain limitations. This includes promissory notes, commercial paper, inter-bank funding and any unsecured portion of secured debt. All FDIC insured institutions will be covered immediately under this program for the first thirty days at no charge. After 30 days or December 5, 2008, the institutions may elect to opt out. Institutions that elect to remain in the program will incur an annualized fee of 75 basis points on the amount of debt issued under this program. Coverage will be provided until June 30, 2012. The Corporation made a decision not to opt out of this program. However, the Corporation has not issued any debt under this program as of March 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There has been no material change in the Corporation’s assessment of its sensitivity to market risks since its presentation in the 2008 Annual Report on Form 10-K filed with the SEC.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Corporation’s 2008 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following tables present the shares repurchased by the Corporation during the first quarter of 2009 (1) (2) :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2009 – January 31, 2009	1,951	$19.62	$—	195,705
February 1, 2009 – February 28, 2009	3,412	16.02	—	195,705
March 1, 20097 – March 31, 2009	1,819	14.72	—	195,705

Total	7,182	$16.67	$—	195,705

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million and terminated the 2003 Program. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	In January, February and March 2009, 7,182 shares were purchased by the Corporation’s Thrift Plan and Deferred Compensation plans through open market transactions by the Corporation’s Wealth Management Division investment personnel and stock option exercise at that day’s closing price.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description and References
3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008.

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008.

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: May 11, 2009	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: May 11, 2009	By:	/S/ J. DUNCAN SMITH
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