Form 10-Q
period 2009-06-30
BRYN MAWR BANK CORP
filed 2009-08-07
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Stock, par value $1	8,783,079

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands, except share data)	2009	2008	2009	2008
Interest income:
Loans	$11,489	$11,571	$22,950	$23,532
Leases	1,476	1,444	3,017	2,760
Cash and cash equivalents	92	31	192	133
Investment securities and dividend income	1,165	1,186	2,356	1,869

Total interest and dividend income	14,222	14,232	28,515	28,294
Interest expense:
Savings, NOW, and market rate accounts	798	794	1,614	1,851
Time deposits	1,316	1,353	2,869	3,468
Wholesale deposits	616	1,591	1,429	3,236
Borrowed funds	1,274	1,191	2,538	1,828
Subordinated debt	306	—	527	—

Total interest expense	4,310	4,929	8,977	10,383

Net interest income	9,912	9,303	19,538	17,911
Loan and lease loss provision	1,686	781	3,277	1,635

Net interest income after loan and lease loss provision	8,226	8,522	16,261	16,276

Non-interest income:
Fees for wealth management services	3,621	3,291	7,124	6,603
Service charges on deposit accounts	490	429	954	821
Loan servicing and other fees	343	305	634	615
Net gain on sale of residential mortgage loans	2,516	363	4,393	695
BOLI income	—	117	—	260
Net gain on sale of investments	—	—	472	222
Net gain on trading investments	80	—	80	—
Interest rate floor income	—	—	—	268
Other operating income	751	727	1,629	1,378

Total non-interest income	7,801	5,232	15,286	10,862

Non-interest expenses:
Salaries and wages	5,626	4,532	11,105	9,011
Employee benefits	1,462	947	3,044	2,279
Occupancy and bank premises	906	715	1,833	1,465
Furniture, fixtures, and equipment	612	565	1,198	1,114
Advertising	346	222	578	494
Amortization of mortgage servicing rights	256	119	451	195
(Recovery)/Impairment of mortgage servicing rights	(115)	(30)	89	19
Intangible asset amortization	77	—	154	—
FDIC insurance	357	122	679	213
FDIC special assessment	540	—	540	—
Professional fees	544	364	887	683
Other operating expenses	1,676	1,447	3,197	2,609

Total non-interest expenses	12,287	9,003	23,755	18,082
Income before income taxes	3,740	4,751	7,792	9,056
Income taxes	1,291	1,586	2,711	2,993

Net income	$2,449	$3,165	$5,081	$6,063

Basic earnings per common share	$0.28	$0.37	$0.59	$0.71
Diluted earnings per common share	$0.28	$0.37	$0.58	$0.71
Dividends declared per share	$0.14	$0.13	$0.28	$0.26
Weighted-average basic shares outstanding	8,745,708	8,571,143	8,674,453	8,552,805
Dilutive potential common shares	21,601	31,836	20,050	30,125

Weighted-average dilutive shares	8,767,309	8,602,979	8,694,503	8,582,930

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

(dollars in thousands, except share data)	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$11,260	$18,776
Interest bearing deposits with banks	51,455	45,100
Money market funds	38,252	5,109

Total cash and cash equivalents	100,967	68,985
Trading securities	5,105	—
Investment securities available for sale, at fair value (amortized cost of $151,910 and $107,255 as of June 30, 2009 and December 31, 2008, respectively)	153,738	108,329

Total investment portfolio	158,843	108,329
Loans held for sale	6,837	3,024
Portfolio loans and leases	877,638	899,577
Less: Allowance for loan and lease losses	(10,389)	(10,332)

Net portfolio loans and leases	867,249	889,245

Premises and equipment, net	21,362	21,296
Accrued interest receivable	4,196	4,033
Deferred income taxes	5,404	5,478
Mortgage servicing rights	3,645	2,205
Bank owned life insurance (BOLI)	—	15,585
Goodwill	4,824	4,629
Intangible assets	5,575	5,729
Other investments	10,837	10,866
Other assets	7,905	11,942
Other real estate owned (OREO)	1,897	—

Total assets	$1,199,541	$1,151,346

Liabilities
Deposits:
Noninterest-bearing demand	$181,153	$174,449
Savings, NOW and market rate accounts	424,551	362,738
Wholesale deposits	88,119	120,761
Time deposits	200,174	211,542

Total deposits	893,997	869,490

Borrowed funds	149,925	154,939
Subordinated debt	22,500	15,000
Mortgage payable	2,090	—
Accrued interest payable	3,610	4,369
Unsettled securities payable	11,811	—
Other liabilities	16,120	15,135

Total liabilities	1,100,053	1,058,933

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares as of June 30, 2009 and December 31, 2008 respectively; issued 11,700,743 and 11,513,782 shares as of June 30, 2009 and December 31, 2008 respectively and outstanding of 8,781,079 and 8,592,259 shares as of June 30, 2009 and December 31, 2008, respectively	11,701	11,514
Paid-in capital in excess of par value	16,387	12,983
Accumulated other comprehensive loss, net of taxes	(7,162)	(7,995)
Retained earnings	108,494	105,845

	129,420	122,347

Less: Common stock in treasury at cost - 2,919,664 and 2,921,523 shares as of June 30, 2009 and December 31, 2008 respectively	(29,932)	(29,934)

Total shareholders’ equity	99,488	92,413

Total liabilities and shareholders’ equity	$1,199,541	$1,151,346

Book value per share	$11.33	$10.76

Tangible book value per share	$10.15	$9.55

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

	Six Months Ended June 30
(dollars in thousands)	2009	2008
Operating activities:
Net income	$5,081	$6,063
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	3,277	1,635
Provision for depreciation and amortization	1,385	852
Loans originated for resale	(206,512)	(44,627)
Proceeds from loans sold	207,092	48,143
Gain on trading securities	(80)	—
Net gain on sale of residential mortgages	(4,393)	(695)
Provision for deferred income taxes (benefit)	(374)	(199)
Stock-based compensation cost	141	—
Change in income tax payable/receivable	1,524	306
Change in accrued interest receivable	(163)	251
Change in accrued interest payable	(759)	(3,152)
Change in mortgage servicing rights, net	(1,440)	(70)
Change in intangible assets	154	—
Other, net	4,378	(3,523)

Net cash provided by operating activities	9,311	4,984

Investing activities:
Purchases of investment securities - AFS	(67,390)	(95,872)
Purchase of trading securities	(5,025)	—
Proceeds from sale of investment securities available for sale	12,946	21,004
Proceeds from maturity of investment securities and mortgage-backed securities pay downs	14,737	5,782
Proceeds from calls of investment securities	6,500	9,000
Net change in other investments	29	—
Proceeds from BOLI repayment	15,585	—
Net portfolio loan and lease repayments (originations)	16,823	(51,517)
Purchase of premises and equipment	(1,030)	(2,082)
Contingent earn-out payment for Lau Associates	(195)	—

Net cash used by investing activities	(7,020)	(113,685)

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	68,517	(73,152)
Change in time deposits	(11,368)	(36,783)
Change in wholesale deposits	(32,642)	14,229
Dividends paid	(2,432)	(2,223)
Increase in borrowed funds greater than 90 days	—	137,293
Repayment of borrowed funds greater than 90 days	(5,014)	—
Increase in subordinated debt	7,500	—
Mortgage payable	2,090	—
Purchase of treasury stock	(42)	(286)
Tax benefit from exercise of stock options	63	116
Proceeds from exercise of stock options	461	855
Proceeds from issuance of common stock	2,558	—

Net cash provided by financing activities	29,691	40,049

Change in cash and cash equivalents	31,982	(68,652)
Cash and cash equivalents at beginning of period	68,985	95,174

Cash and cash equivalents at end of period	$100,967	$26,522

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$1,499	$3,041
Interest	$9,736	$13,535
Supplemental non-cash investing and financing activities:
Unsettled AFS securities	$11,811	$4,954
Change in other comprehensive loss	1,281	1,369
Change in deferred taxes due to change in comprehensive income	448	(478)
Transfer of loans to assets acquired through foreclosure	1,897	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	For the 6 Months Ended June 30, 2009
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands)
Balance - December 31, 2008	11,513,782	$11,514	$12,983	$105,845	$(7,995)	$(29,934)	$92,413
Net Income	—	—	—	5,081	—	—	5,081
Dividends declared - $0.28 per share	—	—	—	(2,432)	—	—	(2,432)
Other comprehensive income, net of tax expense of $448	—	—	—	—	833	—	833
Stock based compensation	—	—	553	—	—	—	553
Tax benefit stock option exercise	—	—	63	—	—	—	63
Purchase of treasury stock	—	—	—	—	—	(42)	(42)
Retirement of treasury stock	(4,522)	(4)	(40)	—	—	44	—
Common stock issued	154,583	154	2,404	—	—	—	2,558
Exercise of stock options	36,900	37	424	—	—	—	461

Balance – June 30, 2009	11,700,743	$11,701	$16,387	$108,494	$(7,162)	$(29,932)	$99,488

	For the 6 Months Ended June 30, 2008
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands)
Balance - December 31, 2007	11,434,332	$11,434	$11,698	$101,146	$(4,304)	$(29,623)	$90,351
Net Income	—	—	—	6,063	—	—	6,063
Dividends declared - $0.26 per share	—	—	—	(2,223)	—	—	(2,223)
Other comprehensive loss, net of tax benefit of ($478)	—	—	—	—	(891)	—	(891)
Tax benefit stock option exercise	—	—	116	—	—	—	116
Purchase of treasury stock	—	—	—	—	—	(336)	(336)
Retirement of treasury stock	(5,096)	(5)	(45)	—	—	50	—
Common stock issued	5,096	5	90	—	—	—	95
Exercise of stock options	58,450	59	801	—	—	—	860

Balance – June 30, 2008	11,492,782	$11,493	$12,660	$104,986	$(5,195)	$(29,909)	$94,035

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended June 30
(dollars in thousands)	2009	2008
Net income	$2,449	$3,165
Other comprehensive income:
Unrealized investment gains (losses) net of tax expense (benefit) of $292 and ($683), respectively	542	(1,268)
Change in unfunded pension liability, net of tax expense of $125 and $71, respectively	233	131

Total comprehensive income	$3,224	$2,028

	Six Months Ended June 30
(dollars in thousands)	2009	2008
Net income	$5,081	$6,063
Other comprehensive income:
Unrealized investment gains (losses) net of tax expense (benefit) of $264 and ($550), respectively	490	(1,023)
Change in unfunded pension liability, net of tax expense of $184 and $72, respectively	343	132

Total comprehensive income	$5,915	$5,172

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

(Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2008 Annual Report on Form 10-K. The Corporation’s consolidated financial condition and results of operations consist almost entirely of The Bryn Mawr Trust Company’s (the “Bank”) financial condition and results of operations.

The results of operations for the three month and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands, except per share data)	2009	2008	2009	2008
Numerator:
Net income available to common shareholders	$2,449	$3,165	$5,081	$6,063

Denominator for basic earnings per share – weighted average shares outstanding	8,745,708	8,571,143	8,674,453	8,552,805
Effect of dilutive potential common shares	21,601	31,836	20,050	30,125

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	8,767,309	8,602,979	8,694,503	8,582,930

Basic earnings per share	$0.28	$0.37	$0.59	$0.71
Diluted earnings per share	$0.28	$0.37	$0.58	$0.71
Antidilutive shares excluded from computation of average dilutive earnings per share	631,064	274,037	695,633	276,556

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

4. Investment Securities

The amortized cost and estimated fair value of investments, all of which were classified as available for sale, are as follows:

As of June 30, 2009

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$40,147	$170	$(3)	$40,314
State, county and municipal securities	17,937	47	(168)	17,816
Federal agency mortgage backed securities – residential	63,497	1,677	—	65,174
Government agency mortgaged backed securities – residential	11,539	113	(31)	11,621
Corporate bonds	17,340	152	(129)	17,363
Other debt securities	1,450	—	—	1,450

Total available for sale securities	$151,910	$2,159	$(331)	$153,738

As of December 31, 2008

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$10,999	$171	$—	$11,170
State, county and municipal securities	7,071	43	(18)	7,096
Federal agency mortgage backed securities	78,054	1,647	(42)	79,659
Corporate bonds	10,181	—	(727)	9,454
Other debt securities	950	—	—	950

Total	$107,255	$1,861	$(787)	$108,329

The following table shows the amount of securities that were in an unrealized loss position at June 30, 2009:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$4,997	$(3)	$—	$—	$4,997	$(3)
State, county and municipal securities	8,228	(168)	—	—	8,228	(168)
Federal agency mortgage backed securities	9,166	(31)	—	—	9,166	(31)
Corporate bonds	1,486	(14)	5,051	(115)	6,537	(129)

Total	$18,880	$(216)	$5,051	$(115)	$23,931	$(331)

At June 30, 2009 securities having an amortized cost of $56.5 million were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank (“FRB”) discount window program, the Federal Home Loan Bank of Pittsburgh (“FHLB-P”) borrowings and other purposes. The FHLB-P has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB-P.

The following table shows the amount of securities that were in a unrealized loss position at December 31, 2008:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
State, county and municipal securities	1,163	(18)	—	—	1,163	(18)
Federal agency mortgage backed securities	3,800	(42)	—	—	3,800	(42)
Corporate bonds	9,454	(727)	—	—	9,454	(727)

Total	$14,417	$(787)	$—	$—	$14,417	$(787)

The Corporation’s Management evaluates the debt securities in our investment portfolio, which include U.S. Government agencies, Government sponsored agencies, municipalities and other issuers, for other-than-temporary impairment and considers current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities in our investment portfolio are highly rated as investment grade and Management believes that it will not incur any material losses with respect to such securities. The unrealized losses presented in the table above are temporary in nature as they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. None of the investments are believed to be other-than-temporarily impaired. The Corporation intends to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

The amortized cost and estimated fair value of available for sale investment securities at June 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,454	$23,516
Due after one year through five years	40,910	41,048
Due after five years through ten years	6,017	6,011
Due after ten years	6,493	6,367
No stated maturity	—	—

Subtotal	76,874	76,942
Mortgage backed securities	75,036	76,796

Total available for sale securities	$151,910	$153,738

5. Stock Based Compensation

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

The following table provides information about options outstanding for the three-months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding March 31, 2009	866,364	$19.92	$4.37
Granted	—	—	—
Forfeited	—	—	—
Exercised	11,200	$12.73	$2.43

Options outstanding June 30, 2009	855,164	$20.02	$4.40

The following table provides information about unvested options for the three-months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options March 31, 2009	235,838	$23.28	$5.14
Granted	—	—	—
Vested	1,208	$21.83	$5.90
Forfeited	—	—	—

Unvested options June 30, 2009	234,630	$23.29	$5.14

The following table provides information about options outstanding for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2008	901,814	$19.70	$4.31
Granted	—	—	—
Forfeited/Expired	9,750	$19.37	$4.22
Exercised	36,900	$12.51	$2.39

Options outstanding June 30, 2009	855,164	$20.02	$4.40

The following table provides information about unvested options for the six-months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2008	237,172	$23.28	$5.15
Granted	—	—	—
Vested	2,542	$22.85	$6.38
Forfeited	—	—	—

Unvested options June 30, 2009	234,630	$23.29	$5.14

The total not-yet-recognized compensation expense of unvested stock options is $920 thousand. This expense will be recognized over a weighted average period of 43 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 were as follows:

(dollars in thousands)	2009	2008
Proceeds from strike price of options exercised	$461.5	$855.1
Related tax benefit recognized	62.9	116.4

Proceeds of options exercised	$524.4	$971.5

Intrinsic value of options exercised	$165.6	$332.5

The following table provides information about options outstanding and exercisable options at June 30, 2009:

	Outstanding	Exercisable
Number	855,164	620,534
Weighted average exercise price	$20.02	$18.78
Aggregate intrinsic value	$595,711	$595,711
Weighted average contractual term (in years)	5.84	4.76

For the six months ended June 30, 2009 there were no options granted.

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

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the three months ended June 30, 2009 and 2008:

	For Three months Ended June 30
	SERP		QDBP		PRBP
	2009	2008	2009	2008	2009	2008
Service cost	$48	$16	$—	$—	$—	$—
Interest cost	68	49	469	426	12	16
Expected return on plan assets	—	—	(501)	(635)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	36	33	—	78	(50)	(50)
Amortization of net loss	—	—	265	—	19	14

Net periodic benefit cost (benefit)	$152	$98	$233	$(131)	$(13)	$(14)

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the six months ended June 30, 2009 and 2008:

	For Six months Ended June 30
	SERP		QDBP		PRBP
	2009	2008	2009	2008	2009	2008
Service cost	$96	$57	$—	$337	$—	$—
Interest cost	136	98	938	849	25	32
Expected return on plan assets	—	—	(1,003)	(1,315)	—	—
Amortization of transition obligation	—	—	—	—	13	12
Amortization of prior service costs	73	66	—	93	(101)	(100)
Amortization of net loss	—	—	531	—	38	28
Curtailment	—	—	—	18	—	—
Settlement	—	—	—	—	—	153

Net periodic benefit cost (benefit)	$305	$221	$466	$(18)	$(25)	$125

QDBP: As stated in the Corporation’s 2008 Annual Report, the Corporation does not have any minimum funding requirements for its QDBP for 2009. As of June 30, 2009 no contributions have been made to the QDBP.

SERP: The Corporation contributed $34 thousand during the second quarter of 2009 and it is expected to contribute an additional $68 thousand to the SERP plan for the remaining six months of 2009.

PRBP: In 2005 the Corporation capped the maximum payment under the PBRP at 120% of the 2005 benefit. It is anticipated the cost is at the cap in 2009.

7. Segment Information

The Corporation aggregates certain of its operations and has identified four “segments” as follows: Banking, Wealth Management, Mortgage Banking, and All Other. Footnote 23 – Segment Information, in the Notes to the Consolidated Financial Statements in the Corporation’s 2008 Annual Report on Form 10K provides additional descriptions of the identified segments.

Segment information for the quarter ended June 30, 2009 is as follows:

(Dollars in thousands)	2009
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$9,928	$3	$4	$(23)	$9,912
Less: Loan and lease loss provision	1,686	—	—	—	1,686

Net interest income after loan and lease loss provision	8,242	3	4	(23)	8,226
Other income:
Fees for wealth management services	—	3,620	—	—	3,621
Service charges on deposit accounts	491	—	—	—	490
Loan servicing and other fees	65	—	278	—	343
Net gain on sale of residential mortgage loans	—	—	2,516	—	2,516
Other income	561	12	228	30	831

Total other income	1,117	3,632	3,022	30	7,801
Other expenses:
Salaries and wages	3,095	1,616	790	125	5,626
Employee benefits	1,121	344	29	(31)	1,462
Occupancy and bank premises	1,296	222	50	(50)	1,518
Net impairment/amortization of mortgage servicing rights	—	—	141	—	141
Other operating expense	2,933	388	299	(81)	3,540

Total other expense	8,445	2,570	1,309	(37)	12,287

Segment profit before income taxes	914	1,065	1,717	44	3,740
Intersegment pretax revenues (expenses) *	216	46	10	(272)	—

Pretax segment profit (loss) after eliminations	$1,130	$1,111	$1,727	$(228)	$3,740

% of segment pretax profit (loss) after eliminations	30.2%	29.7%	46.2%	(6.1)%	100%
Segment assets in millions of dollars	$1,179.1	$12.1	$4.0	$4.3	$1,199.5

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the quarter ended June 30, 2008 is as follows:

(Dollars in thousands)	2008
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$9,277	$—	$25	$1	$9,303
Less: Loan and lease loss provision	781	—	—	—	781

Net interest income after loan and lease loss provision	8,496	—	25	1	8,522
Other income:
Fees for wealth management services	—	3,291	—	—	3,291
Service charges on deposit accounts	429	—	—	—	429
Loan servicing and other fees	72	—	231	2	305
Net gain on sale of residential mortgage loans	—	—	363	—	363
Other income	744	—	62	38	844

Total other income	1,245	3,291	656	40	5,232
Other expenses:
Salaries and wages	2,949	1,237	250	96	4,532
Employee benefits	662	251	23	11	947
Occupancy and bank premises	1,156	112	58	(46)	1,280
Net impairment/amortization of mortgage servicing rights	—	—	89	—	89
Other operating expense	1,853	329	105	(132)	2,155

Total other expense	6,620	1,929	525	(71)	9,003

Segment profit before income taxes	3,121	1,362	156	112	4,751
Intersegment pretax revenues (expenses) *	201	45	10	(256)	—

Pretax segment profit (loss) after eliminations	$3,322	$1,407	$166	$(144)	$4,751

% of segment pretax profit (loss) after eliminations	69.9%	29.6%	3.5%	(3.0%)	100%
Segment assets in millions of dollars	$1,041.5	$0.7	$3.0	$4.1	$1,049.3

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the six months ended June 30, 2009 is as follows:

(Dollars in thousands)	2009
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$19,536	$7	$18	$(23)	$19,538
Less: Loan and lease loss provision	3,277	—	—	—	3,277

Net interest income after loan and lease loss provision	16,259	7	18	(23)	16,261
Other income:
Fees for wealth management services	—	7,124	—	—	7,124
Service charges on deposit accounts	954	—	—	—	954
Loan servicing and other fees	111	—	523	—	634
Net gain on sale of residential mortgage loans	—	—	4,393	—	4,393
Other income	1,723	24	356	78	2,181

Total other income	2,788	7,148	5,272	78	15,286
Other expenses:
Salaries and wages	6,182	3,196	1,476	251	11,105
Employee benefits	2,308	729	54	(47)	3,044
Occupancy and bank premises	2,600	429	103	(101)	3,031
Net impairment/amortization of mortgage servicing rights	—	—	540	—	540
Other operating expense	4,999	764	491	(219)	6,035

Total other expense	16,089	5,118	2,664	(116)	23,755

Segment profit before income taxes	2,958	2,037	2,626	171	7,792
Intersegment pretax revenues (expenses) *	462	92	20	(574)	—

Pretax segment profit (loss) after eliminations	$3,420	$2,129	$2,646	$(403)	$7,792

% of segment pretax profit (loss) after eliminations	43.9%	27.3%	34.0%	(5.2)%	100%
Segment assets in millions of dollars	$1,179.1	$12.1	$4.0	$4.3	$1,199.5

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the six months ended June 30, 2008 is as follows:

(Dollars in thousands)	2008
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$17,872	$—	$36	$3	$17,911
Less: Loan and lease loss provision	1,635	—	—	—	1,635

Net interest income after loan and lease loss provision	16,237	—	36	3	16,276
Other income:
Fees for wealth management services	—	6,603	—	—	6,603
Service charges on deposit accounts	821	—	—	—	821
Loan servicing and other fees	152	—	462	1	615
Net gain on sale of residential mortgage loans	—	—	695	—	695
Other income	1,940	—	97	91	2,128

Total other income	2,913	6,603	1,254	92	10,862
Other expenses:
Salaries and wages	5,900	2,418	496	197	9,011
Employee benefits	1,701	492	63	23	2,279
Occupancy and bank premises	2,317	246	107	(91)	2,579
Net impairment/amortization of mortgage servicing rights	—	—	214	—	214
Other operating expense	3,392	610	218	(221)	3,999

Total other expense	13,310	3,766	1,098	(92)	18,082

Segment profit before income taxes	5,840	2,837	192	187	9,056
Intersegment pretax revenues (expenses) *	394	90	20	(504)	—

Pretax segment profit (loss) after eliminations	$6,234	$2,927	$212	$(317)	$9,056

% of segment pretax profit (loss) after eliminations	68.8%	32.3%	2.4%	(3.5%)	100%
Segment assets in millions of dollars	$1,041.5	$0.7	$3.0	$4.1	$1,049.3

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Other segment information is as follows:

	June 30		December 31, 2008
(dollars in millions)	2009	2008
Wealth Management Segment:
Brokerage Assets(1)	$143.2	88.9	75.7
Assets Under Management and Administration – Wealth Division	1,523.0	2,105.4	1,564.0
Assets Under Management, Administration and Supervision – Lau Associates	488.9	—	506.7

Assets Under Management, Administration, Supervision and Brokerage Assets	2,155.1	2,194.3	$2,146.4

Mortgage Banking Segment:
Mortgage Loans Serviced for Others	$490.2	$358.8	$350.2
Mortgage Servicing Rights	$3.6	$2.9	$2.2

(1)	Brokerage assets, which include assets of Bryn Mawr Asset Management, represent assets held at a registered broker dealer under a networking agreement.

8. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSR’s”) for the six months ended June 30, 2009 and 2008:

(dollars in thousands)	2009	2008
Balance, January 1	$2,205	$2,820
Additions	1,980	284
Amortization	(451)	(195)
Recovery	(283)	(49)
Impairment	194	30

Balance, June 30	$3,645	$2,890

Fair value	$4,506	$3,843

At June 30, 2009 key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2009
Fair value amount of MSRs	$4,506
Weighted average life (in years)	5.3
Prepayment speeds (constant prepayment rate)*:	15.5%
Impact on fair value:
10% adverse change	$(224)
20% adverse change	$(430)
Discount rate:	10.3%
Impact on fair value:
10% adverse change	$(161)
20% adverse change	$(312)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

9. Impaired Loans and Leases

The following summarizes the Corporation’s impaired loans for the periods ended:

	For The Three Months Ended		For The Twelve Months Ended
(dollars in thousands)	June 30, 2009	June 30, 2008	December 31, 2008
Period end balance	$3,476	$1,060	$4,586
Average period to date balance	2,893	931	1,476
Loans with specific loss allowances	2,054	—	3,150
Charge-offs and recoveries	438	—	—
Loss allowances reserved	202	—	124
Period to date income recognized	$57	$21	$42

The Corporation had impaired leases as of June 30, 2009 of $2.4 million and $717 thousand and $637 thousand as of December 31, 2008 and June 30, 2008, respectively. At June 30, 2009 the Corporation had a total of $3.2 million of troubled debt restructurings (“TDR”) which included one commercial loan of $1.5 million and leases totaling $1.7 million. There were no TDR’s as of December 31, 2008 or June 30, 2008.

10. Goodwill and Other Intangibles

The goodwill and intangible balances presented below resulted from the acquisition of JNJ Holdings LLC, Lau Associates LLC and Lau Professional Services LLC (collectively, “Lau”) in the third quarter of 2008. During the first quarter of 2009, the Corporation paid $195 thousand based on the terms of the acquisition agreement related to the 2008 contingent payment. This payment was recorded as goodwill. For further information on the acquisition of Lau, please refer to Footnote 2 in the Corporation’s 2008 Annual Report on Form 10-K.

The changes in the carrying amount of goodwill and intangibles were as follows:

(dollars in thousands)	Goodwill	Intangibles
Balance January 1, 2009	$4,629	$5,729
2008 Earn-out adjustment	195	—
Amortization	—	(154)

Balance June 30, 2009	$4,824	$5,575

Management performed the annual review of goodwill and identifiable intangibles at December 31, 2008 in accordance with FAS 142, “Goodwill and Other Intangible Assets” and FAS 144, “Accounting for the Impairment or disposal of Long-Lived Assets”. Management determined there was no impairment of goodwill and other intangible assets.

11. Capital

Dividend

The Corporation declared and paid a regular dividend of $0.14 per share, during the second quarter of 2009. This payment totaled $1.2 million. The Corporation’s Board of Directors declared a regular quarterly dividend of $0.14 per share payable September 1, 2009 to shareholders of record as of August 14, 2009.

Private Transactions in Securities

On April 20, 2009, the Bank raised from a single investor $7.5 million in subordinated debt which qualified as Tier II capital. This subordinated debt bears interest at a rate per annum equal to the ninety day LIBOR rate plus 5.75% and is adjusted quarterly. Interest is payable quarterly and principal is due on June 15, 2019. The rate of interest is capped at 10.0% per annum during the first five years of the term.

On April 20, 2009, in accordance with and reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), the Corporation also sold 150,061 shares of its common stock, par value $1.00 per share (“Shares”), in a private placement of securities to a purchaser which qualifies as an accredited investor under Rule 501(a) of Regulation D under the Securities Act. The purchase price per Share was equal to the average closing price of shares of the Corporation’s common stock on NASDAQ Global Markets for the thirty trading days ending on April 16, 2009, which equaled $16.66 per Share. The aggregate purchase price for the Shares sold was $2.5 million. The Corporation did not pay any underwriting discounts or commissions and did not pay any brokerage fees in connection with the sale of the Shares. The Shares sold constituted 1.7% of the outstanding shares of the Corporation’s common stock, as determined immediately after the closing of the sale. The Corporation intends to use the proceeds from the sale of the Shares to satisfy its working capital requirements and general corporate purposes, and for any other purpose deemed to be in the Corporation’s best interest

S-3 Shelf Registration Statement and Dividend Reinvestment and Stock Purchase Plan

On June 17, 2009, the SEC declared effective a shelf registration statement on Form S-3/A (“Shelf Registration Statement”) filed by the Corporation on June 15, 2009. The Shelf Registration Statement is intended to allow the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, warrants to purchase common stock, stock purchase contracts or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, any amount of such securities in a dollar amount up to $90,000,000, in the aggregate. The Corporation also registered for resale in the Shelf Registration Statement the Shares issued in the private placement of securities discussed in the preceding paragraph.

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission a prospectus supplement pursuant to Section 424(b)(2) of the Securities Act (“Prospectus Supplement”) in order to take securities down from the Shelf Registration Statement in connection with a newly established Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. A copy of the Plan as filed in our July 20, 2009 424(b)(2) filing can be found under “SEC filings” at our website, www.bmtc.com, by clicking on “About Us” and then “Investor Relations”.

12. Accounting for Uncertainty in Income Taxes

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. Federal income tax examination by taxing authorities for years before 2005. The Corporation recently closed with the Internal Revenue Service an examination of the 2005 tax year. Resolution of the examination did not have any material impact to the financial position of the Corporation. The Corporation received notification dated July 20, 2009 from the Internal Revenue Service that the Corporation’s 2007 tax year is being audited.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the second quarter of 2009. There were no significant FIN48 liabilities accrued during 2008 or in the first six months of 2009.

13. Fair Value Measurement

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

Trading securities are evaluated using quoted prices in active markets. U.S. Government agencies are evaluated and priced using multi-dimensional relational models and option adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other investments are evaluated using a broker-quote based application, including quotes from issuers.

These investment securities classified as available for sale and trading are shown below.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at June 30, 2009 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets Measured at Fair Value on a Recurring Basis at June 30, 2009:
Trading Securities	$5.1	$—	$—	$5.1
Investment Securities – AFS:
U.S. Government agency securities	—	40.3	—	40.3
State, county and municipal securities	—	17.8	—	17.8
Mortgage backed securities	—	76.8	—	76.8
Corporate bonds	—	17.3	—	17.3
Other debt securities	—	1.5	—	1.5

Total available for sale securities	$—	$153.7	$—	$153.7

Total assets measured at fair value on a recurring basis	$5.1	$153.7	$—	$158.8

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2009:
Mortgage servicing rights (MSRs)	$—	$3.6	$—	$3.6
OREO & Other repossessed property	—	1.9	—	1.9

Total assets measured at fair value on a nonrecurring basis	$—	$5.5	$—	$5.5

Other Real Estate Owned and Other Repossessed Property:

Other real estate owned (“OREO”) consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Corporation had $1.9 million in OREO assets at June 30, 2009.

14. BOLI

On August 13, 2008, the Corporation gave notice to its BOLI insurance carrier that it was surrendering its separate account BOLI insurance contract. The Corporation received $15.6 million cash on February 9, 2009 which was recorded as a receivable on the December 31, 2008 balance sheet. For the next 5 years the Corporation must send a quarterly certification letter stating that no BOLI contract was entered into for any of the individuals previously covered.

15. Fair Value of Financial Instruments

The following disclosures and schedules are disclosed in conjunction with the Corporation’s adoption of FSP FAS No. 107–1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.

FAS No. 107 – “Disclosures about Fair Value of Financial Instruments” (“FAS 107”) requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Trading Securities - Estimated fair values for trading securities are based on quoted market price, where available.

Available for Sale Securities - Estimated fair values for investment securities are based on quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Net Loans and Leases - For variable rate loans that reprice frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain mortgage loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Bank or the appraised market value of the underlying collateral, as determined by independent third party appraisers.

MSR’s – The fair value of MSR’s is established using specific loan characteristics as well as market-based assumptions. The value is based on all relevant facts and circumstances, recent sales of comparable assets and the professional experience of the specialized service broker, as well as the hypothetical placement of the portfolio in that day’s active marketplace.

Other Assets - The carrying amount of accrued interest receivable and other investments approximates fair value.

Deposits - The estimated fair values disclosed for noninterest-bearing demand deposits, NOW accounts, and Market Rate accounts are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on the certificate of deposit. FAS 107 defines the fair value of demand deposits as the amount payable on demand and prohibits adjusting estimated fair value from any value derived from retaining those deposits for an expected future period of time.

Borrowed Funds - The fair value of borrowed funds is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

Subordinated debt – The fair value of subordinated debt is established using a discounted cash flow calculation that applies interest rates currently being offered on comparable borrowings.

Mortgage payable – The fair value of the mortgage payable is established using a discounted cash flow calculation that applies interest rates currently being offered on comparable borrowings.

Other Liabilities - The carrying amounts of accrued interest payable, accrued taxes payable and other accrued payables approximate fair value.

Off-Balance Sheet Instruments - Estimated fair values of the Corporation’s off-balance sheet instruments (standby letters of credit and loan commitments) are based on fees and rates currently charged to enter into similar loan agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Since fees and rates charged for off-balance sheet items are at market levels when set, there is no material difference between the stated amount and estimated fair values of off-balance sheet instruments.

The carrying amount and estimated fair value of the Corporation’s financial instruments as of June 30, 2009 and December 31, 2008 are as follows:

	2009		2008
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$11,260	$11,260	$18,776	$18,776
Interest-bearing deposits with other banks	51,455	51,455	45,100	45,100
Money market funds	38,252	38,252	5,109	5,109

Cash and cash equivalents	100,967	100,967	68,985	68,985
Trading securities	5,105	5,105	––	––
Investment securities - AFS	153,738	153,738	108,329	108,329
Mortgage servicing rights	3,645	4,506	2,205	2,210
Loans held for sale	6,837	6,874	3,024	3,094
Other assets	62,001	62,001	79,558	79,558
Net loans and leases	867,248	881,701	889,245	909,228

Total financial assets	$1,199,541	$1,214,892	$1,151,346	$1,171,404

Financial liabilities:
Deposits	$893,997	$895,526	$869,490	$871,679
Borrowed funds	149,925	152,259	154,939	157,160
Subordinated debt	22,500	22,801	15,000	15,184
Mortgage payable	2,090	2,244	––	––
Other liabilities	31,541	31,541	19,504	19,504

Total financial liabilities	$1,100,053	$1,104,371	$1,058,933	$1,063,527

Off-balance sheet instruments	$318,320	$318,320	$318,368	$318,368

16. New Accounting Pronouncements

FAS 107-1 and APB 28-1

In April 2009, FASB issued FSP-FAS 107-1 and ABP 28-1, “Interim Disclosure about Fair Value of Financial Instruments”. FSP-FAS107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. All publicly traded companies are required to include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods. FAS 107-1 became effective for interim reporting periods ending after June 15, 2009. The Corporation adopted this statement as of June 30, 2009 and has made the required disclosures in Note 15 of this Form 10-Q.

FAS 115-2 and FAS 124-2

In April 2009, FASB issued FSP-FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments”. FSP-FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities. FSP-FAS 115-2 and 124-2 became effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation adopted this statement as of June 30, 2009. Since the Corporation has not had any other-than-temporary impairment as of April 1, 2009, no cumulative-effect adjustments were required to be recorded at adoption.

FAS 157-4

In April 2009, FASB issued FSP-FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FAS-FAS 157-4 became effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP did not have a material effect on the results of operations.

FAS No. 165

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively. The Corporation adopted this statement as of June 30, 2009 and such adoption did not have an impact on the results of operations or financial position. The Company has evaluated subsequent events through August 7, 2009.

FAS No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition guidance in Statement 140 and eliminates the concept of a qualifying special-purpose entities (“QSPEs”). SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of SFAS 166 is prohibited. The Corporation will adopt SFAS 166 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

FAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) The power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. SFAS 167 amends interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009. The Corporation will adopt SFAS 167 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

FAS No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. Codification does not create new accounting and reporting guidance rather it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of this Statement, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Corporation will adopt SFAS 168 on September 30, 2009 and will update all disclosures to reference Codification in its September 30, 2009 quarterly report.

17. Subsequent Events

Please refer to Note 11 Capital for information on subsequent events.

• ITEM 2 Management’s Discussion and Analysis of Results of Operation and Financial Condition

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

The Corporation competes in a highly competitive market area and includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Committee (“SEC”), NASDAQ, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of Philadelphia (“FRB”) and the Pennsylvania Department of Banking.

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

Other significant accounting policies are presented in Note 1 to the Corporation’s audited consolidated financial statements filed as part of the 2008 Annual Report on Form 10-K and in the footnotes to the Corporation’s unaudited financial statements filed as part of this Form 10-Q. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

Executive Overview

Three Months Results

The Corporation reported second quarter 2009 diluted earnings per share of $0.28 and net income of $2.4 million compared to diluted earnings per share of $0.37 and net income of $3.2 million in the same period last year. Return on average equity (ROE) and return on average assets (ROA) for the second quarter ended June 30, 2009 were 10.11% and 0.83%, respectively. ROE was 13.65% and ROA was 1.24% for the same period last year.

The Corporation’s second quarter performance was solid given the continued economic stress over the past eighteen months. The Corporation is well positioned for continued growth and profitability, and continues to exceed regulatory requirements for a well-capitalized organization. The Corporation’s capital position was enhanced during the second quarter by a $2.5 million sale of unregistered common stock and $7.5 million in subordinated debt which qualifies as Tier II capital at the Bank. This capital strengthens the Corporation’s and the Bank’s capital position and provides additional resources to take advantage of strategic opportunities to invest and expand.

Net income decreased $716 thousand or 22.6% to $2.4 million in the second quarter 2009 from $3.2 million in the same period last year. Factors contributing to the decrease include an increase in the provision for loan and lease losses attributable to the leasing portfolio, increased operating costs attributable to the opening of the West Chester Regional Banking Center, the acquisition of each of JNJ Holdings LLC, Lau Associates LLC and Lau Professional Services LLC (collectively “Lau”) on July 15, 2008, the opening of The Bryn Mawr Trust Company of Delaware, the FDIC insurance premium increases along with the FDIC insurance special assessment charge, and continued net interest margin pressure. These factors were partially offset by significant increases in mortgage origination activity. The net interest margin for the second quarter of 2009 was 3.59% compared with 3.63% in the fourth quarter of 2008 and 3.97% in the second quarter of 2008 due to lower rates on interest earning assets partially offset by lower costs of interest bearing liabilities.

Total portfolio loans and leases at June 30, 2009 were $877.6 million, a decrease of $22.0 million or 2.4% from 2008 year-end balance of $899.6 million. The decrease in the balance from year end was primarily in construction loans and leases. Credit quality on the overall loan and lease portfolio remains strong as total non-performing loans and leases represented 41 basis points or $3.7 million of portfolio loans and leases at June 30, 2009. This compares with 65 basis points or $5.8 million at December 31, 2008. The Corporation’s other real estate owned (“OREO”) balance as of June 30, 2009 was $1.9 million due to the foreclosure of a site development loan and its transfer into OREO at its estimated net realizable value compared to $0 on December 31, 2008 and $0 as of June 30, 2008.

The provision for loan and lease losses for the quarter ended June 30, 2009 and 2008 were $1.7 million and $781 thousand, respectively. At June 30, 2009, the allowance for loan and lease losses (“allowance”) of $10.4 million represents 1.18% of portfolio loans and leases compared with 1.15% at December 31, 2008 and 1.02% at June 30, 2008. The increase in the allowance from 1.15% to 1.18% is due in part to the continued weak economic environment that has hindered the results of our leasing portfolio.

The Corporation’s investment portfolio increased $50.5 million or 46.7% to $158.8 million at June 30, 2009 from $108.3 million at December 31, 2008 due to the Corporation’s strong liquidity position. Money market fund balances grew to $38.3 million at June 30, 2009 from $5.1 million at December 31, 2008, a result of increased deposit, money market and savings account inflows and lower loan fundings.

Second quarter 2009 average total interest bearing deposits were up $99.7 million during the second quarter of 2009, up 16.1% from the same period in 2008. Over the past 12 months the Corporation had significant increases in money market and savings accounts. Funding from wholesale sources, which includes wholesale deposits, Insured Network Deposits (“IND”) deposits, subordinated debt and borrowings, at June 30, 2009 of approximately $281.2 million, which was a $39.7 million decrease from $320.9 million at December 31, 2008. The increase in deposit activity during the second quarter of 2009 reduced the Corporation’s dependency on wholesale funding.

The Corporation had in aggregate unused borrowing capacity of approximately $416.3 million at June 30, 2009 at the Federal Home Loan Bank of Pittsburgh (“FHLB-P”), the FRB, and its correspondent banks. This compares with $226.6 million at December 31, 2008. The increase in unused borrowing is the result of additional borrowing capacity at the FRB by using commercial and industrial loans and corporate bonds as collateral. Furthermore, borrowing from the FHLB-P decreased $52 million from December 31, 2008 and the maximum borrowing capacity (“MBC”) at the FHLB-P increased $115 million, due to a collateral evaluation performed by the FHLB-P.

For the quarter ended June 30, 2009, non-interest income was $7.8 million, an increase of $2.6 million or 49.1% over the $5.2 million for the same period last year. This increase was primarily due to the net gain on sale of residential mortgage loans and Wealth Management revenue. Mortgage originations for the second quarter of 2009 were $125.1 million compared to $25.8 million in the fourth quarter of 2008 and $30.6 million in the second quarter of 2008, resulting in a significant increase in the gain on sale of residential mortgage loans. Wealth revenues increased to $3.6 million as of June 30, 2009 compared to $3.3 million in the second quarter of 2008. The addition of Lau Associates in the third quarter of 2008 offset declines in traditional wealth revenue from the Bank.

For the quarter ended June 30, 2009, non-interest expense was $12.3 million, an increase of $3.3 million or 36.5% over the $9.0 million in the same period last year. Costs related to the increase in residential mortgage loan originations, personnel, employee benefit costs and related support costs associated with new business initiatives including the Lau Associates acquisition on July 15, 2008, the opening of our West Chester Regional Banking Center on January 1, 2009 and The Bryn Mawr Trust Company of Delaware in the Fall of 2008, were the largest contributors to this increase. At quarter end, a $540 thousand FDIC insurance special assessment fee was accrued and will be payable September 30, 2009.

Six Months Results

The Corporation reported net income for the six months ended June 30, 2009 of $5.1 million or $0.58 diluted earnings per share, down from net income of $6.1 million or $0.71 diluted earnings per share for the first six months of 2008. ROE and ROA for the six months ended June 30, 2009 were 10.81% and 0.88%, respectively, compared to 13.25% and 1.24%, respectively, for the same period last year.

The tax equivalent net interest margin was 3.60% for the six months ended June 30, 2009, down from 3.97% from the same period in 2008. The earning asset yield declined 100 basis points to 5.25% in the first six months of 2009 from 6.25% in the same period of 2008. At the same time, total funding costs declined 81 basis points from 2.85% for the first six months of 2008 to 2.04% for the same period in 2009. The decrease in the margin to 3.60% in 2009 from 3.97% in 2008 is primarily due to lower rates on interest earning assets and higher overnight cash balances that were invested at lower market rates.

However, the tax equivalent net interest income increased $1.6 million to $19.7 million during the first six months of 2009 from $18.1 million during the first six months of 2008.

Non-interest income in the first half of the year was $15.3 million, up approximately $4.4 million compared to the first half of 2008, mainly due to a $3.7 million increase on the sale of residential mortgages. Other operating income, fees for wealth management services and service charges on deposits of $954 thousand were up $133 thousand or 16.2% from $821 thousand in the same period of 2008. Decreases in traditional Bank Wealth Management revenue was due to market valuation declines in the second half of 2008 and first quarter of 2009, and were more than offset by the revenue from the Lau Associates acquisition.

For the six month period ended June 30, 2009, non-interest expense was $23.8 million, up $5.7 million or 31.4% compared to the six month period ended June 30, 2008. The increase in non-interest expense is primarily the result of increases in salaries and wages associated with the new growth initiatives, FDIC insurance and special assessment charges, and the amortization of MSR’s.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2009 and 2008 are shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
ROE	10.11%	13.65%	10.81%	13.25%
ROA	0.83%	1.24%	0.88%	1.24%
Efficiency ratio	69.4%	61.9%	68.2%	62.9%
Tax equivalent net interest margin	3.59%	3.97%	3.60%	3.97%
Diluted earnings per share	$0.28	$0.37	$0.58	$0.71
Dividend per share	$0.14	$0.13	$0.28	$0.26

Key period end ratios are shown in the table below:

	June 30, 2009	December 31, 2008	June 30, 2008
Book value per share	$11.33	$10.76	$10.97
Tangible book value per share	$10.15	$9.55	$10.97
Allowance for loan and lease losses as a percentage of loans	1.18%	1.15%	1.02%
Tier I capital to risk weighted assets	9.27%	8.81%	10.05%
Tangible common equity ratio	7.43%	7.13%	8.96%
Loan to deposit ratio	98.0%	103.0%	113.0%

Components of Net Income

Net income is affected by five major elements: Net Interest Income or the difference between interest income earned on loans, leases and investments and interest expense paid on deposit and borrowed funds; the Provision for Loan and Lease Losses or the amount added to the allowance for loan and lease losses to provide reserves for inherent losses on loans and leases; Non-Interest Income which is made up primarily of certain fees, trust income, residential mortgage activities and gains and losses from the sale of securities; Non-Interest Expenses which consist primarily of salaries, employee benefits and other operating expenses; and Income Taxes. Each of these major elements are discussed in more detail below.

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

We present information on a tax equivalent basis for net interest income. Refer to Analyses of Interest Rates and Interest Differential below for further information.

Three Months Ended June 30, 2009 Compared to the Same Period Ended June 30, 2008

The tax equivalent net interest income for the three months ended June 30, 2009 of $10.0 million was $623 thousand or 6.6% higher than the net interest income for the same period in 2008 of $9.4 million. This increase was substantially volume driven as average loan and lease growth of $52.6 million or 6.3% and average investment portfolio growth of $25.8 million or 24.7% were able to offset several prime rate decreases and the impact of a higher level of wholesale funds, which includes wholesale deposits, subordinated debt and borrowings.

Average interest bearing liabilities increased $122.8 million or 16.0% to $891.6 million during the second quarter of 2009 compared to $768.8 million during second quarter of 2008. The decrease in the rate on interest bearing liabilities from 2.58% in the second quarter 2009 to 1.94% in the second quarter of 2009 is largely due to higher rate wholesale deposits maturing, the increase of lower rate money market and savings accounts and aggressive management of deposit pricing. Average total wholesale funding increased $6.1 million or 2.1% to $298.1 million compared to the same period last year. The change in average deposit balances from the second quarter of 2008 was a $128.1 million increase or 16.8%.

Despite the increase in tax equivalent net interest income due to decreased interest expense, the tax equivalent net interest margin on interest earning assets decreased by 38 basis points from 3.97% in the second quarter of 2008 to 3.59% at June 30, 2009 due to lower rates on interest earning assets, including low market rates on overnight cash balances.

Six Months Ended June 30, 2009 Compared to the Same Period Ended June 30, 2008

The tax equivalent net interest income for the six months ended June 30, 2009 of $19.7 million was $1.6 million or 9.1% higher than the net interest income for the same period in 2008 of $18.1 million. This increase was substantially volume driven as average loan and lease growth of $72.8 million or 8.8% and investment portfolio growth of $38.7 million or 47.8% were able to offset several prime rate decreases and the impact of a higher level of wholesale funds.

Average interest bearing liabilities increased $152.0 million or 20.7% to $885.3 million during the first six months of 2009 compared to $733.2 million same period of 2008. The decrease in the rate on interest bearing liabilities from 2.85% in the first six months of 2008 to 2.04% in the first six months of 2009 is due to higher rate wholesale deposits maturing, the increase of lower rate money market and savings accounts and aggressive management of deposit pricing. The interest rate on the $15 million of subordinated debt reset during the second quarter of 2009 resulting in a decrease of 69 basis points. The $7.5 million of subordinated debt raised on April 20, 2009 is priced at 90 day LIBOR plus 5.75% and resets on the 15th day of the last month of each quarter. The rate was reset on June 15, 2009. Average total wholesale funding increased $54.4 million or 22.2% to $299.2 million compared to the same period last year. The change in average deposit balances from the first six months of 2008 was a $112.0 million increase or 14.6%.

Despite the increase in tax equivalent net interest income due to decreased interest expense, the tax equivalent net interest margin on interest earning assets decreased by 37 basis points from 3.97% in the first six months of 2008 to 3.60% at June 30, 2009 due to lower rates on interest earning assets.

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as it relates to the change in balances (volume) and the change in interest rates (rate) of tax equivalent net interest income for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 broken out by rate and volume.

Rate /Volume Analysis on a tax equivalent basis*

((in thousands) Increase/(Decrease)	Three months Ended June 30, 2009 Compared to 2008			Six months Ended June 30, 2009 Compared to 2008
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$116	$(117)	$(1)	$313	$(339)	$(26)
Federal funds sold	(18)	—	(18)	(62)	(15)	(77)
Money market funds	80	—	80	162	—	162
Investment securities	303	(304)	(1)	914	(403)	511
Loans and leases	837	(893)	(56)	2,284	(2,626)	(342)

Total interest income	1,318	(1,314)	4	3,611	(3,383)	228

Interest expense:
Savings, NOW and market rate accounts	$230	$(226)	$4	$1,028	$(1,264)	$(236)
IND deposits	123	(105)	18	634	(589)	45
Time deposits	232	(269)	(37)	(821)	(1,031)	(1,852)
Wholesale deposits	(462)	(531)	(993)	953	(1,553)	(600)
Borrowed funds	184	205	389	1,052	185	1,237

Total interest expense	307	(926)	(619)	2,846	(4,252)	(1,406)

Interest differential	$1,011	$(388)	$623	$765	$869	$1,634

*	The tax rate used in the calculation of the tax equivalent income is 35%.

Analyses of Interest Rates and Interest Differential

The tables below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the three months ended June 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$23,588	$12	0.20%	$2,386	$13	2.19%
Federal funds sold	––	––	––	3,200	18	2.26%
Money market funds	70,933	80	0.45%	––	––	––
Investment securities:
Taxable	116,968	1,058	3.63%	97,360	1,120	4.63%
Tax-exempt	13,996	155	4.44%	7,785	94	4.86%

Total investment securities (3)	130,964	1,213	3.72%	105,145	1,214	4.64%

Loans and leases (1) (2)	892,399	12,999	5.84%	839,784	13,055	6.25%

Total interest earning assets	1,117,884	14,304	5.13%	950,515	14,300	6.05%
Cash and due from banks	10,386			19,727
Allowance for loan and lease losses	(10,242)			(8,451)
Other assets	64,367			61,352

Total assets	$1,182,395			$1,023,143

Liabilities:
Savings, NOW and market rate accounts	$395,317	$798	0.81%	$307,233	$794	1.04%
IND deposits	25,057	24	0.38%	1,171	6	2.06%
Wholesale deposits	99,371	592	2.39%	140,288	1,585	4.54%
Time deposits	198,221	1,316	2.66%	169,562	1,353	3.21%

Total interest-bearing deposits	717,966	2,730	1.53%	618,254	3,738	2.43%
Borrowed funds	151,109	1,251	3.32%	150,567	1,191	3.18%
Mortgage payable	1,614	23	5.72%	––	––	––
Subordinated debt	20,934	306	5.84%	––	––	––

Total interest-bearing liabilities	891,623	4,310	1.94%	768,821	4,929	2.58%
Noninterest-bearing demand deposits	171,918			143,563
Other liabilities	21,714			17,531

Total noninterest-bearing liabilities	193,632			161,094

Total liabilities	1,085,255			929,915
Shareholders’ equity	97,140			93,228

Total liabilities and shareholders’ equity	$1,182,395			$1,023,143

Net interest spread			3.19%			3.47%
Effect of noninterest-bearing sources			0.40%			0.50%

Net interest income/ margin on earning assets		$9,994	3.59%		$9,371	3.97%

Tax equivalent adjustment		$82	0.02%		$68	0.03%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2)	Loans include portfolio loans and leases and loans held for sale.

(3)	Investment securities include trading and available for sale.

	For the six months ended June 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$26,495	$29	0.22%	$3,947	$55	2.80%
Federal funds sold	1,105	1	0.18%	5,259	78	2.98%
Money market funds	56,001	162	0.58%
Investment securities:
Taxable	107,656	2,174	4.07%	73,305	1,738	4.77%
Tax-exempt	12,095	261	4.35%	7,743	186	4.83%

Total investment securities (3)	119,751	2,435	4.10%	81,048	1,924	4.77%
Loans and leases (1) (2)	898,015	26,034	5.85%	825,184	26,376	6.43%

Total interest earning assets	1,101,367	28,661	5.25%	915,438	28,433	6.25%
Cash and due from banks	11,042			21,017
Allowance for loan and lease losses	(10,297)			(8,315)
Other assets	66,757			58,121

Total assets	$1,168,869			$986,261

Liabilities:
Savings, NOW and market rate accounts	$382,190	$1,614	0.85%	$305,960	1,850	1.22%
IND deposits	27,161	51	0.38%	586	6	2.06%
Wholesale deposits	101,454	1,378	2.74%	135,896	3,230	4.78%
Time deposits	203,065	2,869	2.85%	182,488	3,469	3.82%

Total interest-bearing deposits	713,870	5,912	1.67%	624,930	8,555	2.75%
Borrowed funds	152,604	2,515	3.32%	108,319	1,828	3.39%
Mortgage payable	811	23	5.72%
Subordinated debt	17,983	527	5.91%

Total interest-bearing liabilities	885,268	8,977	2.04%	733,249	10,383	2.85%
Noninterest-bearing demand deposits	166,140			143,048
Other liabilities	22,631			17,937

Total noninterest-bearing liabilities	188,771			160,985

Total liabilities	1,074,039			894,234
Shareholders’ equity	94,830			92,027

Total liabilities and shareholders’ equity	$1,168,869			$986,261

Net interest spread			3.21%			3.40%
Effect of noninterest-bearing sources			0.39%			0.57%

Net interest income/ margin on earning assets.		$19,684	3.60%		$18,050	3.97%

Tax equivalent adjustment		$146	0.02%		$139	0.04%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2)	Loans include portfolio loans and leases and loans held for sale.

(3)	Investment securities include trading and available for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin decreased 38 basis points to 3.59% in the second quarter of 2009 from 3.97% in the same period last year. The interest bearing liability cost decreased in the second quarter of 2009 to 1.94%, a decrease of 64 basis points from the second quarter of 2008. This reduction was slower than the earning asset yield drop of 92 basis points during the same comparative period, mainly due to competitive pressures and pricing by other institutions which kept deposit rates abnormally high.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below.

	Year	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
Net Interest Margin Last Five Quarters
2nd Quarter	2009	5.13%	1.94%	3.19%	0.40%	3.59%
1st Quarter	2009	5.37%	2.15%	3.22%	0.40%	3.62%
4th Quarter	2008	5.63%	2.42%	3.21%	0.42%	3.63%
3rd Quarter	2008	5.94%	2.47%	3.47%	0.43%	3.90%
2nd Quarter	2008	6.05%	2.58%	3.47%	0.50%	3.97%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset and Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offering of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of several sources including borrowings from the FHLB-P, Federal Reserve Bank of Philadelphia discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), IND and PLGIT.

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

Summary of Interest Rate Simulation

	June 30, 2009
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$2,888	6.93%
+200 basis points	$1,720	4.13%
+100 basis points	$(764)	(1.83)%
-100 basis points	$252	0.60%
-200 basis points	$—	N/A

The interest rate simulation above indicates that the Corporation’s balance sheet as of June 30, 2009 is liability sensitive if rates increase 1%. Liability sensitive means that more liabilities are repricing in that time period than assets, and therefore, have a negative impact on the net interest income. However, a 200 basis point and 300 basis point increase in rates will enhance the Bank’s net interest income. An increase in rates of 100 basis points would reduce the net interest income since deposit rates would increase, but there would be no corresponding increase in interest income on all loan products. This is due to the Bank’s prime rate currently being higher than Wall Street Journal Prime and certain interest rate floors that are in place on consumer lines of credit and other loans. The interest rate simulation is an estimate based on assumptions, which are based in part on past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic times, the reliability of the Corporation’s interest rate simulation model is more uncertain. Actual customer behavior may be significantly different than expected behavior, which could cause an unexpected outcome which might translate into lower net interest income.

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

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of June 30, 2009:

(dollars in millions)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$51.5	$—	$—	$—	$—	$51.5
Money market funds	38.3	—	—	—	—	38.3
Trading securities	5.1	—	—	—	—	5.1
Available for sale securities	13.1	54.2	60.5	25.9	—	153.7
Loans and leases(1)	360.9	66.1	382.4	75.0	—	884.4
Allowance	—	—	—	—	(10.4)	(10.4)
Cash and due from banks	—	—	—	—	11.3	11.3
Other assets	—	—	0.3	0.6	64.7	65.6

Total assets	$468.9	$120.3	$443.2	$101.5	$65.6	$1,199.5

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$35.4	$23.0	$122.8	$—	$—	$181.2
Savings, NOW and market rate	88.6	59.2	217.3	59.4	—	424.5
Time deposits	88.1	105.2	6.8	0.1	—	200.2
Wholesale deposits	39.2	37.7	11.2	—	—	88.1
Borrowed funds	2.5	17.8	118.3	11.3	—	149.9
Subordinated debt	22.5	—	—	—	—	22.5
Mortgage payable	0.1	0.1	1.9	—	—	2.1
Other liabilities	—	—	—	—	31.5	31.5
Shareholders’ equity	3.6	10.6	56.9	28.5	—	99.5

Total liabilities and shareholders’ equity	$280.0	$253.6	$535.1	$99.3	$31.5	$1,199.5

Interest earning assets	$468.9	$120.3	$442.9	$100.9	$—	$1,133.0
Interest bearing liabilities	241.0	220.9	355.5	70.8	—	887.0

Difference between interest earning assets and interest bearing liabilities	$227.9	$(99.7)	$87.4	$30.1	$—	$245.7

Cumulative difference between interest earning assets and interest bearing liabilities	$227.9	$128.2	$215.6	$245.7	$245.7	$245.7

Cumulative earning assets as a % of cumulative interest bearing liabilities	195%	128%	126%	128%	128%	128%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should theoretically experience an increase in net interest income during that time period. It should be noted that the GAP analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The GAP report measures the timing of changes in rate, but not the true weighting of any specific line item. Accordingly, if rates decline, theoretically net interest income will also decline. This position is similar to the Corporation’s position at December 31, 2008.

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

The Corporation’s allowance for loan and lease losses is the accumulation of four components that are calculated based on various independent methodologies. All components of the allowance for loan and lease losses are estimations. Management discusses these estimates earlier in this document under the heading of “Critical Accounting Policies, Judgments and Estimates”. The four components are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of larger classified loans and leases.

•	Historical Charge-Off Component – Applies a historical charge-off rate to pools of non-classified loans and leases.

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

Asset Quality and Analysis of Credit Risk

Credit quality on the overall loan and lease portfolio remains strong at June 30, 2009 as total nonperforming loans and leases of $3.7 million were 41 basis points of total loans and leases. This compares to non-performing loans and leases of $5.8 million or 65 basis points at December 31, 2008. As of June 30, 2009 the Corporation had OREO valued at $1.9 million which had been written down to its estimated net realizable value at the time it was placed into OREO. Non-performing assets at June 30, 2009 totaled $5.6 million or 47 basis points of total assets, a decrease of $200 thousand from $5.8 million in non-performing assets at December 31, 2008. The allowance for loan and lease losses as a percentage of total loans was 1.18% at June 30, 2009 compared with 1.15% at December 31, 2008 and 1.02% at June 30, 2008. The increase in the allowance from 1.15% to 1.18% at June 30, 2009 is due in part to Management’s decision to provide additional dollars for the leasing portfolio combined with the decline in the overall loan and lease portfolio during the first half of 2009.

In the second quarter of 2009, net lease charge-offs totaled $1.2 million compared to $1.6 million in the fourth quarter of 2008 and $471 thousand in the second quarter of 2008. Management made certain lease underwriting adjustments in 2008 and continued to “tighten” these standards in 2009 to mitigate potential losses, including the reduction of broker relationships, the curtailment of lease originations in certain geographical regions and changes to equipment categories, along with higher credit quality minimum requirements. It is anticipated that these adjustments and others may improve overall lease portfolio performance in coming quarters. For the first six months of 2009, net lease charge-offs totaled $2.6 million compared to $1.1 million for the same period in 2008.

Non Performing Assets and Related Ratios

(dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Non-accrual loans and leases	$2,913	$5,303	$1,697
Loans and leases 90 days or more past due	746	504	8

Total non-performing loans and leases	3,659	5,807	$1,705
Other non-performing assets	—	—	155
Other real estate owned (“OREO”)	1,897	—	—

Total non performing assets	$5,556	$5,807	$1,860

Troubled debt restructurings[1]	$3,193	$—	$—

Allowance for loan and lease losses to non-performing assets	187.0%	177.9%	509%
Allowance for loan and lease losses to non-performing loans and leases	283.9%	177.9%	509%
Non performing loans and leases to total portfolio loans	0.41%	0.65%	0.20%
Allowance for loan losses to portfolio loans	1.18%	1.15%	1.02%
Delinquency rate – including nonperforming	0.81%	0.97%	0.52%
Delinquency rate – excluding nonperforming	0.40%	0.32%	0.32%
Net loan and lease charge-offs/average quarterly loans and leases	0.64%	0.71%	0.22%
Non-performing assets to total assets	0.47%	0.50%	0.18%
Period end portfolio loans and leases	$877,638	$899,577	$853,355
Average portfolio loans (quarterly average)	$886,180	$851,752	$836,180
Allowance for loan and lease losses	$10,389	$10,332	$8,672

Summary of Changes in the Allowance For Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2008
(dollars in thousands)	2009	2008	2009	2008
Balance, beginning of period	$10,137	$8,358	$10,332	$8,124	$8,124
Charge-offs:
Consumer	(10)	(21)	(20)	(38)	(72)
Commercial and industrial	(69)	—	(251)	—	(4)
Construction	(166)	—	(382)	—	—
Real estate	—	—	—	—	—
Leases	(1,301)	(527)	(2,751)	(1,172)	(3,540)

Total charge-offs	(1,546)	(548)	(3,404)	(1,209)	(3,616)
Recoveries:
Consumer	1	2	4	6	28
Commercial and industrial	—	—	—	—	—
Real estate	—	24	—	24	24
Construction	—	—	—	—	—
Leases	111	55	180	92	176

Total recoveries	112	81	184	122	228

Net (charge-offs) / recoveries	(1,434)	(467)	(3,220)	(1,087)	(3,616)
Provision for loan and lease losses	1,686	781	3,277	1,635	5,596

Balance, end of period	$10,389	$8,672	$10,389	$8,672	$10,332

[1]	$213 thousand of troubled debt restructurings at June 30, 2009 are included in non-performing assets.

NON-INTEREST INCOME

Three months ended June 30, 2009 Compared to the Same Period Ended June 30, 2008

Non-interest income for the second quarter of 2009 was $7.8 million, an increase of $2.6 million or 49.1% over the $5.2 million in the second quarter of 2008. The major factor contributing to the increase in non-interest income was the gain on sale of residential mortgage loans which increased due to strong mortgage refinancing activity. Mortgage fee revenues in the second quarter of 2009 increased $2.2 million or 593.1% from the same period in 2008.

Second quarter 2009 Wealth Management revenue of $3.6 million was $329 thousand or 10% higher than the same period in 2008. Revenues include fees from trust administration, investment management, brokerage, custody and estates. The acquisition of Lau in the third quarter of 2008 is the primary factor contributing to this increase. Traditional wealth management revenues were impacted by the significant declines in the financial markets during the latter part of 2008 and the first quarter of 2009 resulting in a decline in the value of such wealth assets. Non-interest income from residential mortgage operations, the gain on sale of residential mortgage loans, the investment trading account income, and service charges on deposit accounts increased during the second quarter of 2009 compared to the second quarter 2008. The net gain on sale of residential mortgage loans related to the strong mortgage originations for the second quarter of 2009 of $221.6 million can be directly correlated to an increase in operating expenses equivalent to approximately 36% of the gain on sale of residential mortgages.

Six months ended June 30, 2009 Compared to the Same Period Ended June 30, 2008

Non-interest income for the six months ended June 30, 2009 was $15.3 million, an increase of $4.4 million or 40.7% over the $10.9 million for the six month ended June 30, 2008. This increase is primarily concentrated in the gain on sale of residential mortgage loans and Wealth Management revenues discussed above.

Due to strong mortgage refinancing activity, the gain on sale of residential mortgage loans increased $3.7 million or 532.1% from June 30, 2008. Wealth Management revenues were $521 thousand higher than in the six months ended June 30, 2009 than in the same period in 2008 as a result of the Lau acquisition in July 2008. The gain on sale of investments in the six months ended June 30, 2009 increased $250 thousand or 112.6% from the same period in 2008.

Components of other operating income for the three months ended June 30, 2009 and the six months end June 30, 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash management	$97	$179	$230	$350
Other	21	57	265	140
Insurance commissions	87	99	176	174
Commissions and fees	89	121	153	180
Safe deposit rental income	88	82	165	162
Other investment income	29	66	46	135
Rent	56	39	114	82
VISA debit card income	56	55	117	107
Title insurance	228	29	363	48

Other operating income	$751	$727	$1,629	$1,378

Cash management fees in 2009 are lower than the corresponding periods in 2008 due to lower overall fund yields and reductions in fees the Bank earns on these accounts. Title insurance revenue is up significantly due to higher mortgage refinance activity.

NON-INTEREST EXPENSE

Three months ended June 30, 2009 Compared to the Same Period Ended June 30, 2008

Non-interest expense for the second quarter of 2009 was $12.3 million, an increase of $3.3 million or 36.5% from $9.0 million in the second quarter of 2008. Factors contributing to this increase include an FDIC expense increase to $357 thousand or 192.6% from $122 thousand in the second quarter of 2008, the FDIC insurance special assessment fee of approximately $540 thousand accrued as of June 30, 2009 and payable September 30, 2009. In addition, expenses associated with the increased mortgage originations, which include variable compensation, credit reports, appraisals and loan pair off fees, as well as, expenses associated with Lau and Bryn Mawr Trust of Delaware are also responsible for this increase.

Salaries and wages in the second quarter of 2009 were $5.6 million, an increase of $1.1 million or 24.1% over the $4.5 million in the second quarter of 2008. The personnel cost associated with Lau beginning on July 15, 2008, the opening of the West Chester Regional Banking Center in the first quarter of 2009, the opening of The Bryn Mawr Trust Company of Delaware in the fourth quarter of 2008, and the variable compensation cost related to increased mortgage revenue account for majority of this increase. Employee benefits expense in the second quarter of 2009 was $1.5 million, an increase of $515 thousand or 54.4% compared to the second quarter of 2008, mainly due to the decline in the fair value of pension assets and expenses associated with the Corporation’s SERP plan.

Occupancy expense increased to $906 thousand a $191 thousand or 26.7% increase from $715 thousand in the second quarter of 2008. This increase is primarily due to the opening of the West Chester Regional Banking Center and the purchase of a building in Wayne in the third quarter of 2008 that is targeted to be used for future expansion.

Amortization of mortgage servicing rights increased to $256 thousand in the second quarter of 2009, a $137 thousand or 115.1% increase from $119 thousand in the second quarter of 2008. This is due to higher rate mortgages refinancing during the continued low rate environment.

Professional fees increased to $544 thousand in the second quarter of 2009, a $180 thousand or 49.4% increase from $364 thousand in the second quarter of 2008. This increase is partially due to increased legal fees associated with the collection efforts on the loan and lease portfolios.

Other operating expenses of $1.7 million in the second quarter of 2009 were up $229 thousand or 15.8% from the year ago period due to higher mortgage related expense due to increased mortgage origination volume, and the cost associated with the opening of the Corporation’s West Chester Regional Banking Center and The Bryn Mawr Trust Company of Delaware.

Six months ended June 30, 2009 Compared to the Same Period Ended June 30, 2008

Non-interest expense for the six months ended June 30, 2009 was $23.8 million, an increase of $5.7 million or 31.4% compared to $18.1 million for the same period in 2008. The primary reasons for this increase include: a 23.2% or $2.1 million increase in salaries and wages, the details of which are discussed in the preceding section; a 33.6% or $765 thousand increase in employee benefits is mainly due to the decline in the fair value of pension assets and expenses associated with the Corporation’s SERP plan, and also, the expense associated with the Corporation’s 3% discretionary match which started in the second quarter of 2008 as a replacement for the Corporation’s frozen Pension Plan; a 218.8% or $466 thousand increase in FDIC insurance and a 100% or approximate $540 thousand increase due to the FDIC insurance special assessment charge; the amortization of mortgage servicing rights which increased $256 thousand or 131.3% in the six months ended June 30, 2009 over the same period in 2008 due to higher rate mortgages refinancing during the continued low rate environment and professional fees increased $204 thousand or 29.9% in the six months ended June 30, 2009 over the same period in 2008 due in part to the increase in legal fees associated with the collection efforts on the lease portfolio, as discussed in the preceding section.

Components of other operating expense for the three months ended June 30, 2009 and the six months ended June 30, 2009 are as follows:

	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Other	$383	$386	$769	$588
Temporary help & recruiting	82	146	183	236
Loan processing and closing	413	155	682	310
Computer processing	116	133	247	246
Other taxes	226	201	449	402
Travel and entertainment	90	95	138	166
Postage	86	86	185	176
Director fees	92	92	188	196
Telephone	124	90	218	158
Stationary & supplies	64	63	138	131

Other operating expenses	$1,676	$1,447	$3,197	$2,609

Loan processing and closing costs have increased in both periods presented due to the strong mortgage refinancing activity in the first six months of 2009.

INCOME TAXES

Income taxes for the three months ended June 30, 2009 were $1.3 million compared to $1.6 million for the same period in 2008. This represents an effective tax rate of 34.5% for the three months ended June 30, 2009. The effective tax rate was 33.4% for the same period in 2008. Income taxes for the six months ended June 30, 2009 were $2.71 million compared to $2.99 million for the same period in 2008. This represents an effective tax rate for the six months ended June 30, 2009 of 34.8% and an effective tax rate of 33.0% for the same period in 2008. For both the quarter and year to date periods, the increase in the effective tax rate in 2009 when compared to 2008 is due to a reduction in tax-free revenue related to BOLI and increased state income taxes and other smaller items.

The Corporation received notification dated July 20, 2009 from the Internal Revenue Service that the Corporation’s 2007 tax year is being audited.

BALANCE SHEET ANALYSIS

Total assets were $1.20 billion as of June 30, 2009 an increase of 4.2% or $48.2 million from $1.15 billion from December 31, 2008, as gross loans and leases declined $21.9 million or 2.4% while cash and cash equivalents increased $32.0 million. The cash and cash equivalent increase is due the growth in core deposits, the receipt of $15.6 million from the BOLI contract surrender and $10 million in common stock and subordinated debt. In the portfolio of loans and leases there was an increase in commercial mortgages and home equity lines and loans which were offset by management’s decision to reduce the leasing portfolio and construction loan balances due to the economic downturn.

The Corporation’s investment portfolio increased $50.4 million or 46.6% from $108.3 million as of December 31, 2008 to $158.8 million as of June 30, 2009. The investment portfolio has a target minimum of approximately 10% of total assets. As of June 30, 2009 the investment portfolio was 13.4% of total assets up from 9.4% at December 31, 2008. As of June 30, 2009 the Corporation had approximately $90 million in overnight cash available. As interest rates remain extremely low, the Corporation continues to look for attractive yielding investments, while placing a strong emphasis on liquidity without taking unnecessary risks in this recessionary economic environment.

Average portfolio loans and leases for the second quarter of 2009 decreased $613 thousand or less than 1% to $886.2 million compared to $886.8 million in the fourth quarter of 2008.

The table below compares portfolio loans and leases outstanding at June 30, 2009 and December 31, 2008. The table reflects a decrease in total loans and leases of $22 million. Residential mortgage balances are lower due to heavy refinancing activity in which a majority of new mortgage originations are being sold, but servicing is being retained. Construction loans have decreased $17.7 million due to loans converting to permanent status and the slowdown of new construction projects by residential home builders. The Corporation decreased its lease portfolio by $3.8 million through a combination of lower originations and net charge-offs. The Corporation continues to focus its business development efforts on building banking relationships with local businesses, not-for-profit and strong credit quality individuals.

	June 30, 2009	December 31, 2008	Change
(dollars in millions)			Dollars	Percentage
Real estate loans:
Consumer loans	$10.6	$8.5	$2.1	24.7%
Commercial and industrial loans	224.4	236.5	(12.1)	(5.1)%
Commercial mortgage loans	257.2	249.7	7.5	3.0%
Construction loans	40.8	58.5	(17.7)	(30.3)%
Residential mortgage loans	120.5	132.5	(12.0)	(9.1)%
Home equity lines and loans	168.6	154.6	14.0	9.1%
Leases	55.5	59.3	(3.8)	(6.4)%

Total portfolio loans and leases	$877.6	$899.6	$(22.0)	(2.4)%

Loans held for sale	6.8	3.0	3.8	126.7%
Quarterly average portfolio loans and leases	$886.2	$886.8	$(0.6)	(0.1)%

Total liabilities increased $41.1 million or 3.9% from $1.06 billion as of December 31, 2008 to $1.1 billion as of June 30, 2009. Funding from wholesale sources at June 30, 2009 included $88.1 million in wholesale certificates of deposit, $20.6 million of IND, $149.9 million in FHLB-P borrowings and $22.5 million of subordinated debt, for a total of $281.1 million at June 30, 2009. This compares with $120.8 million in wholesale certificates, $30.2 million in IND deposits, $154.9 million in FHLB-P borrowings and $15 million in subordinated debt, a total of $320.9 million at December 31, 2008. The decrease in total wholesale funding of approximately $40 million from December 31, 2008 was primarily due to the maturity of secured wholesale deposits that were not replaced. Average other deposits (total deposits less wholesale deposits) for the second quarter of 2009 increased 10.7% or $73.7 million to $765.5 million compared with $691.8 million at the end of 2008. See the section titled Liquidity for further details on the Corporation’s borrowing capacity and availability from various sources.

The Corporation successfully attracted new core deposit balances in savings, NOW and market rate accounts. The balance as of June 30, 2009 was $403.9 million, an increase of 21.5% from December 31, 2008.

Average deposits for the second quarter of 2009 increased $44.8 million or 5.3% to $889.9 million compared to $845.1 million in the fourth quarter of 2008.

Deposits and borrowings at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008	Change
(dollars in millions)			Dollars	Percentage
Interest bearing demand	$132.5	$135.5	$(3.0)	(2.2)%
Money market	172.9	142.7	30.2	21.2%
Savings	98.5	54.3	44.2	81.4%
IND deposits	20.6	30.2	(9.6)	(31.8)%
Wholesale deposits	88.1	120.8	(32.7)	(27.1)%
Time deposits	200.2	211.5	(11.3)	(5.3)%

Interest-bearing deposits	712.8	695.0	17.8	2.6%
Non-interest bearing deposits	181.2	174.5	6.7	3.8%

Total deposits	894.0	869.5	24.5	2.8%
FHLB advances	149.9	154.9	(5.0)	(3.2)%
Mortgage payable	2.1	—	2.1	100.0%
Subordinated debt	22.5	15.0	7.5	50.1%

Borrowed funds	174.5	169.9	2.5	1.5%

Total deposits and borrowings	$1,068.5	$1,039.4	$27.0	2.6%

Quarterly average deposits	$889.9	$845.1	$44.8	5.3%
Quarterly average borrowings and subordinated debt	172.0	171.0	1.0	0.6%

Quarterly average deposits and borrowings	$1,061.9	$1,016.1	$45.8	4.5%

Residential Mortgage Segment Activity

(dollars in millions)	2[n]d Qtr 2009		1st Qtr 2009		4th Qtr 2008		3rd Qtr 2008		2nd Qtr 2008
Residential loans held in portfolio *	$120.5		$124.6		$132.5		$127.8		$114.9
Mortgage originations	125.1		96.5		25.8		24.1		30.1
Mortgage loans sold:
Servicing retained	112.6		93.1		10.7		6.0		12.6
Servicing released	0.2		1.2		5.8		7.2		10.2

Total mortgage loans sold	$112.8		$94.3		$16.5		$13.2		$22.8

Servicing retained %	99.8%		98.7%		64.8%		45.3%		55.5%
Servicing released %	0.2%		1.3%		35.2%		54.7%		44.5%
Loans serviced for others *	$490.2		$411.5		$350.2		$353.8		$358.8
Mortgage servicing rights *	3.6		2.7		2.2		2.9		2.9
Gain on sale of loans	2.5		1.9		0.3		0.3		0.4
Loan servicing and late fees	0.3		0.3		0.3		0.3		0.3
Amortization of MSR’s	0.3		0.2		0.1		0.1		0.1
Impairment (recovery) of MSR’s	(0.1)		0.2		0.6		0.0		0.0
Basis point yield on loans sold (includes MSR income)	223	bp	199	bp	178	bp	217	bp	159	bp

*	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $99.5 million or 8.3% of total assets as of June 30, 2009, compared to $92.4 million or 8.0% of total assets as of December 31, 2008. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2009 and December 31, 2008:

(dollars in millions)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
June 30, 2009:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	$129.2	12.43%	$103.9	10%
Bank	122.9	11.89%	103.5	10%
Tier I Capital to Risk Weighted Assets
Consolidated	96.3	9.27%	62.3	6%
Bank	90.1	8.71%	62.1	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	96.3	8.22%	58.5	5%
Bank	90.1	7.72%	58.4	5%
December 31, 2008:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	$115.4	11.29%	$102.2	10%
Bank	111.7	10.98%	101.7	10%
Tier I Capital to Risk Weighted Assets
Consolidated	90.0	8.81%	61.3	6%
Bank	86.4	8.49%	61.4	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	90.0	8.03%	56.1	5%
Bank	86.4	7.70%	56.1	5%

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

To enhance the Tier II regulatory capital ratios of the Corporation and the Bank, the Bank raised $7.5 million in subordinated debt on April 20, 2009 which qualified as Tier II capital. This subordinated debt bears interest at a rate per annum equal to the ninety day LIBOR rate plus 5.75% and is adjusted quarterly. Interest is payable quarterly and principal is due on June 15, 2019. The rate of interest is capped at 10.0% per annum during the first five years of the term.

On April 20, 2009, in accordance with and reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), the Corporation also sold 150,061 shares of its common stock, par value $1.00 per share (“Shares”), in a private placement of securities to a purchaser which qualifies as an accredited investor under Rule 501(a) of Regulation D under the Securities Act. The purchase price per Share was equal to the average closing price of shares of the Corporation’s common stock on NASDAQ Global Markets for the thirty trading days ending on April 16, 2009, which equaled $16.66 per Share. The aggregate purchase price for the Shares sold was $2.5 million. The Corporation did not pay any underwriting discounts or commissions and did not pay any brokerage fees in connection with the sale of the Shares. The Shares sold constituted 1.7% of the outstanding shares of the Corporation’s common stock, as determined immediately after the closing of the sale. The Corporation intends to use the proceeds from the sale of the Shares to satisfy its working capital requirements and general corporate purposes, and for any other purpose deemed to be in the Corporation’s best interest.

Additionally, on June 17, 2009, the SEC declared effective a shelf registration statement on Form S-3/A (“Shelf Registration Statement”) filed by the Corporation on June 15, 2009. The Shelf Registration Statement is intended to allow the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, warrants to purchase common stock, stock purchase contracts or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, any amount of such securities in a dollar amount up to $90,000,000, in the aggregate. The Corporation also registered for resale in the Shelf Registration Statement the Shares issued in the private placement of securities discussed in the preceding paragraph.

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission a prospectus supplement pursuant to Section 424(b)(2) of the Securities Act (“Prospectus Supplement”) in order to take securities down from the Shelf Registration Statement in connection with a newly established Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. A copy of the Plan as filed in our July 20, 2009 424(b)(2) filing can be found under “SEC filings” at our website, www.bmtc.com, by clicking on “About Us” and then “Investor Relations”.

Liquidity

The Corporation has a strong liquidity position as of June 30, 2009. The Corporation’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB-P and Federal Reserve, purchasing and issuing wholesale certificates of deposit as its secondary sources.

Unused availability is detailed on the following table:

(dollars in millions)	6/30/09	% Unused	12/31/08	% Unused	$ Change	% Changed
FHLB-P	$258.4	63.2%	$142.6	41.3%	$115.8	81.2%
Federal Reserve Bank of Philadelphia	82.9	100%	9.0	100.0%	73.9	821.1%
Fed Funds Lines (7 banks)	75.0	100%	75.0	100.0%	—	—

Total	$416.3	73.5%	$226.6	52.8%	$189.7	83.7%

Availability at the FHLB-P was $258.4 million at June 30, 2009 compared to $142.6 million at December 31, 2008. The increase in unused availability is due to the maturities of borrowings which were not replaced due to strong deposit growth and a collateral evaluation performed by the FHLB-P.

Availability at the Federal Reserve was $82.9 million as of June 30, 2009 compared to $9 million at December 31, 2008. In the first quarter of 2009, the Bank pledged approximately $110 million of commercial and industrial loans to the Federal Reserve’s discount window, providing the Bank additional borrowing capacity. The Federal Reserve borrowing capacity was reduced by approximately $11 million as of April 27, 2009, as the Federal Reserve reduced the lendable value for collateral purposes of commercial loans from 75% to 65% for all participating banks to reflect economic conditions. Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

As of June 30, 2009 the Corporation held approximately $7.9 million of FHLB-P stock which is included in other assets. As of December 31, 2008 the FHLB-P announced it had voluntarily suspended the payment of dividends and the repurchase of excess capital stock until further notice. The dividend suspension reduces 2009 earnings by approximately $200 thousand with additional capital calls possible. The Corporation’s use of FHLB-P borrowings as a source of funds is effectively more expensive due to the suspension of FHLB-P dividends and the related capital stock redemption restrictions. The FHLB-P submitted a capital restoration plan to its regulatory agency, The Finance Agency, on February 27, 2009, which is pending review and continued the suspension of the dividend.

The Corporation has an Agreement with Promotory Interfinancial Network, LLC to provide up to $40 million of Insured Network Deposits (“IND”) from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The Corporation had approximately $21 million in balances at June 30, 2009 under this program which are classified on the balance sheet as savings and NOW accounts.

On July 6, 2009 the Corporation entered into an agreement with Institution Deposits Corporation (“IDC”) to provide up to $5 million of money market deposits at an agreed upon rate currently at 1.20%.

Wholesale funding, which is defined as wholesale deposits (primarily certificates of deposit and funds from IND) and borrowed funds (FHLB-P advances, mortgage payable and subordinated debt) of $281.2 million at June 30, 2009 decreased $39.7 million or 12.4% from year end 2008 balances of $320.9 million, primarily due to the Corporation allowing secured wholesale deposits to mature without replacement. Wholesale funding as a percentage of total funding was 26.4% at June 30, 2009 compared to 30.9% at December 31, 2008. The Corporation is constantly evaluating alternative funding sources and different options for increasing core deposits.

The Corporation’s investment portfolio increased $50.5 million or 46.6% to $158.8 million at June 30, 2009 from $108.3 million at December 31, 2008. On June 30, 2009, the fair value of the Corporation’s investment securities portfolio was $158.8 million, approximately $1.8 million or 1.2% above the amortized cost. The Corporation’s investment portfolio is 13.4% of total assets compared to 9.4% of total assets at December 31, 2008. The Corporation’s policy is to keep the investment portfolio at a minimum of approximately 10% of total assets.

Money market fund balances grew to $38.3 million at June 30, 2009 from $5.1 million at December 31, 2008. Many of these funds provide a higher yield than the Federal Reserve and other depository institutions.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2009 were $301.4 million compared to $318.4 million and $315.8 million at December 31, 2008 and June 30, 2008, respectively.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2009 amounted to $16.9 million compared to $20.2 million and $18.0 million at December 31, 2008, and June 30, 2008 respectively.

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

Contractual Cash Obligations of the Corporation as of June 30, 2009:

(In millions)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$424.6	$424.6	$—	$—	$—
Wholesale and time deposits	288.3	270.2	17.7	0.3	0.1
Operating leases	21.2	1.3	2.4	2.1	15.4
Subordinated debt	22.5	—	—	—	22.5
Borrowings	149.9	10.0	71.7	49.7	18.5
Mortgage payable	2.1	0.1	0.1	0.1	1.8
Purchase obligations	5.0	1.7	2.4	0.9	—
Non-discretionary pension contributions	0.1	0.1	—	—	—

Total	$913.7	$708.0	$94.3	$53.1	$58.3

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

The Corporation successfully opened its West Chester PA Regional Banking Center on January 2, 2009. The West Chester PA Regional Banking Center is a conveniently located, state-of-the-art 4,000 foot facility with a multi-lane drive-up and twenty-four hour ATM banking and had deposits of $14.1 million on June 30, 2009.

•	Regulatory Matters and Pending Legislation

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, an impact on the Corporation’s results of operations.

Risk-based adjustments by the FDIC to the initial base assessment rate was implemented depending on the following factors: unsecured debt, secured liabilities and brokered deposits. The unsecured debt adjustment includes a potential decrease of up to 2 basis points for unsecured debt including senior and subordinated debt, a portion of Tier I capital. The secured liability and brokered deposit adjustments include a potential increase in the secured liability adjustment not to exceed 50% of a bank’s assessment rate before the increase for secured liabilities and a potential increase not exceeding 10 basis points for brokered deposits. All basis point adjustments are annualized and were effective April 1, 2009.

The general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, an impact on the Corporation’s results of operations.

See Effects of Government Monetary Policies below for additional information.

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

FDIC Temporary Liquidity Program

Announced on October 14, 2008, the United States Treasury signed a systematic risk exception to the FDIC Act, to enable the FDIC to temporarily guarantee the non-interest bearing deposit transaction accounts and senior debt of all FDIC-insured institutions and their holding companies. Non-interest bearing deposit transaction accounts under this program will have full insurance coverage guaranteed until December 31, 2009, while all other deposit accounts are covered up to $250,000 through December 31, 2013. There will be an annualized service charge of 10 basis points on all deposit accounts not covered by the $250,000 limit. The Corporation has decided not to opt out of this coverage. See Part II, Item 1A-Risk Factors, for further details.

The FDIC’s guarantee of newly issued senior debt is for all amounts issued before June 30, 2009 subject to certain limitations. This includes promissory notes, commercial paper, inter-bank funding and any unsecured portion of secured debt. All FDIC insured institutions will be covered immediately under this program for the first thirty days at no charge. After 30 days or December 5, 2008, the institutions may elect to opt out. Institutions that elect to remain in the program will incur an annualized fee of 75 basis points on the amount of debt issued under this program. Coverage will be provided until June 30, 2012. The Corporation decided not to opt out of this program. However, the Corporation had not issued any debt under this program as of June 30, 2009.

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, performance, revenues, growth, profits, operating expenses, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “may”, “would”, “should”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “target”, “potentially”, “probably”, “outlook”, “predict”, “contemplate”, “continue”, “plan”, “forecast”, “project” and “believe” or other similar words and phrases may identify forward-looking statements. Such statements are only predictions, and the Corporation’s actual results may differ materially from the results anticipated by the forward-looking statement due to a variety of factors, including without limitation:

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

•

results of examinations by the Federal Reserve Board, including the possibility that the Federal Reserve Board may, among other things, require us to increase our allowance for loan losses or to write-down assets;

•	changes in accounting requirements or interpretations;

•	changes in existing statutes, regulatory guidance, legislation or judicial decisions that adversely affect our business, including changes in income and non-income taxes;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

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

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers’ needs;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in our market area;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate and sell residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan and lease losses and estimates in the value of collateral, and various financial assets and liabilities;

•	the Corporation’s ability to retain key members of senior management team;

•	the ability of key third-party providers to perform their obligations to the Corporation and the Bank;

•	technological changes being more difficult or expensive than anticipated; and

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon management’s beliefs and assumptions as of the date of this Report. The Corporation assumes no obligation to update any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Report or the incorporated documents might not occur, and you should not put undue reliance on any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

There has been no material change in the Corporation’s assessment of its sensitivity to market risks since its presentation in the 2008 Annual Report on Form 10-K filed with the SEC.

ITEM 4. Controls and Procedures

As of the end of the period covered by the report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Principal Financial Officer, J. Duncan Smith, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors included in the Corporation’s 2008 Annual Report on Form 10-K.

The FDIC Temporary Liquidity Program that authorizes the unlimited guarantee of non-interest bearing deposit transaction accounts discussed earlier in this document expires on December 31, 2009. While the FDIC has discussed extending the expiration date beyond December 31, 2009, no action has been taken. If the unlimited temporary guarantee is not extended, there could be banking system disruption and deposit movement prior to and on December 31, 2009. If banking system disruption occurs and deposit movement is significant, the Corporation may lose deposits and be required to draw down on its unused borrowing capacity at the FHLB-P, Federal Reserve or correspondent bank fed funds lines. This may result in fewer funds being available to fund earning asset growth, along with the increased costs of any borrowings required as a result of transaction account loss, may cause the Corporation’s net interest income and net income to be lower.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the second quarter of 2009 (1) (2) :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2009 – April 30, 2009	3,224	$17.47	—	195,705
May 1, 2009 – May 31, 2009	425	$19.31	—	195,705
June 1, 2009 – June 30, 2009	1,352	$18.72	—	195,705

Total	5,001	$17.97	—	195,705

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million and terminated the 2003 Program. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	In April, May and June 2009, 5,001 shares were purchased by the Corporation’s Thrift Plan and Deferred Compensation plans through open market transactions by the Corporation’s Wealth Management Division investment personnel and stock option exercise at that day’s closing price.

Unregistered Sale of Equity Securities

The Corporation made an unregistered sale of equity securities as of April 20, 2009 as described more fully in the Corporation’s April 21, 2009 Form 8-K.

Use of Proceeds from Registered Securities

On June 17, 2009, the SEC declared effective a shelf registration statement on Form S-3/A Registration No. 333-159588 (“Shelf Registration Statement”) filed by the Corporation on June 15, 2009. The Shelf Registration Statement is intended to allow the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, warrants to purchase common stock, stock purchase contracts or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, any amount of such securities in a dollar amount up to $90,000,000, in the aggregate. The Corporation also registered for resale in the Shelf Registration Statement the Shares issued in the private placement of securities discussed in the preceding section.

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission a prospectus supplement pursuant to Section 424(b)(2) of the Securities Act (“Prospectus Supplement”) in order to take up to 850,000 shares of common stock down from the Shelf Registration Statement in connection with a newly established Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan is intended to allow both existing shareholders and new investors to increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions.

A reasonable estimate of the Corporation’s expenses incurred with respect to the Shelf Registration Statement and the Plan from the effective date of the Shelf Registration Statement through June 30, 2009 consists of direct payments to the parties in the amounts indicated below.

(In thousands)
Legal Fees	$14.8
Accounting Fees	13.7

Total	$28.5

As of June 30, 2009, no offers of securities had commenced, nor had the Corporation issued any securities under the Shelf Registration Statement. Therefore, the Corporation has nothing to report with regard to use of proceeds related thereto.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

The Corporation held its Annual Meeting of Shareholders on April 22, 2009 for the purpose of considering and acting upon the following proposals:

1. A proposal to elect three Class III directors to each serve four year terms expiring in 2013.

The shareholders of the Corporation elected Wendell F. Holland, David E. Lees, and Frederick C. Peters II as Class III directors to each serve four year terms expiring in 2013 by the following vote:

Director Nominee	Votes For	Votes Against/ Withheld
Wendell F. Holland	7,182,249	154,312
David E. Lees	7,247,486	89,075
Frederick C. Peters II	7,264,200	72,361

The following directors continued in office after the Annual Meeting: Thomas L. Bennett, Scott M. Jenkins, Francis J. Leto, Britton H. Murdoch, B. Loyall Taylor Jr. and Andrea F. Gilbert.

2. A proposal to ratify KPMG LLP as the independent registered public accounting firm for the fiscal year ended December 31, 2009.

The shareholders of the Corporation ratified the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ended December 31, 2009 by the following vote:

Votes For	Votes Against/ Withheld	Abstained
7,302,024	17,706	16,831

3. A proposal to approve an amendment to ARTICLE 5 of the Corporation’s articles of incorporation to authorize the issuance of up to 1,000,000 shares of preferred stock (the “Amendment”).

The shareholders of the Corporation did not approve the Amendment. by the following vote:

Votes For	Votes Against/ Withheld	Abstained	Broker Nonvotes
2,189,527	4,220,275	47,472	879,287

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, a copy which is not filed herewith in reliance on the provision of 17 C.F.R. Section 229.601(b)(4)(iii). The registrant agrees to furnish a copy of such agreement to the Commission upon request

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

Exhibit No.	Description and References
10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: August 7, 2009	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: August 7, 2009	By:	/S/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Principal Financial Officer

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.