Form 10-Q
period 2009-09-30
BRYN MAWR BANK CORP
filed 2009-11-09
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2009

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

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2009
Common Stock, par value $1	8,783,161

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except share data)	2009	2008	2009	2008
Interest income:
Loans	$11,523	$11,971	$34,475	$35,502
Leases	1,382	1,474	4,398	4,234
Federal funds sold	—	57	—	135
Interest bearing deposits with banks	14	28	43	83
Cash and cash equivalents	26	—	188	—
Investment securities and dividend income	1,241	1,273	3,597	3,142

Total interest and dividend income	14,186	14,803	42,701	43,096
Interest expense:
Savings, NOW, and market rate accounts	729	860	2,343	2,710
Time deposits	465	1,598	1,894	5,066
Wholesale deposits	1,094	1,304	3,963	4,540
Borrowed funds	1,269	1,194	3,808	3,022
Subordinated debt	299	151	825	155

Total interest expense	3,856	5,107	12,833	15,489

Net interest income	10,330	9,696	29,868	27,607
Loan and lease loss provision	2,305	1,063	5,582	2,698

Net interest income after loan and lease loss provision	8,025	8,633	24,286	24,909

Non-interest income:
Fees for wealth management services	3,457	3,544	10,581	10,147
Service charges on deposit accounts	493	409	1,447	1,230
Loan servicing and other fees	367	298	1,001	913
Net gain on sale of residential mortgage loans	760	287	5,153	982
BOLI income	—	—	—	260
Net gain on sale of investments	848	—	1,320	222
Net gain on trading securities	160	—	240	—
Interest rate floor income	—	—	—	268
Other operating income	558	807	2,187	2,185

Total non-interest income	6,643	5,345	21,929	16,207

Non-interest expenses:
Salaries and wages	5,322	5,278	16,427	14,289
Employee benefits	1,281	981	4,325	3,260
Occupancy and bank premises	892	778	2,726	2,243
Furniture, fixtures, and equipment	635	578	1,832	1,692
Advertising	196	265	774	759
Amortization of mortgage servicing rights	186	91	637	286
(Recovery)/Impairment of mortgage servicing rights	(51)	11	38	30
Intangible asset amortization	77	64	231	64
FDIC insurance	265	120	944	334
FDIC special assessment	—	—	540	—
Professional fees	419	426	1,306	1,109
Other operating expenses	1,467	1,556	4,664	4,164

Total non-interest expenses	10,689	10,148	34,444	28,230
Income before income taxes	3,979	3,830	11,771	12,886
Income taxes	1,360	1,575	4,071	4,568

Net income	$2,619	$2,255	$7,700	$8,318

Basic earnings per common share	$0.30	$0.26	$0.88	$0.97
Diluted earnings per common share	$0.30	$0.26	$0.88	$0.97
Dividends declared per share	$0.14	$0.13	$0.42	$0.40
Weighted-average basic shares outstanding	8,782,632	8,575,904	8,710,909	8,560,566
Dilutive potential common shares	17,664	35,428	19,254	31,892

Weighted-average dilutive shares	8,800,296	8,611,332	8,730,163	8,592,458

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

(dollars in thousands, except share data)	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$9,381	$18,776
Interest bearing deposits with banks	48,351	45,100
Money market funds	18,140	5,109

Total cash and cash equivalents	75,872	68,985
Trading securities	5,316	—
Investment securities available for sale, at fair value (amortized cost of $165,732 and $107,255 as of September 30, 2009 and December 31, 2008, respectively)	168,754	108,329

Total investment portfolio	174,070	108,329
Loans held for sale	4,133	3,024
Portfolio loans and leases	886,479	899,577
Less: Allowance for loan and lease losses	(10,299)	(10,332)

Net portfolio loans and leases	876,180	889,245

Premises and equipment, net	21,310	21,296
Accrued interest receivable	4,359	4,033
Deferred income taxes	5,253	5,478
Mortgage servicing rights	3,794	2,205
Bank owned life insurance (BOLI)	—	15,585
Goodwill	4,824	4,629
Intangible assets	5,498	5,729
Other investments	10,990	10,866
Other assets	7,721	11,942
Other real estate owned (OREO)	1,521	—

Total assets	$1,195,525	$1,151,346

Liabilities
Deposits:
Non-interest-bearing demand	$167,991	$174,449
Savings, NOW and market rate accounts	436,314	362,738
Wholesale deposits	64,679	90,576
IND/IDC deposits	54,104	30,185
Time deposits	176,388	211,542

Total deposits	899,476	869,490

Borrowed funds	147,386	154,939
Subordinated debt	22,500	15,000
Mortgage payable	2,076	—
Accrued interest payable	2,892	4,369
Other liabilities	19,148	15,135

Total liabilities	1,093,478	1,058,933

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares as of September 30, 2009 and December 31, 2008 respectively; issued 11,702,794 and 11,513,782 shares as of September 30, 2009 and December 31, 2008 respectively and outstanding of 8,783,130 and 8,592,259 shares as of September 30, 2009 and December 31, 2008, respectively	11,703	11,514
Paid-in capital in excess of par value	16,506	12,983
Accumulated other comprehensive loss, net of taxes	(6,114)	(7,995)
Retained earnings	109,884	105,845

	131,979	122,347
Less: Common stock in treasury at cost – 2,919,664 and 2,921,523 shares as of September 30, 2009 and December 31, 2008 respectively	(29,932)	(29,934)

Total shareholders’ equity	102,047	92,413

Total liabilities and shareholders’ equity	$1,195,525	$1,151,346

Book value per share	$11.62	$10.76

Tangible book value per share	$10.44	$9.55

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended September 30
(dollars in thousands)	2009	2008
Operating activities:
Net income	$7,700	$8,318
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,582	2,698
Provision for depreciation and amortization	2,257	1,396
Loans originated for resale	(236,100)	(57,223)
Proceeds from loans sold	240,144	61,343
Purchase of trading securities	(5,076)	—
Gain on trading securities	(240)	(982)
Net gain on sale of residential mortgages	(5,153)	—
Provision for deferred income taxes (benefit)	(788)	(611)
Stock-based compensation cost	283	246
Change in income tax payable/receivable	1,792	30
Change in accrued interest receivable	(326)	(1,590)
Change in accrued interest payable	(1,477)	(33)
Change in mortgage servicing rights, net	(1,589)	—
Change in intangible assets	231	64
Other, net	7,741	(3,012)

Net cash provided by operating activities	14,981	10,644

Investing activities:
Purchases of investment securities – available for sale	(128,028)	(110,865)
Proceeds from sale of investment securities available for sale	38,733	21,004
Proceeds from maturity of investment securities and mortgage-backed securities pay downs	20,577	8,642
Proceeds from calls of investment securities	9,500	9,000
Net change in other investments	(124)	—
Proceeds from BOLI repayment	15,585	—
Purchase of Lau Associates	—	(4,165)
Net change in other real estate owned (“OREO”)	376	—
Net portfolio loan and lease repayments (originations)	5,587	(77,077)
Purchase of premises and equipment	(1,472)	(4,484)
Contingent earn-out payment for Lau Associates	(195)	—

Net cash used by investing activities	(39,461)	(157,945)

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	67,118	(23,590)
Change in time deposits	(35,154)	5,428
Change in wholesale deposits	(1,978)	24,951
Dividends paid	(3,661)	(3,425)
Increase in borrowed funds greater than 90 days	—	102,414
Repayment of borrowed funds greater than 90 days	(7,553)	—
Increase in subordinated debt	7,500	15,000
Mortgage payable	2,076	—
Net purchase of treasury stock	(42)	(335)
Tax benefit from exercise of stock options	63	173
Proceeds from exercise of stock options	497	998
Proceeds from issuance of common stock	2,501	50

Net cash provided by financing activities	31,367	121,664

Change in cash and cash equivalents	6,887	(25,637)
Cash and cash equivalents at beginning of period	68,985	95,174

Cash and cash equivalents at end of period	$75,872	$69,537

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$2,999	$4,732
Interest	$14,310	$17,079
Supplemental non-cash investing and financing activities:
Change in other comprehensive loss	2,894	3,094
Change in deferred taxes due to change in comprehensive income	1,013	(1,083)
Transfer of loans to other real estate	1,897	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	For the Nine Months Ended September 30, 2009
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands)
Balance - December 31, 2008	11,513,782	$11,514	$12,983	$105,845	$(7,995)	$(29,934)	$92,413
Net Income	—	—	—	7,700	—	—	7,700
Dividends declared - $.42 per share	—	—	—	(3,661)	—	—	(3,661)
Other comprehensive income, net of tax expense of $1,013	—	—	—	—	1,881	—	1,881
Stock based compensation	—	—	695	—	—	—	695
Tax benefit of stock option exercise	—	—	63	—	—	—	63
Purchase of treasury stock	—	—	—	—	—	(42)	(42)
Retirement of treasury stock	(4,522)	(4)	(40)	—	—	44	—
Common stock issued	154,634	154	2,347	—	—	—	2,501
Exercise of stock options	38,900	39	458	—	—	—	497

Balance – September 30, 2009	11,702,794	$11,703	$16,506	$109,884	$(6,114)	$(29,932)	$102,047

	For the Nine Months Ended September 30, 2008
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands)
Balance - December 31, 2007	11,434,332	$11,434	$11,698	$101,146	$(4,304)	$(29,623)	$90,351
Net Income	—	—	—	8,318	—	—	8,318
Dividends declared - $.40 per share	—	—	—	(3,425)	—	—	(3,425)
Other comprehensive loss, net of tax benefit of $1,083	—	—	—	—	(2,011)	—	(2,011)
Tax benefit stock option exercise	—	—	173	—	—	—	173
Purchase of treasury stock	—	—	—	—	—	(335)	(335)
Retirement of treasury stock	(5,096)	(5)	(45)	—	—	50	—
Common stock issued	5,096	5	48	—	—	—	53
Exercise of stock options	69,050	69	929	—	—	—	998

Balance – September 30, 2008	11,503,382	$11,503	$12,803	$106,039	$(6,315)	$(29,908)	$94,122

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended September 30
(dollars in thousands)	2009	2008
Net income	$2,619	$2,255
Other comprehensive income:
Unrealized investment gains (losses) net of tax expense (benefit) of $418 and ($602), respectively	775	(1,119)
Change in unfunded pension liability, net of tax expense of $147 and $1, respectively	272	2

Total comprehensive income	$3,666	$1,138

	Nine Months Ended September 30
(dollars in thousands)	2009	2008
Net income	$7,700	$8,318
Other comprehensive income:
Unrealized investment gains (losses) net of tax expense (benefit) of $682 and ($1,154), respectively	1,266	(2,140)
Change in unfunded pension liability, net of tax expense of $331 and $71, respectively	615	129

Total comprehensive income	$9,581	$6,307

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2009 and 2008

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

The results of operations for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Staff Accounting Bulletins of the Securities and Exchange Commission (“SEC”) are noted by the abbreviation “SAB”.

Previous Quarter Adjustments:

In connection with preparing the Form 10-Q for September 30, 2009, the statement of cash flows in the Form 10-Q for June 30, 2009 has been revised as a result of the incorrect classification of the “Purchase of trading securities” line item within the “Net cash used in investing activities” section of the cash flow statement. This error resulted from a misclassification between investing activities and operating activities related to the Corporation’s purchase of a trading security during the second quarter of 2009. The following table outlines the corrections to the cash flow statement for the six month period ended June 30, 2009 (dollars in thousands).

	As Reported June 30, 2009	Adjustments	As Revised June 30, 2009
Purchase of trading securities	$0	$(5,025)	$(5,025)
Net cash provided by operating activities	9,311	(5,025)	4,286

Purchase of trading securities	(5,025)	5,025	0
Net cash used in investing activities	(7,020)	5,025	(1,995)

The Corporation will present these revised amounts for June 30, 2009 in the statements of cash flows when filing its Form 10-Q for the quarter ending June 30, 2010. The revised amounts are reflected in the September 30, 2009 cash flow information presented in this Form 10-Q. This error was not deemed to be material to any current or prior periods.

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

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands, except per share data)	2009	2008	2009	2008
Numerator:
Net income available to common shareholders	$2,619	$2,255	$7,700	$8,318

Denominator for basic earnings per share – weighted average shares outstanding	8,782,632	8,575,904	8,710,909	8,560,566
Effect of dilutive potential common shares	17,664	35,428	19,254	31,892

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	8,800,296	8,611,332	8,730,163	8,592,458

Basic earnings per share	$0.30	$0.26	$0.88	$0.97
Diluted earnings per share	$0.30	$0.26	$0.88	$0.97
Antidilutive shares excluded from computation of average dilutive earnings per share	763,102	203,806	718,370	166,167

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

During the third quarter of 2009, the Corporation made refinements, along with changes to estimates of loss in certain asset classes. These changes in estimates and refinements resulted in a lower pre-tax provision for loan and lease losses in the third quarter of 2009 than would have resulted under the previous loss estimates of approximately $750 thousand which equates to $.06 per diluted share (after tax).

4. Investment Securities

The amortized cost and estimated fair value of investments, all of which were classified as available for sale, are as follows:

As of September 30, 2009

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$55,159	$149	$(66)	$55,242
State, county and municipal securities	24,628	475	(9)	25,094
Federal agency mortgage backed securities – residential	52,963	1,863	—	54,826
Government agency mortgaged backed securities – residential	7,580	146	—	7,726
Corporate bonds	12,230	403	—	12,633
Bonds – mutual funds	11,722	61	—	11,783
Other debt securities	1,450	—	—	1,450

Total available for sale securities	$165,732	$3,097	$(75)	$168,754

At September 30, 2009 securities having an amortized cost of $90.8 million were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia (“FRB”) discount window program, the Federal Home Loan Bank of Pittsburgh (“FHLB-P”) borrowings and other purposes. The FHLB-P has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB-P.

As of December 31, 2008

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$10,999	$171	$—	$11,170
State, county and municipal securities	7,071	43	(18)	7,096
Federal agency mortgage backed securities – residential	78,054	1,647	(42)	79,659
Corporate bonds	10,181	—	(727)	9,454
Other debt securities	950	—	—	950

Total	$107,255	$1,861	$(787)	$108,329

The following table shows the amount of securities that were in an unrealized loss position at September 30, 2009:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$7,928	$(66)	$—	$—	$7,928	$(66)
State, county and municipal securities	1,787	(9)	—	—	1,787	(9)

Total	$9,715	$(75)	$—	$—	$9,715	$(75)

The following table shows the amount of securities that were in a unrealized loss position at December 31, 2008:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipal securities	$1,163	$(18)	$—	$—	$1,163	$(18)
Federal agency mortgage backed securities	3,800	(42)	—	—	3,800	(42)
Corporate bonds	9,454	(727)	—	—	9,454	(727)

Total	$14,417	$(787)	$—	$—	$14,417	$(787)

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

The amortized cost and estimated fair value of available for sale investment securities at September 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,370	$22,400
Due after one year through five years	46,190	46,714
Due after five years through ten years	16,760	16,895
Due after ten years	8,148	8,410
No stated maturity	11,722	11,783

Subtotal	105,190	106,202
Mortgage backed securities	60,543	62,552

Total available for sale securities	$165,733	$168,754

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

The following table provides information about options outstanding for the three-months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding June 30, 2009	855,164	$20.02	$4.37
Granted	169,182	$18.27	$4.42
Forfeited	(7,250)	$19.57	$4.24
Exercised	(2,000)	$17.85	$3.94

Options outstanding September 30, 2009	1,015,096	$19.73	$4.40

The following table provides information about unvested options for the three-months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options June 30, 2009	234,630	$23.29	$5.14
Granted	169,182	$18.27	$4.42
Vested	(51,153)	$23.16	$5.08
Forfeited	—	—	—

Unvested options September 30, 2009	352,659	$20.90	$4.80

The following table provides information about options outstanding for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2008	901,814	$19.70	$4.31
Granted	169,182	$18.27	$4.42
Forfeited/Expired	(17,000)	$19.45	$4.23
Exercised	(38,900)	$12.78	$2.47

Options outstanding September 30, 2009	1,015,096	$19.73	$4.40

The following table provides information about unvested options for the nine-months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2008	237,172	$23.28	$5.15
Granted	169,182	$18.27	$4.42
Vested	(53,695)	$23.14	$5.15
Forfeited	—	—	—

Unvested options September 30, 2009	352,659	$20.90	$4.80

The total not-yet-recognized compensation expense of unvested stock options is $1.5 million. This expense will be recognized over a weighted average period of 48 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 were as follows:

(dollars in thousands)	2009	2008
Proceeds from strike price of options exercised	$497	$998
Related tax benefit recognized	63	173

Proceeds of options exercised	$560	$1,171

Intrinsic value of options exercised	$664	$457

The following table provides information about options outstanding and exercisable options at September 30, 2009:

	Outstanding	Exercisable
Number	1,015,096	662,437
Weighted average exercise price	$19.73	$19.11
Aggregate intrinsic value	$456,578	$456,578
Weighted average contractual term (in years)	6.36	4.88

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

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the three months ended September 30, 2009 and 2008:

	For Three months Ended September 30
	SERP		QDBP		PRBP
(in thousands)	2009	2008	2009	2008	2009	2008
Service cost	$50	$16	$—	$—	$—	$—
Interest cost	29	49	437	426	17	16
Expected return on plan assets	—	—	(510)	(635)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	23	33	—	78	(18)	(50)
Amortization of net loss	13	—	213	—	19	14

Net periodic benefit cost (benefit)	$115	$98	$140	$(131)	$24	$(14)

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the nine months ended September 30, 2009 and 2008:

	For Nine months Ended September 30
	SERP		QDBP		PRBP
(in thousands)	2009	2008	2009	2008	2009	2008
Service cost	$146	$73	$—	$337	$—	$—
Interest cost	165	147	1,419	1,275	42	48
Expected return on plan assets	—	—	(1,513)	(1,950)	—	—
Amortization of transition obligation	—	—	—	—	19	—
Amortization of prior service costs	96	99	—	171	(119)	18
Amortization of net loss	13	—	700	—	57	(150)
Curtailment	—	—	—	18	—	42
Settlement	—	—	—	—	—	153

Net periodic benefit cost (benefit)	$420	$319	$606	$(149)	$(1)	$111

QDBP: As stated in the Corporation’s 2008 Annual Report, the Corporation does not have any minimum funding requirements for its QDBP for 2009. As of September 30, 2009 no contributions have been made to the QDBP.

SERP: The Corporation contributed $34 thousand during the third quarter of 2009 and it is expected to contribute an additional $34 thousand to the SERP plan for the remaining three months of 2009.

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

Segment information for the quarter ended September 30, 2009 is as follows:

(Dollars in thousands)	2009
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$10,350	$3	$6	$(29)	$10,330
Less: Loan and lease loss provision	2,305	—	—	—	2,305

Net interest income after loan and lease loss provision	8,045	3	6	(29)	8,025
Other income:
Fees for wealth management services	—	3,457	—	—	3,457
Service charges on deposit accounts	493	—	—	—	493
Loan servicing and other fees	49	—	318	—	367
Net gain on sale of residential mortgage loans	—	—	760	—	760
Other income	1,486	14	22	44	1,566

Total other income	2,028	3,471	1,100	44	6,643
Other expenses:
Salaries and wages	3,074	1,714	330	204	5,322
Employee benefits	920	366	7	(12)	1,281
Occupancy and bank premises	1,330	202	46	(51)	1,527
Net impairment/amortization of mortgage servicing rights	—	—	135	—	135
Other operating expense	2,013	408	96	(93)	2,424

Total other expense	7,337	2,690	614	48	10,689

Segment profit before income taxes	2,736	784	492	(33)	3,979
Intersegment pretax revenues (expenses) *	175	47	10	(232)	—

Pretax segment profit (loss) after eliminations	$2,911	$831	$502	$(265)	$3,979

% of segment pretax profit (loss) after eliminations	73.2%	20.9%	12.6%	(6.7)%	100.0%

Segment assets in millions of dollars	$1,175.8	$11.0	$4.8	$3.9	$1,195.5

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the quarter ended September 30, 2008 is as follows:

(Dollars in thousands)	2008
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$9,677	$—	$16	$3	$9,696
Less: Loan and lease loss provision	1,063	—	—	—	1,063

Net interest income after loan and lease loss provision	8,614	—	16	3	8,633
Other income:
Fees for wealth management services	—	3,544	—	—	3,544
Service charges on deposit accounts	409	—	—	—	409
Loan servicing and other fees	60	—	239	(1)	298
Net gain on sale of loans	—	—	287	—	287
Other income	725	5	28	49	807

Total other income	1,194	3,549	554	48	5,345
Other expenses:
Salaries and wages	3,398	1,467	232	181	5,278
Employee benefits	644	295	28	14	981
Occupancy and bank premises	1,172	173	56	(45)	1,356
Net impairment/amortization of mortgage servicing rights	—	—	102	—	102
Other operating expense	2,050	402	72	(93)	2,431

Total other expense	7,264	2,337	490	57	10,148

Segment profit before income taxes	2,544	1,212	80	(6)	3,830
Intersegment pretax revenues (expenses)*	187	50	10	(247)	—

Pretax segment profit (loss) after eliminations	$2,731	$1,262	$90	$(253)	$3,830

% of segment pretax profit (loss) after eliminations	71.3%	33.0%	2.3%	(6.6%)	100.0%

Segment assets in millions of dollars	$1,066.2	$6.1	$3.5	$3.2	$1,079.5

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the nine months ended September 30, 2009 is as follows:

(Dollars in thousands)	2009
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$29,886	$10	$24	$(52)	$29,868
Less: Loan and lease loss provision	5,582	—	—	—	5,582

Net interest income after loan and lease loss provision	24,304	10	24	(52)	24,286
Other income:
Fees for wealth management services	—	10,581	—	—	10,581
Service charges on deposit accounts	1,447	—	—	—	1,447
Loan servicing and other fees	160	—	841	—	1,001
Net gain on sale of residential mortgage loans	—	—	5,153	—	5,153
Other income	3,209	38	378	122	3,747

Total other income	4,816	10,619	6,372	122	21,929
Other expenses:
Salaries and wages	9,256	4,910	1,806	455	16,427
Employee benefits	3,227	1,095	61	(58)	4,325
Occupancy and bank premises	3,930	631	149	(152)	4,558
Net impairment/amortization of mortgage servicing rights	—	—	675	—	675
Other operating expense	7,013	1,172	587	(313)	8,459

Total other expense	23,426	7,808	3,278	(68)	34,444

Segment profit before income taxes	5,694	2,821	3,118	138	11,771
Intersegment pretax revenues (expenses) *	637	139	30	(806)	—

Pretax segment profit (loss) after eliminations	$6,331	$2,960	$3,148	$(668)	$11,771

% of segment pretax profit (loss) after eliminations	53.8%	25.2%	26.7%	(5.7)%	100.0%

Segment assets in millions of dollars	$1,175.8	$11.0	$4.8	$3.9	$1,195.5

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the nine months ended September 30, 2008 is as follows:

(Dollars in thousands)	2008
	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$27,549	$—	$52	$6	$27,607
Less: Loan and lease loss provision	2,698	—		—	2,698

Net interest income after loan and lease loss provision	24,851	—	52	6	24,909
Other income:
Fees for wealth management services	—	10,147	—	—	10,147
Service charges on deposit accounts	1,230	—	—	—	1,230
Loan servicing and other fees	212	—	701	—	913
Net gain on sale of loans	—	—	982	—	982
BOLI income	260	—	—	—	260
Other income	2,405	5	125	140	2,675

Total other income	4,107	10,152	1,808	140	16,207
Other expenses:
Salaries and wages	9,298	3,885	728	378	14,289
Employee benefits	2,345	787	91	37	3,260
Occupancy and bank premises	3,489	419	163	(136)	3,935
Net impairment/amortization of mortgage servicing rights	—	—	316	—	316
Other operating expense	5,442	1,012	290	(314)	6,430

Total other expense	20,574	6,103	1,588	(35)	28,230

Segment profit before income taxes	8,384	4,049	272	181	12,886
Intersegment pretax revenues (expenses)*	581	140	20	(741)	—

Pretax segment profit (loss) after eliminations	$8,965	$4,189	$292	$(560)	$12,886

% of segment pretax profit (loss) after eliminations	69.6%	32.5%	2.3%	(4.4)%	100.0%

Segment assets in millions of dollars	$1,117.5	$7.1	$3.6	$4.2	$1,132.4

Segment assets in millions of dollars

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Other segment information is as follows:

	September 30		December 31, 2008
(dollars in millions)	2009	2008
Wealth Management Segment:
Brokerage Assets(1)	$173	$86	$76
Assets Under Management and Administration – Wealth Division	1,678	1,964	1,564
Assets Under Management, Administration and Supervision – Lau Associates	527	616	506
Assets Under Management, Administration – BMTC DE	333	—	—

Assets Under Management, Administration, Supervision and Brokerage Assets	$2,711	$2,666	$2,146

Mortgage Banking Segment:
Mortgage Loans Serviced for Others	$499.5	$353.8	$350.2
Mortgage Servicing Rights	$3.8	$2.9	$2.2

(1)	Brokerage assets, which include assets of Bryn Mawr Asset Management, represent assets held at a registered broker dealer under a networking agreement.

8. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSR’s”) for the nine months ended September 30, 2009 and 2008:

(dollars in thousands)	2009	2008
Balance, January 1	$2,205	$2,820
Additions	2,264	349
Amortization	(637)	(286)
Recovery	333	30
Impairment	(371)	(60)

Balance, September 30	$3,794	$2,853

Fair value	$4,338	$3,731

At September 30, 2009 key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2009
Fair value amount of MSRs	$4,338
Weighted average life (in years)	4.9
Prepayment speeds (constant prepayment rate)*:	17.3%
Impact on fair value:
10% adverse change	$(235)
20% adverse change	$(449)
Discount rate:	10.27%
Impact on fair value:
10% adverse change	$(148)
20% adverse change	$(286)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

9. Impaired Loans and Leases

The following summarizes the Corporation’s impaired loans for the periods ended:

	For The Nine Months Ended		For The Twelve Months Ended
(dollars in thousands)	September 30, 2009	September 30, 2008	December 31, 2008
Period end loan balance	$5,251	$1,465	$4,586
Average period to date balance	3,142	1,129	1,476
Loans with specific loss allowances	595	—	3,150
Charge-offs, net of recoveries	1,300	—	—
Loss allowances reserved	58	—	124
Period to date income recognized	82	58	42
Non-performing leases	523	—	—
Troubled debt restructuring – lease balance	1,551	—	—
Troubled debt restructuring – commercial loan*	1,459	—	—
Trouble debt restructuring – residential loan*	550	—	—

*	Troubled debt restructuring balances are included in the impaired loan figures.

10. Goodwill and Other Intangibles

The goodwill and intangible balances presented below resulted from the acquisition of JNJ Holdings LLC, Lau Associates LLC and Lau Professional Services LLC (collectively, “Lau”) in the third quarter of 2008. During the first quarter of 2009, the Corporation paid $195 thousand based on the terms of the acquisition agreement related to the 2008 contingent payment. This payment was recorded as goodwill. For further information on the acquisition of Lau, please refer to Footnote 2 in the Corporation’s 2008 Annual Report on Form 10-K. On September 1, 2009, Lau Professional Services LLC was merged into Lau Associates LLC.

The changes in the carrying amount of goodwill and intangibles were as follows:

(dollars in thousands)	Goodwill	Intangibles
Balance January 1, 2009	$4,629	$5,729
2008 Earn-out adjustment	195	—
Amortization	—	(231)

Balance September 30, 2009	$4,824	$5,498

Management performed the annual review of goodwill and identifiable intangibles at December 31, 2008 in accordance with FASB Accounting Standards Codifications on goodwill and other intangible assets and accounting for the impairment or disposal of long-lived assets. Management determined there was no impairment of goodwill and other intangible assets.

11. Capital

Dividend

The Corporation declared and paid a regular dividend of $0.14 per share, during the third quarter of 2009. This payment totaled $1.2 million. The Corporation’s Board of Directors declared a regular quarterly dividend of $0.14 per share payable December 1, 2009 to shareholders of record as of November 10, 2009.

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

12. Accounting for Uncertainty in Income Taxes

The Corporation recognizes the financial statement benefit of a tax position only after determining that the Corporation would be more likely than not to sustain the position following an examination. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. At January 1, 2007, the Corporation applied these criteria to all tax positions for which the statute of limitations remained open. There were no adjustments to retained earnings for unrecognized tax benefits as a result of the implementation at adoption during 2007.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the third quarter of 2009. There were no significant liabilities accrued during 2008 or in the first nine months of 2009.

13. Fair Value Measurement

The following disclosures are made in conjunction with the application of fair value measurements.

The Financial Accounting Standard Board Codification on Fair Value Measurement establishes a fair value hierarchy based on the nature of data inputs for fair value determinations, under which the Corporation is required to value each asset using assumptions that market participants would utilize to value that asset. When the Corporation uses its own assumptions it is required to disclose additional information about the assumptions used and the effect of the measurement on earnings or the net change in assets for the period.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at September 30, 2009 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets Measured at Fair Value on a Recurring Basis at September 30, 2009:
Trading Securities	$5.3	$—	$—	$5.3

Investment Securities – available for sale
U.S. Government agency securities	—	55.2	—	55.2
State, county and municipal securities	—	25.1	—	25.1
Mortgage backed securities	—	62.6	—	62.6
Corporate bonds	—	12.6	—	12.6
Bonds – mutual funds	11.8	—	—	11.8
Other debt securities	—	1.5	—	1.5

Total available for sale securities	$11.8	$157.0	$—	$168.8

Total assets measured at fair value on a recurring basis	$17.1	$157.0	$—	$174.1

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2009:
Mortgage servicing rights (MSRs)	$—	$3.8	$—	$3.8
Impaired loans and leases	—	7.3	—	7.3
OREO & Other repossessed property	—	1.5	—	1.5

Total assets measured at fair value on a nonrecurring basis	$—	$12.6	$—	$12.6

Other Real Estate Owned and Other Repossessed Property:

Other real estate owned (“OREO”) consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Corporation had $1.5 million in OREO assets at September 30, 2009.

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

15. Fair Value of Financial Instruments

The following disclosures and schedules are disclosed in conjunction with the Corporation’s adoption of interim disclosures about fair value of financial instruments.

Disclosures about fair value of financial instruments requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The Statement excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

MSR’s - The fair value of MSR’s is established using specific loan characteristics as well as market-based assumptions. The value is based on all relevant facts and circumstances, recent sales of comparable assets and the professional experience of the specialized service broker, as well as the hypothetical placement of the portfolio in that day’s active marketplace.

Other Assets - The carrying amount of accrued interest receivable and other investments approximates fair value.

Deposits - The estimated fair values disclosed for non-interest-bearing demand deposits, NOW accounts, and Market Rate accounts are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on the certificate of deposit. The Statement defines the fair value of demand deposits as the amount payable on demand and prohibits adjusting estimated fair value from any value derived from retaining those deposits for an expected future period of time.

Borrowed Funds - The fair value of borrowed funds is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

Subordinated debt - The fair value of subordinated debt is established using a discounted cash flow calculation that applies interest rates currently being offered on comparable borrowings.

Mortgage payable - The fair value of the mortgage payable is established using a discounted cash flow calculation that applies interest rates currently being offered on comparable borrowings.

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

The carrying amount and estimated fair value of the Corporation’s financial instruments as of September 30, 2009 and December 31, 2008 are as follows:

	2009		2008
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$9,381	$9,381	$18,776	$18,776
Interest-bearing deposits with other banks	48,351	48,351	45,100	45,100
Money market funds	18,140	18,140	5,109	5,109

Cash and cash equivalents	75,872	75,872	68,985	68,985
Trading securities	5,316	5,316	––	––
Investment securities – available for sale	168,754	168,754	108,329	108,329
Mortgage servicing rights	3,794	4,338	2,205	2,210
Loans held for sale	4,133	4,185	3,024	3,094
Other assets	61,476	61,476	79,558	69,226
Net loans and leases	876,180	890,627	889,245	919,560

Total financial assets	$1,195,525	$1,210,568	$1,151,346	$1,171,404

Financial liabilities:
Deposits	$899,476	$900,468	$869,490	$871,679
Borrowed funds	147,386	150,364	154,939	157,344
Subordinated debt	22,500	22,736	15,000	15,000
Mortgage payable	2,076	2,258	—	—
Other liabilities	22,040	22,040	19,504	19,504

Total financial liabilities	$1,093,478	$1,097,866	$1,058,933	$1,063,527

Off-balance sheet instruments	$338,700	$338,700	$318,368	$318,368

16. New Accounting Pronouncements

FASB Codification 825 – Amendment to Interim Disclosure on Fair Value of Financial Instruments

FASB issued a Codification Standard related to the interim disclosure about fair value of financial instruments which amended the previous standard on disclosures about fair value of financial instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. All publicly traded companies are required to include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods. FASB Codification 825 became effective for interim reporting periods ending after June 15, 2009. The Corporation adopted this statement as of June 30, 2009 and has made the required disclosures in Note 15 of this Form
10-Q.

FASB Codification 320 and 958 – Recognition and Presentation of Other Than Temporary Impairment

The Corporation adopted the Codification Standards related to the recognition and presentation of other than temporary as of June 30, 2009. Since the Corporation has not had any other-than-temporary impairment as of April 1, 2009, no cumulative-effect adjustments were required to be recorded at adoption.

FASB Codification 820 – Fair Value of Instruments When Volume and Activity Have Decreased

The Corporation follows the FASB Codification Standard, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. This Codification Standard provides additional guidance for estimating fair value in accordance with the Codification Standard on Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. Codification Standard 820 became effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this Standard did not have a material effect on our financial condition or results of operations.

FASB Standard Related to Subsequent Events

The Corporation follows the FASB Codification Standard related to subsequent events. The Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. The Codification is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively. The Corporation adopted this standard as of June 30, 2009 and such adoption did not have an impact on the results of operations or financial position. The Company has evaluated subsequent events through November 9, 2009.

FASB Codification 860 – Amendment to Accounting for Transfers of Financial Assets

In June 2009, the FASB issued a Codification standard related to accounting for transfers of financial assets, an amendment of FASB Statement No. 140. The Codification amends the derecognition guidance in Statement 140 and eliminates the concept of a qualifying special-purpose entities (“QSPEs”). The Codification is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of the Codification is prohibited. The Corporation will adopt the Codification standard on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

FASB Codification 810 – Amendment to Guidance on Variable Interest Entities

In June 2009, the FASB issued a Codification standard related to amendments to FASB interpretation No. 46(R) which amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) The power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. The Codification amends interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009. The Corporation will adopt the Codification standard on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

ASC-713 – Employer’s Disclosures about Pensions and Other Post Retirement Benefits – FASB issued a Codification standard referencing an Employer’s Disclosures About Pension and Post Retirement Benefits, to provide guidance on an employer’s disclosure about the plan assets of a defined pension or post retirement plan. The Codification requires an entity to disclose more information on how investment allocation decisions are made, the major categories of plan assets including concentration risks and fair value measurements and the fair value techniques and inputs used to measure the plan. The Corporation will adopt the Codification effective December 15, 2009 and has not yet determined the effect of the adoption on its consolidated financial statements.

17. Subsequent Events

On November 3, 2009 the Corporation announced that it had signed a definitive Agreement and Plan of Merger to acquire First Keystone Financial, Inc., a federally-chartered savings bank headquartered in Media. The acquisition will be effected pursuant to a merger of First Keystone Financial, Inc. with and into the Corporation, and a two-step merger of First Keystone Bank with and into the Bank. This acquisition will increase the Corporation’s total assets by more than $500 million and add 8 full-service branches, mainly in Delaware County, PA.

As a result of the mergers, the Corporation and the Bank expect to be able to more efficiently leverage resources and deliver the highest quality products and services to the marketplace. Increasing the Corporation’s presence in Delaware and Chester Counties has been a strategic goal, and this acquisition is an important component of that strategic plan.

For further information on the Agreement, please review the Corporation’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2009.

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

Acquisition of First Keystone Financial, Inc.

On November 3, 2009 the Corporation announced that it had signed a definitive Agreement and Plan of Merger to acquire First Keystone Financial, Inc., a federally-chartered savings bank headquartered in Media. The acquisition will be effected pursuant to a merger of First Keystone Financial, Inc. with and into the Corporation, and a two-step merger of First Keystone Bank with and into the Bank. This acquisition will increase the Corporation’s total assets by more than $500 million and add 8 full-service branches, mainly in Delaware County, PA.

As a result of the mergers, the Corporation and the Bank expect to be able to more efficiently leverage resources and deliver the highest quality products and services to the marketplace. Increasing the Corporation’s presence in Delaware and Chester Counties has been a strategic goal, and this acquisition is an important component of that strategic plan.

For further information on the Agreement, please review the Corporation’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2009.

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

The allowance for loan and lease losses involves a higher degree of judgment and complexity than other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by Management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired loans and leases, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions, international events, and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods. See the section of this document titled Asset Quality and Analysis of Credit Risk and Note 3 to our financial statements, titled Allowance for Loan and Lease Losses, for additional information.

During the third quarter of 2009, the Corporation made refinements, along with changes to estimates of loss in certain asset classes. These changes in estimates and refinements resulted in a lower pre-tax provision for loan and lease losses in the third quarter of 2009 than would have resulted under the previous loss estimates of approximately $750 thousand which equates to $.06 per diluted share (after tax).

Other significant accounting policies are presented in Note 1 to the Corporation’s audited consolidated financial statements filed as part of the 2008 Annual Report on Form 10-K and in the footnotes to the Corporation’s unaudited financial statements filed as part of this Form 10-Q. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods except for as noted in the previous paragraph.

Executive Overview

Three Months Results

The Corporation reported third quarter 2009 diluted earnings per share of $0.30 and net income of $2.6 million compared to diluted earnings per share of $0.26 and net income of $2.3 million in the same period last year. Return on average equity (ROE) and return on average assets (ROA) for the third quarter ended September 30, 2009 were 10.39% and 0.89%, respectively. ROE was 9.55% and ROA was 0.83% for the same period last year.

The Corporation’s third quarter performance was solid given the continued economic stress over the past twenty months. The Corporation is well positioned for continued growth and profitability and continues to exceed regulatory requirements for a well-capitalized financial organization. In July 2009, the Corporation established a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) to provide additional resources of capital intended to enable the Corporation to take advantage of strategic opportunities to invest and expand.

Net income increased $364 thousand or 16.1% to $2.6 million in the third quarter 2009 from $2.3 million in the same period last year. Factors contributing to the increase include an increase in the gain on sale of residential mortgage loans, a gain on the sale of investments, a gain on trading investments, a decrease in income tax expense, higher earning asset levels and the previously discussed refinement in Note 3, Allowance for Loan and Lease Losses. These factors were partially offset by lower other operating income, specifically in other investment income and cash management fees, increased employee benefit costs, a higher provision for loan and lease losses, increased amortization of mortgage servicing rights, and a lower net interest margin. The net interest margin for the third quarter of 2009 declined to 3.72% compared to 3.90% in the third quarter of 2008.

Total portfolio loans and leases at September 30, 2009 were $886.5 million, a decrease of $13.1 million or 1.5% from 2008 year-end balance of $899.6 million. The decrease in the balance from year end was primarily in construction loans and leases which was by management’s design due to current economic conditions. Credit quality on the overall loan and lease portfolio remains stable as total non-performing loans and leases represented 78 basis points or $6.9 million of portfolio loans and leases at September 30, 2009. This compares with 65 basis points or $5.8 million at December 31, 2008. The Corporation’s other real estate owned (“OREO”) balance as of September 30, 2009 was $1.5 million due to the foreclosure of a residential site development loan estimated at its net realizable value. The Corporation had no OREO at December 31, 2008 or September 30, 2008.

The provision for loan and lease losses for the quarter ended September 30, 2009 and 2008 were $2.3 million and $1.1 million, respectively. At September 30, 2009, the allowance for loan and lease losses (“allowance”) of $10.3 million represents 1.16% of portfolio loans and leases compared with 1.15% at December 31, 2008. Quarterly net charge-offs in the leasing portfolio gradually declined from $1.6 million in the fourth quarter of 2008 to $1.1 million in the quarter ended September 30, 2009 as growth has been intentionally scaled back and underwriting standards significantly tightened.

The Corporation’s investment portfolio increased $65.5 million or 60.5% to $173.8 million at September 30, 2009 from $108.3 million at December 31, 2008 due to the Corporation’s growth in deposits, strong investment performance and the reduction in the loan portfolio. The Corporation’s investment portfolio had gains concentrated in mortgage backed securities, municipal securities and corporate bonds. There are no OTTI charges within the portfolio.

Third quarter 2009 average total interest bearing deposits were up $47.4 million during the third quarter of 2009 or 7.1% from the same period in 2008. Over the past 12 months the Corporation had significant increases in money market and savings accounts. Funding from wholesale sources, which includes wholesale deposits, Insured Network Deposits (“IND”) and Institutional Deposits Corporation (“IDC”) deposits, subordinated debt and borrowings, at September 30, 2009 was approximately $288.7 million, which was a $32.2 million decrease from $320.9 million at December 31, 2008. The increase in deposit activity during the third quarter of 2009 reduced the Corporation’s dependency on wholesale funding.

The Corporation had in aggregate unused borrowing capacity of approximately $413.6 million at September 30, 2009 at the FHLB-P, the Federal Reserve Bank of Philadelphia (“FRB”), and fed funds lines at various banks. This compares with $226.6 million at December 31, 2008. The increase in unused borrowing is the result of additional borrowing capacity at the FRB by using commercial and industrial loans and corporate bonds as collateral. Furthermore, borrowing from the FHLB-P decreased $7.5 million from December 31, 2008.

For the quarter ended September 30, 2009, non-interest income was $6.6 million, an increase of $1.3 million or 24.3% over the $5.3 million for the same period last year. This increase was primarily due to the net gain on sale of residential mortgage loans and the net gain on the sale of investments. Mortgage originations for the third quarter of 2009 were $35.0 million compared to $25.8 million in the fourth quarter of 2008 and $24.0 million in the third quarter of 2008, resulting in an increase in the gain on sale of residential mortgage loans. Wealth Management revenues of $3.5 million as of September 30, 2009 remained consistent with the $3.5 million in the third quarter of 2008.

Wealth Management assets under management, administration, supervision and brokerage as of September 30, 2009 were $2.7 billion, up $447 million or 19.7% higher than the $2.3 billion at June 30, 2009 and up $44.6 million or 1.7% from September 30, 2008. Traditional wealth assets increased 10.2% from the second quarter of 2009 or $155 million, and declined $286.6 million or 14.6% from September 30, 2008, and the Bryn Mawr Trust Company of Delaware assets increased 206.3% or $224 million from June 30, 2009 and $0 at September 30, 2008. Success in the Wealth Management area is attributable to new brokerage business, the successful development of The Bryn Mawr Trust Company of Delaware and the improvements in the financial markets.

Non-interest expense for the quarter ended September 30, 2009 was $10.7 million, an increase of $541 thousand or 5.3% over the $10.1 million in the same period last year. This increase is mainly due to increases in employee benefit costs, specifically the Pension and SERP and related support costs associated with the opening of our West Chester Regional Banking Center on January 1, 2009 and The Bryn Mawr Trust Company of Delaware in the Fall of 2008. FDIC insurance also increased $137 thousand or 113.2% from a year ago along with higher variable costs related to the origination of residential mortgage loans which resulted in the large increase in the gain on sale of residential loans.

Nine Months Results

The Corporation reported net income for the nine months ended September 30, 2009 of $7.7 million or $0.88 diluted earnings per share, down from net income of $8.3 million or $0.97 diluted earnings per share for the first nine months of 2008. ROE and ROA for the nine months ended September 30, 2009 were 10.66% and 0.88%, respectively, compared to 11.99% and 1.09%, for the same period in 2008.

Net income for the nine months ended September 30, 2009 of $7.7 million was $618 thousand lower than the same period in 2008. Factors contributing to the decrease include an increase in the cost of salaries and employee benefits, an increase in the amortization of mortgage servicing rights and higher FDIC insurance along with the FDIC special assessment that was accrued in the second quarter of 2009. The net interest margin for the nine months ended September 20, 2009 was 3.64%, a decrease of 30 basis points from the same period in 2008.

Non-interest income in the first nine months of 2009 was $21.9 million, up approximately $5.7 million compared to the first nine months of 2008, mainly due to a $4.2 million increase on the sale of residential mortgages. Fees for wealth management services increased $434 thousand or 4.3% to $10.5 million for the first nine months of 2009 from $10.1 million in the same period in 2008. The gain on sale of investments of $1.3 million was up $1.1 million or 495% from $222 thousand in the same period of 2008. Wealth Management revenue for the nine month period decreased $238 thousand or 6.4% from December 31, 2008. The decrease in revenue over the nine month period is primarily attributable to lower financial market values which decreased assets under management, administration, supervision and brokerage. Revenues include fees from trust administration, investment management, brokerage, custody and estates.

For the nine month period ended September 30, 2009, non-interest expense was $10.7 million, up $541 thousand or 5.3% compared to the nine month period ended September 30, 2008. The increase in non-interest expense is primarily the result of increases in employee benefits, FDIC insurance and the amortization of MSR’s.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2009 and 2008 are shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
ROE	10.39%	9.55%	10.66%	11.99%
ROA	0.89%	0.83%	0.88%	1.09%
Efficiency ratio	63.0%	67.5%	66.5%	64.4%
Tax equivalent net interest margin	3.72%	3.90%	3.64%	3.94%
Diluted earnings per share	$0.30	$0.26	$0.88	$0.97
Dividend per share	$0.14	$0.14	$0.42	$0.40

Key period end ratios and balances are shown in the table below:

	September 30, 2009	December 31, 2008	September 30, 2008
Book value per share	$11.62	$10.76	$10.97
Tangible book value per share	$10.44	$9.55	$10.29
Allowance for loan and lease losses as a percentage of loans	1.16%	1.15%	1.03%
Tier I capital to risk weighted assets	9.36%	8.81%	9.35%
Tangible common equity ratio	7.74%	7.13%	7.13%
Loan to deposit ratio	99.1%	103.0%	102.3%
Wealth assets under management, administration, supervision and brokerage	$2,710.9	$2,146.4	$2,666.3
Portfolio loans	886.5	899.6	878.2
Total assets	1,195.5	1,151.3	1,132.4
Shareholders’ Equity	102.0	92.4	94.1

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

Three Months Ended September 30, 2009 Compared to the Same Period Ended September 30, 2008

The tax equivalent net interest income for the three months ended September 30, 2009 of $10.4 million was $678 thousand or 6.9% higher than the net interest income for the same period in 2008 of $9.8 million. This increase was substantially volume driven as average loan and lease growth of $20.4 million or 2.4% and average investment portfolio growth of $55.6 million or 50.5% were able to offset several prime rate decreases and the impact of a higher level of wholesale funds, which includes wholesale deposits, subordinated debt and borrowings.

Average interest bearing liabilities increased $63.2 million or 7.7% to $884.6 million during the third quarter of 2009 compared to $821.4 million during third quarter of 2008. The decrease in the rate on interest bearing liabilities from 2.47% in the third quarter 2008 to 1.73% in the third quarter of 2009 is largely due to higher rate wholesale deposits maturing, the increase of lower rate money market and savings accounts and aggressive management of deposit pricing. Average total wholesale funding decreased $36.0 million or 1.9% to $266.2 million compared to the same period last year. Average deposit balances for the third quarter of 2009 were $888.7 million, a $74.0 million increase or 9.1% above September 30, 2008.

Despite the increase in tax equivalent net interest income due to decreased interest expense, the tax equivalent net interest margin on interest earning assets decreased by 18 basis points from 3.90% in the third quarter of 2008 to 3.72% at September 30, 2009 due to lower rates on interest earning assets, including low market rates on overnight cash balances.

Nine Months Ended September 30, 2009 Compared to the Same Period Ended September 30, 2008

The tax equivalent net interest income for the nine months ended September 30, 2009 of $30.1 million was $2.3 million or 8.3% higher than the net interest income for the same period in 2008 of $27.8 million. This increase was substantially volume driven as average loan and lease growth of $55.2 million or 6.6% and investment portfolio growth of $43.5 million or 47.5% were able to offset several prime rate decreases and the impact of a slightly higher level of wholesale funds.

Average interest bearing liabilities increased $122.2 million or 16.0% to $885.0 million during the first nine months of 2009 compared to $762.9 million for the same period of 2008. The decrease in the rate on interest bearing liabilities from 2.71% in the first nine months of 2008 to 1.94% in the first nine months of 2009 is due to higher rate wholesale deposits maturing, the increase of lower rate money market and savings accounts and aggressive management of deposit pricing. The interest rate on the $22.5 million of subordinated debt reset during the third quarter of 2009 resulting in a decrease of 15 basis points. The $7.5 million of subordinated debt raised on April 20, 2009 is priced at 90 day LIBOR plus 5.75% and resets on the 15th day of the last month of each quarter. The rate was reset on September 15, 2009. Average total wholesale funding decreased $8.2 million or 3.1% to $271.0 million compared to the same period last year. Average deposit balances for the first nine months of 2009 were $881.2 million, a $99.3 million increase or 12.6% above September 30, 2008.

Despite the increase in tax equivalent net interest income due to decreased interest expense, the tax equivalent net interest margin on interest earning assets decreased by 30 basis points from 3.94% in the first nine months of 2008 to 3.64% at September 30, 2009 due to lower rates on interest earning assets.

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as it relates to the change in balances (volume) and the change in interest rates (rate) of tax equivalent net interest income for the quarter and the nine month period ended September 30, 2009 compared to the quarter and nine month period ended September 30, 2008 broken out by rate and volume.

Rate /Volume Analysis on a tax equivalent basis*

(in thousands) Increase/(Decrease)	Three Months Ended September 30, 2009 Compared to 2008			Nine Months Ended September 30, 2009 Compared to 2008
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$132	$(164)	$(14)	$437	$(477)	$(40)
Federal funds sold	(57)	—	(57)	(122)	(12)	(134)
Money market funds	26	—	26	188	—	188
Investment securities	620	(606)	14	1,530	(1,006)	524
Loans and leases	327	(868)	(541)	2,611	(3,493)	(882)

Total interest income	1,048	(1,620)	(572)	4,644	(4,988)	(344)

Interest expense:
Savings, NOW and market rate accounts	$286	$(417)	$(131)	$1,036	$(1,403)	$(367)
IND/IDC deposits	37	—	37	605	(573)	32
Time deposits	(67)	(437)	(504)	(1,467)	(121)	(2,678)
Wholesale deposits	(654)	(222)	(876)	451	(1,554)	(1,103)
Borrowed funds	139	84	223	1,203	258	1,461

Total interest expense	(259)	(992)	1,251	1,828	(4,483)	(2,655)

Interest differential	$1,307	$(628)	$679	$2,816	$(505)	$2,311

*	The tax rate used in the calculation of the tax equivalent income is 35%.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the three months ended September 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$33,560	$14	0.17%	$5,894	$28	1.89%
Federal funds sold	—	—	—	11,668	57	1.94%
Money market funds	28,877	26	0.36%	—	—	—
Investment securities:
Taxable	144,073	1,079	2.97%	104,877	1,208	4.58%
Tax-exempt	21,481	236	4.36%	7,736	93	4.78%

Total investment securities (3)	165,554	1,315	3.15%	112,613	1,301	4.60%

Loans and leases (1) (2)	886,826	12,943	5.79%	866,454	13,484	6.19%

Total interest earning assets	1,114,817	14,298	5.09%	996,629	14,870	5.94%
Cash and due from banks	11,191			22,418
Allowance for loan and lease losses	(10,529)			(8,732)
Other assets	63,984			68,705

Total assets	$1,179,463			$1,079,020

Liabilities:
Savings, NOW and market rate accounts	$416,982	$729	0.69%	$313,792	$860	1.09%
IND/IDC deposits	27,790	37	0.53%			—
Wholesale deposits	74,347	428	2.28%	149,508	1,304	3.47%
Time deposits	192,275	1,094	2.26%	200,707	1,598	3.17%

Total interest-bearing deposits	711,394	2,288	1.28%	664,007	3,762	2.25%
Borrowed funds	148,632	1,239	3.31%	148,815	1,194	3.19%
Mortgage payable	2,085	30	5.71%	—		—
Subordinated debt	22,500	299	5.27%	8,607	151	6.98%

Total interest-bearing liabilities	884,611	3,856	1.73%	821,429	5,107	2.47%
Non-interest-bearing demand deposits	172,257			145,686
Other liabilities	22,602			17,964

Total non-interest-bearing liabilities	194,859			163,650

Total liabilities	1,079,470			985,079
Shareholders’ equity	99,993			93,941

Total liabilities and shareholders’ equity	$1,179,463			$1,079,020

Net interest spread			3.36%			3.47%
Effect of non-interest-bearing sources			0.36%			0.43%

Net interest income/margin on earning assets		$10,442	3.72%		$9,763	3.90%

Tax equivalent adjustment		$112	0.02%		$68	0.03%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2)	Loans include portfolio loans and leases and loans held for sale.

(3)	Investment securities include trading and available for sale.

	For the Nine Months Ended September 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$28,876	$43	0.20%	$4,601	$83	2.41%
Federal funds sold	733	1	0.18%	7,411	135	2.43%
Money market funds	46,860	188	0.54%
Investment securities:
Taxable	119,928	3,253	3.63%	83,906	2,946	4.69%
Tax-exempt	15,258	496	4.35%	7,740	279	4.81%

Total investment securities (3)	135,186	3,749	3.71%	91,646	3,225	4.70%
Loans and leases (1) (2)	894,244	38,977	5.83%	839,041	39,859	6.35%

Total interest earning assets	1,105,899	42,958	5.19%	942,699	43,302	6.14%
Cash and due from banks	11,092			21,487
Allowance for loan and lease losses	(10,375)			(8,455)
Other assets	65,823			61,675

Total assets	$1,172,439			$1,017,406

Liabilities:
Savings, NOW and market rate accounts	$393,915	$2,343	0.80%	$308,590	$2,710	1.17%
IND/IDC deposits	27,373	89	0.43%			%
Wholesale deposits	92,319	1,805	2.61%	140,856	4,540	4.31%
Time deposits	199,429	3,963	2.66%	188,605	5,066	3.59%

Total interest-bearing deposits	713,036	8,200	1.54%	638,051	12,316	2.58%
Borrowed funds	151,265	3,755	3.32%	121,917	151	6.98%
Mortgage payable	1,241	53	5.71%			%
Subordinated debt	19,505	825	5.66%	2,890	3,022	3.31%

Total interest-bearing liabilities	885,047	12,833	1.94%	762,858	15,489	2.71%
Non-interest-bearing demand deposits	168,201			143,933
Other liabilities	22,621			17,946

Total non-interest-bearing liabilities	190,822			161,879

Total liabilities	1,075,869			924,737
Shareholders’ equity	96,570			92,669

Total liabilities and shareholders’ equity	$1,172,439			$1,107,406

Net interest spread			3.25%			3.43%
Effect of non-interest-bearing sources			0.39%			0.51%

Net interest income/margin on earning assets		$30,125	3.64%		$27,813	3.94%

Tax equivalent adjustment		$257	0.03%		$206	0.03%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2)	Loans include portfolio loans and leases and loans held for sale.

(3)	Investment securities include trading and available for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin decreased 18 basis points to 3.72% in the third quarter of 2009 from 3.90% in the same period last year. The interest bearing liability cost decreased in the third quarter of 2009 to 1.73%, a decrease of 74 basis points from 2.47% the third quarter of 2008. This reduction was lower than the earning asset yield decline of 85 basis points during the same comparative period, mainly due to the prime rate declines and competitive pricing by other institutions.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below.

	Year	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
Net Interest Margin Last Five Quarters
3rd Quarter	2009	5.09%	1.73%	3.36%	0.36%	3.72%
2nd Quarter	2009	5.13%	1.94%	3.19%	0.40%	3.59%
1st Quarter	2009	5.37%	2.15%	3.22%	0.40%	3.62%
4th Quarter	2008	5.63%	2.42%	3.21%	0.42%	3.63%
3rd Quarter	2008	5.94%	2.47%	3.47%	0.43%	3.90%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset and Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offering of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of several sources including borrowings from the FHLB-P, FRB discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), IND, IDC and PLGIT.

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

Summary of Interest Rate Simulation

	September 30, 2009
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$2,012	4.67%
+200 basis points	$1,013	2.35%
+100 basis points	$(1,032)	(2.39)%
-100 basis points	$(665)	(1.54)%
-200 basis points	$—	N/A

The interest rate simulation above indicates that the Corporation’s balance sheet as of September 30, 2009 is liability sensitive if rates increase 1%. Liability sensitive means that more liabilities than assets are repricing in that time period resulting in a negative impact on the net interest income. However, a 200 basis point and 300 basis point increase in rates will enhance the Bank’s net interest income. An increase in rates of 100 basis points would reduce the net interest income since deposit rates would increase, but there would be no corresponding increase in interest income on all loan products. This is due to the Bank’s prime rate currently being higher than Wall Street Journal Prime and certain interest rate floors that are in place on consumer lines of credit and other loans. The interest rate simulation is an estimate based on assumptions, which are based in part on past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic times, the reliability of the Corporation’s interest rate simulation model is more uncertain. Actual customer behavior may be significantly different than expected behavior, which could cause an unexpected outcome which might translate into lower net interest income.

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

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of September 30, 2009:

(dollars in millions)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$48.4	$—	$—	$—	$—	$48.4
Money market funds	18.1	—	—	—	—	18.1
Trading securities	5.1	—	—	—	—	5.1
Available for sale securities	33.1	58.8	58.4	18.6	—	169.0
Loans and leases(1)	375.1	90.7	365.6	59.2	—	890.6
Allowance	—	—	—	—	(10.3)	(10.3)
Cash and due from banks	—	—	—	—	9.4	9.4
Other assets	—	—	0.2	0.6	64.5	65.3

Total assets	$479.8	$149.5	$424.2	$78.4	$63.6	$1,195.5

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$33.2	$21.3	$113.5	$—	$—	$168.0
Savings, NOW and market rate	75.6	66.6	235.8	58.3	—	436.3
Time deposits	78.6	89.3	8.4	0.1	—	176.4
IND/IDC deposits	54.1	—	—	—	—	54.1
Wholesale deposits	49.0	5.0	10.7	—	—	64.7
Borrowed funds	12.6	7.8	116.1	10.9	—	147.4
Subordinated debt	22.5	—	—	—	—	22.5
Mortgage payable	0.1	0.1	1.9	—	—	2.1
Other liabilities	—	—	—	—	22.0	22.0
Shareholders’ equity	3.6	10.9	58.3	29.2	—	102.0

Total liabilities and shareholders’ equity	$329.3	$201.0	$544.7	$98.5	$22.0	$1,195.5

Interest earning assets	$474.7	$149.5	$424.0	$77.9	$—	$1,126.1
Interest bearing liabilities	292.5	168.8	372.9	69.3	—	903.5

Difference between interest earning assets and interest bearing liabilities	$182.2	$(19.3)	$51.1	$8.6	$—	$222.6

Cumulative difference between interest earning assets and interest bearing liabilities	$182.2	$162.9	$214.0	$222.6	$—	$222.6

Cumulative earning assets as a % of cumulative interest bearing liabilities	162%	135%	126%	125%

(1)	Loans include portfolio loans and leases and loans held for sale.

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

Asset Quality and Analysis of Credit Risk

Credit quality on the overall loan and lease portfolio remains stable at September 30, 2009 as total non-performing loans and leases of $6.9 million were 78 basis points of total loans and leases. This compares to non-performing loans and leases of $5.8 million or 65 basis points at December 31, 2008. The increase in non-performing loans and leases is primarily attributable to one specific commercial loan relationship which experienced financial difficulties. While the level of non-performing loans and leases has increased from December 31, 2008, the majority of these loans are adequately secured by collateral that can substantially liquidate the associated debt. As of September 30, 2009 the Corporation had OREO valued at $1.5 million which is carried at fair value less cost to sell. Non-performing assets at September 30, 2009 totaled $8.5 million or 71 basis points of total assets, an increase of $2.6 million from $5.8 million in non-performing assets at December 31, 2008. The allowance for loan and lease losses as a percentage of total loans was 1.16% at September 30, 2009 compared with 1.15% at December 31, 2008.

During the third quarter of 2009, the Corporation made refinements, along with changes to estimates of loss in certain asset classes. These changes in estimates and refinements resulted in a lower pre-tax provision for loan and lease losses in the third quarter of 2009 than would have resulted under the previous loss estimates of approximately $750 thousand which equates to $.06 per diluted share (after tax).

In the third quarter of 2009, net charge-offs (excluding leases) were $1.3 million and substantially all related to one commercial loan which experienced financial difficulties. This compares with net charge-offs (excluding leases) of $21 thousand in the third quarter of 2008. On a 2009 year to date basis, net charge-offs (excluding leases) were $2.0 million (which includes $1.3 million relating to the specific non-performing commercial loan mentioned above) compared with $51 thousand in the same period last year.

In the third quarter of 2009, net lease charge-offs totaled $1.1 million compared to $701 thousand in the third quarter of 2008. Management made certain lease underwriting adjustments in 2008 and continued to “tighten” these standards in 2009 to mitigate potential losses, including the reduction of broker relationships, the curtailment of lease originations in certain geographical regions, reductions in the maximum dollar amount of each lease, and changes to equipment categories, and higher credit quality minimum requirements. These adjustments and others have improved overall lease portfolio performance as net charge-offs have declined each quarter since December 31, 2008. Net charge-offs gradually declined from $1.6 million in the fourth quarter of 2008 to $1.1 million in the third quarter of 2009.

Non Performing Assets and Related Ratios

(dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Non-accrual loans and leases	$5,921	$5,303	$1,961
Loans and leases 90 days or more past due	1,013	504	116

Total non-performing loans and leases	6,934	5,807	$2,077
Other non-performing assets	––	—	136
Other real estate owned (“OREO”)	1,521	—	—

Total non performing assets	$8,455	$5,807	$2,213

Troubled debt restructurings	$4,082	$—	$—

Allowance for loan and lease losses to non-performing assets	121.8%	177.9%	407.3%
Allowance for loan and lease losses to non-performing loans and leases	148.5%	177.9%	434.0%
Non performing loans and leases to total portfolio loans	0.78%	0.65%	0.24%
Allowance for loan losses to portfolio loans	1.16%	1.15%	1.03%
Delinquency rate – including nonperforming	1.23%	0.97%	0.35%
Delinquency rate – excluding nonperforming	0.45%	0.32%	0.11%
Net loan and lease charge-offs/average quarterly loans and leases	0.55%	0.71%	0.33%
Non-performing assets to total assets	0.71%	0.50%	0.20%
Period end portfolio loans and leases	$886,479	$899,577	$878,194
Average portfolio loans (quarterly average)	$881,519	$886,793	$864,460
Allowance for loan and lease losses	$10,299	$10,332	$9,014

The provision for loan and lease losses for the quarter ended September 30, 2009 was $2.3 million compared with $1.1 million in the same period last year. The increase of $1.2 million is attributable to higher lease charge-offs and the previously mentioned commercial loan charge-off.

On a year to date basis, the provision for loan and lease losses of $5.6 million is $2.9 million higher than the $2.7 million provision in the same period last year. This increase in the provision is primarily attributable to higher lease charge-offs, the $1.3 million commercial loan discussed previously and slightly higher other loan charge-offs, partially offset by lower estimates of loss in certain asset classes.

Summary of Changes in the Allowance For Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2008
(dollars in thousands)	2009	2008	2009	2008
Balance, beginning of period	$10,389	$8,672	$10,332	$8,124	$8,124
Charge-offs:
Consumer	(12)	(26)	(133)	(63)	(72)
Commercial and industrial	(1,332)	—	(1,583)	—	(4)
Construction	—	—	(382)	—	—
Real estate	—	—	—	—	—
Leases	(1,237)	(770)	(3,988)	(1,942)	(3,540)

Total charge-offs	(2,581)	(796)	5,985	(2,005)	(3,616)
Recoveries:
Consumer	2	5	6	12	28
Commercial and industrial	—	—	—	—	—
Real estate	—	—	—	—	24
Construction	—	—	—	24	—
Leases	184	70	364	161	176

Total recoveries	186	75	370	197	228

Net (charge-offs) / recoveries	(2,395)	(721)	(5,615)	(1,808)	(3,388)
Provision for loan and lease losses	2,305	1,063	5,582	2,698	5,596

Balance, end of period	$10,299	$9,014	$10,299	$9,014	$10,332

NON-INTEREST INCOME

Three months ended September 30, 2009 Compared to the Same Period Ended September 30, 2008

Non-interest income for the third quarter of 2009 was $6.6 million, an increase of $1.3 million or 24.3% over the $5.3 million in the third quarter of 2008. The major factor contributing to the increase in non-interest income was the gain on sale of residential mortgage loans which increased due to strong mortgage refinancing activity and the gain on the sale of investment securities. Mortgage fee revenues in the third quarter of 2009 increased $473 thousand or 164.8% from the same period in 2008. The gain on the sale of investment securities was $848 thousand. There were no gains on the sale of securities in the third quarter of 2008.

Third quarter 2009 Wealth Management revenue of $3.5 million was consistent with Wealth Management revenues during the same period in 2008. Revenues include fees from trust administration, investment management, brokerage, custody and estates. Traditional wealth management revenues were impacted by the significant declines in the financial markets during the latter part of 2008 and the first quarter of 2009 resulting in a decline in the value of such wealth assets. Traditional Wealth assets recovered from a low of $1.42 billion during the first quarter of 2009 to $1.68 billion at September 30, 2009, an increase of approximately $260 million or 18.0% due to an increase in financial market performance. In addition, The Bryn Mawr Trust Company of Delaware, Bryn Mawr Asset Management and Lau Associates contributed approximately $1 billion in Wealth assets as of September 30, 2009.

Non-interest income from residential mortgage operations related to the increase in residential mortgage loans being serviced, the gain on sale of residential mortgage loans due to increased origination activity, the investment trading account income, the gain on sale of investments, and service charges on deposit accounts, increased during the third quarter of 2009 compared to the third quarter 2008.

Nine Months Ended September 30, 2009 Compared to the Same Period Ended September 30, 2008

Non-interest income for the nine months ended September 30, 2009 was $21.9 million, an increase of $5.7 million or 35.3% over the $16.2 million for the nine months ended September 30, 2008. This increase is primarily concentrated in the gain on sale of residential mortgage loans and gain on sale of investments discussed above.

Strong mortgage refinancing activity during the first nine months of 2009 of $256.6 million was the primary reason for the gain on sale of residential mortgage loans increasing $4.2 million to $5.2 million or 424.7% from the same period in 2008. Mortgage originations for the same period in 2008 were $83.4 million. Wealth Management revenues were $434 thousand higher in the nine months ended September 30, 2009 than in the same period in 2008 mainly due to the acquisition of Lau Associates during the third quarter of 2008. The gain on sale of investments for the nine months ended September 30, 2009 increased $1.1 million or 494.6% from the same period in 2008. The Corporation also had a gain of $240 thousand on a trading account as of September 30, 2009. The Corporation did not have a trading account on September 30, 2008.

Components of other operating income for the three months ended September 30, 2009 and the nine months end September 30, 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash management	$55	$183	$285	$533
Other	82	10	347	150
Insurance commissions	104	100	280	274
Commissions and fees	103	83	256	263
Safe deposit rental income	88	82	253	244
Other investment income	11	251	57	336
Rent	57	39	171	121
VISA debit card income	66	57	183	164
Title insurance	(8)	2	355	50

Other operating income	$558	$807	$2,187	$2,135

Cash management fees in 2009 are lower than the corresponding periods in 2008 due to lower overall fund yields and reductions in fees the Bank earns on these accounts. Title insurance revenue is negative for the three months ending September 30, 2009 as a result of the additional costs related to the mortgage origination volume in prior months.

NON-INTEREST EXPENSE

Three months ended September 30, 2009 Compared to the Same Period Ended September 30, 2008

Non-interest expense for the third quarter of 2009 was $10.7 million, an increase of $541 thousand or 5.3% from $10.1 million in the third quarter of 2008. Factors contributing to this increase include a FDIC expense increase of $144 thousand or 119.0% to $265 thousand from $121 thousand in the third quarter of 2008, employee benefit costs increased $300 thousand or 20.6% from the same period in 2008 and an increase of $95 thousand or 104.4% in amortization of mortgage servicing rights from the third quarter of 2008. In addition, expenses associated with mortgage originations increased due to the level of originations. These costs include variable incentive compensation for mortgage originations, credit reports, appraisals and loan pair off fees. Expenses associated with Lau Associates and The Bryn Mawr Trust of Delaware also contributed to this increase.

Salaries and wages in the third quarter of 2009 were $5.3 million, an increase of $44 thousand or less than 1% over the $5.3 million in the third quarter of 2008. This increase was kept at less than 1% due to cost cutting measures and prudent management.

Occupancy expense increased to $893 thousand, a $115 thousand or 14.8% increase from $778 thousand in the third quarter of 2008. This increase is primarily due to the opening of the West Chester Regional Banking Center.

Amortization of mortgage servicing rights increased to $186 thousand in the third quarter of 2009, a $95 thousand or 104.4% increase from $91 thousand in the third quarter of 2008. This is primarily due to higher rate mortgages refinancing during the continued low rate environment.

Professional fees decreased to $419 thousand in the third quarter of 2009, a $7 thousand decrease from $426 thousand in the third quarter of 2008. Other operating expenses of $1.5 million in the third quarter of 2009 were down $88 thousand or 5.7% from the same period a year ago.

Nine Months Ended September 30, 2009 Compared to the Same Period Ended September 30, 2008

Non-interest expense for the nine months ended September 30, 2009 was $34.4 million, an increase of $6.2 million or 22.0% compared to $28.2 million for the same period in 2008. The primary reasons for this increase include: a 15.0% or $2.1 million increase in salaries and wages, a 32.7% or $1.1 million increase in employee benefits mainly due to the decline in the fair value of pension assets, expenses associated with the Corporation’s SERP plan and the cost of the Corporation’s 3% discretionary match to the Corporation’s 401-K Plan, which started in the third quarter of 2008 as a replacement for the Corporation’s frozen Pension Plan. FDIC insurance increased 182.6% or $610 thousand from the same period in 2008. There was an additional $540 thousand increase in the FDIC insurance due to a special assessment charge. The amortization of mortgage servicing rights increased $351 thousand or

122.7% in the nine months ended September 30, 2009 over the same period in 2008 due to higher rate mortgages refinancing during the continued low rate environment and increased professional fees of $197 thousand or 17.8% in the nine months ended September 30, 2009 over the same period in 2008 due in part to the increase in legal fees associated with the collection efforts on the lease portfolio.

Components of other operating expense for the three months ended September 30, 2009 and the nine months ended September 30, 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Other	$446	$372	$1,214	$928
Temporary help & recruiting	73	67	256	303
Loan processing and closing	173	101	855	411
Computer processing	121	139	368	385
Other taxes	223	(13)	672	389
Travel and entertainment	71	106	209	272
Postage	81	79	266	255
Director fees	66	92	254	288
Telephone	65	90	283	248
Acquisition analysis and related costs	85	116	85	116
BOLI expense	—	100	—	100
Contributions	2	244	3	275
Stationary & supplies	61	63	199	194

Other operating expenses	$1,467	$1,556	$4,664	$4,164

Loan processing and closing costs have increased in both periods presented due to the strong mortgage refinancing activity in the first nine months of 2009. Other taxes increased from 2008 due to the delay in the passage of the PA state budget. Effected was the Corporation’s contribution to the Educational Improvement Tax Credit program. This contribution will be adjusted in the fourth quarter of 2009.

INCOME TAXES

Income taxes for the three months ended September 30, 2009 were $1.4 million compared to $1.6 million for the same period in 2008. This represents an effective tax rate of 34.2% for the three months ended September 30, 2009. The effective tax rate was 41.1% for the same period in 2008. Income taxes for the nine months ended September 30, 2009 were $4.1 million compared to $4.6 million for the same period in 2008. This represents an effective tax rate for the nine months ended September 30, 2009 of 34.6% and an effective tax rate of 35.4% for the same period in 2008. For both the quarter and year to date periods, the decrease in the effective tax rate in 2009 when compared to 2008 is due to an increase in the level of tax free income from municipal investments.

The Corporation’s 2007 tax year is being examined in relation to an Internal Revenue Service exam.

BALANCE SHEET ANALYSIS

Total assets were $1.2 billion as of September 30, 2009 an increase of 3.8% or $44.2 million from $1.2 billion at December 31, 2008, as portfolio loans and leases declined $13.1 million or 1.5% while cash and cash equivalents increased $6.9 million. The cash and cash equivalent increase is largely due to growth in core deposits, the receipt of $15.6 million from the BOLI contract surrender and an increase of $10 million in common stock and subordinated debt. In the portfolio of loans and leases there was an increase in commercial mortgages and home equity lines and loans which were offset by management’s decision to reduce the leasing portfolio and construction loan balances due to the economic downturn.

The Corporation’s investment portfolio increased $65.7 million or 60.7% from $108.3 million as of December 31, 2008 to $174.1 million as of September 30, 2009, primarily due to the inflow of deposits during the same time period. The investment portfolio has a target minimum of approximately 10.0% of total assets. As of September 30, 2009 the investment portfolio was 14.6% of total assets up from 9.4% at December 31, 2008. As of September 30, 2009 liquidity remains strong as the Corporation had approximately $44 million in overnight money markets and other short-term investments. As interest rates remain extremely low, the Corporation continues to look for attractive yielding investments while placing a strong emphasis on liquidity without taking unnecessary risks in this recessionary economic environment.

Average portfolio loans and leases for the third quarter of 2009 decreased $5.3 million or less than 1% to $881.5 million compared to $886.8 million in the fourth quarter of 2008.

The table below compares portfolio loans and leases outstanding at September 30, 2009 and December 31, 2008. The table reflects a decrease in total loans and leases of $13.1 million. Residential mortgage balances are lower due to heavy refinancing activity in which a majority of new mortgage originations are being sold, but servicing is being retained. Construction loans have decreased $21.3 million due to repayment of loan balances, loans converting to permanent status and the slowdown of new construction projects by residential home builders. The Corporation decreased its lease portfolio by $7.5 million through a combination of lower originations and net charge-offs. The decrease in the construction and leasing portfolios were by design due to the current economic conditions. The Corporation continues to focus its business development efforts on building banking relationships with local businesses, not-for-profit business and strong credit quality individuals.

	September 30, 2009	December 31, 2009	Change
(dollars in millions)			Dollars	Percentage
Real estate loans:
Consumer loans	$11.4	$8.5	$2.9	34.1%
Commercial and industrial loans	237.4	236.5	0.9	0.4%
Commercial mortgage loans	256.3	249.7	9.6	3.8%
Construction loans	37.2	58.5	(21.3)	(36.4)%
Residential mortgage loans	118.1	132.5	(14.4)	(10.9)%
Home equity lines and loans	174.3	154.6	19.7	12.7%
Leases	51.8	59.3	(7.5)	(12.6)%

Total portfolio loans and leases	$886.5	$899.6	$(13.1)	(1.5)%

Loans held for sale	4.1	3.0	1.1	36.7%
Quarterly average portfolio loans and leases	$882.4	$886.8	$(4.4)	(0.5)%

Total liabilities increased $34.5 million or 3.3% from $1.1 billion as of December 31, 2008 to $1.1 billion as of September 30, 2009. Funding from wholesale sources at September 30, 2009 included $64.7 million in wholesale certificates of deposit, $54.1 million of IND and IDC deposits, $147.4 million in FHLB-P borrowings and $22.5 million of subordinated debt, for a total of $288.7 million at September 30, 2009. This compares with $120.8 million in wholesale certificates, $30.2 million in IND and IDC deposits, $154.9 million in FHLB-P borrowings and $15 million in subordinated debt, for a total of $320.9 million at December 31, 2008. The decrease in total wholesale funding of approximately $32.9 million from December 31, 2008 was primarily due to the maturity of secured wholesale deposits that were not replaced. Average other deposits (total deposits less wholesale deposits) for the third quarter of 2009 increased 13.0% or $89.7 million to $781.5 million compared with $691.8 million at the end of 2008. See the section titled Liquidity for further details on the Corporation’s borrowing capacity and availability from various sources.

The Corporation successfully attracted new core deposit balances in savings, NOW and market rate accounts. As of September 30, 2009 these accounts totaled $436.3 million, an increase of 31.2% from December 31, 2008.

Average deposits for the third quarter of 2009 increased $38.6 million or 4.6% to $883.7 million compared to $845.1 million in the fourth quarter of 2008.

Deposits and borrowings at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008	Change
(dollars in millions)			Dollars	Percentage
Interest bearing demand	$128.5	$135.5	$(7.0)	(5.2)%
Money market	209.6	142.7	66.9	46.9%
Savings	98.2	54.3	43.9	80.8%
IND/IDC deposits	54.1	30.2	23.9	79.1%
Wholesale deposits	64.7	120.8	(56.1)	(46.4)%
Time deposits	176.4	211.5	(35.1)	(16.6)%

Interest-bearing deposits	731.5	695.0	36.5	5.3%
Non-interest bearing deposits	168.0	174.5	(6.5)	(3.7)%

Total deposits	899.5	869.5	30.0	3.5%
FHLB advances	147.4	154.9	(7.5)	(4.8)%
Mortgage payable	2.1	—	2.1	100.0%
Subordinated debt	22.5	15.0	7.5	50.0%

Borrowed funds	172.0	169.9	2.1	1.2%

Total deposits and borrowings	$1,071.5	$1,039.4	$32.1	3.1%

Quarterly average deposits	$883.7	$845.1	$38.6	4.6%
Quarterly average borrowings and subordinated debt	171.1	171.0	0.1	0.1%

Quarterly average deposits and borrowings	$1,054.8	$1,016.1	$38.7	3.8%

Residential Mortgage Segment Activity

(dollars in millions)	3rd Qtr 2009		2nd Qtr 2009		1st Qtr 2009		4th Qtr 2008		3rd Qtr 2008
Residential loans held in portfolio *	$118.1		$120.5		$124.6		$132.5		$127.8
Mortgage originations	35.0		125.1		96.5		25.8		24.1
Mortgage loans sold:
Servicing retained	29.6		112.6		93.1		10.7		6.0
Servicing released	3.5		0.2		1.2		5.8		7.2

Total mortgage loans sold	$33.1		$112.8		$94.3		$16.5		$13.2

Servicing retained %	90.1%		99.8%		98.7%		64.8%		45.3%
Servicing released %	9.9%		0.2%		1.3%		35.2%		54.7%
Loans serviced for others *	$499.5		$490.2		$411.5		$350.2		$353.8
Mortgage servicing rights *	3.8		3.6		2.7		2.2		2.9
Gain on sale of loans	0.8		2.5		1.9		0.3		0.3
Loan servicing and late fees	0.4		0.3		0.3		0.3		0.3
Amortization of MSR’s	0.2		0.3		0.2		0.1		0.1
Impairment (recovery) of MSR’s	0.0		(0.1)		0.2		0.6		0.0
Basis point yield on loans sold (includes MSR income)	230	bp	223	bp	199	bp	178	bp	217	bp

*	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $102.0 million or 8.5% of total assets as of September 30, 2009, compared to $92.4 million or 8.0% of total assets as of December 31, 2008. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2009 and December 31, 2008:

(dollars in millions)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
September 30, 2009:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	$130.7	12.49%	$104.6	10%
Bank	125.6	12.06%	104.2	10%
Tier I Capital to Risk Weighted Assets
Consolidated	97.9	9.36%	62.8	6%
Bank	92.8	8.91%	62.5	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	97.8	8.39%	58.3	5%
Bank	92.8	7.98%	58.1	5%
December 31, 2008:
Total (Tier II) Capital to Risk Weighted Assets
Consolidated	$115.4	11.29%	$102.2	10%
Bank	111.7	10.98%	101.7	10%
Tier I Capital to Risk Weighted Assets
Consolidated	90.0	8.81%	61.3	6%
Bank	86.4	8.49%	61.4	6%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	90.0	8.03%	56.1	5%
Bank	86.4	7.70%	56.1	5%

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

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission a prospectus supplement pursuant to Section 424(b)(2) of the Securities Act (“Prospectus Supplement”) in order to take securities down from the Shelf Registration Statement in connection with a newly established Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan allows both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. A copy of the Plan as filed in our July 20, 2009 424(b)(2) filing can be found under “SEC filings” at our website, www.bmtc.com, by clicking on “About Us” and then “Investor Relations”.

Liquidity

The Corporation has a strong liquidity position as of September 30, 2009. The Corporation’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB-P and FRB, purchasing and issuing wholesale certificates of deposit as its secondary sources.

Unused availability is detailed on the following table:

(dollars in millions)	9/30/09	% Unused	12/31/08	% Unused	$ Change	% Changed
FHLB-P	$263.3	64.1%	$142.6	41.3%	$120.7	84.6%
Federal Reserve Bank of Philadelphia	74.9	100.0%	9.0	100.0%	65.9	730.2%
Fed Funds Lines (7 banks)	75	100.0%	75.0	100.0%	—	—

Total	$413.2	73.7%	$226.6	52.8%	$186.6	82.3%

Availability at the FHLB-P was $263.3 million at September 30, 2009 compared to $142.6 million at December 31, 2008. The increase in unused availability is due to the maturities of borrowings which were not replaced due to strong deposit growth and a collateral evaluation performed by the FHLB-P.

Availability at the FRB was $75 million as of September 30, 2009 compared to $9 million at December 31, 2008. In the first quarter of 2009, the Bank pledged approximately $110 million of commercial and industrial loans to the FRB’s discount window, providing the Bank additional borrowing capacity. The FRB borrowing capacity was reduced by approximately $11 million as of April 27, 2009, as the Federal Reserve reduced the lendable value for collateral purposes of commercial loans from 75% to 65% for all participating banks to reflect economic conditions. Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

As of September 30, 2009 the Corporation held approximately $7.9 million of FHLB-P stock which is included in other assets. As of December 31, 2008 the FHLB-P announced it had voluntarily suspended the payment of dividends and the repurchase of excess capital stock until further notice. The dividend suspension reduces 2009 earnings by approximately $200 thousand with additional capital calls possible. The Corporation’s use of FHLB-P borrowings as a source of funds is effectively more expensive due to the suspension of FHLB-P dividends and the related capital stock redemption restrictions. Third quarter 2009 results for the FHLB-P show a net loss of $40 million primarily due to OTTI charges. Results for the nine month period ending September 30, 2009 show a net loss of $32 million primarily due to OTTI charges. It should be noted that the FHLB-P capital ratios remained above regulatory guidelines. The suspension of dividends and repurchase of excess capital stock will continue until further notice by the FHLB-P.

The Corporation has an Agreement with Promotory Interfinancial Network, LLC to provide up to $60 million of Insured Network Deposits (“IND”) from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The Corporation had approximately $44 million in balances at September 30, 2009 under this program which are classified on the balance sheet as savings and NOW accounts.

On July 6, 2009 the Corporation entered into an agreement with IDC to provide up to $60 million of money market deposits at an agreed upon rate currently at 1.00%. The Corporation had approximately $10 million in balances at September 30, 2009 under this program which are classified on the balance sheet as savings and NOW accounts.

Wholesale funding, which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds (FHLB-P advances, mortgage payable and subordinated debt) of $236.6 million at September 30, 2009 decreased $54.1 million or 18.6% from year end 2008 balances of $290.7 million, primarily due to the Corporation allowing secured wholesale deposits to mature without replacement as cash balances were up, due to strong deposit inflows. Wholesale funding as a percentage of total funding was 26.6% at September 30, 2009 compared to 30.9% at December 31, 2008. The Corporation is constantly evaluating alternative funding sources and different options for increasing core deposits.

The Corporation’s investment portfolio increased $65.7 million or 60.7% to $174.1 million at September 30, 2009 from $108.3 million at December 31, 2008. On September 30, 2009, the fair value of the Corporation’s investment securities portfolio was $173.8 million, $3.0 million or 1.8% above the amortized cost. The Corporation’s investment portfolio is 14.6% of total assets at September 30, 2009 compared to 9.4% of total assets at December 31, 2008. The Corporation’s policy is to keep the investment portfolio at a minimum of approximately 10% of total assets.

Money market fund balances were $27.0 million at September 30, 2009 compared to $5.1 million at December 31, 2008. Most of these funds provide a higher yield than the Federal Reserve and other depository institutions.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2009 were $320.8 million compared to $299.6 million and $307.1 million at December 31, 2008 and September 30, 2008, respectively.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2009 amounted to $19.8 million compared to $20.2 million and $18.2 million at December 31, 2008, and September 30, 2008 respectively.

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

Contractual Cash Obligations of the Corporation as of September 30, 2009:

(In millions)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$604.3	$604.3	$—	$—	$—
Wholesale and time deposits	295.2	276.0	18.8	0.3	0.1
Operating leases	20.8	1.3	2.4	2.0	15.1
Subordinated debt	22.5	—	—	—	22.5
Borrowings	147.4	20.0	92.1	17.1	18.2
Mortgage payable	2.1	0.1	0.1	0.1	1.8
Purchase obligations	4.5	1.5	2.2	0.8	—
Non-discretionary pension contributions	0.1	0.1	—	—	—

Total	$1,096.9	$903.3	$115.6	$20.3	$57.7

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

The Corporation successfully opened its West Chester PA Regional Banking Center on January 2, 2009. The West Chester PA Regional Banking Center is a conveniently located, state-of-the-art 4,000 foot facility with a multi-lane drive-up and twenty-four hour ATM banking and had deposits of $18.9 million on September 30, 2009.

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

On September 29, 2009 the Board of Directors of the FDIC announced it will require insured banks to prepay quarterly risk base assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC states the prepayment will strengthen the cash position of the Deposit Insurance Fund immediately, while allowing the capital impact of deposit insurance assessments to have an impact over time.

The FDIC Board also voted to adopt a uniform 3 basis point increase in assessment rates effective January 1, 2011 and extend the restoration period from seven to eight years.

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

FDIC Temporary Liquidity Program

Announced on October 14, 2008 and amended August 26, 2009, the United States Treasury signed a systematic risk exception to the FDIC Act, to enable the FDIC to temporarily guarantee the non-interest bearing deposit transaction accounts and senior debt of all FDIC-insured institutions and their holding companies. Non-interest bearing deposit transaction accounts under this program will have full insurance coverage guaranteed until June 30, 2010, while all other deposit accounts are covered up to $250,000 through December 31, 2013. In addition, there will be an annualized service charge of 10 basis points on all deposit accounts not covered by the $250,000 limit. The Corporation has decided not to opt out of this coverage. See Part II, Item 1A-Risk Factors, for further details.

The FDIC’s guarantee of newly issued senior debt is for all amounts issued before September 30, 2009 subject to certain limitations. This includes promissory notes, commercial paper, inter-bank funding and any unsecured portion of secured debt. All FDIC insured institutions will be covered immediately under this program for the first thirty days at no charge. Institutions that elect not to opt out of the program will incur an annualized fee of 75 basis points on the amount of debt issued under this program. Coverage will be provided until September 30, 2012. The Corporation decided not to opt out of this program. However, the Corporation had not issued any debt under this program as of September 30, 2009.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors included in the Corporation’s 2008 Annual Report on Form 10-K.

The FDIC Temporary Liquidity Program that authorizes the unlimited guarantee of non-interest bearing deposit transaction accounts was originally scheduled to expire on December 31, 2009, but was extended until June 30, 2010. After the temporary guarantee expires, there could be banking system disruption and deposit movement prior to and on June 30, 2010. If banking system disruption occurs and deposit movement is significant, the Corporation may lose deposits and be required to draw down on its unused borrowing capacity at the FHLB-P, Federal Reserve or correspondent bank fed funds lines. This may result in fewer funds being available to fund earning asset growth, along with the increased costs of any borrowings required as a result of transaction account loss, may cause the Corporation’s net interest income and net income to be lower.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the third quarter of 2009 (1) :

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2009 – July 31, 2009	33	$18.99	—	195,705
August 1, 2009 – August 31, 2009	—	$—	—	195,705
September 1, 2009 – September 30, 2009	33	$—	—	195,705

Total	33	$18.99	—	195,705

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	In July, August and September 2009, 33 shares were purchased by the Corporation’s Deferred Compensation plans through open market transactions by the Corporation’s Wealth Management Division investment personnel.

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

To date, the Corporation has sold a total of 51 shares of common stock under the Shelf Registration Statement through the Plan for an aggregate offering price of $17.995.

A reasonable estimate of the Corporation’s expenses incurred with respect to the Shelf Registration Statement and the Plan from the effective date of the Shelf Registration Statement through September 30, 2009 consists of direct payments to the parties in the amounts indicated below.

(In thousands)
Expenses:
Legal Fees	$63.0
Accounting Fees	19.9

Total	$82.9

A reasonable estimate of the Corporation’s net offering proceeds with respect to the Shelf Registration Statement and the Plan from the effective date of the Shelf Registration Statement through September 30, 2009 is $918, of which 100% has been used for general working capital.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

Exhibit No.	Description and References
10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 9, 2009	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: November 9, 2009	By:	/s/ J. DUNCAN SMITH
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