Form 10-Q/A
period 2009-06-30
BRYN MAWR BANK CORP
filed 2010-01-05
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of Bryn Mawr Bank Corporation (the “Corporation”) amends the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 7, 2009 (the “Original Report”). This Amendment is being filed solely to amend the certifications of the Corporation’s Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 31.1 and 31.2, and Section 906 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 32.1 and 32.2. Specifically, the Corporation is re-filing the 31.1 and 31.2 certifications solely to remove the title of the certifying officer in the first line of the certification, and to remove the word “we” from paragraph 4 of the certification. The Corporation is re-filing the 32.1 and 32.2 certifications solely to change the date of the quarterly report referenced in the initial paragraph of the certification from “June 30, 2008” to “June 30, 2009.”

Other than these changes, the remainder of the document is unchanged from the Original Report. This Amendment does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as required to reflect the changes described in this Explanatory Note.

This Amendment has been signed as of a current date, and includes the amended certifications as Exhibits 31.1, 31.2, 32.1 and 32.2, which are currently dated.

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

Bryn Mawr Bank Corporation

Date: January 5, 2010	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: January 5, 2010	By:	/S/ J. DUNCAN SMITH
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