Form 10-Q/A
period 2009-09-30
BRYN MAWR BANK CORP
filed 2010-01-05
CIK 802681

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of Bryn Mawr Bank Corporation (the “Corporation”) amends the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, originally filed with the Securities and Exchange Commission on November 9, 2009 (the “Original Report”). This Amendment is being filed solely to amend the certifications of the Corporation’s Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 31.1 and 31.2, and Section 906 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 32.1 and 32.2. Specifically, the Corporation is re-filing the 31.1 and 31.2 certifications solely to remove the title of the certifying officer in the first line of the certification, and to remove the word “we” from paragraph 4 of the certification. The Corporation is re-filing the 32.1 and 32.2 certifications solely to change the date of the quarterly report referenced in the initial paragraph of the certification from “September 30, 2008” to “September 30, 2009.”

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