Form 10-K
period 2009-12-31
BRYN MAWR BANK CORP
filed 2010-03-15
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):

Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $159,518,356 on June 30, 2009.

As of March 11, 2010, there were 8,900,051 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2009 (“2009 Annual Report”), as indicated, are incorporated by reference in Parts I, II and IV hereof. Portions of the Definitive Proxy Statement of Registrant filed with respect to the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2010 filed with the Commission pursuant to Regulation 14A (“2010 Proxy Statement”), as indicated, are incorporated by reference in Parts II and III hereof.

•	Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405 and does not admit that it controls the shares of Registrant’s voting stock held by the Trust Department of its bank subsidiary.

Form 10-K

Bryn Mawr Bank Corporation

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 1, 2009.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report and the documents incorporated by reference herein may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words The words “may”, “would”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “plan”, “forecast”, “project” and “believe” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•

the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, the real estate market, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•

results of examinations by the Federal Reserve Board, including the possibility that the Federal Reserve Board may, among other things, require us to increase our allowance for loan losses or to write down assets;

•	changes in accounting requirements or interpretations;

•	changes in existing statutes, regulatory guidance, legislation or judicial decisions that adversely affect our business, including changes in federal income tax or other tax regulations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

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

•	any extraordinary events (such as the September 11, 2001 events, the war on terrorism and the U.S. Government’s response to those events, including the war in Iraq);

•	the Corporation’s need for capital;

•

the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in our investment products in a manner that meets customers’ needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate, sell and service residential mortgage loans;

•

the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, the market value of mortgage servicing rights and various financial assets and liabilities;

•	the Corporation’s ability to retain key members of the senior management team;

•	the ability of key third-party providers to perform their obligations to the Corporation and the Bank;

•	technological changes being more difficult or expensive than anticipated;

•	the Corporation’s success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report and the documents incorporated by reference herein are based upon the Corporation’s beliefs and assumptions as of the date of this Report. The Corporation assumes no obligation to update any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Report or incorporated documents might not occur and you should not put undue reliance on any forward-looking statements.

PART I

ITEM 1.	BUSINESS

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from nine full-service branches and seven Life Care Community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ Global Market (“NASDAQ GM”) under the symbol BMTC.

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

WEBSITE DISCLOSURES

The Corporation makes available, free of charge through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained by logging onto the Corporation’s website at www.bmtc.com and clicking on “About Us,” followed by “Investor Relations.”

OPERATIONS

•	Bryn Mawr Bank Corporation

The Corporation has no active staff as of December 31, 2009. The Corporation holds the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ GM, the SEC and other regulatory agencies.

A complete list of directors and executive officers of the Corporation and the Bank, as of March 1, 2010 is incorporated by reference to the last page of the Corporation’s 2009 Annual Report to Shareholders (“2009 Annual Report”).

The Corporation and its subsidiaries engaged in numerous transactions in 2009 including a private placement of securities, the issuance of subordinated debt to a private investor, the registration of securities on a “shelf” registration statement, and the establishment of a Dividend Reinvestment and Stock Purchase Plan with a Request for Waiver Program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” at page 18 of the 2009 Annual Report for a more complete discussion of these transactions.

The Corporation also entered into an Agreement and Plan of Merger (“Agreement”) on November 3, 2009 with First Keystone Financial, Inc. pursuant to which, subject to certain conditions, First Keystone Financial, Inc. will merge with and into the Corporation and its wholly owned subsidiary, First Keystone Bank, will merge with and into the Bank in a two-step merger (collectively, the “Transaction”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – First Keystone Financial, Inc.” beginning at page 2 of the 2009 Annual Report for additional information about the Agreement and the Transaction. The summaries of the Agreement and Transaction set forth above and in the 2009 Annual Report are qualified in their entirety by the complete text of the Agreement which was attached as Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on November 4, 2009.

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the making of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust administration and other related fiduciary services, custody services, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax services, financial planning and brokerage services. As of December 31, 2009, the market value of assets under management, administration, supervision and asset management/ brokerage by the Bank’s Wealth Management Division was $2.871 billion.

The Bank has expanded its branch footprint by establishing de-novo branch office in Exton, PA in April 2005, relocating the former Wynnewood, PA office to Ardmore, PA in January 2007, and opening the West Chester regional branch office in West Chester, PA on January 2, 2009. The Bank presently has 9 full-service branch offices, plus 7 Life Care Community locations. See the section titled “COMPETITION” later in this item for additional information.

In 2009, BMT Asset Management, a department of the Wealth Management Division of the Bank, was established through the hiring of experienced asset managers in the latter part of June 2009 and has generated $86.6 million in assets under management at December 31, 2009.

At December 31, 2009, the Corporation and its subsidiaries had 254 full time and 26 part time employees, equaling 267 full time equivalent staff.

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

BMTS’ primary market area is located in southeastern Pennsylvania. BMTS is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. BMTS had no employees as of December 31, 2009.

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

BMT Leasing, Inc. (“BMTL”) began operations in September 2006. BMTL is a Delaware corporation registered to do business in Pennsylvania. BMTL is an equipment leasing company servicing customers nationwide from its Bryn Mawr location with an original equipment cost of approximately $18 thousand per lease. BMTL is a wholly owned subsidiary of the Bank and had 8 employees as of December 31, 2009. BMT Leasing employees are included in the Corporation’s employment numbers above.

The Corporation has two operating subsidiaries which provide various services as described below:

•	Lau Associates

Lau Associates LLC, acquired in July of 2008, is a nationally recognized independent, family office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau Associates employed 10 employees as of December 31, 2009. Lau Associates employees are included in the Corporation’s employment numbers. Lau Associates LLC is a wholly owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company of Delaware

The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) began operations as a limited purpose trust company in the fourth quarter of 2008. BMTC-DE is located in Wilmington, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. BMTC-DE employed three full-time employees as of December 31, 2009. BMTC-DE employees are included in the Corporation’s employment numbers. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly owned subsidiary of the Corporation.

SOURCES OF THE CORPORATION’S REVENUE

•	Continuing Operations

The following table shows the percentage of consolidated revenues.

	2009		2008		2007
Interest income on loans, leases and investments	$56,892	66.6%	$57,934	73.0%	$54,218	71.3%
Other banking fees including insurance	6,644	7.8%	5,257	6.6%	5,795	7.6%
Wealth management segment	14,233	16.7%	13,855	17.4%	13,502	17.8%
Mortgage banking segment	7,593	8.9%	2,360	3.0%	2,484	3.3%

Total revenues from continuing operations	$85,362	100.0%	$79,406	100.0%	$75,999	100.0%

See Note 28, Segment Information, in the Notes to the Consolidated Financial Statements located in the 2009 Annual Report for additional information. The Corporation had no discontinued operations in 2007, 2008 or 2009.

STATISTICAL INFORMATION

The statistical information required in this Part I Item I is incorporated by reference to the information appearing in the 2009 Annual Report in the sections captioned Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Financial Statements and related notes.

•	Financial Information About Segments

The financial information concerning the Corporation’s business segments is incorporated by reference to the MD&A of the 2009 Annual Report and Note 28 Segment Information to the financial statements accompanying such Annual Report.

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

The Corporation is able to compete with the other firms because of its consistent level of customer service, excellent reputation, professional expertise, full product line, competitive rates and fees. However, there are several negative factors relative to the Corporation’s ability to compete with large institutions such as its lack of locations, smaller advertising budget, lower technology budget, ability to spread out fixed costs and other lack of scale type disadvantages.

With the acquisition of Lau Associates in July 2008, and the formation of BMTC-DE, the Corporation has expanded into the State of Delaware where it competes for wealth management business. Additionally, BMTC competes on a national level for its leasing customers.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The geographic information required by Item 101(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended, is impracticable for the Corporation to calculate, however, the Corporation does not believe that a material amount of revenues in any of the last three years were attributable to customers outside of the United States, nor does it believe that a material amount of its long-lived assets in any of the past three years were located outside of the United States.

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

The regulations of the Pennsylvania Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s 2009 net income plus its net retained earnings for the previous two years. As of December 31, 2009, this amount was approximately $15.6 million. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

As a bank incorporated under and subject to Pennsylvania banking laws and insured by the FDIC, the Bank must obtain the prior approval of the Department of Banking and the Federal Reserve Board before establishing a new branch banking office. Depending on the type of bank or financial institution, a merger of the Bank with another institution is subject to the prior approval of one or more of the following: the Department of Banking, the FDIC, the Federal Reserve Board and the

Office of the Comptroller of the Currency and any other regulatory agencies having primary supervisory authority over any other party to the merger. An approval of a merger by the appropriate bank regulatory agency would depend upon several factors, including whether the merged institution is a federally insured state bank, a member of the Federal Reserve System, or a national bank. Additionally, any new branch expansion or merger must comply with branching restrictions provided by state law. The Pennsylvania Banking Code permits Pennsylvania banks to establish branches anywhere in the state.

•	Deposit Insurance Assessments

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk based deposit premium assessment system, under which the amount of FDIC assessments paid by an individual insured depository institution, such as the Bank, is based on the level of risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios. Pursuant to the Federal Deposit Insurance Act, the FDIC has authority and the responsibility to establish deposit insurance assessments at rates sufficient to maintain the designated reserve ratio of the Deposit Insurance Fund at a level between 1.15% and 1.5% of estimated insured deposits, and to take action to restore the designated reserve ratio to at least 1.15% of estimated insured deposits when it falls below that level. As of June 30, 2008, the designated reserve ratio fell below 1.15%, to 1.01%. On October 7, 2008, the FDIC established a restoration plan which is has updated periodically since then to respond to deteriorating economic conditions. Conditions in the banking industry have continued to deteriorate through 2008 and 2009. According to the FDIC’s Quarterly Banking Profile for the Fourth Quarter 2009, as of December 30, 2009 the designated reserve ratio had fallen to (0.39%), down from (0.16%) on September 30, 2009, and 0.36% as of December 31, 2008. The FDIC reports that the December 31, 2009 reserve ratio is the lowest on record for a combined bank and thrift insurance fund. In response to the declining reserve ratio, the FDIC took a series of extraordinary deposit insurance assessment actions during 2009.

Effective for the second quarter of 2009, the FDIC adopted changes to its base and risk-based deposit insurance rates. Pursuant to the new rules, a bank’s annual assessment base rates were as follows, depending on the bank’s risk category:

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

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution did not exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The assessment, in the amount of $547 thousand was accrued at June 30, 2009 and paid on December 30, 2009 by the Bank.

As of December 31, 2009 the Bank had an assessment rate of 12.2 basis points. The Bank’s estimated 2010 FDIC insurance cost projection is approximately $1.3 million excluding any impact of the FKF merger.

On September 29, 2009, the FDIC adopted a uniform three-basis point increase in the assessment rates shown above, effective on January 1, 2011, and on November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment was collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid assessment, each institution’s assessment rate was its total base assessment rate in effect on September 30, 2009. In calculating the prepayment attributable to 2011 and thereafter, it is calculated using the September 29, 2009 increase in 2011 base assessment rates. In addition, future deposit growth was reflected in the prepayment by assuming that an institution’s third quarter 2009 assessment base would be increased quarterly at a 5 percent annual growth rate through the end of 2012. The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009. In announcing these initiatives, the FDIC stated that, while the prepaid assessment would not immediately affect bank earnings, each institution would record the entire amount of its prepaid assessment as a prepaid expense asset as of December 30, 2009, the date the payment was made and, as of December 31, 2009 and each quarter thereafter, record an expense or charge to earnings for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, institutions would resume paying and accounting for quarterly deposit insurance assessments as they currently do. The total amount of the Bank’s deposit insurance assessment prepayment was $4.5 million.

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the fourth quarter of 2009 was an annual rate of .01 basis points, which resulted in approximately $90 thousand FICO assessment payment by the Bank in 2009.

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

•	Capital Adequacy

Federal and state banking laws impose on banks certain minimum requirements for capital adequacy. Federal banking agencies have issued certain “risk-based capital” guidelines, and certain “leverage” requirements on member banks such as the Bank. By policy statement, the Banking Department also imposes those requirements on the Bank. Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

Minimum Capital Ratios. The risk-based guidelines require all banks to maintain two “risk-weighted assets” ratios. The first is a minimum ratio of total capital (“Tier 1” and “Tier 2” capital) to risk-weighted assets equal to 8.00%; the second is a minimum ratio of “Tier 1” capital to risk-weighted assets equal to 4.00%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

The risk-based capital rules also account for interest rate risk. Institutions with interest rate risk exposure above a normal level would be required to hold extra capital in proportion to that risk. A bank’s exposure to declines in the economic value of its capital due to changes in interest rates is a factor that the banking agencies will consider in evaluating a bank’s capital adequacy. The rule does not codify an explicit minimum capital charge for interest rate risk. The Corporation currently monitors and manages its assets and liabilities for interest rate risk , and believes its interest rate risk practices are prudent and are in-line with industry standards. The Corporation is not aware of any new or proposed rules or standards relating to interest rate risk that would materially adversely affect our operations.

The “leverage” ratio rules require banks which are rated the highest in the composite areas of capital, asset quality, management, earnings, liquidity and sensitivity to market risk to maintain a ratio of “Tier 1” capital to “adjusted total assets” (equal to the bank’s average total assets as stated in its most recent quarterly Call Report filed with its primary federal banking regulator, minus end-of-quarter intangible assets that are deducted from Tier 1 capital) of not less than 3.00%. For banks which are not the most highly rated, the minimum “leverage” ratio will range from 4.00% to 5.00%, or higher at the discretion of the bank’s primary federal regulator, and is required to be at a level commensurate with the nature of the level of risk of the bank’s condition and activities.

For purposes of the capital requirements, “Tier 1” or “core” capital is defined to include common stockholders’ equity and certain noncumulative perpetual preferred stock and related surplus. “Tier 2” or “qualifying supplementary” capital is defined to include a bank’s allowance for loan and lease losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain “hybrid capital instruments” and certain term subordinated debt instruments.

Prompt Corrective Action. Federal banking law mandates certain “prompt corrective actions,” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership. The Bank is currently regarded as “well capitalized” for regulatory capital purposes. See Note 25-D in the 2009 Annual Report for more information regarding the Bank’s and Corporation’s regulatory capital ratios.

•	Gramm-Leach Bliley Act

The Gramm-Leach-Bliley Act (“GLB Act”) repealed provisions of the Glass-Steagall Act, which prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The GLB Act amended the Glass-Steagall Act to allow new “financial holding companies” (“FHC”) to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLB Act amends section 4 of the Act in order to provide for a framework for the engagement in new financial activities. Bank holding companies may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity. Bank holding companies may engage in financial activities without prior notice to the Federal Reserve Board if those activities qualify under the new list in section 4(k) of the Act. However, notice must be given to the Federal Reserve Board, within 30 days after the FHC has commenced one or more of the financial activities. The Corporation has not elected to become an FHC at this time.

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) addresses, among other matters, increased disclosures; audit committees; certification of financial statements by the principal executive officer and the principal financial officer; evaluation by management of our disclosure controls and procedures and our internal control over financial reporting; auditor reports on our internal control over financial reporting; forfeiture of bonuses and profits made by directors and senior officers in the twelve (12) month period covered by restated financial statements; a prohibition on insider trading during Corporation stock blackout periods; disclosure of off-balance sheet transactions; a prohibition applicable to companies, other than federally insured financial institutions, on personal loans to their directors and officers; expedited filing of reports concerning stock transactions by a company’s directors and executive officers; the formation of a public accounting oversight board; auditor independence; and increased criminal penalties for violation of certain securities laws.

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

FDIC assessments will negatively impact earnings

The FDIC has adopted rules requiring banks to prepay their estimated quarterly risk-based federal deposit insurance assessments for all of 2010, 2011 and 2012. On September 29, 2009, the FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. The FDIC has authority to increase regular deposit insurance assessments or impose additional special or emergency assessments if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio. The recent increase in assessment rate and any additional assessments would likely have a continued adverse effect on our operating expenses and results of operations. The Corporation cannot predict what insurance assessment rates will be in the future.

Risk of disruption in deposit movement

The FDIC Temporary Liquidity Guaranty Program (“TLGP”) that authorizes the unlimited guarantee of non-interest bearing deposit transaction accounts was originally scheduled to expire on December 31, 2009, but was extended until June 30, 2010. After the temporary guarantee expires, there could be banking system disruption and deposit movement prior to and on June 30, 2010. If banking system disruption occurs and deposit movement is significant, the Corporation may lose deposits and be required to draw down on its unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh (“FHLB-P”), Federal Reserve or correspondent bank fed funds lines. This may result in fewer funds being available to fund earning asset growth, along with the increased costs of any borrowings required as a result of transaction account loss, may cause the Corporation’s net interest income and net income to be lower.

Federal Home Loan Bank of Pittsburgh continues not to pay dividends nor repurchase capital stock

On December 23, 2008, the FHLB-P announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB-P expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other than temporary impairment charges, and constrained access to debt markets at attractive rates. Capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB-P, but no repurchases will take place until further notice. As of December 31, 2009, the Corporation held $7.9 million of FHLB-P capital stock.

The steadiness of other financial institutions could have detrimental effects

Routine funding transactions may be adversely affected by the actions and soundness of other financial institutions. Financial service institutions are interrelated as a result of trading, clearing, lending, borrowing or other relationships. Transactions are executed on a daily basis with different industries and counterparties, and routinely executed with counterparties in the financial services industry. As a result, a rumor, default or failures within the financial services industry could lead to market-wide liquidity problems which in turn could materially impact the financial condition of the Corporation.

Financial turmoil may increase other-than-temporary-impairment (“OTTI”) charges

Due to the ongoing economic crisis, there has been a rise in OTTI charges taken by institutions, as the fair market values of many investment securities have fallen below their amortized cost basis. The increasing duration of unrealized losses on these securities brought about heightened scrutiny by banks, auditors, and outside examiners on whether write-downs were necessary. If the Corporation’s OTTI charges result in it falling below the “well capitalized” regulatory requirement, the Corporation may need to raise additional capital.

The Corporation may need to raise additional capital in the future and such capital may not be available when needed or at all

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations and may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. In the absence of wholesale funding sources, the Corporation may turn to additional subordinated debt and/or other transactions that might be available, including the TLGP. We cannot assure you that such capital will be available to us on acceptable terms or at all. If the Corporation is unable to generate sufficient additional capital though its earnings, or other sources, it would be necessary to slow earning asset growth and or pass up possible acquisition opportunities, which may result in a reduction of future net income growth. Further, an inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Sufficient funding to support earning asset growth

The Corporation recognizes the need to grow both wholesale and non-wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been funded with various forms of wholesale funding which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2009 represents approximately 21.5% of total funding compared with approximately 30.9% at December 31, 2008 and 19.5% at December 31, 2007. Wholesale funding generally costs more than deposits generated from the Corporation’s traditional branch system and is subject to certain practical limits such as the FHLB-P’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

In the absence of wholesale funding sources, the Corporation might need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans or leases. This in turn might reduce future net income of the Corporation.

The amount loaned to us is generally dependant on the value of the collateral pledged and the Corporation’s financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns, or if further disruptions in the capital markets occur. Any change or termination of our borrowings from the FHLB-P, the Federal Reserve or correspondent banks would have an adverse affect on our liquidity and profitability.

On February 27, 2009 the FDIC finalized its risk based assessment rules for ongoing assessments. These new rules include certain upward adjustments in the base assessment rate for rapid growth and use of wholesale funding. These new ongoing assessment rules effectively increase the cost of wholesale funding above certain levels in the form of increased FDIC assessments.

The capital and credit markets remain volatile

The capital and credit markets have been experiencing volatility and disruption for the past few years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. If levels of market disruption and volatility worsen, we could experience a material adverse effect on our business, financial condition and results of operations and/or our ability to access capital. Several factors could cause the market price for our common shares to fluctuate substantially in the future, including without limitation:

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

Market conditions have adversely affected the financial services industry

Declines in the housing market over the past few years, with falling home prices and increasing foreclosures, coupled with a rising unemployment rate, have resulted in write-downs of asset values by financial institutions throughout the country. These write-downs include asset-backed securities, credit default swaps and other derivative securities. Reflecting concern about the stability of the financial markets and the strength of many financial institutions, lenders have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit could lead to continual elevated levels of commercial and consumer delinquencies, the abundance of merger and acquisition activity, failures of financial institutions and a reduction of general business activity and related revenues.

Political gridlock at state and federal levels

The inability of our federal and state governments to control spending and borrowing, and the resulting record deficits, does not bode well for the future economic growth of our Country and the Commonwealth of Pennsylvania. Unless the problem of the escalating costs of governmental entitlement programs, unfunded spending and growing deficits, are brought under control, we may experience large tax increases, higher interest rates, reduced government services and much slower growth in the coming years, resulting in lower net income to the Corporation.

Previously enacted and potential future legislation, including legislation to reform the U.S. financial regulatory system, could adversely affect our business

Market conditions have resulted in creation of various programs by the United States Congress, the Treasury, the Federal Reserve and the FDIC that were designed to enhance market liquidity and bank capital. As these programs expire, are withdrawn or reduced, the impact on the financial markets, banks in general and their customers is unknown. This could have the effect of, among other things, reducing liquidity, raising interest rates, reducing fee revenue, limiting the ability to raise capital, all of which could have an adverse impact on the financial condition of the Corporation.

Additionally, the federal government is considering a variety of other reforms related to banking and the financial industry including, without limitation, efforts to deal with home foreclosures, financial regulatory reforms, and reform of consumer regulatory guidelines. There can be no assurance as to whether or when any of the proposed reforms will be enacted into legislation and, if adopted, what the final provisions of such legislation will be. New legislation and regulatory changes could impose potentially significant additional costs on us, require us to change certain of our business practices, adversely affect our ability to pursue business opportunities we might otherwise consider engaging in, cause business disruptions and/or have other impacts that are as-of-yet unknown to the Corporation and its subsidiaries.

Accounting standards periodically change and the application of our accounting policies and methods may require the Corporation to make estimates about matters that are uncertain

The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

In addition, the Corporation must exercise judgment in appropriately applying many of our accounting policies and methods so they comply with generally accepted accounting principles. In some cases, the Corporation may have to select a particular accounting policy or method from two or more alternatives. In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in our reporting materially different amounts than would have been reported if we had selected a different policy or method. Accounting policies are critical to fairly presenting our financial condition and results of operations and may require the Corporation to make difficult, subjective or complex judgments about matters that are uncertain.

Rapidly changing interest rate environment could reduce the Corporation’s net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of the Corporation. As interest rates change, net interest income is affected. Rapidly changing interest rates in the future could result in interest expense increasing faster than interest income because of divergence in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration by the Wealth Management Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A of the 2009 Annual Report for additional details regarding interest rate risk.

Provision for loan and lease losses and level of non-performing loans

All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously loaned. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents the Corporation’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of the Corporation, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects the Corporation’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different than those of the Corporation. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

The design of the allowance for loan loss methodology is a dynamic process that must be responsive to changes in environmental factors. Accordingly, at times the allowance methodology may be modified in order to incorporate changes in various factors including, but not limited to, levels and trends of delinquencies and charge-offs, trends in volume and types of loans, national and economic trends and industry conditions.

The Corporation’s controls and procedures may fail or be circumvented

The Corporation diligently reviews and updates the its internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any failure or undetected circumvention of these controls could have a material adverse impact on our financial condition and results of operations.

Decreased residential mortgage origination, volume and pricing decisions of competitors

The Corporation originates, sells and services residential mortgage loans. Changes in interest rates and pricing decisions by our loan competitors affect demand for the Corporation’s residential mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, ultimately reducing the Corporation’s net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which the Corporation utilizes to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

The Corporation’s performance and financial condition may be adversely affected by regional economic conditions and real estate values

The Bank’s loan and deposit activities are largely based in eastern Pennsylvania. As a result, the Corporation’s consolidated financial performance depends largely upon economic conditions in this eastern Pennsylvania region. This region has experienced deteriorating local economic conditions during 2008 and 2009, and a continued downturn in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of our loans are secured by real property. If there is further decline in real estate values, the collateral for the Corporation’s loans will provide less security. As a result, the Corporation’s ability to recover on defaulted loans by selling the underlying real estate will be diminished, and the Bank will be more likely to suffer losses on defaulted loans.

Additionally, a significant portion of the Corporation’s loan portfolio is invested in commercial real estate loans. Often in a commercial real estate transaction, repayment of the loan is dependent on rental income. Economic conditions may affect the tenant’s ability to make rental payments on a timely basis, and may cause some tenants not to renew their leases, each of which may impact the debtor’s ability to make loan payments. Further, if expenses associated with commercial properties increase dramatically, the tenant’s ability to repay, and therefore the debtor’s ability to make timely loan payments, could be adversely affected.

All of these factors could increase the amount of the Corporation’s non-performing loans, increase its provision for loan and lease losses and reduce the Corporation’s net income.

Leasing business transactions may result in additional risks not previously experienced by the Corporation

The Corporation’s leasing business which began operations in September 2006, consists of nation-wide leasing various types of equipment to businesses with an average original equipment cost of $18 thousand per lease. Continued economic sluggishness may result in higher credit losses than we would experience in our traditional lending business, as well as potential increases in state regulatory burdens such as state income taxes, personal property taxes and sales and use taxes.

A continued general economic slowdown could further impact Wealth Management Division revenues

A continued general economic slowdown could decrease the value of Wealth Management Division assets under management and administration resulting in lower fee income, and clients potentially seeking alternative investment opportunities with other providers, which resulting in lower fee income to the Corporation.

Our ability to realize our deferred tax asset may be reduced, which may adversely impact results of operations

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, the Corporation may incur a charge to earnings.

The Corporation is subject to environmental liability risk associated with lending activities

A significant portion of our loan portfolio is secured by real property. In the course of our business, we may own or foreclose and take title to real estate and could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. If we were to become subject to significant environmental liabilities, it could have a material adverse effect on our results of operations and financial condition.

The Corporation is subject to certain risks in connection with its use of technology

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. While we have established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could deter customers from using our web site and our online banking service, which involve the transmission of confidential information. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource certain of our data processing to third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure, interruption, or breach of security could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.

The Corporation is subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, results of operations and financial condition.

Potential acquisitions, including the pending mergers of First Keystone Financial, Inc. into the Corporation and First Keystone Bank into the Bank, may disrupt the Corporation’s business and dilute shareholder value

We regularly evaluate opportunities to strengthen our current market position by acquiring and investing in banks and in other complementary businesses, or opening new branches. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity.

Our acquisition activities, including the pending mergers of First Keystone Financial, Inc. into the Corporation and First Keystone Bank into the Bank, could involve a number of additional risks, including the risks of:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in the Corporation’s attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	the time and expense required to integrate the operations and personnel of the combined businesses;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of an acquisition that is poorly received; and

•	risk of significant problems relating to the conversion of the financial and customer data of the entity being acquired into the Corporation’s financial and customer product systems.

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions. Our inability to overcome these risks could have an adverse effect on our levels of reported net income, ROE and ROA, and our ability to achieve our business strategy and maintain our market value.

Attractive acquisition opportunities may not be available to us in the future

We may not be able to sustain a positive rate of growth or be able to expand our business. We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals for a transaction, including the First Keystone Transaction, we will not be able to consummate such transaction which we believe to be in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Other factors, such as economic conditions and legislative considerations, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.

The financial services industry is very competitive

The Corporation faces competition in attracting and retaining deposits, making loans, and providing other financial services such as trust and investment management services throughout the Corporation’s market area. The Corporation’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, registered investment advisors, financial planning firms, leasing companies, government-sponsored enterprises, on-line banking enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than the Corporation. This is especially evident in regards to advertising and public relations spending. For a more complete discussion of our competitive environment, see “Business—Competition” in Item 1 above. If the Corporation is unable to compete effectively, the Corporation may lose market share and income from deposits, loans, and other products may be reduced.

Additionally, increased competition among financial services companies due to consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may adversely affect our ability to market our products and services.

The Corporation’s common stock is subordinate to all of our existing and future indebtedness; regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock; and we are not limited on the amount of indebtedness we and our subsidiaries may incur in the future

Our common stock ranks junior to all indebtedness, including our outstanding subordinated debentures, and other non-equity claims on the Corporation with respect to assets available to satisfy claims on the Corporation, including in a liquidation of the Corporation. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of our common stock, dividends are payable only when, as and if authorized and declared by our Board of Directors and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board of Directors deems relevant. Under Pennsylvania law we are subject to restrictions on payments of dividends out of lawfully available funds. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

In addition, we are not limited by our common stock in the amount of debt or other obligations we or our subsidiaries may incur in the future. Accordingly, we and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to our common stock or to which our common stock will be structurally subordinated.

There may be future sales of additional common stock or other dilution of our equity, which may adversely affect the market price of our common stock

We are not restricted from issuing additional common stock or other securities. Additionally, our shareholders may in the future approve the authorization of additional classes or series of stock which may have distribution or other rights senior to the rights of our common stock, or may be convertible into or exchangeable for, or may represent the right to receive, common stock or substantially similar securities. The future issuance of shares of our common stock or any other such future equity classes or series could have a dilutive effect on the holders of our common stock. Additionally, the market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or any future class or series of stock in the market or the perception that such sales could occur.

Additional risk factors also include the following all of which may reduce revenues and/or increase expenses and/or pull the Corporation’s attention away from core banking operations which may ultimately reduce the Corporation’s net income:

•	Inability to hire or retain key professionals, management and staff;
•	Changes in securities analysts estimates of financial performance;
•	Volatility of stock market prices and volumes;
•	Rumors or erroneous information;
•	Changes in market values of similar companies;
•	New developments in the banking industry;
•	Variations in quarterly or annual operating results;
•	New litigation or changes in existing litigation;
•	Regulatory actions;
•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

In addition, as part of the Bryn Mawr office complex (“Main Office”), the Corporation occupies three buildings across the street from the Main Office. These buildings house the finance/accounting, marketing, other administrative functions and the Corporation’s Wealth Division. The surplus space in these buildings is sublet to several tenants on short term leases. The Corporation leases two of these buildings and owns the third building.

The Corporation’s operations center and Wayne branch office are located in a three story building owned by the Corporation and located in Wayne, PA, approximately 6 miles from the Main Office complex. In 2008, the Corporation purchased a 3,700 square foot property at 322 East Lancaster Avenue, Wayne, PA. This building is adjacent to the Corporation’s Wayne building which houses the Wayne branch and the Corporation’s operation center. Acquiring this property will provide additional space for the Corporation to expand its operations center, while continuing to offer a portion of this property for lease.

Additionally, the Corporation and its subsidiaries own or lease nine branch office facilities and seven Life Care Community offices. The Corporation owns five of its branch locations and has long term ground leases on its most recently established branches. All of the life care community office locations are leased under various terms ranging from month to month up to five years.

The total minimum cash lease payments for office, branch office (including ground leases) and life care community locations amounts to $104 thousand per month.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the NASDAQ Global Market under the symbol BMTC.

•	Price Range of Shares

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Price Range of Shares” on page 56 of the 2009 Annual Report.

•	Comparison of Cumulative Total Return Chart

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Comparison of Cumulative Total Returns” on page 57 of the 2009 Annual Report.

•	Equity Compensation Plan Information

The information required by this Item 5 relating to common stock that may be issued upon the exercise of options under the Corporation’s Stock Option Plans as of December 31, 2009 is incorporated by reference to the information appearing under the caption “Proposal 3 – To Approve the Adoption of the Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan – Equity Compensation Plan Information” at page 58 in the 2010 Proxy Statement. Additional information regarding the Corporation’s stock option plans can be found at Note 18 – “Stock Option Plan” in the accompanying Notes to Consolidated Financial Statements found in the 2009 Annual Report and such information is incorporated herein by reference thereto.

We have agreed to pay, and our non-employee independent directors have agreed to accept, payment of their annual $12,500 retainer compensation in the form of our common stock, payable in April of each year at the market value of the stock on the day prior to the day of payment. If all of the Corporation’s non-employee independent directors, including the directors elected at the Annual Meeting, continue this compensation arrangement for their 2010-2011 terms as directors, it is estimated, based on the $15.09 per share market price of the stock on December 31, 2009, that such directors, as a group, will receive a total of 5,799 shares of our common stock as retainer compensation.

•	Issuers Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2009:

Shares Repurchased in the 4th Quarter of 2009 were as follows: (1)

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1, 2009 – Oct. 31,2009	37	$17.21	—	195,705
Nov. 1, 2009 – Nov. 30, 2009	—	—	—	195,705
Dec. 1, 2009 – Dec. 31, 2009	—	—	—	195,705

Total	37	$17.21	—	195,705

Notes to these tables:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	In October, November and December 2009, 37 shares were purchased by the Corporation’s Deferred Compensation Plans through open market transactions by the Corporation’s Wealth Management Division investment personnel.

•	Dividends Declared

The following table indicates the frequency and amount of all cash dividends declared on the Corporation’s common stock for the past two fiscal years.

Quarter ended	Dividend Declared

December 31, 2009	$0.14
September 30, 2009	0.14
June 30, 2009	0.14
March 31, 2009	0.14

December 31, 2008	$0.14
September 30, 2008	0.14
June 30, 2008	0.13
March 31, 2008	0.13

•	Use of Proceeds from Registered Securities

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

To date, the Corporation has sold a total of 81,641 shares of common stock under the Shelf Registration Statement through the Plan for an aggregate offering price of $14.543.

A reasonable estimate of the Corporation’s expenses incurred with respect to the Shelf Registration Statement and the Plan from the effective date of the Shelf Registration Statement through September 30, 2009 consists of direct payments to the parties in the amounts indicated below.

Expenses:	(In Thousands)

Legal Fees	$94.8

Accounting Fees	$19.9

Total	$114.7

A reasonable estimate of the Corporation’s net offering proceeds with respect to the Shelf Registration Statement and the Plan from the effective date of the Shelf Registration Statement through December 31, 2009 is $1.1 million, of which 100% has been used for general working capital.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial Data” in the financial section of the 2009 Annual Report as well as information related to accounting changes found under the caption “New Accounting Pronouncements” at Note 1 Item X of the 2009 Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

The information required by this Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the financial section of the 2009 Annual Report.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is incorporated by reference to information appearing in the MD&A Section of the 2009 Annual Report, more specifically in the sections entitled “Net Interest Income”—Rate Volume Analysis of Interest Rates and Interest Differential, Net Interest Income and Net Interest Margin—2009 Compared to 2008, and—2008 Compared to 2007, Net Interest Margin Over the Last Five Quarters, Interest Rate Sensitivity, Summary Interest Rate Simulation, and Gap Report; “Provision for Loan and Lease Losses”—General Discussion of the Allowance for Loan and Lease Losses, Asset Quality and Analysis of Credit Risk, Non-Performing Assets and Related Ratios as of December 31, Summary of Changes in the Allowance of Loan and Lease Losses, Allocation of Allowance for Loan and Lease Losses; “Non-Interest Income”; “Non-Interest Expense”; “Income Taxes”; “Balance Sheet Analysis”; “Discussion of Segments”; “Capital”; “Liquidity”; “Off Balance Sheet Risk”; “Contractual Cash Obligation of the Corporation as of December 31, 2009”; and “Other Information”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the auditor’s report thereon and supplementary data required by this Item 8 are incorporated by reference to the financial section of the 2009 Annual Report.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Principal Financial Officer, J. Duncan Smith, CPA, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2009, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

•	Changes in Internal Control over Financial Reporting

As of the date of this Report, there have not been any significant changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, we have incorporated a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our independent registered public accounting firm, KPMG LLP (“KPMG”), also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and KPMG’s attestation report are incorporated herein by reference to our 2009 Annual Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Corporation and Committees of the Corporation’s Board of Directors is incorporated by reference to the 2010 Proxy Statement from pages 3 to 19.

Each member of the Audit Committee is independent and financially literate as defined by NASDAQ GM. The Board of Directors of the Corporation has determined that Scott M. Jenkins and Britton H. Murdoch are financial experts as defined by SEC regulations.

The Boards of Directors of the Corporation and the Bank have each determined that all of its members are independent and meet the independence requirements of the NASDAQ GM, except for Frederick C. Peters, II and Francis J. Leto. Because Mr. Peters is the President and Chief Executive Officer of the Corporation and the Bank, he is not independent. Mr. Peters also serves as Chairman of the Corporation and the Bank. Mr. Leto became a non-independent member of the Board of Directors as of January 20, 2009 when he assumed the position of Executive Vice President of the Bank and head of the Wealth Management Division.

•	Executive Officers of the Corporation and the Bank

Below is certain information with respect to the executive officers of the Corporation and Bank as of March 1, 2009:

NAME	AGE AS OF MARCH 1, 2010	OFFICE WITH THE CORPORATION AND/OR BANK
Frederick C. Peters II	60	President and Chief Executive Officer and Chairman of Corporation and Bank

J. Duncan Smith, CPA	51	Treasurer and Principal Financial Officer of Corporation and Executive Vice President, Treasurer & Principal Financial Officer of Bank

Alison E. Gers	52	Executive Vice President of Bank – Community Banking Division, Marketing, Technology and Information, Services and Operations

Joseph G. Keefer	51	Executive Vice President of Bank - Chief Lending Officer

Robert J. Ricciardi	61	Secretary of Corporation and Executive Vice President, Secretary and Chief Credit Policy Officer of the Bank

Francis J. Leto	50	Executive Vice President of Bank – Wealth Management Division

Matthew G. Waschull	48	Executive Vice President of Bank; President and Chief Operating Officer – The Bryn Mawr Trust Company of Delaware

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

•

Mr. Smith was employed by the Corporation in April 2005 as Treasurer and Principal Financial Officer of the Corporation and as Executive Vice President, Treasurer and Principal Financial Officer of the Bank. From March 1993 through March 2005, Mr. Smith was the Principal Accounting Officer for First Chester County Corporation which is headquartered in West Chester, PA. During his tenure at First Chester County Corporation he held a variety of positions, the last of which was Executive Vice President and principal financial officer.

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

•

Mr. Leto has been Executive Vice President and head of the Bank’s Wealth Management Division, since January 20, 2009, and has served as a member of the Corporation’s and the Bank’s Boards of Directors since 2002. Previously, Mr. Leto served as General Counsel for Lifestyle Development, LP from October 2007 to January 2009; of Counsel for Brett Senior & Associates from April 2006 to January 2009; a partner in the law firm of Celli and Leto, LLP from January 1995 to March 2006; and President, Brandywine Abstract Company, L.P. from May 1988 to January 2009.

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

The Corporation has adopted a Code of Business Conduct and Ethics (the “Code”) which amended, restated and combined into one code its Code of Ethics for Officers and Directors and its Employee Code of Ethics. The Code is available on the Corporation’s website at www.bmtc.com by clicking “About Us” followed by “Investor Relations” and “Governance Documents,” and printed copies are available to any shareholder upon request. The Code meets the requirements for a code of ethics for the Corporation’s Chief Executive Officer, Principal Financial Officer and Comptroller or persons performing similar functions under Item 406 of Regulation S-K of the SEC. Any amendments to the Code, or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC.

The information with respect to compliance with Section 16 of SEC Exchange Act of 1934 is incorporated by reference to the 2010 Proxy Statement at page 46.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for Item 11 is incorporated by reference to the executive compensation section and the Corporations’ compensation committee report section of the 2010 Proxy Statement at pages 19 to 45.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 is incorporated by reference to Item 5, Page 18 of the 2009 Form 10-K and to the sections titled “Security Ownership of Certain Beneficial Owners” and “Proposal 3 – To Approve the Adoption of the Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan – Equity Compensation Plan Information” of the 2010 Proxy Statement at pages 7 and 58, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions With Related Persons” and “Corporate Governance – Director Independence” the 2010 Proxy Statement at pages 46 and 9, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the 2010 Proxy Statement at page 49.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) — The following items are incorporated by reference to the 2009 Annual Report, attached hereto as Exhibit 13.1 (see table of contents on cover of 2009 Annual Report for specific page references):

Report of Independent Registered Public Accounting Firm, KPMG LLP

Consolidated Financial Statements and related Notes

Quarterly Results of Operations

Item 15(a)(2) — Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

Item15(a)(3) — Exhibits

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

Exhibit No.	Description and References
10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

13.1	Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit No.	Description and References
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2010 Annual Meeting to be held on April 28, 2010, expected to be filed with the Securities and Exchange Commission on or around March 24, 2010, and incorporated hereto by reference

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

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

By (Signature and Title) /s/ J. Duncan Smith, Treasurer and Principal Financial Officer

Date March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Frederick C. Peters II	Chairman, President and Chief Executive Officer	March 15, 2010
Frederick C. Peters II	(Principal Executive Officer) and Director

/s/ J. Duncan Smith	Treasurer and Principal Financial Officer	March 15, 2010
J. Duncan Smith

/s/ David E. Lees	Director	March 15, 2010
David E. Lees

/s/ Andrea F. Gilbert	Director	March 15, 2010
Andrea F. Gilbert

/s/ Wendell F. Holland	Director	March 15, 2010
Wendell F. Holland

/s/ Francis J. Leto	Director	March 15, 2010
Francis J. Leto

/s/ B. Loyall Taylor, Jr.	Director	March 15, 2010
B. Loyall Taylor, Jr.

NAME	TITLE	DATE

/s/ Thomas L. Bennett	Director	March 15, 2010
Thomas L. Bennett

/s/ Britton H. Murdoch	Director	March 15, 2010
Britton H. Murdoch

/s/ Scott M. Jenkins	Director	March 15, 2010
Scott M. Jenkins

EXHIBIT INDEX

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

Exhibit No.	Description and References
10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

13.1	Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit No.	Description and References
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2010 Annual Meeting to be held on April 28, 2010, expected to be filed with the Securities and Exchange Commission on or around March 23, 2010, and incorporated hereto by reference

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.