Form 10-Q
period 2010-03-31
BRYN MAWR BANK CORP
filed 2010-05-10
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2010

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

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Common Stock, par value $1	8,992,404

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2010	2009
Interest income:
Interest and fees on loans and leases	$12,670	$13,002
Interest on cash and cash equivalents	15	100
Interest on investment securities	1,209	1,191

Total interest income	13,894	14,293
Interest expense:
Savings, NOW, and market rate accounts	657	816
Time deposits	454	1,554
Wholesale deposits	236	813
Borrowed funds	1,130	1,263
Subordinated debt	273	221
Mortgage payable	27	—

Total interest expense	2,777	4,667
Net interest income	11,117	9,626
Provision for loan and lease losses	3,113	1,591

Net interest income after provision for loan and lease losses	8,004	8,035
Non-interest income
Fees for wealth management services	3,831	3,504
Service charges on deposits	501	463
Loan servicing and other fees	381	291
Net gain on sale of residential mortgage loans	525	1,877
Net gain on sale of investments	1,544	472
Other operating income	529	878

Total non-interest income	7,311	7,485
Non-interest expenses:
Salaries and wages	5,287	5,479
Employee benefits	1,558	1,582
Occupancy and bank premises	984	927
Furniture, fixtures, and equipment	595	586
Advertising	262	232
Impairment of mortgage servicing rights	41	204
Amortization of mortgage servicing rights	199	195
Intangible asset amortization	77	77
FDIC insurance	314	322
Net loss on sale of OREO	152	—
Due diligence and merger related expenses	347	—
Professional fees	619	343
Other operating expenses	1,470	1,521

Total non-interest expenses	11,905	11,468
Income before income taxes	3,410	4,052
Income tax expense	1,187	1,420

Net income	$2,223	$2,632

Basic earnings per common share	$0.25	$0.31
Diluted earnings per common share	$0.25	$0.31
Dividends declared per share	$0.14	$0.14
Weighted-average basic shares outstanding	8,893,997	8,602,406
Dilutive potential shares	11,017	18,498

Adjusted weighted-average diluted shares	8,905,014	8,620,904

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

(dollars in thousands, except share and per share data)	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$17,995	$11,670
Interest bearing deposits with banks	71,680	58,472
Money market funds	402	9,175

Cash and cash equivalents	90,077	79,317
Investment securities available for sale, at fair value (amortized cost of $172,912 and $206,689 as of March 31, 2010 and December 31, 2009 respectively)	173,816	208,224
Loans held for sale	2,214	3,007
Portfolio loans and leases	893,100	885,739
Less: Allowance for loan and lease losses	(9,740)	(10,424)

Net portfolio loans and leases	883,360	875,315

Premises and equipment, net	21,724	21,438
Accrued interest receivable	4,498	4,289
Deferred income taxes	4,970	4,991
Mortgage servicing rights	3,994	4,059
FHLB stock	7,916	7,916
Goodwill	6,301	6,301
Intangible assets	5,344	5,421
Other investments	3,145	3,140
Other assets	13,852	15,403

Total assets	$1,221,211	$1,238,821

Liabilities
Deposits:
Non-interest-bearing demand	$194,697	$212,903
Savings, NOW and market rate accounts	491,715	482,987
Other wholesale deposits	47,687	52,174
Wholesale time deposits	43,352	36,118
Time deposits	136,927	153,705

Total deposits	914,378	937,887

Borrowed funds	142,244	144,826
Mortgage payable	2,046	2,062
Subordinated debt	22,500	22,500
Accrued interest payable	1,395	1,987
Other liabilities	32,377	25,623

Total liabilities	1,114,940	1,134,885

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 11,878,634 and 11,786,084 shares as of March 31, 2010 and December 31, 2009, respectively, and outstanding of 8,958,970, and 8,866,420 as of March 31, 2010 and December 31, 2009, respectively	11,879	11,786
Paid-in capital in excess of par value	19,106	17,705
Accumulated other comprehensive loss, net of taxes	(7,051)	(6,913)
Retained earnings	112,269	111,290

	136,203	133,868
Less: Common stock in treasury at cost — 2,919,664 and 2,919,664 shares as of March 31, 2010 and December 31, 2009, respectively	(29,932)	(29,932)

Total shareholders’ equity	106,271	103,936

Total liabilities and shareholders’ equity	$1,221,211	$1,238,821

Book value per share	$11.86	$11.72
Tangible book value per share	$10.56	$10.40

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

	Three Months Ended March 31
(dollars in thousands)	2010	2009
Operating activities:
Net Income	$2,223	$2,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,113	1,591
Provision for depreciation and amortization	799	592
Loans originated for resale	(19,692)	(92,290)
Proceeds from loans sold	21,010	94,295
Net gain on sale of residential mortgages	(525)	(1,877)
Provision for deferred income taxes (benefit)	56	(90)
Stock based compensation cost	123	70
Change in income taxes payable/receivable	429	1,372
Change in accrued interest receivable	(209)	(211)
Change in accrued interest payable	(592)	(60)
Change in mortgage servicing rights	65	(502)
Loss on sale of Other Real Estate Owed (“OREO”)	152	—
Net change in intangible assets	77	77
Other, net	(9,166)	3,530

Net cash (used) provided by operating activities	(2,137)	9,129

Investing activities:
Purchases of investment securities	(27,613)	(20,345)
Proceeds from maturity of investment securities and mortgage-backed securities pay downs	5,533	4,590
Proceeds from sale of investment securities available for sale	37,490	14,737
Proceeds from calls of investment securities available for sale	34,520	3,000
Net change in other investments	(5)	113
Proceeds from BOLI repayment	—	15,585
Net portfolio loan and lease repayments (originations)	(11,158)	2,999
Purchases of premises and equipment	(763)	(443)
Contingent earn-out payment for Lau Associates	—	(195)
Proceeds from sale of OREO	873	—

Net cash provided by investing activities	38,877	20,041

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	(9,478)	57,681
Change in time deposits	(16,778)	(6,378)
Change in wholesale time and other wholesale deposits	2,747	(34,015)
Dividends paid	(1,244)	(1,203)
Repayment of borrowed funds greater than 90 days	(2,582)	(2,497)
Mortgage payable	(16)	—
Purchase of treasury stock	—	(42)
Tax benefit from exercise of stock options	17	38
Proceeds from issuance of common stock	1,279	—
Proceeds from exercise of stock options	75	319

Net cash (used) provided by financing activities	(25,980)	13,903

Change in cash and cash equivalents	10,760	43,073
Cash and cash equivalents at beginning of year	79,317	68,985

Cash and cash equivalents at end of period	$90,077	$112,058

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$610	$99
Interest	$3,369	$4,727
Supplemental cash flow information:
Unsettled AFS Securities	16,457	—
Change in unrealized losses on AFS Securities and Pension	(212)	90
Change in deferred taxes due to change in comprehensive income	(74)	(32)
Transfer of loans to other real estate owned	—	1,315

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity

	For the Three Months Ended March 31, 2010
	Shares of Common Stock issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands, except for shares of common stock)
Balance, December 31, 2009	11,786,084	$11,786	$17,705	$111,290	($6,913)	($29,932)	$103,936
Net income	—	—	—	2,223	—	—	2,223
Dividends declared, $0.14 per share	—	—	—	(1,244)	—	—	(1,244)
Other comprehensive (loss), net of taxes	—	—	—	—	(138)	—	(138)
Stock based compensation	—	—	123	—	—	—	123
Tax benefit from gains on stock option exercise	—	—	17	—	—	—	17
Purchase of treasury stock	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—
Common stock issued	85,550	86	1,193	—	—	—	1,279
Stock options exercised	7,000	7	68	—	—	—	75

Balance, March 31, 2010	11,878,634	$11,879	$19,106	$112,269	($7,051)	($29,932)	$106,271

	For the Three Months Ended March 31, 2009
	Shares of Common Stock issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands, except for shares of common stock)
Balance, December 31, 2008	11,513,782	$11,514	$12,983	$105,845	($7,995)	($29,934)	$92,413
Net income	—	—	—	2,632	—	—	2,632
Dividends declared, $0.14 per share	—	—	—	(1,203)	—	—	(1,203)
Other comprehensive income, net of taxes	—	—	—	—	58	—	58
Stock based compensation	—	—	482	—	—	—	482
Tax benefit from gains on stock option exercise	—	—	38	—	—	—	38
Purchase of treasury stock	—	—	—	—	—	(42)	(42)
Retirement of treasury stock	—	—	—	—	—	—	—
Stock options exercised	25,700	25	294	—	—	—	319

Balance, March 31, 2009	11,539,482	$11,539	$13,797	$107,274	($7,937)	($29,976)	$94,697

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended March 31
(dollars in thousands)	2010	2009
Net Income	$2,223	$2,632
Other comprehensive income:
Unrealized investment (losses) net of tax benefit ($221) and ($27), respectively	(410)	(52)
Change in unfunded pension liability, net of tax expense $147 and $59, respectively	272	110

Total comprehensive income	$2,085	$2,690

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010 and 2008

(Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2009 Annual Report on Form 10-K. The Corporation’s consolidated financial condition and results of operations consist almost entirely of The Bryn Mawr Trust Company’s (the “Bank”) financial condition and results of operations.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

2. Earnings Per Common Share:

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution, computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

	Three Months Ended March 31
(dollars in thousands, except per share data)	2010	2009
Numerator:
Net income available to common shareholders	$2,223	$2,632

Denominator for basic earnings per share – weighted average shares outstanding	8,893,997	8,602,406
Effect of dilutive potential common shares	11,017	18,498

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	8,905,014	8,620,904

Basic earnings per share	$0.25	$0.31
Diluted earnings per share	$0.25	$0.31
Anti-dilutive shares excluded from computation of average dilutive earnings per share	907,196	753,764

3. Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans are charged against the allowance for loan and lease losses when Management believes that such amounts are uncollectible. The allowance for loan and lease losses is maintained at a level that Management believes is sufficient to absorb estimated probable credit losses. Note 1 – Summary of Significant Accounting Policies – G, Allowance for Loan and Lease Losses, included in the Corporation’s 2009 Annual Report which forms a part of its 10-K, contains additional information relative to Management’s determination of the adequacy of the allowance for loan and lease losses.

4. Investment Securities

The amortized cost and estimated fair value of investments, all of which were classified as available for sale, are as follows:

As of March 31, 2010

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Obligations of the U.S. Government and agencies	$94,774	$112	$(78)	$94,808
State & political subdivisions	24,270	183	(22)	24,431
Federal agency mortgage-backed securities	12,979	407	—	13,386
Government agency mortgage-backed securities	2,524	—	(6)	2,518
Other debt securities	1,250	—	—	1,250

Total fixed income investments	$135,797	$702	$(106)	$136,393
Bond – mutual funds	37,115	382	(74)	37,423

Total	$172,912	$1,084	$(180)	$173,816

At March 31, 2010, securities having an amortized cost of $75.5 million were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia (“FRB”) discount window program, the Federal Home Loan Bank of Pittsburgh (“FHLB-P”) borrowings and other purposes. The FHLB-P has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB-P.

As of December 31, 2009

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Obligations of the U.S. Government and agencies	$85,462	$75	$(476)	$85,061
State & political subdivisions	24,859	197	(32)	25,024
Federal agency mortgage-backed securities	49,318	1,634	—	50,952
Government agency mortgage-backed securities	8,607	121	(10)	8,718
Other debt securities	1,500	—	(1)	1,499

Total fixed income investments	$169,746	$2,027	$(519)	$171,254
Bond – mutual funds	36,943	140	(113)	36,970

Total	$206,689	$2,167	$(632)	$208,224

The following table shows the amount of securities that were in an unrealized loss position:

As of March 31, 2010

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized Losses
Obligations of the U.S. Government and agencies	$25,086	$(78)	$—	$—	$25,086	$(78)
State & political subdivisions	6,344	(22)	—	—	6,344	(22)
Government agency mortgage-backed securities	2,518	(6)	—	—	2,518	(6)
Bond – mutual funds	7,049	(74)	—	—	7,049	(74)

Total	$40,977	$(180)	$—	$—	$40,977	$(180)

The following table shows the amount of securities that were in an unrealized loss position:

As of December 31, 2009

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized Losses
Obligations of the U.S. Government and agencies	$43,166	$(476)	$—	$—	$43,166	$(476)
State & political subdivisions	8,631	(32)	—	—	8,631	(32)
Government agency mortgage backed securities	2,535	(10)	—	—	2,535	(10)
Other debt securities	399	(1)	—	—	399	(1)
Bond – mutual funds	19,491	(113)	—	—	19,491	(113)

Total	$74,222	$(632)	$—	$—	$74,222	$(632)

The Corporation evaluates the debt securities in our investment portfolio, which include U.S. government agencies, government sponsored agencies, municipalities and other issuers, for other-than-temporary impairment and considers current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities in our investment portfolio are rated investment grade or higher and the Corporation believes that it will not incur any material losses with respect to such securities. The unrealized losses presented in the table above are temporary in nature as they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within our investment portfolio. None of the investments in the table above are believed to be other-than-temporarily impaired. The Corporation does not intend to sell other-than-temporary-impaired securities and it is more likely than not it will not be required to sell such securities before recovery occurs.

The amortized cost and estimated fair value of available for sale investment securities at March 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,366	$2,371
Due after one year through five years	57,074	57,178
Due after five years through ten years	45,230	45,279
Due after ten years	15,624	15,661

Subtotal	120,294	120,489
Mortgage backed securities	15,503	15,904

Total available for sale securities	$135,797	$136,393

Included in the investment portfolio, but not in the above table, are $37.4 million of bond mutual funds which do not have a final stated maturity nor a constant stated coupon rate.

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

The following table provides information about options outstanding for the three-months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2009	1,013,396	$19.75	$4.41
Granted	—	$—	$—
Forfeited	—	$—	$—
Exercised	7,000	$10.64	$2.03

Options outstanding March 31, 2010	1,006,396	$19.81	$4.42

The following table provides information about unvested options for the three-months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2009	350,076	$20.88	$4.79
Granted	—	$—	$—
Vested	(1,333)	$23.77	$6.82
Forfeited	—	—	—

Unvested options March 31, 2010	348,743	$20.87	$4.78

The total not-yet-recognized compensation expense of unvested stock options is $1.3 million. This expense will be recognized over a weighted average period of 43 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 were as follows:

(dollars in thousands)	2010	2009
Proceeds from strike price of options exercised	$75	$319
Related tax benefit recognized	17	38

Proceeds of options exercised	$92	$357

Intrinsic value of options exercised	$49	$102

The following table provides information about options outstanding and exercisable at March 31, 2010:

	Outstanding	Exercisable
Number	1,006,396	657,653
Weighted average exercise price	$19.81	$19.25
Aggregate intrinsic value	$452,437	$443,978
Weighted average contractual term (in years)	5.9	4.4

On January 28, 2010, the Board of Directors amended the 2001 and 2004 Stock Option Plans. The Amendments extended the expiration dates on stock options for individuals who terminate as a result of retirement, death or disability from one year from termination date to five years or the original expiration date of the options, whichever is earlier (10 years from date of grant). These amendments resulted in an additional stock based compensation expense of $27 thousand, which was recognized in the first quarter of 2010.

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

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the three months ended March 31, 2010 and 2009:

	For Three Months Ended March 31
	SERP		QDBP		PRBP
(dollars in thousands)	2010	2009	2010	2009	2010	2009
Service cost	$46	$48	$12	$—	$—	$—
Interest cost	56	68	430	469	13	13
Expected return on plan assets	—	—	(489)	(501)	$—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	22	36	—	—	(35)	(50)
Amortization of net (gain) loss	7	—	191	265	19	19

Net periodic benefit cost (benefit)	$131	$152	$144	$233	$3	$(12)

QDBP: As stated in the Corporation’s 2009 Annual Report, the Corporation did not have any minimum funding requirements for its QDBP for 2009. As of March 31, 2010 no contributions have been made to the QDBP.

SERP: The Corporation contributed $34 thousand during the first quarter of 2010 and it is expected to contribute an additional $102 thousand to the SERP plan for the remaining nine months of 2010.

PRBP: In 2005 the Corporation capped the maximum payment under the PBRP at 120% of the 2005 benefit. It is anticipated the cost is at the cap in 2010.

7. Segment Information

The Corporation aggregates certain of its operations and has identified four “segments” as follows: Banking, Wealth Management, Mortgage Banking, and All Other. Footnote 28 – Segment Information, in the Notes to the Consolidated Financial Statements in the Corporation’s 2009 Annual Report which forms a part of its 10-K provides additional descriptions of the identified segments.

Segment information for the quarter ended March 31, 2010 is as follows:

	2010
(dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$11,143	$2	$—	$(28)	$11,117
Less: Loan and lease loss provision	3,113	—	—	—	3,113

Net interest income after loan and lease loss provision	8,030	2	—	(28)	8,004
Other income:
Fees for wealth management services	—	3,831	—	—	3,831
Service charges on deposit accounts	501	—	—	—	501
Loan servicing and other fees	44	—	337	—	381
Net gain on sale of residential mortgage loans	—	—	525	—	525
Other operating income	1,957	11	57	48	2,073

Total other income	2,502	3,842	919	48	7,311
Other expenses:
Salaries and wages	3,071	1,800	234	182	5,287
Employee benefits	1,064	470	32	(8)	1,558
Occupancy and equipment	1,381	194	54	(50)	1,579
Other operating expense	2,860	398	335	(112)	3,481

Total other expense	8,376	2,862	655	12	11,905

Segment profit	2,156	982	264	8	3,410
Inter-segment pretax revenues (expenses) *	247	25	10	(282)	—

Pretax segment profit (loss) after eliminations	$2,403	$1,007	$274	$(274)	$3,410

% of segment pretax profit (loss) after eliminations	70.47%	29.53%	8.04%	(8.04)%	100%

Segment assets in millions of dollars	$1,199	$13	$5	$4	$1,221

*	Inter-segment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the quarter ended March 31, 2009 is as follows:

	2009
(dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$9,608	$4	$14	$—	$9,626
Less: Loan and lease loss provision	1,591	—	—	—	1,591

Net interest income after loan and lease loss provision	8,017	4	14	—	8,035
Other income:
Fees for wealth management services	—	3,504	—	—	3,504
Service charges on deposit accounts	463	—	—	—	463
Loan servicing and other fees	46	—	245	—	291
Net gain on sale of residential mortgage loans	—	—	1,877	—	1,877
Other operating income	1,162	12	128	48	1,350

Total other income	1,671	3,516	2,250	48	7,485
Other expenses:
Salaries and wages	3,087	1,580	686	126	5,479
Employee benefits	1,188	385	25	(16)	1,582
Occupancy and equipment	1,304	207	53	(51)	1,513
Other operating expense	2,065	376	591	(138)	2,894

Total other expense	7,644	2,548	1,355	(79)	11,468

Segment profit	2,044	972	909	127	4,052
Inter-segment pretax revenues (expenses) *	246	46	10	(302)	—

Pretax segment profit (loss) after eliminations	$2,290	$1,018	$919	$(175)	$4,052

% of segment pretax profit (loss) after eliminations	56.5%	25.1%	22.7%	(4.3)%	100%

Segment assets in millions of dollars	$1,151	$12	$3	$4	$1,170

*	Inter-segment revenues consist of rental payments, insurance commissions and a management fee.

Other segment information is as follows:

Wealth Management Segment Activity

	As of
(dollars in millions)	March 31, 2010	December 31, 2009	March 31, 2009
Total wealth assets under management, administration, supervision and brokerage	$3,110	$2,871	$1,959

Mortgage Segment Activity

	As of
(dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Mortgage loans serviced for others	$520,023	$514,875	$411,493
Mortgage servicing rights	3,994	4,059	2,707

8. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSR’s”) for the three months ended March 31, 2010 and 2009:

(dollars in thousands)	2010	2009
Balance, January 1	$4,059	$2,205
Additions	175	901
Amortization	(199)	(195)
Recovery	—	—
Impairment	(41)	(204)

Balance, March 31	$3,994	$2,707

Fair Value	$4,713	$2,871

At March 31, 2010 key economic assumptions and the sensitivity of the current fair value of MSR’s to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2010
Fair value amount of MSRs	$4,713
Weighted average life (in years)	5.2
Prepayment speeds (constant prepayment rate)*:	15.4%
Impact on fair value:
10% adverse change	$(244)
20% adverse change	$(468)
Discount rate:	10.26%
Impact on fair value:
10% adverse change	$(167)
20% adverse change	$(324)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

9. Impaired Loans and Leases

The following summarizes the Corporation’s impaired loans and leases for the periods ended:

	For The Three Months Ended		For The Twelve Months Ended
(dollars in thousands)	March 31, 2010	March 31, 2009	December 31, 2009
Period end impaired loan balances	$7,633	$2,492	$5,711
Loan charge-offs, net of recoveries	3,240	216	1,804
Period end specific reserve for impaired loans	339	227	317
Period to date income recognized	27	45	41

Troubled debt restructuring – commercial loan	1,459	—	1,459
Trouble debt restructuring – residential loan	726	—	682

The period end impaired lease balances were $2.14 million, $2.2 million and $527 thousand as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Net charge-offs on impaired leases for the quarter ended March 31, 2010, year ended December 31, 2009 and quarter ended March 31, 2009 were $545 thousand, $4.4 million and $1.4 million, respectively. The troubled debt restructurings (‘TDR’s”) in the lease portfolio as of March 31, 2010 and December 31, 2009 were $1.7 million and $1.8 million, respectively. There were no lease TDR’s as of March 31, 2009.

The first quarter 2010 impaired loan charge-offs, net of recoveries, included a $750 thousand specific reserve, that was included in the Corporation’s general reserve within its allowance for loan and lease losses at December 31, 2009.

The allowance for impaired loans and leases of $339 thousand, $227 thousand and $317 thousand at March 31, 2010, March 31, 2009 and December 31, 2009, respectively, are included in the Corporation’s allowance for loan and lease losses for each period.

10. Goodwill and Other Intangibles

The goodwill and intangible balances presented below resulted from the acquisition of JNJ Holdings LLC, Lau Associates LLC and Lau Professional Services LLC (collectively, “Lau”) in the third quarter of 2008. For further information on the goodwill and other intangible assets associated with the acquisition of Lau, please refer to Footnote 2 in the Corporation’s 2009 Annual Report which forms a part of its 10-K.

The changes in the carrying amount of goodwill and intangibles were as follows:

(dollars in thousands)	Goodwill	Intangibles
Balance January 1, 2010	$6,301	$5,421
Additions	—	—
Amortization	—	77
Impairment	—	—

Balance March 31, 2010	$6,301	$5,344

The Corporation performed the annual review of goodwill and identifiable intangible assets at December 31, 2009 in accordance with ASC 350, “Intangibles Goodwill and Other.” The Corporation determined there was no impairment of goodwill and other intangible assets.

11. Capital

Dividend

During the first quarter of 2010, the Corporation declared and paid a regular quarterly dividend of $0.14 per share. This payment totaled $1.2 million, based on outstanding shares at February 8, 2010 of 8,895,399. On April 28, 2010 the Corporation’s Board of Directors declared a regular quarterly dividend of $0.14 per share payable June 1, 2010 to shareholders of record as of May 10, 2010.

Dividend Reinvestment and Stock Purchase Plan

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission a prospectus supplement pursuant to Section 424(b)(2) of the Securities Act (“Prospectus Supplement”) in order to issue up to 850,000 shares of common stock under its shelf registration statement on Form S-3/A (Registration No. 333-15988) (the “Shelf Registration Statement”) in connection with a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”). The DRIP is intended to allow both existing shareholders and new investors to increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions.

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. Federal income tax examination by taxing authorities for years before 2008.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the first quarter of 2010. There were no significant liabilities accrued during the first three months of 2010.

13. Fair Value Measurement

The following disclosures are made in conjunction with the application of fair value measurements.

FASB ASC 820, “Fair Value Measurement”, establishes a fair value hierarchy based on the nature of data inputs for fair value determinations, under which the Corporation is required to value each asset using assumptions that market participants would utilize to value that asset. When the Corporation uses its own assumptions, it is required to disclose additional information about the assumptions used and the effect of the measurement on earnings or the net change in assets for the period.

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

The investment securities classified as available for sale and trading are shown below.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at March 31, 2010 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets Measured at Fair Value on a Recurring Basis at March 31, 2010:
Investment securities – available for sale
Obligations of U.S. Government and agencies	$—	$94.8	$—	94.8
State and political subdivisions	—	24.4	—	24.4
Federal agency mortgage backed securities	—	13.4	—	13.4
Government agency mortgage backed securities	—	2.5	—	2.5
Bonds – mutual funds	37.4	—	—	37.4
Other debt securities	—	1.3	—	1.3

Total assets measured at fair value on a recurring basis	$37.4	$136.4	$—	$173.8

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2010:
Mortgage servicing rights (MSRs)	$—	$4.0	$—	$4.0
Impaired loans and leases	—	9.8	—	9.8

Total assets measured at fair value on a nonrecurring basis	$—	$13.8	$—	$13.8

There have been no transfers between categories during the first quarter 2010 as compared to the period ended 12/31/2009.

(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets Measured at Fair Value on a Recurring Basis at December 31, 2009:
Investment securities – available for sale
Obligations of U.S. Government and agencies	$—	$85.1	$—	85.1
State and political subdivisions	—	25.0	—	25.0
Federal agency mortgage backed securities	—	50.9	—	50.9
Government agency mortgage backed securities	—	8.7	—	8.7
Bonds – mutual funds	37.0	—	—	37.0
Other debt securities	—	1.5	—	1.5

Total assets measured at fair value on a recurring basis	$37.0	$171.1	$—	$208.2

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2009:
Mortgage servicing rights (MSRs)	$—	$4.1	$—	$4.0
OREO and other repossessed property	—	1.0	$—	1.0
Impaired loans and leases	—	6.2	—	6.2

Total assets measured at fair value on a nonrecurring basis	$—	$11.3	$—	$11.3

Other Real Estate Owned and Other Repossessed Property:

Other real estate owned (“OREO”) consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Corporation had no OREO assets at March 31, 2010. OREO assets with a carrying value of $1.0 million were sold during the first quarter of 2010 for a net realized loss of $152 thousand.

On April 15, 2010, the Corporation foreclosed on a $1.5 million non-performing commercial loan.

14. Fair Value of Financial Instruments

The following disclosures and schedules are disclosed in conjunction with the Corporation’s adoption of interim disclosures about fair value of financial instruments.

Disclosure about fair value of financial instruments requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Investment Securities

Estimated fair values for investment securities are valued by an independent third party based on market data utilizing pricing models that vary by asset and incorporate available trade, bid and other market information.

Loans and Leases

For variable rate loans that reprice frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain mortgage loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and is indicative of an entry price. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Bank or the appraised market value of the underlying collateral, as determined by independent third party appraisers. The resulting estimate of the fair value of loans does not represent an exit price.

MSR’s

The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Other Assets

The carrying amount of accrued interest receivable and other investments approximates fair value.

Deposits

The estimated fair values disclosed for noninterest-bearing demand deposits, savings, NOW accounts, and Market Rate accounts are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on the certificate of deposit.

Borrowed Funds

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

The carrying amount and estimated fair value of the Corporation’s financial instruments as of the dates indicated are as follows:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$17,995	$17,995	$11,670	$11,670
Interest-bearing deposits with other banks	71,680	71,680	58,472	58,472
Money market funds	402	402	9,175	9,175

Cash and cash equivalents	90,077	90,077	79,317	79,317
Investment securities	173,816	173,816	208,224	208,224
Mortgage servicing rights	3,994	4,713	4,059	4,807
Loans held for sale	2,214	2,341	3,007	3,051
Other assets	15,559	15,559	15,345	15,345
Net loans and leases	883,360	897,087	875,315	888,242

Total financial assets	$1,169,020	$1,183,593	$1,185,267	$1,198,986

Financial liabilities:
Deposits	$914,378	$915,269	$937,887	$938,523
Borrowed funds	142,244	144,645	144,826	147,446
Subordinated debt	22,500	22,731	22,500	22,580
Mortgage payable	2,046	2,220	2,062	2,232
Other liabilities	33,772	33,772	27,610	27,610

Total financial liabilities	$1,114,940	$1,118,637	$1,134,885	$1,138,391

Off-balance sheet contract or notional amount	$349,362	$349,362	$348,900	$348,900

15. New Accounting Pronouncements

FASB ASC 860 – Transfers and Servicing

In June 2009, the FASB issued ASC 860 related to accounting for transfers of financial assets. The standard amends the derecognition guidance in previous regulatory guidance and eliminates the concept of a qualifying special-purpose entities (“QSPEs”). The standard is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of the standard is prohibited. The Corporation adopted the standard on January 1, 2010 and the adoption of this statement did not have an impact on the Corporation’s financial statements.

FASB ASC 810 – Consolidation – Variable Interest Entities

In June 2009, the FASB issued ASC 810 related to amendments to FASB interpretation No. 46(R) (“ASC 810”) which amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. ASC 810 amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. ASC 810 is effective for fiscal years and interim periods beginning after November 15, 2009. The Corporation adopted the standard on January 1, 2010 and the adoption of this statement did not have an impact on the Corporation’s financial statements.

FASB ASC 820 – Fair Value Measurements and Disclosures

Accounting Standards Update No. 2010-6 “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) was issued in January 2010 to update ASC 820 “Fair Value measurements and Disclosures”. ASU 2010-06 requires new disclosures (1) for significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers and (2) in the reconciliation of Level 3 presenting sales, issuances and settlements gross rather than one net number. ASU 2010-06 also requires clarification of existing disclosures requiring (1) measurement disclosures for each “class” of assets and liabilities (a class being a subset of assets and liabilities within one line item in the statement of financial position) using judgment in determining the appropriate classes and (2) disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3. The new disclosures and clarifications of existing disclosures were effective for interim and reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity Level 3 which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Corporation made these required disclosures in this Form 10-Q.

ITEM 2 Management’s Discussion and Analysis of Results of Operation and Financial Condition

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to customers through nine full service branches and seven limited-hour retirement community offices throughout Montgomery, Delaware and Chester Counties of Pennsylvania. The Corporation trades on the NASDAQ Global Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

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

Acquisition of First Keystone Financial, Inc.

On November 3, 2009, the Corporation announced that it had entered into a definitive Agreement and Plan of Merger (the “Agreement”) to acquire First Keystone Financial, Inc. and its subsidiaries (collectively, “First Keystone” or “FKF”), a Pennsylvania chartered savings and loan holding company headquartered in Media, PA, in a stock and cash transaction. In accordance with the terms of the Agreement, the acquisition is to be effected pursuant to a merger of First Keystone with and into the Corporation, and a two-step merger of First Keystone Bank with and into the Bank (collectively, the “Transaction”). At December 31, 2009, First Keystone had total assets of approximately $500 million and operated eight full-service branches, primarily in Delaware County, PA.

The Agreement provides for a per share merger consideration in the form of cash and common stock of the Corporation. The per share merger consideration may be adjusted based on the level of First Keystone’s “Delinquencies” at the month-end preceding the closing date of the Transaction. Delinquencies are defined in the Agreement as all loans delinquent thirty days or more, non-accruing loans, other real estate owned, troubled debt restructurings and the aggregate amount of loans charged-off between October 31, 2008 and the month-end preceding the closing date in excess of $2.5 million. “Administrative Delinquencies” as defined in the Agreement are excluded from this definition. First Keystone reported in an April 29, 2010 press release that its Delinquencies at March 31, 2010 were $13.1 million.

The per share merger consideration and adjustment levels pursuant to the Agreement are as follows:

FKF Delinquencies at Month-End Preceding Closing	Adjusted Amount of BMBC Stock to be Received for Each FKF Share	Adjusted Per Share Cash Consideration for Each FKF Share	Deal Value with BMTC Stock Valued at $16.00 per Share* (in millions)
Less than $10.5 million	0.6973	$2.06	$32.156
$10.5 – $12.5 million	0.6834	$2.02	$31.518
$12.5 – $14.5 million	0.6718	$1.98	$30.969
$14.5 – $16.5 million	0.6589	$1.95	$30.393
$16.5 million or more	0.6485	$1.92	$29.916

*	Calculated as the sum of (a) the product of the number of shares of First Keystone common stock outstanding, multiplied by the adjusted amount of BMBC stock to be received for such shares, multiplied by the per share market price of BMBC common stock, as listed on the NASDAQ Global Market, plus (b) the product of the number of shares of First Keystone common stock outstanding multiplied by the per share cash consideration. Numbers in this column are provided as an example of what the deal value would be assuming the market price of BMBC common stock is $16.00 per share, and the number of First Keystone shares outstanding does not change. As the price of BMBC common stock fluctuates, or the number of First Keystone’s shares outstanding changes, the deal value also changes.

The Agreement also provides that all options to purchase First Keystone stock which are outstanding and unexercised immediately prior to the closing (“Continuing Options”) under FKF’s Amended and Restated 1995 Stock Option Plan and Amended and Restated 1998 Stock Option Plan, in each case as amended, shall, subject to certain conditions and regulatory approvals, become fully vested, to the extent not already fully vested, and exercisable and be converted into fully vested and exercisable options to purchase shares of the Corporation’s stock. The number of shares of the Corporation’s stock to be subject to the Continuing Options will be equal to 0.8204 (“Option Exchange Ratio”) multiplied by the number of shares of First Keystone stock subject to the Continuing Options, subject to rounding. The exercise price per share of the Corporation’s stock under the Continuing Options will be equal to the exercise price per share of First Keystone stock under the Continuing Options divided by the Option Exchange Ratio, subject to rounding. In the event that the per share Merger Consideration is adjusted as described above, the option exchange ratio will also reflect a corresponding adjustment.

The closing of the Transaction is subject to approval by the Pennsylvania Department of Banking, the Office of Thrift Supervision and the Federal Reserve. Regulatory applications have been filed with these agencies and are under review. On March 2, 2010, First Keystone held a shareholder meeting to approve the Transaction. There were 2,432,998 shares of First Keystone common stock eligible to be voted at the meeting and 1,984,657 shares represented in person or by proxy. The shareholders approved the Transaction with more than 81% of the issued and outstanding shares voting in favor.

The closing of the Transaction remains subject to certain conditions more fully described in the Agreement, including, without limitation, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of both parties, the absence of a material adverse effect, and obtaining material permits and authorizations for the lawful consummation of the Transaction. Upon completion of the Transaction, the Corporation and the Bank expect to be able to more efficiently leverage resources and deliver high quality products and services to the marketplace. Increasing the Corporation’s presence in Delaware and Chester Counties of Pennsylvania has been a strategic goal, and this Transaction is an important component of that strategic plan.

The above summaries of the Transaction and the Agreement are qualified in their entirety by the complete text of the Agreement which was attached as Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on November 4, 2009. For a more complete summary, see the Proxy Statement/Prospectus which was filed with the SEC on January 25, 2010 in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”).

Results of Operations

The following is the Corporation’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America applicable to the financial services industry (Generally Accepted Accounting Principles “GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, the Corporation is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ from these estimates.

The allowance for loan and lease losses involves a higher degree of judgment and complexity than other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by the Corporation to be sufficient to absorb estimated probable credit losses. The Corporation’s determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired loans and leases, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions, international events, and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from the Corporation’s estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods. See the section of this document titled Asset Quality and Analysis of Credit Risk for additional information.

Other significant accounting policies are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in the Corporation’s 2009 Annual Report which forms a part of its 10-K.

Executive Overview

Three Month Results

The Corporation reported first quarter 2010 diluted earnings per share of $0.25 and net income of $2.2 million compared to diluted earnings per share of $0.31 and net income of $2.6 million in the same period last year. Return on average equity (ROE) and return on average assets (ROA) for the first quarter ended March 31, 2010 were 8.59% and 0.76%, respectively. ROE was 11.54% and ROA was 0.92% for the same period last year.

The Corporation is well positioned for growth and profitability and continues to exceed regulatory requirements for a well-capitalized financial organization. The merger integration and regulatory approval process for the pending First Keystone Transaction are progressing, and the Corporation anticipates a legal closing date in July 2010, subject to receipt of all necessary regulatory approvals. First quarter 2010 net income included securities gains, a larger than expected provision for loan and lease losses and merger related costs. There were a number of positive events during the quarter which included a decrease for the second consecutive quarter in non-performing assets to 0.56% of total assets at March 31, 2010, and the third consecutive quarterly increase in the net interest margin to 4.06%. Wealth Management Division assets under management, administration, supervision and brokerage (collectively “AUM”) were $3.1 billion at March 31, 2010. This is the highest level of AUM in the history of the Corporation.

Total portfolio loans and leases at March 31, 2010 were $893.1 million, an increase of $7.4 million or 0.8% from the December 31, 2009 year-end balance of $885.7 million. Credit quality on the overall loan and lease portfolio is stable. Total non-performing loans and leases represented 77 basis points or $6.9 million of portfolio loans and leases at March 31, 2010. This compares with 78 basis points or $6.9 million at December 31, 2009.

The provision for loan and lease losses for the quarters ended March 31, 2010 and 2009 were $3.1 million and $1.6 million, respectively. At March 31, 2010, the allowance for loan and lease losses (“allowance”) of $9.7 million represents 1.09% of portfolio loans and leases compared with 1.18% at December 31, 2009.

For the quarter ended March 31, 2010, non-interest income was $7.3 million, in line with the $7.5 million for the same period last year. During the first quarter of 2010, fees for wealth management services were $3.8 million, loan servicing and late fees were $381 thousand and the net gain on the sale of investments was $1.5 million. The net gain on sale of residential mortgage loans of $525 thousand and other operating income of $529 thousand during the first quarter of 2010 declined from $1.9 million and $878 thousand, respectively, in the first quarter of 2009.

Wealth Management assets under management, administration, supervision and brokerage as of March 31, 2010 were $3.1 billion, up $239 million or 8.3% higher than the $2.9 billion at December 31, 2009 and up $1.1 billion or 58.8% from March 31, 2009. Success in the Wealth Management area is primarily attributable to improvements in the financial markets and the success of BMT Asset Management.

Non-interest expense for the quarter ended March 31, 2010 was $11.9 million, an increase of $437 thousand or 3.8% over the $11.5 million in the same period last year. The increase is mainly due to increases in due diligence and merger related expenses and professional fees associated with the First Keystone Transaction as well as a $152 thousand loss on the sale of OREO during the first quarter of 2010.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2010 and 2009 are shown in the table below:

	Three Months Ended March 31,
	2010	2009
Return on average equity	8.59%	11.54%
Return on average assets	0.76%	0.92%
Efficiency ratio*	64.6%	67.0%
Tax equivalent net interest margin	4.06%	3.62%
Diluted earnings per share	$0.25	$0.31
Dividend per share	$0.14	$0.14

*	The efficiency ratio is calculated by dividing the sum of net interest income and non-interest income by non-interest expense

Key period end ratios and balances are shown in the table below:

	At or for the Three Months Ended March 31,
(dollars in millions, except per share amounts)	2010	2009
Book value per share	$11.86	$10.99
Tangible book value per share	$10.56	$9.78
Allowance for loan and lease losses as a percentage of loans and leases	1.09%	1.13%
Tier I capital to risk weighted assets	9.70%	8.96%
Tangible common equity ratio	7.82%	7.20%
Loan to deposit ratio	97.7%	100.8%
Wealth assets under management, administration, supervision and brokerage	$3,110	$1,959
Portfolio loans	$893	$893
Total assets	$1,221	$1,170
Shareholders’ Equity	$106	$95

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

Three Months Ended March 31, 2010 Compared to the Same Period Ended March 31, 2009

The tax equivalent net interest income for the three months ended March 31, 2010 of $11.3 million was $1.6 million or 16.2% higher than the tax equivalent net interest income for the same period in 2009 of $9.7 million. This increase was primarily attributable to a decrease in interest expense of $1.9 million or 40.5% from $4.7 million for the quarter ended March 31, 2009 to $2.8 million for the quarter ended March 31, 2010, average investment portfolio growth of $92.1 million or 84.9% from $108.4 million for the three month period ended March 31, 2009 to $200.5 million for the three month period ended March 31, 2010 and a reduction in average wholesale deposits of $47.8 million or 36.0% from $132.8 million for the quarter ended March 31, 2009 to $85.0 million for the quarter ended March 31, 2010.

Average interest bearing liabilities decreased $932 thousand or 0.1% to $877.9 million during the first quarter of 2010 compared to $878.8 million during first quarter of 2009. The rate on interest bearing liabilities decreased from 2.15% in the first quarter 2009 to 1.28% in the first quarter of 2010, largely due to higher rate wholesale deposits maturing, the increase in lower rate money market and savings accounts and prudent management of deposit pricing. Average total wholesale funding, which is defined as wholesale deposits (wholesale time deposits and other wholesale deposits) and borrowed funds (FHLB-P advances, Federal Reserve Bank borrowings and Federal Funds overnight borrowings), decreased $58.0 million or 20.2% to $229.0 million for the quarter ended March 31, 2010 compared to the same period in 2009. Average deposit balances for the first quarter of 2010 were $898.7 million, a $28.7 million increase or 3.3% above the $870.0 million at March 31, 2009.

The tax equivalent net interest margin on interest earning assets increased 44 basis points from 3.62% in the first quarter of 2009 to 4.06% in the quarter ended March 31, 2010, due mainly to a reduction in interest expense, a result of conservative deposit pricing and a planned decline in time and wholesale deposits.

Rate/Volume Analysis on a tax equivalent basis*

(dollars in thousands) increase/(decrease)	Three Months Ended March 31, 2010 Compared to 2009
	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$(1)	$(2)	$(3)
Federal funds sold	(1)	—	(1)
Money market funds sold	3	(84)	(81)
Investment securities available for sale	1,034	(958)	76
Loans and leases	(119)	(192)	(311)

Total interest income	916	(1,236)	(320)

Interest Expense:
Savings, NOW and market rate accounts	257	(417)	(160)
Other wholesale deposits	41	(18)	23
Time deposits	(459)	(141)	(600)
Wholesale deposits	(509)	(591)	(1,100)
Borrowed funds	(5)	(48)	(53)

Total interest expense	(675)	(1,215)	(1,890)

Interest differential	$(1,591)	$(21)	$1,570

*	The tax rate used in the calculation of the tax equivalent income is 35%.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense and key rates and yields.

	For the Three Months Ended March 31,
	2010			2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$27,300	$14	0.21%	$29,434	$17	0.23%
Federal funds sold	—	—	—	2,222	1	0.18%
Money market funds	1,426	1	0.28%	40,903	82	0.81%
Investment securities available for sale:
Taxable	175,632	1,021	2.36%	98,240	1,116	4.61%
Tax-exempt	24,850	278	4.54%	10,173	107	4.27%

Total investment securities	200,482	1,299	2.63%	108,413	1,223	4.58%

Loans and leases (1) (2)	895,159	12,724	5.76%	903,693	13,035	5.85%

Total interest earning assets	1,124,367	14,038	5.06%	1,084,665	14,358	5.37%
Cash and due from banks	10,627			11,706
Allowance for loan and lease losses	(10,620)			(10,353)
Other assets	69,185			69,175

Total assets	$1,193,559			$1,155,193

Liabilities:
Savings, NOW and market rate accounts	$484,402	$657	0.55%	$368,917	$816	0.90%
Other wholesale deposits	42,030	51	0.49%	29,287	28	0.39%
Wholesale deposits	43,026	185	1.74%	103,562	785	3.07%
Time deposits	139,959	454	1.32%	207,964	1,554	3.03%

Total interest-bearing deposits	709,417	1,347	0.77%	709,730	3,183	1.82%
Borrowed funds	143,939	1,130	3.18%	154,114	1,263	3.32%
Mortgage payable	2,056	27	5.52%	—	—	—
Subordinated debt	22,500	273	4.92%	15,000	221	5.98%

Total interest-bearing liabilities	877,912	2,777	1.28%	878,844	4,667	2.15%
Non-interest-bearing demand deposits	189,314			160,295
Other liabilities	21,315			23,559

Total non-interest-bearing liabilities	210,629			183,854

Total liabilities	1,088,541			1,062,698
Shareholders’ equity	105,018			92,495

Total liabilities and shareholders’ equity	$1,193,559			$1,155,193

Net interest spread			3.78%			3.22%
Effect of non-interest-bearing sources			0.28%			0.40%

Net interest income/margin on earning assets		$11,261	4.06%		$9,691	3.62%

Tax equivalent adjustment (tax rate 35%)		$144	0.05%		$65	0.02%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.

(2)	Loans include portfolio loans and leases and loans held for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin increased 44 basis points to 4.06% in the first quarter of 2010 from 3.62% in the same period last year. The cost of interest bearing liabilities decreased in the first quarter of 2010 to 1.28%, a decrease of 87 basis points from 2.15% the first quarter of 2009. This reduction more than offset the decline in the yield on earning assets of 31 basis points during the same comparative period to 5.06% for the quarter ended March 31, 2010 from 5.37% for the quarter ended March 31, 2009.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below.

	Year	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
Net Interest Margin Last Five Quarters
1st Quarter	2010	5.06%	1.28%	3.78%	0.28%	4.06%
4th Quarter	2009	4.99%	1.45%	3.54%	0.31%	3.85%
3rd Quarter	2009	5.09%	1.73%	3.36%	0.36%	3.72%
2nd Quarter	2009	5.13%	1.94%	3.19%	0.40%	3.59%
1st Quarter	2009	5.37%	2.15%	3.22%	0.40%	3.62%

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

Summary of Interest Rate Simulation

	March 31, 2010
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$4,424	10.12%
+200 basis points	$2,796	6.39%
+100 basis points	$(159)	(0.36)%
-100 basis points	$2,228	(5.09)%

The interest rate simulation above indicates that the Corporation’s balance sheet as of March 31, 2010 is liability sensitive if rates increase 100 basis points. Liability sensitive means that more liabilities than assets are repricing in that time period resulting in a negative impact on the net interest income. However, a 200 basis point and 300 basis point increase in rates will enhance the Bank’s net interest income. An increase in rates of 100 basis points would reduce the net interest income since deposit rates would increase, but there would be no corresponding increase in interest income on all loan products. This is due to the Bank’s prime rate currently being 74 basis points higher than Wall Street Journal Prime Rate of 3.25% as of March 31, 2010 and certain interest rate floors that are in place on consumer lines of credit and other loans. The interest rate simulation is an estimate based on assumptions, which are based in part on past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic times, the reliability of the Corporation’s interest rate simulation model is more uncertain. Actual customer behavior may be significantly different than expected behavior, which could cause an unexpected outcome which might translate into lower net interest income.

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

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of March 31, 2010:

(dollars in millions)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$71.7	$—	$—	$—	$—	$71.7
Money market funds	0.4	—	—	—	—	0.4
Available for sale securities	72.1	35.1	30.2	36.4	—	173.8
Loans and leases(1)	367.2	76.9	355.5	95.7	—	895.3
Allowance for loan and lease losses	—	—	—	—	(9.7)	(9.7)
Cash and due from banks	—	—	—	—	18.0	18.0
Other assets	—	0.2	0.4	0.1	71.0	71.7

Total assets	$511.4	$112.2	$386.1	$132.2	$79.3	$1,221.2

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$75.6	$18.8	$100.3	$—	$—	$194.7
Savings, NOW and market rate	85.9	76.0	266.2	63.6	—	491.7
Time deposits	42.1	53.6	41.1	0.1	—	136.9
Other wholesale deposits	47.7	—	—	—	—	47.7
Wholesale time deposits	21.8	16.4	5.1	—	—	43.3
Borrowed funds	11.8	42.9	77.5	10.0	—	142.2
Subordinated debt	22.5	—	—	—	—	22.5
Mortgage payable	—	0.2	1.9	—	—	2.1
Other liabilities	—	—	—	—	33.8	33.8
Shareholders’ equity	3.8	11.4	60.7	30.4	—	106.3

Total liabilities and shareholders’ equity	$311.2	$219.3	$552.8	$104.1	$33.8	$1221.2

Interest earning assets	$511.4	$112.0	$385.7	$132.1	$—	$1141.2
Interest bearing liabilities	231.8	189.1	391.8	73.7	—	886.4

Difference between interest earning assets and interest bearing liabilities	$279.6	$(77.1)	$(6.1)	$58.4	$—	$254.8

Cumulative difference between interest earning assets and interest bearing liabilities	$219.5	$182.2	$238.1	$270.2	$—	$254.8

Cumulative earning assets as a % of cumulative interest bearing liabilities	221%	148%	124%	129%	—	129%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should theoretically experience an increase in net interest income during that time period. It should be noted that the GAP analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The GAP report measures the timing of changes in rate, but not the true weighting of any specific line item. Accordingly, if rates decline, theoretically net interest income will also decline. This position is similar to the Corporation’s position at December 31, 2009.

PROVISION FOR LOAN AND LEASE LOSSES

General Discussion of the Allowance for Loan and Lease Losses

The Corporation uses the allowance method of accounting for credit losses. The balance in the allowance for loan and lease losses (“allowance”) is determined based on the Corporation’s review and evaluation of the loan and lease portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including the Corporation’s assumptions as to future delinquencies, recoveries and losses.

Increases to the allowance are implemented through a corresponding provision (expense) in the Corporation’s statement of income. Loans and leases deemed uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance.

While the Corporation considers the allowance to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or the Corporation’s assumptions as to future delinquencies, recoveries and losses and the Corporation’s intent with regard to the disposition of loans. In addition, the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia, as an integral part of their examination process, periodically review the Corporation’s allowance.

The Corporation’s allowance is the accumulation of four components that are calculated based on various independent methodologies. All components of the allowance are estimations. The Corporation discusses these estimates earlier in this document under the heading of “Critical Accounting Policies, Judgments and Estimates”. The four components are as follows:

•

Specific Loan Evaluation Component – Includes the specific evaluation of larger classified loans. The Corporation evaluates larger, classified loans with greater scrutiny to calculate an appropriate allowance for the identified loan.

•	Historical Charge-Off Component – Applies a three year rolling historical charge-off rate to pools of non-classified loans excluding leases.

•

Additional Factors Component – The loan and lease portfolios are broken down into multiple homogeneous sub-classifications upon which multiple factors (such as delinquency trends, economic conditions, loan terms, credit grade, state of origination, industry, other relevant information and regulatory environment) are evaluated resulting in an allowance amount for each of the sub-classifications. The sum of these amounts equals the Additional Factors Component. These additional factors are reviewed by the Corporation on a quarterly basis to reflect changes in each homogeneous sub-classification identified.

•

Unallocated Component – This amount represents a reserve against all loans and leases for factors not included in the components above. The unallocated component of the Allowance is available for use against any portion of the loan and lease portfolio.

Given the difficult national economic conditions since 2008, it has been recommended by regulators in general that recent charge-off history be given more weight in the ALLL calculation. The Corporation is aware of these recommendations and refined the historical charge-off component of the allowance to a three year rolling historical average in the first quarter of 2010 from a five year rolling historical average in prior periods. The Corporation believes its ALLL methodology adequately provides the appropriate weighting to current charge-off history in the aggregate, primarily through the specific loan and additional factor components of the allowance methodology. The Corporation will continue to evaluate its ALLL methodology on a quarterly basis and will make appropriate adjustments as needed.

Asset Quality and Analysis of Credit Risk

Credit quality on the overall loan and lease portfolio remains stable at March 31, 2010 as total non-performing loans and leases of $6.9 million were 77 basis points of total loans and leases. This compares to non-performing loans and leases of $6.9 million or 78 basis points at December 31, 2009. While total non-performing loans and leases remained constant during the quarter ended March 31, 2010, non-accrual loans decreased $366 thousand and loans 90 days past due increased $347 thousand, partially offsetting each other. The majority of non-performing loans are adequately secured by collateral that can substantially liquidate the associated debt.

As of March 31, 2010 the Corporation had no OREO assets. The reduction of $1.0 million in OREO from December 31, 2009 is due to a first quarter 2010 sale of OREO resulting in a $152 thousand loss. On April 15, 2010, the Corporation foreclosed on a $1.5 million commercial loan which was included in total non-performing loans at March 31, 2010. The Corporation expects to fully recover the outstanding loan balance. Additionally, included in non-performing loans as of March 31, 2010 is a $595 thousand construction loan secured by two newly constructed homes. The Corporation anticipates foreclosing on this property during the second quarter of 2010. Non-performing assets at March 31, 2010 totaled $6.9 million or 56 basis points of total assets, a decrease of $1.0 million from $7.9 million in non-performing assets at December 31, 2009.

In the first quarter of 2010, net loan charge-offs were $3.3 million, with $3.0 million of this charge-off related to a $5.1 million commercial loan which had a $750 thousand specific reserve at December 31, 2009. This commercial loan relationship is involved in the building and construction industry and experienced a sharp decline in sales due to this past winter’s severe weather. The balance of the loan after the charge-off is classified as a performing loan, which was restructured in April 2010 and was a TDR at this date. In total, $990 thousand of the $3.3 million first quarter net loan charge-offs was specifically reserved for at December 31, 2009. This compares with net loan charge-offs of $414 thousand in the fourth quarter of 2009 and $405 thousand in the first quarter of 2009.

In the first quarter of 2010, net lease charge-offs totaled $545 thousand compared to $764 thousand in the fourth quarter of 2009 and $1.4 million in the first quarter of 2009. The Corporation made certain lease underwriting adjustments in prior years and continued to tighten these standards in 2010 to mitigate potential losses, including the reduction of broker relationships, the curtailment of lease originations in certain geographical regions, reductions in the maximum dollar amount of each lease, changes to equipment categories, and higher credit quality minimum requirements. These adjustments and others have improved overall lease portfolio performance as net charge-offs have declined each quarter since March 31, 2009. The lease portfolio balance was $44.0 million at March 31, 2010, down from $47.8 million at December 31, 2009 and $57.7 million at March 31, 2009.

Please refer to the Summary of Changes in the Allowance for Loan and Lease Losses on the next page for further information.

Non Performing Assets and Related Ratios

	At or for the Period Ended
(dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Non-Performing Assets:
Non-accrual loans and leases	$5,880	$6,246	$3,020
Loans and leases 90 days or more past due - still accruing	1,015	668	975

Total non-performing loans and leases	6,895	6,914	3,995
Other real estate owned (“OREO”)	—	1,025	1,315

Total non-performing assets	$6,895	$7,939	$5,310

Troubled Debt Restructures (“TDRs”): *
Total TDRs	$3,893	$3,896	$—
Less: TDRs in non-performing loans and leases	2,048	2,274	—

TDRs not included in non-performing loans and leases	$1,845	$1,622	$—

Allowance for loan and lease losses to non-performing assets	141.3%	131.3%	199.8%
Allowance for loan and lease losses to total non-performing loans and leases	141.3%	150.8%	269.4%
Non-performing loans and leases to total portfolio loans	0.77%	0.78%	0.45%
Allowance for loan losses to portfolio loans	1.09%	1.18%	1.13%
Non-performing assets to total assets	0.56%	0.64%	0.45%
Net loan and lease charge-offs/average quarterly loans and leases	1.70%	0.77%	0.79%
Period end portfolio loans and leases	$893,100	$885,739	$893,477
Average quarterly portfolio loans and leases	$892,184	$882,956	$897,215
Allowance for loan and lease losses	$9,740	$10,424	$10,137

*	Not included in the table is a commercial loan for which there was a TDR with a recorded investment in the loan of $2.1 million, in April 2010.

The allowance for loan and lease losses for the quarter ended March 31, 2010 was $9.7 million compared with $10.4 million at December 31, 2009. The allowance for loan and lease losses as a percentage of total loans was 1.09% at March 31, 2010 compared with 1.18% at December 31, 2009.

Summary of Changes in the Allowance For Loan and Lease Losses

	Three Months Ended March 31		Year Ended December 31 2009
(dollars in thousands)	2010	2009
Balance, beginning of period	$10,424	$10,332	$10,332
Charge-offs:
Consumer	(12)	(9)	(45)
Commercial and industrial	(3,240)	(398)	(1,933)
Construction	—	—	(382)
Real estate	—	—	(53)
Leases	(694)	(1,451)	(4,957)

Total charge-offs	(3,946)	(1,858)	(7,370)
Recoveries:
Consumer	—	3	8
Commercial and industrial	—	—	—
Construction	—	—	—
Real estate	—	—	1
Leases	149	69	569

Total recoveries	149	72	578

Net (charge-offs) / recoveries	(3,797)	(1,786)	(6,792)
Provision for loan and lease losses	3,113	1,591	6,884

Balance, end of period	$9,740	$10,137	$10,424

NON-INTEREST INCOME

Three months ended March 31, 2010 Compared to the Same Period Ended March 31, 2009

Non-interest income for the first quarter of 2010 was $7.3 million, a decrease of $174 thousand or 2.3% from the $7.5 million in the first quarter of 2009. Fees for Wealth Management services increased 9.3%, loan servicing and late fees increased 30.9% and service charges on deposits increased 8.2% from the same period in 2009. These increases were offset by a decrease in other operating income of 39.7% from March 31, 2009. The Corporation’s strong performance in the net gain on the sale of residential mortgage loans of $1.9 million during the quarter ended March 31, 2009 decreased to $525 thousand at March 31, 2010, while the net gain on the sale of investments of $472 thousand during the quarter ended March 31, 2009 increased to $1.5 million during the quarter ended March 31, 2010.

First quarter 2010 Wealth Management Services revenue of $3.8 million increased $327 thousand or 9.3% over the $3.5 million in the first quarter of 2009. These revenues include fees from trust administration, investment management, brokerage, custody and estates. Wealth Management Services revenues were impacted by the improvements in the financial markets over the past 12 months along with the success of BMT Asset Management. Wealth Management Division assets increased 58.8% from $2.0 billion at March 31, 2009 to $3.1 billion at March 31, 2010.

Components of other operating income:

	For the Period Ended
(dollars in thousands)	March 31, 2010	March 31, 2009
Title insurance income	$15	$135
Other	87	243
Cash management	5	132
Insurance commissions	87	91
Safe deposit rentals	87	77
Commission and fees	114	65
VISA debit card income	74	61
Rent	43	58
Other investment income	17	16

Other operating income	$529	$878

NON-INTEREST EXPENSE

Three months ended March 31, 2010 Compared to the Same Period Ended March 31, 2009

Non-interest expense for the first quarter of 2010 was $11.9 million, an increase of $437 thousand or 3.8% from $11.5 million in the first quarter of 2009. Factors primarily contributing to this increase include due diligence and merger related expenses of $347 thousand, a $152 thousand net loss on the sale of OREO and a $276 thousand increase in professional fees related to collections and other initiatives partially offsetting the increase. Salaries and wages in the first quarter of 2010 were $5.3 million, a decrease of $192 thousand or 3.5% from the first quarter of 2009.

Occupancy and bank premises expense increased to $984 thousand, a $57 thousand or 6.1% increase from $927 thousand in the first quarter of 2009. This increase is primarily due to an overall increase in snow removal and general maintenance costs of running the Corporation.

Components of other operating expense:

	For the Period Ended
(dollars in thousands)	March 31, 2010	March 31, 2009
Other	$213	$224
Fidelity bond & insurance	62	61
Loan processing and closing	187	270
Other taxes	240	218
Computer processing	102	130
Telephone	76	93
Director fees	120	96
Postage	90	99
Temporary help & recruiting	131	101
Travel & entertaining	67	49
Security portfolio maintenance	56	43
Dues & memberships	25	29
Subscriptions	32	34
Stationary & supplies	69	74

Other operating expense	$1,470	$1,521

INCOME TAXES

Income taxes for the three months ended March 31, 2010 were $1.2 million compared to $1.4 million for the same period in 2009. This represents an effective tax rate of 34.8% for the three months ended March 31, 2010 compared to an effective tax rate of 35.0% for the same period in 2009.

BALANCE SHEET ANALYSIS

The total assets were $1.2 billion as of March 31, 2010, flat compared with the $1.2 billion at December 31, 2009. Deposit levels were $914.4 million at March 31, 2010, a decrease of $23.5 million or 2.5% from December 31, 2009, partially due to a temporary 2009 year-end inflow from one large commercial customer and a planned decline in time deposits. Deposit levels increased $27.6 million or 3.1% from March 31, 2009, as new core transaction account openings have continued to grow.

First quarter 2010 portfolio loan and lease balances of $893.1 million increased 0.8% or $7.4 million compared to $885.7 million at December 31, 2009, led primarily by a 3.8% or $10.1 million increase in commercial mortgages. Partially offsetting these increases was a decline in home equity lines and loans of $2.2 million or 1.2% and a planned decline in the lease portfolio of $3.8 million or 7.9%.

Average portfolio loan and leases for the first quarter of 2010 increased $9.2 million or 1.0% to $892.2 million compared to $883.0 million in the fourth quarter of 2009.

The table below compares portfolio loans and leases outstanding at March 31, 2010 and December 31, 2009. The table reflects a increase in total loans and leases of $7.4 million.

Commercial mortgage loans increased $10.1 million from December 31, 2009. This is largerly due to the Corporation developing opportunities for what we believe to be credit worthy borrowers in the Commercial real estate market who are not satisfied with their current lender. The commercial mortgage loans comprise 30.8% of the total loan and lease portfolio at March 31, 2010.

Home equity lines and loans decreased $2.2 million from December 31, 2009. This is due to several large payoffs and new volume was relatively flat in our local market area. The home equity loans and lines comprise is 19.7% of the total loan and lease portfolio at March 31, 2010.

Construction loans increased $3.1 million from December 31, 2009. The increase was partially due to the Corporation providing financing for the sale of its OREO property and providing financing for a small residential subdivision that was 100% pre-sold. Construction loans comprise 4.6% of the total loan and lease portfolio at March 31, 2010.

The planned decline in the leasing portfolio resulted in a $3.8 million decrease from December 31, 2009. However, trends within the leasing portfolio have shown improvement as net charge-offs have continually decreased on a quarterly basis from $1.4 million in the first quarter of 2009 to $545 thousand in the first quarter of 2010. The Corporation continues to focus its business development efforts on building banking relationships with local businesses, not-for-profit business and strong credit quality individuals.

	March 31, 2010	December 31, 2009	Change
(dollars in millions)			Dollars	Percentage
Real estate loans:
Consumer loans	$12.1	$12.7	$(0.6)	(4.7)%
Commercial and industrial loans	234.3	233.3	1.0	0.4%
Commercial mortgage loans	275.1	265.0	10.1	3.8%
Construction loans	41.5	38.4	3.1	8.1%
Residential mortgage loans	110.4	110.6	(0.2)	(0.2)%
Home equity lines and loans	175.7	177.9	(2.2)	(1.2)%
Leases	44.0	47.8	(3.8)	(7.9)%

Total portfolio loans and leases	$893.1	$885.7	$7.4	0.8%

Loans held for sale	$2.2	$3.0	$(0.8)	$(26.7)%

Quarterly average portfolio loans and leases	$892.2	$883.0	$9.2	1.0%

The Corporation’s investment portfolio had a fair value of $173.8 million at March 31, 2010, a decrease of $34.4 million or 16.5% from $208.2 million at December 31, 2009. The reduction resulted from sales that reduced exposure to mortgage-backed securities by $39.0 million. See the Liquidity section of this document for more detailed information on the Corporation’s investment portfolio.

As of March 31, 2010, liquidity remains strong as the Corporation had $62 million of cash balances at the Federal Reserve and $9 million in other interest-bearing accounts. As interest rates remain low, the Corporation continues to look for attractive yielding investments while placing a strong emphasis on liquidity without taking unnecessary risks in this recessionary economic environment. See the Liquidity section for more detailed information on the Corporation’s investment portfolio.

First quarter 2010 average total interest bearing deposits were $709.4 million, flat compared to the first quarter of 2009. Over the past 12 months, the Corporation had significant increases in money market and savings accounts. Funding from wholesale sources, which includes wholesale deposits, other wholesale deposits and borrowed funds, at March 31, 2010 was $233.3 million, which was essentially flat compared with the $233.1 million at December 31, 2009. The increase in deposit activity over the past twelve months reduced the Corporation’s dependency on more expensive wholesale funding.

The Corporation successfully attracted new core deposit balances in savings, NOW and market rate accounts. As of March 31, 2010 these accounts totaled $491.7 million, an increase of 1.8% from $483.0 million at December 31, 2009.

Deposits and borrowings at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009	Change
(dollars in millions)			Dollars	Percentage
Interest bearing demand	$143.7	$151.5	$(7.8)	(5.1)%
Money market	244.9	229.8	15.1	6.6%
Savings	103.2	101.7	1.5	1.5%
Other wholesale deposits	47.7	52.2	(4.5)	(8.6)%
Wholesale time deposits	43.3	36.1	7.2	19.9%
Time deposits	136.9	153.7	(16.8)	(10.9)%

Interest-bearing deposits	719.7	725.0	(5.3)	(0.7)%
Non-interest bearing deposits	194.7	212.9	(18.2)	(8.5)%

Total deposits	914.4	937.9	(23.5)	(2.5)%
FHLB advances	142.2	144.8	(2.6)	(1.8)%
Mortgage payable	2.1	2.1	—	—
Subordinated debt	22.5	22.5	—	—

Borrowed funds	166.8	169.4	(2.6)	(1.5)%

Total deposits and borrowings	$1,081.2	$1,107.3	$(26.1)	(2.4)%

Quarterly average deposits	$898.7	$909.4	$(10.7)	(1.2)%
Quarterly average borrowings and subordinated debt	168.5	170.6	(2.1)	(1.2)%

Quarterly average deposits and borrowings	$1,067.2	$1,080.0	$(12.8)	(1.2)%

Residential Mortgage Segment Activity

(dollars in millions)	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009	1st Qtr 2009
Residential loans held in portfolio *	$110.4	$110.7	$118.1	$120.5	$124.6
Mortgage originations	24.3	35.0	35.0	125.1	96.5
Mortgage loans sold:
Servicing retained	18.7	31.5	29.6	112.6	93.1
Servicing released	1.8	1.3	3.5	0.2	1.2

Total mortgage loans sold	$20.5	$32.8	$33.1	$112.8	$94.3

Servicing retained %	91.2%	96.0%	89.4%	99.8%	98.7%
Servicing released %	8.8%	4.0%	10.6%	0.2%	1.3%
Loans serviced for others *	$520.0	$514.9	$499.5	$490.2	$411.5
Mortgage servicing rights *	4.0	4.1	3.8	3.6	2.7
Gain on sale of loans	0.5	0.9	0.8	2.5	1.9
Loan servicing and late fees	0.4	0.4	0.4	0.3	0.3
Amortization of MSR’s	0.2	0.2	0.2	0.3	0.2
Impairment (recovery) of MSR’s	0.0	(0.2)	0.0	(0.1)	0.2
Basis point yield on loans sold (includes MSR income)	256 bp	262 bp	230 bp	223 bp	199 bp

*	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $106.3 million or 8.7% of total assets as of March 31, 2010, compared to $103.9 million or 8.4% of total assets as of December 31, 2009. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2010 and December 31, 2009:

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
March 31, 2010:
Total (Tier II) Capital to Risk Weighted Assets
Corporation	$134,150	12.78%	$105,005	10.00%
Bank	129,732	12.41%	104,559	10.00%
Tier I Capital to Risk Weighted Assets
Corporation	101,871	9.70%	63,003	6.00%
Bank	97,453	9.32%	62,735	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Consolidated	101,871	8.63%	58,990	5.00%
Bank	97,453	8.28%	58,829	5.00%
Tangible Common Equity to Tangible Assets
Consolidated	—	7.82%	—	—
Bank	—	6.91%	—	—
December 31, 2009:
Total (Tier II) Capital to Risk Weighted Assets
Corporation	$132,226	12.53%	$105,533	10.00%
Bank	128,185	12.20%	105,092	10.00%
Tier I Capital to Risk Weighted Assets
Corporation	99,277	9.41%	63,320	6.00%
Bank	95,236	9.06%	63,055	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Corporation	99,277	8.35%	59,478	5.00%
Bank	95,236	8.03%	59,327	5.00%
Tangible Common Equity to Tangible Assets
Consolidated	—	7.51%	—	—
Bank	—	7.22%	—	—

Both the Corporation and the Bank exceed the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented. Neither the Corporation nor the Bank are under any agreement with regulatory authorities, nor is Corporation aware of any current recommendations by the regulatory authorities, which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Corporation. There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

Liquidity

The Corporation’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, purchasing federal funds, selling loans in the secondary market, borrowing from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank, and purchasing and issuing wholesale certificates of deposit as its secondary sources.

Unused availability is detailed on the following table:

(dollars in millions)	3/31/10	% Unused	12/31/09	% Unused	$ Change	% Change
Federal Home Loan Bank of Pittsburgh	$297.4	67.7%	$302.7	67.6%	$(5.3)	(1.8)%
Federal Reserve Bank of Philadelphia	60.1	100.0%	55.3	100.0%	4.8	8.7%
Fed Funds Lines (7 banks)	75.0	100.0%	75.0	100.0%	—	—

Total	$432.5	75.3%	$433.0	74.9%	$(0.5)	(0.1)%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

As of March 31, 2010 the Corporation held $7.9 million of FHLB-P stock which is included in other assets. As of December 31, 2008 the FHLB-P announced it had voluntarily suspended the payment of dividends and the repurchase of excess capital stock until further notice. The Corporation’s use of FHLB-P borrowings as a source of funds is effectively more expensive due to the suspension of FHLB-P dividends and the related capital stock redemption restrictions. It should be noted that the FHLB-P capital ratios remained above regulatory guidelines. The suspension of dividends and repurchase of excess capital stock will continue until further notice by the FHLB-P.

The Corporation has an agreement with Promotory Interfinancial Network, LLC to provide up to $75 million of Insured Network Deposits (“IND”) from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The Corporation had $37.6 million in balances at March 31, 2010 under this program which are classified on the balance sheet as other wholesale deposits.

The Corporation has an agreement with IDC to provide up to $10 million of money market deposits at an agreed upon rate currently at 1.00%. The Corporation had $10.1 million in balances at March 31, 2010 under this program which are classified on the balance sheet as other wholesale deposits.

Wholesale funding, which is defined as wholesale deposits and borrowed funds of $233.3 million at March 31, 2010 increased $165 thousand or .07% from year end 2009 balances of $233.1 million. Wholesale funding as a percentage of total funding which is defined as total deposits, FHLB advances, Federal Funds borrowings and Federal Reserve borrowings was 22.1% at March 31, 2010 compared to 21.5% at December 31, 2009. The Corporation continually evaluates the capacity and cost of continuing to fund earning asset growth with wholesale deposits. The Corporation believes that it has sufficient capacity to fund expected 2010 earning asset growth with wholesale sources, along with deposit growth from the West Chester Regional Banking Center and strong deposit inflows from troubled institutions.

The Corporation’s investment portfolio decreased $34.4 million or 16.5% to $173.8 million at March 31, 2010 from $208.2 million at December 31, 2009. The decrease in the investment portfolio resulted from sales that reduced exposure to mortgage-backed securities by $39.0 million due to historically tight spreads between mortgage-backed securities and treasuries, the uncertainties surrounding the end of the Federal government’s mortgage buying program and to limit extension risk as the Corporation expects interest rates to rise. On March 31, 2010, the fair value of the Corporation’s investment securities portfolio was $173.8 million, $904 thousand or 0.5% above the amortized cost. The Corporation’s investment portfolio is 14.2% of total assets at March 31, 2010 compared to 16.8% of total assets at December 31, 2009. The Corporation’s policy is to keep the investment portfolio at a minimum of 10% of total assets. The investment portfolio provides the Corporation with the opportunity to utilize the securities to borrow additional funds through the FHLB-P, Federal Reserve or through other repurchase agreements.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2010 were $331.4 million compared to $334.0 million at December 31, 2009.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2010 amounted to $20.2 million compared to $18.4 million at December 31, 2009.

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

Contractual Cash Obligations of the Corporation as of March 31, 2010:

(In millions)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$734.1	$734.1	$—	$—	$—
Wholesale and time deposits	180.3	134.0	45.1	1.1	0.1
Operating leases	20.6	1.4	2.5	2.0	14.7
Subordinated debt	22.5	—	—	—	22.5
Borrowings	142.2	45.0	69.7	17.5	10.0
Mortgage payable	2.0	0.1	0.1	0.1	1.7
Purchase obligations	4.6	1.7	1.9	1.0	—
Non-discretionary pension contributions	2.0	0.1	0.3	0.3	1.3

Total	$1,108.3	$916.4	$119.6	$22.0	$50.3

Other Information

Regulatory Matters and Pending Legislation

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

There has been no material change to the Corporation’s and Bank’s exposure to market risk since December 31, 2009. For further discussion of quantitative and qualitative disclosures about market risks, please refer to the Corporation’s 2009 Annual Report and Form 10-K of which it forms a part.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors included in the Corporation’s 2009 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the first quarter of 2010 (1)  :

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2010 – January 31, 2010	—	$—	—	195,705
February 1, 2010 – February 28, 2010	—	$—	—	195,705
March 1, 2010 – March 31, 2010	—	$—	—	195,705

Total	—	$—	—	195,705

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

Unregistered Sales of Equity Securities

On April 20, 2009, in accordance with and reliance on the exemption provided by Section 4(2) of the Securities Act, the Corporation sold 150,061 shares of its common stock, par value $1.00 per share (“Shares”), in a private placement of securities to a purchaser which qualifies as an accredited investor under Rule 501(a) of Regulation D under the Securities Act. The purchase price per Share was equal to the average closing price of shares of the Corporation’s common stock on the NASDAQ Global Market for the thirty trading days ending on April 16, 2009, which equaled $16.66 per Share. The aggregate purchase price for the Shares sold was $2,500,000. The Corporation did not pay any underwriting discounts or commissions and did not pay any brokerage fees in connection with the sale of the Shares. The Shares sold constitute 1.7% of the number of outstanding shares of the Corporation’s common stock, as determined immediately after the closing of the sale. Proceeds were used to satisfy working capital requirements and general corporate purposes.

Use of Proceeds from Registered Securities

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission a prospectus supplement pursuant to Section 424(b)(2) of the Securities Act (“Prospectus Supplement”) in order to issue up to 850,000 shares of common stock under its shelf registration statement on Form S-3/A (Registration No. 333-15988) (the “Shelf Registration Statement”) in connection with a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”). The DRIP is intended to allow both existing shareholders and new investors to increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions.

The Corporation had 175,094 shares registered within the DRIP eligible for the 3% discount on reinvested dividends as of May 7, 2010.

The Corporation’s DRIP, since inception through April 26, 2010, has issued 195,062 shares, which raised $3.0 million (net of expenses) in capital of which all has been used to increase regulatory capital and for general corporate purposes.

A reasonable estimate of the Corporation’s expenses incurred with respect to the Shelf Registration Statement and the DRIP from the effective date of the Shelf Registration Statement through March 31, 2010 consists of direct payments to the parties in the amounts indicated below.

(dollars in thousands)
Expenses:
Legal Fees	$95
Accounting Fees	20

Total	$115

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Reserved.

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

Exhibit No.	Description and References
10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s
Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.23	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.24**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: May 10, 2010	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: May 10, 2010	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Principal Financial Officer

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit 10.24**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.