Form 10-Q
period 2010-06-30
BRYN MAWR BANK CORP
filed 2010-08-09
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2010

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

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2010
Common Stock, par value $1	11,953,624

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009
Interest income:
Interest and fees on loans and leases	$12,740	$12,965	$25,409	$25,967
Interest on cash and cash equivalents	37	92	52	192
Interest on investment securities	1,047	1,165	2,257	2,356

Total interest income	13,824	14,222	27,718	28,515
Interest expense:
Savings, NOW, and market rate accounts	666	798	1,323	1,614
Time deposits	458	1,316	911	2,869
Wholesale deposits	241	616	477	1,429
FHLB advances	1,099	1,251	2,229	2,515
Subordinated debt	280	306	553	527
Mortgage payable	29	23	57	23

Total interest expense	2,773	4,310	5,550	8,977
Net interest income	11,051	9,912	22,168	19,538
Provision for loan and lease losses	994	1,686	4,107	3,277

Net interest income after provision for loan and lease losses	10,057	8,226	18,061	16,261
Non-interest income
Fees for wealth management services	3,898	3,621	7,729	7,124
Service charges on deposits	488	490	990	954
Loan servicing and other fees	379	343	761	634
Net gain on sale of residential mortgage loans	606	2,516	1,131	4,393
Net gain on sale of investments	—	—	1,544	472
Net gain on trading investments	—	80	—	80
Other operating income	519	751	1,046	1,629

Total non-interest income	5,890	7,801	13,201	15,286
Non-interest expenses:
Salaries and wages	5,345	5,626	10,632	11,105
Employee benefits	1,364	1,462	2,922	3,044
Occupancy and bank premises	901	906	1,885	1,833
Furniture, fixtures, and equipment	557	612	1,152	1,198
Advertising	256	346	518	578
Amortization of mortgage servicing rights	210	256	409	451
Impairment (recovery) of mortgage servicing rights	177	(115)	218	89
Intangible asset amortization	77	77	154	154
FDIC insurance	299	357	613	679
FDIC special assessment	—	540	—	540
Net loss on sale of other real estate owned (“OREO”)	—	—	152	—
Merger related expenses	637	—	985	—
Professional fees	459	544	1,078	887
Other operating expenses	1,821	1,676	3,290	3,197

Total non-interest expenses	12,103	12,287	24,008	23,755
Income before income taxes	3,844	3,740	7,254	7,792
Income tax expense	1,438	1,291	2,625	2,711

Net income	$2,406	$2,449	$4,629	$5,081

Basic earnings per common share	$0.25	$0.28	$0.50	$0.59
Diluted earnings per common share	$0.25	$0.28	$0.50	$0.58
Dividends declared per share	$0.14	$0.14	$0.28	$0.28
Weighted-average basic shares outstanding	9,740,089	8,745,708	9,319,380	8,674,453
Dilutive potential shares	12,476	21,601	11,747	20,050

Adjusted weighted-average diluted shares	9,752,565	8,767,309	9,331,127	8,694,503

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

(dollars in thousands, except share and per share data)	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$14,593	$11,670
Interest bearing deposits with banks	43,943	58,472
Money market funds	86	9,175

Cash and cash equivalents	58,622	79,317
Investment securities available for sale, at fair value (amortized cost of $252,435 and $206,689 as of June 30, 2010 and December 31, 2009 respectively)	254,888	208,224
Loans held for sale	4,254	3,007
Portfolio loans and leases	899,290	885,739
Less: Allowance for loan and lease losses	(9,841)	(10,424)

Net portfolio loans and leases	889,449	875,315

Premises and equipment, net	21,779	21,438
Accrued interest receivable	4,773	4,289
Deferred income taxes	4,596	4,991
Mortgage servicing rights	3,759	4,059
FHLB stock	7,916	7,916
Goodwill	6,301	6,301
Intangible assets	5,267	5,421
Other investments	3,086	3,140
Other assets	15,982	15,403

Total assets	$1,280,672	$1,238,821

Liabilities
Deposits:
Non-interest-bearing demand	$204,898	$212,903
Savings, NOW and market rate accounts	510,100	482,987
Other wholesale deposits	63,260	52,174
Wholesale time deposits	33,421	36,118
Time deposits	141,803	153,705

Total deposits	953,482	937,887

FHLB advances	139,640	144,826
Mortgage payable	2,031	2,062
Subordinated debt	22,500	22,500
Accrued interest payable	1,520	1,987
Other liabilities	27,318	25,623

Total liabilities	1,146,491	1,134,885

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 13,465,607 and 11,786,084 shares as of June 30, 2010 and December 31, 2009, respectively, and outstanding of 10,550,619 and 8,866,420 as of June 30, 2010 and December 31, 2009, respectively	13,465	11,786
Paid-in capital in excess of par value	43,047	17,705
Accumulated other comprehensive loss, net of taxes	(5,860)	(6,913)
Retained earnings	113,415	111,290

	164,067	133,868
Less: Common stock in treasury at cost — 2,914,988 and 2,919,664 shares as of June 30, 2010 and December 31, 2009, respectively	(29,886)	(29,932)

Total shareholders’ equity	134,181	103,936

Total liabilities and shareholders’ equity	$1,280,672	$1,238,821

Book value per share	$12.72	$11.72
Tangible book value per share	$11.62	$10.40

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(dollars in thousands)	2010	2009
Operating activities:
Net Income	$4,629	$5,081
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,107	3,277
Provision for depreciation and amortization	1,572	1,385
Loans originated for resale	(42,460)	(206,512)
Proceeds from loans sold	42,344	207,092
Purchase of trading securities	—	(5,025)
Gain on trading securities	—	(80)
Net gain on sale of residential mortgages	(1,131)	(4,393)
Provision for deferred income taxes (benefit)	(210)	(374)
Stock based compensation cost	220	141
Change in income taxes payable/receivable	1,270	1,524
Change in accrued interest receivable	(484)	(163)
Change in accrued interest payable	(467)	(759)
Change in mortgage servicing rights	300	(1,440)
Loss on sale of OREO	152	—
Net change in intangible assets	154	154
Other, net	(1,295)	4,378

Net cash provided by operating activities	8,701	4,286

Investing activities:
Purchases of investment securities	(178,965)	(67,390)
Proceeds from maturity of investment securities and mortgage-backed securities paydowns	7,035	14,737
Proceeds from sale of investment securities available for sale	37,490	12,946
Proceeds from calls of investment securities	90,910	6,500
Net change in other investments	37	29
Proceeds from BOLI repayment	—	15,585
Net portfolio loan and lease repayments (originations)	(20,211)	16,823
Purchases of premises and equipment	(1,286)	(1,030)
Contingent earn-out payment for Lau Associates	—	(195)
Proceeds from sale of OREO	873	—

Net cash used by investing activities	(64,117)	(1,995)

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	19,108	68,517
Change in time deposits	(11,902)	(11,368)
Change in wholesale time and other wholesale deposits	8,389	(32,642)
Dividends paid	(2,504)	(2,432)
Increase in borrowed funds greater than 90 days	—	—
Repayment of borrowed funds greater than 90 days	(5,186)	(5,014)
Increase in subordinated debt	—	7,500
Mortgage payable	(31)	2,090
Purchase of treasury stock	—	(42)
Tax benefit from exercise of stock options	46	63
Proceeds from issuance of common stock	26,629	2,558
Proceeds from exercise of stock options	172	461

Net cash provided by financing activities	34,721	29,691

Change in cash and cash equivalents	(20,695)	31,982
Cash and cash equivalents at beginning of period	79,317	68,985

Cash and cash equivalents at end of period	$58,622	$100,967

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$1,497	$1,499
Interest	$6,017	$9,736
Supplemental cash flow information:
Unsettled AFS Securities	10,802	11,881
Change in unrealized losses on AFS Securities and Pension	1,619	1,281
Change in deferred taxes due to change in comprehensive income	566	448
Transfer of loans to other real estate owned	1,970	1,897

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Six months ending June 30, 2009
(in thousands, except for share information)	Shares of Common Stock issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2008	11,513,782	$11,514	$12,983	$105,845	$(7,995)	$(29,934)	$92,413
Net income	—	—	—	5,081	—	—	5,081
Dividends declared, $0.28 per share	—	—	—	(2,432)	—	—	(2,432)
Other comprehensive income, net of taxes	—	—	—	—	833	—	833
Stock based compensation	—	—	553	—	—	—	553
Tax benefit from gains on stock option exercise	—	—	63	—	—	—	63
Purchase of treasury stock	—	—	—	—	—	(42)	(42)
Retirement of treasury stock	(4,522)	(4)	(40)	—	—	44	—
Common stock issued	154,583	154	2,404	—	—	—	2,558
Stock options exercised	36,900	37	424	—	—	—	461

Balance June 30, 2009	11,700,743	$11,701	$16,387	$108,494	$(7,162)	$(29,932)	$99,488

	Six months ending June 30, 2010
Balance December 31, 2009	11,786,084	$11,786	$17,705	$111,290	$(6,913)	$(29,932)	$103,936
Net income	—	—	—	4,629	—	—	4,629
Dividends declared, $0.28 per share	—	—	—	(2,504)	—	—	(2,504)
Other comprehensive income, net of taxes	—	—	—	—	1,053	—	1,053
Stock based compensation	—	—	220	—	—	—	220
Tax benefit from gains on stock option exercise	—	—	46	—	—	—	46
Retirement of treasury stock	(4,676)	(5)	(41)	—	—	46	—
Common stock issued	119,832	120	1,776	—	—	—	1,896
Stock options exercised	16,200	16	156	—	—	—	172
Registered direct offering	1,548,167	1,548	23,185	—	—	—	24,733

Balance June 30, 2010	13,465,607	$13,465	$43,047	$113,415	$(5,860)	$(29,886)	$134,181

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited

	Three Months Ended June 30,
(dollars in thousands)	2010	2009
Net Income	$2,406	$2,449
Other comprehensive income:
Unrealized investment gains net of tax expense $542 and $292, respectively	1,007	542
Change in unfunded pension liability, net of tax expense $99 and $125, respectively	183	233

Total comprehensive income	$3,596	$3,224

	Six Months Ended June 30,
(dollars in thousands)	2010	2009
Net Income	$4,629	$5,081
Other comprehensive income:
Unrealized investment gains net of tax expense $321 and $264, respectively	597	490
Change in unfunded pension liability, net of tax expense $245 and $184, respectively	456	343

Total comprehensive income	$5,682	$5,914

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

(Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2009 Annual Report on Form 10-K (“2009 Annual Report”). The Corporation’s consolidated financial condition and results of operations consist almost entirely of The Bryn Mawr Trust Company’s (the “Bank”) financial condition and results of operations.

The results of operations for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Previous Quarter Adjustments:

The consolidated statement of cash flows for the six months ended June 30, 2009 has been revised from the presentation of that statement in our June 30, 2009 Form 10-Q. Our decision to make this immaterial correction of a prior period error was disclosed in our September 30, 2009 Form 10-Q. This revision is a result of the incorrect classification of the “Purchase of trading securities” line item within the “Net cash used in investing activities” section of the initially filed June 30, 2009 consolidated cash flow statement. This error resulted from a misclassification between investing activities and operating activities related to the Corporation’s purchase of a trading security during the second quarter of 2009. The following table outlines the corrections to the cash flow statement for the six month period ended June 30, 2009 (dollars in thousands).

	As Reported June 30, 2009	Adjustments	As Revised June 30, 2009
Purchase of trading securities	$—	$(5,025)	$(5,025)
Net cash provided by operating activities	9,311	(5,025)	4,286

Purchase of trading securities	(5,025)	5,025	—
Net cash used in investing activities	(7,020)	5,025	(1,995)

The Corporation presented these revised amounts in the June 30, 2009 cash flow information presented in this Form 10-Q for the quarter ending June 30, 2010. This error was not deemed to be material.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net income available to common shareholders	$2,406	$2,449	$4,629	$5,081

Denominator for basic earnings per share – weighted average shares outstanding	9,740,089	8,745,708	9,319,380	8,674,453
Effect of dilutive potential common shares	12,476	21,601	11,747	20,050

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	9,752,565	8,767,309	9,331,127	8,694,503

Basic earnings per share	$0.25	$0.28	$0.50	$0.59
Diluted earnings per share	$0.25	$0.28	$0.50	$0.58
Antidilutive shares excluded from computation of average dilutive earnings per share	854,996	631,064	907,196	695,633

3. Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses charged as an expense. Loans are charged against the allowance for loan and lease losses when the Corporation believes that such amounts are uncollectible. The allowance for loan and lease losses is maintained at a level that the Corporation believes is sufficient to absorb estimated probable credit losses. Note 1 – Summary of Significant Accounting Policies – Allowance for Loan and Lease Losses, included in the Corporation’s 2009 Annual Report contains additional information relative to the Corporation’s determination of the adequacy of the allowance for loan and lease losses.

4. Investment Securities

The amortized cost and estimated fair value of investments, all of which were classified as available for sale, are as follows:

As of June 30, 2010

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Obligations	$5,013	$135	$—	$5,148
Obligations of the U.S. Government and agencies	167,455	1,031	(46)	168,440
State & political subdivisions	25,978	341	(3)	26,316
Federal agency mortgage-backed securities	11,665	433	—	12,098
Government agency mortgage-backed securities	2,490	23		2,513
Other debt securities	1,250	—	—	1,250

Total fixed income investments	$213,851	$1,963	$(49)	$215,765
Bond – mutual funds	38,584	539	—	39,123

Total	$252,435	$2,502	$(49)	$254,888

As of December 31, 2009

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and agencies	$85,462	$75	$(476)	$85,061
State & political subdivisions	24,859	197	(32)	25,024
Federal agency mortgage-backed securities	49,318	1,634	—	50,952
Government agency mortgage-backed securities	8,607	121	(10)	8,718
Other debt securities	1,500	—	(1)	1,499

Total fixed income investments	$169,746	$2,027	$(519)	$171,254
Bond – mutual funds	36,943	140	(113)	36,970

Total	$206,689	$2,167	$(632)	$208,224

The following table shows the amount of securities that were in an unrealized loss position:

As of June 30, 2010

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Government and agencies	$14,396	$(46)	$—	$—	$14,396	$(46)
State & political subdivisions	1,723	(3)	—	—	1,723	(3)

Total	$16,119	$(49)	$—	$—	$16,119	$(49)

As of December 31, 2009

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Government and agencies	$43,166	$(476)	$—	$—	$43,166	$(476)
State & political subdivisions	8,631	(32)	—	—	8,631	(32)
Government agency mortgage backed securities	2,535	(10)	—	—	2,535	(10)
Other debt securities	399	(1)	—	—	399	(1)

Total fixed income investments	$54,731	$(519)	$—	$—	$54,731	$(519)
Bond – mutual funds	19,491	(113)	—	—	19,491	(113)

Total	$74,222	$(632)	$—	$—	$74,222	$(632)

The Corporation evaluates debt securities in the investment portfolio, which include U.S. Government agencies, Government sponsored agencies, municipalities and other issuers, for other-than-temporary impairment and considers current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities in the investment portfolio are highly rated as investment grade and the Corporation believes that it will not incur any material losses with respect to such securities. The unrealized losses presented in the table above are temporary in nature as they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within the Corporation’s investment portfolio. None of the investments in the tables above is believed to be other-than-temporarily impaired. The Corporation intends to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

At June 30, 2010, securities having an amortized cost of $76.7 million were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank (“FRB”) discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB-P”) borrowings and other purposes. The FHLB-P has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB-P.

The amortized cost and estimated fair value of available for sale investment securities at June 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,769	$4,772
Due after one year through five years	111,803	112,347
Due after five years through ten years	65,973	66,698
Due after ten years	17,151	17,337

Subtotal	199,696	201,154
Mortgage backed securities	14,155	14,611

Total available for sale securities	$213,851	$215,765

Included in the investment portfolio, but not in the table above are bond mutual funds with a fair value of $39.1 million and an amortized cost of $38.6 million which do not have a final stated maturity or a constant stated coupon rate.

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

The following table provides information about options outstanding for the three-months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding March 31, 2010	1,006,396	$19.81	$4.42
Granted	—	—	—
Forfeited	—	—	—
Exercised	(9,200)	$10.61	$2.02

Options outstanding June 30, 2010	997,196	$19.90	$4.44

The following table provides information about unvested options for the three-months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options March 31, 2010	348,743	$20.87	$4.78
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—

Unvested options June 30, 2010	348,743	$20.87	$4.78

The following table provides information about options outstanding for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2009	1,013,396	$19.75	$4.41
Granted	—	—	—
Forfeited/Expired	—	—	—
Exercised	(16,200)	$10.62	$2.02

Options outstanding June 30, 2010	997,196	$19.90	$4.44

The following table provides information about unvested options for the six-months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2009	350,076	$20.88	$4.78
Granted	—	—	—
Vested	(1,333)	$23.77	$6.82
Forfeited	—	—	—

Unvested options June 30, 2010	348,743	$20.87	$4.78

The total not-yet-recognized compensation expense of unvested stock options is $1.2 million. This expense will be recognized over a weighted average period of 40 months.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 were as follows:

(dollars in thousands)	2010	2009
Proceeds from strike price of options exercised	$172.1	$461.5
Related tax benefit recognized	45.8	62.9

Proceeds of options exercised	$217.9	$524.4

Intrinsic value of options exercised	$120.5	$165.6

The following table provides information about options outstanding and exercisable options at June 30, 2010:

	Outstanding	Exercisable
Number	997,196	648,453
Weighted average exercise price	$19.90	$19.38
Aggregate intrinsic value (in thousands)	$230.6	$230.6
Weighted average contractual term (in years)	5.71	4.26

For the six months ended June 30, 2010 there were no options granted. See Subsequent Event Footnote 16 for additional information.

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

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the three months ended June 30, 2010 and 2009:

	For Three Months Ended June 30
	SERP		QDBP		PRBP
	2010	2009	2010	2009	2010	2009
Service cost	$46	$48	$12	$—	$—	$—
Interest cost	56	68	430	469	13	12
Expected return on plan assets	—	—	(489)	(501)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	22	36	—	—	(35)	(50)
Amortization of net loss	7	—	191	265	19	19

Net periodic benefit cost (benefit)	$131	$152	$144	$233	$3	$(13)

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the six months ended June 30, 2010 and 2009:

	For Six Months Ended June 30
	SERP		QDBP		PRBP
	2010	2009	2010	2009	2010	2009
Service cost	$92	$96	$24	$—	$—	$—
Interest cost	112	136	860	938	26	25
Expected return on plan assets	—	—	(978)	(1,003)	—	—
Amortization of transition obligation	—	—	—	—	12	13
Amortization of prior service costs	44	73	—	—	(70)	(101)
Amortization of net loss	14	—	382	531	38	38

Net periodic benefit cost (benefit)	$262	$305	$288	$466	$6	$(25)

QDBP: As stated in the Corporation’s 2009 Annual Report, the Corporation does not have any minimum funding requirements for its QDBP for 2010. As of June 30, 2010 no contributions have been made to the QDBP.

SERP: The Corporation contributed $34 thousand during the second quarter of 2010 and it is expected to contribute an additional $68 thousand to the SERP for the remaining six months of 2010.

PRBP: In 2005 the Corporation capped the maximum payment under the PBRP at 120% of the 2005 benefit. In 2010 the cost is at the cap.

7. Segment Information

The Corporation aggregates certain of its operations and has identified four “segments” as follows: Banking, Wealth Management, Mortgage Banking, and All Other. Footnote 28 – Segment Information, in the Notes to the Consolidated Financial Statements in the Corporation’s 2009 Annual Report provides additional descriptions of the identified segments.

Segment information for the quarter ended June 30, 2010 is as follows:

	Three Months Ended June 30, 2010
(dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$11,077	$2	$—	$(28)	$11,051
Less: Loan and lease loss provision	994	—	—	—	994

Net interest income after loan and lease loss provision	10,083	2	—	(28)	10,057
Other income:
Fees for wealth management services	—	3,898	—	—	3,898
Service charges on deposit accounts	488	—	—	—	488
Loan servicing and other fees	38	—	341	—	379
Net gain on sale of residential mortgage loans	—	—	606	—	606
Other operating income	457	8	43	11	519

Total other income	983	3,906	990	11	5,890
Other expenses:
Salaries and wages	3,186	1,742	266	151	5,345
Employee benefits	929	442	30	(37)	1,364
Occupancy and bank premises	1,255	204	49	(50)	1,458
Net impairment/amortization of mortgage servicing rights	—	—	387	—	387
Other operating expense	3,124	457	128	(160)	3,549

Total other expense	8,494	2,845	860	(96)	12,103

Segment profit	2,572	1,063	130	79	3,844
Intersegment pretax revenues (expenses) *	72	24	10	(106)	—

Pretax segment profit (loss) after eliminations	$2,644	$1,087	$140	$(27)	$3,844

% of segment pretax profit (loss) after eliminations	68.8%	28.3%	3.6%	(0.7)%	100.0%

Segment assets in millions of dollars	$1,260	$13	$5	$3	$1,281

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the quarter ended June 30, 2009 is as follows:

	Three Months Ended June 30, 2009
(dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$9,928	$3	$4	$(23)	$9,912
Less: Loan and lease loss provision	1,686	—	—	—	1,686

Net interest income after loan and lease loss provision	8,242	3	4	(23)	8,226
Other income:
Fees for wealth management services	—	3,620	—	—	3,621
Service charges on deposit accounts	491	—	—	—	490
Loan servicing and other fees	65	—	278	—	343
Net gain on sale of residential mortgage loans	—	—	2,516	—	2,516
Other operating income	561	12	228	30	831

Total other income	1,117	3,632	3,022	30	7,801
Other expenses:
Salaries and wages	3,095	1,616	790	125	5,626
Employee benefits	1,121	344	29	(31)	1,462
Occupancy and bank premises	1,296	222	50	(50)	1,518
Net impairment/amortization of mortgage servicing rights	—	—	141	—	141
Other operating expense	2,933	388	299	(81)	3,540

Total other expense	8,445	2,570	1,309	(37)	12,287

Segment profit	914	1,065	1,717	44	3,740
Intersegment pretax revenues (expenses) *	216	46	10	(272)	—

Pretax segment profit (loss) after eliminations	$1,130	$1,111	$1,727	$(228)	$3,740

% of segment pretax profit (loss) after eliminations	30.2%	29.7%	46.2%	(6.1)%	100.0%

Segment assets in millions of dollars	$1,179	$12	$4	$4	$1,199

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the six months ended June 30, 2010 is as follows:

	Six Months Ended June 30, 2010
(dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$22,220	$4	$—	$(56)	$22,168
Less: Loan and lease loss provision	4,107	—	—	—	4,107

Net interest income after loan and lease loss provision	18,113	4	—	(56)	18,061
Other income:
Fees for wealth management services	—	7,729	—	—	7,729
Service charges on deposit accounts	990	—	—	—	990
Loan servicing and other fees	83	—	678	—	761
Net gain on sale of residential mortgage loans	—	—	1,131	—	1,131
Other operating income	2,412	19	100	59	2,590

Total other income	3,485	7,748	1,909	59	13,201
Other expenses:
Salaries and wages	6,257	3,542	500	333	10,632
Employee benefits	1,993	912	62	(45)	2,922
Occupancy and bank premises	2,636	398	103	(100)	3,037
Net impairment/amortization of mortgage servicing rights	—	—	627	—	627
Other operating expense	5,985	855	222	(272)	6,790

Total other expense	16,871	5,707	1,514	(84)	24,008

Segment profit	4,727	2,045	395	87	7,254
Intersegment pretax revenues (expenses) *	565	49	20	(634)	—

Pretax segment profit (loss) after eliminations	$5,292	$2,094	$415	$(547)	$7,254

% of segment pretax profit (loss) after eliminations	72.9%	28.9%	5.7%	(7.5)%	100.0%

Segment assets in millions of dollars	$1,260	$13	$5	$3	$1,281

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the six months ended June 30, 2009 is as follows:

	Six Months Ended June 30, 2009
(dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$19,536	$7	$18	$(23)	$19,538
Less: Loan and lease loss provision	3,277	—	—	—	3,277

Net interest income after loan and lease loss provision	16,259	7	18	(23)	16,261
Other income:
Fees for wealth management services	—	7,124	—	—	7,124
Service charges on deposit accounts	954	—	—	—	954
Loan servicing and other fees	111	—	523	—	634
Net gain on sale of residential mortgage loans	—	—	4,393	—	4,393
Other operating income	1,723	24	356	78	2,181

Total other income	2,788	7,148	5,272	78	15,286
Other expenses:
Salaries and wages	6,182	3,196	1,476	251	11,105
Employee benefits	2,308	729	54	(47)	3,044
Occupancy and bank premises	2,600	429	103	(101)	3,031
Net impairment/amortization of mortgage servicing rights	—	—	540	—	540
Other operating expense	4,999	764	491	(219)	6,035

Total other expense	16,089	5,118	2,664	(116)	23,755

Segment profit	2,958	2,037	2,626	171	7,792
Intersegment pretax revenues (expenses) *	462	92	20	(574)	—

Pretax segment profit (loss) after eliminations	$3,420	$2,129	$2,646	$(403)	$7,792

% of segment pretax profit (loss) after eliminations	43.9%	27.3%	34.0%	(5.2)%	100.0%

Segment assets in millions of dollars	$1,179	$12	$4	$4	$1,199

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Wealth Management Segment Activity

	As of
(dollars in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Total wealth assets under management, administration, supervision and brokerage	$3,100	$2,871	$2,264

Mortgage Segment Activity

	As of
(dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Mortgage loans serviced for others	$519,153	$514,875	$490,202
Mortgage servicing rights	$3,759	$4,059	$3,645

(1)	Brokerage assets represent assets held at a third party registered broker dealer under a networking agreement.

8. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSR’s”) for the six months ended June 30, 2010 and 2009:

(dollars in thousands)	2010	2009
Balance, January 1	$4,059	$2,205
Additions	327	1,980
Amortization	(409)	(451)
Recovery	—	194
Impairment	(218)	(283)

Balance, June 30	$3,759	$3,645

Fair value	$4,189	$4,506

At June 30, 2010 key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2010
Fair value amount of MSRs	$4,189
Weighted average life (in years)	4.6
Prepayment speeds (constant prepayment rate)*:	16.9%
Impact on fair value:
10% adverse change	$(236.0)
20% adverse change	$(450.8)
Discount rate:	10.26%
Impact on fair value:
10% adverse change	$(135.2)
20% adverse change	$(261.8)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

9. Impaired Loans and Leases

The following summarizes the Corporation’s impaired loans and leases for the periods indicated:

	At or For The Six Months Ended		At or For The Twelve Months Ended
(dollars in thousands)	June 30, 2010	June 30, 2009	December 31, 2009
Period end impaired loan balances	$9,156	$3,476	$5,711
Loan charge-offs, net of recoveries	3,624	649	1,804
Period end specific reserve for impaired loans	373	58	317
Period to date income recognized	104	57	41

Troubled debt restructuring – non-performing*	2,607	1,459	2,141
Trouble debt restructuring – performing*	467	—	—

*	included in impaired loan balances

The period end impaired lease balances were $1.9 million, $2.2 million and $2.4 million as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively. Net charge-offs on impaired leases for the six month, twelve month and six month periods ended June 30, 2010, December 31, 2009 and June 30, 2009 were $1.1 million, $4.4 million and $2.6 million, respectively. The troubled debt restructurings (“TDR’s”) included in the lease portfolio as of June 30, 2010 and December 31, 2009 and June 30, 2009 were $1.6 million, $1.8 million and $1.7 million, respectively.

The allowance for impaired loans of $373 thousand, $317 thousand and $58 thousand at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, is included in the Corporation’s allowance for loan and lease losses for each period.

10. Goodwill and Other Intangibles

The goodwill and intangible balances presented below resulted from the acquisition of Lau Associates LLC (“Lau”) in the third quarter of 2008. For further information on the goodwill and other intangible assets associated with the acquisition of Lau, please refer to Footnote 2 in the Corporation’s 2009 Annual Report.

The changes in the carrying amount of goodwill and intangibles were as follows:

(dollars in thousands)	Goodwill	Intangibles
Balance January 1, 2010	$6,301	$5,421
Additions	—	—
Amortization	—	154
Impairment	—	—

Balance June 30, 2010	$6,301	$5,267

The Corporation performed the annual review of goodwill and identifiable intangible assets at December 31, 2009 in accordance with ASC 350, “Intangibles Goodwill and Other.” The Corporation determined there was no impairment of goodwill and other intangible assets.

11. Shareholder’s Equity and Regulatory Capital

Dividend

The Corporation declared and paid a regular dividend of $0.14 per share during both the first and second quarters of 2010. These payments totaled $2.5 million. On July 16, 2010, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.14 per share payable September 1, 2010 to shareholders of record as of August 2, 2010.

Dividend Reinvestment and Stock Purchase Plan

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission a prospectus supplement (“Prospectus Supplement”) pursuant to Section 424(b)(2) of the Securities Act of 1933, as amended (“Securities Act”) in order to issue up to 850,000 shares of common stock under its shelf registration statement in connection with a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”). The DRIP is intended to allow both existing shareholders and new investors to increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the six months ended June 30, 2010 the DRIP had total purchases of $1.9 million or 115,156 shares.

Registered Direct Offering

On May 18, 2010, the Corporation completed the registration and sale of 1,548,167 shares of common stock, par value $1.00, at a price of $17.00 per share under the Shelf Registration Statement. The Corporation received net proceeds of $24.7 million after deducting placement agents’ fees and other offering expenses, which the Corporation expects to use for regulatory capital purposes, funding asset growth and financing possible mergers or acquisitions.

Regulatory Capital

Consolidated shareholder’s equity of the Corporation was $134.2 million or 10.5% of total assets as of June 30, 2010, compared to $103.9 million or 8.4% of total assets as of December 31, 2009. This increase is primarily due to the registered direct offering discussed above. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2010 and December 31, 2009.

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
June 30, 2010:
Total (Tier II) Capital to Risk Weighted Assets
Corporation	$161,042	14.95%	$107,715	10.00%
Bank	147,167	13.73%	107,158	10.00%
Tier I Capital to Risk Weighted Assets
Corporation	128,701	11.95%	64,629	6.00%
Bank	114,826	10.72%	64,295	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Corporation	128,701	10.38%	61,989	5.00%
Bank	114,826	9.29%	61,813	5.00%
Tangible Common Equity to Tangible Assets
Corporation	—	9.66%	—	—
Bank	—	8.65%	—	—
December 31, 2009:
Total (Tier II) Capital to Risk Weighted Assets
Corporation	$132,226	12.53%	$105,533	10.00%
Bank	128,185	12.20%	105,092	10.00%
Tier I Capital to Risk Weighted Assets
Corporation	99,277	9.41%	63,320	6.00%
Bank	95,236	9.06%	63,055	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Corporation	99,277	8.35%	59,478	5.00%
Bank	95,236	8.03%	59,327	5.00%
Tangible Common Equity to Tangible Assets
Corporation	—	7.51%	—	—
Bank	—	7.22%	—	—

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the second quarter of 2010. There were no significant liabilities accrued during the first six months of 2010.

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

The value of the Corporation’s investment securities which generally includes state and municipal securities, U.S. Treasury securities, U.S. government agencies and mortgage backed securities are reported at fair value. These securities are valued by an independent third party. The third party’s evaluations are based on market data and utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis their pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

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

The investment securities classified as available for sale are shown below.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at June 30, 2010 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets Measured at Fair Value on a Recurring Basis at June 30, 2010:
Investment securities – available for sale
U.S. Treasury securities	$5.2	$—	$—	$5.2
Obligations of U.S. Government and agencies	—	168.4	—	168.4
State and political subdivisions	—	26.3	—	26.3
Federal agency mortgage backed securities	—	12.1	—	12.1
Government agency mortgage backed securities	—	2.5	—	2.5
Bonds – mutual funds	39.1	—	—	39.1
Other debt securities	—	1.3	—	1.3

Total assets measured at fair value on a recurring basis	$44.3	$210.6	$—	$254.9

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2010:
Mortgage servicing rights (MSRs)	$—	$2.0	$—	$2.0
OREO and other repossessed property	—	2.0	—	2.0
Impaired loans and leases	—	6.5	—	6.5

Total assets measured at fair value on a nonrecurring basis	$—	$10.5	$—	$10.5

There have been no transfers between categories during the six months ended June 30, 2010 as compared to the period ended December 31, 2009.

(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets Measured at Fair Value on a Recurring Basis at December 31, 2009:
Investment securities – available for sale
Obligations of U.S. Government and agencies	$—	$85.1	$—	$85.1
State and political subdivisions	—	25.0	—	25.0
Federal agency mortgage backed securities	—	50.9	—	50.9
Government agency mortgage backed securities	—	8.7	—	8.7
Bonds – mutual funds	37.0	—	—	37.0
Other debt securities	—	1.5	—	1.5

Total assets measured at fair value on a recurring basis	$37.0	$171.2	$—	$208.2

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2009:
Mortgage servicing rights (MSRs)	$—	$4.1	$—	$4.1
OREO and other repossessed property	—	1.0	—	1.0
Impaired loans and leases	—	6.2	—	6.2

Total assets measured at fair value on a nonrecurring basis	$—	$11.3	$—	$11.3

Other Real Estate Owned and Other Repossessed Property:

Other real estate owned (“OREO”) consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Corporation had $2.0 million in OREO assets at June 30, 2010. During the first quarter of 2010 the Corporation sold $1.0 million of OREO property. There was a $152 thousand loss recognized on this transaction. During the second quarter of 2010 the Corporation foreclosed on a $460 thousand construction loan which was secured by two newly constructed homes and a $1.4 million commercial loan secured by a restaurant and hotel. The Corporation has a signed agreement of sale for one of the constructed homes with an anticipated settlement date in August 2010.

14. Fair Value of Financial Instruments

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

Loans and Leases

For variable rate loans that reprice frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain mortgage loans and consumer loans are estimated using discounted cash flow analyses, interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and is indicative of an exit price. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Bank or the appraised market value of the underlying collateral, as determined by independent third party appraisers. The resulting estimate of the fair value of loans does not represent an exit price.

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

Borrowed Funds

The fair value of borrowed funds is established using a discounted cash flow calculation that applies interest rates currently being offered on borrowings with an equivalent maturity.

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

The carrying amount and estimated fair value of the Corporation’s financial instruments as of the dates indicated are as follows:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$14,593	$14,593	$11,670	$11,670
Interest-bearing deposits with banks	43,943	43,943	58,472	58,472
Money market funds	86	86	9,175	9,175

Cash and cash equivalents	58,622	58,622	79,317	79,317
Investment securities	254,888	254,888	208,224	208,224
Mortgage servicing rights	3,759	4,189	4,059	4,807
Loans held for sale	4,254	4,347	3,007	3,051
Net loans and leases	889,449	909,181	875,315	888,242

Total financial assets	$1,210,972	$1,231,227	$1,169,922	$1,183,641

Financial liabilities:
Deposits	$953,482	$954,392	$937,887	$938,523
Borrowed funds	139,640	142,181	144,826	147,446
Subordinated debt	22,500	22,741	22,500	22,580
Mortgage payable	2,031	2,254	2,062	2,232

Total financial liabilities	$1,117,653	$1,121,568	$1,107,275	$1,110,781

Off-balance sheet instruments do not have a carrying amount, but have a notional amount of $347,018 and $348,900 as of June 30, 2010 and December 31, 2009, respectively.

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

FASB ASC 820 – Fair Value Measurements and Disclosures

Accounting Standards Update No. 2010-6 “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) was issued in January 2010 to update ASC 820 “Fair Value Measurements and Disclosures”. ASU 2010-06 requires new disclosures (1) for significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers and (2) in the reconciliation of Level 3 presenting sales, issuances and settlements gross rather than one net number. ASU 2010-06 also requires clarification of existing disclosures requiring (1) measurement disclosures for each “class” of assets and liabilities (a class being a subset of assets and liabilities within one line item in the statement of financial position) using judgment in determining the appropriate classes and (2) disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3. The new disclosures and clarifications of existing disclosures were effective for interim and reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of Level 3 activity which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Corporation made these required disclosures in this Form 10-Q.

FASB ASU Update 2010-18

Accounting StandardsUpdate No. 2010-18 “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a single Asset, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-1)” amends FASB ASC Subtopic 310-30, Receivables – Loans and Debt Securities acquired with Deteriorated Credit Quality, so that modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considering a troubled debt restructuring. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments are effective prospectively for modifications of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early adoption is permitted. This ASU has no effect on the Corporation’s balance sheet or results of operations as the Corporation did not modify any loans that were pooled for accounting purposes as of June 30, 2010.

FASB ASU Update 2010-20

Accounting Standards Update No. 2010-20 “Disclosures about Credit Quality of Financial Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) was issued July 2010. The ASU requires disclosure related to period-end information (i.e. credit quality information and the ending financing receivable balance segregated by impairment method) in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occur during a reporting period are required in interim or annual periods beginning on or after December 15, 2010. The Corporation will adopt ASU 2010-20 effective for periods on or after December 15, 2010 and will provide disclosures required by ASU 2010-20.

16. Subsequent Events

Post-Effective Amendment to Form S-4 Registration Statement on Form S-3 Registration Statement

Under the terms of the Agreement and Plan of Merger (“Merger Agreement”), dated November 3, 2009, by and between the Corporation and First Keystone Financial (“FKF”), the Corporation has assumed the First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, and all options granted thereunder to purchase shares of FKF common stock that were outstanding and unexercised immediately prior to the effective time of the Merger (“FKF Options”) became vested and immediately exercisable (to the extent not already vested) as options to purchase the Corporation’s common stock, par value $1.00 per share. On July 9, 2010, the Corporation registered up to 21,133 shares of its common stock for issuance upon the exercise of the outstanding FKF Options. The Corporation will receive the proceeds of the exercise price of FKF Options if and when such FKF Options are exercised, and currently intends to use such proceeds for working capital and general corporate purposes, which may include, but not be limited to, investments in the Bank and our other subsidiaries for regulatory capital purposes.

Form S-8 Registration Statement

On July 12, 2010 the Corporation registered the Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan (“LTIP”) that was approved by the Shareholders on April 28, 2010.

17. Acquisition of First Keystone Financial, Inc.

On July 1, 2010, the previously announced merger (“Merger”) of FKF with and into the Corporation, and the two step merger of First Keystone Bank (“FKB”) with and into the Bank, were completed. Shareholders of FKF received 0.6973 shares of the Corporation’s common stock plus $2.06 per share cash consideration for each share of FKF common stock they owned as of the effective date of the Merger. In accordance with the Merger Agreement, the aggregate consideration paid to FKF shareholders consisted of approximately $4.9 million and 1.6 million shares valued at approximately $27.4 million. The results of FKF’s operations will be included in the Corporation’s Consolidated Statement of Income and Consolidated Balance Sheet beginning on July 1, 2010, the date of the acquisition.

Because the Corporation has not completed the measurement of fair value of assets acquired and liabilities assumed in the FKF acquisition the initial accounting for the business combination has not been completed at the time of the Corporation’s filing of this Form 10-Q. Consequently, the Corporation has not made certain disclosures as described in ASC 805-10-50-2, 805-20-50-1 and 805-30-50-1.

• ITEM 2 Management’s Discussion and Analysis of Results of Operation and Financial Condition

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to its customers through seventeen full service branches and seven limited-hour retirement community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ Global Market (“NASDAQ”) under the symbol BMTC.

The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

The Corporation competes in a highly competitive market area and includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Committee (“SEC”), NASDAQ, Federal Deposit Insurance Corporation (“FDIC”), the FRB and the Pennsylvania Department of Banking.

Acquisition of First Keystone Financial, Inc.

On July 1, 2010, the Merger of FKF with and into the Corporation, and the two step Merger of FKB with and into the Bank, as contemplated by the Merger Agreement, were completed. The 85% stock and 15% cash transaction is valued at $32.3 million based on the Corporation’s June 30, 2010, closing share price as listed on the NASDAQ Stock market of $16.78. In accordance with the merger agreement, the aggregate consideration paid to FKF shareholders consisted of $4.9 million cash and 1.6 million shares valued at $27.4 million. Shareholders of FKF received 0.6973 shares of the Corporation’s common stock plus $2.06 cash consideration for each share of FKF common stock they owned as of the effective date of the Merger. The Merger also enabled the Bank to increase its regional footprint with the addition of eight former FKB full service branches, primarily located in Delaware County.

Significant amounts of time and effort by Management and staff, along with certain external legal and financial consulting resources was spent on the legal, personnel, project management, banking systems, customer retention, compliance, credit, facilities, and financial aspects of the Merger. The integration process is expected to continue into the fourth quarter of 2010.

The Corporation was advised by the investment banking firm Keefe, Bruyette and Woods, as well as the law firm of Stradley Ronon Stevens & Young, LLP. FKF was advised by the investment banking firm of Sandler O’Neill and Partners L.P. and the law firm of Elias, Matz, Tiernan & Herrick, L.L.P. See the Corporation’s Form 8-K filed with the SEC on November 4, 2009 for additional information regarding the Merger and the Merger Agreement, and Form 8-K filed with the SEC on July 1, 2010 for additional information regarding the completion of the Merger.

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

Other significant accounting policies are presented in Note 1 to the Corporation’s audited consolidated financial statements filed as part of the 2009 Annual Report and in the footnotes to the Corporation’s unaudited financial statements filed as part of this Form 10-Q. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods.

Executive Overview

Three Months Results

The Corporation reported second quarter 2010 diluted earnings per share of $0.25 and net income of $2.4 million which includes $637 thousand of pre-tax merger-related expenses, compared to diluted earnings per share of $0.28 and net income of $2.4 million in the same period last year. Return on average equity (ROE) and return on average assets (ROA) for the quarter ended June 30, 2010 were 8.10% and 0.77%, respectively. ROE was 10.11% and ROA was 0.83% for the same period last year.

While earnings were the same for the quarter ended June 30, 2010 and 2009, the diluted earnings per share decrease of $0.03 in the three month period ending June 30, 2010, as compared to the same period in 2009, was due to an increase in the weighted average diluted shares of 985 thousand as a result of the issuance of shares of common stock in the Registered Direct Offering which was completed on May 18, 2010 (described in more detail below), and the issuance of shares of common stock under the DRIP during the first six months of 2010.

The ROE for the quarter ended June 30, 2010 declined 2.01% to 8.10% from 10.11% in the same period in 2009 due to the increase in equity related to the Registered Direct Offering and the DRIP.

On May 18, 2010, the Corporation completed the sale of 1,548,167 shares of common stock, par value $1.00, at a price of $17.00 per share under the Corporation’s Shelf Registration Statement. The Corporation received net proceeds of $24.7 million after deducting placement agents’ fees and other offering expenses, which the Corporation expects to use for regulatory capital purposes, funding asset growth and financing possible mergers and acquisitions.

The tax equivalent net interest income increased $1.2 million or 12.1% to $11.2 million for the quarter ended June 30, 2010 compared with $10.0 million for the same period in 2009. The increase is primarily due to a lower interest expense on interest-bearing liabilities. The net interest margin for the quarter ended June 30, 2010 was 3.80%, a 21 basis point increase, as compared to the same period in 2009. Average interest rates on earning assets fell 39 basis points, however the average rates on interest bearing liabilities fell 72 basis points due to competitive pricing and the low interest rate environment.

Total portfolio loans and leases at June 30, 2010 were $899.3 million, an increase of $13.6 million or 1.5% from the December 31, 2009 balance of $885.7 million. Credit quality of the overall loan and lease portfolio is stable. Total non-performing loans and leases represented 111 basis points or $10.0 million of portfolio loans and leases at June 30, 2010. This compares with 78 basis points or $6.9 million at December 31, 2009. The level of non-performing loans and leases increased in the second quarter due to one large commercial relationship the Corporation has been monitoring which accounts for 64 basis points of total non-performing loans and leases.

The provision for loan and lease losses for the quarters ended June 30, 2010 and 2009 were $994 thousand and $1.7 million, respectively. At June 30, 2010, the allowance for loan and lease losses (the “Allowance”) of $9.8 million represents 1.09% of portfolio loans and leases compared with $10.4 million or 1.18% at December 31, 2010.

For the quarter ended June 30, 2010, non-interest income was $5.9 million, a decrease of $1.9 million compared with the $7.8 million for the same period last year attributable to the residential mortgage refinancing surge that took place during 2009. During the second quarter of 2010, fees for wealth management services were $3.9 million, and loan servicing and late fees were $379 thousand. The net gain on sale of residential mortgage loans of $606 thousand and other operating income of $519 thousand during the second quarter of 2010 declined from $2.5 million and $751 thousand, respectively, in the second quarter of 2009.

The increase in Wealth Management fees was attributed to the increase in wealth management assets under management, administration, supervision and brokerage as of June 30, 2010 which were $3.1 billion, as compared to $2.9 billion and $2.3 billion at December 31, 2009 and June 30, 2009, respectively. Additionally, success in the Wealth Management Division is also attributed to the success of new initiatives within this division, which includes the start-up of BMT Asset Management in the second quarter of 2009.

Six Months Results

The Corporation reported net income of $4.6 million or $0.50 diluted earnings per share for the six months ended June 30, 2010, which includes $985 thousand of pre-tax merger-related expenses. ROE and ROA for the six months ended June 30, 2010 were 8.33% and 0.76%, respectively, compared to 10.81% and 0.88%, respectively, for the same period last year.

The tax equivalent net interest margin was 3.93% for the six months ended June 30, 2010, up from 3.60% from the same period in 2009. The earning asset yield declined 35 basis points to 4.90% in the first six months of 2010 from 5.25% in the same period of 2009. At the same time, total funding costs declined 79 basis points from 2.04% for the first six months of 2009 to 1.25% for the same period in 2010. The increase in the margin to 3.93% for the six months ended June 30, 2010 from 3.60% for the same period in 2009 was primarily due to the lower balance in borrowed funds and an overall decrease in the cost of total interest-bearing liabilities cost from 2.04% for the six months ended June 30, 2009 to 1.25% for the same period in 2010.

The tax equivalent net interest income increased $2.8 million or 14.1% to $22.5 million during the first six months of 2010 from $19.7 million during the first six months of 2009 primarily due to the decrease in interest expense due to lower rates being paid on interest-bearing liabilities.

Non-interest income for the six months ended June 30, 2010 was $13.2 million, a decline of $2.1 million compared to the first half of 2009, mainly due to the strong residential mortgage refinancing surge that took place during 2009, resulting in the gain on sale of mortgage loans declining $3.3 million for the six month period ended June 30, 2010 as compared to the same period in 2009. This decline was offset by an increase in fees for wealth management services of $605 thousand or 8.5%, loan servicing and late fees of $127 thousand or 20.0% and service charges on deposits of $36 thousand or 3.8% as compared to the same period in 2009.

For the six months ended June 30, 2010, non-interest expense was $24.0 million, an increase of $253 thousand or 1.1% as compared to the same period in 2009. The increase was primarily due to merger-related expenses and the net loss on the sale of OREO that took place during the first six months of 2010, offset by a decrease in salaries and wages of $473 thousand due to a decline in mortgage origination compensation and the non-recurring FDIC special assessment of $540 thousand paid in the second quarter of 2009.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2010 and 2009 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Return on average equity	8.10%	10.11%	8.33%	10.81%
Return on average assets	0.77%	0.83%	0.76%	0.88%
Efficiency ratio *	71.4%	69.4%	67.9%	68.2%
Tax equivalent net interest margin	3.80%	3.59%	3.93%	3.60%
Diluted earnings per share	$0.25	$0.28	$0.50	$0.58
Dividend per share	$0.14	$0.14	$0.28	$0.28

*	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Key period end ratios are shown in the table below:

(dollars in millions, except per share amounts)	June 30, 2010	December 31, 2009	June 30, 2009
Book value per share	$12.72	$11.72	$11.33
Tangible book value per share	$11.62	$10.40	$10.15
Allowance for loan and lease losses as a percentage of loans	1.09%	1.18%	1.18%
Tier I capital to risk weighted assets	11.95%	9.41%	9.27%
Tangible common equity ratio	9.66%	7.50%	7.43%
Loan to deposit ratio	94.3%	94.5%	98.0%
Wealth assets under management, administration, supervision and brokerage	$3,100	$2,871	$2,264
Portfolio loans	$899	$886	$878
Total assets	$1,281	$1,239	$1,200
Shareholders’ equity	$134	$104	$99

Components of Net Income

Net income is affected by five major elements: Net Interest Income or the difference between interest income earned on loans, leases and investments and interest expense paid on deposit and borrowed funds; the Provision for Loan and Lease Losses or the amount added to the allowance for loan and lease losses to provide reserves for inherent losses on loans and leases; Non-Interest Income which is made up primarily of certain fees, trust income, residential mortgage activities and gains and losses from the sale of securities; Non-Interest Expenses which consist primarily of salaries, employee benefits and other operating expenses; and Income Taxes. Each of these major elements is discussed in more detail below.

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

We present information on a tax equivalent basis for net interest income. Refer to Analyses of Interest Rates and Interest Differential below for further information.

Three Months Ended June 30, 2010 Compared to the Same Period Ended June 30, 2009

The tax equivalent net interest income for the three months ended June 30, 2010 of $11.2 million was $1.2 million or 12.1% higher than the tax equivalent net interest income for the same period in 2009 of $10.0 million. This increase was primarily attributable to a decrease in interest expense of $1.5 million or 35.7% from $4.3 million for the quarter ended June 30, 2009 to $2.8 million for the quarter ended June 30, 2010. The decline in interest expense is due to a reduction in average wholesale deposits and prudent management of deposit pricing. Maturing wholesale deposits were not replaced due to the increase in core deposits specifically savings, now and market rate deposits. The decrease in average wholesale deposits was $63.0 million or 63.4% from $99.4 million on average for the quarter ended June 30, 2009 compared to $36.4 million on average for the quarter ended June 30, 2010. Partially offsetting the reduction in interest expense was a reduction in interest income. While the average investment portfolio increased $92.9 million or 71.0% from $131.0 million for the three month period ended June 30, 2009 to $223.9 million for the three month period ended June 30, 2010, the yield on the investment portfolio declined 168 basis points largely due to the current rate environment.

The tax equivalent net interest margin increased 21 basis points from 3.59% in the second quarter of 2009 to 3.80% in the quarter ended June 30, 2010, due mainly to a reduction in the rate of interest bearing liabilities, conservative deposit pricing and a planned decline in time and wholesale deposits.

Six Months Ended June 30, 2010 Compared to the Same Period Ended June 30, 2009

The tax equivalent net interest income for the six months ended June 30, 2010 of $22.5 million was $2.8 million or 14.1% higher than the net interest income for the same period in 2009 of $19.7 million. This increase was substantially driven by aggressive deposit pricing which reduced interest expense. Average loans and leases for the six month period ending June 30, 2010 of $896.5 million were relatively unchanged from the same period in 2009. The investment portfolio grew $92.5 million on average or 77.2% during the same period, however the interest income remained largely unchanged due to the current rate environment.

Average interest bearing liabilities increased $11.5 million or 1.3% to $896.7 million during the first six months of 2010 compared to $885.3 million for the same period of 2009. The decrease in the rate paid on interest-bearing liabilities from 2.04% in the first six months of 2009 to 1.25% in the first six months of 2010 was due to higher rate wholesale deposits maturing, the increase of lower rate money market and savings accounts and aggressive management of deposit pricing.

The increase in tax equivalent net interest income is largely due to lower interest expense. The tax equivalent net interest margin on interest earning assets increased by 33 basis points from 3.60% in the first six months of 2009 to 3.93% for the same period in 2010 due to lower rates on interest earning assets, offset by a decrease in the cost of interest-bearing liabilities.

Rate Volume Analysis on a tax equivalent basis*

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as it relates to the change in balances (volume) and the change in interest rates (rate) of tax equivalent net interest income for the quarter and six months ended June 30, 2010 compared to the quarter and six months ended June 30, 2009 broken out by rate and volume.

(dollars in thousands) Increase/(Decrease)	Three months Ended June 30, 2010 Compared to 2009			Six months Ended June 30, 2010 Compared to 2009
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$18	$7	$25	$20	$2	$22
Federal funds sold	—	—	—	(1)	—	(1)
Money market funds	(80)	—	(80)	(160)	(1)	(161)
Investment securities available for sale	863	(938)	(75)	1,885	(1,883)	2
Loans and leases	76	(274)	(198)	(43)	(466)	(509)

Total interest income	877	(1,205)	(328)	1,701	(2,348)	(647)

Interest expense:
Savings, NOW and market rate accounts	$222	$(354)	$(132)	$473	$(764)	$(291)
Other wholesale deposits	39	16	55	50	29	79
Time deposits	(370)	(488)	(858)	(873)	(1,085)	(1,958)
Wholesale deposits	(376)	(54)	(430)	(838)	(193)	(1,031)
Borrowed funds	(74)	(98)	(172)	(79)	(147)	(226)

Total interest expense	(559)	(978)	(1,537)	(1,267)	(2,160)	(3,427)

Interest differential	$1,436	$(227)	$1,209	$2,968	$(188)	$2,780

*	The tax rate used in the calculation of the tax equivalent income is 35%.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily basis for the periods indicated, along with interest income and expense and key rates and yields.

	For the three months ended June 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$60,317	$37	0.25%	$23,588	$12	0.20%
Money market funds	248	—	—	70,933	80	0.45%
Investment securities available for sale:
Taxable	199,106	867	1.75%	116,968	1,058	3.63%
Tax-exempt	24,796	271	4.38%	13,996	155	4.44%

Total investment securities (3)	223,902	1,138	2.04%	130,964	1,213	3.72%

Loans and leases (1) (2)	897,764	12,801	5.72%	892,399	12,999	5.84%

Total interest earning assets	1,182,231	13,976	4.74%	1,117,884	14,304	5.13%
Cash and due from banks	10,079			10,386
Allowance for loan and lease losses	(9,904)			(10,242)
Other assets	70,196			64,367

Total assets	$1,252,602			$1,182,395

Liabilities:
Savings, NOW and market rate accounts	$505,473	$666	0.53%	$395,317	$798	0.81%
Other wholesale deposits	65,576	79	0.48%	25,057	24	0.38%
Wholesale deposits	36,387	162	1.79%	99,371	592	2.39%
Time deposits	142,552	458	1.29%	198,221	1,316	2.66%

Total interest-bearing deposits	749,988	1,365	0.73%	717,966	2,730	1.53%
Borrowed funds	140,836	1,099	3.13%	151,109	1,251	3.32%
Mortgage payable	2,040	29	5.70%	1,614	23	5.72%
Subordinated debt	22,500	280	4.99%	20,934	306	5.84%

Total interest-bearing liabilities	915,364	2,773	1.22%	891,623	4,310	1.94%
Noninterest-bearing demand deposits	193,118			171,918
Other liabilities	24,982			21,714

Total noninterest-bearing liabilities	218,100			193,632

Total liabilities	1,133,464			1,085,255
Shareholders’ equity	119,138			97,140

Total liabilities and shareholders’ equity	$1,252,602			$1,182,395

Net interest spread			3.52%			3.19%
Effect of noninterest-bearing sources			0.28%			0.40%

Net interest income/ margin on earning assets		$11,203	3.80%		$9,994	3.59%

Tax equivalent adjustment		$152	0.05%		$267	0.03%

*	The tax rate used in the calculation of the tax equivalent income is 35%.
(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Investment securities include trading and available for sale.

	For the six months ended June 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$43,900	$51	0.23%	$26,495	$29	0.22%
Federal funds sold	—	—	—	1,105	1	0.18%
Money market funds	834	1	0.24%	56,001	162	0.58%
Investment securities available for sale:
Taxable	187,434	1,889	2.03%	107,656	2,174	4.07%
Tax-exempt	24,823	548	4.45%	12,095	261	4.35%

Total investment securities (3)	212,257	2,437	2.32%	119,751	2,435	4.10%
Loans and leases (1) (2)	896,469	25,525	5.74%	898,015	26,034	5.85%

Total interest earning assets	1,153,460	28,014	4.90%	1,101,367	28,661	5.25%
Cash and due from banks	10,351			11,042
Allowance for loan and lease losses	(10,260)			(10,297)
Other assets	69,693			66,757

Total assets	$1,223,244			$1,168,869

Liabilities:
Savings, NOW and market rate accounts	$494,996	$1,323	0.54%	$382,190	$1,614	0.85%
Other wholesale deposits	53,868	130	0.49%	27,161	51	0.38%
Wholesale deposits	39,688	347	1.76%	101,454	1,378	2.74%
Time deposits	141,263	911	1.30%	203,065	2,869	2.85%

Total interest-bearing deposits	729,815	2,711	0.75%	713,870	5,912	1.67%
Borrowed funds	142,378	2,229	3.16%	152,604	2,515	3.32%
Mortgage payable	2,048	57	5.61%	811	23	5.72%
Subordinated debt	22,500	553	4.96%	17,983	527	5.91%

Total interest-bearing liabilities	896,741	5,550	1.25%	885,268	8,977	2.04%
Noninterest-bearing demand deposits	191,226			166,140
Other liabilities	23,160			22,631

Total noninterest-bearing liabilities	214,386			188,771

Total liabilities	1,111,127			1,074,039
Shareholders’ equity	112,117			94,830

Total liabilities and shareholders’ equity	$1,223,244			$1,168,869

Net interest spread			3.65%			3.21%
Effect of noninterest-bearing sources			0.28%			0.39%

Net interest income/ margin on earning assets		$22,464	3.93%		$19,684	3.60%

Tax equivalent adjustment		$296	0.05%		$146	0.02%

*	The tax rate used in the calculation of the tax equivalent income is 35%.
(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Investment securities include trading and available for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin increased 21 basis points to 3.80% in the second quarter of 2010 from 3.59% for the same period in 2009. This is due to the interest-bearing liability cost decrease in the second quarter of 2010 to 1.22% from 1.94% in the second quarter of 2009, a decrease of 72 basis points from the second quarter of 2009. This reduction was faster than the earning asset yield drop of 39 basis points during the same comparative period. The decrease in the cost of interest-bearing liabilities is specifically attributable to a decrease in higher rate certificates of deposit, the maturity of higher rate wholesale deposits and an aggressive focus on the pricing of core deposits and certificates of deposit.

The net interest margin declined 26 basis points from the first quarter of 2010 due to lower rates earned on investment securities. During the first quarter of 2010, the Corporation sold higher yielding mortgage-backed securities. See the Liquidity section of this document for more detailed information on the Corporation’s investment portfolio.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below.

	Year	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
Net Interest Margin Last Five Quarters
2 nd Quarter	2010	4.74%	1.22%	3.52%	0.28%	3.80%
1 st Quarter	2010	5.06%	1.28%	3.78%	0.28%	4.06%
4 th Quarter	2009	4.99%	1.45%	3.54%	0.31%	3.85%
3 rd Quarter	2009	5.09%	1.73%	3.36%	0.36%	3.72%
2 nd Quarter	2009	5.13%	1.94%	3.19%	0.40%	3.59%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset and Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the interest rate sensitivity position. Interest rate sensitivity is managed by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offering of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of several sources including borrowings from the FHLB-P, Federal Reserve Bank of Philadelphia discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), IND and PLGIT.

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

Summary of Interest Rate Simulation

	June 30, 2010
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$4,534	10.1%
+200 basis points	$2,484	5.5%
+100 basis points	$418	0.9%
-100 basis points	$(1,655)	(3.7)%

The interest rate simulation above indicates that the Corporation’s balance sheet is asset sensitive as of June 30, 2010. Asset sensitivity indicates that more assets will reprice than liabilities in the applicable time period (12 months in the simulation above) and should result in an increase in the Corporation’s net interest income. In the above simulation, the first 100 basis point increase shows a significantly smaller increase in net interest income than the 200 and 300 basis point scenarios due to interest rate floors on many of the Corporation’s portfolio loans and the Corporation’s internal prime loan rate is set 74 basis points above the current Wall Street Journal Prime Rate of 3.25%. The 100 basis point decrease scenario shows a $1.7 million or 3.7% decrease in net interest income as many of the Corporation’s liabilities are priced less than 1.00% and therefore would not be able to go below zero.

The up 200 and 300 basis point scenarios reflect the assumptions that the net effect of increases in interest income will offset the increases in interest expense by $2.5 million or 5.5% and $4.5 million or 10.1%, respectively. These two scenarios are directionally consistent with the December 31, 2009 simulation, but show a higher increase in net interest income due primarily to the increase in the size and shortening of the duration of the investment portfolio, along with increased levels of lower yielding cash equivalents.

The interest rate simulation is an estimate based on assumptions, which are based on past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic times and this extended period of very low interest rates, the reliability of the Corporation’s interest rate simulation model is more uncertain. Actual customer behavior may be significantly different than expected behavior, which could cause an unexpected outcome which might translate into lower net interest income.

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

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of June 30, 2010:

(dollars in millions)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$43.9	$—	$—	$—	$—	$43.9
Money market funds	0.8	—	—	—	—	0.8
Available for sale securities	107.4	57.4	75.3	14.7	—	254.8
Loans and leases(1)	389.5	101.5	345.9	66.5	—	903.4
Allowance for loan and lease losses	—	—	—	—	(9.8)	(9.8)
Cash and due from banks	—	—	—	—	14.5	14.5
Other assets	—	—		—	73.4	73.4

Total assets	$541.6	$158.9	$421.2	$81.2	$78.1	$1,281.0

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$29.7	$27.7	$147.5	$—	$—	$204.9
Savings, NOW and market rate	99.8	77.2	269.5	63.8	—	510.3
Time deposits	50.6	43.7	47.5	0.1	—	141.9
Other wholesale deposits	63.3	—	—	—	—	63.3
Wholesale time deposits	11.7	16.6	5.1	—	—	33.4
FHLB advances	11.8	45.2	72.6	10.0	—	139.6
Subordinated debt	22.5	—	—	—	—	22.5
Mortgage payable	—	0.2	1.9	—	—	2.1
Other liabilities	—	—	—	—	28.8	28.8
Shareholders’ equity	4.8	14.4	76.6	38.4	—	134.2

Total liabilities and shareholders’ equity	$294.2	$225.0	$620.7	$112.3	$28.8	$1,281.0

Interest earning assets	$541.6	$158.9	$421.2	$81.2	$—	$1,202.9
Interest bearing liabilities	259.7	182.9	396.6	73.9	—	913.1

Difference between interest earning assets and interest bearing liabilities	$281.9	$(24.0)	$24.6	$7.3	$—	$289.8

Cumulative difference between interest earning assets and interest bearing liabilities	$281.9	$257.9	$282.1	$289.8	$—	$289.8

Cumulative earning assets as a % of cumulative interest bearing liabilities	209%	158%	134%	132%	—%	—%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90 day and cumulative subsequent timeframes and should theoretically experience an increase in net interest income during these time periods if interest rates rise. The above analysis indicates that $541.6 million of interest earning assets will reprice in the first 90 day period after June 30, 2010 compared with $259.7 million of interest bearing liabilities, resulting in a net change of $281.9 million of interest earning assets repricing. It should be noted that the GAP analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The GAP report measures the timing of changes in rate, but not the true weighting of any specific line item. Accordingly, if rates decline, theoretically net interest income will also decline.

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

Asset Quality and Analysis of Credit Risk

Credit quality on the overall loan and lease portfolio remains stable at June 30, 2010 despite the increase in total non-performing loans and leases to $10.0 million or 111 basis points of total loans and leases compared to non-performing loans and leases of $6.9 million or 78 basis points at December 31, 2009. The level of non-performing loans and leases increased in the second quarter of 2010 due to one large commercial relationship the Corporation has been monitoring which accounted for 64 basis points of total non-performing loans and leases.

As of June 30, 2010 the Corporation had OREO valued at $2.0 million which had been written down to its estimated fair value at the time it was placed into OREO. At June 30, 2010, OREO consisted of two newly constructed homes and a restaurant with a small hotel attached. The Corporation has a signed agreement of sale for one of the constructed homes with an anticipated settlement in August 2010. During the first quarter 2010 the Corporation sold $1.0 million of OREO property. There was a $152 thousand loss recognized on the transaction. Non-performing assets at June 30, 2010 totaled $11.9 million or 93 basis points of total assets, an increase of $4.0 million from $7.9 million in non-performing assets at December 31, 2009.

The allowance for loan and lease losses as a percentage of total loans was 1.09% or $9.8 million, at June 30, 2010, compared with 1.18%, or $10.4 million, at December 31, 2009 and 1.18%, or $10.4 million, at June 30, 2009. The decrease in the Allowance as a percentage of portfolio loans and leases is mainly attributable to loans that were specifically reserved for at December 31, 2009 which were charged-off during the first six months of 2010.

In the second quarter of 2010, net lease charge-offs totaled $509 thousand compared to $764 thousand in the fourth quarter of 2009 and $1.2 million in the second quarter of 2009. Beginning in 2008 and continuing into 2010, the Corporation made lease underwriting adjustments to mitigate further potential losses. These adjustments have improved overall lease portfolio performance over the past eighteen months. For the first six months of 2010, net lease charge-offs totaled $1.1 million compared to $2.6 million for the same period in 2009.

Non Performing Assets and Related Ratios

	At or for the Period Ended
(dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Non-Performing Assets:
Non-accrual loans and leases	$9,072	$6,246	$2,913
Loans and leases 90 days or more past due - still accruing	892	668	746

Total non-performing loans and leases	9,964	6,914	3,659
Other real estate owned (“OREO”)	1,970	1,025	1,897

Total non-performing assets	$11,934	$7,939	$5,556

Troubled Debt Restructures (“TDRs”):
Total TDRs	$4,695	$3,896	$3,193
Less: TDRs included non-performing loans and leases	2,710	2,274	1,693

TDRs not included in non-performing loans and leases	$1,985	$1,622	$1,500

Allowance for loan and lease losses to non-performing assets	82.5%	131.3%	187.0%
Allowance for loan and lease losses to total non-performing loans and leases	98.8%	150.8%	283.9%
Non-performing loans and leases to total portfolio loans	1.11%	0.78%	0.41%
Allowance for loan losses to portfolio loans	1.09%	1.18%	1.18%
Non-performing assets to total assets	0.93%	0.64%	0.47%
Net loan and lease charge-offs (annualized)/average year-to-date loans and leases	1.05%	0.77%	0.64%
Period end portfolio loans and leases	$899,290	$885,739	$877,638
Average quarterly portfolio loans and leases	$894,657	$882,956	$886,180
Allowance for loan and lease losses	$9,841	$10,424	$10,389

Summary of Changes in the Allowance for Loan and Lease Losses

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2009
(dollars in thousands)	2010	2009	2010	2009
Balance, beginning of period	$9,740	$10,137	$10,424	$10,332	$10,332
Charge-offs:
Consumer	(49)	(10)	(61)	(20)	(45)
Commercial and industrial	(200)	(69)	(3,440)	(251)	(1,933)
Real Estate	—	—	—	—	(53)
Construction	(135)	(166)	(135)	(382)	(382)
Leases	(687)	(1,301)	(1,381)	(2,751)	(4,957)

Total charge-offs	(1,071)	(1,546)	(5,017)	(3,404)	(7,370)
Recoveries:
Consumer	—	1	—	4	8
Commercial and industrial	—	—	—	—	—
Real estate	—	—	—	—	—
Construction	—	—	—	—	1
Leases	178	111	327	180	569

Total recoveries	178	112	327	184	578

Net charge-offs	(893)	(1,434)	(4,690)	(3,220)	(6,792)
Provision for loan and lease losses	994	1,686	4,107	3,277	6,884

Balance, end of period	$9,841	$10,389	$9,841	$10,389	$10,424

NON-INTEREST INCOME

Three months ended June 30, 2010 Compared to the Same Period Ended June 30, 2009

Non-interest income for the second quarter of 2010 was $5.9 million, a decrease of $1.9 million or 24.5% from the $7.8 million in the second quarter of 2009, largely due to the decrease of $1.9 million or 75.9% in the net gain on the sale of residential mortgage loans due to the refinancing surge that took place in 2009. For the three months ended June 30, 2010 fees for the Wealth Management Division increased $278 thousand or 7.7%, and loan servicing and late fees increased $37 thousand or 10.8% from the same period in 2009. These increases were offset by a decrease in other operating income of $235 thousand or 31.3% for the three month period ended June 30, 2010, as compared to the same period in 2009. The decrease was concentrated in title insurance income which decreased $217 thousand or 95.2% due to the reduced residential mortgage refinancing activity in 2010 as compared to 2009.

The second quarter 2010 increase in the Wealth Management Division revenue of $277 thousand as compared to the second quarter of 2009 includes fees from trust administration, investment management, brokerage, custody and estates. Wealth Management Division revenues have improved due to the success of new initiatives within the division and financial market improvements. Wealth Management Division assets under management, administration, supervision and brokerage increased 36.9% from $2.3 billion at June 30, 2009 to $3.1 billion at June 30, 2010.

Six months ended June 30, 2010 Compared to the Same Period Ended June 30, 2009

Non-interest income for the six months ended June 30, 2010 was $13.2 million, a decrease of $2.1 million or 13.6% from $15.3 million for the six months ended June 30, 2009. This decrease was primarily attributable to a decrease of $3.3 million or 74.3% in the net gain on sale of residential mortgage loans from $4.4 million in the first six months of 2009 to $1.1 million in the first six months of 2010. The Corporation experienced significant mortgage refinancing volume in 2009 due to the low interest rate environment and Home Buyer Tax Credit under the American Recovery and Reinvestment Act of 2009.

Wealth Management revenues of $7.7 million were $605 thousand or 8.5% higher in the six months ended June 30, 2010 than in the same period in 2009 due primarily to the success of new Wealth Management Division initiatives such as BMT Asset Management, a brokerage based platform. The gain on sale of investments for the six months ended June 30, 2010 increased $1.1 million or 227.1% from the same period in 2009 as the Corporation limited its exposure in the mortgage-backed securities sector to guard against extension risk and the historically tight spreads between mortgage-backed securities and treasury yield spreads. These increases were partially offset by decreases in title insurance income of $337 thousand, explained above, and cash management fees of $202 thousand for the six months ended June 30, 2010, as compared to the same period in 2009. Cash management fees decreased due to the Corporation’s decision to accept lower fees, in this sustained low rate environment, to avoid the yield on customer’s cash management accounts from going to 0.0% or lower.

Components of other operating income for the three months ended June 30, 2010 and 2009, and the six months end June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Title insurance income	$11	$228	$26	$363
Other	61	21	146	265
Cash management	23	97	28	230
Insurance commissions	82	87	168	176
Safe deposit rentals	83	88	170	165
Commissions and fees	120	89	233	153
VISA debit card income	79	56	154	117
Rent	43	56	87	114
Other investment income	17	29	34	46

Other operating income	$519	$751	$1,046	$1,629

NON-INTEREST EXPENSE

Three months ended June 30, 2010 Compared to the Same Period Ended June 30, 2009

Non-interest expense for the second quarter of 2010 was $12.1 million, a decrease of $184 thousand or 1.5% from $12.3 million in the second quarter of 2009. Factors primarily contributing to this decrease include a $281 thousand reduction in salaries and wages, a $98 thousand reduction in employee benefits due to the reduced level of mortgage origination compensation, a decrease of $90 thousand in advertising expense and a $598 thousand decrease in FDIC insurance which included the $540 thousand special assessment paid in the second quarter of 2009 to the FDIC Insurance fund. Partially offsetting the decrease was a $637 thousand increase in due diligence and merger-related expenses and $292 thousand of impairment of mortgage servicing rights for the three month period ended June 30, 2010, as compared to the same period in 2009.

Six months ended June 30, 2010 Compared to the Same Period Ended June 30, 2009

Non-interest expense for the six months ended June 30, 2010 was $24.0 million, an increase of $253 thousand or 1.1% compared to $23.8 million for the same period in 2009. The factors primarily contributing to this increase include merger-related expenses of $985 thousand associated with the acquisition of First Keystone Financial Inc., a $191 thousand increase in professional fees related to collections and other initiatives, a $152 thousand net loss on the sale of OREO and a $129 thousand increase on the impairment of mortgage-servicing rights. Partially offsetting the increase was a $473 thousand decrease in salaries and wages due to a decrease in mortgage origination compensation. In addition, FDIC insurance decreased $606 thousand for the six months ended June 30, 2010 as compared to the same period in 2009. The 2009 expenses also included the FDIC special assessment of $540 thousand that did not reoccur in 2010.

Components of other operating expenses for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other	$420	$229	$633	$452
Fidelity bond & insurance	66	63	128	124
Loan processing and closing	206	409	393	680
Other taxes	234	220	474	439
Computer processing	149	116	251	246
Telephone	100	124	176	218
Director fees	119	92	239	188
Postage	63	86	153	185
Temporary help and recruiting	154	82	285	183
Travel and entertainment	112	90	179	138
Security portfolio maintenance	67	51	122	94
Dues and memberships	23	17	48	45
Subscriptions	41	33	73	67
Stationary and supplies	67	64	136	138

Other operating expenses	$1,821	$1,676	$3,290	$3,197

INCOME TAXES

Income taxes for the three months ended June 30, 2010 were $1.4 million compared to $1.3 million for the same period in 2009. This represents an effective tax rate of 37.4% for the three months ended June 30, 2010. The effective tax rate was 34.5% for the same period in 2009. Income taxes for the six months ended June 30, 2010 were $2.6 million compared to $2.7 million for the same period in 2009. This represents an effective tax rate for the six months ended June 30, 2010 of 36.2% and an effective tax rate of 34.8% for the same period in 2009. For both the quarterly and year-to-date periods, the increase in the effective tax rate in 2010 as compared to 2009 was due to certain merger-related expenses that are not deductible for income tax purposes.

BALANCE SHEET ANALYSIS

Total assets were $1.28 billion as of June 30, 2010 an increase of 3.4%, or $41.9 million from $1.24 billion at December 31, 2009, as gross loans and leases increased $13.6 million or 1.5%, and total deposits were $953.5 million at June 30, 2010, an increase of $15.6 million or 1.7% from $937.9 million at December 31, 2009. Deposits as of June 30, 2010 increased $59.5 million or 6.7% from June 30, 2009.

Average portfolio loans and leases at June 30, 2010 increased $11.7 million or 1.3% to $894.7 million compared to $883.0 million at December 31, 2009.

As of June 30, 2010, commercial mortgage loans increased $13.6 million from December 31, 2009. This was largely due to the Corporation’s developing opportunities for what we believe to be credit worthy borrowers in the commercial real estate market who are not satisfied with their current lender. The commercial mortgage loans comprised 31.0% of the total loan and lease portfolio at June 30, 2010.

As of June 30, 2010, home equity lines and loans increased $2.9 million from December 31, 2009. This is due to new volume in our local market area. The home equity loans and lines comprised 20.1% of the total loan and lease portfolio at June 30, 2010.

As of June 30, 2010, construction loans increased $5.4 million from December 31, 2009. The increase was partially due to the Corporation’s providing financing for a small residential subdivision that was 100% pre-sold. Construction loans comprise 4.9% of the total loan and lease portfolio at June 30, 2010.

The table below compares portfolio loans and leases outstanding at June 30, 2010 and December 31, 2009. The table reflects an increase in total portfolio loans and leases of $13.6 million from December 31, 2009 to June 30, 2010. Residential mortgage balances are lower due to heavy refinancing activity in which a majority of new mortgage originations are being sold, but servicing is being retained. The Corporation decreased its lease portfolio by $7.0 million through a combination of lower originations and net charge-offs. The Corporation continues to focus its business development efforts on building banking relationships with local businesses, not-for-profit and strong credit quality individuals.

	June 30, 2010	December 31, 2009	Change
(dollars in millions)			Dollars	Percentage
Consumer loans	$12.3	$12.7	$(0.4)	(3.1)%
Commercial and industrial loans	235.1	233.3	1.8	0.8
Commercial mortgage loans	278.6	265.0	13.6	5.1
Construction loans	43.8	38.4	5.4	14.1
Residential mortgage loans	108.0	110.6	(2.6)	(2.4)
Home equity lines and loans	180.8	177.9	2.9	1.6
Leases	40.7	47.8	(7.1)	(14.9)

Total portfolio loans and leases	$899.3	$885.7	$13.6	1.5%
Loans held for sale	4.2	3.0	1.2	40.0%

Total loans and leases	$903.5	$888.7	$14.8	1.7%

Quarterly average total loans and leases	$897.8	$887.4	$10.4	1.2%

The Corporation’s investment portfolio had a fair value of $254.9 million at June 30, 2010, an increase of $46.7 million or 22.4% from $208.2 million at December 31, 2009. The increase is attributable to continued strong cash inflows and relatively flat loan growth during the first six months of 2010. The investment portfolio has a target minimum of 10% of total assets. As of June 30, 2010, the investment portfolio was 20.0% of total assets, up from 17.9% as of December 31, 2009. See the Liquidity section of this quarterly report for more detailed information on the Corporation’s investment portfolio.

As of June 30, 2010, liquidity remains strong as the Corporation had $66 million of cash balances at the Federal Reserve and $18 million in other interest-bearing accounts. As interest rates remain low, the Corporation continues to look for higher yielding investments while placing a strong emphasis on liquidity and credit quality. See the Liquidity section of this document for more detailed information on the Corporation’s investment portfolio.

Second quarter 2010 average total interest bearing deposits were $750.0 million, up $25.8 million or 3.6% from the fourth quarter of 2009. Funding from wholesale sources, which includes wholesale deposits, other wholesale deposits and borrowed funds, at June 30, 2010 was $236.3 million, relatively flat compared to $233.1 million at December 31, 2009. The increase in deposit activity over the past twelve months reduced the Corporation’s dependency on more expensive wholesale funding.

The Corporation continues to successfully attract new core deposit balances in Savings, NOW and market rate accounts. As of June 30, 2010, these accounts totaled $510.1 million, an increase of 5.6% from $483.0 million at December 31, 2009.

Deposits and borrowings at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009	Change
(dollars in millions)			Dollars	Percentage
NOW	$149.8	$151.5	$(1.7)	(1.1)%
Market rate accounts	261.6	229.8	31.8	13.8%
Savings	98.7	101.7	(3.0)	(2.9)%
Other wholesale deposits	63.3	52.2	11.1	21.2%
Wholesale time deposits	33.4	36.1	(2.7)	(7.5)%
Time deposits	141.8	153.7	(11.9)	(7.7)%

Interest-bearing deposits	748.6	725.0	23.6	3.3%
Non-interest bearing deposits	204.9	212.9	(8.0)	(3.7)%

Total deposits	953.5	937.9	15.6	1.7%

FHLB advances	139.6	144.8	(5.2)	(3.6)%
Mortgage payable	2.0	2.1	(0.1)	(4.8)%
Subordinated debt	22.5	22.5	—	—

Borrowed funds	164.1	169.4	(5.3)	(3.1)%

Total deposits and borrowings	$1,117.6	$1,107.3	$10.3	0.9%

Quarterly average deposits	$943.1	$909.4	$33.7	3.7%
Quarterly average borrowed funds	165.4	170.6	(5.2)	(3.0)%

Quarterly average deposits and borrowed funds	$1,108.5	$1,080.0	$28.5	2.6%

Residential Mortgage Segment Activity

(dollars in millions)	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009	2nd Qtr 2009
Residential loans held in portfolio *	$108.0	$110.4	$110.7	$118.1	$120.5
Mortgage originations	28.3	24.3	35.0	35.0	125.1
Mortgage loans sold:
Servicing retained	17.4	18.7	31.5	29.6	112.6
Servicing released	3.3	1.8	1.3	3.5	0.2

Total mortgage loans sold	$20.7	$20.5	$32.8	$33.1	$112.8

Servicing retained %	84.1%	91.2%	96.0%	89.4%	99.8%
Servicing released %	15.9%	8.8%	4.0%	10.6%	0.2%
Loans serviced for others *	$519.2	$520.0	$514.9	$499.5	$490.2
Mortgage servicing rights *	3.8	4.0	4.1	3.8	3.6
Gain on sale of loans	0.6	0.5	0.9	0.8	2.5
Loan servicing and late fees	0.4	0.4	0.4	0.4	0.3
Amortization of MSR’s	0.2	0.2	0.2	0.2	0.3
Impairment (recovery) of MSR’s	0.2	0.0	(0.2)	0.0	(0.1)
Basis point yield on loans sold (includes MSR income)	292 bp	256 bp	262 bp	230 bp	223 bp

*	period end balance

Capital

Consolidated shareholder’s equity of the Corporation was $129.2 million or 10.1% of total assets as of June 30, 2010, compared to $103.9 million or 8.4% of total assets as of December 31, 2009. This increase is primarily due to the registered direct offering discussed below. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2010 and December 31, 2009:

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
June 30, 2010:
Total (Tier II) Capital to Risk Weighted Assets
Corporation	$161,042	14.95%	$107,715	10.00%
Bank	147,167	13.73%	107,158	10.00%
Tier I Capital to Risk Weighted Assets
Corporation	$128,701	11.95%	$64,629	6.00%
Bank	114,826	10.72%	64,295	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Corporation	$128,701	10.38%	$61,989	5.00%
Bank	114,826	9.29%	61,813	5.00%
Tangible Common Equity to Tangible Assets
Corporation	—	9.66%	—	—
Bank	—	8.65%	—	—
December 31, 2009:
Total (Tier II) Capital to Risk Weighted Assets
Corporation	$132,226	12.53%	$105,533	10.00%
Bank	128,185	12.20%	105,092	10.00%
Tier I Capital to Risk Weighted Assets
Corporation	$99,277	9.41%	$63,320	6.00%
Bank	95,236	9.06%	63,055	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Corporation	$99,277	8.35%	$59,478	5.00%
Bank	95,236	8.03%	59,327	5.00%
Tangible Common Equity to Tangible Assets
Corporation	—	7.51%	—	—
Bank	—	7.22%	—	—

Both the Corporation and the Bank exceed the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented. Neither the Corporation nor the Bank is under any agreement with regulatory authorities, nor is Management aware of any current recommendations by the regulatory authorities, which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Corporation.

Registered Direct Offering

On May 18, 2010, the Corporation announced it had completed the registration and sale of 1,548,167 shares of common stock, par value $1.00, at a price of $17.00 per share under the Corporation’s Shelf Registration Statement. The Corporation received net proceeds of $24.7 million after deducting placement agents’ fees and other offering expenses, which the Corporation expects to use for regulatory capital purposes, funding asset growth and financing possible mergers or acquisitions. See the Corporation’s Forms 8-K filed with the SEC on May 14, 2010 and May 18, 2010 for additional information.

Liquidity

The Corporation has a very strong liquidity position as of June 30, 2010. The Corporation’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source. Secondary sources include purchasing federal funds, selling residential mortgage loans in the secondary market, borrowing from the FHLB-P and Federal Reserve, and purchasing and issuing wholesale certificates of deposit.

Unused availability is detailed on the following table:

(dollars in millions)	6/30/10	% Unused	12/31/10	% Unused	$ Change	% Change
Federal Home Loan Bank of Pittsburgh	$300.4	68.1%	$302.7	67.6%	$2.3	0.8%
Federal Reserve Bank of Philadelphia	65.9	100.0%	55.3	100.0%	10.6	19.2%
Fed Funds Lines (7 banks)	75.0	100.0%	75.0	100.0%	—	—

Total	$441.3	75.8%	$433.0	74.9%	$8.3	1.9%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

As of June 30, 2010, the Corporation held $7.9 million of FHLB-P stock which is included in other assets. As of December 31, 2008, the FHLB-P announced it had voluntarily suspended the payment of dividends and the repurchase of excess capital stock until further notice. The Corporation’s use of FHLB-P borrowings as a source of funds is effectively more expensive due to the suspension of FHLB-P dividends and the related capital stock redemption restrictions. It should be noted that the FHLB-P capital ratios remain above regulatory guidelines. The suspensions of dividends and repurchases of excess capital stock will continue until further notice by the FHLB-P.

The Corporation has an Agreement with Promotory Interfinancial Network, LLC to provide deposits of $60 million with a maximum of $75 million of Insured Network Deposits (“IND”) from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The Corporation had $53.2 million in balances at June 30, 2010 under this program which are classified on the balance sheet as savings and NOW accounts.

The Corporation entered into an agreement with Institution Deposits Corporation (“IDC”) to provide deposits up to $10 million of money market deposits at an agreed upon rate currently at 1.00%. The Corporation had $10.1 million in deposits and accrued interest at June 30, 2010 under this program which is classified on the balance sheet as other wholesale deposits.

Wholesale funding, which is defined as wholesale deposits (primarily certificates of deposit and funds from IND) and borrowed funds (FHLB-P advances, mortgage payable and subordinated debt) of $260.9 million at June 30, 2010 increased $1.2 % from year end 2009 balances of $257.7 million due to higher IND/IDC deposits. Wholesale funding, as a percentage of total funding, was 20.4% at June 30, 2010 compared to 20.8% at December 31, 2009. The Corporation is constantly evaluating alternative funding sources and different options for increasing core deposits.

The Corporation’s investment portfolio increased $46.7 million or 22.4% to $254.9 million at June 30, 2010 from $208.2 million at December 31, 2009. On June 30, 2010, the fair value of the Corporation’s investment securities portfolio was $254.9 million, $2.5 million or 1.0% above the amortized cost. The Corporation’s investment portfolio as of June 30, 2010 was 20.0% of total assets as compared to 16.8% of total assets at December 31, 2009. The Corporation’s policy is to keep the investment portfolio at a minimum of 10% of total assets. The increase in the investment portfolio as a percentage of total assets is due to the combination of strong deposit growth and flat loan growth during the first six months of 2010.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2010 were $326.3 million compared to $334.0 million at December 31, 2009.

Standby letters of credit are conditional commitments issued by the Bank to a customer for the benefit of a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2010 amounted to $22.9 million compared to $18.4 million at December 31, 2009.

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

Contractual Cash Obligations of the Corporation as of June 30, 2010:

(dollars in millions)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$778.3	$778.3	$—	$—	$—
Wholesale and time deposits	175.2	122.6	51.3	1.2	0.1
Operating leases	20.2	1.4	2.5	1.9	14.4
Subordinated debt	22.5	—	—	—	22.5
FHLB advances	139.7	50.4	62.1	17.2	10.0
Mortgage payable	2.0	0.1	0.1	0.1	1.7
Purchase obligations	4.2	1.6	1.7	0.9	—
Non-discretionary pension contributions	2.0	0.1	0.3	0.3	1.3

Total	$1,144.1	$954.5	$118.0	$21.6	$50.0

Other Information

Regulatory Matters and Newly Enacted Legislation

The federal government is considering a variety of reforms related to banking and the financial industry including, without limitation, the newly adopted Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending the concept of “too big to fail” institutions by giving regulators the ability to liquidate large financial institutions. It is the broadest overhaul of the U.S. financial system since the Great Depression and the overall impact on the Corporation and its subsidiaries is unknown at this time.

The Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of banks and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations.

The Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business or financial results. It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities we might otherwise consider engaging in, cause business disruptions and/or have other impacts that are as-of-yet unknown to the Corporation and the Bank. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations. For example, a provision of the Dodd-Frank Act is intended to preclude bank holding companies from treating future trust preferred securities issuances as Tier 1 capital for regulatory capital adequacy purposes. This provision may narrow the number of possible capital raising opportunities the Corporation, and other bank holding companies, might have in the future.

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

Effect of Government Monetary Policies

The earnings of the Corporation are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. An important function of the FRB is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect rates charged on loans or paid for deposits.

The Corporation is a member of the Federal Reserve System and, therefore, the policies and regulations of the FRB have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Corporation’s operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation cannot be predicted.

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this Report and the documents incorporated by reference herein, may constitute forward-looking statements for the purposes of the Securities Act and the Securities Exchange Act of 1934, as amended (“Exchange Act”), and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, performance, revenues, growth, profits, operating expenses, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, impairment of goodwill, the effect of changes in accounting standards, and market and pricing trends. The words “may”, “would”, “should”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “target”, “potentially”, “probably”, “outlook”, “predict”, “contemplate”, “continue”, “plan”, “forecast”, “project” and “believe” or other similar words and phrases may identify forward-looking statements. Such statements are only predictions, and the Corporation’s actual results may differ materially from the results anticipated by the forward-looking statement due to a variety of factors, including without limitation:

•	the businesses of the Corporation and FKF, and subsidiaries, not integrating successfully or such integration being more difficult, time-consuming or costly than expected;

•

material differences in the actual financial results of merger and acquisition activities compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within the expected time frame, including as to the Merger;

•	revenues following the Merger being lower than expected;

•

deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, being greater than expected;

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

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this quarterly report are based upon management’s beliefs and assumptions as of the date of this quarterly report. The Corporation assumes no obligation to update any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this quarterly report or the incorporated documents might not occur, and you should not put undue reliance on any forward-looking statements.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2009, as supplemented and updated by the discussion below.

Previously enacted and potential future legislation, including legislation to reform the U.S. financial regulatory system, could adversely affect our business.

Market conditions have resulted in creation of various programs by the United States Congress, the Treasury, the Federal Reserve and the FDIC that were designed to enhance market liquidity and bank capital. As these programs expire, are withdrawn or reduced, the impact on the financial markets, banks in general and their customers is unknown. This could have the effect of, among other things, reducing liquidity, raising interest rates, reducing fee revenue, limiting the ability to raise capital, all of which could have an adverse impact on the financial condition of the Bank and the Corporation.

Additionally, the federal government is considering a variety of other reforms related to banking and the financial industry including, without limitation, the newly adopted Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010. This legislation could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business or financial results. It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities we might otherwise consider engaging in, cause business disruptions and/or have other impacts that are as-of-yet unknown to the Corporation and the Bank. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations. For example, a provision of the Dodd-Frank Act is intended to preclude bank holding companies from treating future trust preferred securities issuances as Tier 1 capital for regulatory capital adequacy purposes. This provision may narrow the number of possible capital raising opportunities the Corporation, and other bank holding companies, might have in the future.

The new Bureau of Consumer Financial Protection (“BCFP”) may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

The BCFP has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The potential reach of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the second quarter of 2010 (1) (2) :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2010 – April 30, 2010	85	$18.68	—	195,705
May 1, 2010 – May 31, 2010	—	—	—	195,705
June 1, 2010 – June 30, 2010	—	—	—	195,705

Total	85	$18.68	—	195,705

Notes to this table:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million and terminated the 2003 Program. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

(2)	In April 2010, shares were purchased by the Corporation’s Deferred Compensation plans through open market transactions by the Corporation’s Wealth Management Division investment personnel.

ITEM 3 . Defaults Upon Senior Securities

None

ITEM 4. Reserved

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

Exhibit No.	Description and References
10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.23	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.24**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.25	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.26	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.27	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.28	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: August 9, 2010	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: August 9, 2010	By:	/S/ J. DUNCAN SMITH
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