Form 10-Q
period 2010-09-30
BRYN MAWR BANK CORP
filed 2010-11-09
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2010

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

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2010
Common Stock, par value $1	12,191,326

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2010	2009	2010	2009
Interest income:
Interest and fees on loans and leases	$16,876	$12,905	$42,285	$38,873
Interest on cash and cash equivalents	61	40	113	231
Interest on investment securities	1,536	1,241	3,793	3,597

Total interest income	18,473	14,186	46,191	42,701
Interest expense:
Savings, NOW, and market rate accounts	841	729	2,164	2,343
Time deposits	654	1,094	1,565	3,963
Wholesale deposits	242	465	719	1,894
FHLB advances	1,409	1,239	3,638	3,755
Subordinated debt	294	299	847	825
Junior subordinated debentures	223	—	223	—
Mortgage payable	28	30	85	53

Total interest expense	3,691	3,856	9,241	12,833
Net interest income	14,782	10,330	36,950	29,868
Provision for loan and lease losses	4,236	2,305	8,343	5,582

Net interest income after provision for loan and lease losses	10,546	8,025	28,607	24,286
Non-interest income:
Fees for wealth management services	3,689	3,457	11,418	10,581
Service charges on deposits	672	493	1,662	1,447
Loan servicing and other fees	422	367	1,183	1,001
Net gain on sale of residential mortgage loans	1,189	760	2,320	5,153
Net gain on sale of available for sale investments	259	848	1,803	1,320
Net gain on trading investments	—	160	—	240
Net gain (loss) on sale of other real estate owned (“OREO”)	38	6	(114)	6
BOLI income	131	—	131	—
Other operating income	653	552	1,699	2,181

Total non-interest income	7,053	6,643	20,102	21,929
Non-interest expenses:
Salaries and wages	7,047	5,322	17,679	16,427
Employee benefits	1,646	1,281	4,568	4,325
Occupancy and bank premises	1,195	893	3,080	2,726
Furniture, fixtures, and equipment	695	634	1,847	1,832
Advertising	303	196	821	774
Amortization of mortgage servicing rights	206	186	615	637
Net impairment (recovery) of mortgage servicing rights	168	(51)	386	38
Amortization of core deposit intangible asset	89	—	89	—
Amortization of other intangible assets	77	77	231	231
FDIC insurance	416	265	1,029	944
FDIC special assessment	—	—	—	540
OREO expense	54	—	110	—
Impairment of OREO	381	—	381	—
Merger related expenses	4,292	85	5,277	—
Professional fees	459	419	1,537	1,306
Other operating expenses	2,337	1,382	5,571	4,664

Total non-interest expenses	19,365	10,689	43,221	34,444
(Loss) income before income taxes	(1,766)	3,979	5,488	11,771
Income tax (benefit) expense	(746)	1,360	1,879	4,071

Net (loss) income	$(1,020)	$2,619	$3,609	$7,700

Basic (loss) earnings per common share	$(0.08)	$0.30	$0.35	$0.88
Diluted (loss) earnings per common share	$(0.08)	$0.30	$0.35	$0.88
Dividends declared per share	$0.14	$0.14	$0.42	$0.42
Weighted-average basic shares outstanding	12,184,447	8,782,632	10,284,897	8,710,909
Dilutive potential shares	—	17,664	12,836	19,254

Adjusted weighted-average diluted shares	12,184,447	8,800,296	10,297,733	8,730,163

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(dollars in thousands, except share and per share data)	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$11,090	$11,670
Interest bearing deposits with banks	42,089	58,472
Money market funds	223	9,175

Cash and cash equivalents	53,402	79,317
Investment securities available for sale, at fair value (amortized cost of $352,483 and $206,689 as of September 30, 2010 and December 31, 2009 respectively)	356,838	208,224
Loans held for sale	4,686	3,007
Portfolio loans and leases	1,176,438	885,739
Less: Allowance for loan and lease losses	(10,297)	(10,424)

Net portfolio loans and leases	1,166,141	875,315

Premises and equipment, net	29,340	21,438
Accrued interest receivable	6,623	4,289
Deferred income taxes	15,071	4,991
Mortgage servicing rights	4,009	4,059
Bank owned life insurance	18,838	—
FHLB stock	14,976	7,916
Goodwill	16,671	6,301
Core deposit intangible	2,038	—
Other intangible assets	5,190	5,421
Other investments	4,600	3,140
Other assets	15,761	15,403

Total assets	$1,714,184	$1,238,821

Liabilities
Deposits:
Non-interest-bearing demand	$227,080	$212,903
Savings, NOW and market rate accounts	670,771	482,987
Other wholesale deposits	65,124	52,174
Wholesale time deposits	34,834	36,118
Time deposits	261,839	153,705

Total deposits	1,259,648	937,887

FHLB advances	221,793	144,826
Mortgage payable	2,016	2,062
Subordinated debentures	22,500	22,500
Junior subordinated debentures	12,041	—
Repurchase agreements	11,883	—
Accrued interest payable	3,159	1,987
Other liabilities	22,817	25,623

Total liabilities	1,555,857	1,134,885

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 15,105,469 and 11,786,084 shares as of September 30, 2010 and December 31, 2009, respectively, and outstanding of 12,190,991 and 8,866,420 as of September 30, 2010 and December 31, 2009, respectively	15,105	11,786
Paid-in capital in excess of par value	68,166	17,705
Accumulated other comprehensive loss, net of taxes	(5,754)	(6,913)
Retained earnings	110,691	111,290

	188,208	133,868
Less: Common stock in treasury at cost – 2,914,478 and 2,919,664 shares as of September 30, 2010 and December 31, 2009, respectively	(29,881)	(29,932)

Total shareholders’ equity	158,327	103,936

Total liabilities and shareholders’ equity	$1,714,184	$1,238,821

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(dollars in thousands)	2010	2009
Operating activities:
Net Income	$3,609	$7,700
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,343	5,582
Provision for depreciation and amortization	2,628	2,257
Loans originated for resale	(79,330)	(236,100)
Proceeds from loans sold	80,642	240,144
Purchase of trading securities	—	(5,076)
Gain on trading securities	—	(240)
Net gain on sale of available for sale securities	(1,803)	(1,320)
Net gain on sale of residential mortgages	(2,320)	(5,153)
Provision for deferred income taxes	(1,607)	(788)
Stock based compensation cost	373	283
Change in income taxes payable/receivable	54	1,792
Change in accrued interest receivable	(598)	(326)
Change in accrued interest payable	(678)	(1,477)
Amortization and net impairment of mortgage servicing rights	1,001	675
Net accretion of fair value adjustments	(1,306)	—
Amortization of core deposit intangible	89	—
Amortization of other intangible assets	231	231
Impairment of OREO	381	—
Loss (gain) on sale of OREO	114	(6)
Net change in cash surrender value of bank owned life insurance (“BOLI”)	(131)	—
Other, net	3,212	5,477

Net cash provided by operating activities	12,904	13,655

Investing activities:
Purchases of investment securities	(271,543)	(128,028)
Proceeds from maturity of investment securities and mortgage-backed securities paydowns	12,169	20,577
Proceeds from sale of investment securities available for sale	57,787	40,053
Proceeds from calls of investment securities	150,020	9,500
Net change in other investments	(97)	(124)
Proceeds from BOLI repayment	—	15,585
Net portfolio loan and lease (originations) repayments	(26,715)	5,587
Purchases of premises and equipment	(1,579)	(1,472)
Contingent earn-out payment for Lau Associates	(1,477)	(195)
Acquisition of First Keystone Financial, Inc., net cash acquired	46,240	—
Decrease in OREO	2	—
Proceeds from sale of OREO	1,371	382

Net cash used by investing activities	(33,822)	(38,135)

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	15,018	67,118
Change in time deposits	(25,372)	(35,154)
Change in wholesale time and other wholesale deposits	11,666	(1,978)
Change in repurchase agreements	(1,204)	—
Dividends paid	(4,208)	(3,661)
Increase in borrowed funds greater than 90 days	—	—
Repayment of borrowed funds greater than 90 days	(27,816)	(7,553)
Increase in subordinated debentures	—	7,500
Change in mortgage payable	(46)	2,076
Purchase of treasury stock	—	(42)
Tax benefit from exercise of stock options	58	63
Proceeds from issuance of common stock	26,650	2,501
Proceeds from exercise of stock options	257	497

Net cash (used) provided by financing activities	(4,997)	31,367

Change in cash and cash equivalents	(25,915)	6,887
Cash and cash equivalents at beginning of period	79,317	68,985

Cash and cash equivalents at end of period	$53,402	$75,872

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$3,418	$2,999
Interest	$8,069	$14,311
Supplemental cash flow information:
Available for sale securities purchased, not settled	900	—
Change in unrealized gains on available for sale securities and pension	1,783	2,894
Change in deferred taxes due to change in comprehensive income	624	1,013
Transfer of loans to other real estate owned	1,962	—
Acquisition of noncash assets and liabilities:
Assets acquired	438,937	—
Liabilities assumed	458,684	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

	Nine months ending September 30, 2010
(dollars in thousands, except share information)	Shares of Common Stock issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2009	11,786,084	$11,786	$17,705	$111,290	$(6,913)	$(29,932)	$103,936
Net income	—	—	—	3,609	—	—	3,609
Dividends declared, $0.42 per share	—	—	—	(4,208)	—	—	(4,208)
Other comprehensive income, net of taxes	—	—	—	—	1,159	—	1,159
Stock based compensation	—	—	373	—	—	—	373
Tax benefit from gains on stock option exercise	—	—	58	—	—	—	58
Retirement of treasury stock	(5,186)	(5)	(46)	—	—	51	—
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	122,031	122	1,958	—	—	—	2,080
Exercise of stock options	24,239	24	233	—	—	—	257
Acquisition of First Keystone Financial, Inc.	1,630,134	1,630	24,863	—	—	—	26,493
Registered direct common stock offering	1,548,167	1,548	23,022	—	—	—	24,570

Balance September 30, 2010	15,105,469	$15,105	$68,166	$110,691	$(5,754)	$(29,881)	$158,327

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009
Net (loss) income	$(1,020)	$2,619
Other comprehensive (loss) income:
Unrealized investment gains, net of tax expense $666 and $418, respectively	1,236	775
Change in unfunded pension liability, net of tax (benefit) expense of $(608) and $147, respectively	(1,130)	272

Total comprehensive (loss) income	$(914)	$3,666

	Nine Months Ended
	September 30, 2010	September 30, 2009
Net income	$3,609	$7,700
Other comprehensive income:
Unrealized investment gains, net of tax expense $987 and $682, respectively	1,833	1,266
Change in unfunded pension liability, net of tax (benefit) expense of $(363) and $331, respectively	(674)	615

Total comprehensive income	$4,768	$9,581

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

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

The results of operations for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

2. Acquisition of First Keystone Financial, Inc.

On July 1, 2010, the merger of First Keystone Financial, Inc. (“FKF”) with and into the Corporation (the “Merger”), and the two step merger of FKF’s wholly-owned subsidiary, First Keystone Bank (“FKB”) with and into the Bank, were completed. In accordance with the terms of the Agreement and Plan of Merger, dated November 3, 2009, by and between the Corporation and FKF (the “Merger Agreement”), shareholders of FKF received 0.6973 shares of the Corporation’s common stock plus $2.06 per share cash consideration for each share of FKF common stock they owned as of the effective date of the Merger. The 85% stock and 15% cash transaction is valued at $31.3 million, based on FKF’s June 30, 2010, closing share price as listed on the NASDAQ stock market of $13.35. The aggregate consideration paid to FKF shareholders consisted of approximately 1.6 million shares of the Corporation’s common stock, valued at approximately $26.4 million, and approximately $4.8 million in cash. FKF employee stock options, valued at approximately $102 thousand, which were fully vested and converted to options to purchase the Corporation’s common stock upon the closing of the Merger, were also included in the total consideration paid. The results of combined entity’s operations are included in the Corporation’s unaudited Consolidated Statements of Income for the period beginning July 1, 2010, the date of the acquisition.

The acquisition of FKF, a federally chartered thrift institution with assets of approximately $483 million, enabled the Corporation to increase its regional footprint with the addition of eight full service branch locations, primarily in Delaware County, Pennsylvania. The geographic locations of the acquired branches were such that it was not necessary to close any of the former FKF branches. By expanding into these new areas within Delaware County, the Corporation will be able to extend its successful sales culture as well as offer its reputable wealth management products and other value-added services to a wider segment of the county’s population. In addition, a large majority of the FKF employees were retained, which will allow the Corporation to maintain the valuable customer relationships that FKF was able to build over the past century.

The acquisition of FKF was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of approximately $10.4 million, which will not be amortizable and is not deductible for tax purposes. The Corporation allocated the total balance of goodwill to its Banking segment. The Corporation also recorded $2.1 million in core deposit intangibles which will be amortized over ten years using a declining balance method.

The fair values listed below are preliminary estimates and are subject to adjustment, however, while they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition.

In connection with the Merger, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (1,630,134 shares)	$26,391
Cash paid to FKF shareholders	4,819
Fair value of FKF employee stock options	102

Value of consideration	31,312
Assets acquired:
Cash and due from banks	51,059
Investment securities	100,888
Loans	274,783
Premises and equipment	7,856
Deferred federal income taxes	9,097
Bank owned life insurance	18,711
Federal Home Loan Bank (“FHLB”) stock	7,060
Core deposit intangible	2,127
Other assets	8,045

Total assets	479,626
Liabilities assumed:
Deposits	320,768
FHLB advances	105,734
Junior subordinated debentures	12,103
Repurchase agreements	13,087
Other liabilities	6,992

Total liabilities	458,684
Net assets acquired	20,942

Goodwill resulting from acquisition of FKF	$10,370

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20 (formerly SFAS 91).

Certain loans, those for which specific credit-related deterioration, since origination, was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield. The Corporation uses the cash basis method of interest income recognition for these impaired loans. The following table details the loans that are accounted for in accordance with FASB ASC 310-30 (formerly SOP 03-3) as of July 1, 2010:

Contractually required principal and interest at acquisition	$39,792
Contractual cash flows not expected to be collected (nonaccretable difference)	14,370

Expected cash flows at acquisition	25,422

Interest component of expected cash flows (accretable discount)	6,208

Fair value of acquired loans accounted for under FASB ASC 310-30	$19,214

In accordance with accounting principles generally accepted in the United States (“GAAP”), there was no carryover of the allowance for loan losses that had been previously recorded by FKF.

In connection with the acquisition of FKF, the Corporation acquired an investment portfolio with a fair value of $100.9 million. The fair value of the investment portfolio was determined by taking into account market prices obtained from independent valuation sources.

In connection with the acquisition of FKF, the Corporation recorded a deferred income tax asset of $9.1 million related to FKF’s net operating loss carryforward, as well as other tax attributes of the acquired company, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting. This deferred tax asset is net of a valuation allowance of $1.3 million.

The fair value of savings and transaction deposit accounts acquired from FKF was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools.

Due to the overnight nature of the repurchase agreements acquired from FKF, their carrying value was used to approximate their fair value as of the acquisition date, and hence, no adjustment to fair value was recorded.

The fair value of the FHLB advances was determined based on the prepayment penalties that would have been assessed as of July 1, 2010, by the FHLB for their redemption. This adjustment to the face value of the borrowings will be accreted to reduce interest expense over the remaining lives of the respective borrowings.

The fair value of the junior subordinated debentures was determined based on the price to call the instruments. The premium to call the debentures decreases annually until August 2017, at which time they may be called at par. This fair value adjustment will be accreted to reduce interest expense over the periods ending in August 2017.

Direct costs related to the acquisition were expensed as incurred. During the nine months ended September 30, 2010, the Corporation incurred $5.3 million in merger and acquisition integration expenses related to the transaction, including $1.1 million in salaries and benefits, $1.5 million in technology and communications, $55 thousand in occupancy and equipment, $275 thousand in marketing and advertising, $1.9 million in professional services, and $472 thousand in other noninterest expenses.

The following table presents unaudited pro forma information as if the acquisition of FKF had occurred on both January 1, 2010 and January 1, 2009. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects.

The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition of FKF occurred at the beginning of 2010 or 2009. In particular, expected cost savings and $5.9 million of merger and acquisition integration costs are not reflected in the pro forma amounts.

	Pro forma Nine Months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009
Net interest income	$43,868	$41,609
Allowance for loan loss	(10,243)	(8,507)
Non-interest income	19,043	23,328
Non-interest expense and income taxes	47,156	48,669

Net income	$5,513	$7,762

3. Earnings Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net (loss) income available to common shareholders	$(1,020)	$2,619	$3,609	$7,700

Denominator for basic earnings per share – weighted average shares outstanding	12,184,447	8,782,632	10,284,897	8,710,909
Effect of dilutive potential common shares	—	17,664	12,836	19,254

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	12,184,447	8,800,296	10,297,733	8,730,163

Basic (loss) earnings per share	$(0.08)	$0.30	$0.35	$0.88
Diluted (loss) earnings per share	$(0.08)	$0.30	$0.35	$0.88
Antidilutive shares excluded from computation of average dilutive earnings per share	953,301	763,102	927,006	718,370

4. Allowance for Loan and Lease Losses

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2009
(dollars in thousands)	2010	2009	2010	2009
Balance, beginning of period	$9,841	$10,389	$10,424	$10,332	$10,332
Charge-offs	(3,934)	(2,581)	(8,951)	(5,985)	(7,370)
Recoveries	154	186	481	370	578

Net charge-offs	(3,780)	(2,395)	(8,470)	(5,615)	(6,792)
Provision for loan and lease losses	4,236	2,305	8,343	5,582	6,884

Balance, end of period	$10,297	$10,299	$10,297	$10,299	$10,424

5. Investment Securities

The amortized cost and estimated fair value of investments, all of which were classified as available for sale, are as follows:

As of September 30, 2010

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury obligations	$5,012	$215	$—	$5,227
Obligations of the U.S. Government and agencies	186,430	1,190	(11)	187,609
State & political subdivisions	33,709	890	(5)	34,594
Federal agency mortgage-backed securities	41,632	807	(8)	42,431
Government agency mortgage-backed securities	19,392	74	(64)	19,402
Collateralized mortgage obligations	2,461	29	—	2,490
Other debt securities	1,250	—	—	1,250

Total fixed income investments	$289,886	$3,205	$(88)	$293,003
Bond mutual funds	62,354	1,187	—	63,541
Other equity investments	243	51	—	294

Total equity investments	62,597	1,238	—	63,835
Total	$352,483	$4,443	$(88)	$356,838

As of December 31, 2009

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Government and agencies	$85,462	$75	$(476)	$85,061
State & political subdivisions	24,859	197	(32)	25,024
Federal agency mortgage-backed securities	49,318	1,634	—	50,952
Government agency mortgage-backed securities	8,607	121	(10)	8,718
Other debt securities	1,500	—	(1)	1,499

Total fixed income investments	$169,746	$2,027	$(519)	$171,254
Bond mutual funds	36,943	140	(113)	36,970

Total	$206,689	$2,167	$(632)	$208,224

The following tables show the amount of securities that were in an unrealized loss position:

As of September 30, 2010

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Government and agencies	$13,484	$(11)	$—	$—	$13,484	$(11)
State & political subdivisions	2,268	(5)	—	—	2,268	(5)
Federal agency mortgage-backed securities	2,610	(8)	—	—	2,610	(8)
Government agency mortgage-backed securities	16,157	(64)	—	—	16,157	(64)

Total	$34,519	$(88)	$—	$—	$34,519	$(88)

As of December 31, 2009

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Government and agencies	$43,166	$(476)	$—	$—	$43,166	$(476)
State & political subdivisions	8,631	(32)	—	—	8,631	(32)
Government agency mortgage backed securities	2,535	(10)	—	—	2,535	(10)
Other debt securities	399	(1)	—	—	399	(1)

Total fixed income investments	$54,731	$(519)	$—	$—	$54,731	$(519)
Bond mutual funds	19,491	(113)	—	—	19,491	(113)

Total	$74,222	$(632)	$—	$—	$74,222	$(632)

The Corporation evaluates debt securities in the investment portfolio, which include U.S. Government agencies, Government sponsored agencies, municipalities and other issuers, for other-than-temporary impairment and considers current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities in the investment portfolio are highly rated as investment grade and the Corporation believes that it will not incur any material losses with respect to such securities. The unrealized losses presented in the table above are temporary in nature as they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within the Corporation’s investment portfolio. None of the investments in the tables above is believed to be other-than-temporarily impaired. The Corporation intends to hold the securities until, and does not believe it will be required to sell the securities before, recovery occurs.

At September 30, 2010, securities with a fair value of $127.8 million were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank (“FRB”) discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment securities at September 30, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,873	$3,875
Due after one year through five years	122,451	123,249
Due after five years through ten years	76,164	77,248
Due after ten years	23,913	24,308

Subtotal	226,401	228,680

Mortgage backed securities	63,485	64,323
Bond mutual funds and other equity investments (no stated maturity)	62,597	63,835

Subtotal	126,082	128,158

Total available for sale securities	$352,483	$356,838

6. Loans and leases

Loans and leases outstanding consist of the following:

(dollars in thousands)	September 30, 2010	December 31, 2009
Loans held for sale	$4,686	$3,007

Real estate loans:
Commercial mortgage loans	$358,486	$265,023
Home equity lines and loans	226,765	177,863
Residential mortgage loans	251,836	110,653
Construction loans	48,674	38,444

Total real estate loans	885,761	591,983
Commercial and industrial loans	239,823	233,288
Consumer loans	13,255	12,717
Leases	37,599	47,751

Total portfolio loans and leases	1,176,438	885,739

Total loans and leases	$1,181,124	$888,746

Net deferred loan origination costs included in the above loan table	$427	$430

Non Performing Loans and Leases:
Non-accrual loans and leases	$9,938	$6,246
Loans past due 90 days or more and still accruing	902	668

Total non-performing loans and leases	10,840	6,914
Troubled debt restructurings (“TDRs”) in compliance with modified terms	2,375	1,622

Total non-performing loans and leases and TDRs	13,215	$8,536

The following summarizes the Corporation’s impaired loans for the periods indicated:

	At or For The Nine Months Ended		At or For The Twelve Months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009	December 31, 2009
Period end impaired loan balances	10,671	5,251	$5,711
Loan charge-offs, net of recoveries	6,785	1,300	1,804
Period end specific reserve for impaired loans	800	58	317
Period to date income recognized	209	82	41

Troubled debt restructuring – non-performing *	493	2,009	2,274
Trouble debt restructuring – performing *	1,094	1,462	1,622

*	included in impaired loan balances

The period end impaired lease balances were $1.6 million, $2.2 million and $1.5 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively. Net charge-offs on impaired leases for the nine month, twelve month and nine month periods ended September 30, 2010, December 31, 2009 and September 30, 2009, respectively were $1.5 million, $4.4 million and $3.6 million, respectively. The TDRs included in the lease portfolio as of September 30, 2010 and December 31, 2009 and September 30, 2009 were $1.5 million, $1.8 million and $1.5 million, respectively.

The outstanding principal balance and related carrying amount of loans acquired from FKF, for which the Bank applies ASC 310-30, to account for interest earned, as of the indicated dates, is as follows:

(dollars in thousands)	September 30, 2010	December 31, 2009
Outstanding principal balance	$28,693	$—
Carrying amount	18,811	—

The following table presents changes in the accretable discount on loans acquired from FKF, for which the Bank applies ASC 310-30, for the nine months ended September 30, 2010:

(dollars in thousands)	Accretable Discount
Balance at December 31, 2009	$—
Recorded at acquisition, July 1, 2010	6,208
Accretion	(315)

Balance at September 30, 2010	$5,893

7. Borrowings

FHLB Advances – As of September 30, 2010, the Corporation had a maximum borrowing capacity (“MBC”) with the FHLB of approximately $613 million, of which the unused capacity was $393 million. In addition, there were approximately $75 million in overnight federal funds line and approximately $68 million of Federal Reserve Discount Window capacity at September 30, 2010. In connection with its FHLB borrowings, the Corporation is required to hold stock in the FHLB. Accordingly, the Bank held $15.0 million and $7.9 million is FHLB stock as of September 30, 2010 and December 31, 2009, respectively. The carrying amount of the FHLB stock approximates its fair value.

In connection with the acquisition of FKF, the Corporation assumed $102.6 million of FHLB advances with a fair value of $105.7 million, substantially all of which were convertible-rate instruments whereby FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate tied to the London Interbank Offered Rate (LIBOR).

The following table presents remaining periods until maturity of FHLB long-term advances and other borrowings:

(dollars in thousands)	September 30, 2010	December 31, 2010
Within one year	$115,505	$40,000
Over one year through five years	84,237	96,986
Over five years through ten years	22,051	7,840

	$221,793	$144,826

As of September 30, 2010, the range of maturity dates of FHLB advances was between October 4, 2010 and August 20, 2018, the weighted average stated interest rate was 3.72%, and the range of stated interest rates was between 0.61% and 6.43%.

The following table presents information concerning fixed-rate and convertible borrowings:

(dollars in thousands)	September 30, 2010	December 31, 2009
Fixed	$117,179	$124,826
Convertible	104,614	20,000

	$221,793	$144,826

Junior Subordinated Debentures – In connection with the acquisition of FKF, the Corporation acquired FKF Capital Trust I (the “Trust”), a trust formed under Delaware law that became an unconsolidated subsidiary of the Corporation. The Corporation owns all the common shares of the Trust, and has accordingly recorded $919 thousand in other investments on its unaudited Consolidated Balance Sheet as of September 30, 2010, representing its investment in those common shares. On August 21, 1997, the Trust issued $16.2 million of preferred securities (the “Preferred Securities”) at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. Simultaneously, the proceeds from the issue, along with $502 thousand cash were invested in junior subordinated debentures (the “Debentures”) that have been assumed by the Corporation. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Corporation. On November 15, 2001 and June 25, 2008, FKF purchased $3.5 million and $1.5 million, respectively, of the Preferred Securities.

Debentures represent the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable semiannually in arrears. The Corporation has the option, subject to required regulatory approval, if any, to prepay the securities. The Corporation has, under the terms of the Debentures and the related Indenture as well as the other operative corporate documents, agreed to irrevocably and unconditionally guarantee the Trust’s obligations under the Debentures.

The premium to call the Preferred Securities decreases each August 15th until August 15, 2017, at which time they are callable at their face value. Because the Preferred Securities, and hence the Debentures, were callable as of the date of their acquisition, at an identifiable call price, the fair value of the Debentures was based on this call price.

Repurchase Agreements – In connection with the acquisition of FKF, the Bank assumed $13.1 million of repurchase agreements under FKF’s Repo Program. The repurchase agreements are between the Bank and certain customers and provide for certain of the Bank’s investment securities to be sold to the customer on an overnight basis and then repurchased by the Bank, allowing the customers deposit account funds to be used by the Bank on an overnight basis. The interest rate paid on the repurchase agreements varies on a daily basis at the sole discretion of the Bank. As of September 30, 2010, the repurchase agreements totaled $11.9 million at an average rate of 0.25%.

8. Stock Based Compensation

Stock Options

Stock based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period. The fair value of stock option grants is determined using the Black-Scholes pricing model. The assumptions necessary for the calculation of the fair value are: expected life of options, annual volatility of stock price, risk free interest rate and annual dividend yield.

The Corporation granted fully vested options to purchase 21,133 shares of its common stock in connection with the assumption of options to purchase FKF common stock that were surrendered on July 1, 2010 in accordance with the terms of the Merger Agreement. The options granted have an average strike-price of $13.35 and had a fair value of $114 thousand at the merger date.

The following table provides information about options outstanding for the three-months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding June 30, 2010	997,196	$19.90	$4.44
Granted	21,133	13.35	5.42
Forfeited	(500)	21.21	4.82
Exercised	(8,039)	10.62	5.42

Options outstanding September 30, 2010	1,009,790	$19.83	$4.46

The following table provides information about unvested options for the three months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options June 30, 2010	348,743	$20.87	$4.78
Granted	21,133	13.35	5.42
Vested	(106,222)	19.65	4.94
Forfeited	—	—	—

Unvested options September 30, 2010	263,654	$20.76	$4.76

The following table provides information about options outstanding for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2009	1,013,396	$19.75	$4.41
Granted	21,133	13.35	5.42
Forfeited	(500)	21.21	4.82
Exercised	(24,239)	10.62	3.15

Options outstanding September 30, 2010	1,009,790	$19.83	$4.46

The following table provides information about unvested options for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2009	349,926	$20.88	$4.78
Granted	21,133	13.35	5.42
Vested	(107,405)	19.70	4.96
Forfeited	—	—	—

Unvested options September 30, 2010	263,654	$20.76	$4.76

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 were as follows:

(dollars in thousands)	2010	2009
Proceeds from strike price of options exercised	$257	$497
Related tax benefit recognized	58	63

Proceeds of options exercised	$315	$560

Fair value of options exercised	$425	$664

The following table provides information about options outstanding and exercisable options at September 30, 2010:

	Outstanding	Exercisable
Number	1,009,790	746,136
Weighted average exercise price	$19.83	$19.51
Aggregate intrinsic value	$268,400	$268,400
Weighted average contractual term (in years)	4.38	4.25

For the nine months ended September 30, 2010 there were no options granted.

Restricted Stock Awards (“RSAs”)

On July 1, 2010, the Corporation granted 11,920 of RSAs under the 2007 Long Term Incentive Plan, with a grant date fair value of $16.78 per share. Compensation expense related to the RSAs was $13 thousand for the three months and nine months ended September 30, 2010. The awards have a cliff-vesting of four years, which is dependent upon the grantee being an active employee at the time of vesting.

Performance Stock Awards (“PSAs”)

On August 20, 2010, the Corporation granted 60,767 PSAs under the 2010 Long Term Incentive Plan, with a grant date fair value of $9.64 per share. Compensation expense related to the PSAs was $30 thousand for the three months ended September 30, 2010. The awards have a cliff-vesting of three years, which is dependent upon the Corporation achieving the stated performance targets at vesting.

As of September 30, 2010, the total not-yet-recognized compensation expense of unvested stock options, RSAs and PSAs is $1.9 million. This expense will be recognized over a weighted average period of 35 months.

9. Pension and Other Post-Retirement Benefit Plans

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

The following table provides a reconciliation of the components of the net periodic benefits cost for the three months ended September 30, 2010 and 2009:

	For Three Months Ended September 30
	SERP		QDBP		PRBP
	2010	2009	2010	2009	2010	2009
Service cost	$46	$50	$(24)	$—	$—	$—
Interest cost	56	29	431	437	13	17
Expected return on plan assets	—	—	(596)	(510)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	22	23	—	—	(35)	(18)
Amortization of net loss	7	13	194	213	19	19

Net periodic benefit cost	$131	$115	$5	$140	$3	$24

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the nine months ended September 30, 2010 and 2009:

	For Nine Months Ended September 30
	SERP		QDBP		PRBP
	2010	2009	2010	2009	2010	2009
Service cost	$138	$146	$—	$—	$—	$—
Interest cost	168	165	1,291	1,419	39	42
Expected return on plan assets	—	—	(1,574)	(1,513)	—	—
Amortization of transition obligation	—	—	—	—	18	19
Amortization of prior service costs	66	96	—	—	(105)	(119)
Amortization of net loss	21	13	576	700	57	57

Net periodic benefit cost (benefit)	$393	$420	$293	$606	$9	$(1)

QDBP: As stated in the Corporation’s 2009 Annual Report, the Corporation does not have any minimum funding requirements for its QDBP for 2010. As of September 30, 2010, no contributions have been made to the QDBP. For 2010, the Corporation revised its discount rate assumption on its frozen QDBP from 5.80% at December 31, 2009 to 5.10% at September 30, 2010.

SERP: The Corporation contributed $34 thousand during the third quarter of 2010 and it is expected to contribute an additional $36 thousand to the SERP for the remaining three months of 2010.

PRBP: In 2005 the Corporation capped the maximum payment under the PRBP at 120% of the 2005 benefit. In 2010, the cost is at the cap.

10. Segment Information

The Corporation aggregates certain of its operations and has identified four “segments” as follows: Banking, Wealth Management, Mortgage Banking, and All Other. Footnote 28 – Segment Information, in the Notes to the Consolidated Financial Statements in the Corporation’s 2009 Annual Report provides additional descriptions of the identified segments.

Segment information for the quarter ended September 30, 2010 is as follows:

	September 30, 2010
(Dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$15,027	$3	$—	$(248)	$14,782
Less: Loan and lease loss provision	4,236	—	—	—	4,236

Net interest income after loan and lease loss provision	10,791	3	—	(248)	10,546
Other income:
Fees for wealth management services	—	3,689	—	—	3,689
Service charges on deposit accounts	672	—	—	—	672
Loan servicing and other fees	61	—	361	—	422
Net gain on sale of residential mortgage loans	10	—	1,179	—	1,189
Other income	954	8	60	59	1,081

Total other income	1,697	3,697	1,600	59	7,053
Other expenses:
Salaries and wages	4,801	1,735	299	212	7,047
Employee benefits	1,328	315	20	(17)	1,646
Occupancy and bank premises	1,699	195	50	(54)	1,890
Net impairment/amortization of mortgage servicing rights	—	—	374	—	374
Merger-related expense	4,292	—	—	—	4,292
Other operating expense	3,646	369	203	(102)	4,116

Total other expense	15,766	2,614	946	39	19,365

Segment profit	(3,278)	1,086	654	(228)	(1,766)
Intersegment pretax revenues (expenses) *	94	25	10	(129)	—

Pretax segment profit (loss) after eliminations	$(3,184)	$1,111	$664	$(357)	$(1,766)

% of segment pretax profit (loss) after eliminations	180.4%	(62.9)%	(37.7)%	20.2%	100.0%

Segment assets in millions of dollars	$1,665	$13	$6	$30	$1,714

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the quarter ended September 30, 2009 is as follows:

	September 30, 2009
(Dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$10,350	$3	$6	$(29)	$10,330
Less: Loan and lease loss provision	2,305	—	—	—	2,305

Net interest income after loan and lease loss provision	8,045	3	6	(29)	8,025
Other income:
Fees for wealth management services	—	3,457	—	—	3,457
Service charges on deposit accounts	493	—	—	—	493
Loan servicing and other fees	49	—	318	—	367
Net gain on sale of residential mortgage loans	—	—	760	—	760
Other income	1,486	14	22	44	1,566

Total other income	2,028	3,471	1,100	44	6,643
Other expenses:
Salaries and wages	3,074	1,714	330	204	5,322
Employee benefits	920	366	7	(12)	1,281
Occupancy and bank premises	1,330	202	46	(51)	1,527
Net impairment/amortization of mortgage servicing rights	—	—	135	—	135
Other operating expense	2,013	408	96	(93)	2,424

Total other expense	7,337	2,690	614	48	10,689

Segment profit before income taxes	2,736	784	492	(33)	3,979
Intersegment pretax revenues (expenses) *	175	47	10	(232)	—

Pretax segment profit (loss) after eliminations	$2,911	$831	$502	$(265)	$3,979

% of segment pretax profit (loss) after eliminations	73.2%	20.9%	12.6%	(6.7)%	100.0%

Segment assets in millions of dollars	$1,176	$11	$5	$4	$1,196

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the nine months ended September 30, 2010 is as follows:

	September 30, 2010
(Dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$37,247	$7	$—	$(304)	$36,950
Less: Loan and lease loss provision	8,343	—	—	—	8,343

Net interest income after loan and lease loss provision	28,904	7	—	(304)	28,607
Other income:
Fees for wealth management services	—	11,418	—	—	11,418
Service charges on deposit accounts	1,662	—	—	—	1,662
Loan servicing and other fees	144	—	1,039	—	1,183
Net gain on sale of residential mortgage loans	10	—	2,310	—	2,320
Other income	3,214	27	160	118	3,519

Total other income	5,030	11,445	3,509	118	20,102
Other expenses:
Salaries and wages	11,058	5,277	799	545	17,679
Employee benefits	3,321	1,227	82	(62)	4,568
Occupancy and bank premises	4,335	593	153	(154)	4,927
Net impairment/amortization of mortgage servicing rights	—	—	1,001	—	1,001
Merger-related expense	5,277	—	—	—	5,277
Other operating expense	8,495	1,224	424	(374)	9,769

Total other expense	32,486	8,321	2,459	(45)	43,221

Segment profit	1,448	3,131	1,050	(141)	5,488
Intersegment pretax revenues (expenses) *	798	83	30	(911)	—

Pretax segment profit (loss) after eliminations	$2,246	$3,214	$1,080	$(1,052)	$5,488

% of segment pretax profit (loss) after eliminations	40.9%	58.6%	19.7%	(19.2)%	100.0%

Segment assets in millions of dollars	$1,665	$13	$6	$30	$1,714

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Segment information for the nine months ended September 30, 2009 is as follows:

	September 30, 2009
(Dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income	$29,886	$10	$24	$(52)	$29,868
Less: Loan and lease loss provision	5,582	—	—	—	5,582

Net interest income after loan and lease loss provision	24,304	10	24	(52)	24,286
Other income:
Fees for wealth management services	—	10,581	—	—	10,581
Service charges on deposit accounts	1,447	—	—	—	1,447
Loan servicing and other fees	160	—	841	—	1,001
Net gain on sale of residential mortgage loans	—	—	5,153	—	5,153
Other income	3,209	38	378	122	3,747

Total other income	4,816	10,619	6,372	122	21,929
Other expenses:
Salaries and wages	9,256	4,910	1,806	455	16,427
Employee benefits	3,227	1,095	61	(58)	4,325
Occupancy and bank premises	3,930	631	149	(152)	4,558
Net impairment/amortization of mortgage servicing rights	—	—	675	—	675
Other operating expense	7,013	1,172	587	(313)	8,459

Total other expense	23,426	7,808	3,278	(68)	34,444

Segment profit before income taxes	5,694	2,821	3,118	138	11,771
Intersegment pretax revenues (expenses) *	637	139	30	(806)	—

Pretax segment profit (loss) after eliminations	$6,331	$2,960	$3,148	$(668)	$11,771

% of segment pretax profit (loss) after eliminations	53.8%	25.2%	26.7%	(5.7)%	100.0%

Segment assets in millions of dollars	$1,176	$11	$5	$4	$1,196

*	Intersegment revenues consist of rental payments, insurance commissions and a management fee.

Wealth Management Segment Activity

	As of
(dollars in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Total wealth assets under management, administration, supervision and brokerage (1)	$3,291	$2,871	$2,711

Mortgage Banking Segment Activity

	As of
(dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Mortgage loans serviced for others	$578,293	$514,875	$499,503
Mortgage servicing rights	$4,009	$4,059	$3,794

(1)	Brokerage assets represent assets held at a third party registered broker dealer under a networking agreement.

11. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the nine months ended September 30, 2010 and 2009:

(dollars in thousands)	2010	2009
Balance, January 1	$4,059	$2,205
Additions	951	2,264
Amortization	(615)	(637)
Recovery	4	333
Impairment	(390)	(371)

Balance, September 30	$4,009	$3,794

Fair value	$4,082	$4,338

At September 30, 2010, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2010
Fair value amount of MSRs	$4,082
Weighted average life (in years)	3.94
Prepayment speeds (constant prepayment rate) *:	19.4%
Impact on fair value:
10% adverse change	$(263)
20% adverse change	$(501)
Discount rate:	10.26%
Impact on fair value:
10% adverse change	$(119)
20% adverse change	$(231)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

12. Goodwill and Other Intangibles

The goodwill and intangible balances presented below resulted from the acquisition of FKF on July 1, 2010, and the acquisition of Lau Associates LLC (“Lau”) in the third quarter of 2008. For further information regarding the goodwill and other intangible assets recorded in connection with the acquisition of FKF, please refer to Footnote 2, above. For further information on the goodwill and other intangible assets associated with the acquisition of Lau, please refer to Footnote 2 in the Corporation’s 2009 Annual Report.

The changes in the carrying amount of goodwill and intangibles were as follows for the dates indicated:

(dollars in thousands)	Goodwill	Intangibles
Balance January 1, 2010	$6,301	$5,421
Additions	10,370	2,127
Amortization	—	(320)
Impairment	—	—

Balance September 30, 2010	$16,671	$7,228

The Corporation performed the annual review of its goodwill and identifiable intangible assets as of December 31, 2009 in accordance with ASC 350, “Intangibles, Goodwill and Other.” As a result of this review, the Corporation determined there was no impairment of goodwill or other intangible assets.

13. Shareholder’s Equity and Regulatory Capital

Dividend

The Corporation declared and paid a regular dividend of $0.14 per share for each of the first, second and third quarters of 2010. These payments totaled $4.2 million. On October 28, 2010, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.14 per share payable December 1, 2010 to shareholders of record as of November 18, 2010.

Dividend Reinvestment and Stock Purchase Plan

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission, a prospectus supplement (“Prospectus Supplement”) to its base prospectus in its Shelf Registration Statement (File No. 333-163874) (the “Shelf Registration Statement”) pursuant to Section 424(b)(2) of the Securities Act of 1933, as amended (“Securities Act”) in order to register the issuance of up to 850,000 shares of common stock under its Shelf Registration Statement in connection with a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”). The DRIP is intended to allow both existing shareholders and new investors to increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the nine months ended September 30, 2010, the DRIP had total purchases of $2.1 million, or 122,031 common shares.

Registered Direct Common Stock Offering

On May 18, 2010, the Corporation completed the registration and sale of 1,548,167 shares of common stock, par value $1.00, at a price of $17.00 per share under the Shelf Registration Statement. The Corporation received net proceeds of $24.6 million, after deducting placement agents’ fees and other offering expenses.

Acquisition of First Keystone Financial, Inc.

On July 1, 2010, the Corporation completed its acquisition of First Keystone Financial, Inc., as discussed in Footnote 2, above. As a result of the acquisition, the Corporation issued 1,630,134 common shares valued at $26.4 million. In addition, the Corporation recognized $102 thousand in paid-in-capital for the fair value of FKF employee stock options that were converted to options to purchase shares of common stock of the Corporation.

Regulatory Capital

Consolidated shareholders’ equity of the Corporation was $158.3 million, or 9.2 % of total assets as of September 30, 2010, compared to $103.9 million, or 8.4% of total assets, as of December 31, 2009. This increase is primarily due to the acquisition of FKF and the registered direct offering discussed above. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2010 and December 31, 2009.

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
September 30, 2010:
Total (Tier II) Capital to Risk Weighted Assets
Corporation	$181,712	13.19%	$137,716	10.00%
Bank	174,803	12.75%	137,099	10.00%
Tier I Capital to Risk Weighted Assets
Corporation	$148,844	10.81%	82,630	6.00%
Bank	141,958	10.35%	82,259	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Corporation	$148,844	8.65%	86,001	5.00%
Bank	141,958	8.27%	85,807	5.00%
Tangible Common Equity to Tangible Assets
Corporation	—	7.95%	—	—
Bank	—	8.20%	—	—

	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2009:
Total (Tier II) Capital to Risk Weighted Assets
Corporation	$132,226	12.53%	$105,533	10.00%
Bank	128,185	12.20%	105,092	10.00%
Tier I Capital to Risk Weighted Assets
Corporation	99,277	9.41%	63,320	6.00%
Bank	95,236	9.06%	63,055	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Corporation	99,277	8.35%	59,478	5.00%
Bank	95,236	8.03%	59,327	5.00%
Tangible Common Equity to Tangible Assets
Corporation	—	7.51%	—	—
Bank	—	7.22%	—	—

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

14. Accounting for Uncertainty in Income Taxes

The Corporation recognizes the financial statement benefit of a tax position only after determining that the Corporation would be more likely than not to sustain the position following an examination. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being sustained upon examination with the relevant tax authority.

The Corporation is subject to income taxes both federally and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by taxing authorities for years before 2008.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the third quarter of 2010. There were no significant liabilities accrued during the first nine months of 2010.

15. Fair Value Measurement

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at September 30, 2010 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

(dollars in millions)	Level 1		Level 2	Level 3		Total
Assets Measured at Fair Value on a Recurring Basis at September 30, 2010:
Investment securities – available for sale
U.S. Treasury securities		$5.2	$—		$—	$5.2
Obligations of U.S. Government and agencies		—	187.6		—	187.6
State and political subdivisions		—	34.6		—	34.6
Federal agency mortgage backed securities		—	42.4		—	42.4
Government agency mortgage backed securities		—	19.4		—	19.4
Collateralized mortgage obligations		—	2.5		—	2.5
Bonds – mutual funds		63.5	—		—	63.5
Other equity investments		0.3	—		—	0.3
Other debt securities		—	1.3		—	1.3

Total assets measured at fair value on a recurring basis		$69.0	$287.8		$—	$356.8

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2010:
Mortgage servicing rights		$—	$2.0		$—	$2.0
OREO and other repossessed property		—	1.2		—	1.2
Impaired loans and leases		—	9.9		—	9.9

Total assets measured at fair value on a nonrecurring basis	$		$13.1	$		$13.1

There have been no transfers between categories during the nine months ended September 30, 2010, as compared to the period ended December 31, 2009.

(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets Measured at Fair Value on a Recurring Basis at December 31, 2009:
Investment securities – available for sale
Obligations of U.S. Government and agencies	$—	$85.1	$—	$85.1
State and political subdivisions	—	25.0	—	25.0
Federal agency mortgage backed securities	—	50.9	—	50.9
Government agency mortgage backed securities	—	8.7	—	8.7
Bonds – mutual funds	37.0	—	—	37.0
Other debt securities	—	1.5	—	1.5

Total assets measured at fair value on a recurring basis	$37.0	$171.2	$—	$208.2

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2009:
Mortgage servicing rights	$—	$4.1	$—	$4.1
OREO and other repossessed property	—	1.0	—	1.0
Impaired loans and leases	—	6.2	—	6.2

Total assets measured at fair value on a nonrecurring basis	$—	$11.3	$—	$11.3

Other Real Estate Owned and Other Repossessed Property:

Other real estate owned (“OREO”) consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Corporation had $1.2 million in OREO assets at September 30, 2010, consisting of one commercial real estate property and a residential home. As of December 31, 2009, OREO assets totaled $1.0 million consisting of several newly constructed residential properties, all of which were sold during the nine months ended September 30, 2010.

16. Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Investment Securities

Estimated fair values for investment securities are valued by an independent third party based on market data utilizing pricing models that vary by asset and incorporate available trade, bid and other market information.

Loans and Leases

For variable rate loans that reprice frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain mortgage loans and consumer loans are estimated using discounted cash flow analyses, and are indicative of an exit price. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Bank. The resulting estimate of the fair value of loans does not represent an exit price.

MSRs

The fair value of the MSRs for these periods was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

Deposits

The estimated fair values disclosed for non-interest-bearing demand deposits, savings, NOW accounts, and Market Rate accounts are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on the certificate of deposit.

Borrowed Funds

The fair value of borrowed funds is established using a discounted cash flow calculation that applies interest rates currently being offered on borrowings with an equivalent maturity.

Subordinated Debentures

The fair value of subordinated debentures is established using a discounted cash flow calculation that applies interest rates currently being offered on comparable borrowings.

Junior Subordinated Debentures

The carrying amounts reported in the balance sheet for junior subordinated debentures approximate their fair values, and is based on the call price of the instruments.

Repurchase Agreements

The carrying amounts reported in the balance sheet for repurchase agreements approximate their fair values.

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

The carrying amount and estimated fair value of the Corporation’s financial instruments as of the dates indicated are as follows:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$11,090	$11,090	$11,670	$11,670
Interest-bearing deposits with banks	42,089	42,089	58,472	58,472
Money market funds	223	223	9,175	9,175

Cash and cash equivalents	53,402	53,402	79,317	79,317
Investment securities	356,838	356,838	208,224	208,224
Mortgage servicing rights	4,009	4,082	4,059	4,807
Loans held for sale	4,686	4,890	3,007	3,051
Net loans and leases	1,176,438	1,228,517	875,315	888,242

Total financial assets	$1,595,373	$1,647,729	$1,169,922	$1,183,641

Financial liabilities:
Deposits	$1,259,648	$1,261,846	$937,887	$938,523
Borrowed funds	221,793	226,834	144,826	147,446
Subordinated debentures	22,500	22,733	22,500	22,580
Junior subordinated debentures	12,041	12,041	—	—
Repurchase agreements	11,883	11,883	—	—
Mortgage payable	2,016	2,277	2,062	2,232

Total financial liabilities	$1,529,881	$1,537,614	$1,107,275	$1,110,781

Off-balance sheet instruments do not have a carrying amount, but have a notional amount of $393 thousand and $349 thousand as of September 30, 2010 and December 31, 2009, respectively.

17. New Accounting Pronouncements

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

FASB ASU Update 2010-18

Accounting Standards Update No. 2010-18 “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a single Asset, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-1)” amends FASB ASC Subtopic 310-30, Receivables – Loans and Debt Securities acquired with Deteriorated Credit Quality, so that modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considering a troubled debt restructuring. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments are effective prospectively for modifications of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early adoption is permitted. This ASU has no effect on the Corporation’s balance sheet or results of operations as the Corporation did not modify any acquired loans accounted for under ASC 310-30 that were pooled for accounting purposes as of September 30, 2010.

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

ITEM 2 Management’s Discussion and Analysis of Results of Operation and Financial Condition

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to its customers through seventeen full service branches and seven limited-hour retirement community offices throughout Montgomery, Delaware and Chester counties. The Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

The Corporation competes in a highly competitive market area and includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Committee (“SEC”), NASDAQ, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board (“FRB”) and the Pennsylvania Department of Banking.

Acquisition of First Keystone Financial, Inc.

On July 1, 2010, the merger of First Keystone Financial, Inc. (“FKF”) with and into the Corporation (the “Merger”), and the two step merger of FKF’s wholly-owned subsidiary, First Keystone Bank (“FKB”) with and into the Bank, were completed. In accordance with the terms of the Agreement and Plan of Merger, dated November 3, 2009, by and between the Corporation and FKF (the “Merger Agreement”), shareholders of FKF received 0.6973 shares of the Corporation’s common stock plus $2.06 per share cash consideration for each share of FKF common stock they owned as of the effective date of the Merger. The 85% stock and 15% cash transaction is valued at $31.3 million, based on FKF’s June 30, 2010, closing share price as listed on the NASDAQ stock market of $13.35. The aggregate consideration paid to FKF shareholders consisted of approximately 1.6 million shares of the Corporation’s common stock, valued at approximately $26.4 million, and approximately $4.8 million in cash. FKF employee stock options, valued at approximately $102 thousand, which were fully vested and converted to options to purchase the Corporation’s common stock upon the closing of the Merger, were also included in the total consideration paid. The results of combined entity’s operations are included in the Corporation’s unaudited Consolidated Statements of Income for the period beginning July 1, 2010, the date of the acquisition.

The acquisition of FKF, a federally chartered thrift institution with assets of approximately $483 million, enabled the Corporation to increase its regional footprint with the addition of eight full service branch locations, primarily in Delaware County, Pennsylvania. The geographic locations of the acquired branches were such that it was not necessary to close any of the former FKF branches. By expanding into these new areas within Delaware County, the Corporation will be able to extend its successful sales culture as well as offer its reputable wealth management products and other value-added services to a wider segment of the county’s population. In addition, a large majority of the FKF employees were retained, which will allow the Corporation to maintain the valuable customer relationships that FKF was able to build over the past century. The Corporation anticipates that the merger will be accretive to earnings starting in the fourth quarter of 2010 or first quarter of 2011.

Results of Operations

The following is Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation. The Corporation’s consolidated balance sheets and consolidated statements of income consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future. These interim financial statements are unaudited.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America (“GAAP”) applicable to the financial services industry. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform with the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ from these estimates.

The allowance for loan and lease losses involves a higher degree of judgment and complexity than other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by Management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired loans and leases, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions, international events, and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from Management’s estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods. See the section of this document titled Asset Quality and Analysis of Credit Risk for additional information.

Acquired loans with specific credit-related deterioration are accounted for by the Corporation in accordance with FASB ASC 310-30. Certain acquired loans, those for which specific credit-related deterioration, since origination, is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield. The Corporation uses the cash basis method of interest income recognition for these impaired loans.

Other significant accounting policies are presented in Note 1 to the Corporation’s audited consolidated financial statements filed as part of the Corporation’s 2009 Annual Report on Form 10-K (“2009 Annual Report”) and in the footnotes to the Corporation’s unaudited financial statements filed as part of this Form 10-Q. There have been no material changes in assumptions or estimation techniques utilized as compared to prior periods, except as described in Note 2 in the accompanying financial statements.

Executive Overview

Three Months Results

The Corporation reported a net loss of $1.0 million, or a diluted loss per share of ($0.08), for the three months ended September 30, 2010, which includes $4.3 million of pre-tax merger-related expenses, compared to net income of $2.6 million, or diluted earnings per share of $0.30, for the same period last year. Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended September 30, 2010 were (3.16)% and (0.29)%, respectively, as compared to ROE and ROA of 10.39% and 0.89%, respectively, for the same period last year. The decline from the same period in the prior year is due primarily to the additional expenses associated with the Merger and an increase in the provision for loan and lease losses (the “Provision”).

On August 25, 2010, the Corporation announced it had successfully completed the conversion of FKF customer accounts to the Corporation’s computer systems. With the Merger complete, the Corporation now has $1.7 billion in total banking assets and $3.3 billion in wealth assets under management, administration, supervision and brokerage as of September 30, 2010, as well as 17 full-service branches.

The tax equivalent net interest income increased $4.5 million, or 43.0%, to $14.9 million for the three months ended September 30, 2010, as compared to $10.4 million for the same period in 2009, largely due to the Merger. The net interest margin for the three months ended September 30, 2010, was 3.66%, a 6 basis point decrease, as compared to the same period in 2009.

Total portfolio loans and leases, as of September 30, 2010, were $1.2 billion, an increase of $290.7 million, or 32.8%, from the December 31, 2009 balance of $885.7 million, largely due to the Merger. Total non-performing loans and leases represented $10.8 million, or 92 basis points of portfolio loans and leases as of September 30, 2010, as compared to $6.9 million, or 78 basis points, as of December 31, 2009. As of September 30, 2010, the allowance for loan and lease losses (the “Allowance”) of $10.3 million represents 0.88% of portfolio loans and leases, as compared to $10.4 million, or 1.18%, as of December 31, 2009. The decrease in the Allowance, as a percentage of loans and leases, is primarily due to the acquisition of the FKF loan portfolio which, in accordance with GAAP, was recorded at its fair value without its previously recorded Allowance.

The Provision for the quarter ended September 30, 2010 was $4.2 million, an increase of approximately $1.9 million, or 83.8%, from $2.3 million at September 30, 2009. $3.7 million of the $4.2 million Provision in the third quarter of 2010 is related to two commercial loan relationships that were included in nonperforming assets in prior periods and have been written down to their fair value based on an updated analysis of the collateral underlying such loans and certain new valuation information.

For the three months ended September 30, 2010, non-interest income was $7.1 million, an increase of $410 thousand, as compared to $6.6 million for the same period last year, primarily due to the increase in the net gain on the sale of residential mortgages, wealth revenue and service charges on deposits, which were partially offset by a decline in gains on sales of investment securities.

The $232 thousand increase in Wealth Management fees for the three months ended September 30, 2010, as compared to the same period last year, was attributable to the $600 million increase in Wealth Management assets under management, administration, supervision and brokerage, as of September 30, 2010, which were $3.3 billion, as compared to $2.7 billion, as of September 30, 2009. The growth in the Wealth Management Division assets under management, administration, supervision and brokerage is partially attributable to the success of new initiatives within the division, which include growth of BMT Asset Management, along with improvements in the financial markets.

Nine Months Results

The Corporation reported net income of $3.6 million or $0.35 diluted earnings per share for the nine months ended September 30, 2010, as compared to $7.7 million, or $0.88 diluted earnings per share, for the same period last year. ROE and ROA for the nine months ended September 30, 2010, were 3.77% and 0.34%, respectively, as compared to 10.66% and 0.88%, respectively, for the same period last year. Net income, ROE and ROA for the nine months ended September 30, 2010, as compared to the same period last year, were primarily reduced by the impact of $5.3 million of additional expenses associated with the Merger and an increase in the Provision.

Tax equivalent net interest income increased $7.3 million, or 24.2%, to $37.4 million for the nine months ended September 30, 2010, as compared to $30.1 million for the same period last year, primarily due to the Merger and a decrease in interest expense due to the lower rates being paid on interest-bearing liabilities.

The tax equivalent net interest margin was 3.82% for the nine months ended September 30, 2010, an increase of 18 basis points, from 3.64%, for the same period in 2009. The earning-asset yield declined 43 basis points, to 4.76% for the nine months ended September 30, 2010, from 5.19% for the same period last year. At the same time, offsetting this decrease, was a 76 basis point decline in total funding costs from 1.94%, for the nine months ended September 30, 2010, to 1.18%, for the same period in 2010.

For the nine months ended September 30, 2010, the Provision increased to $8.3 million, an increase of $2.8 million, or 49.5%, from the $5.6 million for the same period in 2009. This increase is related to $6 million in write-downs during the nine months ended September 30, 2010, of two commercial loan relationships to their fair value based on an updated analysis of the collateral underlying the loans and certain new valuation information. Partially offsetting this increase is a $2.1 million decrease in charge-offs in the lease portfolio, over the same time period.

Non-interest income for the nine months ended September 30, 2010, was $20.1 million, a decrease of $1.8 million, as compared to the same period last year, largely due to a $2.8 million decline in gains on sale of mortgage loans for the nine months ended September 30, 2010, as compared to the same period in 2009. This decline was partially offset by a $837 thousand, or 7.9%, increase in fees for wealth management services, a $182 thousand, or 18.2%, increase in loan servicing and late fees, and a $215 thousand, or 14.9%, increase in service charges, as compared to the same period in 2009.

The increase in loan servicing and late fees, along with service charges on deposits, was largely attributable to the addition of the FKF branches during the third quarter of 2010.

Non-interest expense for the nine months ended September 30, 2010, was $43.2 million, an increase of $8.8 million, or 25.5%, as compared to the same period in 2009, partially due to the $5.3 million merger-related expenses.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2010 and 2009 are shown in the table below. Ratios for the three and nine months ended September 30, 2010 include expenses associated with the Merger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Return on average equity	(3.16)%	10.39%	3.77%	10.66%
Return on average assets	(0.29)%	0.89%	0.34%	0.88%
Efficiency ratio *	88.7%	63.0%	75.8%	66.5%
Tax equivalent net interest margin	3.66%	3.72%	3.82%	3.64%
Diluted earnings per share	$(0.08)	$0.30	$0.35	$0.88
Dividend per share	$0.14	$0.14	$0.42	$0.42

*	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Key period end ratios are shown in the table below:

(dollars in millions, except per share amounts)	September 30, 2010	December 31, 2009	September 30, 2009
Book value per share	$12.97	$11.72	$11.62
Tangible book value per share	$11.01	$10.40	$10.44
Allowance for loan and lease losses as a percentage of loans	0.88%	1.18%	1.16%
Tier I capital to risk weighted assets	10.81%	9.41%	9.36%
Tangible common equity ratio	7.95%	7.50%	7.74%
Loan to deposit ratio	93.4%	94.5%	99.1%
Wealth assets under management, administration, supervision and brokerage	$3,291	$2,871	$2,711
Portfolio loans	$1,176	$886	$887
Total assets	$1,714	$1,239	$1,196
Shareholders’ equity	$158	$104	$102

Components of Net Income

Net income is affected by five major elements: Net Interest Income or the difference between interest income earned on loans, leases and investments and interest expense paid on deposits and borrowed funds; the Provision for Loan and Lease Losses or the amount added to the allowance for loan and lease losses to provide reserves for inherent losses on loans and leases; Non-Interest Income which is made up primarily of certain wealth management and banking fees, trust income, residential mortgage activities and gains and losses from the sale of securities; Non-Interest Expenses which consist primarily of salaries, employee benefits, occupancy and other operating expenses; and Income Taxes. Each of these major elements is discussed in more detail below.

NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

We present information on a tax equivalent basis for net interest income. Refer to Analyses of Interest Rates and Interest Differential below for further information.

Three Months Ended September 30, 2010 Compared to the Same Period Ended September 30, 2009

The tax equivalent net interest margin decreased 6 basis points to 3.66%, for the three months ended September 30, 2010, as compared to 3.72%, for the same period last year.

The tax equivalent net interest income for the three months ended September 30, 2010, of $14.9 million, was $4.5 million, or 43.0%, higher than the tax equivalent net interest income of $10.4 million for the same period in 2009. This increase was primarily related to loans and investment securities acquired in the Merger. The decline in funding costs from 1.73% to 1.09%, during the period, is due to a general market decline in interest rates, as well as the prudent management of deposit pricing.

Nine Months Ended September 30, 2010 Compared to the Same Period Ended September 30, 2009

The tax equivalent net interest margin increased 18 basis points to 3.82% for the nine months ended September 30, 2010, as compared to 3.64% for the same period last year.

The tax equivalent net interest income for the nine months ended September 30, 2010, of $37.4 million, was $7.3 million, or 24.2%, higher than the tax equivalent net interest income of $30.1 million for the same period in 2009. This increase was primarily driven by lower deposit pricing. Also, contributing to the increase in the tax equivalent net interest income, was the $96.2 million, or 10.8%, increase in average loans and leases for the nine month period ended September 30, 2010, as compared to the same period in 2009, primarily due to the Merger. Additionally, the average balance of the investment portfolio grew $122.3 million, or 90.4%, during the same period, primarily due to the Merger, and, to a lesser extent, the investment of acquired cash balances.

Average interest bearing liabilities increased $161.0 million, or 18.2%, to $1.0 billion during the nine months ended September 30, 2010, as compared to $885.0 million for the same period in 2009. The 76 basis point decrease in the rate paid on interest-bearing liabilities, of 1.18%, for the nine months ended September 30, 2010, from 1.94%, for the same period in 2009, was primarily due to higher-rate wholesale deposits maturing, the increase in lower-costing money market and savings account balances and Management’s efforts to reduce deposit rates.

Rate Volume Analysis on a Tax Equivalent Basis *

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as it relates to the change in balances (volume) and the change in interest rates (rate) of tax equivalent net interest income for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, broken out by rate and volume.

(dollars in thousands) Increase/(Decrease)	Three Months Ended September 30, 2010 Compared to 2009			Nine Months Ended September 30, 2010 Compared to 2009
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$27	$20	$47	$50	$19	$69
Federal funds sold	—	—	—	(1)	—	(1)
Money market funds	—	(26)	(26)	2	(189)	(187)
Investment securities available for sale	1,387	(1,079)	308	3,382	(3,070)	312
Loans and leases	4,208	(207)	4,001	4,226	(735)	3,491

Total interest income	5,622	(1,292)	4,330	7,659	(3,975)	3,684

Interest expense:
Savings, NOW and market rate accounts	$452	$(340)	$112	$1,333	$(1,512)	$(179)
Other wholesale deposits	90	(46)	44	205	(81)	124
Time deposits	442	(882)	(440)	(295)	(2,102)	(2,397)
Wholesale deposits	(216)	(51)	(267)	(1,024)	(275)	(1,299)
Borrowed funds	1,040	(654)	386	69	90	159

Total interest expense	1,808	(1,973)	(165)	288	(3,880)	(3,592)

Interest differential	$3,814	$681	$4,495	$7,371	$(95)	$7,276

*	The tax rate used in the calculation of the tax equivalent income is 35%.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily basis for the periods indicated, along with interest income and expense and key rates and yields.

	For the three months ended September 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$95,226	$61	0.25%	$33,560	$14	0.17%
Money market funds	106	—	0.01%	28,877	26	0.36%
Investment securities
Taxable	316,276	1,351	1.69%	144,073	1,079	2.97%
Tax-exempt *	29,999	272	3.60%	21,481	236	4.36%

Total investment securities (3)	346,275	1,623	1.86%	165,554	1,315	3.15%

Loans and leases (1) (2)	1,175,346	16,944	5.72%	886,826	12,943	5.79%

Total interest earning assets	1,616,953	18,628	4.57%	1,114,817	14,298	5.09%
Cash and due from banks	12,668			11,191
Allowance for loan and lease losses	(10,068)			(10,529)
Other assets	130,495			63,984

Total assets	$1,750,048			$1,179,463

Liabilities:
Savings, NOW and market rate accounts	$675,969	$841	0.49%	$416,982	$729	0.69%
Other wholesale deposits	67,596	81	0.48%	27,790	37	0.53%
Wholesale deposits	36,864	161	1.73%	74,347	428	2.28%
Time deposits	269,653	654	0.96%	192,275	1,094	2.26%

Total interest-bearing deposits	1,050,082	1,737	0.66%	711,394	2,288	1.28%
Borrowed funds	241,672	1,401	2.30%	148,632	1,239	3.31%
Mortgage payable	2,026	29	5.68%	2,085	30	5.71%
Subordinated debt	22,500	293	5.17%	22,500	299	5.27%
Junior subordinated debt	12,066	223	7.33%	—	—	—
Repurchase agreements	10,848	8	0.29%	—	—	—

Total interest-bearing liabilities	1,339,194	3,691	1.09%	884,611	3,856	1.73%
Non-interest-bearing demand deposits	226,439			172,257
Other liabilities	25,434			22,602

Total non-interest-bearing liabilities	251,873			194,859

Total liabilities	1,591,067			1,079,470
Shareholders’ equity	158,981			99,993

Total liabilities and shareholders’ equity	$1,750,048			$1,179,463

Net interest spread			3.48%			3.36%
Effect of non-interest-bearing sources			0.18%			0.36%

Net interest income/margin on earning assets		$14,937	3.66%		$10,442	3.72%

Tax equivalent adjustment		$155	0.04%		$112	0.02%

*	The tax rate used in the calculation of the tax equivalent income is 35%.
(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Investment securities include trading and available for sale.

	For the Nine Months Ended September 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$61,197	$112	0.14%	$28,876	$43	0.20%
Federal funds sold	—	—	—	733	1	0.18%
Money market funds	589	1	0.23%	46,860	188	0.54%
Investment securities:
Taxable	230,687	3,240	1.88%	119,928	3,253	3.63%
Tax-exempt *	26,567	821	4.13%	15,258	496	4.35%

Total investment securities (3)	257,454	4,061	2.11%	135,186	3,749	3.71%
Loans and leases (1) (2)	990,449	42,468	5.73%	894,244	38,977	5.83%

Total interest earning assets	1,309,689	46,642	4.76%	1,105,899	42,958	5.19%
Cash and due from banks	11,132			11,092
Allowance for loan and lease losses	(10,195)			(10,375)
Other assets	90,149			65,823

Total assets	$1,400,775			$1,172,439

Liabilities:
Savings, NOW and market rate accounts	$555,982	$2,164	0.52%	$393,915	$2,343	0.80%
Other wholesale deposits	57,317	213	0.50%	27,373	89	0.43%
Wholesale deposits	39,914	506	1.69%	92,319	1,805	2.61%
Time deposits	184,530	1,566	1.13%	199,429	3,963	2.66%

Total interest-bearing deposits	837,743	4,449	0.71%	713,036	8,200	1.54%
Borrowed funds	175,840	3,629	2.76%	151,265	3,755	3.32%
Mortgage payable	2,041	86	5.64%	1,241	53	5.71%
Subordinated debt	22,500	846	5.03%	19,505	825	5.66%
Junior subordinated debt	4,066	223	7.33%	—	—	—
Repurchase agreements	3,656	8	0.29%	—	—	—

Total interest-bearing liabilities	1,045,846	9,241	1.18%	885,047	12,833	1.94%
Non-interest-bearing demand deposits	203,093			168,201
Other liabilities	23,926			22,621

Total non-interest-bearing liabilities	227,019			190,822

Total liabilities	1,272,865			1,075,869
Shareholders’ equity	127,910			96,570

Total liabilities and shareholders’ equity	$1,400,775			$1,172,439

Net interest spread			3.58%			3.25%
Effect of non-interest-bearing sources			0.24%			0.39%

Net interest income/margin on earning assets		$37,401	3.82%		$30,125	3.64%

Tax equivalent adjustment		$451	0.05%		$257	0.03%

*	The tax rate used in the calculation of the tax equivalent income is 35%.
(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Investment securities include trading and available for sale.

Tax Equivalent Net Interest Margin

The Corporation’s net interest margin decreased 6 basis points to 3.66% for the third quarter of 2010, from 3.72% for the same period in 2009, due to declining market interest rates and the addition of lower interest-earning assets from the Merger. The earning asset yield fell 52 basis points in the third quarter of 2010, as compared to the same period last year ago, due to the continued low interest rate environment. The decrease in the cost of interest-bearing liabilities is specifically attributable to a decrease in the use of higher-rate certificates of deposit and an active focus on reducing deposit pricing.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below.

	Year	Tax Equivalent Earning Asset Yield	Interest Bearing Liability Cost	Tax Equivalent Net Interest Spread	Effect of Non-Interest Bearing Sources	Tax Equivalent Net Interest Margin
Net Interest Margin Last Five Quarters
3 rd Quarter	2010	4.57%	1.09%	3.48%	0.18%	3.66%
2 nd Quarter	2010	4.74%	1.22%	3.52%	0.28%	3.80%
1 st Quarter	2010	5.06%	1.28%	3.78%	0.28%	4.06%
4 th Quarter	2009	4.99%	1.45%	3.54%	0.31%	3.85%
3 rd Quarter	2009	5.09%	1.73%	3.36%	0.36%	3.72%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset and Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the interest rate sensitivity position. Interest rate sensitivity is managed by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offering of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of several sources including borrowings from the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of Philadelphia’s discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposits (“IND”) and Pennsylvania Local Government Investment Trust (“PLGIT”).

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

Summary of Interest Rate Simulation

	Three Months Ended September 30,
(dollars in thousands)	Change in Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$1,137	1.96%
+200 basis points	$257	0.44%
+100 basis points	$(636)	(1.10)%
-100 basis points	$(1,371)	(2.37)%

The interest rate simulation above indicates that the Corporation’s balance sheet, as of September 30, 2010, is asset sensitive, meaning that an increase in interest rates will have a positive impact on net interest income over the next 12 months and a decrease in interest rates will have the reverse impact. In the above simulation, net interest income will increase in the 200 and 300 basis point scenarios. However, the 100 basis point increase scenario indicates a decrease in net interest income over the next twelve months as the Corporation has interest rate floors on many of its portfolio loans and the Corporation’s internal prime loan rate is set 74 basis points above the current Wall Street Journal Prime Rate of 3.25%. The 100 basis point decrease scenario shows a $1,371 thousand, or (2.37)%, decrease in net interest income over the next twelve months as many of the Corporation’s liabilities are priced less than 1.00% and therefore would not be able to go below zero. The four scenarios are directionally consistent with the December 31, 2009 simulation, but show a lower increase and percentage in net interest income.

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

The following table presents the Corporation’s interest rate sensitivity position or GAP Analysis as of September 30, 2010:

(dollars in millions)	0 to 90 Days	90 to 365 Days	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$42.1	$—	$—	$—	$—	$42.1
Money market funds	0.2	—	—	—	—	0.2
Available for sale securities	135.0	83.2	116.1	22.5	—	356.8
Loans and leases (1)	443.9	163.6	473.5	100.1	—	1,181.1
Allowance for loan and lease losses	—	—	—	—	(10.3)	(10.3)
Cash and due from banks	—	—	—	—	11.1	11.1
Other assets	—	—	—	—	133.2	133.2

Total assets	$621.2	$246.8	$589.6	$122.6	$134.0	$1,714.2

Liabilities and shareholders’ equity:
Non-interest-bearing demand	$43.7	$29.0	$154.4	$—	$—	$227.1
Savings, NOW and market rate	117.4	102.3	362.0	89.1	—	670.8
Time deposits	89.6	114.5	57.7	—	—	261.8
Other wholesale deposits	65.1	—	—	—	—	65.1
Wholesale time deposits	19.0	10.9	4.9	—	—	34.8
FHLB advances	65.3	59.4	76.0	21.0	—	221.7
Subordinated debt	22.5	—	—	—	—	22.5
Junior subordinated debt	—	—	—	12.0	—	12.0
Repurchase agreements	11.9	—	—	—	—	11.9
Mortgage payable	—	0.2	1.8	—	—	2.0
Other liabilities	—	—	—	—	26.2	26.2
Shareholders’ equity	5.6	16.9	90.3	45.5	—	158.3

Total liabilities and shareholders’ equity	$440.1	$333.2	$747.1	$167.6	$26.2	$1,714.2

Interest earning assets	$621.2	$246.8	$589.6	$122.6	$—	$1,580.2
Interest bearing liabilities	390.8	287.3	502.4	122.1	—	1,302.6

Difference between interest earning assets and interest bearing liabilities	$230.4	$(40.5)	$87.2	$0.5	$—	$277.6

Cumulative difference between interest earning assets and interest bearing liabilities	$230.4	$189.9	$277.1	$277.6	$—	$277.6

Cumulative earning assets as a % of cumulative interest bearing liabilities	159%	128%	123%	121%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90 day and cumulative subsequent time frames and should theoretically experience an increase in net interest income during these time periods if interest rates rise. The above analysis indicates that $621.2 million of interest earning assets will reprice in the first 90 day period after September 30, 2010 compared with $390.8 million of interest bearing liabilities, resulting in a net change of $230.4 million of interest earning assets repricing. It should be noted that the GAP analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The GAP report measures the timing of changes in rate, but not the true weighting of any specific line item. Accordingly, if rates decline, theoretically net interest income will also decline.

Fair Value Adjustments Impacting the Statement of Income

The following table details the actual effect for the three months ended September 30, 2010, and the projected effect for the three months ending December 31, 2010, and each of the five years ending December 31, 2015, of the accretable fair value adjustments attributable to the Merger, on net interest income, non-interest expense and pre-tax income.

			For the Three Months Ending		For the Twelve Months Ending
	Income Statement Effect	Accretable Balance July 1, 2010	Sep 30, 2010 (actual)	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Thereafter
Interest income/expense:
Loans	Income	$5,998	$304	$308	$1,148	$995	$795	$627	$530	$1,291
Investment securities	Expense	(1,499)	(300)	(185)	(630)	(328)	(11)	(9)	(11)	(25)
Deposits	Income	1,688	319	245	545	333	224	22	—	—
FHLB advances	Income	3,088	951	499	552	442	142	125	125	252
Junior sub debentures	Income	452	63	14	57	57	57	57	57	90

Net interest income			1,337	881	1,672	1,499	1,207	822	701	1,608

Non-interest income/expense:
Core deposit intangible	Expense	2,127	89	87	323	287	255	226	201	659
Premises and equipment	Expense	2,084	23	23	93	93	93	93	93	1,573
Other assets	Expense	119	8	6	19	16	13	10	8	39
Other liabilities	Income	(116)	—	—	(23)	(23)	(23)	(23)	(24)	—

Net non-interest expense			120	116	412	373	338	306	278	2,271

Change in pretax income			$1,217	$765	$1,260	$1,126	$869	$516	$423	$(663)

PROVISION FOR LOAN AND LEASE LOSSES

General Discussion of the Allowance for Loan and Lease Losses

The Corporation uses the allowance method of accounting for credit losses. The balance in the Allowance is determined based on the Corporation’s review and evaluation of the loan and lease portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including the Corporation’s assumptions as to future delinquencies, recoveries and losses.

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

The Corporation believes its Allowance methodology adequately provides the appropriate weighting to current charge-off history in the aggregate, primarily through the specific loan and additional factor components of the Allowance methodology. The Corporation will continue to evaluate its Allowance methodology on a quarterly basis and will make appropriate adjustments as needed.

Asset Quality and Analysis of Credit Risk

At September 30, 2010, total non-performing loans and leases were $10.8 million, or 92 basis points of total loans and leases compared to $6.9 million, or 78 basis points at December 31, 2009. The net level of non-performing loans and leases increased from December 31, 2009 mainly due to the addition of $3.2 million of non-performing loans in connection with the Merger. During the nine month period ended September 30, 2010, the Corporation charged off $3.7 million related to two commercial relationships that were included in non-performing assets in prior periods.

As of September 30, 2010, the Corporation had other real estate owned (“OREO”) valued at their fair value of $1.2 million. As of September 30, 2010, OREO consisted of one commercial real estate property and a residential home. During the third quarter of 2010, the Corporation sold $460 thousand of OREO property, which consisted of two newly constructed homes that the Corporation held in OREO as of June 30, 2010. Non-performing assets as of September 30, 2010, totaled $12.0 million, or 70 basis points of total assets, an increase of $4.1 million from $7.9 million in non-performing assets as of December 31, 2009.

The Allowance as a percentage of total loans and leases was 0.88% or $10.3 million, at September 30, 2010, compared with 1.18%, or $10.4 million, as of December 31, 2009 and 1.16%, or $10.3 million, as of September 30, 2009. The decrease in the Allowance, as a percentage of total loans and leases, is primarily due to the acquisition of the FKF loan portfolio. On July 1, 2010, the Corporation acquired loans with a fair value $274.8 million, net of a fair value adjustment of $17.9 million. Amortization of the accretable portion of the fair value adjustment through the income statement for the quarter ended September 30, 2010, was $304 thousand.

The Provision for the three months ended September 30, 2010, was $4.2 million, an increase of $1.9 million over the $2.3 million in the same period last year. The Provision for the nine months ended September 30, 2010, was $8.3 million, an increase of $2.8 million over the $5.6 million in the same period last year. The increase in the Provision for the three and nine months ended September 30, 2010, is primarily related to Provisions of $3.7 and $6.0 million, respectively related to two commercial loan relationships that were written down to their fair value, based on updated analyses of the collateral underlying such loans and certain new valuation information.

Beginning in 2008 and continuing into 2010, the Corporation made changes to its lease underwriting policy to mitigate further potential losses. These policy changes have improved overall lease portfolio performance over the past twenty-four months. In the third quarter of 2010, net lease charge-offs totaled $467 thousand, as compared to $1.1 million in the third quarter of 2009. For the nine months ending September 30, 2010, net lease charge-offs totaled $1.5 million as compared to $3.6 million for the same period in 2009.

Non Performing Assets and Related Ratios

	At or for the Period Ended
(dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Non-Performing Assets:
Non-accrual loans and leases	$9,938	$6,246	$5,921
Loans and leases 90 days or more past due – still accruing	902	668	1,013

Total non-performing loans and leases	10,840	6,914	6,934
Other real estate owned (“OREO”)	1,170	1,025	1,521

Total non-performing assets	$12,010	$7,939	$8,455

Troubled Debt Restructurings (“TDRs”):
Total TDRs	$3,074	$3,896	$4,082
Less: TDRs included in non-performing loans and leases	699	652	547

TDRs in compliance with modified terms	$2,375	$3,244	$3,535

Allowance for loan and lease losses to non-performing assets	85.7%	131.3%	121.8%
Allowance for loan and lease losses to total non-performing loans and leases	95.0%	150.8%	148.5%
Non-performing loans and leases to total portfolio loans	0.92%	0.78%	0.78%
Allowance for loan and lease losses to portfolio loans	0.88%	1.18%	1.16%
Non-performing assets to total assets	0.71%	0.64%	0.71%
Net loan and lease charge-offs (annualized)/average year-to-date loans and leases	1.53%	0.77%	1.08%
Period end portfolio loans and leases	$1,176,438	$885,739	$886,479
Average quarterly portfolio loans and leases	$1,171,605	$882,956	$881,519
Allowance for loan and lease losses	$10,297	$10,424	$10,299

Summary of Changes in the Allowance for Loan and Lease Losses

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2009
(dollars in thousands)	2010	2009	2010	2009
Balance, beginning of period	$9,841	$10,389	$10,424	$10,332	$10,332
Charge-offs:
Consumer	(4)	(12)	(65)	(133)	(45)
Commercial and industrial	(3,310)	(1,332)	(6,750)	(1,583)	(1,933)
Real Estate	—	—	—	(382)	(53)
Construction	—	—	(135)	—	(382)
Leases	(620)	(1,237)	(2,001)	(3,988)	(4,957)

Total charge-offs	(3,934)	(2,581)	(8,951)	(5,985)	(7,370)
Recoveries:
Consumer	1	2	1	6	8
Commercial and industrial	—	—	—	—	—
Real estate	—	—	—	—	—
Construction	—	—	—	—	1
Leases	153	184	480	364	569

Total recoveries	154	186	481	370	578

Net charge-offs	(3,780)	(2,395)	(8,470)	(5,615)	(6,792)
Provision for loan and lease losses	4,236	2,305	8,343	5,582	6,884

Balance, end of period	$10,297	$10,299	$10,297	$10,299	$10,424

NON-INTEREST INCOME

Three months ended September 30, 2010 Compared to the Same Period Ended September 30, 2009

Non-interest income for the three months ended September 30, 2010, was $7.1 million, an increase of $410 thousand, or 6.2%, from $6.6 million for the same period in 2009. This increase was due primarily to an increase of $429 thousand, or 56.4%, in the net gain on sale of residential mortgage loans and a $232 thousand, or 6.7%, increase in fees from wealth management services. Also contributing to the increase was a $179 thousand, or 36.3%, increase in service charges on deposits and a $55 thousand, or 15.0%, increase in loan fees, for the three months ended September 30, 2010, as compared to the same period last year, which were largely the result of the Merger. These increases were partially offset by a decrease of $589 thousand, or 69.5%, on the net gain on the sale of investments for the three months ended September 30, 2010, as compared to the same period in 2009.

The $232 thousand increase in Wealth Management Division revenue for the three months ended September 30, 2010, as compared to the same period last year, includes fees from trust administration, investment management, brokerage and custody and estates. Wealth Management Division assets under management, administration, supervision and brokerage increased 21.4%, to $3.3 billion, as of September 30, 2010, from $2.7 billion, as of September 30, 2009. Wealth Management Division revenues and assets under management, administration, supervision and brokerage have improved largely due to the success of new initiatives within the division and financial market improvements.

Nine months ended September 30, 2010 Compared to the Same Period Ended September 30, 2009

Non-interest income for the nine months ended September 30, 2010 was $20.1 million, a decrease of $1.8 million, or 8.3%, from $21.9 million for the same period in 2009. This decrease was primarily attributable to a decrease of $2.8 million, or 55.0%, in the net gain on sale of residential mortgage loans, to $2.3 million, for the nine months ended September 30, 2010, from $5.2 million for same period in 2009. The Corporation experienced significant mortgage refinancing volume in 2009 due to the low interest rate environment and the Home Buyer Tax Credit under the American Recovery and Reinvestment Act of 2009 which ended April 30, 2010. The decrease was partially offset by an $837 thousand, or 7.9%, increase in wealth management fees for the nine months ended September 30, 2010, as compared to the same period last year, due primarily to the success of new Wealth Management Division initiatives such as BMT Asset Management, a brokerage based platform, along with improvements in the financial markets. Also, the gain on sale of investments for the nine months ended September 30, 2010 increased $483 thousand, or 36.6%, from the same period in 2009, as the Corporation adjusted its investment portfolio mix.

Components of other operating income for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Title insurance income	$71	$(8)	$96	$355
Other	100	76	247	338
Cash management	27	55	55	285
Insurance commissions	107	104	276	284
Safe deposit rentals	98	88	268	253
Commissions and fees	80	103	313	256
VISA debit card income	87	66	240	183
Rent	48	57	135	171
Other investment income	35	11	69	56

Other operating income	$653	$552	$1,699	$2,181

NON-INTEREST EXPENSE

Three months ended September 30, 2010 Compared to the Same Period Ended September 30, 2009

Non-interest expense for the three months ended September 30, 2010, was $19.4 million, an increase of $8.7 million, or 81.2%, from $10.7 million for the same period in 2009. The largest factor contributing to the increase was a $4.3 million increase in merger-related expenses, as compared to the same period in 2009. Merger-related expenses consisted primarily of investment banking, legal, employee severance, conversion costs and vendor termination fees. In addition, salaries and wages increased $1.7 million, or 32.4%, due to the FKF employees who came under the Bank’s employ in the Merger.

Nine months ended September 30, 2010 Compared to the Same Period Ended September 30, 2009

Non-interest expense for the nine months ended September 30, 2010, was $43.2 million, an increase of $8.8 million, or 25.5%, as compared to $34.4 million for the same period in 2009. The largest factor contributing to this increase was merger-related expenses of approximately $5.3 million for the nine months ended September 30, 2010, as compared to $0 for the same period in 2009. In addition, salaries and wages increased $1.3 million, or 7.6%, for the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to the FKF employees who came under the Bank’s employ in the Merger.

As detailed in the table below, increases in computer processing, loan processing and telephone expenses for the three and nine months ended September 30, 2010, were the result of the Corporation’s maintenance of simultaneous systems while the conversion of the FKF systems was underway. Also, a contract termination charge involving a non-merger-related computer processing contract, as well as several newly-established advisory boards, contributed to the increases in computer processing expense and director fees, respectively, for the two periods.

Components of other operating expenses for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Other	$732	$525	$1,867	$1,542
Fidelity bond & insurance	62	61	191	184
Loan processing and closing	270	173	662	855
Other taxes	234	218	709	656
Computer processing	571	120	822	367
Telephone	129	65	305	283
Director fees	121	66	360	254
Postage	104	81	257	267
Temporary help and recruiting	114	73	398	256

Other operating expenses	$2,337	$1,382	$5,571	$4,664

Components of merger-related expenses for the three and nine months ended September 30, 2010 were as follows:

(dollars in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Salaries and benefits	$1,074	$1,074
Occupancy and equipment	55	55
Marketing and advertising	158	275
Professional fees	1,141	1,878
Technology and communication	1,480	1,523
Other operating	384	472

Merger-related expenses	$4,292	$5,277

INCOME TAXES

Income tax benefit for the three months ended September 30, 2010, was $746 thousand, as compared to $1.4 million income tax expense for the same period in 2009. This represents an effective tax rate of (42.2)% for the three months ended September 30, 2010, as compared to an effective tax rate of 34.2% for the same period in 2009. The change in the effective tax rate is due primarily to the loss in the third quarter of 2010 compared with income in the third quarter of 2009, the increase in tax-exempt revenue from securities and bank owned life insurance (“BOLI”) that was acquired in the Merger, partially offset by other items, including non-deductible merger-related expenses.

Income tax expense for the nine months ended September 30, 2010, was $1.9 million, as compared to $4.1 million, for the same period in 2009. This represents an effective tax rate for the nine months ended September 30, 2010, of 34.2%, as compared to an effective tax rate of 34.6% for the same period in 2009. The decrease in the tax rate is primarily due to an increase in tax-exempt income from securities and BOLI, partially offset by other items including non-deductible merger-related expenses.

BALANCE SHEET ANALYSIS

Total assets were $1.7 billion, as of September 30, 2010, an increase of $475.4 million, or 38.4%, from $1.2 billion, as of December 31, 2009, as loans and leases increased $290.7 million, or 32.8%, and total deposits increased $321.8 million, or 34.3%, over the same time period. These increases are primarily a result of the Merger.

The table below compares period end portfolio loans and leases outstanding at September 30, 2010 and December 31, 2009.

(dollars in millions)	September 30, 2010	December 31, 2009	Change
			Dollars	Percentage
Consumer loans	$13.2	$12.7	$0.5	3.9%
Commercial and industrial loans	239.8	233.3	6.5	2.8
Commercial mortgage loans	358.5	265.0	93.5	35.3
Construction loans	48.7	38.4	10.3	26.8
Residential mortgage loans	251.8	110.6	141.2	127.7
Home equity lines and loans	226.8	177.9	48.9	27.5
Leases	37.6	47.8	(10.2)	(21.3)

Total portfolio loans and leases	$1,176.4	$885.7	$290.7	32.8
Loans held for sale	4.7	3.0	1.7	56.7

Total loans and leases	$1,181.1	$888.7	$292.4	32.9%

Quarterly average total loans and leases	$1,175.3	$887.4	$287.9	32.4%

Quarterly average loans and leases as of September 30, 2010, increased $287.9 million, or 32.4%, to $1.18 billion, as compared to $887.4 million, as of December 31, 2009, due primarily to the Merger, as loans with a fair value of $274.8 million were added to the balance sheet on July 1, 2010. Additional discussion of the Corporation’s major loan and lease portfolio components follows.

Commercial and industrial loans comprised 20.3% of total loans and leases as of September 30, 2010, as compared to 26.3% as of December 31, 2009. This change in loan mix is due to FKF’s higher concentration of residential mortgages, relative to commercial and industrial loans, as compared to the Corporation’s pre-Merger loan mix.

Commercial mortgage loans comprised 30.5% of the total loan and lease portfolio as of September 30, 2010, as compared to 29.8% as of December 31, 2009.

Home equity loans and lines of credit comprised 19.3% of the total loan and lease portfolio as of September 30, 2010, as compared to 20.0% as of December 31, 2009. Home equity loan balances are being refinanced into residential mortgage loans given the low-fixed rate environment which has hindered organic growth and offset new originations. The increase in home equity loan balances at September 30, 2010 compared to December 31, 2009 is primarily due to the Merger.

Construction loans comprised 4.1% of the total loan and lease portfolio as of September 30, 2010, as compared to 4.3% at December 31, 2009. The increase in balances of $10.3 million as of September 30, 2010, as compared to December 31, 2009, is primarily due to the Merger.

Residential mortgage loans comprised 21.4% of the total loan and lease portfolio as of September 30, 2010, as compared to 12.4% as of December 31, 2009. During the third quarter of 2010, Management made a decision to retain more of its residential mortgage loan production over the next few months in order to improve its net interest income and increase loan balances. The impact of this decision had a nominal impact on residential mortgage loan totals as of September 30, 2010. The primary reason for the change in the mix and the increase in residential mortgage balances of $141.2, as of September 30, 2010, was the acquisition of FKF and its residential mortgage portfolio.

Leases comprised 3.2% of the total loan and lease portfolio as of September 30, 2010, as compared to 5.4%, as of December 31, 2009. The Corporation decreased its lease portfolio by $10.2 million through a combination of credit tightening, scheduled payments and net charge-offs, which exceeded new lease production during the nine month period ended September 30, 2010. This trend is expected to continue for the next two to three quarters until new production matches scheduled payments and charge-offs.

The Corporation continues to focus its business development efforts on building banking relationships with local businesses, not-for-profit companies and strong credit quality individuals. The Corporation believes there are opportunities for new business with credit-worthy borrowers who are not satisfied with their current lender in the commercial real estate market within our primary trading area.

Residential Mortgage Segment Activity

(dollars in millions)	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010	4th Qtr 2009	3rd Qtr 2009
Residential loans held in portfolio *	$251.8	$108.0	$110.4	$110.7	$118.1
Mortgage originations	67.3	28.3	24.3	35.0	35.0
Mortgage loans sold:
Servicing retained	34.9	17.4	18.7	31.5	29.6
Servicing released	2.2	3.3	1.8	1.3	3.5

Total mortgage loans sold	$37.1	$20.7	$20.5	$32.8	$33.1

Servicing retained %	94.1%	84.1%	91.2%	96.0%	89.4%
Servicing released %	5.9%	15.9%	8.8%	4.0%	10.6%
Loans serviced for others *	$578.3	$519.2	$520.0	$514.9	$499.5
Mortgage servicing rights *	4.0	3.8	4.0	4.1	3.8
Net gain on sale of loans	1.2	0.6	0.5	0.9	0.8
Loan servicing and other fees	0.4	0.4	0.4	0.4	0.4
Amortization of MSR’s	0.2	0.2	0.2	0.2	0.2
Impairment (recovery) of MSR’s	0.2	0.2	0.0	(0.2)	0.0
Basis point yield on loans sold (includes MSR income)	320 bp	292 bp	256 bp	262 bp	230 bp

*	period end balance

The Corporation’s investment portfolio had a fair value of $356.8 million as of September 30, 2010, an increase of $148.6 million or 71.4%, from $208.2 million, as of December 31, 2009. The increase was primarily attributable to the addition of the FKF investment portfolio of $100.9 million, on July 1, 2010, and the continued strong cash inflows during the first nine months of 2010. See the Liquidity section of this document for more detailed information on the Corporation’s investment portfolio.

BOLI with a carrying value of $18.8 million, as of September 30, 2010, was acquired in the Merger. Additionally, the Bank’s holdings of FHLB stock, as of September 30, 2010, increased $7.1 million, to $15.0 million, as a result of the Merger. Goodwill increased by $10.4 million, to $16.7 million, as of September 30, 2010, from $6.3 million, as of December 31, 2009, as a result of the Merger, and is discussed in more detail in Note 2 in the accompanying financial statements.

Details of total deposits and borrowings as of September 30, 2010, and December 31, 2009, are as follows:

	September 30, 2010	December 31, 2009	Change
(dollars in millions)			Dollars	Percentage
NOW	$206.1	$151.5	$54.6	36.0%
Market rate accounts	324.4	229.8	94.6	41.2
Savings	140.3	101.7	38.6	38.0
Other wholesale deposits	65.1	52.2	12.9	24.7
Wholesale time deposits	34.9	36.1	(1.2)	(0.3)
Time deposits	261.8	153.7	108.1	70.3

Interest-bearing deposits	1,032.6	725.0	307.6	42.4
Non-interest bearing deposits	227.0	212.9	14.1	6.6

Total deposits	1,259.6	937.9	321.7	34.3

FHLB advances	221.8	144.8	77	53.2
Mortgage payable	2.0	2.1	(0.1)	(4.8)
Subordinated debentures	22.5	22.5	—	0.0
Junior subordinated debentures	12.0	—	12.0	—
Repurchase agreements	11.9	—	11.9	—

Borrowed funds	270.2	169.4	100.8	59.5

Total deposits and borrowings	$1,529.8	$1,107.3	$422.5	38.2%

Quarterly average deposits	$1,276.5	$909.4	$367.1	40.4
Quarterly average borrowed funds	289.1	170.6	118.5	69.5

Quarterly average deposits and borrowed funds	$1,565.6	$1,080.0	$485.6	45.0%

As of September 30, 2010, total deposits were $1.26 billion, an increase of $321.7 million, or 34.3%, from $937.9 million as of December 31, 2009. Deposits with a fair value of approximately $320.8 million were acquired on July 1, 2010, as part of the Merger.

Borrowed funds, as of September 30, 2010, of $270.2 million, were $100.8 million, or 59.5%, higher than the December 31, 2009 balance of $169.4 million. This increase was primarily due to the $130.9 million (fair value) in borrowed funds acquired in the Merger on July 1, 2010, partially offset by FHLB advances and other borrowings that matured and were not renewed. The Corporation has approximately $116 million of FHLB advances that mature within the next twelve months. Included in the $130.9 million of acquired borrowed funds discussed above, is $12.0 million of junior subordinated debentures and $11.9 million of overnight commercial and non-profit customer repurchase agreements under the Repo Program. For more information regarding these borrowed funds, see Note 7 to the accompanying financial statements.

Capital

Consolidated shareholders’ equity of the Corporation was $158.3 million, or 9.2% of total assets, as of September 30, 2010, as compared to $103.9 million, or 8.4% of total assets, as of December 31, 2009. This increase was due, in part, to equity raised in the registered direct offering discussed below and the equity issued as part of the Merger. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2010, and December 31, 2009:

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
September 30, 2010:
Total (Tier II) Capital to Risk Weighted Assets
Corporation	$181,712	13.19%	$137,716	10.00%
Bank	174,803	12.75%	137,099	10.00%
Tier I Capital to Risk Weighted Assets
Corporation	$148,844	10.81%	$82,630	6.00%
Bank	141,958	10.35%	82,259	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Corporation	$148,844	8.65%	$86,001	5.00%
Bank	141,958	8.27%	85,807	5.00%
Tangible Common Equity to Tangible Assets
Corporation	—	7.95%	—	—
Bank	—	8.20%	—	—
December 31, 2009:
Total (Tier II) Capital to Risk Weighted Assets
Corporation	$132,226	12.53%	$105,533	10.00%
Bank	128,185	12.20%	105,092	10.00%
Tier I Capital to Risk Weighted Assets
Corporation	$99,277	9.41%	$63,320	6.00%
Bank	95,236	9.06%	63,055	6.00%
Tier I Leverage Ratio (Tier I Capital to Total Quarterly Average Assets)
Corporation	$99,277	8.35%	$59,478	5.00%
Bank	95,236	8.03%	59,327	5.00%
Tangible Common Equity to Tangible Assets
Corporation	—	7.51%	—	—
Bank	—	7.22%	—	—

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

Acquisition of First Keystone Financial, Inc.

On July 1, 2010, in connection with the acquisition of First Keystone Financial, Inc, which is discussed in Note 2 above, the Corporation issued 1,630,134 shares of common stock valued at approximately $26.4 million. In addition, the Corporation recorded a $102 thousand increase in additional paid in capital related to fully vested FKF employee stock options which were converted to options to purchase 21,133 shares of the Corporation’s common stock.

Registered Direct Common Stock Offering

On May 18, 2010, the Corporation announced it had completed the registration and sale of 1,548,167 shares of common stock, par value $1.00, at a price of $17.00 per share under the Corporation’s Shelf Registration Statement. The Corporation received net proceeds of $24.6 million after deducting placement agents’ fees and other offering expenses, which the Corporation expects to use for regulatory capital purposes, funding asset growth and financing possible mergers or acquisitions. See the Corporation’s Forms 8-K filed with the SEC on May 14, 2010 and May 18, 2010 for additional information.

Liquidity

The Corporation has sufficient liquidity as of September 30, 2010 as discussed below:

The Corporation’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Corporation’s liquidity is maintained by managing its core deposits as the primary source. Secondary sources include purchasing federal funds, selling residential mortgage loans in the secondary market, borrowing from the FHLB and Federal Reserve, and purchasing and issuing wholesale certificates of deposit.

Unused availability is detailed on the following table:

(dollars in millions)	As of 9/30/10	% Unused	As of 12/31/09	% Unused	$ Change	% Change
Federal Home Loan Bank of Pittsburgh	$393.4	64.2%	$302.7	67.6%	$90.7	(30.0)%
Federal Reserve Bank of Philadelphia	67.5	96.4%	55.3	98.0%	12.2	(22.1)%
Fed Funds Lines (7 banks)	75.0	100.0%	75.0	100.0%	—	0.0%

Total	$535.9	70.7%	$433.0	74.8%	$102.9	(23.8)%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

As of September 30, 2010, the Corporation held $15.0 million of FHLB stock, an increase of $7.1 million, as compared to December 31, 2010. The FHLB continues to suspend dividends and repurchases of excess capital stock until further notice. The $7.1 million of FHLB stock was acquired as part of the Merger.

The Corporation has an agreement with Promontory Interfinancial Network, LLC to provide deposits of $60 million with a maximum of $75 million of IND deposits from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The Corporation had $55.1 million of such deposits as of September 30, 2010 under this program, which is classified on the balance sheet as other wholesale deposits.

The Corporation has an agreement with Institution Deposit Corporation (“IDC”) to provide up to $10 million of money market deposits at an agreed upon rate, currently at 1.00%. The Corporation had $10.0 million of such deposits as of September 30, 2010, under this program, which is classified, on the balance sheet, as other wholesale deposits.

Wholesale funding, as a percentage of total funding, was 22.7%, as of September 30, 2010, as compared to 21.6%, as of December 31, 2009. Wholesale funding, which is defined as wholesale deposits (primarily certificates of deposit and funds from IND and IDC) and borrowed funds (FHLB advances, mortgage payable, subordinated debentures, junior subordinated debentures and repurchase agreements) of $370.2 million as of September 30, 2010, was $112.5 million, or 43.7%, higher than the December 31, 2009 balances of $257.7. The primary reason for the increase in balances, as of September 30, 2010, as compared to December 31, 2009, is the wholesale funding acquired in the Merger, partially offset by FHLB and other borrowings that matured and were not renewed during the nine months ended September 30, 2010.

As mentioned in the balance sheet analysis above, the Corporation has approximately $116 million of FHLB advances that mature within the next 12 months. The Corporation has sufficient liquidity in its cash balances, cash flows from its investment portfolio, and other borrowing sources to meet the cash requirements related to the FHLB advances that mature within the next twelve months.

Alternatively, the Corporation may choose to re-borrow these funds, dependent upon its ALCO strategy and position at the time the advances mature. The Corporation periodically evaluates its funding sources and reviews different options for increasing core deposits.

As of September 30, 2010, the investment portfolio was $356.8 million, or 20.8%, of total assets, as compared to $208.2 million, or 16.8%, as of December 31, 2009. The increase of $148.6 million, or 71.3%, over the 9 month period ended September 30, 2010, was due, in large part, to the addition of the FKF investment portfolio of $100.9 million, on July 1, 2010, as part of the Merger, along with the investment of acquired cash balances. As of September 30, 2010, the fair value of the Corporation’s investment securities portfolio of $356.8 million was $4.4 million, or 1.2%, above its carrying value. The investment portfolio has a target minimum of 10% of total assets. As interest rates remain low, the Corporation continues to look for higher yielding investments while placing a strong emphasis on liquidity and credit quality.

As of September 30, 2010, the Corporation had $20.4 million of cash balances at the Federal Reserve and $21.7 million in other interest-bearing accounts.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit as of September 30, 2010, were $373.7 million, as compared to $334.0 million, as of December 31, 2009.

Standby letters of credit are conditional commitments issued by the Bank to a customer for the benefit of a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit as of September 30, 2010 amounted to $23.4 million as compared to $18.4 million as of December 31, 2009.

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

Contractual Cash Obligations of the Corporation as of September 30, 2010:

(dollars in millions)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$897.9	$897.9	$—	$—	$—
Wholesale and time deposits	360.4	297.7	50.0	10.9	1.8
Operating leases	24.4	1.7	3.1	2.7	16.9
Subordinated debentures	22.5	—	—	—	22.5
Junior subordinated debentures	11.7	—	—	—	11.7
Repurchase agreements	11.9	11.9	—	—	—
FHLB advances	219.6	115.0	76.7	6.8	21.1
Mortgage payable	2.0	0.1	0.1	0.1	1.7
Purchase obligations	4.1	1.7	1.6	0.8	—
Non-discretionary pension contributions	2.0	0.1	0.3	0.3	1.3

Total	$1,556.5	$1,326.1	$131.8	$21.6	$77.0

The contractual cash obligations at September 30, 2010, include operating leases for branch locations acquired as part of the FKF Merger.

Other Information

Regulatory Matters and Newly Enacted Legislation

Regulatory Initiatives Related to Our Industry

The federal government is considering a variety of reforms related to banking and the financial industry including. Among those reforms is the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending the concept of “too big to fail” institutions by giving regulators the ability to liquidate large financial institutions. It is the broadest overhaul of the U.S. financial system since the Great Depression and the overall impact on the Corporation and its subsidiaries is unknown at this time.

The Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of banks and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations. The Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business or financial results. It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities we might otherwise consider engaging in, cause business disruptions and/or have other impacts that are as-of-yet unknown to the Corporation and the Bank. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations. For example, a provision of the Dodd-Frank Act is intended to preclude bank holding companies from treating future trust preferred securities issuances as Tier 1 capital for regulatory capital adequacy purposes. This provision may narrow the number of possible capital raising opportunities the Corporation, and other bank holding companies, might have in the future. As another example, the new law established the Bureau of Consumer Financial Protection, which has been given substantive rule-making authority under most of the consumer protection regulations affecting the Bank in connection with future consumer-related transactions.

The legislation also calls for regulations to be promulgated jointly by the federal banking regulators and the SEC which will require each bank and its holding company with consolidated assets of $1 billion or more (which includes the Bank and the Corporation) to disclose to its federal regulator the structure of its incentive-based compensation arrangements and prohibiting it from entering into any incentive-based compensation arrangement that encourages (as determined by the federal banking regulators) the institution to take inappropriate risk. Such rule is required by the legislation to be adopted on or before April 21, 2011, but at this time it is difficult to predict the extent to which the new rule, and other rules promulgated pursuant to the legislation, will impact the Corporation’s business.

Regulatory Initiatives Related to Capital and Liquidity

The Basel Committee on Banking Supervision (the “Basel Committee”) released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks in December 2009 (commonly referred to as “Basel III”). In July 2010, the Basel Committee announced the design for its capital and liquidity reform proposals.

In September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods providing: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2.0% level to 4.5% (to be phased in by January 1, 2015); (ii) the minimum requirement for the Tier 1 capital ratio will be increased from the current 4.0% to 6.0% (to be phased in by January 1, 2015); (iii) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019; and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013). The proposals also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III.

The liquidity proposals under Basel III include: (i) a liquidity coverage ratio (to become effective January 1, 2015); (ii) a net stable funding ratio (to become effective January 1, 2018); and (iii) a set of monitoring tools for banks to report minimum types of information to their regulatory supervisors.

Many of the details of the new framework related to minimum capital levels and minimum liquidity requirements in the Basel Committee’s proposals will remain uncertain until the final release is issued later this year. Implementation of the final provisions of Basel III will require implementing regulations and guidelines by U.S. banking regulators. Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future liquidity and capital requirements for financial institutions. Therefore, we are not able to predict at this time the content of liquidity and capital guidelines or regulations that may be adopted by regulatory agencies or the impact that any changes in regulation may have on the Corporation and the Bank.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I – Item 1A – Risk Factors” in our Form 10-K for the year ended December 31, 2009, as supplemented and updated by the discussion below.

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

Potential losses incurred in connection with possible repurchases and indemnification payments related to mortgages that we have sold into the secondary market may require us to increase our financial statement reserves in the future.

We engage in the origination and sale of residential mortgages into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan. While we believe our mortgage lending practices and standards to be adequate, we may receive requests in the future, which could be material in volume. If that were to happen, we could incur losses in connection with loan repurchases and indemnification claims, and any such losses might exceed our financial statement reserves, requiring us to increase such reserves. In that event, any losses we might have to recognize and any increases we might have to make to our reserves could have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

On February 24, 2006, the Board of Directors of the Corporation announced its adoption of a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million and terminated the 2003 Program. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program are accomplished in open market transactions.

There were no share repurchases made by the Corporation during the third quarter of 2010. As of September 30, 2010 the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Reserved

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	The Bryn Mawr Bank Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit B of the Corporation’s Proxy Statement dated March 6, 1998 filed with the SEC on March 5, 1998

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

Exhibit No.	Description and References
10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.23	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.24**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.25	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.26	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.27	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.28	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

Exhibit No.	Description and References
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 9, 2010	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: November 9, 2010	By:	/S/ J. DUNCAN SMITH
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