Form 10-K
period 2010-12-31
BRYN MAWR BANK CORP
filed 2011-03-16
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission file number 0-15261.

BRYN MAWR BANK CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2434506
(State of other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania	19010
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (610) 525-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	Nasdaq Global Select Market

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

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):

Yes  ☐    No   ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $171,013,182 on June 30, 2010.

As of March 10, 2011, there were 12,460,376 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2010 (“2010 Annual Report”), as indicated, are incorporated by reference in Parts I, II and IV hereof. Portions of the Definitive Proxy Statement of Registrant with respect to the Registrant’s Annual Meeting of Shareholders to be held on April 27, 2011 to be filed with the Commission pursuant to Regulation 14A (“2011 Proxy Statement”), as indicated, are incorporated by reference in Parts II and III hereof.

*	Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405 and does not admit that it controls the shares of Registrant’s voting stock held by the Trust Department of its bank subsidiary.

Form 10-K

Bryn Mawr Bank Corporation

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 1, 2011.

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

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 17 full-service branches and seven Life Care Community offices throughout Montgomery, Delaware and Chester counties of Pennsylvania. The Corporation’s common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many agencies, including the Securities and Exchange Commission (“SEC”), Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and the Pennsylvania Department of Banking.

WEBSITE DISCLOSURES

The Corporation makes available, free of charge, through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained on the Corporation’s website at www.bmtc.com by following the link, “About Us,” followed by “Investor Relations.” Further copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

OPERATIONS

•	Bryn Mawr Bank Corporation

The Corporation has no active staff as of December 31, 2010. The Corporation holds the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ, the SEC and other regulatory agencies.

A complete list of directors and executive officers of the Corporation and the Bank, as of March 1, 2011 is incorporated by reference to the last page of the Corporation’s 2010 Annual Report to Shareholders (“2010 Annual Report”). At December 31, 2010, the Corporation and its subsidiaries had 325 full-time and 34 part-time employees, totaling 342 full-time equivalent staff.

The Corporation and its subsidiaries engaged in numerous transactions in 2010 including the July 1, 2010 acquisition of First Keystone Financial, Inc. (“FKF”), discussed below, as well as a registered direct offering of common stock on May 18, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” at page 21 of the 2010 Annual Report for a more complete discussion of these transactions.

On July 1, 2010, the merger of First Keystone Financial, Inc. (“FKF”) with and into the Corporation (the “Merger”), and the two step merger of FKF’s wholly-owned subsidiary, First Keystone Bank (“FKB”) with and into the Bank, were completed. In accordance with the terms of the Agreement and Plan of Merger, dated November 3, 2009, by and between the Corporation and FKF (the “Merger Agreement”), shareholders of FKF received 0.6973 shares of the Corporation’s common stock plus $2.06 per share cash consideration for each share of FKF common stock they owned as of the effective date of the Merger. The 85% stock and 15% cash transaction was valued at $31.3 million, based on FKF’s June 30, 2010, closing share price of $13.35 as listed on NASDAQ.

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

The acquisition of FKF, a federally chartered thrift institution with assets of approximately $480 million, enabled the Corporation to increase its regional footprint with the addition of eight full service branch locations, primarily in Delaware County, Pennsylvania. The geographic locations of the acquired branches were such that it was not necessary to close any of the former FKF branches. By expanding into these new areas within Delaware County, Pennsylvania, the Corporation will be able to extend its successful sales culture as well as offer its reputable wealth management products and other value-added services to a wider segment of the county’s population.

On February 18, 2011, the Corporation entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) with Hershey Trust Company (“HTC”) pursuant to which the Corporation will acquire the private wealth management business of HTC (the “PWMG Business”) for a total purchase price of $18.25 million, of which $8.15 million is to be paid at closing in cash, $6.5 million is to be issued at closing in unregistered shares of the Corporation’s common stock (the “Stock Consideration”), and the final $3.6 million is to be placed in escrow and paid in cash installments on the 6-, 12- and 18-month anniversaries of the date of signing, subject to certain post-closing contingencies relating to the assets under management of the PWMG Business (the “Holdback Amount”).

Pursuant to the Stock Purchase Agreement, substantially all of the assets used to conduct the PWMG Business will be assigned to a newly formed Bank and Trust Company (the “Acquired Company”) that will be a wholly-owned subsidiary of an affiliate of HTC (the “Seller”) prior to the closing of the transaction. All issued and outstanding shares of common stock of the Acquired Company will, upon closing, be acquired by the Corporation, and immediately after closing, the Acquired Company will be merged with and into the Bank.

In accordance with the terms of the Stock Purchase Agreement, for a 6 month period following the closing, the Seller will be restricted from selling, assigning, transferring or otherwise disposing of the Stock Consideration. The Corporation and HTC are expected to enter into a separate Registration Rights Agreement at or prior to closing which will provide that HTC can demand that the Corporation prepare and file with the SEC a resale registration statement registering the Stock Consideration.

Among the transferred assets will be all non-objecting client accounts of the PWMG Business, the Real Estate Lease relating to the headquarters of PWMG Business located in Hershey, Pennsylvania, certain operating agreements and various items of tangible and intangible personal property.

Consummation of the transaction is subject to certain conditions, including, among others, the filing of certain governmental applications and notices, receipt of applicable regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, absence of a material adverse effect, and obtaining material permits and authorizations for the lawful consummation of the acquisition of the Acquired Company and the merger of the Acquired Company into the Bank.

ACTIVE SUBSIDIARIES OF THE CORPORATION

The Corporation has four active subsidiaries which provide various services as described below:

•	Lau Associates

Lau Associates LLC, acquired in July of 2008, is a nationally recognized independent, family office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau Associates employees numbered 10 as of December 31, 2010, and are included in the Corporation’s employment numbers. Lau Associates LLC is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company of Delaware

The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) began operations as a limited purpose trust company in the fourth quarter of 2008. BMTC-DE is located in Wilmington, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. BMTC-DE employed three full-time employees as of December 31, 2010. BMTC-DE employees are included in the Corporation’s employment numbers. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly-owned subsidiary of the Corporation.

•	FKF Capital Trust I

In connection with the acquisition of FKF, the Corporation acquired FKF Capital Trust I (the “Trust”), a trust formed under Delaware law that became an unconsolidated subsidiary of the Corporation. The Corporation owns all of the common shares of the Trust which are recorded in other investments in the Corporation’s Consolidated Balance Sheet. On August 21, 1997, the Trust issued $16.2 million of preferred securities (the “Preferred Securities”) at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. Simultaneously, the proceeds from the issue, along with $502 thousand of cash were invested in junior subordinated debentures (the “Debentures”) that have been assumed by the Corporation. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Corporation. The Trust has no employees as of December 31, 2010.

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the origination of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust administration and other related fiduciary services, custody services, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax services, financial planning and brokerage services. As of December 31, 2010, the market value of assets under management, administration, supervision and asset management/ brokerage by the Bank’s Wealth Management Division was $3.412 billion.

Through the acquisition of FKF, the Bank has expanded its branch footprint into Delaware County, Pennsylvania, with the addition of eight full service branches. The Bank presently has 17 full-service branch offices, plus seven Life Care Community locations. See the section titled “COMPETITION” later in this item for additional information.

ACTIVE SUBSIDIARIES OF THE BANK

The Bank has four active subsidiaries providing various services as described below:

•	Insurance Counsellors of Bryn Mawr, Inc.

Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”) began operation in February 1998 as a wholly-owned subsidiary of the Bank. ICBM is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

ICBM utilizes five licensed insurance agents and ICBM employees are included in the Corporation’s employment numbers above.

•	BMT Settlement Services, Inc.

BMT Settlement Services, Inc. (“BMTS”) began operation in February 2002. BMTS is a limited partner in Bryn Mawr Settlement Services, LP (the “Limited Partnership”), with Commonwealth Land Transfer Company, to provide title search and abstract services to Bank customers. Under the terms of the Limited Partnership’s partnership agreement, BMTS receives seventy percent of the profits of the Limited Partnership, after expenses. BMTS is a wholly-owned subsidiary of the Bank.

BMTS’s primary market area is located in southeastern Pennsylvania. BMTS is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. BMTS had no employees as of December 31, 2010.

•	BMT Mortgage Services, Inc.

BMT Mortgage Services, Inc. (“BMTM”) began operations in February, 2006. BMTM is a member in BMT Mortgage Company, LLC, which was established in 2006 to provide mortgage services to customers of the Keller Williams Bryn Mawr, PA office. Under the terms of the operating agreement, BMTM has a 40% interest in the entity, will perform certain accounting and administrative functions, and will process certain mortgage applications for a fee. BMTM is a wholly-owned subsidiary of the Bank.

•	BMT Leasing, Inc.

BMT Leasing, Inc. (“BMTL”) began operations in September 2006. BMTL is a Delaware corporation registered to do business in Pennsylvania. BMTL is an equipment leasing company servicing customers nationwide from its Bryn Mawr location with an original average equipment cost of approximately $18 thousand per lease. BMTL is a wholly-owned subsidiary of the Bank and had nine employees as of December 31, 2010. BMT Leasing employees are included in the Corporation’s employment numbers above.

SOURCES OF THE CORPORATION’S REVENUE

•	Continuing Operations

The following table shows the percentage of consolidated revenues.

	For the Twelve Months Ended December 31,
	2010		2009		2008
Interest income on loans, leases and investments	$64,796	68.8%	$56,892	66.6%	$57,934	73.0%
Other banking fees including insurance	7,511	8.0%	6,644	7.8%	5,257	6.6%
Wealth management segment	15,473	16.4%	14,233	16.7%	13,855	17.4%
Mortgage banking segment	6,391	6.8%	7,593	8.9%	2,360	3.0%

Total revenues from continuing operations	$94,171	100.0%	$85,362	100.0%	$79,406	100.0%

See Note 28, Segment Information, in the Notes to the Consolidated Financial Statements located in the 2010 Annual Report for additional information. The Corporation had no discontinued operations in 2008, 2009 or 2010.

STATISTICAL INFORMATION

The statistical information required in this Part I Item I is incorporated by reference to the information appearing in the 2010 Annual Report in the sections captioned Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Financial Statements and related notes.

•	Financial Information About Segments

The financial information concerning the Corporation’s business segments is incorporated by reference to the MD&A of the 2010 Annual Report and Note 28 Segment Information to the financial statements accompanying such Annual Report.

COMPETITION

The Corporation and its subsidiaries, including the Bank, compete for deposits, loans and wealth management services in Delaware, Montgomery, Chester and Philadelphia counties in southeastern Pennsylvania. The Corporation has a significant presence in the affluent Philadelphia suburbs known as the “Main Line.” The Corporation has 17 full-service branches and seven Life Care Community offices.

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

The Corporation is able to compete with the other firms because of its consistent level of customer service, excellent reputation, professional expertise, full product line, and its competitive rates and fees. However, there are several negative factors relative to the Corporation’s ability to compete with large institutions such as its limited number of locations, smaller advertising budget, lower technology budget, ability to spread out fixed costs and other lack-of-scale type disadvantages.

With the acquisition of FKF in July 2010, the Corporation has expanded its footprint significantly into Delaware County, Pennsylvania. In addition, with the acquisition of Lau Associates in July 2008, and the formation of BMTC-DE, the Corporation was able to establish a presence in the State of Delaware, where it competes for wealth management business. Additionally, BMT Leasing competes on a national level for its leasing customers.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The geographic information required by Item 101(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended, is impracticable for the Corporation to calculate; however, the Corporation does not believe that a material amount of revenues in any of the last three years was attributable to customers outside of the United States, nor does it believe that a material amount of its long-lived assets, in any of the past three years, was located outside of the United States.

SUPERVISION AND REGULATION

The Corporation and its subsidiaries, including the Bank, are subject to extensive regulation under both federal and state law. To the extent that the following information describes statutory provisions and regulations which apply to the Corporation and its subsidiaries, it is qualified in its entirety by reference to those statutory provisions and regulations:

•	Bank Holding Company Regulation

The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the “Act”). The Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. The Corporation and its non-bank subsidiaries are subject to the supervision of the Federal Reserve Board and the Corporation is required to file, with the Federal Reserve Board, an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations which implement the Act. The Federal Reserve Board also conducts inspections of the Corporation and each of its non-banking subsidiaries.

The Act requires each bank holding company to obtain prior approval by the Federal Reserve Board before it may acquire (i) direct or indirect ownership or control of more than 5% of the voting shares of any company, including another bank holding company or a bank, unless it already owns a majority of such voting shares, or (ii) all, or substantially all, of the assets of any company.

The Act also prohibits a bank holding company from engaging in, or from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or to managing or controlling banks as to be appropriate. The Federal Reserve Board has, by regulation, determined that certain activities are so closely related to banking or to managing or controlling banks, so as to permit bank holding companies, such as the Corporation, and its subsidiaries formed for such purposes, to engage in such activities, subject to obtaining the Federal Reserve Board’s approval in certain cases.

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

The regulations of the Pennsylvania Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s 2010 net income plus its net retained earnings for the previous two years. As of December 31, 2010, this amount was approximately $10.4 million. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

On February 7, 2011, the FDIC Board of Directors adopted new regulations regarding assessments. The final rule, as adopted redefines the deposit insurance assessment base as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank”); makes changes to assessment rates; implements Dodd-Frank’s Deposit Insurance Fund (“DIF”) dividend provisions; and revises the risk-based assessment system for all large insured depository institutions (“IDI”s), generally, those institutions with at least $10 billion in total assets. Nearly all of the 7,600-plus institutions with assets less than $10 billion will pay smaller assessments as a result of this final rule.

The final rule redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity;

•	Makes generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates;

•	Creates a depository institution debt adjustment;

•	Eliminates the secured liability adjustment; and

•	Adopts a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

Changes to the assessment calculation are as follows:

•	The base for deposit insurance assessment purposes is defined as average consolidated total assets during the assessment period less average tangible equity capital during the assessment period.

•	Average consolidated total assets are defined in the schedule of quarterly averages in the Consolidated Reports of Condition and Income (Call Reports), using a daily averaging method.

•	Banks with less than $1 billion in assets (other than newly insured banks) may report average weekly assets; these banks may opt to report daily averages on a permanent basis.

•	Tangible equity capital is defined as Tier 1 capital and will be calculated monthly or, if the IDI has less than $1 billion in assets, on an end-of-quarter basis.

•	Institutions that are parents of other insured institutions will report separately from subsidiary depository institutions.

•	Banker’s banks and custodial banks may deduct low risk, liquid assets from their assessment base.

•	A banker’s bank for purposes of calculating deposit insurance assessments is defined as that term is used in 12 U.S.C. 24.

•	Funds resulting from government capital infusion programs, FDIC stock ownership, or employee compensation plan stock ownership do not disqualify a bank from being a banker’s bank.

•	An institution that meets the definition of banker’s bank is required to certify to that effect each quarter on its Call Report or Thrift Financial Report (TFR), or any successor report.

•

The assessment base for a banker’s bank excludes the average amount of reserve balances passed through to the Federal Reserve, the average reserve balances held at the Federal Reserve for its own account (including balances due from the Federal Reserve), and the average amount of the institution’s federal funds sold, but in no case can the amount excluded exceed the sum of the bank’s average amount of total deposits of commercial banks and other depository institutions in the United States and the average amount of its federal funds purchased.

•	A custodial bank for purposes of calculating deposit insurance assessments is defined in terms of total fiduciary and custody and safekeeping assets and revenues.

•

The assessment base for a custodial bank excludes all 0 percent Basel risk-weighted assets and 50 percent of 20 percent risk-weighted assets not to exceed the total transaction account deposits linked to custody and safekeeping and fiduciary assets.

The following are adjustments to the assessment rate:

•	Unsecured debt adjustment. All institutions, except new institutions and insured branches of foreign banks, are potentially subject to a reduction in assessment rates for unsecured debt.

•	The unsecured debt adjustment equals 40 basis points plus the initial base assessment rate.

•	The unsecured debt adjustment is capped at the lesser of 5 basis points or 50 percent of the IDI’s initial base assessment rate.

•	Unsecured debt no longer includes Tier 1 capital.

•

Brokered deposit adjustment. All small IDIs in Risk Categories II, III, and IV, and all large IDIs and highly complex IDIs that are less than well capitalized or have a CAMELS composite rating of 3, 4, or 5, are potentially subject to an increase in assessment rates for brokered deposits. For purposes of the brokered deposit adjustment, brokered deposits include all brokered deposits.

•	The brokered deposit adjustment is limited to those IDIs in which the ratio of brokered deposits to domestic deposits is greater than 10 percent.

•	The brokered deposit adjustment is calculated by multiplying 25 basis points by the ratio of the difference between an IDI’s brokered deposits and 10 percent of its deposits to its assessment base.

•	The maximum brokered deposit adjustment is 10 basis points.

•	Depository institution debt adjustment. All IDIs are potentially subject to an increase in assessment rates for unsecured debt held that is issued by another IDI.

•

The depository institution debt adjustment equals 50 basis points of each dollar of long-term, unsecured debt held as an asset by an IDI when that debt was issued by another IDI, to the extent that all such debt exceeds 3 percent of the IDI’s Tier 1 capital.

The FDIC suspended dividends indefinitely; however, in lieu of dividends, and pursuant to its authority to set risk-based assessments, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent, and 2.5 percent. The following new rate schedule will be effective April 1, 2011:

Initial and Total Base Assessment Rates (basis points)*

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large and Highly Complex Institutions
Initial base assessment rate	5 - 9	14	23	35	5 - 35
Unsecured debt adjustment**	(4.5) - 0	(5) - 0	(5) - 0	(5) - 0	(5) - 0
Brokered deposit adjustment	—	0 - 10	0 - 10	0 - 10	0 - 10
Total base assessment rate	2.5 - 9	9 - 24	18 - 33	30 - 45	2.5 - 45

*	Total base assessment rates do not include the depository institution debt adjustment.
**	The unsecured debt adjustment cannot exceed the lesser of 5 basis points or 50 percent of an insured depository institution’s initial base assessment rate; thus for example, an insured depository institution with an initial base assessment rate of 5 basis points will have a maximum unsecured debt adjustment of 2.5 basis points and cannot have a total base assessment rate lower than 2.5 basis points.

The following rate schedules become effective once the reserve ratio exceeds certain levels:

Initial and Total Base Assessment Rates (basis points)* Once the Reserve Ratio Reaches 1.15 Percent and the Reserve Ratio for the Immediately Prior Assessment Period Is Less Than 2 Percent

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large and Highly Complex Institutions
Initial base assessment rate	3 - 7	12	19	30	3 - 30
Unsecured debt adjustment**	(3.5) - 0	(5) - 0	(5) - 0	(5) - 0	(5) - 0
Brokered deposit adjustment	—	0 - 10	0 - 10	0 - 10	0 -10
Total base assessment rate	1.5 - 7	7 - 22	14 - 29	25 - 40	1.5 - 40

*	Total base assessment rates do not include the depository institution debt adjustment.
**	The unsecured debt adjustment cannot exceed the lesser of 5 basis points or 50 percent of an insured depository institution’s initial base assessment rate; thus, for example, an insured depository institution with an initial base assessment rate of 3 basis points will have a maximum unsecured debt adjustment of 1.5 basis points and cannot have a total base assessment rate lower than 1.5 basis points.

Initial and Total Base Assessment Rates* If the Reserve Ratio for Prior Assessment Period Is Equal To Or Greater Than 2 Percent and Less Than 2.5 Percent

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large and Highly Complex Institutions
Initial base assessment rate	2 - 6	10	17	28	2 - 28
Unsecured debt adjustment**	(3) - 0	(5) - 0	(5) - 0	(5) - 0	(5) -0
Brokered deposit adjustment	—	0 - 10	0 - 10	0 - 10	0 -10
Total base assessment rate	1 - 6	5 - 20	12 - 27	23 - 38	1 - 38

*	Total base assessment rates do not include the depository institution debt adjustment.
**	The unsecured debt adjustment could not exceed the lesser of 5 basis points or 50 percent of an insured depository institution’s initial base assessment rate; thus, for example, an insured depository institution with an initial assessment rate of 2 basis points will have a maximum unsecured debt adjustment of 1 basis point and could not have a total base assessment rate lower than 1 basis point.

Initial and Total Base Assessment Rates* If the Reserve Ratio For the Prior Assessment Period is Equal to or Greater than 2.5 Percent

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large and Highly Complex Institutions
Initial base assessment rate	1 - 5	9	15	25	1 - 25
Unsecured debt adjustment**	(2.5) - 0	(4.5) - 0	(5) - 0	(5) - 0	(5) - 0
Brokered deposit adjustment	—	0 -10	0 - 10	0 - 10	0 - 10
Total base assessment rate	0.5 - 5	4.5 - 19	10 - 25	20 - 35	0.5 - 35

*	Total base assessment rates do not include the depository institution debt adjustment.
**	The unsecured debt adjustment could not exceed the lesser of 5 basis points or 50 percent of an insured depository institution’s initial base assessment rate; thus, for example, an insured depository institution with an initial assessment rate of 1 basis point will have a maximum unsecured debt adjustment of 0.5 basis points and could not have a total base assessment rate lower than 0.5 basis points.

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the fourth quarter of 2010 was an annual rate of 1 basis point, which resulted in approximately $107 thousand FICO assessment payment by the Bank in 2010.

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

Prompt Corrective Action. Federal banking law mandates certain “prompt corrective actions,” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership. The Bank is currently regarded as “well capitalized” for regulatory capital purposes. See Note 25 in the Notes to Consolidated Financial Statements in the 2010 Annual Report for more information regarding the Bank’s and Corporation’s regulatory capital ratios.

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

•	Dodd-Frank Wall Street Reform and Consumer Protection Act

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

FDIC assessments may negatively impact earnings

The FDIC has authority to increase regular deposit insurance assessments or impose additional special or emergency assessments if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio. The Corporation cannot predict what insurance assessment rates will be in the future.

Increases in FDIC insurance premiums may adversely affect the Corporation’s earnings

In response to the impact of economic conditions since 2008 on banks generally and on the FDIC deposit insurance fund, the FDIC changed its risk-based assessment system and increased base assessment rates. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. In February 2011, as required under the Dodd-Frank Act, the FDIC issued a ruling pursuant to which the assessment base against which FDIC assessments for deposit insurance are made will change. Instead of FDIC insurance assessments being based upon an insured bank’s deposits, FDIC insurance assessments will generally be based on an insured bank’s total average assets minus average tangible equity. With this change, the Corporation expects that its overall FDIC insurance cost will decline. However, a change in the risk categories applicable to the Corporation’s bank subsidiaries, further adjustments to base assessment rates and any special assessments could have a material adverse effect on the Corporation.

The Dodd-Frank Act also requires that the FDIC take steps necessary to increase the level of the Deposit Insurance Fund to 1.35% of total insured deposits by September 30, 2020. In October 2010, the FDIC adopted a Restoration Plan to achieve that goal. Certain elements of the Restoration Plan are left to future FDIC rulemaking, as are the potential for increases to the assessment rates, which may become necessary to achieve the targeted level of the DIF. Future FDIC rulemaking in this regard may have a material adverse effect on the Corporation.

Federal Home Loan Bank of Pittsburgh continues not to pay dividends and limits stock repurchases

On December 23, 2008, the FHLB announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other-than-temporary impairment charges, and constrained access to debt markets at attractive rates. Capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB, and only limited repurchases are expected to occur until further notice. As of December 31, 2010, the Corporation held $14.2 million of FHLB capital stock.

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

Financial turmoil may increase other-than-temporary-impairment (“OTTI”) charges

Over the last several years, there has been a rise in OTTI charges taken by institutions, as the fair market values of many investment securities have fallen below their amortized cost basis. The increasing duration of unrealized losses on these securities brought about heightened scrutiny by banks, auditors, and outside examiners on whether write-downs were necessary. If the Corporation’s OTTI charges result in it falling below the “well capitalized” regulatory requirement, the Corporation may need to raise additional capital.

The Corporation may need to raise additional capital in the future and such capital may not be available when needed or at all

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations and may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. In the absence of wholesale funding sources, the Corporation may turn to additional subordinated debt and/or other transactions that might be available. We cannot assure you that such capital will be available to us on acceptable terms or at all. If the Corporation is unable to generate sufficient additional capital though its earnings, or other sources, it would be necessary to slow earning asset growth and or pass up possible acquisition opportunities, which may result in a reduction of future net income growth. Further, an inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Sufficient funding to support earning asset growth

The Corporation recognizes the need to grow both wholesale and non-wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been funded with various forms of wholesale funding which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2010 represents approximately 18.3% of total funding compared with approximately 21.5% at December 31, 2009 and 30.9% at December 31, 2008. Wholesale funding generally costs more than deposits generated from the Corporation’s traditional branch system and is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

In the absence of wholesale funding sources, the Corporation might need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans or leases. This in turn might reduce future net income of the Corporation.

The amount loaned to us is generally dependant on the value of the collateral pledged and the Corporation’s financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns, or if further disruptions in the capital markets occur. Any change or termination of our borrowings from the FHLB, the Federal Reserve or correspondent banks would have an adverse affect on our liquidity and profitability.

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

Rapidly changing interest rate environment could reduce the Corporation’s net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of the Corporation. As interest rates change, net interest income is affected. Rapidly changing interest rates in the future could result in interest expense increasing faster than interest income because of divergence in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration by the Wealth Management Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A of the 2010 Annual Report for additional details regarding interest rate risk.

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

The Corporation’s performance and financial condition may be adversely affected by regional economic conditions and real estate values

The Bank’s loan and deposit activities are largely based in eastern Pennsylvania. As a result, the Corporation’s consolidated financial performance depends largely upon economic conditions in this eastern Pennsylvania region. This region experienced deteriorating local economic conditions during 2008 and 2009, and a continued downturn in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of our loans are secured by real property. If there is further decline in real estate values, the collateral for the Corporation’s loans will provide less security. As a result, the Corporation’s ability to recover on defaulted loans by selling the underlying real estate will be diminished, and the Bank will be more likely to suffer losses on defaulted loans.

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

Potential acquisitions, including the pending acquisition of the Private Wealth Management Group of the Hershey Trust Company, may disrupt the Corporation’s business and dilute shareholder value

We regularly evaluate opportunities to strengthen our current market position by acquiring and investing in banks and in other complementary businesses, or opening new branches. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity.

Our acquisition activities, including the pending acquisition of the private wealth management business (the “PWMG Business”) of the Hershey Trust Company, could involve a number of additional risks, including the risks of:

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

Attractive acquisition opportunities may not be available to us in the future

We may not be able to sustain a positive rate of growth or be able to expand our business. We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals for a transaction, including the PWMG Business, we will not be able to consummate such transaction which we believe to be in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Other factors, such as economic conditions and legislative considerations, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.

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

Additional risk factors also include the following all of which may reduce revenues and/or increase expenses and/or pull the Corporation’s attention away from core banking operations which may ultimately reduce the Corporation’s net income:

•	Inability to hire or retain key professionals, management and staff;
•	Changes in securities analysts’ estimates of financial performance;
•	Volatility of stock market prices and volumes;
•	Rumors or erroneous information;
•	Changes in market values of similar companies;
•	New developments in the banking industry;
•	Variations in quarterly or annual operating results;
•	New litigation or changes in existing litigation;
•	Regulatory actions;
•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, the Corporation owns or leases 17 full-service branch locations, seven limited-service Life Care Community branches and eight other office properties which serve as administrative offices.

The total minimum cash lease payments for office, branch office (including ground leases) and life care community locations amounts to $133 thousand per month.

The following table details the Corporation’s properties as of December 31, 2010:

Property Address	Owned/Leased	Net Book Value as of December 31, 2010 (dollars in thousands)	Total Deposits as of December 31, 2010 (dollars in thousands)
Full Service Branches:
801 Lancaster Ave., Bryn Mawr, PA 19010*	Owned	$5,377	$562,138
50 W. Lancaster Ave., Ardmore, PA 19003	Leased	2,494	75,768
5000 Pennell Rd., Aston, PA 19014***	Leased	463	14,376
3218 Edgemont Ave., Brookhaven, PA 19015***	Owned	767	56,937
US Rts. 1 and 100, Chadds Ford, PA 19317***	Leased	90	24,947
23 E. Fifth St., Chester, PA 19013***	Leased	35	29,675
31 Baltimore Pk., Chester Heights, PA 19107***	Leased	516	42,147
One Tower Bridge, West Conshohocken, PA 19428	Leased	5	20,345
237 N. Pottstown Pk., Exton, PA 19341	Leased	869	50,039
18 W. Eagle Rd., Havertown, PA 19083	Owned	589	71,701
106 E. Street Rd., Kennett Square, PA 19348***	Leased	523	16,083
22 W. State St., Media, PA 19063***	Owned	3,352	63,725
3601 West Chester Pk., Newtown Square, PA 19073	Leased	1,236	40,855
39 W. Lancaster Ave., Paoli, PA 19301	Owned	1,667	55,160

Property Address	Owned/Leased	Net Book Value as of December 31, 2010 (dollars in thousands)	Total Deposits as of December 31, 2010 (dollars in thousands)
330 Dartmouth Ave., Swarthmore, PA 19081***	Owned	752	50,489
849 Paoli Pk., West Chester, PA 19380	Leased	1,488	27,401
330 E. Lancaster Ave., Wayne, PA 19087	Owned	2,683	109,671
Life Care Community Offices:
601 N. Ithan Ave., Bryn Mawr, PA 19010	Leased	—	4,627
1400 Waverly Rd., Gladwyne, PA 19035	Leased	—	2,440
3300 Darby Rd., Haverford, PA 19041	Leased	—	7,156
11 Martins Run, Media, PA 19063	Leased	—	3,363
535 Gradyville Rd., Newtown Square, PA 19073	Leased	—	7,391
404 Cheswick Pl., Rosemont, PA 19010	Leased	—	3,002
1615 E. Boot Rd., West Chester, PA 19380	Leased	—	1,996
Other Administrative Offices:
2, 6 S. Bryn Mawr Ave., Bryn Mawr, PA 19010	Leased	375	Not applicable
10 S. Bryn Mawr Ave., Bryn Mawr, PA 19010	Owned	766	Not applicable
4093 W. Lincoln Hwy., Exton, PA 19341**	Leased	—	Not applicable
16 Campus Blvd., Newtown Square, PA 19073**	Leased	—	Not applicable
322 E. Lancaster Ave., Wayne, PA 19087	Owned	1,316	Not applicable
Subsidiary Offices:
Lau Associates - 20 Montchanin Rd., Greenville, DE 19807	Leased	223	Not applicable
BMTC-DE - 20 Montchanin Rd., Greenville, DE 19807	Leased	46	Not applicable

Total:		$25,632	$1,341,432

*	Corporate headquarters and executive offices
**	Lending office
***	Former FKF branch office

ITEM 3.	LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the NASDAQ Stock Market under the symbol BMTC. As of December 31, 2010, there were 623 holders of record of the Corporation’s common stock.

•	Price Range of Shares

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Price Range of Shares” on page 67 of the 2010 Annual Report.

•	Comparison of Cumulative Total Return Chart

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Total Return Performance” on page 68 of the 2010 Annual Report.

•	Equity Compensation Plan Information

The information required by this Item 5 relating to common stock that may be issued upon the exercise of options under the Corporation’s Stock Option Plans as of December 31, 2010 is incorporated by reference to the information appearing under the caption “Equity Based Compensation” in the 2011 Proxy Statement. Equity compensation plan information is incorporated by reference to Item 12 of this Form 10-K. Additional information regarding the Corporation’s stock option plans can be found at Note 18 – “Stock Based Compensation” in the accompanying Notes to Consolidated Financial Statements found in the 2010 Annual Report and such information is incorporated herein by reference thereto.

We have agreed to pay, and our non-employee independent directors have agreed to accept, payment of their annual $12,500 retainer compensation in the form of our common stock, payable in April of each year at the market value of the stock on the day prior to the day of payment. If all of the Corporation’s non-employee independent directors, including the directors elected at the Annual Meeting, continue this compensation arrangement for their 2011-2012 terms as directors, it is estimated, based on the $17.45 per share market price of the common stock on December 31, 2010, as listed on NASDAQ, that such directors, as a group, will receive a total of 5,731 shares of our common stock as retainer compensation.

•	Issuer Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2010:

Shares Repurchased in the 4th Quarter of 2010 (1) (2)

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1, 2010 – Oct. 31, 2010	1,315	$17.30	—	195,705
Nov. 1, 2010 – Nov. 30, 2010	—	—	—	195,705
Dec. 1, 2010 – Dec. 31, 2010	—	—	—	195,705

Total	1,315	$17.30

Notes to these tables:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	In October, November and December 2010, 1,315 shares were purchased by the Corporation’s Deferred Compensation Plans through open market transactions by the Corporation’s Wealth Management Division investment personnel.

•	Sales of Unregistered Securities

The information required by this Item 5 is incorporated by reference to the information appearing under in Note 25-C – Regulatory Capital Requirements – Private Transactions in Securities – of our financial statements in the 2010 Annual Report.

•	Dividends Declared

The following table indicates the frequency and amount of all cash dividends declared on the Corporation’s common stock for the past two fiscal years.

Quarter ended	Dividend Declared

December 31, 2010	$0.15
September 30, 2010	0.14
June 30, 2010	0.14
March 31, 2010	0.14

December 31, 2009	$0.14
September 30, 2009	0.14
June 30, 2009	0.14
March 31, 2009	0.14

The information regarding dividend restrictions set forth in Note 24 – Dividend Restrictions – of our financial statements in the 2010 Annual Report is incorporated into this item by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial Data” in the financial section of the 2010 Annual Report as well as information related to accounting changes found under the caption “New Accounting Pronouncements” at Note 1 Item 1-W of the 2010 Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The information required by this Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the financial section of the 2010 Annual Report.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is incorporated by reference to information appearing in the MD&A Section of the 2010 Annual Report, more specifically in the sections entitled “Net Interest Income”—Rate/Volume Analyses (Tax-equivalent Basis), Analysis of Interest Rate and Interest Differential, Net Interest Income and Net Interest Margin—2010 Compared to 2009, and—2009 Compared to 2008, Net Interest Margin, Interest Rate Sensitivity, Summary of Interest Rate Simulation, and Gap Report, and Fair Value Adjustments Impacting the Statement of Income; “Provision for Loan and Lease Losses”—General Discussion of the Allowance for Loan and Lease Losses, Portfolio Segmentation, Impairment Measurement, Troubled Debt Restructurings, Charge-off Policy, Asset Quality and Analysis of Credit Risk, Non-Performing Assets, TDRs and Related Ratios as of December 31, Summary of Changes in the Allowance of Loan and Lease Losses, Allocation of Allowance for Loan and Lease Losses; “Non-Interest Income”; “Non-Interest Expense”; “Income Taxes”; “Balance Sheet Analysis”; “Discussion of Segments”; “Capital”; “Liquidity”; “Off Balance Sheet Risk”; “Contractual Cash Obligation of the Corporation as of December 31, 2010”; and “Other Information”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the auditor’s report thereon and supplementary data required by this Item 8 are incorporated by reference to the financial section of the 2010 Annual Report.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, CPA, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2010, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

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

Pursuant to Section 404 of Sarbanes-Oxley, we have incorporated a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our independent registered public accounting firm, KPMG LLP (“KPMG”), also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and KPMG’s attestation report are incorporated herein by reference to our 2010 Annual Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Corporation and Committees of the Corporation’s Board of Directors is incorporated by reference to the 2011 Proxy Statement under the captions “Corporate Governance” and “Our Board of Directors.”

Each member of the Audit Committee is independent and financially literate as defined by NASDAQ. The Board of Directors of the Corporation has determined that Scott M. Jenkins and Britton H. Murdoch are financial experts as defined by SEC regulations.

The Boards of Directors of the Corporation and the Bank have each determined that all of their members are independent and meet the independence requirements of the NASDAQ, except for Frederick C. Peters, II, Francis J. Leto and Donald S. Guthrie.

•	Executive Officers of the Corporation and the Bank

Below is certain information with respect to the executive officers of the Corporation and Bank as of March 1, 2011:

NAME	AGE AS OF MARCH 1, 2011	OFFICE WITH THE CORPORATION AND/OR BANK
Frederick C. Peters II	61	President and Chief Executive Officer and Chairman of Corporation and Bank

J. Duncan Smith, CPA	52	Treasurer and Chief Financial Officer of Corporation and Executive Vice President, Treasurer & Chief Financial Officer of Bank

Alison E. Gers	53	Executive Vice President of Bank – Community Banking Division, Marketing, Technology and Information, Services and Operations

Joseph G. Keefer	52	Executive Vice President of Bank – Chief Lending Officer

Geoffrey L. Halberstadt	54	Secretary of Corporation and Executive Vice President, Secretary and Chief Credit Policy Officer of the Bank

Francis J. Leto	51	Executive Vice President of Bank – Wealth Management Division

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

•

Mr. Smith has been employed by the Corporation since April 2005 and is the Treasurer and Chief Financial Officer of the Corporation and Executive Vice President, Treasurer and Chief Financial Officer of the Bank. From March 1993 through March 2005, Mr. Smith was the Principal Accounting Officer for First Chester County Corporation which is headquartered in West Chester, PA. During his tenure at First Chester County Corporation he held a variety of positions, the last of which was Executive Vice President and principal financial officer.

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

•

Mr. Halberstadt was employed by the Bank in 1991 as Vice President in the Construction Loan department. Mr. Halberstadt was made Senior Vice President and Risk Management Officer of the Bank and Vice President of the Corporation in January 2001. In April 2010, Mr. Halberstadt was appointed Executive Vice President and Chief Credit Policy Officer of the Bank and Secretary of the Corporation and Bank.

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

The information with respect to compliance with Section 16 of SEC Exchange Act of 1934 is incorporated by reference to the 2011 Proxy Statement under the caption “section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required for Item 11 is incorporated by reference to the 2011 Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 is found below and incorporated by reference to Item 5 of this 2010 Form 10-K and to the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2011 Proxy Statement.

Equity Compensation Plan Information

Plan Category	A. Number of securities to be issued upon exercise of outstanding options	B. Weighted- average exercise price of outstanding options	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by shareholders	993,710	$19.82	425,884
Equity compensation plans not approved by shareholders	—	—	—
Total	993,710	$19.82	425,884

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions With Related Persons” and “Corporate Governance – Director Independence” the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the 2011 Proxy Statement under the caption “Audit and Non-Audit Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) — The following items are incorporated by reference to the 2010 Annual Report, attached hereto as Exhibit 13.1 (see table of contents on cover of 2010 Annual Report for specific page references):

Report of Independent Registered Public Accounting Firm, KPMG LLP

Consolidated Financial Statements and related Notes

Quarterly Results of Operations

Item 15(a)(2) — Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

Item15(a)(3) — Exhibits

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

2.3	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, filed herewith

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

Exhibit No.	Description and References
10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.23	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.24**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.25	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.26	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.27	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

Exhibit No.	Description and References
10.28	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No. 1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.29*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between the Bryn Mawr Trust Company and Geoffrey L. Halberstadt, filed herewith

10.30*	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, filed herewith

13.1	Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2010 Annual Meeting to be held on April 27, 2011, expected to be filed with the SEC on or around March 28, 2011, and incorporated herein by reference

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

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

Date March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Frederick C. Peters II	Chairman, President and Chief Executive Officer	March 16, 2011
Frederick C. Peters II	(Principal Executive Officer) and Director

/s/ J. Duncan Smith	Treasurer and Principal Financial Officer	March 16, 2011
J. Duncan Smith

/s/ David E. Lees	Director	March 11, 2011
David E. Lees

/s/ Andrea F. Gilbert	Director	March 11, 2011
Andrea F. Gilbert

/s/ Wendell F. Holland	Director	March 14, 2011
Wendell F. Holland

/s/ Francis J. Leto	Director	March 14, 2011
Francis J. Leto

/s/ B. Loyall Taylor, Jr.	Director	March 14, 2011
B. Loyall Taylor, Jr.

/s/ Thomas L. Bennett	Director	March 11, 2011
Thomas L. Bennett

/s/ Britton H. Murdoch	Director	March 9, 2011
Britton H. Murdoch

/s/ Scott M. Jenkins	Director	March 9, 2011
Scott M. Jenkins

/s/ Donald S. Guthrie	Director	March 11, 2011
Donald S. Guthrie

EXHIBIT INDEX

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

2.3	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, filed herewith

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

Exhibit No.	Description and References
10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.23	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.24**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.25	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.26	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.27	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.28	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

Exhibit No.	Description and References
10.29*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between the Bryn Mawr Trust Company and Geoffrey L. Halberstadt, filed herewith

10.30*	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, filed herewith

13.1	Corporation’s Annual Report to Shareholders for the year ended December 31, 2010, filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2010 Annual Meeting to be held on April 27, 2011, expected to be filed with the SEC on or around March 28, 2011, and incorporated herein by reference

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.