Form 10-Q
period 2011-03-31
BRYN MAWR BANK CORP
filed 2011-05-10
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of

the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2011
Common Stock, par value $1	12,552,072

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	March 31, 2011	December 31, 2010
	(dollars in thousands)

Assets
Cash and due from banks	$11,609	$10,961
Interest bearing deposits with banks	68,569	78,410
Money market funds	400	113

Cash and cash equivalents	80,578	89,484
Investment securities available for sale, at fair value (amortized cost of $288,674 and $315,587 as of March 31, 2011 and December 31, 2010 respectively)	289,491	317,052
Loans held for sale	1,554	4,838

Portfolio loans and leases	1,219,449	1,196,717
Less: Allowance for loan and lease losses	(10,649)	(10,275)

Net portfolio loans and leases	1,208,800	1,186,442

Premises and equipment, net	28,996	29,158
Accrued interest receivable	6,151	6,470
Deferred income taxes	14,527	14,551
Mortgage servicing rights	4,878	4,925
Bank owned life insurance (“BOLI”)	19,087	18,972
FHLB stock	13,516	14,227
Goodwill	17,659	17,659
Other intangible assets	6,903	7,064
Other investments	5,203	5,156
Other assets	16,598	15,770

Total assets	$1,713,941	$1,731,768

Liabilities
Deposits:
Non-interest-bearing demand	$271,010	$282,356
Savings, NOW and market rate accounts	704,630	696,094
Other wholesale deposits	65,574	80,112
Wholesale time deposits	34,639	37,201
Time deposits	240,207	245,669

Total deposits	1,316,060	1,341,432

Short-term borrowings	23,326	10,051
FHLB advances and other borrowings	147,238	160,144
Subordinated debentures	22,500	22,500
Junior subordinated debentures	12,017	12,029
Accrued interest payable	2,820	3,293
Other liabilities	19,341	20,901

Total liabilities	1,543,302	1,570,350

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 15,453,404 and 15,109,718 shares as of March 31, 2011 and December 31, 2010, respectively, and outstanding of 12,538,926 and 12,195,240 as of March 31, 2011 and December 31, 2010, respectively	15,453	15,110
Paid-in capital in excess of par value	74,570	68,398
Accumulated other comprehensive loss, net of tax benefit	(6,924)	(6,757)
Retained earnings	117,421	114,548

	200,520	191,299
Less: Common stock in treasury at cost—2,914,478 shares as of both March 31, 2011 and December 31, 2010	(29,881)	(29,881)

Total shareholders’ equity	170,639	161,418

Total liabilities and shareholders’ equity	$1,713,941	$1,731,768

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except share and per share data)
Interest income:
Interest and fees on loans and leases	$16,719	$12,670
Interest on cash and cash equivalents	32	15
Interest on investment securities:
Taxable	1,108	849
Non-taxable	168	188
Dividends	199	172

Total interest income	18,226	13,894

Interest expense on:
Savings, NOW and market rate accounts	717	657
Time deposits	560	454
Wholesale deposits	145	236
Short-term borrowings	6	1
FHLB advances and other borrowings	842	1,156
Subordinated debentures	277	273
Junior subordinated debentures	272	—

Total interest expense	2,819	2,777

Net interest income	15,407	11,117
Provision for loan and lease losses	1,285	3,113

Net interest income after provision for loan and lease losses	14,122	8,004
Non-interest income:
Fees for wealth management services	4,190	3,831
Service charges on deposits	580	501
Loan servicing and other fees	461	381
Net gain on sale of residential mortgage loans	398	525
Net gain on sale of available for sale securities	448	1,544
Net loss on sale of other real estate owned (“OREO”)	(19)	(152)
Bank owned life insurance (“BOLI”) income	115	—
Other operating income	1,037	529

Total non-interest income	7,210	7,159
Non-interest expenses:
Salaries and wages	6,341	5,287
Employee benefits	1,735	1,558
Occupancy and bank premises	1,286	984
Furniture, fixtures, and equipment	896	595
Advertising	264	262
Amortization of mortgage servicing rights	169	199
Net impairment of mortgage servicing rights	8	41
Amortization of other intangible assets	161	77
FDIC insurance	480	314
Impairment of OREO	127	—
Due diligence and merger-related expenses	307	347
Professional fees	410	619
Other operating expenses	2,013	1,470

Total non-interest expenses	14,197	11,753
Income before income taxes	7,135	3,410
Income tax expense	2,419	1,187

Net income	$4,716	$2,223

Basic earnings per common share	$0.38	$0.25
Diluted earnings per common share	$0.38	$0.25
Dividends declared per share	$0.15	$0.14

Weighted-average basic shares outstanding	12,344,710	8,893,997
Dilutive potential shares	14,401	11,017

Adjusted weighted-average diluted shares	12,359,111	8,905,014

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2011	2010
Operating activities:
Net Income	$4,716	$2,223
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	1,285	3,113
Provision for depreciation and amortization	1,277	799
Loans originated for resale	(10,966)	(19,692)
Proceeds from loans sold	14,516	21,010
Net gain on sale of available for sale securities	(448)	(1,544)
Net gain on sale of residential mortgages	(398)	(525)
Provision for deferred income taxes	114	56
Stock based compensation cost	177	123
Change in income taxes payable/receivable	329	429
Change in accrued interest receivable	319	(209)
Change in accrued interest payable	(473)	(592)
Amortization and net impairment of mortgage servicing rights	177	65
Net accretion of fair value adjustments	(525)	—
Amortization of intangible assets	161	77
Impairment of other real estate owned (“OREO”)	127	—
Loss on sale of OREO	19	152
Net change in cash surrender value of bank owned life insurance (“BOLI”)	(115)	—
Other, net	(933)	307

Net cash provided by operating activities	9,359	5,792

Investing activities:
Purchases of investment securities	(37,705)	(35,609)
Proceeds from maturity of investment securities and mortgage-backed securities paydowns	6,585	5,533
Proceeds from sale of investment securities available for sale	39,031	39,034
Proceeds from calls of investment securities	19,310	34,520
Net change in other investments	11	(5)
Net portfolio loan and lease originations	(23,336)	(11,158)
Purchases of premises and equipment	(485)	(763)
Acquisition of Lau Associates, net of cash acquired	(1,617)	(1,477)
Proceeds from sale of OREO	40	873

Net cash provided by investing activities	1,834	30,948

Financing activities:
Change in demand, NOW, savings and market rate deposit accounts	(2,810)	(9,478)
Change in time deposits	(5,270)	(16,778)
Change in wholesale time and other wholesale deposits	(17,100)	2,747
Increase in short-term borrowings	13,275	—
Dividends paid	(1,843)	(1,244)
Repayment of FHLB advances and other borrowings	(12,689)	(2,598)
Tax benefit from exercise of stock options	109	17
Proceeds from issuance of common stock	5,692	1,279
Proceeds from exercise of stock options	537	75

Net cash used by financing activities	(20,099)	(25,980)

Change in cash and cash equivalents	(8,906)	10,760
Cash and cash equivalents at beginning of year	89,484	79,317

Cash and cash equivalents at end of year	$80,578	$90,077

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$828	$610
Interest	3,292	3,369

Supplemental cash flow information:
Available for sale securities purchased, not settled	$—	$16,457
Change in other comprehensive income	(257)	(212)
Change in deferred tax due to change in comprehensive income	(90)	(74)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except share information)
	For the Three Months Ended March 31, 2011
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity

Balance December 31, 2010	15,109,718	$15,110	$68,398	$114,548	$(6,757)	$(29,881)	$161,418
Net income	—	—	—	4,716	—	—	4,716
Dividends declared, $0.15 per share	—	—	—	(1,843)	—	—	(1,843)
Other comprehensive loss, net of tax benefit of $90	—	—	—	—	(167)	—	(167)
Stock based compensation	—	—	177	—	—	—	177
Tax benefit from gains on stock option exercise	—	—	109	—	—	—	109
Common stock issued:
Dividend reinvestment and stock purchase plan	302,416	302	5,390	—	—	—	5,692
Exercise of stock options	41,270	41	496	—	—	—	537

Balance March 31, 2011	15,453,404	$15,453	$74,570	$117,421	$(6,924)	$(29,881)	$170,639

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2011	2010
Net income	$4,716	$2,223
Other comprehensive (loss) income:
Unrealized investment losses, net of tax benefit of $(227) and $(221), respectively	(421)	(410)
Change in unfunded pension liability, net of tax expense of $137 and $147, respectively	254	272

Total comprehensive income	$4,549	$2,085

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to the financial services industry (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2010 Annual Report on Form 10-K (the “2010 Annual Report”). The Corporation’s consolidated statements of financial condition and results of operations consist almost entirely of The Bryn Mawr Trust Company’s (the “Bank”) financial condition and results of operations.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

2. Business Combinations

The merger with First Keystone Financial, Inc. (“FKF”) was completed on July 1, 2010 (the “Merger”). The Merger was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of $9.7 million, which will not be amortizable and is not deductible for tax purposes. The Corporation allocated the total balance of goodwill recorded in connection with the Merger to its Banking segment. The Corporation also recorded $2.1 million in core deposit intangibles which will be amortized over ten years using a declining balance method.

The fair value of loans (and the related deferred tax asset) acquired in the Merger is a preliminary estimate and is subject to adjustment; however it is not expected to be materially different from the amounts already recorded.

The following table details the effect on goodwill of the changes in estimates of the fair values of the assets acquired and liabilities assumed from the amounts originally reported on the Form 10-Q for the period ending September 30, 2010:

Goodwill resulting from acquisition of FKF reported on Form 10-Q for the quarter ended September 30, 2010	$10,370
Effect of adjustments to:
Portfolio loans	250
Deferred tax asset	(311)
Other assets	(568)

Adjusted goodwill resulting from acquisition of FKF as of March 31, 2011	$9,741

The adjustments shown in the above table were recorded during the three months ended December 31, 2010. No adjustments were recorded during the three months ended March 31, 2011. No further adjustments to fair value estimates will be recorded after June 30, 2011.

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

	Three Months Ended March 31
(dollars in thousands, except per share data)	2011	2010
Numerator:
Net income available to common shareholders	$4,716	$2,223

Denominator for basic earnings per share – weighted average shares outstanding	12,344,710	8,893,997
Effect of dilutive potential common shares	14,401	11,017

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	12,359,111	8,905,014

Basic earnings per share	$0.38	$0.25
Diluted earnings per share	$0.38	$0.25
Anti-dilutive shares excluded from computation of average dilutive earnings per share	706,819	907,196

4. Investment Securities

The amortized cost and estimated fair value of investments, all of which were classified as available for sale, are as follows:

As of March 31, 2011

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Treasury	$5,010	$109	$—	$5,119
Obligations of U.S. government agencies	136,685	461	(593)	136,553
Obligations of state & political subdivisions	6,386	50	—	6,436
Mortgage-backed securities	91,721	939	(313)	92,347
Collateralized mortgage obligations	1,744	29	—	1,773
Corporate bonds	10,756	—	(150)	10,606
Other debt securities	1,400	—	—	1,400

Total fixed income investments	253,702	1,588	(1,056)	254,234

Bond mutual funds	34,729	276	(12)	34,993
Equity securities	243	21	—	264

Total non-maturity investments	34,972	297	(12)	35,257

Total	$288,674	$1,885	$(1,068)	$289,491

As of December 31, 2010

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Treasury	$5,011	$134	$—	$5,145
Obligations of U.S. government agencies	156,301	704	(367)	156,638
Obligations of state & political subdivisions	32,013	358	(99)	32,272
Mortgage-backed securities	72,907	866	(246)	73,527
Collateralized mortgage obligations	2,068	30	—	2,098
Corporate bonds	10,803	—	(159)	10,644
Other debt securities	1,750	—	—	1,750

Total fixed income investments	280,853	2,092	(871)	282,074

Bond mutual funds	34,491	241	(10)	34,722
Equity securities	243	13	—	256

Total non-maturity investments	34,734	254	(10)	34,978

Total	$315,587	$2,346	$(881)	$317,052

The following table shows the amount of securities that were in an unrealized loss position:

As of March 31, 2011

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$50,821	$(593)	$—	$—	$50,821	$(593)
Mortgage-backed securities	48,965	(313)	—	—	48,965	(313)
Corporate bonds	10,606	(150)	—	—	10,606	(150)

Total fixed income investments	110,392	(1,056)	—	—	110,392	(1,056)

Bond mutual funds	606	(12)	—	—	606	(12)

Total	$110,998	$(1,068)	$—	$—	$110,998	$(1,068)

The following table shows the amount of securities that were in an unrealized loss position:

As of December 31, 2010

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$46,027	$(367)	$—	$—	$46,027	$(367)
Obligations of state & political subdivisions	10,158	(99)	—	—	10,158	(99)
Mortgage-backed securities	32,765	(246)	—	—	32,765	(246)
Corporate bonds	10,645	(159)	—	—	10,645	(159)

Total fixed income investments	99,595	(871)	—	—	99,595	(871)
Bond mutual funds	603	(10)	—	—	603	(10)

Total	$100,198	$(881)	$—	$—	$100,198	$(881)

Management evaluates the Corporation’s investment securities that are in an unrealized loss position in order to determine if the decline in market value is other than temporary. The investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All investment securities in the Corporation’s investment portfolio are highly rated as investment grade. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers. None of the investments in the tables above is believed to be other-than-temporarily impaired. Management believes that it is more likely than not that it will be able to hold the securities until recovery of their amortized cost bases.

As of March 31, 2011, securities having a market value of $122.0 million were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment securities as of March 31, 2011, by contractual maturity, are shown below:

	March 31, 2011
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,601	$5,609
Due after one year through five years	99,519	99,474
Due after five years through ten years	40,656	40,552
Due after ten years	14,461	14,479

Subtotal	160,237	160,114
Mortgage- related securities	93,465	94,120

Total available for sale securities	$253,702	$254,234

Included in the investment portfolio, but not in the table above, are $35.0 million of bond mutual funds and $264 thousand of equity securities which have no stated maturity or constant stated coupon rate. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

5. Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	March 31, 2011	December 31, 2010
Loans held for sale	$1,554	$4,838

Real estate loans:
Commercial mortgage	$391,642	$385,615
Home equity lines and loans	208,669	216,853
Residential mortgage	277,571	261,983
Construction	55,823	45,403

Total real estate loans	933,705	909,854
Commercial and industrial	240,313	239,266
Consumer	11,032	12,200
Leases	34,399	35,397

Total portfolio loans and leases	1,219,449	1,196,717

Total loans and leases	$1,221,003	$1,201,555

Loans with predetermined rates	$553,220	$544,784
Loans with adjustable or floating rates	667,783	656,771

Total loans and leases	$1,221,003	$1,201,555

Net deferred loan origination costs included in the above loan table	$339	$378

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010
Minimum lease payments receivable	$38,577	$39,711
Unearned lease income	(5,655)	(5,808)
Initial direct costs and deferred fees	1,477	1,494

Total	$34,399	$35,397

C. Troubled Debt Restructurings (“TDR”s):

(dollars in thousands)	March 31, 2011	December 31, 2010
TDRs included in nonperforming loans and leases	$2,229	$1,879
TDRs in compliance with modified terms	4,766	4,693

Total TDRs	$6,995	$6,572

D. Non-Performing Loans and Leases(1)

(dollars in thousands)	March 31, 2011	December 31, 2010
Non-accrual loans and leases:
Commercial mortgage	$1,911	$1,911
Home equity lines and loans	2,145	987
Residential mortgage	4,752	4,411
Construction	195	202
Commercial and industrial	1,655	1,692
Consumer	6	15
Leases	112	279

Total	$10,776	$9,497

Loans and leases 90 days or more past due and still accruing:
Consumer	$5	10

Total	5	10

Total non-performing loans and leases	$10,781	$9,507

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at the Merger date and which are performing, are excluded from this table, with the exception of $779 thousand of purchased credit-impaired loans which became non-performing subsequent to acquisition.

E. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Bank applies ASC 310-30 to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010
Outstanding principal balance	$26,058	$27,489
Carrying amount(1)	16,563	17,837

(1)

Includes $932 thousand and $1.1 million of purchased credit-impaired loans as of March 31, 2011 and December 31, 2010, respectively, for which the Bank could not estimate the timing or amount of expected cash flows to be collected at the Merger date, and for which no accretable yield is recognized. Additionally, the table above includes $779 thousand and $785 thousand as of March 31, 2011 and December 31, 2010, respectively, of purchased credit-impaired loans that subsequently became non-performing, which are disclosed in Note 5D, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Bank applies ASC 310-30, for the three months ended March 31, 2010:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2010	$6,333
Accretion	(251)
Reversals (early payoff)	(158)

Balance, March 31, 2011	$5,924

F. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Over 89 Days and Accruing	Delinquency %(1)
As of March 31, 2011
Commercial mortgage	$671	$—	$2,768	$3,439	$388,203	$391,642	$—	0.88%
Home equity lines and loans	659	241	1,811	2,711	205,958	208,669	—	1.30%
Residential mortgage	802	—	2,248	3,050	274,521	277,571	—	1.10%
Construction	861	250	714	1,825	53,998	55,823	—	3.27%
Commercial and industrial	804	474	1,634	2,912	237,401	240,313	—	1.21%
Consumer	22	2	9	33	10,999	11,032	5	0.31%
Leases	217	164	89	470	33,929	34,399	—	1.36%

	$4,036	$1,131	$9,273	$14,440	$1,205,009	$1,219,449	$5	1.18%

(1)	Delinquency % equals total past due divided by total loans and leases

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Over 89 Days and Accruing	Delinquency %(1)
As of December 31, 2010
Commercial mortgage	$377	$—	$1,854	$2,231	$383,384	$385,615	$—	0.58%
Home equity lines and loans	958	981	988	2,927	213,926	216,853	—	1.35%
Residential mortgage	958	1,089	1,885	3,932	258,051	261,983	—	1.50%
Construction	1,730	201	—	1,931	43,472	45,403	—	4.25%
Commercial and industrial	1,467	68	1,344	2,879	236,387	239,266	—	1.20%
Consumer	21	3	23	47	12,153	12,200	10	0.39%
Leases	244	257	203	704	34,693	35,397	—	1.99%

	$5,755	$2,599	$6,297	$14,651	$1,182,066	$1,196,717	$10	1.22%

(1)	Delinquency % equals total past due divided by total loans and leases

G. Allowance for Loan and Lease Losses (the “Allowance”)

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses, by loan category, for the three months ended March 31, 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2010	$2,534	$1,563	$843	$633	$3,565	$115	$766	$256	$10,275
Charge-offs	(2)	(350)	(76)	—	(155)	(51)	(408)	—	(1,042)
Recoveries	—	—	—	—	2	2	127	—	131
Provision for loan and lease losses	336	89	229	199	207	31	200	(6)	1,285

Balance, March 31, 2011	$2,868	$1,302	$996	$832	$3,619	$97	$685	$250	$10,649

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses for the three months ended March 31, 2010:

(dollars in thousands)
Balance, December 31, 2009	$10,424
Charge-offs	(3,946)
Recoveries	149
Provision for loan and lease losses	3,113

Balance, March 31, 2010	$9,740

The following table details the allocation of the allowance for loan and lease losses by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of March 31, 2011
Allowance on loans and leases:
Individually evaluated for impairment	$301	$14	$77	$—	$20	$—	$19	$—	$431
Collectively evaluated for impairment	2,567	1,288	919	830	3,599	97	666	250	10,216
Purchased credit- impaired(1)	—	—	—	2	—	—	—	—	2

Total	$2,868	$1,302	$996	$832	$3,619	$97	$685	$250	$10,649

As of December 31, 2010
Allowance on loans and leases:
Individually evaluated for impairment	$111	$391	$34	$—	$56	$—	$27	$—	$619
Collectively evaluated for impairment	2,423	1,172	809	633	3,509	115	739	256	9,656
Purchased credit- impaired(1)	—	—	—	—	—	—	—	—	—

Total	$2,534	$1,563	$843	$633	$3,565	$115	$766	$256	$10,275

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of March 31, 2011
Carrying value of loans and leases:
Individually evaluated for impairment	$1,855	$2,181	$7,661	$—	$2,032	$11	$1,030	$14,770
Collectively evaluated for impairment	378,891	206,398	269,576	51,298	237,564	11,020	33,369	1,188,116
Purchased credit- impaired(1)	10,896	90	334	4,525	717	1	—	16,563

Total	$391,642	$208,669	$277,571	$55,823	$240,313	$11,032	$34,399	$1,219,449

As of December 31, 2010
Carrying value of loans and leases:
Individually evaluated for impairment	$1,855	$1,023	$7,321	$—	$1,836	$25	$1,356	$13,416
Collectively evaluated for impairment	372,452	215,717	254,324	40,054	236,703	12,173	34,041	1,165,464
Purchased credit- impaired(1)	11,308	113	338	5,349	727	2	—	17,837

Total	$385,615	$216,853	$261,983	$45,403	$239,266	$12,200	$35,397	$1,196,717

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As part of the process of allocating the allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•	Pass – Loans considered to be satisfactory with no indications of deterioration.

•

Special mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard - Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

In addition, the remaining segments of the loan and lease portfolio, which include residential mortgage, home equity lines and loans, consumer, and leases, are allocated portions of the allowance based on their performance status.

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to allocate the allowance for loan and lease losses as of March 31, 2011 and December 31, 2010:

Credit Risk Profile by Internally Assigned Grade(2)

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Pass	$380,925	$373,098	$47,815	$36,230	$232,730	$232,717	$661,470	$642,045
Special Mention	7,802	9,141	5,649	6,486	5,928	4,969	19,379	20,596
Substandard	1,220	1,680	2,359	2,687	807	735	4,386	5,102
Doubtful(1)	1,695	1,696	—	—	848	845	2,543	2,541

Total	$391,642	$385,615	$55,823	$45,403	$240,313	$239,266	$687,778	$670,284

(1)	Loans balances classified as “Doubtful” have been reduced by partial charge-offs, and are carried at their net realizable value.
(2)	Internally assigned grades have been updated between January 1, 2011 and March 31, 2011.

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Performing	$272,819	$257,572	$206,524	$215,866	$11,021	$12,175	$34,287	$35,118	$524,651	$520,731
Non-performing	4,752	4,411	2,145	987	11	25	112	279	7,020	5,702

Total	$277,571	$261,983	$208,669	$216,853	$11,032	$12,200	$34,399	$35,397	$531,671	$526,433

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the three month periods ended March 31, 2011 and 2010:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended March 31, 2011
Impaired loans with related allowance:
Commercial mortgage	$1,855	$2,443	$301	$2,443	$—	$—
Home equity lines and loans	2,049	2,067	14	2,068	1	—
Residential mortgage	6,250	6,458	77	6,465	32	—
Commercial and industrial	1,947	4,727	20	4,728	10	—

Total	$12,101	$15,695	$412	$15,704	$43	$—

Impaired loans without related allowance(1) (3):
Home equity lines and loans	$131	$137	$—	$137	$—	$—
Residential mortgage	1,411	1,465	—	1,466	—	—
Commercial and industrial	85	263	—	288	—	—
Consumer loans	11	11	—	11	—	—

Total	$1,638	$1,876	$—	$1,902	$—	$—

Grand total	$13,739	$17,571	$412	$17,606	$43	$—

(1)	The table above does not include the recorded investment of $1.0 million of impaired leases with a related $19 thousand allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal
(3)	The table above excludes purchased credit-impaired loans, which are discussed in Note 5E, above.

	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended March 31, 2010
Impaired loans with related allowance	$8,648	$13,667	$354	$13,671	$—	$—

Total	$8,648	$13,667	$354	$13,671	$27	$—

(1)	The table above does not include the recorded investment of $2.1 million of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal

6. Short-term and Other Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less) which consist of funds obtained from overnight repurchase agreements with commercial customers and overnight fed funds are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010
Overnight fed funds	$15,000	$—
Repurchase agreements	8,326	10,051

Total short-term borrowings	$23,326	10,051

The following table sets forth information concerning short-term borrowings:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Balance at period-end	$23,326	$—
Maximum amount outstanding at any month-end	23,326	—
Average balance outstanding during the period	10,155	159
Weighted-average interest rate:
As of period-end	0.35%	N/A
Paid during the period	0.24%	0.44%

B. FHLB Advances and Other Borrowings

The Corporation’s other borrowings consist mainly of advances from the FHLB as well as a commercial mortgage on its Wealth Management Division’s offices located in Bryn Mawr, Pennsylvania.

The following table presents the remaining periods until maturity of the FHLB advances and other borrowings:

(dollars in thousands)	March 31, 2011	December 31, 2010
Within one year	$22,778	$63,680
Over one year through five years	101,028	72,980
Over five years through ten years	22,321	22,345
Over ten years	1,111	1,139

Total	$147,238	$160,144

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range*		Weighted Average Rate	Stated Interest Rate		Balance
Description	From	To		From	To	March 31, 2011	December 31, 2010
Fixed amortizing	04/11/11	12/29/15	3.56%	2.88%	3.90%	$16,353	$19,028
Adjustable amortizing (commercial mortgage)	01/01/29	01/01/29	5.50%	5.50%	5.50%	1,985	2,000
Bullet maturity	05/09/11	03/23/15	2.71%	1.19%	4.12%	80,500	65,500
Convertible-fixed	12/11/12	08/20/18	2.01%	1.30%	2.62%	48,400	73,616

Total						$147,238	$160,144

*	Maturity range refers to March 31, 2011 balances

Included in the table above as of March 31, 2011 and December 31, 2010 are $48.4 million and $73.6 million, respectively, of FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of March 31, 2011, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2011. These advances are included in the periods in which they mature, rather than the period in which they are subject to conversion.

C. Other FHLB Information

As of March 31, 2011, the Corporation had a maximum borrowing capacity (“MBC”) with the FHLB of approximately $639.6 million, of which the unused capacity was $485.7 million. In addition, there were unused capacities of $49 million in overnight federal funds line and $61 million of Federal Reserve Discount Window borrowings as of March 31, 2011. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $13.5 million at March 31, 2011, and $14.2 million at December 31, 2010. The carrying amount of the FHLB stock approximates its redemption value. On December 23, 2008, the FHLB announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. There were no dividends paid on FHLB stock during the three month periods ended March 31, 2011 and 2010 and limited repurchases of capital stock during the three months ended March 31, 2011 and the twelve months ended December 31, 2010.

The level of required investment in FHLB stock is based on the balance of outstanding loans the Corporation has from the FHLB. Although FHLB stock is a financial instrument that represents an equity interest in the FHLB, it does not have a readily determinable fair value. FHLB stock is generally viewed as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation regularly reviews financial statements filed by the FHLB. The most recent financial information available as of April 28, 2011 indicates net income of $2.5 million for the first quarter of 2011. In addition, credit-related other-than-temporary impairments have declined for the three months ended March 31, 2011, as compared to the same period in 2010. Management believes that these indicators, as well as the fact that the FHLB has recently resumed redemption of its capital stock, support the Corporation’s assessment that its investment in FHLB capital stock is not other-than-temporarily impaired.

7. Stock Based Compensation

A. General Information

The Corporation permits the issuance of stock options, dividend equivalents, performance awards, stock appreciation rights, restricted stock and/or restricted stock units to employees and directors of the Corporation under several plans. The terms and conditions of awards under the plans are determined by the Corporation’s Compensation Committee.

Prior to April 25, 2007, all shares authorized for grant as stock-based compensation were limited to grants of stock options. On April 25, 2007, the Shareholders approved the Corporation’s “2007 Long-Term Incentive Plan” (the “2007 LTIP”) under which a total of 428,996 shares of the Corporation’s common stock were made available for award grants. On April 28, 2010, the Shareholders approved the Corporation’s “2010 Long Term Incentive Plan” (“2010 LTIP”) under which a total of 445,002 shares of the Corporation’s common stock were made available for award grants.

The equity awards granted under the 2007 and 2010 LTIPs were authorized to be in the form of, among others, options to purchase the Corporation’s common stock, restricted stock awards (“RSAs”) and performance stock awards (“PSAs”).

The fair value of the RSAs is based on the closing price on the day preceding the date of the grant.

The PSAs that have been granted to-date vest based on the Corporation’s total shareholder return relative to the performance of the community bank index for the respective period. The amount of PSAs earned will not exceed 100% of the PSAs awarded. The fair value of the PSAs is calculated using the Monte Carlo Simulation method.

B. Other Stock Option Information

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

The following table provides information about options outstanding for the three-months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2010	993,710	$19.82	$4.38
Granted	—	$—	$—
Forfeited	(13,000)	$23.17	$5.59
Exercised	(41,270)	$13.02	$2.52

Options outstanding March 31, 2011	939,440	$20.07	$4.45

The following table provides information about unvested options for the three-months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2010	249,574	$20.72	$4.76
Granted	—	$—	$—
Vested	—	$—	$—
Forfeited	—	$—	$—

Unvested options March 31, 2011	249,574	$20.72	$4.76

For the three months ended March 31, 2011, the Corporation recognized $95 thousand of expense related to the Corporation’s stock options. The total not-yet-recognized compensation expense of unvested stock options is $939 thousand. This expense will be recognized over a weighted average period of 2.45 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Proceeds from exercise of stock options	$537	$75
Related tax benefit recognized	109	17

Proceeds of options exercised	646	$92

Intrinsic value of options exercised	$311	$49

The following table provides information about options outstanding and exercisable at March 31, 2011:

	Outstanding	Exercisable
Number of shares	939,440	689,866
Weighted average exercise price	$20.07	$19.84
Aggregate intrinsic value	$1,002,361	$735,316
Weighted average contractual term in years	4.98	4.09

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted restricted stock awards and Performance Stock Awards under the 2007 LTIP and 2010 LTIP Plans.

The compensation expense for the RSAs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period, accelerated for retirement eligibility. Stock restrictions are subject to alternate vesting for death and disability and retirement.

During the three months ended March 31, 2011, the Corporation granted nine thousand shares of restricted stock awards at a grant price of $17.50. The award is subject to a three-year cliff-vesting period and is contingent on achievement of specific performance goals.

For the three months ended March 31, 2011, the Corporation recognized $24 thousand of expense related to the Corporation’s RSAs. As of March 31, 2011, there was $309 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 3.1 years.

The following table details the RSAs for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	11,920	$16.78	—	$—
Granted	9,000	17.50	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Ending balance	20,920	$17.09	—	$—

The compensation expense for PSAs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation. The Simulation used various assumptions that include expected volatility of 54.8%, a risk free rate of return of 0.74% and a correlation co-efficient of 0.56%

For the three months ended March 31, 2011, the Corporation recognized $58 thousand of expense related to the PSAs in 2010. As of March 31, 2011, there was $440 thousand of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.6 years.

The following table details the PSAs for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	60,267	$9.64	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Ending balance	60,267	$9.64	—	$—

8. Pension and Other Post-Retirement Benefit Plans

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

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	SERP		QDBP		PRBP
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Service cost	$41	$46	$—	$12	$—	$—
Interest cost	52	56	421	430	12	13
Expected return on plan assets	—	—	(555)	(489)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	21	22	—	—	(13)	(35)
Amortization of net (gain) loss	—	7	200	191	19	19

Net periodic benefit cost	$114	$131	$66	$144	$24	$3

QDBP: As stated in the Corporation’s 2010 Annual Report, the Corporation did not have any minimum funding requirements for its QDBP for 2010. As of March 31, 2011 no contributions were made to the QDBP.

SERP: The Corporation contributed $37 thousand during the first quarter of 2011 and it is expected to contribute an additional $110 thousand to the SERP plan for the remaining nine months of 2011.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

9. Segment Information

The Corporation aggregates certain of its operations and has identified four “segments” as follows: Banking, Wealth Management, Mortgage Banking, and All Other.

Segment information for the three month periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011					2010
(dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated

Net interest income (expense)	$15,699	$2	$3	$(297)	$15,407	$11,143	$2	$—	$(28)	$11,117
Less loan loss provision	1,285	—	—	—	1,285	3,113	—	—	—	3,113

Net interest income (expense) after loan loss provision	14,414	2	3	(297)	14,122	8,030	2	—	(28)	8,004

Other income:.
Fees for wealth management services	—	4,190	—	—	4,190	—	3,831	—	—	3,831
Service charges on deposit accounts	580	—	—	—	580	501	—	—	—	501
Loan servicing and other fees	61	—	400	—	461	44	—	337	—	381
Net gain on sale of loans	—	—	398	—	398	—	—	525	—	525
Net loss on sale of real estate	(19)	—	—	—	(19)	(152)	—	—	—	(152)
Other operating income	1,513	5	38	44	1,600	1,957	11	57	48	2073

Total other income	2,135	4,195	836	44	7,210	2,350	3,842	919	48	7,159

Other expenses:
Salaries and wages	4,158	1,677	269	237	6,341	3,071	1,800	234	182	5,287
Employee benefits	1,252	468	45	(30)	1,735	1,064	470	32	(8)	1,558
Occupancy and equipment	1,981	202	42	(43)	2,182	1,381	194	54	(50)	1,579
Due diligence and merger-related expenses	307	—	—	—	307	347	—	—	—	347
Other operating expenses	3,366	448	323	(505)	3,632	2,361	398	335	(112)	2,982

Total other expenses	11,064	2,795	679	(341)	14,197	8,224	2,862	655	12	11,753

Segment profit (loss)	5,485	1,402	160	88	7,135	2,156	982	264	8	3,410
Intersegment pretax (revenues) expenses*	661	30	10	(701)	—	247	25	10	(282)	—

Pre-tax segment profit after eliminations	$6,146	$1,432	$170	$(613)	$7,135	$2,403	$1,007	$274	$(274)	$3,410

% of segment (loss) pre-tax profit (loss) after eliminations	86.1%	20.1%	2.4%	(8.6)%	100.0%	70.5%	29.5%	8.0%	(8.0)%	100.0%

Period-end segment assets (in millions)	$1,688	$15	$5	$6	$1,714	$1,199	$13	$5	$4	$1,221

*	Inter-segment revenues consist of rental payments, insurance commissions and a management fee.

Other segment information is as follows:

Wealth Management Segment Activity

(dollars in millions)	March 31, 2011	December 31, 2010
Total wealth assets under management, administration, supervision and brokerage	$3,601	$3,413

Mortgage Segment Activity

(dollars in thousands)	March 31, 2011	December 31. 2010
Mortgage loans serviced for others	$596,655	$605,485
Mortgage servicing rights	4,878	4,925

10. Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to mortgage servicing rights (“MSR’s”) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Balance, January 1	$4,925	$4,059
Additions	130	175
Amortization	(169)	(199)
Recovery	—	—
Impairment	(8)	(41)

Balance, March 31	$4,878	$3,994

Fair value	$5,946	$$4,713

As of March 31, 2011, key economic assumptions and the sensitivity of the current fair value of MSR’s to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)
Fair value amount of MSRs	$5,946
Weighted average life (in years)	5.75
Prepayment speeds (constant prepayment rate)*	12.8%
Impact on fair value:
10% adverse change	$(263)
20% adverse change	$(506)
Discount rate	10.3%
Impact on fair value:
10% adverse change	$(217)
20% adverse change	$(419)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

11. Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008 and FKF in July, 2010, for the three months periods ended March 31, 2011 and 2010, are as follows:

(dollars in thousands)	Beginning Balance 1/1/11	Additions	Amortization	Ending Balance 3/31/11	Amortization Period
Goodwill – Lau	$7,918	$—	$—	$7,918	Indefinite
Goodwill – FKF	9,741	—	—	9,741	Indefinite
Core deposit intangible	1,951	—	(84)	1,867	10 Years
Customer relationships	4,473	—	(64)	4,409	20 Years
Non compete agreement	400	—	(13)	387	10 Years
Brand (trade name)	240	—	—	240	Indefinite

Total	$24,723	$—	$(161)	$24,562

(dollars in thousands)	Beginning Balance 1/1/10	Additions	Amortization	Ending Balance 3/31/10	Amortization Period
Goodwill – Lau	$6,301	$—	$—	$6,301	Indefinite
Customer relationships	4,728	—	(64)	4,664	20 Years
Non compete agreement	453	—	(13)	440	10 Years
Brand (trade name)	240	—	—	240	Indefinite

Total	$11,722	$—	$(77)	$11,645

The Corporation performed the annual review of goodwill and identifiable intangible assets at December 31, 2010 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three months ended March 31, 2011, the Corporation determined there were no events that would trigger impairment testing of goodwill and other intangible assets.

12. Shareholder’s Equity and Regulatory Capital

Dividend

During the first quarter of 2011, the Corporation declared and paid a regular quarterly dividend of $0.15 per share. This payment totaled $1.8 million, based on outstanding shares at February 14, 2011 of 12,286,967. On April 27, 2010, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.15 per share payable June 1, 2011 to shareholders of record as of May 10, 2011.

S-3 Shelf Registration Statement and Offerings Thereunder

In June 2009, the Corporation filed a shelf registration statement (the “Shelf Registration Statement”) which allows the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, warrants to purchase common stock, stock purchase contracts or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, any amount of such securities in a dollar amount up to $90,000,000, in the aggregate.

On May 18, 2010, through a registered direct stock offering under the Shelf Registration Statement, the Corporation issued 1,548,167 common shares, at a price of $17.00 per share, raising $24.6 million after deducting placement agent’s fees and other offering expenses of $1.7 million.

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission a prospectus supplement in order to register 850,000 shares of its common stock, under the Shelf Registration Statement in connection with a Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan allows for the grant of a request for waiver (“RFW”) above the Plan maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of the Corporation’s common stock and general economic and market conditions. The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the three months ended March 31, 2011, the Corporation issued 302,416 shares and raised $5.7 million through the Plan. As of March 31, 2011, there are 346,768 shares remaining for issuance under the Plan.

13. Accounting for Uncertainty in Income Taxes

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the first quarter of 2011. There were no reserves for uncertain income tax positions recorded during the three months ended March 31, 2011.

14. Fair Value Measurement

The following disclosures are made in conjunction with the application of fair value measurements.

FASB ASC 820 “Fair Value Measurement” establishes a fair value hierarchy based on the nature of data inputs for fair value determinations, under which the Corporation is required to value each asset using assumptions that market participants would utilize to value that asset. When the Corporation uses its own assumptions, it is required to disclose additional information about the assumptions used and the effect of the measurement on earnings or the net change in assets for the period.

The value of the Corporation’s available for sale investment securities, which generally include state and municipal securities, U.S. government agencies and mortgage backed securities, are reported at fair value. These securities are valued by an independent third party. The third party’s evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

U.S. Government agencies are evaluated and priced using multi-dimensional relational models and option adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other available for sale investments are evaluated using a broker-quote based application, including quotes from issuers.

The value of the investment portfolio is determined using three broad levels of inputs:

Level 1 – Quoted prices in active markets for identical securities.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Instruments whose significant value drivers are unobservable.

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at March 31, 2011 and December 31, 2010 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring basis as of March 31, 2011:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. Treasury	$5.1	$5.1	$—	$—
Obligations of the U.S. government agencies	136.6	—	136.6	—
Obligations of state & political subdivisions	6.4	—	6.4	—
Mortgage-backed securities	92.3	—	92.3	—
Collateralized mortgage obligations	1.8	—	1.8	—
Corporate bonds	10.6	—	10.6	—
Other equity investments	0.3	0.3	—	—
Bond mutual funds	35.0	35.0	—	—
Other debt securities	1.4	—	1.4	—

Total assets measured on a recurring basis at fair value	$289.5	$40.4	$249.1	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$0.7	$—	$0.7	$—
Impaired loans and leases	14.3	—	14.3	—
Other real estate owned (“OREO”)	2.3	—	2.3	—

Total assets measured on a non-recurring basis at fair value	$17.3	$—	$17.3	$—

Fair value of assets measured on a recurring basis as of December 31, 2010:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. Treasury	$5.1	$5.1	$—	$—
Obligations of the U.S. government agencies	156.6	—	156.6	—
Obligations of state & political subdivisions	32.3	—	32.3	—
Mortgage-backed securities	73.5	—	73.5	—
Collateralized mortgage obligations	2.1	—	2.1	—
Corporate bonds	10.6	—	10.6	—
Other equity investments	0.3	0.3	—	—
Bond mutual funds	34.7	34.7	—	—
Other debt securities	1.8	—	1.8	—

Total assets measured on a recurring basis at fair value	$317.0	$40.1	$276.9	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$0.7	$—	$0.7	$—
Impaired loans and leases	12.5	—	12.5
OREO	2.5	—	2.5	—

Total assets measured on a non-recurring basis at fair value	$15.7	$—	$15.7	$—

During the three month periods ended March 31, 2011 and 2010, we recorded net increases of $214 thousand and $202 thousand, respectively, in our allowance for loan loss as a result of adjusting the carrying value and estimated fair value on the impaired loans in the above tables.

There have been no transfers between levels during the three months ended March 31, 2011.

Other Real Estate Owned and Other Repossessed Property:

Other real estate owned consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Corporation had $2.3 million in OREO assets at March 31, 2011. OREO assets with a carrying value of $59 thousand were sold during the first quarter of 2011 for a net realized loss of $19 thousand.

15. Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Corporation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Investment Securities Available for Sale

Estimated fair values for investment securities are generally valued by an independent third party based on market data utilizing pricing models that vary by asset and incorporate available trade, bid and other market information. See Note 4 for more information.

Loans Held for Sale

The fair value of loans held for sale is based on pricing obtained from secondary markets.

Net Portfolio Loans and Leases

For variable rate loans that reprice frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain mortgage loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are indicative of an entry price. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Bank or the appraised market value of the underlying collateral, as determined by independent third party appraisers. This technique does not reflect an exit price as contemplated in Note 5.

Mortgage Servicing Rights

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

Deposits

The estimated fair values disclosed for noninterest-bearing demand deposits, savings, NOW accounts, and Market Rate accounts are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on the certificate of deposit. FASB Codification 825 defines the fair value of demand deposits as the amount payable on demand as of the reporting date and prohibits adjusting estimated fair value from any value derived from retaining those deposits for an expected future period of time.

Short-term borrowings

The carrying amount of short-term borrowings, which include overnight repurchase agreements and overnight fed funds, approximate their fair value.

FHLB Advances and Other Borrowings

The fair value of FHLB advances and other borrowings, which includes a $2.0 million commercial mortgage loan, is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings with equivalent maturities.

Subordinated Debentures

The fair value of subordinated debentures is established using a discounted cash flow calculation that applies interest rates currently being offered on comparable borrowings.

Junior Subordinated Debentures

The carrying amounts reported in the balance sheet for junior subordinated debentures approximate their fair values, and are based in part on the call price of the instruments.

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

The carrying amount and estimated fair value of the Corporation’s financial instruments as of the dates indicated are as follows:

	As of March 31,
	2011		2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$80,578	$80,578	$90,077	$90,077
Investment securities AFS	289,491	289,491	173,816	173,816
Loans held for sale	1,554	1,571	2,214	2,341
Net portfolio loans and leases	1,208,800	1,208,565	883,360	897,087
Mortgage servicing rights	4,878	5,946	3,994	4,713
Other assets	24,870	24,870	15,559	15,559

Total financial assets	$1,610,171	$1,611,021	$1,169,020	$1,183,593

Financial liabilities:
Deposits	$1,316,060	$1,316,928	$914,378	$915,269
Short-term borrowings	23,326	23,326	—	—
FHLB advances and other borrowings	147,238	150,118	144,290	146,865
Subordinated debentures	22,500	22,736	22,500	22,731
Junior subordinated debentures	12,017	12,017	—	—
Other liabilities	22,161	22,161	33,772	33,772

Total financial liabilities	$1,543,302	$1,547,286	$1,114,940	$1,118,637

Off-balance sheet contract or notional amount	$388,653	$388,653	$349,362	$349,362

16. New Accounting Pronouncements

FASB ASU No. 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” (ASU 2011-02). The Corporation will adopt ASU 2011-02, which clarifies existing guidance used by creditors to determine when a modification represents a concession, in its consolidated financial statements in the third quarter 2011. The provisions of ASU 2011-02 require changes to how troubled debt restructurings are identified. The Company is currently evaluating the impact of this standard on the Corporation’s financial condition, results of operations, and disclosures.

ITEM 2	Management’s Discussion and Analysis of Results of Operation and Financial Condition

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, PA, a western suburb of Philadelphia, PA. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to customers through seventeen full service branches and seven limited-hour retirement community offices throughout Montgomery, Delaware and Chester Counties of Pennsylvania. The Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many agencies including the Securities and Exchange Commission (“SEC”), NASDAQ, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Pennsylvania Department of Banking.

Acquisition of First Keystone Financial, Inc.

The Corporation’s merger with First Keystone Financial, Inc. (“FKF”), which was completed on July 1, 2010 (the “Merger”), is the primary cause of the increases in assets and liabilities between March 31, 2011 and March 31, 2010. The Merger, which included the acquisition of $275 million of loans, $101 million of investment securities, $321 million of deposits and $106 million of borrowings, as well as eight full-service branch locations, accounts for a significant portion of the increases in both income and expense items for the three months ended March 31, 2011, as compared to the same period in 2010.

Results of Operations

The following is the Corporation’s discussion and analysis of the significant changes in the financial condition, results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America applicable to the financial services industry (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, the Corporation is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ from these estimates.

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

Other significant accounting policies are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in the Corporation’s 2010 Annual Report.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2011 and the changes in its financial condition as of March 31, 2011 from December 31, 2010. More detailed information related to these highlights can be found in the sections that follow.

•

Net income for the three months ended March 31, 2011 was $4.7 million, or diluted earnings per share of $0.38, an increase of $2.5 million, or 112.1%, as compared to net income of $2.2 million, or diluted earnings per share of $0.25, for the same period in 2010.

•

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended March 31, 2011 were 11.65% and 1.13%, respectively, as compared to ROE and ROA of 8.59% and 0.76%, respectively, for the same period in 2010.

•	Shareholders’ equity increased $9.2 million as of March 31, 2011, as compared to December 31, 2010.

•	Tax-equivalent net interest income increased $4.3 million, or 38.0%, to $15.5 million for the three months ended March 31, 2011, as compared to $11.3 million for the same period in 2010.

•	Total portfolio loans and leases, as of March 31, 2011, were $1.22 billion, an increase of $22.7 million, or 1.9%, from the December 31, 2010 balance of $1.20 billion.

•

Total non-performing loans and leases of $10.8 million, represented 0.88% of portfolio loans and leases as of March 31, 2011, as compared to $9.5 million, or 0.79% of portfolio loans and leases as of December 31, 2010.

•

The allowance for loan and lease losses (the “Allowance”) of $10.6 million, as of March 31, 2011 represented 0.87% of portfolio loans and leases, as compared to $10.3 million, or 0.86% of portfolio loans and leases, as of December 31, 2010.

•

The provision for loan and lease losses (the “Provision”) for the three months ended March 31, 2011 was $1.3 million, a decrease of $1.8 million, or 58.7%, from the $3.1 million recorded for the same period in 2010.

•	Non-interest income of $7.2 million for the three months ended March 31, 2011 was relatively unchanged, as compared to the same period in 2010.

•	Non-interest expense of $14.2 million for the three months ended March 31, 2011 increased $2.4 million, or 20.8%, as compared to the same period in 2010.

•	Fees for Wealth Management services of $4.2 million for the three months ended March 31, 2011 increased $359 thousand, or 9.4% as compared to the same period in 2010.

•

Wealth Management assets under management, administration, supervision and brokerage, as of March 31, 2011 were $3.6 billion, an increase of $187.8 million from December 31, 2010 and an increase of $494.1 million from March 31, 2010.

•

The Corporation entered into a definitive agreement, on February 18, 2011, to acquire the Private Wealth Management Group of the Hershey Trust Company. The acquisition, which is anticipated to close in the second quarter of 2011, subject to certain conditions and regulatory approvals, is expected to increase the assets under management, administration, supervision and brokerage of the Corporation’s Wealth management Division by approximately $1.1 billion.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2011 and 2010 are shown in the table below:

	Three Months Ended March 31,
	2011	2010
Return on average equity	11.65%	8.59%
Return on average assets	1.13%	0.76%
Efficiency ratio*	62.77%	64.31%
Tax equivalent net interest margin	4.03%	4.06%
Diluted earnings per share	$0.38	$0.25
Dividend per share	$0.15	$0.14

*	The efficiency ratio is calculated by dividing the non-interest expense by the sum of net interest income and non-interest income.

Key period end ratios and balances for the periods indicated are shown in the table below:

(dollars in millions, except per share amounts)	March 31, 2011	December 31, 2010
Book value per share	$13.61	$13.24
Tangible book value per share	$11.65	$11.21
Allowance for loan and lease losses as a percentage of portfolio loans and leases	0.87%	0.86%
Allowance for originated loan and lease losses as a percentage of originated loans and leases*	1.08%	1.08%
Tier I capital to risk weighted assets	12.07%	11.30%
Tangible common equity ratio	8.65%	7.82%
Loan to deposit ratio	92.7%	89.2%
Wealth assets under management, administration, supervision and brokerage	$3,601	$3,413
Portfolio loans and leases	$1,219	$1,197
Total assets	$1,714	$1,732
Shareholders’ equity	$171	$161

*	A non-GAAP measure. Refer to page 36 below for reconciliation of non-GAAP measure to GAAP measure.

Components of Net Income

Net income is affected by five major elements: Net Interest Income, or the difference between interest income and loan fees earned on loans, leases and investments and interest expense paid on deposits and borrowed funds; Provision For Loan and Lease Losses, or the amount added to the allowance for loan and lease losses to provide for estimated inherent losses on loans and leases; Non-Interest Income which is made up primarily of certain fees, wealth management revenue, residential mortgage activities and gains and losses from the sale of loans, securities and other assets; Non-Interest Expense, which consists primarily of salaries, employee benefits and other operating expenses; and Income Taxes. Each of these major elements will be reviewed in more detail in the following discussion.

Tax-Equivalent Net Interest Income

Tax-equivalent net interest income for the three months ended March 31, 2011, of $15.5 million, was $4.3 million, or 38.0%, higher than the tax-equivalent net interest income of $11.3 million for the same period in 2010. This increase was primarily related to the $438.3 million increase in average interest-earning assets for the three months ended March 31, 2011 as compared to the same period in 2010 largely comprised of loans and investment securities acquired in the Merger. The effect of this increase in average interest-earning assets was partially offset by the 30 basis point decline in yield on interest-earning assets to 4.76% for the three months ended March 31, 2011, as compared to 5.06% for the same period in 2010. In addition, the 35 basis point decline in funding costs, to 0.93% for the three months ended March 31, 2011 from 1.28%, for the same period in 2010, is primarily related to market conditions as well as the Bank’s prudent management of deposit pricing.

Rate/Volume Analysis (tax equivalent basis*)

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2011 as compared to the same period in 2010, allocated by rate and volume. The change in interest income / expense due to both volume and rate has been allocated to changes in volume.

	Three Months Ended March 31, 2011 Compared to 2010
(dollars in thousands, increase/(decrease))	Volume	Rate	Total
Interest income:
Interest-bearing deposits with other banks	$11	$7	$18
Money market funds sold	(1)	—	(1)
Investment securities	656	(399)	257
Loans and leases	4,381	(334)	4,047

Total interest income	$5,047	$(726)	$4,321

Interest expense:
Savings, NOW and market rate accounts	$290	(228)	62
Other wholesale deposits	42	(23)	19
Time deposits	335	(229)	106
Wholesale time deposits	(53)	(57)	(110)
Borrowed funds**	167	(202)	(35)

Total interest expense	$781	$(739)	$42

Interest differential	$4,266	$13	$4,279

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include subordinated- and junior subordinated debentures, short-term borrowings and FHLB advances and other borrowings.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended March 31,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$47,203	$32	0.27%	$27,300	$14	0.21%
Money market funds	177	—	—%	1,426	1	0.28%
Investment securities:
Taxable	285,506	1,312	1.86%	175,632	1,021	2.36%
Non-taxable	25,675	244	3.85%	24,850	278	4.54%

Total investment securities (3)	311,181	1,556	2.03%	200,482	1,299	2.63%
Loans and leases(1)(2)	1,204,112	16,771	5.65%	895,159	12,724	5.76%

Total interest-earning assets	1,562,673	18,359	4.76%	1,124,367	14,038	5.06%
Cash and due from banks	12,627			10,627
Allowance for loan and lease losses	(10,577)			(10,620)
Other assets	132,008			69,185

Total assets	$1,696,731			$1,193,559

Liabilities:
Savings, NOW, and market rate accounts	$697,878	718	0.42%	$484,402	$656	0.55%
Other wholesale deposits	75,884	70	0.37%	42,030	51	0.49%
Wholesale time deposits	30,723	75	0.99%	43,026	185	1.74%
Time deposits	241,503	560	0.94%	139,959	454	1.32%

Total interest-bearing deposits	1,045,988	1,423	0.55%	709,417	1,346	0.77%
Subordinated debentures	22,500	277	4.99%	22,500	273	4.92%
Junior subordinated debentures	12,025	271	9.14%	—	—	—
Short-term borrowings	10,155	6	0.24%	—	—	—%
FHLB advances and other borrowings	143,327	842	2.38%	145,995	1,158	3.22%

Total interest-bearing liabilities	1,233,995	2,819	0.93%	877,912	2,777	1.28%
Non-interest-bearing deposits	275,295			189,314
Other liabilities	23,259			21,315

Total non-interest-bearing liabilities	298,554			210,629

Total liabilities	1,532,549			1,088,541
Shareholders’ equity	164,182			105,018

Total liabilities and shareholders’ equity	$1,696,731			$1,193,559

Net interest spread			3.83%			3.78%
Effect of non-interest-bearing sources			0.20%			0.28%

Tax equivalent net interest income and margin on earning assets		$15,540	4.03%		$11,261	4.06%

Tax-equivalent adjustment (tax rate 35%)		$133	0.04%		$144	0.05%

(1)	Non-accrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.

Tax Equivalent Net Interest Margin

The Corporation’s tax equivalent net interest margin decreased 3 basis points to 4.03% for the three months ended March 31, 2011, from 4.06% for the same period in 2010, due to declining market interest rates and the addition of lower interest-earning assets from the Merger. The earning asset yield declined 30 basis points in the three months ended March 31, 2011, as compared to the same period in 2010, due to the continued low interest rate environment. The decrease in the cost of interest-bearing liabilities is specifically attributable to a decrease in the use of higher-rate wholesale deposits and an active focus on reducing deposit pricing.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below.

	Year	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
Net Interest Margin Last Five Quarters
1 st Quarter	2011	4.76%	0.93%	3.83%	0.20%	4.03%
4 th Quarter	2010	4.56%	1.04%	3.52%	0.21%	3.73%
3 rd Quarter	2010	4.57%	1.09%	3.48%	0.18%	3.66%
2 nd Quarter	2010	4.74%	1.22%	3.52%	0.32%	3.84%
1 st Quarter	2010	5.06%	1.28%	3.78%	0.28%	4.06%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of multiple sources including borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank of Philadelphia’s discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, Institutional Deposit Corporation (“IDC”) and Pennsylvania Local Government Investment Trust (“PLGIT”).

The Corporation uses several tools to manage its interest rate risk including interest rate sensitivity analysis, or Gap Analysis, market value of portfolio equity analysis, interest rate simulations under various rate scenarios and tax-equivalent net interest margin reports. The results of these reports are compared to limits established by the Corporation’s ALCO policies and appropriate adjustments are made if the results are outside the established limits.

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock”, in the yield curve and subjective adjustments in deposit pricing, might have on the Corporation’s projected net interest income over the next 12 months.

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next twelve months. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines.

Summary of Interest Rate Simulation

	March 31, 2011
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$3,172	4.97%
+200 basis points	$2,293	3.59%
+100 basis points	$502	0.79%
-100 basis points	$(1,949)	(3.06)%

The interest rate simulation above demonstrates that the Corporation’s balance sheet as of March 31, 2011 is asset sensitive, indicating that an increase in interest rates will have a positive impact on net interest income over the next 12 months while a decrease in interest rates will negatively impact net interest income. In the above simulation, net interest income will increase if rates increase 100, 200 or 300 basis points. However, the 100-basis point increase scenario indicates a minimal increase in net interest income over the next twelve months as the Corporation has interest rate floors on many of its portfolio loans. In addition, the Corporation’s internal prime loan rate is set, as of March 31, 2011, at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%. The 100 basis point decrease scenario shows a $1.95 million, or (3.06)%, decrease in net interest income over the next twelve months as many of the Corporation’s liabilities bear rates of interest below 1.00% and therefore would not be able to sustain the entire decrease. The four scenarios are directionally consistent with the December 31, 2010 simulation (with the exception of the 100 basis point increase), but reflect a higher net interest income increase and percentage change in net interest income due to the decrease in our liability costs.

The interest rate simulation is an estimate based on assumptions, which are based on past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic environment and the current extended period of very low interest rates, the reliability of the Corporation’s interest rate simulation model is more uncertain than in other periods. Actual customer behavior may be significantly different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income.

Gap Report

The interest sensitivity, or Gap report, identifies interest rate risk by showing repricing gaps in the Corporation’s balance sheet. All assets and liabilities are reflected based on behavioral sensitivity, which is usually the earliest of either: repricing, maturity, contractual amortization, prepayments or likely call dates. Non-maturity deposits, such as NOW, savings and money market accounts are spread over various time periods based on the expected sensitivity of these rates considering liquidity and the investment preferences of the bank. Non-rate-sensitive assets and liabilities are spread over time periods to reflect the Corporation’s view of the maturity of these funds.

Non-maturity deposits (demand deposits in particular), are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods in order to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the Bank’s regulatory agencies have suggested distribution limits for non-maturity deposits. However, the Corporation has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity.

The following table presents the Corporation’s interest rate sensitivity position or Gap Analysis as of March 31, 2011:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$68.6	$—	$—	$—	$—	$68.6
Money market funds	0.4	—	—	—		0.4
Investment securities	81.0	80.7	96.2	31.6	—	289.5
Loans and leases(1)	443.7	163.3	508.6	105.4	—	1,221.0
Allowance	—	—	—	—	(10.6)	(10.6)
Cash and due from banks	—	—	—	—	11.6	11.6
Other assets	—	—	—	—	133.4	133.4

Total assets	$593.7	$244.0	$604.8	$137.0	$134.4	$1,713.9

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$52.1	$34.6	$184.3	$—	$—	$271.0
Savings, NOW and market rate	123.8	108.1	380.5	92.2	—	704.6
Time deposits	65.6	—	—	—	—	65.6
Other wholesale deposits	63.0	122.6	54.6	—	—	240.2
Wholesale time deposits	23.6	5.6	5.4	—	—	34.6
Short-term borrowings	23.3	—	—	—	—	23.3
FHLB advances and other borrowings	9.7	39.1	92.1	6.3	—	147.2
Subordinated debentures	22.5	—	—	—	—	22.5
Junior Subordinated debentures	—	—	—	12.0	—	12.0
Other liabilities	—	—	—	—	22.2	22.2
Shareholders’ equity	6.1	18.3	97.5	48.8	—	170.7

Total liabilities and shareholders’ equity	$389.7	$328.3	$814.4	$159.3	$22.2	$1,713.9

Interest-earning assets	$593.7	$244.0	$604.8	$137.0	$—	$1,579.5
Interest-bearing liabilities	308.2	275.4	532.6	110.5	—	1,226.7

Difference between interest-earning assets and interest-bearing liabilities	$285.5	$(31.4)	$72.2	$26.5	$—	$352.8

Cumulative difference between interest earning assets and interest-bearing liabilities	$285.5	$254.1	$326.3	$352.8	$—	$352.8

Cumulative earning assets as a % of cumulative interest bearing liabilities	193%	144%	129%	129%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90 day time frame and should theoretically experience an increase in net interest income during that time period if rates rise. It should be noted that the Gap analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The Gap report measures the timing of changes in rate, but not the true weighting of any specific line item. Accordingly, if rates decline, theoretically net interest income will also decline. This position is similar to the Corporation’s position at December 31, 2010.

PROVISION FOR LOAN AND LEASE LOSSES

Loans acquired in the Merger

In accordance with GAAP, the loans acquired from FKF were recorded at their fair value with no carryover of the previously associated allowance for loan loss. As a result, loans acquired from FKF are not factored into the calculation of the allowance unless or until their credit quality declines below the level present at acquisition.

In connection with the Merger, certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Bank does not expect to collect all contractual payments. Accounting for these purchased credit-impaired loans is done in accordance with ASC 310-30 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The loans were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

Management evaluates purchased credit-impaired loans individually for further impairment. The balance of the Bank’s loan and lease portfolio is evaluated on either an individual basis or on a collective basis for impairment. Refer to Notes 5-G and 5-H in the Notes to Consolidated Financial Statements for more information regarding the Bank’s impaired loans and leases.

General Discussion of the Allowance for Loan and Lease Losses

The Corporation uses the allowance method of accounting for credit losses. The balance of the Allowance for loan and lease losses is determined based on the Corporation’s review and evaluation of the loan and lease portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including the Corporation’s assumptions as to future delinquencies, recoveries and losses.

Increases to the Allowance are implemented through a corresponding Provision (expense) in the Corporation’s statement of income. Loans and leases deemed uncollectible are charged against the Allowance. Recoveries of previously charged-off amounts are credited to the Allowance.

While the Corporation considers the Allowance to be adequate, based on information currently available, future additions to the Allowance may be necessary due to changes in economic conditions or the Corporation’s assumptions as to future delinquencies, recoveries and losses and the Corporation’s intent with regard to the disposition of loans. In addition, the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia, as an integral part of their examination process, periodically review the Corporation’s Allowance.

The Corporation’s Allowance is the accumulation of four components that are calculated based on various independent methodologies. All components of the Allowance are based on Management’s estimates. These estimates are summarized earlier in this document under the heading “Critical Accounting Policies, Judgments and Estimates”.

The four components of the Allowance are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of larger classified loans

•	Historical Charge-Off Component – Applies a rolling, twelve-quarter historical charge-off rate to pools of non-classified loans

•

Additional Factors Component – The loan and lease portfolios are broken down into multiple homogenous sub classifications, upon which multiple factors (such as delinquency trends, economic conditions, loan terms, credit grade, state of origination, industry, other relevant information and regulatory environment) are evaluated, resulting in an allowance amount for each of the sub classifications. The sum of these amounts comprises the Additional Factors Component.

•	Unallocated Component – This amount represents a reserve against all loans for factors not included in the components mentioned above, as well as the imprecision involved with the above components.

As part of the process of allocating the Allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•	Pass - Loans considered satisfactory with no indications of deterioration.

•

Special mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard - Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Consumer credit exposure, which includes residential mortgages, home equity lines and loans, leases and consumer loans, are assigned a credit risk profile based on payment activity.

Refer to Note 5-G in the Notes to Consolidated Financial Statements for details regarding credit quality indicators associated with the bank’s loan and lease portfolio.

Portfolio Segmentation – The Corporation’s loan and lease portfolio is divided into specific segments of loans and leases having similar characteristics. These segments are as follows:

•	Commercial mortgage

•	Home equity lines and loans

•	Residential mortgage

•	Construction

•	Commercial and industrial

•	Consumer

•	Leases

Refer to Note 5 in the Notes to Consolidated Financial Statements for the details of the Bank’s loan and lease portfolio, broken down by portfolio segment.

Impairment Measurement – In accordance with guidance provided by ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, Management employs one of three methods to determine and measure impairment:

•	the Present Value of Future Cash Flow Method;

•	the Fair Value of Collateral Method; and

•	the Observable Market Price of a Loan Method.

To perform an impairment analysis, the Corporation reviews a loan’s internally assigned grade, its outstanding balance, guarantors, collateral, strategy, and a current report of the action being implemented.

Based on the nature of the specific loans, one of the impairment methods is chosen for the respective loan and any impairment is determined, based on criteria established in ASC 310-10.

Troubled Debt Restructurings (“TDR”s) - The Corporation follows guidance provided by FASB ASC 310-40, “Troubled Debt Restructurings by Creditors.” The restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Corporation will make the necessary disclosures related to the TDR. In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered to be a TDR. Once a loan or lease has been modified and is considered a TDR, it is reported as an impaired loan or lease. If the loan or lease deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired. Loans and leases that have performed for at least six months are reported as TDRs in compliance with modified terms. In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies existing guidance used by creditors to determine when a modification represents a concession and enhances the disclosure requirements related to TDRs. The Corporation will adopt ASU 2011-02 in its consolidated financial statements in the third quarter 2011. The provisions of ASU 2011-02 require changes to how troubled debt restructurings are identified.

Refer to Notes 5-C and 5-H in the Notes to Consolidated Financial Statements for more information regarding the Bank’s TDRs.

Charge-off Policy - The Bank’s charge-off policy is that, on a periodic basis, not less often than quarterly, delinquent and non-performing loans that exceed the following limits are considered for charge-off:

•	Open-ended consumer loans exceeding 180 days past due;

•	Closed-ended consumer loans exceeding 120 days past due;

•	All commercial/business purpose loans exceeding 180 days past due; and

•	All leases exceeding 120 days past due.

Any other loan or lease, for which Management has reason to believe the ability to collect is unlikely, and for which sufficient collateral does not exist, is also charged off.

Refer to Notes 5-G in the Notes to Consolidated Financial Statements for more information regarding the Bank’s charge-offs.

Asset Quality and Analysis of Credit Risk

As of March 31, 2011, credit quality on the overall loan and lease portfolio remained relatively stable as total non-performing loans and leases of $10.8 million represents 0.88% of portfolio loans and leases, as compared to $9.5 million, or 0.79% of portfolio loans and leases as of December 31, 2010. The increase in the non-performing loans and leases of $1.3 million from December 31, 2010 to March 31, 2011 is primarily related to a $1.2 million increase in non-performing home equity lines and loans and a $341 thousand increase in non-performing residential mortgage loans, partially offset by a $167 thousand decrease in non-performing leases and a $37 thousand decrease in non-performing commercial and industrial loans. As of March 31, 2011, non-performing loans and leases include $2.5 million of loans acquired in the Merger.

The Provision for loan and lease losses for the three month periods ended March 31, 2011 and 2010 was $1.3 million and $3.1 million, respectively. The decrease in Provision was related to the continued stability in loan quality along with the $2.9 million decrease in net loan and lease charge-offs between the three month periods ended March 31, 2011 and 2010. As of March 31, 2011, the Allowance of $10.6 million represented 0.87% of portfolio loans and leases, as compared to $10.3 million, or 0.86% of portfolio loans and leases, as of December 31, 2010. The Allowance related to originated loans and leases as a percentage of originated loans and leases (a non-GAAP measure discussed below, on page 36) was 1.08% as of both March 31, 2011 and December 31, 2010. The portion of the Allowance related to loans acquired in the Merger, as of March 31, 2011, was $28 thousand.

As of March 31, 2011, the Corporation had OREO valued at $2.3 million, as compared to $2.5 million as of December 31, 2010. Included in the balance as of March 31, 2011, were four properties, totaling $1.3 million that resulted from the foreclosure of loans acquired in the Merger. All properties are recorded at their fair value less cost to sell.

As of March 31, 2011, the Corporation had $7.0 million of TDR’s, of which $4.8 million are in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2010, the Corporation had $6.6 million of TDR’s, of which $4.7 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of March 31, 2011, the Corporation had $14.8 million of impaired loans and leases which included $7.0 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2010 totaled $13.4 million. Refer to Notes 5-H in the Notes to Consolidated Financial Statements for more information regarding the Bank’s impaired loans and leases.

The Corporation continues to be diligent in its credit underwriting process and very proactive with its loan review process, including the services of an independent outside loan review firm, which helps identify developing credit issues. These proactive steps include the procurement of additional collateral (preferably outside the current loan structure) whenever possible and frequent contact with the borrower. Management believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall losses.

Non Performing Assets and Related Ratios

(dollars in thousands)	March 31, 2011	December 31, 2010
Non-performing assets:
Non-accrual loans and leases	$10,776	$9,497
Loans and leases 90 days or more past due - still accruing	5	10

Total non-performing loans and leases	10,781	9,507
Other real estate owned	2,341	2,527

Total non-performing assets	$13,122	$12,034

Troubled debt restructurings:
TDRs included in non-performing loans	$2,229	$1,879
TDRs in compliance with modified terms	4,766	4,693

Total TDRs	$6,995	$6,572

Loan and lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	98.8%	108.1%
Non-performing loans and leases to total loans and leases	0.88%	0.79%
Allowance for loan and lease losses to total portfolio loans and leases	0.87%	0.86%
Allowance for originated loan and lease losses to total originated portfolio loans and leases(1)	1.08%	1.08%
Non-performing assets to total assets	0.77%	0.69%
Period end portfolio loans and leases	$1,219,449	$1,196,717
Allowance for loan and lease losses	$10,649	$10,275

	For The Three Months Ended March 31,
(dollars in thousands)	2011	2010
Period-related loan and lease quality indicators:
Net loan and lease charge-offs/average quarterly loans and leases	0.30%	1.70%
Net loan charge-offs/average loans	0.22%	1.52%
Net lease charge-offs/average leases	3.26%	6.32%
Average quarterly portfolio loans and leases	$1,201,797	$892,184

(1)	A non-GAAP measure. See below for reconciliation of non-GAAP measure to GAAP measure.

Non-GAAP Financial Measures Reconciliation

The Allowance for originated loan and lease losses to total originated loans and leases, a non-GAAP measure was 1.08% at both March 31, 2011 and December 31, 2010. The Corporation believes the presentation of this non-GAAP financial measure provides useful supplemental information that is essential to an investor’s proper understanding of the financial condition of the Corporation. Management uses this non-GAAP financial measure in the analysis of the Corporation’s performance. This non-GAAP disclosure should not be viewed as a substitute for the financial measure determined in accordance with GAAP, nor is it necessarily comparable to a non-GAAP performance measure that may be presented by other companies. The reconciliation of the GAAP to non-GAAP measure is included in the table below:

	March 31, 2011	December 31, 2010
Allowance for loan and lease losses (GAAP measure)	$10,649	$10,275
Less: Allowance for loan and lease losses related to acquired loans	(28)	—

Allowance for originated loans and leases (non-GAAP measure)	$10,621	$10,275

Total portfolio loans and leases (GAAP measure)	$1,219,449	$1,196,717
Less: acquired loans	(233,435)	(244,833)

Total originated loans and leases (non-GAAP measure)	$986,014	$951,884

Allowance for loan and lease losses / total portfolio loans (a GAAP measure)	0.87%	0.86%
Allowance for originated loan and lease losses / originated loans and leases (a non-GAAP measure)	1.08%	1.08%

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2011 was $7.2 million, a slight increase of $51 thousand from the same period in 2010. The $1.1 million decrease in the gain on sale of available for sale investment securities for the three months ended March 31, 2011, as compared to the same period in 2010, was substantially offset by increases of $508 thousand, $359 thousand and $115 thousand in other operating income, fees for Wealth Management services, and bank owned life insurance income, respectively, for the three months ended March 31, 2011, as compared to the same period in 2010.

The decrease in gain on sale of available for sale investment securities for the three months ended March 31, 2011, as compared to the same period in 2010, was related to the type of securities sold. For the three months ended March 31, 2010, the Corporation sold mortgage-backed securities which were at risk of extending their average lives, had rates risen. The sales during the three months ended March 31, 2011 consisted primarily of municipal obligations and were related to the Corporation’s decision to limit its exposure to the credit risk and interest rate risk associated with this type of investment.

The increase in Wealth Management fees for the three months ended March 31, 2011, as compared to the same period last year, was attributable to the $494.1 million increase, to $3.6 billion in Wealth Management assets under management, administration, supervision and brokerage, as of March 31, 2011, as compared to $3.1 billion, as of March 31, 2010. The growth in the Wealth Management Division assets under management, administration, supervision and brokerage is largely attributable to the continued success of new initiatives within the division, as well as asset appreciation resulting from improvements in the financial markets.

The increase in other non-interest income, as detailed below, for the three months ended March 31, 2011, as compared to the same period in 2010, was largely attributable to two loan-related items resulting from the Merger. The $117 thousand in recoveries of loans previously charged off by FKF was primarily related to a lien that had been placed on a commercial property by FKF several years ago, which was satisfied by a buyer of the property. In addition, a credit-impaired loan acquired in the Merger, for which the Bank recorded a loan mark based on the borrower’s weak financial condition, was unexpectedly refinanced by the borrower and paid off in full, resulting in income of $228 thousand.

Components of other operating income:

	For The Three Months Ended March 31,
(dollars in thousands)	2011	2010
Title insurance income	$44	$15
Recovery of loans previously charged off by FKF	117	—
Loan mark reversal due to early loan payoff	228	—
Other	107	87
Cash management	20	5
Insurance commissions	63	87
Safe deposit rentals	102	87
Commission and fees	113	114
VISA debit card income	135	74
Rent	32	43
Other investment income	76	17

Other operating income	$1,037	$529

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2011, was $14.2 million, an increase of $2.4 million, or 20.8%, as compared to the same period in 2010. The increase was largely attributable to increased operating expenses related to the eight full-service branch locations acquired in the Merger. The increases in salaries and employee benefits of $1.2 million and $603 thousand in occupancy-related expenses for the three months ended March 31, 2011, as compared to the same period in 2010, are directly the result of the operation of the newly-acquired FKF branches. In addition, the $166 thousand increase in FDIC insurance for the three months ended March 31, 2011, as compared to the same period in 2010, was due to the addition of deposits acquired in the Merger. Partially offsetting these increases was the $209 thousand decrease in professional fees for the three months ended March 31, 2011, as compared to the same period in 2010, as legal fees related to loan workouts have declined. Other operating expenses, which also increased as a result of increased processing costs due to the Merger, are detailed below.

Components of other operating expenses:

	For The Three Months Ended March 31,
(dollars in thousands)	2011	2010
Fidelity bond & insurance	$58	$62
Loan processing and closing	206	187
Other taxes	259	240
Computer processing	155	102
Telephone	100	76
Director fees	92	120
Postage	101	90
Temporary help & recruiting	170	131
Travel & entertaining	88	67
Security portfolio maintenance	70	56
Dues & memberships	27	25
Subscriptions	42	32
Stationary & supplies	100	69
Other	545	213

Other operating expenses	$2,013	$1,470

INCOME TAXES

Income taxes for the three months ended March 31, 2011 were $2.4 million as compared to $1.2 million for the same period in 2010. The effective tax rate for the three month period ended March 31, 2011 was 33.9% as compared to 34.8% for the same period in 2010. The decrease in the effective tax rate for the three months ended March 31, 2011, as compared to the rate for the same period in 2010, was due to an increase in the level of tax-free income from municipal investment securities and bank owned life insurance.

BALANCE SHEET ANALYSIS

Total assets were $1.71 billion as of March 31, 2011, a slight decrease of $17.8 million or 1.03% from $1.73 billion, as of December 31, 2010, as portfolio loans and leases increased $22.7 million, or 1.9%, and total deposits decreased $25.4 million, or 1.9%, over the same time period.

The table below compares the portfolio loans and leases outstanding at March 31, 2011 to December 31, 2010.

			Change
(dollars in thousands)	March 31, 2011	December 31, 2010	Dollars	Percentage
Commercial mortgage	$391,642	$385,615	$6,027	1.6%
Home equity lines & loans	208,107	216,853	(8,746)	(4.0)
Residential mortgage	277,571	261,983	15,588	6.0
Construction	55,823	45,403	10,520	23.2
Commercial and industrial	240,313	239,266	947	0.4
Consumer	11,594	12,200	(606)	(5.0)
Leases	34,399	35,397	(998)	(2.8)

Total portfolio loans and leases	1,219,449	1,196,717	22,732	1.9
Loans held for sale	1,554	4,838	(3,284)	(67.9)

Total loans and leases	$1,221,003	$1,201,555	$19,448	1.6

Quarterly average portfolio loans and leases	$1,201,797	$1,185,456	$16,341	1.4%

Commercial mortgage loans comprised 32.1% of the total portfolio loans and leases as of March 31, 2011, as compared to 31.6% as of December 31, 2010. The increase is part of the Bank’s ongoing strategy to grow this part of the portfolio in light of the unrest in this sector of the market. The Corporation believes there are opportunities to originate high-quality loans on properties with stabilized cash flows, good tenant bases and low tenant rollover risk.

Home equity loans and lines of credit comprised 17.1% of the total portfolio loans and leases as of March 31, 2011, as compared to 17.8% as of December 31, 2010. Home equity loan balances continue to be refinanced into residential mortgage loans given the low-fixed rate environment which has hindered organic growth and offset new originations.

Construction loans comprised 4.6% of the total portfolio loans and leases as of March 31, 2011, as compared to 3.7% as of December 31, 2010. Balances increased $10.5 million as of March 31, 2011, as compared to December 31, 2010, as the Bank has begun to entertain new requests from builders within a targeted price range. The structure of the loans has become tighter, with higher cash-equity requirements, pre-sales or pre-leases. As an example, during the three months ended March 31, 2011, the Bank originated a $13 million commercial construction loan with over 80% of the property already leased, strong debt service capacity and a low loan-to-value ratio.

Residential mortgage loans comprised 22.8% of the total portfolio loans and leases as of March 31, 2011, as compared to 21.5% as of December 31, 2010. During the three months ended March 31, 2011, the Bank retained a significant portion of its residential mortgage loan production, rather than sell them, in order to improve its net interest income and increase loan balances. The impact of this decision was reflected in the decrease in the gain on sale of residential mortgage loans for the three months ended March 31, 2011, as compared to the same period in 2010.

Commercial and industrial loans declined slightly, with balances comprising 19.7% and 20.0% of portfolio loans as of March 31, 2011 and December 31, 2010, respectively, as growth in this category of the portfolio continued to be flat with existing customers utilizing less of their lines and holding back on expansion. New business development, while robust, has been only enough to replace existing loan runoff.

Leases comprised 2.8% of total portfolio loans and leases as of March 31, 2010, as compared to 2.9%, as of December 31, 2010. The Corporation decreased its lease portfolio by $1.0 million through a combination of credit tightening, scheduled payments and net charge-offs, which exceeded new lease production during the three month period ended March 31, 2011. This trend is expected to continue for the next two to three quarters until new production matches scheduled payments and charge-offs.

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

The Corporation’s investment portfolio had a fair value of $289.5 million as of March 31, 2011, a decrease of $27.6 million or 8.7% from $317.1 million at December 31, 2010. The reduction resulted primarily from the sale, during the quarter, of $26 million of municipal obligations, as the Corporation sought to reduce its exposure to the credit- and interest rate risk associated with municipal bonds. The municipal bond component of the Corporation’s investment portfolio was reduced from 10.1% as of December 31, 2010, to 2.2% as of March 31, 2011.

As of March 31, 2011, liquidity remained strong as the Corporation had $50.1 million of cash balances at the Federal Reserve and $18.4 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the Liquidity section on page 41. As interest rates remain low, the Corporation continues to look for attractive yielding investments while placing a strong emphasis on liquidity without taking unnecessary risks in this recessionary economic environment.

Average total interest bearing deposits for the three months ending March 31, 2011 were $1.0 billion, an increase of $336.6 million as compared to the same period in 2010. The increase is largely attributed to the Merger. Deposits as of March 31, 2011 declined $25.3 million from the levels present as of December 31, 2010. Significantly contributing to this decline was a $17.1 million decrease in wholesale deposits, as the Bank has reduced its dependence on these higher-cost funding sources. In addition, the Bank experienced declines in both interest-bearing and non-interest-bearing checking deposits, which have been observed in prior years and are considered seasonal, due to the reduction, during the three months ended March 31, 2011, of temporary year-end deposit inflows. These declines were partially offset by a $17.9 million increase in money market deposits.

Deposits and borrowings as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010	Change
(dollars in millions)			Dollars	Percentage
Interest bearing checking	$227.3	$234.1	$(6.8)	(2.9)%
Money market	345.7	327.8	17.9	5.5%
Savings	131.7	134.2	(2.5)	(1.9)%
Other wholesale deposits	65.6	80.1	(14.5)	(18.1)%
Wholesale time deposits	34.6	37.2	(2.6)	(7.0)%
Time deposits	240.2	245.7	(5.5)	(2.2)%

Interest-bearing deposits	1,045.1	1,059.1	(14.0)	(1.3)%
Non-interest-bearing deposits	271.0	282.3	(11.3)	(4.0)%

Total deposits	1,316.1	1,341.4	(25.3)	(1.9)%
Short-term borrowings	23.3	10.1	13.2	130.7%
FHLB advances and other borrowings	147.2	160.1	(12.9)	(8.1)
Subordinated debentures	22.5	22.5	—	—
Junior subordinated debentures	12.0	12.0	—	—

Borrowed funds	205.0	204.7	0.3	0.1%

Total deposits and borrowings	$1,521.1	$1,546.1	$(25.0)	(1.6)%

Quarterly average deposits	$1,321.3	$1,357.6	$(36.3)	(2.7)%
Quarterly average borrowed funds	188.0	224.7	(36.7)	(16.3)%

Quarterly average deposits and borrowed funds	$1,509.3	$1,582.3	$(70.0)	(4.6)%

Capital

Consolidated shareholder’s equity of the Corporation was $170.6 million or 10.0% of total assets as of March 31, 2011, as compared to $161.4 million or 9.3% of total assets as of December 31, 2010. The increase was largely the result of the $2.9 million increase in retained earnings, along with the $5.7 million in additional capital raised through the Corporation’s Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2011. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
March 31, 2011:
Total (Tier II) capital to risk weighted assets
Corporation	$197,046	14.54%	$135,729	10.00%
Bank	187,967	13.91%	135,138	10.00%
Tier I capital to risk weighted assets
Corporation	163,799	12.09%	81,437	6.00%
Bank	154,730	11.45%	81,083	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	163,799	9.82%	83,534	5.00%
Bank	154,730	9.29%	83,317	5.00%
Tangible common equity to tangible assets
Corporation	146,077	8.65%
Bank	147,792	8.78%

December 31, 2010:
Total (Tier II) capital to risk weighted assets
Corporation	$186,657	13.71%	$136,142	10.00%
Bank	182,587	13.47%	135,556	10.00%
Tier I capital to risk weighted assets
Corporation	153,806	11.30%	81,685	6.00%
Bank	149,742	11.05%	81,334	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	153,806	8.85%	86,926	5.00%
Bank	149,742	8.62%	86,828	5.00%
Tangible common equity to tangible assets
Corporation	136,695	8.01%
Bank	143,259	8.42%

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

Acquisition of First Keystone Financial, Inc.

On July 1, 2010, in connection with the acquisition of First Keystone Financial, Inc, which is discussed in Note 2 above, the Corporation issued 1,630,053 shares of common stock valued at $26.4 million. In addition, the Corporation recorded a $102 thousand increase in additional paid in capital related to fully vested FKF employee stock options which were converted to options to purchase 21,133 shares of the Corporation’s common stock.

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

Dividend Reinvestment and Stock Purchase Plan

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission a prospectus supplement in order to register 850,000 shares of its common stock, under the Shelf Registration Statement in connection with a Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan allows for the grant of a request for waiver (“RFW”) above the Plan maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of the Corporation’s common stock and general economic and market conditions.

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the three months ended March 31, 2011, the Corporation issued 302,416 shares and raised $5.7 million through the Plan. As of March 31, 2011, the Plan has raised $8.9 million since it was established and there are 346,768 shares remaining for issuance under the Plan.

Liquidity

The Corporation’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB and the Federal Reserve Bank, and purchasing and issuing wholesale certificates of deposit as its secondary sources.

Unused availability is detailed on the following table:

(dollars in millions)	3/31/11	% Unused	12/31/10	% Unused	$ Change	% Change
Federal Home Loan Bank of Pittsburgh	$486.0	75.9%	$444.8	72.8%	$41.2	9.3%
Federal Reserve Bank of Philadelphia	61.0	100.0%	55.0	100.0%	6.0	10.9%
Fed Funds Lines (7 banks)	49.0	76.5%	75.0	100.0%	(26.0)	(26.0)%

Total	$596.0	77.9%	$574.8	77.5%	$21.2	3.7%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

As of March 31, 2011, the Corporation held $13.5 million of FHLB stock, as compared to $14.2 million as of December 31, 2010. In December 2008, the FHLB announced it had voluntarily suspended the payment of dividends and the repurchase of excess capital stock until further notice. The Corporation’s use of FHLB borrowings as a source of funds is effectively more expensive due to the suspension of FHLB dividends and the related capital stock redemption restrictions. No dividends were paid during the three months ended March 31, 2011 or 2010. Limited stock redemptions have resumed, with the redemption of $711 thousand during the three months ended March 31, 2011. The suspension of dividends will continue until further notice by the FHLB.

The Corporation has an agreement with Promontory Interfinancial Network LLC to provide up to $60 million of Insured Network Deposits from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The Corporation had $60.5 million and $75.0 million in balances, as of March 31, 2011 and December 31, 2010, respectively, from this source, which are reported on the balance sheet as other wholesale deposits.

The Corporation has an agreement with IDC to provide up to $5 million of money market deposits at an agreed upon rate currently 0.60%. The Corporation had $5.1 million in balances as of both March 31, 2011 and December 31, 2010 under this program which are reported on the balance sheet as other wholesale deposits.

The Corporation continually evaluates the capacity and cost of continuing to fund earning asset growth with wholesale deposits and other wholesale sources. Although the Corporation has observed growing rate pressure from competitors, it expects that with the expanded branch network resulting from the Merger, along with the available borrowing capacity at FHLB and other sources, it has sufficient capacity available to fund expected 2011 earning asset growth.

Discussion of Segments

The Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are: Banking, which forms the basis for this quarterly report, Residential Mortgage and Wealth Management. The following table provides information regarding the Residential Mortgage segment for the last five quarters:

(dollars in millions)	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010	2nd Qtr 2010	1st Qtr 2010
Residential loans held in portfolio *	$277.6	$262.0	$251.8	$108.0	$110.4
Mortgage originations	38.1	107.9	67.3	28.3	24.3
Mortgage loans sold:
Servicing retained	13.3	77.4	34.9	17.4	18.7
Servicing released	0.9	0.7	2.2	3.3	1.8

Total mortgage loans sold	14.2	78.1	$37.1	$20.7	$20.5

Servicing retained %	93.7%	99.1%	94.1%	84.1%	91.2%
Servicing released %	6.3%	0.9%	5.9%	15.9%	8.8%
Loans serviced for others *	$596.7	605.5	$578.3	$519.2	$520.0
Mortgage servicing rights *	4.9	4.9	4.0	3.8	4.0
Net gain on sale of loans	0.4	2.4	1.2	0.6	0.5
Loan servicing and other fees	0.5	0.4	0.4	0.4	0.4
Amortization of MSR’s	0.2	0.3	0.2	0.2	0.2
Impairment (recovery) of MSR’s	—	(0.4)	0.2	0.2	0.0
Basis point yield on loans sold (includes MSR income)	279 bp	307 bp	320 bp	292 bp	256 bp

*	period end balance

The Residential Mortgage segment’s pre-tax segment profit (“PTSP”) for the three months ended March 31, 2011, of $170 thousand was a decrease of $104 thousand from the same period in 2010 as a result of the decline in the volume of mortgage loans sold during the three months ended March 31, 2011, as compared to the same period in 2010.

The Wealth Management segment, as discussed in the Non-interest Income section of Management’s Discussion and Analysis of Results of Operation and Financial Condition and in Note 9, Segment Information, recorded a PTSP of $1.4 million for the three months ended March 31, 2011, as compared to PTSP of $1.0 million for the same period in 2010.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2011 were $391.2 million, as compared to $385.9 million at December 31, 2010.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2011 amounted to $23.3 million, as compared to $27.2 million at December 31, 2010.

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

Contractual Cash Obligations of the Corporation as of March 31, 2011:

(dollars in millions)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$1,041.1	$1,041.1	$—	$—	$—
Wholesale and time deposits	274.8	214.3	49.7	10.7	0.1
Subordinated debentures	22.5	—	—	—	22.5
Junior subordinated debentures	12.0	—	—	—	12.0
Short-term borrowings	23.3	23.3	—	—	—
FHLB advances and other borrowings	147.2	22.8	89.1	11.9	23.4
Operating leases	26.1	1.8	3.5	3.1	17.7
Purchase obligations	7.8	2.4	3.3	1.5	0.6
Non-discretionary pension contributions	2.0	0.1	0.3	0.3	1.3

Total	$1,556.8	$1,305.8	$145.9	$27.5	$77.6

Other Information

Regulatory Matters and Pending Legislation

The Corporation is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, however the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, an impact on the Corporation’s results of operations.

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. This shift in assessment basis should benefit community banks by placing more of the burden on the large, multi-national banks, which, until now, were only assessed on their domestic deposit base.

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

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this Annual Report, including without limitation the Letter to Shareholders, Year in Review, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (which we refer to in this section as “incorporated documents”), may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words The words “may”, “would”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “plan”, “forecast”, “project” and “believe” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

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

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	Differences in the actual financial results, cost savings and revenue enhancements associated with our anticipated acquisition of the Private Wealth Management Group of the Hershey Trust Company;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in our investment products in a manner that meets customers’ needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate, sell and service residential mortgage loans;

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

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Quarterly Report and incorporated documents are based upon the Corporation’s beliefs and assumptions as of the date of this Quarterly Report. The Corporation assumes no obligation to update any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Quarterly Report or incorporated documents might not occur and you should not put undue reliance on any forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risks

There has been no material change to the Corporation’s and Bank’s exposure to market risk since December 31, 2010. For further discussion of quantitative and qualitative disclosures about market risks, please refer to the Corporation’s 2010 Annual Report and Form 10-K of which it forms a part.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	Legal Proceedings.

In the ordinary course of business, the Corporation is subject to litigation, claims, and assessments that involve claims for monetary relief. Some of these are covered by insurance. Based upon information presently available to the Corporation and its counsel, it is the Corporation’s opinion that any legal and financial responsibility arising from such claims will not have a material, adverse effect on its results of operations, financial condition or capital.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors included in the Corporation’s 2010 Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the first quarter of 2011 (1) :

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2011 – January 31, 2011	—	$—	—	195,705
February 1, 2011 – February 28, 2011	—	$—	—	195,705
March 1, 2011 – March 31, 2011	—	$—	—	195,705

Total	—	$—	—	195,705

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

There were no share repurchases made by the Corporation during the first quarter of 2011. As of March 31, 2011, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Reserved.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit No.	Description and References
2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

2.3	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

Exhibit No.	Description and References
10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.23	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.24**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.25	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.26	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.27	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.28	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.29*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between The Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

Exhibit No.	Description and References
10.30*	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: May 10, 2011	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: May 10, 2011	By:	/S/ J. DUNCAN SMITH
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