Form 10-Q
period 2011-06-30
BRYN MAWR BANK CORP
filed 2011-08-09
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2011
Common Stock, par value $1	12,949,313

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Assets
Cash and due from banks	$20,620	$10,961
Interest bearing deposits with banks	34,893	78,523

Cash and cash equivalents	55,513	89,484
Investment securities available for sale, at fair value (amortized cost of $287,039 and $315,587 as of June 30, 2011 and December 31, 2010 respectively)	289,762	317,052
Loans held for sale	5,923	4,838
Portfolio loans and leases	1,253,448	1,196,717
Less: Allowance for loan and lease losses	(11,341)	(10,275)

Net portfolio loans and leases	1,242,107	1,186,442

Premises and equipment, net	29,469	29,158
Accrued interest receivable	6,103	6,470
Deferred income taxes	13,400	14,551
Mortgage servicing rights	4,662	4,925
Bank owned life insurance (“BOLI”)	19,205	18,972
Federal Home Loan Bank (“FHLB”) stock	12,840	14,227
Goodwill	23,169	17,659
Other intangible assets	19,077	7,064
Other investments	5,229	5,156
Other assets	14,268	15,770

Total assets	$1,740,727	$1,731,768

Liabilities
Deposits:
Non-interest-bearing	$295,656	$282,356
Interest-bearing	1,041,783	1,059,076

Total deposits	1,337,439	1,341,432

Short-term borrowings	9,541	10,051
FHLB advances and other borrowings	152,501	160,144
Subordinated debentures	22,500	22,500
Junior subordinated debentures	12,004	12,029
Accrued interest payable	3,380	3,293
Other liabilities	19,979	20,901

Total liabilities	1,557,344	1,570,350

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 15,850,862 and 15,109,718 shares as of June 30, 2011 and December 31, 2010, respectively, and outstanding of 12,941,320 and 12,195,240 as of June 30, 2011 and December 31, 2010, respectively	15,851	15,110
Paid-in capital in excess of par value	82,475	68,398
Less: Common stock in treasury at cost - 2,909,542 and 2,914,478 shares as of June 30, 2011 and December 31, 2010	(29,833)	(29,881)
Accumulated other comprehensive loss, net of tax benefit	(5,454)	(6,757)
Retained earnings	120,344	114,548

Total shareholders’ equity	183,383	161,418

Total liabilities and shareholders’ equity	$1,740,727	$1,731,768

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share data)		(dollars in thousands, except share and per share data)
Interest income:
Interest and fees on loans and leases	$17,515	$12,740	$34,234	$25,409
Interest on cash and cash equivalents	27	37	59	52
Interest on investment securities:
Taxable	1,166	699	2,275	1,549
Non-taxable	19	179	187	367
Dividends	124	169	322	341

Total interest income	18,851	13,824	37,077	27,718

Interest expense on:
Deposits	1,518	1,365	2,941	2,711
Short-term borrowings	6	0	12	1
FHLB advances and other borrowings	977	1,128	1,819	2,285
Subordinated debentures	280	280	556	553
Junior subordinated debentures	271	0	543	0

Total interest expense	3,052	2,773	5,871	5,550

Net interest income	15,799	11,051	31,206	22,168
Provision for loan and lease losses	1,919	994	3,204	4,107

Net interest income after provision for loan and lease losses	13,880	10,057	28,002	18,061
Non-interest income:
Fees for wealth management services	5,075	3,898	9,265	7,729
Service charges on deposits	615	488	1,195	990
Loan servicing and other fees	460	379	921	761
Net gain on sale of residential mortgage loans	656	606	1,054	1,131
Net gain on sale of available for sale securities	577	0	1,067	1,544
Net loss on sale of other real estate owned (“OREO”)	(110)	0	(129)	(152)
Bank owned life insurance (“BOLI”) income	118	0	233	0
Other operating income	774	519	1,769	1,046

Total non-interest income	8,165	5,890	15,375	13,049
Non-interest expenses:
Salaries and wages	6,700	5,345	13,041	10,632
Employee benefits	1,591	1,364	3,326	2,922
Occupancy and bank premises	1,241	901	2,527	1,885
Furniture, fixtures, and equipment	810	557	1,706	1,152
Advertising	441	256	705	518
Amortization of mortgage servicing rights	158	210	327	409
Net impairment of mortgage servicing rights	196	177	204	218
Amortization of other intangible assets	266	77	427	154
FDIC insurance	250	299	730	613
Impairment of OREO	0	0	127	0
Due diligence and merger-related expenses	174	637	481	985
Professional fees	738	459	1,148	1,078
Other operating expenses	2,304	1,821	4,317	3,290

Total non-interest expenses	14,869	12,103	29,066	23,856
Income before income taxes	7,176	3,844	14,311	7,254
Income tax expense	2,371	1,438	4,790	2,625

Net income	$4,805	$2,406	$9,521	$4,629

Basic earnings per common share	$0.38	$0.25	$0.76	$0.50
Diluted earnings per common share	$0.38	$0.25	$0.76	$0.50
Dividends declared per share	$0.15	$0.14	$0.30	$0.28

Weighted-average basic shares outstanding	12,693,782	9,740,089	12,520,211	9,319,380
Dilutive potential shares	24,491	12,476	19,446	11,747

Adjusted weighted-average diluted shares	12,718,273	9,752,565	12,539,657	9,331,127

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(dollars in thousands)	Six Months Ended June 30,
	2011	2010
Operating activities:
Net Income	$9,521	$4,629
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,204	4,107
Provision for depreciation and amortization	2,569	1,572
Net gain on sale of available for sale securities	(1,067)	(1,544)
Net gain on sale of residential mortgages	(1,054)	(1,131)
Stock based compensation cost	345	220
Amortization and net impairment of mortgage servicing rights	531	300
Net accretion of fair value adjustments	(513)	0
Amortization of intangible assets	427	154
Impairment of other real estate owned (“OREO”)	127	0
Loss on sale of OREO	129	152
Net change in cash surrender value of bank owned life insurance (“BOLI”)	(233)	0
Other, net	(739)	182
Loans originated for resale	(32,489)	(42,460)
Proceeds from loans sold	32,190	42,344
Provision for deferred income taxes	447	(210)
Change in income taxes payable/receivable	(366)	1,270
Change in accrued interest receivable	367	(484)
Change in accrued interest payable	87	(467)

Net cash provided by operating activities	13,483	8,634

Investing activities:
Purchases of investment securities	(108,473)	(178,965)
Proceeds from maturity of investment securities and mortgage-backed securities paydowns	13,504	7,035
Proceeds from sale of investment securities available for sale	68,254	39,034
Proceeds from calls of investment securities	58,590	90,910
Net change in other investments	(29)	37
Net portfolio loan and lease originations	(58,667)	(20,211)
Purchases of premises and equipment	(1,373)	(1,286)
Acquisitions, net of cash acquired	(13,367)	(1,477)
Proceeds from sale of OREO	1,471	873

Net cash provided by investing activities	(40,090)	(64,050)

Financing activities:
Net change in deposits	(3,675)	15,595
Decrease in short-term borrowings	(510)	0
Dividends paid	(3,725)	(2,504)
Net repayment of FHLB advances and other borrowings	(7,314)	(5,217)
Tax benefit from exercise of stock options	137	46
Proceeds from issuance of common stock	6,848	26,629
Proceeds from exercise of stock options	875	172

Net cash used by financing activities	(7,364)	34,721

Change in cash and cash equivalents	(33,971)	(20,695)
Cash and cash equivalents at beginning of year	89,484	79,317

Cash and cash equivalents at end of year	$55,513	$58,622

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$4,658	$1,497
Interest	5,784	6,017

Supplemental cash flow information:
Available for sale securities purchased, not settled	$2,500	$10,802
Change in other comprehensive income	2,005	1,619
Change in deferred tax due to change in comprehensive income	702	566
Transfer of loans to other real estate owned	11	1,970
Acquisition of noncash assets and liabilities:
Assets acquired	18,411	0
Liabilities assumed	0	0

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands, except share information)

	For the Six Months Ended June 30, 2011
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2010	15,109,718	$15,110	$68,398	$114,548	$(6,757)	$(29,881)	$161,418
Net income	0	0	0	9,521	0	0	9,521
Dividends declared, $0.15 per share	0	0	0	(3,725)	0	0	(3,725)
Other comprehensive income, net of tax of $702	0	0	0	0	1,303	0	1,303
Stock based compensation	0	0	345	0	0	0	345
Tax benefit from gains on stock option exercise	0	0	137	0	0	0	137
Retirement of treasury stock	(4,936)	(5)	(43)	0	0	48	0
Common stock issued:
Acquisitions	321,929	322	6,339	0	0	0	6,661
Dividend reinvestment and stock purchase plan	355,535	355	6,393	0	0	0	6,748
Directors’ retainer	4,936	5	95	0	0	0	100
Exercise of stock options	63,680	64	811	0	0	0	875

Balance March 31, 2011	15,850,862	$15,851	$82,475	$120,344	$(5,454)	$(29,833)	$183,383

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(dollars in thousands)	Three Months Ended June 30,
	2011	2010
Net income	$4,805	$2,406
Other comprehensive (loss) income:
Unrealized investment gains, net of tax $667 and $542, respectively	1,240	1,007
Change in unfunded pension liability, net of tax of $125 and $99, respectively	231	183

Total comprehensive income	$6,276	$3,596

The accompanying notes are an integral part of the consolidated financial statements.

(dollars in thousands)	Six Months Ended June 30,
	2011	2010
Net income	$9,521	$4,629

Other comprehensive (loss) income:

Unrealized investment gains, net of tax $441 and $321, respectively	818	597

Change in unfunded pension liability, net of tax expense of $261 and $245, respectively	485	456

Total comprehensive income	$10,824	$5,682

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

The results of operations for the three and six months June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2. Business Combinations

Private Wealth Management Group of the Hershey Trust Company

On May 27, 2011, the acquisition of the Private Wealth Management Group (“PWMG”) of the Hershey Trust Company (“HTC”) by the Corporation (the “Acquisition”) was completed. The consideration paid by the Corporation was $18.4 million, of which $8.2 million cash and 322,101 unregistered shares of the BMBC common stock, valued at $6.7 million, were paid at closing, and $3.6 million cash was placed in escrow to be paid in equal installments on the 6-, 12- and 18-month anniversaries of the date of the Acquisition, subject to certain post-closing contingencies relating to the assets under management.

The acquisition of PWMG increased the Corporation’s Wealth Management Division assets under management by $1.1 billion.

The acquisition of PWMG was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of $5.7 million, which will not be amortizable, however will be deductible for tax purposes. The Corporation allocated the total balance of goodwill to its Wealth Management segment. The Corporation also recorded an $8.6 million intangible asset for customer relationships, which will be amortized over a 15 year period using an accelerated method and a $3.8 million intangible asset for restrictive covenant agreements, which will be amortized over a five-and-a-half year period using a straight-line method.

The fair values of the intangible assets listed below are estimates and are subject to adjustment; however, while they are not expected to be materially different than those shown; any adjustments to the estimates will be reflected, retroactively, as of the date of the Acquisition.

In connection with the Acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (322,101 shares)	$6,661
Cash paid	8,150
Cash placed in escrow	3,600

Value of consideration	18,411
Assets acquired:
Intangible asset – customer relationships	8,610
Intangible asset – non-compete agreements	3,830
Premises and equipment	250

Total assets	12,690
Liabilities assumed: none
Net assets acquired	12,690

Goodwill resulting from acquisition of PWMG	$5,721

First Keystone Financial, Inc.

The merger with First Keystone Financial, Inc. (“FKF”) was completed on July 1, 2010 (the “Merger”). The Merger was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of $9.5 million, which will not be amortizable and is not deductible for tax purposes. The Corporation allocated the total balance of goodwill recorded in connection with the Merger to its Banking segment. The Corporation also recorded $2.1 million in core deposit intangibles which will be amortized over ten years using a declining balance method.

The following table details the effect on goodwill of the changes in estimates of the fair values of the assets acquired and liabilities assumed from the amounts originally reported on the Form 10-Q for the period ended September 30, 2010:

Goodwill resulting from acquisition of FKF reported on Form 10-Q for the quarter ended September 30, 2010	$10,370
Effect of adjustments to:
Portfolio loans	250
Deferred tax asset	(311)
Other assets	(779)

Adjusted goodwill resulting from acquisition of FKF as of June 30, 2011	$9,530

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income available to common shareholders	$4,805	$2,406	$9,521	$4,629

Denominator for basic earnings per share – weighted average shares outstanding	12,693,782	9,740,089	12,520,211	9,319,380
Effect of dilutive potential common shares	24,491	12,476	19,446	11,747

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	12,718,273	9,752,565	12,539,657	9,331,127

Basic earnings per share	$0.38	$0.25	$0.76	$0.50
Diluted earnings per share	$0.38	$0.25	$0.76	$0.50
Antidilutive shares excluded from computation of average dilutive earnings per share	675,386	854,996	685,364	907,196

4. Investment Securities

The amortized cost and estimated fair value of investments, all of which are classified as available for sale, are as follows:

As of June 30, 2011

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$124,933	$712	$(51)	$125,594
Obligations of state & political subdivisions	4,528	47	—	4,575
Mortgage-backed securities	109,468	1,793	(44)	111,217
Collateralized mortgage obligations	21,418	123	(4)	21,537
Corporate bonds	10,708	56	(12)	10,752
Investment certificates of deposit	2,441	3	(5)	2,439
Other debt securities	1,400	—	—	1,400

Total fixed income investments	274,896	2,734	(116)	277,514

Bond mutual funds	11,900	57	(3)	11,954
Equity securities	243	51	—	294

Total non-maturity investments	12,143	108	(3)	12,248

Total	$287,039	$2,842	$(119)	$289,762

As of December 31, 2010

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Treasury	$5,011	$134	$—	$5,145
Obligations of U.S. government agencies	156,301	704	(367)	156,638
Obligations of state & political subdivisions	32,013	358	(99)	32,272
Mortgage-backed securities	72,907	866	(246)	73,527
Collateralized mortgage obligations	2,068	30	—	2,098
Corporate bonds	10,803	—	(159)	10,644
Other debt securities	1,750	—	—	1,750

Total fixed income investments	280,853	2,092	(871)	282,074

Bond mutual funds	34,491	241	(10)	34,722
Equity securities	243	13	—	256

Total non-maturity investments	34,734	254	(10)	34,978

Total	$315,587	$2,346	$(881)	$317,052

The following table shows the amount of securities that were in an unrealized loss position:

As of June 30, 2011

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$20,214	$(51)	$—	$—	$20,214	$(51)
Mortgage-backed securities	12,644	(44)	—	—	12,644	(44)
Collateralized mortgage obligations	2,091	(4)	—	—	2,091	(4)
Investment certificates of deposit	447	(5)	—	—	447	(5)
Corporate bonds	2,128	(12)	—	—	2,128	(12)

Total fixed income investments	37,524	(116)	—	—	37,524	(116)

Bond mutual funds	619	(3)	—	—	619	(3)

Total	$38,143	$(119)	$—	$—	$38,143	$(119)

The following table shows the amount of securities that were in an unrealized loss position:

As of December 31, 2010

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$46,027	$(367)	$—	$—	$46,027	$(367)
Obligations of state & political subdivisions	10,158	(99)	—	—	10,158	(99)
Mortgage-backed securities	32,765	(246)	—	—	32,765	(246)
Corporate bonds	10,645	(159)	—	—	10,645	(159)

Total fixed income investments	99,595	(871)	—	—	99,595	(871)

Bond mutual funds	603	(10)	—	—	603	(10)

Total	$100,198	$(881)	$—	$—	$100,198	$(881)

Management evaluates the Corporation’s investment securities that are in an unrealized loss position in order to determine if the decline in market value is other than temporary. The investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All investment securities in the Corporation’s investment portfolio are highly rated as investment grade. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers. Management does not believe that these unrealized losses are other-than-temporary. The Corporation does not have the intent to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely than not, that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

As of June 30, 2011, securities having a market value of $128.2 million were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment securities as of June 30, 2011, by contractual maturity, are shown below:

	June 30, 2011
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,738	$4,742
Due after one year through five years	64,040	64,323
Due after five years through ten years	59,340	59,730
Due after ten years	15,892	15,965

Subtotal	144,010	144,760
Mortgage-related securities	130,886	132,754

Total available for sale securities	$274,896	$277,514

Included in the investment portfolio, but not in the table above, are $11.9 million of bond mutual funds and $295 thousand of equity securities which have no stated maturity or constant stated coupon rate. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

5. Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	June 30, 2011	December 31, 2010
Loans held for sale	$5,923	$4,838

Real estate loans:
Commercial mortgage	$404,000	$385,615
Home equity lines and loans	210,477	216,853
Residential mortgage	280,093	261,983
Construction	55,804	45,403

Total real estate loans	950,374	909,854
Commercial and industrial	257,771	239,266
Consumer	12,116	12,200
Leases	33,187	35,397

Total portfolio loans and leases	1,253,448	1,196,717

Total loans and leases	$1,259,371	$1,201,555

Loans with predetermined rates	$578,571	$544,784
Loans with adjustable or floating rates	680,800	656,771

Total loans and leases	$1,259,371	$1,201,555

Net deferred loan origination costs included in the above loan table	$452	$378

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010
Minimum lease payments receivable	$37,213	$39,711
Unearned lease income	(5,446)	(5,808)
Initial direct costs and deferred fees	1,420	1,494

Total	$33,187	$35,397

C. Troubled Debt Restructurings (“TDRs”):

(dollars in thousands)	June 30, 2011	December 31, 2010
TDRs included in nonperforming loans and leases	$1,478	$1,879
TDRs in compliance with modified terms	5,469	4,693

Total TDRs	$6,947	$6,572

D. Non-Performing Loans and Leases(1)

(dollars in thousands)	June 30, 2011	December 31, 2010
Non-accrual loans and leases:
Commercial mortgage	$1,685	$1,911
Home equity lines and loans	2,485	987
Residential mortgage	2,904	4,411
Construction	6,225	202
Commercial and industrial	2,732	1,692
Consumer	2	15
Leases	95	279

Total	$16,128	$9,497

Loans and leases 90 days or more past due and still accruing:
Consumer	$—	10

Total	—	10

Total non-performing loans and leases	$16,128	$9,507

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at the Merger date and which are performing, are excluded from this table, with the exception of $524 thousand and $785 thousand as of June 30, 2011 and December 31, 2010, respectively, of purchased credit-impaired loans which became non-performing subsequent to acquisition.

E. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Bank applies ASC 310-30 to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010
Outstanding principal balance	$25,315	$27,489
Carrying amount(1)	14,632	17,837

(1)

Includes $864 thousand and $1.1 million of purchased credit-impaired loans as of June 30, 2011 and December 31, 2010, respectively, for which the Bank could not estimate the timing or amount of expected cash flows to be collected at the Merger date, and for which no accretable yield is recognized. Additionally, the table above includes $524 thousand and $785 thousand as of June 30, 2011 and December 31, 2010, respectively, of purchased credit-impaired loans that subsequently became non-performing, which are disclosed in Note 5D, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Bank applies ASC 310-30, for the six months ended June 30, 2011:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2010	$6,333
Accretion	(604)
Reversals (early payoffs)	(162)
Transfer from non-accretable difference	1,065

Balance, June 30, 2011	$6,632

F. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of June 30, 2011 and December 31, 2010:

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Over 89 Days and Accruing	Delinquency %(1)
As of June 30, 2011
Commercial mortgage	$322	$879	$2,034	$3,235	$400,765	$404,000	$—	0.80%
Home equity lines and loans	133	—	1,756	1,889	208,588	210,477	—	0.90%
Residential mortgage	1,927	279	2,007	4,213	275,880	280,093	—	1.50%
Construction	—	4,117	308	4,425	51,379	55,804	—	7.93%
Commercial and industrial	81	276	2,180	2,537	255,234	257,771	—	0.98%
Consumer	9	2	1	12	12,104	12,116	—	0.10%
Leases	104	125	65	294	32,893	33,187	—	0.89%

	$2,576	$5,678	$8,351	$16,605	$1,236,843	$1,253,448	$—	1.32%

(1)	Delinquency % equals total past due divided by total loans and leases

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Over 89 Days and Accruing	Delinquency %(1)
As of December 31, 2010
Commercial mortgage	$377	$—	$1,854	$2,231	$383,384	$385,615	$—	0.58%
Home equity lines and loans	958	981	988	2,927	213,926	216,853	—	1.35%
Residential mortgage	958	1,089	1,885	3,932	258,051	261,983	—	1.50%
Construction	1,730	201	—	1,931	43,472	45,403	—	4.25%
Commercial and industrial	1,467	68	1,344	2,879	236,387	239,266	—	1.20%
Consumer	21	3	23	47	12,153	12,200	10	0.39%
Leases	244	257	203	704	34,693	35,397	—	1.99%

	$5,755	$2,599	$6,297	$14,651	$1,182,066	$1,196,717	$10	1.22%

(1)	Delinquency % equals total past due divided by total loans and leases

G. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Corporation’s allowance for loan and lease losses, by loan category, for the three- and six months ended June 30, 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2011	$2,868	$1,302	$996	$832	$3,619	$97	$685	$250	$10,649
Charge-offs	(226)	(100)	(36)	(360)	(336)	(18)	(249)	—	(1,325)
Recoveries	—	—	—	—	1	3	94	—	98
Provision for loan and lease losses	(71)	274	286	937	335	47	108	3	1,919

Balance, June 30, 2011	$2,571	$1,476	$1,246	$1,409	$3,619	$129	$638	$253	$11,341

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2010	$2,534	$1,563	$843	$633	$3,565	$115	$766	$256	$10,275
Charge-offs	(228)	(450)	(112)	(360)	(491)	(69)	(657)	—	(2,367)
Recoveries	—	—	—	—	3	5	221	—	229
Provision for loan and lease losses	265	363	515	1,136	542	78	308	(3)	3,204

Balance, June 30, 2011	$2,571	$1,476	$1,246	$1,409	$3,619	$129	$638	$253	$11,341

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses for the six months ended June 30, 2010:

dollars in thousands)
Balance, December 31, 2009	$10,424
Charge-offs	(5,017)
Recoveries	327
Provision for loan and lease losses	4,107

Balance, June 30, 2010	$9,841

The following table details the allocation of the allowance for loan and lease losses by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2011 and December 31, 2010:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of June 30, 2011
Allowance on loans and leases:
Individually evaluated for impairment	$1	$18	$290	$612	$254	$—	$16	$—	$1,191
Collectively evaluated for impairment	2,570	1,458	956	794	3,365	129	622	253	10,147
Purchased credit- impaired(1)	—	—	—	3	—	—	—	—	3

Total	$2,571	$1,476	$1,246	$1,409	$3,619	$129	$638	$253	$11,341

As of December 31, 2010
Allowance on loans and leases:
Individually evaluated for impairment	$111	$391	$34	$—	$56	$—	$27	$—	$619
Collectively evaluated for impairment	2,423	1,172	809	633	3,509	115	739	256	9,656
Purchased credit- impaired(1)	—	—	—	—	—	—	—	—	—

Total	$2,534	$1,563	$843	$633	$3,565	$115	$766	$256	$10,275

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2011 and December 31, 2010:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of June 30, 2011
Carrying value of loans and leases:
Individually evaluated for impairment	$1,629	$2,520	$7,330	$6,169	$2,569	$2	$854	$21,073
Collectively evaluated for impairment	390,174	207,920	272,437	48,158	254,608	12,113	32,333	1,217,743
Purchased credit- impaired(1)	12,197	37	326	1,477	594	1	—	14,632

Total	$404,000	$210,477	$280,093	$55,804	$257,771	$12,116	$33,187	$1,253,448

As of December 31, 2010
Carrying value of loans and leases:
Individually evaluated for impairment	$1,855	$1,023	$7,321	$—	$1,836	$25	$1,356	$13,416
Collectively evaluated for impairment	372,452	215,717	254,324	40,054	236,703	12,173	34,041	1,165,464
Purchased credit- impaired(1)	11,308	113	338	5,349	727	2	—	17,837

Total	$385,615	$216,853	$261,983	$45,403	$239,266	$12,200	$35,397	$1,196,717

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

•	Pass - Loans considered to be satisfactory with no indications of deterioration.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to allocate the allowance for loan and lease losses as of June 30, 2011 and December 31, 2010:

	Credit Risk Profile by Internally Assigned Grade(2)
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Pass	$394,523	$373,098	$43,011	$36,230	$251,873	$232,717	$689,407	$642,045
Special Mention	3,422	9,141	2,488	6,486	1,043	4,969	6,953	20,596
Substandard	4,586	1,680	10,305	2,687	4,125	735	19,016	5,102
Doubtful(1)	1,469	1,696	—	—	730	845	2,199	2,541

Total	$404,000	$385,615	$55,804	$45,403	$257,771	$239,266	$717,575	$670,284

(1)	Loans balances classified as “Doubtful” have been reduced by partial charge-offs, and are carried at their net realizable value.
(2)	Internally assigned grades have been updated between January 1, 2011 and June 30, 2011.

	Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Performing	$277,189	$257,572	$207,992	$215,866	$12,114	$12,175	$33,092	$35,118	$530,387	$520,731
Non-performing	2,904	4,411	2,485	987	2	25	95	279	5,486	5,702

Total	$280,093	$261,983	$210,477	$216,853	$12,116	$12,200	$33,187	$35,397	$535,873	$526,433

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended June 30, 2011
Impaired loans with related allowance:
Commercial mortgage	$1,629	$2,439	$1	$2,441	$—	$—
Home equity lines and loans	2,479	2,513	18	2,518	1	—
Residential mortgage	6,593	6,699	290	6,695	107	—
Construction	6,169	6,530	612	6,708	—	—
Commercial and industrial	2,515	5,584	254	5,584	8	—

Total	$19,385	$23,765	$1,175	$23,946	$116	$—

Impaired loans without related allowance(1) (3):
Home equity lines and loans	$41	$44	$—	$45	$—	$—
Residential mortgage	737	767	—	769	—	—
Commercial and industrial	54	57	—	227	—	—
Consumer	2	2	—	2	—	—

Total	$834	$870	$—	$1,043	$—	$—

Grand total	$20,219	$24,635	$1,175	$24,989	$116	$—

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the six months ended June 30, 2011
Impaired loans with related allowance:
Commercial mortgage	$1,629	$2,439	$1	$2,442	$—	$—
Home equity lines and loans	2,479	2,513	18	2,520	8	—
Residential mortgage	6,593	6,699	290	6,707	107	—
Construction	6,169	6,530	612	6,760	73	—
Commercial and industrial	2,515	5,584	254	5,597	27	—

Total	$19,385	$23,765	$1,175	$24,026	$215	$—

Impaired loans without related allowance(1) (3):
Home equity lines and loans	$41	$44	$—	$45	$—	$—
Residential mortgage	737	767	—	773	—	—
Commercial and industrial	54	57	—	227	—	—
Consumer loans	2	2	—	2	—	—

Total	$834	$870	$—	$1,047	$—	$—

Grand total	$20,219	$24,635	$1,175	$25,073	$215	$—

(1)	The 2011 tables above do not include the recorded investment of $854 thousand of impaired leases with a related $16 thousand allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	The table above excludes purchased credit-impaired loans, which are discussed in Note 5E, above.

	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended June 30, 2010
Impaired loans with related allowance	$10,049	$12,268	$454	$11,086	$77	$—

Total	$10,049	$12,268	$454	$11,086	$77	$—

	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the six months ended June 30, 2010
Impaired loans with related allowance	$10,049	$12,268	$454	$11,101	$104	$—

Total	$10,049	$12,268	$454	$11,101	$104	$—

(1)	The 2010 tables above do not include the recorded investment of $1.9 million of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal

6. Deposits

The following table details the components of deposits:

(dollars in thousands)	June 30, 2011	December 31, 2010

Non-interest-bearing demand	$295,656	$282,356
Savings, NOW and market rate accounts	702,097	696,094
Time deposits	242,683	245,669
Wholesale time deposits	31,818	37,201
Other wholesale deposits	65,185	80,112

	$1,337,439	$1,341,432

7. Short-term and Other Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less) which consist of funds obtained from overnight repurchase agreements with commercial customers and overnight fed funds are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010
Overnight fed funds	$—	$—
Repurchase agreements	9,541	10,051

Total short-term borrowings	$9,541	10,051

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at period-end	$9,541	$—	$9,541	$—
Maximum amount outstanding at any month-end	11,874	—	23,326	—
Average balance outstanding during the period	9,260	—	9,705	249
Weighted-average interest rate:
As of period-end	0.35%	0.00%	0.35%	0.00%
Paid during the period	0.26%	0.00%	0.25%	0.01%

B. FHLB Advances and Other Borrowings

The Corporation’s other borrowings consist mainly of advances from the FHLB as well as a commercial mortgage on its Wealth Management Division’s offices located in Bryn Mawr, Pennsylvania.

The following table presents the remaining periods until maturity of the FHLB advances and other borrowings:

(dollars in thousands)	June 30, 2011	December 31, 2010
Within one year	$33,058	$63,680
Over one year through five years	96,058	72,980
Over five years through ten years	22,300	22,345
Over ten years	1,085	1,139

Total	$152,501	$160,144

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range*		Weighted Average Rate	Stated Interest Rate		Balance
Description	From	To		From	To	June 30, 2011	December 31, 2010
Fixed amortizing	08/02/12	12/29/15	3.56%	3.15%	3.90%	$14,237	$19,028
Adjustable amortizing (commercial mortgage)	01/01/29	01/01/29	5.50%	5.50%	5.50%	1,974	2,000
Bullet maturity	09/08/11	05/19/16	2.72%	1.19%	4.12%	88,000	65,500
Convertible-fixed	12/11/12	08/20/18	2.01%	1.25%	2.62%	48,290	73,616

Total						$152,501	$160,144

*	Maturity range refers to June 30, 2011 balances

Included in the table above as of June 30, 2011 and December 31, 2010 are $48.3 million and $73.6 million, respectively, of FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of June 30, 2011, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2011. These advances are included in the periods in which they mature, rather than the period in which they are subject to conversion.

C. Other FHLB Information

As of June 30, 2011, the Corporation had a maximum borrowing capacity (“MBC”) with the FHLB of approximately $630.8 million, of which the unused capacity was $471.5 million. In addition, there were unused capacities of $64.0 million in overnight federal funds line and $66.2 million of Federal Reserve Discount Window borrowings as of June 30, 2011. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $12.8 million at June 30, 2011, and $14.2 million at December 31, 2010. The carrying amount of the FHLB stock approximates its redemption value. On December 23, 2008, the FHLB announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. There were no dividends paid on FHLB stock during the three- and six- month periods ended June 30, 2011 and 2010 and limited repurchases of capital stock during the six months ended June 30, 2011 and the twelve months ended December 31, 2010.

The level of required investment in FHLB stock is based on the balance of outstanding loans the Corporation has from the FHLB. Although FHLB stock is a financial instrument that represents an equity interest in the FHLB, it does not have a readily determinable fair value. FHLB stock is generally viewed as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation regularly reviews financial statements filed by the FHLB. The most recent financial information available as of July 28, 2011 indicates net income of $12.7 million for the second quarter of 2011. In addition, credit-related other-than-temporary impairments have declined significantly for the three months ended June 30, 2011, as compared to the same period in 2010. Management believes that these indicators, as well as the fact that the FHLB has recently resumed redemption of its capital stock, support the Corporation’s assessment that its investment in FHLB capital stock is not other-than-temporarily impaired.

8. Stock Based Compensation

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

The PSAs that have been granted to-date vest based on the Corporation’s total shareholder return relative to the performance of the NASDAQ Community Bank Index for the respective period. The amount of PSAs earned will not exceed 100% of the PSAs awarded. The fair value of the PSAs is calculated using the Monte Carlo Simulation method.

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

The following table provides information about options outstanding for the three-months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding March 31, 2011	939,440	$20.07	$4.45
Granted	—	—	—
Forfeited	(8,490)	20.78	4.77
Exercised	(22,410)	15.06	2.93

Options outstanding June 30, 2011	908,540	$20.19	$4.48

The following table provides information about options outstanding for the six-months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2010	993,710	$19.82	$4.38
Granted	—	—	—
Forfeited	(21,490)	22.23	5.27
Exercised	(63,680)	13.74	2.66

Options outstanding June 30, 2011	908,540	$20.19	$4.48

The following table provides information about unvested options for the three-months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options March 31, 2011	249,574	$20.72	$4.76
Granted	—	—	—
Vested	—	—	—
Forfeited	(8,490)	20.78	4.77

Unvested options June 30, 2011	241,084	$20.71	$4.76

The following table provides information about unvested options for the six-months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2010	249,574	$20.72	$4.76
Granted	—	$—	—
Vested	—	$—	—
Forfeited	(8,490)	$20.78	4.77

Unvested options June 30, 2011	241,084	$20.71	$4.76

For the three months ended June 30, 2011, the Corporation recognized $86 thousand of expense related to the stock options. For the six months ended June 30, 2011, the Corporation recognized $181 thousand of expense related to the stock options. As of June 30, 2011, the total not-yet-recognized compensation expense of unvested stock options is $763 thousand. This expense will be recognized over a weighted average period of 2.20 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and six months ended June 30, 2011 and 2010 are detailed below:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from exercise of stock options	$338	$98	$875	$172
Related tax benefit recognized	28	17	137	46

Net proceeds of options exercised	$366	$115	$1,012	$218

Intrinsic value of options exercised	$122	$72	$433	$121

The following table provides information about options outstanding and exercisable at June 30, 2011:

	Outstanding	Exercisable
Number of shares	908,540	667,456
Weighted average exercise price	$20.19	$20.00
Aggregate intrinsic value	$879,724	$621,576
Weighted average contractual term in years	4.7	3.8

C. Restricted Stock Awards

The Corporation has granted RSAs and PSAs under the 2007 LTIP and 2010 LTIP Plans.

The compensation expense for the RSAs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period, accelerated for retirement eligibility. Stock restrictions are subject to alternate vesting for death and disability and retirement.

During the six months ended June 30, 2011, the Corporation granted nine thousand shares of RSAs at a grant price of $17.50. The award is subject to a three-year cliff-vesting period and is contingent on achievement of specific performance goals.

During the three months ended June 30, 2011, no shares of RSAs were granted.

For the three- and six months ended June 30, 2011, the Corporation recognized $26 thousand and $49 thousand of expense related to the Corporation’s RSAs, respectively. As of June 30, 2011, there was $283 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 2.85 years.

The following table details the RSAs for the three- and six month periods ended June 30, 2011:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	20,920	$17.09	11,920	$16.78
Granted	—	—	9,000	17.50
Vested	—	—	—	—
Forfeited	—	—	—	—

Ending balance	20,920	$17.09	20,920	$17.09

For the three- and six month periods ended and as of June 30, 2010, there were no grants, vestings, forfeitures or outstanding shares of RSAs.

The compensation expense for PSAs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation. The Simulation used various assumptions that include expected volatility of 54.8%, a risk free rate of return of 0.74% and a correlation co-efficient of 0.56%

For the three- and six months ended June 30, 2011, the Corporation recognized $56 thousand and $114 thousand of expense related to the PSAs, respectively. As of June 30, 2011, there was $368 thousand of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.35 years.

The following table details the PSAs for the three and six month periods ended June 30, 2011:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	60,267	$9.64	60,267	$9.64
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(1,400)	9.64	(1,400)	9.64

Ending balance	58,867	$9.64	58,867	$9.64

For the three and six month periods ended and as of June 30, 2010, there were no grants, vestings, forfeitures or outstanding shares of PSAs.

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

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the three- and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	SERP		QDBP		PRBP
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Service cost	$116	$46	$—	$12	$—	$—
Interest cost	52	56	421	430	12	13
Expected return on plan assets	—	—	(555)	(489)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	21	22	—	—	(14)	(35)
Amortization of net (gain) loss	—	7	200	191	19	19

Net periodic benefit cost	$189	$131	$66	$144	$23	$3

	Six Months Ended June 30,
	SERP		QDBP		PRBP
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Service cost	$157	$92	$—	$24	$—	$—
Interest cost	104	112	842	860	24	26
Expected return on plan assets	—	—	(1,110)	(978)	—	—
Amortization of transition obligation	—	—	—	—	13	12
Amortization of prior service costs	42	44	—	—	(28)	(70)
Amortization of net (gain) loss	—	14	400	382	38	38

Net periodic benefit cost	$303	$262	$132	$288	$47	$6

QDBP: As stated in the Corporation’s 2010 Annual Report, the Corporation did not have any minimum funding requirements for its QDBP for 2010. As of June 30, 2011, no contributions were made to the QDBP.

SERP: The Corporation contributed $37 thousand and $73 thousand during the three and six months ended June 30, 2011 and it is expected to contribute an additional $75 thousand to the SERP plan for the remaining six months of 2011.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

10. Segment Information

The Corporation aggregates certain of its operations and has identified four segments as follows: Banking, Wealth Management, Mortgage Banking, and All Other.

Segment information for the three and six month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,
	2011					2010
(dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income(expense)	$16,101	$2	$(7)	$(297)	$15,799	$11,077	$2	$—	$(28)	$11,051
Less loan loss provision	1,919	—	—	—	1,919	994	—	—	—	994

Net interest income (expense) after loan loss provision	14,182	2	(7)	(297)	13,880	10,083	2	—	(28)	10,057

Other income:
Fees for wealth management services	—	5,075	—	—	5,075	—	3,898	—	—	3,898
Service charges on deposit accounts	615	—	—	—	615	488	—	—	—	488
Loan servicing and other fees	50	—	410	—	460	38	—	341	—	379
Net gain on sale of loans	—	—	656	—	656	—	—	606	—	606
Net loss on sale of OREO	(88)	—	(22)	—	(110)	—	—	—	—	—
Other operating income	1,384	3	9	73	1,469	457	8	43	11	519

Total other income	1,961	5,078	1,053	73	8,165	983	3,906	990	11	5,890

Other expenses:
Salaries and wages	4,252	1,952	260	236	6,700	3,186	1,742	266	151	5,345
Employee benefits	1,089	467	59	(24)	1,591	929	442	30	(37)	1,364
Occupancy and equipment	1,815	239	43	(46)	2,051	1,255	204	49	(50)	1,458
Due diligence and merger-related expenses	174	—	—	—	174	637	—	—	—	637
Other operating expenses	3,658	722	496	(523)	4,353	2,487	457	515	(160)	3,299

Total other expenses	10,988	3,380	858	(357)	14,869	8,494	2,845	860	(96)	12,103

Segment profit (loss)	5,155	1,700	188	133	7,176	2,572	1,063	130	79	3,844
Intersegment pretax (revenues) expenses*	634	29	10	(673)	—	72	24	10	(106)	—

Pre-tax segment profit after eliminations	$5,789	$1,729	$198	$(540)	$7,176	$2,644	$1,087	$140	$(27)	$3,844

% of segment (loss) pre-tax profit (loss) after eliminations	80.7%	24.1%	2.8%	(7.5)%	100.0%	68.8%	28.3%	3.6%	(0.7)%	100.0%

Period-end segment assets (in millions)	$1,697	$33	$5	$6	$1,741	$1,260	$13	$5	$3	$1,281

	Six Months Ended June 30,
	2011					2010
(dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income(expense)	$31,800	$4	$(4)	$(594)	$31,206	$22,220	$4	$—	$(56)	$22,168
Less loan loss provision	3,204	—	—	—	3,204	4,107	—	—	—	4,107

Net interest income (expense) after loan loss provision	28,596	4	(4)	(594)	28,002	18,113	4	—	(56)	18,061

Other income:
Fees for wealth management services	—	9,265	—	—	9,265	—	7,729	—	—	7,729
Service charges on deposit accounts	1,195	—	—	—	1,195	990	—	—	—	990
Loan servicing and other fees	111	—	810	—	921	83	—	678	—	761
Net gain on sale of loans	—	—	1,054	—	1,054	—	—	1,131	—	1,131
Net loss on sale of OREO	(107)	—	(22)	—	(129)	(152)	—	—	—	(152)
Other operating income	2,897	8	47	117	3,069	2,412	19	100	59	2,590

Total other income	4,096	9,273	1,889	117	15,375	3,333	7,748	1,909	59	13,049

Other expenses:
Salaries and wages	8,410	3,629	529	473	13,041	6,257	3,542	500	333	10,632
Employee benefits	2,341	935	104	(54)	3,326	1,993	912	62	(45)	2,922
Occupancy and equipment	3,796	441	85	(89)	4,233	2,636	398	103	(100)	3,037
Due diligence and merger-related expenses	481	—	—	—	481	985	—	—	—	985
Other operating expenses	7,024	1,170	819	(1,028)	7,985	4,848	855	849	(272)	6,280

Total other expenses	22,052	6,175	1,537	(698)	29,066	16,719	5,707	1,514	(84)	23,856

Segment profit (loss)	10,640	3,102	348	221	14,311	4,727	2,045	395	87	7,254
Intersegment pretax (revenues) expenses*	1,295	59	20	(1,374)	—	565	49	20	(634)	—

Pre-tax segment profit after eliminations	$11,935	$3,161	$368	$(1,153)	$14,311	$5,292	$2,094	$415	$(547)	$7,254

% of segment (loss) pre-tax profit (loss) after eliminations	83.4%	22.1%	2.6%	(8.1)%	100.0%	72.9%	28.9%	5.7%	(7.5)%	100.0%

Period-end segment assets (in millions)	$1,697	$33	$5	$6	$1,741	$1,260	$13	$5	$3	$1,281

*	Inter-segment revenues consist of rental payments, insurance commissions and a management fee.

Other segment information is as follows:

Wealth Management Segment Activity

(dollars in millions)	June 30, 2011	December 31, 2010
Total wealth assets under management, administration, supervision and brokerage	$4,830	$3,413

Mortgage Segment Activity

(dollars in thousands)	June 30, 2011	December 31. 2010
Mortgage loans serviced for others	$595,196	$605,485
Mortgage servicing rights	4,662	4,925

11. Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(dollars in thousands)	2011	2010
Balance, April 1	$4,878	$3,994
Additions	138	152
Amortization	(158)	(210)
Recovery	—	—
Impairment	(196)	(177)

Balance, June 30	$4,662	$3,759

Fair value	$5,348	$4,189

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
Balance, January 1	$4,925	$4,059
Additions	268	327
Amortization	(327)	(409)
Recovery	—	—
Impairment	(204)	(218)

Balance, June 30	$4,662	$3,759

Fair value	$5,348	$4,189

As of June 30, 2011, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010
Fair value amount of MSRs	$5,348	$5,815
Weighted average life (in years)	5.3	5.6
Prepayment speeds (constant prepayment rate)*	14.2	13.0
Impact on fair value:
10% adverse change	$(263)	$(265)
20% adverse change	$(505)	$(510)
Discount rate	10.25%	10.26%
Impact on fair value:

10% adverse change	$(188)	$(210)

20% adverse change	$(364)	$(406)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

12. Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008, FKF in July, 2010 and PWMG in May, 2011 are detailed below:

(dollars in thousands)	Beginning Balance 1/1/11	Additions	Amortization	Ending Balance 6/30/11	Amortization Period
Goodwill – Lau	$7,918	$—	$—	$7,918	Indefinite
Goodwill – FKF	9,530	—	—	9,530	Indefinite
Goodwill – PWMG	—	5,721	—	5,721	Indefinite
Core deposit intangible	1,951	—	(167)	1,784	10 years
Customer relationships	4,473	8,610	(175)	12,908	15 to 20 years
Non compete agreement	400	3,830	(85)	4,145	5.5 to 15 years
Brand (trade name)	240	—	—	240	Indefinite

Total	$24,512	$18,161	$(427)	$42,246

The Corporation performed its annual review of goodwill and identifiable intangible assets at December 31, 2010 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the six months ended June 30, 2011, the Corporation determined there were no events that would trigger impairment testing of goodwill and other intangible assets.

13. Shareholders’ Equity

Dividend

During the second quarter of 2011, the Corporation declared and paid a regular quarterly dividend of $0.15 per share. This payment totaled $1.9 million, based on outstanding shares at May 10, 2011 of 12,552,523. On July 28, 2011, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.15 per share payable September 1, 2011 to shareholders of record as of August 9, 2011.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the six months ended June 30, 2011, the Corporation issued 355,535 shares and raised $6.7 million through the Plan. As of June 30, 2011, there are 293,649 shares remaining for issuance under the Plan.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the three and six months ended June 30, 2011. There were no reserves for uncertain income tax positions recorded during the three and six months ended June 30, 2011.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at June 30, 2011 and December 31, 2010 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring basis as of June 30, 2011:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. government agencies	$125.6	$—	$125.6	$—
Obligations of state & political subdivisions	4.6	—	4.6	—
Mortgage-backed securities	111.2	—	111.2	—
Collateralized mortgage obligations	21.5	—	21.5	—
Corporate bonds	10.8	—	10.8	—
Investment certificates of deposit	2.4	—	2.4
Other equity investments	0.3	0.3	—	—
Bond mutual funds	12.0	12.0	—	—
Other debt securities	1.4	—	1.4	—

Total assets measured on a recurring basis at fair value	$289.8	$12.3	$277.5	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$2.3	$—	$2.3	$—
Impaired loans and leases	19.0	—	19.0	—
Other real estate owned (“OREO”)	0.8	—	0.8	—

Total assets measured on a non-recurring basis at fair value	$22.1	$—	$22.1	$—

Fair value of assets measured on a recurring basis as of December 31, 2010:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. Treasury	$5.1	$5.1	$—	$—
Obligations of the U.S. government agencies	156.6	—	156.6	—
Obligations of state & political subdivisions	32.3	—	32.3	—
Mortgage-backed securities	73.5	—	73.5	—
Collateralized mortgage obligations	2.1	—	2.1	—
Corporate bonds	10.6	—	10.6	—
Other equity investments	0.3	0.3	—	—
Bond mutual funds	34.7	34.7	—	—
Other debt securities	1.8	—	1.8	—

Total assets measured on a recurring basis at fair value	$317.0	$40.1	$276.9	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$0.7	$—	$0.7	$—
Impaired loans and leases	12.5	—	12.5
OREO	2.5	—	2.5	—

Total assets measured on a non-recurring basis at fair value	$15.7	$—	$15.7	$—

During the three and six months ended June 30, 2011, net increases of $744 thousand and $557 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value on the impaired loans in the above tables.

There have been no transfers between levels during the six months ended June 30, 2011.

Other Real Estate Owned and Other Repossessed Property:

Other real estate owned consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of cost or fair value less cost to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Corporation had $811 thousand and $2.5 million in OREO assets as of June 30, 2011 and December 31, 2010, respectively. OREO assets with a carrying value of $1.5 million and $1.6 million were sold during the three and six months ended June 30, 2011, respectively, with net losses of $110 thousand and $129 thousand for the three and six months ended June 30, 2011, respectively.

16. Fair Value of Financial Instruments

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

FHLB Advances and Other Borrowings

The fair value of FHLB advances and other borrowings, which includes a commercial mortgage loan on the Corporation’s Wealth Management building, is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings with equivalent maturities.

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

Off-Balance Sheet Commitments

Estimated fair values of the Corporation’s commitments to extend credit, standby letters of credit and financial guarantees are not included in the table below as their carrying values generally approximate their fair values. These instruments generate fees that approximate those currently charged to originate similar commitments.

The carrying amount and estimated fair value of the Corporation’s financial instruments as of the dates indicated are as follows:

	As of June 30,		As of December 31
	2011		2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$55,513	$55,513	$89,484	$89,484
Investment securities AFS	289,762	289,762	317,052	317,052
Loans held for sale	5,923	5,986	4,838	4,874
Net portfolio loans and leases	1,242,107	1,266,276	1,186,442	1,204,056
Mortgage servicing rights	4,662	5,348	4,925	5,815
Other assets	24,171	24,171	25,853	25,853

Total financial assets	$1,622,138	$1,647,056	$1,628,594	$1,647,134

Financial liabilities:
Deposits	$1,337,439	$1,338,651	$1,341,432	$1,342,294
Short-term borrowings	9,541	9,542	10,051	10,051
FHLB advances and other borrowings	152,501	155,917	160,144	163,693
Subordinated debentures	22,500	21,472	22,500	22,732
Junior subordinated debentures	12,004	12,099	12,029	12,029
Other liabilities	23,359	23,359	24,174	24,174

Total financial liabilities	$1,557,344	$1,561,040	$1,570,330	$1,574,973

17. New Accounting Pronouncements

FASB ASU No. 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” (ASU 2011-02). The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, the Corporation may identify receivables that are newly considered impaired. Early adoption is permitted. The Corporation intends to adopt the methodologies prescribed by this ASU by the date required and is continuing to evaluate the impact of adoption of this ASU on its financial condition, results of operations, and disclosures.

FASB ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860)

On April 29, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements (Topic 860)”, which removes the collateral maintenance provision that is currently required when determining whether a transfer of a financial instrument is accounted for as a sale or a secured borrowing. The Corporation will adopt ASU No. 2011-03 in its consolidated financial statements in the first quarter of 2012. The Corporation is currently evaluating the impact of this standard on its financial condition, results of operations, and disclosures.

FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820)

On May 12, 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820)”, which is a joint effort between the FASB and IASB to converge fair value measurement and disclosure guidance. The ASU permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met. The ASU also increases disclosure surrounding company-determined market price (Level 3) financial instruments and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the statement of financial position, but are included in disclosures at fair value. The Corporation will adopt ASU No. 2011-04 in its consolidated financial statements in the first quarter of 2012. The Corporation is currently evaluating the impact of this standard on its financial condition, results of operations, and disclosures.

FASB ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220)

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220), which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The Corporation will adopt ASU No. 2011-05 in its consolidated financial statements in the first quarter of 2012. The Corporation is currently evaluating the impact of this standard on its financial condition, results of operations, and disclosures.

ITEM 2 Management’s Discussion and Analysis of Results of Operation and Financial Condition

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to customers through seventeen full-service branches and seven limited-hour retirement community offices throughout the Montgomery, Delaware and Chester Counties of Pennsylvania. The Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

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

Acquisition of the Private Wealth Management Group of the Hershey Trust Company

On May 27, 2011, the acquisition of the Private Wealth Management Group (“PWMG”) of the Hershey Trust Company (“HTC”) by the Corporation (the “Acquisition”) was completed. The acquisition of PWMG increased the Corporation’s Wealth Management Division assets under management by $1.1 billion.

Acquisition of First Keystone Financial, Inc.

The Corporation’s merger with First Keystone Financial, Inc. (“FKF”), which was completed on July 1, 2010 (the “Merger”), is the primary cause of the increases in assets and liabilities between June 30, 2011 and June 30, 2010. The Merger, which included the acquisition of $275 million of loans, $101 million of investment securities, $321 million of deposits and $106 million of borrowings, as well as eight full-service branch locations, accounts for a significant portion of the increases in both income and expense items for the three and six months ended June 30, 2011, as compared to the same periods in 2010.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, the Corporation is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ from these estimates.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2011, as compared to the same periods in 2010, and the changes in its financial condition as of June 30, 2011 compared to December 31, 2010. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results

•

Net income for the three months ended June 30, 2011 was $4.8 million, or diluted earnings per share of $0.38, an increase of $2.4 million, or 99.8%, as compared to net income of $2.4 million, or diluted earnings per share of $0.25, for the same period in 2010.

•

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended June 30, 2011 were 11.02% and 1.12%, respectively, as compared to ROE and ROA of 8.10% and 0.77%, respectively, for the same period in 2010.

•	Tax-equivalent net interest income increased $4.7 million, or 41.7%, to $15.9 million for the three months ended June 30, 2011, as compared to $11.2 million for the same period in 2010.

•

The provision for loan and lease losses (the “Provision”) for the three months ended June 30, 2011 was $1.9 million, an increase of $925 thousand, or 93.1%, from the $994 thousand recorded for the same period in 2010.

•	Non-interest income of $8.2 million for the three months ended June 30, 2011 increased $2.3 million, or 38.6%, as compared to $5.9 million for the same period in 2010.

•	Non-interest expense of $14.9 million for the three months ended June 30, 2011 increased $2.8 million, or 22.9%, as compared to $12.1 million for the same period in 2010.

•	Fees for Wealth Management services of $5.1 million for the three months ended June 30, 2011 increased $1.2 million, or 30.2%, as compared to $3.9 million for the same period in 2010.

Six Month Results

•

Net income for the six months ended June 30, 2011 was $9.5 million, or diluted earnings per share of $0.76, an increase of $4.9 million, or 105.7%, as compared to net income of $4.6 million, or diluted earnings per share of $0.50, for the same period in 2010.

•	ROE and ROA for the six months ended June 30, 2011 were 11.32% and 1.12%, respectively, as compared to ROE and ROA of 8.33% and 0.76%, respectively, for the same period in 2010.

•	Tax-equivalent net interest income increased $8.9 million, or 39.8%, to $31.4 million for the six months ended June 30, 2011, as compared to $22.5 million for the same period in 2010.

•	The Provision for the six months ended June 30, 2011 was $3.2 million, a decrease of $903 thousand, or 22.0%, from the $4.1 million recorded for the same period in 2010.

•	Non-interest income of $15.4 million for the six months ended June 30, 2011 increased $2.3 million, or 17.8%, as compared to $13.1 million for the same period in 2010.

•	Non-interest expense of $29.1 million for the six months ended June 30, 2011 increased $5.2 million, or 21.8%, as compared to $23.9 million for the same period in 2010.

•	Fees for Wealth Management services of $9.3 million for the six months ended June 30, 2011 increased $1.5 million, or 19.9%, as compared to $7.7 million for the same period in 2010.

Changes in Financial Condition

•	Total assets of $1.74 billion as of June 30, 2011 increased $9.0 million from $1.73 billion as of December 31, 2010.

•	Shareholders’ equity of $183.4 million as of June 30, 2011 increased $22.0 million from $161.4 million as of December 31, 2010.

•	Total portfolio loans and leases as of June 30, 2011 were $1.25 billion, an increase of $56.7 million, or 4.7%, from the December 31, 2010 balance of $1.20 billion.

•

Total non-performing loans and leases of $16.1 million represented 1.29% of portfolio loans and leases as of June 30, 2011 as compared to $9.5 million, or 0.79%, of portfolio loans and leases as of December 31, 2010.

•

The allowance for loan and lease losses (the “Allowance”) of $11.3 million as of June 30, 2011 represented 0.90% of portfolio loans and leases as compared to $10.3 million, or 0.86%, of portfolio loans and leases as of December 31, 2010.

•	Total deposits of $1.34 billion as of June 30, 2011 remained relatively unchanged from the December 31, 2010 level.

•	Wealth Management assets under management, administration, supervision and brokerage as of June 30, 2011 were $4.8 billion, an increase of $1.4 billion from December 31, 2010.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2011 and 2010 are shown in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Return on average equity	11.02%	8.10%	11.32%	8.33%
Return on average assets	1.12%	0.77%	1.12%	0.76%
Efficiency ratio *	61.9%	71.4%	62.0%	67.9%
Tax equivalent net interest margin	4.01%	3.80%	4.02%	3.93%
Diluted earnings per share	$0.38	$0.25	$0.76	$0.50
Dividend per share	$0.15	$0.14	$0.30	$0.28

*	The efficiency ratio is calculated by dividing the non-interest expense by the sum of net interest income and non-interest income.

Key period end ratios and balances for the periods indicated are shown in the table below:

(dollars in millions, except per share amounts)	June 30, 2011	December 31, 2010	June 30, 2010
Book value per share	$14.18	$13.24	$12.72
Tangible book value per share	$10.91	$11.21	$11.62
Allowance for loan and lease losses as a percentage of loans	0.90%	0.86%	1.09%
Allowance for originated loan and lease losses as a percentage of originated loans*	1.09%	1.08%	1.09%
Tier I capital to risk weighted assets	11.55%	11.30%	11.95%
Tangible common equity ratio	8.31%	8.01%	9.66%
Loan to deposit ratio	94.20%	89.60%	94.80%
Wealth assets under management, administration, supervision and brokerage	$4,830.4	$3,412.9	$3,100.2
Portfolio loans	$1,253.5	$1,196.7	$899.3
Total assets	$1,740.7	$1,731.8	$1,280.7
Shareholders’ equity	$183.4	$161.4	$134.2

*	A non-GAAP measure. Refer to “Non-GAAP Financial Measures Reconciliation” below for reconciliation of the non-GAAP measure to the GAAP measure.

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

Tax-Equivalent Net Interest Income

Tax-equivalent net interest income for the three months ended June 30, 2011, of $15.9 million, was $4.7 million, or 41.7%, higher than the tax-equivalent net interest income of $11.2 million for the same period in 2010. This increase was primarily related to the $405.7 million increase in average interest-earning assets for the three months ended June 30, 2011 as compared to the same period in 2010, largely comprised of loans and investment securities acquired in the Merger. Partially offsetting the increase in average interest-earning assets for the three months ended June 30, 2011, was a $331.9 million increase in average interest-bearing liabilities, which were also largely a result of the Merger. In addition, the 24 basis point decline in funding costs, to 0.98 % for the three months ended June 30, 2011 from 1.22%, for the same period in 2010, was primarily related to market conditions as well as the Bank’s prudent management of deposit pricing.

Tax-equivalent net interest income for the six months ended June 30, 2011 of $31.4 million was $8.9 million, or 39.8%, higher than the tax-equivalent net interest income of $22.5 million for the same period in 2010. This increase was primarily related to the $421.9 million increase in average interest-earning assets for the six months ended June 30, 2011 as compared to the same period in 2010, largely comprised of loans and investment securities acquired in the Merger. Partially offsetting the increase in average interest-earning assets for the six months ended June 30, 2011, was a $343.9 million increase in average interest-bearing liabilities, which were also largely a result of the Merger. In addition, the 30 basis point decline in funding costs, to 0.95% for the six months ended June 30, 2011 from 1.25% for the same period in 2010, was primarily related to market conditions as well as the Bank’s prudent management of deposit pricing.

Rate/Volume Analysis (tax equivalent basis*)

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2011 as compared to the same periods in 2010, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

(dollars in thousands) Increase/(Decrease)	Three Months Ended June 30, 2011 Compared to 2010			Six Months Ended June 30, 2011 Compared to 2010
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$(8)	$(2)	$(10)	$4	$123	$127
Money market funds	—	—	—	(1)	1	—
Investment securities	167	77	244	787	(353)	434
Loans and leases	4,995	(280)	4,715	9,378	(670)	8,708

Total interest income	5,154	(205)	4,949	10,168	(899)	9,269

Interest expense:
Savings, NOW and market rate accounts	286	(193)	93	572	$(419)	153
Other wholesale deposits	(1)	(26)	(27)	41	(48)	(7)
Time deposits	305	(143)	162	636	(367)	269
Wholesale time deposits	(10)	(65)	(75)	(64)	(121)	(185)
Borrowed funds	233	(107)	126	402	(311)	91

Total interest expense	813	(534)	279	1,587	(1,266)	321

Interest differential	$4,341	$329	$4,670	$8,581	$367	$8,948

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include subordinated- and junior subordinated debentures, short-term borrowings and FHLB advances and other borrowings.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the three months ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$47,159	$27	0.23%	$60,317	$37	0.25%
Money market funds	217	—	—	248	—	—
Investment securities available for sale:
Taxable	287,007	1,357	1.90%	199,106	867	1.75%
Non-taxable	5,090	25	1.97%	24,796	271	4.38%

Total investment securities (3)	292,097	1,382	1.90%	223,902	1,138	2.04%

Loans and leases (1) (2)	1,248,487	17,516	5.63%	897,764	12,801	5.72%

Total interest earning assets	1,587,960	18,925	4.78%	1,182,231	13,976	4.74%
Cash and due from banks	12,224			10,079
Allowance for loan and lease losses	(11,091)			(9,904)
Other assets	136,787			70,196

Total assets	$1,725,880			$1,252,602

Liabilities:
Savings, NOW and market rate accounts	$717,237	$759	0.42%	$505,473	$666	0.53%
Other wholesale deposits	65,129	52	0.32%	65,576	79	0.48%
Wholesale time deposits	34,106	87	1.02%	36,387	162	1.79%
Time deposits	237,771	620	1.05%	142,552	458	1.29%

Total interest-bearing deposits	1,054,243	1,518	0.58%	749,988	1,518	0.58%
Subordinated debentures	22,500	279	4.97%	22,500	280	4.99%
Junior subordinated debentures	12,012	271	9.05%	—	—	—
Short-term borrowings	9,260	6	0.26%	—	—	—
FHLB advances and other borrowings	149,215	978	2.63%	142,876	1,128	3.17%

Total interest-bearing liabilities	1,247,230	3,052	0.98%	915,364	2,773	1.22%
Noninterest-bearing demand deposits	279,210			193,118
Other liabilities	24,562			24,982

Total noninterest-bearing liabilities	303,772			218,100

Total liabilities	1,551,002			1,133,464
Shareholders’ equity	174,878			119,138

Total liabilities and shareholders’ equity	$1,725,880			$1,252,602

Net interest spread			3.80%			3.52%
Effect of noninterest-bearing sources			0.21%			0.28%

Tax equivalent net interest income and margin on earning assets*		$15,873	4.01%		$11,203	3.80%

Tax equivalent adjustment*		$74	0.02%		$152	0.05%

*	The tax rate used in the calculation of the tax-equivalent income is 35%.
(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Investment securities include trading and available for sale.

	For the six months ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$47,180	$178	0.76%	$43,900	$51	0.23%
Money market funds	197	1	1.02%	834	1	0.24%
Investment securities available for sale:
Taxable	286,260	2,602	1.83%	187,434	1,889	2.03%
Non-taxable	15,326	269	3.54%	24,823	548	4.45%

Total investment securities (3)	301,586	2,871	1.92%	212,257	2,437	2.32%
Loans and leases (1) (2)	1,226,422	34,233	5.63%	896,469	25,525	5.74%

Total interest earning assets	1,575,385	37,283	4.77%	1,153,460	28,014	4.90%
Cash and due from banks	12,424			10,351
Allowance for loan and lease losses	(10,835)			(10,260)
Other assets	134,412			69,693

Total assets	$1,711,386			$1,223,244

Liabilities:
Savings, NOW and market rate accounts	$707,611	$1,476	0.42%	$494,996	$1,323	0.54%
Other wholesale deposits	70,478	123	0.35%	53,868	130	0.49%
Wholesale deposits	32,423	162	1.01%	39,688	347	1.76%
Time deposits	239,626	1,180	0.99%	141,263	911	1.30%

Total interest-bearing deposits	1,050,138	2,941	0.56%	729,815	2,711	0.75%
Subordinated debentures	22,500	556	4.98%	22,500	553	4.96%
Junior subordinated debentures	12,019	543	9.11%	—	—	—
Short-term borrowings	9,705	12	0.25%	—	—	—
FHLB advances and other borrowings	146,287	1,819	2.51%	144,426	2,286	3.19%

Total interest-bearing liabilities	1,240,649	5,871	0.95%	896,741	5,550	1.25%
Noninterest-bearing demand deposits	277,264			191,226
Other liabilities	23,914			23,160

Total noninterest-bearing liabilities	301,178			214,386

Total liabilities	1,541,927			1,111,127
Shareholders’ equity	169,559			112,117

Total liabilities and shareholders’ equity	$1,711,386			$1,223,244

Net interest spread			3.82%			3.65%
Effect of noninterest-bearing sources			0.20%			0.28%

Tax equivalent net interest income and margin on earning assets*		$31,412	4.02%		$22,464	3.93%

Tax equivalent adjustment*		$207	0.03%		$296	0.05%

*	The tax rate used in the calculation of the tax-equivalent income is 35%.
(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Investment securities include trading and available for sale.

Tax Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin increased 17 basis points to 4.01% for the three months ended June 30, 2011, from 3.84% for the same period in 2010 as the decrease in the cost of funding, for both deposits as well as borrowings was supplemented by a slight increase in yield on interest-earning assets. The earning-asset yield increased four basis points for the three months ended June 30, 2011, as compared to the same period in 2010, as the effect of the 15 basis point increase in yield on taxable available-for-sale investments securities outweighed the nine basis point decline in yield on portfolio loans and leases. The decrease in the cost of interest-bearing liabilities is specifically attributable to a decrease in the use of higher-rate wholesale deposits and an active focus on reducing deposit pricing.

The Corporation’s tax equivalent net interest margin increased nine basis points to 4.02% for the six months ended June 30, 2011, from 3.93% for the same period in 2010, due to the 19 basis point decrease in the average rate paid on deposits, along with a 68 basis point decrease in average rate paid on FHLB borrowings. FHLB borrowings acquired in the Merger were recorded at their market value, and hence, reflected current market rates.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below.

	Year	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
Net Interest Margin Last Five Quarters
2 nd Quarter	2011	4.78%	0.98%	3.80%	0.21%	4.01%
1 st Quarter	2011	4.76%	0.93%	3.83%	0.20%	4.03%
4 th Quarter	2010	4.56%	1.04%	3.52%	0.21%	3.73%
3 rd Quarter	2010	4.57%	1.09%	3.48%	0.18%	3.66%
2 nd Quarter	2010	4.74%	1.22%	3.52%	0.32%	3.84%

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

Summary of Interest Rate Simulation

	June 30, 2011
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$2,415	3.75%
+200 basis points	$1,679	2.60%
+100 basis points	$587	0.91%
-100 basis points	$(870)	(1.35%)

The interest rate simulation above demonstrates that the Corporation’s balance sheet as of June 30, 2011 is asset sensitive, indicating that an increase in interest rates will have a positive impact on net interest income over the next 12 months while a decrease in interest rates will negatively impact net interest income. In the above simulation, net interest income will increase if rates increase 100, 200 or 300 basis points. However, the 100-basis point increase scenario indicates a less substantial increase in net interest income over the next twelve months, than the other scenarios, as the Corporation has interest rate floors on many of its portfolio loans. In addition, the Corporation’s internal prime loan rate is set, as of June 30, 2011, at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%. The 100-basis point decrease scenario shows an $870 thousand, or 1.35%, decrease in net interest income over the next twelve months as some of the Corporation’s liabilities bear rates of interest below 1.00% and therefore would not be able to sustain the entire decrease. The four scenarios are directionally consistent with both the December 31, 2010 and March 31, 2011 simulations.

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

The following table presents the Corporation’s interest rate sensitivity position or Gap Analysis as of June 30, 2011:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$34.8	$—	$—	$—	$—	$34.8
Money market funds	0.1	—	—	—	—	0.1
Investment securities	70.6	86.7	107.0	25.4	—	289.7
Loans and leases(1)	464.6	150.1	507.1	137.6	—	1,259.4
Allowance	—	—	—	—	(11.3)	(11.3)
Cash and due from banks	—	—	—	—	20.6	20.6
Other assets	—	—	—	—	147.4	147.4

Total assets	$570.1	$236.8	$614.1	$163.0	$156.7	$1,740.7

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$56.9	$37.7	$201.0	$—	$—	$295.6
Savings, NOW and market rate	123.8	108.4	379.4	90.5	—	702.1
Time deposits	65.2	—	—	—	—	65.2
Other wholesale deposits	95.4	103.8	43.5	—	—	242.7
Wholesale time deposits	10.4	16.0	5.4	—	—	31.8
Short-term borrowings	9.5	—	—	—	—	9.5
FHLB advances and other borrowings	13.2	21.3	96.9	21.1	—	152.5
Subordinated debentures	22.5	—	—	—	—	22.5
Junior Subordinated debentures	—	—	—	12.0	—	12.0
Other liabilities	—	—	—	—	23.4	23.4
Shareholders’ equity	6.5	19.6	104.8	52.5	—	183.4

Total liabilities and shareholders’ equity	$403.4	$306.8	$831.0	$176.1	$23.4	$1,740.7

Interest-earning assets	$570.1	$236.8	$614.1	$163.0	$—	$1,584.0
Interest-bearing liabilities	330.5	249.5	525.2	123.6	—	1,228.8

Difference between interest-earning assets and interest-bearing liabilities	$239.6	$(12.7))	$88.9	$39.4	$—	$355.2

Cumulative difference between interest earning assets and interest-bearing liabilities	$239.6	$226.9	$315.8	$355.2	$—	$355.2

Cumulative earning assets as a % of cumulative interest bearing liabilities	172%	139%	129%	129%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90-day time frame and should theoretically experience an increase in net interest income during that time period if rates rise. It should be noted that the Gap analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The Gap report measures the timing of changes in rate, but not the true weighting of any specific line item. Accordingly, if rates decline, theoretically net interest income will also decline. This position is similar to the Corporation’s position at both December 31, 2010 and March 31, 2011.

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

The four components of the Allowance are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of larger classified loans.

•	Historical Charge-Off Component – Applies a rolling, twelve-quarter historical charge-off rate to pools of non-classified loans.

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

As part of the process of allocating the Allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•	Pass – Loans considered satisfactory with no indications of deterioration.

•

Special mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard – Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

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

Troubled Debt Restructurings (“TDRs”) – The Corporation follows guidance provided by FASB ASC 310-40, “Troubled Debt Restructurings by Creditors.” The restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Corporation will make the necessary disclosures related to the TDR. In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered to be a TDR. Once a loan or lease has been modified and is considered a TDR, it is reported as an impaired loan or lease. If the loan or lease deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired. Loans and leases that have performed for at least six months are reported as TDRs in compliance with modified terms. In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies existing guidance used by creditors to determine when a modification represents a concession and enhances the disclosure requirements related to TDRs. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, the Corporation may identify receivables that are newly considered impaired. Early adoption is permitted. The Corporation intends to adopt the methodologies prescribed by this ASU by the date required (i.e. beginning in the third quarter of 2011) and is continuing to evaluate the impact of adoption of this ASU on its financial condition, results of operations, and disclosures.

Refer to Notes 5-C and 5-H in the Notes to Consolidated Financial Statements for more information regarding the Bank’s TDRs.

Charge-off Policy – The Bank’s charge-off policy is that, on a periodic basis, not less often than quarterly, delinquent and non-performing loans that exceed the following limits are considered for charge-off:

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

Asset Quality and Analysis of Credit Risk

As of June 30, 2011, credit quality on the overall loan and lease portfolio remained relatively stable; however total non-performing loans and leases increased by $6.6 million, to $16.1 million, representing 1.29% of portfolio loans and leases, as compared to $9.5 million, or 0.79% of portfolio loans and leases as of December 31, 2010. The increase in the non-performing loans and leases of $6.6 million from December 31, 2010 to June 30, 2011 is primarily related to a $6.0 million increase in non-performing construction loans comprised of a $1.8 million residential construction loan and the Bank’s $4.1 million participation in a residential construction loan that both became non-performing during the three months ended June 30, 2011. In addition, increases of $1.0 million and $1.5 million in nonperforming commercial and industrial and home equity loans, respectively, were partially offset by a $1.5 million decrease in nonperforming residential mortgage loans. As of June 30, 2011, non-performing loans and leases include $2.3 million of loans acquired in the Merger.

The Provision for the three months ended June 30, 2011 and 2010 was $1.9 million and $994 thousand, respectively. The increase in the Provision was primarily due to the increased charge-off activity and non-performing loan levels for the three months ended June 30, 2011, as compared to the same period in 2010. The Provision for the six months ended June 30, 2011 and 2010 was $3.2 million and $4.1 million, respectively. The decrease in the Provision for the six months ended June 30, 2011, as compared to the same period in 2010 was primarily related to the decrease in net loan and lease charge-offs from $4.7 million for the six months ended June 30, 2010 to $3.4 million for the same period in 2011. As of June 30, 2011, the Allowance of $11.3 million represented 0.90% of portfolio loans and leases, as compared to $10.3 million, or 0.86% of portfolio loans and leases, as of December 31, 2010. The Allowance related to originated loans and leases as a percentage of originated loans and leases (a non-GAAP measure discussed below, under “Non-GAAP Financial Measures Reconciliation”) was 1.09% and 1.08% as of June 30, 2011 and December 31, 2010, respectively. The portion of the Allowance related to loans acquired in the Merger, as of June 30, 2011, was $104 thousand.

As of June 30, 2011, the Corporation had OREO valued at $811 thousand, as compared to $2.5 million as of December 31, 2010. The balance as of June 30, 2011, is comprised of two commercial properties that resulted from the foreclosure of loans acquired in the Merger. All properties are recorded at the lower of cost or fair value less cost to sell.

As of June 30, 2011, the Corporation had $6.9 million of TDRs, of which $5.5 million are in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2010, the Corporation had $6.6 million of TDRs, of which $4.7 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of June 30, 2011, the Corporation had $21.1 million of impaired loans and leases which included $6.9 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2010 totaled $13.4 million. Refer to Note 5-H in the Notes to Consolidated Financial Statements for more information regarding the Bank’s impaired loans and leases.

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

Non Performing Assets and Related Ratios

	At or for the Period Ended
(dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Non-Performing Assets:
Non-accrual loans and leases	$16,128	$9,497	$9,072
Loans and leases 90 days or more past due - still accruing	—	10	892

Total non-performing loans and leases	16,128	9,507	9,964
Other real estate owned	811	2,527	1,970

Total non-performing assets	$16,939	$12,034	$11,934

Troubled Debt Restructures (“TDRs”):
TDRs included in non-performing loans	$1,478	$1,879	$4,695
TDRs in compliance with modified terms	5,469	4,693	2,710

Total TDRs	$6,947	$6,572	$1,985

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	70.3%	108.1%	98.8%
Non-performing loans and leases to total loans and leases	1.29%	0.79%	1.11%
Allowance for loan and lease losses to total portfolio loans and leases	0.90%	0.86%	1.09%
Allowance for originated loan losses to total original portfolio loans and leases(1)	1.09%	1.08%	1.09%
Non-performing assets to total assets	0.97%	0.69%	0.93%
Period end portfolio loans and leases	$1,253,448	$1,196,717	$899,290
Allowance for loan and lease losses	$11,341	$10,275	$9,841

(1)	A non-GAAP measure. See below for reconciliation of non-GAAP measure to GAAP measure.

Non-GAAP Financial Measures Reconciliation

The Allowance for originated loan and lease losses to total originated loans and leases, a non-GAAP measure, was 1.09% and 1.08% as of June 30, 2011 and December 31, 2010, respectively. The Corporation believes the presentation of this non-GAAP financial measure provides useful supplemental information that is essential to an investor’s proper understanding of the financial condition of the Corporation. Management uses this non-GAAP financial measure in the analysis of the Corporation’s performance. This non-GAAP disclosure should not be viewed as a substitute for the financial measure determined in accordance with GAAP, nor is it necessarily comparable to a non-GAAP performance measure that may be presented by other companies. The reconciliation of the GAAP to non-GAAP measure is included in the table below:

	June 30, 2011	December 31, 2010
Allowance for loan and lease losses (GAAP measure)	$11,341	$10,275
Less: Allowance for loan and lease losses related to acquired loans	104	—

Allowance for originated loans and lease losses (non-GAAP measure)	$11,237	$10,275

Total portfolio loans and leases (GAAP measure)	$1,253,448	$1,196,717
Less: acquired loans	(223,459)	(244,833)

Total originated loans and leases (non-GAAP measure)	$1,029,989	$951,884

Allowance for loan and lease losses / total portfolio loans (a GAAP measure)	0.90%	0.86%
Allowance for originated loan and lease losses / originated loans and leases (a non-GAAP measure)	1.09%	1.08%

NON-INTEREST INCOME

Three Months ended June 30, 2011 Compared to the Same Period Ended June 30, 2010

Non-interest income for the three months ended June 30, 2011 was $8.2 million, an increase of $2.3 million from the same period in 2010. Largely contributing to the increase was a $1.2 million increase in fees for Wealth Management services which was partially the result of the acquisition of PWMG. In addition, increases of $577 thousand and $255 thousand in gain on sale of available for sale investment securities and other operating income, respectively, contributed to the increase in non-interest income for the three months ended June 30, 2011 as compared to the same period in 2010.

The increase in Wealth Management fees for the three months ended June 30, 2011, as compared to the same period last year, was attributable to the $1.7 billion increase, to $4.8 billion, in Wealth Management assets under management, administration, supervision and brokerage, as of June 30, 2011, as compared to $3.1 billion, as of June 30, 2010. The growth in the Wealth Management Division assets under management, administration, supervision and brokerage was concentrated in the last month of the three month period ended June 30, 2011 with the May 27, 2011 acquisition of PWMG, which accounted for approximately $1.1 billion of the increase in assets under management, administration, supervision and brokerage between the periods. To a lesser extent, the continued success of strategic initiatives within the division, as well as asset appreciation resulting from improvements in the financial markets contributed to the increase.

The $255 thousand increase in other non-interest income, as detailed below, for the three months ended June 30, 2011, as compared to the same period in 2010, was largely attributable to $87 thousand in recoveries of loans previously charged off by FKF. In addition, the increased customer base resulting from the Merger resulted in a $62 thousand increase in debit card income for the three months ended June 30, 2011 as compared to the same period in 2010.

Six Months Ended June 30, 2011 Compared to the Same Period Ended June 30, 2010

Non-interest income for the six months ended June 30, 2011 was $15.4 million, an increase of $2.3 million from the same period in 2010. Contributing to the increase for the six months ended June 30, 2011 as compared to the same period in 2010 were increases of $1.5 million, $723 thousand, $233 thousand and $205 thousand in fees for wealth management services, other operating income, BOLI income and service charges on deposits, respectively. These increases were partially offset by a decrease of $477 thousand in gain on sale of available for sale investment securities for the six months ended June 30, 2011 as compared to the same period in 2011.

The decrease in gain on sale of available for sale investment securities for the six months ended June 30, 2011, as compared to the same period in 2010, was related to the types and amounts of securities sold. The types of securities sold during the six months ended June 30, 2011 were the result of the Corporation’s repositioning of its holdings, designed, in part, to reduce the credit- and extension risks associated with certain segments of the portfolio.

The increase in Wealth Management fees for the six months ended June 30, 2011, as compared to the same period last year, was attributable to the $1.7 billion increase, to $4.8 billion in Wealth Management assets under management, administration, supervision and brokerage, as of June 30, 2011, as compared to $3.1 billion, as of June 30, 2010. The growth in the Wealth Management Division assets under management, administration, supervision and brokerage was concentrated in the last month of the six month period ended June 30, 2011 with the May 27, 2011 acquisition of PWMG, which accounted for approximately $1.1 billion of the increase in assets under management, administration, supervision and brokerage between the periods. To a lesser extent, the continued success of strategic initiatives within the division, as well as asset appreciation resulting from improvements in the financial markets contributed to the increase.

The increase in other non-interest income, as detailed below, for the six months ended June 30, 2011, as compared to the same period in 2010, was largely attributable to two loan-related items resulting from the Merger. The $205 thousand in recoveries of loans previously charged off by FKF was primarily related to liens that had been placed on commercial property by FKF. In addition, a credit-impaired loan acquired in the Merger, for which the Bank recorded a loan mark based on the borrower’s weak financial condition, was unexpectedly refinanced by the borrower and paid off in full, resulting in income of $228 thousand.

Components of other operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Title insurance income	$26	$11	$70	$26
Recovery of loans previously charged off by FKF	87	—	205	—
Loan mark reversal due to early loan payoff	—	—	228	—
Other	83	61	190	146
Cash management	8	23	27	28
Insurance commissions	101	82	165	168
Safe deposit rentals	106	83	208	170
Commissions and fees	105	120	217	233
VISA debit card income	141	79	276	154
Rent	31	43	63	87
Other investment income	86	17	120	34

Other operating income	$774	$519	$1,769	$1,046

NON-INTEREST EXPENSE

Three Months Ended June 30, 2011 Compared to the Same Period Ended June 30, 2010

Non-interest expense for the three months ended June 30, 2011 was $14.9 million, an increase of $2.8 million, or 22.9%, as compared to the same period in 2010. The increase was largely attributable to increased operating expenses related to the eight full-service branch locations acquired in the Merger. The increases in salaries and employee benefits of $1.6 million and the $593 thousand increase in occupancy-related expenses for the three months ended June 30, 2011, as compared to the same period in 2010, are directly the result of the operation of the newly-acquired FKF branches and, to a lesser extent, the operation of the newly-acquired PWMG offices. In addition, the $49 thousand decrease in FDIC insurance for the three months ended June 30, 2011, as compared to the same period in 2010, was due to the revision of the assessment rate calculation as discussed below under “Other Information – Regulatory Matters and Pending Legislation”. Partially offsetting these increases was the $463 thousand decrease in merger-related and due diligence expenses for the three months ended June 30, 2011 as compared to the same period in 2010. Increases in other operating expenses, which were primarily the result of the increased processing costs associated with the Merger, are detailed below.

Six Months Ended June 30, 2011 Compared to Same Period Ended June 30, 2010

Non-interest expense for the six months ended June 30, 2011 was $29.1 million, an increase of $5.2 million, or 21.8%, as compared to the same period in 2010. The increase was largely attributable to increased operating expenses related to the eight full-service branch locations acquired in the Merger. The increases in salaries and employee benefits of $2.8 million and $1.2 million in occupancy-related expenses for the six months ended June 30, 2011, as compared to the same period in 2010, are directly the result of the operation of the newly-acquired FKF branches and, to a lesser extent, the operation of the newly-acquired PWMG offices. In addition, the $117 thousand increase in FDIC insurance for the six months ended June 30, 2011, as compared to the same period in 2010, was due to the addition of deposits acquired in the Merger. Partially offsetting these increases was the $504 thousand decrease in merger-related and due diligence expenses for the six months ended June 30, 2011, as compared to the same period in 2010. Increases in other operating expenses, which were primarily the result of the increased processing costs associated with the Merger, are detailed below.

Components of other operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fidelity bond & insurance	61	66	120	128
Loan processing and closing	260	206	466	393
Other taxes	255	234	510	474
Computer processing	269	149	422	251
Telephone	124	100	224	176
Director fees	92	119	184	239
Postage	117	63	217	153
Temporary help and recruiting	155	154	325	285
Travel and entertainment	106	112	189	179
Security portfolio maintenance	57	67	127	122
Dues and memberships	32	23	59	48
Subscriptions	47	41	89	73
Stationary and supplies	97	67	192	136
Other	632	420	$1,193	633

Other operating expenses	$2,304	$1,821	$4,317	$3,290

INCOME TAXES

Income taxes for the three months ended June 30, 2011 were $2.4 million as compared to $1.4 million for the same period in 2010. The effective tax rate for the three month period ended June 30, 2011 was 33.0% as compared to 37.4% for the same period in 2010. The decrease in the effective tax rate for the three months ended June 30, 2011, as compared to the rate for the same period in 2010 was primarily due to a decrease in non-tax-deductible due diligence and merger-related expenses between periods as well as the utilization of a previously unrecognized capital loss carry forward of $425 thousand to offset capital gains realized in the period.

Income taxes for the six months ended June 30, 2011 were $4.8 million as compared to $2.6 million for the same period in 2010. The effective tax rate for the six month period ended June 30, 2011 was 33.5% as compared to 36.2% for the same period in 2010. The decrease in the effective tax rate for the six months ended June 30, 2011 as compared to the rate for the same period in 2010 was primarily due to a decrease in non-tax-deductible due diligence and merger-related expenses between periods, as well as the utilization of a previously unrecognized capital loss carry forward of $425 thousand to offset capital gains realized in the period.

BALANCE SHEET ANALYSIS

Total assets were $1.74 billion as of June 30, 2011, an increase of $9.0 million or 0.52% from $1.73 billion, as of December 31, 2010, as portfolio loans and leases increased $56.7 million, or 4.74%, and total deposits decreased $4.0 million, or 0.3%, over the same time period.

The table below compares the portfolio loans and leases outstanding at June 30, 2011 to December 31, 2010.

			Change
(dollars in thousands)	June 30, 2011	December 31, 2010	Dollars	Percentage
Commercial mortgage	$404,00	$385,615	$18,385	4.77%
Home equity lines & loans	210,477	216,853	(6,376)	(2.94)%
Residential mortgage	280,093	261,983	18,110	6.91%
Construction	55,804	45,403	10,401	22.91%
Commercial and industrial	257,771	239,266	18,505	7.73%
Consumer	12,116	12,200	(84)	(0.69)%
Leases	33,187	35,397	(2,210)	(6.24)%

Total portfolio loans and leases	1,253,448	1,196,717	56,731	4.74%
Loans held for sale	5,923	4,838	1,085	22.43%

Total loans and leases	$1,259,371	$1,201,555	$57,816	4.81%

Quarterly average portfolio loans and leases	$1,244,140	$1,185,456	$58,684	4.95%

Commercial mortgage loans as a percentage of total portfolio loans remained relatively unchanged at 32.2% of the total portfolio loans and leases as of June 30, 2011 as compared to the December 31, 2010 level. The $18.4 million increase is consistent with the Bank’s ongoing strategy to grow this part of the portfolio in light of the unrest in this sector of the market. The Corporation believes there are opportunities to originate high-quality loans on properties with stabilized cash flows, good tenant bases and low tenant rollover risk.

Home equity loans and lines of credit comprised 16.8% of the total portfolio loans and leases as of June 30, 2011, a decrease from 18.1% as of December 31, 2010. Home equity loan balances continue to be refinanced into residential mortgage loans given the low-fixed rate environment which has hindered organic growth and offset new originations.

Construction loans comprised 4.5% of the total portfolio loans and leases as of June 30, 2011, an increase from 3.8% as of December 31, 2010. Balances increased $10.4 million as of June 30, 2011, as compared to December 31, 2010, as the Bank has begun to review new requests from builders within a targeted price range. The structure of the loans has become tighter, with requirements for higher cash-equity, pre-sales or pre-leases. Contributing significantly to the increase during the six months ended June 30, 2011, was a $9.2 million commercial construction loan with a substantial portion of the project already leased, strong debt service capacity and a low loan-to-value ratio.

Residential mortgage loans comprised 22.3% of the total portfolio loans and leases as of June 30, 2011, as compared to 21.9% as of December 31, 2010. During the six months ended June 30, 2011, the Bank retained a significant portion of its residential mortgage loan production, rather than sell them, in order to help grow the loan portfolio. The impact of this decision was reflected in the slight decrease in the gain on sale of residential mortgage loans for the six months ended June 30, 2011, as compared to the same period in 2010.

Commercial and industrial loans increased $18.5 million as of June 30, 2011 as compared to December 31, 2010, with balances comprising 20.6% and 20.0% of portfolio loans as of June 30, 2011 and December 31, 2010, respectively, as growth in this category of the portfolio has begun to pick up slightly.

Leases comprised 2.6% of total portfolio loans and leases as of June 30, 2011, as compared to 3.0%, as of December 31, 2010. The Corporation decreased its lease portfolio by $2.2 million through a combination of credit tightening, scheduled payments and net charge-offs, which exceeded new lease production during the six month period ended June 30, 2011. This trend is expected to continue for the next one to two quarters until new production matches scheduled payments and charge-offs.

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

The Corporation’s investment portfolio had a fair value of $289.8 million as of June 30, 2011, a decrease of $27.3 million or 8.6% from $317.1 million at December 31, 2010. The reduction resulted primarily from the sale, during the six months ended June 30, 2011, of $24.8 million of municipal obligations, $22.9 million of bond mutual funds, $13.0 million of U.S. government-sponsored agency securities and $5.0 million of U.S. Treasury bonds, as the Corporation sought to reduce its exposure to the credit- and interest rate risk associated with types of investments.

As of June 30, 2011, liquidity remained strong as the Corporation had $23.8 million of cash balances at the Federal Reserve and $11.0 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below. As interest rates remain low, the Corporation continues to look for attractive yielding investments while placing a strong emphasis on liquidity without taking unnecessary risks in this recessionary economic environment.

Average total interest bearing deposits for the six months ended June 30, 2011 were $1.05 billion, an increase of $320.3 million as compared to the same period in 2010. Average total interest bearing deposits for the three months ended June 30, 2011 were $1.05 billion, an increase of $304.3 million as compared to the same period in 2010. The increase for each period is largely attributed to the Merger. Deposits as of June 30, 2011 remained relatively unchanged from the levels present as of December 31, 2010. This consistency was due in part to the $20.3 million decrease in wholesale deposits which was more than offset by a $22.5 million increase in market rate account deposits between the respective periods.

Deposits and borrowings as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010	Change
(dollars in millions)			Dollars	Percentage
Interest bearing checking	$222.1	$234.1	$(12.0)	(5.1)%
Money market	350.3	327.8	22.5	6.9%
Savings	129.7	134.2	(4.5)	(3.4)%
Other wholesale deposits	65.2	80.1	(14.9)	(18.6)%
Wholesale time deposits	31.8	37.2	(5.4)	(14.5)%
Time deposits	242.7	245.7	(3.0)	1.2%

Interest-bearing deposits	1,041.8	1,059.1	(17.3)	1.6%
Non-interest-bearing deposits	295.6	282.3	13.4	4.7%

Total deposits	1,337.4	1,341.4	(3.9)	(0.3)%
Short-term borrowings	9.5	10.1	(0.6)	(5.9)%
FHLB advances and other borrowings	152.5	160.1	(7.6)	(4.7)%
Subordinated debentures	22.5	22.5	—	—
Junior subordinated debentures	12.0	12.0	—	—

Borrowed funds	196.5	204.7	(8.2)	(4.0)%

Total deposits and borrowings	$1,534.0.1	$1,546.1	$(12.1)	(0.78)%

Quarterly average deposits	$1,333.5.6	$1,357.6	$(24.1)	(1.78)%
Quarterly average borrowed funds	193.0.7	224.7	(31.7)	(14.11)%

Quarterly average deposits and borrowed funds	$1,526.5.3	$1,582.3	$(55.8)	(3.53)%

Capital

Consolidated shareholder’s equity of the Corporation was $183.4 million or 10.5% of total assets as of June 30, 2011, as compared to $161.4 million or 9.3% of total assets as of December 31, 2010. The increase was largely the result of the $5.8 million increase in retained earnings, along with the $6.7 million in additional capital raised through the Corporation’s Dividend Reinvestment and Stock Purchase Plan during the three months ended June 30, 2011. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2011 and December 31, 2010:

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
June 30, 2011:
Total (Tier II) capital to risk weighted assets
Corporation	$191,378	14.05%	$136,252	10.00%
Bank	183,838	13.56%	135,617	10.00%
Tier I capital to risk weighted assets
Corporation	157,423	11.55%	81,751	6.00%
Bank	149,907	11.05%	81,370	6.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	157,423	9.36%	84,077	5.00%
Bank	149,907	8.94%	83,850	5.00%
Tangible common equity to tangible assets
Corporation	141,136	8.31%
Bank	144,420	8.54%

December 31, 2010:
Total (Tier II) capital to risk weighted assets
Corporation	$186,657	13.71%	$136,142	10.00%
Bank	182,587	13.47%	135,556	10.00%
Tier I capital to risk weighted assets
Corporation	153,806	11.30%	81,685	6.00%
Bank	149,742	11.05%	81,334	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	153,806	8.85%	86,926	5.00%
Bank	149,742	8.62%	86,828	5.00%
Tangible common equity to tangible assets
Corporation	136,695	8.01%
Bank	143,259	8.42%

Both the Corporation and the Bank exceed the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented. Neither the Corporation nor the Bank are under any agreement with regulatory authorities, nor is the Corporation aware of any current recommendations by the regulatory authorities, which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Corporation. There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

Acquisition of PWMG

On May 27, 2011, in connection with the PWMG, which is discussed in Note 2 in the Notes to the Consolidated Financial Statements, the Corporation issued 322,101 unregistered shares of common stock, valued at $6.7 million.

Acquisition of First Keystone Financial, Inc.

On July 1, 2010, in connection with the acquisition of First Keystone Financial, Inc, which is discussed in Note 2 above, the Corporation issued 1,629,881 shares of common stock valued at approximately $26.4 million. In addition, the Corporation recorded a $102 thousand increase in additional paid in capital related to fully vested FKF employee stock options which were converted to options to purchase 21,133 shares of the Corporation’s common stock.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the six months ended June 30, 2011, the Corporation issued 355,535 shares and raised $6.7 million through the Plan. As of June 30, 2011, the Plan has raised $10.0 million since it was established and there are 293,649 shares remaining for issuance under the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	6/30/11	%Unused	12/31/10	% Unused	$ Change	% Change
Federal Home Loan Bank of Pittsburgh	$471.5	74.8%	$444.8	72.8%	$26.7	6.0%
Federal Reserve Bank of Philadelphia	66.2	100.0%	55.0	100.0%	11.2	23.4%
Fed Funds Lines (7 banks)	66.4	100.0%	75.0	100.0%	(8.6)	(11.5)%

Total	$601.7	79.1%	$574.8	77.5%	$29.3	5.1%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

As of June 30, 2011, the Corporation held $12.8 million of FHLB stock, as compared to $14.2 million as of December 31, 2010. In December 2008, the FHLB announced it had voluntarily suspended the payment of dividends and the repurchase of excess capital stock until further notice. The Corporation’s use of FHLB borrowings as a source of funds is effectively more expensive due to the suspension of FHLB dividends and the related capital stock redemption restrictions. No dividends were paid during the three months ended June 30, 2011 or 2010. Capital stock redemptions have resumed, with the redemption of $676 thousand and $1.4 million during the three and six months ended June 30, 2011, respectively. The suspension of dividends will continue until further notice by the FHLB. On August 5, 2011, Standard & Poor’s downgraded the credit rating of the U.S. Government and federal agencies, including the FHLB, from AAA to AA+ , with a negative outlook. These recent downgrades, and any future downgrades, in the credit ratings of the U.S. Government and the FHLB could likely increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. Please see “Item 1A—Risk Factors” later in this quarterly report on Form 10-Q for further discussion regarding the potential risks of such downgrades.

The Corporation has an agreement with Promontory Interfinancial Network LLC to provide up to $60 million of Insured Network Deposits from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The Corporation had $60 million and $75 million in balances, as of June 30, 2011 and December 31, 2010, respectively, from this source, which is reported on the balance sheet as other wholesale deposits.

The Corporation has an agreement with IDC to provide up to $5 million of money market deposits at an agreed upon rate currently 0.65%. The Corporation had $5.1 million in balances as of both June 30, 2011 and December 31, 2010 under this program which are reported on the balance sheet as other wholesale deposits.

The Corporation continually evaluates the capacity and cost of continuing to fund earning-asset growth with wholesale deposits and other wholesale sources. Although the Corporation has observed growing rate pressure from competitors, it expects that with the expanded branch network resulting from the Merger, along with the available borrowing capacity at FHLB and other sources, it has sufficient capacity available to fund expected 2011 and 2012 earning-asset growth.

Discussion of Segments

The Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are: Banking, Residential Mortgage and Wealth Management. The following table provides information regarding the Residential Mortgage segment for the last five quarters:

(dollars in millions)	2nd Qtr 2011		1st Qtr 2011		4th Qtr 2010		3rd Qtr 2010		2nd Qtr 2010
Residential loans held in portfolio *	$280.1		$277.6		$262.0		$251.8		$108.0
Mortgage originations	13.1		38.1		107.9		67.3		28.3
Mortgage loans sold:
Servicing retained	15.0		13.3		77.4		34.9		17.4
Servicing released	2.2		0.9		0.7		2.2		3.3

Total mortgage loans sold	17.2		14.2		78.1		$37.1		$20.7

Servicing retained %	87.2%		93.3%		99.1%		94.1%		84.1%
Servicing released %	12.8%		6.7%		0.9%		5.9%		15.9%
Loans serviced for others *	$595.2		$596.7		605.5		$578.3		$519.2
Mortgage servicing rights *	4.7		4.9		4.9		4.0		3.8
Net gain on sale of loans	0.7		0.4		2.4		1.2		0.6
Loan servicing and other fees	0.5		0.5		0.4		0.4		0.4
Amortization of MSR’s	0.2		0.2		0.3		0.2		0.2
Impairment (recovery) of MSR’s	—		—		(0.4)		0.2		0.2
Basis point yield on loans sold (includes MSR income)	382	bp	279	bp	307	bp	320	bp	292	bp

*	period end balance

The Residential Mortgage segment’s pre-tax segment profit (“PTSP”) for the three months ended June 30, 2011, of $198 thousand was an increase of $58 thousand from the same period in 2010 as a result of the increase in the gain on sale of mortgage loans sold during the three months ended June 30, 2011, as compared to the same period in 2010.

The Residential Mortgage segment’s PTSP for the six months ended June 30, 2011, of $368 thousand was a decrease of $42 thousand from the same period in 2010 as a result of the decrease in volume of mortgage loans originated and sold during the six months ended June 30, 2011, as compared to the same period in 2010.

The Wealth Management segment, as discussed in the Non-interest Income section of Management’s Discussion and Analysis of Results of Operation and Financial Condition and in Note 10, Segment Information, recorded a PTSP of $1.7 million and $3.1 million for the three and six months ended June 30, 2011, respectively, as compared to PTSP of $1.1 million and $2.1 million for the respective periods in 2010.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2011 were $394.9 million, as compared to $385.9 million at December 31, 2010.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2011 amounted to $22.4 million, as compared to $27.2 million at December 31, 2010.

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

Contractual Cash Obligations of the Corporation as of June 30, 2011:

(dollars in millions)	Total	Within 1 Year	2-3 Years		4-5 Years		After 5 Years
Deposits without a stated maturity	$997.7	$997.7	$		$		$
Wholesale and time deposits	339.6	290.4		39.6		9.6		—
Subordinated debentures	22.5	—		—		—		22.5
Junior subordinated debentures	12.0	—		—		—		12.0
Short-term borrowings	9.5	9.5		—		—		—
FHLB advances and other borrowings	152.5	33.1		74.5		21.5		23.4
Operating leases	28.6	2.0		3.9		3.6		19.1
Purchase obligations	7.3	2.5		3.0		1.5		0.3
Non-discretionary pension contributions	2.0	0.1		0.3		0.3		1.3

Total	$1,571.7	$1,335.3		$121.3		$36.5		$78.6

Other Information

Downgrade of the U.S. Government and Federal Agencies

On August 5, 2011, Standard & Poor’s rating agency lowered the long-term rating of the U.S. government and federal agencies from AAA to AA+. With regard to this action, the federal banking agencies issued a joint press release providing the following guidance to banking organizations: for risk-based capital purposes, the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not change. The treatment of Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities under other federal banking agency regulations, including, for example, the Federal Reserve Board’s Regulation W, will also be unaffected. At this time it is not possible to predict the various impacts, if any, that the downgrade may have on the Corporation and the Bank. Please see “Item 1A - Risk Factors” later in this quarterly report on Form 10-Q for further discussion regarding the potential risks that the downgrade poses.

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

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and is reflected in the June 30, 2011 fund balance and will be reflected in the invoices for assessments due September 30, 2011. This shift in assessment basis should benefit community banks by placing more of the burden on the large, multi-national banks, which, until now, were only assessed on their domestic deposit base.

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

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	the recent downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

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

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	Differences in the actual financial results, cost savings and revenue enhancements associated with our acquisition of the Private Wealth Management Group of the Hershey Trust Company;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in our investment products in a manner that meets customers’ needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate, sell and service residential mortgage loans;

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I – Item 1A – Risk Factors” in the Corporation’s 2010 Annual Report, as supplemented and updated by the discussion below.

Downgrades in U.S. Government and federal agency securities could adversely affect the Corporation

The full impact of the recent downgrade of the U.S. Government and federal agencies from an AAA to an AA+ credit rating is currently unknown. However, in addition to causing economic and financial market disruptions, the recent downgrade, and any future downgrades and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the second quarter of 2011 (1) :

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2011 – April 30, 2011	—	$—	—	195,705
May 1, 2011 – May 31, 2011	—	$—	—	195,705
June 1, 2011 – June 30, 2011	—	$—	—	195,705

Total	—	$—	—	195,705

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

There were no share repurchases made by the Corporation during the first quarter of 2011. As of June 30, 2011, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Reserved.

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description and References

2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

2.3	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

2.4	Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.5	Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 to the Corporation’s 8-K filed with the SEC on May 27, 2011

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

Exhibit No.	Description and References

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.23	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.24**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.25	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.26	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.27	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

Exhibit No.	Description and References

10.28	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.29*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between The Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.30*	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101	The following materials from the Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six month ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2011, (v) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010 and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

(These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liabilities under these Sections.)

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: August 9, 2011	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: August 9, 2011	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six month ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2011, (v) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010 and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

(These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liabilities under these Sections.)