Form 10-Q
period 2011-09-30
BRYN MAWR BANK CORP
filed 2011-11-09
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of

the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, par value $1	13,087,166

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Assets
Cash and due from banks	$10,801	$10,961
Interest bearing deposits with banks	52,311	78,523

Cash and cash equivalents	63,112	89,484
Investment securities available for sale, at fair value (amortized cost of $272,649 and $315,587 as of September 30, 2011 and December 31, 2010 respectively)	275,729	317,052
Loans held for sale	4,857	4,838
Portfolio loans and leases	1,278,357	1,196,717
Less: Allowance for loan and lease losses	(11,654)	(10,275)

Net portfolio loans and leases	1,266,703	1,186,442

Premises and equipment, net	29,615	29,158
Accrued interest receivable	6,075	6,470
Deferred income taxes	13,781	14,551
Mortgage servicing rights	4,206	4,925
Bank owned life insurance (“BOLI”)	19,321	18,972
FHLB stock	12,198	14,227
Goodwill	23,169	17,659
Other intangible assets	18,536	7,064
Other investments	4,982	5,156
Other assets	14,835	15,770

Total assets	$1,757,119	$1,731,768

Liabilities
Deposits:
Non-interest-bearing	$292,415	$282,356
Interest-bearing	1,058,733	1,059,076

Total deposits	1,351,148	1,341,432

Short-term borrowings	22,535	10,051
FHLB advances and other borrowings	140,532	160,144
Subordinated debentures	22,500	22,500
Junior subordinated debentures	11,992	12,029
Accrued interest payable	2,425	3,293
Other liabilities	18,853	20,901

Total liabilities	1,569,985	1,570,350

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 15,996,312 and 15,109,718 shares as of September 30, 2011 and December 31, 2010, respectively, and outstanding of 13,086,770 and 12,195,240 as of September 30, 2011 and December 31, 2010, respectively	15,996	15,110
Paid-in capital in excess of par value	82,721	68,398
Less: Common stock in treasury, at cost; 2,909,542 and 2,914,478 shares as of September 30, 2011 and December 31, 2010	(29,833)	(29,881)
Accumulated other comprehensive loss, net of tax benefit	(5,127)	(6,757)
Retained earnings	123,377	114,548

Total shareholders’ equity	187,134	161,418

Total liabilities and shareholders’ equity	$1,757,119	$1,731,768

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share data)		(dollars in thousands, except share and per share data)
Interest income:
Interest and fees on loans and leases	$17,471	$16,876	$51,705	$42,285
Interest on cash and cash equivalents	29	61	88	113
Interest on investment securities:
Taxable	1,113	1,007	3,388	2,556
Non-taxable	16	193	203	560
Dividends	43	336	365	677

Total interest income	18,672	18,473	55,749	46,191

Interest expense on:
Deposits	1,493	1,737	4,434	4,448
Short-term borrowings	7	8	19	8
FHLB advances and other borrowings	968	1,430	2,787	3,715
Subordinated debentures	279	294	835	847
Junior subordinated debentures	271	222	814	223

Total interest expense	3,018	3,691	8,889	9,241

Net interest income	15,654	14,782	46,860	36,950
Provision for loan and lease losses	1,828	4,236	5,032	8,343

Net interest income after provision for loan and lease losses	13,826	10,546	41,828	28,607
Non-interest income:
Fees for wealth management services	6,098	3,689	15,363	11,418
Service charges on deposits	646	672	1,841	1,662
Loan servicing and other fees	449	422	1,370	1,183
Net gain on sale of residential mortgage loans	764	1,189	1,818	2,320
Net gain on sale of available for sale securities	343	259	1,410	1,803
Net gain (loss) on sale of other real estate owned (“OREO”)	70	38	(59)	(114)
Bank owned life insurance (“BOLI”) income	115	131	348	131
Other operating income	791	653	2,560	1,699

Total non-interest income	9,276	7,053	24,651	20,102
Non-interest expenses:
Salaries and wages	7,639	7,047	20,680	17,679
Employee benefits	1,674	1,646	5,000	4,568
Occupancy and bank premises	1,225	1,195	3,752	3,080
Furniture, fixtures, and equipment	865	695	2,571	1,847
Advertising	204	303	909	821
Amortization of mortgage servicing rights	197	206	524	615
Net impairment of mortgage servicing rights	468	168	672	386
Amortization of other intangible assets	540	166	968	320
FDIC insurance	238	416	968	1,029
Impairment of OREO	0	381	127	381
Due diligence and merger-related expenses	135	4,292	616	5,277
Professional fees	516	459	1,664	1,537
Other operating expenses	2,284	2,391	6,600	5,681

Total non-interest expenses	15,985	19,365	45,051	43,221
Income (loss) before income taxes	7,117	(1,766)	21,428	5,488
Income tax expense (benefit)	2,095	(746)	6,885	1,879

Net income (loss)	$5,022	$(1,020)	$14,543	$3,609

Basic earnings per common share	$0.39	$(0.08)	$1.15	$0.35
Diluted earnings per common share	$0.39	$(0.08)	$1.15	$0.35
Dividends declared per share	$0.15	$0.14	$0.45	$0.42

Weighted-average basic shares outstanding	12,948,979	12,184,447	12,664,704	10,284,897
Dilutive potential shares	36,306	0	35,080	12,836

Adjusted weighted-average diluted shares	12,985,285	12,184,447	12,699,784	10,297,733

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net Income	$14,543	$3,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,032	8,343
Provision for depreciation and amortization	4,043	2,628
Net gain on sale of available for sale securities	(1,410)	(1,803)
Net gain on sale of residential mortgages	(1,818)	(2,320)
Stock based compensation cost	600	373
Amortization and net impairment of mortgage servicing rights	1,196	1,001
Net accretion of fair value adjustments	(1,553)	(1,306)
Amortization of intangible assets	968	320
Impairment of other real estate owned (“OREO”)	127	381
Loss on sale of OREO	59	114
Net change in cash surrender value of bank owned life insurance (“BOLI”)	(348)	(131)
Other, net	(631)	3,212
Loans originated for resale	(59,434)	(79,330)
Proceeds from loans sold	60,756	80,642
Provision for deferred income taxes	(107)	(1,607)
Change in income taxes payable/receivable	1,274	54
Change in accrued interest receivable	395	(598)
Change in accrued interest payable	(868)	(678)

Net cash provided by operating activities	22,824	12,904

Investing activities:
Purchases of investment securities	(150,616)	(271,543)
Proceeds from maturity of investment securities and mortgage-backed securities paydowns	25,202	12,169
Proceeds from sale of investment securities available for sale	72,779	57,787
Proceeds from calls of investment securities	96,400	150,020
Net change in other investments	48	(97)
Net portfolio loan and lease originations	(85,145)	(26,715)
Purchases of premises and equipment	(2,196)	(1,579)
Acquisitions, net of cash acquired	(13,367)	44,763
Proceeds from sale of OREO	2,045	1,373

Net cash used by investing activities	(54,850)	(33,822)

Financing activities:
Net change in deposits	10,159	1,312
Net change in short-term borrowings	12,484	(1,204)
Dividends paid	(5,714)	(4,208)
Net repayment of FHLB advances and other borrowings	(19,171)	(27,862)
Tax benefit from exercise of stock options	141	58
Proceeds from issuance of common stock	6,789	26,650
Proceeds from exercise of stock options	966	257

Net cash (used) provided by financing activities	5,654	(4,997)

Change in cash and cash equivalents	(26,372)	(25,915)
Cash and cash equivalents at beginning of year	89,484	79,317

Cash and cash equivalents at end of year	$63,112	$53,402

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$5,506	$3,418
Interest	9,757	8,069

Supplemental cash flow information:
Available for sale securities purchased, not settled	$0	$900
Change in other comprehensive income	2,507	1,783
Change in deferred tax due to change in comprehensive income	877	624
Transfer of loans to other real estate owned	1,005	1,962
Issuance of shares and options for acquisitions	6,661	26,493
Issuance of shares for directors’ retainer	100	92
Acquisition of noncash assets and liabilities:
Assets acquired	18,411	438,989
Liabilities assumed	0	458,736

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except share information)

	For the Nine Months Ended September 30, 2011
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2010	15,109,718	$15,110	$68,398	$114,548	$(6,757)	$(29,881)	$161,418
Net income	0	0	0	14,543	0	0	14,543
Dividends declared, $0.15 per share	0	0	0	(5,714)	0	0	(5,714)
Other comprehensive income, net of tax of $877	0	0	0	0	1,630	0	1,630
Stock based compensation	0	0	600	0	0	0	600
Tax benefit from gains on stock option exercise	0	0	141	0	0	0	141
Retirement of treasury stock	(4,936)	(5)	(43)	0	0	48	0
Common stock issued:
Acquisitions	321,929	322	6,339	0	0	0	6,661
Dividend reinvestment and stock purchase plan	357,793	357	6,432	0	0	0	6,789
Share-based awards and options exercises	211,808	212	854	0	0	0	1,066

Balance September 30, 2011	15,996,312	$15,996	$82,721	$123,377	$(5,127)	$(29,833)	$187,134

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(dollars in thousands)	Three Months Ended September 30,
	2011	2010
Net income (loss)	$5,022	$(1,020)
Other comprehensive income (loss):
Unrealized investment gains, net of tax $125 and $666, respectively	232	1,236
Change in unfunded pension liability, net of tax expense (benefit) of $51 and ($608) respectively	95	(1,130)

Total comprehensive income (loss)	$5,349	$(914)

(dollars in thousands)	Three Months Ended September 30,
	2011	2010
Net income	$14,543	$3,609
Other comprehensive income (loss):
Unrealized investment gains, net of tax $564 and $987, respectively	1,050	1,833
Change in unfunded pension liability, net of tax expense (benefit) of $313 and ($363), respectively	580	(674)

Total comprehensive income	$16,173	$4,768

The accompanying notes are an integral part of the consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2010 Annual Report on Form 10-K (the “2010 Annual Report”).

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2. Business Combinations

Private Wealth Management Group of the Hershey Trust Company

On May 27, 2011, the acquisition of the Private Wealth Management Group (“PWMG”) of the Hershey Trust Company (“HTC”) by the Corporation (the “Acquisition”) was completed. The consideration paid by the Corporation was $18.4 million, of which $8.2 million cash and 322,101 unregistered shares of the BMBC common stock, valued at $6.7 million, were paid at closing, and $3.6 million cash was placed in escrow to be paid in three equal installments on the 6-, 12- and 18-month anniversaries of February 17, 2010, the date preceding the date of the definitive stock purchase agreement (the “Agreement”), subject to certain post-closing contingencies relating to the assets under management. The first payment of $1.2 million was issued on August 17, 2011.

The acquisition of PWMG initially increased the Corporation’s Wealth Management Division assets under management by $1.1 billion.

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

The fair values of the intangible assets listed below are estimates and are subject to adjustment; however, while they are not expected to be materially different than those shown. Any adjustments to the estimates will be reflected, retroactively, as of the date of the Acquisition.

In connection with the Acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (322,101 shares)	$6,661
Cash paid	9,350
Cash held in escrow	2,400

Value of consideration	18,411
Assets acquired:
Intangible asset – customer relationships	8,610
Intangible asset – non-compete agreements	3,830
Premises and equipment	250

Total assets	12,690
Liabilities assumed: none
Net assets acquired	12,690

Goodwill resulting from acquisition of PWMG	$5,721

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

The following table details the effect on goodwill of the changes in estimates of the fair values of the assets acquired and liabilities assumed from the amounts originally reported on the Form 10-Q for the period ended September 30, 2010:

Goodwill resulting from acquisition of FKF reported on Form 10-Q for the quarter ended September 30, 2010	$10,370
Effect of adjustments to:
Portfolio loans	250
Deferred tax asset	(311)
Other assets	(779)

Adjusted goodwill resulting from acquisition of FKF as of September 30, 2011	$9,530

As of June 30, 2011, the corporation finalized its fair value estimates related to the Merger.

3. Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

	Three Months Ended September 30,		Nine months Ended September 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income (loss) available to common shareholders	$5,022	$(1,020)	$14,543	$3,609

Denominator for basic earnings per share – weighted average shares outstanding	12,948,979	12,184,447	12,664,704	10,284,897
Effect of dilutive potential common shares	36,306	—	35,080	12,836

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	12,985,285	12,184,447	12,699,784	10,297,733

Basic earnings per share	$0.39	$(0.08)	$1.15	$0.35
Diluted earnings per share	$0.39	$(0.08)	$1.15	$0.35
Antidilutive shares excluded from computation of average dilutive earnings per share	996,404	953,301	987,244	927,006

4. Investment Securities

The amortized cost and estimated fair value of investments, all of which are classified as available for sale, are as follows:

As of September 30, 2011

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$114,072	$464	$(27)	$114,509
Obligations of state & political subdivisions	3,428	40	—	3,468
Mortgage-backed securities	104,783	2,379	(65)	107,097
Collateralized mortgage obligations	21,694	241	(15)	21,920
Corporate bonds	12,664	133	(35)	12,762
Investment certificates of deposit	2,425	7	(4)	2,428
Other debt securities	1,400	—	—	1,400

Total fixed income investments	260,466	3,264	(146)	263,584

Bond mutual funds	11,940	13	(92)	11,861
Equity securities	243	41	—	284

Total non-maturity investments	12,183	54	(92)	12,145

Total	$272,649	$3,318	$(238)	$275,729

As of December 31, 2010

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. Treasury	$5,011	$134	$—	$5,145
Obligations of U.S. government agencies	156,301	704	(367)	156,638
Obligations of state & political subdivisions	32,013	358	(99)	32,272
Mortgage-backed securities	72,907	866	(246)	73,527
Collateralized mortgage obligations	2,068	30	—	2,098
Corporate bonds	10,803	—	(159)	10,644
Other debt securities	1,750	—	—	1,750

Total fixed income investments	280,853	2,092	(871)	282,074

Bond mutual funds	34,491	241	(10)	34,722
Equity securities	243	13	—	256

Total non-maturity investments	34,734	254	(10)	34,978

Total	$315,587	$2,346	$(881)	$317,052

The following table shows the amount of securities that were in an unrealized loss position:

As of September 30, 2011

	Unrealized Loss	Unrealized Loss	Unrealized Loss	Unrealized Loss	Unrealized Loss	Unrealized Loss
(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$21,349	$(27)	$—	$—	$21,349	$(27)
Mortgage-backed securities	4,687	(54)	2,969	(11)	7,656	(65)
Collateralized mortgage obligations	3,856	(15)	—	—	3,856	(15)
Investment certificates of deposit	445	(4)	—	—	445	(4)
Corporate bonds	4,006	(35)	—	—	4,006	(35)

Total fixed income investments	34,343	(135)	2,969	(11)	37,312	(146)

Bond mutual funds	11,220	(92)	—	—	11,220	(92)

Total	$45,563	$(227)	$2,969	$(11)	$48,532	$(238)

The following table shows the amount of securities that were in an unrealized loss position:

As of December 31, 2010

	Unrealized Loss	Unrealized Loss	Unrealized Loss	Unrealized Loss	Unrealized Loss	Unrealized Loss
(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$46,027	$(367)	$—	$—	$46,027	$(367)
Obligations of state & political subdivisions	10,158	(99)	—	—	10,158	(99)
Mortgage-backed securities	32,765	(246)	—	—	32,765	(246)
Corporate bonds	10,645	(159)	—	—	10,645	(159)

Total fixed income investments	99,595	(871)	—	—	99,595	(871)

Bond mutual funds	603	(10)	—	—	603	(10)

Total	$100,198	$(881)	$—	$—	$100,198	$(881)

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

As of September 30, 2011, securities having a market value of $131.3 million were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment securities as of September 30, 2011, by contractual maturity, are shown below:

	September 30, 2011
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,645	$1,645
Due after one year through five years	59,441	59,844
Due after five years through ten years	55,375	55,487
Due after ten years	17,528	17,591

Subtotal	133,989	134,567
Mortgage-related securities	126,477	129,017

Total available for sale securities	$260,466	$263,584

Included in the investment portfolio, but not in the table above, are $11.9 million of bond mutual funds and $284 thousand of equity securities which have no stated maturity or constant stated coupon rate. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

5. Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	September 30, 2011	December 31, 2010
Loans held for sale	$4,857	$4,838

Real estate loans:
Commercial mortgage	$414,656	$385,615
Home equity lines and loans	209,687	216,853
Residential mortgage	279,696	261,983
Construction	59,303	45,403

Total real estate loans	963,342	909,854
Commercial and industrial	271,228	239,266
Consumer	12,235	12,200
Leases	31,552	35,397

Total portfolio loans and leases	1,278,357	1,196,717
Total loans and leases	$1,283,214	$1,201,555

Loans with predetermined rates	$584,204	$544,784
Loans with adjustable or floating rates	699,010	656,771

Total loans and leases	$1,283,214	$1,201,555

Net deferred loan origination costs included in the above loan table	$485	$378

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010
Minimum lease payments receivable	$35,400	$39,711
Unearned lease income	(5,184)	(5,808)
Initial direct costs and deferred fees	1,336	1,494

Total	$31,552	$35,397

C. Troubled Debt Restructurings (“TDRs”):

The restructuring of a loan is considered a “troubled debt restructuring” if both of the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the creditor has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan, and (e) for leases, a reduced lease payment. A less common concession granted is the forgiveness of a portion of the principal.

The determination of whether a borrower is experiencing financial difficulties takes into account not only the current financial condition of the borrower, but also the potential financial condition of the borrower, were a concession not granted. Similarly, the determination of whether a concession has been granted is very subjective in nature. For example, simply extending the term of a loan at its original interest rate or even at a higher interest rate could be interpreted as a concession unless the borrower could readily obtain similar credit terms from a different lender.

The Corporation has adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Corporation reassessed all loan and lease modifications occurring since January 1, 2011 for identification as troubled debt restructurings. The reassessment of all loan and lease modifications since January 1, 2011 did not uncover any previously undisclosed TDRs.

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	September 30, 2011	December 31, 2010
TDRs included in nonperforming loans and leases	$901	$1,879
TDRs in compliance with modified terms	7,182	4,693

Total TDRs	$8,083	$6,572

The following table presents information regarding loan and lease modifications categorized as Troubled Debt Restructurings for the three months ended September 30, 2011:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	2	$230	$230
Construction	1	1,105	1,105
Leases	3	28	28

Total	6	$1,363	$1,363

The following table presents information regarding loan and lease modifications categorized as Troubled Debt Restructurings for the nine months ended September 30, 2011:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	1	$495	$495
Commercial and industrial	3	479	479
Construction	1	1,105	1,105
Leases	10	128	128

Total	15	$2,207	$2,207

The following table presents information regarding the types of loan and lease modifications made for the three months ended September 30, 2011:

	Number of Contracts
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change with Interest-Only Period	Contractual Payment Reduction (Leases only)
Commercial and industrial	—	—	2	—	—
Construction	—	1	—	—	—
Leases	—	—	—	—	3

Total	—	1	2	—	3

The following table presents information regarding the types of loan and lease modifications made for the nine months ended September 30, 2011:

	Number of Contracts
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change with Interest-Only Period	Contractual Payment Reduction (Leases only)
Residential	—	—	—	1
Commercial and industrial	—	—	2	1	—
Construction	—	1	—	—	—
Leases	—	—	—	—	10

Total	—	1	2	2	10

During the three and nine months ended September 30, 2011, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

D. Non-Performing Loans and Leases(1)

(dollars in thousands)	September 30, 2011	December 31, 2010
Non-accrual loans and leases:
Commercial mortgage	$1,113	$1,911
Home equity lines and loans	2,401	987
Residential mortgage	3,229	4,411
Construction	4,919	202
Commercial and industrial	2,453	1,692
Consumer	7	15
Leases	86	279

Total	$14,208	$9,497

Loans and leases 90 days or more past due and still accruing:
Consumer	$—	10

Total	—	10

Total non-performing loans and leases	$14,208	$9,507

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at the Merger date and which are performing, are excluded from this table, with the exception of $1.4 million and $785 thousand as of September 30, 2011 and December 31, 2010, respectively, of purchased credit-impaired loans which became non-performing subsequent to acquisition.

E. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Bank applies ASC 310-30 to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010
Outstanding principal balance	$23,682	$27,489
Carrying amount(1)	14,312	17,837

(1)	Includes $823 thousand and $1.1 million of purchased credit-impaired loans as of September 30, 2011 and December 31, 2010, respectively, for which the Bank could not estimate the timing or amount of expected cash flows to be collected at the Merger date, and for which no accretable yield is recognized. Additionally, the table above includes $1.4 million and $785 thousand as of September 30, 2011 and December 31, 2010, respectively, of purchased credit-impaired loans that subsequently became non-performing, which are disclosed in Note 5D, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Bank applies ASC 310-30, for the nine months ended September 30, 2011:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2010	$6,333
Accretion	(922)
Reclassifications from nonaccretable difference	3,449
Additions	2,276
Disposals	(168)

Balance, September 30, 2011	$10,968

F. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of September 30, 2011 and December 31, 2010:

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Over 89 Days and Accruing	Delinquency %(1)

As of September 30, 2011
Commercial mortgage	$425	$—	$1,510	$1,935	$412,721	$414,656	$—	0.47%
Home equity lines and loans	691	107	1,607	2,405	207,282	209,687	—	1.15%
Residential mortgage	1,549	301	2,330	4,180	275,516	279,696	—	1.49%
Construction	—	—	4,919	4,919	54,384	59,303	—	8.29%
Commercial and industrial	947	800	1,571	3,318	267,910	271,228	—	1.22%
Consumer	4	1	6	11	12,224	12,235	—	0.09%
Leases	89	142	66	297	31,255	31,552	—	0.94%

	$3,705	$1,351	$12,009	$17,065	$1,261,292	$1,278,357	$—	1.33%

(1)	Delinquency % equals total past due divided by total loans and leases

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Over 89 Days and Accruing	Delinquency %(1)

As of December 31, 2010
Commercial mortgage	$377	$—	$1,854	$2,231	$383,384	$385,615	$—	0.58%
Home equity lines and loans	958	981	988	2,927	213,926	216,853	—	1.35%
Residential mortgage	958	1,089	1,885	3,932	258,051	261,983	—	1.50%
Construction	1,730	201	—	1,931	43,472	45,403	—	4.25%
Commercial and industrial	1,467	68	1,344	2,879	236,387	239,266	—	1.20%
Consumer	21	3	23	47	12,153	12,200	10	0.39%
Leases	244	257	203	704	34,693	35,397	—	1.99%

	$5,755	$2,599	$6,297	$14,651	$1,182,066	$1,196,717	$10	1.22%

(1)	Delinquency % equals total past due divided by total loans and leases

G. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Corporation’s allowance for loan and lease losses, by loan category, for the three- and nine months ended September 30, 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2011	$2,571	$1,476	$1,246	$1,409	$3,619	$129	$638	$253	$11,341
Charge-offs	(599)	(56)	(159)	(812)	(1)	(7)	(183)	—	(1,817)
Recoveries	—	20	—	—	130	—	152	—	302
Provision for loan and lease losses	791	94	90	812	(103)	9	(11)	146	1,828

Balance, September 30, 2011	$2,763	$1,534	$1,177	$1,409	$3,645	$131	$596	$399	$11,654

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2010	$2,534	$1,563	$843	$633	$3,565	$115	$766	$256	$10,275
Charge-offs	(827)	(506)	(271)	(1,172)	(492)	(76)	(840)	—	(4,184)
Recoveries	—	20	—	—	133	5	373	—	531
Provision for loan and lease losses	1,056	457	605	1,948	439	87	297	143	5,032

Balance, September 30, 2011	$2,763	$1,534	$1,177	$1,409	$3,645	$131	$596	$399	$11,654

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses for the three and nine months ended September 30, 2010:

(dollars in thousands)
Balance, June 30, 2010	$9,841
Charge-offs	(3,934)
Recoveries	154
Provision for loan and lease losses	4,236

Balance, September 30, 2010	$10,297

(dollars in thousands)
Balance, December 31, 2009	$10,424
Charge-offs	(8,951)
Recoveries	481
Provision for loan and lease losses	8,343

Balance, September 30, 2010	$10,297

The following table details the allocation of the allowance for loan and lease losses by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2011 and December 31, 2010:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total

As of September 30, 2011
Allowance on loans and leases:
Individually evaluated for impairment	$1	$17	$198	$637	$126	$—	$13	$—	$992
Collectively evaluated for impairment	2,760	1,517	979	768	3,519	131	583	399	10,656
Purchased credit- impaired(1)	2	—	—	4	—	—	—	—	6

Total	$2,763	$1,534	$1,177	$1,409	$3,645	$131	$596	$399	$11,654

As of December 31, 2010
Allowance on loans and leases:
Individually evaluated for impairment	$111	$391	$34	$—	$56	$—	$27	$—	$619
Collectively evaluated for impairment	2,423	1,172	809	633	3,509	115	739	256	9,656
Purchased credit- impaired(1)	—	—	—	—	—	—	—	—	—

Total	$2,534	$1,563	$843	$633	$3,565	$115	$766	$256	$10,275

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2011 and December 31, 2010:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total

As of September 30, 2011
Carrying value of loans and leases:
Individually evaluated for impairment	$160	$2,437	$8,198	$5,972	$2,539	$7	$679	$19,992
Collectively evaluated for impairment	402,588	207,214	271,174	51,822	268,155	12,227	30,873	1,244,053
Purchased credit- impaired(1)	11,908	36	324	1,509	534	1	—	14,312

Total	$414,656	$209,687	$279,696	$59,303	$271,228	$12,235	$31,552	$1,278,357

As of December 31, 2010
Carrying value of loans and leases:
Individually evaluated for impairment	$1,855	$1,023	$7,321	$—	$1,836	$25	$1,356	$13,416
Collectively evaluated for impairment	372,452	215,717	254,324	40,054	236,703	12,173	34,041	1,165,464
Purchased credit- impaired(1)	11,308	113	338	5,349	727	2	—	17,837

Total	$385,615	$216,853	$261,983	$45,403	$239,266	$12,200	$35,397	$1,196,717

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As part of the process of allocating the allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•	Pass—Loans considered to be satisfactory with no indications of deterioration.

•

Special mention—Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard—Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

In addition, the remaining segments of the loan and lease portfolio, which include residential mortgage, home equity lines and loans, consumer, and leases, are allocated portions of the allowance based on their performance status.

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to allocate the allowance for loan and lease losses as of September 30, 2011 and December 31, 2010:

	Credit Risk Profile by Internally Assigned Grade(2)
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Pass	$409,441	$373,098	$44,718	$36,230	$264,770	$232,717	$718,929	$642,045
Special Mention	2,582	9,141	3,607	6,486	894	4,969	7,083	20,596
Substandard	2,633	1,680	10,726	2,687	5,062	735	18,421	5,102
Doubtful(1)	—	1,696	252	—	502	845	754	2,541

Total	$414,656	$385,615	$59,303	$45,403	$271,228	$239,266	$745,187	$670,284

(1) Loans balances classified as “Doubtful” have been reduced by partial charge-offs, and are carried at their net realizable value.

(2) Internally assigned grades have been updated between January 1, 2011 and September 30, 2011.

Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Performing	$276,467	$257,572	$207,286	$215,866	$12,228	$12,175	$31,466	$35,118	$527,447	$520,731
Non-performing	3,229	4,411	2,401	987	7	25	86	279	5,723	5,702

Total	$279,696	$261,983	$209,687	$216,853	$12,235	$12,200	$31,552	$35,397	$533,170	$526,433

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized

As of or for the three months ended September 30, 2011
Impaired loans with related allowance:
Commercial mortgage	$160	$158	$1	$158	$—	$—
Home equity lines and loans	2,437	2,489	18	2,493	1	—
Residential mortgage	7,476	7,569	197	7,597	66	—
Construction	5,973	7,162	636	7,613	14	—
Commercial and industrial	2,443	2,981	127	3,053	7	—

Total	$18,489	$20,359	$979	$20,914	$88	$—
Impaired loans without related allowance(1) (3):
Residential mortgage	$721	$811	$—	$739	$—	$—
Commercial and industrial	95	99	—	332	—	—
Consumer	7	7	—	7	—	—

Total	$823	$917	$—	$1,078	$—	$—

Grand total	$19,312	$21,276	$979	$21,992	$88	$—

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized

As of or for the nine months ended September 30, 2011
Impaired loans with related allowance:
Commercial mortgage	$160	$158	$1	$158	$—	$—
Home equity lines and loans	2,437	2,489	18	2,502	11	—
Residential mortgage	7,476	7,569	197	7,620	211	—
Construction	5,973	7,162	636	8,015	117	—
Commercial and industrial	2,443	2,981	127	3,064	41	—

Total	$18,489	$20,359	$979	$21,359	$380	$—
Impaired loans without related allowance(1) (3):
Residential mortgage	$721	$811	$—	$762	$—	$—
Commercial and industrial	95	99	—	346	2	—
Consumer loans	7	7	—	8	—	—

Total	$823	$917	$—	$1,116	$2	$—

Grand total	$19,312	$21,276	$979	$22,475	$382	$—

(1)	The 2011 tables above do not include the recorded investment of $679 thousand of impaired leases with a related $13 thousand allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	The table above excludes all purchased credit-impaired loans, which are discussed in Note 5E, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance

As of December 31, 2010
Impaired loans with related allowance:
Commercial mortgage	$1,696	$2,285	$110
Home equity lines and loans	749	1,099	390
Residential mortgage	2,480	2,480	56
Commercial and industrial	1,514	4,294	123

Total	$6,439	$10,158	$679
Impaired loans without related allowance(1) (3):
Commercial mortgage	$158	$158	$—
Home equity lines and loans	273	279	—
Residential mortgage	4,841	5,170	—
Commercial and industrial	323	500	—
Consumer	25	26	—

Total	$5,620	$6,133	$—

Grand total	$12,059	$16,291	$679

(1)	The 2010 table above does not include the recorded investment of $1.4 million of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal

6. Deposits

The following table details the components of deposits:

(dollars in thousands)	September 30, 2011	December 31, 2010
Non-interest-bearing demand	$292,415	$282,356
Savings, NOW and market rate accounts	739,982	696,094
Time deposits	224,331	245,669
Wholesale time deposits	28,992	37,201
Other wholesale deposits	65,428	80,112

	$1,351,148	$1,341,432

7. Short-term and Other Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less) which consist of funds obtained from overnight repurchase agreements with commercial customers and overnight fed funds are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010
Overnight fed funds	$10,000	$—
Repurchase agreements	12,535	10,051

Total short-term borrowings	$22,535	10,051

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Balance at period-end	$22,535	$—	$22,535	$—
Maximum amount outstanding at any month-end	22,535	—	23,326	—
Average balance outstanding during the period	10,908	—	10,110	249
Weighted-average interest rate:
As of period-end	0.32%	N/A	0.32%	N/A
Paid during the period	0.23%	N/A	0.25%	0.01%

B. FHLB Advances and Other Borrowings

The Corporation’s other borrowings consist mainly of advances from the FHLB as well as a commercial mortgage on its Wealth Management Division’s offices located in Bryn Mawr, Pennsylvania.

The following table presents the remaining periods until maturity of the FHLB advances and other borrowings:

(dollars in thousands)	September 30, 2011	December 31, 2010
Within one year	$32,790	$63,680
Over one year through five years	84,408	72,980
Over five years through ten years	22,277	22,345
Over ten years	1,057	1,139

Total	$140,532	$160,144

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range*		Weighted Average Rate	Stated Interest Rate		Balance
Description	From	To		From	To	September 30, 2011	December 31, 2010
Fixed amortizing	08/02/12	12/29/15	3.56%	3.15%	3.90%	$12,395	$19,028
Adjustable amortizing (commercial mortgage)	01/01/29	01/01/29	5.50%	5.50%	5.50%	1,958	2,000
Bullet maturity	11/09/11	05/19/16	2.60%	1.19%	4.12%	78,000	65,500
Convertible-fixed	12/11/12	08/20/18	2.01%	1.25%	2.62%	48,179	73,616

Total						$140,532	$160,144

*	Maturity range refers to September 30, 2011 balances

Included in the table above as of September 30, 2011 and December 31, 2010 are $48.2 million and $73.6 million, respectively, of FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of September 30, 2011, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2011. These advances are included in the periods in which they mature, rather than the period in which they are subject to conversion.

C. Other FHLB Information

As of September 30, 2011, the Corporation had a maximum borrowing capacity with the FHLB of approximately $657.9 million, of which the unused capacity was $510.5 million. In addition, there were unused capacities of $54.0 million in overnight federal funds line and $61.1 million of Federal Reserve Discount Window borrowings as of September 30, 2011. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $12.2 million at September 30, 2011, and $14.2 million at December 31, 2010. The carrying amount of the FHLB stock approximates its redemption value. On December 23, 2008, the FHLB announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. There were no dividends paid on FHLB stock during the three- and nine month periods ended September 30, 2011 and 2010. During the three and nine months ended September 30, 2011 the FHLB redeemed $642 thousand and $2.0 million of its capital stock, respectively.

The level of required investment in FHLB stock is based on the balance of outstanding loans the Corporation has from the FHLB. Although FHLB stock is a financial instrument that represents an equity interest in the FHLB, it does not have a readily determinable fair value. FHLB stock is generally viewed as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation regularly reviews financial statements filed by the FHLB. The most recent financial information available as of October 27, 2011 indicates net income of $11.9 million for the third quarter of 2011. In addition, credit-related other-than-temporary impairments have declined by more than 74.2% for the three months ended September 30, 2011, as compared to the same period in 2010. Management believes that these indicators, as well as the fact that the FHLB has resumed redemption of its capital stock, support the Corporation’s assessment that its investment in FHLB capital stock is not other-than-temporarily impaired.

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

The PSAs that have been granted to date vest based on the Corporation’s total shareholder return relative to the performance of the NASDAQ Community Bank Index for the respective period. The amount of PSAs earned will not exceed 100% of the PSAs awarded. The fair value of the PSAs is calculated using the Monte Carlo Simulation method.

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

The following table provides information about options outstanding for the three months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding June 30, 2011	908,540	$20.19	$4.48
Granted	—	—	—
Forfeited	(7,830)	21.12	4.82
Expired	(19,330)	20.99	2.63
Exercised	(4,910)	18.56	3.95

Options outstanding September 30, 2011	876,470	$20.18	$4.49

The following table provides information about options outstanding for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2010	993,710	$19.82	$4.38
Granted	—	—	—
Forfeited	(16,320)	20.94	4.80
Expired	(32,330)	21.87	3.82
Exercised	(68,590)	14.08	2.76

Options outstanding September 30, 2011	876,470	$20.18	$4.49

The following table provides information about unvested options for the three months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options June 30, 2011	241,084	$20.71	$4.76
Granted	—	—	—
Vested	(74,739)	21.16	4.82

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Forfeited	(7,830)	21.12	4.81

Unvested options September 30, 2011	158,515	$20.49	$4.73

The following table provides information about unvested options for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2010	249,574	$20.72	$4.76
Granted	—	—	—
Vested	(74,739)	21.16	4.82
Forfeited	(16,320)	20.94	4.79

Unvested options September 30, 2011	158,515	$20.49	$4.73

For the three and nine months ended September 30, 2011 there were no grants of stock options.

For the three months ended September 30, 2011, the Corporation recognized $83 thousand of expense related to the stock options. For the nine months ended September 30, 2011, the Corporation recognized $280 thousand of expense related to the stock options. As of September 30, 2011, the total not-yet-recognized compensation expense of unvested stock options is $551 thousand. This expense will be recognized over a weighted average period of 2.00 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and nine months ended September 30, 2011 and 2010 are detailed below:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from exercise of stock options	$91	$85	$966	$257
Related tax benefit recognized	4	12	141	58

Net proceeds of options exercised	$95	$97	$1,107	$315

Intrinsic value of options exercised	$11	$72	$444	$425

The following table provides information about options outstanding and exercisable at September 30, 2011:

	Outstanding	Exercisable
Number of shares	876,470	717,955
Weighted average exercise price	$20.17	$20.10
Aggregate intrinsic value	$41,419	$41,419
Weighted average contractual term in years	4.5	3.5

C. Restricted Stock Awards and Performance Stock Awards

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

On January 1, 2011, the Corporation granted 9,000 RSAs with a grant date fair value of $18.56 per share. The awards are subject to a three-year cliff vesting period and are contingent on achievement of specific performance goals.

On August 9, 2011, the Corporation granted 15,648 RSAs with a grant date fair value of $19.17 per share. The awards are subject to a four-year cliff vesting period and are contingent on continued employment through the vesting date.

For the three and nine months ended September 30, 2011, the Corporation recognized $36 thousand and $85 thousand of expense related to the Corporation’s RSAs, respectively. As of September 30, 2011, there was $546 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 3.3 years.

The following table details the unvested RSAs for the three- and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	20,920	$17.09	11,920	$16.78
Granted	15,648	19.17	24,648	18.56
Vested	(2,980)	16.78	(2,980)	16.78
Forfeited	—	—	—	—

Ending balance	33,588	$18.09	33,588	$18.09

The compensation expense for PSAs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation. The Simulation used various assumptions that include expected volatility of 54.8%, a risk free rate of return of 0.74% and a correlation co-efficient of 0.56%.

On August 12, 2011, the Corporation granted 60,238 PSAs at a grant date fair value of $10.07 per share. The awards are subject to a three-year cliff vesting period, and are contingent on continued employment through the vesting date and the attainment of certain performance goals related to total shareholder return indexed to the NASDAQ Community Bank Index for the respective period.

For the three and nine months ended September 30, 2011, the Corporation recognized $137 thousand and $235 thousand of expense related to the PSAs, respectively. As of September 30, 2011, there was $837 thousand of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.89 years.

The following table details the unvested PSAs for the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	58,867	$9.64	60,267	$9.64
Granted	60,238	10.07	60,238	10.07
Vested	—	—	—	—
Forfeited	(1,744)	9.64	(3,144)	9.64

Ending balance	117,361	$9.86	117,361	$9.86

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

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	SERP		QDBP		PRBP
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Service cost	$78	$46	$—	$(24)	$—	$—
Interest cost	52	56	421	431	12	13
Expected return on plan assets	—	—	(555)	(596)	—	—
Amortization of transition obligation	—	—	—	—	6	6
Amortization of prior service costs	21	22	—	—	(14)	(35)
Amortization of net (gain) loss	—	7	200	194	19	19

Net periodic benefit cost	$151	$131	$66	$5	$23	$3

	Nine Months Ended September 30,
	SERP		QDBP		PRBP
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Service cost	$235	$138	$—	$—	$—	$—
Interest cost	156	168	1,263	1,291	36	39
Expected return on plan assets	—	—	(1,665)	(1,574)	—	—
Amortization of transition obligation	—	—	—	—	19	18
Amortization of prior service costs	63	66	—	—	(42)	(105)
Amortization of net (gain) loss	—	21	600	576	57	57

Net periodic benefit cost	$454	$393	$198	$293	$70	$9

QDBP: As stated in the Corporation’s 2010 Annual Report, the Corporation did not have any minimum funding requirements for its QDBP for 2010. As of September 30, 2011, no contributions were made to the QDBP.

SERP: The Corporation contributed $37 thousand and $110 thousand during the three and nine months ended September 30, 2011 and it is expected to contribute an additional $38 thousand to the SERP plan for the remaining three months of 2011.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

10. Segment Information

The Corporation aggregates certain of its operations and has identified four segments as follows: Banking, Wealth Management, Mortgage Banking, and All Other.

Segment information for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,
	2011					2010
(dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income (expense)	$15,943	$1	$5	$(295)	$15,654	$15,027	$3	$—	$(248)	$14,782
Less loan loss provision	1,828	—	—	—	1,828	4,236	—	—	—	4,236

Net interest income (expense) after loan loss provision	14,115	1	5	(295)	13,826	10,791	3	—	(248)	10,546

Other income:
Fees for wealth management services	—	6,098	—	—	6,098	—	3,689	—	—	3,689
Service charges on deposit accounts	646	—	—	—	646	672	—	—	—	672
Loan servicing and other fees	47	—	402	—	449	61	—	361	—	422
Net gain on sale of loans	—	—	764	—	764	10	—	1,179	—	1,189
Net loss on sale of OREO	70	—	—	—	70	—	—	—	—	—
Other operating income	1,148	5	31	65	1,249	954	8	60	59	1,081

Total other income.	1,911	6,103	1,197	65	9,276	1,697	3,697	1,600	59	7,053
Other expenses:
Salaries and wages	4,702	2,306	296	335	7,639	4,801	1,735	299	212	7,047
Employee benefits	1,103	563	33	(25)	1,674	1,328	315	20	(17)	1,646
Occupancy and equipment	1,800	291	43	(44)	2,090	1,699	195	50	(54)	1,890
Due diligence and merger-related expenses	135	—	—	—	135	4,292	—	—	—	4,292
Impairment of MSRs	—	—	468	—	468	—	—	168	—	168
Other operating expenses	2,990	1,002	440	(453)	3,979	3,646	369	409	(102)	4,322

Total other expenses	10,730	4,162	1,280	(187)	15,985	15,766	2,614	946	39	19,365

Segment profit (loss)	5,296	1,942	(78)	(43)	7,117	(3,278)	1,086	654	(228)	(1,766)
Intersegment pretax (revenues) expenses*	567	31	9	(607)	—	94	25	10	(129)	—

Pre-tax segment profit (loss) after eliminations	$5,863	$1,973	$(69)	$(650)	$7,117	$(3,184)	$1,111	$664	$(357)	$(1,766)

% of segment (loss) pre-tax profit (loss) after eliminations	82.4%	27.7%	(1.0)%	(9.1)%	100.0%	180.4%	(62.9)%	(37.7)%	20.2%	100.0%
Period-end segment assets (in millions)	$1,714	$33	$5	$5	$1,757	$1,665	$13	$6	$30	$1,714

	Nine Months Ended September 30,
	2011					2010
(dollars in thousands)	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated	Banking	Wealth Management	Mortgage Banking	All Other	Consolidated
Net interest income (expense)	$47,743	$5	$1	$(889)	$46,860	$37,247	$7	$—	$(304)	$36,950
Less loan loss provision	5,032	—	—	—	5,032	8,343	—	—	—	8,343

Net interest income (expense) after loan loss provision	42,711	5	1	(889)	41,828	28,904	7	—	(304)	28,607

Other income:
Fees for wealth management services	—	15,363	—	—	15,363	—	11,418	—	—	11,418
Service charges on deposit accounts	1,841	—	—	—	1,841	1,662	—	—	—	1,662
Loan servicing and other fees	158	—	1,212	—	1,370	144	—	1,039	—	1,183
Net gain on sale of loans	—	—	1,818	—	1,818	10	—	2,310	—	2,320
Net loss on sale of OREO	(37)	—	(22)	—	(59)	—	—	—	—	—
Other operating income	4,045	13	78	182	4,318	3,214	27	160	118	3,519

Total other income	6,007	15,376	3,086	182	24,651	5,030	11,445	3,509	118	20,102
Other expenses:
Salaries and wages	13,112	5,935	825	808	20,680	11,058	5,277	799	545	17,679
Employee benefits	3,444	1,498	137	(79)	5,000	3,321	1,227	82	(62)	4,568
Occupancy and equipment	5,596	732	128	(133)	6,323	4,335	593	153	(154)	4,927
Due diligence and merger-related expenses	616	—	—	—	616	5,277	—	—	—	5,277
Impairment of MSRs	—	—	672	—	672	—	—	386	—	386
Other operating expenses	10,014	2,172	1,055	(1,481)	11,760	8,495	1,224	1,039	(374)	10,384

Total other expenses	32,782	10,337	2,817	(885)	45,051	32,486	8,321	2,459	(45)	43,221

Segment profit (loss)	15,936	5,044	270	178	21,428	1,448	3,131	1,050	(141)	5,488
Intersegment pretax (revenues) expenses*	1,862	90	29	(1,981)	—	798	83	30	(911)	—

Pre-tax segment profit (loss) after eliminations	$17,798	$5,134	$299	$(1,803)	$21,428	$2,246	$3,214	$1,080	$(1,052)	$5,488

% of segment (loss) pre-tax profit (loss) after eliminations	83.1%	23.9%	1.4%	(8.4)%	100.0%	40.9%	58.6%	19.7%	(19.2)%	100.0%
Period-end segment assets (in millions)	$1,714	$33	$5	$5	$1,757	$1,665	$13	$6	$30	$1,714

*	Inter-segment revenues consist of rental payments, insurance commissions and a management fee.

Other segment information is as follows:

Wealth Management Segment Activity

(dollars in millions)	September 30, 2011	December 31, 2010
Total wealth assets under management, administration, supervision and brokerage	$4,501	$3,413

Mortgage Segment Activity

(dollars in thousands)	September 30, 2011	December 31, 2010
Mortgage loans serviced for others	$593,125	$605,485
Mortgage servicing rights	4,206	4,925

11. Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(dollars in thousands)	2011	2010
Balance, July 1	$4,662	$3,759
Additions	209	624
Amortization	(197)	(206)
Recovery	—	4
Impairment	(468)	(172)

Balance, September 30	$4,206	$4,009

Fair value	$4,206	$4,082

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010
Balance, January 1	$4,925	$4,059
Additions	477	951
Amortization	(524)	(615)
Recovery	—	4
Impairment	(672)	(390)

Balance, September 30	$4,206	$4,009

Fair value	$4,206	$4,082

As of September 30, 2011 and December 31, 2010, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010
Fair value amount of MSRs	$4,206	$5,815
Weighted average life (in years)	4.0	5.6
Prepayment speeds (constant prepayment rate)*	18.9	13.0
Impact on fair value:
10% adverse change	$(257)	$(265)
20% adverse change	$(489)	$(510)
Discount rate	10.25%	10.26%
Impact on fair value:
10% adverse change	$(123)	$(210)
20% adverse change	$(239)	$(406)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

12. Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008, FKF in July, 2010 and PWMG in May, 2011 are detailed below:

(dollars in thousands)	Beginning Balance 1/1/11	Additions	Amortization	Ending Balance 9/30/11	Amortization Period
Goodwill – Lau	$7,918	$—	$—	$7,918	Indefinite
Goodwill – FKF	9,530	—	—	9,530	Indefinite
Goodwill – PWMG	—	5,721	—	5,721	Indefinite
Core deposit intangible	1,951	—	(246)	1,705	10 years
Customer relationships	4,473	8,610	(450)	12,633	15 to 20 years
Non compete agreement	400	3,830	(272)	3,958	5.5 to 10 years
Brand (trade name)	240	—	—	240	Indefinite

Total	$24,512	$18,161	$(968)	$41,705

The Corporation performed its annual review of goodwill and identifiable intangible assets at December 31, 2010 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the nine months ended September 30, 2011, the Corporation determined there were no events that would trigger impairment testing of goodwill and other intangible assets.

13. Shareholders’ Equity

Dividend

During the third quarter of 2011, the Corporation declared and paid a regular quarterly dividend of $0.15 per share. This payment totaled $1.9 million, based on outstanding shares at August 9, 2011 of 12,949,313. On October 27, 2011, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.15 per share payable December 1, 2011 to shareholders of record as of November 8, 2011.

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

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission a prospectus supplement in order to register 850,000 shares of its common stock, under the Shelf Registration Statement in connection with a Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan allows for the grant of a request for waiver (“RFW”) above the Plan maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of the Corporation’s common stock and general economic and market conditions. The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the nine months ended September 30, 2011, the Corporation issued 357,793 shares and raised $6.8 million through the Plan. As of September 30, 2011, there are 291,391 shares remaining for issuance under the Plan.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the three and nine months ended September 30, 2011. There were no reserves for uncertain income tax positions recorded during the three and nine months ended September 30, 2011.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at September 30, 2011 and December 31, 2010 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring basis as of September 30, 2011:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. government agencies	$114.5	$—	$114.5	$—
Obligations of state & political subdivisions	3.5	—	3.5	—
Mortgage-backed securities	107.1	—	107.1	—
Collateralized mortgage obligations	21.9	—	21.9	—
Corporate bonds	12.8	—	12.8	—
Investment certificates of deposit	2.4	—	2.4
Other equity investments	0.3	0.3	—	—
Bond mutual funds	11.9	11.9	—	—
Other debt securities	1.4	—	1.4	—

Total assets measured on a recurring basis at fair value	$275.8	$12.2	$263.6	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$4.2	$—	$4.2	$—
Impaired loans and leases	19.0	—	19.0	—
Other real estate owned (“OREO”)	1.3	—	1.3	—

Total assets measured on a non-recurring basis at fair value	$24.5	$—	$24.5	$—

Fair value of assets measured on a recurring basis as of December 31, 2010:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. Treasury	$5.1	$5.1	$—	$—
Obligations of the U.S. government agencies	156.6	—	156.6	—
Obligations of state & political subdivisions	32.3	—	32.3	—
Mortgage-backed securities	73.5	—	73.5	—
Collateralized mortgage obligations	2.1	—	2.1	—
Corporate bonds	10.6	—	10.6	—
Other equity investments	0.3	0.3	—	—
Bond mutual funds	34.7	34.7	—	—
Other debt securities	1.8	—	1.8	—

Total assets measured on a recurring basis at fair value	$317.0	$40.1	$276.9	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$0.7	$—	$0.7	$—
Impaired loans and leases	12.7	—	12.7
OREO	2.5	—	2.5	—

Total assets measured on a non-recurring basis at fair value	$15.9	$—	$15.9	$—

During the three and nine months ended September 30, 2011, net increases of $744 thousand and $557 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value on the impaired loans in the above tables.

There have been no transfers between levels during the nine months ended September 30, 2011.

Other Real Estate Owned and Other Repossessed Property:

Other real estate owned consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of cost or fair value less cost to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Corporation had $1.3 million and $2.5 million in OREO assets as of September 30, 2011 and December 31, 2010, respectively. OREO assets with a carrying value of $500 thousand and $2.1 million were sold during the three and nine months ended September 30, 2011, respectively, with a net gain of $70 thousand and a net loss of $59 thousand for the three and nine months ended September 30, 2011, respectively.

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

The carrying amount and estimated fair value of the Corporation’s financial instruments as of the dates indicated are as follows:

	As of September 30, As of December 31
	2011		2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$63,112	$63,112	$89,484	$89,484
Investment securities AFS	275,729	275,729	317,052	317,052
Loans held for sale	4,857	5,093	4,838	4,874
Net portfolio loans and leases	1,266,703	1,279,959	1,186,442	1,204,056
Mortgage servicing rights	4,206	4,206	4,925	5,815
Other assets	23,255	23,255	25,853	25,853

Total financial assets	$1,637,862	$1,651,354	$1,628,594	$1,647,134

Financial liabilities:
Deposits	$1,351,148	$1,351,914	$1,341,432	$1,342,294
Short-term borrowings	22,535	22,535	10,051	10,051
FHLB advances and other borrowings	140,532	144,740	160,144	163,693
Subordinated debentures	22,500	21,503	22,500	22,732
Junior subordinated debentures	12,000	12,043	12,029	12,029
Other liabilities	21,256	21,256	24,174	24,174

Total financial liabilities	$1,569,971	$1,573,991	$1,570,330	$1,574,973

17. New Accounting Pronouncements

FASB ASU No. 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” (ASU 2011-02). The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Corporation has adopted the methodologies prescribed by this ASU.

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

FASB ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220)

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220)”, which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The Corporation has adopted ASU No. 2011-05 in its consolidated financial statements.

FASB ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350)

On September 15, 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other– Testing Goodwill for Impairment.” The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions of ASU 2011-08 will be effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The Corporation does not expect that adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

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

Acquisition of the Private Wealth Management Group of the Hershey Trust Company

On May 27, 2011, the acquisition of the Private Wealth Management Group (“PWMG”) of the Hershey Trust Company (“HTC”) by the Corporation (the “Acquisition”) was completed. The acquisition of PWMG initially increased the Corporation’s Wealth Management Division assets under management by $1.1 billion. As of September 30, 2011, the assets under management acquired in the Acquisition were valued at approximately $1.0 billion. The purchase price for the Acquisition was $18.4 million, of which $8.2 million cash and 322,101 unregistered shares of the Corporation’s common stock, valued at $6.7 million, were paid at closing, and $3.6 million cash was placed in escrow to be paid in three equal installments on the 6-, 12- and 18-month anniversaries of February 17, 2010, subject to certain post-closing contingencies relating to the assets under management. The first post-closing payment of $1.2 million was issued on August 17, 2011. Additionally, on September 30, 2011, the Corporation filed with the SEC a registration statement on Form S-3 (File No. 333-177109) to register for resale the 322,101 shares issued as part of the purchase price. The Corporation expects the SEC to declare this registration statement effective in the fourth quarter of 2011.

Acquisition of First Keystone Financial, Inc.

The Corporation’s merger with First Keystone Financial, Inc. (“FKF”), which was completed on July 1, 2010 (the “Merger”) included the acquisition of $275 million of loans, $101 million of investment securities, $321 million of deposits and $106 million of borrowings, as well as eight full-service branch locations.

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

Other significant accounting policies are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2010 Annual Report.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, and the changes in its financial condition as of September 30, 2011 compared to December 31, 2010. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results

•	A comparison of the results of operations for the three months ended September 30, 2011, to the same period in 2010, reflects the impact of the May 27, 2011 Acquisition of PWMG.

•

Net income for the three months ended September 30, 2011 was $5.0 million, or diluted earnings per share of $0.39, an increase of $6.0 million as compared to a net loss of $1.0 million, or diluted loss per share of $0.08, for the same period in 2010.

•

Annualized return on average equity (“ROE”) and annualized return on average assets (“ROA”) for the three months ended September 30, 2011 were 10.81% and 1.14%, respectively, as compared to ROE and ROA of (2.55)% and (0.29)%, respectively, for the same period in 2010.

•	Tax-equivalent net interest income increased $780 thousand, or 5.2%, to $15.7 million for the three months ended September 30, 2011, as compared to $14.9 million for the same period in 2010.

•

The provision for loan and lease losses (the “Provision”) for the three months ended September 30, 2011 was $1.8 million, a decrease of $2.4 million, or 56.8%, from the $4.2 million recorded for the same period in 2010.

•	Non-interest income of $9.2 million for the three months ended September 30, 2011 increased $2.2 million, or 31.5%, as compared to $7.0 million for the same period in 2010.

•	Non-interest expense of $16.0 million for the three months ended September 30, 2011 decreased $3.4 million, or 17.5%, as compared to $19.4 million for the same period in 2010.

•	Fees for Wealth Management services of $6.1 million for the three months ended September 30, 2011 increased $2.4 million, or 65.3%, as compared to $3.7 million for the same period in 2010.

Nine Month Results

•

A comparison of the results of operations for the nine months ended September 30, 2011, to the same period in 2010, reflects the impact of the May 27, 2011 acquisition of PWMG as well as the July 1, 2010 Merger with FKF.

•

Net income for the nine months ended September 30, 2011 was $14.5 million, or diluted earnings per share of $1.15, an increase of $10.9 million, or 302.8%, as compared to net income of $3.6 million, or diluted earnings per share of $0.35, for the same period in 2010.

•	ROE and ROA for the nine months ended September 30, 2011 were 11.14% and 1.13%, respectively, as compared to ROE and ROA of 3.77% and 0.34%, respectively, for the same period in 2010.

•	Tax-equivalent net interest income increased $9.7 million, or 26.0%, to $47.1 million for the nine months ended September 30, 2011, as compared to $37.4 million for the same period in 2010.

•	The Provision for the nine months ended September 30, 2011 was $5.0 million, a decrease of $3.3 million, or 39.7%, from the $8.3 million recorded for the same period in 2010.

•	Non-interest income of $24.7 million for the nine months ended September 30, 2011 increased $4.5 million, or 22.6%, as compared to $20.1 million for the same period in 2010.

•	Non-interest expense of $45.1 million for the nine months ended September 30, 2011 increased $1.8 million, or 4.2%, as compared to $43.2 million for the same period in 2010.

•	Fees for Wealth Management services of $15.4 million for the nine months ended September 30, 2011 increased $3.9 million, or 34.6%, as compared to $11.4 million for the same period in 2010.

Changes in Financial Condition

•	Total assets of $1.76 billion as of September 30, 2011 increased $25.4 million from $1.73 billion as of December 31, 2010.

•	Shareholders’ equity of $187.1 million as of September 30, 2011 increased $25.7 million from $161.4 million as of December 31, 2010.

•	Total portfolio loans and leases as of September 30, 2011 were $1.28 billion, an increase of $81.6 million, or 6.8%, from the December 31, 2010 balance of $1.20 billion.

•

Total non-performing loans and leases of $14.2 million represented 1.11% of portfolio loans and leases as of September 30, 2011 as compared to $9.5 million, or 0.79%, of portfolio loans and leases as of December 31, 2010.

•

The allowance for loan and lease losses (the “Allowance”) of $11.7 million as of September 30, 2011 represented 0.91% of portfolio loans and leases as compared to $10.3 million, or 0.86%, of portfolio loans and leases as of December 31, 2010.

•	Total deposits of $1.35 billion as of September 30, 2011 increased $9.7 million, or 0.7%, from $1.34 billion as of December 31, 2010.

•	Wealth Management assets under management, administration, supervision and brokerage as of September 30, 2011 were $4.5 billion, an increase of $1.1 billion from December 31, 2010.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2011 and 2010 are shown in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Annualized return on average equity	10.81%	(2.55)%	11.14%	3.77%
Annualized return on average assets	1.14%	(0.29)%	1.13%	0.34%
Efficiency ratio *	64.7%	88.7%	63.0%	75.8%
Tax equivalent net interest margin	3.90%	3.66%	3.98%	3.82%
Diluted earnings per share	$0.39	$(0.08)	$1.15	$0.35
Dividend per share	$0.15	$0.14	$0.45	$0.42

*	The efficiency ratio is calculated by dividing the non-interest expense by the sum of net interest income and non-interest income.

Key period end ratios and balances for the periods indicated are shown in the table below:

(dollars in millions, except per share amounts)	September 30, 2011	December 30, 2010	September 30, 2010
Book value per share	$14.30	$13.24	$12.99
Tangible book value per share	$11.11	$11.21	$11.03
Allowance for loan and lease losses as a percentage of loans and leases	0.91%	0.86%	0.88%
Allowance for originated loan and lease losses as a percentage of originated loans and leases*	1.08%	1.08%	1.12%
Tier I capital to risk weighted assets	11.71%	11.30%	10.82%
Tangible common equity ratio	8.48%	8.01%	7.95%
Loan to deposit ratio	94.97%	89.60%	93.40%
Wealth assets under management, administration, supervision and brokerage	$4,501.4	$3,412.9	$3,291.3
Portfolio loans and leases	$1,278.4	$1,196.7	$1,176.4
Total assets	$1,757.1	$1,731.8	$1,714.2
Shareholders’ equity	$187.1	$161.4	$158.3

*	A non-GAAP measure. Refer to “Non-GAAP Financial Measures Reconciliation” at page 43 below for reconciliation of the non-GAAP measure to the GAAP measure.

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

Tax-Equivalent Net Interest Income

Tax-equivalent net interest income for the three months ended September 30, 2011, of $15.7 million, was $780 thousand, or 5.2%, higher than the tax-equivalent net interest income of $14.9 million for the same period in 2010. This slight increase was primarily related to the $91.5 million decrease in average interest-bearing liabilities for the three months ended September 30, 2011 as compared to the same period in 2010, primarily comprised of Federal Home Loan Bank (“FHLB”) advances which matured during the period. Partially offsetting the decrease in average interest-bearing liabilities for the three months ended September 30, 2011 as compared to the same period in 2010 was a $17.6 million decrease in average interest-earning assets. This decrease was comprised of decreases of $64.7 million and $37.4 million in average investments and average interest-bearing deposits with other banks, offset by an $84.5 million, or 7.2%, increase in average loans and leases.

Tax-equivalent net interest income for the nine months ended September 30, 2011 of $47.1 million was $9.7 million, or 26.0%, higher than the tax-equivalent net interest income of $37.4 million for the same period in 2010. This increase was primarily related to the $273.8 million increase in average interest-earning assets for the nine months ended September 30, 2011 as compared to the same period in 2010, largely comprised of loans and investment securities acquired in the Merger. Partially offsetting the increase in average interest-earning assets for the nine months ended September 30, 2011, was a $197.2 million increase in average interest-bearing liabilities, which were also largely a result of the Merger. In addition, the 22 basis point decline in funding costs, to 0.96% for the nine months ended September 30, 2011 from 1.18% for the same period in 2010, was primarily related to market conditions as well as the Bank’s management of deposit pricing.

Rate/Volume Analysis (tax equivalent basis*)

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

(dollars in thousands) Increase/(Decrease)	Three Months Ended September 30, 2011 Compared to 2010			Nine months Ended September 30, 2011 Compared to 2010
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with other banks	$(24)	$(8)	$(32)	$(20)	$(4)	$(24)
Money market funds	—	—	—	—	—	—
Investment securities	(407)	(39)	(446)	187	(83)	104
Loans and leases	1,220	(635)	585	9,815	(518)	9,297

Total interest income	789	(682)	107	9,982	(605)	9,377

Interest expense:
Savings, NOW and market rate accounts	59	(128)	(69)	422	$(339)	83
Other wholesale deposits	(3)	(27)	(30)	24	(63)	(39)
Time deposits	(86)	17	(69)	341	(142)	199
Wholesale time deposits	(34)	(41)	(75)	(109)	(149)	(258)
Borrowed funds	(640)	210	(430)	269	(606)	(337)

Total interest expense	(704)	31	(673)	947	(1,299)	(352)

Interest differential	$1,493	$(713)	$780	$9,035	$694	$9,729

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include subordinated- and junior subordinated debentures, short-term borrowings and FHLB advances and other borrowings.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the three months ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$57,855	$29	0.20%	$95,226	$61	0.25%
Money market funds	108	—	—	106	—	—
Investment securities available for sale:
Taxable	277,634	1,159	1.66%	316,276	1,351	1.69%
Non-taxable	3,933	18	1.82%	29,999	272	3.60%

Total investment securities (3)	281,567	1,177	1.66%	346,275	1,623	1.86%

Loans and leases (1) (2)	1,259,864	17,529	5.52%	1,175,346	16,944	5.72%

Total interest earning assets	1,599,394	18,735	4.65%	1,616,953	18,628	4.57%
Cash and due from banks	11,905			12,668
Allowance for loan and lease losses	(11,790)			(10,068)
Other assets	144,447			130,495

Total assets	$1,743,956			$1,750,048

Liabilities:
Savings, NOW and market rate accounts	$724,266	$772	0.42%	$675,969	$841	0.49%
Other wholesale deposits	65,177	51	0.31%	67,596	81	0.48%
Wholesale time deposits	29,187	86	1.17%	36,864	161	1.73%
Time deposits	234,645	585	0.99%	269,653	654	0.96%

Total interest-bearing deposits	1,053,275	1,494	0.56%	1,050,082	1,737	0.66%
Subordinated debentures	22,500	279	4.92%	22,500	293	5.17%
Junior subordinated debentures	12,000	271	8.96%	12,066	223	7.43%
Short-term borrowings	10,908	6	0.22%	10,848	8	0.29%
FHLB advances and other borrowings	148,963	968	2.58%	243,698	1,430	2.33%

Total interest-bearing liabilities	1,247,646	3,018	0.96%	1,339,194	3,691	1.09%
Noninterest-bearing demand deposits	290,468			226,439

	For the three months ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Other liabilities	21,481			25,434

Total noninterest-bearing liabilities	311,949			251,873

Total liabilities	1,559,595			1,591,067
Shareholders’ equity	184,361			158,981

Total liabilities and shareholders’ equity	$1,743,956			$1,750,048

Net interest spread			3.69%			3.48%
Effect of noninterest-bearing sources			0.21%			0.18%
Tax equivalent net interest income and margin on earning assets*		$15,717	3.90%		$14,937	3.66%

Tax equivalent adjustment*		$64	0.02%		$155	0.04%

*	The tax rate used in the calculation of the tax-equivalent income is 35%.
(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Investment securities include trading and available for sale.

	For the nine months ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with other banks	$50,778	$88	0.23%	$61,196	$112	0.24%
Money market funds	167	1	0.80%	589	1	0.23%
Investment securities available for sale:
Taxable	283,354	3,762	1.78%	230,887	3,240	1.88%
Non-taxable	11,486	403	4.69%	26,567	821	4.13%

Total investment securities (3)	294,840	4,165	1.89%	257,454	4,061	2.11%
Loans and leases (1) (2)	1,237,692	51,765	5.59%	990,449	42,468	5.73%

Total interest earning assets	1,583,477	56,019	4.73%	1,309,688	46,642	4.76%
Cash and due from banks	12,249			11,132
Allowance for loan and lease losses	(11,157)			(10,195)
Other assets	137,793			90,150

Total assets	$1,722,362			$1,400,775

Liabilities:
Savings, NOW and market rate accounts	$713,223	$2,247	0.42%	$555,982	$2,164	0.52%
Other wholesale deposits	68,691	174	0.34%	57,317	213	0.50%
Wholesale deposits	31,333	248	1.06%	39,914	506	1.69%
Time deposits	237,948	1,765	0.99%	184,530	1,566	1.13%

Total interest-bearing deposits	1,051,195	4,434	0.56%	837,743	4,449	0.71%
Subordinated debentures	22,500	835	4.96%	22,500	846	5.03%
Junior subordinated debentures	12,012	814	9.06%	4,066	223	7.33%
Short-term borrowings	10,110	19	0.25%	3,656	8	0.29%
FHLB advances and other borrowings	147,189	2,787	2.53%	177,881	3,715	2.79%

Total interest-bearing liabilities	1,243,006	8,889	0.96%	1,045,846	9,241	1.18%
Noninterest-bearing demand deposits	281,714			203,093
Other liabilities	23,095			23,926

Total noninterest-bearing liabilities	304,809			227,019

	For the nine months ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Total liabilities	1,547,815			1,272,865
Shareholders’ equity	174,547			127,910

Total liabilities and shareholders’ equity	$1,722,362			$1,400,775

Net interest spread			3.77%			3.58%
Effect of noninterest-bearing sources			0.21%			0.24%
Tax equivalent net interest income and margin on earning assets*		$47,130	3.98%		$37,401	3.82%

Tax equivalent adjustment*		$270	0.02%		$451	0.04%

*	The tax rate used in the calculation of the tax-equivalent income is 35%.
(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has not been included for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Investment securities include trading and available for sale.

Tax Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin increased 24 basis points to 3.90% for the three months ended September 30, 2011, from 3.66% for the same period in 2010, as the 13 basis point decrease in the cost of funding was supplemented by an eight basis point increase in yield on interest-earning assets. The decrease in the cost of funding for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily related to the $94.7 million decrease in average FHLB advances between the periods.

The Corporation’s tax-equivalent net interest margin increased 16 basis points to 3.98% for the nine months ended September 30, 2011, from 3.82% for the same period in 2010 as a result of the 15 basis point decrease in the average rate paid on deposits, along with a 26 basis point decrease in average rate paid on FHLB advances. These decreases in rates paid were partially offset by decreases of 22 basis points and 14 basis points in the average yield earned on available for sale investment securities and loans and leases, respectively, for the nine months ended September 30, 2011, as compared to the same period in 2010.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below.

	Year	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
Net Interest Margin Last Five Quarters
3 rd Quarter	2011	4.65%	0.96%	3.69%	0.21%	3.90%
2 nd Quarter	2011	4.78%	0.98%	3.80%	0.21%	4.01%
1 st Quarter	2011	4.76%	0.93%	3.83%	0.20%	4.03%
4 th Quarter	2010	4.56%	1.04%	3.52%	0.21%	3.73%
3 rd Quarter	2010	4.57%	1.09%	3.48%	0.18%	3.66%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, Institutional Deposit Corporation (“IDC”) and Pennsylvania Local Government Investment Trust (“PLGIT”).

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

Summary of Interest Rate Simulation

	September 30, 2011
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$5,378	8.27%
+200 basis points	$3,724	5.73%
+100 basis points	$1,423	2.19%
-100 basis points	$(1,416)	(2.18%)

The interest rate simulation above indicates that the Corporation’s balance sheet is asset sensitive as of September 30, 2011, demonstrating that an increase in interest rates will have a positive impact on net interest income over the next 12 months while a decrease in interest rates will negatively impact net interest income. In this simulation, net interest income will increase if rates increase 100, 200 or 300 basis points. However, the 100-basis point-increase scenario indicates a less significant increase in net interest income over the next 12 months, than the other scenarios, as the Corporation has interest rate floors on many of its portfolio loans. In addition, the Corporation’s internal prime loan rate is set, as of September 30, 2011, at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%. The 100-basis point decrease scenario shows a $1.4 million, or 2.18%, decrease in net interest income over the next twelve months as some of the Corporation’s liabilities bear rates of interest below 1.00% and therefore would not be able to sustain the entire decrease. The four scenarios are directionally consistent with both the December 31, 2010 and June 30, 2011 simulations.

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

Gap Report

The interest sensitivity, or Gap report, identifies interest rate risk by showing repricing gaps in the Corporation’s balance sheet. All assets and liabilities are categorized in the following table according to their behavioral sensitivity, which is usually the earliest of either: repricing, maturity, contractual amortization, prepayments or likely call dates. Non-maturity deposits, such as NOW, savings and money market accounts are spread over various time periods based on the expected sensitivity of these rates considering liquidity and the investment preferences of the bank. Non-rate-sensitive assets and liabilities are spread over time periods to reflect the Corporation’s view of the maturity of these funds.

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

The following table presents the Corporation’s interest rate sensitivity position or Gap Analysis as of September 30, 2011:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$52.2	$—	$—	$—	$—	$52.2
Money market funds	0.1	—	—	—	—	0.1
Investment securities	81.4	81.5	98.1	14.7	—	275.7
Loans and leases(1)	496.5	163.2	510.9	112.6	—	1,283.2
Allowance	—	—	—	—	(11.7)	(11.7)
Cash and due from banks	—	—	—	—	10.8	10.8
Other assets	—	—	—	—	146.8	146.8

Total assets	$630.2	$244.7	$609.0	$127.3	$145.9	$1,757.1

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$56.3	$37.3	$198.8	$—	$—	$292.4
Savings, NOW and market rate	131.9	116.0	400.7	91.4	—	740.0
Time deposits	67.2	103.3	53.8	—	—	224.3
Other wholesale deposits	65.4	—	—	—	—	65.4
Wholesale time deposits	23.6	—	5.4	—	—	29.0
Short-term borrowings	22.5	—	—	—	—	22.5
FHLB advances and other borrowings	5.6	28.5	85.4	21.0	—	140.5
Subordinated debentures	22.5	—	—	—	—	22.5
Junior Subordinated debentures	—	—	—	12.0	—	12.0
Other liabilities	—	—	—	—	21.3	21.3
Shareholders’ equity	6.7	20.1	106.9	53.5	—	187.2

Total liabilities and shareholders’ equity	$401.7	$305.2	$851.0	$177.9	$21.3	$1,757.1

Interest-earning assets	$630.2	$244.7	$609.0	$127.3	$—	$1,611.2
Interest-bearing liabilities	316.2	247.8	545.3	124.4	—	1,233.7

Difference between interest-earning assets and interest-bearing liabilities	$314.0	$(3.1)	$63.7	$2.9	$—	$377.5

Cumulative difference between interest earning assets and interest-bearing liabilities	$314.0	$310.9	$374.6	$377.5	$—	$377.5

Cumulative earning assets as a % of cumulative interest bearing liabilities	199%	155%	134%	131%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90-day time frame and should theoretically experience an increase in net interest income during that time period if rates rise. It should be noted that the Gap analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The Gap report measures the timing of changes in rate, but not the true weighting of any specific line item. Accordingly, if rates decline, theoretically net interest income will also decline. This position is similar to the Corporation’s position at both December 31, 2010 and June 30, 2011.

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

Troubled Debt Restructurings (“TDRs”) – The Corporation follows guidance provided by FASB ASC 310-40, “Troubled Debt Restructurings by Creditors” in conjunction with the recently issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies existing guidance used by creditors to determine when a modification represents a concession and enhances the disclosure requirements related to TDRs. The restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Corporation will make the necessary disclosures related to the TDR. In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered to be a TDR. Once a loan or lease has been modified and is considered a TDR, it is reported as an impaired loan or lease. If the loan or lease deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired. Loans and leases that have performed for at least six months are reported as TDRs in compliance with modified terms.

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

Asset Quality and Analysis of Credit Risk

As of September 30, 2011, total non-performing loans and leases increased by $4.7 million, to $14.2 million, representing 1.11% of portfolio loans and leases, as compared to $9.5 million, or 0.79% of portfolio loans and leases as of December 31, 2010. The increase in the non-performing loans and leases of $4.7 million from December 31, 2010 to September 30, 2011 is primarily related to a $4.7 million increase in non-performing construction loans. This increase in nonperforming construction loans is comprised of a $1.4 million residential construction loan and the Bank’s $3.2 million participation in a residential construction loan that both became non-performing during the second quarter of 2011. In addition, increases of $761 thousand and $1.4 million in nonperforming commercial and industrial and home equity loans, respectively, were partially offset by $798 thousand and $1.2 million decreases in nonperforming commercial mortgage loans and residential mortgage loans, respectively. As of September 30, 2011, non-performing loans and leases include $1.4 million of loans acquired in the Merger.

The Provision for the three months ended September 30, 2011 and 2010 was $1.8 million and $4.2 million, respectively. The decrease in the Provision was primarily due to the decreased charge-off activity for the three months ended September 30, 2011, as compared to the same period in 2010. Charge-offs for the three months ended September 30, 2011 totaled $1.8 million as compared to $3.9 million for the same period in 2010. The Provision for the nine months ended September 30, 2011 and 2010 was $5.0 million and $8.3 million, respectively. The decrease in the Provision for the nine months ended September 30, 2011, as compared to the same period in 2010 was primarily related to the decrease in net loan and lease charge-offs from $9.0 million for the nine months ended September 30, 2010 to $4.2 million for the same period in 2011. As of September 30, 2011, the Allowance of $11.7 million represented 0.91% of portfolio loans and leases, as compared to $10.3 million, or 0.86% of portfolio loans and leases, as of December 31, 2010. The Allowance related to originated loans and leases as a percentage of originated loans and leases (a non-GAAP measure discussed below, under “Non-GAAP Financial Measures Reconciliation”) was 1.08% as of both September 30, 2011 and December 31, 2010. The portion of the Allowance related to loans acquired in the Merger, as of September 30, 2011, was $123 thousand.

As of September 30, 2011, the Corporation had OREO valued at $1.3 million, as compared to $2.5 million as of December 31, 2010. The balance as of September 30, 2011, is comprised of a residential property and a commercial property which were both foreclosed on during the three months ended September 30, 2011 and one commercial property that was the result of the foreclosure of a loan acquired in the Merger. All properties are recorded at the lower of cost or fair value less cost to sell.

As of September 30, 2011, the Corporation had $8.1 million of TDRs, of which $7.2 million are in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2010, the Corporation had $6.6 million of TDRs, of which $4.7 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of September 30, 2011, the Corporation had $20.0 million of impaired loans and leases which included $8.1 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2010 totaled $13.4 million. Refer to Note 5-H in the Notes to Consolidated Financial Statements for more information regarding the Bank’s impaired loans and leases.

The Corporation continues to be diligent in its credit underwriting process and proactive with its loan review process, including the engagement of the services of an independent outside loan review firm, which helps identify developing credit issues. These proactive steps include the procurement of additional collateral (preferably outside the current loan structure) whenever possible and frequent contact with the borrower. Management believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall losses.

Non Performing Assets and Related Ratios

	At or for the Period Ended
(dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Non-Performing Assets:
Non-accrual loans and leases	$14,208	$9,497	$8,709
Loans and leases 90 days or more past due – still accruing	—	10	902

Total non-performing loans and leases	14,208	9,507	9,964
Other real estate owned	1,301	2,527	1,170

Total non-performing assets	$15,509	$12,034	$10,781

Troubled Debt Restructures (“TDRs”):
TDRs included in non-performing loans	$901	$1,879	$657
TDRs in compliance with modified terms	7,182	4,693	2,417

Total TDRs	$8,083	$6,572	$3,074

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	82.0%	108.1%	107.1%
Non-performing loans and leases to total loans and leases	1.11%	0.79%	0.82%
Allowance for loan and lease losses to total portfolio loans and leases	0.91%	0.86%	0.88%
Allowance for originated loan losses to total original portfolio loans and leases(1)	1.08%	1.08%	1.12%
Non-performing assets to total assets	0.88%	0.69%	0.63%
Period end portfolio loans and leases	$1,278,357	$1,196,717	$1,176,438
Allowance for loan and lease losses	$11,654	$10,275	$10,297

(1)	A non-GAAP measure. See below for reconciliation of non-GAAP measure to GAAP measure.

Non-GAAP Financial Measures Reconciliation

The Allowance for originated loan and lease losses to total originated loans and leases, a non-GAAP measure, was 1.08% as of both September 30, 2011 and December 31, 2010. The Corporation believes the presentation of this non-GAAP financial measure provides useful supplemental information that is essential to an investor’s proper understanding of the financial condition of the Corporation. Management uses this non-GAAP financial measure in the analysis of the Corporation’s performance. This non-GAAP disclosure should not be viewed as a substitute for the financial measure determined in accordance with GAAP, nor is it necessarily comparable to a non-GAAP performance measure that may be presented by other companies. The reconciliation of the GAAP to non-GAAP measure is included in the table below:

(dollars in thousands)	September 30, 2011	December 31, 2010
Allowance for loan and lease losses (GAAP measure)	$11,654	$10,275
Less: Allowance for loan and lease losses related to acquired loans	123	—

Allowance for originated loans and lease losses (non-GAAP measure)	$11,531	$10,275

Total portfolio loans and leases (GAAP measure)	$1,278,357	$1,196,717
Less: acquired loans	(211,445)	(244,833)

Total originated loans and leases (non-GAAP measure)	$1,066,912	$951,884

Allowance for loan and lease losses / total portfolio loans (a GAAP measure)	0.91%	0.86%
Allowance for originated loan and lease losses / originated loans and leases (a non-GAAP measure)	1.08%	1.08%

NON-INTEREST INCOME

Three Months Ended September 30, 2011 Compared to the Same Period in 2010

Non-interest income for the three months ended September 30, 2011 was $9.3 million, an increase of $2.2 million from the same period in 2010. Largely contributing to the increase was a $2.4 million increase in fees for Wealth Management services which was primarily the result of the acquisition of PWMG, which accounted for $2.0 million of the fee increase. The increase in Wealth Management fees for the three months ended September 30, 2011, as compared to the same period in 2010, was primarily attributable to the $1.2 billion increase, to $4.5 billion, in Wealth Management assets under management, administration, supervision and brokerage, as of September 30, 2011, as compared to $3.3 billion as of September 30, 2010. In addition, the continued success of strategic initiatives within the division, as well as asset appreciation resulting from improvements in the financial markets contributed to the increase.

Also contributing to the increase in non-interest income for the three months ended September 30, 2011 as compared to the same period in 2010, was a $138 thousand increase in other operating income, as detailed in the table below. These increases were partially offset by a $425 thousand decrease in gain on sale of residential mortgage loans between the respective periods.

Nine Months Ended September 30, 2011 Compared to the Same Period in 2010

Non-interest income for the nine months ended September 30, 2011 was $24.7 million, an increase of $4.5 million from the same period in 2010. Contributing to the increase for the nine months ended September 30, 2011 as compared to the same period in 2010 were increases of $3.9 million, $861 thousand and $217 thousand in fees for wealth management services, other operating income and BOLI income, respectively. These increases were partially offset by decreases of $502 thousand in gain on sale of residential mortgage loans and $393 thousand in gain on sale of available for sale investment securities for the nine months ended September 30, 2011 as compared to the same period in 2011.

The decrease in gain on sale of available for sale investment securities for the nine months ended September 30, 2011, as compared to the same period in 2010, was related to the types and amounts of securities sold. The types of securities sold during the nine months ended September 30, 2011 were the result of the Corporation’s repositioning of its holdings, designed, in part, to reduce the credit- and extension risks associated with certain segments of the portfolio.

The increase in Wealth Management fees for the nine months ended September 30, 2011, as compared to the same period last year, was attributable to the $1.2 billion increase, to $4.5 billion, in Wealth Management assets under management, administration, supervision and brokerage, as of September 30, 2011, as compared to $3.3 billion, as of September 30, 2010. The May 27, 2011 acquisition of PWMG accounts for approximately $1.0 billion of the increase in assets under management, administration, supervision and brokerage between the dates. In addition, the continued success of strategic initiatives within the division, as well as asset appreciation resulting from improvements in the financial markets contributed to the increase.

The increase in other non-interest income, as detailed in the table below, for the nine months ended September 30, 2011, as compared to the same period in 2010, was largely attributable to two loan-related items resulting from the Merger. The $218 thousand in recoveries of loans previously charged off by FKF. In addition, a credit-impaired loan acquired in the Merger, for which the Bank recorded a loan mark based on the borrower’s weak financial condition, was unexpectedly refinanced by the borrower and paid off in full, resulting in income of $228 thousand.

Components of other operating income:

(dollars in thousands)	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Title insurance income	$34	$71	$104	$96
Recovery of loans previously charged off by FKF	8	—	218	—
Loan mark reversal due to early loan payoff	—	—	228	—
Other	218	100	387	247
Cash management	7	27	35	55
Insurance commissions	116	107	281	276
Safe deposit rentals	103	98	311	268
Commissions and fees	126	80	344	313
VISA debit card income	142	87	419	240
Rent	29	48	92	135
Other investment income	8	35	141	69

Other operating income	$791	$653	$2,560	$1,699

NON-INTEREST EXPENSE

Three Months Ended September 30, 2011 Compared to the Same Period in 2010

Non-interest expense for the three months ended September 30, 2011 was $16.0 million, a decrease of $3.4 million, or 17.5%, as compared to the same period in 2010. The decrease was largely attributable to the $4.2 million decrease in due diligence and merger-related expenses for the three months ended September 30, 2011 as compared to the same period in 2010, primarily related to the Merger. In addition, the Corporation saw decreases of $381 thousand and $178 thousand in impairment of OREO and FDIC insurance, respectively, for the three months ended September 30, 2011 as compared to the same period in 2010. Partially offsetting these decreases were an increase in salaries and employee benefits of $620 thousand and a $200 thousand increase in occupancy-related expenses for the three months ended September 30, 2011, as compared to the same period in 2010. These increases were related to the PWMG Acquisition as well as improvements made to the acquired FKF branches. The Corporation also recorded a $374 thousand increase in amortization of intangible assets, primarily related to the intangible assets acquired from PWMG.

Nine Months Ended September 30, 2011 Compared to the Same Period in 2010

Non-interest expense for the nine months ended September 30, 2011 was $45.1 million, an increase of $1.8 million, or 4.2%, as compared to the same period in 2010. The increase was largely attributable to increased operating expenses related to the eight full-service branch locations acquired in the Merger. The increases in salaries and employee benefits of $3.4 million and $1.4 million in occupancy-related expenses for the nine months ended September 30, 2011, as compared to the same period in 2010, are directly the result of the operation of the FKF branches and, to a lesser extent, the operation of the newly-acquired PWMG offices. In addition, the $647 thousand increase in amortization of intangible assets for the nine months ended September 30, 2011, as compared to the same period in 2010, was largely due to the increase in intangible assets that resulted from the Merger and the PWMG acquisition. Partially offsetting these increases was the $4.7 million decrease in merger-related and due diligence expenses for the nine months ended September 30, 2011, as compared to the same period in 2010. Increases in other operating expenses, which were primarily the result of the increased processing costs associated with the Merger, are detailed in the table below.

Components of other operating expenses:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fidelity bond & insurance	58	62	179	191
Loan processing and closing	233	270	699	662
Other taxes	50	234	560	709
Computer processing	220	571	642	822
Telephone	137	129	361	305
Director fees	94	121	278	360
Postage	105	104	322	257
Temporary help and recruiting	164	114	489	398
Travel and entertainment	113	60	302	239
Security portfolio maintenance	109	54	236	176
Dues and memberships	18	22	77	70
Subscriptions	49	37	138	110
Stationary and supplies	94	86	286	222
Other	840	527	$2,031	1,160

Other operating expenses	$2,284	$2,391	$6,600	$5,681

INCOME TAXES

Income tax expense for the three months ended September 30, 2011 was $2.1 million as compared to income tax benefit of $746 thousand for the same period in 2010. The effective tax rate for the three months ended September 30, 2011 was 29.4% as compared to 42.2% for the same period in 2010. The decrease in the effective tax rate for the three months ended September 30, 2011, as compared to the rate for the same period in 2010 was primarily due to a decrease in the Corporation’s estimate of non-tax-deductible due diligence and merger-related expenses related to the 2010 tax year. This estimate was adjusted upon the completion of the Corporation’s 2010 federal tax return during the three months ended September 30, 2011,.

Income taxes for the nine months ended September 30, 2011 were $6.9 million as compared to $1.9 million for the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 was 32.1% as compared to 34.2% for the same period in 2010. The decrease in the effective tax rate for the nine months ended September 30, 2011 as compared to the rate for the same period in 2010 was primarily due to a decrease in non-tax-deductible due diligence and merger-related expenses discussed above, as well as the utilization of a previously unrecognized capital loss carry forward of $425 thousand to offset capital gains realized in the period.

BALANCE SHEET ANALYSIS

Total assets were $1.76 billion as of September 30, 2011, an increase of $25.4 million or 1.46% from $1.73 billion, as of December 31, 2010, as portfolio loans and leases increased $81.6 million, or 6.82%, and total deposits increased $9.7 million, or 0.7%, over the same time period.

The table below compares the portfolio loans and leases outstanding at September 30, 2011 to December 31, 2010.

(dollars in thousands)	September 30, 2011	December 31, 2010	Change
			Dollars	Percentage
Commercial mortgage	$414,656	$385,615	$29,041	7.53%
Home equity lines & loans	209,687	216,853	(7,166)	(3.30)%
Residential mortgage	279,696	261,983	17,713	6.76%
Construction	59,303	45,403	14,000	30.90%
Commercial and industrial	271,228	239,266	31,862	13.31%
Consumer	12,235	12,200	35	(0.29)%
Leases	31,552	35,397	(3,845)	(10.86)%

Total portfolio loans and leases	1,278,357	1,196,717	81,640	6.82%
Loans held for sale	4,857	4,838	19	0.39%

Total loans and leases	$1,283,214	$1,201,555	$81,659	6.80%

Quarterly average portfolio loans and leases	$1,253,804	$1,185,456	$68,348	5.77%

Loans and Leases

Commercial mortgage loans as a percentage of total portfolio loans remained relatively unchanged at 32.4% of the total portfolio loans and leases as of September 30, 2011 as compared to the December 31, 2010 level. The $29.0 million increase is consistent with the Bank’s ongoing strategy to grow this part of the portfolio in light of the unrest in this sector of the market. The Corporation believes there are opportunities to originate high-quality loans on properties with stabilized cash flows, good tenant bases and low tenant rollover risk.

Home equity loans and lines of credit comprised 16.4% of the total portfolio loans and leases as of September 30, 2011, a decrease from 18.1% as of December 31, 2010. Home equity loan balances continue to be refinanced into residential mortgage loans given the low-fixed rate environment which has hindered organic growth and offset new originations.

Construction loans comprised 4.6% of the total portfolio loans and leases as of September 30, 2011, an increase from 3.8% as of December 31, 2010. Balances increased $13.9 million as of September 30, 2011, as compared to December 31, 2010, as the Bank has begun to review new requests from builders within a targeted price range. The structure of the loans has become tighter, with requirements for higher cash-equity, pre-sales or pre-leases. Contributing significantly to the increase during the nine months ended September 30, 2011, was a $9.2 million commercial construction loan with a substantial portion of the project already leased, strong debt service capacity and a low loan-to-value ratio.

Residential mortgage loans increased $17.7 million as of September 30, 2011, maintaining the 21.9% of the total portfolio loans and leases they comprised as of December 31, 2010. During the nine months ended September 30, 2011, the Bank retained a larger portion than it usually does of its residential mortgage loan production, rather than sell them, in order to help grow the loan portfolio. The impact of this decision was reflected in the $502 thousand decrease in the gain on sale of residential mortgage loans for the nine months ended September 30, 2011, as compared to the same period in 2010.

Commercial and industrial loans increased $32.0 million as of September 30, 2011 as compared to December 31, 2010, with balances comprising 21.2% and 20.0% of portfolio loans and leases as of September 30, 2011 and December 31, 2010, respectively, as growth in this category of the portfolio has continued to increase slightly.

Consumer loans remained relatively unchanged at $12.2 million, or less than one percent of portfolio loans and leases, as of September 30, 2011 as compared to December 31, 2010.

Leases comprised 2.5% of total portfolio loans and leases as of September 30, 2011, as compared to 3.0%, as of December 31, 2010. The Corporation decreased its lease portfolio by $3.8 million through a combination of credit tightening, scheduled payments and net charge-offs, which exceeded new lease production during the nine month period ended September 30, 2011. This trend is expected to continue for the next few quarters until new production matches scheduled payments and charge-offs.

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

Cash and Investment Securities

The Corporation’s investment portfolio had a fair value of $275.7 million as of September 30, 2011, a decrease of $41.3 million or 13.0% from $317.1 million at December 31, 2010. The reduction resulted primarily from the sale, during the nine months ended September 30, 2011, of $24.8 million of municipal obligations, $22.9 million of bond mutual funds, $16.6 million of U.S. government-sponsored agency securities and $5.0 million of U.S. Treasury bonds, as the Corporation sought to reduce its exposure to the credit- and interest rate risk associated with types of investments.

As of September 30, 2011, liquidity remained strong as the Corporation had $33.9 million of cash balances at the Federal Reserve and $18.3 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below. As interest rates remain low, the Corporation continues to look for attractive yielding investments while placing a strong emphasis on liquidity without taking unnecessary risks in this recessionary economic environment.

Deposits and Borrowings

Average total interest bearing deposits for the nine months ended September 30, 2011 were $1.05 billion, an increase of $321.4 million as compared to the same period in 2010. Average total interest bearing deposits for the three months ended September 30, 2011 of $1.05 billion remained relatively unchanged from the same period in 2010. Total deposits as of September 30, 2011 increased $9.7 million from the levels present as of December 31, 2010. This slight increase was the result of a $56.6 million increase in money market accounts, partially offset by a $22.9 million decrease in wholesale deposits and a $21.3 million decrease in time deposits between the respective dates.

Deposits and borrowings as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010	Change
(dollars in millions)			Dollars	Percentage
Interest bearing checking	$224.6	$234.1	$(9.5)	(4.0)%
Money market	384.5	327.8	56.6	17.3%
Savings	130.9	134.2	(3.3)	(2.4)%
Other wholesale deposits	65.4	80.1	(14.7)	(18.3)%
Wholesale time deposits	29.0	37.2	(8.2)	(22.1)%
Time deposits	224.3	245.7	(21.3)	8.7%

Interest-bearing deposits	1,058.7	1,059.1	(0.4)	0.03%
Non-interest-bearing deposits	292.4	282.3	10.1	3.6%

Total deposits	1,351.1	1,341.4	(9.7)	(0.7)%
Short-term borrowings	22.5	10.1	(12.4)	124.2%
FHLB advances and other borrowings	140.5	160.1	(19.6)	(12.3)%
Subordinated debentures	22.5	22.5	—	—
Junior subordinated debentures	12.0	12.0	—	—

Borrowed funds	197.5	204.7	(7.2)	(3.5)%

Total deposits and borrowings	$1,548.6	$1,546.1	$(2.5)	(0.20)%

Quarterly average deposits	$1,343.7	$1,357.6	$(13.9)	(1.02)%
Quarterly average borrowed funds	194.4	224.7	(30.3)	(13.48)%

Quarterly average deposits and borrowed funds	$1,538.1	$1,582.3	$(44.2)	(2.79)%

Capital

Consolidated shareholder’s equity of the Corporation was $187.1 million or 10.7% of total assets as of September 30, 2011, as compared to $161.4 million or 9.3% of total assets as of December 31, 2010. The increase was largely the result of an $8.8 million increase in retained earnings, the $6.7 million in stock issued in the acquisition of PWMG, and the $6.8 million in additional capital raised through the Corporation’s Dividend Reinvestment and Stock Purchase Plan during the nine months ended September 30, 2011. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2011 and December 31, 2010:

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total (Tier II) capital to risk weighted assets
Corporation	$195,078	14.19%	$137,433	10.00%
Bank	189,081	13.82%	136,808	10.00%
Tier I capital to risk weighted assets
Corporation	160,906	11.71%	82,460	6.00%
Bank	154,927	11.32%	82,085	6.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	160,906	9.47%	84,922	5.00%
Bank	154,927	9.15%	84,867	5.00%
Tangible common equity to tangible assets
Corporation	145,428	8.48%
Bank	150,197	8.79%

December 31, 2010:
Total (Tier II) capital to risk weighted assets
Corporation	$186,657	13.71%	$136,142	10.00%
Bank	182,587	13.47%	135,556	10.00%
Tier I capital to risk weighted assets
Corporation	153,806	11.30%	81,685	6.00%
Bank	149,742	11.05%	81,334	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	153,806	8.85%	86,926	5.00%
Bank	149,742	8.62%	86,828	5.00%
Tangible common equity to tangible assets
Corporation	136,695	8.01%
Bank	143,259	8.42%

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

Acquisition of PWMG

On May 27, 2011, in connection with the PWMG, which is discussed in Note 2 in the Notes to Consolidated Financial Statements, the Corporation issued 322,101 unregistered shares of common stock, valued at $6.7 million. On September 30, 2011, the Corporation filed with the SEC a registration statement on Form S-3 (File No. 333-177109) to register for resale the 322,101 shares issued as part of the purchase price. The Corporation expects the SEC to declare this registration statement effective in the fourth quarter of 2011.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the nine months ended September 30, 2011, the Corporation issued 357,793 shares and raised $6.8 million through the Plan. As of September 30, 2011, the Plan has raised $10.1 million since it was established and there are 291,391 shares remaining for issuance under the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	9/30/11	%Unused	12/31/10	% Unused	$ Change	% Change
Federal Home Loan Bank of Pittsburgh	$510.5	77.6%	$444.8	72.8%	$30.4	6.8%
Federal Reserve Bank of Philadelphia	61.1	100.0%	55.0	100.0%	6.1	11.1%
Fed Funds Lines (7 banks)	54.0	84.4%	75.0	100.0%	(21.0)	(28.0)%

Total	$625.6	79.9%	$574.8	77.5%	$15.5	2.6%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

As of September 30, 2011, the Corporation held $12.2 million of FHLB stock, as compared to $14.2 million as of December 31, 2010. In December 2008, the FHLB announced it had voluntarily suspended the payment of dividends and the repurchase of excess capital stock until further notice. The Corporation’s use of FHLB borrowings as a source of funds is effectively more expensive due to the suspension of FHLB dividends and the related capital stock redemption restrictions. No dividends were paid during the three months ended September 30, 2011 or 2010. Capital stock redemptions have resumed, with the redemption of $642 thousand and $2.0 million during the three and nine months ended September 30, 2011, respectively. The suspension of dividends will continue until further notice by the FHLB. On August 5, 2011, Standard & Poor’s downgraded the credit rating of the U.S. Government and federal agencies, including the FHLB, from AAA to AA+ , with a negative outlook. These recent downgrades, and any future downgrades, in the credit ratings of the U.S. Government and the FHLB could likely increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. Please see “Item 1A—Risk Factors” later in this quarterly report on Form 10-Q for further discussion regarding the potential risks of such downgrades.

The Corporation has an agreement with Promontory Interfinancial Network LLC to provide up to $60 million of Insured Network Deposits from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The Corporation had $60 million and $75 million in balances, as of September 30, 2011 and December 31, 2010, respectively, from this source, which is reported on the balance sheet as other wholesale deposits.

The Corporation has an agreement with IDC to provide up to $5 million of money market deposits at an agreed upon rate currently 0.65%. The Corporation had $5.1 million in balances as of both September 30, 2011 and December 31, 2010 under this program which are reported on the balance sheet as other wholesale deposits.

The Corporation continually evaluates the cost and mix of its retail and wholesale funding sources relative to earning assets and expected future earning-asset growth. The Corporation believes that with the expanded branch network resulting from the Merger, along with the available borrowing capacity at FHLB and other sources, it has sufficient capacity available to fund expected earning-asset growth.

Discussion of Segments

The Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are: Banking, Residential Mortgage and Wealth Management (see Note 10 in the Notes to Consolidated Financial Statements). The following table provides supplemental information regarding the Residential Mortgage segment for the last five quarters:

(dollars in millions)	3rdQtr 2011		2nd Qtr 2011		1st Qtr 2011		4th Qtr 2010		3rd Qtr 2010
Residential loans held in portfolio *	$279.7		$280.1		$277.6		$262.0		$251.8
Mortgage originations	39.0		31.1		38.1		107.9		67.3

Mortgage loans sold:
Servicing retained	26.1		15.0		13.3		77.4		34.9
Servicing released	1.9		2.2		0.9		0.7		2.2

Total mortgage loans sold	28.0		17.2		14.2		78.1		$37.1

Servicing retained %	93.1%		87.2%		93.3%		99.1%		94.1%
Servicing released %	6.9%		12.8%		6.7%		0.9%		5.9%
Loans serviced for others *	$593.1		$595.2		$596.7		605.5		$578.3
Mortgage servicing rights *	4.2		4.7		4.9		4.9		4.0
Net gain on sale of loans	0.8		0.7		0.4		2.4		1.2
Loan servicing and other fees	0.5		0.5		0.5		0.4		0.4
Amortization of MSR’s	0.2		0.2		0.2		0.3		0.2
Impairment (recovery) of MSR’s	0.5		0.2		—		(0.4)		0.2
Basis point yield on loans sold (includes MSR income)	273	bp	382	bp	279	bp	30	bp	320	bp

*	period end balance

The Residential Mortgage segment’s pre-tax segment loss (“PTSL”) for the three months ended September 30, 2011 of $69 thousand was a decrease of $733 thousand from the pre-tax-segment profit (“PTSP”) of $664 thousand for the same period in 2010 primarily as a result of the $415 thousand decrease in the gain on sale of mortgage loans and the $300 thousand increase in impairment of mortgage servicing rights for the three months ended September 30, 2011, as compared to the same period in 2010.

The Residential Mortgage segment’s PTSP for the nine months ended September 30, 2011 of $270 thousand was a decrease of $780 thousand from the same period in 2010 primarily as a result of the $492 thousand decrease in the gain on sale of mortgage loans and the $286 thousand increase in impairment of mortgage servicing rights for the nine months ended September 30, 2011, as compared to the same period in 2010.

The Wealth Management segment, as discussed in the Non-Interest Income section of Management’s Discussion and Analysis of Results of Operation and Financial Condition recorded a PTSP of $2.0 million and $5.1 million for the three and nine months ended September 30, 2011, respectively, as compared to PTSP of $1.1 million and $3.2 million for the respective periods in 2010.

The Banking Segment, which accounts for the majority of the Corporation’s operations, recorded a PTSP of $5.9 million and $17.9 million for the three and nine months ended September 30, 2011, respectively.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2011 were $359.7 million, as compared to $385.9 million at December 31, 2010.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2011 amounted to $19.9 million, as compared to $27.2 million at December 31, 2010.

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

Contractual Cash Obligations of the Corporation as of September 30, 2011:

(dollars in millions)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$1,032.3	$1,032.3	$—	$—	$—
Wholesale and time deposits	318.8	259.2	50.5	9.1	—
Subordinated debentures	22.5	—	—	—	22.5
Junior subordinated debentures	12.0	—	—	—	12.0
Short-term borrowings	22.5	22.5	—	—	—
FHLB advances and other borrowings	140.5	32.8	63.3	21.1	23.3
Operating leases	35.4	2.1	3.8	3.6	25.9
Purchase obligations	7.4	2.5	3.0	1.7	0.2
Non-discretionary pension contributions	2.0	0.1	0.3	0.3	1.3

Total	$1,593.4	$1,351.5	$120.9	$35.8	$85.2

Other Information

Downgrade of the U.S. Government and Federal Agencies

On August 5, 2011, Standard & Poor’s rating agency lowered the long-term rating of the U.S. government and federal agencies, including the FHLB, from AAA to AA+. With regard to this action, the federal banking agencies issued a joint press release providing the following guidance to banking organizations: for risk-based capital purposes, the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not change. The treatment of Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities under other federal banking agency regulations, including, for example, the Federal Reserve Board’s Regulation W, will also be unaffected. At this time it is not possible to predict the various impacts, if any, that the downgrade may have on the Corporation and the Bank. Please see “Item 1A—Risk Factors” later in this quarterly report on Form 10-Q for further discussion regarding the potential risks that the downgrade poses.

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

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and is reflected in the September 30, 2011 fund balance and was reflected in the invoices for assessments due September 30, 2011. This shift in assessment basis should benefit community banks by placing more of the burden on the large, multi-national banks, which, until now, were only assessed on their domestic deposit base.

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

•

Differences in the actual financial results, cost savings and revenue enhancements associated with our acquisitions including our acquisition of the Private Wealth Management Group of the Hershey Trust Company;

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Downgrades in U.S. Government and federal agency securities could adversely affect the Corporation

The full impact of the recent downgrade of the U.S. Government and federal agencies from an AAA to an AA+ credit rating is currently unknown. However, in addition to causing economic and financial market disruptions, the recent downgrade, and any future downgrades and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect profitability. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans the bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the third quarter of 2011 (1) :

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2011 – July 31, 2011	—	$—	—	195,705
August 1, 2011 – August 31, 2011	—	$—	—	195,705
September 1, 2011 – September 30, 2011	—	$—	—	195,705

Total	—	$—	—	195,705

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

There were no share repurchases made by the Corporation during the third quarter of 2011. As of September 30, 2011, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Reserved.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description and References

2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

2.3	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

2.4	Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.5	Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 to the Corporation’s 8-K filed with the SEC on May 27, 2011

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

Exhibit No.	Description and References

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

Exhibit No.	Description and References

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.23	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.24**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.25	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.26	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.27	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.28	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.29*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between The Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.30*	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.31	Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, filed with the SEC on Form 8-K filed with the SEC on October 4, 2011.

10.32	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, as filed herewith

10.33	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101

The following materials from the Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine month ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2011, (v) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

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

Bryn Mawr Bank Corporation

Date: November 9, 2011	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: November 9, 2011	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.32	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, as filed herewith

Exhibit 10.33	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, filed herewith

Exhibit 101

The following materials from the Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2011, (v) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

(These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liabilities under these Sections.)