Form 10-K
period 2011-12-31
BRYN MAWR BANK CORP
filed 2012-03-15
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Registrant’s telephone number, including area code)

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

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates*) was $254,360,562 on June 30, 2011.

As of March 8, 2012, there were 13,241,663 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2011 (“2011 Annual Report”), as indicated, are incorporated by reference in Parts I, II and IV hereof. Portions of the Definitive Proxy Statement of Registrant filed with respect to the Registrant’s Annual Meeting of Shareholders to be held on May 2, 2012 to be filed with the Commission pursuant to Regulation 14A (“2012 Proxy Statement”), as indicated, are incorporated by reference in Parts II and III hereof.

*	Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405 and does not admit that it controls the shares of Registrant’s voting stock held by the Trust Department of its bank subsidiary.

Form 10-K

Bryn Mawr Bank Corporation

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 1, 2012.

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

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 17 full-service branches and seven Life Care Community offices throughout Montgomery, Delaware and Chester counties of Pennsylvania. The Corporation’s common stock trades on the NASDAQ Global Market (“NASDAQ”) under the symbol BMTC.

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

The Corporation has no active staff as of December 31, 2011. The Corporation holds the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ, the SEC and other regulatory agencies.

A complete list of directors and executive officers of the Corporation and the Bank, as of March 1, 2012 is incorporated by reference to the last page of the Corporation’s 2011 Annual Report to Shareholders attached as Exhibit 13.1 to this Form 10-K (the “2011 Annual Report”).

The Corporation and its subsidiaries engaged in numerous transactions in 2011 including the May 27, 2011 acquisition of the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) by the Corporation. The consideration paid by the Corporation was $18.4 million, of which $8.1 million cash and 322,101 unregistered shares of the BMBC common stock, valued at $6.7 million, were paid at closing, and $3.6 million cash was placed in escrow to be paid in three equal installments on the 6-, 12- and 18-month anniversaries of February 17, 2010, the date preceding the date of the definitive stock purchase agreement, subject to certain post-closing contingencies relating to the assets under management. The first two payments of $1.2 million each have been issued. The assets acquired in the acquisition of PWMG were subsequently transferred to the Bank.

The acquisition of PWMG initially increased the Corporation’s Wealth Management Division assets under management, administration, supervision and brokerage by $1.1 billion.

At December 31, 2011, the Corporation and its subsidiaries had 358 full time and 33 part time employees, totaling 374.5 full time equivalent staff.

ACTIVE SUBSIDIARIES OF THE CORPORATION

The Corporation has three active subsidiaries which provide various services as described below:

•	Lau Associates

Lau Associates LLC, acquired in July of 2008, is a nationally recognized independent, family office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau Associates employees numbered 13 as of December 31, 2011, and are included in the Corporation’s employment numbers. Lau Associates LLC is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company of Delaware

The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) began operations as a limited purpose trust company in the fourth quarter of 2008. BMTC-DE is located in Greenville, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. BMTC-DE employed two full-time employees as of December 31, 2011. BMTC-DE employees are included in the Corporation’s employment numbers. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the origination of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust administration and other related fiduciary services, custody services, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax services, financial planning and brokerage services. As of December 31, 2011, the market value of assets under management, administration, supervision and brokerage by the Bank’s Wealth Management Division was $4.832 billion.

The Bank presently has 17 full-service branch offices and seven Life Care Community locations. See the section titled “COMPETITION” later in this item for additional information.

ACTIVE SUBSIDIARIES OF THE BANK

The Bank has four active subsidiaries providing various services as described below:

•	Insurance Counsellors of Bryn Mawr, Inc.

Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”) began operations in February 1998 as a wholly-owned subsidiary of the Bank. ICBM is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

ICBM utilizes six licensed insurance agents and ICBM employees are included in the Corporation’s employment numbers above.

•	BMT Settlement Services, Inc.

BMT Settlement Services, Inc. (“BMTS”) began operations in February 2002. BMTS is a limited partner in Bryn Mawr Settlement Services, LP (the “Limited Partnership”), with Commonwealth Land Transfer Company, to provide title search and abstract services to Bank customers. Under the terms of the Limited Partnership’s partnership agreement, BMTS receives seventy percent of the profits of the Limited Partnership, after expenses. BMTS is a wholly-owned subsidiary of the Bank.

BMTS’s primary market area is located in southeastern Pennsylvania. BMTS is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. BMTS had no employees as of December 31, 2011.

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

BMT Leasing, Inc. (“BMTL”) began operations in September 2006. BMTL is a Delaware corporation registered to do business in Pennsylvania. BMTL is an equipment financing company servicing customers nationwide from its Bryn Mawr location with an original average equipment cost of approximately $18 thousand per lease. BMTL is a wholly-owned subsidiary of the Bank and had eight employees as of December 31, 2011. BMTL employees are included in the Corporation’s employment numbers above. BMTL is currently in the process of changing its name to Bryn Mawr Equipment Finance, Inc.

SOURCES OF THE CORPORATION’S REVENUE

•	Continuing Operations

See Note 28, Segment Information, in the Notes to the Consolidated Financial Statements located in the 2011 Annual Report for additional information. The Corporation had no discontinued operations in 2009, 2010 or 2011.

STATISTICAL INFORMATION

The statistical information required in this Part I Item I is incorporated by reference to the information appearing in the 2011 Annual Report in the sections captioned Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Financial Statements and related notes.

•	Financial Information About Segments

The financial information concerning the Corporation’s business segments is incorporated by reference to the MD&A of the 2011 Annual Report and Note 28 Segment Information to the financial statements accompanying such Annual Report.

COMPETITION

The Corporation and its subsidiaries, including the Bank, compete for deposits, loans and wealth management services in Delaware, Montgomery, Chester and Philadelphia counties in southeastern Pennsylvania. The Corporation has a significant presence in the affluent Philadelphia suburbs along the Route 30 corridor, also known as the “Main Line”. The Corporation has 17 full-service branches and seven Life Care Community offices.

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

With the acquisition of FKF in July 2010, the Corporation has expanded its footprint significantly into Delaware County, Pennsylvania. The acquisition of Lau Associates in July 2008, and the formation of BMTC-DE, allowed the Corporation to establish a presence in the State of Delaware, where it competes for wealth management business. On May 27, 2011, the acquisition of PWMG was completed. The acquisition of PWMG increased the Corporation’s Wealth Management Division assets under management by $1.1 billion. In addition, the acquisition of PWMG enabled the Wealth Management Division to extend into central Pennsylvania by continuing to operate the former PWMG offices located in Hershey, Pennsylvania. Additionally, BMTL competes on a national level for its leasing customers.

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

The regulations of the Pennsylvania Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s 2012 net income plus its net retained earnings for the previous two years. As of December 31, 2011, this amount was approximately $14.8 million plus net income earned in 2012. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

The final rule:

•	Redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity;

•	Makes generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates;

•	Creates a depository institution debt adjustment;

•	Eliminates the secured liability adjustment; and

•	Adopts a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

Changes to the assessment calculation are as follows:

•	The base for deposit insurance assessment purposes is defined as average consolidated total assets during the assessment period less average tangible equity capital during the assessment period.

•	Average consolidated total assets are defined in the schedule of quarterly averages in the Consolidated Reports of Condition and Income (Call Reports), using a daily averaging method.

•	Banks with less than $1 billion in assets (other than newly insured banks) may report average weekly assets; these banks may opt to report daily averages on a permanent basis.

•	Tangible equity capital is defined as Tier 1 capital and will be calculated monthly or, if the IDI has less than $1 billion in assets, on an end-of-quarter basis.

•	Institutions that are parents of other insured institutions will report separately from subsidiary depository institutions.

•	Banker’s banks and custodial banks may deduct low risk, liquid assets from their assessment base.

•	A banker’s bank for purposes of calculating deposit insurance assessments is defined as that term is used in 12 U.S.C. 24.

•	Funds resulting from government capital infusion programs, FDIC stock ownership, or employee compensation plan stock ownership do not disqualify a bank from being a banker’s bank.

•	An institution that meets the definition of banker’s bank is required to certify to that effect each quarter on its Call Report or Thrift Financial Report (TFR), or any successor report.

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

The FDIC suspended dividends indefinitely; however, in lieu of dividends, and pursuant to its authority to set risk-based assessments, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent, and 2.5 percent. The following new rate schedule became effective April 1, 2011:

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

*Total base assessment rates do not include the depository institution debt adjustment.

**The unsecured debt adjustment could not exceed the lesser of 5 basis points or 50 percent of an insured depository institution’s initial base assessment rate; thus, for example, an insured depository institution with an initial assessment rate of 2 basis points will have a maximum unsecured debt adjustment of 1 basis point and could not have a total base assessment rate lower than 1 basis point.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the fourth quarter of 2011 was an annual rate of 1 basis point, which resulted in approximately $120 thousand FICO assessment payment by the Bank in 2011.

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

The risk-based capital rules also account for interest rate risk. Institutions with interest rate risk exposure above a normal level would be required to hold extra capital in proportion to that risk. A bank’s exposure to declines in the economic value of its capital due to changes in interest rates is a factor that the banking agencies will consider in evaluating a bank’s capital adequacy. The rule does not codify an explicit minimum capital charge for interest rate risk. The Corporation currently monitors and manages its assets and liabilities for interest rate risk, and believes its interest rate risk practices are prudent and are in-line with industry standards. The Corporation is not aware of any new or proposed rules or standards relating to interest rate risk that would materially adversely affect our operations.

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

In September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods providing: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2.0% level to 4.5% (to be phased in by January 1, 2015); (ii) the minimum requirement for the Tier 1 capital ratio will be increased from the current 4.0% to 6.0% (to be phased in by January 1, 2015); (iii) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019; and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013). The revised capital requirements also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III.

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

•	Prompt Corrective Action

Federal banking law mandates certain “prompt corrective actions,” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership. The Bank is currently regarded as “well capitalized” for regulatory capital purposes. See Note 25 in the Notes to Consolidated Financial Statements in the 2011 Annual Report for more information regarding the Bank’s and Corporation’s regulatory capital ratios.

•	Gramm-Leach Bliley Act

The Gramm-Leach-Bliley Act (“GLB Act”) repealed provisions of the Glass-Steagall Act, which prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The GLB Act amended the Glass-Steagall Act to allow new “financial holding companies” (“FHC”) to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLB Act amends section 4 of the Act in order to provide for a framework for the engagement in new financial activities. A bank holding company may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity. Bank holding companies may engage in financial activities without prior notice to the Federal Reserve Board if those activities qualify under the new list in section 4(k) of the Act. However, notice must be given to the Federal Reserve Board within 30 days after the FHC has commenced one or more of the financial activities. The Corporation has not elected to become an FHC at this time.

Under the GLB Act, a bank subject to various requirements is permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities a bank must continue to be “well-capitalized” and well-managed and receive at least a “satisfactory” rating in its most recent Community Reinvestment Act examination.

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

• Dodd-Frank Wall Street Reform and Consumer Protection Act

The federal government is considering a variety of reforms related to banking and the financial industry. Among those reforms is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), that was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending the concept of “too big to fail” institutions by giving regulators the ability to liquidate large financial institutions. It is the broadest overhaul of the U.S. financial system since the Great Depression and the overall impact on the Corporation and its subsidiaries is unknown at this time.

The Dodd-Frank Act has significantly changed the current bank regulatory structure and will affect into the immediate future the lending and investment activities and general operations of depository institutions and their holding companies.

The Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

The Dodd-Frank Act made many other changes in banking regulation. Those include allowing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations. Effective October 1, 2011, the debit-card interchange fee was capped at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided for noninterest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

Many of the provisions of the Dodd-Frank Act are not yet effective, and the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on the Corporation and the Bank. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us.

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

Federal Home Loan Bank of Pittsburgh continues to monitor its financial performance

On December 23, 2008, the FHLB announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other-than-temporary impairment charges, and constrained access to debt markets at attractive rates. Capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB, and only limited repurchases are expected to occur until further notice. On February 22, 2012, the FHLB declared a dividend equal to 0.10% annualized as well as the repurchase of excess capital stock from member banks. The FHLB will continue to monitor its financial performance, retained earnings and other relevant information as a basis for determining future dividends and excess capital repurchases. As of December 31, 2011, the Corporation held $11.6 million of FHLB capital stock.

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

Sufficient funding to support earning asset growth

The Corporation recognizes the need to grow both wholesale and non-wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been funded with various forms of wholesale funding which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2011 represents approximately 15.4% of total funding compared with approximately 18.3% at December 31, 2010 and 21.5% at December 31, 2009. Wholesale funding generally costs more than deposits generated from the Corporation’s traditional branch system and is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

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

The capital and credit markets remain volatile

The capital and credit markets have been experiencing volatility for the past few years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. If the level of market volatility worsens, we could experience a material adverse effect on our business, financial condition and results of operations and/or our ability to access capital. Several factors could cause the market price for our common shares to fluctuate substantially in the future, including without limitation:

•	announcements of developments related to our business;

•	fluctuations in our results of operations;

•	sales of substantial amounts of our securities into the marketplace;

•	general conditions in our markets or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections;

•	our announcement of new acquisitions or other projects; and

•	Regulatory changes we are required to comply with;

Market conditions have adversely affected the financial services industry

Declines in the housing market over the past few years, with depressed home prices and a backlog of bank foreclosures, coupled with a high unemployment rate, continue to create concern about the stability of the financial markets and the strength of many financial institutions. This prolonged market turmoil could lead to elevated levels of commercial and consumer delinquencies, the abundance of merger and acquisition activity, failures of financial institutions and a reduction of general business activity and related revenues.

Political gridlock at state and federal levels

The inability of our federal and state governments to control spending and borrowing, and the resulting record deficits, does not bode well for the future economic growth of our country and the Commonwealth of Pennsylvania. The U.S. reached its debt ceiling, a cap set by Congress on the amount of debt the federal government can legally accumulate, on May 16, 2011. With the near shutdown of the U.S. Government and the lack of a true long-term plan to reduce spending, the most turbulent week in the financial markets around the world, since 2008, was triggered. Unless the escalating costs of governmental entitlement programs, unfunded spending and growing deficits are brought under control, we may experience large tax increases, higher interest rates, reduced government services and much slower growth in the coming years, resulting in lower net income to the Corporation.

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

Additionally, the federal government has passed a variety of other reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act. The Dodd-Frank Act imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from tier 1 capital;

•

creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us.

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

Rapidly changing interest rate environment could reduce the Corporation’s net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of the Corporation. As interest rates change, net interest income is affected. Rapidly changing interest rates in the future could result in interest expense increasing faster than interest income because of divergence in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration by the Wealth Management Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A of the 2011 Annual Report for additional details regarding interest rate risk.

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

The Corporation’s performance and financial condition may be adversely affected by regional economic conditions and real estate values

The Bank’s loan and deposit activities are largely based in eastern Pennsylvania. As a result, the Corporation’s consolidated financial performance depends largely upon economic conditions in this eastern Pennsylvania region. This region experienced deteriorating local economic conditions during 2008 through 2011, and a continued downturn in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of our loans are secured by real property. If there is further decline in real estate values, the collateral for the Corporation’s loans will provide less security. As a result, the Corporation’s ability to recover on defaulted loans by selling the underlying real estate will be diminished, and the Bank will be more likely to suffer losses on defaulted loans.

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

A general economic slowdown could further impact Wealth Management Division revenues

A general economic slowdown could decrease the value of Wealth Management Division assets under management and administration resulting in lower fee income, and clients potentially seeking alternative investment opportunities with other providers, which resulting in lower fee income to the Corporation.

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

Potential acquisitions, including the pending acquisition of the Davidson Trust Company (“DTC”) may disrupt the Corporation’s business and dilute shareholder value

We regularly evaluate opportunities to strengthen our current market position by acquiring and investing in banks and in other complementary businesses, or opening new branches. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity.

Our acquisition activities, including the pending acquisition of DTC, could involve a number of additional risks, including the risks of:

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

Attractive acquisition opportunities may not be available to us in the future

We may not be able to sustain a positive rate of growth or be able to expand our business. We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals for a transaction, including the acquisition of DTC, we will not be able to consummate such transaction which we believe to be in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Other factors, such as economic conditions and legislative considerations, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.

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

As of December 31, 2011, the Corporation owns or leases 17 full-service branch locations, seven limited-service Life Care Community branches and eight other office properties which serve as administrative offices.

The total minimum cash lease payments for office, branch office (including ground leases) and life care community locations amounts to $141 thousand per month.

The following table details the Corporation’s properties as of December 31, 2011:

Property Address	Owned/Leased	Net Book Value as of December 31, 2011 (dollars in thousands)	Total Deposits as of December 31, 2011 (dollars in thousands)

Full Service Branches:

801 Lancaster Ave., Bryn Mawr, PA 19010*	Owned	$5,283	$566,200

50 W. Lancaster Ave., Ardmore, PA 19003	Leased	2,392	82,958

5000 Pennell Rd., Aston, PA 19014	Leased	443	16,880

3218 Edgemont Ave., Brookhaven, PA 19015	Owned	747	54,911

US Rts. 1 and 100, Chadds Ford, PA 19317	Leased	78	25,978

23 E. Fifth St., Chester, PA 19013	Leased	87	28,414

31 Baltimore Pk., Chester Heights, PA 19017	Leased	488	46,688

One Tower Bridge, West Conshohocken, PA 19428	Leased	4	21,094

237 N. Pottstown Pk., Exton, PA 19341	Leased	831	54,434

18 W. Eagle Rd., Havertown, PA 19083	Owned	1,275	73,974

106 E. Street Rd., Kennett Square, PA 19348	Leased	563	20,476

22 W. State St., Media, PA 19063	Owned	3,706	66,324

3601 West Chester Pk., Newtown Square, PA 19073	Leased	1,176	44,263

39 W. Lancaster Ave., Paoli, PA 19301	Owned	1,593	54,583

Property Address	Owned/Leased	Net Book Value as of December 31, 2011	Total Deposits as of December 31, 2011

330 Dartmouth Ave., Swarthmore, PA 19081	Owned	736	48,156

849 Paoli Pk., West Chester, PA 19380	Leased	1,425	32,648

330 E. Lancaster Ave., Wayne, PA 19087	Owned	2,499	110,876

Life Care Community Offices:

601 N. Ithan Ave., Bryn Mawr, PA 19010	Leased	—	5,733

1400 Waverly Rd, Gladwyne, PA 19035	Leased	—	3,161

3300 Darby Rd., Haverford, PA 19041	Leased	—	6,283

11 Martins Run, Media, PA 19063	Leased	—	4,019

535 Gradyville Rd., Newtown Square, PA 19073	Leased	—	9,461

404 Cheswick Pl., Rosemont, PA 19010	Leased	—	3,511

1615 E. Boot Rd., West Chester, PA 19380	Leased	—	1,344

Other Administrative Offices:

2, 6 S. Bryn Mawr Ave., Bryn Mawr, PA 19010	Leased	597	Not applicable

10 S. Bryn Mawr Ave., Bryn Mawr, PA 19010	Owned	841	Not applicable

4093 W. Lincoln Hwy., Exton, PA 19341**	Leased	—	Not applicable

16 Campus Blvd., Newtown Square, PA 19073**	Leased	—	Not applicable

322 E. Lancaster Ave., Wayne, PA 19087	Owned	1,323	Not applicable

1 West Chocolate Avenue, Hershey, PA 17033***	Leased	13	Not applicable

Subsidiary Offices:

Lau Associates—20 Montchanin Rd, Greenville, DE 19087	Leased	239	Not applicable

BMTC-DE—20 Montchanin Rd, Greenville, DE 19807	Leased	45	Not applicable

Total:		$26,384	$1,382,369

*	Corporate headquarters and executive offices
**	Lending office
***	Former PWMG office

ITEM 3.	LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the NASDAQ Stock Market under the symbol BMTC. As of December 31, 2011, there were 584 holders of record of the Corporation’s common stock.

•	Price Range of Shares

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Price Range of Shares” in the 2011 Annual Report.

•	Comparison of Cumulative Total Return Chart

The information required by this Item 5 is incorporated by reference to the information appearing under the caption “Total Return Performance” in the 2011 Annual Report.

•	Equity Compensation Plan Information

The information required by this Item 5 relating to common stock that may be issued upon the exercise of options under the Corporation’s Stock Option Plans as of December 31, 2011 is incorporated by reference to the information appearing under the caption “Equity Based Compensation” in the 2012 Proxy Statement. Equity compensation plan information is incorporated by reference to Item 12 of this Form 10-K. Additional information regarding the Corporation’s stock option plans can be found at Note 18 – “Stock Based Compensation” in the accompanying Notes to Consolidated Financial Statements found in the 2011 Annual Report and such information is incorporated herein by reference thereto.

We have agreed to pay, and our non-employee independent directors have agreed to accept, payment of their annual $12,500 retainer compensation in the form of our common stock, payable in April of each year at the market value of the stock on the day prior to the day of payment. If all of the Corporation’s non-employee independent directors, including the directors elected at the Annual Meeting, continue this compensation arrangement for their 2012-2013 terms as directors, it is estimated, based on the $19.49 per share market price of the common stock on December 31, 2011, as listed on NASDAQ, that such directors, as a group, will receive a total of 5,130 shares of our common stock as retainer compensation.

•	Issuer Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2011:

Shares Repurchased in the 4th Quarter of 2011 (1) (2)

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1, 2011 – Oct. 31,2011	—	—	—	195,705
Nov. 1, 2011 – Nov. 30, 2011	—	—	—	195,705
Dec. 1, 2011 – Dec. 31, 2011	—	—	—	195,705

Total	—	—	—

Notes to these tables:

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

(2)	In October, November and December 2011, no shares were purchased by the Corporation’s Deferred Compensation Plans through open market transactions by the Corporation’s Wealth Management Division investment personnel.

•	Sales of Unregistered Securities

The information required by this Item 5 is incorporated by reference to the information appearing in Note 25.C. – “Regulatory Capital Requirements –Private Transactions in Securities” in the accompanying Notes to Consolidated Financial Statements found in the 2011 Annual Report.

•	Dividends Declared

The following table indicates the frequency and amount of all cash dividends declared on the Corporation’s common stock for the past two fiscal years.

Quarter ended	Dividend Declared
December 31, 2011	$0.15
September 30, 2011	$0.15
June 30, 2011	$0.15
March 31, 2011	$0.15

December 31, 2010	$0.14
September 30, 2010	$0.14
June 30, 2010	$0.14
March 31, 2010	$0.14

The information regarding dividend restrictions set forth in Note 24 – “Dividend Restrictions” in the accompanying Notes to Consolidated Financial Statements found in the 2011 Annual Report and is incorporated into this item by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial Data” in the financial section of the 2011 Annual Report as well as information related to accounting changes found under the caption “New Accounting Pronouncements” at Note 1-W in the accompanying Notes to Consolidated Financial Statements found in the 2011 Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

The information required by this Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the financial section of the 2011 Annual Report.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is incorporated by reference to information appearing in the MD&A Section of the 2011 Annual Report, more specifically in the sections entitled “Net Interest Income”—Analysis of Interest Rates and Interest Differential, Tax-Equivalent Net Interest Income and Margin 2011 Compared to 2010, and -2010 Compared to 2009, Tax-Equivalent Net Interest Margin – Quarterly and Annual Comparison, Interest Rate Sensitivity, Summary of Interest Rate Simulation, and Gap Report; “Provision for Loan and Lease Losses” – Loans Acquired in the FKF Merger, General Discussion of Allowance for Loan and Lease Losses, Asset Quality and Analysis of Credit Risk, Non-Performing Assets, TDRs and Related Ratios, Summary of Changes in the Allowance of Loan and Lease Losses, Allocation of Allowance for Loan and Lease Losses; “Non- Interest Income; “Non-Interest Expense”; “Income Taxes”; “Balance Sheet Analysis”; “Discussion of Segments”; “Capital and Regulatory Capital Ratios”; “Liquidity”; “Off Balance Sheet Risk”; “Contractual Cash Obligation of the Corporation as of December 31, 2010”; and “Other Information.”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the auditor’s report thereon and supplementary data required by this Item 8 are incorporated by reference to the financial section of the 2011 Annual Report.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, CPA, of the

effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2011, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

•	Changes in Internal Control over Financial Reporting

As of the date of this Report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, we have incorporated a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our independent registered public accounting firm, KPMG LLP (“KPMG”), also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and KPMG’s attestation report are incorporated herein by reference to our 2011 Annual Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Corporation and Committees of the Corporation’s Board of Directors is incorporated by reference to the 2012 Proxy Statement under the captions “Corporate Governance” and “Our Board of Directors”.

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

•	Executive Officers of the Corporation and the Bank

Below is certain information with respect to the executive officers of the Corporation and Bank as of March 1, 2012:

NAME	AGE AS OF MARCH 1, 2012	OFFICE WITH THE CORPORATION AND/OR BANK
Frederick C. Peters II	62	President and Chief Executive Officer and Chairman of Corporation and Bank

J. Duncan Smith, CPA	53	Treasurer and Chief Financial Officer of Corporation and Executive Vice President, Treasurer & Chief Financial Officer of Bank

Alison E. Gers	54	Executive Vice President of Bank – Community Banking Division, Marketing, Technology and Information, Services and Operations

Joseph G. Keefer	53	Executive Vice President of Bank - Chief Lending Officer

Geoffrey L. Halberstadt	55	Secretary of Corporation and Executive Vice President, Secretary and Chief Credit Policy Officer of the Bank

Francis J. Leto	52	Executive Vice President of Bank – Wealth Management Division

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

•

Mr. Smith has been employed by the Corporation since April 2005 as Treasurer and Chief Financial Officer of the Corporation and as Executive Vice President, Treasurer and Chief Financial Officer of the Bank. Mr. Smith is a Certified Public Accountant, licensed in the Commonwealth of Pennsylvania.

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

•

Mr. Leto has been Executive Vice President and head of the Bank’s Wealth Management Division, since January 20, 2009, and has served as a member of the Corporation’s and the Bank’s Boards of Directors since 2002. Mr. Leto was also appointed as General Counsel of the Corporation and the Bank in 2011. Previously, Mr. Leto served as General Counsel for Lifestyle Development, LP from October 2007 to January 2009; of Counsel for Brett Senior & Associates from April 2006 to January 2009; a partner in the law firm of Celli and Leto, LLP from January 1995 to March 2006; and President, Brandywine Abstract Company, L.P. from May 1988 to January 2009.

The Corporation has adopted a Code of Business Conduct and Ethics (the “Code”) which amended, restated and combined into one code its Code of Ethics for Officers and Directors and its Employee Code of Ethics. The Code is available on the Corporation’s website at www.bmtc.com by clicking “About Us” followed by “Investor Relations” and “Governance Documents,” and printed copies are available to any shareholder upon request. The Code meets the requirements for a code of ethics for the Corporation’s Chief Executive Officer, Chief Financial Officer and Comptroller or persons performing similar functions under Item 406 of Regulation S-K of the SEC. Any amendments to the Code, or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC.

The information with respect to compliance with Section 16 of SEC Exchange Act of 1934 is incorporated by reference to the 2012 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required for Item 11 is incorporated by reference to section titled “Executive Compensation” in the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 found below is incorporated by reference to Item 5, of this 2011 Form 10-K and to the section titled “Security Ownership of Certain Beneficial Owners and Management” of the 2012 Proxy Statement.

Equity Compensation Plan Information

Plan Category	A. Number of securities to be issued upon exercise of outstanding options	B. Weighted- average exercise price of outstanding options	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by shareholders	864,196	$20.24	378,355
Equity compensation plans not approved by shareholders	—	—	—
Total	864,196	$20.24	378,355

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions With Related Persons” and “Corporate Governance – Director Independence” in the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the section titled “Audit and Non-Audit Fees” in the 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) — The following items are incorporated by reference to the 2011 Annual Report, attached hereto as Exhibit 13.1:

Report of Independent Registered Public Accounting Firm, KPMG LLP

Consolidated Financial Statements and related Notes

Quarterly Results of Operations

Item 15(a)(2) — Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or Notes thereto.

Item15(a)(3) — Exhibits

Exhibit No.	Description and References

2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

2.3	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed with the SEC on March 16, 2010

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

Exhibit No.	Description and References

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.23	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.24**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.25	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.26	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.27	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.28	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

Exhibit No.	Description and References

10.29*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between the Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011.

10.30*	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011.

10.31	Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, filed with the SEC on Form 8-K on October 4, 2011.

10.32	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.32 to the Corporation’s Form 10-Q with the SEC on November 9, 2011.

10.33	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.33 to the Corporation’s Form 10-Q with the SEC on November 9, 2011.

13.1	Corporation’s Annual Report to Shareholders for the year ended December 31, 2011, filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2012 Annual Meeting to be held on May 2, 2012, expected to be filed with the SEC on or around March 30, 2012, and incorporated herein by reference

101	The following materials from the Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

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

Date March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Frederick C. Peters II Frederick C. Peters II	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2012

/s/ J. Duncan Smith J. Duncan Smith	Treasurer and Chief Financial Officer (Principal Financial Officer)	March 15, 2012

/s/ David E. Lees David E. Lees	Director	March 15, 2012

/s/ Andrea F. Gilbert Andrea F. Gilbert	Director	March 15, 2012

/s/ Wendell F. Holland Wendell F. Holland	Director	March 15, 2012

/s/ Francis J. Leto Francis J. Leto	Director	March 15, 2012

/s/ B. Loyall Taylor, Jr. B. Loyall Taylor, Jr.	Director	March 15, 2012

/s/ Jerry L. Johnson Jerry L. Johnson	Director	March 15, 2012

/s/ Britton H. Murdoch Britton H. Murdoch	Director	March 15, 2012

/s/ Scott M. Jenkins Scott M. Jenkins	Director	March 15, 2012

/s/ Donald S. Guthrie Donald S. Guthrie	Director	March 15, 2012

EXHIBIT INDEX

Exhibit No.	Description and References

2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

2.3	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2*	Executive Change-of-Control Severance Agreement, dated October 19, 1995, between the Bryn Mawr Trust Company and Robert J. Ricciardi, incorporated by reference to Exhibit 10.O of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.3**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed with the SEC on March 16, 2010

10.4*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.7*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.8*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.9**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.10**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

Exhibit No.	Description and References

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.13*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.14**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.16*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.17*	Executive Change-of-Control Amended and Restated Severance Agreement, dated March 15, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.P of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.18*	Non-Disclosure and Nonsolicitation Agreement, dated March 9, 2007, between the Bryn Mawr Trust Company and Matthew G. Waschull, incorporated by reference to Exhibit 10.18 to the Corporation’s 10-K filed with SEC on March 13, 2008

10.19**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.20**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.21*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.22*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.23	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.24**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.25	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.26	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.27	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.28	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

Exhibit No.	Description and References

10.29*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between the Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011.

10.30*	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011.

10.31	Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, filed with the SEC on Form 8-K on October 4, 2011.

10.32	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.32 to the Corporation’s Form 10-Q with the SEC on November 9, 2011.

10.33	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.33 to the Corporation’s Form 10-Q with the SEC on November 9, 2011.

13.1	Corporation’s Annual Report to Shareholders for the year ended December 31, 2011, filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2012 Annual Meeting to be held on May 2, 2012, expected to be filed with the SEC on or around March 30, 2012, and incorporated herein by reference

101	The following materials from the Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

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