Form 10-Q
period 2012-03-31
BRYN MAWR BANK CORP
filed 2012-05-10
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of

the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common Stock, par value $1	13,254,817

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets – Unaudited

(dollars in thousands)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$11,939	$11,771
Interest bearing deposits with banks	55,759	57,369

Cash and cash equivalents	67,698	69,140
Investment securities available for sale, at fair value (amortized cost of $322,997 and $269,611 as of March 31, 2012 and December 31, 2011 respectively)	326,601	272,317
Loans held for sale	5,784	1,588
Portfolio loans and leases	1,304,480	1,295,392
Less: Allowance for loan and lease losses	(13,040)	(12,753)

Net portfolio loans and leases	1,291,440	1,282,639

Premises and equipment, net	28,680	29,328
Accrued interest receivable	6,037	6,061
Deferred income taxes	12,721	13,662
Mortgage servicing rights	4,217	4,041
Bank owned life insurance	19,552	19,434
FHLB stock	11,009	11,588
Goodwill	24,689	24,689
Intangible assets	17,505	18,014
Other investments	5,710	5,612
Other assets	16,432	16,794

Total assets	$1,838,075	$1,774,907

Liabilities
Deposits:
Non-interest-bearing	$334,918	$326,409
Interest-bearing	1,090,839	1,055,960

Total deposits	1,425,757	1,382,369

Short-term borrowings	13,254	12,863
FHLB advances and other borrowings	164,698	147,795
Subordinated debentures	22,500	22,500
Accrued interest payable	1,713	1,592
Other liabilities	18,824	21,875

Total liabilities	1,646,746	1,588,994

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,164,236 and 16,103,981 shares as of March 31, 2012 and December 31, 2011, respectively, and outstanding of 13,254,694 and 13,194,439 as of March 31, 2012 and December 31, 2011, respectively	16,164	16,104
Paid-in capital in excess of par value	85,720	84,425
Less: Common stock in treasury at cost - 2,909,542 and 2,909,542 shares as of March 31, 2012 and December 31, 2011, respectively	(29,833)	(29,833)
Accumulated other comprehensive loss, net of tax benefit	(10,424)	(11,365)
Retained earnings	129,702	126,582

Total shareholders’ equity	191,329	185,913

Total liabilities and shareholders’ equity	$1,838,075	$1,774,907

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income – Unaudited

	Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2012	2011
Interest income:
Interest and fees on loans and leases	$17,172	$16,719
Interest on cash and cash equivalents	23	32
Interest on investment securities:
Taxable	1,084	1,108
Non-taxable	38	168
Dividends	36	199

Total interest income	18,353	18,226

Interest expense on:
Deposits	1,126	1,422
Short-term borrowings	6	6
FHLB advances and other borrowings	964	842
Subordinated debentures	291	277
Junior subordinated debentures	—	272

Total interest expense	2,387	2,819

Net interest income	15,966	15,407
Provision for loan and lease losses	1,000	1,285

Net interest income after provision for loan and lease losses	14,966	14,122
Non-interest income:
Fees for wealth management services	6,229	4,190
Service charges on deposits	580	580
Loan servicing and other fees	435	461
Net gain on sale of residential mortgage loans	1,170	398
Net gain on sale of available for sale securities	—	448
Net loss on sale of other real estate owned (“OREO”)	(41)	(19)
Bank owned life insurance (“BOLI”) income	118	115
Other operating income	1,111	1,037

Total non-interest income	9,602	7,210
Non-interest expenses:
Salaries and wages	7,505	6,341
Employee benefits	2,160	1,735
Occupancy and bank premises	1,375	1,286
Furniture, fixtures, and equipment	891	896
Advertising	320	264
Amortization of mortgage servicing rights	219	169
Net (recovery) impairment of mortgage servicing rights	(110)	8
Amortization of intangible assets	509	161
FDIC insurance	219	480
Due diligence and merger-related expenses	209	307
Professional fees	657	410
Other operating expenses	2,588	2,140

Total non-interest expenses	16,542	14,197
Income before income taxes	8,026	7,135
Income tax expense	2,791	2,419

Net income	$5,235	$4,716

Basic earnings per common share	$0.40	$0.38
Diluted earnings per common share	$0.40	$0.38
Dividends declared per share	$0.16	$0.15

Weighted-average basic shares outstanding	13,065,885	12,344,710
Dilutive potential shares	147,502	14,401

Adjusted weighted-average diluted shares	13,213,387	12,359,111

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income – Unaudited

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

Net income	$5,235	$4,716
Other comprehensive income (loss):
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $314 and $(70), respectively	584	(130)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $0 and $157, respectively	—	(291)

Unrealized investment gains (losses), net of tax expense (benefit) of $314 and $(227), respectively	584	(421)
Change in unfunded pension liability, net of tax expense of $192 and $137, respectively	357	254

Total comprehensive income	$6,176	$4,549

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Operating activities:
Net Income	$5,235	$4,716
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,000	1,285
Provision for depreciation and amortization	1,693	1,277
Net gain on sale of available for sale securities		(448)
Net gain on sale of residential mortgages	(1,170)	(398)
Stock based compensation cost	174	177
Amortization and net impairment of mortgage servicing rights	109	177
Net accretion of fair value adjustments	(461)	(525)
Amortization of intangible assets	509	161
Impairment of other real estate owned (“OREO”)	—	127
Loss on sale of OREO	41	19
Net increase in cash surrender value of bank owned life insurance (“BOLI”)	(118)	(115)
Other, net	(2,931)	(933)
Loans originated for resale	(37,038)	(10,966)
Proceeds from loans sold	33,727	14,516
Provision for deferred income taxes	435	114
Change in income taxes payable/receivable	2,145	329
Change in accrued interest receivable	24	319
Change in accrued interest payable	121	(473)

Net cash provided by operating activities	3,495	9,359

Investing activities:
Purchases of investment securities	(79,317)	(37,705)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	9,482	6,585
Proceeds from sale of investment securities available for sale	—	38,320
Proceeds from redemptions of FHLB stock	579	711
Proceeds from calls of investment securities	15,650	19,310
Net change in other investments	34	11
Net portfolio loan and lease originations	(9,505)	(23,336)
Purchases of premises and equipment	(60)	(485)
Acquisition of Lau Associates, net of cash acquired	(1,928)	(1,617)
Proceeds from sale of OREO	166	40

Net cash (used) provided by investing activities	(64,899)	1,834

Financing activities:
Change in deposits	43,490	(25,180)
Change in short-term borrowings	391	13,275
Dividends paid	(2,115)	(1,843)
Change in FHLB advances and other borrowings	17,015	(12,689)
Tax benefit from exercise of stock options	76	109
Proceeds from issuance of common stock	48	5,692
Proceeds from exercise of stock options	1,057	537

Net cash provided (used) by financing activities	59,962	(20,099)

Change in cash and cash equivalents	(1,442)	(8,906)
Cash and cash equivalents at beginning of year	69,140	89,484

Cash and cash equivalents at end of year	$67,698	$80,578

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$76	$828
Interest	2,266	3,292

Supplemental cash flow information:
Available for sale securities purchased, not settled	$298	$—
Change in other comprehensive income	1,447	(257)
Change in deferred tax due to change in comprehensive income	(506)	90
Transfer of loans to other real estate owned	62	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes In Shareholders’ Equity – Unaudited

	For the Three Months Ended March 31, 2012
(dollars in thousands, except share information)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity

Balance December 31, 2011	16,103,981	$16,104	$84,425	$126,582	$(11,365)	$(29,833)	$185,913
Net income	—	—	—	5,235	—	—	5,235
Dividends declared, $0.16 per share	—	—	—	(2,115)	—	—	(2,115)
Other comprehensive income, net of tax expense of $506	—	—	—	—	941	—	941
Stock based compensation	—	—	174	—	—	—	174
Tax benefit from gains on stock option exercise	—	—	76	—	—	—	76
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	2,424	2	46	—	—	—	48
Share-based awards and options exercises	57,831	58	999	—	—	—	1,057

Balance March 31, 2012	16,164,236	$16,164	$85,720	$129,702	$(10,424)	$(29,833)	$191,329

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2011 Annual Report on Form 10-K (the “2011 Annual Report”).

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

2. Business Combinations

Private Wealth Management Group of the Hershey Trust Company

On May 27, 2011, the acquisition of the Private Wealth Management Group (“PWMG”) of the Hershey Trust Company (“HTC”) by the Corporation was completed. The consideration paid by the Corporation was $18.4 million, of which $8.1 million cash and 322,101 unregistered shares of the BMBC common stock, valued at $6.7 million, were paid at closing, and $3.6 million cash was placed in escrow to be paid in three equal installments on the 6-, 12- and 18-month anniversaries of February 17, 2011, the date preceding the date of the definitive stock purchase agreement (the “Agreement”), subject to certain post-closing contingencies relating to the assets under management. The first two payments of $1.2 million were each issued on August 31, 2011 and March 2, 2012.

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

The fair values of the intangible assets listed below are estimates and are subject to adjustment; however, they are not expected to be materially different than those shown. Any adjustments to the estimates will be reflected, retroactively, as of the date of the PWMG acquisition.

In connection with the Acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (322,101 shares)	$6,661
Cash paid	10,550
Cash held in escrow	1,200

Value of consideration	18,411
Assets acquired:
Intangible asset – customer relationships	8,610
Intangible asset – non-compete agreements	3,830
Premises and equipment	250

Total assets	12,690
Liabilities assumed:	—
Net assets acquired	12,690

Goodwill resulting from acquisition of PWMG	$5,721

3. Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock, as well as the effect of restricted and performance shares becoming unrestricted common stock. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

	Three Months Ended March 31,
(dollars in thousands except per share data)	2012	2011
Numerator:
Net income available to common shareholders	$5,235	$4,716

Denominator for basic earnings per share – weighted average shares outstanding	13,065,885	12,344,710
Effect of dilutive potential common shares	147,502	14,401

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	13,213,387	12,359,111

Basic earnings per share	$0.40	$0.38
Diluted earnings per share	$0.40	$0.38
Antidilutive shares excluded from computation of average dilutive earnings per share	353,884	706,819

4. Investment Securities

The amortized cost and estimated fair value of investments, all of which are classified as available for sale, are as follows:

As of March 31, 2012

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$106,801	$427	$(101)	$107,127
Obligations of state & political subdivisions	12,951	132	(22)	13,061
Mortgage-backed securities	125,611	2,577	(38)	128,150
Collateralized mortgage obligations	48,674	400	(35)	49,039
Corporate bonds	12,568	301	(5)	12,864
Investment certificates of deposit	2,396	17	—	2,413
Other debt securities	1,900	—	—	1,900

Total fixed income investments	310,901	3,854	(201)	314,554

Bond mutual funds	12,096	8	(57)	12,047

Total non-maturity investments	12,096	8	(57)	12,047

Total	$322,997	$3,862	$(258)	$326,601

As of December 31, 2011

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$104,252	$397	$(79)	$104,570
Obligations of state & political subdivisions	8,210	158	(2)	8,366
Mortgage-backed securities	95,713	2,160	(39)	97,834
Collateralized mortgage obligations	32,418	251	(46)	32,623
Corporate bonds	12,616	194	(92)	12,718
Investment certificates of deposit	2,411	10	(1)	2,420
Other debt securities	1,900	—	(18)	1,882

Total fixed income investments	257,520	3,170	(277)	260,413

Bond mutual funds	12,091	9	(196)	11,904

Total non-maturity investments	12,091	9	(196)	11,904

Total	$269,611	$3,179	$(473)	$272,317

The following table shows the amount of securities that were in an unrealized loss position:

As of March 31, 2012

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$29,630	$(101)	$—	$—	$29,630	$(101)
Obligations of state & political subdivisions	3,848	(22)	—	—	3,848	(22)
Mortgage-backed securities	12,682	(38)	—	—	12,682	(38)
Collateralized mortgage obligations	14,487	(35)	—	—	14,487	(35)
Corporate bonds	995	(5)	—	—	995	(5)

Total fixed income investments	61,642	(201)	—	—	61,642	(201)

Bond mutual funds	11,399	(57)	—	—	11,399	(57)

Total	$73,041	$(258)	$—	$—	$73,041	$(258)

The following table shows the amount of securities that were in an unrealized loss position:

As of December 31, 2011

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$23,457	$(79)	$—	$—	$23,457	$(79)
Obligations of state & political subdivisions	620	(2)	—	—	620	(2)
Mortgage-backed securities	7,696	(22)	4,886	(17)	12,582	(39)
Collateralized mortgage obligations	7,440	(46)			7,440	(46)
Corporate bonds	2,912	(92)	—	—	2,912	(92)
Investment certificates of deposit	442	(1)	—	—	442	(1)
Other debt securities	982	(18)	—	—	982	(18)

Total fixed income investments	43,549	(260)	4,886	(17)	48,435	(277)

Bond mutual funds	11,260	(196)	—	—	11,260	(196)

Total	$54,809	$(456)	$4,886	$(17)	$59,695	$(473)

Management evaluates the Corporation’s investment securities that are in an unrealized loss position in order to determine if the decline in market value is other than temporary. The investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All fixed income investment securities in the Corporation’s investment portfolio are rated as investment grade. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers. Management does not believe that these unrealized losses are other-than-temporary. The Corporation does not have the intent to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely than not that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

As of March 31, 2012 and December 31, 2011 securities having market values of $128.6 million and $135.3 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment securities as of March 31, 2012 and December 31, 2011, by contractual maturity, are shown below:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,084	$4,072	$900	$900
Due after one year through five years	53,579	54,085	54,046	54,349
Due after five years through ten years	57,399	57,457	48,210	48,354
Due after ten years	21,554	21,751	26,233	26,353

Subtotal	136,616	137,365	129,389	129,956
Mortgage- related securities	174,285	177,189	128,131	130,457

Total	$310,901	$314,554	$257,520	$260,413

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Included in the investment portfolio, but not in the table above, are bond mutual funds as of March 31, 2012 and December 31, 2011 with fair values of $12.1 million and $11.9 million, respectively, which have no stated maturity or constant stated coupon rate.

5. Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	March 31, 2012	December 31, 2011
Loans held for sale	$5,784	$1,588

Real estate loans:
Commercial mortgage	$430,896	$419,130
Home equity lines and loans	202,015	207,917
Residential mortgage	306,911	306,478
Construction	51,274	52,844

Total real estate loans	991,096	986,369
Commercial and industrial	270,766	267,204
Consumer	13,644	11,429
Leases	28,974	30,390

Total portfolio loans and leases	1,304,480	1,295,392

Total loans and leases	$1,310,264	$1,296,980

Loans with predetermined rates	$625,198	$608,490
Loans with adjustable or floating rates	685,066	688,490

Total loans and leases	$1,310,264	$1,296,980

Net deferred loan origination costs included in the above loan table	$739	$563

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
Minimum lease payments receivable	$32,577	$34,143
Unearned lease income	(4,898)	(5,080)
Initial direct costs and deferred fees	1,295	1,327

Total	$28,974	$30,390

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	March 31, 2012	December 31, 2011
TDRs included in nonperforming loans and leases	$4,223	$4,300
TDRs in compliance with modified terms	7,970	7,166

Total TDRs	$12,193	$11,466

The following table presents information regarding loan and lease modifications categorized as Troubled Debt Restructurings for the three months ended March 31, 2012:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	2	$1,021	$1,021
Leases	2	17	17

Total	4	$1,038	$1,038

The following table presents information regarding the types of loan and lease modifications made for the three months ended March 31, 2012:

	Number of Contracts
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change with Interest-Only Period	Contractual Payment Reduction (Leases only)
Residential mortgage	—	1	1	—	—
Leases	—	—	—	—	2

Total	—	1	1	—	2

During the three months ended March 31, 2012, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

D. Non-Performing Loans and Leases(1)

(dollars in thousands)	March 31, 2012	December 31, 2011
Non-accrual loans and leases:
Commercial mortgage	$1,190	$1,043
Home equity lines and loans	2,882	2,678
Residential mortgage	3,863	3,228
Construction	9,417	4,901
Commercial and industrial	5,046	2,305
Consumer	15	5
Leases	157	155

Total	$22,570	$14,315

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $1.5 million of purchased credit-impaired loans as of both March 31, 2012 and December 31, 2011 which became non-performing subsequent to acquisition.

E. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Bank applies ASC 310-30 to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
Outstanding principal balance	$21,689	$22,749
Carrying amount(1)	13,425	13,991

(1)	Includes $623 thousand and $678 thousand purchased credit-impaired loans as of March 31, 2012 and December 31, 2011, respectively, for which the Bank could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $1.5 million of purchased credit-impaired loans as of both March 31, 2012 and December 31, 2011 that subsequently became non-performing, which are disclosed in Note 5D, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Bank applies ASC 310-30, for the three months ended March 31, 2012:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2011	$9,537
Accretion	(324)
Reclassifications from nonaccretable difference	158
Additions	122
Disposals	(504)

Balance, March 31, 2012	$8,989

F. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Delinquency %(1)
As of March 31, 2012
Commercial mortgage	$265	$—	$1,408	$1,673	$429,223	$430,896	0.39%
Home equity lines and loans	205	88	2,014	2,307	199,708	202,015	1.14%
Residential mortgage	1,314	—	1,835	3,149	303,762	306,911	1.03%
Construction	800	—	7,189	7,989	43,285	51,274	15.58%
Commercial and industrial	228	—	4,310	4,538	266,228	270,766	1.68%
Consumer	4	5	5	14	13,630	13,644	0.10%
Leases	84	74	41	199	28,775	28,974	0.69%

	$2,900	$167	$16,802	$19,869	$1,284,611	$1,304,480	1.52%

(1)	Delinquency % equals total past due divided by total loans and leases

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Delinquency %(1)
As of December 31, 2011
Commercial mortgage	$193	$171	$1,311	$1,675	$417,455	$419,130	0.40%
Home equity lines and loans	330	199	2,235	2,764	205,153	207,917	1.33%
Residential mortgage	1,455	907	1,856	4,218	302,260	306,478	1.38%
Construction	—	—	4,853	4,853	47,991	52,844	9.18%
Commercial and industrial	279	1,513	2,089	3,881	263,323	267,204	1.45%
Consumer	33	—	4	37	11,392	11,429	0.32%
Leases	156	75	145	376	30,014	30,390	1.24%

	$2,446	$2,865	$12,493	$17,804	$1,277,588	$1,295,392	1.37%

(1)	Delinquency % equals total past due divided by total loans and leases

G. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Corporation’s allowance for loan and lease losses, by loan category, for the three months ended March 31, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2011	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753
Charge-offs	(24)	—	(14)	(400)	(270)	(25)	(106)	—	(839)
Recoveries	—	—	—	—	65	4	57	—	126
Provision for loan and lease losses	55	(122)	114	367	306	44	25	211	1,000

Balance, March 31, 2012	$3,196	$1,585	$1,692	$1,351	$3,917	$142	$508	$649	$13,040

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses for the three months ended March 31, 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2010	$2,534	$1,563	$843	$633	$3,565	$115	$766	$256	$10,275
Charge-offs	(2)	(350)	(76)	—	(155)	(51)	(408)	—	(1,042)
Recoveries	—	—	—	—	2	2	127	—	131
Provision for loan and lease losses	336	89	229	199	207	31	200	(6)	1,285

Balance, March 31, 2011	$2,868	$1,302	$996	$832	$3,619	$97	$685	$250	$10,649

The following table details the allocation of the allowance for loan and lease losses by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of March 31, 2012
Allowance on loans and leases:
Individually evaluated for impairment	$—	$77	$393	$685	$381	$—	$—	$—	$1,536
Collectively evaluated for impairment	3,187	1,508	1,299	660	3,536	142	508	649	11,489
Purchased credit- impaired(1)	9	—	—	6	—	—	—	—	15

Total	$3,196	$1,585	$1,692	$1,351	$3,917	$142	$508	$649	$13,040

As of December 31, 2011
Allowance on loans and leases:
Individually evaluated for impairment	$—	$75	$358	$640	$248	$—	$—	$—	$1,321
Collectively evaluated for impairment	3,153	1,632	1,234	741	3,568	119	532	438	11,417
Purchased credit- impaired(1)	12	—	—	3	—	—	—	—	15

Total	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of March 31, 2012
Carrying value of loans and leases:
Individually evaluated for impairment	$166	$2,918	$9,585	$10,703	$5,134	$15	$—	$28,521
Collectively evaluated for impairment	419,265	199,068	297,013	39,471	265,114	13,629	28,974	1,262,534
Purchased credit- impaired(1)	11,465	29	313	1,100	518	—	—	13,425

Total	$430,896	$202,015	$306,911	$51,274	$270,766	$13,644	$28,974	$1,304,480

As of December 31, 2011
Carrying value of loans and leases:
Individually evaluated for impairment	$—	$2,714	$8,146	$6,062	$2,393	$5	$—	$19,320
Collectively evaluated for impairment	407,095	205,172	298,018	45,696	264,286	11,424	30,390	1,262,081
Purchased credit- impaired(1)	12,035	31	314	1,086	525	—	—	13,991

Total	$419,130	$207,917	$306,478	$52,844	$267,204	$11,429	$30,390	$1,295,392

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to allocate the allowance for loan and lease losses as of March 31, 2012 and December 31, 2011:

	Credit Risk Profile by Internally Assigned Grade
	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$421,485	$414,250	$37,647	$38,367	$261,940	$260,050	$721,072	$712,667
Special Mention	6,290	1,932	3,559	3,704	2,797	1,459	12,646	7,095
Substandard	3,121	2,948	9,816	10,521	5,859	5,523	18,796	18,992
Doubtful(1)	—	—	252	252	170	172	422	424

Total	$430,896	$419,130	$51,274	$52,844	$270,766	$267,204	$752,936	$739,178

(1)	Loans balances classified as “Doubtful” have been reduced by partial charge-offs, and are carried at their net realizable value.

	Credit Risk Profile by Payment Activity
	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Performing	$303,048	$303,250	$199,133	$205,239	$13,629	$11,424	$28,817	$30,235	$544,627	$550,148
Non-performing	3,863	3,228	2,882	2,678	15	5	157	155	6,917	6,066

Total	$306,911	$306,478	$202,015	$207,917	$13,644	$11,429	$28,974	$30,390	$551,544	$556,214

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended March 31, 2012
Impaired loans with related allowance:
Home equity lines and loans	$551	$560	$77	$560	$—	$—
Residential mortgage	2,798	2,839	393	2,729	24	—
Construction	5,365	5,381	685	7,110	—	—
Commercial and industrial	1,936	1,943	381	1,943	5	—

Total	$10,650	$10,723	$1,536	$12,342	$29	$—

Impaired loans without related allowance(1) (3):
Commercial mortgage	$166	$171	$—	$171	$—	$—
Home equity lines and loans	2,367	2,423	—	2,421	1	—
Residential mortgage	6,787	7,008	—	7,133	47	—
Construction	5,338	5,338	—	5,264	13	—
Commercial and industrial	3,198	3,242	—	4,301	3	—
Consumer	15	16	—	16	—	—

Total	$17,871	$18,198	$—	$19,306	$64	$—

Grand total	$28,521	$28,921	$1,536	$31,648	$93	$—

(1)	The table above does not include the recorded investment of $564 thousand of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	The table above excludes all purchased credit-impaired loans, which are discussed in Note 5E, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended March 31, 2011
Impaired loans with related allowance:
Commercial mortgage	$1,855	$2,443	$301	$2,443	$—	$—
Home equity lines and loans	2,049	2,067	14	2,068	1	—
Residential mortgage	6,250	6,458	77	6,465	32	—
Commercial and industrial	1,947	4,727	20	4,728	10	—

Total	$12,101	$15,695	$412	$15,704	$43	$—

Impaired loans without related allowance(1) (3):
Home equity lines and loans	131	137	—	137	—
Residential mortgage	$1,411	$1,465	$—	$1,466	$—	$—
Commercial and industrial	85	263	—	288	—	—
Consumer loans	11	11	—	11	—	—

Total	$1,638	$1,876	$—	$1,902	$—	$—

Grand total	$13,739	$17,571	$412	$17,606	$43	$—

(1)	The table above does not include the recorded investment of $1.0 million of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	The table above excludes all purchased credit-impaired loans, which are discussed in Note 5E, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2011
Impaired loans with related allowance:
Home equity lines and loans	$448	$456	$75
Residential mortgage	2,654	2,682	358
Construction	4,853	6,054	640
Commercial and industrial	1,568	2,160	248

Total	$9,523	$11,352	$1,321

Impaired loans without related allowance(1) (3):
Home equity lines and loans	$2,266	$2,310	$—
Residential mortgage	5,492	5,863	—
Construction	1,209	1,213	—
Commercial and industrial	825	855	—
Consumer	5	5	—

Total	$9,797	$10,246	$—

Grand total	$19,320	$21,598	$1,321

(1)	The table above does not include the recorded investment of $680 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal

6. Deposits

The following table details the components of deposits:

(dollars in thousands)	March 31, 2012	December 31, 2011

Non-interest-bearing demand	$334,918	$326,409
Savings, NOW and market rate accounts	790,256	757,904
Time deposits	212,003	209,333
Wholesale time deposits	22,062	23,550
Wholesale non-maturity deposits	66,518	65,173

	$1,425,757	$1,382,369

7. Short-term and Other Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less) which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers and overnight fed funds are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
Overnight fed funds	$—	$—
Revolving line of credit with correspondent bank	2,000	—
Repurchase agreements	11,254	12,863

Total short-term borrowings	$13,254	12,863

The following table sets forth information concerning short-term borrowings:

	Three Months Ended March 31
(dollars in thousands)	2012	2011
Balance at period-end	$13,254	$23,326
Maximum amount outstanding at any month-end	14,775	23,326
Average balance outstanding during the period	13,929	10,155
Weighted-average interest rate:
As of period-end	0.62%	0.35%
Paid during the period	0.17%	0.24%

B. FHLB Advances and Other Borrowings

The Corporation’s other borrowings consist mainly of advances from the FHLB as well as a commercial mortgage on its Wealth Management Division’s offices located in Bryn Mawr, Pennsylvania.

The following table presents the remaining periods until maturity of the FHLB advances and other borrowings:

(dollars in thousands)	March 31, 2012	December 31, 2011
Within one year	$58,984	$39,276
Over one year through five years	82,490	85,238
Over five years through ten years	22,229	22,253
Over ten years	995	1,028

Total	$164,698	$147,795

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range*		Weighted Average Rate	Interest Rate		Balance
Description	From	To		From	To	March 31, 2012	December 31, 2011
Fixed amortizing	08/03/12	12/29/15	3.57%	3.15%	3.90%	$8,659	$10,535
Adjustable amortizing (commercial mortgage)	12/31/16	01/01/29	3.58%	3.25%	5.50%	13,082	13,692
Bullet maturity	05/09/12	02/01/17	2.16%	1.19%	4.12%	95,000	75,500
Convertible-fixed	12/11/12	08/20/18	2.01%	1.25%	2.62%	47,957	48,068

Total						$164,698	$147,795

*	Maturity range refers to March 31, 2012 balances

Included in the table above as of March 31, 2012 and December 31, 2011 are $48.0 million and $48.1 million, respectively, of FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of March 31, 2012, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2012. These advances are included in the periods in which they mature, rather than the period in which they are subject to conversion.

C. Other FHLB Information

As of March 31, 2012 the Corporation had a maximum borrowing capacity with the FHLB of approximately $665.0 million, of which the unused capacity was $499.3 million. In addition, there were unused capacities of $64.0 million in overnight federal funds line and $70.5 million of Federal Reserve Discount Window borrowings as of March 31, 2012. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $11.0 million at March 31, 2012, and $11.6 million at December 31, 2011. The carrying amount of the FHLB stock approximates its redemption value. During the three months ended March 31, 2012 the FHLB redeemed $580 thousand of its capital stock.

The level of required investment in FHLB stock is based on the balance of outstanding loans the Corporation has from the FHLB. Although FHLB stock is a financial instrument that represents an equity interest in the FHLB, it does not have a readily determinable fair value. FHLB stock is generally viewed as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation regularly reviews financial statements filed by the FHLB. The most recent financial information available as of April 27, 2012 indicates an increase in the FHLB’s net income for the three months ended March 31, 2012 as compared to the same period in 2011. In addition, credit-related other-than-temporary impairments have declined for the three months ended March 31, 2012 as compared to the same period in 2011. Management believes that these indicators, as well as the fact that the FHLB has resumed redemption of its capital stock and the payment of dividends, support the Corporation’s assessment that its investment in FHLB capital stock is not other-than-temporarily impaired.

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

The following table provides information about options outstanding for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding December 31, 2011	876,470	$20.17	$4.55
Granted	—	—	—
Forfeited	(5,755)	20.56	4.74
Expired	—	—	—
Exercised	(60,781)	17.40	3.70

Options outstanding March 31, 2012	809,934	$20.38	$4.62

The following table provides information about unvested options for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options December 31, 2011	158,515	$20.49	$4.73
Granted	—	—	—
Vested	—	—	—
Forfeited	(5,755)	20.56	4.74

Unvested options March 31, 2012	152,760	$20.49	$4.73

For the three months ended March 31, 2012 there were no grants of stock options.

For the three months ended March 31, 2012, the Corporation recognized $59 thousand of expense related to the stock options. As of March 31, 2012, the total not-yet-recognized compensation expense of unvested stock options is $381 thousand. This expense will be recognized over a weighted average period of 1.93 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 are detailed below:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Proceeds from exercise of stock options	$1,057	$537
Related tax benefit recognized	76	109

Net proceeds of options exercised	$1,133	$646

Intrinsic value of options exercised	$218	$311

The following table provides information about options outstanding and exercisable at March 31, 2012:

	Outstanding	Exercisable
Number of shares	809,934	657,174
Weighted average exercise price	$20.38	$20.35
Aggregate intrinsic value	$1,882,238	$1,504,046
Weighted average contractual term in years	4.3	3.8

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

For the three months ended March 31, 2012, the Corporation recognized $45 thousand of expense related to the Corporation’s RSAs. As of March 31, 2012, there was $480 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 2.65 years.

The following table details the unvested RSAs for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	35,025	$18.06
Granted	—	—
Vested	—	—
Forfeited	—	—

Ending balance	35,025	$18.06

The compensation expense for PSAs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation. The Simulation used various assumptions that include expected volatility of 54.8%, a risk free rate of return of 0.74% and a correlation co-efficient of 0.56%.

For the three months ended March 31, 2012, the Corporation recognized $69 thousand of expense related to the PSAs. As of March 31, 2012, there was $591 thousand of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.29 years.

The following table details the unvested PSAs for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	117,361	$9.86
Granted	—	—
Vested	—	—
Forfeited	(2,950)	9.87

Ending balance	114,411	$9.86

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

The following table provides a reconciliation of the components of the net periodic benefits cost (benefit) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	SERP		QDBP		PRBP
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$67	$41	$—	$—	$—	$—
Interest cost	61	52	394	421	9	12
Expected return on plan assets	—	—	(701)	(555)	—	—
Amortization of transition obligation	—	—	—	—	7	6
Amortization of prior service costs	21	21	—	—	—	(13)
Amortization of net (gain) loss	22	—	447	200	19	19

Net periodic benefit cost	$171	$114	$140	$66	$35	$24

QDBP: As stated in the Corporation’s 2011 Annual Report, the Corporation did not have any minimum funding requirements for its QDBP for 2011. However, a $10 million contribution was made in December 2011. For the three months ended March 31, 2012, no contributions were made to the QDBP.

SERP: The Corporation contributed $34 thousand during the three months ended March 31, 2012 and it is expected to contribute an additional $105 thousand to the SERP plan for the remaining nine months of 2012.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

10. Segment Information

The Corporation aggregates certain of its operations and has identified two segments as follows: Banking and Wealth Management.

Segment information for the three months ended March 31, 2012 and 2011 is as follows:

	2012			2011
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$15,965	$1	$15,966	$15,405	$2	$15,407
Less: loan loss provision	1,000	—	1,000	1,285	—	1,285

Net interest income after loan loss provision	14,965	1	14,966	14,120	2	14,122

Other income:
Fees for wealth management services	—	6,229	6,229	—	4,190	4,190
Service charges on deposit accounts	580	—	580	580	—	580
Loan servicing and other fees	435	—	435	461	—	461
Net gain on sale of loans	1,170	—	1,170	398	—	398
Net gain on sale of available for sale securities	—	—	—	448	—	448
Net loss on sale of other real estate owned	(41)	—	(41)	(19)	—	(19)
BOLI income	118	—	118	115	—	115
Other operating income	1,108	3	1,111	1,032	5	1,037

Total other income	3,370	6,232	9,602	3,015	4,195	7,210

Other expenses:
Salaries & wages	5,105	2,400	7,505	4,664	1,677	6,341
Employee benefits	1,586	574	2,160	1,267	468	1,735
Occupancy & equipment	1,943	323	2,266	1,980	202	2,182
Amortization of intangible assets	293	435	728	253	77	330
Professional fees	623	34	657	374	36	410
Other operating expenses	2,635	591	3,226	2,864	335	3,199

Total other expenses	12,185	4,357	16,542	11,402	2,795	14,197

Segment profit	6,150	1,876	8,026	5,733	1,402	7,135
Intersegment (revenues) expenses*	(113)	113	—	(30)	30	—

Pre-tax segment profit after eliminations	$6,037	$1,989	$8,026	$5,703	$1,432	$7,135

% of segment pre-tax profit after eliminations	75.2%	24.8%	100.0%	79.9%	20.1%	100%

Segment assets (dollars in millions)	$1,803.9	$34.2	$1,838.1	$1,699.0	$15.0	$1,714.0

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Activity

	March 31, 2012	December 31, 2011
Assets under management, administration, supervision and brokerage (dollars in millions)	$5,153.0	$4,831.6

11. Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Balance, December 31	$4,041	$4,925
Additions	285	130
Amortization	(219)	(169)
Recovery	110	—
Impairment	—	(8)

Balance, March 31	$4,217	$4,878

Fair value	$4,450	$5,946

Loans serviced for others	$571,440	$574,422

As of March 31, 2012 and December 31, 2011, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
Fair value amount of MSRs	$4,450	$4,041
Weighted average life (in years)	4.6	4.0
Prepayment speeds (constant prepayment rate)*	16.1	18.8
Impact on fair value:
10% adverse change	$(240)	$(242)
20% adverse change	$(461)	$(461)
Discount rate	10.50%	10.25%
Impact on fair value:
10% adverse change	$(148)	$(118)
20% adverse change	$(286)	$(228)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

12. Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008, First Keystone Financial, Inc. (“FKF”) in July, 2010 and PWMG in May, 2011 are detailed below:

(dollars in thousands)	Beginning Balance 1/1/12	Additions	Amortization	Ending Balance 3/31/12	Amortization Period
Goodwill – Lau	$9,846	$—	$—	$9,846	Indefinite
Goodwill – FKF	9,122	—	—	9,122	Indefinite
Goodwill – PWMG	5,721	—	—	5,721	Indefinite

Total	$24,689	$—	$—	$24,689
Core deposit intangible	1,628	—	(75)	1,553	10 years
Customer relationships	12,376	—	(247)	12,129	15 to 20 years
Non compete agreement	3,770	—	(187)	3,583	5.5 to 10 years
Brand (trade name)	240	—	—	240	Indefinite

Total	$18,014	$—	$(509)	$17,505

Grand total	$42,703	—	$(509)	$42,194

The Corporation performed its annual review of goodwill and identifiable intangible assets at December 31, 2011 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three months ended March 31, 2012, the Corporation determined there were no events that would trigger impairment testing of goodwill and other intangible assets.

13. Shareholders’ Equity

Dividend

During the first quarter of 2012, the Corporation declared and paid a regular quarterly dividend of $0.16 per share. This payment totaled $2.1 million, based on outstanding shares at February 13, 2012 of 13,218,685. On May 2, 2012, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.16 per share payable June 1, 2012 to shareholders of record as of May 14, 2012.

S-3 Shelf Registration Statement and Offerings Thereunder

In April 2012, the Corporation filed a shelf registration statement (the “Shelf Registration Statement”) to replace its 2009 Shelf Registration Statement, which was set to expire in June 2012. This new Shelf Registration Statement allows the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, debt securities, warrants to purchase common stock, stock purchase contracts and units or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, any amount of such securities in a dollar amount up to $150,000,000, in the aggregate.

The Corporation has in place under its Shelf Registration Statement a Dividend Reinvestment and Stock Purchase Plan (the “Plan”), which was amended and restated on April 27, 2012, primarily to increase the number of shares which can be issued by the Corporation from 850,000 to 1,500,000 shares of registered common stock. The Plan allows for the grant of a request for waiver (“RFW”) above the Plan’s maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of the Corporation’s common stock and general economic and market conditions.

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the three months ended March 31, 2012, the Corporation issued 2,424 shares and raised $48 thousand through the Plan. As of March 31, 2012, the Plan had raised $11.6 million and issued 651,617 shares of common stock since it was established in July 2009.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the three months ended March 31, 2012. There were no reserves for uncertain income tax positions recorded during the three months ended March 31, 2012.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at March 31, 2012 and December 31, 2011 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring and non-recurring basis as of March 31, 2012:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. government agencies	$107.1	$—	$107.1	$—
Obligations of state & political subdivisions	13.1	—	13.1	—
Mortgage-backed securities	128.2	—	128.2	—
Collateralized mortgage obligations	49.0	—	49.0	—
Corporate bonds	12.9	—	12.9	—
Investment certificates of deposit	2.4	—	2.4
Bond mutual funds	12.0	12.0	—	—
Other debt securities	1.9	—	1.9	—

Total assets measured on a recurring basis at fair value	$326.6	$12.0	$314.6	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$1.4	$—	$—	$1.4
Impaired loans and leases	27.5	—	—	27.5
Other real estate owned (“OREO”)	0.4	—	—	0.4

Total assets measured on a non-recurring basis at fair value	$29.3	$—	$—	$29.3

Fair value of assets measured on a recurring and non-recurring basis as of December 31, 2011

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. government agencies	$104.6	$—	$104.6	$—
Obligations of state & political subdivisions	8.4	—	8.4	—
Mortgage-backed securities	97.8	—	97.8	—
Collateralized mortgage obligations	32.6	—	32.6	—
Corporate bonds	12.7	—	12.7	—
Investment certificates of deposit	2.4	—	2.4	—
Bond mutual funds	11.9	11.9	—	—
Other debt securities	1.9	—	1.9	—

Total assets measured on a recurring basis at fair value	$272.3	$11.9	$260.4	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$4.0	$—	$4.0	$—
Impaired loans and leases	18.7	—	18.7
OREO	0.5	—	0.5	—

Total assets measured on a non-recurring basis at fair value	$23.2	$—	$23.2	$—

During the three months ended March 31, 2012, net increases of $215 thousand were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three months ended March 31, 2012.

There have been no transfers between levels during the three months ended March 31, 2012.

Impaired Loans

The Corporation evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which range from 10% - 50%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on the appraisals by qualified licensed appraisers hired by the Corporation. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties are classified as OREO and are reported at the lower of cost or fair value less cost to sell, and are classified as Level 3 in the fair value hierarchy.

In light of the continuing slow-down in the real estate market, management is required to utilize a more significant level of unobservable inputs and, as such, the Corporation has reclassified the hierarchical levels of both Impaired Loans and Other Real Estate Owned to Level 3 as of March 31, 2012.

Mortgage Servicing Rights

The fair value of the MSRs for these periods was determined using a proprietary third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Due to the proprietary nature of the valuation model used, the Corporation classifies the value of MSRs as using Level 3 inputs.

In light of the continued climate of depressed interest rates, the Corporation has determined that the third party valuation firm that values the Corporation’s MSRs is relying on a more significant level of unobservable inputs and, as such, the Corporation has reclassified the hierarchical levels of MSRs to Level 3 as of March 31, 2012.

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

Mortgage Servicing Rights

The fair value of the MSRs is determined using a proprietary third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.

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

The carrying amount, estimated fair value and fair value hierarchy level of the Corporation’s financial instruments as of the dates indicated are as follows:

		As of March 31, 2012		As of December 31 2011
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$67,698	$67,698	$69,140	$69,140
Investment securities AFS	See Note 15	326,601	326,601	272,317	272,317
Loans held for sale	Level 2	5,784	5,907	1,588	1,667
Net portfolio loans and leases	Level 3	1,291,440	1,338,899	1,282,639	1,311,058
Mortgage servicing rights	Level 3	4,217	4,450	4,041	4,041
Other assets	Level 3	22,756	22,756	23,261	23,261

Total financial assets		$1,718,496	$1,766,311	$1,652,986	$1,681,484

Financial liabilities:
Deposits	Level 2	$1,425,757	$1,426,398	$1,382,369	$1,382,865
Short-term borrowings	Level 2	13,254	13,254	12,863	12,863
FHLB advances and other borrowings	Level 2	164,698	168,894	147,795	151,767
Subordinated debentures	Level 2	22,500	21,976	22,500	21,511
Other liabilities	Level 2	20,530	20,537	23,467	23,467

Total financial liabilities		$1,646,739	$1,651,059	$1,588,994	$1,592,473

*	see Note 15 for a description of fair value hierarchy levels

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

FASB ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860)

On April 29, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements (Topic 860)”, which removes the collateral maintenance provision that is currently required when determining whether a transfer of a financial instrument is accounted for as a sale or a secured borrowing. The Corporation has adopted ASU 2011-03 with no impact on its financial condition, results of operations, and disclosures.

FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820)

On May 12, 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820)”, which is a joint effort between the FASB and IASB to converge fair value measurement and disclosure guidance. The ASU permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met. The ASU also increases disclosure surrounding company-determined market price (Level 3) financial instruments and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the statement of financial position, but are included in disclosures at fair value. The Corporation has adopted ASU 2011-04 with no impact on its financial condition and results of operations.

FASB ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220)

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220)”, which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The Corporation has adopted ASU No. 2011-05 in its consolidated financial statements with no impact on its financial condition and results of operations.

FASB ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350)

On September 15, 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other– Testing Goodwill for Impairment. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions of ASU 2011-08 are effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The Corporation does not expect that adoption of ASU No. 2011-08 will have a significant impact on the Company’s consolidated financial statements.

FASB ASU No. 2011-12, Comprehensive Income (Topic 220)

In December 2011, the FASB issued ASU 2011-12 – “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration. Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The Corporation does not expect ASU No. 2011-12 will have a material impact on its financial statements but will result in a revised presentation of reclassifications of items out of accumulated other comprehensive income.

18. Subsequent Events

On April 27, 2012, The Bryn Mawr Trust Company (the “Bank”), a wholly owned subsidiary of the Corporation, entered into a definitive Purchase and Assumption Agreement (the “Agreement”) with First Bank of Delaware (“FBD”) pursuant to which the Bank will acquire certain consumer and business deposit and loan accounts as well as FBD’s branch located at Brandywine Commons, 1000 Rocky Run Parkway, Wilmington, Delaware (the “Branch”). The transaction is expected to increase both loans and deposits of the Bank by approximately $100 million each. The purchase price under the Agreement will be paid in cash in an amount to be determined at closing based on the amount of the deposits and other liabilities assumed by the Bank, the outstanding principal balance of the loans being purchased, the personal property and leasehold improvements associated with the Branch being acquired, and the cash located at the Branch, as of the effective time of the closing. The transaction is expected to close in the fourth quarter of 2012.

ITEM 2	Management’s Discussion and Analysis of Results of Operation and Financial Condition

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to customers through seventeen full-service branches and seven limited-hour retirement community offices throughout the Montgomery, Delaware and Chester Counties of Pennsylvania. The Corporation’s stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

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

Acquisition of the Private Wealth Management Group of the Hershey Trust Company

On May 27, 2011, the Corporation acquired the Private Wealth Management Group (“PWMG”) of the Hershey Trust Company (“HTC”) for $18.4 million, of which $8.1 million cash and 322,101 unregistered shares of the BMBC common stock, valued at $6.7 million, were paid at closing, and $3.6 million cash was placed in escrow to be paid in three equal installments on the 6-, 12- and 18-month anniversaries of February 17, 2011, subject to certain post-closing contingencies relating to the assets under management. The first two payments of $1.2 million each were issued on August 31, 2011 and March 2, 2012. Additionally, on September 30, 2011, the Corporation filed with the SEC a registration statement on Form S-3 (File No. 333-177109) to register for resale the 322,101 shares issued as part of the purchase price. The aforementioned registration statement became effective on November 18, 2011.

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

The allowance for loan and lease losses involves a higher degree of judgment and complexity than other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by the Corporation to be sufficient to absorb estimated probable credit losses. The Corporation’s determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired loans and leases, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions, international events, and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from the Corporation’s estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods. See the section of this document titled “Asset Quality and Analysis of Credit Risk” for additional information.

Other significant accounting policies are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2011 Annual Report.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2012, as compared to the same periods in 2011, and the changes in its financial condition as of March 31, 2012 as compared to December 31, 2011. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results

•	A comparison of the results of operations for the three months ended March 31, 2012, to the same period in 2011, reflects the impact of the May 27, 2011 acquisition of PWMG.

•

Net income for the three months ended March 31, 2012 was $5.2 million, or diluted earnings per share of $0.40, an increase of $519 thousand as compared to net income of $4.7 million, or diluted earnings per share of $0.38, for the same period in 2011.

•

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended March 31, 2012 were 11.26% and 1.18%, respectively, as compared to ROE and ROA of 11.65% and 1.13%, respectively, for the same period in 2011.

•	Tax-equivalent net interest income increased $505 thousand, or 3.2%, to $16.0 million for the three months ended March 31, 2012, as compared to $15.5 million for the same period in 2011.

•

The provision for loan and lease losses (the “Provision”) for the three months ended March 31, 2012 was $1.0 million, a decrease of $285 thousand, or 22.2%, from the $1.3 million recorded for the same period in 2011.

•	Non-interest income of $9.6 million for the three months ended March 31, 2012 increased $2.4 million, or 33.2%, as compared to $7.2 million for the same period in 2011.

•	Non-interest expense of $16.5 million for the three months ended March 31, 2012 increased $2.3 million, or 16.5%, as compared to $14.2 million for the same period in 2011.

•	Fees for Wealth Management services of $6.2 million for the three months ended March 31, 2012 increased $2.0 million, or 48.7%, as compared to $4.2 million for the same period in 2011.

Changes in Financial Condition

•	Total assets of $1.84 billion as of March 31, 2012 increased $63.2 million from $1.77 billion as of December 31, 2011.

•	Shareholders’ equity of $191.3 million as of March 31, 2012 increased $5.4 million from $185.9 million as of December 31, 2011.

•	Total portfolio loans and leases as of March 31, 2012 were $1.30 billion, a slight increase of $9.1 million from the December 31, 2011 balance.

•

Total non-performing loans and leases of $22.6 million represented 1.73% of portfolio loans and leases as of March 31, 2012 as compared to $14.3 million, or 1.11%, of portfolio loans and leases as of December 31, 2011.

•

The allowance for loan and lease losses (the “Allowance”) of $13.0 million as of March 31, 2012 represented 1.00% of portfolio loans and leases as compared to $12.8 million, or 0.98% of portfolio loans and leases as of December 31, 2011.

•	Total deposits of $1.43 billion as of March 31, 2012 increased $43.4 million, or 3.1%, from $1.38 billion as of December 31, 2011.

•	Wealth Management assets under management, administration, supervision and brokerage as of March 31, 2012 were $5.2 billion, an increase of $321.4 million from December 31, 2011.

Other Recent Developments

•

On February 3, 2012, the Corporation entered into a definitive stock purchase agreement to acquire Davidson Trust Company (“DTC”) from Boston Private Financial Holdings, Inc. and members of DTC’s management group for a total purchase price of up to $10.5 million, of which $7.35 million is to be paid at closing in cash and up to $3.15 million is to be paid in cash installments on the 6-, 12- and 18-month anniversaries of the date of closing, subject to certain post-closing contingencies relating to DTC’s assets under management. The acquisition of DTC is expected to close in the second quarter of 2012, subject to certain conditions and regulatory approvals. The acquisition of DTC is anticipated to add $1.0 billion to the Wealth Management Division’s assets under management, administration, supervision and brokerage.

•

On April 27, 2012, The Bryn Mawr Trust Company (the “Bank”), a wholly owned subsidiary of the Corporation, entered into a definitive Purchase and Assumption Agreement (the “Agreement”) with First Bank of Delaware (“FBD”) pursuant to which the Bank will acquire certain consumer and business deposit and loan accounts as well as FBD’s branch located at Brandywine Commons, 1000 Rocky Run Parkway, Wilmington, Delaware (the “Branch”). The transaction is expected to increase both loans and deposits of the Bank by approximately $100 million. The purchase price under the Agreement will be paid in cash in an amount to be determined at closing based on the amount of the deposits and other liabilities assumed by the Bank, the outstanding principal balance of the loans being purchased, the personal property and leasehold improvements associated with the Branch being acquired, and the cash located at the Branch, as of the effective time of the closing. The transaction is expected to close in the fourth quarter of 2012.

•	The Corporation expects to open its eighteenth full-service branch in Bala Cynwyd, Pennsylvania, just outside Philadelphia, during the fourth quarter of 2012.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2012 and 2011 are shown in the tables below:

	Three Months Ended March 31,
	2012	2011
Annualized return on average equity	11.26%	11.65%
Annualized return on average assets	1.18%	1.13%
Efficiency ratio *	64.7%	62.8%
Tax equivalent net interest margin	3.93%	4.03%
Diluted earnings per share	$0.40	$0.38
Dividend per share	$0.16	$0.15

*	The efficiency ratio is calculated by dividing the non-interest expense by the sum of net interest income and non-interest income.

Key period end ratios and balances for the periods indicated are shown in the table below:

(dollars in millions, except per share amounts)	March 31, 2012	December 31, 2011
Book value per share	$14.43	$14.09
Tangible book value per share	$11.25	$10.82
Allowance for loan and lease losses as a percentage of loans and leases	1.00%	0.98%
Tier I capital to risk weighted assets	11.63%	11.26%
Tangible common equity ratio	8.30%	8.27%
Loan to deposit ratio	91.9%	93.8%
Wealth assets under management, administration, supervision and brokerage	$5,153.0	$4,831.6
Portfolio loans and leases	$1,304.5	$1,295.4
Total assets	$1,838.1	$1,774.9
Shareholders’ equity	$191.3	$185.9

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

Tax-Equivalent Net Interest Income

Tax-equivalent net interest income for the three months ended March 31, 2012 increased $505 thousand, as compared to the same period in 2011. This increase was primarily the result of a $78.1 million increase in average interest-earning assets between the periods, which was partially offset by a $33.5 million increase in average interest-bearing liabilities. The increase in average interest-earning assets was the result of a $95.4 million increase in average portfolio loans, partially offset by an $8.5 million decrease in available for sale investment securities between the periods. The tax equivalent net interest margin for the three months ended March 31, 2012 was 3.93%, a decrease of 10 basis points from the 4.03% tax equivalent net interest margin for the same period in 2011.

Rate/Volume Analysis (tax equivalent basis*)

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2012 as compared to the same period in 2011, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	Three Months Ended March 31, 2012 Compared to 2011
(dollars in thousands, increase/(decrease))	Volume	Rate	Total
Interest income:
Interest-bearing deposits with other banks	$(6)	$(3)	$(9)
Investment securities	(116)	(265)	(381)
Loans and leases	1,429	(966)	463

Total interest income	$1,307	$(1,234)	$73

Interest expense:
Savings, NOW and market rate accounts	$76	(235)	(159)
Wholesale non-maturity deposits	(10)	(7)	(17)
Time deposits	(65)	(5)	(70)
Wholesale time deposits	(20)	(31)	(51)
Borrowed funds**	107	(242)	(135)

Total interest expense	$88	$(520)	$(432)

Interest differential	$1,219	$(714)	$505

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include subordinated- and junior subordinated debentures, short-term borrowings and FHLB advances and other borrowings.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended March 31,
	2012			2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$38,337	$23	0.24%	$47,203	$32	0.27%
Money market funds	219	—	—%	177	—	—%
Investment securities:
Taxable	293,086	1,122	1.54%	285,506	1,312	1.86%
Non-taxable	9,622	53	2.22%	25,675	244	3.85%

Total investment securities	302,708	1,175	1.56%	311,181	1,556	2.03%
Loans and leases(1)(2)	1,299,552	17,234	5.33%	1,204,112	16,771	5.65%

Total interest-earning assets	1,640,816	18,432	4.52%	1,562,673	18,359	4.76%
Cash and due from banks	11,539			12,627
Allowance for loan and lease losses	(13,089)			(10,577)
Other assets	145,918			132,008

Total assets	$1,785,184			$1,696,731

Liabilities:
Savings, NOW, and market rate accounts	$767,240	559	0.29%	$697,878	718	0.42%
Wholesale non-maturity deposits	65,117	53	0.33%	75,884	70	0.37%
Wholesale time deposits	22,354	24	0.43%	30,723	75	0.99%
Time deposits	210,973	490	0.93%	241,503	560	0.94%

Total interest-bearing deposits	1,065,684	1,126	0.42%	1,045,988	1,423	0.55%
Subordinated debentures	22,500	291	5.20%	22,500	277	4.99%
Junior subordinated debentures	—	—	—%	12,025	271	9.14%
Short-term borrowings	13,929	6	0.17%	10,155	6	0.24%
FHLB advances and other borrowings	165,358	964	2.34%	143,327	842	2.38%

Total interest-bearing liabilities	1,267,471	2,387	0.76%	1,233,995	2,819	0.93%
Non-interest-bearing deposits	305,468			275,295
Other liabilities	25,258			23,259

Total non-interest-bearing liabilities	330,726			298,554

Total liabilities	1,598,197			1,532,549
Shareholders’ equity	186,987			164,182

Total liabilities and shareholders’ equity	$1,785,184			$1,696,731

Net interest spread			3.76%			3.83%
Effect of non-interest-bearing sources			0.17%			0.20%

Tax equivalent net interest income and margin on earning assets(3)		$16,045	3.93%		$15,540	4.03%

Tax-equivalent adjustment(3)		$79	0.02%		$133	0.04%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%

Tax Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin decreased 10 basis points to 3.93% for the three months ended March 31, 2012, from 4.03% for the same period in 2011, as the 24 basis point decrease in average rate earned on interest-earning assets was partially offset by the 17 basis point decline in average rate paid on interest-bearing liabilities.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below.

	Year	Earning Asset Yield	Interest Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
Net Interest Margin Last Five Quarters
1st Quarter	2012	4.52%	0.76%	3.76%	0.17%	3.93%
4th Quarter	2011	4.59%	0.88%	3.71%	0.20%	3.91%
3rd Quarter	2011	4.65%	0.96%	3.69%	0.21%	3.90%
2nd Quarter	2011	4.78%	0.98%	3.80%	0.21%	4.01%
1st Quarter	2011	4.76%	0.93%	3.83%	0.20%	4.03%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to minimize exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, Institutional Deposit Corporation (“IDC”) and Pennsylvania Local Government Investment Trust (“PLGIT”).

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

Summary of Interest Rate Simulation

	March 31, 2012
(dollars in thousands)	Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$5,166	7.95%
+200 basis points	$2,936	4.52%
+100 basis points	$1,168	1.80%
-100 basis points	$(1,748)	(2.69%)

The interest rate simulation above suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2012, demonstrating that an increase in interest rates will have a positive impact on net interest income over the next 12 months while a decrease in interest rates will negatively impact net interest income. In this simulation, net interest income will increase if rates increase 100, 200 or 300 basis points. However, the 100-basis point-increase scenario indicates a less significant increase in net interest income over the next 12 months, than the other scenarios, as the Corporation has interest rate floors on many of its portfolio loans. In addition, the Corporation’s internal prime loan rate is set, as of March 31, 2012, at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%. The 100-basis point decrease scenario shows a $1.7 million, or 2.69%, decrease in net interest income over the next twelve months as some of the Corporation’s liabilities bear rates of interest below 1.00% and therefore would not be able to absorb the entire decrease. The four scenarios are directionally consistent with both the December 31, 2011 and September 30, 2011 simulations.

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

Gap Report

The interest sensitivity, or Gap report, identifies interest rate risk by showing repricing gaps in the Corporation’s balance sheet. All assets and liabilities are categorized in the following table according to their behavioral sensitivity, which is usually the earliest of either: repricing, maturity, contractual amortization, prepayments or likely call dates. Non-maturity deposits, such as NOW, savings and money market accounts are spread over various time periods based on the expected sensitivity of these rates considering liquidity and the investment preferences of the bank. Non-rate-sensitive assets and liabilities are placed in a separate period. Capital is spread over time periods to reflect the Corporation’s view of the maturity of these funds.

Non-maturity deposits (demand deposits in particular), are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods in order to capture that sensitivity. The Corporation has completed a deposit decay study to determine if the average life and rate sensitivity assumptions of non-maturity deposits were reasonable. As a result of this study, a slight extension of the average lives of non-maturity deposits is reflected in this Gap analysis, as compared to Gap analyses performed previously.

The following table presents the Corporation’s interest rate sensitivity position or Gap analysis as of March 31, 2012:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$55.5	$—	$—	$—	$—	$55.5
Money market funds	0.2	—	—	—	—	0.2
Investment securities	81.0	81.6	128.6	35.4	—	326.6
Loans and leases(1)	451.5	154.9	520.9	183.0	—	1,310.3
Allowance	—	—	—	—	(13.0)	(13.0)
Cash and due from banks	—	—	—	—	11.9	11.9
Other assets	—	—	—	—	146.6	146.6

Total assets	$588.2	$236.5	$649.5	$218.4	$145.5	$1,838.1

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$22.0	$65.5	$91.8	$155.6	$—	$334.9
Savings, NOW and market rate	55.2	165.6	372.9	196.6	—	790.3
Time deposits	77.2	89.9	44.4	0.5	—	212.0
Wholesale non-maturity deposits	66.5	—	—	—	—	66.5
Wholesale time deposits	5.8	10.9	5.4	—	—	22.1
Short-term borrowings	13.3	—	—	—	—	13.3
FHLB advances and other borrowings	15.6	52.0	76.1	21.0	—	164.7
Subordinated debentures	22.5	—	—	—	—	22.5
Other liabilities	—	—	—	—	20.5	20.5
Shareholders’ equity	6.8	20.5	109.3	54.7	—	191.3

Total liabilities and shareholders’ equity	$284.9	$404.4	$699.9	$428.4	$20.5	$1,838.1

Interest-earning assets	$588.2	$236.5	$649.5	$218.4	$—	$1,692.6
Interest-bearing liabilities	242.8	318.4	498.8	218.1	—	1,278.1

Difference between interest-earning assets and interest-bearing liabilities	$345.4	$(81.9)	$150.7	$0.3	$—	$414.5

Cumulative difference between interest earning assets and interest-bearing liabilities	$345.5	$263.5	$414.2	$414.5	$—	$414.5

Cumulative earning assets as a % of cumulative interest bearing liabilities	242%	147%	139%	132%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Due to the changes in the assumptions for non-maturity deposits discussed above, which extended their average lives, the Corporation is theoretically more asset-sensitive than previous analyses indicated. It should be noted that the Gap analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The Gap report measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. Conversely, if rates decline, net interest income may decline. The position reflected in this Gap analysis shows more asset sensitivity than the Corporation’s position at December 31, 2011.

PROVISION FOR LOAN AND LEASE LOSSES

Loans acquired in the FKF Merger

In accordance with GAAP, the loans acquired from FKF were recorded at their fair value with no carryover of the previously associated allowance for loan loss. As a result, loans acquired from FKF are not factored into the calculation of the allowance unless or until their credit quality declines below the level present at acquisition.

In connection with the FKF merger, certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Bank does not expect to collect all contractual payments. Accounting for these purchased credit-impaired loans is done in accordance with ASC 310-30 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The loans were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

On a quarterly basis, Management evaluates its purchased credit-impaired loans individually for further impairment. The balance of the Bank’s loan and lease portfolio is evaluated on either an individual basis or on a collective basis for impairment. Refer to Notes 5G and 5H in the Notes to Consolidated Financial Statements for more information regarding the Bank’s impaired loans and leases.

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

Increases to the Allowance are implemented through a corresponding Provision (expense) in the Corporation’s income statement. Loans and leases deemed uncollectible are charged against the Allowance. Recoveries of previously charged-off amounts are credited to the Allowance.

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

As part of the process of allocating the Allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external loan review. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

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

Refer to Note 5G in the Notes to Consolidated Financial Statements for details regarding credit quality indicators associated with the Corporation’s loan and lease portfolio.

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

Impairment Measurement—In accordance with guidance provided by ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, Management employs one of three methods to determine and measure impairment:

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

Troubled Debt Restructurings (“TDRs”)—The Corporation follows guidance provided by FASB ASC 310-40, “Troubled Debt Restructurings by Creditors” in conjunction with the recently issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies existing guidance used by creditors to determine when a modification represents a concession and enhances the disclosure requirements related to TDRs. The restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Corporation will make the necessary disclosures related to the TDR. In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered to be a TDR. Once a loan or lease has been modified and is considered a TDR, it is reported as an impaired loan or lease. If the loan or lease deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired. Loans and leases that have performed for at least six months are reported as TDRs in compliance with modified terms.

Refer to Notes 5C and 5H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s TDRs.

Charge-off Policy—The Bank’s charge-off policy is that, on a periodic basis, not less often than quarterly, delinquent and non-performing loans that exceed the following limits are considered for charge-off:

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

Refer to Notes 5G in the Notes to Consolidated Financial Statements for more information regarding the Bank’s charge-offs.

Asset Quality and Analysis of Credit Risk

As of March 31, 2012, total non-performing loans and leases increased by $8.3 million, to $22.6 million, representing 1.73% of portfolio loans and leases, as compared to $14.3 million, or 1.11% of portfolio loans and leases as of December 31, 2011. The increase in the non-performing loans and leases of $8.3 million from December 31, 2011 to March 31, 2012 was primarily related to a $4.5 million increase in non-performing construction loans and a $2.7 million increase in non-performing commercial and industrial loans. Within these two loan segments are $5.0 million of loans to one borrower, which the Corporation decided to classify as nonperforming based on recent performance indicators. Although $2.6 million of the loans are current on interest payments, the Corporation determined that it would be prudent to place the entire loan relationship on nonperforming status. In addition, commercial and industrial loans totaling $1.5 million to another borrower also became nonperforming during the three months ended March 31, 2012. The repayment of this $1.5 million loan relationship is expected from the estate of the borrower, but it is currently unknown when the repayment will be completed.

The Provision for the three months ended March 31, 2012 and 2011 was $1.0 million and $1.3 million, respectively. The decrease in the Provision was primarily due to the decreased charge-off activity for the three months ended March 31, 2012, as compared to the same period in 2011. Charge-offs for the three months ended March 31, 2012 totaled $713 thousand as compared to $912 thousand for the same period in 2011. The increase in nonperforming loans and leases discussed above had an insignificant effect on the Provision and Allowance as the majority of the added loans were adequately collateralized by real estate. As of March 31, 2012, the Allowance of $13.0 million represented 1.00% of portfolio loans and leases, as compared to $12.8 million, or 0.98% of portfolio loans and leases, as of December 31, 2011.

As of March 31, 2012, the Corporation had OREO valued at $404 thousand, as compared to $549 thousand as of December 31, 2011. The balance as of March 31, 2012, was comprised of four residential properties and two commercial properties. All of the residential properties and one of the commercial properties were the result of foreclosures that occurred during the three months ended March 31, 2012. All properties are recorded at the lower of cost or fair value less cost to sell.

As of March 31, 2012, the Corporation had $12.2 million of TDRs, of which $8.0 million are in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2011, the Corporation had $11.5 million of TDRs, of which $7.2 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of March 31, 2012, the Corporation had $29.1 million of impaired loans and leases which included $12.2 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2011 totaled $20.0 million, which included $11.5 million of TDRs. Refer to Note 5H in the Notes to Consolidated Financial Statements for more information regarding the Bank’s impaired loans and leases.

The Corporation continues to be diligent in its credit underwriting process and proactive with its loan review process, including the engagement of the services of an independent outside loan review firm, which helps identify developing credit issues. These proactive steps include the procurement of additional collateral (preferably outside the current loan structure) whenever possible and frequent contact with the borrower. The Corporation believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall losses.

Non Performing Assets and Related Ratios

(dollars in thousands)	March 31, 2012	December 31, 2011
Non-Performing Assets:
Non-accrual loans and leases	$22,570	$14,315
Loans and leases 90 days or more past due—still accruing	—	—

Total non-performing loans and leases	22,570	14,315
Other real estate owned	404	549

Total non-performing assets	$22,974	$14,864

Troubled Debt Restructures (“TDRs”):
TDRs included in non-performing loans	$4,223	$4,300
TDRs in compliance with modified terms	7,970	7,166

Total TDRs	$12,193	$11,466

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	57.8%	89.1%
Non-performing loans and leases to total loans and leases	1.73%	1.11%
Allowance for loan and lease losses to total portfolio loans and leases	1.00%	0.98%
Non-performing assets to total assets	1.25%	0.84%
Period end portfolio loans and leases	$1,304,480	$1,295,392
Allowance for loan and lease losses	$13,040	$12,753

NON-INTEREST INCOME

Three Months Ended March 31, 2012 Compared to the Same Period in 2011

Non-interest income for the three months ended March 31, 2012 was $9.6 million, an increase of $2.4 million from the same period in 2011. Largely contributing to the increase was a $2.0 million increase in fees for Wealth Management services which was primarily the result of the May 2011 acquisition of PWMG. The increase in Wealth Management fees for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily attributable to the $1.6 billion increase, to $5.2 billion, in Wealth Management assets under management, administration, supervision and brokerage, as of March 31, 2012, as compared to $3.6 billion as of March 31, 2011. This increase in wealth assets was largely related to the PWMG acquisition, along with the continued success of strategic initiatives within the division and financial asset appreciation due to improvements in the financial markets.

Net gain on sale of residential mortgage loans for the three months ended March 31, 2012 was $1.2 million as compared to $398 thousand for the same period in 2011. The 194.0% increase was attributable to a 45.2% increase in residential mortgage loan originations between the periods, coupled with the Corporation’s decision to sell a larger portion of these originated residential mortgage loans, rather than hold them in portfolio. In addition, the Corporation experienced a higher yield on the sale of residential mortgage loans during the three months ended March 31, 2012 as compared to the same period in 2011. The Corporation sold $34.0 million of residential mortgage loans in the three months ended March 31, 2012, as compared to $14.2 million for the same period in 2011.

The following table presents supplemental information regarding mortgage loan sales:

	As of or For the Three Months Ended
(dollars in millions)	March 31, 2012	March 31, 2011
Residential loans held in portfolio	$306.9	$277.6
Mortgage originations	55.4	38.1
Mortgage loans sold:
Servicing retained	32.8	13.3
Servicing released	1.2	0.9

Total mortgage loans sold	34.0	14.2
Percent servicing-retained	96.5%	93.7%
Percent servicing-released	3.5%	6.3%
Loans serviced for others	$571.4	$596.7
Mortgage servicing rights	4.2	4.9
Net gain on sale of loans	1.2	0.4
Loan servicing and other fees	0.4	0.5
Amortization of MSR’s	0.2	0.2
Recovery of MSR’s	(0.1)	—
Yield on loans sold (includes MSR income)	3.44%	2.79%

Partially offsetting the increases in Wealth Management fees and gains on sale of residential mortgages was a $448 thousand decrease in gain on sale of available for sale investment securities for the three months ended March 31, 2012 as compared to the same period in 2011. There were no investment sales during the three months ended March 31, 2012.

The following table details the components of other operating income for the three months ended March 31, 2012 and 2011:

(dollars in thousands)	Three Months Ended March 31,
	2012	2011
Merchant interchange fees	$154	$135
Commissions and fees	124	113
Safe deposit box rentals	101	102
Insurance commissions	77	63
Other investment income	37	39
Title insurance income	106	44
Rental income	14	32
Miscellaneous other income	498	509

Other operating income	$1,111	$1,037

NON-INTEREST EXPENSE

Three Months Ended March 31, 2012 Compared to the Same Period in 2011

Non-interest expense for the three months ended March 31, 2012 was $16.5 million, an increase of $2.3 million, or 16.5%, as compared to the same period in 2011. The increase was partially attributable to the $1.6 million increase in salaries and employee benefits for the three months ended March 31, 2012 as compared to the same period in 2011 related to annual salary increases, staffing additions related to the May 2011 PWMG acquisition, as well as increased health care costs. Also contributing to the increase in non-interest expense was the $348 thousand increase in amortization of intangible assets for the three months ended March 31, 2012 as compared to the same period in 2011. The May 2011 acquisition of PWMG added $12.4 million of amortizable intangible assets, including $8.6 million in customer relationships and $3.8 million in non-competition agreements, which amortize over periods of 15 years and 5.5 years, respectively.

In addition, other operating expenses for the three months ended March 31, 2012 increased $448 thousand as compared to the same period in 2011. The increase was partially related to an additional accrual for a contingent liability for secondary market sold-loan repurchase demands, as well as a $150 thousand reserve for unfunded loan commitments and increases of $67 thousand and $45 thousand in computer processing expense and bank shares tax, respectively, for the three months ended March 31, 2012, as compared to the same period in 2011.

The following table details the components of other operating expenses for the three months ended March 31, 2012 and 2011:

Components of other operating expenses:

(dollars in thousands)	Three Months Ended March 31,
	2012	2011
Information technology	$437	$284
Loan processing	262	210
Other taxes	323	285
Temporary help and recruiting	236	170
Telephone	155	100
Travel and entertainment	104	92
Stationary and supplies	137	114
Postage	106	101
Director fees	107	100
Portfolio maintenance	81	69
Dues and subscriptions	70	68
Insurance	77	58
Miscellaneous other expense	441	363

Other operating expenses	$2,588	$2,140

INCOME TAXES

Income tax expense for the three months ended March 31, 2012 was $2.8 million as compared to $2.4 million for the same period in 2011. The effective tax rate for the three months ended March 31, 2012 was 34.8% as compared to 33.9% for the same period in 2011. The slight increase in the effective tax rate for the three months ended March 31, 2012, as compared to the rate for the same period in 2011, was primarily due to a decrease in the Corporation’s tax-free income related to municipal securities as well as a reduction in the utilization of a capital loss carryforward for the three months ended March 31, 2012.

BALANCE SHEET ANALYSIS

Total assets were $1.84 billion as of March 31, 2012, an increase of $63.2 million or 3.56% from $1.77 billion, as of December 31, 2011. Available for sale investments increased $54.3 million, or 19.9%, portfolio loans increased $9.1 million, or 0.7%, total deposits increased $43.4 million, or 3.1%, and FHLB advances and other borrowings increased $16.9 million, or 11.4% between the two dates.

The table below compares the portfolio loans and leases outstanding at March 31, 2012 to December 31, 2011:

			Change
(dollars in thousands)	March 31, 2012	December 31, 2011	Dollars	Percentage
Commercial mortgage	$430,896	$419,130	$11,766	2.8%
Home equity lines & loans	202,015	207,917	(5,902)	(2.8)%
Residential mortgage	306,911	306,478	433	0.1%
Construction	51,274	52,844	(1,570)	(3.0)%
Commercial and industrial	270,766	267,204	3,562	1.3%
Consumer	13,644	11,429	2,215	19.4%
Leases	28,974	30,390	(1,416)	(4.7)%

Total portfolio loans and leases	1,304,480	1,295,392	9,088	0.7%
Loans held for sale	5,784	1,588	4,196	264.2%

Total loans and leases	$1,310,264	$1,296,980	$13,284	1.0%

Quarterly average portfolio loans and leases	$1,295,617	$1,282,916	$12,701	1.0%

Loans and Leases

Commercial mortgage loans as a percentage of total portfolio loans remained relatively unchanged at 33.0% of the total portfolio loans and leases as of March 31, 2012 as compared to the December 31, 2011 level. The $11.8 million increase is consistent with the Bank’s ongoing strategy to grow this part of the portfolio in light of the unrest in this sector of the market. The Corporation believes there are opportunities to originate high-quality loans on properties with stabilized cash flows, good tenant bases and low tenant rollover risk.

Home equity loans and lines of credit comprised 15.5% of the total portfolio loans and leases as of March 31, 2012, a slight decrease from 16.1% as of December 31, 2011. Home equity loan balances continue to be refinanced into residential mortgage loans given the low-fixed rate environment which has hindered organic growth and offset new originations.

Construction loans comprised 3.9% of the total portfolio loans and leases as of March 31, 2012, down from 4.1% as of December 31, 2011. Balances of construction loans decreased $1.6 million as of March 31, 2012, as compared to December 31, 2011, as the Bank has begun to review new requests from builders within a targeted price range. The structure of the loans has become tighter, with requirements for higher cash-equity, pre-sales or pre-leases.

Residential mortgage loan levels as of March 31, 2012 remained relatively unchanged from December 31, 2011, however in contrast to our 2011 strategy, the Bank is currently selling the majority of newly-originated residential mortgage loans.

Commercial and industrial loans increased $3.6 million as of March 31, 2012 as compared to December 31, 2011, with balances as a percentage of portfolio loans remaining steady at 20.7%.

Consumer loans increased $2.2 million to $13.6 million, or slightly above one percent of portfolio loans and leases, as of March 31, 2012 as compared to December 31, 2011.

Leases comprised 2.2% of total portfolio loans and leases as of March 31, 2012, as compared to 2.3%, as of December 31, 2011. The Corporation decreased its lease portfolio by $1.4 million through a combination of credit tightening, scheduled payments and net charge-offs, which exceeded new lease production during the three month period ended March 31, 2012.

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

Cash and Investment Securities

As of March 31, 2012, liquidity remained strong as the Corporation had $49.8 million of cash balances at the Federal Reserve and $5.7 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Available for sale investment securities as of March 31, 2012 totaled $326.6 million, as compared to $272.3 million as of December 31, 2011, as cash inflows from deposit increases and Federal Home Loan Bank borrowings were utilized to fund investment purchases. The $54.3 million increase in available for sale investment securities during the three months ended March 31, 2012 was largely concentrated in the mortgage-related segment of the portfolio, which increased $46.7 million between December 31, 2011 and March 31, 2012. The Corporation remains focused on investments that provide an attractive yield, have strong credit quality and limit extension risk. However, as the nation’s economic recovery continues to be lukewarm and interest rates remain low, the Corporation does not believe it is prudent to extend the average life of the investment portfolio in order to obtain higher-yielding investments.

Deposits and Borrowings

Average total interest-bearing deposits for the three months ended March 31, 2012 were $1.07 billion, an increase of $19.7 million as compared to the same period in 2011. Total deposits as of March 31, 2012 increased $43.4 million from the levels present as of December 31, 2011. Primarily contributing to this increase was a $24.8 million, or 6.3%, increase in money market deposits and an $8.5 million, or 2.6%, increase in non-interest bearing deposits. Non-interest bearing deposits were 23.5% of total deposits at March 31, 2012 as compared to 23.6% as of December 31, 2011.

Deposits and borrowings as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,	Change
(dollars in millions)	2012	2011	Dollars	Percentage
Interest bearing checking	$235.9	$233.6	$2.3	1.0%
Money market	418.5	393.7	24.8	6.3%
Savings	135.9	130.6	5.3	4.1%
Wholesale non-maturity deposits	66.5	65.2	1.3	2.1%
Wholesale time deposits	22.0	23.6	(1.6)	(6.8)%
Time deposits	212.0	209.3	2.7	1.3%

Interest-bearing deposits	1,090.8	1,056.0	34.8	3.3%
Non-interest-bearing deposits	334.9	326.4	8.5	2.6%

Total deposits	1,425.7	1,382.4	43.3	3.1%
Short-term borrowings	13.2	12.9	0.3	3.0%
FHLB advances and other borrowings	164.7	147.8	16.9	11.4%
Subordinated debentures	22.5	22.5	—	—

Borrowed funds	200.4	183.2	17.2	9.4%

Total deposits and borrowings	$1,626.1	$1,565.6	$60.5	3.9%

Quarterly average deposits	$1,371.1	$1,363.9	$7.2	0.5%
Quarterly average borrowed funds	201.8	188.1	13.7	7.3%

Quarterly average deposits and borrowed funds	$1,572.9	$1,552.0	$20.9	1.4%

Capital

Consolidated shareholder’s equity of the Corporation was $191.3 million or 10.4% of total assets as of March 31, 2012, as compared to $185.9 million or 10.5% of total assets as of December 31, 2011. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
March 31, 2012:
Total (Tier II) capital to risk weighted assets
Corporation	$194,970	14.23%	$136,987	10.00%
Bank	202,065	14.80%	136,491	10.00%
Tier I capital to risk weighted assets
Corporation	159,348	11.63%	82,192	6.00%
Bank	166,443	12.19%	81,894	6.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	159,348	9.16%	86,968	5.00%
Bank	166,443	9.58%	86,864	5.00%
Tangible common equity to tangible assets
Corporation	149,135	8.30%
Bank	156,230	8.72%

December 31, 2011:
Total (Tier II) capital to risk weighted assets
Corporation	$189,447	13.83%	$136,948	10.00%
Bank	196,090	14.37%	136,481	10.00%
Tier I capital to risk weighted assets
Corporation	154,171	11.26%	82,169	6.00%
Bank	160,814	11.78%	81,899	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	154,171	8.97%	85,955	5.00%
Bank	160,814	9.37%	85,854	5.00%
Tangible common equity to tangible assets
Corporation	143,210	8.27%
Bank	149,854	8.67%

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

Shelf Registration Statement

In April 2012, the Corporation filed a shelf registration statement (the “Shelf Registration Statement”) to replace its 2009 Shelf Registration Statement, which was set to expire in June 2012. This new Shelf Registration Statement allows the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, debt securities, warrants to purchase common stock, stock purchase contracts and units or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, any amount of such securities in a dollar amount up to $150,000,000, in the aggregate.

Acquisition of PWMG

On May 27, 2011, in connection with the acquisition of PWMG, which is discussed in Note 2 in the Notes to Consolidated Financial Statements, the Corporation issued 322,101 unregistered shares of common stock, valued at $6.7 million. On September 30, 2011, the Corporation filed with the SEC a registration statement on Form S-3 (File No. 333-177109) to register for resale the 322,101 shares issued as part of the purchase price. The aforementioned registration statement became effective November 18, 2011.

Dividend Reinvestment and Stock Purchase Plan

The Corporation has in place under its Shelf Registration Statement a Dividend Reinvestment and Stock Purchase Plan (the “Plan”), which was amended and restated on April 27, 2012 primarily to increase the number of shares which can be issued by the Corporation from 850,000 to 1,500,000 shares of registered common stock. The Plan allows for the grant of a request for waiver (“RFW”) above the Plan’s maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of the Corporation’s common stock and general economic and market conditions.

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the three months ended March 31, 2012, the Corporation issued 2,424 shares and raised $48 thousand through the Plan. As of March 31, 2012, the Plan had raised $11.6 million and issued 651,617 shares of common stock since it was established in July 2009.

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

Unused availability is detailed on the following table:

(dollars in millions)	3/31/12	%Unused	12/31/11	% Unused	$ Change	% Change
Federal Home Loan Bank of Pittsburgh	$499.3	75.1%	$514.7	78.3%	$(15.4)	(3.0)%
Federal Reserve Bank of Philadelphia	70.5	100.0%	67.5	100.0%	3.0	4.4%
Fed Funds Lines (six banks)	64.0	100.0%	64.0	100.0%	—	—

Total	$633.8	79.3%	$646.2	81.9%	$12.4	1.9%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

As of March 31, 2012, the Corporation held $11.0 million of FHLB stock, as compared to $11.6 million as of December 31, 2011. On August 5, 2011, Standard & Poor’s downgraded the credit rating of the U.S. Government and federal agencies, including the FHLB, from AAA to AA+ , with a negative outlook. These downgrades, and any future downgrades, in the credit ratings of the U.S. Government and the FHLB could increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of the Corporation’s investment in FHLB stock. Please see “Item 1A—Risk Factors” in the Corporation’s 2011 Annual Report for further discussion regarding the potential risks of such downgrades.

The Corporation has an agreement with Promontory Interfinancial Network LLC to provide up to $60 million of Insured Network Deposits from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The Corporation had $60 million in balances, as of both March 31, 2012 and December 31, 2011, from this source, which is reported on the balance sheet as wholesale non-maturity deposits. Subsequent to March 31, 2012, the agreement with Promontory Interfinancial Network LLC was amended to reduce the maximum amount of funds to be provided to $40 million.

The Corporation has an agreement with IDC to provide up to $5 million of money market deposits at an agreed upon rate currently 0.55%. The Corporation had $5.1 million in balances as of both March 31, 2012 and December 31, 2011 under this program which are reported on the balance sheet as wholesale non-maturity deposits.

The Corporation continually evaluates the cost and mix of its retail and wholesale funding sources relative to earning assets and expected future earning-asset growth. The Corporation believes that with its current branch network, along with the available borrowing capacity at FHLB and other sources, it has sufficient capacity available to fund expected earning-asset growth.

Discussion of Segments

The Corporation has two principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking and Wealth Management (see Note 10 in the Notes to Consolidated Financial Statements).

The Wealth Management segment, as discussed in the Non-Interest Income section of Management’s Discussion and Analysis of Results of Operation and Financial Condition recorded a pre-tax segment profit (“PTSP”) of $2.0 million for the three months ended March 31, 2012, as compared to PTSP of $1.4 million for the same period in 2011. The Wealth Management segment provided 24.8% and 20.1% of the Corporation’s pre-tax profit for the three months ended March 31, 2012 and 2011, respectively.

The Banking Segment, which accounts for the majority of the Corporation’s operations, recorded a PTSP of $6.0 million for the three months ended March 31, 2012, as compared to $5.7 million for the same period in 2011. The Banking segment provided 75.2% and 79.1% of the Corporation’s pre-tax profit for the three months ended March 31, 2012 and 2011, respectively.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2012 were $355.2 million, as compared to $353.0 million at December 31, 2011.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2012 amounted to $10.9 million, as compared to $20.5 million at December 31, 2011.

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

Contractual Cash Obligations of the Corporation as of March 31, 2012:

(dollars in millions)	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Deposits without a stated maturity	$1,191.7	$1,191.7	$—	$—	$—
Wholesale and time deposits	234.1	182.4	41.8	9.9	—
Subordinated debentures	22.5	—	—	—	22.5
Short-term borrowings	13.3	13.3	—	—	—
FHLB advances and other borrowings	164.7	59.0	38.0	44.5	23.2
Operating leases	34.4	2.1	3.8	3.5	25.0
Purchase obligations	10.6	2.7	4.6	2.3	1.0
Non-discretionary pension contributions	0.3	0.3	—	—	—

Total	$1,671.6	$1,451.5	$88.2	$60.2	$71.7

Other Information

Downgrade of the U.S. Government and Federal Agencies

On August 5, 2011, Standard & Poor’s rating agency lowered the long-term rating of the U.S. government and federal agencies, including the FHLB, from AAA to AA+. With regard to this action, the federal banking agencies issued a joint press release providing the following guidance to banking organizations: for risk-based capital purposes, the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not change. The treatment of Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities under other federal banking agency regulations, including, for example, the Federal Reserve Board’s Regulation W, will also be unaffected. Please see “Item 1A—Risk Factors” in the Corporation’s 2011 Annual Report for further discussion regarding the potential risks posed by the downgrades.

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

The Dodd-Frank Act expanded the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminated risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implemented a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revised the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and is reflected in the March 31, 2012 fund balance and was reflected in the invoices for assessments due March 31, 2012.

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

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this Quarterly Report, including without limitation to Management’s Discussion and Analysis of Financial Condition and Results of Operations (which we refer to in this section as “incorporated documents”), may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may”, “would”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “plan”, “forecast”, “project” and “believe” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•

the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, the real estate market, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	the downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

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

•	any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);

•	the Corporation’s need for capital;

•

the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	Differences in the actual financial results, cost savings and revenue enhancements associated with our acquisitions including our acquisitions;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in our investment products in a manner that meets customers’ needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate, sell and service residential mortgage loans;

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

There has been no material change to the Corporation’s and Bank’s exposure to market risk since December 31, 2011. For further discussion of quantitative and qualitative disclosures about market risks, please refer to the Corporation’s 2011 Annual Report and Form 10-K of which it forms a part.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors included in the Corporation’s 2011 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the first quarter of 2012 (1) :

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2012—January 31, 2012	—	$—	—	195,705
February 1, 2012—February 29, 2012	—	$—	—	195,705
March 31, 2012—March 31, 2012	—	$—	—	195,705

Total	—	$—	—	195,705

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

There were no share repurchases made by the Corporation during the first quarter of 2012. As of March 31, 2012, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description and References

2.1	Membership Interest Purchase Agreement, dated as of June 9, 2008, by and among Bryn Mawr Bank Corporation, Marigot Daze LLC, JNJ Holdings LLC, Lau Associates LLC, Lau Professional Services LLC and Judith W. Lau, incorporated by reference to Exhibit 2.1 to the Corporation’s 10-Q filed with SEC on November 10, 2008

2.2	Agreement and Plan of Merger, dated as of November 3, 2009, by and between Bryn Mawr Bank Corporation and First Keystone Financial, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on November 4, 2009

2.3	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

2.4	Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.5	Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.6	Stock Purchase Agreement, dated as of February 3, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on February 7, 2012

2.7	Purchase and Assumption Agreement, dated as of April 27, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 2, 2012

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.3*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.4*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

Exhibit No.	Description and References

10.7*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.8**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.9**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.10*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.16**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.17*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.18*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.19	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.20**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.21	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.22	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.23	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.24	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.25*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between The Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

Exhibit No.	Description and References

10.26*	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.27	Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, filed with the SEC on Form 8-K filed with the SEC on October 4, 2011

10.28	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

10.29	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.33 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101

The following materials from the Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (v) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2012, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

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

Bryn Mawr Bank Corporation

Date: May 10, 2012	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: May 10, 2012	By:	/s/ J. DUNCAN SMITH
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

Exhibit 101

The following materials from the Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (v) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2012 and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

(These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liabilities under these Sections.)