Form 10-Q
period 2012-06-30
BRYN MAWR BANK CORP
filed 2012-08-09
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of

the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2012
Common Stock, par value $1	13,398,398

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	(unaudited)
(dollars in thousands)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$13,147	$11,771
Interest bearing deposits with banks	68,325	57,369

Cash and cash equivalents	81,472	69,140
Investment securities available for sale, at fair value (amortized cost of $325,832 and $269,611 as of June 30, 2012 and December 31, 2011 respectively)	329,876	272,317
Loans held for sale	1,668	1,588
Portfolio loans and leases	1,296,579	1,295,392
Less: Allowance for loan and lease losses	(13,140)	(12,753)

Net portfolio loans and leases	1,283,439	1,282,639
Premises and equipment, net	28,911	29,328
Accrued interest receivable	6,009	6,061
Deferred income taxes	11,208	13,662
Mortgage servicing rights	4,220	4,041
Bank owned life insurance	19,657	19,434
FHLB stock	10,746	11,588
Goodwill	29,753	24,689
Intangible assets	22,855	18,014
Other investments	5,955	5,612
Other assets	19,116	16,794

Total assets	$1,854,885	$1,774,907

Liabilities
Deposits:
Non-interest-bearing	$336,972	$326,409
Interest-bearing	1,089,595	1,055,960

Total deposits	1,426,567	1,382,369

Short-term borrowings	14,675	12,863
FHLB advances and other borrowings	169,589	147,795
Subordinated debentures	22,500	22,500
Accrued interest payable	1,205	1,592
Other liabilities	22,751	21,875

Total liabilities	1,657,287	1,588,994

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,303,530 and 16,103,981 shares as of June 30, 2012 and December 31, 2011, respectively, and outstanding of 13,398,237 and 13,194,439 as of June 30, 2012 and December 31, 2011, respectively	16,304	16,104
Paid-in capital in excess of par value	88,123	84,425
Less: Common stock in treasury at cost - 2,905,293 and 2,909,542 shares as of June 30, 2012 and December 31, 2011, respectively	(29,789)	(29,833)
Accumulated other comprehensive loss, net of tax benefit	(9,877)	(11,365)
Retained earnings	132,837	126,582

Total shareholders’ equity	197,598	185,913

Total liabilities and shareholders’ equity	$1,854,885	$1,774,907

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(dollars in thousands, except share and per share data)
Interest income:
Interest and fees on loans and leases	$17,034	$17,515	$34,206	$34,234
Interest on cash and cash equivalents	30	27	52	59
Interest on investment securities:
Taxable	1,065	1,166	2,149	2,275
Non-taxable	45	19	83	187
Dividends	30	124	67	322

Total interest income	18,204	18,851	36,557	37,077

Interest expense on:
Deposits	1,064	1,518	2,190	2,941
Short-term borrowings	5	6	11	12
FHLB advances and other borrowings	925	977	1,889	1,819
Subordinated debentures	291	280	582	556
Junior subordinated debentures	0	271	0	543

Total interest expense	2,285	3,052	4,672	5,871

Net interest income	15,919	15,799	31,885	31,206
Provision for loan and lease losses	1,003	1,919	2,003	3,204

Net interest income after provision for loan and lease losses	14,916	13,880	29,882	28,002
Non-interest income:
Fees for wealth management services	7,211	5,075	13,440	9,265
Service charges on deposits	608	615	1,189	1,195
Loan servicing and other fees	437	460	871	921
Net gain on sale of residential mortgage loans	1,304	656	2,474	1,054
Net gain on sale of available for sale securities	716	577	716	1,067
Net loss on sale of other real estate owned (“OREO”)	0	(110)	(41)	(129)
Bank owned life insurance (“BOLI”) income	105	118	223	233
Other operating income	972	774	2,083	1,769

Total non-interest income	11,353	8,165	20,955	15,375
Non-interest expenses:
Salaries and wages	8,075	6,700	15,580	13,041
Employee benefits	2,023	1,591	4,183	3,326
Occupancy and bank premises	1,394	1,241	2,770	2,527
Furniture, fixtures, and equipment	940	810	1,831	1,706
Advertising	359	441	679	705
Amortization of mortgage servicing rights	256	158	475	327
Net (recovery) impairment of mortgage servicing rights	87	196	(23)	204
Amortization of intangible assets	560	266	1,069	427
FDIC insurance	234	250	453	730
Due diligence and merger-related expenses	914	174	1,123	481
Professional fees	572	738	1,228	1,148
Other operating expenses	2,831	2,304	5,419	4,444

Total non-interest expenses	18,245	14,869	34,787	29,066
Income before income taxes	8,024	7,176	16,050	14,311
Income tax expense	2,763	2,371	5,554	4,790

Net income	$5,261	$4,805	$10,496	$9,521

Basic earnings per common share	$0.40	$0.38	$0.80	$0.76
Diluted earnings per common share	$0.40	$0.38	$0.79	$0.76
Dividends declared per share	$0.16	$0.15	$0.32	$0.30

Weighted-average basic shares outstanding	13,156,231	12,693,782	13,111,058	12,520,211
Dilutive potential shares	158,570	24,491	153,036	19,446

Adjusted weighted-average diluted shares	13,314,801	12,718,273	13,264,094	12,539,657

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$5,261	$4,805	$10,496	$9,521

Other comprehensive income:
Net unrealized gains arising during the period, net of tax expense of $405, $870, $719 and $814, respectively	752	1,615	1,335	1,512
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $251, $202, $251 and $374, respectively	(465)	(375)	(465)	(694)

Unrealized investment gains, net of tax expense of $154, $668, $468 and $440, respectively	287	1,240	870	818
Change in unfunded pension liability, net of tax expense of $140, $124, $333 and $261, respectively	259	231	618	485

Total other comprehensive income	546	1,471	1,488	1,303

Total comprehensive income	$5,807	$6,276	$11,984	$10,824

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Six Months Ended June 30,
	2012	2011
Operating activities:
Net Income	$10,496	$9,521
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,003	3,204
Provision for depreciation and amortization	2,970	2,569
Net gain on sale of available for sale securities	(716)	(1,067)
Net gain on sale of residential mortgages	(2,474)	(1,054)
Stock based compensation cost	530	345
Amortization and net impairment of mortgage servicing rights	452	531
Net accretion of fair value adjustments	(456)	(513)
Amortization of intangible assets	1,069	427
Impairment of other real estate owned (“OREO”)	0	127
Loss on sale of OREO	41	129
Net increase in cash surrender value of bank owned life insurance (“BOLI”)	(223)	(233)
Other, net	(5,473)	(739)
Loans originated for resale	(75,898)	(32,489)
Proceeds from loans sold	77,661	32,190
Provision for deferred income taxes	313	447
Change in income taxes payable/receivable	3,274	(366)
Change in accrued interest receivable	52	367
Change in accrued interest payable	(387)	87

Net cash provided by operating activities	13,234	13,483

Investing activities:
Purchases of investment securities	(149,421)	(108,473)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	19,900	13,504
Proceeds from sale of investment securities available for sale	21,002	66,867
Proceeds from redemptions of FHLB stock	842	1,387
Proceeds from calls of investment securities	50,772	58,590
Net change in other investments	(229)	(29)
Net portfolio loan and lease originations	(2,548)	(58,667)
Purchases of premises and equipment	(870)	(1,373)
Acquisitions, net of cash acquired	(7,845)	(13,367)
Capitalize costs to OREO	(61)	0
Proceeds from sale of OREO	175	1,471

Net cash used by investing activities	(68,283)	(40,090)

Financing activities:
Change in deposits	44,381	(3,675)
Change in short-term borrowings	1,812	(510)
Dividends paid	(4,241)	(3,725)
Change in FHLB advances and other borrowings	22,017	(7,314)
Tax benefit from exercise of stock options	80	137
Proceeds from issuance of common stock	2,088	6,848
Proceeds from exercise of stock options	1,244	875

Net cash provided (used) by financing activities	67,381	(7,364)

Change in cash and cash equivalents	12,332	(33,971)
Cash and cash equivalents at beginning of period	69,140	89,484

Cash and cash equivalents at end of period	$81,472	$55,513

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$2,871	$4,658
Interest	5,059	5,784

Supplemental cash flow information:
Available for sale securities purchased, not settled	$0	$2,500
Change in other comprehensive income	(1,488)	2,005
Change in deferred tax due to change in comprehensive income	(801)	702
Transfer of loans to other real estate owned	471	11
Acquisition of noncash assets and liabilities:
Assets acquired	12,020	18,411
Liabilities assumed	6,103	0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except share information)
	For the Six Months Ended June 30, 2012
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance December 31, 2011	16,103,981	$16,104	$84,425	$(29,833)	$(11,365)	$126,582	$185,913
Net income	0	0	0	0	0	10,496	10,496
Dividends declared, $0.32 per share	0	0	0	0	0	(4,241)	(4,241)
Other comprehensive income, net of tax expense of $801	0	0	0	0	1,488	0	1,488
Stock based compensation	0	0	530	0	0	0	530
Tax benefit from gains on stock option exercise	0	0	80	0	0	0	80
Retirement of treasury stock	0	0	0	44	0	0	44
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	104,600	105	1,939	0	0	0	2,044
Share-based awards and options exercises	94,949	95	1,149	0	0	0	1,244

Balance June 30, 2012	16,303,530	$16,304	$88,123	$(29,789)	$(9,877)	$132,837	$197,598

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

2. Business Combinations

Davidson Trust Company

The acquisition of the Davidson Trust Company (“DTC”) by the Corporation was completed on May 15, 2012. In addition to cash paid at closing, three separate contingent payments, each of which is not to exceed one-third of the amount indicated in the table below, are payable on each of November 14, 2012, May 14, 2013 and November 14, 2013. These contingent payments are subject to certain post-closing contingencies relating to the assets under management.

The Davidson Trust Company has long been recognized as one of the premier trust and investment firms in the nation. The addition of DTC will allow the Corporation to expand its range of services and will bring deeper market penetration in our core market area. The structure of the Corporation’s existing Wealth Management segment will allow for the immediate integration of DTC and will take advantage of the various synergies that exist between the two companies. The acquisition of DTC initially increased the Corporation’s Wealth Management Division assets under management by $1.0 billion.

The acquisition of DTC was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill. The Corporation allocated the total balance of goodwill to its Wealth Management segment. The Corporation also recorded an intangible asset for customer relationships, which will be amortized over a ten-year period using a straight-line method, an intangible asset for restrictive covenant agreements, which will be amortized over a five-and-half-year period using a straight-line method and an intangible asset for trade name which will not be amortized.

The fair values of the intangible assets listed below are estimates and are subject to adjustment; however, they are not expected to be materially different than those shown. Any adjustments to the estimates will be reflected, retroactively, as of the date of the DTC acquisition.

In connection with the DTC acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash paid at closing	$7,350
Contingent payment liability	3,150

Value of consideration	10,500
Assets acquired:
Cash operating accounts	1,433
Other assets	201
Intangible asset – customer relationships	3,555
Intangible asset – noncompetition agreements	1,385
Intangible asset – brand	970
Premises and equipment	117
Deferred tax asset	728

Total assets	8,389
Liabilities assumed:
Deferred tax liability	2,068
Miscellaneous liabilities	885

Total liabilities	2,953
Net assets acquired	5,436

Goodwill resulting from acquisition of DTC	$5,064

Private Wealth Management Group of the Hershey Trust Company

The acquisition of the Private Wealth Management Group (“PWMG”) of the Hershey Trust Company (“HTC”) by the Corporation was completed on May 27, 2011. In addition to cash paid at closing, cash was placed in escrow to be released in three equal installments, each of which is not to exceed one-third of the amount indicated in the table below, on the 6-, 12- and 18-month anniversaries of February 17, 2011, subject to certain post-closing contingencies relating to the assets under management. The first two releases of $1.2 million each were issued on August 31, 2011 and March 2, 2012.

The acquisition of PWMG initially increased the Corporation’s Wealth Management Division assets under management by $1.1 billion.

The acquisition of PWMG was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill, which will not be amortizable. The Corporation allocated the total balance of goodwill to its Wealth Management segment. The Corporation also recorded an intangible asset for customer relationships, which will be amortized over a 15 year period using an accelerated method and an intangible asset for restrictive covenant agreements, which will be amortized over a five-and-a-half year period using a straight-line method.

In connection with the PWMG acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (322,101 shares)	$6,661
Cash paid at closing	8,150
Cash placed in escrow	3,600

Value of consideration	18,411
Assets acquired:
Intangible asset – customer relationships	8,610
Intangible asset – noncompetition agreements	3,830
Premises and equipment	250

Total assets	12,690
Liabilities assumed:	0
Net assets acquired	12,690

Goodwill resulting from acquisition of PWMG	$5,721

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2012	2011	2012	2011
Numerator:
Net income available to common shareholders	$5,261	$4,805	$10,496	$9,521

Denominator for basic earnings per share – weighted average shares outstanding	13,156,231	12,693,782	13,111,058	12,520,211
Effect of dilutive common shares	158,570	24,491	153,036	19,446

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	13,314,801	12,718,273	13,264,094	12,539,657

Basic earnings per share	$0.40	$0.38	$0.80	$0.76
Diluted earnings per share	$0.40	$0.38	$0.79	$0.76
Antidilutive shares excluded from computation of average dilutive earnings per share	351,439	675,386	352,662	685,364

4. Investment Securities

The amortized cost and estimated fair value of investments, all of which are classified as available for sale, are as follows:

As of June 30, 2012

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$88,859	$679	$(65)	$89,473
Obligations of state & political subdivisions	16,411	156	(33)	16,534
Mortgage-backed securities	133,529	2,724	(13)	136,240
Collateralized mortgage obligations	60,805	448	(114)	61,139
Corporate bonds	10,492	289	0	10,781
Investment certificates of deposit	2,380	18	0	2,398
Other debt securities	1,900	0	0	1,900

Total fixed income investments	314,376	4,314	(225)	318,465

Bond mutual funds	11,456	0	(45)	11,411

Total non-maturity investments	11,456	0	(45)	11,411

Total	$325,832	$4,314	$(270)	$329,876

As of December 31, 2011

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$104,252	$397	$(79)	$104,570
Obligations of state & political subdivisions	8,210	158	(2)	8,366
Mortgage-backed securities	95,713	2,160	(39)	97,834
Collateralized mortgage obligations	32,418	251	(46)	32,623
Corporate bonds	12,616	194	(92)	12,718
Investment certificates of deposit	2,411	10	(1)	2,420
Other debt securities	1,900	0	(18)	1,882

Total fixed income investments	257,520	3,170	(277)	260,413

Bond mutual funds	12,091	9	(196)	11,904

Total non-maturity investments	12,091	9	(196)	11,904

Total	$269,611	$3,179	$(473)	$272,317

The following table shows the amount of securities that were in an unrealized loss position:

As of June 30, 2012

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$23,940	$(65)	$0	$0	$23,940	$(65)
Obligations of state & political subdivisions	6,790	(33)	0	0	6,790	(33)
Mortgage-backed securities	9,151	(13)	0	0	9,151	(13)
Collateralized mortgage obligations	19,797	(114)	0	0	19,797	(114)

Total fixed income investments	59,678	(225)	0	0	59,678	(225)

Bond mutual funds	11,411	(45)	0	0	11,411	(45)

Total	$71,089	$(270)	$0	$0	$71,089	$(270)

The following table shows the amount of securities that were in an unrealized loss position:

As of December 31, 2011

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$23,457	$(79)	$0	$0	$23,457	$(79)
Obligations of state & political subdivisions	620	(2)	0	0	620	(2)
Mortgage-backed securities	7,696	(22)	4,886	(17)	12,582	(39)
Collateralized mortgage obligations	7,440	(46)	0	0	7,440	(46)
Corporate bonds	2,912	(92)	0	0	2,912	(92)
Investment certificates of deposit	442	(1)	0	0	442	(1)
Other debt securities	982	(18)	0	0	982	(18)

Total fixed income investments	43,549	(260)	4,886	(17)	48,435	(277)

Bond mutual funds	11,260	(196)	0	0	11,260	(196)

Total	$54,809	$(456)	$4,886	$(17)	$59,695	$(473)

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

As of June 30, 2012 and December 31, 2011, securities having market values of $131.2 million and $135.3 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment securities as of June 30, 2012 and December 31, 2011, by contractual maturity, are shown below:

	June 30, 2012		December 31,2011
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,364	$5,356	$900	$900
Due after one year through five years	38,464	38,965	54,046	54,349
Due after five years through ten years	54,569	54,694	48,210	48,354
Due after ten years	21,645	22,071	26,233	26,353
Mortgage-related securities	194,334	197,379	128,131	130,457

Total fixed income investments	314,376	318,465	257,520	260,413
Bond mutual funds	11,456	11,411	12,091	11,904

Total	$325,832	$329,876	$269,611	$272,317

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

5. Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	June 30, 2012	December 31, 2011
Loans held for sale	$1,668	$1,588

Real estate loans:
Commercial mortgage	$445,254	$419,130
Home equity lines and loans	202,676	207,917
Residential mortgage	304,249	306,478
Construction	33,815	52,844

Total real estate loans	985,994	986,369
Commercial and industrial	264,116	267,204
Consumer	15,920	11,429
Leases	30,549	30,390

Total portfolio loans and leases	1,296,579	1,295,392

Total loans and leases	$1,298,247	$1,296,980

Loans with predetermined rates	$639,168	$608,490
Loans with adjustable or floating rates	659,079	688,490

Total loans and leases	$1,298,247	$1,296,980

Net deferred loan origination costs included in the above loan table	$675	$563

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Minimum lease payments receivable	$34,575	$34,143
Unearned lease income	(5,431)	(5,080)
Initial direct costs and deferred fees	1,405	1,327

Total	$30,549	$30,390

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	June 30, 2012	December 31, 2011
TDRs included in nonperforming loans and leases	$4,005	$4,300
TDRs in compliance with modified terms	8,302	7,166

Total TDRs	$12,307	$11,466

The following table presents information regarding loan and lease modifications categorized as Troubled Debt Restructurings for the three and six months ended June 30, 2012:

	For the Three Months Ended June 30, 2012
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	2	$343	$371
Home equity lines and loans	2	464	474
Commercial and industrial	1	39	39
Leases	2	24	24

Total	7	$870	$908

	For the Six Months Ended June 30, 2012
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	4	$1,364	$1,392
Home equity lines and loans	2	464	474
Commercial and industrial	1	39	39
Leases	4	41	41

Total	11	$1,908	$1,946

The following table presents information regarding the types of loan and lease modifications made for the three and six months ended June 30, 2012:

	Number of Contracts for the Three Months Ended June 30, 2012
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change with Interest-Only Period	Contractual Payment Reduction (Leases only)
Residential mortgage	0	1	1	0	0
Home equity lines and loans	0	0	2	0	0
Commercial and industrial	0	0	1	0	0
Leases	0	0	0	0	2

Total	0	1	4	0	2

	Number of Contracts for the Six Months Ended June 30, 2012
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change with Interest-Only Period	Contractual Payment Reduction (Leases only)
Residential mortgage	0	2	2	0	0
Home equity lines and loans	0	0	2	0	0
Commercial and industrial	0	0	1	0	0
Leases	0	0	0	0	4

Total	0	2	5	0	4

During the three and six months ended June 30, 2012, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

D. Non-Performing Loans and Leases(1)

(dollars in thousands)	June 30, 2012	December 31, 2011
Non-accrual loans and leases:
Commercial mortgage	$309	$1,043
Home equity lines and loans	3,251	2,678
Residential mortgage	3,827	3,228
Construction	3,883	4,901
Commercial and industrial	3,602	2,305
Consumer	17	5
Leases	40	155

Total	14,929	14,315
Loans 90 days past due and still accruing:
Commercial and industrial	1,000	0
Construction	2,376	0

Total	3,376	0

Total nonperforming loans and leases	$18,305	$14,315

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $534 thousand and $1.5 million of purchased credit-impaired loans as of June 30, 2012 and December 31, 2011, respectively, which became non-performing subsequent to acquisition.

E. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Bank applies ASC 310-30 to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Outstanding principal balance	$19,531	$22,749
Carrying amount(1)	12,349	13,991

(1)	Includes $496 thousand and $678 thousand purchased credit-impaired loans as of June 30, 2012 and December 31, 2011, respectively, for which the Bank could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $534 thousand and $1.5 million of purchased credit-impaired loans as of June 30, 2012 and December 31, 2011, respectively, that subsequently became non-performing, which are disclosed in Note 5D, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Bank applies ASC 310-30, for the six months ended June 30, 2012:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2011	$9,537
Accretion	(657)
Reclassifications from nonaccretable difference	432
Additions	430
Disposals	(1,269)

Balance, June 30, 2012	$8,473

F. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of June 30, 2012 and December 31, 2011:

(dollars in thousands) As of June 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases
Commercial mortgage	$107	$183	$470	$760	$444,494	$445,254
Home equity lines and loans	456	27	2,208	2,691	199,985	202,676
Residential mortgage	1,896	1,229	1,628	4,753	299,496	304,249
Construction	0	0	5,284	5,284	28,531	33,815
Commercial and industrial	94	190	3,772	4,056	260,060	264,116
Consumer	9	9	10	28	15,892	15,920
Leases	0	72	14	86	30,463	30,549

	$2,562	$1,710	$13,386	$17,658	$1,278,921	$1,296,579

(dollars in thousands) As of December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases
Commercial mortgage	$193	$171	$1,311	$1,675	$417,455	$419,130
Home equity lines and loans	330	199	2,235	2,764	205,153	207,917
Residential mortgage	1,455	907	1,856	4,218	302,260	306,478
Construction	0	0	4,853	4,853	47,991	52,844
Commercial and industrial	279	1,513	2,089	3,881	263,323	267,204
Consumer	33	0	4	37	11,392	11,429
Leases	156	75	145	376	30,014	30,390

	$2,446	$2,865	$12,493	$17,804	$1,277,588	$1,295,392

G. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Corporation’s allowance for loan and lease losses, by loan category, for the three and six months ended June 30, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2012	$3,196	$1,585	$1,692	$1,351	$3,917	$142	$508	$649	$13,040
Charge-offs	(210)	(14)	(157)	(299)	(138)	(17)	(125)	0	(960)
Recoveries	0	0	0	0	0	1	56	0	57
Provision for loan and lease losses	398	178	101	60	10	54	96	106	1,003

Balance, June 30, 2012	$3,384	$1,749	$1,636	$1,112	$3,789	$180	$535	$755	$13,140

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2011	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753
Charge-offs	(235)	(14)	(170)	(699)	(408)	(42)	(231)	0	(1,799)
Recoveries	0	0	0	0	65	5	113	0	183
Provision for loan and lease losses	454	56	214	427	316	98	121	317	2,003

Balance, June 30, 2012	$3,384	$1,749	$1,636	$1,112	$3,789	$180	$535	$755	$13,140

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses for the three and six months ended June 30, 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2011	$2,868	$1,302	$996	$832	$3,619	$97	$685	$250	$10,649
Charge-offs	(226)	(100)	(36)	(360)	(336)	(18)	(249)	0	(1,325)
Recoveries	0	0	0	0	1	3	94	0	98
Provision for loan and lease losses	(71)	274	286	937	335	47	108	3	1,919

Balance, June 30, 2011	$2,571	$1,476	$1,246	$1,409	$3,619	$129	$638	$253	$11,341

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2010	$2,534	$1,563	$843	$633	$3,565	$115	$766	$256	$10,275
Charge-offs	(228)	(450)	(112)	(360)	(491)	(69)	(657)	0	(2,367)
Recoveries	0	0	0	0	3	5	221	0	229
Provision for loan and lease losses	265	363	515	1,136	542	78	308	(3)	3,204

Balance, June 30, 2011	$2,571	$1,476	$1,246	$1,409	$3,619	$129	$638	$253	$11,341

The following table details the allocation of the allowance for loan and lease losses by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2012 and December 31, 2011:

(dollars in thousands) As of June 30, 2012	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$0	$226	$324	$622	$325	$15	$0	$0	$1,512
Collectively evaluated for impairment	3,375	1,523	1,312	486	3,464	165	535	755	11,615
Purchased credit-impaired(1)	9	0	0	4	0	0	0	0	13

Total	$3,384	$1,749	$1,636	$1,112	$3,789	$180	$535	$755	$13,140

As of December 31, 2011
Allowance on loans and leases:
Individually evaluated for impairment	$0	$75	$358	$640	$248	$0	$0	$0	$1,321
Collectively evaluated for impairment	3,153	1,632	1,234	741	3,568	119	532	438	11,417
Purchased credit-impaired(1)	12	0	0	3	0	0	0	0	15

Total	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of June 30, 2012
Carrying value of loans and leases:
Individually evaluated for impairment	$163	$3,287	$9,860	$5,357	$3,688	$15	$0	$22,370
Collectively evaluated for impairment	434,650	199,362	294,081	27,337	259,976	15,905	30,549	1,261,860
Purchased credit- impaired(1)	10,441	27	308	1,121	452	0	0	12,349

Total	$445,254	$202,676	$304,249	$33,815	$264,116	$15,920	$30,549	$1,296,579

As of December 31, 2011
Carrying value of loans and leases:
Individually evaluated for impairment	$0	$2,714	$8,146	$6,062	$2,393	$5	$0	$19,320
Collectively evaluated for impairment	407,095	205,172	298,018	45,696	264,286	11,424	30,390	1,262,081
Purchased credit- impaired(1)	12,035	31	314	1,086	525	0	0	13,991

Total	$419,130	$207,917	$306,478	$52,844	$267,204	$11,429	$30,390	$1,295,392

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to allocate the allowance for loan and lease losses as of June 30, 2012 and December 31, 2011:

			Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Pass	$436,663	$414,250	$23,019	$38,367	$255,343	$260,050	$715,025	$712,667
Special Mention	6,259	1,932	3,851	3,704	2,902	1,459	13,012	7,095
Substandard	2,332	2,948	6,945	10,521	5,701	5,523	14,978	18,992
Doubtful(1)	0	0	0	252	170	172	170	424

Total	$445,254	$419,130	$33,815	$52,844	$264,116	$267,204	$743,185	$739,178

(1)	Loans balances classified as “Doubtful” have been reduced by partial charge-offs, and are carried at their net realizable value.

Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Performing	$300,422	$303,250	$199,425	$205,239	$15,903	$11,424	$30,509	$30,235	$546,259	$550,148
Non-performing	3,827	3,228	3,251	2,678	17	5	40	155	7,135	6,066

Total	$304,249	$306,478	$202,676	$207,917	$15,920	$11,429	$30,549	$30,390	$553,394	$556,214

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands) As of or for the three months ended June 30, 2012	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Home equity lines and loans	$1,612	$1,662	$226	$1,664	$0	$0
Residential mortgage	2,846	2,892	324	2,893	25	0
Construction	3,882	3,938	622	6,284	0	0
Commercial and industrial	1,355	1,361	325	1,469	4	0
Consumer	14	16	15	16	0	0

Total	$9,709	$9,869	$1,512	$12,326	$29	$0

Impaired loans without related allowance(1) (3):
Commercial mortgage	$163	$171	$0	$171	$0	$0
Home equity lines and loans	1,675	1,714	0	1,716	1	0
Residential mortgage	7,014	7,305	0	7,108	53	0
Construction	1,475	1,491	0	1,427	15	0
Commercial and industrial	2,333	2,351	0	2,719	3	0
Consumer	1	1	0	2	0	0

Total	$12,661	$13,033	$0	$13,143	$72	$0

Grand total	$22,370	$22,902	$1,512	$25,469	$101	$0

(1)	The table above does not include the recorded investment of $323 thousand of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5E, above.

(dollars in thousands) As of or for the six months ended June 30, 2012	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Home equity lines and loans	$1,612	$1,662	$226	$1,663	$1	$0
Residential mortgage	2,846	2,892	324	2,896	48	0
Construction	3,882	3,938	622	6,540	0	0
Commercial and industrial	1,355	1,361	325	1,499	9	0
Consumer	14	16	15	17	0	0

Total	$9,709	$9,869	$1,512	$12,615	$58	$0

Impaired loans without related allowance(1) (3):
Commercial mortgage	$163	$171	$0	$171	$0	$0
Home equity lines and loans	1,675	1,714	0	1,720	7	0
Residential mortgage	7,014	7,305	0	7,149	109	0
Construction	1,475	1,491	0	1,341	28	0
Commercial and industrial	2,333	2,351	0	2,851	10	0
Consumer	1	1	0	2	0	0

Total	$12,661	$13,033	$0	$13,234	$154	$0

Grand total	$22,370	$22,902	$1,512	$25,849	$212	$0

(1)	The table above does not include the recorded investment of $323 thousand of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5E, above.

(dollars in thousands) As of or for the three months ended June 30, 2011	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Commercial mortgage	$1,629	$2,439	$1	$2,441	$0	$0
Home equity lines and loans	2,479	2,513	18	2,518	1	0
Residential mortgage	6,593	6,699	290	6,695	107	0
Construction	6,169	6,530	612	6,708	0	0
Commercial and industrial	2,515	5,584	254	5,584	8	0

Total	$19,385	$23,765	$1,175	$23,946	$116	$0

Impaired loans without related allowance(1) (3):
Home equity lines and loans	$41	$44	$0	$45	$0	$0
Residential mortgage	737	767	0	769	0	0
Commercial and industrial	54	57	0	227	0	0
Consumer loans	2	2	0	2	0	0

Total	$834	$870	$0	$1,043	$0	$0

Grand total	$20,219	$24,635	$1,175	$24,989	$116	$0

(1)	The table above does not include the recorded investment of $1.0 million of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5E, above.

(dollars in thousands) As of or for the six months ended June 30, 2011	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Commercial mortgage	$1,629	$2,439	$1	$2,442	$0	$0
Home equity lines and loans	2,479	2,513	18	2,520	8	0
Residential mortgage	6,593	6,699	290	6,707	107	0
Construction	6,169	6,530	612	6,760	73	0
Commercial and industrial	2,515	5,584	254	5,597	27	0

Total	$19,385	$23,765	$1,175	$24,026	$215	$0

Impaired loans without related allowance(1) (3):
Home equity lines and loans	$41	$44	$0	$45	$0	$0
Residential mortgage	737	767	0	773	0	0
Commercial and industrial	54	57	0	227	0	0
Consumer loans	2	2	0	2	0	0

Total	$834	$870	$0	$1,047	$0	$0

Grand total	$20,219	$24,635	$1,175	$25,073	$215	$0

(1)	The table above does not include the recorded investment of $1.0 million of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5E, above.

(dollars in thousands)	Recorded Investment (2)	Principal Balance	Related Allowance
As of December 31, 2011
Impaired loans with related allowance:
Home equity lines and loans	$448	$456	$75
Residential mortgage	2,654	2,682	358
Construction	4,853	6,054	640
Commercial and industrial	1,568	2,160	248

Total	$9,523	$11,352	$1,321

Impaired loans without related allowance(1):
Home equity lines and loans	$2,266	$2,310	$0
Residential mortgage	5,492	5,863	0
Construction	1,209	1,213	0
Commercial and industrial	825	855	0
Consumer	5	5	0

Total	$9,797	$10,246	$0

Grand total	$19,320	$21,598	$1,321

(1)	The table above does not include the recorded investment of $680 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal

6. Deposits

The following table details the components of deposits:

(dollars in thousands)	June 30, 2012	December 31, 2011

Non-interest-bearing demand	$336,972	$326,409
Savings, NOW and market rate accounts	838,644	757,904
Time deposits	193,081	209,333
Wholesale time deposits	22,505	23,550
Wholesale non-maturity deposits	35,365	65,173

	$1,426,567	$1,382,369

7. Short-term and Other Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less) which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers and overnight fed funds are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Overnight fed funds	$0	$0
Revolving line of credit with correspondent bank	0	0
Repurchase agreements	14,675	12,863

Total short-term borrowings	$14,675	12,863

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at period-end	$14,675	$9,541	$14,675	$9,541
Maximum amount outstanding at any month-end	14,675	11,874	14,775	23,326
Average balance outstanding during the period	13,237	9,260	13,583	9,705
Weighted-average interest rate:
As of period-end	0.15%	0.35%	0.15%	0.35%
Paid during the period	0.17%	0.26%	0.17%	0.25%

B. FHLB Advances and Other Borrowings

The Corporation’s other borrowings consist mainly of advances from the FHLB as well as an adjustable rate commercial mortgage loan on its Wealth Management Division’s offices located in Bryn Mawr, Pennsylvania as well as an adjustable rate commercial loan, both from correspondent banks.

The following table presents the remaining periods until maturity of the FHLB advances and other borrowings:

(dollars in thousands)	June 30, 2012	December 31, 2011
Within one year	$54,893	$39,276
Over one year through five years	91,525	85,238
Over five years through ten years	22,206	22,253
Over ten years	965	1,028

Total	$169,589	$147,795

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate	Interest Rate		Balance
Description	From	To		From	To	June 30, 2012	December 31, 2011
Fixed amortizing	08/03/12	12/29/15	3.54%	3.15%	3.90%	$6,765	$10,535
Adjustable amortizing	12/31/16	01/01/29	3.59%	3.25%	5.50%	12,477	13,692
Bullet maturity	09/10/12	06/12/17	2.08%	1.19%	4.12%	102,500	75,500
Convertible-fixed(2)	12/11/12	08/20/18	2.02%	1.25%	2.62%	47,847	48,068

Total						$169,589	$147,795

(1)	Maturity range refers to June 30, 2012 balances
(2)

FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of June 30, 2012, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2012. These advances are included in the periods in which they mature, rather than the period in which they are subject to conversion.

C. Other FHLB Information

As of June 30, 2012 the Corporation had a maximum borrowing capacity with the FHLB of approximately $725.8 million, of which the unused capacity was $545.7 million. In addition, there were unused capacities of $64.0 million in overnight federal funds line and $51.9 million of Federal Reserve Discount Window borrowings as of June 30, 2012. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $10.7 million at June 30, 2012, and $11.6 million at December 31, 2011. The carrying amount of the FHLB capital stock approximates its redemption value. During the three and six months ended June 30, 2012, the FHLB redeemed $262 thousand and $842 thousand of its capital stock, respectively.

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

The following table provides information about options outstanding for the three months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, March 31, 2012	809,934	$20.38	$4.62
Granted	0	0	0
Forfeited	0	0	0
Expired	0	0	0
Exercised	(7,670)	18.50	4.02

Options outstanding, June 30, 2012	802,264	$20.40	$4.61

The following table provides information about options outstanding for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2011	876,470	$20.17	$4.55
Granted	0	0	0
Forfeited	(5,755)	20.56	4.74
Expired	0	0	0
Exercised	(68,451)	17.52	3.65

Options outstanding, June 30, 2012	802,264	$20.40	$4.61

The following table provides information about unvested options for the three months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, March 31, 2012	152,760	$20.49	$4.73
Granted	0	0	0
Vested	0	0	0
Forfeited	0	0	0

Unvested options, June 30, 2012	152,760	$20.49	$4.73

The following table provides information about unvested options for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, December 31, 2011	158,515	$20.49	$4.73
Granted	0	0	0
Vested	0	0	0
Forfeited	(5,755)	20.56	4.74

Unvested options, June 30, 2012	152,760	$20.49	$4.73

For the three months ended June 30, 2012 there were no grants of stock options.

For the three and six months ended June 30, 2012, the Corporation recognized $63 thousand and $127 thousand, respectively, of expense related to the stock options. As of June 30, 2012, the total not-yet-recognized compensation expense of unvested stock options is $318 thousand. This expense will be recognized over a weighted average period of 1.76 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and six months ended June 30, 2012 and 2011 are detailed below:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from exercise of stock options	$142	$338	$1,199	$875
Related tax benefit recognized	4	28	80	137

Net proceeds of options exercised	$146	$366	$1,279	$1,012

Intrinsic value of options exercised	$13	$122	$231	$433

The following table provides information about options outstanding and exercisable at June 30, 2012:

	Outstanding	Exercisable
Number of shares	802,264	649,504
Weighted average exercise price	$20.40	$20.37
Aggregate intrinsic value	$1,038,797	$790,986
Weighted average contractual term in years	4.0	3.5

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

For the three and six months ended June 30, 2012, the Corporation recognized $215 thousand and $261 thousand, respectively, of expense related to the Corporation’s RSAs. As of June 30, 2012, there was $866 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 2.72 years.

The following table details the unvested RSAs for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	35,025	$18.06	35,025	$18.06
Granted	29,448	20.38	29,448	20.38
Vested	(7,362)	20.38	(7,362)	20.38
Forfeited	0	0	0	0

Ending balance	57,111	$18.96	57,111	$18.96

The compensation expense for PSAs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation. The Simulation used various assumptions that include expected volatility of 54.8%, a risk free rate of return of 0.74% and a correlation co-efficient of 0.56%.

For the three and six months ended June 30, 2012, the Corporation recognized $78 thousand and $147 thousand, respectively, of expense related to the PSAs. As of June 30, 2012, there was $513 thousand of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 1.8 years.

The following table details the unvested PSAs for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	114,411	$17.48	117,361	$17.48
Granted	0	0	0	0
Vested	0	0	0	0
Forfeited	0	0	(2,950)	17.50

Ending balance	114,411	$17.48	114,411	$17.48

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

The following tables provide a reconciliation of the components of the net periodic benefits cost (benefit) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	SERP		QDBP		PRBP
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$67	$116	$0	$0	$0	$0
Interest cost	61	52	394	421	9	12
Expected return on plan assets	0	0	(701)	(555)	0	0
Amortization of transition obligation	0	0	0	0	7	6
Amortization of prior service costs	21	21	0	0	0	(14)
Amortization of net (gain) loss	23	0	447	200	19	19

Net periodic benefit cost	$172	$189	$140	$66	$35	$23

	Six Months Ended June 30,
	SERP		QDBP		PRBP
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$134	$157	$0	$0	$0	$0
Interest cost	122	104	788	842	18	24
Expected return on plan assets	0	0	(1,402)	(1,110)	0	0
Amortization of transition obligation	0	0	0	0	14	13
Amortization of prior service costs	42	42	0	0	0	(28)
Amortization of net (gain) loss	45	0	894	400	38	38

Net periodic benefit cost	$343	$303	$280	$132	$70	$47

QDBP: As stated in the Corporation’s 2011 Annual Report, the Corporation did not have any minimum funding requirements for its QDBP for 2011. However, a $10 million contribution was made in December 2011. No contributions to the QDBP were made for the three and six months ended June 30, 2012.

SERP: The Corporation contributed $36 thousand and $73 thousand during the three and six months ended June 30, 2012, respectively, and it is expected to contribute an additional $73 thousand to the SERP plan for the remaining six months of 2012.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

10. Segment Information

The Corporation aggregates certain of its operations and has identified two segments as follows: Banking and Wealth Management.

The following tables detail segment information for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$15,918	$1	$15,919	$15,797	$2	$15,799
Less: loan loss provision	1,003	0	1,003	1,919	0	1,919

Net interest income after loan loss provision	14,915	1	14,916	13,878	2	13,880

Other income:
Fees for wealth management services	0	7,211	7,211	0	5,075	5,075
Service charges on deposit accounts	609	0	609	615	0	615
Loan servicing and other fees	436	0	436	460	0	460
Net gain on sale of loans	1,304	0	1,304	656	0	656
Net gain on sale of available for sale securities	716	0	716	619	0	619
Net loss on sale of other real estate owned	0	0	0	(110)	0	(110)
BOLI income	105	0	105	118	0	118
Other operating income	949	23	972	728	4	732

Total other income	4,119	7,234	11,353	3,086	5,079	8,165

Other expenses:
Salaries & wages	5,390	2,685	8,075	4,747	1,953	6,700
Employee benefits	1,410	613	2,023	1,124	467	1,591
Occupancy & equipment	1,907	428	2,335	1,812	239	2,051
Amortization of intangible assets	306	487	793	445	183	628
Professional fees	512	59	571	699	39	738
Other operating expenses	3,812	636	4,448	2,661	500	3,161

Total other expenses	13,337	4,908	18,245	11,488	3,381	14,869

Segment profit	5,697	2,327	8,024	5,476	1,700	7,176
Intersegment (revenues) expenses*	(128)	128	0	(29)	29	0

Pre-tax segment profit after eliminations	$5,569	$2,455	$8,024	$5,447	$1,729	$7,176

% of segment pre-tax profit after eliminations	69.4%	30.6%	100.0%	75.9%	24.1%	100%

Segment assets (dollars in millions)	$1808.2	$46.7	$1,854.9	$1,708.0	$33.0	$1,741.0

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$31,883	$2	$31,885	$31,202	$4	$31,206
Less: loan loss provision	2,003	0	2,003	3,204	0	3,204

Net interest income after loan loss provision	29,880	2	29,882	27,998	4	28,002

Other income:
Fees for wealth management services	0	13,440	13,440	0	9,265	9,265
Service charges on deposit accounts	1,189	0	1,189	1,195	0	1,195
Loan servicing and other fees	871	0	871	921	0	921
Net gain on sale of loans	2,474	0	2,474	1,054	0	1,054
Net gain on sale of available for sale securities	716	0	716	1,067	0	1,067
Net loss on sale of other real estate owned	(41)	0	(41)	(129)	0	(129)
BOLI income	223	0	223	233	0	233
Other operating income	2,057	26	2,083	1,760	9	1,769

Total other income	7,489	13,466	20,955	6,101	9,274	15,375

Other expenses:
Salaries & wages	10,495	5,085	15,580	9,411	3,630	13,041
Employee benefits	2,996	1,187	4,183	2,391	935	3,326
Occupancy & equipment	3,850	751	4,601	3,792	441	4,233
Amortization of intangible assets	599	922	1,521	698	260	958
Professional fees	1,135	93	1,228	1,073	75	1,148
Other operating expenses	6,447	1,227	7,674	5,525	835	6,360

Total other expenses	25,522	9,265	34,787	22,890	6,176	29,066

Segment profit	11,847	4,203	16,050	11,209	3,102	14,311
Intersegment (revenues) expenses*	(241)	241	0	(59)	59	0

Pre-tax segment profit after eliminations	$11,606	$4,444	$16,050	$11,150	$3,161	$14,311

% of segment pre-tax profit after eliminations	72.3%	27.7%	100.0%	77.9%	22.1%	100%

Segment assets (dollars in millions)	$1808.2	$46.7	$1,854.9	$1,708.0	$33.0	$1,741.0

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Activity

	June 30, 2012	December 31, 2011
Assets under management, administration, supervision and brokerage (dollars in millions)	$6,275.9	$4,831.6

11. Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(dollars in thousands)	2012	2011
Balance, March 31	$4,217	$4,878
Additions	346	138
Amortization	(256)	(158)
Recovery	0	0
Impairment	(87)	(196)

Balance, June 30	$4,220	$4,662

Fair value	$4,289	$5,348

Loans serviced for others	$575,533	$595,196

	Six Months Ended June 30,
(dollars in thousands)	2012	2011
Balance, December 31	$4,041	$4,925
Additions	631	268
Amortization	(475)	(327)
Recovery	110	0
Impairment	(87)	(204)

Balance, June 30	$4,220	$4,662

Fair value	$4,289	$5,348

Loans serviced for others	$575,533	$595,196

As of June 30, 2012 and December 31, 2011, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Fair value amount of MSRs	$4,289	$4,041
Weighted average life (in years)	4.4	4.0
Prepayment speeds (constant prepayment rate)*	16.9	18.8
Impact on fair value:
10% adverse change	$(234)	$(242)
20% adverse change	$(448)	$(461)
Discount rate	10.50%	10.25%
Impact on fair value:
10% adverse change	$(136)	$(118)
20% adverse change	$(264)	$(228)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

12. Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008, First Keystone Financial, Inc. (“FKF”) in July, 2010, PWMG in May, 2011 and DTC in May, 2012 are detailed below:

(dollars in thousands)	Beginning Balance 1/1/12	Additions	Amortization	Ending Balance 6/30/12	Amortization Period
Goodwill – Wealth segment	$15,567	$5,064	$0	$20,631	Indefinite
Goodwill – Banking segment	9,122	0	0	9,122	Indefinite

Total	24,689	5,064	0	29,753
Core deposit intangible	1,628	0	(148)	1,480	10 years
Customer relationships	12,376	3,555	(524)	15,407	10 to 20 years
Non-compete agreement	3,770	1,385	(397)	4,758	5.5 to 10 years
Brand (trade name)	240	970	0	1,210	Indefinite

Total	$18,014	$5,910	$(1,069)	$22,855

Grand total	$42,703	$10,974	$(1,069)	$52,608

The Corporation performed its annual review of goodwill and identifiable intangible assets at December 31, 2011 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three and six months ended June 30, 2012, the Corporation determined there were no events that would trigger impairment testing of goodwill and other intangible assets.

13. Shareholders’ Equity

Dividend

During the second quarter of 2012, the Corporation declared and paid a regular quarterly dividend of $0.16 per share. This payment totaled $2.1 million, based on outstanding shares at May 14, 2012 of 13,289,213. On July 26, 2012, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.16 per share payable September 1, 2012 to shareholders of record as of August 7, 2012.

S-3 Shelf Registration Statement and Offerings Thereunder

In April 2012, the Corporation filed a shelf registration statement (the “Shelf Registration Statement”) to replace its 2009 Shelf Registration Statement, which was set to expire in June 2012. This new Shelf Registration Statement allows the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, debt securities, warrants to purchase common stock, stock purchase contracts and units or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, such securities in a dollar amount up to $150,000,000, in the aggregate.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the six months ended June 30, 2012, the Corporation issued 104,600 shares and raised $2.0 million through the Plan.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the three months ended June 30, 2012. There were no reserves for uncertain income tax positions recorded during the six months ended June 30, 2012. No interest or penalties were accrued in the six months ended June 30, 2012. There were no reserves for uncertain income tax positions recorded during the six months ended June 30, 2012.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at June 30, 2012 and December 31, 2011 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring and non-recurring basis as of June 30, 2012:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. government agencies	$89.5	$0	$89.5	$0
Obligations of state & political subdivisions	16.6	0	16.6	0
Mortgage-backed securities	136.2	0	136.2	0
Collateralized mortgage obligations	61.1	0	61.1	0
Corporate bonds	10.8	0	10.8	0
Investment certificates of deposit	2.4	0	2.4	0
Bond mutual funds	11.4	11.4	0	0
Other debt securities	1.9	0	1.9	0

Total assets measured on a recurring basis at fair value	$329.9	$11.4	$318.5	$0

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$0.9	$0	$0	$0.9
Impaired loans and leases	21.2	0	0	21.2
Other real estate owned (“OREO”)	0.9	0	0	0.9

Total assets measured on a non-recurring basis at fair value	$23.0	$0	$0	$23.0

Fair value of assets measured on a recurring and non-recurring basis as of December 31, 2011:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. government agencies	$104.6	$0	$104.6	$0
Obligations of state & political subdivisions	8.4	0	8.4	0
Mortgage-backed securities	97.8	0	97.8	0
Collateralized mortgage obligations	32.6	0	32.6	0
Corporate bonds	12.7	0	12.7	0
Investment certificates of deposit	2.4	0	2.4	0
Bond mutual funds	11.9	11.9	0	0
Other debt securities	1.9	0	1.9	0

Total assets measured on a recurring basis at fair value	$272.3	$11.9	$260.4	$0

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$4.0	$0	$4.0	$0
Impaired loans and leases	18.7	0	18.7
OREO	0.5	0	0.5	0

Total assets measured on a non-recurring basis at fair value	$23.2	$0	$23.2	$0

During the three and six months ended June 30, 2012, net increases of $198 thousand and $468 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three and six months ended June 30, 2012.

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

The Corporation has an appraisal policy in which an appraisal is obtained for a commercial loan at the point at which the loan either becomes nonperforming or is downgraded to a substandard or worse classification. For consumer loans, the Corporation obtains updated appraisals when a loan becomes 90 days past due or when it receives other information that may indicate possible impairment. Based on the appraisals obtained by the Corporation, an appropriate Allowance is allocated to the particular loan.

Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties are classified as OREO and are reported at the lower of cost or fair value less cost to sell, and are classified as Level 3 in the fair value hierarchy.

Mortgage Servicing Rights

MSRs do not trade in an active, open market with readily observable prices. Accordingly, the Corporation obtains the fair value of the MSRs using a third-party pricing provider. The provider determines the fair value by discounting projected net servicing cash flows of the remaining servicing portfolio. The valuation model used by the provider considers market loan prepayment predictions and other economic factors which the Corporation considers to be significant unobservable inputs. The fair value of MSRs is mostly affected by changes in mortgage interest rates since rate changes cause the loan prepayment acceleration factors to increase or decrease. All assumptions are market driven. The Corporation has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of MSRs to enable management to maintain an appropriate system of internal control. Mortgage servicing rights are classified within Level 3 of the fair value hierarchy as the valuation is model driven and primarily based on unobservable inputs.

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

The following disclosure of estimated fair value amounts has been determined by the Corporation using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amount, estimated fair value and fair value hierarchy level of the Corporation’s financial instruments as of the dates indicated are as follows:

	Fair Value Hierarchy Level*	As of June 30, 2012		As of December 31 2011
(dollars in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$81,472	$81,472	$69,140	$69,140
Investment securities AFS	See Note 15	329,876	329,876	272,317	272,317
Loans held for sale	Level 2	1,668	1,701	1,588	1,667
Net portfolio loans and leases	Level 3	1,283,439	1,310,501	1,282,639	1,311,058
Mortgage servicing rights	Level 3	4,220	4,289	4,041	4,041
Other assets	Level 3	22,080	22,080	23,261	23,261

Total financial assets		$1,722,755	$1,749,919	$1,652,986	$1,681,484

Financial liabilities:
Deposits	Level 2	$1,426,567	$1,427,434	$1,382,369	$1,382,865
Short-term borrowings	Level 2	14,675	14,675	12,863	12,863
FHLB advances and other borrowings	Level 2	169,589	173,867	147,795	151,767
Subordinated debentures	Level 2	22,500	20,456	22,500	21,511
Other liabilities	Level 2	25,906	25,906	23,467	23,467

Total financial liabilities		$1,659,237	$1,662,338	$1,588,994	$1,592,473

*	see Note 15 for a description of fair value hierarchy levels

17. New Accounting Pronouncements

FASB ASU No. 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” (ASU 2011-02). The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Corporation has adopted the methodologies prescribed by this ASU with no impact on its financial condition, results of operations and disclosures.

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

FASB ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350)

On September 15, 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other– Testing Goodwill for Impairment. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions of ASU 2011-08 are effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The Corporation has adopted ASU 2011-08 with no expected impact on its year-end financial condition and results of operations.

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

ITEM 2 Management’s Discussion and Analysis of Results of Operation and Financial Condition

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide community banking, business banking, residential mortgage lending, consumer and commercial lending and insurance services to customers through its seventeen full-service branches and seven limited-hour retirement community offices located throughout the Montgomery, Delaware and Chester counties of Pennsylvania. The Corporation and its subsidiaries also provide wealth management services through its network of Wealth Management offices located in Bryn Mawr, Devon and Hershey, Pennsylvania as well as Greenville, Delaware. The Corporation’s stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

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

Acquisition of the Davidson Trust Company

On May 15, 2012, the Corporation acquired the Davidson Trust Company (“DTC”) for $10.5 million, including $7.35 million cash paid at closing and $3.15 million of contingent cash payments to be paid November 14, 2012, May 14, 2013 and November 14, 2013, subject to certain post-closing contingencies relating to the assets under management. None of the three contingent cash payments is to exceed $1.05 million.

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

The allowance for loan and lease losses (the “Allowance”) involves a higher degree of judgment and complexity than other significant accounting policies. The Allowance is calculated with the objective of maintaining a reserve level believed by the Corporation to be sufficient to absorb estimated probable credit losses. The Corporation’s determination of the adequacy of the Allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired loans and leases, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions, international events, and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from the Corporation’s estimates, additional provisions for loan and lease losses may be required that would adversely impact earnings in future periods. See the section of this document titled “Asset Quality and Analysis of Credit Risk” for additional information.

Other significant accounting policies are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2011 Annual Report.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2012, as compared to the same periods in 2011, and the changes in its financial condition as of June 30, 2012 as compared to December 31, 2011. More detailed information related to these highlights can be found in the sections that follow.

A comparison of the results of operations for the three and six months ended June 30, 2012, to the same periods in 2011, reflects both the impact of the May 27, 2011 acquisition of the PWMG and, to a lesser extent, the May 15, 2012 acquisition of DTC.

Three Month Results

•

Net income for the three months ended June 30, 2012 was $5.3 million, or diluted earnings per share of $0.40, an increase of $456 thousand as compared to net income of $4.8 million, or diluted earnings per share of $0.38, for the same period in 2011.

•

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended June 30, 2012 were 10.97% and 1.16%, respectively, as compared to ROE and ROA of 11.02% and 1.12%, respectively, for the same period in 2011.

•	Tax-equivalent net interest income increased $127 thousand, or 0.80%, to $16.0 million for the three months ended June 30, 2012, as compared to $15.9 million for the same period in 2011.

•

The provision for loan and lease losses (the “Provision”) for the three months ended June 30, 2012 was $1.0 million, a decrease of $916 thousand, or 47.7%, from the $1.9 million recorded for the same period in 2011.

•	Non-interest income of $11.4 million for the three months ended June 30, 2012 increased $3.2 million, or 39.0%, as compared to $8.2 million for the same period in 2011.

•

Included in non-interest income, fees for Wealth Management services of $7.2 million for the three months ended June 30, 2012 increased $2.1 million, or 42.1%, as compared to $5.1 million for the same period in 2011.

•	Non-interest expense of $18.2 million for the three months ended June 30, 2012 increased $3.3 million, or 22.7%, as compared to $14.9 million for the same period in 2011.

Six Month Results

•

Net income for the six months ended June 30, 2012 was $10.5 million, or diluted earnings per share of $0.79, an increase of $975 thousand as compared to net income of $9.5 million, or diluted earnings per share of $0.76, for the same period in 2011.

•

Return on average equity and return on average assets for the six months ended June 30, 2012 were 11.11% and 1.17%, respectively, as compared to ROE and ROA of 11.32% and 1.12%, respectively, for the same period in 2011.

•	Tax-equivalent net interest income increased $634 thousand, or 2.0%, to $32.0 million for the six months ended June 30, 2012, as compared to $31.4 million for the same period in 2011.

•	The provision for loan and lease losses for the six months ended June 30, 2012 was $2.0 million, a decrease of $1.2 million, or 37.5%, from the $3.2 million recorded for the same period in 2011.

•	Non-interest income of $21.0 million for the six months ended June 30, 2012 increased $5.6 million, or 36.3%, as compared to $15.4 million for the same period in 2011.

•

Included in non-interest income, fees for Wealth Management services of $13.4 million for the six months ended June 30, 2012 increased $4.2 million, or 45.1%, as compared to $9.2 million for the same period in 2011.

•	Non-interest expense of $34.8 million for the six months ended June 30, 2012 increased $5.7 million, or 19.7%, as compared to $29.1 million for the same period in 2011.

Changes in Financial Condition

•	Total assets of $1.85 billion as of June 30, 2012 increased $80.0 million from $1.77 billion as of December 31, 2011.

•	Shareholders’ equity of $197.6 million as of June 30, 2012 increased $11.7 million from $185.9 million as of December 31, 2011.

•	Total portfolio loans and leases as of June 30, 2012 were $1.30 billion, a slight increase of $1.2 million from the December 31, 2011 balance.

•

Total non-performing loans and leases of $18.3 million represented 1.41% of portfolio loans and leases as of June 30, 2012 as compared to $14.3 million, or 1.11%, of portfolio loans and leases as of December 31, 2011.

•	The $13.1 million Allowance, as of June 30, 2012, represented 1.01% of portfolio loans and leases as compared to $12.8 million, or 0.98% of portfolio loans and leases as of December 31, 2011.

•	Total deposits of $1.43 billion as of June 30, 2012 increased $44.2 million, or 3.2%, from $1.38 billion as of December 31, 2011.

•	Wealth Management assets under management, administration, supervision and brokerage as of June 30, 2012 were $6.28 billion, an increase of $1.44 billion from December 31, 2011.

Other Recent Developments

•

On April 27, 2012, The Bryn Mawr Trust Company (the “Bank”), a wholly owned subsidiary of the Corporation, entered into a definitive Purchase and Assumption Agreement (the “Agreement”) with First Bank of Delaware (“FBD”) pursuant to which the Bank will acquire certain consumer and business deposit and loan accounts as well as FBD’s branch located at Brandywine Commons, 1000 Rocky Run Parkway, Wilmington, Delaware (the “Branch”). The transaction is expected to increase each of loans and deposits of the Bank by approximately $100 million. The purchase price under the Agreement will be paid in cash in an amount to be determined at closing based on the amount of the deposits and other liabilities assumed by the Bank, the outstanding principal balance of the loans being purchased, the personal property and leasehold improvements associated with the Branch being acquired, and the cash located at the Branch, as of the effective time of the closing. The transaction is expected to close in the fourth quarter of 2012.

•

Construction has begun on the Corporation’s eighteenth full-service branch in Bala Cynwyd, Pennsylvania, just outside Philadelphia. The branch is projected to be completed and open for business during the fourth quarter of 2012.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2012 and 2011 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Annualized return on average equity	10.97%	11.02%	11.11%	11.32%
Annualized return on average assets	1.16%	1.12%	1.17%	1.12%
Efficiency ratio *	66.90%	62.05%	65.83%	62.40%
Tax equivalent net interest margin	3.85%	4.01%	3.89%	4.02%
Diluted earnings per share	$0.40	$0.38	$0.79	$0.76
Dividend per share	$0.16	$0.15	$0.32	$0.30

*	The efficiency ratio is calculated by dividing the non-interest expense by the sum of net interest income and non-interest income.

The following table presents certain key period-end balances and ratios as of June 30, 2012 and December 31, 2011:

(dollars in millions, except per share amounts)	June 30, 2012	December 31, 2011
Book value per share	$14.75	$14.09
Tangible book value per share	$10.82	$10.82
Allowance as a percentage of loans and leases	1.01%	0.98%
Tier I capital to risk weighted assets	11.38%	11.26%
Tangible common equity ratio	8.15%	8.27%
Loan to deposit ratio	91.0%	93.8%
Wealth assets under management, administration, supervision and brokerage	$6,275.9	$4,831.6
Portfolio loans and leases	$1,296.6	$1,295.4
Total assets	$1,854.9	$1,774.9
Shareholders’ equity	$197.6	$185.9

Components of Net Income

Net income is affected by five major elements: Net Interest Income, or the difference between interest income and loan fees earned on loans, leases and investments and interest expense paid on deposits and borrowed funds; Provision For Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on loans and leases; Non-Interest Income which is made up primarily of certain fees, wealth management revenue, residential mortgage activities and gains and losses from the sale of loans, securities and other assets; Non-Interest Expense, which consists primarily of salaries, employee benefits and other operating expenses; and Income Taxes. Each of these major elements will be reviewed in more detail in the following discussion.

Tax-Equivalent Net Interest Income

Tax-equivalent net interest income of $16.0 million for the three months ended June 30, 2012 increased $127 thousand, as compared to the same period in 2011. This increase was the result of an $83.6 million increase in average interest-earning assets between the periods, which was partially offset by a $31.4 million increase in average interest-bearing liabilities. The effect of the increase in average interest-earning assets was somewhat offset by a 38 basis point decrease in the rate earned on those assets. The effect of the increase in average interest-bearing liabilities was partially offset by a 26 basis point decline in the rate paid on those liabilities. The tax equivalent net interest margin for the three months ended June 30, 2012 was 3.85%, a 16 basis point decrease from the 4.01% tax equivalent net interest margin for the same period in 2011.

Tax-equivalent net interest income of $32.0 million for the six months ended June 30, 2012 increased $634 thousand, as compared to the same period in 2011. This increase was the result of an $80.8 million increase in average interest-earning assets between the periods, which was partially offset by a $32.4 million increase in average interest-bearing liabilities. The effect of the increase in average interest-earning assets was somewhat offset by a 31 basis point decrease in the rate earned on those assets. The effect of the increase in average interest-bearing liabilities was partially offset by a 21 basis point decline in the rate paid on those liabilities. The tax equivalent net interest margin for the six months ended June 30, 2012 was 3.89%, a 13 basis point decrease from the 4.02% tax equivalent net interest margin for the same period in 2011.

Rate/Volume Analysis (tax equivalent basis*)

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2012 as compared to the same period in 2011, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2012 Compared to 2011
	Three Months Ended June 30,			Six Months Ended June 30,
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$6	$(3)	$3	$3	$(130)	$(127)
Investment securities	132	(384)	(252)	58	(660)	(602)
Loans and leases	625	(1,016)	(391)	2,035	(1,871)	164

Total interest income	$763	$(1,403)	$(640)	$2,096	$(2,661)	$(565)

Interest expense:
Savings, NOW and market rate accounts	$91	$(264)	$(173)	$168	$(499)	$(331)
Wholesale non-maturity deposits	(14)	5	(9)	(24)	(3)	(27)
Time deposits	(89)	(119)	(208)	(157)	(122)	(279)
Wholesale time deposits	(30)	(33)	(63)	(50)	(64)	(114)
Borrowed funds**	52	(366)	(314)	157	(605)	(448)

Total interest expense	10	(777)	(767)	94	(1,293)	(1,199)

Interest differential	$753	$(626)	$127	$2,002	$(1,368)	$634

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include subordinated- and junior subordinated debentures, short-term borrowings and Federal Home Loan Bank (“FHLB”) advances and other borrowings.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$57,542	$30	0.21%	$47,159	$27	0.23%
Money market funds	192	0	0%	217	0	0%
Investment securities:
Taxable	305,757	1,064	1.40%	287,007	1,357	1.90%
Non-taxable	14,049	66	1.89%	5,090	25	1.97%

Total investment securities	319,806	1,130	1.42%	292,097	1,382	1.90%
Loans and leases(1)(2)	1,294,019	17,125	5.32%	1,248,487	17,516	5.63%

Total interest-earning assets	1,671,559	18,285	4.40%	1,587,960	18,925	4.78%
Cash and due from banks	12,259			12,224
Allowance for loan and lease losses	(13,383)			(11,091)
Other assets	147,768			136,787

Total assets	$1,818,203			$1,725,880

Liabilities:
Savings, NOW, and market rate accounts	$805,953	586	0.29%	$717,237	758	0.42%
Wholesale non-maturity deposits	47,463	43	0.36%	65,129	52	0.32%
Wholesale time deposits	22,280	24	0.43%	34,106	87	1.02%
Time deposits	203,344	412	0.81%	237,771	620	1.05%

Total interest-bearing deposits	1,079,040	1,065	0.40%	1,054,243	1,518	0.58%
Subordinated debentures	22,500	291	5.20%	22,500	279	4.97%
Junior subordinated debentures	0	0	0%	12,012	271	9.05%
Short-term borrowings	13,149	5	0.15%	9,260	6	0.26%
FHLB advances and other borrowings	163,908	924	2.27%	149,215	978	2.63%

Total borrowings	199,557	1,220	2.46%	192,987	1,534	3.19%

Total interest-bearing liabilities	1,278,597	2,285	0.72%	1,247,230	3,052	0.98%
Non-interest-bearing deposits	323,539			279,210
Other liabilities	23,159			24,562

Total non-interest-bearing liabilities	346,698			303,772

Total liabilities	1,625,295			1,551,002
Shareholders’ equity	192,908			174,878

Total liabilities and shareholders’ equity	$1,818,203			$1,725,880

Net interest spread			3.68%			3.80%
Effect of non-interest-bearing liabilities			0.17%			0.21%

Tax equivalent net interest income and margin on earning assets(3)		$16,000	3.85%		$15,873	4.01%

Tax-equivalent adjustment(3)		$81	0.02%		$74	0.02%

	For the Six Months Ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$47,939	$52	0.22%	$47,180	$178	0.76%
Money market funds	205	0	0%	197	1	1.02%
Investment securities:
Taxable	299,422	2,153	1.45%	286,260	2,602	1.83%
Non-taxable	11,835	116	1.97%	15,326	269	3.54%

Total investment securities	311,257	2,269	1.47%	301,586	2,871	1.92%
Loans and leases(1)(2)	1,296,786	34,397	5.33%	1,226,422	34,233	5.63%

Total interest-earning assets	1,656,187	36,718	4.46%	1,575,685	37,283	4.77%
Cash and due from banks	11,899			12,424
Allowance for loan and lease losses	(13,236)			(10,835)
Other assets	146,844			134,412

Total assets	$1,801,694			$1,711,386

Liabilities:
Savings, NOW, and market rate accounts	$786,597	1,145	0.29%	$707,611	1,476	0.42%
Wholesale non-maturity deposits	56,290	96	0.34%	70,478	123	0.35%
Wholesale time deposits	22,317	48	0.43%	32,423	162	1.01%
Time deposits	207,158	901	0.87%	239,626	1,180	0.99%

Total interest-bearing deposits	1,072,362	2,190	0.41%	1,050,138	2,941	0.56%
Subordinated debentures	22,500	582	5.20%	22,500	556	4.98%
Junior subordinated debentures	0	0	0%	12,019	543	9.11%
Short-term borrowings	13,229	10	0.15%	9,705	12	0.25%
FHLB advances and other borrowings	164,943	1,890	2.30%	146,287	1,819	2.51%

Total borrowings	200,672	2,482	2.49%	190,511	2,930	3.10%

Total interest-bearing liabilities	1,273,034	4,672	0.74%	1,240,649	5,871	0.95%
Non-interest-bearing deposits	314,504			277,264
Other liabilities	24,209			23,914

Total non-interest-bearing liabilities	338,713			301,178

Total liabilities	1,611,747			1,541,827
Shareholders’ equity	189,947			169,559

Total liabilities and shareholders’ equity	$1,801,694			$1,711,386

Net interest spread			3.72%			3.82%
Effect of non-interest-bearing liabilities			0.17%			0.20%

Tax equivalent net interest income and margin on earning assets(3)		$32,046	3.89%		$31,412	4.02%

Tax-equivalent adjustment(3)		$161	0.02%		$207	0.03%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Tax Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin decreased 16 basis points to 3.85% for the three months ended June 30, 2012, from 4.01% for the same period in 2011. This decline was primarily due to a 48 basis point decrease in the tax-equivalent yield earned on investment securities, along with a 31 basis point decrease in the tax-equivalent yield earned on loans for the three months ended June 30, 2012, as compared the same period in 2011. These declines in tax-equivalent yields on interest earning assets were partially offset by decreases of 73 basis points and 18 basis points in the rate paid on borrowings and interest-bearing deposits, respectively, for the three months ended June 30, 2012 as compared to the same period in 2011.

The Corporation’s tax-equivalent net interest margin decreased 13 basis points to 3.89% for the six months ended June 30, 2012, from 4.02% for the same period in 2011. This decline was primarily due to a 45 basis point decrease in the tax-equivalent yield earned on investment securities, along with a 30 basis point decrease in the tax-equivalent yield earned on loans for the six months ended June 30, 2012, as compared the same period in 2011. These declines in tax-equivalent yields on interest earning assets were partially offset by decreases of 61 basis points and 15 basis points in the rate paid on borrowings and interest-bearing deposits, respectively, for the six months ended June 30, 2012 as compared to the same period in 2011.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Net Interest Margin
2nd Quarter 2012	4.40%	0.72%	3.68%	0.17%	3.85%
1st Quarter 2012	4.52%	0.76%	3.76%	0.17%	3.93%
4th Quarter 2011	4.59%	0.88%	3.71%	0.20%	3.91%
3rd Quarter 2011	4.65%	0.96%	3.69%	0.21%	3.90%
2nd Quarter 2011	4.78%	0.98%	3.80%	0.21%	4.01%

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

Summary of Interest Rate Simulation

(dollars in thousands)	Change in Net Income Over Next Twelve Months as of June 30, 2012
	Amount	Percentage
Change in Interest Rates:
+300 basis points	$4,858	7.77%
+200 basis points	$2,679	4.28%
+100 basis points	$919	1.47%
-100 basis points	$(1,421)	(2.27)%

The interest rate simulation above suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2012, demonstrating that an increase in interest rates will have a positive impact on net interest income over the next 12 months, while a decrease in interest rates will negatively impact net interest income. In this simulation, net interest income will increase if rates increase 100, 200 or 300 basis points. However, the 100-basis point-increase scenario indicates a less significant increase in net interest income over the next 12 months, than the other scenarios, as the Corporation has interest rate floors on many of its portfolio loans, and as such, those loans would not experience the full 100 basis point increase. In addition, the Corporation’s internal prime loan rate is set, as of June 30, 2012, at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%. The 100-basis point decrease scenario shows a $1.4 million, or 2.27%, decrease in net interest income over the next twelve months as some of the Corporation’s liabilities bear rates of interest below 1.00% and therefore would not be able to absorb the entire decrease. The four scenarios are directionally consistent with both the March 31, 2012 and December 31, 2011 simulations.

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

Gap Analysis

The interest sensitivity, or gap analysis, identifies interest rate risk by showing repricing gaps in the Corporation’s balance sheet. All assets and liabilities are categorized in the following table according to their behavioral sensitivity, which is usually the earliest of either: repricing, maturity, contractual amortization, prepayments or likely call dates. Non-maturity deposits, such as NOW, savings and money market accounts are spread over various time periods based on the expected sensitivity of these rates considering liquidity and the investment preferences of the bank. Non-rate-sensitive assets and liabilities are placed in a separate period. Capital is spread over time periods to reflect the Corporation’s view of the maturity of these funds.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of June 30, 2012:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$68.1	$0	$0	$0	$0	$68.1
Money market funds	0.2	0	0	0	0	0.2
Investment securities	71.0	77.9	144.9	36.1	0	329.9
Loans and leases(1)	428.3	155.9	522.7	191.4	0	1,298.3
Allowance for loan and lease losses	0	0	0	0	(13.1)	(13.1)
Cash and due from banks	0	0	0	0	13.1	13.1
Other assets	0	0	0	0	158.4	158.4

Total assets	$567.6	$233.8	$667.6	$227.5	$158.4	$1,854.9

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$22.0	$66.0	$92.1	$156.9	$0	$337.0
Savings, NOW and market rate	59.2	177.7	404.7	197.0	0	838.6
Time deposits	60.0	89.4	43.3	0.5	0	193.2
Wholesale non-maturity deposits	35.4	0	0	0	0	35.4
Wholesale time deposits	16.6	0.5	5.4	0	0	22.5
Short-term borrowings	14.7	0	0	0	0	14.7
FHLB advances and other borrowings	22.4	41.4	83.8	21.9	0	169.5
Subordinated debentures	22.5	0	0	0	0	22.5
Other liabilities	0	0	0	0	24.0	24.0
Shareholders’ equity	7.1	21.1	112.9	56.4	0	197.5

Total liabilities and shareholders’ equity	$259.9	$396.1	$742.2	$432.7	$24.0	$1,854.9

Interest-earning assets	$567.6	$233.8	$667.6	$227.5	$0	$1,696.5
Interest-bearing liabilities	230.8	309.0	537.2	219.4	0	1,281.7

Difference between interest-earning assets and interest-bearing liabilities	$336.8	$(75.2)	$130.4	$8.1	$0	$414.8

Cumulative difference between interest earning assets and interest-bearing liabilities	$336.8	$261.6	$392.0	$400.1	$0	$414.8

Cumulative earning assets as a % of cumulative interest bearing liabilities	263%	153%	138%	132%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Due to the changes in the assumptions for non-maturity deposits discussed above, which extended their average lives, the Corporation is theoretically more asset-sensitive than previous analyses indicated. It should be noted that the gap analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. Conversely, if rates decline, net interest income may decline. The position reflected in this gap analysis shows similar asset sensitivity as compared to the Corporation’s position at March 31, 2012. Both the March 31, 2012 and June 30, 2012 positions reflect more asset sensitivity than the Corporation’s position at December 31, 2011.

PROVISION FOR LOAN AND LEASE LOSSES

Loans acquired in the First Keystone Financial Merger

The loans acquired from First Keystone Financial, Inc. (“FKF”) were recorded at their fair value with no carryover of the previously associated Allowance. As a result, loans acquired from FKF are not factored into the calculation of the Allowance unless or until their credit quality declines below the level present at acquisition.

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

Changes in the Allowance consist of provisions for loan and lease losses, which increase the Allowance, recorded as an expense on the income statement; charge-offs of loans and leases deemed uncollectible, which reduce the Allowance; and recoveries of loans and leases that were previously charged off, which increase the Allowance.

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

The Corporation’s Allowance is the accumulation of four components that are calculated based on independent methodologies. All components of the Allowance are based on Management’s estimates. These estimates are summarized earlier in this document under the heading “Critical Accounting Policies, Judgments and Estimates”.

The four components of the Allowance are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of larger classified loans and leases.

•	Historical Charge-Off Component – Applies a rolling, twelve-quarter historical charge-off rate to homogeneous pools of loans and leases.

•

Additional Factors Component – The loan and lease portfolios are divided into homogenous pools with similar characteristics, upon which multiple factors (such as delinquency trends, economic conditions, loan terms, credit grade, state of origination, industry, other relevant information and regulatory environment) are evaluated, resulting in an Allowance amount for each of the pools.

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

Troubled Debt Restructurings (“TDRs”) - The Corporation follows guidance provided by FASB ASC 310-40, “Troubled Debt Restructurings by Creditors” in conjunction with Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies existing guidance used by creditors to determine when a modification represents a concession and enhances the disclosure requirements related to TDRs. The restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Corporation will make the necessary disclosures related to the TDR. In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered to be a TDR. Once a loan or lease has been modified and is considered a TDR, it is reported as an impaired loan or lease. If the loan or lease deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired. Loans and leases that have performed, as modified, for at least six months are reported as TDRs in compliance with modified terms.

Refer to Notes 5C and 5H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s TDRs.

Charge-off Policy - The Corporation’s charge-off policy states that, on a periodic basis, not less often than quarterly, delinquent and non-performing loans that exceed the following limits are considered for charge-off:

•	Open-ended consumer loans exceeding 180 days past due;

•	Closed-ended consumer loans exceeding 120 days past due;

•	All commercial/business purpose loans exceeding 180 days past due; and

•	All leases exceeding 120 days past due.

Any other loan or lease, for which Management has reason to believe the ability to collect is unlikely, and for which sufficient collateral does not exist, is also considered for charge-off.

Refer to Notes 5G in the Notes to Consolidated Financial Statements for more information regarding the Bank’s charge-offs.

Asset Quality and Analysis of Credit Risk

As of June 30, 2012, total non-performing loans and leases increased by $4.0 million, to $18.3 million, representing 1.41% of portfolio loans and leases, as compared to $14.3 million, or 1.11% of portfolio loans and leases as of December 31, 2011. The increase in the non-performing loans and leases of $4.0 million from December 31, 2011 to June 30, 2012 was related to net increases of $2.3 million, $1.4 million, $573 thousand and $599 thousand in nonperforming commercial and industrial, construction, home equity loans and lines and residential mortgage loans, respectively. These increases were partially offset by a $734 thousand decrease in nonperforming commercial mortgage loans. Included in the $18.3 million of nonperforming loans and leases as of June 30, 2012 were a $1.0 million commercial and industrial loan and a $2.4 million construction loan which have both paid off, in full, as of the date of this report. As of June 30, 2012, these two loans were classified as 90 days past due and still accruing.

The Provision for the three months ended June 30, 2012 and 2011 was $1.0 million and $1.9 million, respectively. The decrease in the Provision was primarily due to the reduced charge-off activity, as impairments of non-performing loans declined for the three months ended June 30, 2012, as compared to the same period in 2011. Net charge-offs for the three months ended June 30, 2012 totaled $903 thousand as compared to $1.2 million for the same period in 2011.

The Provision for the six months ended June 30, 2012 and 2011 was $2.0 million and $3.2 million, respectively. The decrease in the Provision was primarily due to the decreased charge-off activity for the six months ended June 30, 2012, as compared to the same period in 2011 as impairments of non-performing loans declined for the six months ended June 30, 2012, as compared to the same period in 2011. Charge-offs for the six months ended June 30, 2012 totaled $1.6 million as compared to $2.1 million for the same period in 2011. As of June 30, 2012, the Allowance of $13.1 million represented 1.01% of portfolio loans and leases, as compared to $12.8 million, or 0.98%, of portfolio loans and leases, as of December 31, 2011.

As of June 30, 2012, the Corporation had OREO valued at $865 thousand, as compared to $549 thousand as of December 31, 2011. The balance as of June 30, 2012, was comprised of five residential properties, three commercial properties and a parcel of undeveloped land. One of the commercial properties, one of the residential properties and the parcel of land were the result of foreclosures that occurred during the three months ended June 30, 2012. All properties are recorded at the lower of cost or fair value less cost to sell.

As of June 30, 2012, the Corporation had $12.3 million of TDRs, of which $8.3 million were in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2011, the Corporation had $11.5 million of TDRs, of which $7.2 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of June 30, 2012, the Corporation had $22.7 million of impaired loans and leases which included $12.3 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2011 totaled $20.0 million, which included $11.5 million of TDRs. Refer to Note 5H in the Notes to Consolidated Financial Statements for more information regarding the Bank’s impaired loans and leases.

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

Non Performing Assets and Related Ratios

(dollars in thousands)	June 30, 2012	December 31, 2011
Non-Performing Assets:
Non-accrual loans and leases	$14,929	$14,315
Loans and leases 90 days or more past due - still accruing	3,376	0

Total non-performing loans and leases	18,305	14,315
Other real estate owned	865	549

Total non-performing assets	$19,170	$14,864

Troubled Debt Restructures (“TDRs”):
TDRs included in non-performing loans	$4,005	$4,300
TDRs in compliance with modified terms	8,302	7,166

Total TDRs	$12,307	$11,466

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	71.8%	89.1%
Non-performing loans and leases to total loans and leases	1.41%	1.11%
Allowance for loan and lease losses to total portfolio loans and leases	1.01%	0.98%
Non-performing assets to total assets	1.03%	0.84%
Period end portfolio loans and leases	$1,296,579	$1,295,392
Allowance for loan and lease losses	$13,140	$12,753

NON-INTEREST INCOME

Three Months Ended June 30, 2012 Compared to the Same Period in 2011

Non-interest income for the three months ended June 30, 2012 was $11.4 million, an increase of $3.2 million from the same period in 2011. Largely contributing to the increase was a $2.1 million increase in fees for Wealth Management services which was attributed to both the May 27, 2011 acquisition of PWMG and the May 15, 2012 acquisition of DTC. Wealth Management assets under management, administration, supervision and brokerage, as of June 30, 2012 totaled $6.3 billion, as compared to $4.9 billion as of June 30, 2011. This increase in Wealth Management assets was largely related to the DTC acquisition, along with organic growth from continued success of strategic initiatives within the division.

Net gain on sale of residential mortgage loans for the three months ended June 30, 2012 was $1.3 million as compared to $656 thousand for the same period in 2011. The 98.8% increase was attributable to a $20.3 million, or 65.5%, increase in residential mortgage loan originations between the periods, coupled with the Corporation’s decision to sell a larger portion of these loans, rather than hold them in portfolio. For the three months ended June 30, 2012, the Corporation sold $44.2 million of residential mortgage loans, representing 86.0% of originations, as compared to $17.2 million, or 55.2% of originations, for the same period in 2011.

Six Months Ended June 30, 2012 Compared to the Same Period in 2011

Non-interest income for the six months ended June 30, 2012 was $21.0 million, an increase of $5.6 million from the same period in 2011. Largely contributing to the increase was a $4.2 million increase in fees for Wealth Management services which was primarily related to the May 2011 acquisition of PWMG, and, to a lesser extent, the May 15, 2012 acquisition of DTC. In addition, organic growth within the division contributed to the boost in revenue between the periods.

Net gain on sale of residential mortgage loans for the six months ended June 30, 2012 was $2.5 million as compared to $1.1 million for the same period in 2011. The 134.7% increase was attributable to a 54.3% increase in residential mortgage loan originations between the periods, coupled with the Corporation’s decision to sell a larger portion of these originated residential mortgage loans, rather than hold them in portfolio. For the six months ended June 30, 2012, the Corporation sold $78.3 million of residential mortgage loans, representing 73.2% of originations, as compared to $31.4 million, or 45.4% of originations, for the same period in 2011.

Partially offsetting the increases in Wealth Management fees and gain on sale of residential mortgages was a $351 thousand decrease in gain on sale of available for sale investment securities for the six months ended June 30, 2012 as compared to the same period in 2011.

The following table presents supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Residential loans held in portfolio	$304.2	$280.1	$304.2	$280.1
Mortgage originations	51.4	31.1	106.8	69.2
Mortgage loans sold:
Servicing retained	42.0	15.0	74.8	28.3
Servicing released	2.2	2.2	3.5	3.1

Total mortgage loans sold	44.2	17.2	78.3	31.4

Percent servicing-retained	94.9%	87.2%	95.5%	90.1%
Percent servicing-released	5.1%	12.8%	4.5%	9.9%
Loans serviced for others	575.5	595.2	575.5	595.2
Mortgage servicing rights (“MSRs”)	4.2	4.7	4.2	4.7
Net gain on sale of loans	1.3	0.7	2.5	1.1
Loan servicing and other fees	0.4	0.5	0.9	1.0
Amortization of MSRs	0.3	0.2	0.5	0.3
Net impairment of MSRs	0.1	0.2	0.0	0.2
Yield on loans sold (includes MSR income)	2.95	3.82	3.16	3.36

The following table details the components of other operating income for the three months ended June 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Merchant interchange fees	$162	$141	$316	$276
Commissions and fees	132	105	256	217
Safe deposit box rentals	98	106	199	208
Insurance commissions	132	101	209	165
Other investment income	121	91	158	129
Title insurance income	27	26	133	71
Rental income	41	31	55	63
Miscellaneous other income	259	173	757	640

Other operating income	$972	$774	$2,083	$1,769

NON-INTEREST EXPENSE

Three Months Ended June 30, 2012 Compared to the Same Period in 2011

Non-interest expense for the three months ended June 30, 2012 was $18.2 million, an increase of $3.4 million, or 22.7%, as compared to the same period in 2011. The increase was partially attributable to the $1.8 million increase in salaries and employee benefits for the three months ended June 30, 2012 as compared to the same period in 2011 primarily related to the increased staffing costs associated with the PWMG and DTC acquisitions, as well as annual salary increases and increased health care costs. Also contributing to the increase in non-interest expense was the $740 thousand increase in due diligence and merger-related expenses for the three months ended June 30, 2012 as compared to the same period in 2011. These due diligence and merger-related expenses were primarily related to the DTC acquisition. Amortization of intangible assets for the three months ended June 30, 2012 increased $294 thousand, or 110.5% as compared to the same period in 2011, as the intangible assets recorded in both the PWMG and DTC acquisitions began to be amortized. Also contributing to the increase in non-interest expense for the three months ended June 30, 2012 as compared to the same period in 2011 was a $527 thousand increase in other expense, as detailed in the table below, with a large portion of the increase accounted for by loan processing costs. These loan processing costs were directly related to the substantially increased volume of residential mortgage loan originations during the three months ended June 30, 2012, as compared to the same period in 2011.

Six Months Ended June 30, 2012 Compared to the Same Period in 2011

Non-interest expense for the six months ended June 30, 2012 was $34.8 million, an increase of $5.7 million, or 19.7%, as compared to the same period in 2011. The increase was partially attributable to the $3.4 million increase in salaries and employee benefits for the six months ended June 30, 2012 as compared to the same period in 2011 primarily related to the increased staffing costs associated with the PWMG and DTC acquisitions, as well as annual salary increases and increased health care costs. Also contributing to the increase in non-interest expense was the $642 thousand increase in due diligence and merger-related expenses for the six months ended June 30, 2012 as compared to the same period in 2011. These due diligence and merger-related expenses were primarily related to the DTC acquisition. Amortization of intangible assets for the six months ended June 30, 2012 increased $642 thousand, or 150.4% as compared to the same period in 2011, as the intangible assets recorded in both the PWMG and DTC acquisitions began to be amortized. Also contributing to the increase in non-interest expense for the six months ended June 30, 2012 as compared to the same period in 2011 was a $975 thousand increase in other expense, as detailed in the table below, with a large portion of the increase accounted for by loan processing and information technology costs. The loan processing costs were directly related to the substantially increased volume of residential mortgage loan originations during the six months ended June 30, 2012, as compared to the same period in 2011, while the increased information technology costs related to increased account volume associated with the newly-acquired customers in both the PWMG acquisition and the DTC acquisition.

Partially offsetting these increases in non-interest expense was a $277 thousand decrease in FDIC insurance costs. The revised formula for calculating the FDIC premium became effective April 1, 2011.

The following table details the components of other operating expenses for the three and six months ended June 30, 2012 and 2011:

Components of other operating expenses:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Information technology	$466	$409	$903	$693
Loan processing	480	264	742	475
Other taxes	318	289	641	574
Temporary help and recruiting	355	155	591	325
Telephone	160	124	314	224
Travel and entertainment	155	132	259	224
Stationary and supplies	134	119	271	233
Postage	108	117	213	217
Director fees	111	97	218	197
Investment portfolio maintenance	63	57	144	127
Dues and subscriptions	78	79	148	147
Insurance	65	61	142	119
Miscellaneous other expense	338	401	831	890

Other operating expense	$2,831	$2,304	$5,417	$4,444

INCOME TAXES

Income tax expense for the three months ended June 30, 2012 was $2.8 million as compared to $2.4 million for the same period in 2011. The effective tax rate for the three months ended June 30, 2012 was 34.4% as compared to 33.0% for the same period in 2011. The slight increase in the effective tax rate for the three months ended June 30, 2012, as compared to the rate for the same period in 2011, was primarily due to a reduction in the capital loss carry-forward benefit recognized and a lower level of tax-free income between periods.

Income tax expense for the six months ended June 30, 2012 was $5.6 million as compared to $4.8 million for the same period in 2011. The effective tax rate for the six months ended June 30, 2012 was 34.6% as compared to 33.5% for the same period in 2011. The slight increase in the effective tax rate for the six months ended June 30, 2012, as compared to the rate for the same period in 2011, was primarily due to a reduction in the capital loss carry-forward benefit recognized and a lower level of tax-free income between periods.

BALANCE SHEET ANALYSIS

Total assets were $1.85 billion as of June 30, 2012, an increase of $80.0 million or 4.51% from $1.77 billion, as of December 31, 2011. Available for sale investments increased $57.6 million, or 21.1%, interest bearing deposits with banks increased $10.9 million, or 19.0%, total deposits increased $44.2 million, or 3.2%, and FHLB advances and other borrowings increased $21.8 million, or 14.8% between the two dates.

The table below compares the portfolio loans and leases outstanding at June 30, 2012 to December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011	Change
			Dollars	Percent
Commercial mortgage	$445,254	$419,130	$26,124	6.2%
Home equity lines & loans	202,676	207,917	(5,241)	(2.5)%
Residential mortgage	304,249	306,478	(2,229)	(0.7)%
Construction	33,815	52,844	(19,029)	(36.0)%
Commercial and industrial	264,116	267,204	(3,088)	(1.2)%
Consumer	15,920	11,429	4,491	39.3%
Leases	30,549	30,390	159	0.5%

Total portfolio loans and leases	1,296,579	1,295,392	1,187	0.1%
Loans held for sale	1,668	1,588	80	5.0%

Total loans and leases	$1,298,247	$1,296,980	$1,267	0.1%

Loans and Leases

Commercial mortgage loans as a percentage of total portfolio loans increased slightly to 34.3% of the total portfolio loans and leases as of June 30, 2012 as compared to the 32.4% as of December 31, 2011. The $26.1 million increase is consistent with the Bank’s ongoing strategy to grow this part of the portfolio in order to capitalize on the unrest in this sector of the market. The Corporation believes there are opportunities to originate high-quality loans on properties with stabilized cash flows, good tenant bases and low tenant rollover risk.

Home equity loans and lines of credit comprised 15.6% of the total portfolio loans and leases as of June 30, 2012, a slight decrease from 16.1% as of December 31, 2011. Home equity loan balances continue to be refinanced into residential mortgage loans given the low-fixed rate environment which has hindered organic growth and offset new originations.

Construction loans comprised 2.6% of the total portfolio loans and leases as of June 30, 2012, down from 4.1% as of December 31, 2011. Balances of construction loans decreased $19.0 million as of June 30, 2012, as compared to December 31, 2011. The 36.0 % decrease was primarily related to two large loan payoffs totaling $20.8 million during the three months ended June 30, 2012.

Residential mortgage loan levels as of June 30, 2012 remained relatively unchanged from December 31, 2011, however, in contrast to our 2011 strategy, the Bank’s strategy for the current year is to sell the majority of newly-originated residential mortgage loans.

Commercial and industrial loans decreased $3.1 million as of June 30, 2012 as compared to December 31, 2011, with balances as a percentage of portfolio loans remaining relatively steady at 20.4%.

Consumer loans increased $4.5 million to $15.9 million, or 1.2% of portfolio loans and leases, as of June 30, 2012 as compared to December 31, 2011.

Leases comprised 2.4% of total portfolio loans and leases as of June 30, 2012, as compared to 2.3%, as of December 31, 2011. The Corporation has begun to see new lease originations outpacing paydowns and charge-offs. The level of charge-offs of leases continues to decline.

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

Cash and Investment Securities

As of June 30, 2012, liquidity remained strong as the Corporation had $57.3 million of cash balances at the Federal Reserve and $11.0 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Available for sale investment securities as of June 30, 2012 totaled $329.9 million, as compared to $272.3 million as of December 31, 2011, as cash inflows from deposit increases and Federal Home Loan Bank borrowings were utilized to fund investment purchases. The $57.6 million increase in available for sale investment securities during the six months ended June 30, 2012 was largely concentrated in the mortgage-related segment of the portfolio, which increased $66.9 million between December 31, 2011 and June 30, 2012. The Corporation remains focused on investments that provide an attractive yield, have strong credit quality and limit extension risk. However, as the nation’s economic recovery continues to be lukewarm and interest rates remain low, the Corporation does not believe it is prudent to extend the average life of the investment portfolio in order to obtain higher-yielding investments.

Deposits and Borrowings

Average total interest-bearing deposits for the three months ended June 30, 2012 were $1.08 billion, an increase of $24.8 million as compared to the same period in 2011. Average total interest-bearing deposits for the six months ended June 30, 2012 were $1.07 billion, an increase of $22.2 million as compared to the same period in 2011. Total deposits as of June 30, 2012 increased $44.2 million from the levels present as of December 31, 2011. Primarily contributing to this increase was a $74.6 million, or 18.9%, increase in money market deposits and a $10.6 million, or 3.2%, increase in non-interest bearing deposits. These increases were partially offset by a $29.8 million, or 45.7%, decrease in wholesale non-maturity deposits, along with a $16.2 million, or 7.7% decline in time deposits between the two dates. Non-interest bearing deposits remained steady, at 23.6% of total deposits as of both June 30, 2012 and December 31, 2011.

Deposits and borrowings as of June 30, 2012 and December 31, 2011 were as follows:

(dollars in millions)	June 30, 2012	December 31, 2011	Change
			Dollars	Percent
Interest bearing checking	$237.1	$233.6	$3.5	1.5%
Money market	468.3	393.7	74.6	18.9%
Savings	133.2	130.6	2.6	2.0%
Wholesale non-maturity deposits	35.4	65.2	(29.8)	(45.7)%
Wholesale time deposits	22.5	23.6	(1.1)	(4.7)%
Time deposits	193.1	209.3	(16.2)	(7.7)%

Interest-bearing deposits	1,089.6	1,056.0	33.6	3.2%
Non-interest-bearing deposits	337.0	326.4	10.6	3.2%

Total deposits	1,426.6	1,382.4	44.2	3.2%
Short-term borrowings	14.7	12.9	1.8	14.0%
FHLB advances and other borrowings	169.6	147.8	21.8	14.7%
Subordinated debentures	22.5	22.5	0	0.0%

Borrowed funds	206.8	183.2	23.6	12.9%

Total deposits and borrowings	$1,633.4	$1,565.6	$67.8	4.3%

Capital

Consolidated shareholder’s equity of the Corporation was $191.3 million or 10.4% of total assets as of June 30, 2012, as compared to $185.9 million or 10.5% of total assets as of December 31, 2011. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
June 30, 2012:
Total (Tier II) capital to risk weighted assets
Corporation	$192,292	14.00%	$137,359	10.00%
Bank	193,903	14.38%	136,883	10.00%
Tier I capital to risk weighted assets
Corporation	156,578	11.40%	82,416	6.00%
Bank	161,189	11.78%	82,130	6.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	156,578	8.87%	88,235	5.00%
Bank	161,189	9.15%	88,118	5.00%
Tangible common equity to tangible assets
Corporation	147,059	8.15%
Bank	151,671	8.43%
December 31, 2011:
Total (Tier II) capital to risk weighted assets
Corporation	$189,447	13.83%	$136,948	10.00%
Bank	196,090	14.37%	136,481	10.00%
Tier I capital to risk weighted assets
Corporation	154,171	11.26%	82,169	6.00%
Bank	160,814	11.78%	81,899	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	154,171	8.97%	85,955	5.00%
Bank	160,814	9.37%	85,854	5.00%
Tangible common equity to tangible assets
Corporation	143,210	8.27%
Bank	149,854	8.67%

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. Neither the Corporation nor the Bank are under any agreement with regulatory authorities, nor is the Corporation aware of any current recommendations by the regulatory authorities, which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Corporation. There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. See “Regulatory Matters and Pending Legislation” under the “Other Information” section below for more information regarding these proposed rules.

Shelf Registration Statement

In April 2012, the Corporation filed a shelf registration statement (the “Shelf Registration Statement”) to replace its 2009 Shelf Registration Statement, which was set to expire in June 2012. This new Shelf Registration Statement allows the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, debt securities, warrants to purchase common stock, stock purchase contracts and units or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, such securities in a dollar amount up to $150,000,000, in the aggregate.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the six months ended June 30, 2012, the Corporation issued 104,600 shares and raised $2.0 million through the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	6/30/2012	% Unused	12/31/2011	% Unused	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$545.7	75.2%	$514.7	78.3%	31.0	6.0%
Federal Reserve Bank of Philadelphia	51.9	100.0%	67.5	100.0%	(15.6)	23.1%
Fed Funds Lines (six banks)	64.0	100.0%	64.0	100.0%	0	0%

	661.6	78.6%	$646.2	81.9%	15.4	2.4%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

The Corporation has amended its agreement with Promontory Interfinancial Network LLC to provide up to $40 million of Insured Network Deposits from broker dealers priced at the effective Federal Funds rate plus 20 basis points. The amendment, which lowered the level of deposits from $60 million to $40 million, became effective during the second quarter of 2012 As of June 30, 2012 and December 31, 2011, the Corporation had deposit balances of $30.4 million and $61.4 million, respectively, from this source, which are reported on the balance sheet as wholesale non-maturity deposits.

The Corporation has an agreement with IDC to provide up to $5 million of money market deposits at an agreed upon rate currently 0.55%. The Corporation had balances $5.2 million and $5.1 million as of June 30, 2012 and December 31, 2011, respectively, under this program which are reported on the balance sheet as wholesale non-maturity deposits.

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

The Wealth Management segment, as discussed in the Non-Interest Income section of Management’s Discussion and Analysis of Results of Operation and Financial Condition recorded a pre-tax segment profit (“PTSP”) of $2.5 million for the three months ended June 30, 2012, as compared to PTSP of $1.7 million for the same period in 2011. The Wealth Management segment provided 30.6% and 24.1% of the Corporation’s pre-tax profit for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, the Wealth Management segment provided PTSP of $4.4 million as compared to PTSP of $3.2 million for the same period in 2011. The Wealth Management segment provided 27.7% and 22.1% of the Corporation’s pre-tax profit for the six months ended June 30, 2012 and 2011, respectively. The increases in PTSP for the Wealth Management segment for the three and six month periods ended June 30, 2012, as compared to the same periods in 2011 are the result of the acquisition of PWMG and, to a lesser extent, DTC.

The Banking Segment, which accounts for the majority of the Corporation’s operations and is discussed throughout this report, recorded a PTSP of $5.6 million for the three months ended June 30, 2012, as compared to $5.4 million for the same period in 2011. The Banking segment provided 75.2% and 79.1% of the Corporation’s pre-tax profit for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, the Banking segment provided PTSP of $11.6 million as compared to PTSP of $11.2 million for the same period in 2011. The Banking segment provided 72.3% and 77.9% of the Corporation’s pre-tax profit for the six months ended June 30, 2012 and 2011, respectively.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2012 were $358.1 million, as compared to $353.0 million at December 31, 2011.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2012 amounted to $22.3 million, as compared to $20.5 million at December 31, 2011.

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

Contractual Cash Obligations of the Corporation as of June 30, 2012:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$1,175.6	$1,175.6	$0	$0	$0
Wholesale and time deposits	250.9	199.7	40.0	8.6	2.6
Subordinated debentures	22.5	0	0	0	22.5
Short-term borrowings	14.7	14.7	0	0	0
FHLB advances and other borrowings	169.6	54.9	37.8	53.7	23.2
Operating leases	40.7	2.3	4.2	4.0	30.2
Purchase obligations	10.3	2.7	4.6	2.1	0.9
Non-discretionary pension contributions	0.3	0.3	0	0	0

Total	$1,684.6	$1,450.2	$86.6	$68.4	$79.4

Other Information

Regulatory Matters and Pending Legislation

On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Corporation and the Bank under the proposals would be:

(i)	a new common equity Tier 1 capital ratio of 4.5%;

(ii)	a Tier 1 capital ratio of 6% (increased from 4%);

(iii)	a total capital ratio of 8% (unchanged from current rules); and

(iv)	a Tier 1 leverage ratio of 4% for all institutions.

The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios:

(i)	a common equity Tier 1 capital ratio of 7.0%;

(ii)	a Tier 1 capital ratio of 8.5%; and

(iii)	a total capital ratio of 10.5%.

The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”

(i)	a new common equity Tier 1 capital ratio of 6.5%;

(ii)	a Tier 1 capital ratio of 8% (increased from 6%);

(iii)	a total capital ratio of 10% (unchanged from current rules); and

(iv)	a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses:

(i)	proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act;

(ii)	revisions to recognition of credit risk mitigation;

(iii)	rules for risk weighting of equity exposures and past due loans;

(iv)	revised capital treatment for derivatives and repo-style transactions; and

(v)	disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

The Dodd-Frank Act expanded the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminated risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implemented a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revised the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011.

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

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	the downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	results of examinations by the Federal Reserve Board, including the possibility that the Federal Reserve Board may, among other things, require us to increase our Allowance or to write down assets;

•	changes in accounting requirements or interpretations;

•	changes in existing statutes, regulatory guidance, legislation or judicial decisions that adversely affect our business, including changes in federal income tax or other tax regulations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the second quarter of 2012 (1):

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2012 – April 30, 2012	—	$—	—	195,705
May 1, 2012 – May 31, 2012	—	$—	—	195,705
June 1, 2012 – June 30, 2012	—	$—	—	195,705

Total	—	$—	—	195,705

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

There were no share repurchases made by the Corporation during the second quarter of 2012. As of June 30, 2012, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description and References

2.1	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

2.2	Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.3	Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.4	Stock Purchase Agreement, dated as of February 3, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on February 7, 2012

2.5	Purchase and Assumption Agreement, dated as of April 27, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 2, 2012

2.6	Amendment to Stock Purchase Agreement, dates as of May 15, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 18, 2012

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

Exhibit No.	Description and References

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.3*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.4*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.7*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.8**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.9**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.10*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.16**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.17*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.18*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

Exhibit No.	Description and References

10.19	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.20**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.21	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.22	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.23	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.24	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.25*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between The Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.26*	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.27	Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, filed with the SEC on Form 8-K filed with the SEC on October 4, 2011

10.28	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

10.29	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.33 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, furnished herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, furnished herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, furnished herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, furnished herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, furnished herewith

Exhibit No.	Description and References

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

Bryn Mawr Bank Corporation

Date: August 9, 2012	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: August 9, 2012	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

(These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liabilities under these Sections.)