Form 10-Q
period 2012-09-30
BRYN MAWR BANK CORP
filed 2012-11-09
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of

the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Common Stock, par value $1	13,399,313

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

(dollars in thousands)	(unaudited) September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$13,526	$11,771
Interest bearing deposits with banks	23,559	57,369

Cash and cash equivalents	37,085	69,140
Investment securities available for sale, at fair value (amortized cost of $310,973 and $271,065 as of September 30, 2012 and December 31, 2011 respectively)	316,644	273,822
Trading securities	1,399	1,436
Loans held for sale	3,420	1,588
Portfolio loans and leases	1,313,713	1,295,392
Less: Allowance for loan and lease losses	(13,638)	(12,753)

Net portfolio loans and leases	1,300,075	1,282,639
Premises and equipment, net	29,238	29,328
Accrued interest receivable	5,963	6,061
Deferred income taxes	11,478	13,845
Mortgage servicing rights	4,257	4,041
Bank owned life insurance	19,765	19,434
FHLB stock	10,717	11,588
Goodwill	29,588	24,689
Intangible assets	22,351	18,014
Other investments	4,438	4,107
Other assets	18,111	13,641

Total assets	$1,814,529	$1,773,373

Liabilities
Deposits:
Non-interest-bearing	$327,214	$326,409
Interest-bearing	1,071,335	1,055,960

Total deposits	1,398,549	1,382,369

Short-term borrowings	19,029	12,863
FHLB advances and other borrowings	155,416	147,795
Subordinated debentures	15,000	22,500
Accrued interest payable	982	1,592
Other liabilities	24,298	21,875

Total liabilities	1,613,274	1,588,994

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,389,289 and 16,103,981 shares as of September 30, 2012 and December 31, 2011, respectively, and outstanding of 13,399,635 and 13,106,353 as of September 30, 2012 and December 31, 2011, respectively	16,389	16,104
Paid-in capital in excess of par value	88,744	84,425
Less: Common stock in treasury at cost – 2,989,654 and 2,997,628 shares as of September 30, 2012 and December 31, 2011, respectively	(30,924)	(31,027)
Accumulated other comprehensive loss, net of tax benefit	(8,655)	(11,365)
Retained earnings	135,701	126,242

Total shareholders’ equity	201,255	184,379

Total liabilities and shareholders’ equity	$1,814,529	$1,773,373

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2012	2011	2012	2011
Interest income:
Interest and fees on loans and leases	$17,027	$17,471	$51,233	$51,705
Interest on cash and cash equivalents	34	29	86	88
Interest on investment securities:
Taxable	937	1,132	3,088	3,475
Non-taxable	56	16	139	203
Dividends	27	43	95	365

Total interest income	18,081	18,691	54,641	55,836

Interest expense on:
Deposits	937	1,493	3,128	4,434
Short-term borrowings	5	7	14	19
FHLB advances and other borrowings	918	968	2,808	2,787
Subordinated debentures	270	279	852	835
Junior subordinated debentures	0	271	0	814

Total interest expense	2,130	3,018	6,802	8,889

Net interest income	15,951	15,673	47,839	46,947
Provision for loan and lease losses	1,000	1,828	3,003	5,032

Net interest income after provision for loan and lease losses	14,951	13,845	44,836	41,915
Non-interest income:
Fees for wealth management services	7,993	6,098	21,433	15,363
Service charges on deposits	634	646	1,823	1,841
Loan servicing and other fees	432	449	1,303	1,370
Net gain on sale of residential mortgage loans	1,837	764	4,311	1,818
Net gain on sale of available for sale securities	416	343	1,132	1,410
Net loss (gain) on sale of other real estate owned (“OREO”)	(45)	70	(86)	(59)
Bank owned life insurance (“BOLI”) income	108	115	331	348
Other operating income	873	779	2,969	2,497

Total non-interest income	12,248	9,264	33,216	24,588
Non-interest expenses:
Salaries and wages	8,703	7,639	24,283	20,680
Employee benefits	1,903	1,674	6,086	5,000
Occupancy and bank premises	1,488	1,225	4,258	3,752
Furniture, fixtures, and equipment	935	865	2,766	2,571
Advertising	267	204	946	909
Amortization of mortgage servicing rights	243	197	718	524
Net (recovery) impairment of mortgage servicing rights	105	468	82	672
Amortization of intangible assets	669	541	1,738	968
FDIC insurance	262	238	715	968
Due diligence and merger-related expenses	316	135	1,439	616
Professional fees	609	516	1,837	1,664
Other operating expenses	3,389	1,970	8,944	6,666

Total non-interest expenses	18,889	15,672	53,812	44,990
Income before income taxes	8,310	7,437	24,240	21,513
Income tax expense	2,885	2,207	8,397	6,915

Net income	$5,425	$5,230	$15,843	$14,598

Basic earnings per common share	$0.41	$0.41	$1.21	$1.16
Diluted earnings per common share	$0.41	$0.41	$1.20	$1.16
Dividends declared per share	$0.16	$0.15	$0.48	$0.45

Weighted-average basic shares outstanding	13,149,050	12,862,382	13,067,551	12,578,460
Dilutive shares	146,377	36,306	133,799	35,080

Adjusted weighted-average diluted shares	13,295,427	12,898,688	13,201,350	12,613,540

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011

Net income	$5,425	$5,230	$15,843	$14,598

Other comprehensive income (loss):
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $312, $173, $1,416 and $1,002, respectively	578	321	2,630	1,861
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $146, $120, $396 and $494, respectively	(270)	(223)	(736)	(916)

Unrealized investment gains (losses), net of tax expense (benefit) of $166, $53, $1,020 and $508, respectively	308	98	1,894	945
Change in unfunded pension liability, net of tax expense of $146, $123, $438 and $369, respectively	272	228	816	685

Total other comprehensive income	580	326	2,710	1,630

Total comprehensive income	$6,005	$5,556	$18,553	$16,228

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Operating activities:
Net Income	$15,843	$14,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,003	5,032
Provision for depreciation and amortization	4,894	4,043
Net gain on sale of available for sale securities	(1,132)	(1,410)
Net gain on sale of residential mortgages	(4,311)	(1,818)
Stock based compensation cost	1,019	600
Amortization and net impairment of mortgage servicing rights	800	1,196
Net accretion of fair value adjustments	(979)	(1,553)
Amortization of intangible assets	1,738	968
Impairment of other real estate owned (“OREO”)	0	127
Loss on sale of OREO	86	59
Net increase in cash surrender value of bank owned life insurance (“BOLI”)	(331)	(348)
Other, net	(940)	(716)
Loans originated for resale	(132,642)	(59,434)
Proceeds from loans sold	134,105	60,756
Provision for deferred income taxes	(433)	(78)
Change in income taxes payable/receivable	3,976	1,274
Change in accrued interest receivable	98	395
Change in accrued interest payable	(610)	(868)

Net cash provided by operating activities	24,184	22,823

Investing activities:
Purchases of investment securities	(180,744)	(150,510)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	33,379	25,132
Proceeds from sale of investment securities available for sale	31,714	70,799
Proceeds from redemptions of FHLB stock	871	2,029
Proceeds from calls of investment securities	67,692	96,400
Net change in other investments	(331)	(36)
Net portfolio loan and lease originations	(19,809)	(85,145)
Purchases of premises and equipment	(1,890)	(2,196)
Acquisitions, net of cash acquired	(7,845)	(13,367)
Capitalize costs to OREO	(61)	0
Proceeds from sale of OREO	565	2,045

Net cash used by investing activities	(76,459)	(54,849)

Financing activities:
Change in deposits	16,440	10,159
Change in short-term borrowings	6,166	12,484
Dividends paid	(6,384)	(5,714)
Change in FHLB advances and other borrowings	7,956	(19,171)
Change in subordinated debt	(7,500)	0
Tax benefit from exercise of stock options	107	141
Proceeds from issuance of common stock	2,072	6,789
Proceeds from exercise of stock options	1,363	966

Net cash provided by financing activities	20,220	5,654

Change in cash and cash equivalents	(32,055)	(26,372)
Cash and cash equivalents at beginning of period	69,140	89,484

Cash and cash equivalents at end of period	$37,085	$63,112

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$4,758	$5,506
Interest	7,412	9,757

Supplemental cash flow information:
Available for sale securities sold, not settled	$5,577	$0
Change in other comprehensive income	4,168	2,507
Change in deferred tax due to change in comprehensive income	1,458	877
Transfer of loans to other real estate owned	453	1,005
Issuance of shares and options for acquisitions	0	6,661
Acquisition of noncash assets and liabilities:
Assets acquired	12,078	18,411
Liabilities assumed	6,161	0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Nine Months Ended September 30, 2012
(dollars in thousands, except share information)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance December 31, 2011	16,103,981	$16,104	$84,425	$(29,833)	$(11,365)	$126,582	$185,913
Cumulative effect of correction of immaterial accounting error	0	0	0	(1,194)	0	(340)	(1,534)

Adjusted balance, December 31, 2011	16,103,981	16,104	84,425	(31,027)	(11,365)	126,242	184,379
Net income	0	0	0	0	0	15,843	15,843
Dividends declared, $0.48 per share	0	0	0	0	0	(6,384)	(6,384)
Other comprehensive income, net of tax expense of $1,458	0	0	0	0	2,710	0	2,710
Stock based compensation	0	0	1,019	0	0	0	1,019
Tax benefit from gains on stock option exercise	0	0	107	0	0	0	107
Retirement of treasury stock	0	0	0	103	0	0	103
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	106,737	107	1,965	0	0	0	2,072
Share-based awards and options exercises	178,571	178	1,228	0	0	0	1,406

Balance September 30, 2012	16,389,289	$16,389	$88,744	$(30,924)	$(8,655)	$135,701	$201,255

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2011 Annual Report on Form 10-K (the “2011 Annual Report”).

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Correction of an Immaterial Accounting Error

In September 2012, the Corporation identified an immaterial accounting error related to two of its deferred compensation plans. The provisions of the deferred compensation plans enabled certain executives and directors to have bonus payments and director’s fees deferred, and allowed the participants to direct the investment of these deferred amounts. One of the investment choices offered to the participants was the Corporation’s common stock, and this stock, along with the participants’ other investment choices, were placed in a trust which was owned by the Corporation. The carrying value of this trust was periodically adjusted to reflect changes in its fair market value. The portion of this trust comprised of the Corporation’s common stock was incorrectly reported as an asset on the Corporation’s balance sheet. The stock held in the trust should have been classified as treasury stock and reported in the shareholders’ equity section of the Corporation’s balance sheet, at cost.

The resulting corrections involved adjustments to assets and shareholders’ equity, as well as adjustments to other operating expense, as changes in the fair market value of the Corporation’s common stock held in the trust are charged to deferred compensation expense, a component of other operating expense.

In addition to the reclassification between assets and shareholders’ equity, there were immaterial reclassifications within assets related to the deferred compensation trust and other trusts that had previously been classified as other assets and other investments and are now classified as trading securities and available-for-sale investment securities. An immaterial reclassification to interest income on investment securities was related to this reclassification of investments. All periods presented in the tables accompanying this report have been revised to reflect these corrections.

The following tables detail the revisions to the previously reported information:

	For the Three Months Ended September 30, 2011
(dollars in thousands, except per share data)	Revised Amount	Originally Reported Amount	Adjustment
Interest on investment securities – taxable	$1,132	$1,113	$19
Other operating income	$779	$791	$(12)
Other operating expense	$1,970	$2,284	$(314)

Income before income taxes	$7,437	$7,117	$320
Income tax expense	$2,207	$2,095	$112

Net income	$5,230	$5,022	$208

Weighted-average basic shares outstanding	12,862,382	12,948,979	(86,597)
Weighted-average diluted shares outstanding	12,898,688	12,985,285	(86,597)
Basic earnings per common share	$0.41	$0.39	$0.02
Diluted earnings per common share	$0.41	$0.39	$0.02

	For the Nine Months Ended September 30, 2011
(dollars in thousands, except per share data)	Revised Amount	Originally Reported Amount	Adjustment
Interest on investment securities – taxable	$3,475	$3,388	$87
Other operating income	$2,497	$2,560	$(63)
Other operating expense	$6,666	$6,727	$(61)

Income before income taxes	$21,513	$21,428	$85
Income tax expense	$6,915	$6,885	$30

Net income	$14,598	$14,543	$55

Weighted-average basic shares outstanding	12,578,460	12,664,704	(86,244)
Weighted-average diluted shares outstanding	12,613,540	12,699,784	(86,244)
Basic earnings per common share	$1.16	$1.15	$0.01
Diluted earnings per common share	$1.16	$1.15	$0.01

	As of December 31,2011
(dollars in thousands)	Revised Amount	Originally Reported Amount	Adjustment
Investment securities available for sale, at fair value	$273,822	$272,317	$1,505
Investment securities available for sale, at amortized cost	$271,065	$269,611	$1,454
Trading securities	$1,436	$0	$1,436
Deferred income taxes	$13,845	$13,662	$183
Other investments	$4,107	$5,612	$(1,505)
Other assets	$13,641	$16,794	$(3,153)
Retained earnings	$126,242	$126,582	$(340)
Common stock held in treasury, at cost	$31,027	$29,833	$1,194
Shares of common stock held in treasury	2,997,628	2,909,542	88,086

For the three and six months ended June 30, 2012 and the three months ended March 31, 2012, there were immaterial adjustments to net income.

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

The acquisition of DTC was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill. The Corporation allocated the total balance of goodwill to its Wealth Management segment. The Corporation also recorded an intangible asset for customer relationships, which will be amortized over a ten-year period using a straight-line method, an intangible asset for restrictive covenant agreements, which will be amortized over a five-year period using a straight-line method and an intangible asset for trade name which will not be amortized.

As of September 30, 2012, the Corporation finalized its fair value estimates related to the acquisition of DTC.

In connection with the DTC acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash paid at closing	$7,350
Contingent payment liability	3,150

Value of consideration	10,500
Assets acquired:
Cash operating accounts	1,433
Other assets	201
Intangible asset – customer relationships	3,720
Intangible asset – noncompetition agreements	1,385
Intangible asset – brand	970
Premises and equipment	117
Deferred tax asset	785

Total assets	8,611
Liabilities assumed:
Deferred tax liability	2,125
Miscellaneous liabilities	885

Total liabilities	3,010
Net assets acquired	5,601

Goodwill resulting from acquisition of DTC	$4,899

Regarding the acquisition of DTC, the following table details the effect on goodwill of the changes in estimates of the fair values of the assets acquired and liabilities assumed from the amounts originally reported on the Form 10-Q for the quarter ended June 30, 2012:

Goodwill resulting from the acquisition of DTC reported on Form 10-Q for the quarter ended June 30, 2012	$5,064
Effect of adjustments to:
Intangible asset – customer relationships	(165)

Adjusted goodwill resulting from the acquisition of DTC as of September 30, 2012	$4,899

Private Wealth Management Group of the Hershey Trust Company

The acquisition of the Private Wealth Management Group (“PWMG”) of the Hershey Trust Company (“HTC”) by the Corporation was completed on May 27, 2011. In addition to cash paid at closing, cash was placed in escrow to be released in three equal installments, each of which is not to exceed one-third of the amount indicated in the table below, on the 6-, 12- and 18-month anniversaries of February 17, 2011, subject to certain post-closing contingencies relating to the assets under management. As of September 30, 2012, all escrowed funds have been released.

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

	Three Months Ended September 30,		Nine months Ended September 30,
(dollars in thousands except per share data)	2012	2011	2012	2011
Numerator:
Net income available to common shareholders	$5,425	$5,230	$15,843	$14,598

Denominator for basic earnings per share – weighted average shares outstanding	13,149,050	12,862,382	13,067,551	12,578,460
Effect of dilutive common shares	146,377	36,306	133,799	35,080

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	13,295,427	12,898,688	13,201,350	12,613,540

Basic earnings per share	$0.41	$0.41	$1.21	$1.16
Diluted earnings per share	$0.41	$0.41	$1.20	$1.16
Antidilutive shares excluded from computation of average dilutive earnings per share	227,139	996,404	349,649	987,242

4. Investment Securities

The amortized cost and estimated fair value of available for sale investment securities are as follows:

As of September 30, 2012

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$83,472	$907	$(25)	$84,354
Obligations of state & political subdivisions	19,240	218	(13)	19,445
Mortgage-backed securities	125,573	3,845	(7)	129,411
Collateralized mortgage obligations	65,168	542	(89)	65,621
Other investments	17,520	293	0	17,813

Total	$310,973	$5,805	$(134)	$316,644

As of December 31, 2011

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$104,252	$397	$(79)	$104,570
Obligations of state & political subdivisions	8,210	158	(2)	8,366
Mortgage-backed securities	95,713	2,160	(39)	97,834
Collateralized mortgage obligations	32,418	251	(46)	32,623
Other investments	30,472	264	(307)	30,429

Total	$271,065	$3,230	$(473)	$273,822

The following table shows the amount of available for sale investment securities that were in an unrealized loss position:

As of September 30, 2012

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$11,438	$(25)	$0	$0	$11,438	$(25)
Obligations of state & political subdivisions	4,408	(13)	0	0	4,408	(13)
Mortgage-backed securities	5,257	(7)	0	0	5,257	(7)
Collateralized mortgage obligations	16,987	(89)	0	0	16,987	(89)

Total	$38,090	$(134)	$0	$0	$38,090	$(134)

The following table shows the amount of available for sale investment securities that were in an unrealized loss position:

As of December 31, 2011

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$23,457	$(79)	$0	$0	$23,457	$(79)
Obligations of state & political subdivisions	620	(2)	0	0	620	(2)
Mortgage-backed securities	7,696	(22)	4,886	(17)	12,582	(39)
Collateralized mortgage obligations	7,440	(46)	0	0	7,440	(46)

Other investments	15,596	(307)	0	0	15,596	(307)

Total	$54,809	$(456)	$4,886	$(17)	$59,695	$(473)

Management evaluates the Corporation’s available for sale investment securities that are in an unrealized loss position in order to determine if the decline in market value is other than temporary. The available for sale investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All fixed income investment securities in the Corporation’s available for sale investment portfolio are rated as investment grade. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers. Management does not believe that these unrealized losses are other-than-temporary. The Corporation does not have the intent to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely than not that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

As of September 30, 2012 and December 31, 2011, securities having market values of $121.9 million and $135.3 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment securities as of September 30, 2012 and December 31, 2011, by contractual maturity, are shown below:

	September 30, 2012		December 31,2011
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,166	$6,170	$900	$900
Due after one year through five years	27,916	28,122	54,046	54,349
Due after five years through ten years	49,913	50,237	48,210	48,354
Due after ten years	22,982	23,552	26,233	26,353
Mortgage-related securities*	190,741	195,032	128,131	130,457

Total maturing investments	297,718	303,113	257,519	260,413
Bond mutual funds and other non-maturity investments	13,255	13,531	13,546	13,409

Total	$310,973	$316,644	$271,065	$273,822

*	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2012 and December 31, 2011, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

5. Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	September 30, 2012	December 31, 2011
Loans held for sale	$3,420	$1,588

Real estate loans:
Commercial mortgage	$472,354	$419,130
Home equity lines and loans	195,315	207,917
Residential mortgage	301,054	306,478
Construction	22,161	52,844

Total real estate loans	990,884	986,369
Commercial and industrial	274,351	267,204
Consumer	17,342	11,429
Leases	31,136	30,390

Total portfolio loans and leases	1,313,713	1,295,392

Total loans and leases	$1,317,133	$1,296,980

Loans with predetermined rates	$642,271	$608,490
Loans with adjustable or floating rates	674,862	688,490

Total loans and leases	$1,317,313	$1,296,980

Net deferred loan origination costs included in the above loan table	$437	$563

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Minimum lease payments receivable	$35,348	$34,143
Unearned lease income	(5,686)	(5,080)
Initial direct costs and deferred fees	1,474	1,327

Total	$31,136	$30,390

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	September 30, 2012	December 31, 2011
TDRs included in nonperforming loans and leases	$3,740	$4,300
TDRs in compliance with modified terms	8,379	7,166

Total TDRs	$12,119	$11,466

The following table presents information regarding loan and lease modifications categorized as Troubled Debt Restructurings for the three and nine months ended September 30, 2012:

	For the Three Months Ended September 30, 2012
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	0	$0	$0
Home equity lines and loans	1	249	249
Commercial and industrial	0	0	0
Leases	2	29	29

Total	3	$278	$278

	For the Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	4	$1,364	$1,392
Home equity lines and loans	3	712	723
Commercial and industrial	1	39	39
Leases	7	70	70

Total	15	$2,185	$2,224

The following table presents information regarding the types of loan and lease modifications made for the three and nine months ended September 30, 2012:

	Number of Contracts for the Three Months Ended September 30, 2012
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change with Interest-Only Period	Contractual Payment Reduction (Leases only)
Residential mortgage	0	0	0	0	0
Home equity lines and loans	0	0	1	0	0
Commercial and industrial	0	0	0	0	0
Leases	0	0	0	0	2

Total	0	0	1	0	2

	Number of Contracts for the Nine Months Ended September 30, 2012
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change with Interest-Only Period	Contractual Payment Reduction (Leases only)
Residential mortgage	0	2	2	0	0
Home equity lines and loans	1	0	2	0	0
Commercial and industrial	0	0	1	0	0
Leases	0	0	0	0	7

Total	1	2	5	0	7

During the three and nine months ended September 30, 2012, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

D. Non-Performing Loans and Leases(1)

(dollars in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans and leases:
Commercial mortgage	$488	$1,043
Home equity lines and loans	2,483	2,678
Residential mortgage	3,674	3,228
Construction	3,678	4,901
Commercial and industrial	3,454	2,305
Consumer	19	5
Leases	50	155

Total nonperforming loans and leases	$13,846	$14,315

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $364 thousand and $1.5 million of purchased credit-impaired loans as of September 30, 2012 and December 31, 2011, respectively, which became non-performing subsequent to acquisition.

E. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Bank applies ASC 310-30 to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Outstanding principal balance	$18,781	$22,749
Carrying amount(1)	11,928	13,991

(1)	Includes $462 thousand and $678 thousand purchased credit-impaired loans as of September 30, 2012 and December 31, 2011, respectively, for which the Bank could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $364 thousand and $1.5 million of purchased credit-impaired loans as of September 30, 2012 and December 31, 2011, respectively, that subsequently became non-performing, which are disclosed in Note 5D, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Bank applies ASC 310-30, for the nine months ended September 30, 2012:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2011	$9,537
Accretion	(983)
Reclassifications from nonaccretable difference	432
Additions	430
Disposals	(1,295)

Balance, September 30, 2012	$8,121

F. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases
As of September 30, 2012
Commercial mortgage	$556	$209	$649	$1,414	$470,940	$472,354
Home equity lines and loans	193	122	1,561	1,876	193,439	195,315
Residential mortgage	1,248	366	1,648	3,262	297,792	301,054
Construction	0	0	3,678	3,678	18,483	22,161
Commercial and industrial	101	193	2,631	2,925	271,426	274,351
Consumer	10	9	14	33	17,309	17,342
Leases	61	19	23	103	31,033	31,136

	$2,169	$918	$10,204	$13,291	$1,300,422	$1,313,713

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases
As of December 31, 2011
Commercial mortgage	$193	$171	$1,311	$1,675	$417,455	$419,130
Home equity lines and loans	330	199	2,235	2,764	205,153	207,917
Residential mortgage	1,455	907	1,856	4,218	302,260	306,478
Construction	0	0	4,853	4,853	47,991	52,844
Commercial and industrial	279	1,513	2,089	3,881	263,323	267,204
Consumer	33	0	4	37	11,392	11,429
Leases	156	75	145	376	30,014	30,390

	$2,446	$2,865	$12,493	$17,804	$1,277,588	$1,295,392

G. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Corporation’s allowance for loan and lease losses, by loan category, for the three and nine months ended September 30, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2012	$3,384	$1,749	$1,636	$1,112	$3,789	$180	$535	$755	$13,140
Charge-offs	0	(315)	(18)	(197)	0	(19)	(69)	0	(618)
Recoveries	4	0	0	0	25	1	86	0	116
Provision for loan and lease losses	235	244	3	109	766	38	(85)	(310)	1,000

Balance, September 30, 2012	$3,623	$1,678	$1,621	$1,024	$4,580	$200	$467	$445	$13,638

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2011	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753
Charge-offs	(235)	(328)	(188)	(896)	(409)	(61)	(300)	0	(2,417)
Recoveries	4	0	0	0	91	5	199	0	299
Provision for loan and lease losses	689	299	217	536	1,082	137	36	7	3,003

Balance, September 30, 2012	$3,623	$1,678	$1,621	$1,024	$4,580	$200	$467	$445	$13,638

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses for the three and nine months ended September 30, 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2011	$2,571	$1,476	$1,246	$1,409	$3,619	$129	$638	$253	$11,341
Charge-offs	(599)	(56)	(159)	(812)	(1)	(7)	(183)	0	(1,817)
Recoveries	0	20	0	0	130	0	152	0	302
Provision for loan and lease losses	791	94	90	812	(103)	9	(11)	146	1,828

Balance, September 30, 2011	$2,763	$1,534	$1,177	$1,409	$3,645	$131	$596	$399	$11,654

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2010	$2,534	$1,563	$843	$633	$3,565	$115	$766	$256	$10,275
Charge-offs	(827)	(506)	(271)	(1,172)	(492)	(76)	(840)	0	(4,184)
Recoveries	0	20	0	0	133	5	373	0	531
Provision for loan and lease losses	1,056	457	605	1,948	439	87	297	143	5,032

Balance, September 30, 2011	$2,763	$1,534	$1,177	$1,409	$3,645	$131	$596	$399	$11,654

The following table details the allocation of the allowance for loan and lease losses by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of September 30, 2012
Allowance on loans and leases:
Individually evaluated for impairment	$0	$203	$229	$698	$771	$19	$0	$0	$1,920
Collectively evaluated for impairment	3,614	1,475	1,392	319	3,809	181	467	445	11,702
Purchased credit- impaired(1)	9	0	0	7	0	0	0	0	16

Total	$3,623	$1,678	$1,621	$1,024	$4,580	$200	$467	$445	$13,638

As of December 31, 2011
Allowance on loans and leases:
Individually evaluated for impairment	$0	$75	$358	$640	$248	$0	$0	$0	$1,321
Collectively evaluated for impairment	3,153	1,632	1,234	741	3,568	119	532	438	11,417
Purchased credit- impaired(1)	12	0	0	3	0	0	0	0	15

Total	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of September 30, 2012
Carrying value of loans and leases:
Individually evaluated for impairment	$343	$2,879	$9,700	$4,995	$3,701	$19	$0	$21,637
Collectively evaluated for impairment	461,633	192,409	291,080	16,195	270,372	17,323	31,136	1,280,148
Purchased credit-impaired(1)	10,378	27	274	971	278	0	0	11,928

Total	$472,354	$195,315	$301,054	$22,161	$274,351	$17,342	$31,136	$1,313,713

As of December 31, 2011
Carrying value of loans and leases:
Individually evaluated for impairment	$0	$2,714	$8,146	$6,062	$2,393	$5	$0	$19,320
Collectively evaluated for impairment	407,095	205,172	298,018	45,696	264,286	11,424	30,390	1,262,081
Purchased credit-impaired(1)	12,035	31	314	1,086	525	0	0	13,991

Total	$419,130	$207,917	$306,478	$52,844	$267,204	$11,429	$30,390	$1,295,392

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to allocate the allowance for loan and lease losses as of September 30, 2012 and December 31, 2011:

	Credit Risk Profile by Internally Assigned Grade
	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Pass	$462,604	$414,250	$14,219	$38,367	$263,571	$260,050	$740,394	$712,667
Special Mention	2,985	1,932	1,317	3,704	5,584	1,459	9,886	7,095
Substandard	6,765	2,948	6,625	10,521	5,196	5,523	18,586	18,992
Doubtful(1)	0	0	0	252	0	172	0	424

Total	$472,354	$419,130	$22,161	$52,844	$274,351	$267,204	$768,866	$739,178

(1)	Loans balances classified as “Doubtful” have been reduced by partial charge-offs, and are carried at their net realizable value.

Credit Risk Profile by Payment Activity
	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Performing	$297,380	$303,250	$192,832	$205,239	$17,323	$11,424	$31,086	$30,235	$538,621	$550,148
Non-performing	3,674	3,228	2,483	2,678	19	5	50	155	6,226	6,066

Total	$301,054	$306,478	$195,315	$207,917	$17,342	$11,429	$31,136	$30,390	$544,847	$556,214

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended September 30, 2012
Impaired loans with related allowance:
Home equity lines and loans	$1,152	$1,210	$203	$1,211	$0	$0
Residential mortgage	1,708	1,716	229	1,716	7	0
Construction	3,678	3,694	698	5,313	0	0
Commercial and industrial	2,856	2,869	771	2,875	3	0
Consumer	19	21	19	21	0	0
Total	$9,413	$9,510	$1,920	$11,136	$10	$0

Impaired loans without related allowance(1) (3):
Commercial mortgage	$343	$364	$0	$364	$0	$0
Home equity lines and loans	1,727	1,795	0	2,050	1	0
Residential mortgage	7,992	8,311	0	8,324	68	0
Construction	1,317	1,317	0	1,446	15	0
Commercial and industrial	845	845	0	846	3	0

Total	$12,224	$12,632	$0	$13,030	$87	$0

Grand total	$21,637	$22,142	$1,920	$24,166	$97	$0

(1)	The table above does not include the recorded investment of $223 thousand of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5E, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the nine months ended September 30, 2012
Impaired loans with related allowance:
Home equity lines and loans	$1,152	$1,210	$203	$1,211	$0	$0
Residential mortgage	1,708	1,716	229	1,718	22	0
Construction	3,678	3,694	698	5,444	0	0
Commercial and industrial	2,856	2,869	771	2,877	12	0
Consumer	19	21	19	23	0	0
Total	$9,413	$9,510	$1,920	$11,273	$34	$0

Impaired loans without related allowance(1) (3):
Commercial mortgage	$343	$364	$0	$364	$4	$0
Home equity lines and loans	1,727	1,795	0	2,042	3	0
Residential mortgage	7,992	8,311	0	8,231	204	0
Construction	1,317	1,317	0	1,376	44	0
Commercial and industrial	845	845	0	846	10	0

Total	$12,224	$12,632	$0	$12,859	$265	$0

Grand total	$21,637	$22,142	$1,920	$24,132	$299	$0

(1)	The table above does not include the recorded investment of $223 thousand of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5E, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended September 30, 2011
Impaired loans with related allowance:
Commercial mortgage	$160	$158	$1	$158	$0	$0
Home equity lines and loans	2,437	2,489	18	2,493	1	0
Residential mortgage	7,476	7,569	197	7,597	66	0
Construction	5,973	7,162	636	7,613	14	0
Commercial and industrial	2,443	2,981	127	3,053	7	0

Total	$18,489	$20,359	$979	$20,914	$88	$0

Impaired loans without related allowance(1) (3):
Residential mortgage	$721	$811	$0	$739	$0	$0
Commercial and industrial	95	99	0	332	0	0
Consumer loans	7	7	0	7	0	0

Total	$823	$917	$0	$1,078	$0	$0

Grand total	$19,312	$21,276	$979	$21,992	$88	$0

(1)	The table above does not include the recorded investment of $679 thousand of impaired leases with a related allowance $13 thousand for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5E, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the nine months ended September 30, 2011
Impaired loans with related allowance:
Commercial mortgage	$160	$158	$1	$158	$0	$0
Home equity lines and loans	2,437	2,489	18	2,502	11	0
Residential mortgage	7,476	7,569	197	7,620	211	0
Construction	5,973	7,162	636	8,015	117	0
Commercial and industrial	2,443	2,981	127	3,064	41	0

Total	$18,489	$20,359	$979	$21,359	$380	$0

Impaired loans without related allowance(1) (3):
Residential mortgage	$721	$811	$0	$762	$0	$0
Commercial and industrial	95	99	0	346	2	0
Consumer loans	7	7	0	8	0	0

Total	$823	$917	$0	$1,116	$2	$0

Grand total	$19,312	$21,276	$979	$22,475	$382	$0

(1)	The table above does not include the recorded investment of $679 thousand of impaired leases with a related allowance $13 thousand for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5E, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2011
Impaired loans with related allowance:
Home equity lines and loans	$448	$456	$75
Residential mortgage	2,654	2,682	358
Construction	4,853	6,054	640
Commercial and industrial	1,568	2,160	248

Total	$9,523	$11,352	$1,321

Impaired loans without related allowance(1):
Home equity lines and loans	$2,266	$2,310	$0
Residential mortgage	5,492	5,863	0
Construction	1,209	1,213	0
Commercial and industrial	825	855	0
Consumer	5	5	0

Total	$9,797	$10,246	$0

Grand total	$19,320	$21,598	$1,321

(1)	The table above does not include the recorded investment of $680 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal

6. Deposits

The following table details the components of deposits:

(dollars in thousands)	September 30, 2012	December 31, 2011

Non-interest-bearing demand	$327,214	$326,409
Savings, NOW and market rate accounts	852,437	757,904
Time deposits	171,498	209,333
Wholesale time deposits	9,942	23,550
Wholesale non-maturity deposits	37,458	65,173

	$1,398,549	$1,382,369

7. Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less) which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers and overnight fed funds are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Overnight fed funds	$6,000	$0
Revolving line of credit with correspondent bank	1,400	0
Repurchase agreements	11,629	12,863

Total short-term borrowings	$19,029	12,863

The following table sets forth information concerning short-term borrowings:

	Three Months Ended September 30,		Nine months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Balance at period-end	$19,029	$22,535	$19,029	$22,535
Maximum amount outstanding at any month-end	19,029	22,535	19,029	23,326
Average balance outstanding during the period	13,695	10,908	13,621	10,110
Weighted-average interest rate:
As of period-end	0.44%	0.32%	0.44%	0.32%
Paid during the period	0.16%	0.23%	0.17%	0.25%

B. FHLB Advances and Other Borrowings

The Corporation’s other borrowings consist mainly of advances from the FHLB as well as an adjustable rate commercial mortgage loan on its Wealth Management Division’s offices located in Bryn Mawr, Pennsylvania as well as an adjustable rate commercial loan, both from correspondent banks.

The following table presents the remaining periods until maturity of the FHLB advances and other borrowings:

(dollars in thousands)	September 30, 2012	December 31, 2011
Within one year	$43,552	$39,276
Over one year through five years	90,220	85,238
Over five years through ten years	21,644	22,253
Over ten years	0	1,028

Total	$155,416	$147,795

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate	Interest Rate		Balance
Description	From	To		From	To	September 30, 2012	December 31, 2011
Fixed amortizing	03/12/13	12/29/15	3.53%	3.19%	3.73%	$5,192	$10,535
Adjustable amortizing	12/31/16	12/31/16	3.25%	3.25%	3.25%	9,988	13,692
Bullet maturity	11/09/12	06/12/17	1.88%	1.19%	4.12%	92,500	75,500
Convertible-fixed(2)	12/11/12	08/20/18	2.55%	2.21%	2.94%	47,736	48,068

Total						$155,416	$147,795

(1)	Maturity range refers to September 30, 2012 balances
(2)

FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of September 30, 2012, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2012. These advances are included in the periods in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of September 30, 2012 the Corporation had a maximum borrowing capacity with the FHLB of approximately $718.5 million, of which the unused capacity was $550.0 million. In addition, there were unused capacities of $58.0 million in overnight federal funds line, $65.3 million of Federal Reserve Discount Window borrowings and $1.6 million in a revolving line of credit from a correspondent bank as of September 30, 2012. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $10.7 million at September 30, 2012, and $11.6 million at December 31, 2011. The carrying amount of the FHLB capital stock approximates its redemption value.

As of September 30, 2012, the balance of subordinated debentures was $15.0 million, bearing interest at 4.22%. As of December 31, 2011, the balance of subordinated debentures was $22.5 million, bearing interest at 4.89%.

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

The following table provides information about options outstanding for the three months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, June 30, 2012	802,264	$20.40	$4.61
Granted	0	0	0
Forfeited	0	0	0
Expired	(7,750)	22.54	5.01
Exercised	(8,905)	18.23	4.08

Options outstanding, September 30, 2012	785,609	$20.40	$4.62

The following table provides information about options outstanding for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2011	876,470	$20.17	$4.55
Granted	0	0	0
Forfeited	(5,755)	20.56	4.74
Expired	(7,750)	22.54	5.01
Exercised	(77,356)	17.60	3.69

Options outstanding, September 30, 2012	785,609	$20.40	$4.62

The following table provides information about unvested options for the three months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, June 30, 2012	152,760	$20.49	$4.73
Granted	0	0	0
Vested	(72,004)	21.16	4.82
Forfeited	0	0	0

Unvested options, September 30, 2012	80,756	$19.89	$4.65

The following table provides information about unvested options for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, December 31, 2011	158,515	$20.49	$4.73
Granted	0	0	0
Vested	(72,004)	21.16	4.82
Forfeited	(5,755)	20.56	4.74

Unvested options, September 30, 2012	80,756	$19.89	$4.65

For the three months ended September 30, 2012 there were no grants of stock options.

For the three and nine months ended September 30, 2012, the Corporation recognized $60 thousand and $183 thousand, respectively, of expense related to the stock options. As of September 30, 2012, the total not-yet-recognized compensation expense of unvested stock options is $258 thousand. This expense will be recognized over a weighted average period of 1.6 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and nine months ended September 30, 2012 and 2011 are detailed below:

(dollars in thousands)	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Proceeds from exercise of stock options	$162	$91	$1,362	$966
Related tax benefit recognized	27	4	107	141

Net proceeds of options exercised	$189	$95	$1,469	$1,107

Intrinsic value of options exercised	$38	$11	$269	$444

The following table provides information about options outstanding and exercisable at September 30, 2012:

	Outstanding	Exercisable
Number of shares	785,609	704,853
Weighted average exercise price	$20.40	$20.46
Aggregate intrinsic value	$1,810,679	$1,564,637
Weighted average contractual term in years	3.8	3.5

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

For the three and nine months ended September 30, 2012, the Corporation recognized $174 thousand and $35 thousand, respectively, of expense related to the Corporation’s RSAs. As of September 30, 2012, there was $672 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 2.2 years.

The following table details the unvested RSAs for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012		Nine months Ended September 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	57,111	$18.96	35,025	$18.06
Granted	1,500	20.75	30,948	20.40
Vested	(2,980)	16.78	(10,342)	19.34
Forfeited	0	0	0	0

Ending balance	55,631	$19.12	55,631	$19.12

The compensation expense for PSAs is measured based on the grant date fair value as calculated using the Monte Carlo simulation. For the three and nine months ended September 30, 2012, the simulation used various assumptions that include expected volatility of 32.01%, a risk free rate of return of 0.42% and a correlation co-efficient of 0.71%.

For the three and nine months ended September 30, 2012, the Corporation recognized $254 thousand and $401 thousand, respectively, of expense related to the PSAs. As of September 30, 2012, there was $1.2 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.5 years.

The following table details the unvested PSAs for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012		Nine months Ended September 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	114,411	$9.86	117,361	$9.86
Granted	73,217	11.80	73,217	11.80
Vested	0	0	0	0
Forfeited	0	0	(2,950)	9.86

Ending balance	187,628	$10.62	187,628	$10.62

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

The following tables provide a reconciliation of the components of the net periodic benefits cost (benefit) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	SERP		QDBP		PRBP
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$67	$78	$0	$0	$0	$0
Interest cost	61	52	394	421	9	12
Expected return on plan assets	0	0	(701)	(555)	0	0
Amortization of transition obligation	0	0	0	0	7	6
Amortization of prior service costs	21	21	0	0	0	(14)
Amortization of net (gain) loss	22	0	447	200	19	19

Net periodic benefit cost	$171	$151	$140	$66	$35	$23

	Nine months Ended September 30,
	SERP		QDBP		PRBP
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$201	$235	$0	$0	$0	$0
Interest cost	183	156	1,183	1,263	27	36
Expected return on plan assets	0	0	(2,103)	(1,665)	0	0
Amortization of transition obligation	0	0	0	0	20	19
Amortization of prior service costs	62	63	0	0	0	(42)
Amortization of net (gain) loss	68	0	1,340	600	58	57

Net periodic benefit cost	$514	$454	$420	$198	$105	$70

QDBP: As stated in the Corporation’s 2011 Annual Report, the Corporation did not have any minimum funding requirements for its QDBP for 2011. However, a $10 million contribution was made in December 2011. No contributions to the QDBP were made for the three and nine months ended September 30, 2012.

SERP: The Corporation contributed $37 thousand and $110 thousand during the three and nine months ended September 30, 2012, respectively, and it is expected to contribute an additional $37 thousand to the SERP plan for the remaining nine months of 2012.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

10. Segment Information

The Corporation aggregates certain of its operations and has identified two segments as follows: Banking and Wealth Management.

The following tables detail segment information for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$15,950	$1	$15,951	$15,671	$2	$15,673
Less: loan loss provision	1,000	0	1,000	1,828	0	1,828

Net interest income after loan loss provision	14,950	1	14,951	13,843	2	13,845

Other income:
Fees for wealth management services	0	7,993	7,993	0	6,098	6,098
Service charges on deposit accounts	634	0	634	646	0	646
Loan servicing and other fees	432	0	432	449	0	449
Net gain on sale of loans	1,837	0	1,837	764	0	764
Net gain on sale of available for sale securities	416	0	416	343	0	343
Net (loss) gain on sale of other real estate owned	(45)	0	(45)	70	0	70
BOLI income	107	0	107	115	0	115
Other operating income	833	41	874	776	3	779

Total other income	4,214	8,034	12,248	3,163	6,101	9,264

Other expenses:
Salaries & wages	5,799	2,904	8,703	5,334	2,305	7,639
Employee benefits	1,243	660	1,903	1,112	562	1,674
Occupancy & equipment	1,124	364	1,488	1,798	292	2,090
Amortization of intangible assets	71	598	669	79	462	541
Professional fees	537	72	609	484	32	516
Other operating expenses	4,594	923	5,517	2,704	508	3,212

Total other expenses	13,368	5,521	18,889	11,511	4,161	15,672

Segment profit	5,796	2,514	8,310	5,495	1,942	7,437
Intersegment (revenues) expenses*	(128)	128	0	(57)	57	0

Pre-tax segment profit after eliminations	$5,668	$2,642	$8,310	$5,438	$1,999	$7,437

% of segment pre-tax profit after eliminations	68.2%	31.8%	100.0%	73.1%	26.9%	100.0%

Segment assets (dollars in millions)	$1,769	$46	$1,815	$1,723	$33	$1,756

	Nine months Ended September 30, 2012			Nine months Ended September 30, 2011
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$47,836	$3	$47,839	$46,942	$5	$46,947
Less: loan loss provision	3,003	0	3,003	5,032	0	5,032

Net interest income after loan loss provision	44,833	3	44,836	41,910	5	41,915

Other income:
Fees for wealth management services	0	21,433	21,433	0	15,363	15,363
Service charges on deposit accounts	1,823	0	1,823	1,841	0	1,841
Loan servicing and other fees	1,303	0	1,303	1,370	0	1,370
Net gain on sale of loans	4,311	0	4,311	1,818	0	1,818
Net gain on sale of available for sale securities	1,132	0	1,132	1,410	0	1,410
Net loss on sale of other real estate owned	(86)	0	(86)	(59)	0	(59)
BOLI income	330	0	330	348	0	348
Other operating income	2,903	67	2,970	2,484	13	2,497

Total other income	11,716	21,500	33,216	9,212	15,376	24,588

Other expenses:
Salaries & wages	16,294	7,989	24,283	14,745	5,935	20,680
Employee benefits	4,239	1,847	6,086	3,503	1,497	5,000
Occupancy & equipment	3,001	1,257	4,258	5,591	732	6,323
Amortization of intangible assets	218	1,520	1,738	(49)	721	672
Professional fees	1,672	165	1,837	1,557	107	1,664
Other operating expenses	13,602	2,008	15,610	9,306	1,345	10,651

Total other expenses	39,026	14,786	53,812	34,653	10,337	44,990

Segment profit	17,523	6,717	24,240	16,469	5,044	21,513
Intersegment (revenues) expenses*	(368)	368	0	(171)	171	0

Pre-tax segment profit after eliminations	$17,155	$7,085	$24,240	$16,298	$5,215	$21,513

% of segment pre-tax profit after eliminations	70.8%	29.2%	100.0%	75.8%	24.2%	100.0%

Segment assets (dollars in millions)	$1,769	$46	$1,815	$1,723	$33	$1,756

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Activity

	September 30, 2012	December 31, 2011
Assets under management, administration, supervision and brokerage (dollars in millions)	$6,482.8	$4,831.6

11. Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
(dollars in thousands)	2012	2011
Balance, June 30	$4,220	$4,662
Additions	385	209
Amortization	(243)	(197)
Recovery	0	0
Impairment	(105)	(468)

Balance, September 30	$4,257	$4,206

Fair value	$4,279	$4,206

Loans serviced for others	$583,859	$593,125

	Nine months Ended September 30,
(dollars in thousands)	2012	2011
Balance, December 31	$4,041	$4,925
Additions	1,016	477
Amortization	(718)	(524)
Recovery	109	0
Impairment	(191)	(672)

Balance, September 30	$4,257	$4,206

Fair value	$4,279	$4,206

Loans serviced for others	$583,859	$593,125

As of September 30, 2012 and December 31, 2011, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Fair value amount of MSRs	$4,279	$4,041
Weighted average life (in years)	4.4	4.0
Prepayment speeds (constant prepayment rate)*	17.1	18.8
Impact on fair value:
10% adverse change	$(234)	$(242)
20% adverse change	$(448)	$(461)
Discount rate	10.50%	10.25%
Impact on fair value:
10% adverse change	$(138)	$(118)
20% adverse change	$(268)	$(228)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

12. Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008, First Keystone Financial, Inc. (“FKF”) in July, 2010, PWMG in May, 2011 and DTC in May, 2012 are detailed below:

(dollars in thousands)	Beginning Balance 1/1/12	Additions	Amortization	Ending Balance 9/30/12	Amortization Period
Goodwill – Wealth segment	$15,567	$4,899	$0	$20,466	Indefinite
Goodwill – Banking segment	9,122	0	0	9,122	Indefinite

Total	24,689	4,899	0	29,588

Core deposit intangible	1,628	0	(218)	1,410	10 years
Customer relationships	12,376	3,720	(866)	15,230	10 to 20 years
Non-compete agreement	3,770	1,385	(654)	4,501	5.5 to 10 years
Brand (trade name)	240	970	0	1,210	Indefinite

Total	$18,014	$6,075	$(1,738)	$22,351

Grand total	$42,703	$10,974	$(1,738)	$51,939

The Corporation performed its annual review of goodwill and identifiable intangible assets at December 31, 2011 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three and nine months ended September 30, 2012, the Corporation determined there were no events that would trigger impairment testing of goodwill and other intangible assets.

13. Shareholders’ Equity

Dividend

During the third quarter of 2012, the Corporation declared and paid a regular quarterly dividend of $0.16 per share. This payment totaled $2.1 million, based on outstanding shares at August 7, 2012 of 13,399,932. On October 25, 2012, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.16 per share payable December 1, 2012 to shareholders of record as of November 6, 2012.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the nine months ended September 30, 2012, the Corporation issued 106,737 shares and raised $2.1 million through the Plan.

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. Federal income tax examination by taxing authorities for years before 2009.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the three months ended September 30, 2012. There were no reserves for uncertain income tax positions recorded during the nine months ended September 30, 2012. No interest or penalties were accrued in the nine months ended September 30, 2012. There were no reserves for uncertain income tax positions recorded during the nine months ended September 30, 2012.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at September 30, 2012 and December 31, 2011 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring and non-recurring basis as of September 30, 2012:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. government agencies	$84.4	$0	$84.4	$0
Obligations of state & political subdivisions	19.4	0	19.4	0
Mortgage-backed securities	129.4	0	129.4	0
Collateralized mortgage obligations	65.6	0	65.6	0
Other investments	17.8	11.5	6.3	0
Trading securities	1.4	0	1.4	0

Total assets measured on a recurring basis at fair value	$318.0	$11.5	$306.5	$0

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$1.1	$0	$0	$1.1
Impaired loans and leases	19.9	0	0	19.9
Other real estate owned (“OREO”)	0.4	0	0	0.4

Total assets measured on a non-recurring basis at fair value	$21.4	$0	$0	$21.4

Fair value of assets measured on a recurring and non-recurring basis as of December 31, 2011:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Available for sale investment securities:
Obligations of the U.S. government agencies	$104.6	$0	$104.6	$0
Obligations of state & political subdivisions	8.4	0	8.4	0
Mortgage-backed securities	97.8	0	97.8	0
Collateralized mortgage obligations	32.6	0	32.6	0
Other investments	30.4	11.9	18.5	0
Trading securities	1.4	0	1.4	0

Total assets measured on a recurring basis at fair value	$275.2	$11.9	$263.3	$0

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$4.0	$0	$4.0	$0
Impaired loans and leases	18.7	0	18.7
OREO	0.5	0	0.5	0

Total assets measured on a non-recurring basis at fair value	$23.2	$0	$23.2	$0

During the three and nine months ended September 30, 2012, net increases of $407 thousand and $599 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three and nine months ended September 30, 2012.

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

Net Portfolio Loans and Leases

For variable rate loans that reprice frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain mortgage loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and are indicative of an entry price. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Bank or the appraised market value (not an exit value) of the underlying collateral, as determined by independent third party appraisers.

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

		As of September 30, 2012		As of December 31 2011
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$37,035	$37,035	$69,140	$69,140
Investment securities AFS	See Note 15	316,644	316,644	273,822	273,822
Trading securities	Level 2	1,399	1,399	1,436	1,436
Loans held for sale	Level 2	3,420	3,486	1,588	1,667
Net portfolio loans and leases	Level 3	1,313,713	1,339,107	1,282,639	1,311,058
Mortgage servicing rights	Level 3	4,257	4,279	4,041	4,041
Other assets	Level 3	21,118	21,118	21,756	21,756

Total financial assets		$1,678,586	$1,723,068	$1,654,422	$1,682,920

Financial liabilities:
Deposits	Level 2	$1,398,459	$1,399,446	$1,382,369	$1,382,865
Short-term borrowings	Level 2	19,029	19,046	12,863	12,863
FHLB advances and other borrowings	Level 2	155,416	159,729	147,795	151,767
Subordinated debentures	Level 2	15,000	16,756	22,500	21,511
Other liabilities	Level 2	25,273	25,273	23,467	23,467

Total financial liabilities		$1,613,267	$1,620,250	$1,588,994	$1,592,473

*	see Note 15 for a description of fair value hierarchy levels

17. New Accounting Pronouncements

FASB ASU No. 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” (ASU 2011-02). The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Corporation has adopted the methodologies prescribed by this ASU with no impact on its financial condition, results of operations, and disclosures.

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

FASB ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350)

On September 15, 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other – Testing Goodwill for Impairment”. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions of ASU 2011-08 are effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The Corporation has adopted ASU 2011-08 with no expected impact on its year-end financial condition and results of operations.

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

FASB ASU No. 2012-02 – Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment

In July 2012, the FASB issued an update ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We are evaluating the impact of ASU 2012-02; however, we do not expect the adoption of this guidance to have a material impact on our financial statements.

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

Acquisition of the Davidson Trust Company

On May 15, 2012, the Corporation acquired the Davidson Trust Company (“DTC”) for $10.5 million, including $7.35 million cash paid at closing and $3.15 million of contingent cash payments to be paid November 14, 2012, May 14, 2013 and November 14, 2013, subject to certain post-closing contingencies relating to the assets under management. None of the three contingent cash payments is to exceed $1.05 million. The Corporation has determined that the first of three contingent payments, payable on November 14, 2012, will be $1.05 million.

Acquisition of the Private Wealth Management Group of the Hershey Trust Company

On May 27, 2011, the Corporation acquired the Private Wealth Management Group (“PWMG”) of the Hershey Trust Company (“HTC”) for $18.4 million, of which $8.1 million cash and 322,101 unregistered shares of the BMBC common stock, valued at $6.7 million, were paid at closing, and $3.6 million cash was placed in escrow to be paid in three equal installments on the 6-, 12- and 18-month anniversaries of February 17, 2011, subject to certain post-closing contingencies relating to the assets under management. As of September 30, 2012, all funds that had been placed in escrow have been released from escrow and paid to the recipients. Additionally, on September 30, 2011, the Corporation filed with the SEC a registration statement on Form S-3 (File No. 333-177109) to register for resale the 322,101 shares issued as part of the purchase price. The aforementioned registration statement became effective on November 18, 2011.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, the Corporation is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. However, there are uncertainties inherent in making these estimates and actual results could differ from these estimates. The Corporation has identified certain areas that require estimates and assumptions, which include the allowance for loan and lease losses (the “Allowance”), the valuation of goodwill and intangible assets, the fair value of investment securities, mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation.

These critical accounting policies along with other significant accounting policies are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2011 Annual Report.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, and the changes in its financial condition as of September 30, 2012 as compared to December 31, 2011. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results

•

Net income for the three months ended September 30, 2012 was $5.4 million, an increase of $195 thousand as compared to net income of $5.2 million for the same period in 2011. Diluted earnings per share for each period remained unchanged at $0.41.

•

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended September 30, 2012 were 10.93% and 1.18%, respectively, as compared to ROE and ROA of 11.13% and 1.14%, respectively, for the same period in 2011.

•	Tax-equivalent net interest income increased $302 thousand, or 1.90%, to $16.0 million for the three months ended September 30, 2012, as compared to $15.7 million for the same period in 2011.

•

The provision for loan and lease losses (the “Provision”) for the three months ended September 30, 2012 was $1.0 million, a decrease of $828 thousand, or 45.3%, from the $1.8 million recorded for the same period in 2011.

•	Non-interest income of $12.2 million for the three months ended September 30, 2012 increased $3.0 million, or 32.2%, as compared to $9.3 million for the same period in 2011.

•

Included in non-interest income, fees for Wealth Management services of $8.0 million for the three months ended September 30, 2012 increased $1.9 million, or 31.1%, as compared to $6.1 million for the same period in 2011.

•	Non-interest expense of $18.9 million for the three months ended September 30, 2012 increased $3.2 million, or 20.5%, as compared to $15.7 million for the same period in 2011.

Nine Month Results

•

Net income for the nine months ended September 30, 2012 was $15.8 million, or diluted earnings per share of $1.20, an increase of $1.2 million as compared to net income of $14.6 million, or diluted earnings per share of $1.16, for the same period in 2011.

•	ROE and ROA for the nine months ended September 30, 2012 were 11.06% and 1.17%, respectively, as compared to ROE and ROA of 11.28% and 1.13%, respectively, for the same period in 2011.

•	Tax-equivalent net interest income increased $871 thousand, or 1.8%, to $48.1 million for the nine months ended September 30, 2012, as compared to $47.2 million for the same period in 2011.

•	The provision for loan and lease losses for the nine months ended September 30, 2012 was $3.0 million, a decrease of $2.0 million, or 40.3%, from the $5.0 million recorded for the same period in 2011.

•	Non-interest income of $33.2 million for the nine months ended September 30, 2012 increased $8.6 million, or 35.1%, as compared to $24.6 million for the same period in 2011.

•

Included in non-interest income, fees for Wealth Management services of $21.4 million for the nine months ended September 30, 2012 increased $6.1 million, or 39.5%, as compared to $15.4 million for the same period in 2011.

•	Non-interest expense of $53.8 million for the nine months ended September 30, 2012 increased $8.8 million, or 19.6%, as compared to $45.0 million for the same period in 2011.

Changes in Financial Condition

•	Total assets of $1.81 billion as of September 30, 2012 increased $41.2 million from $1.77 billion as of December 31, 2011.

•	Shareholders’ equity of $201.3 million as of September 30, 2012 increased $16.9 million from $184.4 million as of December 31, 2011.

•	Total portfolio loans and leases as of September 30, 2012 were $1.31 billion, an increase of $18.3 million from the December 31, 2011 balance.

•

Total non-performing loans and leases of $13.8 million represented 1.05% of portfolio loans and leases as of September 30, 2012 as compared to $14.3 million, or 1.11%, of portfolio loans and leases as of December 31, 2011.

•	The $13.6 million Allowance, as of September 30, 2012, represented 1.04% of portfolio loans and leases as compared to $12.8 million, or 0.98% of portfolio loans and leases as of December 31, 2011.

•	Total deposits of $1.40 billion as of September 30, 2012 increased $16.2 million, or 1.2%, from $1.38 billion as of December 31, 2011.

•	Wealth Management assets under management, administration, supervision and brokerage as of September 30, 2012 were $6.48 billion, an increase of $1.65 billion from December 31, 2011.

Other Recent Developments

•

The previously announced acquisition of consumer and business deposit and loan accounts, as well as a branch location in Wilmington, Delaware, from the First Bank of Delaware, which is anticipated to increase loans by approximately $90 million and deposits by approximately $70 million. An amendment to the original purchase agreement between the Corporation and the First Bank of Delaware was entered into on October 12, 2012. Due to unforeseen circumstances caused by Hurricane Sandy, First Bank of Delaware’s systems processor has been delayed in its delivery of certain reports necessary to consummate the transaction. The closing, which was originally scheduled for November 9, 2012, has been postponed but is expected to occur in the fourth quarter of 2012.

•

Construction is well underway on the Corporation’s full-service branch in Bala Cynwyd, Pennsylvania, just outside Philadelphia. The branch is projected to be completed and open for business during the fourth quarter of 2012.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2012 and 2011 are shown in the table below:

	Three Months Ended September 30,			Nine months Ended September 30,
	2012		2011	2012	2011
Annualized return on average equity		10.93%	11.35%	11.06%	11.28%
Annualized return on average assets		1.18%	1.14%	1.17%	1.13%
Efficiency ratio *		67.0%	62.9%	66.4%	62.9%
Tax equivalent net interest margin		3.78%	3.90%	3.85%	3.99%
Diluted earnings per share	$	0.41	$0.41	$1.21	$1.16
Dividend per share	$	0.41	$0.41	$1.20	$1.16

*	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

The following table presents certain key period-end balances and ratios as of September 30, 2012 and December 31, 2011:

(dollars in millions, except per share amounts)	September 30, 2012	December 31, 2011
Book value per share	$15.02	$14.07
Tangible book value per share	$11.14	$10.78
Allowance as a percentage of loans and leases	1.04%	0.98%
Tier I capital to risk weighted assets	11.64%	11.16%
Tangible common equity ratio	8.58%	8.19%
Loan to deposit ratio	94.2%	93.8%
Wealth assets under management, administration, supervision and brokerage	$6,482.8	$4,831.6
Portfolio loans and leases	$1,313.7	$1,295.4
Total assets	$1,814.5	$1,773.4
Shareholders’ equity	$201.3	$184.4

The following sections discuss, in detail, the Corporation’s results of operations for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, and the changes in its financial condition as of September 30, 2012 as compared to December 31, 2011.

Components of Net Income

Net income is comprised of five major elements:

•	Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;

•	Provision For Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;

•

Non-Interest Income which is made up primarily of Wealth Management revenue, gains and losses from the sale of residential mortgage loans, gains and losses from the sale of available for sale investment securities and other fees from loan and deposit services;

•	Non-Interest Expense, which consists primarily of salaries and employee benefits, occupancy, intangible asset amortization, professional fees and other operating expenses; and

•	Income Taxes.

Tax-Equivalent Net Interest Income

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary for the three and nine month periods ended September 30, 2012 and 2011, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rate paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income of $16.0 million for the three months ended September 30, 2012 increased $302 thousand, as compared to the same period in 2011. This increase was the result of an $84.5 million increase in average interest-earning assets between the periods, which was partially offset by a $32.4 million increase in average interest-bearing liabilities. The effect of the increase in average interest-earning assets was somewhat offset by a 41 basis point decrease in the rate earned on those assets. The effect of the increase in average interest-bearing liabilities was partially offset by a 30 basis point decline in the rate paid on those liabilities. The tax equivalent net interest margin for the three months ended September 30, 2012 was 3.78%, a 12 basis point decrease from the 3.90% tax equivalent net interest margin for the same period in 2011. The increase in average interest-earning assets relative to interest-bearing liabilities was largely the result of a $39.7 million increase in average noninterest-bearing deposits for the three months ended September 30, 2012 as compared to the same period in 2011.

Tax-equivalent net interest income of $48.1 million for the nine months ended September 30, 2012 increased $871 thousand, as compared to the same period in 2011. This increase was the result of an $82.0 million increase in average interest-earning assets between the periods, which was partially offset by a $32.4 million increase in average interest-bearing liabilities. The effect of the increase in average interest-earning assets was somewhat offset by a 34 basis point decrease in the rate earned on those assets. The effect of the increase in average interest-bearing liabilities was partially offset by a 25 basis point decline in the rate paid on those liabilities. The tax equivalent net interest margin for the nine months ended September 30, 2012 was 3.85%, a 13 basis point decrease from the 3.98% tax equivalent net interest margin for the same period in 2011. The increase in average interest-earning assets relative to interest-bearing liabilities was largely the result of a $38.1 million increase in average noninterest-bearing deposits for the nine months ended September 30, 2012 as compared to the same period in 2011.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended September 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$53,576	$34	0.25%	$57,855	$29	0.20%
Money market funds	191	0	0%	108	0	0%
Investment securities — available for sale:
Taxable	309,570	960	1.23%	279,321	1,171	1.66%
Non-taxable	18,481	82	1.77%	3,933	18	1.82%

Total investment securities — available for sale	328,051	1,042	1.26%	283,254	1,189	1.67%
Investment securities — trading	1,343	5	1.48%	1,338	8	2.37%
Loans and leases(1)(2)	1,303,783	17,089	5.21%	1,259,864	17,529	5.52%

Total interest-earning assets	1,686,944	18,170	4.28%	1,602,419	18,755	4.64%
Cash and due from banks	12,922			11,905
Allowance for loan and lease losses	(13,337)			(11,790)
Other assets	146,274			139,886

Total assets	$1,832,803			$1,742,420

Liabilities:
Savings, NOW, and market rate accounts	$849,966	567	0.27%	$724,266	772	0.42%
Wholesale non-maturity deposits	35,956	34	0.38%	65,177	51	0.31%
Wholesale time deposits	13,809	21	0.60%	29,187	86	1.17%
Time deposits	178,711	316	0.70%	234,645	585	0.99%

Total interest-bearing deposits	1,078,442	938	0.35%	1,053,275	1,494	0.56%
Subordinated debentures	21,114	271	5.11%	22,500	279	4.92%
Junior subordinated debentures	0	0	0%	12,000	271	8.96%
Short-term borrowings	13,273	4	0.12%	10,908	6	0.22%
FHLB advances and other borrowings	167,251	918	2.18%	148,963	968	2.58%

Total borrowings	201,638	1,193	2.35%	194,371	1,524	3.11%

Total interest-bearing liabilities	1,280,080	2,131	0.66%	1,247,646	3,018	0.96%
Non-interest-bearing deposits	330,179			290,468
Other liabilities	25,100			21,482

Total non-interest-bearing liabilities	355,279			311,950

Total liabilities	1,635,359			1,559,596
Shareholders’ equity	197,444			182,824

Total liabilities and shareholders’ equity	$1,832,803			$1,742,420

Net interest spread			3.62%			3.68%
Effect of non-interest-bearing liabilities			0.16%			0.22%

Tax equivalent net interest income and margin on earning assets(3)		$16,039	3.78%		$15,737	3.90%

Tax-equivalent adjustment(3)		$88	0.02%		$64	0.02%

	For the Nine months Ended September 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$49,832	$86	0.23%	$50,778	$88	0.23%
Money market funds	201	0	0%	167	1	0.80%
Investment securities — available for sale:
Taxable	303,865	3,166	1.39%	285,038	3,824	1.79%
Non-taxable	14,067	198	1.88%	11,486	287	3.34%

Total investment securities — available for sale	317,932	3,364	1.41%	296,524	4,111	1.85%
Investment securities — trading	1,442	21	1.95%	1,345	24	2.39%
Loans and leases(1)(2)	1,299,135	51,419	5.29%	1,237,692	51,882	5.60%

Total interest-earning assets	1,668,542	54,890	4.39%	1,586,506	56,106	4.73%
Cash and due from banks	12,242			12,249
Allowance for loan and lease losses	(13,270)			(11,157)
Other assets	143,563			134,764

Total assets	$1,811,077			$1,722,362

Liabilities:
Savings, NOW, and market rate accounts	$807,874	1,712	0.28%	$713,223	2,247	0.42%
Wholesale non-maturity deposits	49,463	131	0.35%	68,691	174	0.34%
Wholesale time deposits	19,459	68	0.47%	31,333	248	1.06%
Time deposits	197,607	1,217	0.82%	237,948	1,765	0.99%

Total interest-bearing deposits	1,074,403	3,128	0.39%	1,051,195	4,434	0.56%
Subordinated debentures	22,035	852	5.16%	22,500	835	4.96%
Junior subordinated debentures	0	0	0%	12,012	814	9.06%
Short-term borrowings	13,244	14	0.14%	10,110	19	0.25%
FHLB advances and other borrowings	165,717	2,808	2.26%	147,189	2,787	2.53%

Total borrowings	200,996	3,674	2.44%	191,811	4,455	3.11%

Total interest-bearing liabilities	1,275,399	6,802	0.71%	1,243,006	8,889	0.96%
Non-interest-bearing deposits	319,767			281,714
Other liabilities	24,508			23,095

Total non-interest-bearing liabilities	344,275			304,809

Total liabilities	1,619,674			1,547,815
Shareholders’ equity	191,403			174,547

Total liabilities and shareholders’ equity	$1,811,077			$1,722,362

Net interest spread			3.68%			3.77%
Effect of non-interest-bearing liabilities			0.17%			0.21%

Tax equivalent net interest income and margin on earning assets(3)		$48,088	3.85%		$47,217	3.98%

Tax-equivalent adjustment(3)		$248	0.02%		$270	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax equivalent basis*)

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2012 as compared to the same period in 2011, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2012 Compared to 2011
	Three Months Ended September 30,			Nine months Ended September 30,
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$(2)	$7	$5	$(2)	$(1)	$(3)
Investment securities	192	(342)	(150)	264	(1,014)	(750)
Loans and leases	597	(1,037)	(440)	2,565	(3,028)	(463)

Total interest income	$787	$(1,372)	$(585)	$2,827	$(4,043)	$(1,216)

Interest expense:
Savings, NOW and market rate accounts	$128	$(333)	$(205)	$301	$(836)	$(535)
Wholesale non-maturity deposits	(23)	6	(17)	(47)	4	(43)
Time deposits	(139)	(130)	(269)	(298)	(250)	(548)
Wholesale time deposits	(45)	(20)	(65)	(94)	(86)	(180)
Borrowed funds**	57	(388)	(331)	216	(997)	(781)

Total interest expense	(22)	(865)	(887)	78	(2,165)	(2,087)

Interest differential	$809	$(507)	$302	$2,749	$(1,878)	$871

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include subordinated- and junior subordinated debentures, short-term borrowings and Federal Home Loan Bank (“FHLB”) advances and other borrowings.

Tax Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin decreased 12 basis points to 3.78% for the three months ended September 30, 2012, from 3.90% for the same period in 2011. This decline was primarily due to a 41 basis point decrease in the tax-equivalent yield earned on available for sale investment securities, along with a 31 basis point decrease in the tax-equivalent yield earned on loans for the three months ended September 30, 2012, as compared the same period in 2011. These declines in tax-equivalent yields on interest earning assets were partially offset by decreases of 76 basis points and 21 basis points in the rate paid on borrowings and interest-bearing deposits, respectively, for the three months ended September 30, 2012 as compared to the same period in 2011.

The Corporation’s tax-equivalent net interest margin decreased 14 basis points to 3.85% for the nine months ended September 30, 2012, from 3.98% for the same period in 2011. This decline was primarily due to a 44 basis point decrease in the tax-equivalent yield earned on available for sale investment securities, along with a 31 basis point decrease in the tax-equivalent yield earned on loans for the nine months ended September 30, 2012, as compared the same period in 2011. These declines in tax-equivalent yields on interest earning assets were partially offset by decreases of 67 basis points and 17 basis points in the rate paid on borrowings and interest-bearing deposits, respectively, for the nine months ended September 30, 2012 as compared to the same period in 2011.

The declines in tax-equivalent yield on available for sale investment securities resulted from cash flows from maturing and called securities being reinvested in lower-yielding securities. In addition, as the low-interest rate environment persists, adjustable-rate loans resetting and new originations being recorded at lower rates continue to exert pressure on the overall margin. Fortunately, noninterest-bearing deposits continue to be strong, comprising 23.4% and 22.9% of average deposits for the three and nine months ended September 30, 2012, respectively, as compared to 21.6% and 21.3% for the same respective periods in 2011.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Net Interest Margin
3rd Quarter 2012	4.28%	0.66%	3.62%	0.16%	3.78%
2nd Quarter 2012	4.39%	0.72%	3.67%	0.17%	3.84%
1st Quarter 2012	4.51%	0.76%	3.75%	0.18%	3.93%
4th Quarter 2011	4.59%	0.88%	3.71%	0.20%	3.91%
3rd Quarter 2011	4.64%	0.96%	3.68%	0.22%	3.90%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to minimize exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities through the management of its investment portfolio, its offerings of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, Institutional Deposit Corporation (“IDC”) and Pennsylvania Local Government Investment Trust (“PLGIT”).

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

Summary of Interest Rate Simulation

	Change in Net Income Over Next Twelve Months as of September 30, 2012
(dollars in thousands)	Amount	Percentage
Change in Interest Rates:
+300 basis points	$4,135	6.42%
+200 basis points	$2,241	3.49%
+100 basis points	$716	1.11%
-100 basis points	$(1,666)	(2.59)%

The interest rate simulation above suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2012, demonstrating that an increase in interest rates will have a positive impact on net interest income over the next 12 months, while a decrease in interest rates will negatively impact net interest income. In this simulation, net interest income will increase if rates increase 100, 200 or 300 basis points. However, the 100-basis point-increase scenario indicates a less significant increase in net interest income over the next 12 months, than the other scenarios, as the Corporation has interest rate floors on many of its portfolio loans, and as such, those loans would not experience the full 100 basis point increase. In addition, the Corporation’s internal prime loan rate is set, as of September 30, 2012, at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%. The 100-basis point decrease scenario shows a $1.7 million, or 2.59%, decrease in net interest income over the next twelve months as some of the Corporation’s liabilities bear rates of interest below 1.00% and therefore would not be able to absorb the entire decrease. The four scenarios are directionally consistent with the June 30, 2012, March 31, 2012 and December 31, 2012 simulations.

The interest rate simulation is an estimate based on assumptions, which are derived from past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic environment and the current extended period of very low interest rates, the reliability of the Corporation’s interest rate simulation model is more uncertain than in other periods. Actual customer behavior may be significantly different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income.

Gap Analysis

The interest sensitivity, or gap analysis, shows interest rate risk by identifying repricing gaps in the Corporation’s balance sheet. All assets and liabilities are categorized in the following table according to their behavioral sensitivity, which is usually the earliest of either: repricing, maturity, contractual amortization, prepayments or likely call dates. Non-maturity deposits, such as NOW, savings and money market accounts are spread over various time periods based on the expected sensitivity of these rates considering liquidity and the investment preferences of the Corporation. Non-rate-sensitive assets and liabilities are placed in a separate period. Capital is spread over time periods to reflect the Corporation’s view of the maturity of these funds.

Non-maturity deposits (demand deposits in particular), are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods in order to capture that sensitivity. In the second quarter of 2012, the Corporation completed a deposit decay study to determine if the average life and rate sensitivity assumptions of non-maturity deposits were reasonable. As a result of this study, a slight extension of the average lives of non-maturity deposits is reflected in this gap analysis and that of June 30, 2012, as compared to gap analyses performed prior to the second quarter of 2012.

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of September 30, 2012:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$23.5	$0	$0	$0	$0	$23.5
Money market funds	0.1	0	0	0	0	0.1
Investment securities — available for sale	81.2	83.6	126.8	25.0	0	316.6
Investment securities — trading	1.4	0	0	0	0	1.4
Loans and leases(1)	428.6	151.3	536.5	200.7	0	1,317.1
Allowance for loan and lease losses	0	0	0	0	(13.6)	(13.6)
Cash and due from banks	0	0	0	0	13.5	13.5
Other assets	0	0	0	0	155.9	155.9

Total assets	$534.8	$234.9	$663.3	$225.7	$155.8	$1,814.5

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$21.4	$64.2	$89.7	$151.9	$0	$327.2
Savings, NOW and market rate	60.5	181.6	419.5	190.8	0	852.4
Time deposits	43.3	88.8	38.9	0.4	0	171.4
Wholesale non-maturity deposits	37.5	0	0	0	0	37.5
Wholesale time deposits	4.4	0.1	5.4	0	0	9.9
Short-term borrowings	19.0	0	0	0	0	19.0
FHLB advances and other borrowings	18.4	42.7	72.6	21.8	0	155.5
Subordinated debentures	15.0	0	0	0	0	15.0
Other liabilities	0	0	0	0	25.3	25.3
Shareholders’ equity	7.2	21.6	115.0	57.5	0	201.3

Total liabilities and shareholders’ equity	$226.7	$399.0	$741.1	$422.4	$25.3	$1,814.5

Interest-earning assets	$534.8	$234.9	$663.3	$225.7	$0	$1,657.3
Interest-bearing liabilities	198.1	313.2	536.4	213.0	0	1,241.7

Difference between interest-earning assets and interest-bearing liabilities	$336.7	$(78.3)	$126.9	$12.7	$0	$415.6

Cumulative difference between interest earning assets and interest-bearing liabilities	$336.7	$258.4	$385.3	$398.0	$0	$415.6

Cumulative earning assets as a % of cumulative interest bearing liabilities	270%	151%	137%	132%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset sensitive in the immediate to 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Due to the changes in the assumptions for non-maturity deposits discussed above, which extended their average lives, the Corporation is theoretically more asset-sensitive than analyses indicated prior to the second quarter of 2012. It should be noted that the gap analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. Conversely, if rates decline, net interest income may decline. The position reflected in this gap analysis shows similar asset sensitivity as compared to the Corporation’s position at June 30, 2012 and March 31, 2012. Each of the March 31, 2012, June 30, 2012 and September 30, 2012 positions reflect more asset sensitivity than the Corporation’s position at December 31, 2011.

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

Changes in the Allowance consist of provisions for loan and lease losses, which increase the Allowance, recorded as an expense on the income statement, charge-offs of loans and leases deemed uncollectible, which reduce the Allowance, and recoveries of loans and leases that were previously charged off, which increase the Allowance.

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

The Allowance is the accumulation of four components that are calculated based on independent methodologies. All components of the Allowance are based on Management’s estimates.

The four components of the Allowance are as follows:

•	Specific Loan Evaluation Component — Includes the specific evaluation of larger classified loans and leases.

•	Historical Charge-Off Component — Applies a rolling, twelve-quarter historical charge-off rate to homogeneous pools of loans and leases.

•

Additional Factors Component — The loan and lease portfolios are divided into homogenous pools with similar characteristics, upon which multiple factors (such as delinquency trends, economic conditions, loan terms, credit grade, state of origination, industry, other relevant information and regulatory environment) are evaluated, resulting in an Allowance amount for each of the pools.

•	Unallocated Component — This amount represents a reserve against all loans for factors not included in the components mentioned above, as well as the imprecision involved with the above components.

As part of the process of allocating the Allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•	Pass — Loans classified as pass are considered satisfactory with no indications of deterioration.

•

Special mention — Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard — Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Consumer credit exposure, which includes residential mortgages, home equity lines and loans, leases and consumer loans, are assigned a credit risk profile based on payment activity. This payment activity is indicated by the performance of the loan, that is, whether it is a performing loan or a nonperforming loan.

Refer to Note 5G in the Notes to Consolidated Financial Statements for details regarding credit quality indicators associated with the Corporation’s loan and lease portfolio.

Portfolio Segmentation — The Corporation’s loan and lease portfolio is divided into specific segments of loans and leases having similar characteristics. These segments are as follows:

•	Commercial mortgage

•	Home equity lines and loans

•	Residential mortgage

•	Construction

•	Commercial and industrial

•	Consumer

•	Leases

Refer to Note 5 in the Notes to Consolidated Financial Statements for the details of the Bank’s loan and lease portfolio, broken down by portfolio segment.

Impairment Measurement — In accordance with guidance provided by ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, Management employs one of three methods to determine and measure impairment:

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

Troubled Debt Restructurings (“TDRs”) — The Corporation follows guidance provided by FASB ASC 310-40, “Troubled Debt Restructurings by Creditors” in conjunction with Accounting Standards Update (ASU) No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies existing guidance used by creditors to determine when a modification represents a concession and enhances the disclosure requirements related to TDRs. The restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Corporation will make the necessary disclosures related to the TDR. In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered to be a TDR. Once a loan or lease has been modified and is considered a TDR, it is reported as an impaired loan or lease. If the loan or lease deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired. Loans and leases that have performed, as modified, for at least nine months are reported as TDRs in compliance with modified terms.

Refer to Notes 5C and 5H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s TDRs.

Charge-off Policy — The Corporation’s charge-off policy states that, on a periodic basis, not less often than quarterly, delinquent and non-performing loans that exceed the following limits are considered for charge-off:

•	Open-ended consumer loans exceeding 180 days past due;

•	Closed-ended consumer loans exceeding 120 days past due;

•	All commercial/business purpose loans exceeding 180 days past due; and

•	All leases exceeding 120 days past due.

Any other loan or lease for which Management has reason to believe the ability to collect is unlikely, and for which sufficient collateral does not exist, is also considered for charge-off.

Refer to Notes 5G in the Notes to Consolidated Financial Statements for more information regarding the Bank’s charge-offs.

Asset Quality and Analysis of Credit Risk

As of September 30, 2012, total non-performing loans and leases decreased by $469 thousand, to $13.8 million, representing 1.05% of portfolio loans and leases, as compared to $14.3 million, or 1.11% of portfolio loans and leases as of December 31, 2011. The decrease in the nonperforming loans and leases of $469 thousand from December 31, 2011 to September 30, 2012 was primarily related to a $1.2 million decrease in nonperforming construction loans, and a $554 thousand decrease in nonperforming commercial mortgage loans. The improvement in the construction segment of the portfolio was partly the result of a $527 thousand reduction in the balance of a residential construction project that, although classified as nonperforming because of partial charge-offs in the prior fiscal year, continued to sell units and reduce outstanding principal. These improvements were partially offset by a net $1.1 million increase in nonperforming commercial and industrial loans between the dates, primarily related to the delinquency of a $1.2 million credit, secured by real estate, which is currently in foreclosure.

The Provision for the three months ended September 30, 2012 and 2011 was $1.0 million and $1.8 million, respectively. The decrease in the Provision was primarily due to the reduced charge-off activity, as impairments of non-performing loans declined for the three months ended September 30, 2012, as compared to the same period in 2011. Net charge-offs for the three months ended September 30, 2012 totaled $502 thousand as compared to $1.5 million for the same period in 2011.

The Provision for the nine months ended September 30, 2012 and 2011 was $3.0 million and $5.0 million, respectively. The decrease in the Provision was primarily due to the decreased charge-off activity for the nine months ended September 30, 2012, as compared to the same period in 2011 as impairments of non-performing loans declined for the nine months ended September 30, 2012, as compared to the same period in 2011. Net charge-offs for the nine months ended September 30, 2012 totaled $2.1 million as compared to $3.7 million for the same period in 2011. As of September 30, 2012, the Allowance of $13.6 million represented 1.04% of portfolio loans and leases, as compared to $12.8 million, or 0.98%, of portfolio loans and leases, as of December 31, 2011.

As of September 30, 2012, the Corporation had OREO valued at $412 thousand, as compared to $549 thousand as of December 31, 2011. The balance as of September 30, 2012, was comprised of one commercial properties and a parcel of undeveloped land, both of which were the result of foreclosures that occurred during the second quarter of 2012. All properties are recorded at the lower of cost or fair value less cost to sell. During the three months ended September 30, 2012, five residential properties that had been held in OREO were sold, at a total net loss of $44 thousand.

As of September 30, 2012, the Corporation had $12.1 million of TDRs, of which $8.4 million were in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2011, the Corporation had $11.5 million of TDRs, of which $7.2 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of September 30, 2012, the Corporation had $21.9 million of impaired loans and leases which included $12.1 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2011 totaled $20.0 million, which included $11.5 million of TDRs. Refer to Note 5H in the Notes to Consolidated Financial Statements for more information regarding the Bank’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	September 30, 2012	December 31, 2011
Non-Performing Assets:
Non-accrual loans and leases	$13,846	$14,315
Loans and leases 90 days or more past due — still accruing	0	0

Total non-performing loans and leases	13,846	14,315
Other real estate owned	412	549

Total non-performing assets	$14,258	$14,864

Troubled Debt Restructures (“TDRs”):
TDRs included in non-performing loans	$3,740	$4,300
TDRs in compliance with modified terms	8,379	7,166

Total TDRs	$12,119	$11,466

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	98.5%	89.1%
Non-performing loans and leases to total portfolio loans and leases	1.05%	1.11%
Allowance for loan and lease losses to total portfolio loans and leases	1.04%	0.98%
Non-performing assets to total assets	0.79%	0.84%
Total portfolio loans and leases	$1,313,713	$1,295,392
Allowance for loan and lease losses	$13,638	$12,753

NON-INTEREST INCOME

Three Months Ended September 30, 2012 Compared to the Same Period in 2011

Non-interest income for the three months ended September 30, 2012 was $12.2 million, an increase of $3.0 million from the same period in 2011. Largely contributing to the increase was a $1.9 million increase in fees for Wealth Management services as the additional revenue stream from the DTC acquisition, which occurred in the middle of the second quarter of 2012, was recognized for a full quarter. Wealth Management assets under management, administration, supervision and brokerage, as of September 30, 2012 totaled $6.5 billion, an increase of $2.0 billion from the September 30, 2011 level. This significant increase in Wealth Management assets was not only related to the DTC acquisition, which initially added approximately $1.2 billion in assets, but also through strong organic growth from continued success of strategic initiatives within the division as well as market appreciation.

The other significant contributing factor to the growth in non-interest income for the three months ended September 30, 2012 as compared to the same period in 2011was the gain on sale of residential mortgages. The continuing low interest rate environment has been the driver for the high level of mortgage loan refinancing that the Corporation has experienced for the last three quarters. Net gain on sale of residential mortgage loans for the three months ended September 30, 2012 was $1.8 million as compared to $764 thousand for the same period in 2011. The 140% increase was attributable to a $25.5 million, or 65.4%, increase in residential mortgage loan originations between the periods. This increase in originations along with the Corporation’s strategic decision to sell a larger portion of these loans, rather than hold them in portfolio accounted for this substantial increase in gain on sale. The table below details the mortgage loan activity for the periods indicated.

Nine months Ended September 30, 2012 Compared to the Same Period in 2011

Non-interest income for the nine months ended September 30, 2012 was $33.2 million, an increase of $8.6 million from the same period in 2011. Largely contributing to the increase was a $6.1 million increase in fees for Wealth Management services as discussed above.

Also contributing to the 35.1% increase in non-interest income for the nine months ended September 30, 2012 as compared to the same period in 2011 was a $2.5 million, or 137.1%, increase in gain on sale of residential mortgage loans between the periods. This increase was attributable not only to a 58.3% increase in residential mortgage loan originations between the periods, but more significantly, a substantial increase in the percentage of originated mortgage loans sold, from 54.9% of originated mortgage loans for the nine months ended September 30, 2011 to 77.8% of originated mortgage loans for the nine months ended September 30, 2012.

The following table presents supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Residential loans held in portfolio	$301.1	$279.7	$301.1	$279.7
Mortgage originations	64.5	39.0	171.3	108.2
Mortgage loans sold:
Servicing retained	55.0	26.1	129.8	54.3
Servicing released	0	1.9	3.5	5.1

Total mortgage loans sold	55.0	28.0	133.3	59.4

Percent servicing-retained	100.0%	93.1%	97.4%	91.5%
Percent servicing-released	0%	6.9%	2.6%	8.5%
Percent of originated mortgage loans sold	85.3%	71.8%	77.8%	54.9%
Loans serviced for others	583.9	593.1	583.9	593.1
Mortgage servicing rights (“MSRs”)	4.3	4.2	4.3	4.2
Net gain on sale of loans	1.8	0.8	4.3	1.8
Loan servicing and other fees	0.4	0.4	1.3	1.4
Amortization of MSRs	0.2	0.2	0.7	0.5
Net impairment of MSRs	0.1	0.5	0.1	0.7
Yield on loans sold (includes MSR income)	3.34	2.73	3.23	3.06

The following table provides details of other operating income for the three and nine months ended September 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Merchant interchange fees	$174	$143	$490	$419
Commissions and fees	113	126	369	344
Safe deposit box rentals	102	103	301	311
Insurance commissions	118	116	327	281
Other investment income	20	0	191	78
Title insurance income	141	34	274	104
Rental income	53	29	108	92
Miscellaneous other income	152	228	909	868

Other operating income	$873	$779	$2,969	$2,497

NON-INTEREST EXPENSE

Three Months Ended September 30, 2012 Compared to the Same Period in 2011

Non-interest expense for the three months ended September 30, 2012 was $18.9 million, an increase of $3.2 million, or 20.5%, as compared to the same period in 2011. The increase was partially attributable to the $1.3 million increase in salaries and employee benefits for the three months ended September 30, 2012 as compared to the same period in 2011 largely related to the increased staffing costs associated with the DTC acquisition, as well as annual salary increases and increased health care costs. The increase in mortgage loan origination activity discussed in the previous section was also a contributing factor in the increase in salary and benefits expense, as incentives are linked to origination volumes. Also contributing to the increase in non-interest expense was the $333 thousand increase in occupancy costs which were also attributed to the DTC acquisition. The most significant contributor to the increase in non-interest expense for the three months ended September 30, 2012 as compared to the same period in 2011 was a $1.4 million increase in other operating expenses. As indicated in the table below, increases within this category included a $120 thousand increase in outsourced services, in particular the internal audit function, a $191 thousand increase in temporary help and recruiting primarily in the mortgage lending and information technology departments, a $231 thousand increase in information technology costs partially related to the integration of the newly acquired entities, as well as a $432 thousand increase in deferred compensation expense between the periods. This deferred compensation expense is related to the deferred compensation plans offered to directors and executives and is discussed in further detail in Note 1 in the Notes to Consolidated Financial Statements.

Partially offsetting these increases in non-interest income expense was a $363 thousand decrease in the impairment of mortgage servicing rights, which experienced a significant increase in the three months ended September 30, 2011 as refinancing began to accelerate.

Nine months Ended September 30, 2012 Compared to the Same Period in 2011

Non-interest expense for the nine months ended September 30, 2012 was $53.8 million, an increase of $8.8 million, or 19.6%, as compared to the same period in 2011. The increase was partially attributable to the $4.7 million increase in salaries and employee benefits for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily related to the increased staffing costs associated with the new staff and offices associated with the PWMG and DTC acquisitions, as well as annual salary increases and increased health care costs. Also contributing to the increase in non-interest expense was the $823 thousand increase in due diligence and merger-related expenses for the nine months ended September 30, 2012 as compared to the same period in 2011. These due diligence and merger-related expenses were partly related to the DTC acquisition, as well as the pending First Bank of Delaware transaction, scheduled to be completed in the fourth quarter of 2012. Amortization of intangible assets for the nine months ended September 30, 2012 increased $770 thousand, or 79.5%, as compared to the same period in 2011, as the intangible assets recorded in both the PWMG and DTC acquisitions began to be amortized. Also, as detailed in the following table, other operating expense increased $2.3 million for the nine months ended September 30, 2012 as compared to the same period in 2011. Contributing to this increase were increases in information technology, loan processing, outsourced services, temporary help and recruiting and deferred compensation expense.

The following table provides details of other operating expenses for the three and nine months ended September 30, 2012 and 2011:

Components of other operating expenses:

	Three Months Ended September 30,		Nine months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Information technology	$638	$407	$1,542	$1,100
Loan processing	398	345	1,139	819
Other taxes	248	81	889	655
Temporary help and recruiting	312	121	748	402
Telephone	171	137	486	361
Travel and entertainment	133	113	392	337
Stationary and supplies	120	122	392	355
Postage	108	105	322	323
Director fees	109	101	326	299
Investment portfolio maintenance	58	109	203	236
Dues and subscriptions	86	68	234	215
Insurance	72	59	214	178
Deferred compensation expense	120	(312)	256	(61)
Outsourced services	120	43	274	87
Miscellaneous other expense	696	471	1,527	1,360

Other operating expense	$3,389	$1,970	$8,944	$6,666

INCOME TAXES

Income tax expense for the three months ended September 30, 2012 was $2.9 million as compared to $2.2 million for the same period in 2011. The effective tax rate for the three months ended September 30, 2012 was 34.7% as compared to 29.7% for the same period in 2011. The change in the effective tax rate for the three months ended September 30, 2012, as compared to the rate for the same period in 2011, was primarily due to an adjustment in 2011 to the estimated tax liability upon completion of the Corporation’s 2010 federal income tax return. This adjustment was recorded during the three months ended September 30, 2011.

Income tax expense for the nine months ended September 30, 2012 was $8.4 million as compared to $6.9 million for the same period in 2011. The effective tax rate for the nine months ended September 30, 2012 was 34.6% as compared to 32.1% for the same period in 2011. The change in the effective tax rate for the nine months ended September 30, 2012, as compared to the rate for the same period in 2011, was primarily due to a reduction in the capital loss carry-forward benefit recognized, a lower level of tax-free income, and a $2.7 million increase in pre-tax income between periods, as well as the adjustment mentioned above.

BALANCE SHEET ANALYSIS

Total assets were $1.81 billion as of September 30, 2012, an increase of $41.2 million or 2.3% from $1.77 billion, as of December 31, 2011. Available for sale investments increased $42.8 million, or 15.6%, interest bearing deposits with banks decreased $33.8 million, or 58.9%, total deposits increased $16.2 million, or 1.2%, and FHLB advances and other borrowings increased $7.6 million, or 5.2% between the two dates.

Loans and Leases

The table below compares the portfolio loans and leases outstanding at September 30, 2012 to December 31, 2011:

	September 30, 2012		December 31, 2011		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$472,354	35.9%	$419,130	32.4%	$53,224	12.7%
Home equity lines & loans	195,315	14.9%	207,917	16.0%	(12,602)	(6.1)%
Residential mortgage	301,054	22.9%	306,478	23.7%	(5,424)	(1.8)%
Construction	22,161	1.7%	52,844	4.1%	(30,683)	(58.1)%
Commercial and industrial	274,351	20.9%	267,204	20.6%	7,147	2.7%
Consumer	17,342	1.3%	11,429	0.9%	5,913	51.7%
Leases	31,136	2.4%	30,390	2.3%	746	2.5%

Total portfolio loans and leases	1,313,713	100.0%	1,295,392	100.0%	18,321	1.4%
Loans held for sale	3,420		1,588		1,832	115.4%

Total loans and leases	$1,317,133		$1,296,980		$20,153	1.6%

Overall, loans and leases increased by $20.2 million, or 1.6%, as of September 30, 2012 as compared to December 31, 2011. The portfolio experienced a $53.2 million, or 12.7%, increase in commercial mortgage loans, which was substantially offset by declines of $30.7 million, $12.6 million and $5.4 million in construction, home equity loans and lines, and residential mortgage loans. The significant decrease in construction loan balances was a function of two large, scheduled payoffs which totaled $20.8 million, along with continued runoff as builders sell their finished projects and pay down balances.

Home equity loans and lines of credit continue to payoff, as borrowers take advantage of the low interest rates to lock into fixed rate mortgage products. Residential mortgage loans declined as fewer new originations are retained in portfolio.

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

Cash and Investment Securities

As of September 30, 2012, liquidity remained strong as the Corporation had $16.8 million of cash balances at the Federal Reserve and $6.8 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Available for sale investment securities as of September 30, 2012 totaled $316.6 million, as compared to $273.8 million as of December 31, 2011, as cash inflows from deposit increases, Federal Home Loan Bank borrowings as well as idle cash balances were utilized to fund investment purchases. The $42.8 million increase in available for sale investment securities during the nine months ended September 30, 2012 was largely concentrated in the mortgage-related and municipal segments of the portfolio, which increased $31.6 million and $11.0 million, respectively, between December 31, 2011 and September 30, 2012. The Corporation remains focused on investments that provide an attractive yield, have strong credit quality and limit extension risk. However, as the nation’s economic recovery continues to be lukewarm and interest rates remain low, the Corporation does not believe it is prudent to extend the average life of the investment portfolio in order to obtain higher-yielding investments.

Deposits and Borrowings

Deposits and borrowings as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011		Change
(dollars in millions)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest bearing checking	$226,206	16.2%	$233,562	16.9%	$(7,356)	(3.1)%
Money market	493,829	35.3%	393,729	28.5%	100,100	25.4%
Savings	132,402	9.5%	130,613	9.5%	1,789	1.4%
Wholesale non-maturity deposits	37,458	2.7%	65,173	4.7%	(27,715)	(42.5)%
Wholesale time deposits	9,942	0.7%	23,550	1.7%	(13,608)	(57.8)%
Time deposits	171,498	12.2%	209,333	15.1%	(37,835)	(18.1)%

Interest-bearing deposits	1,071,335	76.6%	1,055,960	76.4%	15,375	1.5%
Non-interest-bearing deposits	327,214	23.4%	326,409	23.6%	805	0.2%

Total deposits	$1,398,549	100.0%	$1,382,369	100.0%	$16,180	1.2%

	September 30, 2012		December 31, 2011		Change
(dollars in millions)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$19,029	10.0%	$12,863	7.0%	$6,166	47.9%
FHLB advances and other borrowings	155,416	82.1%	147,795	80.7%	7,621	5.2%
Subordinated debentures	15,000	7.9%	22,500	12.3%	(7,500)	(33.3)%

Borrowed funds	$189,445	100.0%	$183,158	100.0%	$6,287	3.4%

Average total interest-bearing deposits for the three months ended September 30, 2012 were $1.08 billion, an increase of $25.2 million as compared to the same period in 2011. Average total interest-bearing deposits for the nine months ended September 30, 2012 were $1.07 billion, an increase of $23.2 million as compared to the same period in 2011. Total deposits as of September 30, 2012 increased $16.2 million from the levels present as of December 31, 2011. Primarily contributing to this increase was a $100.1 million, or 25.4%, increase in money market. These increases were substantially offset by decreases in nearly all other deposit types between the two dates. Non-interest bearing deposits as a percentage of total deposits remained relatively unchanged, at 23.4% of total deposits as of both September 30, 2012 as compared to 23.6% as of December 31, 2011.

During the three months ended September 30, 2012, the Corporation took strategic steps to reduce certain of its higher rate interest-bearing liabilities by electing to prepay $7.5 million of subordinated debentures bearing 6.22% interest and a $1.9 million commercial mortgage loan bearing 5.50% interest, incurring $188 thousand in prepayment penalties.

Capital

Consolidated shareholder’s equity of the Corporation was $201.3 million or 11.1% of total assets as of September 30, 2012, as compared to $184.4 million or 10.4% of total assets as of December 31, 2011. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2012 and December 31, 2011:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2012:
Total (Tier II) capital to risk weighted assets
Corporation	$188,357	13.74%	$137,135	10.00%
Bank	192,772	14.09%	136,785	10.00%
Tier I capital to risk weighted assets
Corporation	159,616	11.64%	82,281	6.00%
Bank	164,031	11.99%	82,071	6.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	159,616	8.98%	88,881	5.00%
Bank	164,031	9.23%	88,829	5.00%
Tangible common equity to tangible assets
Corporation	151,367	8.58%
Bank	155,782	8.85%
December 31, 2011:
Total (Tier II) capital to risk weighted assets
Corporation	$187,913	13.74%	$136,795	10.00%
Bank	195,785	14.35%	136,451	10.00%
Tier I capital to risk weighted assets
Corporation	152,637	11.16%	82,077	6.00%
Bank	160,509	11.76%	81,870	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	152,637	8.89%	85,888	5.00%
Bank	160,509	9.35%	85,835	5.00%
Tangible common equity to tangible assets
Corporation	141,676	8.19%
Bank	149,549	8.66%

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank. However, the proposed rules approved by the Federal Reserve on June 7, 2012, related to the Basel III regulatory capital reforms, which are discussed below under the heading, “Regulatory Measures and Pending Legislation,” may have a material effect on liquidity, capital resources or operations of the Corporation.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the nine months ended September 30, 2012, the Corporation issued 106,737 shares and raised $2.1 million through the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	9/30/2012	% Unused	12/31/2011	% Unused	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$550.0	76.6%	$514.7	78.3%	35.3	6.9%
Federal Reserve Bank of Philadelphia	65.3	100.0%	67.5	100.0%	(2.2)	(3.3)%
Fed Funds Lines (six banks)	58.0	90.6%	64.0	100.0%	(6.0)	(9.4)%
Revolving line of credit with correspondent bank	1.6	53.3%	3.0	100.0%	(1.4)	(46.7)%

	674.9	79.3%	$649.2	82.0%	25.7	4.0%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Bank’s Board of Directors.

The Corporation has an agreement with Promontory Interfinancial Network LLC to provide up to $40 million of Insured Network Deposits from broker dealers priced at the effective Federal Funds rate plus 20 basis points. As of September 30, 2012 and December 31, 2011, the Corporation had deposit balances of $32.3 million and $60.0 million, respectively, from this source which are reported on the balance sheet as wholesale non-maturity deposits.

The Corporation has an agreement with IDC to provide up to $5 million of money market deposits at an agreed upon rate currently 0.55%. The Corporation had balances of $5.2 million and $5.1 million as of September 30, 2012 and December 31, 2011, respectively, under this program which are reported on the balance sheet as wholesale non-maturity deposits.

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

The Wealth Management segment, as discussed in the Non-interest Income section of Management’s Discussion and Analysis of Results of Operation and Financial Condition recorded a pre-tax segment profit (“PTSP”) of $2.6 million for the three months ended September 30, 2012, as compared to PTSP of $2.0 million for the same period in 2011. The Wealth Management segment provided 31.8% and 26.9% of the Corporation’s pre-tax profit for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, the Wealth Management segment provided PTSP of $7.1 million as compared to PTSP of $5.2 million for the same period in 2011. The Wealth Management segment provided 29.2% and 24.2% of the Corporation’s pre-tax profit for the nine months ended September 30, 2012 and 2011, respectively. The increases in PTSP for the Wealth Management segment for the three and nine month periods ended September 30, 2012, as compared to the same periods in 2011 are largely the result of the acquisitions of PWMG and DTC.

The Banking Segment recorded a PTSP of $5.7 million for the three months ended September 30, 2012, as compared to $5.4 million for the same period in 2011. The Banking segment provided 68.2% and 73.1% of the Corporation’s pre-tax profit for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, the Banking segment provided PTSP of $17.2 million as compared to PTSP of $16.3 million for the same period in 2011. The Banking segment provided 70.8% and 75.5% of the Corporation’s pre-tax profit for the nine months ended September 30, 2012 and 2011, respectively.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2012 were $349.1 million, as compared to $353.0 million at December 31, 2011.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2012 amounted to $19.9 million, as compared to $20.5 million at December 31, 2011.

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

Contractual Cash Obligations of the Corporation as of September 30, 2012:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$1,179.7	$1,179.7	$0	$0	$0
Wholesale and time deposits	218.9	174.3	33.7	10.8	0.1
Subordinated debentures	15.0	0	0	0	15.0
Short-term borrowings	19.0	19.0	0	0	0
FHLB advances and other borrowings	155.5	43.6	37.3	53.0	21.6
Operating leases	40.0	2.3	4.1	3.9	29.7
Purchase obligations	9.5	2.6	4.4	1.8	0.7
Non-discretionary pension contributions	0.3	0.3	0	0	0

Total	$1,637.9	$1,421.8	$79.5	$69.5	$67.1

Other Information

Regulatory Matters and Pending Legislation

On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The comment period for the proposed rules has ended and a final ruling is pending.

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

Effects of Government Monetary Policies

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the third quarter of 2012 (1) :

Period	Total Number of Shares Purchased by the Corporation’s Deferred Compensation Plans’ Trusts(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2012 – July 31, 2012	1,155	0	$20.87	195,705
August 1, 2012 – August 31, 2012	0	0	$0	195,705
September 1, 2012 – September 30, 2012	0	0	$0	195,705

Total	1,155	0	$20.87	195,705

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program are accomplished in open market transactions.
(2)	On July 2, 2012, 1,155 shares were purchased by the Corporation’s deferred compensation plans’ trusts through open market transactions.

As of September 30, 2012, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description and References
2.1	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

2.2	Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.3	Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.4	Stock Purchase Agreement, dated as of February 3, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on February 7, 2012

2.5	Purchase and Assumption Agreement, dated as of April 27, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 2, 2012

2.6	Amendment to Stock Purchase Agreement, dates as of May 15, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 18, 2012

2.7	Amendment to Purchase and Assumption Agreement, dated as of October 12, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with the SEC on October 18, 2012

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

Exhibit No.	Description and References

10.2**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.3*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.4*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.7*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.8**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.9**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.10*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.16**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.17*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.18*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.19	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

Exhibit No.	Description and References

10.20**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.21	Placement Agency Agreement dated as of May 13, 2010, among Bryn Mawr Bank Corporation, Stifel Nicolaus & Company, Incorporation, Keefe, Bruyette & Woods, Inc., and Boenning & Scattergood, Inc., incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.22	Form of Purchase Agreement relating to May 2010 Registered Direct Offering, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on May 14, 2010

10.23	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.24	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.25*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between The Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.26*	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.27	Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, filed with the SEC on Form 8-K filed with the SEC on October 4, 2011

10.28	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

10.29	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.33 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, furnished herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, furnished herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, furnished herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, furnished herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, furnished herewith

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

Bryn Mawr Bank Corporation

Date: November 9, 2012	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: November 9, 2012	By:	/S/ J. DUNCAN SMITH
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