Form 10-K
period 2012-12-31
BRYN MAWR BANK CORP
filed 2013-03-15
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to

Commission file number 0-15261.

BRYN MAWR BANK CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2434506
(State of other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania	19010
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (610) 525-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1 par value)	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (& 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $271,961,320 on June 30, 2012 based on the price at which our common stock was last sold on that date.*

As of March 4, 2013, there were 13,484,691 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Definitive Proxy Statement of Registrant to be filed with the Commission pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on April 25, 2013 (“2013 Proxy Statement”), as indicated, are incorporated by reference in Part III hereof.

*	Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405.

Form 10-K

Bryn Mawr Bank Corporation

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

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 19 full-service branches and seven Life Care Community offices throughout Montgomery, Delaware and Chester counties of Pennsylvania. The Corporation’s common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

WEBSITE DISCLOSURES

The Corporation makes available, free of charge, through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained on the Corporation’s website at www.bmtc.com by following the link, “About Us,” followed by “Investor Relations.” The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K. Further copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

OPERATIONS

•	Bryn Mawr Bank Corporation

The Corporation has no active staff as of December 31, 2012. The Corporation holds the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ, the SEC and other regulatory agencies.

As of December 31, 2012, the Corporation and its subsidiaries had 390 full time and 42 part time employees, totaling 411 full time equivalent staff.

ACTIVE SUBSIDIARIES OF THE CORPORATION

The Corporation has three active subsidiaries which provide various services as described below:

•	Lau Associates

Lau Associates LLC, acquired in July of 2008, is a nationally recognized independent, family office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau

Associates employees numbered thirteen full time and one part time as of December 31, 2012, and are included in the Corporation’s employment numbers. Lau Associates LLC is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company of Delaware

The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) began operations as a limited purpose trust company in the fourth quarter of 2008. BMTC-DE is located in Greenville, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. BMTC-DE employed one full-time and one part time employee as of December 31, 2012. BMTC-DE employees are included in the Corporation’s employment numbers. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the origination of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust administration and other related fiduciary services, custody services, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax services, financial planning and brokerage services. As of December 31, 2012, the market value of assets under management, administration, supervision and asset management/ brokerage by the Bank’s Wealth Management Division was $6.663 billion.

The Bank presently has 19 full-service branch offices and seven Life Care Community locations. See the section titled “COMPETITION” later in this item for additional information.

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

BMTS’s primary market area is located in southeastern Pennsylvania. BMTS is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. BMTS had no employees as of December 31, 2012.

•	BMT Mortgage Services, Inc.

BMT Mortgage Services, Inc. (“BMTM”) began operations in February, 2006. BMTM is a member in BMT Mortgage Company, LLC, which was established in 2006 to provide mortgage services to customers of the Keller Williams Bryn Mawr, PA office. Under the terms of the operating agreement, BMTM has a 40% interest in BMT Mortgage Company, LLC, will perform certain accounting and administrative functions, and will process certain mortgage applications for a fee. BMTM is a wholly-owned subsidiary of the Bank.

•	Bryn Mawr Equipment Finance, Inc.

Bryn Mawr Equipment Finance, Inc. (“BMEF”) (formerly BMT Leasing, Inc.), a Delaware corporation registered to do business in Pennsylvania, began operations in September 2006. BMEF is a small-ticket equipment financing company servicing customers nationwide from its Bryn Mawr location. BMEF is a wholly-owned subsidiary of the Bank and had eight employees as of December 31, 2012. BMEF employees are included in the Corporation’s employment numbers above. BMEF changed its name from BMT Leasing, Inc. in the first quarter of 2012.

BUSINESS COMBINATIONS

The Corporation and its subsidiaries engaged in the following business combinations since January 1, 2008

•	First Bank of Delaware

On November 17, 2012 the Corporation acquired $70.3 million of deposits, $76.6 million of loans and a branch location from First Bank of Delaware (“FBD”). The cash consideration paid by the Corporation was $10.6 million.

•	Davidson Trust Company

On May 25, 2012, the Corporation acquired the Davidson Trust Company (“DTC”) for cash and contingent cash consideration of $10.5 million. The acquisition of DTC increased the Corporation’ wealth management assets under management by approximately $1.0 billion.

•	Private Wealth Management Group of the Hershey Trust Company

On May 27, 2011, the Corporation acquired the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) for stock, cash and contingent cash consideration of $18.4 million. The acquisition of DTC increased the Corporation’ wealth management assets under management by approximately $1.1 billion.

•	First Keystone Financial Inc.

On July 1, 2010, the merger of First Keystone Financial, Inc. (“FKF”) with and into the Corporation and the two step merger of FKF’s wholly-owned subsidiary, First Keystone Bank with and into the Bank, were completed. The 85% stock and 15% cash transaction was valued at $31.3 million and increased the assets of the corporation by $490 million.

•	Lau Associates

On July 15, 2008, the Corporation acquired JNJ Holdings LLC (“JNJ”), Lau Associates LLC (“Lau”) and Lau Professional Services LLC (“Lau Professional” and together with Lau and JNJ, “Lau Associates”). Lau Associates was a nationally recognized independent, family office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. The cash and contingent cash consideration paid totaled $15.2 million. The acquisition of Lau Associates increased the Corporation’s wealth management assets under management by approximately $500 million.

SOURCES OF THE CORPORATION’S REVENUE

•	Continuing Operations

See Note 29, Segment Information, in the Notes to the Consolidated Financial Statements located in this Annual Report on Form 10-K for additional information. The Corporation had no discontinued operations in 2010, 2011 or 2012.

FINANCIAL INFORMATION ABOUT SEGMENTS

The financial information concerning the Corporation’s business segments is incorporated by reference to this Annual Report on Form 10-K in the section captioned Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 29, Segment Information in the Notes to Consolidated Financial Statements.

COMPETITION

The Corporation and its subsidiaries, including the Bank, compete for deposits, loans and wealth management services in Delaware, Montgomery, Chester and Philadelphia counties in southeastern Pennsylvania and New Castle county in Delaware. The Corporation has a significant presence in the affluent Philadelphia suburbs along the Route 30 corridor, also known as the “Main Line”. The Corporation has 19 full-service branches and seven Life Care Community offices.

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

The acquisition of Lau Associates in July 2008 and the formation of BMTC-DE allowed the Corporation to establish a presence in the State of Delaware, where it competes for wealth management business. The November 2012 acquisition of certain loan and deposit accounts and a branch location from First Bank of Delaware enabled the Corporation to further expand its banking segment in the state of Delaware by establishing a full-service branch along the Route 202 corridor.

The acquisition FKF in 2010 expanded the Corporation’s footprint significantly into Delaware County, Pennsylvania, and the acquisition of PWMG in 2011 enabled the Wealth Management Division to extend into central Pennsylvania by continuing to operate the former PWMG offices located in Hershey, Pennsylvania. The May 2012 acquisition of DTC has allowed the Corporation to further expand its range of services and bring deeper market penetration in our core market area.

In addition, BMEF competes on a national level for its leasing customers.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The geographic information required by Item 101(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, is impracticable for the Corporation to calculate; however, the Corporation does not believe that a material amount of revenues in any of the last three years was attributable to customers outside of the United States, nor does it believe that a material amount of its long-lived assets, in any of the past three years, was located outside of the United States.

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

In addition, the Federal Reserve Board may issue cease-and-desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve Board also regulates certain debt obligations and changes in control of bank holding companies.

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

•	Federal Reserve Board and Pennsylvania Department of Banking Securities Regulations

The Corporation’s Pennsylvania state chartered bank, The Bryn Mawr Trust Company, is regulated and supervised by the Pennsylvania Department of Banking Securities (the “Department of Banking”) and subject to regulation by The Federal Reserve Board and the FDIC. The Department of Banking and the Federal Reserve Board regularly examine the Bank’s reserves, loans, investments, management practices and other aspects of its operations and the Bank must furnish periodic reports to these agencies. The Bank is a member of the Federal Reserve System.

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

The regulations of the Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s 2013 net income plus its net retained earnings for the previous two years. As of December 31, 2012, this amount was approximately $18.6 million plus net income earned in 2013. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

On October 24, 2012, Pennsylvania enacted three new laws known as the “Banking Law Modernization Package,” all of which became effective on December 24, 2012. The intended goal of the new law, which applies to the Bank, is to modernize Pennsylvania’s banking laws and to reduce regulatory burden at the state level where possible, given the increased regulatory demands at the federal level as described below.

The new law also permits banks to disclose formal enforcement actions initiated by the Pennsylvania Department of Banking and Securities, clarifies that the Department has examination and enforcement authority over subsidiaries as well as affiliates of regulated banks and bolsters the Department’s enforcement authority over its regulated institutions by clarifying its ability to remove directors, officers and employees from institutions for violations of laws or orders or for any unsafe or unsound practice or breach of fiduciary duty. Changes to existing law also allow the Department to assess civil money penalties of up to $25,000 per violation.

The new law also sets a new standard of care for bank officers and directors, applying the same standard that exists for non-banking corporations in Pennsylvania. The standard is one of performing duties in good faith, in a manner reasonably believed to be in the best interests of the institutions and with such care, including reasonable inquiry, skill and diligence, as a person of ordinary prudence would use under similar circumstances. Directors may rely in good faith on information, opinions and reports provided by officers, employees, attorneys, accountants, or committees of the board, and an officer may not be held liable simply because he or she served as an officer of the institution.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the fourth quarter of 2012 was an annual rate of 0.66 basis points, which resulted in approximately $106 thousand FICO assessment payment by the Bank in 2012.

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

In November 2012, the Federal Reserve delayed the January 2013 effective date of Basel III’s proposed bank capital buffer rules, and did not provide a substitute date for effectiveness. This U.S. Regulator approved proposal would substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act .

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

Federal banking law mandates certain “prompt corrective actions,” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership. The Bank is currently regarded as “well capitalized” for regulatory capital purposes. See Note 26 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the Bank’s and Corporation’s regulatory capital ratios.

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

Not all of the provisions of the Dodd-Frank Act are not yet effective, and the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on the Corporation and the Bank. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us.

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

Increases in FDIC insurance premiums may adversely affect the Corporation’s earnings

In response to the impact of economic conditions since 2008 on banks generally and on the FDIC deposit insurance fund, the FDIC changed its risk-based assessment system and increased base assessment rates. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. In February 2011, as required under the Dodd-Frank Act, the FDIC issued a ruling pursuant to which the assessment base against which FDIC assessments for deposit insurance are made will change. Instead of FDIC insurance assessments being based upon an insured bank’s deposits, FDIC insurance assessments are now generally based on an insured bank’s total average assets minus average tangible equity. With this change, the Corporation expects that its overall FDIC insurance cost will decline. However, a change in the risk categories applicable to the Corporation’s bank subsidiaries, further adjustments to base assessment rates and any special assessments could have a material adverse effect on the Corporation.

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

Federal Home Loan Bank of Pittsburgh continues to monitor its financial performance

On December 23, 2008, the FHLB announced that it would voluntarily suspend the payment of dividends and the repurchase of excess capital stock until further notice. The FHLB expected its ability to pay dividends and add to retained earnings to be significantly curtailed due to low short-term interest rates, an increased cost of maintaining liquidity, other-than-temporary impairment charges, and constrained access to debt markets at attractive rates. Capital stock repurchases from member banks are reviewed on a quarterly basis by the FHLB, and only limited repurchases are expected to occur until further notice. On February 21, 2013, the FHLB declared a dividend equal to 0.32% annualized as well as the repurchase of excess capital stock from member banks. The FHLB continues to monitor its financial performance, retained earnings and other relevant information as a basis for determining future dividends and excess capital repurchases. As of December 31, 2012, the Corporation held $10.8 million of FHLB capital stock.

The steadiness of other financial institutions could have detrimental effects on our routine funding transactions

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

Financial turmoil may increase our other-than-temporary-impairment (“OTTI”) charges

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

If sufficient wholesale funding to support earning asset growth is unavailable, the Corporation’s net income may decrease

The Corporation recognizes the need to grow both wholesale and non-wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been funded with various forms of wholesale funding which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2012 represents approximately 12.1% of total funding compared with approximately 18.3% at December 31, 2011 and 21.5% at December 31, 2010. Wholesale funding generally costs more than deposits generated from the Corporation’s traditional branch system and is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

In the absence of wholesale funding sources, the Corporation might need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans or leases. This in turn might reduce future net income of the Corporation.

The amount loaned to us is generally dependent on the value of the collateral pledged and the Corporation’s financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns, or if further disruptions in the capital markets occur. Any change or termination of our borrowings from the FHLB, the Federal Reserve or correspondent banks would have an adverse affect on our liquidity and profitability.

The capital and credit markets remain volatile and could cause the price of our stock to fluctuate

The capital and credit markets have been experiencing volatility for the past few years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. If the level of market volatility worsens, we could experience a material adverse effect on our business, financial condition and results of operations and/or our ability to access capital. Several factors could cause the market price for our common stock to fluctuate substantially in the future, including without limitation:

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

A return to recessionary conditions or status quo in the current economic environment could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in 2008 that followed a national home price peak in mid-2006, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was last downgraded by Standard & Poor’s in August 2011), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy. Additionally, although the so-called “fiscal cliff” was averted in early 2013, Congress and the President still need to resolve issues with respect to the U.S. government’s debt ceiling and other budgetary and spending matters. Uncertainty as to whether these issues can be resolved or how effective a resolution might be increases the risk of slower economic growth. The nature and ultimate resolution of these issues, or a failure to achieve a timely and effective resolution, may further adversely affect the U.S. economy through possible consequences including further downgrades in the ratings for U.S. Treasury securities, government shutdowns, or substantial spending cuts resulting from sequestration. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds, commonly referred to as the Volker Rule. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

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

Rapidly changing interest rate environment could reduce the Corporation’s net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of the Corporation. As interest rates change, net interest income is affected. Rapidly changing interest rates in the future could result in interest expense increasing faster than interest income because of divergence in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration by the Wealth Management Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A section of this Annual Report on Form 10-K for additional details regarding interest rate risk.

Provision for loan and lease losses and level of non-performing loans may need to be modified in connection with internal or external changes

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

Decreased residential mortgage origination, volume and pricing decisions of competitors could affect our net income

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

Economic troubles may negatively affect our leasing business

The Corporation’s leasing business which began operations in September 2006, consists of nation-wide leasing various types of equipment to businesses with an average original equipment cost of approximately $21 thousand per lease. Continued economic sluggishness may result in higher credit losses than we would experience in our traditional lending business, as well as potential increases in state regulatory burdens such as state income taxes, personal property taxes and sales and use taxes.

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

Environmental risk associated with our lending activities could affect our results of operations and financial condition

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

Technological systems failures, interruptions and security breaches could negatively impact our operations

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

Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value

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

Our acquisition activities could involve a number of additional risks, including the risks of:

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

There is no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions. Our inability to overcome these risks could have an adverse effect on our levels of reported net income, ROE and ROA, and our ability to achieve our business strategy and maintain our market value.

Attractive acquisition opportunities may not be available to us in the future which could limit the growth of our business

We may not be able to sustain a positive rate of growth or be able to expand our business. We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals for a transaction, we will not be able to consummate such transaction which we believe to be in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Other factors, such as economic conditions and legislative considerations, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.

The financial services industry is very competitive, and such competition could affect our operating results

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

Downgrades in U.S. government and federal agency securities could adversely affect the Corporation

In addition to causing economic and financial market disruptions, any downgrades in U.S. government and federal agency securities, or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect profitability. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans the bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans.

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

As of December 31, 2012, the Corporation owns or leases 19 full-service branch locations, seven limited-service Life Care Community branches and eight other office properties which serve as administrative offices.

The total minimum cash lease payments for office, branch office (including ground leases) and life care community locations amounts to $254 thousand per month.

The following table details the Corporation’s properties and deposits as of December 31, 2012:

Property Address	Owned/Leased	Net Book Value as of December 31, 2012 (dollars in thousands)	Total Deposits as of December 31, 2012 (dollars in thousands)
Full Service Branches:
801 Lancaster Ave., Bryn Mawr, PA 19010*	Owned	$5,066	$675,979
50 W. Lancaster Ave., Ardmore, PA 19003	Leased	2,291	97,283
5000 Pennell Rd., Aston, PA 19014	Leased	423	23,597
135 E. City Avenue, Bala Cynwyd, PA 19004	Leased	2,235	4
3218 Edgemont Ave., Brookhaven, PA 19015	Owned	726	59,169
US Rts. 1 and 100, Chadds Ford, PA 19317	Leased	57	28,216
23 E. Fifth St., Chester, PA 19013	Leased	87	27,113
31 Baltimore Pk., Chester Heights, PA 19017	Leased	459	51,974
237 N. Pottstown Pk., Exton, PA 19341	Leased	794	57,042
18 W. Eagle Rd., Havertown, PA 19083	Owned	1,160	77,281
106 E. Street Rd., Kennett Square, PA 19348	Leased	534	23,338
22 W. State St., Media, PA 19063	Owned	3,377	63,739
3601 West Chester Pk., Newtown Square, PA 19073	Leased	1,124	50,858
39 W. Lancaster Ave., Paoli, PA 19301	Owned	1,519	67,217
330 Dartmouth Ave., Swarthmore, PA 19081	Owned	728	50,733
849 Paoli Pk., West Chester, PA 19380	Leased	1,374	36,852
330 E. Lancaster Ave., Wayne, PA 19087	Owned	1,290	124,605
One Tower Bridge, West Conshohocken, PA 19428	Leased	4	20,784
1000 Rocky Run Parkway, Wilmington, DE 19803	Leased	569	65,977
Life Care Community Offices:
601 N. Ithan Ave., Bryn Mawr, PA 19010	Leased	—	5,183
1400 Waverly Rd, Gladwyne, PA 19035	Leased	—	4,226
3300 Darby Rd., Haverford, PA 19041	Leased	—	6,065
11 Martins Run, Media, PA 19063	Leased	—	3,696
535 Gradyville Rd., Newtown Square, PA 19073	Leased	—	9,511
404 Cheswick Pl., Bryn Mawr, PA 19010	Leased	—	3,272
1615 E. Boot Rd., West Chester, PA 19380	Leased	—	968
Other Administrative Offices:
2, 6 S. Bryn Mawr Ave., Bryn Mawr, PA 19010	Leased	532	Not applicable
10 S. Bryn Mawr Ave., Bryn Mawr, PA 19010***	Owned	814	Not applicable
4093 W. Lincoln Hwy., Exton, PA 19341**	Leased	—	Not applicable
16 Campus Blvd., Newtown Square, PA 19073**	Leased	—	Not applicable
322 E. Lancaster Ave., Wayne, PA 19087	Owned	2,575	Not applicable
1 West Chocolate Avenue, Hershey, PA 17033***	Leased	10	Not applicable
20 Montchanin Rd, Suite 185 Greenville, DE 19807**	Leased	—	Not applicable
20 North Waterloo Rd, Devon PA 19380***	Leased	101	Not applicable
Subsidiary Offices:
Lau Associates—20 Montchanin Rd, Suite 110, Greenville, DE 19087	Leased	214	Not applicable
BMTC-DE—20 Montchanin Rd, Suite 100 Greenville, DE 19807	Leased	41	Not applicable

Total:		28,104	$1,634,682

*	Corporate headquarters and executive offices

**	Lending office
***	Wealth Management office

ITEM 3.	LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 4.	MINE SAFETY DISCLOSURES

  Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the NASDAQ Stock Market under the symbol BMTC. As of December 31, 2012, there were 577 holders of record of the Corporation’s common stock.

•	Range of Market Prices of Common Stock and Cash Dividends

	2012			2011
	High Bid	Low Bid	Dividend Declared	High Bid	Low Bid	Dividend Declared
1st Quarter	$22.88	$19.40	$0.16	$21.45	$16.85	$0.15
2nd Quarter	$22.67	$19.90	$0.16	$21.24	$19.11	$0.15
3rd Quarter	$22.99	$20.61	$0.16	$21.06	$16.02	$0.15
4th Quarter	$22.90	$19.97	$0.16	$19.76	$15.19	$0.15

The information regarding dividend restrictions is set forth in Note 25 – “Dividend Restrictions” in the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

•	Comparison of Cumulative Total Return Chart

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2012, with (1) the Total Return for the NASDAQ Market Index; (2) the Total Return Index for SNL Bank and Thrift Index; and (3) the Total Return Index for SNL Mid-Atlantic Bank Index . This comparison assumes $100.00 was invested on December 31, 2007, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Total Return Summary
	For The Twelve Months Ended December 31,
	2007	2008	2009	2010	2011	2012
Bryn Mawr Bank Corporation	$100.00	$90.07	$69.83	$83.45	$96.15	$113.21
NASDAQ Market Index	$100.00	$60.02	$87.24	$103.08	$102.26	$120.42
SNL Bank and Thrift	$100.00	$57.51	$56.74	$63.34	$49.25	$66.14
SNL Mid-Atlantic Bank	$100.00	$55.09	$57.99	$67.67	$50.82	$68.08

•	Equity Compensation Plan Information

Equity compensation plan information is incorporated by reference to Item 12 of this Annual Report on Form 10-K. Additional information regarding the Corporation’s stock option plans can be found at Note 19 – “Stock Based Compensation” in the accompanying Notes to Consolidated Financial Statements found in this Annual Report on Form 10-K.

•	Issuer Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2012:

Shares Repurchased in the 4th Quarter of 2012 (1) (2)

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1, 2012 – Oct. 31,2012	—	—	—	195,705
Nov. 1, 2012 – Nov. 30, 2012	—	—	—	195,705
Dec. 1, 2012 – Dec. 31, 2012	—	—	—	195,705

Total	—	—	—

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

(2)	In October, November and December 2012, no shares were purchased by the Corporation’s Deferred Compensation Plans through open market transactions by the Corporation’s Wealth Management Division investment personnel.

ITEM 6.	SELECTED FINANCIAL DATA

Earnings	As of or for the Twelve Months Ended December 31,
(dollars in thousands)	2012	2011	2010	2009*	2008*
Interest income	$73,323	$74,562	$64,897	$56,892	$57,934
Interest expense	8,588	11,661	12,646	16,099	20,796

Net interest income	64,735	62,901	52,251	40,793	37,138
Provision for loan and lease losses	4,003	6,088	9,854	6,884	5,596

Net interest income after provision for loan and lease losses	60,732	56,813	42,397	33,909	31,542
Non-interest income	46,386	34,059	29,299	28,470	21,472
Non-interest expense	74,901	61,729	58,206	46,542	38,676

Income before income taxes	32,217	29,143	13,490	15,837	14,338
Income taxes	11,070	9,541	4,444	5,500	5,013

Net Income	$21,147	$19,602	$9,046	$10,337	$9,325

Per Share Data
Weighted-average shares outstanding	13,090,110	12,659,824	10,680,377	8,732,004	8,566,938
Dilutive potential common shares	151,736	82,313	12,312	16,719	34,233

Adjusted weighted-average shares	13,241,846	12,742,137	10,692,689	8,748,723	8,601,171
Earnings per common share:
Basic	$1.62	$1.55	$0.85	$1.18	$1.09
Diluted	$1.60	$1.54	$0.85	$1.18	$1.08
Dividends declared	$0.64	$0.60	$0.56	$0.56	$0.54
Dividends declared per share to net income per basic common share	39.5%	38.7%	65.9%	47.5%	49.5%
Shares outstanding at year end	13,412,690	13,106,353	12,181,247	8,866,420	8,592,259
Book value per share	$15.18	$14.07	$13.14	$11.72	$10.76
Tangible book value per share	$11.08	$10.81	$11.11	$10.40	$9.55
Profitability Ratios
Tax-equivalent net interest margin	3.85%	3.96%	3.79%	3.70%	3.84%
Return on average assets	1.15%	1.13%	0.61%	0.88%	0.89%
Return on average equity	10.91%	11.10%	6.72%	10.55%	10.01%
Non-interest expense to net-interest income and non-interest income	67.4%	63.7%	71.4%	67.2%	66.0%
Non-interest expense to net-interest income and non-interest income	41.7%	35.1%	35.9%	41.1%	36.6%
Average equity to average total assets	10.57%	10.19%	9.02%	8.30%	8.91%
Financial Condition
Total assets	$2,035,885	$1,773,373	$1,730,388	$1,238,821	$1,151,346
Total liabilities	1,832,321	1,588,994	1,570,350	1,134,885	1,058,933
Total shareholders’ equity	203,564	184,379	160,038	103,936	92,413
Interest-earning assets	1,879,412	1,629,607	1,600,125	1,164,617	1,061,139
Portfolio loans and leases	1,398,456	1,295,392	1,196,717	885,739	899,577
Investment securities	318,061	275,258	320,047	208,224	108,329
Goodwill	32,897	24,689	17,659	6,301	4,629
Intangible assets	21,998	18,014	7,064	5,421	5,729
Deposits	1,634,682	1,382,369	1,341,432	937,887	869,490
Borrowings	170,718	183,158	204,724	169,388	169,939
Wealth assets under management, administration, supervision and brokerage	6,663,212	4,831,631	3,412,890	2,871,143	2,146,399
Capital Ratios
Ratio of tangible common equity to tangible assets	7.60%	8.19%	7.93%	7.51%	7.19%
Tier 1 capital to risk weighted assets	11.02%	11.16%	11.21%	9.41%	8.81%
Total regulatory capital to risk weighted assets	12.02%	13.74%	13.62%	12.53%	11.29%
Asset quality
Allowance as a percentage of portfolio loans and leases	1.03%	0.98%	0.86%	1.18%	1.15%
Non-performing loans and leases as a percentage of portfolio loans and leases	1.06%	1.11%	0.79%	0.78%	0.65%

*	Amounts in 2008 and 2009 have not been adjusted to reflect the immaterial effect of the correction of an immaterial accounting error. For more information, refer to Note 1-B in the Notes to Consolidated Financial Statements.

Information related to accounting changes may be found under the caption “New Accounting Pronouncements” at Note 1-W in the accompanying Notes to Consolidated Financial Statements found in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 19 full-service branches and seven limited-hour, retirement community offices throughout Montgomery, Delaware and Chester counties of Pennsylvania and New Castle county in Delaware. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many agencies including the Securities and Exchange Commission (“SEC”), NASDAQ, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and the Pennsylvania Department of Banking. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

During the three years ended December 31, 2012, the Corporation completed the following transactions:

First Bank of Delaware

On November 17, 2012, the acquisition of $70.3 million of deposits, $76.6 million of loans and a branch location from First Bank of Delaware (“FBD”), by the Corporation was completed. The transaction, which was accounted for as a business combination, enabled the Corporation to expand its banking arm into the Delaware market by opening its first full-service branch there, complementing its existing wealth management operations in the state.

Davidson Trust Company

On May 15, 2012, the acquisition of Davidson Trust Company (“DTC”) by the Corporation was completed. The transaction was accounted for as a business combination. The acquisition of DTC initially increased the Corporation’s wealth management division assets under management by $1.0 billion. The structure of the Corporation’s existing wealth management segment allowed for the immediate integration of DTC and was able to take advantage of the various synergies that exist between the two companies.

The Private Wealth Management Group of The Hershey Trust Company

On May 27, 2011, the acquisition of the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) by the Corporation was completed. The transaction was accounted for as a business combination. The acquisition of PWMG initially increased the Corporation’s wealth management division assets under management by $1.1 billion. The acquisition of PWMG allowed the Corporation to establish a presence in central Pennsylvania by maintaining the former PWMG offices in Hershey, Pennsylvania.

First Keystone Financial, Inc.

On July 1, 2010, the merger of First Keystone Financial, Inc. (“FKF”) with and into the Corporation, and the two step merger of FKF’s wholly-owned subsidiary, First Keystone Bank with and into the Bank, were completed.

The transaction was accounted for as a business combination. The merger with FKF, a federally chartered thrift institution with assets of approximately $480 million, enabled the Corporation to increase its regional footprint with the addition of eight full service branch locations, primarily in Delaware County, Pennsylvania. The geographic locations of the acquired branches were such that it was not necessary to close any of the former FKF branches. By expanding into these new areas within Delaware County, Pennsylvania, the Corporation has been able to extend its successful sales culture as well as offer its reputable wealth management products and other value-added services to a wider segment of the region’s population.

Results of Operations

The following is Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements. The Corporation’s consolidated financial condition and results of operations are comprised primarily of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. For more information on the factors that could affect performance, see “Special Cautionary Notice Regarding Forward Looking Statements” on page 57 of this Item.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform the previous years’ financial statements to the current year’s presentation. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ from these estimates.

The allowance for loan and lease losses (the “Allowance”) involves a higher degree of judgment and complexity than other significant accounting policies. The allowance for loan and lease losses is calculated with the objective of maintaining a reserve level believed by the Corporation to be sufficient to absorb estimated probable credit losses. The Corporation’s determination of the adequacy of the allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected loan commitment usage, the amounts and timing of expected future cash flows on impaired loans and leases, value of collateral, estimated losses on consumer loans and residential mortgages and general amounts for historical loss experience. The process also considers economic conditions and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from the Corporation’s estimates, additional provision for loan and lease losses (the “Provision”) may be required that would adversely impact earnings in future periods. See the section of this document titled Asset Quality and Analysis of Credit Risk for additional information.

Other significant accounting policies are presented in Note 1 in the accompanying financial statements. The Corporation’s Summary of Significant Accounting Policies has not substantively changed any aspect of its overall approach in the application of the foregoing policies.

Overview of General Economic, Regulatory and Governmental Environment

Despite the uncertainty surrounding the ultimate outcome of the nation’s remaining budgetary agreement, the general economic outlook is showing slow but steady improvement. Unemployment rates are moving lower and consumer balance sheets have improved to a level of quality not seen since the early 1990’s. Debt levels have been reduced and asset levels recouped much of the losses from the “Great Recession.” Throughout the last four years, consumers have reduced the amount of disposable personal income that has been committed to meeting total financial obligations (auto, mortgage, insurance and taxes) from a historically high level of 19% to slightly below 16% representing the healthiest level in more than 20 years.

The housing market has been showing a gradual improvement over the last few quarters, as measured by new building permits as well as an improvement in new and existing home sales. This improvement has occurred amid a favorable backdrop of historically low mortgage rates. In addition to the forecasted improvement in the housing market, consumer spending on durable goods should also show a marked improvement as we move through the year. Improvement in consumers’ balance sheets has been met by a banking industry now adequately capitalized and willing to make credit available at very attractive rates.

The initial reaction to the “American Taxpayer Relief Act of 2012” has been positive for the markets since many of the individual tax policy uncertainties have been settled. The Bush-era personal income tax rates have been made permanent for those individuals making under $400,000 and capital gains, dividend income, and estate tax rates have been set going forward with unemployment benefits having been extended for another year. However, many uncertainties remain to be addressed in the areas of corporate tax rates and incentives as well as the required governmental spending reductions that will become necessary to reduce the deficit.

The Federal Reserve’s continued efforts to maintain low interest rates during the months ahead, coupled with relatively high unemployment rates and low capacity utilization rates, should continue to contain the underlying inflationary pressure over the near to intermediate term. In the long term however, the magnitude of future inflationary pressure will depend on the government’s resolve in completing the actions that are necessary to restore a climate of fiscal discipline by reducing the size of the fiscal budget deficit. Through the next few years, economic growth is likely to remain under historically average trends given the expected impact of a combination of government spending reductions and revenue increases needed to reduce the level of our ongoing federal deficit. This deleveraging would likely moderate the underlying growth potential of the United States as well as many of the other major economies over the next five to seven years.

Executive Overview

2012 Compared to 2011

Income Statement

The Corporation reported net income of $21.1 million or $1.60 diluted earnings per share for the twelve months ended December 31, 2012, as compared to $19.6 million, or $1.54 diluted earnings per share, for the same period in 2011. Return on average equity (“ROE”) and return on average assets (“ROA”) for the twelve months ended December 31, 2012, were 10.91% and 1.15%, respectively, as compared to 11.08% and 1.14%, respectively, for the same period in 2011. The increase in net income for the twelve months ended December 31, 2012, as compared to the same period in 2011, was largely related to a $12.3 million increase in non-interest income, comprised primarily of increases in wealth management revenue and gains on sale of residential mortgage loans. Also contributing to the net income increase was a $1.8 million increase in net interest income and a $2.1 million decrease in Provision between the periods. These improvements were substantially offset by a $13.2 million increase in non-interest expense and a $1.5 million increase in income tax expense for the twelve months ended December 31, 2012, as compared to the same period in 2011.

The $1.8 million, or 2.9% increase in the Corporation’s tax-equivalent net interest income for the twelve months ended December 31, 2012, as compared to the same period in 2011, was attributed to a $3.1 million, or 26.4%, decrease in tax-equivalent interest expense offset by a $1.2 million, or 1.6%, decrease in tax-equivalent interest income for the twelve months ended December 31, 2012, as compared to the same period in 2011. The Corporation’s tax-equivalent net interest margin declined to 3.85% for the twelve months ended December 31, 2012 from 3.96% for the same period in 2011.

For the twelve months ended December 31, 2012, the provision for loan and lease losses of $4.0 million was a decrease of $2.1 million from the $6.1 million for the same period in 2011. This decrease was partially the result of a $1.3 million, or 35.4%, decline in net loan charge-offs for the twelve months ended December 31, 2012, as compared to the same period in 2011. The decrease in net loan charge-offs was concentrated in the commercial mortgage, leasing and residential mortgage segments of the portfolio.

Non-interest income for the twelve months ended December 31, 2012 was $46.4 million, an increase of $12.3 million, or 36.2%, as compared to the same period in 2011. Largely contributing to the increase in non-interest income was an $8.1 million, or 37.5%, increase in fees for wealth management services, as the additions of PWMG in May 2011 and DTC in May 2012 had a significant impact on wealth management revenue. Augmenting the wealth management revenue increase was a $4.2 million, or 167.6%, increase in the gain on sale of residential mortgage loans for the twelve months ended December 31, 2012, as compared to the same period in 2010. During 2012, the Corporation experienced a surge in the volume of residential mortgage loan originations, as the low interest rate climate spurred on another refinancing boom.

Non-interest expense for the twelve months ended December 31, 2012, was $74.9 million, an increase of $13.2 million, or 21.3%, as compared to the same period in 2011. Contributing to this increase were a $6.3 million increase in salaries and employee benefits and a $2.1 million increase in due diligence and merger-related expenses. During 2012, the Corporation completed two transactions which not only accounted for the due diligence and merger-related expense increase, but also added overhead costs in the form of salaries and employee benefits as well as occupancy costs related to the new employees and facilities.

Balance Sheet

Asset quality remained relatively stable as of December 31, 2012. The allowance for loan and lease losses of $14.4 million was 1.03% of portfolio loans and leases, as of December 31, 2012, as compared to $12.8 million, or 0.98% of portfolio loans and leases, at December 31, 2011. The increase in the Allowance as of December 31, 2012, as compared to December 31, 2011, is reflective of the increase in the balance of loan portfolio between the dates.

Total portfolio loans and leases of $1.40 billion at December 31, 2012 increased $103.1 million, or 8.0%, as compared to $1.30 billion at December 31, 2011. The loan growth was concentrated in the commercial mortgage and commercial and industrial segments of the portfolio and was largely related to the $76.6 million of loans acquired from FBD.

The Corporation’s investment portfolio at December 31, 2012 had a fair market value of $316.6 million, as compared to $273.8 million at December 31, 2011, as cash inflows from maturities, calls and pay downs as well as deposit inflows were reinvested.

Deposits of $1.63 billion, as of December 31, 2012, increased $252.3 million from December 31, 2011. The 18.3% increase was partially the result of the $70.3 million of deposits acquired from FBD, along with significant organic growth concentrated in the money market segment of the portfolio.

2011 Compared to 2010

Income Statement

In general, the differences in the results of operations for the twelve months ended December 31, 2011, as compared to the same period in 2010, were significantly impacted by the July 1, 2010 merger with FKF and the May 27, 2011 acquisition of PWMG. The Corporation reported net income of $19.6 million or $1.54 diluted earnings per share for the twelve months ended December 31, 2011, as compared to $9.0 million, or $0.85 diluted earnings per share, for the same period in 2010. ROE and ROA for the twelve months ended December 31, 2011, were 11.08% and 1.14%, respectively, as compared to 6.72% and 0.61%, respectively, for the same period in 2010. The increase in net income and, in turn, ROE and ROA for the twelve months ended December 31, 2011, as compared to the same period in 2010, was primarily related to a $10.7 million increase in net interest income, a $4.8 million increase in non-interest income and a $3.8 million decrease in Provision. These improvements were partially offset by a $3.5 million increase in non-interest expense and a $5.1 million increase in income tax expense for the twelve months ended December 31, 2011, as compared to the same period in 2010

The $10.4 million, or 19.6% increase in the Corporation’s tax-equivalent net interest income for the twelve months ended December 31, 2011, as compared to the same period in 2010, was largely attributed to a $9.4 million, or 14.3%, increase in tax-equivalent interest income for the twelve months ended December 31, 2011, as compared to the same period in 2010 which was primarily the result of a $209.0 million increase in average portfolio loans between the periods. The Corporation’s tax-equivalent net interest margin increased to 3.96% for the twelve months ended December 31, 2011 from 3.79% for the same period in 2010.

For the twelve months ended December 31, 2011, the provision for loan and lease losses of $6.1 million was a decrease of $3.8 million, or 38.2%, from the $9.9 million for the same period in 2010. This decrease resulted from the $6.4 million, or 63.9%, decline in net loan charge-offs for the twelve months ended December 31, 2011, as compared to the same period in 2010. The decrease in net loan charge-offs was primarily related to the $6.7 million decrease in net charge-offs of commercial and industrial loans between the periods. Increases in non-performing loans, primarily related to two residential construction loan relationships which became non-performing during 2011, required additional Provision, partially offsetting the charge-off declines.

Non-interest income for the twelve months ended December 31, 2011 was $34.1 million, an increase of $4.8 million, or 16.2%, as compared to the same period in 2010. Largely contributing to the increase in non-interest income for the twelve months ended December 31, 2011 was a $6.2 million, or 39.8%, increase in fees for wealth management services. This increase was primarily attributable to the May 27, 2011 acquisition of PWMG, which initially added $1.1 billion to the Corporation’s assets under management, administration, supervision and brokerage. Partially offsetting the increase in wealth management revenues was a $2.2 million decrease in the gain on sale of residential mortgage loans for the twelve months ended December 31, 2011, as compared to the same period in 2010. During 2011, the Corporation experienced a decline in the volume of residential mortgage loan originations, as the refinancing boom of 2010 dropped off and did not continue into 2011. In addition, the Corporation elected to retain a larger portion of the originated residential loans in its portfolio.

Non-interest expense for the twelve months ended December 31, 2011, was $61.7 million, an increase of $3.5 million, or 6.1%, as compared to the same period in 2010. Contributing to this increase were a $4.2 million increase in salaries and benefits expenses, a $1.7 million increase in occupancy-related expenses, a $756 thousand increase in impairment of mortgage servicing rights, a $1.5 million increase in other operating expenses and a $1.0 million increase in intangible asset amortization. These increases were substantially offset by a $5.2 million decrease in due diligence and merger-related expenses between the periods.

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

•	Non-Interest Expense, which consists primarily of salaries and employee benefits, occupancy, intangible asset amortization, professional fees and other operating expenses; and

•	Income Taxes, which include state and federal jurisdictions.

Net Interest Income

Rate/Volume Analyses (Tax-equivalent Basis)*

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the years 2012 as compared to 2011 and 2011 as compared to 2010, allocated by rate and volume. The change in interest income / expense due to both volume and rate has been allocated to changes in volume.

	Year Ended December 31,
(dollars in thousands)	2012 Compared to 2011			2011 Compared to 2010
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$18	$(6)	$12	$(53)	$(11)	$(64)
Investment securities – taxable	306	(1,109)	(803)	559	(304)	255
Investment securities – nontaxable	207	(234)	(27)	(688)	(88)	(776)
Loans and leases	3,384	(3,798)	(414)	11,972	(1,997)	9,975

Total interest income	3,915	(5,147)	(1,232)	11,790	(2,400)	9,390

Interest expense:
Savings, NOW and market rate accounts	444	(1,133)	(689)	646	(645)	1
Wholesale non-maturity deposits	(69)	14	(55)	24	(101)	(77)
Wholesale time deposits	(139)	(94)	(233)	(134)	(196)	(330)
Time deposits	(361)	(417)	(778)	339	(246)	93
Borrowed funds – long-term	88	(1,403)	(1,315)	(859)	179	(680)
Borrowed funds – short-term	5	(8)	(3)	15	(7)	8

Total interest expense	(32)	(3,041)	(3,073)	31	(1,016)	(985)

Interest differential	$3,947	$(2,106)	$1,841	$11,759	$(1,384)	$10,375

*	The tax rate used in the calculation of the tax-equivalent income is 35%.

Analysis of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with tax-equivalent interest income and expense and key rates and yields:

	For the Year Ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$60,389	$127	0.21%	$52,390	$115	0.22%	$73,521	$179	0.24%
Investment securities – available for sale:
Taxable	299,598	4,060	1.36%	281,970	4,868	1.73%	251,318	4,620	1.84%
Tax –Exempt	16,685	302	1.81%	10,239	329	3.21%	27,173	1,105	4.07%

Total investment securities – available for sale	316,283	4,362	1.38%	292,209	5,197	1.78%	278,491	5,725	2.06%
Investment securities – trading	1,431	37	2.59%	1,339	32	2.39%	1,383	25	1.81%
Loans and leases(1)(2)(3)	1,310,883	69,140	5.27%	1,250,071	69,554	5.56%	1,041,109	59,579	5.72%

Total interest-earning assets	1,688,986	73,666	4.36%	1,596,009	74,898	4.69%	1,394,504	65,508	4.70%
Cash and due from banks	12,890			12,078			11,750
Allowance for loan and lease losses	(13,469)			(11,397)			(10,248)
Other assets	144,594			134,996			96,145

Total assets	$1,833,001			$1,731,686			$1,492,151

Liabilities:
Savings, NOW, and market rate accounts	$828,675	2,268	0.27%	$722,850	2,957	0.41%	$594,756	$2,957	0.50%
Wholesale non-maturity deposits	46,815	169	0.36%	67,793	224	0.33%	62,875	301	0.48%
Wholesale time deposits	17,256	88	0.51%	30,429	321	1.05%	38,379	651	1.70%
Time deposits	195,778	1,507	0.77%	232,084	2,285	0.98%	201,947	2,192	1.09%

Total interest-bearing deposits	1,088,524	4,032	0.37%	1,053,156	5,787	0.55%	897,957	6,101	0.68%
Subordinated debentures	18,327	931	5.08%	22,500	1,123	4.99%	22,500	1,129	5.02%
Junior subordinated debentures	—	—	—	11,580	1,050	9.06%	6,076	493	8.13%
Short-term borrowings	13,525	21	0.16%	11,380	25	0.21%	5,838	16	0.28%
FHLB advances and other borrowings	163,888	3,604	2.20%	145,421	3,676	2.53%	177,882	4,907	2.76%

Total interest-bearing liabilities	1,284,264	8,588	0.67%	1,244,037	11,661	0.94%	1,110,253	12,646	1.14%
Non-interest-bearing deposits	329,631			287,553			222,715
Other liabilities	25,242			23,573			24,601

Total non-interest-bearing liabilities	354,873			311,126			247,316

Total liabilities	1,639,137			1,555,163			1,357,569
Shareholders’ equity	193,864			176,523			134,582

Total liabilities and shareholders’ equity	$1,833,001			$1,731,686			$1,492,151

Net interest spread			3.69%			3.75%			3.56%
Effect of non-interest-bearing sources			0.16%			0.21%			0.23%

Net interest income/margin on earning assets		$65,078	3.85%		$63,237	3.96%		$52,862	3.79%

Tax-equivalent adjustment (tax rate 35%)		$343	0.02%		$336	0.02%		$611	0.04%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)	Includes portfolio loans and leases and loans held for sale.
(3)	Interest on loans and leases includes deferred (costs) fees of $(12), $24 and $106

Tax-Equivalent Net Interest Income and Margin 2012 Compared to 2011

The tax-equivalent net interest margin declined 11 basis points to 3.85% for the twelve months ended December 31, 2012, as compared to 3.96%, for the same period in 2011.

Tax-equivalent net interest income for the twelve months ended December 31, 2012 of $65.1 million, was $1.9 million, or 2.9%, higher than the tax-equivalent net interest income of $63.2 million for the same period in 2011. Although the decline in tax-equivalent yield earned on interest-bearing assets outpaced the decline in tax-equivalent rate paid on interest-bearing liabilities, there was a $93.0 million increase in average interest-earning assets, compared to only a $40.2 million increase in average interest-bearing liabilities between the periods.

The significant growth in average interest-bearing assets included a $60.8 million increase in average loans, much of which was the result of loan originations, as opposed to the acquisition of loans from FBD, which occurred midway through the fourth quarter of 2012. In addition, the strategic decision to prepay the Corporation’s $22.5 million of subordinated debt during the third and fourth quarters of 2012 contributed to the reduction in tax-equivalent rate paid on interest-bearing liabilities.

Tax-Equivalent Net Interest Income and Margin 2011 Compared to 2010

The tax-equivalent net interest margin increased 17 basis points to 3.96% for the twelve months ended December 31, 2011, as compared to 3.79%, for the same period in 2010.

Tax-equivalent net interest income for the twelve months ended December 31, 2011, of $63.2 million, was $10.4 million, or 19.6%, higher than the tax-equivalent net interest income of $52.8 million for the same period in 2010. This increase was primarily the result of the $201.5 million increase in average interest-earning assets for the twelve months ended December 31, 2011, as compared to the same period in 2010. The increase in average interest-earning assets was not only related to the assets acquired in the July 1, 2010 merger with FKF, which were present for all of 2011, as opposed to only six months during 2010; it was also the result of the organic loan growth of $98.7 million which occurred during the twelve months ended December 31, 2011.

Partially offsetting the increase in interest-earning assets was the $133.8 million increase in average interest-bearing liabilities for the twelve months ended December 31, 2011, as compared to the same period in 2010. This increase was largely related to the deposits and other borrowings assumed in the FKF merger. During the twelve months ended December 31, 2011, the balance of interest-bearing liabilities declined $24.7 million, as FHLB advances and other borrowings decreased by $12.3 million and the Corporation elected to prepay its $12.0 million of 9.7% junior subordinated debentures, which had been acquired in the merger with FKF. The tax-equivalent average rate paid on interest-bearing liabilities for the twelve months ended December 31, 2011 was 0.94%, a decrease of 20 basis points from 1.14% for the same period in 2010. Largely contributing to this decrease was the 13 basis point decline in tax-equivalent rates paid on interest-bearing deposits, as lower-rate money market deposits and non-interest-bearing deposits replaced the scheduled run-off of higher-rate time and wholesale deposits.

Tax-Equivalent Net Interest Margin – Quarterly Comparison

The tax-equivalent net interest margin and related components for the past five quarters are shown in the table below:

Quarter	Year	Earning-Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest- Bearing Sources	Tax-Equivalent Net Interest Margin
4th	2012	4.27%	0.54%	3.73%	0.13%	3.86%
3rd	2012	4.28%	0.66%	3.62%	0.16%	3.78%
2nd	2012	4.39%	0.72%	3.67%	0.17%	3.84%
1st	2012	4.51%	0.76%	3.75%	0.18%	3.93%
4th	2011	4.59%	0.88%	3.71%	0.20%	3.91%

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

Summary of Interest Rate Simulation

	December 31, 2012
(dollars in thousands)	Estimated Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$6,029	8.23%
+200 basis points	$3,425	4.68%
+100 basis points	$1,203	1.64%
-100 basis points	$(1,817)	(2.48)%

The interest rate simulation above demonstrates that the Corporation’s balance sheet as of December 31, 2012 is asset sensitive, indicating that an increase in interest rates will have a positive impact on net interest income over the next 12 months while a decrease in interest rates will negatively impact net interest income. In the above simulation, net interest income will increase if rates increase 100, 200 or 300 basis points. Because the Corporation’s internal prime loan rate is set, as of December 31, 2012, at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%, a 100 basis point increase in interest rates would have a less significant effect than it would had the Corporation not set this prime rate limit. The 100 basis point decrease scenario shows a $1.82 million, or 2.48%, decrease in net interest income over the next twelve months as many of the Corporation’s liabilities bear rates of interest below 1.00% and therefore would not be able to sustain the entire decrease. The four scenarios are directionally consistent with the December 31, 2011 simulation, but reflect a higher interest income increase and percentage change in net interest income due to the current rate environment.

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

Non-maturity deposits (demand deposits in particular), are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods in order to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the Bank’s regulatory agencies have suggested distribution limits for non-maturity deposits. However, the Corporation has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. The following table presents the Corporation’s Gap Analysis as of December 31, 2012:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$159.5	$—	$—	$—	$—	$159.5
Investment securities(1)	61.6	58.4	155.0	43.1	—	318.1
Loans and leases(2)	430.5	164.1	634.7	172.6	—	1,401.9
Allowance	—	—	—	—	(14.4)	(14.4)
Cash and due from banks	—	—	—	—	16.2	16.2
Other assets	—	—	—	—	154.6	154.6

Total assets	$651.6	$222.5	$789.7	$215.7	$156.4	$2,035.9

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$26.2	$78.7	$114.8	$180.0	$—	$399.7
Savings, NOW and market rate	68.7	206.1	475.4	208.6	—	958.8
Time deposits	91.1	89.8	37.4	0.3	—	218.6
Wholesale non-maturity deposits	45.2	—	—	—	—	45.2
Wholesale time deposits	6.4	0.6	5.4	—	—	12.4
Short-term borrowings	9.4	—	—	—	—	9.4
FHLB advances and other borrowings	41.3	11.2	108.2	0.6	—	161.3
Other liabilities	—	—	—	—	26.9	26.9
Shareholders’ equity	7.3	21.8	116.3	58.2	—	203.6

Total liabilities and shareholders’equity	$295.6	$408.2	$857.5	$447.7	$26.9	$2,035.9

Interest-earning assets	$651.6	$222.5	$789.7	$215.7	$—	$1,879.5
Interest-bearing liabilities	262.1	307.7	626.4	209.5	—	1,405.7

Difference between interest-earning assets and interest-bearing liabilities	$389.5	$(85.2)	$163.3	$6.2	$—	$473.8

Cumulative difference between interest earning assets and interest-bearing liabilities	$389.5	$304.3	$467.6	$473.8	$—	$473.8

Cumulative earning assets as a % of cumulative interest bearing liabilities	249%	153%	139%	134%

(1)	Investment securities include available for sale and trading.
(2)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset sensitive and should experience an increase in net interest income in the near term, if interest rates rise. Accordingly, if rates decline, net interest income should decline. Actual results may differ from expected results for many reasons including market reactions, competitor responses, customer behavior and/or regulatory actions.

Fair Value Adjustments Impacting the Statement of Income

The following table details the actual effect for the twelve month periods ended December 31, 2012, 2011 and 2010, and the projected effect, for each of the five years ending December 31, 2017, and thereafter, of the accretable and amortizable fair value adjustments attributable to the FKF merger and the FBD transaction, on net interest income, net non-interest income and pretax income. The projected accretion and amortization is subject to change in future periods related to, among other things, changes in the Corporation’s estimates of loan cash flows, deposit maturities, loan prepayments, and prepayments of FHLB advances.

	Actual				Projected
	Income Statement Effect	For the Twelve Months Ended December 31,			For the Twelve Months Ending December 31,
		2010	2011	2012	2013	2014	2015	2016	2017	Thereafter
Interest income/expense:
Loans	Income	$657	$1,548	$1,706	$2,216	$2,187	$1,628	$1,235	$481	$1,913
Investment securities	Expense	(554)	(570)	(630)	—	—	—	—	—	—
Deposits	Income	564	545	391	349	23	—	—	—	—
FHLB advances	Income	1,450	552	442	142	125	125	121	121	9
Jr. subordinated debentures	Income	78	55	—	—	—	—	—	—	—

Net interest income		2,195	2,130	1,909	2,707	2,335	1,753	1,356	602	1,922

Non-interest income/expense:
Premises and equipment	Expense	46	93	93	111	111	111	111	111	1,390
Other liabilities	Income	—	—	(76)	(39)	—	—	—	—	—

Net non-interest expense		46	93	17	72	111	111	111	111	1,390
Pretax income effect		$2,149	$2,037	$1,892	$2,635	$2,224	$1,642	$1,245	$491	$532

Provision for Loan and Lease Losses

Loans Acquired in Mergers and Acquisitions

In accordance with GAAP, the loans acquired from FKF and FBD were recorded at their fair value with no carryover of the previously associated allowance for loan loss.

Certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Corporation does not expect to collect all contractual payments. Accounting for these purchased credit-impaired loans is done in accordance with ASC 310-30, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The loans were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

Management evaluates purchased credit-impaired loans individually for further impairment. The balance of the Corporation’s loan and lease portfolio is evaluated on either an individual basis or on a collective basis for impairment. Refer to Notes 5-F and 5-H in the Notes to Consolidated Financial Statements for a more information regarding the Corporation’s impaired loans and leases.

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

The Corporation’s Allowance is the combination of four components that are calculated based on various independent methodologies. All components of the Allowance are based on Management’s estimates. These estimates are summarized earlier in this document under the heading “Critical Accounting Policies, Judgments and Estimates.”

The four components of the Allowance are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of larger classified loans

•	Historical Charge-Off Component – Applies a rolling, twelve quarter, historical charge-off rate to pools of non-classified loans

•

Additional Qualitative Factors Component – The loan and lease portfolios are broken down into multiple homogenous sub classifications, upon which multiple factors (such as delinquency trends, economic conditions, loan terms, credit grade, state of origination, industry, regulatory environment and other relevant information) are evaluated, resulting in an Allowance amount for each of the sub classifications. The sum of these amounts comprises the Additional Qualitative Factors Component.

•	Unallocated Component – This amount represents a reserve against all loans for factors not included in the components mentioned above.

As part of the process of allocating the Allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house employees as well as an external loan review service. The results of these reviews are reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

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

•

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loan balances classified as doubtful have been reduced by partial charge-offs and are carried at their net realizable values.

Consumer credit exposure, which includes residential mortgages, home equity lines and loans, leases and consumer loans, are assigned a credit risk profile based on payment activity (that is, their delinquency status).

Refer to Note 5-F in the Notes to Consolidated Financial Statements for details regarding credit quality indicators associated with the Bank’s loan and lease portfolio.

Portfolio Segmentation – The Corporation’s loan and lease portfolio is divided into specific segments of loans and leases having similar characteristics. These segments are as follows:

•	Commercial mortgage

•	Home equity lines and loans

•	Residential mortgage

•	Construction

•	Commercial and industrial

•	Consumer

•	Leases

Refer to Note 5 in the Notes to Consolidated Financial Statements and page 49 of this MD&A under the heading Portfolio Loans and Leases for details of the Corporation’s loan and lease portfolio, broken down by portfolio segment.

Impairment Measurement – In accordance with guidance provided by ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, the Corporation employs one of three methods to determine and measure impairment:

•	the Present Value of Future Cash Flow Method;

•	the Fair Value of Collateral Method;

•	the Observable Market Price of a Loan Method.

The majority of loans and leases are evaluated for impairment on a collective basis. However, loans and leases for which there is an indication that all contractual payments may not be collectible are evaluated for impairment on an individual basis. Loans that are evaluated on an individual basis include non-performing loans, troubled debt restructurings and purchased credit-impaired loans.

Nonaccrual Loans – In general, loans and leases that are delinquent on contractually due principal or interest payments for more than 89 days are placed on nonaccrual status and any unpaid interest is reversed as a charge to interest income. When the loan resumes payment, all payments (principal and interest) are applied to reduce principal. After a period of six months of satisfactory performance, the loan may be placed back on accrual status. Any interest payments received during the nonaccrual period that had been applied to reduce principal are reversed and recorded as a deferred fee which accretes to interest income over the remaining term of the loan or lease. In certain cases, the Corporation may have information about a particular loan or lease that may indicate a future disruption or curtailment of contractual payments. In these cases, the Corporation will preemptively place the loan or lease on nonaccrual status.

Troubled Debt Restructurings (“TDRs”) – The Corporation follows guidance provided by ASC 310-40, “Troubled Debt Restructurings by Creditors.” A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Corporation will make the necessary disclosures related to the TDR. In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered to be a TDR. Once a loan or lease has been modified and is considered a TDR, it is reported as an impaired loan or lease. If the loan or lease deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired. Loans and leases that have performed for at least six months are reported as TDRs in compliance with modified terms.

Refer to Notes 5-G in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s TDRs.

Charge-off Policy – The Corporation’s charge-off policy is that, on a periodic basis, not less often than quarterly, delinquent and non-performing loans that exceed the following limits are considered for charge-off:

•	Open-ended consumer loans exceeding 180 days past due.

•	Closed-ended consumer loans exceeding 120 days past due.

•	All commercial/business purpose loans exceeding 180 days past due.

•	All leases exceeding 120 days past due.

Any other loan or lease, for which the Corporation has reason to believe collectibility is unlikely, and for which sufficient collateral does not exist, is also charged off.

Refer to Notes 5-F in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s charge-offs and factors which influenced Management’s judgment with respect thereto.

Asset Quality and Analysis of Credit Risk

As of December 31, 2012, total non-performing loans and leases of $14.8 million representing 1.06% of portfolio loans and leases, as compared to 1.11%, or $14.3 million, as of December 31, 2011. The $453 thousand increase in non-performing loans and leases is comprised of a $1.2 million increase in nonperforming commercial and industrial loans and a $520 thousand increase in nonperforming residential mortgages. These increases were substantially offset by reductions of $412 thousand and $858 thousand in nonperforming commercial mortgages and construction loans, respectively, between the dates.

The Provision for the twelve month periods ended December 31, 2012, 2011 and 2010 was $4.0 million, $6.1 million and $9.9 million, respectively. As of December 31, 2012, the Allowance of $14.3 million represents 1.03% of portfolio loans and leases, as compared to the Allowance, as of December 31, 2011, of $12.8 million, which represented 0.98% of portfolio loans and leases as of that date. The increase in the Allowance, as a percentage of portfolio loans and leases, from December 31, 2011 to December 31, 2012, is reflective of the growth of the Corporation’s loan portfolio, the increase in nonperforming loans and leases, as well as Management’s analysis of qualitative factors affecting the loan portfolio.

As of December 31, 2012, the Corporation had other real estate owned (“OREO”) valued at $906 thousand, as compared to $549 thousand as of December 31, 2011. The four properties comprising the balance as of December 31, 2012 were the result of foreclosures of loans acquired from FKF and include one residential property, two commercial properties and one parcel of undeveloped land. All properties are recorded at their fair value less costs to sell.

As of December 31, 2012, the Corporation had $11.1 million of TDRs, of which $8.0 million are in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2011, the Corporation had $11.5 million of TDRs, of which $7.2 million were in compliance with the modified terms.

Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest payments in accordance with the original terms of the loans and leases. Included in impaired loans and leases are non-accrual loans and leases and TDRs. Purchased credit-impaired loans are not included in impaired loan and lease totals. As of December 31, 2012, the Corporation had $22.0 million of impaired loans and leases, as compared to impaired loans and leases of $20.0 million as of December 31, 2011. Refer to Notes 5-H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

The list below identifies certain key characteristics of the Corporation’s loan and lease portfolio. Refer to the loan and lease portfolio tables in Note 5 in the Notes to Consolidated Financial Statements and page 49 of this MD&A under the heading Portfolio Loans and Leases for further details.

•

Portfolio Loans and Leases – The Corporation’s $1.4 billion loan and lease portfolio is predominantly based in the Corporation’s traditional market areas of Chester, Delaware and Montgomery counties of Pennsylvania and in the greater Philadelphia area, none of which has experienced the real estate price appreciation and subsequent decline that many other areas of the country have experienced. The Corporation has observed a slight increase in new construction in the local area.

•

Concentrations – The Corporation has a significant portion of its portfolio loans (excluding leases) in real estate-related loans. As of December 31, 2012, loans secured by real estate were $1.06 billion or 75.5% of the total loan portfolio of $1.40 billion. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is within Pennsylvania. The Corporation is aware of this concentration and mitigates this risk to the extent possible in many ways, including the underwriting and assessment of the borrower’s capacity to repay, equity in the underlying real estate collateral and a review of a borrower’s global cash flows. The Corporation has recourse against a substantial portion of the loans in the real estate portfolio.

In addition to loans secured by real estate, commercial and industrial loans comprise 20.9% of the total loan portfolio.

•

Construction – The construction portfolio of $26.9 million accounts for 1.9% of the total loan and lease portfolio at December 31, 2012, a decrease of $25.9 million from $52.8 million as of December 31, 2011.

The Corporation’s construction portfolio, which consists of residential site development loans, commercial construction loans and loans for construction of individual homes, had a delinquency rate, as of December 31, 2012, of 15.02%, as compared to a delinquency rate of 9.18% as of December 31, 2011.

•

Residential Mortgages – Residential mortgage loans were $288.2 million as of December 31, 2012, a decrease of $18.3 million from the $306.5 million at December 31, 2011. The decrease was a result of the Corporation’s strategic decision to sell a large percentage of originated residential mortgage loans in 2012 as compared to 2011. The residential mortgage portfolio had a delinquency rate of 1.15% as of December 31, 2012 as compared to 1.38% as of December 31, 2011. The Corporation believes it is well protected with its collateral position on this portfolio. The residential mortgage segment accounts for 20.6% of the total loan and lease portfolio as of December 31, 2012.

•

Commercial Mortgages – The performance in the $546.4 million commercial mortgage portfolio, representing 39.1% of the total loan and lease portfolio as of December 31, 2012 is stable. This segment of the Corporation’s loan and lease portfolio grew $127.2 million, or 30.4%, from December 31, 2011. The increase was partially attributable to the loans acquired from FBD, which totaled $51.7 million as of December 31, 2012. The delinquency rate in the portfolio as of December 31, 2011 was 0.30% as compared to 0.40% as of December 31, 2011. The borrowers comprising this segment of the portfolio generally have strong, global cash flows which have remained stable in this tough economic environment. The Corporation continues to be able to attract quality borrowers in the commercial real estate space as other banks retreat due to credit issues.

•

Commercial and Industrial – The performance in the $291.6 million commercial and industrial portfolio, representing 20.9% of the total loan and lease portfolio at December 31, 2012, remains relatively stable with a delinquency rate of 1.02%. This segment of the total loan and lease portfolio increased $24.4 million, or 9.1%, from December 31, 2011, and consists of loans to privately held institutions, family businesses, non-profit institutions and private banking relationships. While certain of these loans are collateralized by real estate, others are collateralized by non-real estate business assets, including accounts receivable and inventory. The increase was largely attributable to the loans acquired from FBD, which totaled $22.3 million as of December 31, 2012.

•

Home Equity Loans and Lines of Credit – The home equity loans and lines of credit portfolio has decreased $13.1 million or 6.3% from $207.9 million at December 31, 2011 to $194.9 million at December 31, 2012, as borrowers are taking advantage of low interest rates to refinance variable-rate products into fixed rate mortgage loans. The delinquency level in the portfolio is 1.14% at December 31, 2012, as compared to 1.33% as of December 31, 2011. The segment represents 13.9% of the total loan and lease portfolio as of December 31, 2012, and is primarily originated through the Corporation’s branch network.

•

Consumer loans – The Corporation’s portfolio of consumer loans was $17.7 million as of December 31, 2012, an increase of $6.2 million from the $11.4 million at December 31, 2011. The consumer portfolio had a delinquency rate of 0.11% as of December 31, 2012 as compared to 0.32% as of December 31, 2011.

•

Leasing – The lease portfolio balance as of December 31, 2012 of $32.8 million, showed an increase of $2.4 million from $30.4 million as of December 31, 2011, as new originations have begun to outpace repayments. As of December 31, 2012, the lease portfolio made up 2.3% of the total loan and lease portfolio, unchanged from the level as of December 31, 2011. Enhancements to the underwriting standards have continued to help reduce lease delinquencies from 1.2% at December 31, 2011 to 0.2% at December 31, 2012. In addition, these enhancements improved overall lease portfolio performance as net charge-offs declined each quarter since December 31, 2009. Net lease charge-offs were $72 thousand for the twelve months ended December 31, 2012, as compared to $487 thousand for the same period in 2011.

Non-Performing Assets, TDRs and Related Ratios As of or For the Twelve Months Ended December 31,

(dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans and leases	$14,040	$14,315	$9,497	$6,246	$5,303
Loans 90 days or more past due and still accruing	728	—	10	668	504

Total non-performing loans and leases	14,768	14,315	9,507	6,914	5,807
Other real estate owned	906	549	2,527	1,025	—

Total non-performing assets	$15,674	$14,864	$12,034	$7,939	$5,807

Troubled debt restructurings included in non-performing assets	$3,106	$4,300	$1,879	$2,274	$—
TDRs in compliance with modified terms	8,008	7,166	4,693	1,622	—

Total TDRs	$11,114	$11,466	$6,572	$3,896	$—

Allowance for loan and lease losses to non-performing loans and leases	97.7%	89.1%	108.1%	150.8%	177.9%
Non-performing loans and leases to total loans and leases	1.06%	1.11%	0.79%	0.78%	0.65%
Allowance for loan losses to total portfolio loans and leases	1.03%	0.98%	0.86%	1.18%	1.15%
Non-performing assets to total assets	0.77%	0.84%	0.69%	0.64%	0.50%
Net loan and lease charge-offs/average loans and leases	0.18%	0.29%	0.96%	0.77%	0.40%
Period end portfolio loans and leases	$1,398,456	$1,295,392	$1,196,717	$885,739	$899,577
Average portfolio loans and leases	$1,307,140	$1,250,071	$1,037,158	$882,956	$851,752
Allowance for loan and lease losses	$14,425	$12,753	$10,275	$10,424	$10,332
Interest income that would have been recorded on impaired loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination	$1,417	$1,445	$838	$322	$141
Interest income on impaired loans that was included in net income for the period	$507	$550	$436	$41	$42

As of December 31, 2012, the Corporation is not aware of any loan or lease, other than those disclosed in the table above, for which Management has any serious doubt as to the borrower’s ability to pay in accordance with the terms of the loan.

Summary of Changes in the Allowance for Loan and Lease Losses

(dollars in thousands)	2012	2011	2010	2009	2008
Balance, January 1	$12,753	$10,275	$10,424	$10,332	$8,124
Charge-offs:
Consumer	(96)	(92)	(456)	(45)	(72)
Commercial and industrial	(458)	(633)	(7,019)	(1,933)	(4)
Real estate	(818)	(1,732)	(689)	(53)	—
Construction	(1,131)	(1,174)	(135)	(382)	—
Leases	(364)	(1,017)	(2,395)	(4,957)	(3,540)

Total charge-offs	(2,867)	(4,648)	(10,694)	(7,370)	(3,616)
Recoveries:
Consumer	7	11	2	8	28
Commercial and industrial	143	307	—	—	—
Real estate	79	190	15	1	24
Construction	15	—	—	—	—
Leases	292	530	674	569	176

Total Recoveries	536	1,038	691	578	228

Net charge-offs	(2,331)	(3,610)	(10,003)	(6,792)	(3,388)
Provision for loan and lease losses	4,003	6,088	9,854	6,884	5,596

Balance, December 31	$14,425	$12,753	$10,275	$10,424	$10,332

Ratio of net charge-offs to average portfolio loans outstanding	0.18%	0.29%	0.96%	0.77%	0.40%

Allocation of Allowance for Loan and Lease Losses

The following table sets forth an allocation of the allowance for loan and lease losses by portfolio segment. The specific allocations in any particular portfolio segment may be changed in the future to reflect then-current conditions. Accordingly, the Corporation considers the entire allowance to be available to absorb losses in any portfolio segment.

	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans
Allowance at end of period applicable to:
Commercial mortgage	$3,907	39.1%	$3,165	32.4%	$2,534	32.2%	$2,027	29.9%	$2,131	27.8%
Home equity lines and loans	1,857	13.9	1,707	16.0	1,563	18.1	1,228	20.1	1,291	17.2
Residential mortgage	2,024	20.6	1,592	23.7	843	21.9	697	12.5	732	14.7
Construction	1,019	1.9	1,384	4.1	633	3.8	652	4.4	1,061	6.5
Commercial and industrial	4,637	20.9	3,816	20.6	3,565	20.0	3,801	26.3	3,093	26.3
Consumer	189	1.3	119	0.9	115	1.0	125	1.4	70	0.9
Leases	493	2.3	532	2.3	766	3.0	1,403	5.4	1,894	6.6
Unallocated	299	—	438	—	256	—	491	—	60	—

Total	$14,425	100.0%	$12,753	100.0%	$10,275	100.0%	$10,424	100.0%	$10,332	100.0%

Non-Interest Income

2012 Compared to 2011

For the twelve months ended December 31, 2012, non-interest income was $46.4 million, an increase of $12.3 million, or 36.2% from the $34.1 million for the same period in 2011. Contributing to this increase was the $8.1 million, or 37.5%, increase in fees for wealth management services from $21.7 million for the twelve months ended December 31, 2011, to $29.8 million for the same period in 2012. In addition, the gain on sale of residential mortgage loans increased $4.2 million for the twelve months ended December 31, 2012 as compared to the same period in 2011.

The increase in wealth management fees is related to the May 15, 2012 acquisition of DTC, which initially increased the Corporation’s wealth assets under management, administration, supervision and brokerage by $1.0 billion. In addition the Corporation experienced a full year’s revenue related to the May 2011 PWMG acquisition as compared to only seven months’ revenue in 2011. Wealth assets under management, administration, supervision and brokerage increased $1.8 billion from $3.4 billion as of December 31, 2011 to $4.8 billion as of December 31, 2012.

The increase in the gain on sale of residential mortgage loans was largely related to the volume of loan sales and, to a lesser extent, an increase in the yield on the sale. The Corporation experienced a significant increase in demand for residential mortgage loans as the low interest rate created a significant demand for residential mortgage loan refinancings. For the twelve months ended December 31, 2012, the Corporation sold $204.8 million of residential mortgage loans, as compared to $81.5 million for the same period in 2011.

2011 Compared to 2010

For the twelve months ended December 31, 2011, non-interest income was $34.1 million, an increase of $4.8 million, or 16.2% from the $29.3 million for the same period in 2010. The primary contributor to this increase was the $6.2 million, or 39.8%, increase in fees for wealth management services from $15.5 million for the twelve months ended December 31, 2010, to $21.7 million for the same period in 2011. Partially offsetting the increase in wealth management fees were decreases of $2.2 million and $689 thousand in the gain on sale of residential mortgage loans and the gain on sale of available for sale securities, respectively, between the two periods.

The increase in wealth management fees is directly related to the May 27, 2011 Acquisition of PWMG, which initially increased the Corporation’s wealth assets under management, administration, supervision and brokerage by $1.1 billion. Wealth assets under management, administration, supervision and brokerage increased $1.4 billion from $3.4 billion as of December 31, 2010 to $4.8 billion as of December 31, 2011.

The decrease in the gain on sale of residential mortgage loans was related to the volume of loan sales. The Corporation experienced a significant decrease in demand for residential mortgage loans following the refinancing boom that occurred in the second half of 2010. In addition to the lower volume of mortgage loan originations during 2011 as compared to 2010, a larger percentage of the loans originated in 2011 was retained in the Corporation’s loan portfolio than was retained in 2010. For the twelve months ended December 31, 2011, the Corporation sold $81.5 million of residential mortgage loans, as compared to $156.4 million for the same period in 2010.

The decrease in the gain on sale of available for sale investments is related to the types of investments sold. Available for sale investments sold during the twelve months ended December 31, 2010 consisted largely of municipal obligations which yielded larger gains than the mortgage-backed securities and bond mutual funds sold during 2011.

Non-Interest Expense

2012 Compared to 2011

Non-interest expense for the twelve months ended December 31, 2012 was $74.9 million, an increase of $13.2 million, or 21.3%, as compared to the same period in 2011. The increase was comprised of increases of $6.3 million and $916 thousand in salaries and employee benefits and occupancy-related expenses, respectively, which were related to the staffing increase and office space additions that resulted from the DTC and PWMG acquisitions and, to a lesser extent, the FBD transaction, as well as the incentive-based compensation related to residential mortgage sales. In connection with the DTC and FBD transactions that occurred during 2012, due diligence and merger-related expenses increased by $2.1 million between the periods. Refer to in Note 22 in the Notes to Consolidated Financial Statements for further details regarding the $2.9 million increase in other operating expenses between the periods.

2011 Compared to 2010

Non-interest expense for the twelve months ended December 31, 2011 was $61.7 million, an increase of $3.5 million, or 6.1%, as compared to the same period in 2010. The increase was comprised of increases of $4.2 million and $1.7 million in salaries and employee benefits and occupancy-related expenses, respectively, which were related to the staffing increase and office space additions that resulted from both the FKF merger and the PWMG acquisition. In addition, the increase of $1.0 million in intangible asset amortization was directly related to the intangibles acquired from PWMG and FKF. The $1.6 million increase in other operating expense for the twelve months ended December 31, 2011, as compared to the same period in 2010 was related to the expanded branch network resulting from the FKF merger and the PWMG acquisition. Refer to in Note 22 in the Notes to Consolidated Financial Statements for further details regarding other operating expenses. These increases were substantially offset by the $5.2 million decrease in due diligence and merger-related expenses between the two periods.

Secondary Market Sold-Loan Repurchase Demands

In the course of originating residential mortgage loans and selling those loans in the secondary market, the Corporation makes various representations and warranties to the purchasers of the mortgage loans. Each residential mortgage loan originated by the Corporation is evaluated by an automated underwriting application, which verifies the underwriting criteria and certifies the loan’s eligibility for sale to the secondary market. Any exceptions discovered during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Corporation to comply with the underwriting and appraisal standards could result in the Corporation’s being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Corporation within the specified period following discovery. For the twelve months ended December 31, 2012 and 2011, the Corporation received a small number of investor repurchase demands and recorded a contingent liability, charged to other non-interest expense, related to those demands. During the twelve months ended December 31, 2010, no repurchase demands were received.

Income Taxes

Income taxes for the twelve months ended December 31, 2012 were $11.1 million as compared to $9.6 million and $4.5 million for the same periods in 2011 and 2010, respectively. The effective tax rate for the twelve month periods ended December 31, 2012, 2011 and 2010 was 34.3%, 32.7% and 32.9%, respectively. The increase in the effective tax rate for the twelve months ended December 31, 2012, as compared to the rate for the same period in 2011, was due to a decrease in the level of tax-free income from bank owned life insurance and municipal obligations, a reduction in the utilization of a capital loss carry-forward and other items.

Balance Sheet Analysis

Asset Changes

Total assets as of December 31, 2012 increased to $2.04 billion from $1.77 billion as of December 31, 2011. The increase was largely attributable to the $103.1 million increase in portfolio loans and leases and the $42.8 million increase in available for sale investment securities between the two dates. The increase in the loan portfolio was primarily related to the $76.6 million of loans acquired from FBD. In addition to the loan and investment increases, cash balances increased to $175.7 million as of December 31, 2012, an increase of $106.5 million from December 31, 2011.

Investment Portfolio – The $42.8 million increase from December 31, 2011 to December 31, 2012 in available for sale investment securities was comprised of increases in mortgage-related securities and municipal obligations of $64.1 million and $22.0 million, respectively, and decreases in obligations of the U.S. government and agencies and other investments of $30.7 million and $12.6 million, respectively, between the dates. As of December 31, 2012 and December 31, 2011, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

The following table details the maturity and weighted average yield (3) of the investment portfolio (2):

(dollars in thousands)	Maturing During 2013	Maturing From 2014 Through 2017	Maturing From 2018 Through 2022	Maturing After 2022	Total
Obligations of the U.S. government and agencies:
Book value	$3,002	$19,252	$32,514	$18,415	$73,183
Weighted average yield	0.33%	0.69%	1.27%	3.21%	1.57%
State and political subdivisions(3):
Book value	4,219	17,903	8,122	—	30,244
Weighted average yield	0.61%	0.94%	1.58%		1.07%
Investment certificates of deposit:
Book value	2,350	—	—	—	2,350
Weighted average yield	1.39%				1.39%
Other investment securities:
Book value	1,000	900	—	—	1,900
Weighted average yield	1.43%	0.92%			1.18%
Mortgage-related securities(1)
Book value	—	—	45,920	144,733	190,653
Weighted average yield			2.06%	2.06%	2.06%

Total book value	$10,571	$38,055	$86,556	$163,148	$298,330

Weighted average yield	0.78%	0.81%	1.72%	2.19%	1.83%

(1)

Mortgage-related securities are included in the above table based on their contractual maturity. However, mortgage-related securities, by design, have scheduled monthly principal payments which are not reflected in this table.

(2)	Excluded from the above table is the Corporation’s $13.4 million investment in bond mutual funds, which has no stated maturity or constant stated yield.
(3)	Weighted average yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

The following table details the book value of the available for sale investment portfolio as of the dates indicated:

	Book Value as of December 31,
(dollars in thousands)	2012	2011	2010
Obligations of the U.S. government and agencies	$73,183	$104,252	$156,301
Obligations of the U.S. Treasury	—	—	5,011
Obligations of state and political subdivisions	30,244	8,210	32,013
Mortgage-backed securities	128,537	95,713	72,907
Collateralized mortgage obligations	62,116	32,418	2,068
Other investments	17,667	30,472	47,287

Total book value	$311,747	$271,065	$315,587

Portfolio Loans and Leases –

The table below details the loan portfolio as of the dates indicated:

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Commercial mortgage	$546,358	$419,130	$385,615	$265,023	$249,730
Home equity lines & loans	194,861	207,917	216,853	177,863	154,576
Residential mortgage	288,212	306,478	261,983	110,653	132,536
Construction	26,908	52,844	45,403	38,444	58,446
Commercial & industrial	291,620	267,204	239,266	233,288	236,469
Consumer	17,666	11,429	12,200	12,717	8,518
Leases	32,831	30,390	35,397	47,751	59,302

Total portfolio loans and leases	1,398,456	1,295,392	1,196,717	885,739	899,577
Loans held for sale	3,412	1,588	4,838	3,007	3,024

	$1,401,868	$1,296,980	$1,201,555	$888,746	$902,601

The following table summarizes the loan maturity distribution and interest rate sensitivity as of December 31, 2012. Excluded from the table are residential mortgage, home equity lines and loans and consumer loans:

(dollars in thousands)	Maturing During 2013	Maturing From 2014 Through 2017	Maturing After 2017	Total
Loan portfolio maturity:
Commercial and industrial	$97,173	$137,568	$56,879	$291,620
Construction	20,813	6,095	—	26,908
Commercial mortgage	28,559	204,658	313,141	546,358
Leases	3,272	29,539	20	32,831

Total	$149,817	$377,860	$370,040	$897,717

Interest sensitivity on the above loans:
Loans with predetermined rates	$31,010	$291,420	$157,502	$479,932
Loans with adjustable or floating rates	118,807	86,440	212,538	417,785

Total	$149,817	$377,860	$370,040	$897,717

Goodwill and Other Intangible Assets – Increases in goodwill from December 31, 2011 to December 31, 2012 included goodwill amounts of $4.9 million and $3.3 million related to the acquisition of DTC and the FBD transaction, respectively. In addition, the DTC acquisition resulted in intangible assets for customer lists, noncompetition covenants and trade name of $3.7 million, $1.4 million and $970 thousand, respectively. The FBD transaction produced a $320 thousand core deposit intangible asset. See Note 3 in the Notes to Consolidated Financial Statements for additional details.

FHLB Stock – The Corporation’s investment in stock issued by the FHLB decreased by $827 thousand, from December 31, 2011 to December 31, 2012, as the FHLB continued the redemption of excess stock from its member banks.

Mortgage Servicing Rights (“MSRs”) – MSRs increased $450 thousand to $4.5 million as of December 31, 2012, from $4.0 million as of December 31, 2011. This increase was the result of $1.6 million of MSRs recorded during the twelve months ended December 31, 2012, partially offset by amortization of $961 thousand and impairment of $163 thousand during the period.

The following table details activity related to mortgage servicing rights for the periods indicated:

	For the Twelve Months Ended or as of December 31,
(dollars in thousands)	2012	2011	2010
Mortgage originations	$253,725	$168,681	$221,904
Mortgage loans sold:
Servicing retained	$201,352	$75,232	$148,418
Servicing released	3,461	6,230	8,028

Total mortgage loans sold	$204,813	$81,462	$156,446

Percentage of originated mortgage loans sold	80.7%	48.3%	70.5%
Servicing retained %	98.3%	92.4%	94.9%
Servicing released %	1.7%	7.6%	5.1%
Loans serviced for others	$595,317	$572,422	$605,485
Mortgage servicing rights	$4,491	$4,041	$4,925
Gain on sale of loans	$6,735	$2,517	$4,718
Loans servicing & late fees	$1,776	$1,824	$1,626
Amortization of MSRs	$966	$749	$923
Impairment of MSRs	$163	$786	$30
Gain on sale of loans as % of principal	3.29%	3.08%	3.02%

Liability Changes

Total liabilities as of December 31, 2012 increased $243.3 million, to $1.83 billion, from $1.59 billion as of December 31, 2011. The increase was primarily due to the $252.3 million increase in deposits which was partially offset by a $22.5 million decrease in subordinated debt between the respective dates.

Deposits – Total deposits increased $252.3 million, or 18.3%, to $1.63 billion as of December 31, 2012 from $1.38 billion as of December 31, 2011. Partially contributing to the increase was the $27.1 million and $43.3 million of nonmaturity and time deposits, respectively, acquired in the FBD transaction. In addition, non-interest-bearing deposits experienced a sharp increase which was partially offset by a reduction in wholesale deposits.

The following table details deposits as of the dates indicated:

	As of December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Interest-bearing checking	$270,279	$233,562	$234,107	$151,432	$135,513
Money market	559,470	393,729	327,824	229,836	142,707
Savings	129,091	130,613	134,163	101,719	54,333
Wholesale – non-maturity	45,162	65,173	80,112	52,174	30,185
Wholesale – time deposits	12,421	23,550	37,201	36,118	120,761
Time deposits	218,586	209,333	245,669	153,705	211,542

Interest-bearing deposits	$1,235,009	$1,055,960	$1,059,076	$724,984	$695,041

Non-interest-bearing deposits	399,673	326,409	282,356	212,903	174,449

Total deposits	$1,634,682	$1,382,369	$1,341,432	$937,887	$869,490

The following table summarizes the maturities of certificates of deposit of $100,000 or greater at December 31, 2012:

(dollars in thousands)	Retail	Wholesale
Three months or less	$55,081	$6,197
Three to six months	10,575	200
Six to twelve months	18,347	240
Greater than twelve months	12,589	5,413

Total	$96,592	$12,050

For more information regarding deposits, including average rate paid, refer to page 34 of this MD&A.

Borrowings – Short-term borrowings as of December 31, 2012, which include only repurchase agreements, decreased $3.5 million, or 26.9%, from December 31, 2011. FHLB advances and other borrowings, which include a commercial mortgage loan and a five-year adjustable rate term loan, as of December 31, 2012, increased $13.5 million, or 9.1%, from December 31, 2011. During 2012, as FHLB advances matured, not all were replaced. Funds generated from deposit inflows were utilized for loan origination, reducing the need to increase borrowings from the FHLB. See the Liquidity Section of this MD&A on page 53 for further details on the Corporation’s FHLB available borrowing capacity.

Debentures– As of December 31, 2012, the Corporation had fully paid off its subordinated debentures which had a balance of $22.5 million as of December 31, 2011. The planned prepayment was part of a strategy aimed at reducing interest costs and resulted in prepayment penalties and unamortized issuance costs of $488 thousand. Refer to Note 12 in the Notes to Consolidated Financial Statements for further information.

Discussion of Segments

The Corporation has two operating segments: Wealth Management and Banking. These segments are discussed below. Detailed segment information appears in Note 28 in the Notes to Consolidated Financial Statements.

Wealth Management Segment Activity

The Wealth Management segment reported a pre-tax segment profit (“PTSP”) for the twelve months ended December 31, 2012 of $10.3 million, a $2.7 million, or 35.8%, increase from the same period in 2011. The increase in PTSP was primarily due to a $8.1 million, or 37.5%, increase in fees for wealth management services due, in large part, to the May 15, 2012 acquisition of DTC, which initially increased wealth management assets under management, administration, supervision and brokerage by $1.0 billion.

The Wealth Management segment reported a PTSP for the twelve months ended December 31, 2011 of $7.6 million, a $3.0 million, or 66.4%, increase from the same period in 2010. The increase in PTSP was primarily due to a $6.2 million, or 39.8%, increase in fees for wealth management services due, in large part, to the May 27, 2011 acquisition of PWMG, which initially increased wealth management assets under management, administration, supervision and brokerage by $1.1 billion.

The following table shows the Corporation’s wealth management assets under management, administration, supervision and brokerage as of the dates indicated:

	As of December 31,
(dollars in millions)	2012	2011	2010
Total wealth assets under management, administration, supervision and brokerage	$6,663.2	$4,831.6	$3,412.9

Banking Segment Activity

Banking segment data as presented in Note 28 in the accompanying Notes to Consolidated Financial Statements indicates a PTSP of $22.0 million in 2012, $21.6 million in 2011 and $8.9 million in 2010. See “Components of Net Income” on page 6 of this document for a discussion of the Banking Segment.

Capital and Regulatory Capital Ratios

Consolidated shareholders’ equity of the Corporation was $203.6 million, or 10.0% of total assets, as of December 31, 2012, as compared to $184.4 million, or 10.4% of total assets, as of December 31, 2011.

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

The Corporation has in place under its Shelf Registration Statement a Dividend Reinvestment and Stock Purchase Plan (the “Plan”), which was amended and restated on April 27, 2012 primarily to increase the number of shares which can be issued by the Corporation from 850,000 to 1,500,000 shares of registered common stock. The Plan allows for the grant of a request for waiver (“RFW”) above the Plan’s maximum investment of $120 thousand per account per year. A RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of the Corporation’s common stock and general economic and market conditions.

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the twelve months ended December 31, 2012 and 2011, the Corporation issued 108,918 and 448,377 shares, respectively, and raised $2.1 million and $8.3 million, respectively, through the Plan.

On May 27, 2011, in connection with the acquisition of PWMG, which is discussed in Note 2 in the Notes to Consolidated Financial Statements, the Corporation issued 322,101 unregistered shares of common stock, valued at $6.7 million. On September 30, 2011, the Corporation filed with the SEC a registration statement on Form S-3 (File No. 333-177109) to register for resale the 322,101 shares issued as part of the purchase price. The registration became effective November 18, 2011.

In connection with the FKF merger, the Corporation issued 1,630,053 common shares, valued at $26.5 million, to former shareholders of FKF. These shares were registered on an S-4 registration statement filed by the Corporation in January 2010.

On May 18, 2010, through a registered direct stock offering using securities registered on the Shelf Registration Statement, the Corporation issued 1,548,167 common shares, at a price of $17.00 per share, raising $24.7 million after deducting placement agent’s fees and other offering expenses.

Accumulated other comprehensive loss, as of December 31, 2012 was $10.1 million, a decrease of $1.3 million from December 31, 2011. The primary cause of this decrease was related to the $2.1 million increase in the unrealized gains in available for sale investment securities.

As detailed in Note 26-E in the Notes to Consolidated Financial Statements, the Corporation’s ratio of total capital to risk-weighted assets decreased from 13.74% as of December 31, 2011 to 12.02% as of December 31, 2012. This decrease was related to the $14.6 million increase, as of December 31, 2012 as compared to December 31, 2011, in goodwill and other intangible assets recorded in connection with the DTC and FBD transactions, in addition to the $22.5 million decrease in subordinated debt, which qualifies as tier 2 capital, between the dates.

The Corporation’s and Bank’s regulatory capital ratios and the minimum capital requirements to be considered “Well Capitalized” by banking regulators are displayed in Note 26 in the Notes to Consolidated Financial Statements. Both the Corporation and the Bank exceed the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented.

Liquidity

The Corporation has significant sources and availability of liquidity at December 31, 2012 as discussed in this section. The liquidity position is managed on a daily basis as part of the daily settlement function and on a monthly basis as part of the asset liability management process. The Corporation’s primary liquidity is maintained by managing its deposits along with the utilization of purchased federal funds, borrowings from the FHLB and utilization of other wholesale funding sources. Secondary sources of liquidity include the sale of investment securities and certain loans in the secondary market.

Other wholesale funding sources include certificates of deposit from brokers, including CDARS, PLGIT, IND and IDC, generally available in blocks of $1.0 million or more. Funds obtained through these programs totaled $12.4 million as of December 31, 2012.

As of December 31, 2012, the maximum borrowing capacity with the FHLB was $726.9 million, with an unused borrowing availability of $560.7 million. Borrowing availability at the Federal Reserve was $65.2 million, and overnight Fed Funds lines, consisting of lines from six banks, totaled $64.0 million. On a quarterly basis, the Corporation’s Asset Liability Committee reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Board of Directors.

As of December 31, 2012 the Corporation held $10.8 million of FHLB stock as required by the borrowing agreement between the FHLB and the Corporation.

The Corporation has an agreement with IDC to provide up to $5 million, plus interest of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had approximately $5.2 million in balances as of December 31, 2012 under this program. The Corporation can request an increase in the agreement amount as it deems necessary.

The Corporation’s investment portfolio of $316.6 million as of December 31, 2012 was approximately 15.6% of total assets. Some of these investments were in short-term, high-quality, liquid investments to earn more than the 25 basis points currently earned on Fed Funds. The Corporation’s policy is to keep the investment portfolio at a minimum of 10% of total assets. The investment portfolio provides the Corporation with the opportunity to utilize the securities to borrow additional funds through the FHLB, Federal Reserve or through other repurchase agreements.

The Corporation continually evaluates its borrowing capacity and sources of liquidity. The Corporation believes that it has sufficient capacity to fund expected 2013 earning asset growth with wholesale sources, along with deposit growth from its expanded branch system.

In November 2010, the Federal Deposit Insurance Corporation, (“FDIC”) approved Section 343 of the Dodd-Frank Act providing temporary unlimited coverage for non-interest-bearing transaction accounts. The term of this unlimited coverage ended on December 31, 2012.

Off Balance Sheet Risk

The Corporation becomes party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and create off-balance sheet risk.

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

The following chart presents the off-balance sheet commitments of the Corporation as of December 31, 2012, listed by dates of funding or payment:

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Unfunded loan commitments	$366.6	$206.4	$52.8	$13.7	$93.7
Standby letters of credit	22.2	10.1	12.1	—	—

Total	$388.8	$216.5	$64.9	$13.7	$93.7

Estimated fair values of the Corporation’s off-balance sheet instruments are based on fees and rates currently charged to enter into similar loan agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Collateral requirements for off-balance sheet items are generally based upon the same standards and policies as booked loans. Since fees and rates charged for off-balance sheet items are at market levels when set, there is no material difference between the stated amount and the estimated fair value of off-balance sheet instruments.

Contractual Cash Obligations of the Corporation as of December 31, 2012

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$1,403.7	$1,403.7	$—	$—	$—
Wholesale and retail certificates of deposit	231.0	188.2	32.6	10.1	0.1
Short-term borrowings	9.4	9.4	—	—	—
FHLB advances and other borrowings	161.3	35.4	36.9	67.4	21.6
Operating leases	52.9	3.0	6.1	5.7	38.1
Purchase obligations	12.0	3.7	5.6	2.1	0.6
Non-discretionary pension contributions	0.3	0.3	—	—	—

Total	$1,870.6	$1,643.7	$81.2	$85.3	$60.4

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

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this Item may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may”, “would”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “plan”, “forecast”, “project” and “believe” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

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

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Annual Report and incorporated documents are based upon the Corporation’s beliefs and assumptions as of the date of this Annual Report. The Corporation assumes no obligation to update any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Annual Report or incorporated documents might not occur and you should not put undue reliance on any forward-looking statements. Some of these and other factors are discussed in the section entitled “Risk Factors” elsewhere in this Form 10-K.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is incorporated by reference to information appearing in the MD&A Section of this Annual Report on Form 10-K, more specifically in the sections entitled “Interest Rate Sensitivity,” “Summary of Interest Rate Simulation,” and “Gap Report.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bryn Mawr Bank Corporation:

We have audited the accompanying consolidated balance sheets of Bryn Mawr Bank Corporation and subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Philadelphia, Pennsylvania

March 15, 2013

Consolidated Balance Sheets

(dollars in thousands)	December 31, 2012	December 31, 2011

Assets
Cash and due from banks	$16,203	$11,771
Interest bearing deposits with banks	159,483	57,369

Cash and cash equivalents	175,686	69,140
Investment securities available for sale, at fair value (amortized cost of $311,747 and $271,065 as of December 31, 2012 and December 31, 2011 respectively)	316,614	273,822
Investment securities, trading	1,447	1,436
Loans held for sale	3,412	1,588
Portfolio loans and leases	1,398,456	1,295,392
Less: Allowance for loan and lease losses	(14,425)	(12,753)

Net portfolio loans and leases	1,384,031	1,282,639

Premises and equipment, net	31,170	29,328
Accrued interest receivable	5,955	6,061
Deferred income taxes	12,303	13,845
Mortgage servicing rights	4,491	4,041
Bank owned life insurance	19,862	19,434
FHLB stock	10,761	11,588
Goodwill	32,897	24,689
Intangible assets	21,998	18,014
Other investments	4,346	4,107
Other assets	10,912	13,641

Total assets	$2,035,885	$1,773,373

Liabilities
Deposits:
Non-interest-bearing	$399,673	$326,409
Interest-bearing	1,235,009	1,055,960

Total deposits	1,634,682	1,382,369

Short-term borrowings	9,403	12,863
FHLB advances and other borrowings	161,315	147,795
Subordinated debentures	—	22,500
Accrued interest payable	1,233	1,592
Other liabilities	25,688	21,875

Total liabilities	1,832,321	1,588,994

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,390,608 and 16,103,981 shares as of December 31, 2012 and December 31, 2011, respectively, and outstanding of 13,412,690 and 13,106,353 as of December 31, 2012 and December 31, 2011, respectively	16,390	16,104
Paid-in capital in excess of par value	89,137	84,425
Less: Common stock in treasury at cost – 2,977,918 and 2,997,628 shares as of December 31, 2012 and December 31, 2011, respectively	(30,745)	(31,027)
Accumulated other comprehensive loss, net of tax benefit	(10,078)	(11,365)
Retained earnings	138,860	126,242

Total shareholder’s equity	203,564	184,379

Total liabilities and shareholders’ equity	$2,035,885	$1,773,373

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Twelve Months Ended December 31,
	2012	2011	2010
(dollars in thousands, except share and per share data)
Interest income:
Interest and fees on loans and leases	$68,891	$69,321	$59,324
Interest on cash and cash equivalents	127	115	179
Interest on investment securities:
Taxable	3,970	4,488	3,653
Non-taxable	208	226	749
Dividends	127	412	992

Total interest income	73,323	74,562	64,897

Interest expense on:
Deposits	4,032	5,787	6,101
Short-term borrowings	21	25	16
FHLB advances and other borrowings	3,604	3,676	4,907
Subordinated debentures	931	1,123	1,129
Junior subordinated debentures	—	1,050	493

Total interest expense	8,588	11,661	12,646

Net interest income	64,735	62,901	52,251
Provision for loan and lease losses	4,003	6,088	9,854

Net interest income after provision for loan and lease losses	60,732	56,813	42,397
Non-interest income:
Fees for wealth management services	29,798	21,669	15,499
Service charges on deposits	2,477	2,495	2,307
Loan servicing and other fees	1,776	1,824	1,626
Net gain on sale of residential mortgage loans	6,735	2,517	4,718
Net gain on sale of available for sale securities	1,415	1,783	2,472
Net loss on sale of other real estate owned (“OREO”)	(86)	(97)	(114)
Bank owned life insurance (“BOLI”) income	428	462	266
Other operating income	3,843	3,406	2,525

Total non-interest income	46,386	34,059	29,299
Non-interest expenses:
Salaries and wages	33,131	28,084	24,829
Employee benefits	8,127	6,889	5,984
Occupancy and bank premises	5,874	5,176	4,257
Furniture, fixtures, and equipment	3,727	3,509	2,778
Advertising	1,309	1,166	1,142
Amortization of mortgage servicing rights	966	749	923
Net impairment of mortgage servicing rights	163	786	30
Amortization of intangible assets	2,411	1,490	484
FDIC insurance	970	1,186	1,551
Due diligence and merger-related expenses	2,629	537	5,714
Professional fees	2,868	2,311	2,140
Other operating expenses	12,726	9,846	8,374

Total non-interest expenses	74,901	61,729	58,206
Income before income taxes	32,217	29,143	13,490
Income tax expense	11,070	9,541	4,444

Net income	$21,147	$19,602	$9,046

Basic earnings per common share	$1.62	$1.55	$0.85
Diluted earnings per common share	$1.60	$1.54	$0.85
Dividends declared per share	$0.64	$0.60	$0.56

Weighted-average basic shares outstanding	13,090,110	12,659,824	10,680,377
Dilutive shares	151,736	82,313	12,312

Adjusted weighted-average diluted shares	13,241,846	12,742,137	10,692,689

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(dollars in thousands)	Twelve Months Ended December 31,
	2012	2011	2010
Net income	$21,147	$19,602	$9,046

Other comprehensive income (loss):
Net unrealized gains arising during the period, net of tax expense of $1,233, $1,021 and $877, respectively	2,292	1,897	1,628
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $494, $624, and $865, respectively	(920)	(1,159)	(1,607)

Unrealized investment gains, net of tax expense of $739, $397 and $12, respectively	1,372	738	21
Change in fair value of hedging instruments, net of tax benefit of $(13), $0 and $0, respectively	(23)	—	—
Change in unfunded pension liability, net of tax (benefit) expense of $(33), $(2,879) and $73, respectively	(62)	(5,346)	135

Total other comprehensive income (loss)	1,287	(4,608)	156
Total comprehensive income	$22,434	$14,994	$9,202

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(dollars in thousands)	Twelve Months Ended December 31,
	2012	2011	2010
Operating activities:
Net Income	$21,147	$19,602	$9,046
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,003	6,088	9,854
Provision for depreciation and amortization	6,713	5,688	3,877
Net gain on sale of available for sale securities	(1,415)	(1,783)	(2,472)
Net gain on sale of residential mortgages	(6,735)	(2,517)	(4,718)
Stock based compensation cost	1,283	876	539
Amortization and net impairment of mortgage servicing rights	1,129	1,535	953
Net accretion of fair value adjustments	(1,892)	(2,037)	(2,149)
Amortization of intangible assets	2,411	1,490	484
Impairment of other real estate owned (“OREO”)	—	251	381
Net loss on sale of OREO	86	97	114
Net increase in cash surrender value of bank owned life insurance (“BOLI”)	(428)	(462)	(266)
Other, net	297	3,834	4,783
Loans originated for resale	(206,637)	(78,212)	(157,607)
Proceeds from loans sold	209,969	83,328	159,784
Contributions to pension plans	—	(10,000)	—
(Benefit) provision for deferred income taxes	(505)	3,310	(304)
Change in income taxes payable/receivable	3,437	(3,270)	687
Change in accrued interest receivable	355	409	(445)
Change in accrued interest payable	(575)	(1,701)	(544)

Net cash provided by operating activities	32,643	26,526	21,997

Investing activities:
Purchases of investment securities	(223,019)	(216,948)	(336,068)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	48,576	36,532	18,836
Proceeds from sale of investment securities available for sale	40,640	89,661	88,017
Proceeds from redemptions of FHLB stock	827	—	—
Proceeds from calls of investment securities	89,992	137,410	212,600
Net change in other investments	(239)	(619)	2
Net portfolio loan and lease originations	(28,082)	(101,900)	(49,585)
Purchases of premises and equipment	(4,048)	(2,612)	(2,084)
Acquisitions, net of cash acquired	(15,951)	(13,367)	44,763
Capitalize costs to OREO	(61)	—	(44)
Proceeds from sale of OREO	567	2,793	1,371

Net cash used by investing activities	(90,798)	(69,050)	(22,192)

Financing activities:
Change in deposits	182,368	41,482	83,341
Change in short-term borrowings	(3,460)	2,812	(3,036)
Dividends paid	(8,529)	(7,679)	(5,916)
Change in FHLB advances and other borrowings	13,962	(11,797)	(91,028)
Repayment of subordinated debentures	(22,500)	—	—
Repayment of junior subordinated debentures	—	(12,028)	—
Payment of contingent consideration for business combinations	(1,050)	—	—
Tax benefit from exercise of stock options	100	141	60
Excess tax benefit from stock-based compensation	12	—	—
Proceeds from sale of treasury stock from deferred compensation plans	317	—	—
Net purchase of treasury stock for deferred compensation plans	—	(42)	(35)
Proceeds from issuance of common stock	2,118	8,325	26,688
Proceeds from exercise of stock options	1,363	966	288

Net cash provided by financing activities	164,701	22,180	10,362

Change in cash and cash equivalents	106,546	(20,344)	10,167
Cash and cash equivalents at beginning of period	69,140	89,484	79,317

Cash and cash equivalents at end of period	$175,686	$69,140	$89,484

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$8,092	$9,213	$3,627
Interest	8,947	13,362	11,340

Supplemental cash flow information:
Available for sale securities purchased, not settled	$255	$—	$—
Change in other comprehensive income	1,980	(7,090)	240
Change in deferred tax due to change in comprehensive income	693	2,482	84
Transfer of loans to other real estate owned	949	1,163	3,124
Issuance of shares and options for acquisitions	—	6,661	26,476
Acquisition of noncash assets and liabilities:
Assets acquired	90,853	20,339	438,989
Liabilities assumed	74,902	—	458,736

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands, except share information)

	For the Years Ended December 31, 2010, 2011 and 2012
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2009	11,786,084	$11,786	$17,705	$(29,932)	$(6,913)	$111,290	$103,936
Cumulative effect of correction of immaterial accounting error	—	—	—	(1,117)	—	(101)	(1,218)

Adjusted balance, December 31, 2009	11,786,084	11,786	17,705	(31,049)	(6,913)	111,189	102,718
Net income	—	—	—	—	—	9,046	9,046
Dividends declared, $0.56 per share	—	—	—	—	—	(5,916)	(5,916)
Other comprehensive income, net of tax expense of $84	—	—	—	—	156	—	156
Stock based compensation	—	—	539	—	—	—	539
Tax benefit from gains on stock option exercise	—	—	60	—	—	—	60
Retirement of treasury stock	(5,186)	(5)	(46)	51	—	—	—
Net purchase of treasury stock for deferred compensation plans	—	—	—	(35)	—	—	(35)
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	119,175	119	1,918	—	—	—	2,037
Share-based awards and options exercises	31,425	32	354	—	—	—	386
Acquisitions	1,630,053	1,630	24,846	—	—	—	26,476
Registered direct common stock offering	1,548,167	1,548	23,022	—	—	—	24,570

Balance December 31, 2010	15,109,718	15,110	68,398	(31,033)	(6,757)	114,319	160,037

Net income	—	—	—	—	—	19,602	19,602
Dividends declared, $0.60 per share	—	—	—	—	—	(7,679)	(7,679)
Other comprehensive loss, net of tax benefit of $2,482	—	—	—	—	(4,608)	—	(4,608)
Stock based compensation	—	—	876	—	—	—	876
Tax benefit from gains on stock option exercise	—	—	141	—	—	—	141
Retirement of treasury stock	(4,936)	(5)	(43)	48	—	—	—
Net purchase of treasury stock for deferred compensation plans	—	—	—	(42)	—	—	(42)
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	448,377	448	7,877	—	—	—	8,325
Share-based awards and options exercises	228,893	229	837	—	—	—	1,066
Acquisitions	321,929	322	6,339	—	—	—	6,661

Balance December 31, 2011	16,103,981	16,104	84,425	(31,027)	(11,365)	126,242	184,379

Net income	—	—	—	—	—	21,147	21,147
Dividends declared, $0.64 per share	—	—	—	—	—	(8,529)	(8,529)
Other comprehensive income, net of tax expense of $693	—	—	—	—	1,287	—	1,287
Stock based compensation	—	—	1,283	—	—	—	1,283
Tax benefit from gains on stock option exercise	—	—	100	—	—	—	100
Tax adjustment for vested stock-based compensation and exercised options	—	—	12	—	—	—	12
Retirement of treasury stock	(4,249)	(4)	(40)	44	—	—	—
Net sale of treasury stock from deferred compensation plans	—	—	79	238	—	—	317
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	108,918	109	2,009	—	—	—	2,118
Share-based awards and options exercises	181,958	181	1,269	—	—	—	1,450

Balance December 31, 2012	16,390,608	$16,390	$89,137	$(30,745)	$(10,078)	$138,860	$203,564

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

A. Nature of Business

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to its customers through 19 full service branches and seven retirement community offices throughout Montgomery, Delaware and Chester counties in Pennsylvania and New Castle county in Delaware. In 2008, the Corporation opened the Bryn Mawr Trust Company of Delaware, a limited-purpose trust company in Greenville, Delaware, to further its long-term growth strategy, and diversify its asset base and client accounts. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

On November 17, 2012, the acquisition of $70.3 million of deposits, $76.6 million of loans and a branch location from the First Bank of Delaware (“FBD”), by the Corporation was completed. The transaction, which was accounted for as a business combination, enabled the Corporation to expand its banking arm into the Delaware market by opening its first full-service branch there, complementing its existing Wealth Management operations in the state.

On May 15, 2012, the acquisition of Davidson Trust Company (“DTC”) by the Corporation was completed. The acquisition of DTC initially increased the Corporation’s Wealth Management Division assets under management by $1.0 billion. The structure of the Corporation’s existing Wealth Management segment allowed for the immediate integration of DTC and was able to take advantage of the various synergies that exist between the two companies.

On May 27, 2011, the acquisition of the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) by the Corporation was completed. The acquisition of PWMG initially increased the Corporation’s Wealth Management Division assets under management by $1.1 billion. In addition, the acquisition enabled the Wealth Management Division to extend into central Pennsylvania by continuing to operate the former PWMG offices located in Hershey, Pennsylvania.

On July 1, 2010, the merger of First Keystone Financial, Inc. (“FKF”) with and into the Corporation, and the two step merger of FKF’s wholly-owned subsidiary, First Keystone Bank with and into the Bank, were completed. The acquisition of FKF, a federally chartered thrift institution with assets of approximately $480 million, enabled the Corporation to increase its regional footprint with the addition of eight full service branch locations, primarily in Delaware County, Pennsylvania.

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

B. Basis of Presentation

The accounting policies of the Corporation conform to U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry.

The Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiaries. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. All material, inter-company transactions and balances have been eliminated.

In preparing the Consolidated Financial Statements, the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2013, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan and lease losses and lending related commitments, goodwill and intangible assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased pension and post-retirement expense.

Correction of an Immaterial Accounting Error

In September 2012, the Corporation identified an immaterial accounting error related to two of its deferred compensation plans. The provisions of the deferred compensation plans enabled certain executives and directors to have bonus payments and director’s fees deferred, and allowed the participants to direct the investment of the deferred amounts. One of the investment choices offered to the participants is the Corporation’s common stock. This stock, along with the participants’ other investment choices, were placed in a trust which is owned by the Corporation. The carrying value of this trust is periodically adjusted to reflect changes in its fair market value. The portion of this trust comprised of the Corporation’s common stock was incorrectly reported as an asset on the Corporation’s balance sheet. The stock held in the trust should have been classified as treasury stock and reported in the shareholders’ equity section of the Corporation’s balance sheet, at cost.

The resulting corrections involved adjustments to assets and shareholders’ equity, as well as adjustments to other operating expense, as changes in the fair market value of the Corporation’s common stock held in the trust are charged to deferred compensation expense, a component of other operating expense.

In addition to the reclassification between assets and shareholders’ equity, there were immaterial reclassifications among assets related to the deferred compensation trust and other trusts that had previously been classified as other assets and other investments and are now classified as trading securities and available-for-sale investment securities. An immaterial reclassification to interest income on investment securities was related to this reclassification of investments. All periods presented in the tables accompanying this report have been revised to reflect these corrections.

The following tables detail the revisions to the previously reported information:

Income Statement Corrections

	For the Twelve Months Ended December 31, 2010
(dollars in thousands, except per share data)	Revised Amount	Originally Reported Amount	Adjustment
Interest on investment securities – taxable	$3,653	$3,552	$101
Other operating income	$2,525	$2,601	$(76)
Other operating expense	$8,374	$8,153	$221

Income before income taxes	$13,490	$13,686	$(196)
Income tax expense	$4,444	$4,512	$(68)

Net income	$9,046	$9,174	$(128)

Weighted-average basic shares outstanding	10,680,377	10,765,657	(85,280)
Weighted-average diluted shares outstanding	10,692,689	10,777,969	(85,280)
Basic earnings per common share	$0.85	$0.85	$—
Diluted earnings per common share	$0.85	$0.85	$—

	For the Twelve Months Ended December 31, 2011
(dollars in thousands, except per share data)	Revised Amount	Originally Reported Amount	Adjustment
Interest on investment securities – taxable	$4,488	$4,365	$123
Other operating income	$3,406	$3,497	$(91)
Other operating expense	$9,846	$9,643	$203

Income before income taxes	$29,143	$29,314	$(171)
Income tax expense	$9,541	$9,601	$(60)

Net income	$19,602	$19,713	$(111)

Weighted-average basic shares outstanding	12,659,824	12,746,346	(86,522)
Weighted-average diluted shares outstanding	12,742,137	12,828,659	(86,522)
Basic earnings per common share	$1.55	$1.55	$—
Diluted earnings per common share	$1.54	$1.54	$—

	For the Three Months Ended March 31, 2012 (unaudited)
(dollars in thousands, except per share data)	Revised Amount	Originally Reported Amount	Adjustment
Interest on investment securities – taxable	$1,103	$1,084	$19
Other operating income	$1,096	$1,111	$(15)
Other operating expense	$2,841	$2,588	$253

Income before income taxes	$7,777	$8,026	$(249)
Income tax expense	$2,704	$2,791	$(87)

Net income	$5,073	$5,235	$(162)

Weighted-average basic shares outstanding	12,979,746	13,065,885	(86,139)
Weighted-average diluted shares outstanding	13,127,248	13,213,387	(86,139)
Basic earnings per common share	$0.39	$0.40	$(0.01)
Diluted earnings per common share	$0.39	$0.40	$(0.01)

	For the Three Months Ended June 30, 2012 (unaudited)
(dollars in thousands, except per share data)	Revised Amount	Originally Reported Amount	Adjustment
Interest on investment securities – taxable	$1,049	$1,065	$(16)
Other operating income	$1,000	$972	$28
Other operating expense	$2,714	$2,831	$(117)

Income before income taxes	$8,153	$8,024	$129
Income tax expense	$2,808	$2,763	$45

Net income	$5,345	$5,261	$84

Weighted-average basic shares outstanding	13,072,963	13,156,231	(83,268)
Weighted-average diluted shares outstanding	13,231,533	13,314,801	(83,268)
Basic earnings per common share	$0.41	$0.40	$0.01
Diluted earnings per common share	$0.40	$0.40	$—

Balance Sheet Corrections

	As of December 31, 2011
(dollars in thousands)	Revised Amount	Originally Reported Amount	Adjustment
Investment securities available for sale, at fair value	$273,822	$272,317	$1,505
Investment securities available for sale, at amortized cost	$271,065	$269,611	$1,454
Trading securities	$1,436	$—	$1,436
Deferred income taxes	$13,845	$13,662	$183
Other investments	$4,107	$5,612	$(1,505)
Other assets	$13,641	$16,794	$(3,153)
Retained earnings	$126,242	$126,582	$(340)
Common stock held in treasury, at cost	$31,027	$29,833	$1,194
Shares of common stock held in treasury	2,997,628	2,909,542	88,086

C. Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and money market funds with other banks with original maturities of three months or less. Cash balances required to meet regulatory reserve requirements of the Federal Reserve Board amounted to $3.8 million and $5.2 million at December 31, 2012 and December 31, 2011, respectively.

D. Investment Securities

Investment securities which are held for indefinite periods of time, which the Corporation intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors, are classified as available for sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders’ equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

The Corporation follows ASC 370-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that provides guidance related to accounting for recognition of other-than-temporary impairment for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. Companies are required to record other-than-temporary impairment charges through earnings if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit-related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Corporation has no intent or it is more likely than not that the Corporation would not be required to sell an impaired security before a recovery of its amortized cost basis. Since the Corporation did not have any other-than-temporary impairment for 2012 or 2011, the adoption of this guidance has had no impact.

Investment securities held in trading accounts consist solely of a deferred compensation trust account which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants. Investment securities held in trading accounts are reported at their fair value, with adjustments in fair value reported through income.

E. Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized temporary losses, if any, are recognized through a valuation allowance by charges to income.

F. Portfolio Loans and Leases

The Corporation originates construction, commercial and industrial, commercial mortgage, residential mortgage, home equity and consumer loans to customers primarily in southeastern Pennsylvania as well as small-ticket equipment leasing to customers nationwide. Although the Corporation has a diversified loan and lease portfolio, its debtors’ ability to honor their contracts is substantially dependent upon the real estate and general economic conditions of the region.

Loans and leases that the Corporation has the intention and ability to hold for the foreseeable future or until maturity or pay-off, generally are reported at their outstanding principal balance adjusted for charge-offs, the allowance for loan and lease losses and any deferred fees or costs on originated loans and leases. Interest income is accrued on the unpaid principal balance.

Loan and lease origination fees and loan and lease origination costs are deferred and recognized as an adjustment of the related yield using the interest method.

The accrual of interest on loans and leases is generally discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans and leases are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on nonaccrual status or charged-off, is charged against interest income. All interest accrued, but not collected, on leases that are placed on nonaccrual status is not charged against interest until the lease is charged-off at 120 days delinquent. The interest received on these nonaccrual loans and leases is applied to reduce the carrying value of loans and leases. Loans and leases are returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for at least six months and future payments are reasonably assured. Once a loan returns to accrual status, any interest payments collected during the nonaccrual period which had been applied to the principal balance are reversed and recognized as interest income over the remaining term of the loan.

In connection with the FBD transaction, the Corporation acquired $76.6 million of loans from FBD. These acquired loans were recorded at their fair value. The difference between the recorded fair value and the principal value is accreted to interest income over the contractual lives of the loans in accordance with ASC 310-20

(formerly SFAS 91). Certain acquired loans which were deemed to be credit impaired at acquisition are accounted for in accordance with ASC 310-30 (formerly SOP 03-3), as discussed below, in subsection H of this footnote.

G. Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is established through a provision for loan and lease losses (the “Provision”) charged as an expense. The principal balances of loans and leases are charged against the Allowance when the Corporation believes that the principal is uncollectible. The Allowance is maintained at a level that the Corporation believes is sufficient to absorb estimated potential credit losses.

The Corporation’s determination of the adequacy of the Allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by the Corporation. Consideration is given to a variety of factors in establishing these estimates including specific terms and conditions of loans and leases, underwriting standards, delinquency statistics, historical charge-off history by portfolio segment, industry concentration, overall exposure to a single customer, adequacy of collateral, the dependence on collateral, and results of internal loan review, including a borrower’s perceived financial and management strengths, the amounts and timing of the present value of future cash flows, and the access to additional funds.

As part of the process of allocating the Allowance to the different segments of the loan and lease portfolio, the Corporation considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external third-party loan review specialists. The result of these reviews is reflected in the risk grade assigned to each loan. In addition, the remaining segments of the loan and lease portfolio, which include residential mortgage, home equity lines and loans, consumer loans, and leases, are allocated portions of the Allowance based on their performance status.

The evaluation process also considers the impact of competition, current and expected economic conditions, national and international events, the regulatory and legislative environment and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from the Corporation’s estimates, an additional Provision may be required that might adversely affect the Corporation’s results of operations in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the adequacy of the Allowance. Such agencies may require the Corporation to record additions to the Allowance based on their judgment of information available to them at the time of their examination.

H. Impaired Loans and Leases

A loan or lease is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect the contractually scheduled payments of principal or interest. When assessing impairment, the Corporation considers various factors, which include payment status, realizable value of collateral and the probability of collecting scheduled principal and interest payments when due. Loans and leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

The Corporation determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured by either the present value of expected future cash flows discounted at the loan’s contractual effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

In addition to originating loans, the Corporation occasionally acquires loans through mergers or loan purchase transactions. Some of these acquired loans may exhibit deteriorated credit quality that has occurred since origination and the Corporation may not expect to collect all contractual payments. Accounting for these purchased credit-impaired loans is done in accordance with ASC 310-30. The loans are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on nonaccrual status and have no accretable yield.

I. Troubled Debt Restructurings (“TDR”s)

A TDR occurs when a creditor, for economic or legal reasons related to a borrower’s financial difficulties, modifies the original terms of a loan or lease or grants a concession to the borrower that it would not otherwise have granted. A concession may include an extension of repayment terms, a reduction in the interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Corporation will make the necessary disclosures related to the TDR. In certain cases, a modification or concession may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered a TDR.

J. Other Real Estate Owned (“OREO”)

OREO consists of assets that the Corporation has acquired through foreclosure, by accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO on the balance sheet within other assets, at the lower of cost or estimated fair value less cost to sell, adjusted periodically based on current appraisals. Costs relating to the development or improvement of assets, as well as the costs required to obtain legal title to the property, are capitalized, while costs related to holding the property are charged to expense as incurred.

K. Other Investments and Federal Home Loan Bank Stock

Other investments include Community Reinvestment Act (“CRA”) investments, and equity stocks without a readily determinable fair market value. The Corporation’s investments in equity stocks include those issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank and Atlantic Central Bankers Bank. The Corporation is required to hold FHLB stock as a condition of its borrowing funds from the FHLB. As of December 31, 2012, the carrying value of the Corporation’s FHLB stock was $10.8 million. Ownership of FHLB stock is restricted and there is no market for these securities. For further information on the FHLB stock, see Note 10 – “Short-Term and Other Borrowings”.

L. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and predetermined rent are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected lease term or the estimated useful lives, whichever is shorter.

M. Pension and Postretirement Benefit Plans

The Corporation has three defined benefit pension plans, one postretirement benefit plan and a 401(K) plan as discussed in Note 16 – “401(K) Plan” and in Note 17 – “Pension and Postretirement Benefit Plans”. Net pension expense consists of service cost, interest cost, return on plan assets, amortization of prior service cost, amortization of transition obligations and amortization of net actuarial gains and losses. The Corporation accrues pension costs as incurred.

N. Bank Owned Life Insurance (“BOLI”)

BOLI is recorded at its cash surrender value. Income from BOLI is tax-exempt and included as a component of other non-interest income.

O. Derivative Financial Instruments

The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. To determine fair value, the Corporation uses a third party’s pricing model that incorporates assumptions about market conditions and risks that are current as of the reporting date.

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to floating in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheets with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the statement of operations. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

P. Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period.

All share-based payments, including grants of stock options, restricted stock awards and performance-based stock awards, are recognized as compensation expense in the statement of income at their fair value. The fair value of stock option grants is determined using the Black-Scholes pricing model which considers the expected life of the options, the volatility of stock price, risk-free interest rate and annual dividend yield. The fair value of the restricted stock awards is based on their market value on the grant date, while the fair value of the performance-based stock awards is based on their grant-date market value in addition to the likelihood of attaining certain pre-determined performance goals utilizing the Monte Carlo Simulation model.

Q. Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution that would occur if in-the-money stock options were exercised and converted into common shares and restricted stock awards and performance-based stock awards were vested. Proceeds assumed to have been received on options exercises are assumed to be used to purchase shares of the Corporation’s common stock at the average market price during the period, as required by the treasury stock method of accounting. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

R. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Corporation recognizes the benefit of a tax position only after determining that the Corporation would more-likely-than-not sustain the position following an examination. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Corporation applies these criteria to tax positions for which the statute of limitations remains open.

S. Revenue Recognition

With the exception of nonaccrual loans and leases, the Corporation recognizes all sources of income on the accrual method.

Additional information relating to Wealth Management fee revenue recognition follows:

The Corporation earns Wealth Management fee revenue from a variety of sources including fees from trust administration and other related fiduciary services, custody, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax service fees, shareholder service fees and brokerage. These fees are generally based on asset values and fluctuate with the market. Some revenue is not directly tied to asset value but is based on a flat fee for services provided. For many of our revenue sources, amounts are not received in the same accounting period in which they are earned. However, each source of Wealth Management fees is recorded on the accrual method of accounting.

The most significant portion of the Corporation’s Wealth Management fees is derived from trust administration and other related services, custody, investment management and advisory services, and employee benefit account and IRA administration. These fees are generally billed in arrears, based on the market value of assets at the end of the previous billing period. A smaller number of customers are billed in a similar manner, but on a quarterly or annual basis and some revenues are not based on market values.

The balance of the Corporation’s Wealth Management fees includes estate settlement fees and tax service fees, which are recorded when the related service is performed and asset management and brokerage fees on non-depository investment products, which are received one month in arrears, based on settled transactions, but are accrued in the month the settlement occurs.

Included in other assets on the balance sheet is a receivable for Wealth Management fees that have been earned but not yet collected. This receivable is reviewed quarterly for collectability.

T. Mortgage Servicing

A portion of the residential mortgage loans originated by the Corporation is sold to a third party; however the Corporation often retains the servicing duties related to these loans. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received in return for these services. Gains on the sale of these loans are based on the specific identification method.

An intangible asset, referred to as mortgage servicing rights (“MSR”s) is recognized when the loan servicing rights are retained upon sale of a loan. These MSRs amortize to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying loans.

MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is determined by stratifying the MSRs by predominant characteristics, such as interest rate and terms. Fair value is determined based upon discounted cash flows using market-based assumptions. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount for the stratum. A valuation allowance is utilized to record temporary impairment in MSRs. Temporary impairment is defined as impairment that is not deemed permanent. Permanent impairment is recorded as a reduction of the MSR and is not reversed.

U. Statement of Cash Flows

The Corporation’s statement of cash flows details operating, investing and financing activities during the reported periods.

V. Goodwill and Intangible Assets

The Corporation accounts for goodwill and other intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The goodwill and intangible assets as of December 31, 2012, other than MSRs in Note 1-T above, are related to the acquisitions of Lau Associates, PWMG and DTC, which are components of the Wealth Management segment, and FKF and FBD, which are components of the Banking segment. The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition. Goodwill impairment tests are performed at least annually, or when events occur or circumstances change that would more likely than not reduce the fair value of the acquisition or investment.

The Corporation’s impairment testing methodology is consistent with the methodology prescribed in ASC 350. Other intangible assets include a core deposit intangible, which was acquired in the FKF merger and the FBD transaction, customer relationships, trade name and non-competition agreements acquired in connection with the acquisitions of DTC, PWMG and Lau Associates. The customer relationships, non-competition agreement and core deposit intangibles are amortized over the estimated useful lives of the assets. The trade name intangible has an indefinite life and is evaluated for impairment annually.

W. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

X. Recent Accounting Pronouncements

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

FASB ASU No. 2011-03 – Reconsideration of Effective Control for Repurchase Agreements (Topic 860)

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

FASB ASU No. 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820)

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

FASB ASU No. 2011-05 – Presentation of Comprehensive Income (Topic 220)

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220)”, which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The Corporation has adopted ASU No. 2011-05 by electing to present these statements as two consecutive statements in its consolidated financial statements with no impact on its financial condition and results of operations.

FASB ASU No. 2011-08 – Testing Goodwill for Impairment (Topic 350)

On September 15, 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other– Testing Goodwill for Impairment. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions of ASU 2011-08 are effective for years beginning after December 15, 2011 for both public and nonpublic entities, although earlier adoption is allowed. The Corporation has not elected to use this method of an initial qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

FASB ASU No. 2011-12 – Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05

In December 2011, the FASB issued ASU 2011-12 – “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration. Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The Corporation does not expect ASU No. 2011-12 will have a material impact on its financial statements but will result in a revised presentation of reclassifications of items out of accumulated other comprehensive income.

FASB ASU No. 2012-02 – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued an update (“ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment) which permits entities to perform an optional qualitative assessment for determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Corporation has not elected to use this optional assessment method.

FASB ASU No. 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an update (ASU 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) which requires entities to disclose, for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012; early adoption is allowed. The Corporation is currently evaluating the impact of this guidance but does not expect it to have a material impact on its financial statements.

Note 2 – Business Combinations

First Bank of Delaware

The acquisition of certain loan and deposit accounts and a branch location from First Bank of Delaware by the Corporation was completed on November 17, 2012.

First Bank of Delaware, established in June 1999, was a $250 million state-chartered commercial bank operating from one full-service branch location in Wilmington, Delaware. Subsequent to the transaction with the Corporation, FBD’s remaining assets were transferred to a liquidating trust and its charter was cancelled. The transaction enabled the Corporation to further expand its footprint in the State of Delaware by complementing the existing wealth management operations of Bryn Mawr Trust of Delaware and Lau Associates, both located in Greenville, Delaware.

The transaction was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill, which will not be amortizable for book purposes, however will be deductible for tax purposes. The Corporation allocated the total balance of goodwill to its Banking segment. The Corporation also recorded a core deposit intangible which will be amortized over a ten-year period using a declining-balance method.

In connection with the FBD transaction, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash paid at closing	$10,559

Value of consideration	10,559
Assets acquired:
Cash and due from banks	525
Loans	76,556
Premises and equipment	460
Core deposit intangible	320
Other assets	256

Total assets	78,117
Liabilities assumed:
Nonmaturity deposits	27,080
Time deposits	43,257
Unfavorable lease	140
Other liabilities	390

Total liabilities	70,867
Net assets acquired	7,250

Goodwill resulting from acquisition of FBD	$3,309

The fair values listed above are estimates and are subject to adjustment. However, while they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the transaction.

Davidson Trust Company

The acquisition of the Davidson Trust Company by the Corporation was completed on May 15, 2012. In addition to cash paid at closing, three separate contingent payments, each of which is not to exceed $1.05 million, were payable on each of November 14, 2012, May 14, 2013 and November 14, 2013. The first contingent payment in the amount of $1.05 million was made on November 14, 2012. The contingent payments are subject to certain post-closing contingencies relating to the assets under management.

The addition of DTC has allowed the Corporation to expand its range of services and will bring deeper market penetration in our core market area. The structure of the Corporation’s existing Wealth Management segment has allowed for the immediate integration of DTC and will take advantage of the various synergies that exist between the two companies. The acquisition of DTC initially increased the Corporation’s Wealth Management Division assets under management by $1.0 billion.

The acquisition of DTC was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill, which will not be amortizable for book purposes, however will be deductible for tax purposes. The Corporation allocated the total balance of goodwill to its Wealth Management segment. The Corporation also recorded an intangible asset for customer relationships, which will be amortized over a ten-year period using a straight-line method, an intangible asset for restrictive covenant agreements, which will be amortized over a five-year period using a straight-line method and an intangible asset for trade name which will not be amortized.

As of September 30, 2012, the Corporation finalized its fair value estimates related to the acquisition of DTC.

In connection with the DTC acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash paid at closing	$8,400
Contingent payment liability	2,100

Value of consideration	10,500
Assets acquired:
Cash operating accounts	1,433
Other assets	201
Intangible asset – customer relationships	3,720
Intangible asset – noncompetition agreements	1,385
Intangible asset – trade name	970
Premises and equipment	117
Deferred tax asset	785

Total assets	8,611
Liabilities assumed:
Deferred tax liability	2,125
Miscellaneous liabilities	885

Total liabilities	3,010
Net assets acquired	5,601

Goodwill resulting from acquisition of DTC	$4,899

Private Wealth Management Group of the Hershey Trust Company

The acquisition of PWMG by the Corporation was completed on May 27, 2011. The consideration paid by the Corporation was $18.4 million, of which $8.1 million cash and 322,101 unregistered shares of the BMBC common stock, valued at $6.7 million, were paid at closing, and $3.6 million cash was placed in escrow to be paid in three equal installments on the 6-, 12- and 18-month anniversaries of February 17, 2011, the date preceding the date of the definitive stock purchase agreement, subject to certain post-closing contingencies relating to the assets under management. As of December 31, 2012, the full amount of cash held in escrow had been released.

The acquisition of PWMG initially increased the Corporation’s Wealth Management Division assets under management by $1.1 billion.

The acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of $5.7 million, which will not be amortizable for book purposes, however will be deductible for tax purposes. The Corporation allocated the total balance of goodwill to its Wealth Management segment. The Corporation also recorded an $8.6 million intangible asset for customer relationships, which is being amortized over a 15 year period using an accelerated method and a $3.8 million intangible asset for restrictive covenant agreements, which is being amortized over a five-and-a-half year period using a straight-line method.

In connection with the acquisition of PWMG, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of the acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (322,101 shares)	$6,661
Cash paid	11,750
Cash held in escrow as of December 31, 2012	—

Value of consideration	18,411
Assets acquired:
Intangible asset – customer relationships	8,610
Intangible asset – non-compete agreements	3,830
Premises and equipment	250

Total assets	12,690
Liabilities assumed:	—
Net assets acquired	12,690

Goodwill resulting from the acquisition of PWMG	$5,721

Note 3 – Goodwill & Other Intangible Assets

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates in July, 2008, FKF in July, 2010, PWMG in May, 2011, DTC in May, 2012 and FBD in November, 2012 for the years ending December 31, 2012 and 2011 are as follows:

(dollars in thousands)	Beginning Balance 12/31/11	Additions/ Adjustments	Amortization	Ending Balance 12/31/12	Amortization Period
Goodwill – Lau	$9,846	$—	$—	$9,846	Indefinite
Goodwill – FKF	9,122	—	—	9,122	Indefinite
Goodwill – PWMG	5,721	—	—	5,721	Indefinite
Goodwill – DTC	—	4,899	—	4,899	Indefinite
Goodwill – FBD	—	3,309	—	3,309	Indefinite

Total	$24,689	$8,208	$—	$32,897
Core deposit intangible	$1,628	$320	$(294)	$1,654	10 Years
Customer relationships	12,376	3,720	(1,206)	14,890	10 to 15 Years
Non compete agreements	3,770	1,385	(911)	4,244	5 to 5 1/2 Years
Trade name	240	970	—	1,210	Indefinite

Total	$18,014	$6,395	$(2,411)	$21,998

Grand total	$42,703	$14,603	$(2,411)	$54,895

(dollars in thousands)	Beginning Balance 12/31/10	Additions/ Adjustments	Amortization	Ending Balance 12/31/11	Amortization Period
Goodwill – Lau*	$7,918	$1,928	$—	$9,846	Indefinite
Goodwill – FKF	9,741	(619)	—	9,122	Indefinite
Goodwill – PWMG	—	5,721	—	5,721	Indefinite

Total	$17,659	$7,030	$—	$24,689
Core deposit intangible	1,951	—	(323)	1,628	10 Years
Customer relationships	4,473	8,610	(707)	12,376	15 Years
Non compete agreements	400	3,830	(460)	3,770	5 1/2 Years
Trade name	240	—	—	240	Indefinite

Total	$7,064	$12,440	$(1,490)	$18,014

Grand total	$24,723	$19,470	$(1,490)	$42,703

*	Under the terms of the Lau Associates acquisition, the Corporation recorded the final earn-out payment of $1.9 million during the fourth quarter of 2011, and the payment was made during the first quarter of 2012.

Note 4 – Investment Securities

The amortized cost and estimated fair value of investments which were classified as available for sale, are as follows:

As of December 31, 2012

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Obligations of the U.S. government and agencies	$73,183	$796	$(107)	$73,872
Obligations of state and political subdivisions	30,244	199	(59)	30,384
Mortgage-backed securities	128,537	3,302	(13)	131,826
Collateralized mortgage obligations	62,116	622	(35)	62,703
Other investments	17,667	162	—	17,829

Total	$311,747	$5,081	$(214)	$316,614

As of December 31, 2011

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Obligations of the U.S. government and agencies	$104,252	$397	$(79)	$104,570
Obligations of state and political subdivisions	8,210	158	(2)	8,366
Mortgage-backed securities	95,713	2,160	(39)	97,834
Collateralized mortgage obligations	32,418	251	(46)	32,623
Other investments	30,472	264	(307)	30,429

Total	$271,065	$3,230	$(473)	$273,822

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2012:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$20,032	$(107)	$—	$—	$20,032	$(107)
Obligations of state and political subdivisions	10,752	(59)	—	—	10,752	(59)
Mortgage-backed securities	12,602	(13)	—	—	12,602	(13)
Collateralized mortgage obligations	10,040	(35)	—	—	10,040	(35)

Total	$53,426	$(214)	$—	$—	$53,426	$(214)

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2011:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized Losses
Obligations of the U.S. Government and agencies	$23,457	$(79)	$—	$—	$23,457	$(79)
Obligations of state and political subdivisions	620	(2)	—	—	620	(2)
Mortgage-backed securities	7,696	(22)	4,886	(17)	12,582	(39)
Collateralized mortgage obligations	7,440	(46)	—	—	7,440	(46)
Other investments	15,596	(307)	—	—	15,596	(307)

Total	$54,809	$(456)	$4,886	$(17)	$59,695	$(473)

Management evaluates the Corporation’s investment securities that are in an unrealized loss position in order to determine if the decline in market value is other than temporary. The investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All fixed income investment securities in the Corporation’s investment portfolio are rated as investment-grade or higher. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers. Management does not believe that these unrealized losses are other-than-temporary. The Corporation does not have the intent to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely than not that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

At December 31, 2012, securities having a fair value of $108.7 million were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and estimated fair value of investment and mortgage-related securities as of December 31, 2012 and 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
(dollars in thousands)	Amortized Cost	Estimated Market Value
Investment securities*:
Due in one year or less	$10,571	$10,590
Due after one year through five years	38,056	38,171
Due after five years through ten years	40,635	40,714
Due after ten years	18,415	19,044

Subtotal	107,677	108,519
Mortgage-related securities	190,653	194,529

Total	$298,330	$303,048

*	Included in the investment portfolio, but not in the table above, are $13.6 million of mutual funds which have no stated maturity or constant stated coupon rate.

	December 31, 2011
(dollars in thousands)	Amortized Cost	Estimated Market Value
Investment securities*:
Due in one year or less	$900	$900
Due after one year through five years	54,046	54,349
Due after five years through ten years	48,210	48,354
Due after ten years	26,233	26,353

Subtotal	129,389	129,956
Mortgage-related securities	128,131	130,457

Total	$257,520	$260,413

*	Included in the investment portfolio, but not in the table above, are $13.4 million of mutual funds which have no stated maturity or constant stated coupon rate

Proceeds from the sale of available for sale investment securities totaled $40.6 million, $89.7 million and $88.0 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively. Gain on sale of available for sale investment securities for the twelve months ended December 31, 2012, 2011 and 2010 totaled $1.4 million, $1.8 million and $2.5 million, respectively.

As of December 31, 2012 and December 31, 2011, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

Note 5 – Loans and Leases

A. Loans and leases outstanding are detailed by portfolio segment as follows:

	December 31,
(dollars in thousands)	2012	2011
Loans held for sale	$3,412	$1,588

Real estate loans:
Commercial mortgage	$546,358	419,130
Home equity lines and loans	194,861	207,917
Residential mortgage	288,212	306,478
Construction	26,908	52,844

Total real estate loans	1,056,339	986,369
Commercial and industrial	291,620	267,204
Consumer	17,666	11,429
Leases	32,831	30,390

Total portfolio loans and leases	1,398,456	1,295,392

Total loans and leases	$1,401,868	$1,296,980

Loans with predetermined rates	$723,417	$608,490
Loans with adjustable or floating rates	678,451	688,490

Total loans and leases	$1,401,868	$1,296,980

Net deferred loan origination costs included in the above loan table	$402	$563

B. Leases outstanding at December 31 are detailed by components of the net investment as follows:

	December 31,
(dollars in thousands)	2012	2011
Minimum lease payments receivable	$37,349	$34,143
Unearned lease income	(6,099)	(5,080)
Initial direct costs and deferred fees	1,581	1,327

Total	$32,831	$30,390

C. Non-Performing Loans and Leases*

	December 31,
(dollars in thousands)	2012	2011
Nonaccrual loans and leases:
Commercial mortgage	$631	$1,043
Home equity lines and loans	2,792	2,678
Residential mortgage	3,748	3,228
Construction	3,314	4,901
Commercial and industrial	3,506	2,305
Consumer	7	5
Leases	42	155

Total	14,040	14,315

Loans and leases 90 days or more past due and still accruing:
Construction	728	—

Total non-performing loans and leases	$14,768	$14,315

*	Purchased credit-impaired loans, which have been recorded at their fair values at the acquisition date and which are performing as expected are excluded from this table with the exception of $90 thousand and $1.5 million as of December 31, 2012 and 2011, respectively, of purchased credit-impaired loans which became non-performing subsequent to the merger.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30 to account for the interest earned, as of the dates indicated, is as follows:

	December 31,
(dollars in thousands)	2012	2011
Outstanding principal balance	$19,527	$22,749
Carrying amount(1)	$12,128	$13,993

(1)

Includes $319 thousand and $678 thousand of purchased credit-impaired loans as of December 31, 2012 and 2011, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at the acquisition date, and for which no accretable yield is recognized. Additionally, the table above includes $90 thousand and $1.5 million as of December 31, 2012 and 2011, respectively, of purchased credit-impaired loans that subsequently became non-performing, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the twelve months ended December 31, 2012:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2011	$9,537
Accretion	(1,458)
Reclassification from nonaccretable difference	1,299
Additions	18
Disposals	(1,371)

Balance, December 31, 2012	$8,025

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of December 31, 2012 and 2011:

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Delinquency %*
As of December 31, 2012
Commercial mortgage	$704	$384	$538	$1,626	$544,732	$546,358	0.30%
Home equity lines and loans	241	84	1,894	2,219	192,642	194,861	1.14%
Residential mortgage	888	224	2,192	3,304	284,908	288,212	1.15%
Construction	—	—	4,042	4,042	22,866	26,908	15.02%
Commercial and industrial	376	50	2,535	2,961	288,659	291,620	1.02%
Consumer	8	7	4	19	17,647	17,666	0.11%
Leases	33	18	22	73	32,758	32,831	0.22%

	$2,250	$767	$11,227	$14,244	$1,384,212	$1,398,456	1.02%

*	Delinquency equals Total Past Due divided by Total Loans and Leases

(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Loans and Leases	Delinquency %*
As of December 31, 2011
Commercial mortgage	$193	$171	$1,311	$1,675	$417,455	$419,130	0.40%
Home equity lines and loans	330	199	2,235	2,764	205,153	207,917	1.33%
Residential mortgage	1,455	907	1,856	4,218	302,260	306,478	1.38%
Construction	—	—	4,853	4,853	47,991	52,844	9.18%
Commercial and industrial	279	1,513	2,089	3,881	263,323	267,204	1.45%
Consumer	33	—	4	37	11,392	11,429	0.32%
Leases	156	75	145	376	30,014	30,390	1.24%

	$2,446	$2,865	$12,493	$17,804	$1,277,588	$1,295,392	1.37%

*	Delinquency equals Total Past Due divided by Total Loans and Leases

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses for the twelve month periods ended December 31, 2012, 2011, 2010:

(dollars in thousands)	For the Twelve Months Ended December 31,
	2012	2011	2010
Balance, beginning of period	$12,753	$10,275	$10,424
Charge-offs	(2,867)	(4,648)	(10,694)
Recoveries	536	1,038	691
Provision for loan and lease losses	4,003	6,088	9,854

Balance, end of period	$14,425	$12,753	$10,275

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses, by portfolio segment, for the twelve months ended December 31, 2011

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2010	$2,534	$1,563	$843	$633	$3,565	$115	$766	$256	$10,275
Charge-offs	(827)	(514)	(391)	(1,174)	(633)	(92)	(1,017)	—	(4,648)
Recoveries	—	190	—	—	307	11	530	—	1,038
Provision for loan and lease losses	1,458	468	1,140	1,925	577	85	253	182	6,088

Balance, December 31, 2011	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses, by portfolio segment, for the twelve months ended December 31, 2012

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2011	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753
Charge-offs	(234)	(375)	(209)	(1,131)	(458)	(96)	(364)	—	(2,867)
Recoveries	4	—	75	15	143	7	292	—	536
Provision for loan and lease losses	972	525	566	751	1,136	159	33	(139)	4,003

Balance, December 31, 2012	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425

The following table details the allocation of the allowance for loan and lease losses by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2012 and 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total

As of December 31, 2012
Allowance on loans and leases:
Individually evaluated for impairment	$—	$217	$667	$543	$919	$8	$—	$—	$2,354
Collectively evaluated for impairment	3,894	1,640	1,357	451	3,718	181	493	299	12,033
Purchased credit-impaired*	13	—	—	25	—	—	—	—	38

Total	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425

As of December 31, 2011
Allowance on loans and leases:

Individually evaluated for impairment	$—	$75	$358	$640	$248	$—	$—	$—	$1,321
Collectively evaluated for impairment	3,153	1,632	1,234	741	3,568	119	532	438	11,417
Purchased credit-impaired*	12	—	—	3	—	—	—	—	15

Total	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2012 and 2011:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of December 31, 2012
Balance of loans and leases:
Individually evaluated for impairment	$541	$3,403	$9,211	$4,631	$3,997	$7	$—	$21,790
Collectively evaluated for impairment	535,506	191,439	278,951	20,785	287,367	17,659	32,831	1,364,538
Purchased credit-impaired*	10,311	19	50	1,492	256	—	—	12,128

Total	$546,358	$194,861	$288,212	$26,908	$291,620	$17,666	$32,831	$1,398,456

As of December 31, 2011
Balance of loans and leases:
Individually evaluated for impairment	$—	$2,714	$8,146	$6,062	$2,393	$5	$—	$19,320
Collectively evaluated for impairment	407,095	205,172	298,018	45,696	264,286	11,424	30,390	1,262,081
Purchased credit-impaired*	12,035	31	314	1,086	525	—	—	13,991

Total	$419,130	$207,917	$306,478	$52,844	$267,204	$11,429	$30,390	$1,295,392

*	Purchased credit-impaired loans are evaluated for impairment on an individual basis

As part of the process of allocating the allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews, at least quarterly, of the individual loans are performed by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to allocate the allowance for loan and lease losses as of December 31, 2012 and 2011:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
As of December 31,	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$538,470	$414,250	$16,504	$38,367	$278,167	$260,050	$833,141	$712,667
Special Mention	2,215	1,932	1,317	3,704	6,256	1,459	9,788	7,095
Substandard	5,673	2,948	9,087	10,521	7,197	5,523	21,957	18,992
Doubtful*	—	—	—	252	—	172	—	424

Total	$546,358	$419,130	$26,908	$52,844	$291,620	$267,204	$864,886	$739,178

*	Loans balances classified as “Doubtful” have been reduced by partial charge-offs, and are carried at their net realizable value.

	Credit Risk Profile Based on Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
As of December 31,	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Performing	$284,464	$303,250	$192,069	$205,239	$17,659	$11,424	$32,789	$30,235	$526,981	$550,148
Non-performing	3,748	3,228	2,792	2,678	7	5	42	155	6,589	6,066

Total	$288,212	$306,478	$194,861	$207,917	$17,666	$11,429	$32,831	$30,390	$533,570	$556,214

G. Troubled Debt Restructurings (“TDRs”):

The restructuring of a loan is considered a “troubled debt restructuring” if both of the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the creditor has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan, or (e) for leases, a reduced lease payment. A less common concession granted is the forgiveness of a portion of the principal.

The determination of whether a borrower is experiencing financial difficulties takes into account not only the current financial condition of the borrower, but also the potential financial condition of the borrower, if a concession were not granted. The determination of whether a concession has been granted is subjective in nature. For example, simply extending the term of a loan at its original interest rate or even at a higher interest rate could be interpreted as a concession unless the borrower could readily obtain similar credit terms from a different lender.

As of June 30, 2012, the Corporation has adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Corporation reassessed all loan and lease modifications occurring since January 1, 2011 for identification as troubled debt restructurings. The reassessment of all loan and lease modifications since January 1, 2011 did not uncover any previously undisclosed TDRs.

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	December 31, 2012	December 31, 2011
TDRs included in nonperforming loans and leases	$3,106	$4,300
TDRs in compliance with modified terms	8,008	7,166

Total TDRs	$11,114	$11,466

The following table presents information regarding loan and lease modifications granted during the twelve months ended December 31, 2012 that were categorized as TDRs:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	3	$1,235	$1,235
Commercial and industrial	1	39	39
Home equity lines and loans	5	908	919
Leases	4	43	43

Total	13	$2,225	$2,236

The following table presents information regarding the types of loan and lease modifications made for the twelve months ended December 31, 2012:

	Number of Contracts
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change with Interest-Only Period	Contractual Payment Reduction (Leases only)
Residential	—	1	2	—	—
Commercial and industrial	—	—	1	—	—
Home equity lines and loans	1	—	3	1	—
Leases	—	—	—	—	4

Total	1	1	6	1	4

The following table presents information regarding loan and lease modifications granted during the twelve months ended December 31, 2011 that were categorized as TDRs:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	2	$674	$674
Commercial and industrial	3	478	478
Construction	2	4,430	4,430
Leases	11	157	157

Total	18	$5,739	$5,739

The following table presents information regarding the types of loan and lease modifications made for the twelve months ended December 31, 2011:

	Number of Contracts
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change with Interest-Only Period	Contractual Payment Reduction (Leases only)
Residential	—	—	1	1	—
Commercial and industrial	—	—	2	1	—
Construction	—	2	—	—	—
Leases	—	—	—	—	11

Total	—	2	3	2	11

During the twelve months ended December 31, 2012, there were no defaults of loans or leases that had been previously modified to Troubled Debt Restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the twelve months ended December 31, 2012 and 2011 (purchased credit-impaired loans are not included in the tables):

(dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest income recognized	Cash-Basis Interest Income Recognized
As of or for the Twelve Months Ended December 31, 2012
Impaired loans with related allowance:
Home equity lines and loans	$1,261	$1,321	$217	$1,327	$42	$—
Residential mortgage	4,778	4,793	667	4,764	152	—
Construction	2,564	2,564	543	3,272	—	—
Commercial and industrial	3,357	3,383	919	3,402	49	—
Consumer	7	8	8	10	—	—

Total	11,967	12,069	2,354	12,775	243	—

Impaired loans* without related allowance:
Commercial mortgage	541	574	—	581	14	—
Home equity lines and loans	2,142	2,223	—	2,478	22	—
Residential mortgage	4,433	4,741	—	4,735	154	—
Construction	2,067	2,317	—	3,461	58	—
Commercial and industrial	640	639	—	645	16	—

Total	9,823	10,494	—	11,900	264	—

Grand total	$21,790	$22,563	$2,354	$24,675	$507	$—

*	The table above does not include the recorded investment of $168 thousand of impaired leases without a related allowance for loan and lease losses.
**	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest income recognized	Cash-Basis Interest Income Recognized
As of or for the twelve months ended December 31, 2011
Impaired loans with related allowance:
Home equity lines and loans	$448	$456	$75	$456	$1	$—
Residential mortgage	2,654	2,682	358	2,696	130	—
Construction	4,853	6,054	640	6,478	73	—
Commercial and industrial	1,568	2,160	248	2,199	32	—

Total	9,523	11,352	1,321	11,829	236	—
Impaired loans* without related allowance:
Home equity lines and loans	2,266	2,310	—	2,316	46	—
Residential mortgage	5,492	5,863	—	5,865	191	—
Construction	1,209	1,213	—	1,326	56	—
Commercial and industrial	825	855	—	1,031	20	—
Consumer loans	5	5	—	6	1	—

Total	9,797	10,246	—	10,544	314	—
Grand total	$19,320	$21,598	$1,321	$22,373	$550	$—

*	The table above does not include the recorded investment of $680 thousand of impaired leases without a related allowance for loan and lease losses.
**	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

Note 6 – Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Corporation had $906 thousand in OREO assets at December 31, 2012.

As of December 31, 2012, Phase I environmental tests had been conducted on one of the OREO properties that indicated possible environmental contamination. Phase 2 environmental testing is currently being conducted and until the completion of these Phase 2 environmental tests no reserve for potential remediation cost has been recorded as it is not yet possible to establish the probability of, or reasonably estimate, a potential loss.

The summary of the change in other real estate owned, which is included as a component of other assets on the Corporation’s Consolidated Balance Sheets, is as follows:

	December 31,
(dollars in thousands)	2012	2011
Balance January 1	$549	$2,527
Additions	949	1,163
Capitalized cost	61	—
Impairment of OREO	—	(251)
Sales	(653)	(2,890)

Balance December 31	$906	$549

Note 7 – Premises and Equipment

A. A summary of premises and equipment is as follows:

	December 31,
(dollars in thousands)	2012	2011
Land	$5,306	$5,369
Buildings	22,966	22,973
Furniture and equipment.	21,598	21,129
Leasehold improvements	13,729	11,575
Construction in progress	1,925	25
Less: accumulated depreciation	(34,354)	(31,743)

Total	$31,170	$29,328

Depreciation and amortization expense related to the assets detailed in the above table for the years ended December 31, 2012, 2011, and 2010 amounted to $2.9 million, $2.8 million, and $2.3 million, respectively.

B. Future minimum cash rent commitments under various operating leases as of December 31, 2012 are as follows:

(dollars in thousands)
2013	$3,002
2014	3,012
2015	3,043
2016	2,812
2017	2,858
2018 and thereafter	38,136

Total	$52,863

Rent expense on leased premises and equipment for the years ended December 31, 2012, 2011 and 2010 amounted to $2.7 million, $2.2 million, and $1.6 million, respectively.

Note 8 – Mortgage Servicing Rights (“MSR”s)

A. The following summarizes the Corporation’s activity related to MSRs for the years ended December 31:

(dollars in thousands)	2012	2011	2010
Balance, January 1	$4,041	$4,925	$4,059
Additions	1,579	651	1,819
Amortization	(966)	(749)	(923)
Impairment	(163)	(786)	(30)

Balance, December 31	$4,491	$4,041	$4,925

Fair value	$4,638	$4,041	$5,815

Loans serviced for others	$595,317	$574,422	$605,485

B. The following summarizes the Corporation’s activity related to changes in the impairment valuation allowance of MSRs for the years ended December 31:

(dollars in thousands)	2012	2011	2010
Balance, January 1	$(1,382)	$(596)	$(566)
Impairment	(278)	(800)	(390)
Recovery	115	14	360

Balance, December 31	$(1,545)	$(1,382)	$(596)

C. Other MSR Information – At December 31, 2012, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)
Fair value amount of MSRs	$4,638
Weighted average life (in years)	4.8
Prepayment speeds (constant prepayment rate)*	15.9%
Impact on fair value:
10% adverse change	$(230)
20% adverse change	$(442)
Discount rate	10.5%
Impact on fair value:
10% adverse change	$(158)
20% adverse change	$(306)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

At December 31, 2012, 2011 and 2010, the fair value of the mortgage MSRs is $4.6 million, $4.0 million, and $5.8 million, respectively. The fair value of the MSRs for these dates was determined using a third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.

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

Note 9 – Deposits

A. The following table details the components of deposits:

	As of December 31,
(dollars in thousands)	2012	2011
Savings	$129,091	$130,613
NOW accounts*	270,279	233,562
Market rate accounts*	604,632	458,902
Time deposits, less than $100	121,994	125,341
Time deposits, $100 or more	96,592	83,992
Wholesale time deposits	12,421	23,550

Total interest-bearing deposits	1,235,009	1,055,960
Non-interest-bearing deposits	399,673	326,409

Total deposits	$1,634,682	$1,382,369

*	Includes wholesale deposits.

The aggregate amount of deposit overdrafts included as loans as of December 31, 2012 and 2011 were $603 thousand and $505 thousand, respectively.

B. The following tables detail the maturities of time deposits:

	As of December 31, 2012
(dollars in thousands)	$100 or more	Less than $100
Maturing during:
2013	$84,003	$97,169
2014	7,481	14,529
2015	1,302	3,888
2016	1,581	3,021
2017	2,225	3,314
2018 and thereafter	—	73

Total	$96,592	$121,994

C. The following tables detail the maturities of wholesale time deposits:

	As of December 31, 2012
(dollars in thousands)	$100 or more	Less than $100
Maturing during:
2013	$6,637	$371
2014	5,413	—

Total	$12,050	$371

Note 10 – Short-term and Other Borrowings

A. Short-term borrowings – As of December 31, 2012 and 2011, the Corporation had $9.4 million and $12.9 million of short-term (original maturity of one year or less) borrowings, respectively, which consisted solely of funds obtained from overnight repurchase agreements with commercial customers.

A summary of short-term borrowings is as follows:

	As of December 31,
(dollars in thousands)	2012	2011
Overnight fed funds	$—	$—
Repurchase agreements	9,403	12,863

Total short-term borrowings	$9,403	12,863

The following table sets forth information concerning short-term borrowings:

	As of or Twelve Months Ended December 31,
(dollars in thousands)	2012	2011
Balance at period-end	$9,403	$12,863
Maximum amount outstanding at any month end	19,029	23,326
Average balance outstanding during the period	13,526	11,380
Weighted-average interest rate:
As of the period-end	0.15%	0.15%
Paid during the period	0.20%	0.21%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. FHLB Advances and Other Borrowings:

As of December 31, 2012 and 2011, the Corporation had $161.3 million and $147.8 million, respectively, of other borrowings, consisting mainly of advances from FHLB, a commercial mortgage on its Wealth Management Division’s offices located in Bryn Mawr, PA (which was paid off during 2012) and a commercial term loan originated to fund the extinguishment of the Corporation’s Junior Subordinated Debentures detailed in Note 13, below. Both of the aforementioned loans are from correspondent banks.

The following table presents the remaining periods until maturity of the FHLB advances and other borrowings:

	As of December 31,
(dollars in thousands)	2012	2011
Within one year	$35,458	$39,276
Over one year through five years	104,244	85,238
Over five years through ten years	21,613	22,253
Over ten years	—	1,028

Total	$161,315	$147,795

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range*		Weighted Average Rate	Interest Rate		Balance at December 31,
Description	From	To		From	To	2012	2011
Fixed amortizing	03/12/13	12/29/15	3.56%	3.19%	3.73%	$4,285	$10,535
Adjustable amortizing**	12/31/16	12/31/16	3.25%	3.25%	3.25%	9,400	13,692
Bullet maturity – fixed rate	02/25/13	06/12/17	1.87%	1.19%	4.12%	90,000	75,500
Bullet maturity – variable rate	11/18/17	11/18/17	0.46%	0.46%	0.46%	15,000	—
Convertible-fixed	01/03/13	08/20/18	2.51%	2.21%	2.94%	42,630	48,068

Total						$161,315	$147,795

*	Maturity range refers to December 31, 2012 balances
**	Loans from correspondent banks other than FHLB

Included in the table above as of December 31, 2012 and 2011 are $42.6 million and $48.1 million, respectively, of FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of December 31, 2012, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2013. These advances are included in the periods in which they mature, rather than the period in which they are subject to conversion.

C. Other FHLB Information – The Corporation had a maximum borrowing capacity (“MBC”) with the FHLB of approximately $726.9 million as of December 31, 2012 of which the unused capacity was $560.7 million at December 31, 2012. In addition there were $64.0 million in overnight federal funds line and $65.2 million of Federal Reserve Discount Window capacity. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $10.8 million at December 31, 2012, and $11.6 million at December 31, 2011. The carrying amount of the FHLB stock approximates its redemption value.

The level of required investment in FHLB stock is based on the balance of outstanding loans the Corporation has from the FHLB. Although FHLB stock is a financial instrument that represents an equity interest in the FHLB, it does not have a readily determinable fair value. FHLB stock is generally viewed as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation regularly reviews financial statements filed by the FHLB. The most recent unaudited financial information available as of February 21, 2013 indicates an increase in the FHLB’s net income over last year. In addition, credit-related other-than-temporary impairments have declined for the year ended December 31, 2012, as compared to the same period in 2011. Management believes that these indicators, as well as the fact that the FHLB has resumed redemption of its capital stock and has paid dividends in 2012, support the Corporation’s assessment that its investment in FHLB capital stock is not other-than-temporarily impaired.

Note 11 – Derivatives and Hedging Activities

In December, 2012, the Corporation entered into a forward-starting interest rate swap to hedge the cash flows of a $15 million floating-rate FHLB borrowing. The interest rate swap involves the exchange of the Corporation’s floating rate interest payments on the underlying principal amount. This swap was designated, and qualified, for cash-flow hedge accounting. The term of the swap begins November 30, 2015 and ends November 28, 2022. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in the periods in which the hedged forecasted transaction affects earnings.

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of December 31, 2012:

(dollars in thousands)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.338%	2.376%	$(36)

For the twelve months ended December 31, 2012, there has been no reclassification of the interest-rate swap’s fair value from other comprehensive income to earnings.

As of December 31, 2011, the Corporation held no derivative positions.

Note 12 – Subordinated Debentures

The Corporation issued an aggregate of $15 million in subordinated debentures in July and August 2008. This subordinated debenture had a floating interest rate, which reset quarterly at 90 day LIBOR plus 3.75%, had a maturity of 10 years, and could be prepaid at the end of 5 years with no prepayment penalty. In April 2009, the Corporation raised an additional $7.5 million in subordinated debentures. These subordinated debentures bore an interest rate equal to the 90 day LIBOR rate plus 5.75% and was adjusted quarterly. During the twelve months ended December 31, 2012, the Corporation elected to prepay, in full, all outstanding subordinated debentures. The Corporation incurred $488 thousand in prepayment penalties and unamortized issuance costs related to the early extinguishment of its subordinated debt.

Note 13 – Junior Subordinated Debentures

In connection with the FKF merger, the Corporation acquired FKF Capital Trust I (the “Trust”), a trust formed under Delaware law that became an unconsolidated subsidiary of the Corporation. On August 21, 1997, the Trust had issued $16.2 million of preferred securities (the “Preferred Securities”) at an interest rate of 9.7%, with a scheduled maturity of August 15, 2027. Simultaneously, the proceeds from the issue, along with $502 thousand of cash were invested in junior subordinated debentures (the “Debentures”) that were assumed by the Corporation. On November 15, 2001 and June 25, 2008, FKF purchased $3.5 million and $1.5 million, respectively, of the Preferred Securities.

On December 19, 2011, the Corporation elected to prepay, in full, the Debentures. Simultaneously, the Trust called the Preferred Securities. Funding for the prepayment was obtained through an adjustable-rate term loan indexed to LIBOR.

Note 14 – Disclosure about Fair Value of Financial Instruments

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

Investment Securities

Estimated fair values for investment securities are generally valued by an independent third party based on market data, utilizing pricing models that vary by asset and incorporate available trade, bid and other market information. Management reviews, annually, the process utilized by its independent third-party valuation experts. On a quarterly basis, Management tests the validity of the prices provided by the third party by selecting a representative sample of the portfolio and obtaining actual trade results, or if actual trade results are not available, competitive broker pricing. See Note 4 of the Notes to Consolidated Financial Statements for more information.

Loans Held for Sale

The fair value of loans held for sale is based on pricing obtained from secondary markets.

Net Portfolio Loans and Leases

For variable rate loans that reprice frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain mortgage loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and is indicative of an entry price. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Bank or the appraised market value of the underlying collateral, as determined by independent third party appraisers. This technique does not reflect an exit price.

Impaired Loans

The Corporation evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which range from 10% – 50%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on the appraisals by qualified licensed appraisers hired by the Corporation. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

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

Other Assets

The carrying amount of accrued interest receivable, income taxes receivable and other investments approximates fair value.

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

Short-term borrowings

The carrying amount of short-term borrowings, which include overnight repurchase agreements approximate their fair value.

FHLB Advances and Other Borrowings

The fair value of FHLB advances and other borrowings, which include an $9.4 million term loan, is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

Subordinated Debentures

The fair value of subordinated debentures is established using a discounted cash flow calculation that applies interest rates currently being offered on comparable borrowings.

Other Liabilities

The carrying amounts of accrued interest payable and other accrued payables approximate fair value.

Off-Balance Sheet Instruments

Estimated fair values of the Corporation’s commitments to extend credit, standby letters of credit and financial guarantees are not included in the table below as their carrying values generally approximate their fair values. These instruments generate fees that approximate those currently charged to originate similar commitments.

The carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of December 31,
		2012		2011
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$175,686	$175,686	$69,140	$69,140
Investment securities – available for sale	See Note 15	316,614	316,614	273,822	273,822
Investment securities – trading	See Note 15	1,447	1,447	1,436	1,436
Loans held for sale	Level 2	3,412	3,482	1,588	1,667
Net portfolio loans and leases	Level 3	1,384,031	1,412,619	1,282,639	1,311,058
Mortgage servicing rights	Level 3	4,491	4,638	4,041	4,041
Other assets	Level 3	21,735	21,735	25,837	25,837

Total financial assets		$1,907,416	$1,936,221	$1,658,503	$1,687,001

Financial liabilities:
Deposits	Level 2	$1,634,682	$1,635,374	$1,382,369	$1,382,865
Short-term borrowings	Level 2	9,403	9,403	12,863	12,863
FHLB advances and other borrowings	Level 2	161,315	164,273	147,795	151,767
Subordinated debentures	Level 2	—	—	22,500	21,511
Other liabilities	Level 2	26,921	26,921	23,467	23,467

Total financial liabilities		$1,832,321	$1,835,971	$1,588,994	$1,592,473

*	see Note 15 in the Notes to Consolidated Financial Statements for a description of hierarchy levels

Note 15 – Fair Value Measurement

FASB ASC 820, “Fair Value Measurement” establishes a fair value hierarchy based on the nature of data inputs for fair value determinations, under which the Corporation is required to value each asset using assumptions that market participants would utilize to value that asset. When the Corporation uses its own assumptions it is required to disclose additional information about the assumptions used and the effect of the measurement on earnings or the net change in assets for the period.

The value of the Corporation’s available for sale investment securities, which include obligations of the U.S. government and its agencies, mortgage-backed securities issued by U.S. government- and U.S. government sponsored agencies, obligations of state and political subdivisions, corporate bonds, other debt securities, as well as bond mutual funds are determined by an independent third party. The Corporation performs tests to assess the validity of these third-party values. The third party’s evaluations are based on market data. They utilize pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their pricing models apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

U.S. Government agencies are evaluated and priced using multi-dimensional relational models and option adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage-backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other available-for-sale investments are evaluated using a broker-quote based application, including quotes from issuers.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at December 31, 2012 and 2011 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring basis for the year ended December 31, 2012:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investments:
Obligations of U.S.government & agencies	$73.9	$—	$73.9	$—
Obligations of state & political subdivisions	30.4	—	30.4	—
Mortgage-backed securities	131.8	—	131.8	—
Collateralized mortgage obligations	62.7	—	62.7	—
Mutual funds	15.0	15.0	—	—
Investment certificates of deposit	2.3	—	2.3	—
Other debt securities	1.9	—	1.9	—

Total assets measured on a recurring basis at fair value	$318.0	$15.0	$303.0	$0

Fair value of assets measured on a non-recurring basis at December 31, 2012:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$0.9	$—	$—	$0.9
Impaired loans and leases	19.7	—	—	19.7
OREO and other repossessed property	0.9	—	—	0.9

Total assets measured at fair value on a non-recurring basis	$21.5	$—	$—	$21.5

Fair value of assets measured on a recurring basis for the year ended December 31, 2011:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investments:
Obligations of U.S. government & agencies	$104.6	$—	$104.6	$—
State & political subdivisions	8.4	—	8.4	—
Mortgage backed securities	97.8	—	97.8	—
Collateralized mortgage obligations	32.6	—	32.6	—
Corporate bonds	12.7	—	12.7	—
Mutual funds	14.9	14.9	—	—
Investment certificates of deposit	2.4	—	2.4	—
Other debt securities	1.9	—	1.9	—

Total assets measured on a recurring basis at fair value	$275.3	$14.9	$260.4	$—

Fair value of assets measured on a non-recurring basis at December 31, 2011:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$4.0	$—	$4.0	$—
Impaired loans and leases	18.7	—	18.7	—
OREO and other repossessed property	0.5	—	0.5	—

Total assets measured at fair value on a non-recurring basis	$23.2	$—	$23.2	$—

During the twelve months ended December 31, 2012, a net increase of $975 thousand in the Allowance was recorded as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the twelve months ended December 31, 2012.

Note 16 – 401(K) Plan

The Corporation has a qualified defined contribution plan (the “401(K) Plan”) for all eligible employees, under which the Corporation contributes $1.00 for each $1.00 that an employee contributes up to a maximum of 3.0% of the employee’s base salary. The Corporation’s expenses for the 401(K) Plan were $747 thousand, $618 thousand and $570 thousand in 2012, 2011 and 2010, respectively.

Effective April 1, 2008, an amendment was made to the 401(K) Plan which provided for a new class of immediately vested, discretionary, non-matching employer contribution to the 401(K) Plan. The Corporation’s expense for the non-matching discretionary contribution was $879 thousand, $652 thousand and $769 thousand, for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

Note 17 – Pension and Postretirement Benefit Plans

A. General Overview – The Corporation has three defined benefit pension plans, the qualified defined benefit plan (the “QDBP”) which covers all employees over age 20 1/2 who meet certain service requirements, and two non-qualified defined benefit pension plans (“SERP I” and “SERP II”) which are restricted to certain senior officers of the Corporation.

SERP I provides each participant with the equivalent pension benefit provided by the QDBP on any compensation and bonus deferrals that exceed the IRS limit applicable to the QDBP.

On February 12, 2008, the Corporation amended the QDBP and SERP I to freeze further increases in the defined benefit amounts to all participants, effective March 31, 2008.

On April 1, 2008, the Corporation added SERP II, a non-qualified defined benefit plan which was restricted to certain senior officers of the Corporation.

The Corporation also has a postretirement benefit plan (“PRBP”) that covers certain retired employees and a group of current employees. The PRBP was closed to new participants in 1994. In 2007, the Corporation amended the PRBP to allow for settlement of obligations to certain current and retired employees. Certain retired participant obligations were settled in 2007 and current employee obligations were settled in 2008.

The following table provides information with respect to our QDBP, SERP, and PRBP, including benefit obligations and funded status, net periodic pension costs, plan assets, cash flows, amortization information and other accounting items.

B. Actuarial Assumptions used to determine benefit obligations for the years ended December 31:

	QDBP		SERP I and SERP II		PRBP
	2012	2011	2012	2011	2012	2011
Discount rate	3.70%	4.20%	3.70%	4.20%	3.70%	4.20%
Rate of increase for future compensation	N/A	N/A	3.50%	3.50%	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50%	N/A	N/A	N/A	N/A

C. Changes in Benefit Obligations and Plan Assets:

	QDBP		SERP I & SERP II		PRBP
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Change in benefit obligations
Benefit obligation at January 1	$38,056	$32,574	$5,862	$4,326	$913	$998
Service cost	—	—	243	230	—	—
Interest cost	1,576	1,708	243	248	36	48
Plan participants contribution	—	—	—	—	49	21
Actuarial loss (gain)	2,973	5,458	491	1,204	36	9
Benefits paid	(1,780)	(1,684)	(146)	(146)	(192)	(163)

Benefit obligation at December 31	$40,825	$38,056	$6,693	$5,862	$842	$913

Change in plan assets
Fair value of plan assets at January 1	$38,295	$30,395	$—	$—	$—	$—
Actual return (loss) on plan assets	4,151	(416)	—	—	—	—
Employer contribution	—	10,000	146	146	143	142
Plan participants’ contribution	—	—	—	—	49	21
Benefits paid	(1,780)	(1,684)	(146)	(146)	(192)	(163)

Fair value of plan assets at December 31	$40,666	$38,295	$—	$—	$—	$—

Funded status at year end (plan assets less benefit obligations)	$(159)	$239	$(6,693)	$(5,862)	$(842)	$(913)

	For the Twelve Months Ended December 31,
	2012	2011	2012	2011	2012	2011
Amounts included in the consolidated balance sheet as other assets (liabilities) and accumulated other comprehensive income including the following:
Prepaid benefit cost/(accrued liability)	$16,573	$17,131	$(3,669)	$(3,162)	$(263)	$(265)
Net actuarial loss	(16,732)	(16,892)	(2,169)	(1,763)	(579)	(622)
Prior service cost	—	—	(855)	(937)	—	—
Unrecognized net initial obligation	—	—	—	—	—	(26)

Net amount recognized	$(159)	$239	$(6,693)	$(5,862)	$(842)	$(913)

D. The following tables provide the components of net periodic pension costs for the periods indicated:

QDBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2012	2011	2010
Service cost	$—	$—	$—
Interest cost	1,576	1,708	1,722
Expected return on plan assets	(2,804)	(2,214)	(2,099)
Amortization of prior service cost	—	—	—
Amortization of net actuarial loss	1,786	899	768
Curtailment	—	—	—

Net periodic pension cost	$558	$393	$391

SERP I and SERP II Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2012	2011	2010
Service cost	$243	$230	$185
Interest cost	243	248	224
Amortization of prior service cost	82	82	87
Amortization of net actuarial loss	86	49	26

Net periodic pension cost	$654	$609	$522

PRBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2012	2011	2010
Service cost	$—	$—	$—
Interest cost	36	48	58
Settlement	—	—	—
Amortization of transition obligation	26	26	26
Amortization of prior service cost	—	(55)	(138)
Amortization of net actuarial loss	79	77	86

Net periodic pension cost	$141	$96	$32

E. Plan Assets:

The information in this section pertains to the assets of the QDBP. The PRBP, SERP I and SERP II are unfunded plans and, as such, have no related plan assets.

The following table details the asset allocation and the QDBP’s policy asset allocation range as of the dates indicated

	2012 Plan Policy Asset Allocation Range**	2011 Plan Policy Asset Allocation Range**	Percentage of QDBP Plan Assets as of December 31,
			2012	2011
Asset Category
Equity securities*	50% to 65%	50% to 65%	61%	45%
Fixed-income investments	10% to 30%	30% to 45%	19%	29%
Alternative investments	0% to 30%	N/A	14%	0%
Cash reserves**	1% to 5%	1% to 5%	6%	26%

Total			100%	100%

*	Includes Bryn Mawr Bank Corporation common stock in the amount of $702 thousand, or 1.7%, and $614 thousand, or 1.6%, at December 31, 2012 and 2011, respectively.
**	Asset categories that fall outside the asset allocation range (policy) are outside the range on a short-term basis and is often related to the timing of plan funding and subsequent investment. Reallocation is done regularly in order to adhere to the plan’s asset allocation policy

The expected rate of return on plan assets in the QDBP was selected by the Corporation after consultation with its actuary, and is based in part on long term historical rates of return and various actuarial assumptions. The discount rate was also selected by the Corporation after consultation with its actuary, and is based in part upon the current yield of a portfolio of long term investment grade securities.

The investment strategy of the QDBP is to maintain the investment ranges listed above. The target ranges are to be periodically reviewed based on the prevailing market conditions. Any modification to the current investment strategy must be ratified by the Wealth Management Committee of the Corporation’s Board of Directors. The QDBP is allowed to retain approximately 2.5% of Bryn Mawr Bank Corporation common stock.

The Corporation’s overall investment strategy is to achieve a mix of approximately 60% investments for long-term growth and 40% for production of current income. The target allocations for the QDBP are 60% equity securities comprised of a number of mutual funds managed with differing objectives and styles. The plan also holds shares of the Corporation’s common stock. Fixed income obligations include corporate obligations, U.S. Treasury and Agency securities, along with fixed income mutual funds.

In addition, the QDBP invests in alternative investments whose definition is quite broad. Examples of strategies that may be deployed include: long/short, global macro, managed futures, event driven, tactical absolute return, master limited partnerships, REITs, etc. The allocation to alternative investments may be achieved through liquid strategies, such as separate accounts or mutual funds or through hedge funds. Hedge funds are carried at fair value as determined by the fund manager in good faith. In establishing the fair value of hedge funds, the fund manager takes into consideration information received from the investment administrators, including their financial statements and the fair value established by the fund manager of each respective investment.

The following tables summarize the fair value of the assets of the QDBP as of the dates indicated. The fair values were determined by using three broad levels of inputs. See Note 15 for description of these input levels.

The fair value of the QDBP assets measured on a recurring basis as of December 31, 2012:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,576	$2,576	$—	$—
Alternative investments*	5,664	2,269	3,395	—
Common stocks	703	703	—	—
Equity mutual funds	23,950	23,950	—	—
Bond mutual funds	7,773	7,773	—	—

Total assets measured on a recurring basis at fair value	$40,666	$37,271	$3,395	$—

*	Alternative investments include exchange-traded products which are considered Level 1 and hedge fund investments which are considered Level 2.

The fair value of the QDBP assets measured on a recurring basis as of December 31, 2011:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash	$10,047	$10,047	$—	$—
Obligations of U.S. Treasury	517	—	517	—
Obligations of U.S. Government and agencies	722	—	722	—
Common stocks	614	614	—	—
Equity mutual funds	16,653	16,653	—	—
Bond mutual funds	9,742	9,742	—	—

Total assets measured on a recurring basis at fair value	$38,295	$37,056	$1,239	$—

F. Cash Flows

The following benefit payments, which reflect expected future services, are expected to be paid over the next ten years:

(dollars in thousands)	QDBP	SERP I & SERP II	PRBP
Fiscal year ending
2013	$1,867	$146	$132
2014	1,876	146	120
2015	1,953	242	109
2016	1,980	240	98
2017	1,971	237	87
2018-2022	10,515	1,255	291

G. Other Pension and Post Retirement Benefit Information

In 2005, the Corporation placed a cap on the future annual benefit payable through the PRBP. This cap is equal to 120% of the 2005 annual benefit.

H. Expected Contribution to be Paid in the Next Fiscal Year

Based on the status of the Corporation’s QDBP at December 31, 2012, no minimum funding requirement is anticipated for 2013. The 2013 expected contribution for the SERP is $146 thousand.

I. Actuarial Losses

As indicated in section C of this footnote, the Corporation’s pension plans had cumulative actuarial losses as of December 31, 2012 that will result in an increase in the Corporation’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses had the effect of increasing the Corporation’s pension by the amounts shown on the table in section D of this footnote.

Note 18 – Income Taxes

A. Components of Net Deferred Tax Asset:

	December 31,
(dollars in thousands)	2012	2011
Deferred tax assets:
Loan and lease loss reserve	$6,010	$5,817
Other reserves	1,506	1,160
Net operating loss carry-forward	2,187	2,568
Alternative minimum tax credits	568	568
Amortizing fair value adjustments, FKF merger	2,778	3,848
Defined benefit plans	8,494	8,284

Total deferred tax asset	21,543	22,245

Deferred tax liabilities:
Other reserves	(165)	(26)
QDBP	(5,800)	(5,996)
Originated MSRs	(1,572)	(1,414)
Unrealized appreciation on investment securities	(1,703)	(964)

Total deferred tax liability	(9,240)	(8,400)

Total net deferred tax asset	$12,303	$13,845

Not included in the table above is a $175 thousand deferred tax asset for state taxes related to net operating losses of our leasing subsidiary as of December 31, 2012, for which we have recorded a 100% valuation allowance. In addition, as of December 31, 2012, the Corporation had a $110 thousand deferred tax asset related to a capital loss carry-forward, for which it has also recorded a 100% valuation allowance, as the Corporation has limited access to instruments that would produce an offsetting capital gain. In connection with the May 15, 2012 acquisition of DTC, the Corporation recorded a net deferred tax liability of $1.3 million.

B. The provision for income taxes consists of the following:

(dollars in thousands)	2012	2011	2010
Currently payable	$11,575	$6,231	$4,748
Deferred	(505)	3,310	(304)

Total	$11,070	$9,541	$4,444

C. Applicable income taxes differed from the amount derived by applying the statutory federal tax rate to income as follows:

(dollars in thousands)	2012	Tax Rate	2011	Tax Rate	2010	Tax Rate
Computed tax expense at statutory federal rate	$11,276	35.0%	$10,200	35.0%	$4,721	35.0%
Tax-exempt income	(382)	(1.2)%	(395)	(1.4)%	(514)	(3.2)%
Other, net	176	0.5%	(264)	(0.9)%	237	1.2%

Total income tax expense	$11,070	34.3%	$9,541	32.7%	$4,444	33.0%

D. Other Income Tax Information

In accordance with the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”, the Corporation recognizes the financial statement benefit of a tax position only after determining that the Corporation would more likely than not sustain the position following an examination. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Corporation applied these criteria to tax positions for which the statute of limitations remained open.

There were no reserves for uncertain tax positions recorded during the twelve months ended December 31, 2012, 2011 or 2010.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2008.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in 2012.

As of December 31, 2012, the Corporation has net operating loss carry-forwards for federal income tax purposes of $6.2 million related to the FKF merger which are available to offset future federal taxable income through 2030. In addition, the Corporation has alternative minimum tax credits of $568 thousand, which are available to reduce future federal regular income taxes over an indefinite period and a capital loss carry-forward of $315 thousand that will begin to expire in 2013 if not utilized.

As a result of the July 1, 2010 merger with FKF, the Corporation succeeded to certain tax bad debt reserves that existed at FKF as of June 30, 2010. As of December 31, 2012, the Corporation had unrecognized deferred income taxes of $2.5 million with respect to these reserves. These reserves could be recognized as taxable income and create a current and/or deferred tax liability at the income tax rates then in effect if one of the following conditions occurs: (1) the Corporation’s retained earnings represented by this reserve are used for distributions, in liquidation, or for any other purpose other than to absorb losses from bad debts; (2) the Corporation fails to qualify as a bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

Note 19 – Stock-Based Compensation

A. General Information

The Corporation permits the issuance of stock options, dividend equivalents, performance awards, stock appreciation rights, restricted stock and/or restricted stock units to employees and directors of the Corporation under several plans. The terms and conditions of awards under the plans are determined by the Corporation’s Compensation Committee.

Prior to April 25, 2007, all shares authorized for grant as stock-based compensation were limited to grants of stock options. On April 25, 2007, the shareholders approved the Corporation’s “2007 Long-Term Incentive Plan” (the “2007 LTIP”) under which a total of 428,996 shares of the Corporation’s common stock were made available for award grants. On April 28, 2010, the shareholders approved the Corporation’s “2010 Long Term Incentive Plan” (the “2010 LTIP”) under which a total of 445,002 shares of the Corporation’s common stock were made available for award grants.

The equity awards granted under the 2007 and 2010 LTIPs were authorized to be in the form of, among others, options to purchase the Corporation’s common stock, restricted stock awards (“RSA”s) and performance stock awards (“PSA”s).

The fair value of the RSAs is based on the closing price on the day preceding the date of the grant.

The PSAs vest based on the Corporation’s total shareholder return relative to the performance of the community bank index for the respective period. The amount of PSAs earned will not exceed 100% of the PSAs awarded. The fair value of the PSAs is calculated using the Monte Carlo Simulation method.

In connection with the FKF merger, 21,133 fully vested options which had been granted to former FKF employees were assumed by the Corporation.

The following table summarizes the remaining shares authorized to be granted for options, RSAs and PSAs:

	Shares Authorized for:
	Options Only	Options, RSAs or PSAs
Balance, December 31, 2009	—	38,989
Shares authorized – 2010 LTIP	—	445,002
Options authorized – FKF Merger	21,133	—
Options granted – fully vested	(21,133)	—
RSAs granted – four year cliff-vesting	—	(11,920)
PSAs granted – three year cliff-vesting	—	(60,767)
PSAs forfeited	—	500
Unexercised options expired	—	14,080

Balance, December 31, 2010	—	425,884
RSAs granted – four year cliff-vesting	—	(17,085)
RSAs granted – four year cliff-vesting	—	(9,000)
PSAs granted – three year cliff-vesting	—	(60,238)
Unexercised options expired	—	19,330
Unexercised options cancelled	—	19,464

Balance, December 31, 2011	—	378,355
RSAs granted – three year cliff-vesting...	—	(31,948)
PSAs granted – three year cliff-vesting	—	(73,217)
Unexercised options expired	—	9,883
Unexercised options cancelled	—	5,755
PSAs forfeited	—	4,812

Balance, December 31, 2012	—	293,640

B. Fair Value of Options Granted

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants issued during:

	2012	2011	2010
Expected dividend yield	N/A	N/A	3.24%
Expected volatility of Corporation’s stock	N/A	N/A	45.7%
Risk-free interest rate	N/A	N/A	1.5%
Expected life in years	N/A	N/A	6.0
Weighted average fair value of options granted	N/A	N/A	$5.42

The expected dividend yield is based on the company’s annual dividend amount as a percentage of the average stock price at the time of the grant. Expected life is equal to the mid-point of the average time to vest and the contractual term. Expected volatility of the Corporation’s stock is based on the historic volatility of the

Corporation’s stock price. The risk-free interest rate is based on the zero-coupon U.S. Treasury interest rate ranging from one month to ten years and a period commensurate with the expected life of the option. No options were granted in 2011 or 2012.

C. Other Stock Option Information – The following table provides information about options outstanding:

	For the Twelve Months Ended December 31,
	2012			2011			2010
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	876,470	$20.17	$4.49	993,710	$19.82	$4.44	1,012,896	$19.75	$4.41
Granted	—	—	—	—	—	—	21,133	$13.35	$5.42
Forfeited	(5,755)	$20.56	$4.74	(16,320)	$20.94	$4.79	(14,080)	$21.53	$4.87
Expired	(9,883)	$21.93	$5.01	(32,330)	$21.87	$5.04	—	—	—
Exercised	(77,356)	$17.60	$3.69	(68,590)	$14.08	$2.79	(26,239)	$10.97	$3.14

Options outstanding, end of period	783,476	$20.40	$4.62	876,470	$20.17	$4.49	993,710	$19.82	$4.45

The following table provides information related to options as of December 31, 2012:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Shares Exercisable At 12/31/12	Remaining Contractual Life	Weighted Average Exercise Price*
$10.36 to $10.75	4,510	5.89 yrs	4,510	5.89 yrs	$10.36
$17.01 to $18.91	348,652	3.60 yrs	289,649	3.05 yrs	$18.51
$18.92 to $20.00	2,625	2.50 yrs	2,625	2.50 yrs	$19.11
$20.01 to $21.00	84,000	1.31 yrs	84,000	1.31 yrs	$20.47
$21.01 to $22.00	223,925	3.59 yrs	223,925	3.59 yrs	$21.59
$22.01 to $24.27	119,764	5.15 yrs	98,011	5.11 yrs	$24.14

	783,476	3.60 yrs	702,720	3.32 yrs	$20.46

*price	of exercisable options

The following table provides information about unvested options:

	For the Twelve Months Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	158,515	$4.73	249,574	$4.76	350,076	$4.78
Granted	—	—	—	—	21,133	$5.42
Vested	(72,004)	$4.82	(74,739)	$4.82	(107,405)	$4.96
Forfeited	(5,755)	$4.74	(16,320)	$4.79	(14,230)	$4.87

Unvested options, end of period	80,756	$4.65	158,515	$4.73	249,574	$4.76

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2012	2011	2010
Proceeds from strike price of value of options exercised	$1,362	$966	$288
Related tax benefit recognized	100	141	60

Proceeds of options exercised	$1,462	$1,107	$348
Intrinsic value of options exercised	$269	$444	$460

The following table provides information about options outstanding and exercisable options:

	As of December 31,
	2012		2011		2010
	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options
Number	783,476	702,720	876,470	717,955	993,710	744,136
Weighted average exercise price	$20.40	$20.46	$20.17	$20.10	$19.82	$19.52
Aggregate intrinsic value	$1,691,778	$1,455,766	$549,495	$437,549	$260,320	$260,320
Weighted average contractual term	3.6 yrs	3.3 yrs	4.3 yrs	3.7 yrs	5.0 yrs	4.0 yrs

For the twelve months ended December 31, 2012, the Corporation recognized $228 thousand of expense related to stock options. As of December 31, 2012, the unamortized stock based compensation expense on stock options was $212 thousand which will be recognized over the next 17 months.

D. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs and PSAs under the 2007 LTIP and 2010 LTIP Plans.

RSAs

The compensation expense for the RSAs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period, accelerated for retirement eligibility. Stock restrictions are subject to alternate vesting for death and disability and retirement.

For the twelve months ended December 31, 2012, the Corporation recognized $520 thousand of expense related to the Corporation’s RSAs. As of December 31, 2012, there was $657 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 2.0 years.

The following table details the RSAs for the twelve month periods ended December 31, 2012, 2011 and 2010:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011		Twelve Months Ended December 31,2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	35,025	$18.06	11,920	$16.78	—	$—
Granted	31,948	$20.41	26,085	$18.50	11,920	$16.78
Vested	(10,342)	$19.34	(2,980)	$16.78	—	$—
Forfeited	—	—	—	—	—	—

Ending balance	56,631	$19.15	35,025	$18.06	11,920	$16.78

PSAs

The compensation expense for PSAs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation. Related to the 73,217 PSAs granted during the twelve months ended December 31, 2012, the Monte Carlo Simulation used various assumptions that include expected volatility of 32.01%, a risk free rate of return of 0.42% and a correlation co-efficient of 0.7093%.

The Corporation recognized $535 thousand of expense related to the PSAs for the twelve months ended December 31, 2012. As of December 31, 2012, there was $982 thousand of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 1.7 years.

The following table details the PSAs for the twelve month periods ending December 31, 2012, 2011 and 2010:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	117,361	$9.86	60,267	$9.64	—	—
Granted	73,217	$11.80	60,238	$10.07	60,767	$9.64
Vested	—	—	—	—	—	—
Forfeited	(4,812)	$9.88	(3,144)	$9.64	(500)	$9.64

Ending balance	185,766	$10.62	117,361	$9.86	60,267	$9.64

Note 20 – Earnings Per Share

The calculation of basic earnings per share and diluted earnings per share is presented below:

(dollars in thousands, except per share data)	Year Ended December 31,
	2012	2011	2010
Numerator – Net income available to common shareholders	$21,147	$19,602	$9,046

Denominator for basic earnings per share – Weighted average shares outstanding*	13,090,110	12,659,824	10,680,377
Effect of dilutive potential common shares	151,736	82,313	12,312

Denominator for diluted earnings per share – Adjusted weighted average shares outstanding	13,241,846	12,742,137	10,692,689

Basic earnings per share	$1.62	$1.55	$0.85
Diluted earnings per share	$1.60	$1.54	$0.85
Antidulitive shares excluded from computation of average dilutive earnings per share	848,477	941,005	941,079

*	excludes restricted stock

All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Note 1-Q – “Summary of Significant Accounting Policies: Earnings Per Common Share” for a discussion on the calculation of earnings per share.

Note 21 – Other Operating Income

Components of other operating income for the indicated years ended December 31 include:

(dollars in thousands)	2012	2011	2010
Merchant interchange fees	$665	$559	$360
Commissions and fees	510	468	396
Safe deposit box rentals	398	407	365
Insurance commissions	444	403	386
Other investment income	349	153	119
Title insurance income	272	119	207
Rent income	162	116	167
Miscellaneous other income	1,043	1,181	525

Other operating income	$3,843	$3,406	$2,525

Note 22 – Other Operating Expense

Components of other operating expense for the indicated years ended December 31 include:

(dollars in thousands)	2012	2011	2010
Information technology	$2,060	$1,518	$1,376
Loan processing	1,485	1,114	1,040
Other taxes	1,164	973	728
Temporary help and recruiting	1,031	532	525
Telephone	652	514	455
Travel and entertainment	567	507	410
Stationary and supplies	516	496	400
Postage	433	415	370
Director fees	409	359	331
Outsourced services	355	180	45
Portfolio maintenance	266	313	242
Dues and subscriptions	326	287	244
Contributions	301	279	259
Insurance	402	277	253
Deferred compensation expense	271	203	220
Miscellaneous other expense	2,488	1,879	1,476

Other operating expense	$12,726	$9,846	$8,374

Note 23 – Related Party Transactions

In the ordinary course of business, the Bank granted loans to principal officers, directors and their affiliates. Loan activity during 2012 and 2011 was as follows:

Following is a summary of these transactions:

(dollars in thousands)	2012	2011
Balance, January 1	$6,004	$6,117
Additions	5	—
Amounts collected	(3,125)	(113)

Balance, December 31	$2,884	$6,004

Related party deposits amounted to $1.7 million and $961 thousand at December 31, 2012 and 2011, respectively.

Note 24 – Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk

Off-Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument of commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2012 were $366.6 million. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credits are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligation under standby letters of credit as of December 31, 2012 amounted to $22.2 million. There were no outstanding bankers’ acceptances as of December 31, 2012.

Contingencies

Legal Matters

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. For the twelve months ended December 31, 2012, 2011 and 2010, the Corporation recorded an immaterial amount of loan repurchases resulting from these provisions.

Concentrations of Credit Risk

The Corporation has a material portion of its loans in real estate related loans. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is in the Corporation’s primary trade area which includes portions of Delaware, Chester, Montgomery and Philadelphia counties in Southeastern Pennsylvania. The Corporation is aware of this concentration and attempts to mitigate this risk to the extent possible in many ways, including the underwriting and assessment of borrower’s capacity to repay. See Note 5 –

“Loans and Leases” for additional information.

As of December 31, 2012, the Corporation had no loans sold with recourse outstanding.

Note 25 – Dividend Restrictions

The Bank is subject to the Pennsylvania Banking Code of 1965 (the “Code”), as amended, and is restricted in the amount of dividends that can be paid to its sole shareholder, the Corporation. The Code restricts the payment of dividends by the Bank to the amount of its net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Board of Governors of the Federal Reserve System. The total retained net income for the years ended December 31, 2011 and 2012 was $18.6 million. Accordingly, the dividend payable by the Bank to the Corporation is limited to $18.6 million plus net income earned in 2013. However, the amount of dividends paid by the Bank may not reduce capital levels below levels that would cause the Bank to be considered less than adequately capitalized as detailed in Note 26 – “Regulatory Capital Requirements”.

Note 26 – Regulatory Capital Requirements

A. General Regulatory Capital Information

Both the Corporation and the Bank are subject to various regulatory capital requirements, administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if taken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

B. S-3 Shelf Registration Statement and Offerings Thereunder

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

In addition to the shares issued through the Plan above, on May 18, 2010, through a registered direct stock offering, the Corporation issued 1,548,167 common shares, at a price of $17.00 per share, raising $24.6 million after deducting placement agent’s fees and other offering expenses of $1.7 million.

On July 20, 2009, the Corporation filed with the Securities and Exchange Commission a prospectus supplement in order to register 850,000 common shares of its stock, under the Shelf Registration Statement in connection with a Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan allows for the grant of a request for waiver (“RFW”) above the Plan maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of the Corporation’s common stock and general economic and market conditions.

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the twelve months ended December 31, 2012 and 2011, the Corporation issued 108,918 and 448,377 shares, respectively, and raised $2.1 million and $8.3 million, respectively, through the Plan.

C. Private Transactions in Securities

In 2008 and 2009, the Corporation issued an aggregate $22.5 million in subordinated debentures which qualified as Tier II capital. This subordinated debt bore interest at a variable rate based on ninety-day LIBOR. As of December 31, 2012, the Corporation had prepaid all outstanding subordinated debt.

D. Shares Issued in Mergers and Acquisitions

In connection with the acquisition of PWMG, the Corporation issued 322,101 common shares, valued at $6.7 million, to former shareholders of PWMG. These shares were registered on an S-3 registration statement filed by the Corporation in September 2011.

In connection with the merger with FKF, the Corporation issued 1,630,053 common shares, valued at $26.5 million, to former shareholders of FKF. These shares were registered on an S-4 registration statement filed by the Corporation in January 2010.

E. Regulatory Capital Ratios

As set forth in the following table, quantitative measures have been established to ensure capital adequacy ratios required of both the Corporation and the Bank. Both the Corporation’s and the Bank’s Tier II capital ratios are calculated by adding back a portion of the loan loss reserve to the Tier I capital. The Corporation believes that as of December 31, 2012 and 2011, the Corporation and the Bank had met all capital adequacy requirements to which they were subject. Federal banking regulators have defined specific capital categories, and categories range from a best of “well capitalized” to a worst of “critically under capitalized.” Both the Corporation and the Bank were classified as “well capitalized” as of December 31, 2012 and 2011.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are presented in the following table:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2012
Total (Tier II) capital to risk weighted assets:
Corporation	$174,885	12.02%	$145,528	10%
Bank	176,985	12.20%	145,124	10%
Tier I capital to risk weighted assets:
Corporation	160,425	11.02%	87,317	6%
Bank	162,525	11.20%	87,074	6%
Tier I capital to average assets:
Corporation	160,425	8.72%	91,989	5%
Bank	162,525	8.84%	91,940	5%
December 31, 2011
Total (Tier II) capital to risk weighted assets:
Corporation	$187,913	13.74%	$136,795	10%
Bank	195,785	14.35%	136,451	10%
Tier I capital to risk weighted assets:
Corporation	152,637	11.16%	82,077	6%
Bank	160,509	11.76%	81,870	6%
Tier I capital to average assets:
Corporation	152,637	8.89%	85,888	5%
Bank	160,509	9.35%	85,835	5%

Note 27 – Selected Quarterly Financial Data (Unaudited)

	2012
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$18,372	$18,188	$18,081	$18,682
Interest expense	2,387	2,285	2,130	1,786

Net interest income	15,985	15,903	15,951	16,896
Provision for loan and lease losses	1,000	1,003	1,000	1,000
Other income	9,587	11,381	12,248	13,170
Other expense	16,795	18,128	18,889	21,089

Income before income taxes	7,777	8,153	8,310	7,977
Tax expense	2,704	2,808	2,885	2,673

Net income.	$5,073	$5,345	$5,425	$5,304

Basic earnings per common share*	$0.39	$0.41	$0.41	$0.40
Diluted earnings per common share*	$0.39	$0.40	$0.41	$0.40
Dividend declared	$0.16	$0.16	$0.16	$0.16

	2011
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$18,261	$18,883	$18,691	$18,727
Interest expense	2,819	3,052	3,018	2,772

Net interest income	15,442	$15,831	$15,673	$15,955
Provision for loan and lease losses	1,285	1,919	1,827	1,056
Other income	7,183	8,141	9,264	9,471
Other expense	14,467	14,851	15,673	16,739

Income (loss) before income taxes	6,873	7,202	7,437	7,631
Tax expense (benefit)	2,328	2,379	2,208	2,626

Net income (loss)	$4,545	$4,823	$5,229	$5,005

Basic earnings per common share*	$0.37	$0.38	$0.41	$0.39
Diluted earnings per common share*	$0.37	$0.38	$0.41	$0.38
Dividend declared	$0.15	$0.15	$0.15	$0.15

*	Earnings per share is computed independently for each period shown. As a result, the sum of the quarters may not equal the total earnings per share for the year.

Note 28 – Parent Company-Only Financial Statements

The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

A. Condensed Balance Sheets

	December 31,
(dollars in thousands)	2012	2011
Assets:
Cash	$5,392	$4,402
Investment securities	99	229
Investments in subsidiaries, as equity in net assets	206,496	192,650
Premises and equipment, net	2,681	2,779
Goodwill	245	245
Other assets	896	1,425

Total assets	$215,809	$201,730

Liabilities and shareholders’ equity:
Borrowings	$9,400	$13,691
Other liabilities	2,845	3,660

Total liabilities	$12,245	$17,351

Common stock, par value $1, authorized 100,000,000 shares issued 16,390,608 shares and 16,103,981 shares as of December 31, 2012 and 2011, respectively, and outstanding 13,412,690 shares and 13,106,353 shares as of December 31, 2012 and 2011, respectively	$16,390	$16,104
Paid-in capital in excess of par value	89,137	84,425
Less common stock in treasury, at cost – 2,977,918 shares and 2,997,628 shares as of December 31, 2012 and 2011, respectively	(30,745)	(31,027)
Accumulated other comprehensive loss, net of deferred income taxes benefit	(10,078)	(11,365)
Retained earnings	138,860	126,242

Total shareholders’ equity	$203,564	$184,379

Total liabilities and shareholders’ equity	$215,809	$201,730

B. Condensed Statements of Income

	Twelve Months Ended December 31,
(dollars in thousands)	2012	2011	2010
Dividends from subsidiaries	$13,075	$9,650	$5,055
Interest and other income	2,672	2,646	1,569

Total operating income	15,747	12,296	6,624
Expenses	2,410	2,678	1,762

Income before equity in undistributed income of subsidiaries	13,337	9,618	4,862
Equity in undistributed income of subsidiaries	7,761	9,973	4,119

Income before income taxes	21,098	19,591	8,981
Income tax benefit	(49)	(11)	(65)

Net income	$21,147	$19,602	$9,046

C. Condensed Statements of Cash Flows

	Twelve Months Ended December 31,
(dollars in thousands)	2012	2011	2010
Operating activities:
Net Income	$21,147	$19,602	$9,046
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(7,761)	(9,973)	(4,119)
Depreciation and amortization	98	105	102
Net gain on sale of available for sale securities	—	(38)	(50)
Stock-based compensation cost	1,283	876	539
Net accretion of fair value adjustments	—	(55)	(78)
Other, net	(239)	360	(30)

Net cash provided by operating activities	14,528	10,877	5,410

Investing Activities:
Proceeds from sale of available for sale securities	—	99	579
Acquisitions, net of cash acquired	(9,278)	(13,367)	(4,565)
Sale of subsidiary	10,500	18,411	—
Investment in subsidiaries	(4,800)	(17,200)	(21,915)

Net cash used by investing activities	(3,578)	(12,057)	(25,901)

Financing activities:
Dividends paid	(8,529)	(7,679)	(5,916)
Change in other borrowings	(4,291)	11,691	(62)
Decrease in junior subordinated debt	—	(12,028)	—
Proceeds from sale of treasury stock	317	—	—
Repurchase of treasury stock	—	(42)	(35)
Proceeds from issuance of common stock	2,118	8,325	26,688
Payment of contingent consideration for business combinations	(1,050)	—	—
Tax benefit on exercise of stock option	100	141	60
Excess tax benefit from stock-based compensation	12	—	—
Proceeds from exercise of stock options	1,363	966	288

Net cash (used) provided by financing activities	(9,960)	1,374	21,023

Change in cash and cash equivalents	990	194	532
Cash and cash equivalents at beginning of year	4,402	4,208	3,676

Cash and cash equivalents at end of year	$5,392	$4,402	$4,208

Note 29 – Segment Information

FASB Codification 280 – “Segment Reporting” identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in this codification to the results of its operations.

The Corporation’s Banking segment consists of commercial and retail banking. The Banking segment is evaluated as a single strategic unit which generates revenues from a variety of products and services. The Banking segment generates interest income from its lending (including leases) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale in available for sale investment securities, gains on the sale of residential mortgage loans, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income and interchange revenue associated with its Visa Check Card offering.

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware and Lau Associates are included in the Wealth Management Segment of the Corporation since they have similar economic characteristics, products and services to those of the Wealth Management division of the Corporation.

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis which is the way the Corporation evaluates business results.

The following table details the Corporation’s segments.

	As of or for the Twelve Months Ended December 31,
	2012			2011			2010
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$64,731	$4	$64,735	$62,894	$7	$62,901	$52,242	$9	$52,251
Less: loan loss provision	4,003	—	4,003	6,088	—	6,088	9,854	—	9,854

Net interest income after loan loss provision	60,728	4	60,732	56,806	7	56,813	42,388	9	42,397

Other income:
Fees for wealth management services	—	29,798	29,798	—	21,669	21,669	—	15,499	15,499
Service charges on deposit accounts	2,477	—	2,477	2,495	—	2,495	2,307	—	2,307
Loan servicing and other fees	1,776	—	1,776	1,824	—	1,824	1,626	—	1,626
Net gain on sale of loans	6,735	—	6,735	2,517	—	2,517	4,718	—	4,718
Net gain on sale of available for sale securities	1,415	—	1,415	1,783	—	1,783	2,472	—	2,472
Net gain (loss) on sale of other real estate owned	(86)	—	(86)	(97)	—	(97)	(114)	—	(114)
BOLI income	428	—	428	462	—	462	266	—	266
Other operating income	3,737	106	3,843	3,390	16	3,406	2,550	(25)	2,525

Total other income	16,482	29,904	46,386	12,374	21,685	34,059	13,825	15,474	29,299

Other expenses:
Salaries & wages	22,248	10,883	33,131	20,016	8,068	28,084	1,678	7,025	8,703
Employee benefits	5,660	2,467	8,127	4,837	2,052	6,889	4,424	1,560	5,984
Occupancy & equipment	4,619	1,255	5,874	4,149	1,027	5,176	3,505	752	4,257
Amortization of intangible assets	294	2,117	2,411	324	1,166	1,490	176	308	484
Professional fees	2,665	203	2,868	2,156	155	2,311	1,975	165	2,140
Other operating expenses	19,290	3,200	22,490	15,776	2,003	17,779	35,411	1,227	36,638

Total other expenses	54,776	20,125	74,901	47,258	14,471	61,729	47,169	11,037	58,206

Segment profit	22,434	9,783	32,217	21,922	7,221	29,143	9,044	4,446	13,490
Intersegment (revenues) expenses*	(484)	484	—	(337)	337	—	(96)	96	—

Pre-tax segment profit after eliminations	$21,950	$10,267	$32,217	$21,585	$7,558	$29,143	$8,948	$4,542	$13,490

% of segment pre-tax profit after eliminations	68.1%	31.9%	100.0%	74.1%	25.9%	100.0%	66.3%	33.7%	100.0%

Segment assets (dollars in millions)	$1,990.9	$45.0	$2,035.9	$1,738.9	$34.5	$1,773.4	$1,715.5	$14.9	$1,730.4

Assets under management, administration, supervision and brokerage (dollars in millions)		$6,663.2			$4,831.6			$3,412.9

*	Intersegment revenues consist of rental payments, deposit interest and management fees.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, CPA, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2012 are effective.

•	Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2012, and a report from our independent accounting firm attesting to the effectiveness of our internal controls:

Management’s Report on Internal Control Over Financial Reporting

The Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements and notes included in this Annual Report on Form 10-K have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on Management’s best estimates and judgments.

The Corporation’s Management is responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; provide a reasonable assurance that receipts and expenditures of the Corporation are only being made in accordance with authorizations of Management and directors of the Corporation; and provide a reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by Management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are noted.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2012, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management concludes that, as of December 31, 2012, the Corporation’s system of internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bryn Mawr Bank Corporation:

We have audited Bryn Mawr Bank Corporation and subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

March 15, 2013

ITEM 9B.	OTHER INFORMATION

The Board of Directors of the Corporation approved two administrative amendments to our Deferred Bonus Plan for Executives effective January 1, 2013. Amendment No. 1 to the Bryn Mawr Bank Corporation Deferred Bonus Plan for Executives (“Amendment No. 1”) prospectively revised the eligibility standards for participation in the plan to be limited to employees whose prior year annual compensation is equal to or greater than the maximum amount of compensation which can be taken into account in the administration of tax-qualified plans under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “IRC”). For 2013, this limited participation in the Deferred Bonus Plan for Executives to employees with annual 2012 compensation of at least $255,000.

Amendment No. 2 to the Deferred Bonus Plan for Executives (“Amendment No. 2”) provided that, in the event a participant’s account in the plan contains no more than the “applicable dollar amount” as defined by Section 402(g)(1)(B) of the IRC (which for 2013 was $17,500), the Corporation may, in its discretion, terminate such participant’s interest in the plan by making a single lump sum distribution of the entire value of the participant’s account in the plan. Amendment No. 2 is only effective with respect to participants who consent to its application.

The above summaries of Amendment No. 1 and Amendment No. 2 are general descriptions only and are each qualified in their entirety by reference to the full text of the respective documents, copies of which are attached hereto as Exhibits 10.29 and 10.30 and incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is incorporated by reference to the sections titled “Our Board of Directors,” “Information About our Directors,” “Information About our Executive Officers,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement.

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

The information required for Item 11 is incorporated by reference to section titled “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 is found below and is incorporated by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement.

Equity Compensation Plan Information as of December 31, 2012:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options	B. Weighted- average exercise price of outstanding options	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	783,476	$20.40	293,640
Equity compensation plans not approved by shareholders	—	—	—
Total	783,476	$20.40	293,640

We have agreed to pay, and our non-employee independent directors have agreed to accept, payment of their annual $12,500 retainer compensation in the form of our common stock, payable in April of each year at the market value of the stock on the day prior to the day of payment. If all of the Corporation’s non-employee independent directors, including the directors elected at the Annual Meeting, continue this compensation arrangement for their 2012-2013 terms as directors, it is estimated, based on the $22.27 per share market price of the common stock on December 31, 2012, as listed on NASDAQ, that such directors, as a group, will receive a total of 4,490 shares of our common stock as retainer compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions With Related Persons” and “Corporate Governance – Director Independence” in the 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the sections “Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees” in the 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a) (1 & 2) Financial Statements and Schedules

The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report.

Item 15(a)	(3) and (b) — Exhibits

Exhibit No.	Description and References

2.1	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

2.2	Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.3	Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.4	Stock Purchase Agreement, dated as of February 3, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on February 7, 2012

2.5	Purchase and Assumption Agreement, dated as of April 27, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 2, 2012

2.6	Amendment to Stock Purchase Agreement, dates as of May 15, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 18, 2012

2.7	Amendment to Purchase and Assumption Agreement, dated as of October 12, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with the SEC on October 18, 2012

2.8	Amendment to Purchase and Assumption Agreement, dated as of November 14, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with the SEC on November 19, 2012

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

4.7	Shareholder Rights Agreement, dated as of November 16, 2012, between Bryn Mawr Bank Corporation and Computershare Shareowner Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Corporation’s 8-K filed with the SEC on November 16, 2012

4.8	Amendment to Shareholder Rights Agreement, dated as of November 16, 2012, between Bryn Mawr Bank Corporation and Computershare Shareowner Services LLC, as Rights Agent (and successor to Mellon Investor services LLC), incorporated by reference to Exhibit 4.2 to the Corporation’s 8-K filed with the SEC on November 16, 2012

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed with the SEC on March 16, 2012

10.3*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.4*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.7*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

Exhibit No.	Description and References

10.8**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.9**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.10*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.16**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.17**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.18*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.19*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.20**	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.21**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.22*	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

Exhibit No.	Description and References

10.23**	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.24*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between the Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011.

10.25**	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011.

10.26	Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, filed with the SEC on Form 8-K on October 4, 2011.

10.27**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.32 to the Corporation’s Form 10-Q with the SEC on November 9, 2011.

10.28**	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.33 to the Corporation’s Form 10-Q with the SEC on November 9, 2011.

10.29*	Amendment No. 1 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, filed herewith

10.30*	Amendment No. 2 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2012 Annual Meeting to be held on April 25, 2013, expected to be filed with the SEC on March 15, 2013, and incorporated herein by reference

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, furnished herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, furnished herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, furnished herewith

Exhibit No.	Description and References

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, furnished herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, furnished herewith

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

Bryn Mawr Bank Corporation

By	/s/ J. Duncan Smith,
Treasurer and Chief Financial Officer

Date March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Frederick C. Peters II Frederick C. Peters II	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2013

/s/ J. Duncan Smith J. Duncan Smith	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013

/s/ David E. Lees David E. Lees	Director	March 15, 2013

/s/ Andrea F. Gilbert Andrea F. Gilbert	Director	March 15, 2013

/s/ Wendell F. Holland Wendell F. Holland	Director	March 15, 2013

/s/ Francis J. Leto Francis J. Leto	Director	March 15, 2013

/s/ Lynn B. McKee Lynn B. McKee	Director	March 15, 2013

/s/ Jerry L. Johnson Jerry L. Johnson	Director	March 15, 2013

/s/ Britton H. Murdoch Britton H. Murdoch	Director	March 15, 2013

/s/ Scott M. Jenkins Scott M. Jenkins	Director	March 15, 2013

/s/ Donald S. Guthrie Donald S. Guthrie	Director	March 15, 2013

EXHIBIT INDEX

Exhibit No.	Description and References
2.1	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with SEC on February 18, 2011

2.2	Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.3	Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 to the Corporation’s 8-K filed with the SEC on May 27, 2011

2.4	Stock Purchase Agreement, dated as of February 3, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on February 7, 2012

2.5	Purchase and Assumption Agreement, dated as of April 27, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 2, 2012

2.6	Amendment to Stock Purchase Agreement, dates as of May 15, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 18, 2012

2.7	Amendment to Purchase and Assumption Agreement, dated as of October 12, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with the SEC on October 18, 2012

2.8	Amendment to Purchase and Assumption Agreement, dated as of November 14, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 to the Corporation’s 8-K filed with the SEC on November 19, 2012

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 to the Corporation’s 10-Q filed with SEC on November 10, 2008

Exhibit No.	Description and References

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

4.7	Shareholder Rights Agreement, dated as of November 16, 2012, between Bryn Mawr Bank Corporation and Computershare Shareowner Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Corporation’s 8-K filed with the SEC on November 16, 2012

4.8	Amendment to Shareholder Rights Agreement, dated as of November 16, 2012, between Bryn Mawr Bank Corporation and Computershare Shareowner Services LLC, as Rights Agent (and successor to Mellon Investor services LLC), incorporated by reference to Exhibit 4.2 to the Corporation’s 8-K filed with the SEC on November 16, 2012

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed with the SEC on March 16, 2012

10.3*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.4*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.7*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.8**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.9**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.10*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

Exhibit No.	Description and References

10.12*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.16**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.17**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.18*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.19*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.20**	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.21**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.22*	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.23**	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.24*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between the Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011.

10.25**	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 to the Corporation’s Form 10-K filed with the SEC on March 16, 2011.

10.26	Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, filed with the SEC on Form 8-K on October 4, 2011.

Exhibit No.	Description and References

10.27**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.32 to the Corporation’s Form 10-Q with the SEC on November 9, 2011.

10.28**	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.33 to the Corporation’s Form 10-Q with the SEC on November 9, 2011.

10.29*	Amendment No. 1 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, filed herewith

10.30*	Amendment No. 2 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2012 Annual Meeting to be held on April 25, 2013, expected to be filed with the SEC on March 15, 2013, and incorporated herein by reference

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, furnished herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, furnished herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, furnished herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, furnished herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, furnished herewith

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