Form 10-Q
period 2013-03-31
BRYN MAWR BANK CORP
filed 2013-05-10
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2013
Common Stock, par value $1	13,510,917

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets – Unaudited

	(unaudited)
(dollars in thousands)	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$12,013	$16,203
Interest-bearing deposits with banks	136,534	159,483

Cash and cash equivalents	148,547	175,686
Investment securities available for sale, at fair value (amortized cost of $322,958 and $311,747 as of March 31, 2013 and December 31, 2012 respectively)	327,799	316,614
Investment securities, trading	2,168	1,447
Loans held for sale	3,233	3,412
Portfolio loans and leases	1,405,239	1,398,456
Less: Allowance for loan and lease losses	(14,447)	(14,425)

Net portfolio loans and leases	1,390,792	1,384,031
Premises and equipment, net	31,072	31,170
Accrued interest receivable	6,168	5,955
Deferred income taxes	10,854	12,303
Mortgage servicing rights	4,593	4,491
Bank owned life insurance	19,975	19,862
FHLB stock	10,663	10,761
Goodwill	32,897	32,897
Intangible assets	21,337	21,998
Other investments	4,347	4,346
Other assets	15,718	10,912

Total assets	$2,030,163	$2,035,885

Liabilities
Deposits:
Non-interest-bearing	$407,453	$399,673
Interest-bearing	1,203,201	1,235,009

Total deposits	1,610,654	1,634,682

Short-term borrowings	38,362	9,403
Long-term FHLB advances and other borrowings	148,636	161,315
Accrued interest payable	949	1,233
Other liabilities	21,394	25,688

Total liabilities	1,819,995	1,832,321

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,460,272 and 16,390,608 shares as of March 31, 2013 and December 31, 2012, respectively, and outstanding of 13,500,413 and 13,412,690 as of March 31, 2013 and December 31, 2012, respectively	16,461	16,390
Paid-in capital in excess of par value	90,931	89,137
Less: Common stock in treasury at cost – 2,959,859 and 2,977,918 shares as of March 31, 2013 and December 31, 2012, respectively	(30,559)	(30,745)
Accumulated other comprehensive loss, net of tax benefit	(8,565)	(10,078)
Retained earnings	141,900	138,860

Total shareholders’ equity	210,168	203,564

Total liabilities and shareholders’ equity	$2,030,163	$2,035,885

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income – Unaudited

	Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2013	2012
Interest income:
Interest and fees on loans and leases	$17,812	$17,172
Interest on cash and cash equivalents	69	23
Interest on investment securities:
Taxable	857	1,103
Non-taxable	85	38
Dividends	32	36

Total interest income	18,855	18,372

Interest expense on:
Deposits	775	1,126
Short-term borrowings	4	6
Long-term FHLB advances and other borrowings	667	964
Subordinated debentures	—	291

Total interest expense	1,446	2,387

Net interest income	17,409	15,985
Provision for loan and lease losses	804	1,000

Net interest income after provision for loan and lease losses	16,605	14,985
Non-interest income:
Fees for wealth management services	8,349	6,229
Service charges on deposits	584	580
Loan servicing and other fees	451	435
Net gain on sale of residential mortgage loans	1,518	1,170
Net gain on sale of investment securities available for sale	2	—
Net loss on sale of other real estate owned (“OREO”)	(52)	(41)
Bank owned life insurance (“BOLI”) income	113	118
Other operating income	825	1,096

Total non-interest income	11,790	9,587
Non-interest expenses:
Salaries and wages	8,810	7,505
Employee benefits	2,325	2,160
Net gain on curtailment of nonqualified pension plan	(570)	—
Occupancy and bank premises	1,750	1,375
Furniture, fixtures, and equipment	819	891
Advertising	412	320
Amortization of mortgage servicing rights	212	219
Net impairment (recovery) of mortgage servicing rights	71	(110)
Amortization of intangible assets	661	509
FDIC insurance	258	219
Due diligence and merger-related expenses	714	209
Professional fees	575	657
Early extinguishment of debt costs and premiums	347	—
Other operating expenses	3,851	2,841

Total non-interest expenses	20,235	16,795
Income before income taxes	8,160	7,777
Income tax expense	2,840	2,704

Net income	$5,320	$5,073

Basic earnings per common share	$0.40	$0.39
Diluted earnings per common share	$0.40	$0.39
Dividends declared per share	$0.17	$0.16
Weighted-average basic shares outstanding	13,205,538	12,979,746
Dilutive shares	230,413	147,502

Adjusted weighted-average diluted shares	13,435,951	13,127,248

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income – Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Net income	$5,320	$5,073
Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of ($8) and $360, respectively	(16)	669
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $1 and $0, respectively	(1)	—

Unrealized investment (losses) gains, net of tax (benefit) expense of ($9) and $360, respectively	(17)	669
Net change in fair value of derivative used for cash flow hedge:
Change in fair value of hedging instruments, net of tax expense of $64 and $0, respectively	119	—
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $132 and $146, respectively	247	272
Change in unfunded pension liability related to curtailment, net of tax expense of $627 and $0, respectively	1,164	—

Total change in unfunded pension liability, net of tax expense of $759 and $146, respectively	1,411	272

Total other comprehensive income	1,513	941
Total comprehensive income	$6,833	$6,014

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows – Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Operating activities:
Net Income	$5,320	$5,073
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	804	1,000
Provision for depreciation and amortization	1,844	1,693
Net gain on sale of investment securities available for sale	(2)	—
Net gain on sale of residential mortgages	(1,518)	(1,170)
Stock based compensation cost	248	174
Amortization and net impairment of mortgage servicing rights	283	109
Net accretion of fair value adjustments	(807)	(461)
Amortization of intangible assets	661	509
Net loss on sale of OREO	52	41
Net increase in cash surrender value of bank owned life insurance	(113)	(118)
Other, net	(6,987)	(2,716)
Loans originated for resale	(51,614)	(37,038)
Proceeds from loans sold	52,926	33,727
Provision for deferred income taxes	635	348
Change in income taxes payable/receivable	(1,079)	2,145
Change in accrued interest receivable	(213)	24
Change in accrued interest payable	(284)	121

Net cash provided by operating activities	156	3,461

Investing activities:
Purchases of investment securities available for sale	(39,439)	(79,331)
Proceeds from paydowns and maturities of investment securities available for sale	18,016	9,482
Proceeds from sale of investment securities available for sale	449	37
Net proceeds from redemptions of FHLB stock	98	579
Proceeds from calls of investment securities available for sale	8,885	15,650
Net change in other investments	(1)	12
Net portfolio loan and lease originations	(7,095)	(9,505)
Purchases of premises and equipment	(615)	(60)
Acquisitions, net of cash acquired	—	(1,928)
Proceeds from sale of OREO	397	166

Net cash used by investing activities	(19,305)	(64,898)

Financing activities:
Change in deposits	(23,888)	43,490
Change in short-term borrowings	28,959	391
Dividends paid	(2,242)	(2,115)
Change in long-term FHLB advances and other borrowings	(12,619)	17,015
Tax benefit from exercise of stock options	117	76
Excess tax expense from stock-based compensation	(1)	—
Proceeds from sale of treasury stock from deferred compensation plans	403	32
Proceeds from issuance of common stock	51	48
Proceeds from exercise of stock options	1,230	1,057

Net cash (used) provided by financing activities	(7,990)	59,994

Change in cash and cash equivalents	(27,139)	(1,443)
Cash and cash equivalents at beginning of period	175,686	69,140

Cash and cash equivalents at end of period	$148,547	$67,697

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$3,122	$76
Interest	1,730	2,266

Supplemental cash flow information:
Available for sale securities purchased, not settled	$534	298
Change in other comprehensive income	1,513	941
Change in deferred tax due to change in comprehensive income	814	506
Transfer of loans to other real estate owned	89	62
Acquisition of noncash assets and liabilities:
Assets acquired	—	1,928
Liabilities assumed	—	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity – Unaudited

(dollars in thousands, except share information)
	For the Three Months Ended March 31, 2013
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2012	16,390,608	$16,390	$89,137	$(30,745)	$(10,078)	$138,860	$203,564
Net income	—	—	—	—	—	5,320	5,320
Dividends declared, $0.17 per share	—	—	—	—	—	(2,280)	(2,280)
Other comprehensive income, net of tax expense of $814	—	—	—	—	1,513	—	1,513
Stock based compensation	—	—	248	—	—	—	248
Tax benefit from gains on stock option exercise	—	—	117	—	—	—	117
Tax adjustment for vested stock-based compensation and exercised options	—	—	(1)	—	—	—	(1)
Retirement of treasury stock	—	—	(1)	1	—	—	—
Net sale of treasury stock from deferred compensation plans	—	—	218	185	—	—	403
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	2,259	3	48	—	—	—	51
Share-based awards and options exercises	67,405	68	1,165	—	—	—	1,233

Balance March 31, 2013	16,460,272	$16,461	$90,931	$(30,559)	$(8,565)	$141,900	$210,168

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2012 Annual Report on Form 10-K (the “2012 Annual Report”).

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Business Combinations

First Bank of Delaware

The acquisition of certain loan and deposit accounts and a branch location from First Bank of Delaware (“FBD”) by the Corporation (the “FBD Transaction”) was completed on November 17, 2012.

First Bank of Delaware, established in June 1999, was a $250 million state-chartered commercial bank operating from one full-service branch location in Wilmington, Delaware. Subsequent to the transaction with the Corporation, FBD’s remaining assets were transferred to a liquidating trust and its charter was cancelled. The FBD Transaction enabled the Corporation to further expand its footprint in the State of Delaware by complementing the existing wealth management operations of Bryn Mawr Trust of Delaware and Lau Associates, both located in Greenville, Delaware.

The FBD Transaction was accounted for as a business combination, with assets acquired, liabilities assumed and consideration paid recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill, which will not be amortizable for book purposes, however will be deductible for tax purposes. The Corporation allocated the total balance of goodwill to its Banking segment. The Corporation also recorded a core deposit intangible which will be amortized over a ten-year period using a declining-balance method.

In connection with the FBD Transaction, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash	$10,559

Value of consideration	10,559
Assets acquired:
Cash and due from banks	525
Loans	76,556
Premises and equipment	460
Core deposit intangible	320
Other assets	256

Total assets	78,117
Liabilities assumed:
Nonmaturity deposits	27,080
Time deposits	43,257
Unfavorable lease	140
Other liabilities	390

Total liabilities	70,867
Net assets acquired	7,250

Goodwill resulting from acquisition of FBD	$3,309

As of March 31, 2013, the Corporation had finalized its fair value estimates related to the FBD Transaction. No adjustments were made to the original estimates.

Davidson Trust Company

The acquisition of the Davidson Trust Company (“DTC”) by the Corporation was completed on May 15, 2012. In addition to cash paid at closing, three separate contingent payments, each of which is not to exceed $1.05 million, were payable on each of November 14, 2012, May 14, 2013 and November 14, 2013. These contingent payments are subject to certain post-closing contingencies relating to the assets under management. The first of the three contingent payments was made on November 14, 2012, in the amount of $1.05 million. The Corporation expects to make the second contingent payment in the amount of $1.05 million on May 14, 2013.

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

The acquisition of DTC was accounted for as a business combination, with assets acquired, liabilities assumed and consideration paid being recorded at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill. The Corporation allocated the total balance of goodwill to its Wealth Management segment. The Corporation also recorded an intangible asset for customer relationships, which is being amortized over a ten-year period using a straight-line method, an intangible asset for restrictive covenant agreements, which is being amortized over a five-year period using a straight-line method and an intangible asset for trade name which will not be amortized.

In connection with the DTC acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash	$8,400
Contingent payment liability	2,100

Value of consideration	10,500
Assets acquired:
Cash operating accounts	1,433
Other assets	201
Intangible asset – customer relationships	3,720
Intangible asset – noncompetition agreements	1,385
Intangible asset – brand	970
Premises and equipment	117
Deferred tax asset	785

Total assets	8,611
Liabilities assumed:
Deferred tax liability	2,125
Miscellaneous liabilities	885

Total liabilities	3,010
Net assets acquired	5,601

Goodwill resulting from acquisition of DTC	$4,899

As of September 30, 2012, the Corporation had finalized its fair value estimates related to the acquisition of DTC.

Note 3 – Earnings Per Common Share

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

	Three Months Ended March 31,
(dollars in thousands except per share data)	2013	2012
Numerator:
Net income available to common shareholders	$5,320	$5,073

Denominator for basic earnings per share – weighted average shares outstanding	13,205,538	12,979,746
Effect of dilutive common shares	230,413	147,502

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	13,435,951	13,127,248

Basic earnings per share	$0.40	$0.39
Diluted earnings per share	$0.40	$0.39
Antidilutive shares excluded from computation of average dilutive earnings per share	114,764	353,884

Note 4 – Investment Securities

The amortized cost and estimated fair value of investment securities available for sale are as follows:

As of March 31, 2013

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$102	$1	$—	$103
Obligations of U.S. government agencies	74,455	780	(100)	75,135
Obligations of state & political subdivisions	37,382	221	(92)	37,511
Mortgage-backed securities	136,360	3,195	(51)	139,504
Collateralized mortgage obligations	57,020	688	(27)	57,681
Other investments	17,639	229	(3)	17,865

Total	$322,958	$5,114	$(273)	$327,799

As of December 31, 2012

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$73,183	$796	$(107)	$73,872
Obligations of state & political subdivisions	30,244	199	(59)	30,384
Mortgage-backed securities	128,537	3,302	(13)	131,826
Collateralized mortgage obligations	62,116	622	(35)	62,703
Other investments	17,667	162	—	17,829

Total	$311,747	$5,081	$(214)	$316,614

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of March 31, 2013:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$27,543	$(100)	$—	$—	$27,543	$(100)
Obligations of state & political subdivisions	12,626	(92)	—	—	12,626	(92)
Mortgage-backed securities	19,180	(51)	—	—	19,180	(51)
Collateralized mortgage obligations	4,266	(8)	1,629	(19)	5,895	(27)
Other investments	897	(3)	—	—	897	(3)

Total	$64,512	$(254)	$1,629	$(19)	$66,141	$(273)

As of December 31, 2012:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$20,032	$(107)	$—	$—	$20,032	$(107)
Obligations of state & political subdivisions	10,752	(59)	—	—	10,752	(59)
Mortgage-backed securities	12,602	(13)	—	—	12,602	(13)
Collateralized mortgage obligations	10,040	(35)	—	—	10,040	(35)

Total	$53,426	$(214)	$—	$—	$53,426	$(214)

Management evaluates the Corporation’s investment securities available for sale that are in an unrealized loss position in order to determine if the decline in market value is other than temporary. The available for sale investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All fixed income investment securities in the Corporation’s available for sale investment portfolio are rated as investment grade. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers. The Corporation does not believe that these unrealized losses are other-than-temporary. The Corporation does not have the intent to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely than not that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

As of March 31, 2013 and December 31, 2012, securities having market values of $109.6 million and $108.7 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of March 31, 2013 and December 31, 2012, by contractual maturity, are shown below:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,146	$9,160	$10,571	$10,590
Due after one year through five years	39,160	39,321	38,056	38,171
Due after five years through ten years	48,580	48,616	40,635	40,714
Due after ten years	19,288	19,894	18,415	19,044
Mortgage-related securities*	193,381	197,186	190,653	194,529

Total maturing investments	309,555	314,177	298,330	303,048
Bond mutual funds and other non-maturity investments	13,403	13,622	13,417	13,566

Total	$322,958	$327,799	$311,747	$316,614

*	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2013 and December 31, 2012, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

Note 5 – Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	March 31, 2013	December 31, 2012
Loans held for sale	$3,233	$3,412

Real estate loans:
Commercial mortgage	$563,431	$546,358
Home equity lines and loans	183,984	194,861
Residential mortgage	284,819	288,212
Construction	26,135	26,908

Total real estate loans	1,058,369	1,056,339
Commercial and industrial	293,171	291,620
Consumer	18,725	17,666
Leases	34,974	32,831

Total portfolio loans and leases	1,405,239	1,398,456

Total loans and leases	$1,408,472	$1,401,868

Loans with predetermined rates	$743,566	$723,417
Loans with adjustable or floating rates	664,906	678,451

Total loans and leases	$1,408,472	$1,401,868

Net deferred loan origination costs included in the above loan table	$368	$402

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	March 31, 2013	December 31, 2012
Minimum lease payments receivable	$39,843	$37,349
Unearned lease income	(6,567)	(6,099)
Initial direct costs and deferred fees	1,698	1,581

Total	$34,974	$32,831

C. Non-Performing Loans and Leases(1)

(dollars in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans and leases:
Commercial mortgage	$753	$631
Home equity lines and loans	2,155	2,792
Residential mortgage	3,709	3,748
Construction	2,472	3,314
Commercial and industrial	2,975	3,506
Consumer	12	7
Leases	22	42

Total	$12,098	$14,040

Loans and leases 90 days or more past due, still accruing:
Construction	728	728

Total nonperforming loans and leases	$12,826	$14,768

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $221 thousand and $90 thousand of purchased credit-impaired loans as of March 31, 2013 and December 31, 2012, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Bank applies ASC 310-30 to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	March 31, 2013	December 31, 2012
Outstanding principal balance	$19,980	$19,527
Carrying amount(1)	$12,500	$12,128

(1)

Includes $447 thousand and $319 thousand purchased credit-impaired loans as of March 31, 2013 and December 31, 2012, respectively, for which the Bank could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $221 thousand and $90 thousand of purchased credit-impaired loans as of March 31, 2013 and December 31, 2012, respectively, that subsequently became non-performing, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Bank applies ASC 310-30, for the three months ended March 31, 2013:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2012	$8,025
Accretion	(422)
Reclassifications from nonaccretable difference	584
Additions/adjustments	(257)
Disposals	—

Balance, March 31, 2013	$7,930

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of March 31, 2013	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$151	$—	$—	$151	$562,527	$562,678	$753	$563,431
Home equity lines and loans	68	—	—	68	181,761	181,829	2,155	183,984
Residential mortgage	619	33	—	652	280,458	281,110	3,709	284,819
Construction	—	—	728	728	22,935	23,663	2,472	26,135
Commercial and industrial	914	166	—	1,080	289,116	290,196	2,975	293,171
Consumer	58	3	—	61	18,652	18,713	12	18,725
Leases	80	—	—	80	34,872	34,952	22	34,974

	$1,890	$202	$728	$2,820	$1,390,321	$1,393,141	$12,098	$1,405,239

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$704	$130	$—	$834	$544,893	$545,727	$631	$546,358
Home equity lines and loans	107	84	—	191	191,878	192,069	2,792	194,861
Residential mortgage	399	141	—	540	283,924	284,464	3,748	288,212
Construction	—	—	728	728	22,866	23,594	3,314	26,908
Commercial and industrial	376	50	—	426	287,688	288,114	3,506	291,620
Consumer	8	7	—	15	17,644	17,659	7	17,666
Leases	33	13	—	46	32,743	32,789	42	32,831

	$1,627	$425	$728	$2,780	$1,381,636	$1,384,416	$14,040	$1,398,456

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Corporation’s Allowance for the three months ended March 31, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2012	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425
Charge-offs	—	(60)	—	(170)	(535)	(38)	(27)		(830)
Recoveries	—	—	5	—	4	1	38		48
Provision for loan and lease losses	199	233	(200)	202	331	59	21	(41)	804

Balance, March 31, 2013	$4,106	$2,030	$1,829	$1,051	$4,437	$211	$525	$258	$14,447

The following table details the roll-forward of the Corporation’s Allowance for the three months ended March 31, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2011	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753
Charge-offs	(24)	—	(14)	(400)	(270)	(25)	(106)	—	(839)
Recoveries	—	—	—	—	65	4	57	—	126
Provision for loan and lease losses	55	(122)	114	367	306	44	25	211	1,000

Balance, March 31, 2012	$3,196	$1,585	$1,692	$1,351	$3,917	$142	$508	$649	$13,040

The following table details the allocation of the Allowance by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of March 31, 2013
Allowance on loans and leases:
Individually evaluated for impairment	$—	$299	$459	$550	$643	$12	$—	$—	$1,963
Collectively evaluated for impairment	4,028	1,731	1,370	476	3,794	199	525	258	12,381
Purchased credit- impaired(1)	78	—	—	25	—	—	—	—	103

Total	$4,106	$2,030	$1,829	$1,051	$4,437	$211	$525	$258	$14,447

As of December 31, 2012
Allowance on loans and leases:
Individually evaluated for impairment	$—	$217	$667	$543	$919	$8	$—	$—	$2,354
Collectively evaluated for impairment	3,894	1,640	1,357	451	3,718	181	493	299	12,033
Purchased credit- impaired(1)	13	—	—	25	—	—	—	—	38

Total	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of March 31, 2013
Carrying value of loans and leases:
Individually evaluated for impairment	$532	$2,791	$9,183	$3,225	$3,454	$11	$—	$19,196
Collectively evaluated for impairment	552,602	181,176	275,589	21,105	289,383	18,714	34,974	1,373,543
Purchased credit- impaired(1)	10,297	17	47	1,805	334	—	—	12,500

Total	$563,431	$183,984	$284,819	$26,135	$293,171	$18,725	$34,974	$1,405,239

As of December 31, 2012
Carrying value of loans and leases:
Individually evaluated for impairment	$541	$3,403	$9,211	$4,631	$3,997	$7	$—	$21,790
Collectively evaluated for impairment	535,506	191,439	278,951	20,785	287,367	17,659	32,831	1,364,538
Purchased credit- impaired(1)	10,311	19	50	1,492	256	—	—	12,128

Total	$546,358	$194,861	$288,212	$26,908	$291,620	$17,666	$32,831	$1,398,456

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As part of the process of determining the Allowance for the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

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

In addition, for the remaining segments of the loan and lease portfolio, which include residential mortgage, home equity lines and loans, consumer, and leases, the credit quality indicator used to determine this component of the Allowance is based on performance status.

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2013 and December 31, 2012:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Pass	$555,463	$538,470	$19,407	$16,504	$279,085	$278,167	$853,955	$833,141
Special Mention	881	2,215	753	1,317	5,773	6,256	7,407	9,788
Substandard	7,087	5,673	5,975	9,087	8,313	7,197	21,375	21,957

Total	$563,431	$546,358	$26,135	$26,908	$293,171	$291,620	$882,737	$864,886

	Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Performing	$281,110	$284,464	$181,829	$192,069	$18,713	$17,659	$34,952	$32,789	$516,604	$526,981
Non-performing	3,709	3,748	2,155	2,792	12	7	22	42	5,898	6,589

Total	$284,819	$288,212	$183,984	$194,861	$18,725	$17,666	$34,974	$32,831	$522,502	$533,570

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	March 31, 2013	December 31, 2012
TDRs included in nonperforming loans and leases	$3,686	$3,106
TDRs in compliance with modified terms	7,438	8,008

Total TDRs	$11,124	$11,114

The following table presents information regarding loan and lease modifications categorized as TDRs for the three months ended March 31, 2013:

	For the Three Months Ended March 31, 2013
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	2	$674	$674
Home equity lines and loans	2	40	40
Leases	1	15	15

Total	5	$729	$729

The following table presents information regarding the types of loan and lease modifications made for the three months ended March 31, 2013:

	Number of Contracts for the Three Months Ended March 31, 2013
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/ or Interest- Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential mortgage	—	—	1	—	—	1
Home equity lines and loans	1	—	—	1	—	—
Leases	—	—	—	—	1	—

Total	1	—	1	1	1	1

During the three months ended March 31, 2013, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized

As of or for the three months ended March 31, 2013
Impaired loans with related Allowance:
Home equity lines and loans	$1,442	$1,491	$298	$1,508	$7	$—
Residential mortgage	4,785	4,775	460	4,794	32	—
Construction	2,472	2,482	550	2,896	—	—
Commercial and industrial	1,790	1,814	643	1,831	7	—
Consumer	11	12	12	14	—	—

Total	$10,500	$10,574	$1,963	$11,043	$46	$—
Impaired loans without related Allowance(1) (3):
Commercial mortgage	$532	$548	$—	$573	$—	$—
Home equity lines and loans	1,349	1,360	—	1,449	1	—
Residential mortgage	4,398	4,451	—	4,711	35	—
Construction	753	757	—	926	10	—
Commercial and industrial	1,664	1,661	—	2,246	—	—

Total	$8,696	$8,777	$—	$9,905	$46	$—

Grand total	$19,196	$19,351	$1,963	$20,948	$92	$—

(1)	The table above does not include the recorded investment of $119 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended March 31, 2012
Impaired loans with related allowance:
Home equity lines and loans	$551	$560	$77	$560	$—	$—
Residential mortgage	2,798	2,839	393	2,729	24	—
Construction	5,365	5,381	685	7,110	—	—
Commercial and industrial	1,936	1,943	381	1,943	5	—

Total	$10,650	$10,723	$1,536	$12,342	$29	$—
Impaired loans without related allowance(1)(3):
Commercial mortgage	$166	$171	$—	$171	$—	$—
Home equity lines and loans	2,367	2,423	—	2,421	1	—
Residential mortgage	6,787	7,008	—	7,133	47	—
Construction	5,338	5,338	—	5,264	13	—
Commercial and industrial	3,198	3,242	—	4,301	3	—
Consumer loans	15	16	—	16	—	—

Total	$17,871	$18,198	$—	$19,306	$64	$—

Grand total	$28,521	$28,921	$1,536	$31,648	$93	$—

(1)	The table above does not include the recorded investment of $564 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2012
Impaired loans with related Allowance:
Home equity lines and loans	$1,261	$1,321	$217
Residential mortgage	4,778	4,793	667
Construction	2,564	2,564	543
Commercial and industrial	3,357	3,383	919
Consumer	7	8	8

Total	$11,967	$12,069	$2,354
Impaired loans without related Allowance(1):
Commercial mortgage	$541	574	—
Home equity lines and loans	2,142	2,223	—
Residential mortgage	4,433	4,741	—
Construction	2,067	2,317	—
Commercial and industrial	640	639	—

Total	$9,823	$10,494	$—

Grand total	$21,790	$22,563	$2,354

(1)	The table above does not include the recorded investment of $168 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal

Note 6 – Deposits

The following table details the components of deposits:

(dollars in thousands)	March 31, 2013	December 31, 2012
Savings accounts	$135,124	$129,091
Interest-bearing checking accounts	263,820	270,279
Market-rate accounts	588,478	559,470
Wholesale non-maturity deposits	32,879	45,162
Wholesale time deposits	11,325	12,421
Time deposits	171,575	218,586

Total interest-bearing deposits	1,203,201	1,235,009
Non-interest-bearing deposits	407,453	399,673

Total deposits	$1,610,654	$1,634,682

Note 7 – Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	March 31, 2013	December 31, 2012
Overnight fed funds	$10,000	$—
Short-term FHLB advances	20,000	—
Repurchase agreements	8,362	9,403

Total short-term borrowings	$38,362	$9,403

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Balance at period-end	$38,362	$13,254
Maximum amount outstanding at any month-end	38,362	14,775
Average balance outstanding during the period	11,978	13,929
Weighted-average interest rate:
As of period-end	0.28%	0.62%
Paid during the period	0.12%	0.17%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	March 31, 2013	December 31, 2012
Within one year	$3,875	$35,458
Over one year through five years	119,761	104,244
Over five years through ten years	25,000	21,613
Over ten years	—	—

Total	$148,636	$161,315

During the three months ended March 31, 2013, the Corporation prepaid $20.0 million of long-term FHLB advances with a weighted average rate and maturity of 2.85% and 8.5 months, respectively, incurring a prepayment penalty of $347 thousand.

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted Average Rate	Interest Rate		Balance
Description	From	To		From	To	March 31, 2013	December 31, 2012
Fixed amortizing	04/08/15	04/08/15	3.61%	3.61%	3.61%	$3,241	$4,285
Adjustable amortizing	12/31/16	12/31/16	3.25%	3.25%	3.25%	8,812	9,400
Bullet maturity – fixed rate	03/23/15	05/28/19	1.41%	0.58%	4.12%	100,000	90,000
Bullet maturity – variable rate	11/18/17	11/18/17	0.46%	0.46%	0.46%	15,000	15,000
Convertible-fixed(2)	01/03/18	08/20/18	2.47%	2.21%	2.62%	21,583	42,630

Total						$148,636	$161,315

(1)	Maturity range refers to March 31, 2013 balances
(2)

FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of March 31, 2013, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2013. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of March 31, 2013 the Corporation had a maximum borrowing capacity with the FHLB of approximately $758.5 million, of which the unused capacity was $599.3 million. In addition, there were unused capacities of $54.0 million in overnight federal funds line, $70.7 million of Federal Reserve Discount Window borrowings and $3.0 million in a revolving line of credit from a correspondent bank as of March 31, 2013. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $10.7 million at March 31, 2013, and $10.8 million at December 31, 2012. The carrying amount of the FHLB capital stock approximates its redemption value.

Note 8 – Derivatives and Hedging Activities

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

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of March 31, 2013:

(dollars in thousands)	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset
Notional Amount
$ 15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.538%	2.376%	$147

As of December 31, 2012:

(dollars in thousands)	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Liability
Notional Amount
$ 15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.338%	2.376%	$(36)

For the three months ended March 31, 2013, there has been no reclassification of the interest-rate swap’s fair value from other comprehensive income to earnings. The Corporation held no derivatives during the three months ended March 31, 2012.

Note 9 – Stock-Based Compensation

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

The fair value of an RSA, when granted, is based on the closing price on the day preceding the date of the grant.

The PSAs that have been granted to date vest based on the Corporation’s total shareholder return relative to the performance of the NASDAQ Community Bank Index for the respective period. The amount of PSAs earned will not exceed 100% of the PSAs awarded. The fair value of a PSA, when granted, is calculated using the Monte Carlo Simulation method.

B. Stock Options

Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period. The fair value of stock option grants is determined using the Black-Scholes pricing model. The assumptions necessary for the calculation of the fair value are expected life of options, annual volatility of stock price, risk-free interest rate and annual dividend yield.

The following table provides information about options outstanding for the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2012	784,226	$20.40	$4.62
Granted	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(67,780)	$18.15	$4.01

Options outstanding, March 31, 2013	716,446	$20.61	$4.67

The following table provides information about unvested options for the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, December 31, 2012	80,756	$19.89	$4.65
Granted	—	$—	$—
Vested	—	$—	$—
Forfeited	—	$—	$—

Unvested options, March 31, 2013	80,756	$19.89	$4.65

For the three months ended March 31, 2013, the Corporation recognized $44 thousand of expense related to stock options. As of March 31, 2013, the total not-yet-recognized compensation expense of unvested stock options was $167 thousand. This expense will be recognized over a weighted average period of 1.2 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 are detailed below:

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Proceeds from exercise of stock options	$1,230	$1,057
Related tax benefit recognized	117	76

Net proceeds of options exercised	$1,347	$1,113

Intrinsic value of options exercised	$334	$218

The following table provides information about options outstanding and exercisable at March 31, 2013:

(dollars in thousands)	Outstanding	Exercisable
Number of shares	716,446	635,690
Weighted average exercise price	$20.61	$20.71
Aggregate intrinsic value	$2,019	$1,724
Weighted average contractual term in years	3.7	3.4

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

For the three months ended March 31, 2013, the Corporation recognized $78 thousand of expense related to the Corporation’s RSAs. As of March 31, 2013, there was $579 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 1.8 years.

The following table details the unvested RSAs for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	56,631	$19.15
Granted	—	—
Vested	—	—
Forfeited	—	—

Ending balance	56,631	$19.15

The compensation expense for PSAs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three months ended March 31, 2013, the Corporation recognized $124 thousand of expense related to the PSAs. As of March 31, 2013, there was $843 thousand of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 1.4 years.

The following table details the unvested PSAs for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	185,766	$10.62
Granted	—	—
Vested	—	—
Forfeited	(375)	$11.22

Ending balance	185,391	$10.62

Note 10 – Pension and Other Post-Retirement Benefit Plans

The Corporation has three defined benefit pension plans: the qualified defined-benefit plan (the “QDBP”) which covers all employees over age 20 1/2 who meet certain service requirements, and two non-qualified defined-benefit pension plans (“SERP I” and “SERP II”) which are restricted to certain senior officers of the Corporation.

SERP I provides each participant with the equivalent pension benefit provided by the QDBP on any compensation and bonus deferrals that exceed the IRS limit applicable to the QDBP.

On February 12, 2008, the Corporation amended the QDBP and SERP I to freeze further increases in the defined-benefit amounts to all participants, effective March 31, 2008.

On April 1, 2008, the Corporation added SERP II, a non-qualified defined-benefit plan which was restricted to certain senior officers of the Corporation. Effective January 1, 2013, the Corporation has curtailed SERP II, as further increases to the defined-benefit amounts to over 20% of the participants have been frozen. As a result of the curtailment, the Corporation recorded a $570 thousand gain which represents the reversal of previous amounts that had been expensed in anticipation of future service of the curtailed participants. The benefit obligation related to the SERP I and SERP II plans as of March 31, 2013 decreased by $2.3 million from the balance at December 31, 2012 as a result of the curtailment.

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

The following table provides details of the components of the net periodic benefits cost (benefit) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$18	$67	$—	$—	$—	$—
Interest cost	40	61	371	394	7	9
Expected return on plan assets	—	—	(745)	(701)	—	—
Amortization of transition obligation	—	—	—	—	—	7
Amortization of prior service costs	3	21	—	—	—	—
Amortization of net (gain) loss	13	22	431	447	19	19
Gain on curtailment	(570)	—	—	—	—	—

Net periodic benefit cost	$(496)	$171	$57	$140	$26	$35

QDBP: No contributions to the QDBP were made for the three months ended March 31, 2013.

SERP I and SERP II: The Corporation contributed $37 thousand during the three months ended March 31, 2013, and is expected to contribute an additional $110 thousand to the SERP I and SERP II plans for the remaining nine months of 2013.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

Note 11 – Segment Information

The Corporation aggregates certain of its operations and has identified two segments as follows: Banking and Wealth Management.

The following tables detail segment information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$17,408	$1	$17,409	$15,984	$1	$15,985
Less: loan loss provision	804	—	804	1,000	—	1,000

Net interest income after loan loss provision	16,604	1	16,605	14,984	1	14,985

Other income:
Fees for wealth management services	—	8,349	8,349	—	6,229	6,229
Service charges on deposit accounts	584	—	584	580	—	580
Loan servicing and other fees	451	—	451	435	—	435
Net gain on sale of loans	1,518	—	1,518	1,170	—	1,170
Net gain on sale of available for sale securities	2	—	2	—	—	—
Net loss on sale of other real estate owned	(52)	—	(52)	(41)	—	(41)
BOLI income	113	—	113	118	—	118
Other operating income	782	43	825	1,093	3	1,096

Total other income	3,398	8,392	11,790	3,355	6,232	9,587

Other expenses:
Salaries & wages	5,871	2,939	8,810	5,105	2,400	7,505
Employee benefits	1,577	748	2,325	1,586	574	2,160
Occupancy & equipment	1,374	376	1,750	1,156	219	1,375
Amortization of intangible assets	81	580	661	74	435	509
Professional fees	508	67	575	623	34	657
Other operating expenses	5,137	977	6,114	3,894	695	4,589

Total other expenses	14,548	5,687	20,235	12,438	4,357	16,795

Segment profit	5,454	2,706	8,160	5,901	1,876	7,777
Intersegment (revenues) expenses*	(152)	152	—	(113)	113	—

Pre-tax segment profit after eliminations	$5,302	$2,858	$8,160	$5,788	$1,989	$7,777

% of segment pre-tax profit after eliminations	65.0%	35.0%	100.0%	74.4%	25.6%	100.0%

Segment assets (dollars in millions)	$1,986	$44	$2,030	$1,739	$34	$1,773

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	March 31, 2013	December 31, 2012
Assets under management, administration, supervision and brokerage	$6,988.0	$6,663.2

Note 12 – Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Balance, beginning of period	$4,491	$4,041
Additions	385	285
Amortization	(212)	(219)
Recovery	—	110
Impairment	(71)	—

Balance, end of period	$4,593	$4,217

Fair value	$4,914	$4,450

Loans serviced for others	$603,734	$571,440

As of March 31, 2013 and December 31, 2012, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2013	December 31, 2012
Fair value amount of MSRs	$4,914	$4,638
Weighted average life (in years)	5.1	4.8
Prepayment speeds (constant prepayment rate)*	14.9	15.9
Impact on fair value:
10% adverse change	$(227)	$(230)
20% adverse change	$(436)	$(442)
Discount rate	10.50%	10.50%
Impact on fair value:
10% adverse change	$(174)	$(158)
20% adverse change	$(336)	$(306)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

Note 13 – Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008, First Keystone Financial, Inc. (“FKF”) in July, 2010, the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in May, 2011, DTC in May, 2012 and the FBD Transaction in November, 2012 are detailed below:

(dollars in thousands)	Balance December 31, 2012	Additions/ Adjustments	Amortization	Balance March 31, 2013	Amortization Period
Goodwill – Wealth segment	$20,466	$—	$—	$20,466	Indefinite
Goodwill – Banking segment	12,431	—	—	12,431	Indefinite

Total	$32,897	$—	$—	$32,897
Core deposit intangible	$1,654	$—	$(82)	$1,572	10 Years
Customer relationships	14,890	—	(323)	14,567	10 to 20 Years
Non compete agreements	4,244	—	(256)	3,988	5 to 5 1/2 Years
Trade name	1,210	—	—	1,210	Indefinite

Total	$21,998	$—	$(661)	$21,337

Grand total	$54,895	$—	$(661)	$54,234

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2012 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three months ended March 31, 2013, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 14 – Accumulated Other Comprehensive Loss

The following table details the components of accumulated other comprehensive (loss) income for the three month periods ended March 31, 2013 and 2012:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$3,164	$(24)	$(13,218)	$(10,078)
Net change	(17)	119	1,411	1,513

Balance, March 31, 2013	$3,147	$95	$(11,807)	$(8,565)

Balance, December 31, 2011	$1,792	$—	$(13,157)	$(11,365)
Net change	669	—	272	941

Balance, March 31, 2012	$2,461	$—	$(12,885)	$(10,424)

The following table details the amounts reclassified from each component of accumulated other comprehensive loss for the three month periods ended March 31, 2013 and 2012:

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Three Months Ended March 31,
	2013	2012
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$(2)	$—	Net gain on sale of available for sale investment securities
	(1)	—	Less: income tax expense

	$(1)	$—	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$463	$488	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	3	21	Employee benefits
Amortization of transition obligation included in net periodic pension costs*	—	7	Employee benefits
Gain on curtailment of SERP II	(570)	—	Net gain on curtailment of nonqualified pension plan

	(104)	516	Total before income tax expense
	(36)	181	Less: income tax (expense) benefit

	$(68)	$335	Net of income tax

*	Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 – Pension and Other Post-Retirement Benefit Plans

Note 15 – Shareholders’ Equity

Dividend

During the first quarter of 2013, the Corporation declared and paid a regular quarterly dividend of $0.17 per share. This payment totaled $2.3 million, based on outstanding shares at February 5, 2013 of 13,432,474. On April 25, 2013, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.17 per share payable June 1, 2013 to shareholders of record as of May 7, 2013.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the three months ended March 31, 2013, the Corporation issued 2,259 shares and raised $51 thousand through the Plan.

Options

In addition to shares issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the three months ended March 31, 2013, 67,780 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $1.2 million.

Note 16 – Accounting for Uncertainty in Income Taxes

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the three month periods ended March 31, 2013 or 2012. There were no reserves for uncertain income tax positions recorded during the three month periods ended March 31, 2013 or 2012.

Note 17 – Fair Value Measurement

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

The Corporation’s investment securities available for sale, which generally include state and municipal securities, U.S. government agencies and mortgage-related securities, are reported at fair value. These securities are valued by an independent third party. The third party’s evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

U.S. Government agencies are evaluated and priced using multi-dimensional relational models and option-adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage-related securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other available for sale investments are evaluated using a broker-quote based application, including quotes from issuers.

The value of the investment portfolio is determined using three broad levels of inputs:

Level 1 – Quoted prices in active markets for identical securities.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Instruments whose significant value drivers are unobservable.

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at March 31, 2013 and December 31, 2012 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring and non-recurring basis as of March 31, 2013:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities available for sale:
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agencies	75.1	—	75.1	—
Obligations of state & political subdivisions	37.5	—	37.5	—
Mortgage-backed securities	139.5	—	139.5	—
Collateralized mortgage obligations	57.7	—	57.7	—
Mutual funds	11.5	11.5	—	—
Other investments	6.4	—	6.4	—

Total investment securities available for sale	327.8	11.6	316.2	—
Trading securities	2.2	—	2.2	—

Total assets measured on a recurring basis at fair value	$330.0	$11.6	$318.4	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$0.8	$—	$—	$0.8
Impaired loans and leases	17.4	—	—	17.4
Other real estate owned (“OREO”)	0.5	—	—	0.5

Total assets measured on a non-recurring basis at fair value	$18.7	$—	$—	$18.7

Fair value of assets measured on a recurring and non-recurring basis as of December 31, 2012:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities available for sale:
Obligations of the U.S. government agencies	$73.9	$—	$73.9	$—
Obligations of state & political subdivisions	30.4	—	30.4	—
Mortgage-backed securities	131.8	—	131.8	—
Collateralized mortgage obligations	62.7	—	62.7	—
Mutual funds	15.0	15.0	—	—
Other investments	2.8	—	2.8	—

Total investment securities available for sale	316.6	15.0	301.6	—
Trading securities	1.4	—	1.4	—

Total assets measured on a recurring basis at fair value	$318.0	$15.0	$303.0	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$0.9	$—	$—	$0.9
Impaired loans and leases	19.7	—	—	19.7
OREO	0.9	—	—	0.9

Total assets measured on a non-recurring basis at fair value	$21.5	$—	$—	$21.5

During the three months ended March 31, 2013, net increases of $3 thousand were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three months ended March 31, 2013.

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

Note 18 - Fair Value of Financial Instruments

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

Net Portfolio Loans and Leases

For variable-rate loans that reprice frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain mortgage loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and is indicative of an entry price. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Bank or the appraised market value of the underlying collateral, as determined by independent third party appraisers. This technique does not reflect an exit price.

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

Short-term borrowings

The carrying amount of short-term borrowings, which include overnight repurchase agreements, fed funds and FHLB advances with original maturity of one year or less, approximates their fair value.

Long-term FHLB Advances and Other Borrowings

The fair value of long-term FHLB advances (with original maturities of greater than one year) and other borrowings, which include a $8.8 million term loan, is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

	Fair Value Hierarchy Level*	As of March 31, 2013		As of December 31 2012
(dollars in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$148,547	$148,547	$175,686	$175,686
Investment securities, available for sale	See Note 17	327,799	327,799	316,614	316,614
Investment securities, trading	Level 2	2,168	2,168	1,447	1,447
Loans held for sale	Level 2	3,233	3,274	3,412	3,482
Net portfolio loans and leases	Level 3	1,390,792	1,398,137	1,384,031	1,412,619
Mortgage servicing rights	Level 3	4,593	4,913	4,491	4,638
Other assets	Level 3	21,178	21,178	21,735	21,735

Total financial assets		$1,898,310	$1,906,016	$1,907,416	$1,936,221

Financial liabilities:
Deposits	Level 2	$1,610,654	$1,611,106	$1,634,682	$1,635,374
Short-term borrowings	Level 2	38,362	38,362	9,403	9,403
Long-term FHLB advances and other borrowings	Level 2	148,636	150,279	161,315	164,273
Other liabilities	Level 2	22,343	22,343	26,921	26,921

Total financial liabilities		$1,819,995	$1,822,090	$1,832,321	$1,835,971

*	see Note 17 for a description of fair value hierarchy levels

Note 19 – New Accounting Pronouncements

FASB ASU No. 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an update (ASU 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) which requires entities to disclose, for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012; early adoption is allowed. The Corporation has adopted ASU 2013-02 with no impact on its financial condition and results of operations.

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide community banking, business banking, residential mortgage lending, consumer and commercial lending and insurance services to customers through its 19 full-service branches and seven limited-hour retirement community offices located throughout the Montgomery, Delaware and Chester counties of Pennsylvania and New Castle county in Delaware. The Corporation and its subsidiaries also provide wealth management services through its network of Wealth Management offices located in Bryn Mawr, Devon and Hershey, Pennsylvania as well as Greenville, Delaware. The Corporation’s stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

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

During 2012, the Corporation completed the following two transactions:

First Bank of Delaware Transaction

On November 17, 2012, the acquisition of $70.3 million of deposits, $76.6 million of loans and a branch location from First Bank of Delaware (“FBD”), by the Corporation was completed (the “FBD Transaction”). The consideration paid totaled $10.6 million. The FBD Transaction, which was accounted for as a business combination, enabled the Corporation to expand its banking arm into the Delaware market by opening its first full-service branch there, complementing its existing wealth management operations in the state.

Acquisition of the Davidson Trust Company

On May 15, 2012, the Corporation acquired the Davidson Trust Company (“DTC”) for $10.5 million, including $7.35 million cash paid at closing and $3.15 million of contingent cash payments that was to be paid November 14, 2012, May 14, 2013 and November 14, 2013, subject to certain post-closing contingencies relating to the assets under management. None of the three contingent cash payments was to exceed $1.05 million. The first of the three contingent payments was made on November 14, 2012, in the amount of $1.05 million. The Corporation expects to make the second contingent payment in the amount of $1.05 million on May 14, 2013

Pending Acquisition of MidCoast Community Bancorp, Inc.

As announced on March 29, 2013, the Corporation has entered into a definitive agreement and plan of merger with MidCoast Community Bancorp, Inc (“MCBI”), pursuant to which MCBI will merge with and into the Corporation. The transaction is expected to close late in the third quarter of 2013 and is subject to the normal regulatory and MCBI shareholder approvals.

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

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2012 Annual Report on Form 10-K.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2013, as compared to the same periods in 2012, and the changes in its financial condition as of March 31, 2013 as compared to December 31, 2012. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results

•	In general, the results for the three months ended March 31, 2013, as compared to the same period in 2012 were impacted by the May 2012 acquisition of DTC and the November 2012 FBD Transaction.

•

Net income for the three months ended March 31, 2013 was $5.3 million, an increase of $247 thousand as compared to net income of $5.1 million for the same period in 2012. Diluted earnings per share of $0.40 for the three months ended March 31, 2013 was $0.01 increase from the same period in 2012.

•

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended March 31, 2013 were 10.56% and 1.08%, as compared to ROE and ROA of 11.00% and 1.14%, respectively, for the same period in 2012.

•	Tax-equivalent net interest income increased $1.4 million, or 9.0%, to $17.5 million for the three months ended March 31, 2013, as compared to $16.1 million for the same period in 2012.

•

The provision for loan and lease losses (the “Provision”) for the three months ended March 31, 2013 was $804 thousand, a decrease of $196 thousand, or 19.6%, from the $1.0 million recorded for the same period in 2012.

•	Non-interest income of $11.8 million for the three months ended March 31, 2013 increased $2.2 million, or 23.0%, as compared to $9.6 million for the same period in 2012.

•

Included in non-interest income, fees for Wealth Management services of $8.3 million for the three months ended March 31, 2013 increased $2.1 million, or 34.0%, as compared to $6.2 million for the same period in 2012.

•	Non-interest expense of $20.2 million for the three months ended March 31, 2013 increased $3.4 million, or 20.5%, as compared to $16.8 million for the same period in 2012.

Changes in Financial Condition

•	Total assets of $2.03 billion as of March 31, 2013 decreased $5.7 million from $2.04 billion as of December 31, 2012.

•	Shareholders’ equity of $210.2 million as of March 31, 2013 increased $6.6 million from $203.6 million as of December 31, 2012.

•	Total portfolio loans and leases as of March 31, 2013 were $1.41 billion, an increase of $6.8 million from the December 31, 2012 balance.

•

Total non-performing loans and leases of $12.8 million represented 0.91% of portfolio loans and leases as of March 31, 2013 as compared to $14.8 million, or 1.06% of portfolio loans and leases as of December 31, 2012.

•	The $14.4 million Allowance, as of March 31, 2013, represented 1.03% of portfolio loans and leases, unchanged from December 31, 2012.

•	Total deposits of $1.61 billion as of March 31, 2013 decreased $24.0 million, or 1.5%, from $1.63 billion as of December 31, 2012.

•	Wealth Management assets under management, administration, supervision and brokerage as of March 31, 2013 were $6.99 billion, an increase of $324.8 million from December 31, 2012.

Other Recent Developments

•

As announced on March 29, 2013, the Corporation has entered into a definitive agreement and plan of merger with MidCoast Community Bancorp, Inc (“MCBI”), pursuant to which MCBI will merge with and into the Corporation. The transaction is expected to close late in the third quarter of 2013 and is subject to the normal regulatory and MCBI shareholder approvals.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2013 and 2012 are shown in the table below:

	Three Months Ended March 31,
	2013	2012
Annualized return on average equity	10.56%	11.00%
Annualized return on average assets	1.08%	1.14%
Efficiency ratio *	69.3%	65.7%
Tax equivalent net interest margin	3.85%	3.93%
Diluted earnings per share	$0.40	$0.39
Dividend per share	$0.40	$0.39

*	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

The following table presents certain key period-end balances and ratios as of March 31, 2013 and December 31, 2012:

(dollars in millions, except per share amounts)	March 31, 2013	December 31, 2012
Book value per share	$15.57	$15.17
Tangible book value per share	$11.55	$11.08
Allowance as a percentage of loans and leases	1.03%	1.03%
Tier I capital to risk weighted assets	11.33%	11.02%
Tangible common equity ratio	7.98%	7.60%
Loan to deposit ratio	87.4%	85.8%
Wealth assets under management, administration, supervision and brokerage	$6,988.0	$6,663.2
Portfolio loans and leases	$1,405.2	$1,398.5
Total assets	$2,030.2	$2,035.9
Shareholders’ equity	$210.2	$203.6

The following sections discuss, in detail, the Corporation’s results of operations for the three months ended March 31, 2013, as compared to the same period in 2012, and the changes in its financial condition as of March 31, 2013 as compared to December 31, 2012.

Components of Net Income

Net income is comprised of five major elements:

•	Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;

•	Provision For Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;

•

Non-Interest Income which is made up primarily of Wealth Management revenue, gains and losses from the sale of residential mortgage loans, gains and losses from the sale of investment securities available for sale and other fees from loan and deposit services;

•	Non-Interest Expense, which consists primarily of salaries and employee benefits, occupancy, intangible asset amortization, professional fees and other operating expenses; and

•	Income Taxes, which include state and federal jurisdictions.

Tax-Equivalent Net Interest Income

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three month periods ended March 31, 2013 and 2012, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rate paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income of $17.5 million for the three months ended March 31, 2013 increased $1.4 million, as compared to the same period in 2012. The increase in net interest income between the periods was related to an 8.0% increase in average portfolio loans. This increase was primarily related to the acquisition of loans from FBD, which totaled $76.6 million at the time of the transaction. In addition, the Corporation’s strategic decisions to prepay $22.5 million of subordinated debt during the third and fourth quarters of 2012 and $20.0 million of Federal Home Loan Bank (“FHLB”) borrowings in January 2013, along with the 16 basis point decline in rate paid on deposits, contributed significantly to the $941 thousand decrease in interest expense for the three months ended March 31, 2013, as compared to the same period in 2012.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended March 31,
	2013			2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$117,372	$69	0.24%	$38,556	$23	0.24%
Investment securities – available for sale:
Taxable	289,097	889	1.25%	294,593	1,136	1.55%
Non-taxable(3)	34,150	125	1.48%	9,622	53	2.22%

Total investment securities – available for sale	323,247	1,014	1.27%	304,215	1,189	1.57%
Investment securities – trading	1,695	16	3.83%	1,437	4	1.12%
Loans and leases(1)(2)(3)	1,403,683	17,854	5.16%	1,299,552	17,234	5.33%

Total interest-earning assets	1,845,997	18,953	4.16%	1,643,760	18,450	4.51%
Cash and due from banks	13,287			11,539
Allowance for loan and lease losses	(14,693)			(13,089)
Other assets	149,963			141,439

Total assets	$1,994,554			$1,783,649

Liabilities:
Savings, NOW, and market rate accounts	$975,464	479	0.20%	$767,240	559	0.29%
Wholesale non-maturity deposits	38,683	35	0.37%	65,117	53	0.33%
Wholesale time deposits	11,495	19	0.67%	22,354	24	0.43%
Time deposits	190,937	242	0.51%	210,973	490	0.93%

Total interest-bearing deposits	1,216,579	775	0.26%	1,065,684	1,126	0.42%

Subordinated debentures	—	—	—%	22,500	291	5.20%
Short-term borrowings	11,978	4	0.14%	13,885	6	0.22%
Long-term FHLB advances and other borrowings	148,699	667	1.82%	165,402	964	2.34%

Total borrowings	160,677	671	1.69%	201,787	1,261	2.51%

Total interest-bearing liabilities	1,377,256	1,446	0.43%	1,267,471	2,387	0.76%

Non-interest-bearing deposits	386,881			305,468
Other liabilities	26,123			25,259

Total non-interest-bearing liabilities	413,004			330,727

Total liabilities	1,790,260			1,598,198
Shareholders’ equity	204,294			185,451

Total liabilities and shareholders’ equity	$1,994,554			$1,783,649

Net interest spread			3.73%			3.75%
Effect of non-interest-bearing liabilities			0.12%			0.18%

Tax equivalent net interest income and margin on earning assets(3)		$17,507	3.85%		$16,063	3.93%

Tax-equivalent adjustment(3)		$98	0.03%		$78	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax equivalent basis*)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2013 as compared to the same period in 2012, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2013 Compared to 2012 Three Months Ended March 31,
	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$46	$—	$46
Investment securities	113	(276)	(163)
Loans and leases	1,256	(636)	620

Total interest income	$1,415	$(912)	$503

Interest expense:
Savings, NOW and market rate accounts	$144	$(224)	$(80)
Wholesale non-maturity deposits	(22)	4	(18)
Time deposits	(47)	(201)	(248)
Wholesale time deposits	(12)	7	(5)
Borrowed funds**	(263)	(327)	(590)

Total interest expense	(200)	(741)	(941)

Interest differential	$1,615	$(171)	$1,444

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include subordinated debentures, short-term borrowings and Federal Home Loan Bank (“FHLB”) advances and other borrowings.

Tax Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin decreased 8 basis points to 3.85% for the three months ended March 31, 2013, from 3.93% for the same period in 2012. Average interest-earning assets increased $202.2 million, while average interest-bearing liabilities increased by $109.8 million. A significant portion of the increase in average interest-earning assets between periods was a $78.8 million increase in interest-bearing deposits with other banks, primarily the Federal Reserve, earning an average yield of only 24 basis points. The increase in average interest-earning assets of $202.2 million between periods resulted in an increase in tax-equivalent net interest income of $1.4 million, representing an incremental tax-equivalent net interest margin of 2.90%.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Net Interest Margin
1st Quarter 2013	4.16%	0.43%	3.73%	0.12%	3.85%
4th Quarter 2012	4.27%	0.54%	3.73%	0.13%	3.86%
3rd Quarter 2012	4.28%	0.66%	3.62%	0.16%	3.78%
2nd Quarter 2012	4.39%	0.72%	3.67%	0.17%	3.84%
1st Quarter 2012	4.51%	0.76%	3.75%	0.18%	3.93%

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

Summary of Interest Rate Simulation

(dollars in thousands)	Change in Net Interest Income Over Next Twelve Months as of March 31, 2013
Change in Interest Rates:	Amount	Percentage
+300 basis points	$6,889	9.60%
+200 basis points	$3,976	5.54%
+100 basis points	$1,435	2.00%
-100 basis points	$(1,563)	(2.18)%

The interest rate simulation above suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2013, demonstrating that an increase in interest rates will have a positive impact on net interest income over the next 12 months, while a decrease in interest rates will negatively impact net interest income. In this simulation, net interest income will increase if rates increase 100, 200 or 300 basis points. However, the 100-basis point-increase scenario indicates a less significant increase in net interest income over the next 12 months, than the other scenarios, as the Corporation has interest rate floors on many of its portfolio loans, and as such, those loans would not experience the full 100 basis point increase. In addition, the Corporation’s internal prime loan rate is set, as of March 31, 2013, at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%. The 100-basis point decrease scenario shows a $1.6 million, or 2.20%, decrease in net interest income over the next twelve months as some of the Corporation’s liabilities bear rates of interest below 1.00% and therefore would not be able to absorb the entire decrease. The four scenarios above are directionally consistent with the December 31, 2012 simulations.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of March 31, 2013:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$136.1	$—	$—	$—	$—	$136.1
Money market funds	0.4	—	—	—	—	0.4
Investment securities – available for sale	54.8	57.0	155.5	60.5	—	327.8
Investment securities – trading	2.2	—	—	—	—	2.2
Loans and leases(1)	416.9	163.3	592.2	236.1	—	1408.5
Allowance for loan and lease losses	—	—	—	—	(14.4)	(14.4)
Cash and due from banks	—	—	—	—	12.0	12.0
Other assets	—	—	—	—	157.6	157.6

Total assets	$610.4	$220.3	$747.7	$296.6	$155.2	$2,030.2

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$26.6	$79.9	$111.2	$189.8	$—	$407.5
Savings, NOW and market rate	70.9	212.6	491.5	212.5	—	987.5
Time deposits	55.0	79.0	37.2	0.4	—	171.6
Wholesale non-maturity deposits	32.9	—	—	—	—	32.9
Wholesale time deposits	5.5	5.8	—	—	—	11.3
Short-term borrowings	38.4	—	—	—	—	38.4
Long-term FHLB advances and other borrowings	24.2	1.1	97.7	25.6	—	148.6
Other liabilities	—	—	—	—	22.3	22.3
Shareholders’ equity	7.5	22.5	120.1	60.0	—	210.1

Total liabilities and shareholders’ equity	$261.0	$400.9	$857.7	$488.3	$22.3	$2,030.2

Interest-earning assets	$610.4	$220.3	$747.7	$296.6	$—	$1,872.8
Interest-bearing liabilities	226.9	298.5	626.4	238.5	—	1,351.9

Difference between interest-earning assets and interest-bearing liabilities	$383.5	$(78.2)	$121.3	$58.1	$—	$520.9

Cumulative difference between interest earning assets and interest-bearing liabilities	$383.5	$305.3	$426.6	$484.7	$—	$520.9

Cumulative earning assets as a % of cumulative interest bearing liabilities	269%	158%	137%	135%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset-sensitive in the immediate to 90-day time frame and may experience an increase in net interest income during that time period if rates rise. It should be noted that the gap analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. Conversely, if rates decline, net interest income may decline. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at December 31, 2012.

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

The four components of the Allowance are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of impaired loans and leases.

•	Historical Charge-Off Component – Applies a rolling, twelve-quarter historical charge-off rate to homogeneous pools of loans and leases.

•

Additional Factors Component – The loan and lease portfolios are divided into homogenous pools with similar characteristics, upon which multiple factors (such as delinquency trends, economic conditions, loan terms, credit grade, state of origination, industry, other relevant information and regulatory environment) are evaluated, resulting in an Allowance amount for each of the pools. Within the commercial and industrial, commercial mortgage and construction segments of the portfolio, the internally-assigned risk ratings are considered when weighting the factors.

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

As part of the process of allocating the Allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•	Pass – Loans classified as pass are considered satisfactory with no indications of deterioration.

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

Refer to Note 5 in the Notes to Consolidated Financial Statements for the details of the Corporation’s loan and lease portfolio, broken down by portfolio segment.

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

Charge-off Policy – The Corporation’s charge-off policy states that, on a periodic basis, not less often than quarterly, delinquent and non-performing loans that exceed the following limits are considered for charge-off:

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

Refer to Notes 5G in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s charge-offs.

Asset Quality and Analysis of Credit Risk

As of March 31, 2013, total non-performing loans and leases decreased by $1.9 million, to $12.8 million, representing 0.91% of portfolio loans and leases, as compared to $14.8 million, or 1.06% of portfolio loans and leases as of December 31, 2012. The decrease in the nonperforming loans and leases of $1.9 million from December 31, 2012 to March 31, 2013 was primarily related to a $671 thousand decrease in nonperforming home equity lines and loans, a $750 thousand decrease in nonperforming construction loans and a $522 thousand decrease in nonperforming commercial and industrial loans. The improvement in the home equity segment was largely related to the pay off of a $400 thousand nonperforming line of credit, as well as an $89 thousand loan that was foreclosed and taken into OREO. In addition, a $750 thousand nonperforming construction loan was sold to a third party for $580 thousand, resulting in a $170 thousand charge-off. The $522 thousand decrease in nonperforming commercial and industrial loans was primarily related to partial charge-offs of $423 thousand and $56 thousand on two small business loans that were reduced to the net realizable value of their collateral, along with a $50 thousand charge-off of an unsecured small business loan.

The Provision for the three months ended March 31, 2013 and 2012 was $804 thousand and $1.0 million, respectively. The decrease in Provision between periods was the result of the quarterly evaluation of the segments of the loan and lease portfolio which included the related quantitative and qualitative factors described above. This evaluation determines the required level of Allowance. Although the loan and lease portfolio grew by $100.8 million from March 31, 2012 to March 31, 2013, a large portion of this growth was related to the $76.6 million of loans acquired in the FBD Transaction. The FBD Transaction was recorded as a business combination and, as such, the acquired loans were recorded at their fair market values. A component of the loans’ fair market values is related to credit risk and therefore, only an immaterial amount of Allowance is allocated to these acquired loans.

As of March 31, 2013, the Allowance of $14.4 million represented 1.03% of portfolio loans and leases, remaining relatively unchanged from December 31, 2012.

As of March 31, 2013, the Corporation had OREO valued at $545 thousand, as compared to $906 thousand as of December 31, 2012. The balance as of March 31, 2013 was comprised of one residential property, a parcel of undeveloped land and one commercial property, the latter of which was the result of a foreclosure that occurred during the first quarter of 2013. All properties are recorded at the lower of cost or fair value less cost to sell. During the three months ended March 31, 2013, two commercial properties that had been held in OREO were sold at a total net loss of $52 thousand. One of the commercial properties sold during the first quarter of 2013 was determined to have possible environmental contamination. As a contingency to its sale, the Corporation has assumed responsibility for any potential remediation costs related to the property. As of the date of this filing, Phase II environmental testing results indicated limited contamination, and a preliminary estimate of the cost of work required for remediation was determined to be immaterial.

As of March 31, 2013, the Corporation had $11.1 million of TDRs, of which $7.4 million were in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2012, the Corporation had $11.1 million of TDRs, of which $8.0 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of March 31, 2013, the Corporation had $19.3 million of impaired loans and leases which included $11.1 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2012 totaled $22.0 million, which included $11.1 million of TDRs. Refer to Note 5H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	March 31, 2013	December 31, 2012
Non-Performing Assets:
Non-accrual loans and leases	$12,098	$14,040
Loans and leases 90 days or more past due – still accruing	728	728

Total non-performing loans and leases	12,826	14,768
Other real estate owned	545	906

Total non-performing assets	$13,371	$15,674

Troubled Debt Restructures (“TDRs”):
TDRs included in non-performing loans	$3,686	$3,106
TDRs in compliance with modified terms	7,438	8,008

Total TDRs	$11,124	$11,114

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	112.6%	97.7%
Non-performing loans and leases to total portfolio loans and leases	0.91%	1.06%
Allowance for loan and lease losses to total portfolio loans and leases	1.03%	1.03%
Non-performing assets to total assets	0.66%	0.77%
Total portfolio loans and leases	$1,405,239	$1,295,392
Allowance for loan and lease losses	$14,447	$14,425

NON-INTEREST INCOME

Three Months Ended March 31, 2013 Compared to the Same Period in 2012

Non-interest income for the three months ended March 31, 2013 was $11.8 million, an increase of $2.2 million from the same period in 2012. Revenue from wealth management services for the three months ended March 31, 2013 was $8.3 million, a $2.1 million increase, or 34.0%, from the $6.2 million generated in the same period in 2012. Wealth Management Division assets under management, administration, supervision and brokerage as of March 31, 2013 were $7.0 billion, an increase of $1.8 billion, or 35.6%, from March 31, 2012. The increase was partially due to the May 2012 acquisition of DTC, which initially added approximately $1.0 billion to the Corporation’s assets under management, administration, supervision and brokerage.

In addition, organic growth related to strategic initiatives within the division, along with market appreciation, contributed to the growth. In addition to the increase in revenue for wealth management services, non-interest income was also impacted by a $348 thousand increase on the gain on sale of residential mortgage loans between the periods. The volume of residential mortgage loans sold for the three months ended March 31, 2013 increased $17.6 million, or 51.8%, as compared to the same period in 2012.

The following table presents supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended March 31,
(dollars in millions)	2013	2012
Residential loans held in portfolio	$284.3	$306.9
Mortgage originations	$65.1	$55.4
Mortgage loans sold:
Servicing retained	$51.4	$32.8
Servicing released	0.2	1.2

Total mortgage loans sold	$51.6	$34.0

Percent servicing-retained	99.6%	96.4%
Percent servicing-released	0.4%	3.6%
Percent of originated mortgage loans sold	79.3%	61.3%
Loans serviced for others	$603.7	$571.4
Mortgage servicing rights (“MSRs”)	$4.6	$4.2
Net gain on sale of loans	$1.5	$1.2
Loan servicing and other fees	$0.4	$0.4
Amortization of MSRs	$0.2	$0.2
Net impairment (recovery) of MSRs	$0.1	$(0.1)
Yield on loans sold (includes MSR income)	2.94%	3.44%

The following table provides details of other operating income for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	Three Months Ended March 31,
	2013	2012
Merchant interchange fees	$190	$154
Commissions and fees	39	124
Safe deposit box rentals	96	100
Insurance commissions	120	77
Other investment income	17	23
Title insurance income	150	106
Rental income	54	14
Miscellaneous other income	159	498

Other operating income	$825	$1,096

NON-INTEREST EXPENSE

Three Months Ended March 31, 2013 Compared to the Same Period in 2012

Non-interest expense for the three months ended March 31, 2013 increased $3.4 million, to $20.2 million, as compared to $16.8 million for the same period in 2012. Contributing to this increase were a $505 thousand increase in due diligence and merger-related expenses, a $1.5 million increase in salaries and benefits, a $375 thousand increase in occupancy costs, a $347 thousand increase in debt prepayment costs and a $1.0 million increase in other operating expenses between the periods. Salaries and benefits increased primarily as a result of the DTC acquisition and the addition of the branch and lending staff from FBD, additional staffing at the newly-opened full-service branch in Bala Cynwyd, Pennsylvania and an increase in incentive-based compensation related to residential mortgage loan sales along with annual salary increases. The increased occupancy costs were related to the additions of DTC and FBD, in addition to the new Bala Cynwyd branch which opened at the end of 2012. Partially offsetting these cost increases was a $570 thousand gain recognized on the curtailment of a nonqualified defined-benefit pension plan which was curtailed, effective January 1, 2013.

The $1.0 million increase in other operating expenses for the three months ended March 31, 2013, as compared to the same period in 2012 included increases in outsourced services, which included internal audit and IT support, as well as increases in computer processing and telecommunications expense as detailed in the table below. The outsourced services, computer processing and telecommunications are expected to continue, as the Corporation is undertaking several technology infrastructure upgrades.

The following table provides details of other operating expenses for the three months ended March 31, 2013 and 2012:

Components of other operating expenses:

dollars in thousands)	Three Months Ended March 31,
	2013	2012
Information technology	$781	$437
Loan processing	322	362
Other taxes	184	323
Temporary help and recruiting	499	236
Telephone and data lines	419	155
Travel and entertainment	124	104
Stationary and supplies	152	137
Postage	159	106
Director fees	111	107
Investment portfolio maintenance	96	81
Dues and subscriptions	88	70
Insurance	192	77
Deferred compensation expense	165	253
Outsourced services	111	—
Miscellaneous other expense	448	493

Other operating expense	$3,851	$2,841

INCOME TAXES

Income tax expense for the three months ended March 31, 2013 was $2.8 million as compared to $2.7 million for the same period in 2012. The effective tax rate for both periods was 34.8%.

BALANCE SHEET ANALYSIS

Total assets as of March 31, 2013 of $2.03 billion declined slightly from $2.04 billion as of December 31, 2012. Available for sale investments increased $11.2 million, or 3.5%, interest bearing deposits with banks decreased $22.9 million, or 14.4%, total deposits decreased $24.0 million, or 1.5%, short-term borrowings increased $29.0 million, or 308.0% and long-term FHLB advances and other borrowings decreased $12.7 million, or 7.9% between the two dates.

Loans and Leases

The table below compares the portfolio loans and leases outstanding at March 31, 2013 to December 31, 2012:

	March 31, 2013		December 31, 2012		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$563,431	40.1%	$546,358	39.1%	$17,073	3.1%
Home equity lines & loans	183,984	13.1%	194,861	13.9%	(10,877)	(5.6)%
Residential mortgage	284,819	20.3%	288,212	20.6%	(3,393)	(1.2)%
Construction	26,135	1.8%	26,908	1.9%	(773)	(2.9)%
Commercial and industrial	293,171	20.9%	291,620	20.9%	1,551	0.5%
Consumer	18,725	1.3%	17,666	1.3%	1,059	6.0%
Leases	34,974	2.5%	32,831	2.3%	2,143	6.5%

Total portfolio loans and leases	1,405,239	100.0%	1,398,456	100.0%	6,783	0.5%
Loans held for sale	3,233		3,412		(179)	(5.2)%

Total loans and leases	$1,408,472		$1,401,868		$6,604	0.5%

Overall, portfolio loans and leases increased by $6.8 million, or 0.5%, as of March 31, 2013 as compared to December 31, 2012. As detailed in the table above, the most significant increase was seen in the commercial mortgage segment, while the home equity lines and loans and residential mortgage segments declined. The current low-interest-rate environment has prompted many borrowers to refinance their variable-rate home equity lines in favor of fixed-rate residential products, which, in turn, are sold by the Corporation into the secondary market.

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

Cash and Investment Securities

As of March 31, 2013, liquidity remained strong as the Corporation had $128.2 million of cash balances at the Federal Reserve and $8.3 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of March 31, 2013 totaled $327.8 million, as compared to $316.6 million as of December 31, 2012, as reductions in interest-earning deposits with other banks were utilized to fund higher-yielding investment purchases. The $11.2 million increase in investment securities available for sale during the three months ended March 31, 2013 was concentrated in the mortgage-related and municipal segments of the portfolio, which increased $2.7 million and $7.1 million, respectively, between December 31, 2012 and March 31, 2013. The Corporation remains focused on investments that provide an attractive yield, have strong credit quality and limit extension risk. However, as the nation’s economic recovery continues to be lukewarm and interest rates remain low, the Corporation does not believe it is prudent to extend the average life of the investment portfolio in order to obtain higher-yielding investments.

Deposits and Borrowings

Deposits and borrowings as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest bearing checking	$263,820	16.4%	$270,279	16.5%	$(6,459)	(2.4)%
Money market	588,478	36.5%	559,470	34.2%	29,008	5.2%
Savings	135,124	8.4%	129,091	7.9%	6,033	4.7%
Wholesale non-maturity deposits	32,879	2.0%	45,162	2.8%	(12,283)	(27.2)%
Wholesale time deposits	11,325	0.7%	12,421	0.8%	(1,096)	(8.8)%
Time deposits	171,575	10.7%	218,586	13.4%	(47,011)	(21.5)%

Interest-bearing deposits	1,203,201	74.7%	1,235,009	75.6%	(31,808)	(2.6)%
Non-interest-bearing deposits	407,453	25.3%	399,673	24.4%	7,780	1.9%

Total deposits	$1,610,654	100.0%	$1,634,682	100.0%	$(24,028)	(1.5)%

	March 31, 2013		December 31, 2012		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$38,362	20.5%	$9,403	5.5%	$28,959	308.0%
Long-term FHLB advances and other borrowings	148,636	79.5%	161,315	94.5%	(12,679)	(7.9)%

Borrowed funds	$186,998	100.0%	$170,718	100.0%	$16,280	9.5%

Total deposits as of March 31, 2013 decreased $24.0 million from the levels present as of December 31, 2012. As detailed in the table above, wholesale non-maturity deposits declined during the quarter, as well as higher-costing time deposits, which included $17.6 million of deposits acquired from FBD, which were allowed to run off and be offset by increases in money market, savings and non-interest-bearing deposits. Non-interest-bearing deposits, as a percentage of total deposits, remained strong at 25.3% of total deposits as of March 31, 2013.

In an effort to lock in longer-term, lower-rate FHLB advances, during the three months ended March 31, 2013, the Corporation prepaid $20.0 million of long-term FHLB advances with a weighted average rate and maturity of 2.85% and 8.5 months, respectively, incurring a prepayment penalty of $347 thousand. Short-term borrowings increased as the Corporation borrowed $10 million in overnight fed funds and $20 million in short-term FHLB advances at the end of the first quarter.

Capital

Consolidated shareholder’s equity of the Corporation was $210.2 million, or 10.4% of total assets as of March 31, 2013, as compared to $203.6 million, or 10.0% of total assets as of December 31, 2012. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
March 31, 2013:
Total (Tier II) capital to risk weighted assets
Corporation	$180,790	12.32%	$146,702	10.00%
Bank	182,962	12.51%	146,267	10.00%
Tier I capital to risk weighted assets
Corporation	166,266	11.33%	88,021	6.00%
Bank	168,438	11.52%	87,760	6.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	166,266	8.58%	96,880	5.00%
Bank	168,438	8.70%	96,823	5.00%
Tangible common equity to tangible assets
Corporation	157,871	7.98%
Bank	160,043	8.11%

December 31, 2012:
Total (Tier II) capital to risk weighted assets
Corporation	$174,885	12.02%	$145,528	10.00%
Bank	176,985	12.20%	145,124	10.00%
Tier I capital to risk weighted assets
Corporation	160,425	11.02%	87,317	6.00%
Bank	162,525	11.20%	87,074	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	160,425	8.72%	91,989	5.00%
Bank	162,525	8.84%	91,940	5.00%
Tangible common equity to tangible assets
Corporation	150,663	7.60%
Bank	152,763	7.72%

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. In particular, the tangible common equity ratios for both the Bank and the Corporation have improved from their December 31, 2012 levels. These increases were the result of increases in retained earnings, issuance of shares (primarily through the exercise of stock options), and decreases in accumulated other comprehensive losses between the dates. The decrease in accumulated other comprehensive losses between the dates was largely attributable to the curtailment of the nonqualified defined benefit pension plan, which decreased the Corporation’s liability for SERP II by $2.3 million. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank. However, the proposed rules approved by the Federal Reserve on June 7, 2012, related to the Basel III regulatory capital reforms, which are discussed below under the heading, “Regulatory Measures and Pending Legislation,” may have a material effect on liquidity, capital resources or operations of the Corporation.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the three months ended March 31, 2013, the Corporation issued 2,259 shares and raised $51 thousand through the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of March 31, 2013	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2012	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$599.3	79.0%	$560.7	77.1%	$38.6	6.9%
Federal Reserve Bank of Philadelphia	70.7	100.0%	65.2	100.0%	5.5	8.4%
Fed Funds Lines (six banks)	54.0	84.4%	64.0	100.0%	(10.0)	(15.6)%
Revolving line of credit with correspondent bank	3.0	100.0%	3.0	100.0%	—	—%

	$727.0	81.1%	$692.9	80.7%	$34.1	4.9%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with Promontory Interfinancial Network LLC to provide up to $40 million (plus accrued interest) of Insured Network Deposits from broker dealers priced at the effective Federal Funds rate plus 20 basis points. As of March 31, 2013 and December 31, 2012, the Corporation had deposit balances of $27.7 million and $40.0 million, respectively, from this source which are reported on the balance sheet as wholesale non-maturity deposits.

The Corporation has an agreement with IDC to provide up to $5 million (plus accrued interest) of money market deposits at an agreed upon rate currently 0.45%. The Corporation had balances of $5.2 million as of both March 31, 2013 and December 31, 2012 under this program which are reported on the balance sheet as wholesale non-maturity deposits.

The Corporation continually evaluates the cost and mix of its retail and wholesale funding sources relative to earning assets and expected future earning-asset growth. The Corporation believes that with its current branch network, along with the available borrowing capacity at FHLB and other sources, it has sufficient capacity available to fund expected earning-asset growth.

Discussion of Segments

The Corporation has two principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking and Wealth Management (see Note 11 in the Notes to Consolidated Financial Statements).

The Wealth Management segment, as discussed in the Non-Interest Income section of this item, above, recorded a pre-tax segment profit (“PTSP”) of $2.9 million for the three months ended March 31, 2013, as compared to PTSP of $2.0 million for the same period in 2012. The Wealth Management segment provided 35.0% and 25.6% of the Corporation’s pre-tax profit for the three months ended March 31, 2013 and 2012, respectively. The increase in PTSP for the Wealth Management segment for the three month period ended March 31, 2013, as compared to the same period in 2012, is partially the result of the acquisition of DTC in addition to organic growth within the division.

The Banking Segment recorded a PTSP of $5.3 million for the three months ended March 31, 2013, as compared to $5.8 million for the same period in 2012. The Banking segment provided 65.0% and 74.4% of the Corporation’s pre-tax profit for the three months ended March 31, 2013 and 2012, respectively.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2013 were $376.4 million, as compared to $366.6 million at December 31, 2012.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2013 amounted to $22.8 million, as compared to $22.2 million at December 31, 2012.

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

Contractual Cash Obligations of the Corporation as of March 31, 2013:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$1,427.8	$1,427.8	$—	$—	$—
Wholesale and time deposits	182.9	143.2	29.2	10.4	0.1
Short-term borrowings	38.4	38.4	—	—	—
Long-term FHLB advances and other borrowings	148.6	3.9	31.4	88.3	25.0
Operating leases	55.0	3.0	6.0	5.7	40.3
Purchase obligations	11.1	3.6	5.0	2.0	0.5
Non-discretionary pension contributions	0.1	0.1	—	—	—

Total	$1,863.9	$1,620.0	$71.6	$106.4	$65.9

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

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this Quarterly Report on Form 10-Q, including, without limitation, this Item 2 of Part I. may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may”, “would”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “plan”, “forecast”, “project” and “believe” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•

the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, the real estate market, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	any future downgrades in the credit rating of the U.S. Government and federal agencies;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

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

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	differences in the actual financial results, cost savings, and revenue enhancements associated with our acquisitions;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in our investment products in a manner that meets customers’ needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate, sell and service residential mortgage loans;

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

See Item 2 – “Management’s Discussion and Analysis of Results of Operations – Interest Rate Summary,” “Summary of Interest Rate Simulation,” and “Gap Analysis” for a discussion of the Corporation’s and Bank’s exposure to market risk since December 31, 2012. For further discussion of quantitative and qualitative disclosures about market risks, please also refer to the Corporation’s 2012 Annual Report on Form 10-K.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors included in the Corporation’s 2012 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the first quarter of 2013 (1) :

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2013 – January 31, 2013	603	$22.16	0	195,705
February 1, 2013 – February 28, 2013	0	$0	0	195,705
March 1, 2013 – March 31, 2013	0	$0	0	195,705

Total	603	$22.16	0	195,705

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

(2)	On January 3, 2013, 603 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.

As of March 31, 2013, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

See Item 9B – Other Information – at Page 125 of our Annual Report on Form 10K.

ITEM 6. Exhibits

Exhibit No.	Description and References

2.1	Agreement and Plan of Merger, dated as of March 27, 2013, by and between Bryn Mawr Bank Corporation and MidCoast Community Bancorp, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on March 29, 2013

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1*	Form of Letter Agreement entered into with certain executive officers of the Corporation in connection with the curtailment of benefits under the Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008 (SERP II), incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 4, 2013

10.2*	Amendment No. 1 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 15, 2013

10.3*	Amendment No. 2 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 15, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, furnished herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, furnished herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, furnished herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, furnished herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, furnished herewith

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

Bryn Mawr Bank Corporation

Date: May 10, 2013	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: May 10, 2013	By:	/S/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit 3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

Exhibit 3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

Exhibit 10.1*	Form of Letter Agreement entered into with certain executive officers of the Corporation in connection with the curtailment of benefits under the Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008 (SERP II), incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 4, 2013

Exhibit 10.2*	Amendment No. 1 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 15, 2013

Exhibit 10.3*	Amendment No. 2 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed with the SEC on March 15, 2013

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

(These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liabilities under these Sections.)