Form 10-Q
period 2013-06-30
BRYN MAWR BANK CORP
filed 2013-08-09
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2013

Commission File Number 001-35746

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common Stock, par value $1	13,545,713

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	(unaudited)
	June 30,	December 31,
(dollars in thousands)	2013	2012
Assets
Cash and due from banks	$14,208	$16,203
Interest-bearing deposits with banks	95,903	159,483

Cash and cash equivalents	110,111	175,686
Investment securities available for sale, at fair value (amortized cost of $323,149 and $311,747 as of June 30, 2013 and December 31, 2012 respectively)	322,960	316,614
Investment securities, trading	2,180	1,447
Loans held for sale	2,207	3,412
Portfolio loans and leases	1,430,919	1,398,456
Less: Allowance for loan and lease losses	(14,444)	(14,425)

Net portfolio loans and leases	1,416,475	1,384,031

Premises and equipment, net	30,947	31,170
Accrued interest receivable	6,097	5,955
Deferred income taxes	11,788	12,303
Mortgage servicing rights	4,790	4,491
Bank owned life insurance	20,060	19,862
FHLB stock	13,028	10,761
Goodwill	32,843	32,897
Intangible assets	20,677	21,998
Other investments	4,378	4,346
Other assets	10,981	10,912

Total assets	$2,009,522	$2,035,885

Liabilities
Deposits:
Non-interest-bearing	$395,742	$399,673
Interest-bearing	1,153,973	1,235,009

Total deposits	1,549,715	1,634,682

Short-term borrowings	71,768	9,403
Long-term FHLB advances and other borrowings	152,642	161,315
Accrued interest payable	915	1,233
Other liabilities	22,013	25,688

Total liabilities	1,797,053	1,832,321

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,485,217 and 16,390,608 shares as of June 30, 2013 and December 31, 2012, respectively, and outstanding of 13,528,078 and 13,412,690 as of June 30, 2013 and December 31, 2012, respectively	16,485	16,390
Paid-in capital in excess of par value	91,783	89,137
Less: Common stock in treasury at cost - 2,957,139 and 2,977,918 shares as of June 30, 2013 and December 31, 2012, respectively	(30,553)	(30,745)
Accumulated other comprehensive loss, net of tax benefit	(11,105)	(10,078)
Retained earnings	145,859	138,860

Total shareholders’ equity	212,469	203,564

Total liabilities and shareholders’ equity	$2,009,522	$2,035,885

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(dollars in thousands, except share and per share data)
Interest income:
Interest and fees on loans and leases	$18,219	$17,034	$36,030	$34,206
Interest on cash and cash equivalents	41	30	110	52
Interest on investment securities:
Taxable	829	1,049	1,687	2,152
Non-taxable	98	45	182	83
Dividends	30	30	63	67

Total interest income	19,217	18,188	38,072	36,560

Interest expense on:
Deposits	694	1,064	1,469	2,190
Short-term borrowings	4	5	7	11
Long-term FHLB advances and other borrowings	596	925	1,264	1,889
Subordinated debentures	0	291	0	582

Total interest expense	1,294	2,285	2,740	4,672

Net interest income	17,923	15,903	35,332	31,888
Provision for loan and lease losses	1,000	1,003	1,804	2,003

Net interest income after provision for loan and lease losses	16,923	14,900	33,528	29,885
Non-interest income:
Fees for wealth management services	9,094	7,211	17,443	13,440
Service charges on deposits	596	609	1,180	1,189
Loan servicing and other fees	448	436	899	871
Net gain on sale of residential mortgage loans	1,492	1,304	3,010	2,474
Net gain on sale of investment securities available for sale	—	716	2	716
Net loss on sale of other real estate owned (“OREO”)	(141)	—	(193)	(41)
Bank owned life insurance (“BOLI”) income	85	105	198	223
Other operating income	1,369	1,000	2,194	2,096

Total non-interest income	12,943	11,381	24,733	20,968
Non-interest expenses:
Salaries and wages	9,086	8,075	17,896	15,580
Employee benefits	2,212	2,023	4,537	4,183
Net gain on curtailment of nonqualified pension plan	(120)	—	(690)	—
Occupancy and bank premises	1,728	1,394	3,478	2,769
Furniture, fixtures, and equipment	1,221	940	2,040	1,831
Advertising	380	359	792	679
Amortization of mortgage servicing rights	218	256	430	475
Net (recovery) impairment of mortgage servicing rights	(91)	87	(20)	(23)
Amortization of intangible assets	660	560	1,321	1,069
FDIC insurance	275	234	533	453
Due diligence and merger-related expenses	688	914	1,402	1,123
Professional fees	664	572	1,239	1,228
Early extinguishment of debt - costs and premiums	—	—	347	—
Other operating expenses	3,603	2,714	7,454	5,555

Total non-interest expenses	20,524	18,128	40,759	34,922
Income before income taxes	9,342	8,153	17,502	15,931
Income tax expense	3,090	2,808	5,930	5,512

Net income	$6,252	$5,345	$11,572	$10,419

Basic earnings per common share	$0.47	$0.41	$0.87	$0.80
Diluted earnings per common share	$0.46	$0.40	$0.86	$0.79
Dividends declared per share	$0.17	$0.16	$0.34	$0.32

Weighted-average basic shares outstanding	13,280,624	13,072,963	13,243,289	13,026,354
Weighted-average dilutive shares	227,150	158,570	228,782	127,510

Adjusted weighted-average diluted shares	13,507,774	13,231,533	13,472,071	13,153,864

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$6,252	$5,345	$11,572	$10,419

Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of ($1,761), $398, ($1,769) and $759, respectively	(3,270)	739	(3,286)	1,409
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $0, $250, $1 and $250, respectively	—	(465)	(1)	(465)

Unrealized investment (losses) gains, net of tax (benefit) expense of ($1,761), $148, ($1,770) and $508, respectively	(3,270)	274	(3,287)	944
Net change in fair value of derivative used for cash flow hedge:
Change in fair value of hedging instruments, net of tax expense of $260, $0, $324 and $0, respectively	482	—	601	—
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $133, $146, $267 and $293, respectively	248	272	494	544
Change in unfunded pension liability related to curtailment, net of tax expense of $0, $0, $627 and $0, respectively	—	—	1,165	—

Total change in unfunded pension liability, net of tax expense of $133, $146, $894 and $293, respectively	248	272	1,659	544

Total other comprehensive (loss) income	(2,540)	546	(1,027)	1,488

Total comprehensive income	$3,712	$5,891	$10,545	$11,907

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Six Months Ended June 30,
	2013	2012
Operating activities:
Net Income	$11,572	$10,419
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,804	2,003
Provision for depreciation and amortization	3,682	2,970
Net gain on sale of investment securities available for sale	(2)	(716)
Net gain on sale of residential mortgages	(3,010)	(2,474)
Stock based compensation cost	469	530
Amortization and net impairment of mortgage servicing rights	410	452
Net accretion of fair value adjustments	(1,628)	(456)
Amortization of intangible assets	1,321	1,069
Net loss on sale of OREO	193	41
Net increase in cash surrender value of bank owned life insurance	(198)	(223)
Other, net	377	(3,369)
Loans originated for resale	(97,492)	(75,898)
Proceeds from loans sold	100,998	77,661
Provision (benefit) for deferred income taxes	1,123	(1,795)
Change in income taxes payable/receivable	293	3,274
Change in accrued interest receivable	(142)	52
Change in accrued interest payable	(318)	(387)

Net cash provided by operating activities	19,452	13,153

Investing activities:
Purchases of investment securities available for sale	(70,362)	(149,333)
Proceeds from paydowns and maturities of investment securities available for sale	33,417	19,900
Proceeds from sale of investment securities available for sale	496	21,002
Net (purchase of) proceeds from redemptions of FHLB stock	(2,267)	842
Proceeds from calls of investment securities available for sale	22,512	50,772
Net change in other investments	(32)	(318)
Net portfolio loan and lease originations	(33,417)	(2,548)
Purchases of premises and equipment	(1,233)	(870)
Acquisitions, net of cash acquired	—	(7,845)
Capitalize OREO costs	(485)	(61)
Proceeds from sale of OREO	488	175

Net cash used by investing activities	(50,883)	(68,284)

Financing activities:
Change in deposits	(84,738)	44,381
Change in short-term borrowings	62,365	1,812
Dividends paid	(4,498)	(4,241)
Change in long-term FHLB advances and other borrowings	(8,583)	22,017
Payment of contingent consideration for business combinations	(1,050)	—
Tax benefit from exercise and vesting of stock awards	148	80
Proceeds from sale of treasury stock from deferred compensation plans	365	82
Proceeds from issuance of common stock	107	2,088
Proceeds from exercise of stock options	1,740	1,244

Net cash (used) provided by financing activities	(34,144)	67,463

Change in cash and cash equivalents	(65,575)	12,332
Cash and cash equivalents at beginning of period	175,686	69,140

Cash and cash equivalents at end of period	$110,111	$81,472

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$4,366	$2,871
Interest	3,058	5,059

Supplemental cash flow information:
Available for sale securities purchased, not settled	$—	—
Change in other comprehensive income	(1,027)	1,488
Change in deferred tax due to change in comprehensive income	(552)	801
Transfer of loans to other real estate owned	495	471
Acquisition of noncash assets and liabilities:
Assets acquired	—	12,020
Liabilities assumed	—	6,103

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except share information)
	For the Six Months Ended June 30, 2013
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance December 31, 2012	16,390,608	$16,390	$89,137	$(30,745)	$(10,078)	$138,860	$203,564

Net income	0	0	0	0	0	11,572	11,572
Dividends declared, $0.34 per share	0	0	0	0	0	(4,573)	(4,573)
Other comprehensive loss, net of tax benefit of $552	0	0	0	0	(1,027)	0	(1,027)
Stock based compensation	0	0	469	0	0	0	469
Tax benefit from exercise and vesting of stock awards	0	0	148	0	0	0	148
Retirement of treasury stock	(4,517)	(5)	(40)	45	0	0	0
Net sale of treasury stock from deferred compensation plans	0	0	218	147	0	0	365
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	4,765	5	102	0	0	0	107
Share-based awards and options exercises	94,361	95	1,749	0	0	0	1,844

Balance June 30, 2013	16,485,217	$16,485	$91,783	$(30,553)	$(11,105)	$145,859	$212,469

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Business Combinations

First Bank of Delaware

The acquisition of certain loan and deposit accounts and a branch location from First Bank of Delaware (“FBD”) by the Corporation (the “FBD Transaction”) was completed on November 17, 2012.

First Bank of Delaware, established in June 1999, was a $250 million state-chartered commercial bank operating from one full-service branch location in Wilmington, Delaware. Subsequent to the transaction with the Corporation, FBD’s remaining assets were transferred to a liquidating trust and its charter was cancelled. The FBD Transaction enabled the Corporation to further expand its footprint in the State of Delaware by complementing its existing wealth management operations of Bryn Mawr Trust of Delaware and Lau Associates, both located in Greenville, Delaware.

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

In connection with the FBD Transaction, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash	$10,559

Value of consideration	10,559
Assets acquired:
Cash and due from banks	525
Loans	76,556
Premises and equipment	460
Core deposit intangible	320
Other assets	256

Total assets	78,117
Liabilities assumed:
Nonmaturity deposits	27,080
Time deposits	43,257
Unfavorable lease	140
Other liabilities	390

Total liabilities	70,867
Net assets acquired	7,250

Goodwill resulting from the FBD Transaction	$3,309

As of March 31, 2013, the Corporation had finalized its fair value estimates related to the FBD Transaction. No adjustments were made to the original estimates.

Davidson Trust Company

The acquisition of the Davidson Trust Company (“DTC”) by the Corporation was completed on May 15, 2012. In addition to cash paid at closing, three separate contingent payments, each of which is not to exceed $1.05 million, were payable on each of November 14, 2012, May 14, 2013 and November 14, 2013. These contingent payments are subject to certain post-closing contingencies relating to the assets under management. The first two of the three contingent payments were made on November 14, 2012 and May 14, 2013, each in the amount of $1.05 million.

The addition of DTC has allowed the Corporation to expand its range of services and bring deeper market penetration in its core market area. The structure of the Corporation’s existing Wealth Management segment allowed for the immediate integration of DTC and takes advantage of the various synergies that exist between the two companies. The acquisition of DTC initially increased the Corporation’s Wealth Management Division assets under management by $1.0 billion.

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

In connection with the DTC acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash	$9,450
Contingent payment liability	1,050

Value of consideration	10,500
Assets acquired:
Cash operating accounts	1,433
Other assets	201
Intangible asset – customer relationships	3,720
Intangible asset – noncompetition agreements	1,385
Intangible asset – brand	970
Premises and equipment	117
Deferred tax asset	839

Total assets	8,665
Liabilities assumed:
Deferred tax liability	2,125
Miscellaneous liabilities	885

Total liabilities	3,010
Net assets acquired	5,655

Goodwill resulting from acquisition of DTC	$4,845

For the three months ended June 30, 2013, the Corporation increased its estimated value for the deferred tax asset acquired in the DTC acquisition by $54 thousand. This resulted in a corresponding decrease of $54 thousand in goodwill recorded in the transaction.

As of June 30, 2013, the Corporation has finalized its fair value estimates related to the acquisition of DTC.

Note 3 - Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution computed using the treasury stock method that could occur if stock options were exercised and converted into common stock, as well as the effect of restricted and performance shares becoming unrestricted common stock. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. All weighted-average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and stock splits.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share data)	2013	2012	2013	2012
Numerator:
Net income available to common shareholders	$6,252	$5,345	$11,572	$10,419

Denominator for basic earnings per share – weighted average shares outstanding	13,280,624	13,072,963	13,243,289	13,026,354
Effect of dilutive common shares	227,150	158,570	228,782	127,510

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	13,507,774	13,231,533	13,472,071	13,153,864

Basic earnings per share	$0.47	$0.41	$0.87	$0.80
Diluted earnings per share	$0.46	$0.40	$0.86	$0.79
Antidilutive shares excluded from computation of average dilutive earnings per share	114,713	351,439	116,138	352,662

Note 4 - Investment Securities

The amortized cost and estimated fair value of investment securities available for sale are as follows:

As of June 30, 2013

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$102	$—	$(2)	$100
Obligations of U.S. government agencies	82,170	338	(1,349)	81,159
Obligations of state & political subdivisions	39,353	90	(388)	39,055
Mortgage-backed securities	131,860	1,630	(792)	132,698
Collateralized mortgage obligations	51,780	402	(245)	51,937
Other investments	17,884	163	(36)	18,011

Total	$323,149	$2,623	$(2,812)	$322,960

As of December 31, 2012

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$73,183	$796	$(107)	$73,872
Obligations of state & political subdivisions	30,244	199	(59)	30,384
Mortgage-backed securities	128,537	3,302	(13)	131,826
Collateralized mortgage obligations	62,116	622	(35)	62,703
Other investments	17,667	162	—	17,829

Total	$311,747	$5,081	$(214)	$316,614

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of June 30, 2013:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$100	$(2)	$—	$—	$100	$(2)
Obligations of U.S. government agencies	47,643	(1,349)	—	—	47,643	(1,349)
Obligations of state & political subdivisions	22,553	(379)	303	(9)	22,856	(388)
Mortgage-backed securities	44,020	(792)	—	—	44,020	(792)
Collateralized mortgage obligations	18,396	(231)	1,325	(14)	19,721	(245)
Other investments	13,480	(36)	—	—	13,480	(36)

Total	$146,192	$(2,789)	$1,628	$(23)	$147,820	$(2,812)

As of December 31, 2012:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. government agencies	$20,032	$(107)	$—	$—	$20,032	$(107)
Obligations of state & political subdivisions	10,752	(59)	—	—	10,752	(59)
Mortgage-backed securities	12,602	(13)	—	—	12,602	(13)
Collateralized mortgage obligations	10,040	(35)	—	—	10,040	(35)

Total	$53,426	$(214)	$—	$—	$53,426	$(214)

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

As of June 30, 2013 and December 31, 2012, securities having market values of $106.1 million and $108.7 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of June 30, 2013 and December 31, 2012, by contractual maturity, are shown below:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,107	$9,112	$10,571	$10,590
Due after one year through five years	48,203	48,094	38,056	38,171
Due after five years through ten years	52,963	51,644	40,635	40,714
Due after ten years	15,871	15,985	18,415	19,044
Mortgage-related securities*	183,640	184,635	190,653	194,529

Total maturing investments	309,784	309,470	298,330	303,048
Bond mutual funds and other non-maturity investments	13,365	13,490	13,417	13,566

Total	$323,149	$322,960	$311,747	$316,614

*	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2013 and December 31, 2012, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

Note 5 - Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	June 30, 2013	December 31, 2012
Loans held for sale	$2,207	$3,412

Real estate loans:
Commercial mortgage	$587,261	$546,358
Home equity lines and loans	183,006	194,861
Residential mortgage	280,687	288,212
Construction	28,718	26,908

Total real estate loans	1,079,672	1,056,339
Commercial and industrial	296,073	291,620
Consumer	18,404	17,666
Leases	36,770	32,831

Total portfolio loans and leases	1,430,919	1,398,456

Total loans and leases	$1,433,126	$1,401,868

Loans with predetermined rates	$766,749	$723,417
Loans with adjustable or floating rates	666,377	678,451

Total loans and leases	$1,433,126	$1,401,868

Net deferred loan origination costs included in the above loan table	$409	$402

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012
Minimum lease payments receivable	$41,858	$37,349
Unearned lease income	(6,881)	(6,099)
Initial direct costs and deferred fees	1,793	1,581

Total	$36,770	$32,831

C. Non-Performing Loans and Leases(1)

(dollars in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans and leases:
Commercial mortgage	$731	$631
Home equity lines and loans	1,418	2,792
Residential mortgage	3,668	3,748
Construction	1,662	3,314
Commercial and industrial	2,994	3,506
Consumer	5	7
Leases	11	42

Total	$10,489	$14,040

Loans and leases 90 days or more past due, still accruing:
Construction	—	728

Total nonperforming loans and leases	$10,489	$14,768

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $302 thousand and $90 thousand of purchased credit-impaired loans as of June 30, 2013 and December 31, 2012, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Bank applies ASC 310-30 to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012
Outstanding principal balance	$16,643	$19,527
Carrying amount(1)	$10,729	$12,128

(1)	Includes $525 thousand and $319 thousand purchased credit-impaired loans as of June 30, 2013 and December 31, 2012, respectively, for which the Bank could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $302 thousand and $90 thousand of purchased credit-impaired loans as of June 30, 2013 and December 31, 2012, respectively, that subsequently became non-performing, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Bank applies ASC 310-30, for the six months ended June 30, 2013:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2012	$8,025
Accretion	(929)
Reclassifications from nonaccretable difference	998
Additions/adjustments	(257)
Disposals	(871)

Balance, June 30, 2013	$6,966

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of June 30, 2013
Commercial mortgage	$432	$—	$—	$432	$586,098	$586,530	$731	$587,261
Home equity lines and loans	125	264	—	389	181,199	181,588	1,418	183,006
Residential mortgage	1,197	—	—	1,197	275,822	277,019	3,668	280,687
Construction	—	—	—	—	27,056	27,056	1,662	28,718
Commercial and industrial	5	77	—	82	292,997	293,079	2,994	296,073
Consumer	54	—	—	54	18,344	18,398	5	18,403
Leases	147	28	—	175	36,585	36,760	11	36,771

	$1,960	$369	$—	$2,329	$1,418,101	$1,420,430	$10,489	$1,430,919

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2012
Commercial mortgage	$704	$130	$—	$834	$544,893	$545,727	$631	$546,358
Home equity lines and loans	107	84	—	191	191,878	192,069	2,792	194,861
Residential mortgage	399	141	—	540	283,924	284,464	3,748	288,212
Construction	—	—	728	728	22,866	23,594	3,314	26,908
Commercial and industrial	376	50	—	426	287,688	288,114	3,506	291,620
Consumer	8	7	—	15	17,644	17,659	7	17,666
Leases	33	13	—	46	32,743	32,789	42	32,831

	$1,627	$425	$728	$2,780	$1,381,636	$1,384,416	$14,040	$1,398,456

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Corporation’s allowance for loan and lease losses, by loan category, for the three and six months ended June 30, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2013	$4,106	$2,030	$1,829	$1,051	$4,437	$211	$525	$258	$14,447
Charge-offs	—	(292)	—	(550)	(183)	(32)	(107)		(1,164)
Recoveries	—	—	4	18	41	2	96		161
Provision for loan and lease losses	375	371	(60)	134	—	37	37	106	1,000

Balance, June 30, 2013	$4,481	$2,109	$1,773	$653	$4,295	$218	$551	$364	$14,444

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2012	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425
Charge-offs	—	(352)	—	(720)	(718)	(70)	(134)		(1,994)
Recoveries	—	—	8	18	45	4	134		209
Provision for loan and lease losses	574	604	(259)	336	331	95	58	65	1,804

Balance, June 30, 2013	$4,481	$2,109	$1,773	$653	$4,295	$218	$551	$364	$14,444

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

The following table details the allocation of the Allowance by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of June 30, 2013
Allowance on loans and leases:
Individually evaluated for impairment	$25	$208	$387	$—	$466	$5	$—	$—	$1,091
Collectively evaluated for impairment	4,359	1,901	1,386	652	3,829	213	551	364	13,255
Purchased credit-impaired(1)	97	—	—	1	—	—	—	—	98

Total	$4,481	$2,109	$1,773	$653	$4,295	$218	$551	$364	$14,444

As of December 31, 2012
Allowance on loans and leases:
Individually evaluated for impairment	$—	$217	$667	$543	$919	$8	$—	$—	$2,354
Collectively evaluated for impairment	3,894	1,640	1,357	451	3,718	181	493	299	12,033
Purchased credit-impaired(1)	13	—	—	25	—	—	—	—	38

Total	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of June 30, 2013
Carrying value of loans and leases:
Individually evaluated for impairment	$523	$1,945	$9,150	$2,418	$4,223	$5	$—	$18,264
Collectively evaluated for impairment	576,628	181,044	271,493	26,093	291,498	18,399	36,770	1,401,925
Purchased credit-impaired(1)	10,110	17	44	207	352	—	—	10,730

Total	$587,261	$183,006	$280,687	$28,718	$296,073	$18,404	$36,770	$1,430,919

As of December 31, 2012
Carrying value of loans and leases:
Individually evaluated for impairment	$541	$3,403	$9,211	$4,631	$3,997	$7	$—	$21,790
Collectively evaluated for impairment	535,506	191,439	278,951	20,785	287,367	17,659	32,831	1,364,538
Purchased credit-impaired(1)	10,311	19	50	1,492	256	—	—	12,128

Total	$546,358	$194,861	$288,212	$26,908	$291,620	$17,666	$32,831	$1,398,456

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2013 and December 31, 2012:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Pass	$580,035	$538,470	$24,444	$16,504	$285,850	$278,167	$890,329	$833,141
Special Mention	286	2,215	—	1,317	3,410	6,256	3,696	9,788
Substandard	6,940	5,673	4,274	9,087	6,813	7,197	18,027	21,957

Total	$587,261	$546,358	$28,718	$26,908	$296,073	$291,620	$912,052	$864,886

Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Performing	$277,019	$284,464	$181,588	$192,069	$18,399	$17,659	$36,759	$32,789	$513,765	$526,981
Non-performing	3,668	3,748	1,418	2,792	5	7	11	42	5,102	6,589

Total	$280,687	$288,212	$183,006	$194,861	$18,404	$17,666	$36,770	$32,831	$518,867	$533,570

G. Troubled Debt Restructurings (“TDRs”)

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	June 30, 2013	December 31, 2012
TDRs included in nonperforming loans and leases	$2,869	$3,106
TDRs in compliance with modified terms	8,157	8,008

Total TDRs	$11,026	$11,114

The following tables present information regarding loan and lease modifications categorized as TDRs for the three and six months ended June 30, 2013:

	For the Three Months Ended June 30, 2013
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$855	$855
Leases	1	2	2

Total	2	$857	$857

	For the Six Months Ended June 30, 2013
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	2	$672	$672
Home equity lines and loans	2	39	39
Commercial and industrial	1	855	855
Leases	2	16	16

Total	7	$1,582	$1,582

The following tables presents information regarding the types of loan and lease modifications made for the three and six months ended June 30, 2013:

	Number of Contracts for the Three Months Ended June 30, 2013
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Commercial and industrial	—	—	—	1	—	—
Leases			—	—	1	—

Total	—	—	—	1	1	—

	Number of Contracts for the Six Months Ended June 30, 2013
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential mortgage	—	—	1	—	—	1
Home equity lines and loans	1	—	—	1	—	—
Commercial and industrial	—	—	—	1	—	—
Leases	—	—	—	—	2	—

Total	1	—	1	2	2	1

During the three and six months ended June 30, 2013, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended June 30, 2013
Impaired loans with related Allowance:
Commercial mortgage	$181	$190	$25	$192	$—	$—
Home equity lines and loans	715	762	207	767	7	—
Residential mortgage	4,454	4,430	388	4,234	29	—
Commercial and industrial	2,560	2,639	466	2,670	15	—
Consumer	5	5	5	7	—	—

Total	$7,915	$8,026	$1,091	$7,870	$51	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$342	$347	$—	$377	$6	$—
Home equity lines and loans	1,230	1,228	—	1,328	10	—
Residential mortgage	4,696	4,747	—	5,026	50	—
Construction	2,418	3,380	—	3,536	8	—
Commercial and industrial	1,663	1,863	—	1,863	—	—

Total	$10,349	$11,565	$—	$12,130	$74	$—

Grand total	$18,264	$19,591	$1,091	$20,000	$125	$—

(1)	The table above does not include the recorded investment of $80 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the six months ended June 30, 2013
Impaired loans with related Allowance:
Commercial mortgage	$181	$190	$25	$192	$—	$—
Home equity lines and loans	715	762	207	777	14	—
Residential mortgage	4,454	4,430	388	4,339	59	—
Commercial and industrial	2,560	2,639	466	2,677	33	—
Consumer	5	5	5	8	—	—

Total	$7,915	$8,026	$1,091	$7,993	$106	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$342	$347	$—	$379	$12	$—
Home equity lines and loans	1,230	1,228	—	1,331	22	—
Residential mortgage	4,696	4,747	—	5,025	122	—
Construction	2,418	3,380	—	3,679	18	—
Commercial and industrial	1,663	1,863	—	1,863	1	—

Total	$10,349	$11,565	$—	$12,277	$175	$—

Grand total	$18,264	$19,591	$1,091	$20,270	$281	$—

(1)	The table above does not include the recorded investment of $80 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended June 30, 2012
Impaired loans with related allowance:
Home equity lines and loans	$1,612	$1,662	$226	$1,664	$—	$—
Residential mortgage	2,846	2,892	324	2,893	25	—
Construction	3,882	3,938	622	6,284	—	—
Commercial and industrial	1,355	1,361	325	1,469	4	—
Consumer	14	16	15	16	—	—

Total	$9,709	$9,869	$1,512	$12,326	$29	$—

Impaired loans without related allowance(1) (3):
Commercial mortgage	$163	$171	$—	$171	$—	$—
Home equity lines and loans	1,675	1,714	—	1,716	1	—
Residential mortgage	7,014	7,305	—	7,108	53	—
Construction	1,475	1,491	—	1,427	15	—
Commercial and industrial	2,333	2,351	—	2,719	3	—
Consumer	1	1	—	2	—	—

Total	$12,661	$13,033	$—	$13,143	$72	$—

Grand total	$22,370	$22,902	$1,512	$25,469	$101	$—

(1)	The table above does not include the recorded investment of $323 thousand of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the six months ended June 30, 2012
Impaired loans with related allowance:
Home equity lines and loans	$1,612	$1,662	$226	$1,663	$1	$—
Residential mortgage	2,846	2,892	324	2,896	48	—
Construction	3,882	3,938	622	6,540	—	—
Commercial and industrial	1,355	1,361	325	1,499	9	—
Consumer	14	16	15	17	—	—

Total	$9,709	$9,869	$1,512	$12,615	$58	$—

Impaired loans without related allowance(1) (3):
Commercial mortgage	$163	$171	$—	$171	$—	$—
Home equity lines and loans	1,675	1,714	—	1,720	7	—
Residential mortgage	7,014	7,305	—	7,149	109	—
Construction	1,475	1,491	—	1,341	28	—
Commercial and industrial	2,333	2,351	—	2,851	10	—
Consumer	1	1	—	2	—	—

Total	$12,661	$13,033	$—	$13,234	$154	$—

Grand total	$22,370	$22,902	$1,512	$25,849	$212	$—

(1)	The table above does not include the recorded investment of $323 thousand of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2012
Impaired loans with related Allowance:
Home equity lines and loans	$1,261	$1,321	$217
Residential mortgage	4,778	4,793	667
Construction	2,564	2,564	543
Commercial and industrial	3,357	3,383	919
Consumer	7	8	8

Total	$11,967	$12,069	$2,354

Impaired loans without related Allowance(1):
Commercial mortgage	$541	$574	$—
Home equity lines and loans	2,142	2,223	—
Residential mortgage	4,433	4,741	—
Construction	2,067	2,317	—
Commercial and industrial	640	639	—

Total	$9,823	$10,494	$—

Grand total	$21,790	$22,563	$2,354

(1)	The table above does not include the recorded investment of $168 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal

Note 6 - Deposits

The following table details the components of deposits:

(dollars in thousands)	June 30, 2013	December 31, 2012

Savings accounts	$136,307	$129,091
Interest-bearing checking accounts	262,316	270,279
Market-rate accounts	551,750	559,470
Wholesale non-maturity deposits	30,315	45,162
Wholesale time deposits	12,139	12,421
Time deposits	161,146	218,586

Total interest-bearing deposits	1,153,973	1,235,009
Non-interest-bearing deposits	395,742	399,673

Total deposits	$1,549,715	$1,634,682

Note 7 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012
Overnight fed funds	$—	$—
Short-term FHLB advances	60,000	—
Repurchase agreements	11,768	9,403

Total short-term borrowings	$71,768	$9,403

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at period-end	$71,768	$14,675	$71,768	$14,675
Maximum amount outstanding at any month-end	71,768	14,675	71,768	14,775
Average balance outstanding during the period	13,358	13,237	12,672	13,583
Weighted-average interest rate:
As of period-end	0.23%	0.15%	0.23%	0.15%
Paid during the period	0.21%	0.17%	0.18%	0.17%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	June 30, 2013	December 31, 2012
Within one year	$3,889	$35,458
Over one year through five years	128,753	104,244
Over five years through ten years	20,000	21,613

Total	$152,642	$161,315

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted Average Rate	Interest Rate		Balance
Description	From	To		From	To	June 30, 2013	December 31, 2012
Fixed amortizing	04/08/15	04/08/15	3.61%	3.61%	3.61%	$2,865	$4,285
Adjustable amortizing	12/31/16	12/31/16	3.25%	3.25%	3.25%	8,224	9,400
Bullet maturity – fixed rate	03/23/15	05/28/19	1.39%	0.58%	4.12%	105,000	90,000
Bullet maturity – variable rate	11/18/17	11/18/17	0.46%	0.46%	0.46%	15,000	15,000
Convertible-fixed(2)	01/03/18	08/20/18	2.47%	2.21%	2.62%	21,553	42,630

Total						$152,642	$161,315

(1)	Maturity range refers to June 30, 2013 balances
(2)

FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of June 30, 2013, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2013. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of June 30, 2013 the Corporation had a maximum borrowing capacity with the FHLB of approximately $749.6 million, of which the unused capacity was $535.7 million. In addition, there were unused capacities of $64.0 million in overnight federal funds line, $75.2 million of Federal Reserve Discount Window borrowings and $3.0 million in a revolving line of credit from a correspondent bank as of June 30, 2013. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $13.0 million at June 30, 2013, and $10.8 million at December 31, 2012. The carrying amount of the FHLB capital stock approximates its redemption value.

Note 8 - Derivatives and Hedging Activities

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

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of June 30, 2013:

(dollars in thousands)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Derivative Position
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	3.319%	2.376%	$889

As of December 31, 2012:

(dollars in thousands)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Derivative Position
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.338%	2.376%	$(36)

For the three and six months ended June 30, 2013, there have been no reclassifications of the interest-rate swap’s fair value from other comprehensive income to earnings. The Corporation held no derivatives during the three and six months ended June 30, 2012.

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

The following table provides information about options outstanding for the three months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, March 31, 2013	716,446	$20.61	$4.67
Granted	—	$—	$—
Forfeited	(650)	$19.65	$4.62
Expired	—	$—	$—
Exercised	(27,320)	$18.65	$4.14

Options outstanding, June 30, 2013	688,476	$20.69	$4.69

The following table provides information about options outstanding for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2012	784,226	$20.40	$4.62
Granted	—	$—	$—
Forfeited	(650)	$19.65	$4.62
Expired	—	$—	$—
Exercised	(95,100)	$18.30	$4.05

Options outstanding, June 30, 2013	688,476	$20.69	$4.69

The following table provides information about unvested options for the three months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, March 31, 2013	80,756	$19.89	$4.65
Granted	—	$—	$—
Vested	—	$—	$—
Forfeited	(650)	$19.65	$4.62

Unvested options, June 30, 2013	80,106	$19.89	$4.65

The following table provides information about unvested options for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, December 31, 2012	80,756	$19.89	$4.65
Granted	—	$—	$—
Vested	—	$—	$—
Forfeited	(650)	$19.65	$4.62

Unvested options, June 30, 2013	80,106	$19.89	$4.65

For the three and six months ended June 30, 2013, the Corporation recognized $44 thousand and $89 thousand, respectively, of expense related to stock options. As of June 30, 2013, the total not-yet-recognized compensation expense of unvested stock options was $121 thousand. This expense will be recognized over a weighted average period of 1.1 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three months ended June 30, 2013 and 2012 are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Proceeds from exercise of stock options	$510	$142	$1,740	$1,199
Related tax benefit recognized	28	4	144	80

Net proceeds of options exercised	$538	$146	$1,884	$1,279

Intrinsic value of options exercised	$113	$13	$447	$231

The following table provides information about options outstanding and exercisable at June 30, 2013:

(dollars in thousands)	Outstanding	Exercisable
Number of shares	688,476	608,370
Weighted average exercise price	$20.69	$20.80
Aggregate intrinsic value	$2,265	$1,934
Weighted average contractual term in years	3.4	3.2

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

For the three and six months ended June 30, 2013, the Corporation recognized $51 thousand and $129 thousand, respectively, of expense related to the Corporation’s RSAs. As of June 30, 2013, there was $453 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 1.6 years.

The following table details the unvested RSAs for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	56,631	$19.15	56,631	$19.15
Granted	—	—	—	—
Vested	(6,135)	20.38	(6,135)	20.38
Forfeited	(3,681)	20.38	(3,681)	20.38

Ending balance	46,815	$18.89	46,815	$18.89

The compensation expense for PSAs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three and six months ended June 30, 2013, the Corporation recorded a tax benefit of $4 thousand and $4 thousand related to the vesting of restricted stock awards.

For the three and six months ended June 30, 2013, the Corporation recognized $127 thousand and $251 thousand of expense related to the PSAs. As of June 30, 2013, there was $702 thousand of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 1.2 years.

The following table details the unvested PSAs for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	185,391	$19.22	185,766	$19.22
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(1,200)	19.19	(1,575)	19.54

Ending balance	184,191	$19.22	184,191	$19.22

Note 10 - Pension and Other Post-Retirement Benefit Plans

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

On April 1, 2008, the Corporation added SERP II, a non-qualified defined-benefit plan which was restricted to certain senior officers of the Corporation. Effective January 1, 2013, the Corporation has curtailed SERP II, as further increases to the defined-benefit amounts to over 20% of the participants have been frozen. As a result of the curtailment, the Corporation recorded a $690 thousand gain which represents the reversal of previous amounts that had been expensed in anticipation of future service of the curtailed participants. The benefit obligation related to the SERP I and SERP II plans as of March 31, 2013 decreased by $2.3 million from the balance at December 31, 2012 as a result of the curtailment.

On June 28, 2013, the Corporation adopted the Bryn Mawr Bank Corporation Executive Deferred Compensation Plan (“SERP III”), a non-qualified defined-contribution plan which was restricted to certain senior officers of the Corporation. SERP III was retroactively effective January 1, 2013. The intended purpose of SERP III is to provide deferred compensation to a select group of employees.

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$18	$67	$—	$—	$—	$—
Interest cost	39	61	371	394	7	9
Expected return on plan assets	—	—	(745)	(701)	—	—
Amortization of transition obligation	—	—	—	—	—	7
Amortization of prior service costs	4	21	—	—	—	—
Amortization of net (gain) loss	13	23	431	447	20	19
Gain on curtailment	(120)	—	—	—	—	—

Net periodic benefit cost	$(46)	$172	$57	$140	$27	$35

	Six Months Ended June 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$36	$134	$—	$—	$—	$—
Interest cost	79	122	743	788	14	18
Expected return on plan assets	—	—	(1,491)	(1,402)	—	—
Amortization of transition obligation	—	—	—	—	—	14
Amortization of prior service costs	7	42	—	—	—	—
Amortization of net (gain) loss	26	45	862	894	39	38
Gain on curtailment	(690)	—	—	—	—	—

Net periodic benefit cost	$(542)	$343	$114	$280	$53	$70

QDBP: No contributions to the QDBP were made for the three and six months ended June 30, 2013.

SERP I and SERP II: The Corporation contributed $36 thousand and $73 thousand during the three and six months ended June 30, 2013, respectively, and is expected to contribute an additional $73 thousand to the SERP I and SERP II plans for the remaining six months of 2013.

SERP III: The Corporation contributed $44 thousand during both the three and six months ended June 30, 2013 to SERP III and is expected to contribute an additional $ 44 thousand for the remaining six months of 2013.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

Note 11 - Segment Information

The Corporation aggregates certain of its operations and has identified two segments as follows: Banking and Wealth Management.

The following tables detail segment information for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$17,922	$1	$17,923	$15,902	$1	$15,903
Less: loan loss provision	1,000	—	1,000	1,003	—	1,003

Net interest income after loan loss provision	16,922	1	16,923	14,899	1	14,900

Other income:
Fees for wealth management services	—	9,094	9,094	—	7,211	7,211
Service charges on deposit accounts	596	—	596	609	—	609
Loan servicing and other fees	448	—	448	436	—	436
Net gain on sale of loans	1,492	—	1,492	1,304	—	1,304
Net gain on sale of available for sale securities	—	—	—	716	—	716
Net loss on sale of other real estate owned	(141)	—	(141)	—	—	—
BOLI income	85	—	85	105	—	105
Other operating income	1,322	47	1,369	977	23	1,000

Total other income	3,802	9,141	12,943	4,147	7,234	11,381

Other expenses:
Salaries & wages	6,040	3,046	9,086	5,390	2,685	8,075
Employee benefits	1,463	749	2,212	1,410	613	2,023
Occupancy & equipment	1,354	374	1,728	1,100	294	1,394
Amortization of intangible assets	80	580	660	73	487	560
Professional fees	614	50	664	513	59	572
Other operating expenses	5,130	1,044	6,174	4,733	771	5,504

Total other expenses	14,681	5,843	20,524	13,219	4,909	18,128

Segment profit	6,043	3,299	9,342	5,827	2,326	8,153
Intersegment (revenues) expenses*	(152)	152	—	(128)	128	—

Pre-tax segment profit after eliminations	$5,891	$3,451	$9,342	$5,699	$2,454	$8,153

% of segment pre-tax profit after eliminations	63.1%	36.9%	100.0%	69.9%	30.1%	100.0%

Segment assets (dollars in millions)	$1,967	$43	$2,010	$1,807	$46	$1,853

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$35,331	$1	$35,332	$31,886	$2	$31,888
Less: loan loss provision	1,804	—	1,804	2,003	—	2,003

Net interest income after loan loss provision	33,527	1	33,528	29,883	2	29,885

Other income:
Fees for wealth management services	—	17,443	17,443	—	13,440	13,440
Service charges on deposit accounts	1,180	—	1,180	1,189	—	1,189
Loan servicing and other fees	899	—	899	871	—	871
Net gain on sale of loans	3,010	—	3,010	2,474	—	2,474
Net gain on sale of available for sale securities	2	—	2	716	—	716
Net loss on sale of other real estate owned	(193)	—	(193)	(41)	—	(41)
BOLI income	198	—	198	223	—	223
Other operating income	2,104	90	2,194	2,070	26	2,096

Total other income	7,200	17,533	24,733	7,502	13,466	20,968

Other expenses:
Salaries & wages	11,911	5,985	17,896	10,495	5,085	15,580
Employee benefits	3,040	1,497	4,537	2,996	1,187	4,183
Occupancy & equipment	2,728	750	3,478	2,255	514	2,769
Amortization of intangible assets	160	1,161	1,321	147	922	1,069
Professional fees	1,123	116	1,239	1,135	93	1,228
Other operating expenses	10,268	2,020	12,288	8,629	1,464	10,093

Total other expenses	29,230	11,529	40,759	25,657	9,265	34,922

Segment profit	11,497	6,005	17,502	11,728	4,203	15,931
Intersegment (revenues) expenses*	(304)	304	—	(241)	241	—

Pre-tax segment profit after eliminations	$11,193	$6,309	$17,502	$11,487	$4,444	$15,931

% of segment pre-tax profit after eliminations	64.0%	36.0%	100.0%	72.1%	27.9%	100.0%

Segment assets (dollars in millions)	$1,967	$43	$2,010	$1,807	$46	$1,853

Other segment information:

Wealth Management Segment Information

	(dollars in millions)
	June 30, 2013	December 31, 2012
Assets under management, administration, supervision and brokerage	$6,854.8	$6,663.2

Note 12 - Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(dollars in thousands)	2013	2012
Balance, beginning of period	$4,593	$4,217
Additions	324	346
Amortization	(218)	(256)
Recovery	91	—
Impairment	—	(87)

Balance, end of period	$4,790	$4,220

Fair value	$5,621	$4,289

Loans serviced for others	$623,498	$575,533

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Balance, beginning of period	$4,491	$4,041
Additions	709	631
Amortization	(430)	(475)
Recovery	91	110
Impairment	(71)	(87)

Balance, end of period	$4,790	$4,220

Fair value	$5,621	$4,289

Loans serviced for others	$623,498	$575,533

As of June 30, 2013 and December 31, 2012, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012
Fair value amount of MSRs	$5,621	$4,638
Weighted average life (in years)	5.8	4.8
Prepayment speeds (constant prepayment rate)*	12.8	15.9
Impact on fair value:
10% adverse change	$(208)	$(230)
20% adverse change	$(408)	$(442)
Discount rate	10.50%	10.50%
Impact on fair value:
10% adverse change	$(213)	$(158)
20% adverse change	$(411)	$(306)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

Note 13 - Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008, First Keystone Financial, Inc. (“FKF”) in July, 2010, the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in May, 2011, DTC in May, 2012 and the FBD Transaction in November, 2012 are detailed below:

(dollars in thousands)	Balance December 31, 2012	Additions/ Adjustments	Amortization	Balance June 30, 2013	Amortization Period

Goodwill – Wealth segment	$20,466	$(54)	$—	$20,412	Indefinite
Goodwill – Banking segment	12,431	—	—	12,431	Indefinite

Total	$32,897	$(54)	$—	$32,843

Core deposit intangible	$1,654	$—	$(160)	$1,494	10 Years
Customer relationships	14,890	—	(648)	14,242	10 to 20 Years
Non compete agreements	4,244	—	(513)	3,731	5 to 5 1/2 Years
Trade name	1,210	—	—	1,210	Indefinite

Total	$21,998	$—	$(1,321)	$20,677

Grand total	$54,895	$(54)	$(1,321)	$53,520

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2012 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three months ended June 30, 2013, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 14 – Accumulated Other Comprehensive Loss

The following tables detail the components of accumulated other comprehensive (loss) income for the three and six month periods ended June 30, 2013 and 2012:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, March 31, 2013	$3,147	$95	$(11,807)	$(8,565)
Net change	(3,270)	482	248	(2,540)

Balance, June 30, 2013	$(123)	$577	$(11,559)	$(11,105)

Balance, March 31, 2012	$2,461	$—	$(12,885)	$(10,424)
Net change	274	—	272	546

Balance, June 30, 2012	$2,735	$—	$(12,613)	$(9,878)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$3,164	$(24)	$(13,218)	$(10,078)
Net change	(3,287)	601	1,659	(1,027)

Balance, June 30, 2013	$(123)	$577	$(11,559)	$(11,105)

Balance, December 31, 2011	$1,791	$—	$(13,157)	$(11,366)
Net change	944	—	544	1,488

Balance, June 30, 2012	$2,735	$—	$(12,613)	$(9,878)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss for the three and six month periods ended June 30, 2013 and 2012:

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Three Months Ended June 30,
	2013	2012
Net unrealized gain on investment securities available for sale:

Realization of gain on sale of investment securities available for sale	$—	$(716)	Net gain on sale of available for sale investment securities
	—	(251)	Less: income tax expense

	$—	$(465)	Net of income tax

Unfunded pension liability:

Amortization of net loss included in net periodic pension costs*	$464	$489	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	4	21	Employee benefits
Amortization of transition obligation included in net periodic pension costs*	—	7	Employee benefits
Gain on curtailment of SERP II	(120)	—	Net gain on curtailment of nonqualified pension plan

	348	517	Total expense before income tax benefit
	122	181	Less: income tax benefit

	$226	$336	Net of income tax

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Six Months Ended June 30,
	2013	2012
Net unrealized gain on investment securities available for sale:

Realization of gain on sale of investment securities available for sale	$(2)	$(716)	Net gain on sale of available for sale investment securities
	(1)	(251)	Less: income tax expense

	$(1)	$(465)	Net of income tax

Unfunded pension liability:

Amortization of net loss included in net periodic pension costs*	$927	$977	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	7	42	Employee benefits
Amortization of transition obligation included in net periodic pension costs*	—	14	Employee benefits
Gain on curtailment of SERP II	(690)	—	Net gain on curtailment of nonqualified pension plan

	244	1,033	Total expense before income tax benefit
	85	362	Less: income tax benefit

	$159	$671	Net of income tax

*	Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 - Pension and Other Post-Retirement Benefit Plans

Note 15 - Shareholders’ Equity

Dividend

During the second quarter of 2013, the Corporation declared and paid a regular quarterly dividend of $0.17 per share. This payment totaled $2.3 million, based on outstanding shares at May 7, 2013 of 13,510,917. On July 25, 2013, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.17 per share payable September 1, 2013 to shareholders of record as of August 6, 2013.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the six months ended June 30, 2013, the Corporation issued 4,765 shares and raised $107 thousand through the Plan.

Options

In addition to shares issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the six months ended June 30, 2013, 95,100 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $1.7 million.

Note 16 - Accounting for Uncertainty in Income Taxes

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the three month periods ended June 30, 2013 or 2012. There were no reserves for uncertain income tax positions recorded during the three month periods ended June 30, 2013 or 2012.

Note 17 - Fair Value Measurement

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at June 30, 2013 and December 31, 2012 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring and non-recurring basis as of June 30, 2013:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities available for sale:
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agencies	81.2	—	81.2	—
Obligations of state & political subdivisions	39.0	—	39.0	—
Mortgage-backed securities	132.7	—	132.7	—
Collateralized mortgage obligations	51.9	—	51.9	—
Mutual funds	13.5	13.5	—	—
Other investments	4.5	—	4.5	—

Total investment securities available for sale	322.9	13.6	309.3	—
Trading securities	2.2	—	2.2	—

Total assets measured on a recurring basis at fair value	$325.1	$13.6	$311.5	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Impaired loans and leases	$17.2	$—	$—	$17.2
Other real estate owned (“OREO”)	1.4	—	—	1.4

Total assets measured on a non-recurring basis at fair value	$18.6	$—	$—	$18.6

Fair value of assets measured on a recurring and non-recurring basis as of December 31, 2012:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities available for sale:
Obligations of the U.S. government agencies	$73.9	$—	$73.9	$—
Obligations of state & political subdivisions	30.4	—	30.4	—
Mortgage-backed securities	131.8	—	131.8	—
Collateralized mortgage obligations	62.7	—	62.7	—
Mutual funds	13.6	13.6	—	—
Other investments	4.2	—	4.2	—

Total investment securities available for sale	316.6	13.6	303.0	—
Trading securities	1.4	—	1.4	—

Total assets measured on a recurring basis at fair value	$318.0	$13.6	$304.4	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$0.9	$—	$—	$0.9
Impaired loans and leases	19.7	—	—	19.7
OREO	0.9	—	—	0.9

Total assets measured on a non-recurring basis at fair value	$21.5	$—	$—	$21.5

During the three and six months ended June 30, 2013 a net increase of $78 thousand and a net decrease of $68 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the six months ended June 30, 2013.

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

Long-term FHLB Advances and Other Borrowings

The fair value of long-term FHLB advances (with original maturities of greater than one year) and other borrowings, which include an $8.2 million term loan from a correspondent bank, is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

(dollars in thousands)	Fair Value Hierarchy Level*	As of June 30, 2013		As of December 31 2012
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$110,111	$110,111	$175,686	$175,686
Investment securities, available for sale	See Note 17	322,960	322,960	316,614	316,614
Investment securities, trading	Level 2	2,180	2,180	1,447	1,447
Loans held for sale	Level 2	2,207	2,207	3,412	3,482
Net portfolio loans and leases	Level 3	1,416,475	1,415,730	1,384,031	1,412,619
Mortgage servicing rights	Level 3	4,790	5,621	4,491	4,638
Other assets	Level 3	23,350	23,350	21,735	21,735

Total financial assets		$1,882,073	$1,882,159	$1,907,416	$1,936,221

Financial liabilities:
Deposits	Level 2	$1,549,715	$1,549,812	$1,634,682	$1,635,374
Short-term borrowings	Level 2	71,768	71,768	9,403	9,403
Long-term FHLB advances and other borrowings	Level 2	152,642	150,279	161,315	164,273
Other liabilities	Level 2	22,928	22,929	26,921	26,921

Total financial liabilities		$1,797,053	$1,794,788	$1,832,321	$1,835,971

*	see Note 17 for a description of fair value hierarchy levels

Note 19 - New Accounting Pronouncements

FASB ASU No. 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued (ASU 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) which requires entities to disclose, for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012; early adoption is allowed. The Corporation has adopted ASU 2013-02 with no impact on its financial condition and results of operations.

Note 20 – Subsequent Events

On August 8, 2013, the Corporation and MidCoast Community Bancorp, Inc. (“MidCoast”) entered into a Mutual Termination Agreement to terminate that certain Agreement and Plan of Merger, dated as of March 27, 2013, between the Company and MidCoast. Each party has agreed to bear its own costs and expenses in connection with the terminated transaction, without penalties.

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

Acquisition of the Davidson Trust Company

On May 15, 2012, the Corporation acquired the Davidson Trust Company (“DTC”) for $10.5 million, including $7.35 million cash paid at closing and $3.15 million of contingent cash payments that were to be paid November 14, 2012, May 14, 2013 and November 14, 2013, subject to certain post-closing contingencies relating to the assets under management. None of the three contingent cash payments was to exceed $1.05 million. Two of the three contingent payments were made on November 14, 2012 and May 14, 2013, each in the amount of $1.05 million.

Termination of MidCoast Community Bancorp, Inc. Merger Agreement

On August 8, 2013, the Corporation and MidCoast Community Bancorp, Inc. (“MidCoast”) entered into a Mutual Termination Agreement to terminate that certain Agreement and Plan of Merger, dated as of March 27, 2013, between the Company and MidCoast. Each party has agreed to bear its own costs and expenses in connection with the terminated transaction, without penalties.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2013, as compared to the same periods in 2012, and the changes in its financial condition as of June 30, 2013 as compared to December 31, 2012. More detailed information related to these highlights can be found in the sections that follow.

Impact of Recent Acquisitions

In general, the results of operations for the three and six months ended June 30, 2013, as compared to the same periods in 2012 were impacted by the November 2012 FBD Transaction and the May 2012 acquisition of DTC.

Three Month Results

•

Net income for the three months ended June 30, 2013 was $6.3 million, an increase of $907 thousand as compared to net income of $5.3 million for the same period in 2012. Diluted earnings per share of $0.46 for the three months ended June 30, 2013 was $0.06 increase from the same period in 2012.

•

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended June 30, 2013 were 11.90% and 1.28%, as compared to ROE and ROA of 11.24% and 1.18%, respectively, for the same period in 2012.

•	Tax-equivalent net interest income increased $2.0 million, or 12.8%, to $18.0 million for the three months ended June 30, 2013, as compared to $16.0 million for the same period in 2012.

•	The provision for loan and lease losses (the “Provision”) for the three months ended June 30, 2013 was $1.0 million, which was unchanged from the same period in 2012.

•	Non-interest income of $12.9 million for the three months ended June 30, 2013 increased $1.6 million, or 13.7%, as compared to $11.4 million for the same period in 2012.

•

Included in non-interest income, fees for Wealth Management services of $9.1 million for the three months ended June 30, 2013 increased $1.9 million, or 26.1%, as compared to $7.2 million for the same period in 2012.

•	Non-interest expense of $20.5 million for the three months ended June 30, 2013 increased $2.4 million, or 13.2%, as compared to $18.1 million for the same period in 2012.

Six Month Results

•

Net income for the six months ended June 30, 2013 was $11.6 million, an increase of $1.2 million as compared to net income of $10.4 million for the same period in 2012. Diluted earnings per share of $0.86 for the six months ended June 30, 2013 was a $0.07 increase from the same period in 2012.

•	ROE and ROA for the six months ended June 30, 2013 were 11.25% and 1.18%, as compared to ROE and ROA of 11.11% and 1.17%, respectively, for the same period in 2012.

•	Tax-equivalent net interest income increased $3.5 million, or 10.9%, to $35.5 million for the six months ended June 30, 2013, as compared to $32.0 million for the same period in 2012.

•	The Provision for the six months ended June 30, 2013 was $1.8 million, a decrease of $199 thousand from the same period in 2012.

•	Non-interest income of $24.7 million for the six months ended June 30, 2013 increased $3.8 million, or 18.0%, as compared to $21.0 million for the same period in 2012.

•

Included in non-interest income, fees for Wealth Management services of $17.4 million for the six months ended June 30, 2013 increased $4.0 million, or 29.8%, as compared to $13.4 million for the same period in 2012.

•	Non-interest expense of $40.8 million for the six months ended June 30, 2013 increased $5.8 million, or 16.7%, as compared to $34.9 million for the same period in 2012.

Changes in Financial Condition

•	Total assets of $2.01 billion as of June 30, 2013 decreased $26.4 million from $2.04 billion as of December 31, 2012.

•	Shareholders’ equity of $212.5 million as of June 30, 2013 increased $8.9 million from $203.6 million as of December 31, 2012.

•	Total portfolio loans and leases as of June 30, 2013 were $1.43 billion, an increase of $32.5 million from the December 31, 2012 balance.

•

Total non-performing loans and leases of $10.5 million represented 0.73% of portfolio loans and leases as of June 30, 2013 as compared to $14.8 million, or 1.06% of portfolio loans and leases as of December 31, 2012.

•	The $14.4 million Allowance, as of June 30, 2013, represented 1.01% of portfolio loans and leases, as compared to $14.4 million, or 1.03% of portfolio loans as of December 31, 2012.

•	Total deposits of $1.55 billion as of June 30, 2013 decreased $85.0 million, or 5.2%, from $1.63 billion as of December 31, 2012.

•	Wealth Management assets under management, administration, supervision and brokerage as of June 30, 2013 were $6.85 billion, an increase of $191.6 million from December 31, 2012.

Key Performance Indicators

Key financial performance indicators for the three and six months ended June 30, 2013 and 2012 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Annualized return on average equity	11.90%	11.24%	11.25%	11.11%
Annualized return on average assets	1.28%	1.18%	1.18%	1.17%
Efficiency ratio*	66.49%	66.44%	67.86%	66.07%
Efficiency ratio*, excluding due diligence and merger-related expenses	64.26%	63.09%	65.52%	63.95%
Tax-equivalent net interest margin	3.98%	3.84%	3.91%	3.88%
Diluted earnings per share	$0.46	$0.40	$0.86	$0.79
Dividend per share	$0.17	$0.16	$0.34	$0.32

*	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

The following table presents certain key period-end balances and ratios as of June 30, 2013 and December 31, 2012:

(dollars in millions, except per share amounts)	June 30, 2013	December 31, 2012
Book value per share	$15.71	$15.17
Tangible book value per share	$11.75	$11.08
Allowance as a percentage of loans and leases	1.01%	1.03%
Tier I capital to risk weighted assets	11.47%	11.02%
Tangible common equity ratio	8.21%	7.60%
Loan to deposit ratio	92.5%	85.8%
Wealth assets under management, administration, supervision and brokerage	$6,854.8	$6,663.2
Portfolio loans and leases	$1,430.9	$1,398.5
Total assets	$2,009.5	$2,035.9
Shareholders’ equity	$212.5	$203.6

The following sections discuss, in detail, the Corporation’s results of operations for the three months ended June 30, 2013, as compared to the same period in 2012, and the changes in its financial condition as of June 30, 2013 as compared to December 31, 2012.

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

NET INTEREST INCOME

Tax-Equivalent Net Interest Income

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and six month periods ended June 30, 2013 and 2012, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rate paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income of $18.0 million for the three months ended June 30, 2013 increased $2.0 million, as compared to the same period in 2012. The increase in net interest income between the periods was related to an 10.5% increase in average loans and leases. This increase was primarily related to the acquisition of loans from FBD, which totaled $76.6 million at the time of the transaction. In addition, the Corporation’s strategic decisions to prepay $22.5 million of subordinated debt during the third and fourth quarters of 2012 and $20.0 million of Federal Home Loan Bank (“FHLB”) borrowings in January 2013, along with the 16 basis point decline in rate paid on deposits, contributed significantly to the $941 thousand decrease in interest expense for the three months ended June 30, 2013, as compared to the same period in 2012.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods indicated, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended June 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$59,981	$41	0.27%	$57,734	$30	0.21%
Investment securities - available for sale:
Taxable	287,287	846	1.18%	307,371	1,067	1.40%
Non-taxable(3)	38,442	146	1.52%	14,049	66	1.89%

Total investment securities - available for sale	325,729	922	1.22%	321,420	1,133	1.42%
Investment securities - trading	2,168	13	2.41%	1,546	12	3.12%
Loans and leases(1)(2)(3)	1,428,069	18,277	5.13%	1,294,019	17,094	5.31%

Total interest-earning assets	1,815,947	19,323	4.27%	1,674,719	18,269	4.39%
Cash and due from banks	12,876			12,259
Allowance for loan and lease losses	(14,625)			(13,383)
Other assets	151,933			142,946

Total assets	$1,966,131			$1,816,541

Liabilities:
Savings, NOW, and market rate accounts	$969,654	445	0.18%	$805,953	586	0.29%
Wholesale non-maturity deposits	31,124	25	0.32%	47,463	43	0.36%
Wholesale time deposits	11,610	19	0.66%	22,280	24	0.43%
Time deposits	164,247	205	0.50%	203,344	412	0.81%

Total interest-bearing deposits	1,176,635	694	0.24%	1,079,040	1,065	0.40%
Subordinated debentures	—	—	—%	22,500	291	5.20%
Short-term borrowings	13,358	4	0.12%	13,149	5	0.15%
Long-term FHLB advances and other borrowings	150,468	596	1.59%	163,908	924	2.27%

Total borrowings	163,826	600	1.47%	199,557	1,220	2.46%

Total interest-bearing liabilities	1,340,461	1,294	0.39%	1,278,597	2,285	0.72%
Non-interest-bearing deposits	391,387			323,539
Other liabilities	23,617			23,158

Total non-interest-bearing liabilities	415,004			346,697

Total liabilities	1,755,465			1,625,294
Shareholders’ equity	210,666			191,247

Total liabilities and shareholders’ equity	$1,966,131			$1,816,541

Net interest spread			3.88%			3.67%
Effect of non-interest-bearing liabilities			0.10%			0.17%

Tax equivalent net interest income and margin on earning assets(3)		$18,029	3.98%		$15,984	3.84%

Tax-equivalent adjustment(3)		$106	0.02%		$81	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

	For the Six Months Ended June 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$88,518	$110	0.25%	$48,144	$52	0.22%
Investment securities - available for sale:
Taxable	288,187	1,735	1.21%	300,982	2,207	1.47%
Non-taxable(3)	36,308	269	1.49%	11,835	116	1.97%

Total investment securities - available for sale	324,495	2,004	1.24%	312,817	2,323	1.49%
Investment securities - trading	1,933	15	1.56%	1,492	16	2.16%
Loans and leases(1)(2)(3)	1,415,944	36,147	5.15%	1,296,786	34,330	5.32%

Total interest-earning assets	1,830,890	38,276	4.22%	1,659,239	36,721	4.45%
Cash and due from banks	13,080			11,899
Allowance for loan and lease losses	(14,659)			(13,236)
Other assets	150,953			142,193

Total assets	$1,980,264			$1,800,095

Liabilities:
Savings, NOW, and market rate accounts	$972,544	924	0.19%	$786,597	1,145	0.29%
Wholesale non-maturity deposits	34,882	60	0.35%	56,290	96	0.34%
Wholesale time deposits	11,553	38	0.66%	22,317	48	0.43%
Time deposits	177,518	447	0.51%	207,158	901	0.87%

Total interest-bearing deposits	1,196,497	1,469	0.25%	1,072,362	2,190	0.41%
Subordinated debentures	—	—	—%	22,500	582	5.20%
Short-term borrowings	12,672	8	0.13%	13,229	10	0.15%
Long-term FHLB advances and other borrowings	149,573	1,263	1.70%	164,943	1,890	2.30%

Total borrowings	162,245	1,271	1.58%	200,672	2,482	2.49%

Total interest-bearing liabilities	1,358,742	2,740	0.41%	1,273,034	4,672	0.74%
Non-interest-bearing deposits	389,146			314,504
Other liabilities	24,878			24,208

Total non-interest-bearing liabilities	414,024			338,712

Total liabilities	1,772,766			1,611,746
Shareholders’ equity	207,498			188,349

Total liabilities and shareholders’ equity	$1,980,264			$1,800,095

Net interest spread			3.81%			3.71%
Effect of non-interest-bearing liabilities			0.10%			0.17%

Tax equivalent net interest income and margin on earning assets(3)		$35,536	3.91%		$32,049	3.88%

Tax-equivalent adjustment(3)		$204	0.02%		$161	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax equivalent basis*)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the six months ended June 30, 2013 as compared to the same period in 2012, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2013 Compared to 2012
	Three Months Ended June 30,			Six Months Ended June 30,
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$1	$10	$11	$44	$14	$58
Investment securities	52	(192)	(140)	84	(404)	(320)
Loans and leases	1,801	(618)	1,183	2,177	(360)	1,817

Total interest income	$1,854	$(800)	$1,054	$2,305	$(750)	$1,555

Interest expense:
Savings, NOW and market rate accounts	$119	$(260)	$(141)	$92	$(313)	$(221)
Wholesale non-maturity deposits	(15)	(3)	(18)	(36)	—	(36)
Time deposits	(79)	(128)	(207)	(131)	(323)	(454)
Wholesale time deposits	(12)	7	(5)	(15)	5	(10)
Borrowed funds**	(234)	(386)	(620)	(500)	(711)	(1,211)

Total interest expense	(221)	(770)	(991)	(590)	(1,342)	(1,932)

Interest differential	$2,075	$(30)	$2,045	$2,895	$592	$3,487

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include subordinated debentures, short-term borrowings, long-term FHLB advances and other borrowings.

Tax-Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin increased 14 basis points to 3.98% for the three months ended June 30, 2013, from 3.84% for the same period in 2012. Average interest-earning assets increased $141.2 million, while average interest-bearing liabilities increased by $61.9 million. Largely accounting for the increase in average interest-earning assets was a $134.1 million increase in average loans and leases, approximately half of which was loans acquired from FBD in November 2012.

The increase in average interest-bearing liabilities between the periods was partially the result of a $97.6 million increase in interest-bearing deposits whose average rate of interest fell from 40 basis points for the three months ended June 30, 2012 to 24 basis points for the same period in 2013. This decline in rate paid was the result of the Corporation’s continuing strategy of allowing higher-rate certificates of deposit to run off and be replaced with lower-costing market-rate, NOW and savings accounts.

The increase in interest-bearing deposits was partially offset by decreases of $22.5 million and $13.4 million in average balances of subordinated debt and long-term FHLB advances, respectively. During the last six months of 2012, the Corporation elected to prepay $22.5 million of subordinated debt in addition to prepaying $20.0 million of long-term FHLB advances during the first quarter of 2013. The premiums and costs related to the prepayments totaled $873 thousand, which was reflected in the corresponding periods.

For the six months ended June 30, 2013, the Corporation’s tax-equivalent net interest margin increased 3 basis points to 3.91% from 3.88% for the same period in 2012. Average interest-earning assets increased $171.7 million, while average interest-bearing liabilities increased by $85.7 million. The increase in interest-earning assets between the periods consisted primarily of a $119.2 million increase in average loans and leases and a $40.4 million increase in average interest-earning deposits with other banks. Due to the low yield earned on interest-bearing deposits with other banks and the 17 basis point decline in yield earned on the loans and leases, the tax-equivalent yield earned on interest-bearing assets declined by 23 basis points between periods.

The decline in yield earned on interest-bearing assets was substantially offset by a 33 basis point decrease in rate paid on interest-bearing liabilities. The prepayment of subordinated debt and long-term FHLB advances, as well as the 16 basis point drop in rate paid on interest-bearing deposits contributed to this overall reduction.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Tax-Equivalent Net Interest Margin
2nd Quarter 2013	4.27%	0.39%	3.88%	0.10%	3.98%
1st Quarter 2013	4.16%	0.43%	3.73%	0.12%	3.85%
4th Quarter 2012	4.27%	0.54%	3.73%	0.13%	3.86%
3rd Quarter 2012	4.28%	0.66%	3.62%	0.16%	3.78%
2nd Quarter 2012	4.39%	0.72%	3.67%	0.17%	3.84%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over Next Twelve Months as of June 30, 2013
(dollars in thousands)	Amount	Percentage
Change in Interest Rates:
+300 basis points	$5,589	7.63%
+200 basis points	$3,112	4.25%
+100 basis points	$983	1.34%
-100 basis points	$(1,278)	(1.75)%

The interest rate simulation above suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2013, suggesting that an increase in interest rates will have a positive impact on net interest income over the next 12 months, while a decrease in interest rates will negatively impact net interest income. In this simulation, net interest income will increase if rates increase 100, 200 or 300 basis points. However, the 100-basis point-increase scenario indicates a less significant increase in net interest income over the next 12 months, than the other scenarios, as the Corporation has interest rate floors on many of its portfolio loans, and as such, those loans would not experience the full 100 basis point increase. In addition, the Corporation’s internal prime loan rate is set, as of June 30, 2013, at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%. The 100-basis point decrease scenario shows a $1.3 million, or 1.75%, decrease in net interest income over the next twelve months as some of the Corporation’s liabilities bear rates of interest below 1.00% and therefore would not be able to absorb the entire decrease. The four scenarios above are directionally consistent with the March 31, 2013 simulations.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of June 30, 2013:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$95.5	$—	$—	$—	$—	$95.5
Money market funds	0.4	—	—	—	—	0.4
Investment securities – available for sale	49.3	46.1	162.8	64.7	—	322.9
Investment securities – trading	2.2	—	—	—	—	2.2
Loans and leases(1)	414.3	167.4	607.8	243.6	—	1,433.1
Allowance for loan and lease losses	—	—	—	—	(14.4)	(14.4)
Cash and due from banks	—	—	—	—	14.2	14.2
Other assets	—	—	—	—	155.6	155.6

Total assets	$561.7	$213.5	$770.6	$308.3	$155.4	$2,009.5

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$25.9	$77.7	$109.1	$183.0	$—	$395.7
Savings, NOW and market rate	67.8	203.5	466.0	213.1	—	950.4
Time deposits	57.2	67.3	36.4	0.2	—	161.1
Wholesale non-maturity deposits	30.3	—	—	—	—	30.3
Wholesale time deposits	6.3	5.8	—	—	—	12.1
Short-term borrowings	71.8	—	—	—	—	71.8
Long-term FHLB advances and other borrowings	23.6	1.2	107.3	20.6	—	152.7
Other liabilities	—	—	—	—	22.9	22.9
Shareholders’ equity	7.6	22.8	121.4	60.7	—	212.5

Total liabilities and shareholders’ equity	$290.5	$378.3	$840.2	$477.6	$22.9	$2,009.5

Interest-earning assets	$561.7	$213.5	$770.6	$308.3	$—	$1,854.1
Interest-bearing liabilities	257.0	277.8	609.7	233.9	—	1,378.4

Difference between interest-earning assets and interest-bearing liabilities	$304.7	$(64.3)	$160.9	$74.4	$—	$475.7

Cumulative difference between interest earning assets and interest-bearing liabilities	$304.7	$204.4	$401.3	$475.7	$—	$475.7

Cumulative earning assets as a % of cumulative interest bearing liabilities	219%	145%	135%	135%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset-sensitive in the immediate to 90-day time frame and may experience an increase in net interest income during that time period if rates rise. It should be noted that the gap analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. Conversely, if rates decline, net interest income may decline. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at March 31, 2012.

PROVISION FOR LOAN AND LEASE LOSSES

For a general discussion of the allowance for loan and lease losses, and our policies related thereto, refer to page 39 of the Corporation’s 2012 Annual Report on Form 10-K.

Asset Quality and Analysis of Credit Risk

As of June 30, 2013, total non-performing loans and leases decreased by $4.3 million, to $10.5 million, representing 0.73% of portfolio loans and leases, as compared to $14.8 million, or 1.06% of portfolio loans and leases as of December 31, 2012. The decrease in the nonperforming loans and leases from December 31, 2012 to June 30, 2013 was primarily related to a $2.4 million decrease in nonperforming construction loans, a $1.4 million decrease in nonperforming home equity lines and loans and a $522 thousand decrease in nonperforming commercial and industrial loans. The decrease in the nonperforming construction loans was the result of $720 thousand of charge-offs and $1.3 million of payoffs. Nonperforming home equity lines and loans declined as a result of charge-offs of $352 thousand, the addition to OREO through foreclosure of two properties totaling $495 thousand. Nonperforming commercial and industrial loans were also reduced as a result of charge-offs of $718 thousand. In addition, two commercial and industrial loans, totaling $153 thousand, became nonperforming during the six months ended June 30, 2013.

The Provision for the three months ended June 30, 2013 was $1.0 million, unchanged from the level of Provision recorded for the same period in 2012. Net charge-offs for the second quarter of 2013 were $1.0 million as compared to $903 thousand for the same period in 2012. However, a significant portion of the charge-offs recorded during the second quarter of 2013 were related to loans to which the Corporation had previously allocated a specific reserve. As a result, their charge-off did not require additional provision to be recorded.

As of June 30, 2013, the Allowance of $14.4 million represented 1.01% of portfolio loans and leases, decreasing two basis points from the 1.03% of portfolio loans and leases as of December 31, 2012.

As of June 30, 2013, the Corporation had OREO valued at $1.2 million, as compared to $906 thousand as of December 31, 2012. The balance as of June 30, 2013 was comprised of two residential properties, a parcel of undeveloped land and one commercial property. All properties are recorded at the lower of cost or fair value less cost to sell. As disclosed on the Corporation’s Quarterly Report on Form 10Q for the three months ended March 31, 2013, one of the commercial properties sold during the first quarter of 2013 was determined to have possible environmental contamination. As a contingency to its sale, the Corporation has assumed responsibility for any potential remediation costs related to the property. As of June 30, 2013, the required remediation is substantially completed with a total estimated cost of $113 thousand.

As of June 30, 2013, the Corporation had $11.0 million of TDRs, of which $8.2 million were in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2012, the Corporation had $11.1 million of TDRs, of which $8.0 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of June 30, 2013, the Corporation had $18.3 million of impaired loans and leases which included $11.0 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2012 totaled $22.0 million, which included $11.1 million of TDRs. Refer to Note 5H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	June 30, 2013	December 31, 2012
Non-Performing Assets:
Non-accrual loans and leases	$10,489	$14,040
Loans and leases 90 days or more past due - still accruing	—	728

Total non-performing loans and leases	10,489	14,768
Other real estate owned	1,205	906

Total non-performing assets	$11,694	$15,674

Troubled Debt Restructures (“TDRs”):
TDRs included in non-performing loans	$2,869	$3,106
TDRs in compliance with modified terms	8,157	8,008

Total TDRs	$11,026	$11,114

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	137.7%	97.7%
Non-performing loans and leases to total portfolio loans and leases	0.73%	1.06%
Allowance for loan and lease losses to total portfolio loans and leases	1.01%	1.03%
Non-performing assets to total assets	0.58%	0.77%
Total portfolio loans and leases	$1,430,919	$1,295,392
Allowance for loan and lease losses	$14,444	$14,425

NON-INTEREST INCOME

Three Months Ended June 30, 2013 Compared to the Same Period in 2012

Non-interest income for the three months ended June 30, 2013 was $12.9 million, an increase of $1.6 million from the same period in 2012. Revenue from wealth management services for the three months ended June 30, 2013 was $9.1 million, a $1.9 million increase, or 26.1%, from the $7.2 million generated in the same period in 2012. A significant portion of the increase resulted from the May 2012 DTC acquisition which initially added approximately $1.0 billion of assets under management, administration, supervision and brokerage, as well as organic growth related to strategic initiatives within the division, and market appreciation.

In addition to the increase in revenue for wealth management services, non-interest income was also impacted by a $369 thousand increase on the other operating income between the periods. Partially offsetting these increases was a $716 thousand decrease in gain on sale of securities available for sale. During the three months ended June 30, 2013, there were no sales of available for sale investments.

Six Months Ended June 30, 2013 Compared to the Same Period in 2012

Non-interest income for the six months ended June 30, 2013 was $24.7 million, an increase of $3.8 million from the same period in 2012. Revenue from wealth management services for the six months ended June 30, 2013 was $17.4 million, a $4.0 million increase, or 29.8%, from the $13.4 million generated in the same period in 2012. The increase primarily resulted from the May 2012 DTC acquisition which initially added approximately $1.0 billion of assets under management, administration, supervision and brokerage, as well as organic growth related to strategic initiatives within the division, and market appreciation

In addition to the increase in revenue for wealth management services, non-interest income was also impacted by a $536 thousand increase on the gain on sale of residential mortgage loans between the periods. The volume of residential mortgage loans sold for the six months ended June 30, 2013 increased $19.8 million, or 25.3%, as compared to the same period in 2012.

The following table presents supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Residential loans held in portfolio	$289.0	$304.2	$289.0	$304.2
Mortgage originations	55.1	51.4	120.2	106.8
Mortgage loans sold:
Servicing retained	46.2	42.0	97.6	74.8
Servicing released	0.3	2.2	0.5	3.5

Total mortgage loans sold	46.5	44.2	98.1	78.3

Percent servicing-retained	99.3%	94.9%	99.5%	95.5%
Percent servicing-released	0.7%	5.1%	0.5%	4.5%
Loans serviced for others	623.5	575.5	623.5	575.5
Mortgage servicing rights (“MSRs”)	4.8	4.2	4.8	4.2
Net gain on sale of loans	1.5	1.3	3.0	2.5
Loan servicing and other fees	0.4	0.4	0.9	0.9
Amortization of MSRs	0.2	0.3	0.4	0.5
Net (recovery) impairment of MSRs	(0.1)	0.1	0.0	0.0
Yield on loans sold (includes MSR income)	3.20%	2.95%	3.07%	3.16%

The following table provides details of other operating income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Merchant interchange fees	$205	$162	$395	$316
Commissions and fees	165	132	203	256
Safe deposit box rentals	97	98	194	199
Insurance commissions	147	132	267	208
Other investment income	164	149	181	172
Title insurance income	44	27	194	133
Rental income	50	41	104	55
Miscellaneous other income	497	259	656	757

Other operating income	$1,369	$1,000	$2,194	$2,096

NON-INTEREST EXPENSE

Three Months Ended June 30, 2013 Compared to the Same Period in 2012

Non-interest expense for the three months ended June 30, 2013 increased $2.4 million, to $20.5 million, as compared to $18.1 million for the same period in 2012. Contributing to this increase were a $1.2 million increase in salaries and benefits, a $615 thousand increase in occupancy and equipment costs, and an $889 thousand increase in other operating expenses between the periods. Salaries and benefits increased primarily as a result of the DTC acquisition and the addition of the branch and lending staff from FBD, additional staffing at the newly-opened full-service branch in Bala Cynwyd, Pennsylvania, and annual salary increases. The increased occupancy costs were related to the additions of DTC and FBD, in addition to the new Bala Cynwyd branch which opened at the end of 2012. Partially offsetting these cost increases was a net recovery related to mortgage servicing rights of $91 thousand as compared to an $87 thousand impairment recorded during the same period in 2012. In addition, due diligence and merger-related costs declined by $226 thousand between the periods.

The $889 thousand increase in other operating expenses for the three months ended June 30, 2013, as compared to the same period in 2012 included increases in outsourced services, which included internal audit and IT support, as well as increases in computer processing and telecommunications expense as detailed in the table below. The outsourced services, computer processing and telecommunications are expected to continue, as the Corporation is undertaking several technology infrastructure upgrades.

Six Months Ended June 30, 2013 Compared to the Same Period in 2012

Non-interest expense for the six months ended June 30, 2013 increased $5.8 million, to $40.8 million, as compared to $34.9 million for the same period in 2012. Contributing to this increase were increases of $2.7 million in salaries and benefits and $917 thousand in occupancy and equipment expense between the periods, largely related to our recent acquisitions and new branch location. In addition, other operating expenses increased by $1.9 million between the periods partially related to increases in outsourced services, which included internal audit and IT support, as well as increases in computer processing and telecommunications expense.

Partially offsetting these increases was $690 thousand gain recognized on the curtailment of a nonqualified defined-benefit pension plan which was curtailed, effective March 31, 2013.

The following table provides details of other operating expenses for the three and six months ended June 30, 2013 and 2012:

Components of other operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Information technology	$732	$466	$1,513	$903
Loan processing	281	480	602	742
Other taxes	383	318	567	641
Temporary help and recruiting	317	217	817	374
Telephone and data lines	364	160	783	315
Travel and entertainment	162	155	286	259
Stationary and supplies	119	134	271	271
Postage	103	108	261	213
Director fees	147	111	258	218
Investment portfolio maintenance	95	63	191	144
Dues and subscriptions	90	78	178	148
Insurance	177	65	369	142
Deferred compensation expense	69	(117)	234	136
Outsourced services	102	138	213	217
Miscellaneous other expense	462	338	911	831

Other operating expense	$3,603	$2,714	$7,454	$5,554

INCOME TAXES

Income tax expense for the three months ended June 30, 2013 was $3.1 million as compared to $2.8 million for the same period in 2012. The effective tax rate for the three months ended June 30, 2013 was 33.1% as compared to 34.4% for the same period in 2012. Income tax expense for the six months ended June 30, 2013 was $5.9 million as compared to $5.5 million for the same period in 2012. The effective tax rate for the six months ended June 30, 2013 was 33.9%, as compared to 34.6% for the same period in 2012. The 70 basis point reduction in effective rate between the periods was the result of a $152 thousand tax credit recorded in connection with a change-in-method election related to the Corporation’s deferred compensation plans.

BALANCE SHEET ANALYSIS

Total assets as of June 30, 2013 of $2.00 billion declined slightly from $2.04 billion as of December 31, 2012. Available for sale investments increased $6.3 million, or 2.0%, interest bearing deposits with banks decreased $63.6 million, or 39.9%, total deposits decreased $85.0 million, or 5.2%, short-term borrowings increased $62.4 million, or 663.3% and long-term FHLB advances and other borrowings decreased $8.7 million, or 5.4% between the two dates.

Loans and Leases

The table below compares the portfolio loans and leases outstanding at June 30, 2013 to December 31, 2012:

	June 30, 2013		December 31, 2012		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$587,261	41.0%	$546,358	39.1%	$40,903	7.5%
Home equity lines & loans	183,006	12.8%	194,861	13.9%	(11,855)	(6.1)%
Residential mortgage	280,687	19.6%	288,212	20.6%	(7,525)	(2.6)%
Construction	28,718	2.0%	26,908	1.9%	1,810	6.7%
Commercial and industrial	296,073	20.7%	291,620	20.9%	4,453	1.5%
Consumer	18,404	1.3%	17,666	1.3%	738	4.2%
Leases	36,770	2.6%	32,831	2.3%	3,939	12.0%

Total portfolio loans and leases	1,430,919	100.0%	1,398,456	100.0%	32,463	2.3%
Loans held for sale	2,207		3,412		(1,205)	(35.3)%

Total loans and leases	$1,433,126		$1,401,868		$31,258	2.2%

Overall, loans and leases increased by $31.3 million, or 2.2%, as of June 30, 2013 as compared to December 31, 2012. As detailed in the table above, the most significant increase was seen in the commercial mortgage segment, while the home equity lines and loans and residential mortgage segments declined. The low-interest-rate environment experienced during the first two quarters of 2013 prompted many borrowers to refinance their variable-rate home equity lines in favor of fixed-rate residential products, which, in turn, were sold by the Corporation into the secondary market.

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

Cash and Investment Securities

As of June 30, 2013, liquidity remained strong as the Corporation had $87.0 million of cash balances at the Federal Reserve and $8.9 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of June 30, 2013 totaled $323.0 million, as compared to $316.6 million as of December 31, 2012, as reductions in interest-earning deposits with other banks were utilized to fund higher-yielding investment purchases. The $6.3 million increase in investment securities available for sale during the six months ended June 30, 2013 was concentrated in the U.S. governmental agency and municipal segments of the portfolio. These increases were partially offset by a reduction in the mortgage-related securities segment of the portfolio, which declined by $9.9 million between December 31, 2012 and June 30, 2013. In addition to the portfolio changes related to purchases and pay downs, the recent increase in market rates has eliminated substantially all of the $4.9 million in unrealized gains that were present as of December 31, 2012. The Corporation remains focused on investments that provide an attractive yield, have strong credit quality and limited extension risk. With the recent uptick in market interest rates, the Corporation’s strategy of keeping the average life of the investment portfolio relatively short has shielded the portfolio from the large unrealized losses that a longer portfolio would have experienced.

Deposits and Borrowings

Deposits and borrowings as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest bearing checking	$262,316	16.9%	$270,279	16.5%	$(7,963)	(2.9)%
Money market	551,750	35.6%	559,470	34.2%	(7,720)	(1.4)%
Savings	136,307	8.8%	129,091	7.9%	7,216	5.6%
Wholesale non-maturity deposits	30,315	2.0%	45,162	2.8%	(14,847)	(32.9)%
Wholesale time deposits	12,139	0.8%	12,421	0.8%	(282)	(2.3)%
Time deposits	161,146	10.4%	218,586	13.4%	(57,440)	(26.3)%

Interest-bearing deposits	1,153,973	74.5%	1,235,009	75.6%	(81,036)	(6.6)%
Non-interest-bearing deposits	395,742	25.5%	399,673	24.4%	(3,931)	(1.0)%

Total deposits	$1,549,715	100.0%	$1,634,682	100.0%	$(84,967)	(5.2)%

	June 30, 2013		December 31, 2012		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$71,768	32.0%	$9,403	5.5%	$62,365	663.3%
Long-term FHLB advances and other borrowings	152,642	68.0%	161,315	94.5%	(8,673)	(5.4)%

Borrowed funds	$224,410	100.0%	$170,718	100.0%	$53,692	31.5%

Total deposits as of June 30, 2013 decreased $85.0 million from the levels present as of December 31, 2012. As detailed in the table above, wholesale non-maturity deposits declined during the quarter, as well as higher-costing time deposits, which were allowed to run off. Non-interest-bearing deposits, as a percentage of total deposits, remained strong at 25.5% of total deposits as of June 30, 2013.

In an effort to lock in longer-term, lower-rate FHLB advances, the Corporation prepaid, during the first quarter of 2013, $20.0 million of long-term FHLB advances with a weighted average rate and maturity of 2.85% and 8.5 months, respectively, incurring a prepayment penalty of $347 thousand. The $20.0 million of prepaid borrowings were replaced with $20.0 million of borrowings with a weighted average rate and maturity of 1.14% and 59.3 months, respectively. Short-term borrowings increased as the Corporation borrowed $60 million in short-term FHLB advances at the end of the second quarter of 2013.

Capital

Consolidated shareholder’s equity of the Corporation was $212.5 million, or 10.6% of total assets as of June 30, 2013, as compared to $203.6 million, or 10.0% of total assets as of December 31, 2012. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2013 and December 31, 2012:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2013:
Total (Tier II) capital to risk weighted assets
Corporation	$186,448	12.44%	$149,852	10.00%
Bank	187,535	12.55%	149,424	10.00%
Tier I capital to risk weighted assets
Corporation	171,933	11.47%	89,911	6.00%
Bank	173,020	11.58%	89,654	6.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	171,933	9.00%	95,515	5.00%
Bank	173,020	9.07%	95,409	5.00%
Tangible common equity to tangible assets
Corporation	160,828	8.21%
Bank	161,915	8.29%
December 31, 2012:
Total (Tier II) capital to risk weighted assets
Corporation	$174,885	12.02%	$145,528	10.00%
Bank	176,985	12.20%	145,124	10.00%
Tier I capital to risk weighted assets
Corporation	160,425	11.02%	87,317	6.00%
Bank	162,525	11.20%	87,074	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	160,425	8.72%	91,989	5.00%
Bank	162,525	8.84%	91,940	5.00%
Tangible common equity to tangible assets
Corporation	150,663	7.60%
Bank	152,763	7.72%

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. In particular, the tangible common equity ratios for both the Bank and the Corporation have improved from their December 31, 2012 levels. These increases were the result of increases in retained earnings and issuance of shares (primarily through the exercise of stock options). Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank. However, the final rules approved by the Federal Reserve on July 2, 2013, related to the Basel III regulatory capital reforms, which are discussed below under the heading, “Regulatory Measures and Pending Legislation,” may have a material effect on liquidity, capital resources or operations of the Corporation.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the six months ended June 30, 2013, the Corporation issued 4,765 shares and raised $107 thousand through the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of June 30, 2013	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2012	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$535.7	71.5%	$560.7	77.1%	$(25.0)	4.5%
Federal Reserve Bank of Philadelphia	75.2	100.0%	65.2	100.0%	10.0	15.3%
Fed Funds Lines (six banks)	64.0	100.0%	64.0	100.0%	—	—%
Revolving line of credit with correspondent bank	3.0	100.0%	3.0	100.0%	—	—%

	$677.9	76.0%	$692.9	80.7%	$(15.0)	(2.2)%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with Promontory Interfinancial Network LLC to provide up to $40 million (plus accrued interest) of Insured Network Deposits from broker dealers priced at the effective Federal Funds rate plus 20 basis points. As of June 30, 2013 and December 31, 2012, the Corporation had deposit balances of $23.9 million and $40.0 million, respectively, from this source which are reported on the balance sheet as wholesale non-maturity deposits.

The Corporation has an agreement with IDC to provide up to $5 million (plus accrued interest) of money market deposits at an agreed upon rate currently 0.45%. The Corporation had balances of $5.2 million as of both June 30, 2013 and December 31, 2012 under this program which are reported on the balance sheet as wholesale non-maturity deposits.

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

The Wealth Management segment, as discussed in the Non-Interest Income section of this item, above, recorded pre-tax segment profit (“PTSP”) of $3.5 million and $6.3 million for the three and six months ended June 30, 2013, respectively, as compared to PTSP of $2.5 million and $4.4 million for the same respective periods in 2012. The Wealth Management segment provided 36.9% and 36.0% of the Corporation’s pre-tax profit for the three and six months ended June 30, 2013, respectively, as compared to 30.1% and 27.9% for the same respective periods in 2012. The increase in PTSP for the Wealth Management segment for the both the three month and six month periods ended June 30, 2013, as compared to the same periods in 2012, is partially the result of the acquisition of DTC in addition to organic growth within the division, and market appreciation.

The Banking Segment recorded a PTSP of $5.8 million and $11.2 million for the three and six months ended June 30, 2013, as compared to PTSP of $5.7 million and $11.5 million for the same respective periods in 2012. The Banking segment provided 63.1% and 64.0% of the Corporation’s pre-tax profit for the three and six months ended June 30, 2013, respectively, as compared to 69.9% and 72.1% for the same respective periods in 2012.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2013 were $392.4 million, as compared to $366.6 million at December 31, 2012.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2013 amounted to $23.8 million, as compared to $22.2 million at December 31, 2012.

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

Contractual Cash Obligations of the Corporation as of June 30, 2013:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$1,376.4	$1,376.4	$—	$—	$—
Wholesale and time deposits	173.3	135.2	26.9	11.2	—
Short-term borrowings	71.8	71.8	—	—	—
Long-term FHLB advances and other borrowings	152.6	3.9	41.0	87.7	20.0
Operating leases	53.3	3.1	6.2	6.0	38.0
Purchase obligations	11.3	3.7	5.4	1.9	0.3

Total	$1,838.7	$1,594.1	$79.5	$106.8	$58.3

Other Information

Regulatory Matters and Pending Legislation

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012 and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation and the Bank under the final rules would be:

(i)	a new common equity Tier 1 capital ratio of 4.5%;

(ii)	a Tier 1 capital ratio of 6% (increased from 4%);

(iii)	a total capital ratio of 8% (unchanged from current rules); and

(iv)	a Tier 1 leverage ratio of 4% for all institutions.

The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.

The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019:

(i)	a common equity Tier 1 capital ratio of 7.0%;

(ii)	a Tier 1 capital ratio of 8.5%; and

(iii)	a total capital ratio of 10.5%.

Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

In addition, the final rules provide for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The opt-out election must be elected on the first Call Report filed after January 1, 2015.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”

(i)	a new common equity Tier 1 capital ratio of 6.5%;

(ii)	a Tier 1 capital ratio of 8% (increased from 6%);

(iii)	a total capital ratio of 10% (unchanged from current rules); and

(iv)	a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses:

(i)	an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act;

(ii)	revisions to recognition of credit risk mitigation;

(iii)	rules for risk weighting of equity exposures and past due loans;

(iv)	revised capital treatment for derivatives and repo-style transactions; and

(v)	disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” included within the Corporation’s 2012 Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. The risks described in the 2012 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Special Cautionary Notice Regarding Forward Looking Statements.”

The short-term and long-term impact of the new regulatory capital standards and the forthcoming new capital rules on U.S. banks is uncertain.

On September 12, 2010, the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III narrows the definition of capital, introduces requirements for minimum Tier 1 common capital, increases requirements for minimum Tier 1 capital and total risk-based capital, and changes risk-weighting methodologies. Basel III is scheduled to be phased in over time until fully phased in by January 1, 2019.

On July 2, 2013, the Federal Reserve adopted a final rule regarding new capital requirements pursuant to Basel III. These rules, which are currently scheduled to become effective on January 1, 2015 for community banks, could increase the required amount of regulatory capital that we must hold and lead to limitations on the dividend payments to us by the Bank.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Corporation, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, we are evaluating the new rules and their effect on us and our bank subsidiaries.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the second quarter of 2013 (1) :

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2013 – April 30, 2013	562	$23.24	0	195,705
May 1, 2013 – May 31, 2013	0	$0	0	195,705
June 1, 2013 – June 30, 2013	0	$0	0	195,705

Total	562	$23.24	0	195,705

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

(2)	On April 2, 2013, 562 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.

As of June 30, 2013, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1*	Bryn Mawr Bank Corporation Executive Deferred Compensation Plan (the “Plan”), effective January 1, 2013, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 3, 2013

10.2*	Retention Bonus Agreement, dated as of June 10, 2013, by and between The Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on June 14, 2013

10.3	Mutual Termination Agreement, dated as of August 8, 2013, by and between Bryn Mawr Bank Corporation and Mid Coast Community Bancorp, Inc., incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on August 9, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, furnished herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, furnished herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, furnished herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, furnished herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, furnished herewith

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

Bryn Mawr Bank Corporation

Date: August 9, 2013	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: August 9, 2013	By:	/S/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1*	Bryn Mawr Bank Corporation Executive Deferred Compensation Plan (the “Plan”), effective January 1, 2013, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on July 3, 2013

10.2*	Retention Bonus Agreement, dated as of June 10, 2013, by and between The Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on June 14, 2013

10.3	Mutual Termination Agreement, dated as of August 8, 2013, by and between Bryn Mawr Bank Corporation and Mid Coast Community Bancorp, Inc., incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on August 9, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, furnished herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, furnished herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, furnished herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, furnished herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, furnished herewith

(These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liabilities under these Sections.)