Form 10-Q
period 2013-09-30
BRYN MAWR BANK CORP
filed 2013-11-08
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended September 30, 2013

Commission File Number 1-35746

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Stock, par value $1	16,586,437

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	(unaudited)
	September 30, 2013	December 31, 2012
(dollars in thousands)
Assets
Cash and due from banks	$24,958	$16,203
Interest-bearing deposits with banks	71,203	159,483

Cash and cash equivalents	96,161	175,686
Investment securities available for sale, at fair value (amortized cost of $320,030 and $311,747 as of September 30, 2013 and December 31, 2012 respectively)	319,917	316,614
Investment securities, trading	2,357	1,447
Loans held for sale	1,284	3,412
Portfolio loans and leases	1,500,015	1,398,456
Less: Allowance for loan and lease losses	(15,027)	(14,425)

Net portfolio loans and leases	1,484,988	1,384,031

Premises and equipment, net	31,436	31,170
Accrued interest receivable	5,703	5,955
Deferred income taxes	11,955	12,303
Mortgage servicing rights	4,744	4,491
Bank owned life insurance	20,132	19,862
FHLB stock	12,590	10,761
Goodwill	32,843	32,897
Intangible assets	20,020	21,998
Other investments	4,337	4,346
Other assets	10,506	10,912

Total assets	$2,058,973	$2,035,885

Liabilities
Deposits:
Non-interest-bearing	$394,947	$399,673
Interest-bearing	1,155,709	1,235,009

Total deposits	1,550,656	1,634,682

Short-term borrowings	75,588	9,403
Long-term FHLB advances and other borrowings	191,645	161,315
Accrued interest payable	842	1,233
Other liabilities	22,481	25,688

Total liabilities	1,841,212	1,832,321

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,527,323 and 16,390,608 shares as of September 30, 2013 and December 31, 2012, respectively, and outstanding of 13,551,438 and 13,412,690 as of September 30, 2013 and December 31, 2012, respectively	16,527	16,390
Paid-in capital in excess of par value	93,129	89,137
Less: Common stock in treasury at cost - 2,975,885 and 2,977,918 shares as of September 30, 2013 and December 31, 2012, respectively	(31,042)	(30,745)
Accumulated other comprehensive loss, net of tax benefit	(10,809)	(10,078)
Retained earnings	149,956	138,860

Total shareholders’ equity	217,761	203,564

Total liabilities and shareholders’ equity	$2,058,973	$2,035,885

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(dollars in thousands, except share and per share data)
Interest income:
Interest and fees on loans and leases	$18,697	$17,027	$54,728	$51,233
Interest on cash and cash equivalents	21	34	131	86
Interest on investment securities:
Taxable	967	937	2,653	3,088
Non-taxable	107	56	289	139
Dividends	28	27	91	95

Total interest income	19,820	18,081	57,892	54,641

Interest expense on:
Deposits	639	937	2,109	3,128
Short-term borrowings	5	5	12	16
Long-term FHLB advances and other borrowings	643	918	1,906	2,806
Subordinated debentures	—	270	—	852

Total interest expense	1,287	2,130	4,027	6,802

Net interest income	18,533	15,951	53,865	47,839
Provision for loan and lease losses	959	1,000	2,763	3,003

Net interest income after provision for loan and lease losses	17,574	14,951	51,102	44,836
Non-interest income:
Fees for wealth management services	8,635	7,993	26,078	21,433
Service charges on deposits	627	634	1,807	1,823
Loan servicing and other fees	481	432	1,380	1,303
Net gain on sale of residential mortgage loans	578	1,837	3,588	4,311
Net gain on sale of investment securities available for sale	—	416	2	1,132
Net loss on sale of other real estate owned (“OREO”)	(1)	(45)	(194)	(86)
Bank owned life insurance (“BOLI”) income	72	108	270	331
Other operating income	995	873	3,189	2,969

Total non-interest income	11,387	12,248	36,120	33,216
Non-interest expenses:
Salaries and wages	9,012	8,703	26,908	24,283
Employee benefits	1,896	1,903	6,433	6,086
Net gain on curtailment of nonqualified pension plan	—	—	(690)	—
Occupancy and bank premises	1,646	1,488	5,124	4,258
Furniture, fixtures, and equipment	920	935	2,960	2,766
Advertising	302	267	1,095	946
Amortization of mortgage servicing rights	187	243	617	718
Net impairment of mortgage servicing rights	33	105	13	82
Amortization of intangible assets	658	669	1,978	1,738
FDIC insurance	271	262	804	715
Due diligence and merger-related expenses	328	316	1,730	1,439
Professional fees	636	609	1,875	1,837
Early extinguishment of debt - costs and premiums	—	—	347	—
Other operating expenses	3,434	3,389	10,888	8,944

Total non-interest expenses	19,323	18,889	60,082	53,812
Income before income taxes	9,638	8,310	27,140	24,240
Income tax expense	3,237	2,885	9,167	8,397

Net income	$6,401	$5,425	$17,973	$15,843

Basic earnings per common share	$0.48	$0.41	$1.35	$1.21
Diluted earnings per common share	$0.47	$0.41	$1.33	$1.20
Dividends declared per share	$0.17	$0.16	$0.51	$0.48

Weighted-average basic shares outstanding	13,336,799	13,149,050	13,274,801	13,067,551
Weighted average dilutive shares	275,343	146,377	244,302	133,799

Adjusted weighted-average diluted shares	13,612,142	13,295,427	13,519,103	13,201,350

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$6,401	$5,425	$17,973	$15,843

Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $26, $657, ($1,742) and $1,416, respectively	50	1,221	(3,236)	2,630
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $0, $146, $1 and $396, respectively	—	(270)	(1)	(736)

Unrealized investment gains (losses), net of tax expense (benefit) of $26, $166, ($1,743) and $1,020, respectively	50	951	(3,237)	1,894
Net change in fair value of derivative used for cash flow hedge:
Change in fair value of hedging instruments, net of tax expense of $0, $0, $324 and $0, respectively	—	—	601	—
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $133, $146, $399 and $438, respectively	246	272	741	816
Change in unfunded pension liability related to curtailment, net of tax expense of $0, $0, $627 and $0, respectively	—	—	1,164	—

Total change in unfunded pension liability, net of tax expense of $133, $146, $1,026 and $438, respectively	246	272	1,905	816

Total other comprehensive income (loss)	296	1,223	(731)	2,710

Total comprehensive income	$6,697	$6,648	$17,242	$18,553

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net Income	$17,973	$15,843
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,763	3,003
Provision for depreciation and amortization	5,361	4,894
Net gain on sale of investment securities available for sale	(2)	(1,132)
Net gain on sale of residential mortgages	(3,588)	(4,311)
Stock based compensation cost	615	1,019
Amortization and net impairment of mortgage servicing rights	630	800
Net accretion of fair value adjustments	(2,560)	(979)
Amortization of intangible assets	1,978	1,738
Net loss on sale of OREO	194	86
Net increase in cash surrender value of bank owned life insurance	(270)	(331)
Other, net	798	(940)
Loans originated for resale	(113,800)	(132,642)
Proceeds from loans sold	118,633	134,105
Provision (benefit) for deferred income taxes	795	(433)
Change in income taxes payable/receivable	1,143	3,976
Change in accrued interest receivable	252	98
Change in accrued interest payable	(391)	(610)

Net cash provided by operating activities	30,524	24,184

Investing activities:
Purchases of investment securities available for sale	(91,977)	(180,744)
Proceeds from paydowns and maturities of investment securities available for sale	48,369	33,379
Proceeds from sale of investment securities available for sale	532	31,714
Net (purchase of) proceeds from redemptions of FHLB stock	(1,829)	871
Proceeds from calls of investment securities available for sale	31,287	67,692
Net change in other investments	9	(331)
Net portfolio loan and lease originations	(102,172)	(19,809)
Purchases of premises and equipment	(2,458)	(1,890)
Acquisitions, net of cash acquired	—	(7,845)
Capitalize OREO costs	(485)	(61)
Proceeds from sale of OREO	581	565

Net cash used by investing activities	(118,143)	(76,459)

Financing activities:
Change in deposits	(83,726)	16,440
Change in short-term borrowings	66,185	6,166
Dividends paid	(6,880)	(6,384)
Change in long-term FHLB advances and other borrowings	30,450	7,956
Repayment of subordinated debt	—	(7,500)
Payment of contingent consideration for business combinations	(1,050)	—
Tax benefit from exercise and vesting of stock awards	528	107
Net proceeds from sale of treasury stock from deferred compensation plans	329	—
Purchase of treasury stock	(453)	—
Proceeds from issuance of common stock	161	2,072
Proceeds from exercise of stock options	2,550	1,363

Net cash provided by financing activities	8,094	20,220

Change in cash and cash equivalents	(79,525)	(32,055)
Cash and cash equivalents at beginning of period	175,686	69,140

Cash and cash equivalents at end of period	$96,161	$37,085

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$6,703	$4,758
Interest	4,418	7,412

Supplemental cash flow information:
Available for sale securities purchased, not settled	$—	5,577
Change in other comprehensive income	(731)	4,168
Change in deferred tax due to change in comprehensive income	(393)	1,458
Transfer of loans to other real estate owned	637	453
Acquisition of noncash assets and liabilities:
Assets acquired	—	12,078
Liabilities assumed	—	6,161

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except share information)
	For the Nine Months Ended September 30, 2013
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance December 31, 2012	16,390,608	$16,390	$89,137	$(30,745)	$(10,078)	$138,860	$203,564

Net income	—	—	—	—	—	17,973	17,973
Dividends declared, $0.51 per share	—	—	—	—	—	(6,877)	(6,877)
Other comprehensive loss, net of tax benefit of $393	—	—	—	—	(731)	—	(731)
Stock based compensation	—	—	615	—	—	—	615
Tax benefit from exercise and vesting of stock awards	—	—	528	—	—	—	528
Retirement of treasury stock	(4,517)	(4)	(41)	45	—	—	—
Net sale of treasury stock from deferred compensation plans	—	—	218	111	—	—	329
Purchase of treasury stock		—	—	(453)	—	—	(453)
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	6,924	7	154	—	—	—	161
Share-based awards and options exercises	134,308	134	2,518	—	—	—	2,652

Balance September 30, 2013	16,527,323	$16,527	$93,129	$(31,042)	$(10,809)	$149,956	$217,761

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2012 Annual Report on Form 10-K.

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Davidson Trust Company

The acquisition of the Davidson Trust Company (“DTC”) by the Corporation was completed on May 15, 2012. In addition to cash paid at closing, three separate contingent payments, each of which is not to exceed $1.05 million, were payable on each of November 14, 2012, May 14, 2013 and November 14, 2013. These contingent payments are subject to certain post-closing contingencies relating to the assets under management. The first two of the three contingent payments were made on November 14, 2012 and May 14, 2013, each in the amount of $1.05 million. The third, and final, contingent payment will be made on November 14, 2013 in the amount of $1.05 million.

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

In connection with the DTC acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash	$9,450
Contingent payment liability	1,050

Value of consideration	10,500
Assets acquired:
Cash operating accounts	1,433
Other assets	201
Intangible asset - customer relationships	3,720
Intangible asset - noncompetition agreements	1,385
Intangible asset - brand	970
Premises and equipment	117
Deferred tax asset	839

Total assets	8,665
Liabilities assumed:
Deferred tax liability	2,125
Miscellaneous liabilities	885

Total liabilities	3,010
Net assets acquired	5,655

Goodwill resulting from acquisition of DTC	$4,845

For the three months ended June 30, 2013, the Corporation increased its estimated value for the deferred tax asset acquired in the DTC acquisition by $54 thousand. This resulted in a corresponding decrease of $54 thousand in goodwill recorded in the transaction.

As of June 30, 2013, the Corporation had finalized its fair value estimates related to the acquisition of DTC.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2013	2012	2013	2012
Numerator:
Net income available to common shareholders	$6,401	$5,425	$17,973	$15,843
Denominator for basic earnings per share - weighted average shares outstanding	13,336,799	13,149,050	13,274,801	13,067,551
Effect of dilutive common shares	275,343	146,377	244,302	133,799

Denominator for diluted earnings per share - adjusted weighted average shares outstanding	13,612,142	13,295,427	13,519,103	13,201,350

Basic earnings per share	$0.48	$0.41	$1.35	$1.21
Diluted earnings per share	$0.47	$0.41	$1.33	$1.20
Antidilutive shares excluded from computation of average dilutive earnings per share	—	227,139	123,882	349,649

Note 4 - Investment Securities

The amortized cost and estimated fair value of investment securities available for sale are as follows:

As of September 30, 2013

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$102	$—	$(1)	$101
Obligations of U.S. government agencies	92,128	247	(1431)	90,944
Obligations of state & political subdivisions	40,273	115	(323)	40,065
Mortgage-backed securities	123,161	1,909	(787)	124,283
Collateralized mortgage obligations	47,412	268	(357)	47,323
Other investments	16,954	248	(1)	17,201

Total	$320,030	$2,787	$(2,900)	$319,917

As of December 31, 2012

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of U.S. government agencies	$73,183	$796	$(107)	$73,872
Obligations of state & political subdivisions	30,244	199	(59)	30,384
Mortgage-backed securities	128,537	3,302	(13)	131,826
Collateralized mortgage obligations	62,116	622	(35)	62,703
Other investments	17,667	162	—	17,829

Total	$311,747	$5,081	$(214)	$316,614

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of September 30, 2013:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$101	$(1)	$—	$—	$101	$(1)
Obligations of U.S. Government agencies	53,631	(1,431)	—	—	53,631	(1,431)
Obligations of state & political subdivisions	19,108	(310)	515	(13)	19,623	(323)
Mortgage-backed securities	43,210	(787)	—	—	43,210	(787)
Collateralized mortgage obligations	20,853	(353)	1,091	(4)	21,944	(357)
Other investments	1,899	(1)	—	—	1,899	(1)

Total	$138,802	$(2,883)	$1,606	$(17)	$140,408	$(2,900)

As of December 31, 2012:

(dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government agencies	$20,032	$(107)	$—	$—	$20,032	$(107)
Obligations of state & political subdivisions	10,752	(59)	—	—	10,752	(59)
Mortgage-backed securities	12,602	(13)	—	—	12,602	(13)
Collateralized mortgage obligations	10,040	(35)	—	—	10,040	(35)

Total	$53,426	$(214)	$—	$—	$53,426	$(214)

Management evaluates the Corporation’s investment securities available for sale that are in an unrealized loss position in order to determine if the decline in market value is other than temporary. The available for sale investment portfolio includes debt securities issued by U.S. Government agencies, U.S. Government-sponsored agencies, state and local municipalities and other issuers. All fixed income investment securities in the Corporation’s available for sale investment portfolio are rated as investment grade. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers. The Corporation does not believe that these unrealized losses are other-than-temporary. The Corporation does not intend to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely than not that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

As of September 30, 2013 and December 31, 2012, securities having market values of $97.4 million and $108.7 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of September 30, 2013 and December 31, 2012, by contractual maturity, are shown below:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,046	$9,049	$10,571	$10,590
Due after one year through five years	53,240	53,248	38,056	38,171
Due after five years through ten years	59,537	58,144	40,635	40,714
Due after ten years	14,291	14,281	18,415	19,044
Mortgage-related securities*	170,573	171,606	190,653	194,529

Total maturing investments	306,687	306,328	298,330	303,048
Bond mutual funds and other non-maturity investments	13,343	13,589	13,417	13,566

Total	$320,030	$319,917	$311,747	$316,614

*	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2013 and December 31, 2012, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

Note 5 - Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	September 30, 2013	December 31, 2012
Loans held for sale	$1,284	$3,412

Real estate loans:
Commercial mortgage	$622,771	$546,358
Home equity lines and loans	187,634	194,861
Residential mortgage	291,645	288,212
Construction	39,055	26,908

Total real estate loans	1,141,105	1,056,339
Commercial and industrial	303,259	291,620
Consumer	17,572	17,666
Leases	38,079	32,831

Total portfolio loans and leases	1,500,015	1,398,456

Total loans and leases	$1,501,299	$1,401,868

Loans with predetermined rates	$814,781	$723,417
Loans with adjustable or floating rates	686,518	678,451

Total loans and leases	$1,501,299	$1,401,868

Net deferred loan origination costs included in the above loan table	$449	$402

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012
Minimum lease payments receivable	$43,312	$37,349
Unearned lease income	(7,068)	(6,099)
Initial direct costs and deferred fees	1,835	1,581

Total	$38,079	$32,831

C. Non-Performing Loans and Leases(1)

(dollars in thousands)	September 30, 2013	December 31, 2012
Non-accrual loans and leases:
Commercial mortgage	$511	$631
Home equity lines and loans	1,544	2,792
Residential mortgage	3,838	3,748
Construction	1,661	3,314
Commercial and industrial	2,994	3,506
Consumer	49	7
Leases	16	42

Total	$10,613	$14,040

Loans and leases 90 days or more past due, still accruing:
Construction	—	728

Total nonperforming loans and leases	$10,613	$14,768

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $90 thousand of purchased credit-impaired loans as of both September 30, 2013 and December 31, 2012, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Bank applies ASC 310-30 to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012
Outstanding principal balance	$15,975	$19,527
Carrying amount(1)	$10,622	$12,128

(1)	Includes $149 thousand and $319 thousand of purchased credit-impaired loans as of September 30, 2013 and December 31, 2012, respectively, for which the Bank could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $90 thousand of purchased credit-impaired loans as of both September 30, 2013 and December 31, 2012, which subsequently became non-performing, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Bank applies ASC 310-30, for the nine months ended September 30, 2013:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2012	$8,025
Accretion	(1,404)
Reclassifications from nonaccretable difference	998
Additions/adjustments	(257)
Disposals	(886)

Balance, September 30, 2013	$6,476

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of September 30, 2013
Commercial mortgage	$—	$147	$—	$147	$622,113	$622,260	$511	$622,771
Home equity lines and loans	—	—	—	—	186,090	186,090	1,544	187,634
Residential mortgage	849	105	—	954	286,853	287,807	3,838	291,645
Construction	—	—	—	—	37,394	37,394	1,661	39,055
Commercial and industrial	34	—	—	34	300,231	300,265	2,994	303,259
Consumer	4	—	—	4	17,519	17,523	49	17,572
Leases	27	62	—	89	37,974	38,063	16	38,079

	$914	$314	$—	$1,228	$1,488,174	$1,489,402	$10,613	$1,500,015

	Accruing Loans and Leases
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2012
Commercial mortgage	$704	$130	$—	$834	$544,893	$545,727	$631	$546,358
Home equity lines and loans	107	84	—	191	191,878	192,069	2,792	194,861
Residential mortgage	399	141	—	540	283,924	284,464	3,748	288,212
Construction	—	—	728	728	22,866	23,594	3,314	26,908
Commercial and industrial	376	50	—	426	287,688	288,114	3,506	291,620
Consumer	8	7	—	15	17,644	17,659	7	17,666
Leases	33	13	—	46	32,743	32,789	42	32,831

	$1,627	$425	$728	$2,780	$1,381,636	$1,384,416	$14,040	$1,398,456

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Corporation’s allowance for loan and lease losses, by loan category, for the three and nine months ended September 30, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2013	$4,481	$2,109	$1,773	$653	$4,295	$218	$551	$364	$14,444
Charge-offs	(19)	(105)	(203)	—	(19)	(31)	(124)	—	(501)
Recoveries	—	29	5	6	20	3	62	—	125
Provision for loan and lease losses	20	153	523	9	134	68	82	(30)	959

Balance, September 30, 2013	$4,482	$2,186	$2,098	$668	$4,430	$258	$571	$334	$15,027

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2012	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425
Charge-offs	(19)	(457)	(203)	(720)	(737)	(101)	(258)	—	(2,495)
Recoveries	—	29	13	24	64	7	197	—	334
Provision for loan and lease losses	594	757	264	345	466	163	139	35	2,763

Balance, September 30, 2013	$4,482	$2,186	$2,098	$668	$4,430	$258	$571	$334	$15,027

The following tables detail the roll-forward of the Corporation’s allowance for loan and lease losses, by loan category, for the three and nine months ended September 30, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2012	$3,384	$1,749	$1,636	$1,112	$3,789	$180	$535	$755	$13,140
Charge-offs	—	(315)	(18)	(197)	—	(19)	(69)	—	(618)
Recoveries	4	—	—	—	25	1	86	—	116
Provision for loan and lease losses	235	244	3	109	766	38	(85)	(310)	1,000

Balance, September 30, 2012	$3,623	$1,678	$1,621	$1,024	$4,580	$200	$467	$445	$13,638

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2011	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753
Charge-offs	(235)	(328)	(188)	(896)	(409)	(61)	(300)	—	(2,417)
Recoveries	4	—	—	—	91	5	199	—	299
Provision for loan and lease losses	689	299	217	536	1,082	137	36	7	3,003

Balance, September 30, 2012	$3,623	$1,678	$1,621	$1,024	$4,580	$200	$467	$445	$13,638

The following table details the allocation of the Allowance by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2013 and December 31, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of September 30, 2013
Allowance on loans and leases:
Individually evaluated for impairment	$—	$119	$628	$—	$544	$56	$—	$—	$1,347
Collectively evaluated for impairment	4,474	2,067	1,470	668	3,886	202	571	334	13,672
Purchased credit-impaired(1)	8	—	—	—	—	—	—	—	8

Total	$4,482	$2,186	$2,098	$668	$4,430	$258	$571	$334	$15,027

As of December 31, 2012
Allowance on loans and leases:
Individually evaluated for impairment	$—	$217	$667	$543	$919	$8	$—	$—	$2,354
Collectively evaluated for impairment	3,894	1,640	1,357	451	3,718	181	493	299	12,033
Purchased credit-impaired(1)	13	—	—	25	—	—	—	—	38

Total	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2013 and December 31, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of September 30, 2013
Carrying value of loans and leases:
Individually evaluated for impairment	$421	$2,066	$9,539	$3,072	$4,228	$82	$—	$19,408
Collectively evaluated for impairment	612,393	185,552	282,065	35,655	298,751	17,490	38,079	1,469,985
Purchased credit-impaired(1)	9,957	16	41	328	280	—	—	10,622

Total	$622,771	$187,634	$291,645	$39,055	$303,259	$17,572	$38,079	$1,500,015

As of December 31, 2012
Carrying value of loans and leases:
Individually evaluated for impairment	$541	$3,403	$9,211	$4,631	$3,997	$7	$—	$21,790
Collectively evaluated for impairment	535,506	191,439	278,951	20,785	287,367	17,659	32,831	1,364,538
Purchased credit-impaired(1)	10,311	19	50	1,492	256	—	—	12,128

Total	$546,358	$194,861	$288,212	$26,908	$291,620	$17,666	$32,831	$1,398,456

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2013 and December 31, 2012:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Pass	$615,742	$538,470	$35,518	$16,504	$294,194	$278,167	$945,454	$833,141
Special Mention	3,771	2,215	—	1,317	2,265	6,256	6,036	9,788
Substandard	3,258	5,673	3,537	9,087	6,800	7,197	13,595	21,957

Total	$622,771	$546,358	$39,055	$26,908	$303,259	$291,620	$965,085	$864,886

	Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Performing	$287,807	$284,464	$186,090	$192,069	$17,523	$17,659	$38,063	$32,789	$529,483	$526,981
Non-performing	3,838	3,748	1,544	2,792	49	7	16	42	5,447	6,589

Total	$291,645	$288,212	$187,634	$194,861	$17,572	$17,666	$38,079	$32,831	$534,930	$533,570

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	September 30, 2013	December 31, 2012
TDRs included in nonperforming loans and leases	$2,628	$3,106
TDRs in compliance with modified terms	8,947	8,008

Total TDRs	$11,575	$11,114

The following tables present information regarding loan and lease modifications categorized as TDRs for the three and nine months ended September 30, 2013:

	For the Three Months Ended September 30, 2013
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$75	$75
Consumer	1	33	33
Leases	2	18	18

Total	4	$126	$126

	For the Nine Months Ended September 30, 2013
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	2	$674	$674
Home equity lines and loans	2	40	40
Commercial and industrial	2	930	930
Consumer	1	33	33
Leases	4	38	38

Total	11	$1,715	$1,715

The following tables presents information regarding the types of loan and lease modifications made for the three and nine months ended September 30, 2013:

	Number of Contracts for the Three Months Ended September 30, 2013
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Commercial and industrial	—	—	—	1	—	—
Consumer	1	—	—	—	—	—
Leases	—	—	—	—	2	—

Total	1	—	—	1	2	—

	Number of Contracts for the Nine Months Ended September 30, 2013
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential mortgage	—	—	1	—	—	1
Home equity lines and loans	1	—	—	1	—	—
Commercial and industrial	—	—	—	2	—	—
Consumer	1	—	—	—	—	—
Leases	—	—	—	—	4	—

Total	2	—	1	3	4	1

During the three and nine months ended September 30, 2013, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended September 30, 2013
Impaired loans with related Allowance:
Home equity lines and loans	$544	$589	$119	$619	$5	$—
Residential mortgage	4,448	4,419	628	4,485	28	—
Commercial and industrial	2,586	2,709	544	2,798	21	—
Consumer	82	82	56	84	1	—

Total	$7,660	$7,799	$1,347	$7,986	$55	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$421	$432	$—	$471	$—	$—
Home equity lines and loans	1,523	1,532	—	1,631	2	—
Residential mortgage	5,091	5,340	—	5,598	39	—
Construction	3,072	4,035	—	3,824	13	—
Commercial and industrial	1,641	1,812	—	1,817	1	—

Total	$11,748	$13,151	$—	$13,341	$55	$—

Grand total	$19,408	$20,950	$1,347	$21,327	$110	$—

(1)	The table above does not include the recorded investment of $62 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the nine months ended September 30, 2013
Impaired loans with related Allowance:
Home equity lines and loans	$544	$589	$119	$617	$15	$—
Residential mortgage	4,448	4,419	628	4,408	83	—
Commercial and industrial	2,586	2,709	544	2,823	53	—
Consumer	82	82	56	86	4	—

Total	$7,660	$7,799	$1,347	$7,934	$155	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$421	$432	$—	$471	$—	$—
Home equity lines and loans	1,523	1,532	—	1,631	2	—
Residential mortgage	5,091	5,340	—	5,598	39	—
Construction	3,072	4,035	—	3,824	13	—
Commercial and industrial	1,641	1,812	—	1,817	1	—

Total	$11,748	$13,151	$—	$13,341	$55	$—

Grand total	$19,408	$20,950	$1,347	$21,275	$210	$—

(1)	The table above does not include the recorded investment of $62 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended September 30, 2012
Impaired loans with related allowance:
Home equity lines and loans	$1,152	$1,210	$203	$1,211	$—	$—
Residential mortgage	1,708	1,716	229	1,716	7	—
Construction	3,678	3,694	698	5,313	—	—
Commercial and industrial	2,856	2,869	771	2,875	3	—
Consumer	19	21	19	21	—	—

Total	$9,413	$9,510	$1,920	$11,136	$10	$—

Impaired loans without related allowance(1) (3):
Commercial mortgage	$343	$364	$—	$364	$—	$—
Home equity lines and loans	1,727	1,795	—	2,050	1	—
Residential mortgage	7,992	8,311	—	8,324	68	—
Construction	1,317	1,317	—	1,446	15	—
Commercial and industrial	845	845	—	846	3	—

Total	$12,224	$12,632	$—	$13,030	$87	$—

Grand total	$21,637	$22,142	$1,920	$24,166	$97	$—

(1)	The table above does not include the recorded investment of $223 thousand of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the nine months ended September 30, 2012
Impaired loans with related allowance:
Home equity lines and loans	$1,152	$1,210	$203	$1,211	$—	$—
Residential mortgage	1,708	1,716	229	1,718	22	—
Construction	3,678	3,694	698	5,444	—	—
Commercial and industrial	2,856	2,869	771	2,877	12	—
Consumer	19	21	19	23	—	—

Total	$9,413	$9,510	$1,920	$11,273	$34	$—

Impaired loans without related allowance(1) (3):
Commercial mortgage	$343	$364	$—	$364	$4	$—
Home equity lines and loans	1,727	1,795	—	2,042	3	—
Residential mortgage	7,992	8,311	—	8,231	204	—
Construction	1,317	1,317	—	1,376	44	—
Commercial and industrial	845	845	—	846	10	—

Total	$12,224	$12,632	$—	$12,859	$265	$—

Grand total	$21,637	$22,142	$1,920	$24,132	$299	$—

(1)	The table above does not include the recorded investment of $223 thousand of impaired leases without a related allowance for loan and lease losses.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2012
Impaired loans with related Allowance:
Home equity lines and loans	$1,261	$1,321	$217
Residential mortgage	4,778	4,793	667
Construction	2,564	2,564	543
Commercial and industrial	3,357	3,383	919
Consumer	7	8	8

Total	$11,967	$12,069	$2,354

Impaired loans without related Allowance(1):
Commercial mortgage	$541	$574	$—
Home equity lines and loans	2,142	2,223	—
Residential mortgage	4,433	4,741	—
Construction	2,067	2,317	—
Commercial and industrial	640	639	—

Total	$9,823	$10,494	$—

Grand total	$21,790	$22,563	$2,354

(1)	The table above does not include the recorded investment of $168 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal

Note 6 - Deposits

The following table details the components of deposits:

(dollars in thousands)	September 30, 2013	December 31, 2012

Savings accounts	$137,431	$129,091
Interest-bearing checking accounts	244,826	270,279
Market-rate accounts	548,011	559,470
Wholesale non-maturity deposits	57,195	45,162
Wholesale time deposits	23,127	12,421
Time deposits	145,119	218,586

Total interest-bearing deposits	1,155,709	1,235,009
Non-interest-bearing deposits	394,947	399,673

Total deposits	$1,550,656	$1,634,682

Note 7 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012
Overnight fed funds	$25,000	$—
Short-term FHLB advances	38,000	—
Repurchase agreements	12,588	9,403

Total short-term borrowings	$75,588	$9,403

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at period-end	$75,588	$19,029	$75,588	$19,029
Maximum amount outstanding at any month-end	75,588	19,029	75,588	19,029
Average balance outstanding during the period	14,995	13,695	13,455	13,621
Weighted-average interest rate:
As of period-end	0.33%	0.44%	0.34%	0.44%
Paid during the period	0.15%	0.16%	0.12%	0.17%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	September 30, 2013	December 31, 2012
Within one year	$3,903	$35,458
Over one year through five years	172,742	104,244
Over five years through ten years	15,000	21,613

Total	$191,645	$161,315

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted Average Rate	Interest Rate		Balance
Description	From	To		From	To	September 30, 2013	December 31, 2012
Fixed amortizing	04/08/15	04/08/15	3.61%	3.61%	3.61%	$2,485	$4,285
Adjustable amortizing	12/31/16	12/31/16	3.25%	3.25%	3.25%	7,637	9,400
Bullet maturity - fixed rate	03/23/15	12/19/19	1.40%	0.58%	2.44%	135,000	90,000
Bullet maturity - variable rate	06/25/15	11/18/17	0.46%	0.46%	0.46%	25,000	15,000
Convertible-fixed(2)	01/03/18	08/20/18	2.47%	2.21%	2.62%	21,523	42,630

Total						$191,645	$161,315

(1)	Maturity range refers to September 30, 2013 balances
(2)

FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of September 30, 2013, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2013. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of September 30, 2013 the Corporation had a maximum borrowing capacity with the FHLB of approximately $826.4 million, of which the unused capacity was $589.9 million. In addition, there were unused capacities of $39.0 million in overnight federal funds line, $88.5 million of Federal Reserve Discount Window borrowings and $3.0 million in a revolving line of credit from a correspondent bank as of September 30, 2013. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $12.6 million at September 30, 2013, and $10.8 million at December 31, 2012. The carrying amount of the FHLB capital stock approximates its redemption value.

Note 8 - Derivatives and Hedging Activities

In December 2012, the Corporation entered into a forward-starting interest rate swap to hedge the cash flows of a $15 million floating-rate FHLB borrowing. The interest rate swap involves the exchange of the Corporation’s floating rate interest payments on the underlying principal amount. This swap was designated, and qualified, for cash-flow hedge accounting. The term of the swap begins November 30, 2015 and ends November 28, 2022. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in the periods in which the hedged forecasted transaction affects earnings.

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of September 30, 2013:

(dollars in thousands)					Current		Fair Value of
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Projected Receive Rate	Pay Fixed Swap Rate	Derivative Position
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	3.301%	2.376%	$889

As of December 31, 2012:

(dollars in thousands)					Current		Fair Value of
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Projected Receive Rate	Pay Fixed Swap Rate	Derivative Position
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.338%	2.376%	$(36)

For the three and nine months ended September 30, 2013, there have been no reclassifications of the interest-rate swap’s fair value from other comprehensive income to earnings. The Corporation held no derivatives during the three and nine months ended September 30, 2012.

Note 9 - Stock-Based Compensation

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

The following table provides information about options outstanding for the three months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, June 30, 2013	688,476	$20.69	$4.69
Granted	11,475	$21.24	$4.83
Forfeited	—	$—	$—
Expired	(250)	$22.00	$4.90
Exercised	(39,600)	$20.45	$4.64

Options outstanding, September 30, 2013	660,101	$20.72	$4.70

The following table provides information about options outstanding for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2012	784,226	$20.40	$4.62
Granted	11,475	$21.24	$4.83
Forfeited	(650)	$19.65	$4.62
Expired	(250)	$22.00	$4.90
Exercised	(134,700)	$18.93	$4.22

Options outstanding, September 30, 2013	660,101	$20.72	$4.70

The following table provides information about unvested options for the three months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, June 30, 2013	80,106	$19.89	$4.65
Granted	11,475	$21.24	$4.83
Vested	(61,435)	$20.93	$4.79
Forfeited	—	$—	$—

Unvested options, September 30, 2013	30,146	$18.27	$4.42

The following table provides information about unvested options for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, December 31, 2012	80,756	$19.89	$4.65
Granted	11,475	$21.24	$4.83
Vested	(61,435)	$20.93	$4.79
Forfeited	(650)	$19.65	$4.62

Unvested options, September 30, 2013	30,146	$18.27	$4.42

For the three and nine months ended September 30, 2013, the Corporation recognized $65 thousand and $153 thousand, respectively, of expense related to stock options. As of September 30, 2013, the total not-yet-recognized compensation expense of unvested stock options was $89 thousand. This expense will be recognized over a weighted average period of 0.9 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three months ended September 30, 2013 and 2012 are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Proceeds from exercise of stock options	$810	$162	$2,550	$1,362
Related tax benefit recognized	75	27	231	107

Net proceeds of options exercised	$885	$189	$2,781	$1,469

Intrinsic value of options exercised	$215	$38	$661	$269

The following table provides information about options outstanding and exercisable at September 30, 2013:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	660,101	629,955
Weighted average exercise price	$20.72	$20.83
Aggregate intrinsic value	$4,127	$3,865
Weighted average contractual term in years	3.3	3.1

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs and PSAs under the 2007 LTIP and 2010 LTIP Plans.

The compensation expense for the RSAs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period. Stock restrictions are subject to alternate vesting for death and disability and retirement.

For the three and nine months ended September 30, 2013, the Corporation recognized $34 thousand and $163 thousand, respectively, of expense related to the Corporation’s RSAs. As of September 30, 2013, there was $570 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 1.8 years.

For the three and nine months ended September 30, 2013, the Corporation recorded excess tax benefits to additional paid in capital of $8 thousand and $12 thousand related to the vesting of restricted stock awards.

The following table details the unvested RSAs for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	46,815	$18.89	56,631	$19.15
Granted	6,665	22.50	6,665	22.50
Vested	(2,980)	16.78	(9,115)	19.20
Forfeited	—	—	(3,681)	20.38

Ending balance	50,500	$19.49	50,500	$19.49

The compensation expense for PSAs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three and nine months ended September 30, 2013, the Corporation recognized $46 thousand and $299 thousand of expense related to the PSAs. As of September 30, 2013, there was $1.7 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.1 years.

For the three and nine months ended September 30, 2013, the Corporation recorded excess tax benefits to additional paid in capital of $320 thousand and $320 thousand related to the vesting of performance stock awards.

The following table details the unvested PSAs for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	184,191	$10.62	185,766	$10.62
Granted	75,714	13.36	75,714	13.36
Vested	(54,925)	9.64	(54,925)	9.64
Forfeited	—	—	(1,575)	10.77

Ending balance	204,980	$11.90	204,980	$11.90

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$18	$67	$—	$—	$—	$—
Interest cost	40	61	371	394	8	9
Expected return on plan assets	—	—	(745)	(701)	—	—
Amortization of transition obligation	—	—	—	—	—	7
Amortization of prior service costs	3	21	—	—	—	—
Amortization of net loss	13	22	431	447	19	19
Gain on curtailment	—	—	—	—	—	—

Net periodic benefit cost	$74	$171	$57	$140	$27	$35

	Nine Months Ended September 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$54	$201	$—	$—	$—	$—
Interest cost	119	183	1,114	1,183	22	27
Expected return on plan assets	—	—	(2,236)	(2,103)	—	—
Amortization of transition obligation	—	—	—	—	—	20
Amortization of prior service costs	10	62	—	—	—	—
Amortization of net loss	39	68	1,293	1,340	58	58
Gain on curtailment	(690)	—	—	—	—	—

Net periodic benefit cost	$(468)	$514	$171	$420	$80	$105

QDBP: No contributions to the QDBP were made for the three and nine months ended September 30, 2013.

SERP I and SERP II: The Corporation accrued $36 thousand and $109 thousand during the three and nine months ended September 30, 2013, respectively, and is expected to accrue an additional $36 thousand to the SERP I and SERP II plans for the remaining three months of 2013.

SERP III: The Corporation accrued $22 thousand and $66 thousand during the three and nine months ended September 30, 2013, respectively, to SERP III and is expected to accrue an additional $ 22 thousand for the remaining three months of 2013.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

Note 11 - Segment Information

The Corporation aggregates certain of its operations and has identified two segments as follows: Banking and Wealth Management.

The following tables detail segment information for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$18,532	$1	$18,533	$15,950	$1	$15,951
Less: loan loss provision	959	—	959	1,000	—	1,000

Net interest income after loan loss provision	17,573	1	17,574	14,950	1	14,951

Other income:
Fees for wealth management services	—	8,635	8,635	—	7,993	7,993
Service charges on deposit accounts	627	—	627	634	—	634
Loan servicing and other fees	481	—	481	432	—	432
Net gain on sale of loans	578	—	578	1,837	—	1,837
Net gain on sale of available for sale securities	—	—	—	416	—	416
Net loss on sale of other real estate owned	(1)	—	(1)	(45)	—	(45)
BOLI income	72	—	72	107	—	107
Other operating income	947	48	995	833	41	874

Total other income	2,704	8,683	11,387	4,214	8,034	12,248

Other expenses:
Salaries & wages	5,986	3,026	9,012	5,799	2,904	8,703
Employee benefits	1,196	700	1,896	1,243	660	1,903
Occupancy & equipment	1,267	379	1,646	1,124	364	1,488
Amortization of intangible assets	78	580	658	71	598	669
Professional fees	609	27	636	537	72	609
Other operating expenses	4,812	663	5,475	4,594	923	5,517

Total other expenses	13,948	5,375	19,323	13,368	5,521	18,889

Segment profit	6,329	3,309	9,638	5,796	2,514	8,310
Intersegment (revenues) expenses*	(19)	19	—	(128)	128	—

Pre-tax segment profit after eliminations	$6,310	$3,328	$9,638	$5,668	$2,642	$8,310

% of segment pre-tax profit after eliminations	65.5%	34.5%	100.0%	68.2%	31.8%	100.0%

Segment assets (dollars in millions)	$2,017	$42	$2,059	$1,769	$46	$1,815

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$53,863	$2	$53,865	$47,836	$3	$47,839
Less: loan loss provision	2,763	—	2,763	3,003	—	3,003

Net interest income after loan loss provision	51,100	2	51,102	44,833	3	44,836

Other income:
Fees for wealth management services	—	26,078	26,078	—	21,433	21,433
Service charges on deposit accounts	1,807	—	1,807	1,823	—	1,823
Loan servicing and other fees	1,380	—	1,380	1,303	—	1,303
Net gain on sale of loans	3,588	—	3,588	4,311	—	4,311
Net gain on sale of available for sale securities	2	—	2	1,132	—	1,132
Net loss on sale of other real estate owned	(194)	—	(194)	(86)	—	(86)
BOLI income	270	—	270	330	—	330
Other operating income	3,051	138	3,189	2,903	67	2,970

Total other income	9,904	26,216	36,120	11,716	21,500	33,216

Other expenses:
Salaries & wages	17,898	9,010	26,908	16,294	7,989	24,283
Employee benefits	4,235	2,198	6,433	4,239	1,847	6,086
Occupancy & equipment	3,994	1,130	5,124	3,001	1,257	4,258
Amortization of intangible assets	237	1,741	1,978	218	1,520	1,738
Professional fees	1,732	143	1,875	1,672	165	1,837
Other operating expenses	15,082	2,682	17,764	13,602	2,008	15,610

Total other expenses	43,178	16,904	60,082	39,026	14,786	53,812

Segment profit	17,826	9,314	27,140	17,523	6,717	24,240
Intersegment (revenues) expenses*	(323)	323	—	(368)	368	—

Pre-tax segment profit after eliminations	$17,503	$9,637	$27,140	$17,155	$7,085	$24,240

% of segment pre-tax profit after eliminations	64.5%	35.5%	100.0%	70.8%	29.2%	100.0%

Segment assets (dollars in millions)	$2,017	$42	$2,059	$1,769	$46	$1,815

Other segment information:

Wealth Management Segment Information

	(dollars in millions)
	September 30, 2013	December 31, 2012
Assets under management, administration, supervision and brokerage	$7,082.9	$6,663.2

Note 12 - Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(dollars in thousands)	2013	2012
Balance, beginning of period	$4,790	$4,220
Additions	174	385
Amortization	(187)	(243)
Recovery	—	—
Impairment	(33)	(105)

Balance, end of period	$4,744	$4,257

Fair value	$5,622	$4,279

Loans serviced for others	$627,058	$583,859

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Balance, beginning of period	$4,491	$4,041
Additions	883	1,016
Amortization	(617)	(718)
Recovery	91	109
Impairment	(104)	(191)

Balance, end of period	$4,744	$4,257

Fair value	$5,622	$4,279

Loans serviced for others	$627,058	$583,859

As of September 30, 2013 and December 31, 2012, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012
Fair value amount of MSRs	$5,622	$4,638
Weighted average life (in years)	6.1	4.8
Prepayment speeds (constant prepayment rate)*	11.9	15.9
Impact on fair value:
10% adverse change	$(220)	$(230)
20% adverse change	$(426)	$(442)
Discount rate	10.50%	10.50%
Impact on fair value:
10% adverse change	$(220)	$(158)
20% adverse change	$(424)	$(306)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

Note 13 - Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008, First Keystone Financial, Inc. (“FKF”) in July, 2010, the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in May, 2011, DTC in May, 2012 and the FBD Transaction in November, 2012 are detailed below:

(dollars in thousands)	Balance December 31, 2012	Additions/ Adjustments	Amortization	Balance September 30, 2013	Amortization Period

Goodwill - Wealth segment	$20,466	$(54)	$—	$20,412	Indefinite
Goodwill - Banking segment	12,431	—	—	12,431	Indefinite

Total	$32,897	$(54)	$—	$32,843

Core deposit intangible	$1,654	$—	$(237)	$1,417	10 Years
Customer relationships	14,890	—	(971)	13,919	10 to 20 Years
Non compete agreements	4,244	—	(770)	3,474	5 to 5 1/2 Years
Trade name	1,210	—	—	1,210	Indefinite

Total	$21,998	$—	$(1,978)	$20,020

Grand total	$54,895	$(54)	$(1,978)	$52,863

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2012 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three months ended September 30, 2013, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 14 - Accumulated Other Comprehensive Loss

The following tables detail the components of accumulated other comprehensive (loss) income for the three and nine month periods ended September 30, 2013 and 2012:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, June 30, 2013	$(123)	$577	$(11,559)	$(11,105)
Net change	50	—	246	296

Balance, September 30, 2013	$(73)	$577	$(11,313)	$(10,809)

Balance, June 30, 2012	$2,735	$—	$(12,613)	$(9,878)
Net change	951	—	272	1,223

Balance, September 30, 2012	$3,686	$—	$(12,341)	$(8,655)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$3,164	$(24)	$(13,218)	$(10,078)
Net change	(3,237)	601	1,905	(731)

Balance, September 30, 2013	$(73)	$577	$(11,313)	$(10,809)

Balance, December 31, 2011	$1,792	$—	$(13,157)	$(11,365)
Net change	1,894	—	816	2,710

Balance, September 30, 2012	$3,686	$—	$(12,341)	$(8,655)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss for the three and nine month periods ended September 30, 2013 and 2012:

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Three Months Ended September 30,
	2013	2012
Net unrealized gain on investment securities available for sale:

Realization of gain on sale of investment securities available for sale	$—	$(416)	Net gain on sale of available for sale investment securities
	—	(146)	Less: income tax expense

	$—	$(270)	Net of income tax

Unfunded pension liability:

Amortization of net loss included in net periodic pension costs*	$463	$488	Employee benefits

Amortization of prior service cost included in net periodic pension costs*	3	21	Employee benefits
Amortization of transition obligation included in net periodic pension costs*	—	7	Employee benefits

	466	516	Total expense before income tax benefit
	163	181	Less: income tax benefit

	$303	$335	Net of income tax

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Nine Months Ended September 30,
	2013	2012
Net unrealized gain on investment securities available for sale:

Realization of gain on sale of investment securities available for sale	$(2)	$(1,132)	Net gain on sale of available for sale investment securities
	(1)	(396)	Less: income tax expense

	$(1)	$(736)	Net of income tax

Unfunded pension liability:

Amortization of net loss included in net periodic pension costs*	$1,390	$1,466	Employee benefits

Amortization of prior service cost included in net periodic pension costs*	10	62	Employee benefits

Amortization of transition obligation included in net periodic pension costs*	—	20	Employee benefits
Gain on curtailment of SERP II	(690)	—	Net gain on curtailment of nonqualified pension plan

	710	1,548	Total expense before income tax benefit
	249	703	Less: income tax benefit

	$461	$845	Net of income tax

*	Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 - Pension and Other Post-Retirement Benefit Plans

Note 15 - Shareholders’ Equity

Dividend

During the third quarter of 2013, the Corporation declared and paid a regular quarterly dividend of $0.17 per share. This payment totaled $2.3 million, based on outstanding shares at August 6, 2013 of 13,545,713. On October 24, 2013, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.18 per share payable December 1, 2013 to shareholders of record as of November 6, 2013.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the nine months ended September 30, 2013, the Corporation issued 6,924 shares and raised $161 thousand through the Plan.

Options

In addition to shares issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the nine months ended September 30, 2013, 134,700 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $2.6 million.

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by taxing authorities for years before 2010.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the three or nine month periods ended September 30, 2013 or 2012. There were no reserves for uncertain income tax positions recorded during the three or nine month periods ended September 30, 2013 or 2012.

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

The value of the investment portfolio is determined using three broad levels of inputs:

Level 1 - Quoted prices in active markets for identical securities.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 - Instruments whose significant value drivers are unobservable.

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at September 30, 2013 and December 31, 2012 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring and non-recurring basis as of September 30, 2013:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities available for sale:
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agencies	90.9	—	90.9	—
Obligations of state & political subdivisions	40.1	—	40.1	—
Mortgage-backed securities	124.3	—	124.3	—
Collateralized mortgage obligations	47.3	—	47.3	—
Mutual funds	11.5	11.5	—	—
Other investments	5.7	—	5.7	—

Total investment securities available for sale	319.9	11.6	308.3	—
Trading securities	2.4	—	2.4	—

Total assets measured on a recurring basis at fair value	$322.3	$11.6	$310.7	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$0.8	$—	$—	$0.8
Impaired loans and leases	18.1	—	—	18.1
Other real estate owned (“OREO”)	1.3	—	—	1.3

Total assets measured on a non-recurring basis at fair value	$20.2	$—	$—	$20.2

Fair value of assets measured on a recurring and non-recurring basis as of December 31, 2012:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities available for sale:
Obligations of the U.S. government agencies	$73.9	$—	$73.9	$—
Obligations of state & political subdivisions	30.4	—	30.4	—
Mortgage-backed securities	131.8	—	131.8	—
Collateralized mortgage obligations	62.7	—	62.7	—
Mutual funds	13.6	13.6	—	—
Other investments	4.2	—	4.2	—

Total investment securities available for sale	316.6	13.6	303.0	—
Trading securities	1.4	—	1.4	—

Total assets measured on a recurring basis at fair value	$318.0	$13.6	$304.4	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$0.9	$—	$—	$0.9
Impaired loans and leases	19.7	—	—	19.7
OREO	0.9	—	—	0.9

Total assets measured on a non-recurring basis at fair value	$21.5	$—	$—	$21.5

During the three and nine months ended September 30, 2013 a net increase of $256 thousand and a net decrease of $188 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the nine months ended September 30, 2013.

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

Long-term FHLB Advances and Other Borrowings

The fair value of long-term FHLB advances (with original maturities of greater than one year) and other borrowings, which include an $7.6 million term loan from a correspondent bank, is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

	Fair Value Hierarchy Level*	As of September 30, 2013		As of December 31 2012
(dollars in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$96,161	$96,161	$175,686	$175,686
Investment securities, available for sale	See Note 17	319,917	319,917	316,614	316,614
Investment securities, trading	Level 2	2,357	2,357	1,447	1,447
Loans held for sale	Level 2	1,284	1,284	3,412	3,482
Net portfolio loans and leases	Level 3	1,484,988	1,473,844	1,384,031	1,412,619
Mortgage servicing rights	Level 3	4,744	5,622	4,491	4,638
Other assets	Level 3	22,629	22,629	21,735	21,735

Total financial assets		$1,932,080	$1,921,814	$1,907,416	$1,936,221

Financial liabilities:
Deposits	Level 2	$1,550,656	$1,550,683	$1,634,682	$1,635,374
Short-term borrowings	Level 2	75,588	75,588	9,403	9,403
Long-term FHLB advances and other borrowings	Level 2	191,645	191,190	161,315	164,273
Other liabilities	Level 2	23,323	23,323	26,921	26,921

Total financial liabilities		$1,841,212	$1,840,784	$1,832,321	$1,835,971

*	see Note 17 for a description of fair value hierarchy levels

Note 19 - New Accounting Pronouncements

FASB ASU No. 2013-02 - Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02 - Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income which requires entities to disclose, for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012; early adoption is allowed. The Corporation has adopted ASU 2013-02 with no impact on its financial condition and results of operations.

FASB ASU No. 2013-10 - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB issued ASU 2013-10 - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes which permits the uses of this alternative benchmark interest rate, in addition to the U.S. government rate (UST) and London Interbank Offered Rate (LIBOR), as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, Derivatives and Hedging. The Corporation currently uses LIBOR as a benchmark for hedge accounting purposes. As such, Management does not expect ASU 2013-10 to have any impact on its financial condition and results of operations.

FASB ASU No. 2013-11 - Presentation of an Unrecognized Tax Benefit When a Net Operation Loss Carryforward , a Similar Tax Loss, or a Tax Credit Exists

In July 2013, the FASB issued ASU 2013-11 - Presentation of an Unrecognized Tax Benefit When a Net Operation Loss carryforward, a Similar Tax Loss, or a Tax Credit Exists which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The Corporation does not currently have an NOL carryforward. As such, Management does not expect ASU 2013-11 to have any impact on its financial condition and results of operations.

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide community banking, business banking, residential mortgage lending, consumer and commercial lending and insurance services to customers through its 19 full-service branches and seven limited-hour retirement community offices located throughout the Montgomery, Delaware and Chester counties of Pennsylvania and New Castle county in Delaware. The Corporation and its subsidiaries also provide wealth management services through their network of Wealth Management offices located in Bryn Mawr, Devon and Hershey, Pennsylvania as well as Greenville, Delaware. The Corporation’s stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

Acquisition of the Davidson Trust Company

On May 15, 2012, the Corporation acquired the Davidson Trust Company (“DTC”) for $10.5 million, including $7.35 million cash paid at closing and $3.15 million of contingent cash payments that were to be paid November 14, 2012, May 14, 2013 and November 14, 2013, subject to certain post-closing contingencies relating to the assets under management. None of the three contingent cash payments was to exceed $1.05 million. Two of the three contingent payments were made on November 14, 2012 and May 14, 2013, each in the amount of $1.05 million. The third, and final, contingent payment will be made on November 14, 2013 in the amount of $1.05 million.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, and the changes in its financial condition as of September 30, 2013 as compared to December 31, 2012. More detailed information related to these highlights can be found in the sections that follow.

Impact of Recent Acquisitions

In general, the results of operations for the three and nine months ended September 30, 2013, as compared to the same periods in 2012 were impacted by the November 2012 FBD Transaction and the May 2012 acquisition of DTC.

Three Month Results

•

Net income for the three months ended September 30, 2013 was $6.4 million, an increase of $976 thousand as compared to net income of $5.4 million for the same period in 2012. Diluted earnings per share of $0.47 for the three months ended September 30, 2013 was $0.06 increase from the same period in 2012.

•

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended September 30, 2013 were 11.92% and 1.29%, respectively, as compared to ROE and ROA of 10.93% and 1.18%, respectively, for the same period in 2012.

•	Tax-equivalent net interest income increased $2.6 million, or 16.2%, to $18.6 million for the three months ended September 30, 2013, as compared to $16.0 million for the same period in 2012.

•	The provision for loan and lease losses (the “Provision”) for the three months ended September 30, 2013 was $959 thousand as compared to $1.0 million for the same period in 2012.

•	Non-interest income of $11.4 million for the three months ended September 30, 2013 decreased $861 thousand, or 7.0%, as compared to $12.2 million for the same period in 2012.

•

Included in non-interest income, fees for wealth management services of $8.6 million for the three months ended September 30, 2013 increased $642 thousand, or 8.0%, as compared to $8.0 million for the same period in 2012. Also, gains on sale of residential mortgage loans and investment securities available for sale declined by $1.3 million and $416 thousand, respectively, between the periods.

•	Non-interest expense of $19.3 million for the three months ended September 30, 2013 increased $434 thousand, or 2.3%, as compared to $18.9 million for the same period in 2012.

Nine Month Results

•

Net income for the nine months ended September 30, 2013 was $18.0 million, an increase of $2.1 million as compared to net income of $15.8 million for the same period in 2012. Diluted earnings per share of $1.33 for the nine months ended September 30, 2013 was a $0.13 increase from the same period in 2012.

•	ROE and ROA for the nine months ended September 30, 2013 were 11.48% and 1.21%, respectively, as compared to ROE and ROA of 11.06% and 1.17%, respectively, for the same period in 2012.

•	Tax-equivalent net interest income increased $6.1 million, or 12.7%, to $54.2 million for the nine months ended September 30, 2013, as compared to $48.1 million for the same period in 2012.

•	The Provision for the nine months ended September 30, 2013 was $2.8 million, a decrease of $240 thousand from the same period in 2012.

•	Non-interest income of $36.1 million for the nine months ended September 30, 2013 increased $2.9 million, or 8.7%, as compared to $33.2 million for the same period in 2012.

•

Included in non-interest income, fees for wealth management services of $26.1 million for the nine months ended September 30, 2013 increased $4.6 million, or 21.7%, as compared to $21.4 million for the same period in 2012. Also, gains on sale of residential mortgage loans and investment securities available for sale declined by $723 thousand and $1.1 million, respectively, between the periods.

•	Non-interest expense of $60.1 million for the nine months ended September 30, 2013 increased $6.3 million, or 11.7%, as compared to $53.8 million for the same period in 2012.

Changes in Financial Condition

•	Total assets of $2.06 billion as of September 30, 2013 decreased $23.1 million from $2.04 billion as of December 31, 2012.

•	Shareholders’ equity of $217.8 million as of September 30, 2013 increased $14.2 million from $203.6 million as of December 31, 2012.

•	Total portfolio loans and leases as of September 30, 2013 were $1.50 billion, an increase of $101.6 million from the December 31, 2012 balance.

•

Total non-performing loans and leases of $10.6 million represented 0.71% of portfolio loans and leases as of September 30, 2013 as compared to $14.8 million, or 1.06% of portfolio loans and leases as of December 31, 2012.

•	The $15.0 million Allowance, as of September 30, 2013, represented 1.00% of portfolio loans and leases, as compared to $14.4 million, or 1.03% of portfolio loans as of December 31, 2012.

•	Total deposits of $1.55 billion as of September 30, 2013 decreased $84.0 million, or 5.1%, from $1.63 billion as of December 31, 2012.

•	Wealth Management assets under management, administration, supervision and brokerage as of September 30, 2013 were $7.08 billion, an increase of $419.7 million from December 31, 2012.

Key Performance Indicators

Key financial performance indicators for the three and nine months ended September 30, 2013 and 2012 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Annualized return on average equity	11.92%	10.93%	11.48%	11.06%
Annualized return on average assets	1.29%	1.18%	1.21%	1.17%
Efficiency ratio[1]	64.58%	66.98%	66.77%	66.39%
Efficiency ratio[1], excluding due diligence and merger-related expenses	63.49%	65.86%	64.85%	64.61%
Tax-equivalent net interest margin	4.05%	3.78%	3.96%	3.84%
Diluted earnings per share	$0.47	$0.41	$1.33	$1.20
Dividend per share	$0.17	$0.16	$0.51	$0.48
Dividend payout ratio[2]	36.00%	39.52%	38.27%	40.30%

[1]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.
[2]	The dividend payout ratio is calculated by dividing dividends paid (or accrued) by net income.

The following table presents certain key period-end balances and ratios as of September 30, 2013 and December 31, 2012:

(dollars in millions, except per share amounts)	September 30, 2013	December 31, 2012
Book value per share	$16.07	$15.17
Tangible book value per share	$12.17	$11.08
Allowance as a percentage of loans and leases	1.00%	1.03%
Tier I capital to risk weighted assets	11.33%	11.02%
Tangible common equity ratio	8.30%	7.60%
Loan to deposit ratio	96.8%	85.8%
Wealth assets under management, administration, supervision and brokerage	$7,082.9	$6,663.2
Portfolio loans and leases	$1,500.0	$1,398.5
Total assets	$2,059.0	$2,035.9
Shareholders’ equity	$217.8	$203.6

The following sections discuss, in detail, the Corporation’s results of operations for the three and nine months ended September 30, 2013, as compared to the same period in 2012, and the changes in its financial condition as of September 30, 2013 as compared to December 31, 2012.

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

NET INTEREST INCOME

Tax-Equivalent Net Interest Income

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and nine month periods ended September 30, 2013 and 2012, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods indicated, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended September 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$35,589	$21	0.23%	$53,767	$34	0.25%
Investment securities - available for sale:
Taxable	284,558	988	1.38%	309,570	960	1.23%
Non-taxable(3)	39,860	159	1.58%	18,481	82	1.77%

Total investment securities - available for sale	324,418	1,147	1.40%	328,051	1,042	1.26%
Investment securities - trading	2,182	7	1.27%	1,343	5	1.48%
Loans and leases(1)(2)(3)	1,464,359	18,755	5.08%	1,303,783	17,089	5.21%

Total interest-earning assets	1,826,548	19,930	4.33%	1,686,944	18,170	4.28%
Cash and due from banks	12,497			12,922
Allowance for loan and lease losses	(14,653)			(13,337)
Other assets	151,204			146,274

Total assets	$1,975,596			$1,832,803

Liabilities:
Savings, NOW, and market rate accounts	$944,963	419	0.18%	$849,966	567	0.27%
Wholesale deposits	58,715	55	0.37%	49,765	55	0.44%
Time deposits	152,788	165	0.43%	178,711	315	0.70%

Total interest-bearing deposits	1,156,466	639	0.22%	1,078,442	937	0.35%
Subordinated debentures	—	—	—%	21,114	270	5.09%
Short-term borrowings	14,995	5	0.13%	13,273	5	0.15%
Long-term FHLB advances and other borrowings	163,818	643	1.56%	167,251	918	2.18%

Total borrowings	178,813	648	1.44%	201,638	1,193	2.35%

Total interest-bearing liabilities	1,335,279	1,287	0.38%	1,280,080	2,130	0.66%
Non-interest-bearing deposits	402,292			330,179
Other liabilities	24,904			25,100

Total non-interest-bearing liabilities	427,196			355,279

Total liabilities	1,762,475			1,635,359
Shareholders’ equity	213,121			197,444

Total liabilities and shareholders’ equity	$1,975,596			$1,832,803

Net interest spread			3.95%			3.62%
Effect of non-interest-bearing liabilities			0.10%			0.16%

Tax equivalent net interest income and margin on earning assets(3)		$18,643	4.05%		$16,039	3.78%

Tax-equivalent adjustment(3)		$110	0.02%		$88	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Tax-equivalent net interest income of $18.6 million for the three months ended September 30, 2013 increased $2.6 million, as compared to the same period in 2012. The increase in net interest income between the periods was largely related to a $160.6 million, or 12.3%, increase in average loans and leases. This increase was partially related to the acquisition of loans from FBD, which totaled $76.6 million at the time of the transaction, along with organic growth in the Corporation’s loan portfolio. This growth was concentrated in the commercial mortgage, commercial and industrial, and construction segments of the portfolio. In addition, the prepayments of $22.5 million of subordinated debt during the third and fourth quarters of 2012 and $20.0 million of Federal Home Loan Bank (“FHLB”) borrowings in January 2013, which resulted in a 91 basis point decline in rate paid on borrowings, coupled with the 13 basis point decline in rate paid on deposits, accounted for the $843 thousand decrease in interest expense for the three months ended September 30, 2013, as compared to the same period in 2012.

	For the Nine Months Ended September 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$70,681	$131	0.25%	$50,033	$86	0.23%
Investment securities - available for sale:
Taxable	286,964	2,721	1.27%	303,865	3,166	1.39%
Non-taxable(3)	37,505	429	1.53%	14,067	198	1.88%

Total investment securities - available for sale	324,469	3,150	1.30%	317,932	3,364	1.41%
Investment securities - trading	2,017	23	1.52%	1,442	21	1.94%
Loans and leases(1)(2)(3)	1,432,260	54,902	5.13%	1,299,135	51,419	5.27%

Total interest-earning assets	1,829,427	58,206	4.25%	1,668,542	54,890	4.38%
Cash and due from banks	12,884			12,242
Allowance for loan and lease losses	(14,657)			(13,270)
Other assets	151,038			143,563

Total assets	$1,978,692			$1,811,077

Liabilities:
Savings, NOW, and market rate accounts	$963,249	1,343	0.19%	$807,874	1,712	0.28%
Wholesale deposits	50,575	153	0.40%	68,922	199	0.38%
Time deposits	169,184	613	0.48%	197,607	1,217	0.82%

Total interest-bearing deposits	1,183,008	2,109	0.24%	1,074,403	3,128	0.39%
Subordinated debentures	—	—	—%	22,035	852	5.15%
Short-term borrowings	13,455	12	0.12%	13,244	14	0.14%
Long-term FHLB advances and other borrowings	154,386	1,906	1.65%	165,717	2,808	2.26%

Total borrowings	167,841	1,918	1.53%	200,996	3,674	2.43%

Total interest-bearing liabilities	1,350,849	4,027	0.40%	1,275,399	6,802	0.71%
Non-interest-bearing deposits	393,576			319,767
Other liabilities	24,874			24,508

Total non-interest-bearing liabilities	418,450			344,275

Total liabilities	1,769,299			1,619,674
Shareholders’ equity	209,393			191,403

Total liabilities and shareholders’ equity	$1,978,692			$1,811,077

Net interest spread			3.85%			3.67%
Effect of non-interest-bearing liabilities			0.11%			0.17%

Tax equivalent net interest income and margin on earning assets(3)		$54,179	3.96%		$48,088	3.84%

Tax-equivalent adjustment(3)		$314	0.02%		$248	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Tax-equivalent net interest income of $54.2 million for the nine months ended September 30, 2013 increased $6.1 million, as compared to the same period in 2012. The increase in net interest income between the periods was largely related to a $133.1 million, or 10.3%, increase in average loans and leases. This increase was partially related to the acquisition of loans from FBD, which totaled $76.6 million at the time of the transaction, along with organic growth in the Corporation’s loan portfolio. This growth was concentrated in the commercial mortgage, commercial and industrial, and construction segments of the portfolio. In addition, the prepayments of $22.5 million of subordinated debt during the third and fourth quarters of 2012 and $20.0 million of Federal Home Loan Bank (“FHLB”) borrowings in January 2013, which resulted in a 90 basis point decline in rate paid on borrowings, coupled with the 15 basis point decline in rate paid on deposits, accounted for the $2.8 million decrease in interest expense for the nine months ended September 30, 2013, as compared to the same period in 2012.

Tax-Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin increased 27 basis points to 4.05% for the three months ended September 30, 2013, from 3.78% for the same period in 2012. Average interest-earning assets increased $139.6 million, while average interest-bearing liabilities increased by $55.2 million. Largely accounting for the increase in average interest-earning assets was a $160.6 million increase in average loans and leases, partially offset by an $18.2 million decrease in average interest-bearing deposits with other banks. The acquisition of $76.6 million of loans from FBD in November 2012, along with strong loan originations in the commercial mortgage, commercial and industrial, and construction segments of the loan portfolio accounted for its significant growth. The increase in average interest-bearing liabilities for the three months ended September 30, 2013 as compared to the same period in 2012 was largely the result of a $78.0 million increase in interest-bearing deposits, whose average rate of interest fell from 35 basis points for the three months ended September 30, 2013 to 22 basis points for the same period in 2013. This decline in rate paid was the result of the Corporation’s continuing strategy of allowing higher-rate certificates of deposit to run off and be replaced with lower-costing market-rate, NOW and savings accounts.

The increase in interest-bearing deposits was partially offset by a $21.1 million decrease in average balances of subordinated debt that the Corporation elected to prepay during the last six months of 2012. In addition, $20.0 million of higher-rate FHLB advances were prepaid in January 2013, resulting in a 63 basis point decrease in rate paid on long-term FHLB advances and other borrowings between periods. The premiums and costs related to these prepayments totaled $873 thousand, which were recorded in the corresponding periods.

For the nine months ended September 30, 2013, the Corporation’s tax-equivalent net interest margin increased 12 basis points to 3.96% from 3.84% for the same period in 2012. Average interest-earning asset increases of $160.9 million outpaced average interest-bearing liabilities increases of only $75.5 million. The increase in interest-earning assets between the periods consisted primarily of a $133.1 million increase in average loans and leases and a $20.6 million increase in average interest-earning deposits with other banks. Due to the low yield earned on interest-bearing deposits with other banks and the 14 basis point decline in the tax-equivalent yield earned on the loans and leases, the tax-equivalent yield earned on interest-bearing assets declined by 13 basis points between periods.

The decline in tax-equivalent yield earned on interest-bearing assets was substantially offset by a 31 basis point decrease in rate paid on interest-bearing liabilities. The prepayment of subordinated debt and long-term FHLB advances in 2012 and January 2013, which resulted in a 90 basis point decrease in the rate paid on borrowings, along with the 16 basis point drop in rate paid on interest-bearing deposits, contributed to this overall reduction.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Tax-Equivalent Net Interest Margin
3rd Quarter 2013	4.33%	0.38%	3.95%	0.10%	4.05%
2nd Quarter 2013	4.27%	0.39%	3.88%	0.10%	3.98%
1st Quarter 2013	4.16%	0.43%	3.73%	0.12%	3.85%
4th Quarter 2012	4.27%	0.54%	3.73%	0.13%	3.86%
3rd Quarter 2012	4.28%	0.66%	3.62%	0.16%	3.78%

Rate/Volume Analysis (tax equivalent basis*)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the nine months ended September 30, 2013 as compared to the same period in 2012, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2013 Compared to 2012
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$(11)	$(2)	$(13)	$34	$11	$45
Investment securities	19	88	107	157	(369)	(212)
Loans and leases	2,122	(456)	1,666	5,214	(1,731)	3,483

Total interest income	$2,130	$(370)	$1,760	$5,405	$(2,089)	$3,316

Interest expense:
Savings, NOW and market rate accounts	$63	$(211)	$(148)	$310	$(679)	$(369)
Wholesale non-maturity deposits	11	(9)	2	(27)	(9)	(36)
Time deposits	(46)	(105)	(151)	(174)	(430)	(604)
Wholesale time deposits	(4)	2	(2)	(28)	18	(10)
Borrowed funds**	(153)	(392)	(545)	(632)	(1,122)	(1,754)

Total interest expense	(129)	(715)	(844)	(551)	(2,222)	(2,773)

Interest differential	$2,259	$345	$2,604	$5,956	$133	$6,089

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include subordinated debentures, short-term borrowings, long-term FHLB advances and other borrowings.

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to minimize exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities through the management of its investment portfolio, its offerings of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, and Institutional Deposit Corporation (“IDC”).

The Corporation uses several tools to manage its interest rate risk including interest rate sensitivity analysis, or gap analysis, market value of portfolio equity analysis, interest rate simulations under various rate scenarios and time periods and tax-equivalent net interest margin reports. The results of these reports are compared to limits established by the Corporation’s ALCO policies and appropriate adjustments are made if the results are outside the established limits.

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

Summary of 12-Month Interest Rate Simulation

(dollars in thousands)	Change in Net Interest Income Over Next Twelve Months as of September 30, 2013
Change in Interest Rates:	Amount	Percentage
+300 basis points	$3,859	5.18%
+200 basis points	$1,932	2.60%
+100 basis points	$373	0.50%
-100 basis points	$(1,373)	(1.84)%

The interest rate simulation above suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2013, suggesting that an increase in interest rates will have a positive impact on net interest income over the next 12 months, while a decrease in interest rates will negatively impact net interest income. In this simulation, net interest income will increase if rates increase 100, 200 or 300 basis points. However, the 100-basis point-increase scenario indicates a less significant increase in net interest income over the next 12 months, than the other scenarios, as the Corporation has interest rate floors on many of its portfolio loans, and as such, those loans would not experience the full 100 basis point increase. In addition, the Corporation’s internal prime loan rate is set, as of September 30, 2013, at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%. The 100-basis point decrease scenario shows a $1.4 million, or 1.84%, decrease in net interest income over the next twelve months as some of the Corporation’s interest-bearing liabilities bear rates of interest below 1.00% and therefore would not be able to absorb the entire decrease. The four scenarios above are directionally consistent with the June 30, 2013 simulations.

The Corporation is evaluating the merits of offering interest rate swap products to its borrowers as a means to increase the volume of floating-rate loans in its portfolio, while remaining competitive in the marketplace.

The interest rate simulation is an estimate based on assumptions, which are derived from past behavior of customers, along with expectations of their future behavior relative to interest rate changes and other factors. In today’s uncertain economic environment and the current extended period of very low interest rates, the reliability of the Corporation’s interest rate simulation model is more uncertain than in other periods. Actual customer behavior relative to the simulated interest rate changes may be significantly different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of September 30, 2013:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$36.9	$—	$—	$—	$—	$36.9
Money market funds	34.3	—	—	—	—	34.3
Investment securities - available for sale	53.1	52.9	151.9	62.0	—	319.9
Investment securities - trading	2.4	—	—	—	—	2.4
Loans and leases(1)	430.2	169.1	644.8	257.1	—	1,501.2
Allowance for loan and lease losses	—	—	—	—	(15.0)	(15.0)
Cash and due from banks	—	—	—	—	25.0	25.0
Other assets	—	—	—	—	154.3	154.3

Total assets	$556.9	$222.0	$796.7	$319.1	$164.3	$2,059.0

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$25.9	$77.6	$109.1	$182.4	$—	$395.0
Savings, NOW and market rate	66.6	199.7	458.7	205.3	—	930.3
Time deposits	50.2	57.9	36.8	0.2	—	145.1
Wholesale non-maturity deposits	57.2	—	—	—	—	57.2
Wholesale time deposits	7.8	5.4	10.0	—	—	23.2
Short-term borrowings	75.6	—	—	—	—	75.6
Long-term FHLB advances and other borrowings	33.0	1.2	146.9	10.5	—	191.6
Other liabilities	—	—	—	—	23.3	23.3
Shareholders’ equity	7.8	23.3	124.4	62.2	—	217.7

Total liabilities and shareholders’ equity	$324.1	$365.1	$885.9	$460.6	$23.3	$2,059.0

Interest-earning assets	$556.9	$222.0	$796.7	$319.1	$—	$1,894.7
Interest-bearing liabilities	290.4	264.2	652.4	216.0	—	1,423.0

Difference between interest-earning assets and interest-bearing liabilities	$266.5	$(42.2)	$144.3	$103.1	$—	$471.7

Cumulative difference between interest earning assets and interest-bearing liabilities	$266.5	$224.3	$368.6	$471.7	$—	$471.7

Cumulative earning assets as a % of cumulative interest bearing liabilities	192%	140%	131%	133%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset-sensitive in the immediate to 90-day time frame and may experience an increase in net interest income during that time period if rates rise. It should be noted that the gap analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. Conversely, if rates decline, net interest income may decline. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at June 30, 2013.

However, the Corporation is less asset-sensitive over the 12-month time horizon as of September 30, 2013 as compared to June 30, 2013, as there was a larger percentage of fixed rate loans in the portfolio as of September 30, 2013 than there was in the portfolio as of June 30, 2013.

PROVISION FOR LOAN AND LEASE LOSSES

For a general discussion of the allowance for loan and lease losses, and our policies related thereto, refer to page 39 of the Corporation’s 2012 Annual Report on Form 10-K.

Asset Quality and Analysis of Credit Risk

As of September 30, 2013, total non-performing loans and leases decreased by $4.2 million, to $10.6 million, representing 0.71% of portfolio loans and leases, as compared to $14.8 million, or 1.06% of portfolio loans and leases as of December 31, 2012. The decrease in the nonperforming loans and leases from December 31, 2012 to September 30, 2013 was primarily related to a $2.4 million decrease in nonperforming construction loans, a $1.2 million decrease in nonperforming home equity lines and loans and a $512 thousand decrease in nonperforming commercial and industrial loans. In addition to new loans and leases becoming nonperforming and other loans and leases returning to performing status during the period, the decrease in the nonperforming loans and leases was also the result of payoffs, charge-offs and foreclosures. In the construction loan segment of the portfolio, there were $720 thousand of charge-offs and $1.3 million of payoffs. Nonperforming home equity lines and loans declined as a result of charge-offs of $352 thousand, the addition to OREO through foreclosure of two properties totaling $495 thousand. Nonperforming commercial and industrial loans were also reduced as a result of charge-offs of $607 thousand.

The Provision for the three months ended September 30, 2013 was $959 thousand, a slight decrease from the $1.0 million recorded for the same period in 2012. Net charge-offs for the third quarter of 2013 were $376 thousand as compared to $502 thousand for the same period in 2012.

As of September 30, 2013, the Allowance of $15.0 million represented 1.00% of portfolio loans and leases, decreasing three basis points from the 1.03% of portfolio loans and leases as of December 31, 2012.

As of September 30, 2013, the Corporation had OREO valued at $1.3 million, as compared to $906 thousand as of December 31, 2012. The balance as of September 30, 2013 was comprised of three residential properties, a parcel of undeveloped land and one commercial property. All properties are recorded at the lower of cost or fair value less cost to sell.

As of September 30, 2013, the Corporation had $11.6 million of TDRs, of which $8.9 million were in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2012, the Corporation had $11.1 million of TDRs, of which $8.0 million were in compliance with the modified terms.

As of September 30, 2013, the Corporation had $19.4 million of impaired loans and leases which included $11.6 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2012 totaled $22.0 million, which included $11.1 million of TDRs. Refer to Note 5H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

The Corporation continues to be diligent in its credit underwriting process and proactive with its loan review process, including the engagement of the services of an independent outside loan review firm, which helps identify developing credit issues. These proactive steps include the procurement of additional collateral (preferably outside the current loan structure) whenever possible and frequent contact with the borrower. The Corporation believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall losses. As the table below indicates, overall asset quality has improved since December 31, 2012.

Nonperforming Assets and Related Ratios

(dollars in thousands)	September 30, 2013	December 31, 2012
Non-Performing Assets:
Non-accrual loans and leases	$10,613	$14,040
Loans and leases 90 days or more past due - still accruing	—	728

Total non-performing loans and leases	10,613	14,768
Other real estate owned	1,253	906

Total non-performing assets	$11,866	$15,674

Troubled Debt Restructures (“TDRs”):
TDRs included in non-performing loans	$2,628	$3,106
TDRs in compliance with modified terms	8,947	8,008

Total TDRs	$11,575	$11,114

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	141.6%	97.7%
Non-performing loans and leases to total portfolio loans and leases	0.71%	1.06%
Allowance for loan and lease losses to total portfolio loans and leases	1.00%	1.03%
Non-performing assets to total assets	0.58%	0.77%
Total portfolio loans and leases	$1,500,015	$1,295,392
Allowance for loan and lease losses	$15,027	$14,425

NON-INTEREST INCOME

Three Months Ended September 30, 2013 Compared to the Same Period in 2012

Non-interest income for the three months ended September 30, 2013 decreased $861 thousand as compared to the same period in 2012. Contributing factors to this decrease included a $1.3 million decrease in the gain on sale of residential mortgage loans and a $416 thousand decline in gain on sale of investment securities available for sale. During the three months ended September 30, 2013, the volume of residential mortgage loans sold to the secondary market dropped significantly, with residential mortgages sold totaling $17.8 million, as compared to $55.0 million during the same period in 2012. While new originations of residential mortgage loans for the 3rd quarter of 2013 totaled $40.4 million, $16.4 million of the originations were jumbo residential mortgage loans which were retained in the portfolio. Also, during the three months ended September 30, 2013, there were no sales of available for sale investment securities, which accounted for the $416 thousand decrease in gain on sale of investment securities available for sale between the periods. Partially offsetting these decreases was a $642 thousand increase in revenue from wealth management services for the three months ended September 30, 2013 as compared to the same period in 2012. Wealth Management Division assets under management, administration, supervision and brokerage as of September 30, 2013 were $7.1 billion, an increase of $600 million, or 9.3%, from September 30, 2012. This increase primarily resulted from organic growth due to the implementation of the division’s strategic initiatives, supplemented by market appreciation in the 3rd quarter of 2013.

Nine Months Ended September 30, 2013 Compared to the Same Period in 2012

Non-interest income for the nine months ended September 30, 2013 was $36.1 million, an increase of $2.9 million from the same period in 2012. Revenue from wealth management services for the nine months ended September 30, 2013 was $26.1 million, a $4.6 million increase, or 21.7%, from the $21.4 million generated in the same period in 2012. The increase was partially the result of the May 2012 acquisition of DTC which initially added approximately $1.0 billion of assets under management, administration, supervision and brokerage, as well as organic growth related to strategic initiatives within the Wealth Division, and market appreciation.

Partially offsetting the increase in wealth management revenues were decreases of $1.1 million and $723 thousand in gains on the sale of investment securities available for sale and residential mortgage loans, respectively, between periods. As the table below indicates, the volume of residential mortgage loans sold for the nine months ended September 30, 2013 decreased $17.4 million, or 13.0%, as compared to the same period in 2012. This decrease was compounded by a 13 basis point decline in the yield earned on the loan sales. Also, during the nine months ended September 30, 2013, there was only an immaterial amount of investment securities sold.

The following table presents supplemental information regarding mortgage loan originations and sales:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Residential loans held in portfolio	$291.6	$301.1	$291.6	$301.1
Mortgage originations	40.4	64.5	160.6	171.3
Mortgage loans sold:
Servicing retained	17.8	55.0	115.4	129.8
Servicing released	—	—	0.5	3.5

Total mortgage loans sold	17.8	55.0	115.9	133.3

Percent of originated loans sold	44.1%	85.3%	72.2%	77.8%
Percent servicing-retained	100.0%	100.0%	99.6%	97.4%
Percent servicing-released	—%	—%	0.4%	2.6%
Loans serviced for others	$627.1	$583.9	$627.1	$583.9
Mortgage servicing rights (“MSRs”)	4.7	4.3	4.7	4.3
Net gain on sale of loans	0.6	1.8	3.6	4.3
Loan servicing and other fees	0.5	0.4	1.4	1.3
Amortization of MSRs	0.2	0.2	0.6	0.7
Net impairment of MSRs	< 0.1	0.1	< 0.1	0.1
Yield on loans sold (includes MSR income)	3.25%	3.34%	3.10%	3.23%

The following table provides details of other operating income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Merchant interchange fees	$211	$174	$606	$490
Commissions and fees	171	113	374	369
Safe deposit box rentals	103	102	297	301
Insurance commissions	151	118	418	327
Other investment income	33	20	214	191
Title insurance income	33	141	227	274
Rental income	49	53	153	108
Miscellaneous other income	244	152	900	909

Other operating income	$995	$873	$3,189	$2,969

NON-INTEREST EXPENSE

Three Months Ended September 30, 2013 Compared to the Same Period in 2012

Non-interest expense for the three months ended September 30, 2013 increased $434 thousand, to $19.3 million, as compared to $18.9 million for the same period in 2012. Contributing to this increase were a $302 thousand increase in salaries and benefits, a $158 thousand increase in occupancy costs and a $45 thousand increase in other operating expenses between the periods. Salaries and benefits expense increased primarily as a result of the addition of the branch and lending staff from FBD and the new personnel for our newly-opened full-service branch in Bala Cynwyd, Pennsylvania, which opened at the end of 2012, as well as annual salary increases. Partially offsetting these costs was a decrease in variable compensation to the residential mortgage originators and other factors. The increased occupancy costs were also related to the additions of FBD and our new branch Bala Cynwyd branch. Decreases in impairment and amortization of mortgage servicing rights totaling $128 thousand, along with the absence of the $188 thousand of early extinguishment of debt expenses, partially offset the salary, benefits and occupancy cost increases between the periods.

Nine Months Ended September 30, 2013 Compared to the Same Period in 2012

Non-interest expense for the nine months ended September 30, 2013 increased $6.3 million, to $60.1 million, as compared to $53.8 million for the same period in 2012. Contributing to this increase were increases of $3.0 million in salaries and benefits and $866 thousand in occupancy and equipment expense between the periods, largely related to our recent acquisitions of DTC and FBD, and our new branch location. In addition, other operating expenses increased by $1.9 million between the periods partially related to increases in outsourced services, which included information technology support, as well as increases in computer processing and telecommunications expense.

Partially offsetting these increases was the $690 thousand gain recognized on the curtailment of a nonqualified defined-benefit pension plan which was curtailed, effective March 31, 2013.

Included in other operating expense is deferred compensation expense, which is related to the expense associated with two deferred compensation trust accounts which contain the Corporation’s common stock. As the market value of the stock changes, the liability to the participants in the deferred compensation plans changes, resulting in the recording of an increase or decrease in deferred compensation expense. However, because the stock is carried on the balance sheet as treasury stock, its market value is not adjusted in the treasury stock account. As a result, increases in the market value of the Corporation’s stock are reflected as increases in deferred compensation expense and vice versa.

The following table provides details of other operating expenses for the three and nine months ended September 30, 2013 and 2012:

Components of other operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Information technology	$587	$638	$2,099	$1,542
Loan processing	161	398	764	1,139
Other taxes	154	248	721	889
Temporary help and recruiting	435	312	1,251	606
Telephone and data lines	266	171	1,050	486
Travel and entertainment	131	133	417	392
Stationary and supplies	102	120	373	392
Postage	121	108	382	322
Director fees	118	109	375	326
Investment portfolio maintenance	79	58	270	203
Dues and subscriptions	108	86	286	234
Insurance	171	72	540	214
Deferred compensation expense	328	120	563	256
Outsourced services	107	120	321	416
Miscellaneous other expense	566	696	1,476	1,527

Other operating expense	$3,434	$3,389	$10,888	$8,944

INCOME TAXES

Income tax expense for the three months ended September 30, 2013 was $3.2 million as compared to $2.9 million for the same period in 2012. The effective tax rate for the three months ended September 30, 2013 was 33.6% as compared to 34.7% for the same period in 2012. Income tax expense for the nine months ended September 30, 2013 was $9.2 million as compared to $8.4 million for the same period in 2012. The effective tax rate for the nine months ended September 30, 2013 was 33.8%, as compared to 34.6% for the same period in 2012. The 80 basis point reduction in effective rate between the nine-month periods was the result of a $152 thousand tax credit recorded in connection with a change-in-method election related to the Corporation’s deferred compensation plans, the tax benefit of $110 thousand related to the utilization of a capital loss carryforward, and other items.

BALANCE SHEET ANALYSIS

Total assets as of September 30, 2013 of $2.06 billion increased by $23.1 million from $2.04 billion as of December 31, 2012. Largely contributing to the increase in total assets was the $101.6 million increase in portfolio loans and leases, which was substantially offset by a decrease of $88.3 million in interest-bearing deposits with other banks. The decrease in deposits was related to the planned run-off of higher-rate certificates of deposit, many of which had been acquired from FBD.

Loans and Leases

The table below compares the portfolio loans and leases outstanding at September 30, 2013 to December 31, 2012:

	September 30, 2013		December 31, 2012		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$622,771	41.5%	$546,358	39.1%	$76,413	14.0%
Home equity lines & loans	187,634	12.5%	194,861	13.9%	(7,227)	(3.7)%
Residential mortgage	291,645	19.5%	288,212	20.6%	3,433	1.2%
Construction	39,055	2.6%	26,908	1.9%	12,147	45.1%
Commercial and industrial	303,259	20.2%	291,620	20.9%	11,639	4.0%
Consumer	17,572	1.2%	17,666	1.3%	(94)	(0.5)%
Leases	38,079	2.5%	32,831	2.3%	5,248	16.0%

Total portfolio loans and leases	1,500,015	100.0%	1,398,456	100.0%	101,559	7.3%
Loans held for sale	1,284		3,412		(2,128)	(62.4)%

Total loans and leases	$1,501,299		$1,401,868		$99,431	7.1%

Overall, portfolio loans and leases increased by $101.6 million, or 7.3%, as of September 30, 2013 as compared to December 31, 2012. As detailed in the table above, the most significant increases were seen in the commercial mortgage, commercial and industrial and construction segments of the portfolio, with construction loans increasing by 45.1%, as the housing market continues to recover. The $7.2 million decline in home equity products occurred as borrowers took advantage of the low rate environment to refinance variable-rate credits to lower, fixed rate mortgages which were then sold into the secondary market.

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

Cash and Investment Securities

As of September 30, 2013, liquidity remained strong as the Corporation had $33.4 million of cash balances at the Federal Reserve and $37.7 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of September 30, 2013 totaled $319.9 million, as compared to $316.6 million as of December 31, 2012. The $3.3 million increase in investment securities available for sale during the nine months ended September 30, 2013 was comprised of increases of $17.1 million and $9.7 million in the U.S. Governmental agency and municipal segments of the portfolio, respectively, which were substantially offset by a reduction in the mortgage-related securities segment of the portfolio, which declined by $22.9 million between December 31, 2012 and September 30, 2013. In addition to the portfolio changes related to purchases and pay downs, the recent increase in market rates has eliminated substantially all of the $4.9 million in unrealized gains that were present as of December 31, 2012. The Corporation remains focused on investments that provide an attractive yield, have strong credit quality and limited extension risk. With the recent uptick in market interest rates, the Corporation’s strategy of keeping the average life of the investment portfolio relatively short has shielded the portfolio from the large unrealized losses that a longer portfolio would have experienced.

Deposits and Borrowings++

Deposits and borrowings as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest bearing checking	$244,826	15.8%	$270,279	16.5%	$(25,453)	(9.4)%
Money market	548,011	35.3%	559,470	34.2%	(11,459)	(2.0)%
Savings	137,431	8.9%	129,091	7.9%	8,340	6.5%
Wholesale non-maturity deposits	57,195	3.7%	45,162	2.8%	12,033	26.6%
Wholesale time deposits	23,127	1.5%	12,421	0.8%	10,706	86.2%
Time deposits	145,119	9.3%	218,586	13.4%	(73,467)	(33.6)%

Interest-bearing deposits	1,155,709	74.5%	1,235,009	75.6%	(79,300)	(6.4)%
Non-interest-bearing deposits	394,947	25.5%	399,673	24.4%	(4,726)	(1.2)%

Total deposits	$1,550,656	100.0%	$1,634,682	100.0%	$(84,026)	(5.21)%

	September 30, 2013		December 31, 2012		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$75,588	28.3%	$9,403	5.5%	$66,185	703.9%
Long-term FHLB advances and other borrowings	191,645	71.7%	161,315	94.5%	30,330	18.8%

Borrowed funds	$267,233	100.0%	$170,718	100.0%	$96,515	56.5%

Total deposits as of September 30, 2013 decreased $84.0 million from the levels present as of December 31, 2012. As detailed in the table above, the majority of the decrease was related to the higher-costing time deposits, which were allowed to run off. Non-interest-bearing deposits, as a percentage of total deposits, remained strong at 25.5% as of September 30, 2013.

In an effort to lock in longer-term, lower-rate FHLB advances, the Corporation prepaid, during the first quarter of 2013, $20.0 million of long-term FHLB advances with a weighted average rate and remaining maturity of 2.85% and 8.5 months, respectively, incurring a prepayment penalty of $347 thousand. The $20.0 million of prepaid borrowings were replaced with $20.0 million of borrowings with a weighted average rate and term of 1.14% and 59.3 months, respectively. Short-term borrowings increased as the Corporation borrowed $63 million in short-term FHLB advances and Federal Funds at the end of the third quarter of 2013 for liquidity purposes. The $30.3 million increase in long-term FHLB deposits and other borrowings from December 31, 2012 to September 30, 2013 was utilized for funding of loan originations.

The 96.8% loan-to-deposit ratio as of September 30, 2013 increased from 85.8% as of December 31, 2012, reflecting significant loan growth during the period, along with the planned reduction in higher-rate certificates of deposit. Although all of the jumbo residential mortgage loans originated during the three months ended September 30, 2013 were retained in the portfolio, the Corporation maintains the ability to sell future jumbo loan originations into the secondary market, as needed. The Corporation believes that the increase in the loan-to-deposit ratio is mitigated by its significant available borrowing capacity at the FHLB and other sources. The Corporation is currently evaluating potential modifications to certain deposit programs in order to increase overall deposit balances over the next few quarters, as loan growth is expected to remain steady.

Capital

Consolidated shareholder’s equity of the Corporation was $217.8 million, or 10.6% of total assets as of September 30, 2013, as compared to $203.6 million, or 10.0% of total assets as of December 31, 2012. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of September 30, 2013 and December 31, 2012:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2013:
Total (Tier II) capital to risk weighted assets
Corporation	$192,668	12.30%	$156,637	10.00%
Bank	192,557	12.33%	156,205	10.00%
Tier I capital to risk weighted assets
Corporation	177,531	11.33%	93,982	6.00%
Bank	177,420	11.36%	93,723	6.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	177,531	9.22%	96,277	5.00%
Bank	177,420	9.22%	96,173	5.00%
Tangible common equity to tangible assets
Corporation	166,722	8.30%	N/A	N/A
Bank	166,610	8.32%	N/A	N/A

December 31, 2012:
Total (Tier II) capital to risk weighted assets
Corporation	$174,885	12.02%	$145,528	10.00%
Bank	176,985	12.20%	145,124	10.00%
Tier I capital to risk weighted assets
Corporation	160,425	11.02%	87,317	6.00%
Bank	162,525	11.20%	87,074	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	160,425	8.72%	91,989	5.00%
Bank	162,525	8.84%	91,940	5.00%
Tangible common equity to tangible assets
Corporation	150,663	7.60%	N/A	N/A
Bank	152,763	7.72%	N/A	N/A

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. Additionally, the tangible common equity ratios for both the Bank and the Corporation have increased by 60 basis points and 70 basis points, respectively, from their December 31, 2012 levels. These increases were the result of increases in retained earnings and issuance of shares (primarily through the exercise of stock options). Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank. However, the final rules approved by the Federal Reserve on July 2, 2013, related to the Basel III regulatory capital reforms, which are discussed below under the heading, “Regulatory Measures and Pending Legislation,” may have a material effect on liquidity, capital resources or operations of the Corporation.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the nine months ended September 30, 2013, the Corporation issued 4,765 shares and raised $107 thousand through the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of September 30, 2013	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2012	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$589.9	71.4%	$560.7	77.1%	$29.2	5.2%
Federal Reserve Bank of Philadelphia	88.5	100.0%	65.2	100.0%	23.3	35.7%
Fed Funds Lines (six banks)	39.0	60.9%	64.0	100.0%	(25.0)	(39.1)%
Revolving line of credit with correspondent bank	3.0	100.0%	3.0	100.0%	—	—%

	$720.4	73.4%	$692.9	80.7%	$27.5	4.0%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with Promontory Interfinancial Network LLC to provide up to $50 million (plus accrued interest) of Insured Network Deposits from broker dealers priced at the effective Federal Funds rate plus 20 basis points. As of September 30, 2013 and December 31, 2012, the Corporation had deposit balances of $50.8 million and $40.0 million, respectively, from this source which are reported on the balance sheet as wholesale non-maturity deposits.

The Corporation has an agreement with IDC to provide up to $5 million (plus accrued interest) of money market deposits at an agreed upon rate currently 0.45%. The Corporation had balances of $5.2 million as of both September 30, 2013 and December 31, 2012 under this program which are reported on the balance sheet as wholesale non-maturity deposits.

The Corporation continually evaluates the cost and mix of its retail and wholesale funding sources relative to earning assets and expected future earning-asset growth. The Corporation believes that with its current branch network, along with the available borrowing capacity at FHLB and other sources, it has sufficient capacity available to fund expected earning-asset growth. Additionally, the Corporation periodically evaluates its liquidity position under various stress situations and develops appropriate contingency funding plans.

Discussion of Segments

The Corporation has two principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking and Wealth Management (see Note 11 in the Notes to Consolidated Financial Statements).

The Wealth Management segment, as discussed in the Non-Interest Income section of this item, above, recorded pre-tax segment profit (“PTSP”) of $3.3 million and $9.6 million for the three and nine months ended September 30, 2013, respectively, as compared to PTSP of $2.6 million and $7.1 million for the same respective periods in 2012. The Wealth Management segment provided 34.5% and 35.5% of the Corporation’s pre-tax profit for the three and nine months ended September 30, 2013, respectively, as compared to 31.8% and 29.2% for the same respective periods in 2012. The increase in PTSP for the Wealth Management segment for the both the three month and nine month periods ended September 30, 2013, as compared to the same periods in 2012, is partially the result of the acquisition of DTC in addition to organic growth within the division, and market appreciation.

The Banking Segment recorded a PTSP of $6.3 million and $17.5 million for the three and nine months ended September 30, 2013, as compared to PTSP of $5.7 million and $17.2 million for the same respective periods in 2012. The Banking segment provided 65.5% and 64.5% of the Corporation’s pre-tax profit for the three and nine months ended September 30, 2013, respectively, as compared to 68.2% and 70.8% for the same respective periods in 2012.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2013 were $383.5 million, as compared to $366.6 million at December 31, 2012.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2013 amounted to $25.3 million, as compared to $22.2 million at December 31, 2012.

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

Contractual Cash Obligations of the Corporation

The following table details the schedule of contractual outflows of cash from the Corporation as of September 30, 2013:

(dollars in millions)	Total	Within 1 Year	2 -3 Years	4 -5 Years	After 5 Years
Deposits without a stated maturity	$1,382.4	$1,382.4	$—	$—	$—
Wholesale and time deposits	168.2	119.9	36.0	12.3	—
Short-term borrowings	75.6	75.6	—	—	—
Long-term FHLB advances and other borrowings	191.6	3.9	70.6	102.1	15.0
Operating leases	52.6	3.1	6.2	6.0	37.3
Purchase obligations	10.4	3.6	4.8	1.8	0.2

Total	$1,880.8	$1,588.5	$117.6	$122.2	$52.5

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” included within the Corporation’s 2012 Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. The risks described in the 2012 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Cautionary Notice Regarding Forward Looking Statements.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the third quarter of 2013 :

Period	Total Number of Shares Purchased(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2013 - July 31, 2013	1,489	$23.81	—	195,705
August 1, 2013 - August 31, 2013	17,257	$26.27	—	195,705
September 1, 2013 - September 30, 2013	—	$—	—	195,705

Total	18,746	$26.07	—	195,705

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

(2)	On July 1, 2013, 1,489 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(3)

On August 20, 2013, 17,257 shares were repurchased and retired to treasury to satisfy statutory tax withholding requirements in connection with the vesting of performance share awards for certain of the Bank’s officers.

As of September 30, 2013, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1	Mutual Termination Agreement, dated as of August 8, 2013, by and between Bryn Mawr Bank Corporation and MidCoast Community Bancorp, Inc., incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on August 9, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 8, 2013	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: November 8, 2013	By:	/S/ J. DUNCAN SMITH
J. Duncan Smith CPA
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1	Mutual Termination Agreement, dated as of August 8, 2013, by and between Bryn Mawr Bank Corporation and MidCoast Community Bancorp, Inc., incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on August 9, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document