Form 10-Q/A
period 2013-09-30
BRYN MAWR BANK CORP
filed 2013-11-20
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Stock, par value $1	13,586,437

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of Bryn Mawr Bank Corporation (the “Corporation”) amends the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, originally filed with the Securities and Exchange Commission on November 8, 2013 (the “Original Report”). This Amendment is being filed solely to correct a typographical error on the cover page of the Original Report with respect to the number of shares outstanding of the Corporation’s common stock as of the November 4, 2013. The correct number of shares of the Corporation’s common stock outstanding as of November 4, 2013 was 13,586,437.

This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report. No other changes have been made to the Original Report.

This Amendment has been signed as of a current date, and includes new certifications by the registrant’s principal executive officer and principal financial officer, which are being filed as exhibits to this Amendment. Because this Amendment includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1	Mutual Termination Agreement, dated as of August 8, 2013, by and between Bryn Mawr Bank Corporation and MidCoast Community Bancorp, Inc., incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on August 9, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 20, 2013	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
President & Chief Executive Officer

Date: November 20, 2013	By:	/S/ J. DUNCAN SMITH
J. Duncan Smith CPA
Treasurer & Chief Financial Officer

3