Form 10-K
period 2013-12-31
BRYN MAWR BANK CORP
filed 2014-03-14
CIK 802681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission file number 001-35746.

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

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $313,375,052 on June 30, 2013 based on the price at which our common stock was last sold on that date.*

As of March 3, 2014, there were 13,651,239 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Definitive Proxy Statement of Registrant to be filed with the Commission pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on April 30, 2014 (“2014 Proxy Statement”), as indicated, are incorporated by reference in Part III hereof.

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

Form 10-K

Bryn Mawr Bank Corporation

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report and the documents incorporated by reference herein may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words The words “may”, “would”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “plan”, “forecast”, “project” and “believe” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, the real estate market, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	results of examinations by the Federal Reserve Board, including the possibility that the Federal Reserve Board may, among other things, require us to increase our allowance for loan losses or to write down assets;

•	changes in accounting requirements or interpretations;

•	changes in existing statutes, regulatory guidance, legislation or judicial decisions that adversely affect our business, including changes in federal income tax or other tax regulations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally and such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	any extraordinary events (such as the September 11, 2001 events, the war on terrorism and the U.S. Government’s response to those events, including the wars in Iraq and Afghanistan);

•	the Corporation’s need for capital;

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers needs;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in our investment products in a manner that meets customers’ needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate, sell and service residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, the market value of mortgage servicing rights and various financial assets and liabilities;

•	the Corporation’s ability to retain key members of the senior management team;

•	the ability of key third-party providers to perform their obligations to the Corporation and the Bank;

•	technological changes being more difficult or expensive than anticipated;

•	the Corporation’s success in managing the risks involved in the foregoing.

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

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 19 full-service branches, seven Life Care Community offices, and five wealth offices throughout Montgomery, Delaware, Chester and Dauphin counties of Pennsylvania and New Castle county in Delaware. The Corporation’s common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many agencies, including the Securities and Exchange Commission (“SEC”), Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and the Pennsylvania and Delaware Departments of Banking.

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

The Corporation has no active staff as of December 31, 2013. The Corporation holds the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ, the SEC and other regulatory agencies.

As of December 31, 2013, the Corporation and its subsidiaries had 394 full time and 38 part time employees, totaling 413 full time equivalent staff.

ACTIVE SUBSIDIARIES OF THE CORPORATION

The Corporation has three active subsidiaries which provide various services as described below:

•	Lau Associates

Lau Associates LLC is a nationally recognized independent, family wealth office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau Associates employed thirteen full time employees as of December 31, 2013, and are included in the Corporation’s employment numbers. Lau Associates LLC is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company of Delaware

The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) is a limited purpose trust company located in Greenville, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. BMTC-DE employed three full-time and two part time employees as of December 31, 2013. BMTC-DE employees are included in the Corporation’s employment numbers. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the origination of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust administration and other related fiduciary services, custody services, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax services, financial planning and brokerage services. As of December 31, 2013, the market value of assets under management, administration, supervision and asset management/ brokerage by the Bank’s Wealth Management Division was $7.268 billion.

The Bank presently has 19 full-service branch offices and seven Life Care Community locations. See the section titled “COMPETITION” later in this item for additional information.

ACTIVE SUBSIDIARIES OF THE BANK

The Bank has four active subsidiaries providing various services as described below:

•	Insurance Counsellors of Bryn Mawr, Inc.

Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”) is a wholly-owned subsidiary of the Bank. ICBM is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

ICBM utilizes six licensed insurance agents and ICBM employees are included in the Corporation’s employment numbers above.

•	BMT Settlement Services, Inc.

BMT Settlement Services, Inc. (“BMTS”) is a limited partner in Bryn Mawr Settlement Services, LP (the “Limited Partnership”), with Commonwealth Land Transfer Company, to provide title search and abstract services to Bank customers. Under the terms of the Limited Partnership’s partnership agreement, BMTS receives seventy percent of the profits of the Limited Partnership, after expenses. BMTS is a wholly-owned subsidiary of the Bank.

BMTS’s primary market area is located in southeastern Pennsylvania. BMTS is housed in the main office of the Bank, located at 801 Lancaster Avenue, Bryn Mawr, PA 19010. BMTS had no employees as of December 31, 2013.

•	BMT Mortgage Services, Inc.

As of September 30, 2013, BMT Mortgage Services, Inc. (“BMTM”) became an inactive subsidiary of the Corporation. BMTM is a member in BMT Mortgage Company, LLC, which provides mortgage services to customers of the Keller Williams Bryn Mawr, PA office. Under the terms of the operating agreement, BMTM has a 40% interest in BMT Mortgage Company, LLC, performed certain accounting and administrative functions, and processed certain mortgage applications for a fee. BMTM is a wholly-owned subsidiary of the Bank.

•	Bryn Mawr Equipment Finance, Inc.

Bryn Mawr Equipment Finance, Inc. (“BMEF”) is a Delaware corporation registered to do business in Pennsylvania. BMEF is a small-ticket equipment financing company servicing customers nationwide from its Bryn Mawr location. BMEF is a wholly-owned subsidiary of the Bank and had eight employees as of December 31, 2013. BMEF employees are included in the Corporation’s employment numbers above.

BUSINESS COMBINATIONS

The Corporation and its subsidiaries engaged in the following business combinations since January 1, 2009

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

See Note 28, Segment Information, in the Notes to the Consolidated Financial Statements located in this Annual Report on Form 10-K for additional information. The Corporation had no discontinued operations in 2011, 2012 or 2013.

FINANCIAL INFORMATION ABOUT SEGMENTS

The financial information concerning the Corporation’s business segments is incorporated by reference to this Annual Report on Form 10-K in the section captioned Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 28, Segment Information in the Notes to Consolidated Financial Statements.

COMPETITION

The Corporation and its subsidiaries, including the Bank, compete for deposits, loans and wealth management services in Delaware, Montgomery, Chester, Dauphin and Philadelphia counties in Pennsylvania and New Castle county in Delaware. The Corporation has a significant presence in the affluent Philadelphia suburbs along the Route 30 corridor, also known as the “Main Line”. The Corporation has 19 full-service branches and seven Life Care Community offices.

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

The acquisition of FKF in 2010 expanded the Corporation’s footprint significantly into Delaware County, Pennsylvania, and the acquisition of PWMG in 2011 enabled the Wealth Management Division to extend into central Pennsylvania by continuing to operate the former PWMG offices located in Hershey, Pennsylvania. The May 2012 acquisition of DTC allowed the Corporation to further expand its range of services and bring deeper market penetration in our core market area.

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

•	Federal Reserve Board and Pennsylvania Department of Banking and Securities Regulations

The Corporation’s Pennsylvania state chartered bank, The Bryn Mawr Trust Company, is regulated and supervised by the Pennsylvania Department of Banking and Securities (the “Department of Banking”) and subject to regulation by The Federal Reserve Board and the FDIC. The Department of Banking and the Federal Reserve Board regularly examine the Bank’s reserves, loans, investments, management practices and other aspects of its operations and the Bank must furnish periodic reports to these agencies. The Bank is a member of the Federal Reserve System.

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

The regulations of the Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s 2014 net income plus its net retained earnings for the previous two years. As of December 31, 2013, this amount was approximately $24.8 million plus net income to be earned in 2014. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

The new law also permits banks to disclose formal enforcement actions initiated by the Department of Banking, clarifies that the Department of Banking has examination and enforcement authority over subsidiaries as well as affiliates of regulated banks and bolsters the Department of Banking’s enforcement authority over its regulated institutions by clarifying its ability to remove directors, officers and employees from institutions for violations of laws or orders or for any unsafe or unsound practice or breach of fiduciary duty. Changes to existing law also allow the Department of Banking to assess civil money penalties of up to $25,000 per violation.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the fourth quarter of 2013 was an annual rate of 0.64 basis points, which resulted in approximately $112 thousand FICO assessment payment by the Bank in 2013.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

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

Federal Home Loan Bank of Pittsburgh continues to monitor its financial performance

On February 20, 2014, the FHLB declared a dividend equal to 2.50% annualized. In addition, the FHLB continues to repurchase excess capital stock from member banks. The FHLB continues to monitor its financial performance, retained earnings and other relevant information as a basis for determining future dividends and excess capital repurchases. As of December 31, 2013, the Corporation held $11.7 million of FHLB capital stock.

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

Financial turmoil may increase our other-than-temporary-impairment (“OTTI”) charges

If the Corporation incurs OTTI charges that result in its falling below the “well capitalized” regulatory requirement, the Corporation may need to raise additional capital.

The Corporation may need to raise additional capital in the future and such capital may not be available when needed or at all

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations and may need to raise additional capital in the future to provide us with sufficient capital resources to meet our regulatory and business needs. We cannot assure you that such capital will be available to us on acceptable terms or at all. If the Corporation is unable to generate sufficient additional capital though its earnings, or other sources, it would be necessary to slow earning asset growth and or pass up possible acquisition opportunities, which may result in a reduction of future net income growth. Further, an inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

If sufficient wholesale funding to support earning asset growth is unavailable, the Corporation’s net income may decrease

The Corporation recognizes the need to grow both wholesale and non-wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been funded with various forms of wholesale funding which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2013 represents approximately 16.3% of total funding compared to 12.1% at December 31, 2012 and 18.3% at December 31, 2011. Wholesale funding is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

In the absence of wholesale funding sources, the Corporation might need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans or leases. This in turn might reduce future net income of the Corporation.

The amount loaned to us is generally dependent on the value of the collateral pledged and the Corporation’s financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns, or if disruptions in the capital markets occur. Any change or termination of our borrowings from the FHLB, the Federal Reserve or correspondent banks may have an adverse affect on our liquidity and profitability.

The capital and credit markets are volatile and could cause the price of our stock to fluctuate

The capital and credit markets periodically experience volatility. In some cases, the markets may produce downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. Market volatility may result in a material adverse effect on our business, financial condition and results of operations and/or our ability to access capital. Several factors could cause the market price for our common stock to fluctuate substantially in the future, including without limitation:

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

Falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in 2008 that followed a national home price peak in mid-2006, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was last downgraded by Standard & Poor’s in August 2011), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy. Additionally, Congress and the President still need to resolve long-term issues with respect to the U.S. government’s debt ceiling and other budgetary and spending matters. Uncertainty as to whether these issues can be resolved or how effective a resolution might be increases the risk of slower economic growth. The nature and ultimate resolution of these issues, or a failure to achieve a timely and effective resolution, may further adversely affect the U.S. economy through possible consequences including further downgrades in the ratings for U.S. Treasury securities, government shutdowns, or substantial spending cuts resulting from sequestration. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

Additionally, the federal government has passed a variety of other reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act. The Dodd-Frank Act imposes significant regulatory and compliance changes. Effects of the Dodd-Frank Act on our business include:

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

The Bureau of Consumer Financial Protection (“BCFP”) may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

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

We engage in the origination and sale of residential mortgages into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan. While we believe our mortgage lending practices and standards to be adequate, we have settled a small number of claims we consider to be immaterial; however we may receive requests in the future, which could be material in volume. If that were to happen, we could incur losses in connection with loan repurchases and indemnification claims, and any such losses might exceed our financial statement reserves, requiring us to increase such reserves. In that event, any losses we might have to recognize and any increases we might have to make to our reserves could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Rapidly changing interest rate environment could reduce the Corporation’s net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a significant part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of the Corporation. As interest rates change, net interest income is affected. Rapidly changing interest rates in the future could result in interest expense increasing faster than interest income because of divergence in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration by the Wealth Management Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A section of this Annual Report on Form 10-K for additional details regarding interest rate risk.

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

Economic troubles may negatively affect our leasing business

The Corporation’s leasing business which began operations in September 2006, consists of nation-wide leasing various types of equipment to businesses with an average original equipment cost of approximately $22 thousand per lease. Continued economic sluggishness may result in higher credit losses than we would experience in our traditional lending business, as well as potential increases in state regulatory burdens such as state income taxes, personal property taxes and sales and use taxes.

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

Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value

We regularly evaluate opportunities to strengthen our current market position by acquiring and investing in banks and in other complementary businesses, or opening new branches. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not directly impact cash flow or tangible capital.

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

Additional risk factors also include the following all of which may reduce revenues and/or increase expenses and/or pull the Corporation’s attention away from core banking operations which may ultimately reduce the Corporation’s net income:

•	Inability to hire or retain key professionals, management and staff;

•	Changes in securities analysts’ estimates of financial performance;

•	Volatility of stock market prices and volumes;

•	Rumors or erroneous information;

•	Changes in market values of similar companies;

•	New developments in the banking industry;

•	Variations in quarterly or annual operating results;

•	New litigation or changes in existing litigation;

•	Regulatory actions;

•	Restructuring of government-sponsored enterprises such as Fannie Mae and Freddie Mac;

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2013, the Corporation owns or leases 19 full-service branch locations, seven limited-service Life Care Community branches and eight other office properties which serve as administrative offices.

The total minimum cash lease payments for office, branch office (including ground leases) and life care community locations amount to $255 thousand per month.

The following table details the Corporation’s properties and deposits as of December 31, 2013:

Property Address	Owned/Leased	Net Book Value as of December 31, 2013 (dollars in thousands)	Total Deposits as of December 31, 2013 (dollars in thousands)
Full Service Branches:
801 Lancaster Ave., Bryn Mawr, PA 19010*	Owned	$4,836	$659,054
50 W. Lancaster Ave., Ardmore, PA 19003	Leased	2,189	91,901
5000 Pennell Rd., Aston, PA 19014	Leased	403	23,714
135 E. City Avenue, Bala Cynwyd, PA 19004	Leased	2,429	7,179
3218 Edgemont Ave., Brookhaven, PA 19015	Owned	706	55,442
US Rts. 1 and 100, Chadds Ford, PA 19317	Leased	40	28,800
23 E. Fifth St., Chester, PA 19013	Leased	74	27,524
31 Baltimore Pk., Chester Heights, PA 19017	Leased	430	53,054
237 N. Pottstown Pk., Exton, PA 19341	Leased	756	45,776
18 W. Eagle Rd., Havertown, PA 19083	Owned	1,045	81,462
106 E. Street Rd., Kennett Square, PA 19348	Leased	505	26,601
22 W. State St., Media, PA 19063	Owned	3,251	62,537
3601 West Chester Pk., Newtown Square, PA 19073	Leased	1,067	48,139
39 W. Lancaster Ave., Paoli, PA 19301	Owned	1,445	74,994
330 Dartmouth Ave., Swarthmore, PA 19081	Owned	715	49,003
849 Paoli Pk., West Chester, PA 19380	Leased	1,324	36,885
330 E. Lancaster Ave., Wayne, PA 19087	Owned	1,725	125,905
One Tower Bridge, West Conshohocken, PA 19428	Leased	3	23,355
1000 Rocky Run Parkway, Wilmington, DE 19803	Leased	500	35,918
Life Care Community Offices:
601 N. Ithan Ave., Bryn Mawr, PA 19010	Leased	—	6,916
1400 Waverly Rd, Gladwyne, PA 19035	Leased	—	3,454
3300 Darby Rd., Haverford, PA 19041	Leased	—	5,456
11 Martins Run, Media, PA 19063	Leased	—	3,620
535 Gradyville Rd., Newtown Square, PA 19073	Leased	21	10,014
404 Cheswick Pl., Bryn Mawr, PA 19010	Leased	—	3,764
1615 E. Boot Rd., West Chester, PA 19380	Leased	—	880
Other Administrative Offices:
2, 6 S. Bryn Mawr Ave., Bryn Mawr, PA 19010	Leased	471	Not applicable
10 S. Bryn Mawr Ave., Bryn Mawr, PA 19010***	Owned	746	Not applicable
4093 W. Lincoln Hwy., Exton, PA 19341**	Leased	—	Not applicable
16 Campus Blvd., Newtown Square, PA 19073**	Leased	—	Not applicable
322 E. Lancaster Ave., Wayne, PA 19087	Owned	2,140	Not applicable
1 West Chocolate Avenue, Hershey, PA 17033***	Leased	7	Not applicable
20 Montchanin Rd, Suite 185 Greenville, DE 19807**	Leased	31	Not applicable
20 North Waterloo Rd, Devon PA 19380***	Leased	108	Not applicable
Subsidiary Offices:
Lau Associates—20 Montchanin Rd, Suite 110, Greenville, DE 19087	Leased	192	Not applicable
BMTC-DE—20 Montchanin Rd, Suite 100 Greenville, DE 19807	Leased	36	Not applicable

Total:		27,195	$1,591,347

*	Corporate headquarters and executive offices
**	Lending office
***	Wealth Management office

ITEM 3.	LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 4.	MINE SAFETY DISCLOSURES

  Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the NASDAQ Stock Market under the symbol BMTC. As of December 31, 2013, there were 623 holders of record of the Corporation’s common stock.

•	Range of Market Prices of Common Stock and Cash Dividends

	2013			2012
	High Bid	Low Bid	Dividend Declared	High Bid	Low Bid	Dividend Declared
1st Quarter	$23.58	$21.73	$0.17	$22.88	$19.40	$0.16
2nd Quarter	$23.99	$22.01	$0.17	$22.67	$19.90	$0.16
3rd Quarter	$28.20	$22.65	$0.17	$22.99	$20.61	$0.16
4th Quarter	$31.76	$24.07	$0.18	$22.90	$19.97	$0.16

The information regarding dividend restrictions is set forth in Note 24 – “Dividend Restrictions” in the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

•	Comparison of Cumulative Total Return Chart

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2013, with (1) the Total Return for the NASDAQ Market Index; (2) the Total Return Index for SNL Bank and Thrift Index; and (3) the Total Return Index for SNL Mid-Atlantic Bank Index . This comparison assumes $100.00 was invested on December 31, 2008, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Total Return Summary
	For The Twelve Months Ended December 31,
	2008	2009	2010	2011	2012	2013
Bryn Mawr Bank Corporation	$100.00	$77.53	$92.66	$106.75	$125.69	$175.05
NASDAQ Market Index	$100.00	$145.36	$171.74	$170.38	$200.63	$281.22
SNL Bank and Thrift	$100.00	$98.66	$110.14	$85.64	$115.00	$157.46
SNL Mid-Atlantic Bank	$100.00	$105.27	$122.81	$92.26	$123.59	$166.59

•	Equity Compensation Plan Information

Equity compensation plan information is incorporated by reference to Item 12 of this Annual Report on Form 10-K. Additional information regarding the Corporation’s equity compensation plans can be found at Note 18 – “Stock Based Compensation” in the accompanying Notes to Consolidated Financial Statements found in this Annual Report on Form 10-K.

•	Issuer Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2013:

Shares Repurchased in the 4th Quarter of 2013 (1) (2)

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1, 2013 – Oct. 31,2013	498	$26.45	—	195,705
Nov. 1, 2013 – Nov. 30, 2013	—	—	—	195,705
Dec. 1, 2013 – Dec. 31, 2013	—	—	—	195,705

Total	498	$26.45	—

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.

(2)	On October 1, 2013, 498 shares were purchased by the Corporation’s deferred compensation plan trusts through open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

Earnings	As of or for the Twelve Months Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009*
Interest income	$78,417	$73,323	$74,562	$64,897	$56,892
Interest expense	5,427	8,588	11,661	12,646	16,099

Net interest income	72,990	64,735	62,901	52,251	40,793
Provision for loan and lease losses	3,575	4,003	6,088	9,854	6,884

Net interest income after provision for loan and lease losses	69,415	60,732	56,813	42,397	33,909
Non-interest income	48,355	46,386	34,059	29,299	28,470
Non-interest expense	80,740	74,901	61,729	58,206	46,542

Income before income taxes	37,030	32,217	29,143	13,490	15,837
Income taxes	12,586	11,070	9,541	4,444	5,500

Net Income	$24,444	$21,147	$19,602	$9,046	$10,337

Per Share Data
Weighted-average shares outstanding	13,311,215	13,090,110	12,659,824	10,680,377	8,732,004
Dilutive potential common shares	260,395	151,736	82,313	12,312	16,719

Adjusted weighted-average shares	13,571,610	13,241,846	12,742,137	10,692,689	8,748,723
Earnings per common share:
Basic	$1.84	$1.62	$1.55	$0.85	$1.18
Diluted	$1.80	$1.60	$1.54	$0.85	$1.18
Dividends declared	$0.69	$0.64	$0.60	$0.56	$0.56
Dividends declared per share to net income per basic common share	37.5%	39.5%	38.7%	65.9%	47.5%
Shares outstanding at year end	13,650,354	13,412,690	13,106,353	12,181,247	8,866,420
Book value per share	$16.84	$15.18	$14.07	$13.14	$11.72
Tangible book value per share	$13.02	$11.08	$10.81	$11.11	$10.40
Profitability Ratios
Tax-equivalent net interest margin	3.98%	3.85%	3.96%	3.79%	3.70%
Return on average assets	1.23%	1.15%	1.13%	0.61%	0.88%
Return on average equity	11.53%	10.91%	11.10%	6.72%	10.55%
Non-interest expense to net-interest income and non-interest income	66.5%	67.4%	63.7%	71.4%	67.2%
Non-interest income to net-interest income and non-interest income	39.9%	41.7%	35.1%	35.9%	41.1%
Average equity to average total assets	10.63%	10.58%	10.19%	9.02%	8.30%
Financial Condition
Total assets	$2,061,665	$2,035,885	$1,773,373	$1,730,388	$1,238,821
Total liabilities	1,831,767	1,832,321	1,588,994	1,570,350	1,134,885
Total shareholders’ equity	229,898	203,564	184,379	160,038	103,936
Interest-earning assets	1,905,398	1,879,412	1,629,607	1,600,125	1,164,617
Portfolio loans and leases	1,547,185	1,398,456	1,295,392	1,196,717	885,739
Investment securities	289,245	318,061	275,258	320,047	208,224
Goodwill	32,843	32,897	24,689	17,659	6,301
Intangible assets	19,365	21,998	18,014	7,064	5,421
Deposits	1,591,347	1,634,682	1,382,369	1,341,432	937,887
Borrowings	216,535	170,718	183,158	204,724	169,388
Wealth assets under management, administration, supervision and brokerage	7,268,273	6,663,212	4,831,631	3,412,890	2,871,143
Capital Ratios
Ratio of tangible common equity to tangible assets	8.92%	7.60%	8.19%	7.93%	7.51%
Tier 1 capital to risk weighted assets	11.57%	11.02%	11.16%	11.21%	9.41%
Total regulatory capital to risk weighted assets	12.55%	12.02%	13.74%	13.62%	12.53%
Asset quality
Allowance as a percentage of portfolio loans and leases	1.00%	1.03%	0.98%	0.86%	1.18%
Non-performing loans and leases as a percentage of portfolio loans and leases	0.68%	1.06%	1.11%	0.79%	0.78%

*	In 2012, the Corporation identified an immaterial accounting error which is discussed in Note 1B in the Notes to Consolidated Financial Statements. Amounts for 2009 have not been adjusted to reflect the immaterial effect of the correction of this error.

Information related to accounting changes may be found under the caption “New Accounting Pronouncements” at Note 1-W in the accompanying Notes to Consolidated Financial Statements found in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 19 full-service branches, seven limited-hour, retirement community offices and five wealth offices located throughout Montgomery, Delaware, Chester and Dauphin counties of Pennsylvania and New Castle county in Delaware. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many agencies including the Securities and Exchange Commission (“SEC”), NASDAQ, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and the Pennsylvania Department of Banking and Securities. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

During the four years ended December 31, 2013, the Corporation completed the following transactions:

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

Results of Operations

The following is Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements. The Corporation’s consolidated financial condition and results of operations are comprised primarily of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. For more information on the factors that could affect performance, see “Special Cautionary Notice Regarding Forward Looking Statements” on page 60 of this Item.

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

Fair Value Measurement of Investment Securities Available-for-Sale and Assessment for Impairment of Certain Investment Securities: The Corporation designates its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment in the statement of operations and statement of financial condition for market value changes affecting securities that are otherwise identical. Should evidence emerge that indicates that management’s intent or ability to manage the securities as originally asserted is not supportable, securities in the held-to-maturity or available-for-sale designations may be re-categorized so that either statement of financial position or statement of operations adjustments may be required.

Valuation of Goodwill and Other Intangible Assets: Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with its acquisitions. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an annual impairment test for other intangible assets, or more often, if events and circumstances indicate a possible impairment. There was no goodwill impairment and no material impairment to identifiable intangibles recorded during 2013 or 2012. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

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

Other significant accounting policies are presented in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. The Corporation’s accounting policies have not substantively changed any aspect of its overall approach in the application of the foregoing policies.

Overview of General Economic, Regulatory and Governmental Environment

In 2013, Real Gross Domestic Product in the United States grew at a rate of around 2%. While consumer and business investment spending recorded positive growth trends, the full-year growth comparisons were stifled by the negative impact of the government sequestration initiatives instituted in the first quarter of 2013. The continued uncertainty surrounding the potential for incremental tax and regulatory actions, as a result of political posturing during the year, negatively affected investor confidence.

In spite of the continued concerns about geopolitical uncertainties, positive, broad economic recovery trends occurred in the United States throughout 2013. The unemployment rate declined, consumer confidence levels improved, capacity utilization rates gradually increased, business investment spending plans were raised and corporate profits rose to record levels.

In 2013, domestic equity markets turned in an exceptional performance with the S&P 500 producing a total return of 32.39%. Smaller capitalization domestic stocks, as measured by the Russell 2500 Index returned an even higher 36.80%. Conversely, fixed income investments, particularly investment grade issues, produced modest total returns for the year, as price erosion offset coupon income. We believe that returns from U.S. equities are unlikely to match the stellar results of last year but will be a more favorable asset class, relative to fixed income investments, which will continue to encounter strong headwinds from the unwinding of Quantitative Easing and a broadening economic recovery.

The recent Federal Reserve Board action which begins to wind down “Operation Twist” by reducing the monthly purchases of fixed income securities is a reflection of the central bank’s growing confidence that the economy has regained a level of recovery growth that is viewed as sustainable without the need for continued Federal Reserve action.

As we move through 2014, the domestic economy is experiencing increasingly broad economic growth as a result of improving consumer confidence and spending trends and an increase in business fixed-investment spending trends. The gradual recovery in the housing industry, as excess inventory has been worked through, has been a major driver. Consumer balance sheets have strengthened and bank capital levels have risen to meet the increased regulatory benchmarks that will allow these institutions to reenter the mortgage lending market. Within this firming economic environment, the absence of the fiscal drag that was present last year, due to the governmental spending cuts imposed by the sequestration, is expected to improve in real GDP growth, closer to the neighborhood of 3%.

During 2014, consumer spending is expected to increase by approximately 3%, aided by improving confidence and modest gains in disposable personal income levels. Business investment spending should show relatively strong gains in the area of 8% to 10%, reflecting the sector’s strong capital position coupled with the need to increase efficiencies and modernize current production facilities. Governmental spending levels should remain relatively flat for the next year, as significant cuts initiated in 2013 may be modified, but should be allowed to continue in their aggregate effect going forward.

The relatively modest economic rebound experienced during the last five years in relation to the magnitude of the recession has set the stage for what may be a longer-than-anticipated cyclical recovery period.

Capacity-utilization rates continue to be relatively low and there is no sign of inflationary pressure on the economy, currently, as we enter the fifth year of the recovery. As the recovery continues to broaden both domestically and internationally, the positive economic trends that are driving the market currently could be expected to continue over the next two to three years, barring any significant geopolitical shock.

Executive Overview

2013 Compared to 2012

Income Statement

The Corporation reported net income of $24.4 million or $1.80 diluted earnings per share for the twelve months ended December 31, 2013, as compared to $21.1 million, or $1.60 diluted earnings per share, for the same period in 2012. Return on average equity (“ROE”) and return on average assets (“ROA”) for the twelve months ended December 31, 2013, were 11.53% and 1.23%, respectively, as compared to 10.91% and 1.15%, respectively, for the same period in 2012. The increase in net income for the twelve months ended December 31, 2013, as compared to the same period in 2012, was largely related to an $8.3 million increase in net interest income, which reflected a 12.8% increase from 2012. A $2.0 million increase in non-interest income was offset by a $5.8 million increase in non-interest expense and a $1.5 million increase in income tax expense for the twelve months ended December 31, 2013 as compared to the same period in 2012.

The $8.3 million, or 12.8% increase in the Corporation’s tax-equivalent net interest income for the twelve months ended December 31, 2013, as compared to the same period in 2012, was largely attributed to the $144.4 million increase in average portfolio loans between the periods, as the $76.6 million of loans acquired in the FBD transaction at the end of 2012 were supplemented by robust organic loan growth during 2013. In addition to this increase in average interest-earning assets, average interest-bearing liabilities also increased by $73.4 million, partially as the result of the deposits acquired from FBD. However, the average rate paid on interest-bearing liabilities declined by 27 basis points between the periods. The Corporation’s tax-equivalent net interest margin increased to 3.98% for the twelve months ended December 31, 2013 from 3.85% for the same period in 2012.

For the twelve months ended December 31, 2013, the provision for loan and lease losses of $3.6 million was a decrease of $428 thousand from the $4.0 million for the same period in 2012. Net loan and lease charge offs for the twelve months ended December 31, 2013 totaled $2.5 million, a $154 thousand decrease from the same period in 2012.

Non-interest income for the twelve months ended December 31, 2013 was $48.4 million, an increase of $2.0 million as compared to the same period in 2012. Contributing to the increase was a $5.4 million increase in wealth management revenue between the periods. Partially offsetting this increase were decreases of $2.6 million and $1.4 million in the gains on sale of residential mortgage loans and available for sale investment securities, respectively, between the periods.

Non-interest expense for the twelve months ended December 31, 2013, was $80.7 million, an increase of $5.8 million, as compared to the same period in 2012. Contributing to this increase were a $3.9 million increase in salaries and employee benefits expense and a $1.2 million increase in occupancy and equipment expense between the periods, as the Corporation has implemented several infrastructure improvements during the year.

Balance Sheet

Asset quality remained relatively stable as of December 31, 2013. The allowance for loan and lease losses of $15.5 million was 1.00% of portfolio loans and leases, as of December 31, 2013, as compared to $14.4 million, or 1.03% of portfolio loans and leases, at December 31, 2012. The increase in the Allowance as of December 31, 2013, as compared to December 31, 2012, is reflective of the increase in the balance of loan portfolio between the dates.

Total portfolio loans and leases of $1.55 billion at December 31, 2013 increased $148.7 million, or 10.6%, as compared to $1.40 billion at December 31, 2012. The loan growth was concentrated in the commercial mortgage, commercial and industrial, construction, and residential mortgage segments of the portfolio.

The Corporation’s available for sale investment portfolio at December 31, 2013 had a fair market value of $285.8 million, as compared to $316.6 million at December 31, 2012, as cash inflows from maturities, calls and pay downs were utilized for loan origination.

Deposits of $1.59 billion, as of December 31, 2013, decreased $43.3 million from December 31, 2012. The 2.7% decrease was largely the result of a $77.8 million decrease in retail time deposits, as the Corporation continued its planned run-off of its higher-rate time deposits. Partially offsetting this reduction in retail time deposits was a $27.0 million increase in non-interest-bearing deposits, which comprised 26.8% of total deposits as of December 31, 2013, up from 24.4% as of the end of 2012.

Wealth Assets

Wealth assets under management, administration, supervision and brokerage increased to $7.3 billion as of December 31, 2013, an increase of $605 million from $6.6 billion as of December 31, 2012.

2012 Compared to 2011

Income Statement

The Corporation reported net income of $21.1 million or $1.60 diluted earnings per share for the twelve months ended December 31, 2012, as compared to $19.6 million, or $1.54 diluted earnings per share, for the same period in 2011. ROE and ROA for the twelve months ended December 31, 2012, were 10.91% and 1.15%, respectively, as compared to 11.08% and 1.14%, respectively, for the same period in 2011. The increase in net income for the twelve months ended December 31, 2012, as compared to the same period in 2011, was largely related to a $12.3 million increase in non-interest income, comprised primarily of increases in wealth management revenue and gains on sale of residential mortgage loans. Also contributing to the net income increase was a $1.8 million increase in net interest income and a $2.1 million decrease in Provision between the periods. These improvements were substantially offset by a $13.2 million increase in non-interest expense and a $1.5 million increase in income tax expense for the twelve months ended December 31, 2012, as compared to the same period in 2011.

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

Components of Net Income

Net income is comprised of five major elements:

•	Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;

•	Provision For Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;

•	Non-Interest Income, which is made up primarily of wealth management revenue, gains and losses from the sale of residential mortgage loans, gains and losses from the sale of available for sale investment securities and other fees from loan and deposit services;

•	Non-Interest Expense, which consists primarily of salaries and employee benefits, occupancy, intangible asset amortization, professional fees and other operating expenses; and

•	Income Taxes, which include state and federal jurisdictions.

Net Interest Income

Rate/Volume Analyses (Tax-equivalent Basis)*

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the years 2013 as compared to 2012 and 2012 as compared to 2011, allocated by rate and volume. The change in interest income / expense due to both volume and rate has been allocated to changes in volume.

	Year Ended December 31,
(dollars in thousands)	2013 Compared to 2012			2012 Compared to 2011
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$13	$18	$31	$18	$(6)	$12
Investment securities – taxable	(211)	—	(211)	306	(1,109)	(803)
Investment securities – nontaxable	402	(80)	322	207	(234)	(27)
Loans and leases	7,538	(2,498)	5,040	3,384	(3,798)	(414)

Total interest income	7,742	(2,560)	5,182	3,915	(5,147)	(1,232)

Interest expense:
Savings, NOW and market rate accounts	345	(856)	(511)	444	(1,133)	(689)
Wholesale non-maturity deposits	(20)	(17)	(37)	(69)	14	(55)
Wholesale time deposits	(16)	34	18	(139)	(94)	(233)
Time deposits	(257)	(487)	(744)	(361)	(417)	(778)
Borrowed funds – long-term	(375)	(1,516)	(1,891)	88	(1,403)	(1,315)
Borrowed funds – short-term	6	(2)	4	5	(8)	(3)

Total interest expense	(317)	(2,844)	(3,161)	(32)	(3,041)	(3,073)

Interest differential	$8,059	$284	$8,343	$3,947	$(2,106)	$1,841

*	The tax rate used in the calculation of the tax-equivalent income is 35%.

Analysis of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with tax-equivalent interest income and expense and key rates and yields:

	For the Year Ended December 31,
	2013			2012			2011
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$67,124	$158	0.24%	$60,389	$127	0.21%	$52,390	$115	0.22%
Investment securities – available for sale:
Taxable	282,978	3,849	1.36%	299,598	4,060	1.36%	281,970	4,868	1.73%
Tax –Exempt	37,890	588	1.55%	16,685	302	1.81%	10,239	329	3.21%

Total investment securities – available for sale	320,868	4,437	1.38%	316,283	4,362	1.38%	292,209	5,197	1.78%
Investment securities – trading	2,106	73	3.47%	1,431	37	2.59%	1,339	32	2.39%
Loans and leases(1)(2)(3)	1,455,284	74,180	5.10%	1,310,883	69,140	5.27%	1,250,071	69,554	5.56%

Total interest-earning assets	1,845,382	78,848	4.27%	1,688,986	73,666	4.36%	1,596,009	74,898	4.69%
Cash and due from banks	12,946			12,890			12,078
Allowance for loan and lease losses	(14,800)			(13,469)			(11,397)
Other assets	150,972			144,594			134,996

Total assets	$1,994,500			$1,833,001			$1,731,686

Liabilities:
Savings, NOW, and market rate accounts	$955,977	1,757	0.18%	$828,675	2,268	0.27%	$722,850	2,957	0.41%
Wholesale non-maturity deposits	41,564	132	0.32%	46,815	169	0.36%	67,793	224	0.33%
Wholesale time deposits	14,210	106	0.75%	17,256	88	0.51%	30,429	321	1.05%
Time deposits	162,397	763	0.47%	195,778	1,507	0.77%	232,084	2,285	0.98%

Total interest-bearing deposits	1,174,148	2,758	0.23%	1,088,524	4,032	0.37%	1,053,156	5,787	0.55%
Subordinated debentures	—	—		18,327	931	5.08%	22,500	1,123	4.99%
Junior subordinated debentures	—	—		—	—		11,580	1,050	9.06%
Short-term borrowings	16,457	25	0.15%	13,525	21	0.16%	11,380	25	0.21%
FHLB advances and other borrowings	167,089	2,644	1.58%	163,888	3,604	2.20%	145,421	3,676	2.53%

Total interest-bearing liabilities	1,357,694	5,427	0.40%	1,284,264	8,588	0.67%	1,244,037	11,661	0.94%
Non-interest-bearing deposits	400,254			329,631			287,553
Other liabilities	24,502			25,242			23,573

Total non-interest-bearing liabilities	424,756			354,873			311,126

Total liabilities	1,782,450			1,639,137			1,555,163
Shareholders’ equity	212,050			193,864			176,523

Total liabilities and shareholders’ equity	$1,994,500			$1,833,001			$1,731,686

Net interest spread			3.87%			3.69%			3.75%
Effect of non-interest-bearing sources			0.11%			0.16%			0.21%

Net interest income/margin on earning assets		$73,421	3.98%		$65,078	3.85%		$63,237	3.96%

Tax-equivalent adjustment (tax rate 35%)		$431	0.02%		$343	0.02%		$336	0.02%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)	Includes portfolio loans and leases and loans held for sale.
(3)	Interest on loans and leases includes deferred (costs) fees of $(82), $(12) and $24 for the years ended December 31, 2013, 2012 and 2011, respectively.

Tax-Equivalent Net Interest Income and Margin - 2013 Compared to 2012

The tax-equivalent net interest margin increased 13 basis points to 3.98% for the twelve months ended December 31, 2013, as compared to 3.85%, for the same period in 2012.

Tax-equivalent net interest income for the twelve months ended December 31, 2013 of $73.4 million, was $8.3 million, or 12.8%, higher than the tax-equivalent net interest income of $65.1 million for the same period in 2012. Largely responsible for the increase was the $144.4 million increase in average loans and leases between the periods as the $76.6 million of loans acquired from FBD in November of 2012 were supplemented by strong organic loan growth during 2013. Partially offsetting the increase in average loans and leases was an $85.6 million increase in interest-bearing deposits, a portion of which were acquired from FBD near the end of 2012. The accretion of the fair value marks related to loans acquired in the FKB and FBD transactions increased the tax-equivalent net interest margin by 17 basis points for the twelve months ended December 31, 2013, as compared to 10 basis points for the same period in 2012. The tax-equivalent rate paid on interest-bearing deposits declined 14 basis points for the twelve months ended December 31, 2013, to 0.23%, while the yield earned on loans and leases declined 17 basis points, to 5.10%. Although the decline in tax-equivalent yield earned on loans and leases outpaced the decline in tax-equivalent rate paid on interest-bearing deposits, the increase in the volume of loans and leases between the periods outpaced that of interest-bearing deposits by $58.8 million.

In addition to the strong loan growth experienced during 2013, the prepayment of the Corporation’s $22.5 million of subordinated debt during the third and fourth quarters of 2012 along with the prepayment of $20.0 million of higher-rate FHLB borrowings during the first quarter of 2013 contributed to the reduction in tax-equivalent rate paid on interest-bearing liabilities.

Tax-Equivalent Net Interest Income and Margin – 2012 Compared to 2011

The tax-equivalent net interest margin declined 11 basis points to 3.85% for the twelve months ended December 31, 2012, as compared to 3.96%, for the same period in 2011.

Tax-equivalent net interest income for the twelve months ended December 31, 2012 of $65.1 million, was $1.9 million, or 2.9%, higher than the tax-equivalent net interest income of $63.2 million for the same period in 2011. The accretion of the fair value marks related to loans acquired in the FKB and FBD transactions increased the tax-equivalent net interest margin by 10 basis points for the twelve months ended December 31, 2012, as compared to 9 basis points for the same period in 2011. Although the decline in tax-equivalent yield earned on interest-bearing assets outpaced the decline in tax-equivalent rate paid on interest-bearing liabilities, there was a $93.0 million increase in average interest-earning assets, compared to only a $40.2 million increase in average interest-bearing liabilities between the periods.

The significant growth in average interest-earning assets included a $60.8 million increase in average loans, much of which was the result of loan originations, as opposed to the acquisition of loans from FBD, which occurred midway through the fourth quarter of 2012. In addition, the prepayment of the Corporation’s $22.5 million of subordinated debt during the third and fourth quarters of 2012 contributed to the reduction in tax-equivalent rate paid on interest-bearing liabilities.

Tax-Equivalent Net Interest Margin – Quarterly Comparison

The tax-equivalent net interest margin and related components for the past five quarters are shown in the table below:

Quarter	Year	Earning-Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest- Bearing Sources	Tax-Equivalent Net Interest Margin
4th	2013	4.33%	0.40%	3.93%	0.10%	4.03%
3rd	2013	4.33%	0.38%	3.95%	0.10%	4.05%
2nd	2013	4.27%	0.39%	3.88%	0.10%	3.98%
1st	2013	4.16%	0.43%	3.73%	0.12%	3.85%
4th	2012	4.27%	0.54%	3.73%	0.13%	3.86%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, Charity Deposits Corporation (“CDC”) (formerly known as Institutional Deposit Corporation (“IDC”)), Insured Cash Sweep (“ICS”) and Pennsylvania Local Government Investment Trust (“PLGIT”).

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

Summary of Interest Rate Simulation

	December 31, 2013
(dollars in thousands)	Estimated Change In Net Interest Income Over Next 12 Months
Change in Interest Rates
+300 basis points	$6,289	8.19%
+200 basis points	$3,537	4.61%
+100 basis points	$1,146	1.49%
-100 basis points	$(1,868)	(2.43)%

The interest rate simulation above suggests that the Corporation’s balance sheet as of December 31, 2013 is asset sensitive, and that an increase in interest rates will have a positive impact on net interest income over the next 12 months while a decrease in interest rates will negatively impact net interest income. In the above simulation, net interest income will increase if rates increase 100, 200 or 300 basis points. Because the Corporation’s internal prime loan rate is set, as of December 31, 2013, at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%, a 100 basis point increase in interest rates would have a less significant effect than it would had the Corporation not set this prime rate limit. The 100 basis point decrease scenario shows a $1.86 million, or 2.43%, decrease in net interest income over the next twelve months as many of the Corporation’s liabilities bear rates of interest below 1.00% and therefore would not be able to sustain the entire decrease.

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

Non-maturity deposits (demand deposits in particular), are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods in order to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the Bank’s regulatory agencies have suggested distribution limits for non-maturity deposits. However, the Corporation has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. The following table presents the Corporation’s gap analysis as of December 31, 2013:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$67.6	$—	$—	$—	$—	$67.6
Investment securities(1)	52.5	52.8	134.4	49.5	—	289.2
Loans and leases(2)	430.6	193.3	660.0	264.7	—	1,548.6
Allowance	—	—	—	—	(15.5)	(15.5)
Cash and due from banks	—	—	—	—	13.5	13.5
Other assets	—	—	—	—	158.3	158.3

Total assets	$550.7	$246.1	$794.4	$314.2	$156.3	$2,061.7

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$28.1	$84.4	$120.5	$193.6	$—	$426.6
Savings, NOW and market rate	67.6	202.9	459.4	216.4	—	946.3
Time deposits	38.8	66.4	35.6	—	—	140.8
Wholesale non-maturity deposits	42.9	—	—	—	—	42.9
Wholesale time deposits	8.1	0.4	26.1	—	—	34.6
Short-term borrowings	10.9	—	—	—	—	10.9
FHLB advances and other borrowings	42.4	1.2	156.5	5.5	—	205.6
Other liabilities	—	—	—	—	24.0	24.0
Shareholders’ equity	8.2	24.6	131.4	65.8	—	230.0

Total liabilities and shareholders’ equity	$247.0	$379.9	$929.5	$481.3	$24.0	$2,061.7

Interest-earning assets	$550.7	$246.1	$794.4	$314.2	$—	$1,905.4
Interest-bearing liabilities	210.7	270.9	677.6	221.9	—	1,381.1

Difference between interest-earning assets and interest-bearing liabilities	$340.0	$(24.8)	$116.8	$92.3	$—	$524.3

Cumulative difference between interest earning assets and interest-bearing liabilities	$340.0	$315.2	$432.0	$524.3	$—	$524.3

Cumulative earning assets as a % of cumulative interest bearing liabilities	261%	165%	137%	138%

(1)	Investment securities include available for sale and trading.
(2)	Loans include portfolio loans and leases and loans held for sale.

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

Fair Value Adjustments Impacting the Statement of Income

The following table details the actual effect for the twelve month periods ended December 31, 2013, 2012 and 2011, and the projected effect, for each of the five years ending December 31, 2018, and thereafter, of the accretable and amortizable fair value adjustments attributable to the FKF merger and the FBD transaction, on net interest income, net non-interest income and pretax income. The projected accretion and amortization is subject to change in future periods related to, among other things, changes in the Corporation’s estimates of loan cash flows, deposit maturities, loan prepayments, and prepayments of FHLB advances.

	Actual				Projected
	Income Statement Effect	For the Twelve Months Ended December 31,			For the Twelve Months Ending December 31,
		2011	2012	2013	2014	2015	2016	2017	2018	Thereafter
Interest income/expense:
Loans	Income	$1,548	$1,706	$3,064	$2,019	$1,310	$829	$525	$350	$2,486
Investment securities	Expense	(570)	(630)	—	—	—	—	—	—	—
Deposits	Income	545	391	349	23	—	—	—	—	—
FHLB advances	Income	552	442	150	121	121	121	121	9	—
Jr. subordinated debentures	Income	55	—	—	—	—	—	—	—	—

Net interest income		2,130	1,909	3,563	2,163	1,431	950	646	359	2,486

Non-interest income/expense:
Premises and equipment	Expense	93	93	112	111	111	111	111	102	1,288
Other liabilities	Income	—	(76)	(39)	—	—	—	—	—	—

Net non-interest expense		93	17	73	111	111	111	111	102	1,288
Pretax income effect		$2,037	$1,892	$3,490	$2,052	$1,320	$839	$535	$257	$1,198

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

Management evaluates purchased credit-impaired loans individually for further impairment. The balance of the Corporation’s loan and lease portfolio is evaluated on either an individual basis or on a collective basis for impairment. Refer to Notes 4-F and 4-H in the Notes to Consolidated Financial Statements for a more information regarding the Corporation’s impaired loans and leases.

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

The Corporation’s Allowance is comprised of four components that are calculated based on various independent methodologies. All components of the Allowance are based on Management’s estimates. These estimates are summarized earlier in this document under the heading “Critical Accounting Policies, Judgments and Estimates.”

The four components of the Allowance are as follows:

•	Specific Loan Evaluation Component – Loans and leases for which Management has reason to believe it is probable that it will not be able to collect all contractually due amounts of principal and interest are evaluated for impairment on an individual basis and a specific allocation of the Allowance is assigned, if necessary.

•	Historical Charge-Off Component – Homogeneous pools of loans are evaluated to determine average historic charge-off rates. Management applies a rolling, twelve quarter, charge-off history to determine these average charge-off rates.

•	Qualitative Factors Component – Various qualitative factors are considered as they relate to the different homogeneous loan pools in order to adjust the historic charge-off rates, if necessary. These factors may include delinquency trends, economic conditions, loan terms, credit grades, concentrations of credit, regulatory environment and other relevant factors. The resulting adjustments are combined with the historic charge-off rates and result in an allocation rate for each homogeneous loan pool.

•	Unallocated Component – This amount represents the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating the specific, historical, and qualitative losses in the portfolio discussed above. There are many factors considered, such as the inherent delay in obtaining information regarding a customer’s financial information or changes in their business condition, the judgmental nature of loan and lease evaluations, the delay in interpreting economic trends, and the judgmental nature of collateral assessments.

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

Refer to Note 4-F in the Notes to Consolidated Financial Statements for details regarding credit quality indicators associated with the Corporation’s loan and lease portfolio.

Portfolio Segmentation – The Corporation’s loan and lease portfolio is divided into specific segments of loans and leases having similar characteristics. These segments are as follows:

•	Commercial mortgage

•	Home equity lines and loans

•	Residential mortgage

•	Construction

•	Commercial and industrial

•	Consumer

•	Leases

Refer to Note 4 in the Notes to Consolidated Financial Statements and page 41 of this MD&A under the heading Portfolio Loans and Leases for details of the Corporation’s loan and lease portfolio, broken down by portfolio segment.

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

Refer to Note 4-G in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s TDRs.

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

Any other loan or lease, for which the Corporation has reason to believe collectability is unlikely, and for which sufficient collateral does not exist, is also charged off.

Refer to Notes 4-F in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s charge-offs and factors which influenced Management’s judgment with respect thereto.

Asset Quality and Analysis of Credit Risk

As of December 31, 2013, total non-performing loans and leases of $10.5 million representing 0.68% of portfolio loans and leases, as compared to $14.8 million, or 1.06% of portfolio loans and leases, as of December 31, 2012. The $4.2 million decrease in non-performing loans and leases was primarily related to a $3.2 million decrease in nonperforming construction loans and a $1.5 million decrease in nonperforming home equity loans and lines. These decreases were partially offset by an increase of $630 thousand nonperforming residential mortgage loans between the dates.

The Provision for each of the twelve month periods ended December 31, 2013, 2012 and 2011 was $3.6 million, $4.0 million and $6.1 million, respectively. As of December 31, 2013, the Allowance of $15.5 million represents 1.00% of portfolio loans and leases, as compared to the Allowance, as of December 31, 2012, of $14.4 million, which represented 1.03% of portfolio loans and leases as of that date. The decrease in the Allowance, as a percentage of portfolio loans and leases, from December 31, 2012 to December 31, 2013, is reflective of Management’s analysis of qualitative factors affecting the loan portfolio, the reduced level of nonperforming loans and leases, partially offset by the growth of the Corporation’s loan portfolio.

As of December 31, 2013, the Corporation had other real estate owned (“OREO”) valued at $855 thousand, as compared to $906 thousand as of December 31, 2012. The five properties comprising the balance as of December 31, 2013 include three residential properties, one commercial property, and an undeveloped parcel of land, the latter of which is under agreement of sale and is expected to close during the second quarter of 2014. All properties are recorded at their estimated fair values less costs to sell.

As of December 31, 2013, the Corporation had $9.0 million of TDRs, of which $7.3 million are in compliance with the modified terms for six months or greater, and hence, excluded from non-performing loans and leases. As of December 31, 2012, the Corporation had $11.1 million of TDRs, of which $8.0 million were in compliance with the modified terms.

Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest payments in accordance with the original terms of the loans and leases. Included in impaired loans and leases are non-accrual loans and leases and TDRs. Purchased credit-impaired loans are not included in impaired loan and lease totals. As of December 31, 2013, the Corporation had $17.6 million of impaired loans and leases, as compared to impaired loans and leases of $22.0 million as of December 31, 2012. Refer to Notes 4-H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Non-Performing Assets, TDRs and Related Ratios As of or For the Twelve Months Ended December 31,

(dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans and leases	$10,530	$14,040	$14,315	$9,497	$6,246
Loans 90 days or more past due and still accruing	—	728	—	10	668

Total non-performing loans and leases	10,530	14,768	14,315	9,507	6,914
Other real estate owned	855	906	549	2,527	1,025

Total non-performing assets	$11,385	$15,674	$14,864	$12,034	$7,939

Troubled debt restructurings included in non-performing assets	$1,699	$3,106	$4,300	$1,879	$2,274
TDRs in compliance with modified terms	7,277	8,008	7,166	4,693	1,622

Total TDRs	$8,976	$11,114	$11,466	$6,572	$3,896

Allowance for loan and lease losses to non-performing loans and leases	147.3%	97.7%	89.1%	108.1%	150.8%
Non-performing loans and leases to total loans and leases	0.68%	1.06%	1.11%	0.79%	0.78%
Allowance for loan losses to total portfolio loans and leases	1.00%	1.03%	0.98%	0.86%	1.18%
Non-performing assets to total assets	0.55%	0.77%	0.84%	0.69%	0.64%
Net loan and lease charge-offs/average loans and leases	0.09%	0.18%	0.29%	0.96%	0.77%
Period end portfolio loans and leases	$1,547,185	$1,398,456	$1,295,392	$1,196,717	$885,739
Average portfolio loans and leases	$1,453,555	$1,307,140	$1,250,071	$1,037,158	$882,956
Allowance for loan and lease losses	$15,515	$14,425	$12,753	$10,275	$10,424
Interest income that would have been recorded on impaired loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination	$1,074	$1,417	$1,445	$838	$322
Interest income on impaired loans included in net income for the period	$365	$507	$550	$436	$41

As of December 31, 2013, the Corporation is not aware of any loan or lease, other than those disclosed in the table above, for which it has any serious doubt as to the borrower’s ability to pay in accordance with the terms of the loan.

Summary of Changes in the Allowance for Loan and Lease Losses

(dollars in thousands)	2013	2012	2011	2010	2009
Balance, January 1	$14,425	$12,753	$10,275	$10,424	$10,332
Charge-offs:
Consumer	(194)	(96)	(92)	(456)	(45)
Commercial and industrial	(781)	(458)	(633)	(7,019)	(1,933)
Real estate	(891)	(818)	(1,732)	(689)	(53)
Construction	(737)	(1,131)	(1,174)	(135)	(382)
Leases	(376)	(364)	(1,017)	(2,395)	(4,957)

Total charge-offs	(2,979)	(2,867)	(4,648)	(10,694)	(7,370)
Recoveries:
Consumer	10	7	11	2	8
Commercial and industrial	65	143	307	—	—
Real estate	105	79	190	15	1
Construction	24	15	—	—	—
Leases	290	292	530	674	569

Total Recoveries	494	536	1,038	691	578

Net charge-offs	(2,485)	(2,331)	(3,610)	(10,003)	(6,792)
Provision for loan and lease losses	3,575	4,003	6,088	9,854	6,884

Balance, December 31	$15,515	$14,425	$12,753	$10,275	$10,424

Ratio of net charge-offs to average portfolio loans outstanding	0.17%	0.18%	0.29%	0.96%	0.77%

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

	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans
Allowance at end of period applicable to:
Commercial mortgage	$3,797	40.4%	$3,907	39.1%	$3,165	32.4%	$2,534	32.2%	$2,027	29.9%
Home equity lines and loans	2,204	12.3	1,857	13.9	1,707	16.0	1,563	18.1	1,228	20.1
Residential mortgage	2,446	19.4	2,024	20.6	1,592	23.7	843	21.9	697	12.5
Construction	845	3.0	1,019	1.9	1,384	4.1	633	3.8	652	4.4
Commercial and industrial	5,011	21.2	4,637	20.9	3,816	20.6	3,565	20.0	3,801	26.3
Consumer	259	1.1	189	1.3	119	0.9	115	1.0	125	1.4
Leases	604	2.6	493	2.3	532	2.3	766	3.0	1,403	5.4
Unallocated	349	—	299	—	438	—	256	—	491	—

Total	$15,515	100.0%	$14,425	100.0%	$12,753	100.0%	$10,275	100.0%	$10,424	100.0%

Non-Interest Income

2013 Compared to 2012

For the twelve months ended December 31, 2013, non-interest income was $48.4 million, an increase of $2.0 million from the $46.4 million for the same period in 2012. Contributing to this increase was the $5.4 million, or 18.1%, increase in fees for wealth management services from $29.8 million for the twelve months ended December 31, 2012, to $35.2 million for the same period in 2013. Substantially offsetting the increase in wealth management revenue was a $2.6 million decrease in the gain on sale of residential mortgage loans and a $1.4 million decrease in the gain on sale of available for sale investment securities.

The increase in wealth management services revenue is partially the result of a full year’s impact of the wealth assets acquired in the May 2012 DTC acquisition, which initially added $1.0 billion to the Corporation’s assets under management, administration, supervision and brokerage, as compared to only a seven month impact in 2012. In addition, the success of the Wealth Management division’s strategic initiatives, market appreciation and other new business between the dates helped increase the division’s assets under management, administration, supervision and brokerage by $605 million, to $7.3 billion.

The decrease in the gain on sale of residential mortgage loans was the result of a sharp decline in the volume of residential mortgage loans originated for resale. For the twelve months ended December 31, 2013, the Corporation originated $129.0 million of residential mortgage loans for resale, as compared to $204.8 million for the same period in 2012. The decrease in the volume of residential mortgage loan originations was the result of rising interest rates, which substantially curtailed the refinancing boom that had occurred between the third quarter of 2012 and the second quarter of 2013.

The decrease in the gain on sale of available for sale investment securities was related to the Corporation’s effort to reduce the duration of its portfolio. The sale of these investments resulted in a net loss on sale of $8 thousand for the twelve months ended December 31, 2013, as compared to a net gain on sale of $1.4 million for the same period in 2012.

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

The increase in wealth management fees was related to the May 15, 2012 acquisition of DTC, which initially increased the Corporation’s wealth assets under management, administration, supervision and brokerage by $1.0 billion. In addition, the Corporation experienced a full year’s impact of the wealth assets acquired in the May 2011 acquisition of PWMG, which initially added $1.1 billion of assets under management, administration, supervision and brokerage, as compared to only seven months’ revenue in 2011. Wealth assets under management, administration, supervision and brokerage increased $1.8 billion from $4.8 billion as of December 31, 2011 to $6.7 billion, as of December 31, 2012.

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

Non-Interest Expense

2013 Compared to 2012

Non-interest expense for the twelve months ended December 31, 2013 was $80.7 million, an increase of $5.8 million, or 7.8%, as compared to the same period in 2012. The increase was comprised of increases of $3.9 million and $1.2 million in salaries and employee benefits and occupancy-related expenses, respectively. These personnel and facilities-related expenses were partially related to the full-service branch that opened in Bala Cynwyd at the end of 2012, a full year of staff and office space in connection with the May 2012 acquisition of DTC, increased stock-based compensation costs, along with annual salary increases. In addition, other operating expenses increased by $2.6 million in 2013, as compared to 2012. The increase in other operating expenses was related to increased telecommunication costs, information technology costs and deferred compensation expense. Refer to Note 20 in the Notes to Consolidated Financial Statements for further details regarding the increase in other operating expenses between the periods. Partially offsetting these cost increases was a $744 thousand decrease in due diligence and merger-related expenses and a $690 thousand gain on the curtailment of a nonqualified defined-benefit pension plan.

2012 Compared to 2011

Non-interest expense for the twelve months ended December 31, 2012 was $74.9 million, an increase of $13.2 million, or 21.3%, as compared to the same period in 2011. The increase was comprised of increases of $6.3 million and $916 thousand in salaries and employee benefits and occupancy-related expenses, respectively, which were related to the staffing increase and office space additions that resulted from the DTC and PWMG acquisitions and, to a lesser extent, the FBD transaction, as well as the incentive-based compensation related to residential mortgage sales. In connection with the DTC and FBD transactions that occurred during 2012, due diligence and merger-related expenses increased by $2.1 million between the periods. Refer to Note 22 in the Notes to Consolidated Financial Statements for further details regarding the $2.9 million increase in other operating expenses between the periods.

Secondary Market Sold-Loan Repurchase Demands

In the course of originating residential mortgage loans and selling those loans in the secondary market, the Corporation makes various representations and warranties to the purchasers of the mortgage loans. Each residential mortgage loan originated by the Corporation is evaluated by an automated underwriting application, which verifies the underwriting criteria and certifies the loan’s eligibility for sale to the secondary market. Any exceptions discovered during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Corporation to comply with the underwriting and appraisal standards could result in the Corporation’s being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Corporation within the specified period following discovery. For the twelve months ended December 31, 2013, 2012 and 2011, the Corporation has received a limited number of investor repurchase demands and recorded a contingent liability for their settlement. The accruals related to investor repurchase demands totaled $78 thousand, $66 thousand and $285 thousand for the twelve months ended December 31, 2013, 2012 and 2011, respectively, and were included in other non-interest expense.

Income Taxes

Income taxes for the twelve months ended December 31, 2013 were $12.6 million as compared to $11.1 million and $9.5 million for the same periods in 2012 and 2011, respectively. The effective tax rate for the twelve month periods ended December 31, 2013, 2012 and 2011 was 34.0%, 34.3% and 32.7%, respectively. The slight decrease in the effective tax rate for the twelve months ended December 31, 2013, as compared to the rate for the same period in 2012, was primarily related to a change in method used to account for the Corporation’s deferred compensation plan, which resulted in a tax benefit not previously recognized.

Balance Sheet Analysis

Asset Changes

Total assets as of December 31, 2013 increased to $2.06 billion from $2.04 billion as of December 31, 2012. The $25.7 million increase was attributable to a $148.7 million increase in portfolio loans and leases which was substantially offset by decreases of $30.8 million in available for sale investment securities and $94.6 million in cash and interest-bearing deposits with other banks. Cash flows from maturities, calls, and paydowns of investment securities, along with idle cash, were used to fund the loan originations during 2013.

Investment Portfolio – The $30.8 million decrease from December 31, 2012 to December 31, 2013 in available for sale investment securities was comprised of decreases in mortgage-related securities and U.S. government obligations of $30.9 million and $4.3 million, respectively, and increases in municipal obligations of $6.6 million between the dates. This decrease was related to the Corporation’s strategy of shortening the duration of the available for sale portfolio. As of December 31, 2013 and December 31, 2012, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

The following table details the maturity and weighted average yield (3) of the available for sale investment portfolio (2) as of December 31, 2013:

(dollars in thousands)	Maturing During 2014	Maturing From 2015 Through 2018	Maturing From 2019 Through 2023	Maturing After 2023	Total
U.S. Treasury securities:
Amortized cost	$—	$102	$—	$—	$102
Weighted average yield		1.03%			1.03%
Obligations of the U.S. government and agencies:
Amortized cost	—	28,941	41,359	797	71,097
Weighted average yield		0.75%	1.20%	2.01%	1.03%
State and political subdivisions(3):
Amortized cost	7,359	19,348	10,433	—	37,140
Weighted average yield	0.60%	1.10%	1.60%		1.14%
Mortgage-related securities(1):
Amortized cost	—	2,044	36,345	125,118	163,507
Weighted average yield		2.17%	2.36%	2.34%	2.34%
Other investment securities:
Amortized cost	500	1,400	—	—	1,900
Weighted average yield	1.25%	1.32%			1.30%

Total amortized cost	$7,859	$51,835	$88,137	$125,915	$273,746

Weighted average yield	0.64%	0.95%	1.73%	2.34%	1.83%

(1)	Mortgage-related securities are included in the above table based on their contractual maturity. However, mortgage-related securities, by design, have scheduled monthly principal payments which are not reflected in this table.
(2)	Excluded from the above table is the Corporation’s $13.4 million investment in bond mutual funds, which has no stated maturity or constant stated yield.
(3)	Weighted average yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

The following table details the amortized cost of the available for sale investment portfolio as of the dates indicated:

	Amortized Cost as of December 31,
(dollars in thousands)	2013	2012	2011
Obligations of the U.S. government and agencies	$71,097	$73,183	$104,252
Obligations of the U.S. Treasury	102	—	—
Obligations of state and political subdivisions	37,140	30,244	8,210
Mortgage-backed securities	119,044	128,537	95,713
Collateralized mortgage obligations	44,463	62,116	32,418
Other investments	15,281	17,667	30,472

Total amortized cost	$287,127	$311,747	$271,065

Portfolio Loans and Leases

The table below details the loan portfolio as of the dates indicated:

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Commercial mortgage	$625,341	$546,358	$419,130	$385,615	$265,023
Home equity lines & loans	189,571	194,861	207,917	216,853	177,863
Residential mortgage	300,243	288,212	306,478	261,983	110,653
Construction	46,369	26,908	52,844	45,403	38,444
Commercial & industrial	328,459	291,620	267,204	239,266	233,288
Consumer	16,926	17,666	11,429	12,200	12,717
Leases	40,276	32,831	30,390	35,397	47,751

Total portfolio loans and leases	1,547,185	1,398,456	1,295,392	1,196,717	885,739
Loans held for sale	1,350	3,412	1,588	4,838	3,007

Total	$1,548,535	$1,401,868	$1,296,980	$1,201,555	$888,746

The following table summarizes the loan maturity distribution and interest rate sensitivity as of December 31, 2013. Excluded from the table are residential mortgage, home equity lines and loans and consumer loans:

(dollars in thousands)	Maturing During 2014	Maturing From 2015 Through 2018	Maturing After 2018	Total
Loan portfolio maturity:
Commercial and industrial	$106,070	$139,619	$82,770	$328,459
Construction	37,508	8,536	325	46,369
Commercial mortgage	20,720	265,003	339,618	625,341
Leases	2,615	37,661	—	40,276

Total	$166,913	$450,819	$422,713	$1,040,445

Interest sensitivity on the above loans:
Loans with predetermined rates	$35,517	$358,580	$196,287	$590,384
Loans with adjustable or floating rates	131,396	92,239	226,426	450,061

Total	$166,913	$450,819	$422,713	$1,040,445

The list below identifies certain key characteristics of the Corporation’s loan and lease portfolio. Refer to the loan and lease portfolio tables in Note 4 in the Notes to Consolidated Financial Statements and page 41 of this MD&A under the heading Portfolio Loans and Leases for further details.

•	Portfolio Loans and Leases – The Corporation’s $1.55 billion loan and lease portfolio is predominantly based in the Corporation’s traditional market areas of Chester, Delaware and Montgomery counties of Pennsylvania, New Castle county in Delaware, and in the greater Philadelphia area, none of which has experienced the real estate price appreciation and subsequent decline that many other areas of the country have experienced over the last ten years.

•

Concentrations – The Corporation has a significant portion of its portfolio loans (excluding leases) in real estate-related loans. As of December 31, 2013, loans secured by real estate were $1.16 billion or 75.1% of the total loan portfolio of $1.55 billion. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is within Pennsylvania. The Corporation is aware of this concentration and mitigates this risk to the extent possible in many ways, including the underwriting and assessment of the borrower’s capacity to repay, equity in the underlying real estate collateral and a review of a borrower’s global cash flows. The Corporation has recourse against a substantial portion of the loans in the real estate portfolio.

In addition to loans secured by real estate, commercial and industrial loans comprise 21.2% of the total loan portfolio as of December 31, 2013.

•	Construction – The construction portfolio of $46.4 million accounts for 3.0% of the total loan and lease portfolio at December 31, 2013, an increase of $19.5 million from December 31, 2012. The increase was largely due to an increase in multifamily construction loans in the Corporation’s primary trade area. The construction loan segment of the portfolio, which consists of residential site development loans, commercial construction loans and loans for construction of individual homes, had a delinquency rate on performing loans, as of December 31, 2013, of 0.00%, as compared 3.09% as of December 31, 2012. Nonperforming construction loans comprised 1.79% of the construction segment of the portfolio as of December 31, 2013, as compared to 12.32% as of December 31, 2012.

•	Residential Mortgages – Residential mortgage loans were $300.2 million as of December 31, 2013, an increase of $12.0 million from December 31, 2012. The portfolio increased as the Corporation originated more jumbo residential mortgage loans to high-net worth individuals, which were retained in the portfolio rather than being sold into the secondary market. The residential mortgage segment accounts for 19.4% of the total loan and lease portfolio as of December 31, 2013. The residential mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2013, of 0.27%, as compared 0.19% as of December 31, 2012. Nonperforming residential mortgage loans comprised 1.46% of the residential mortgage segment of the portfolio as of December 31, 2013, as compared to 1.30% as of December 31, 2012. The Corporation believes it is well protected with its collateral position on this portfolio.

•	Commercial Mortgages – Commercial mortgages were $625.3 million as of December 31, 2013, an increase of $79.0 million from December 31, 2012. The Corporation has made a concerted effort, over several operating cycles, to attract strong commercial real estate entrepreneurs in its primary trade area. This effort has produced strong results. The commercial mortgage segment accounts for 40.4% of the total loan and lease portfolio as of December 31, 2013. The commercial mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2013, of 0.04%, as compared 0.15% as of December 31, 2012. Nonperforming commercial mortgage loans comprised 0.08% of the commercial mortgage segment of the portfolio as of December 31, 2013, as compared to 0.12% as of December 31, 2012. The borrowers comprising this segment of the portfolio generally have strong, global cash flows, which have remained stable in this tough economic environment. The Corporation continues to be able to attract quality borrowers in the commercial real estate space as other banks retreat due to credit issues.

•	Commercial and Industrial – Commercial and industrial loans were $328.5 million as of December 31, 2013, an increase of $36.8 million from December 31, 2012. The increase was the result of new client acquisitions by recently hired commercial relationship managers. The commercial and industrial segment accounts for 21.2% of the total loan and lease portfolio as of December 31, 2013. The commercial and industrial segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2013, of 0.10%, as compared 0.15% as of December 31, 2012. Nonperforming commercial and industrial loans comprised 1.08% of the commercial and industrial segment of the portfolio as of December 31, 2013, as compared to 1.20% as of December 31, 2012. The commercial and industrial segment of the portfolio consists of loans to privately held institutions, family businesses, non-profit institutions and private banking relationships. While certain of these loans are collateralized by real estate, others are collateralized by non-real estate business assets, including accounts receivable and inventory.

•	Home Equity Loans and Lines of Credit – Home equity loans and lines of credit were $189.6 million as of December 31, 2013, a decrease of $5.3 million from December 31, 2012. The low-rate residential mortgage loan environment was responsible for the decline in home equity products as many existing clients took the opportunity to consolidate floating rate home equity loans into first mortgages that were subsequently sold into the secondary market. The home equity loans and lines of credit segment accounts for 12.3% of the total loan and lease portfolio as of December 31, 2013. The home equity loans and lines of credit segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2013, of 0.11%, as compared 0.10% as of December 31, 2012. Nonperforming home equity loans and lines of credit comprised 0.67% of the home equity loans and lines of credit segment of the portfolio as of December 31, 2013, as compared to 1.43% as of December 31, 2012. The Corporation originates the majority of its home equity loans and lines of credit through its branch network.

•	Consumer loans – Consumer loans were $16.9 million as of December 31, 2013, a decrease of $740 thousand from December 31, 2012. The consumer loan segment accounted for 1.1% of the total loan and lease portfolio as of December 31, 2013. The consumer loan segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2013, of 0.04%, as compared 0.08% as of December 31, 2012. Nonperforming consumer loans comprised 0.12% of the consumer segment of the portfolio as of December 31, 2013, as compared to 0.04% as of December 31, 2012.

•	Leasing – Leases totaled $40.3 million as of December 31, 2013, an increase of $7.4 million from December 31, 2012. The lease segment of the portfolio accounted for 2.6% of the total loan and lease portfolio as of December 31, 2013. The leasing segment of the portfolio had a delinquency rate on performing leases, as of December 31, 2013, of 0.30%, as compared 0.14% as of December 31, 2012. Nonperforming leases comprised 0.06% of the leasing segment of the portfolio as of December 31, 2013, as compared to 0.13% as of December 31, 2012.

•	Goodwill and Other Intangible Assets – An immaterial decrease of $54 thousand in goodwill from December 31, 2012 to December 31, 2013 was the result of an adjustment in the value of deferred tax assets acquired in the DTC acquisition. See Note 2 in the Notes to Consolidated Financial Statements for additional details.

•	FHLB Stock – The Corporation’s investment in stock issued by the FHLB increased by $893 thousand, from December 31, 2012 to December 31, 2013, as the increases in borrowings from the FHLB require additional purchases of stock.

•	Mortgage Servicing Rights (“MSRs”) – MSRs increased $259 thousand to $4.8 million as of December 31, 2013, from $4.5 million as of December 31, 2012. This increase was the result of $1.0 million of MSRs recorded during the twelve months ended December 31, 2013, partially offset by amortization of $740 thousand and impairment of $3 thousand during the period.

The following table details activity related to mortgage servicing rights for the periods indicated:

	For the Twelve Months Ended or as of December 31,
(dollars in thousands)	2013	2012	2011
Mortgage originations	$197,787	$253,725	$168,681
Mortgage loans sold:
Servicing retained	$127,914	$201,352	$75,232
Servicing released	1,067	3,461	6,230

Total mortgage loans sold	$128,981	$204,813	$81,462

Percentage of originated mortgage loans sold	65.2%	80.7%	48.3%
Servicing retained %	99.2%	98.3%	92.4%
Servicing released %	0.8%	1.7%	7.6%
Loans serviced for others	$628,879	$595,317	$572,422
Mortgage servicing rights	$4,750	$4,491	$4,041
Gain on sale of loans	$4,117	$6,735	$2,517
Loans servicing and other fees	$1,845	$1,776	$1,824
Amortization of MSRs	$740	$966	$749
Impairment of MSRs	$3	$163	$786
Gain on sale of loans as % of principal	3.19%	3.29%	3.08%

Liability Changes

Total liabilities as of December 31, 2013 decreased $554 thousand, to $1.83 billion from December 31, 2012. The slight decrease was related to the $70.3 million decrease in interest-bearing deposits, which were replaced by increases of $27.0 million in non-interest-bearing deposits and $44.3 million in FHLB advances and other borrowings.

Deposits – Total deposits decreased $43.3 million, or 2.7%, to $1.59 billion as of December 31, 2013 from $1.63 billion as of December 31, 2012. As mentioned above, interest-bearing deposits decreased primarily as a result of the Corporation’s decision to allow its higher-rate time deposits to run off.

The following table details deposits as of the dates indicated:

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Interest-bearing checking	$266,787	$270,279	$233,562	$234,107	$151,432
Money market	544,310	559,470	393,729	327,824	229,836
Savings	135,240	129,091	130,613	134,163	101,719
Wholesale – non-maturity	42,936	45,162	65,173	80,112	52,174
Wholesale – time deposits	34,640	12,421	23,550	37,201	36,118
Time deposits	140,794	218,586	209,333	245,669	153,705

Interest-bearing deposits	$1,164,707	$1,235,009	$1,055,960	$1,059,076	$724,984

Non-interest-bearing deposits	426,640	399,673	326,409	282,356	212,903

Total deposits	$1,591,347	$1,634,682	$1,382,369	$1,341,432	$937,887

The following table summarizes the maturities of certificates of deposit of $100,000 or greater at December 31, 2013:

(dollars in thousands)	Retail	Wholesale
Three months or less	$19,710	$8,065
Three to six months	7,781	—
Six to twelve months	14,131	238
Greater than twelve months	11,116	26,145

Total	$52,738	$34,448

For more information regarding deposits, including average amount of deposits and average rate paid, refer to page 36 of this MD&A.

Borrowings – Short-term borrowings as of December 31, 2013, which include only repurchase agreements, increased $1.5 million, or 15.8%, from December 31, 2012. As of December 31, 2013, FHLB advances and other borrowings increased $44.3 million, or 27.5%, from December 31, 2012. During 2013, as deposits declined, the strong loan demand utilized not only idle cash, but also required additional advances from the FHLB. See the Liquidity Section of this MD&A on page 57 for further details on the Corporation’s FHLB available borrowing capacity.

Discussion of Segments

The Corporation has two operating segments: Wealth Management and Banking. These segments are discussed below. Detailed segment information appears in Note 27 in the Notes to Consolidated Financial Statements.

Wealth Management Segment Activity

The Wealth Management segment reported a pre-tax segment profit (“PTSP”) for the twelve months ended December 31, 2013 of $13.1 million, a $2.9 million, or 27.9%, increase from the same period in 2012. The increase in PTSP was primarily due to a $5.4 million, or 18.1%, increase in fees for wealth management services. The increase was partially the result of a full year’s impact of the $1.0 billion of wealth assets acquired in the May 2012 acquisition of DTC, along with the success of the Wealth Management division’s strategic initiatives and market appreciation, which increased wealth management assets under management, administration, supervision and brokerage by $605 million to $7.3 billion, as of December 31, 2013.

The Wealth Management segment reported a pre-tax segment profit (“PTSP”) for the twelve months ended December 31, 2012 of $10.3 million, a $2.7 million, or 35.8%, increase from the same period in 2011. The increase in PTSP was primarily due to a $8.1 million, or 37.5%, increase in fees for wealth management services due, in large part, to the May 15, 2012 acquisition of DTC, which initially increased wealth management assets under management, administration, supervision and brokerage by $1.0 billion. In addition, the Corporation experienced a full year’s impact of the $1.1 billion of wealth assets acquired in the May 2011 PWMG acquisition.

The following table shows the Corporation’s wealth management assets under management, administration, supervision and brokerage as of the dates indicated:

	As of December 31,
(dollars in millions)	2013	2012	2011
Total wealth assets under management, administration, supervision and brokerage	$7,268.3	$6,663.2	$4,831.6

Banking Segment Activity

Banking segment data as presented in Note 27 in the accompanying Notes to Consolidated Financial Statements indicates a PTSP of $23.9 million in 2013, $21.9 million in 2012 and $21.6 million in 2011. See “Components of Net Income” on page 34 of this document for a discussion of the Banking Segment.

Capital and Regulatory Capital Ratios

Consolidated shareholders’ equity of the Corporation was $229.9 million, or 11.2% of total assets, as of December 31, 2013, as compared to $203.6 million, or 10.0% of total assets, as of December 31, 2012.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the twelve months ended December 31, 2013 and 2012, the Corporation issued 7,455 and 108,918 shares, respectively, and raised $176 thousand and $2.1 million, respectively, through the Plan.

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

Accumulated other comprehensive loss, as of December 31, 2013 was $5.6 million, a decrease of $4.5 million from December 31, 2012. The primary cause of this decrease was related to a $12.0 million decrease in the unfunded pension liability which was due to better-than-expected returns on plan assets, an increase in the discount rate used to project the future benefit obligations, which increased from 3.70% to 4.60%, along with the curtailment of a nonqualified defined benefit plan during the first quarter of 2013. Partially offsetting this improvement was the $6.2 million market value decline on the Corporation’s available for sale investment portfolio between the dates. Rising interest rates during 2013 essentially nullified the unrealized gains that were present as of December 31, 2012.

As detailed in Note 24-D in the Notes to Consolidated Financial Statements, the Corporation’s ratio of total capital to risk-weighted assets increased from 12.02% as of December 31, 2012 to 12.55% as of December 31, 2013. This increase was primarily related to the $15.1 million increase in retained earnings, along with a $6.7 million increase in common stock issuances between the dates.

The Corporation’s and Bank’s regulatory capital ratios and the minimum capital requirements to be considered “Well Capitalized” by banking regulators are displayed in Note 24 in the Notes to Consolidated Financial Statements. Both the Corporation and the Bank exceeded the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented.

Liquidity

The Corporation has significant sources and availability of liquidity at December 31, 2013 as discussed in this section. The liquidity position is managed on a daily basis as part of the daily settlement function and on a monthly basis as part of the asset liability management process. The Corporation’s primary liquidity is maintained by managing its deposits along with the utilization of purchased federal funds, borrowings from the FHLB and utilization of other wholesale funding sources. Secondary sources of liquidity include the sale of investment securities and certain loans in the secondary market.

Other wholesale funding sources include certificates of deposit from brokers, generally available in blocks of $1.0 million or more. Funds obtained through these programs totaled $34.6 million as of December 31, 2013.

As of December 31, 2013, the maximum borrowing capacity with the FHLB was $841.5 million, with an unused borrowing availability of $628.4 million. Borrowing availability at the Federal Reserve was $73.3 million, and overnight Fed Funds lines, consisting of lines from six banks, totaled $64.0 million. On a monthly basis, the Corporation’s Asset Liability Committee reviews the Corporation’s liquidity needs. This information is reported to the Risk Management Committee of the Board of Directors on a quarterly basis.

As of December 31, 2013, the Corporation held $11.7 million of FHLB stock as required by the borrowing agreement between the FHLB and the Corporation.

The Corporation has an agreement with CDC to provide up to $5 million, plus interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $5.2 million in balances as of December 31, 2013 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, plus interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $36.5 million in balances as of December 31, 2013 under this program.

The Corporation’s investment portfolio of $285.8 million as of December 31, 2013 was approximately 13.9% of total assets. Some of these investments were in short-term, high-quality, liquid investments to earn more than the 25 basis points currently earned on Fed Funds. The Corporation’s policy is to maintain its investment portfolio at a minimum level of 10% of total assets. The portion of the investment portfolio that is not already pledged against borrowings from the FHLB or other funding sources, provides the Corporation with the ability to utilize the securities to borrow additional funds through the FHLB, Federal Reserve or through other repurchase agreements.

The Corporation continually evaluates its borrowing capacity and sources of liquidity. The Corporation believes that it has sufficient capacity to fund expected 2014 earning asset growth with wholesale sources, along with deposit growth from its expanded branch system.

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

The following chart presents the off-balance sheet commitments of the Corporation as of December 31, 2013, listed by dates of funding or payment:

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Unfunded loan commitments	$405.3	$229.2	$63.6	$17.2	$95.3
Standby letters of credit	21.2	9.9	11.2	0.1	—

Total	$426.5	$239.1	$74.8	$17.3	$95.3

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

Contractual Cash Obligations of the Corporation as of December 31, 2013

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$1,415.8	$1,415.8	$—	$—	$—
Wholesale and retail certificates of deposit	175.4	112.1	40.8	22.5	—
Short-term borrowings	10.9	10.9	—	—	—
FHLB advances and other borrowings	205.6	3.9	95.2	101.5	5.0
Operating leases	52.8	3.1	6.1	6.0	37.6
Purchase obligations	16.9	4.0	7.7	4.3	0.9

Total	$1,877.4	$1,549.8	$149.8	$134.3	$43.5

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

The information required by this Item 7A is incorporated by reference to information appearing in the MD&A Section of this Annual Report on Form 10-K, more specifically in the sections entitled “Interest Rate Sensitivity,” “Summary of Interest Rate Simulation,” and “Gap Analysis.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bryn Mawr Bank Corporation:

We have audited the accompanying consolidated balance sheets of Bryn Mawr Bank Corporation and subsidiaries (the “Corporation”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Philadelphia, Pennsylvania

March 14, 2014

Consolidated Balance Sheets

(dollars in thousands)	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$13,453	$16,203
Interest bearing deposits with banks	67,618	159,483

Cash and cash equivalents	81,071	175,686
Investment securities available for sale, at fair value (amortized cost of $287,127 and $311,747 as of December 31, 2013 and December 31, 2012 respectively)	285,808	316,614
Investment securities, trading	3,437	1,447
Loans held for sale	1,350	3,412
Portfolio loans and leases	1,547,185	1,398,456
Less: Allowance for loan and lease losses	(15,515)	(14,425)

Net portfolio loans and leases	1,531,670	1,384,031
Premises and equipment, net	31,796	31,170
Accrued interest receivable	5,728	5,955
Deferred income taxes	8,690	12,303
Mortgage servicing rights	4,750	4,491
Bank owned life insurance	20,220	19,862
Federal Home Loan Bank stock	11,654	10,761
Goodwill	32,843	32,897
Intangible assets	19,365	21,998
Other investments	4,437	4,346
Other assets	18,846	10,912

Total assets	$2,061,665	$2,035,885

Liabilities
Deposits:
Non-interest-bearing	$426,640	$399,673
Interest-bearing	1,164,707	1,235,009

Total deposits	1,591,347	1,634,682

Short-term borrowings	10,891	9,403
FHLB advances and other borrowings	205,644	161,315
Accrued interest payable	841	1,233
Other liabilities	23,044	25,688

Total liabilities	1,831,767	1,832,321

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,596,869 and 16,390,608 shares as of December 31, 2013 and December 31, 2012, respectively, and outstanding of 13,650,354 and 13,412,690 as of December 31, 2013 and December 31, 2012, respectively	16,597	16,390
Paid-in capital in excess of par value	95,673	89,137
Less: Common stock in treasury at cost - 2,946,515 and 2,977,918 shares as of December 31, 2013 and December 31, 2012, respectively	(30,764)	(30,745)
Accumulated other comprehensive loss, net of tax benefit	(5,565)	(10,078)
Retained earnings	153,957	138,860

Total shareholders’ equity	229,898	203,564

Total liabilities and shareholders’ equity	$2,061,665	$2,035,885

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Twelve Months Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011
Interest income:
Interest and fees on loans and leases	$73,941	$68,891	$69,321
Interest on cash and cash equivalents	158	127	115
Interest on investment securities:
Taxable	3,799	3,970	4,488
Non-taxable	396	208	226
Dividends	123	127	412

Total interest income	78,417	73,323	74,562

Interest expense on:
Deposits	2,758	4,032	5,787
Short-term borrowings	25	21	25
FHLB advances and other borrowings	2,644	3,604	3,676
Subordinated debentures	—	931	1,123
Junior subordinated debentures	—	—	1,050

Total interest expense	5,427	8,588	11,661

Net interest income	72,990	64,735	62,901
Provision for loan and lease losses	3,575	4,003	6,088

Net interest income after provision for loan and lease losses	69,415	60,732	56,813
Non-interest income:
Fees for wealth management services	35,184	29,798	21,669
Service charges on deposits	2,445	2,477	2,495
Loan servicing and other fees	1,845	1,776	1,824
Net gain on sale of residential mortgage loans	4,117	6,735	2,517
Net (loss) gain on sale of investment securities available for sale	(8)	1,415	1,783
Net loss on sale of other real estate owned (“OREO”)	(300)	(86)	(97)
Bank owned life insurance (“BOLI”) income	358	428	462
Other operating income	4,714	3,843	3,406

Total non-interest income	48,355	46,386	34,059
Non-interest expenses:
Salaries and wages	36,346	33,131	28,084
Employee benefits	8,832	8,127	6,889
Net gain on curtailment of nonqualified pension plan	(690)	—	—
Occupancy and bank premises	6,862	5,874	5,176
Furniture, fixtures, and equipment	3,977	3,727	3,509
Advertising	1,526	1,309	1,166
Amortization of mortgage servicing rights	740	966	749
Net impairment of mortgage servicing rights	3	163	786
Amortization of intangible assets	2,633	2,411	1,490
FDIC insurance	1,063	970	1,186
Due diligence and merger-related expenses	1,885	2,629	537
Early extinguishment of debt—costs and premiums	347	526	—
Professional fees	2,456	2,868	2,311
Other operating expenses	14,760	12,200	9,846

Total non-interest expenses	80,740	74,901	61,729
Income before income taxes	37,030	32,217	29,143
Income tax expense	12,586	11,070	9,541

Net income	$24,444	$21,147	$19,602

Basic earnings per common share	$1.84	$1.62	$1.55
Diluted earnings per common share	$1.80	$1.60	$1.54
Dividends declared per share	$0.69	$0.64	$0.60
Weighted-average basic shares outstanding	13,311,215	13,090,110	12,659,824
Dilutive shares	260,395	151,736	82,313

Adjusted weighted-average diluted shares	13,571,610	13,241,846	12,742,137

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Twelve Month Ended December 31,
(dollars in thousands)	2013	2012	2011
Net income	$24,444	$21,147	$19,602
Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(2,168), $1,233 and $1,021, respectively	(4,026)	2,292	1,897
Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax (benefit) expense of $(3), $495, and $624, respectively	5	(920)	(1,159)

Unrealized investment (losses) gains, net of tax (benefit) expense of $(2,165), $739 and $397, respectively	(4,021)	1,372	738
Net change in fair value of derivative used for cash flow hedge:
Change in fair value of hedging instruments, net of tax (expense) benefit of $(412), $13 and $0, respectively	766	(23)	—
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense (benefit) of $3,442, $(33) and $(2,879), respectively	6,391	(62)	(5,346)
Change in unfunded pension liability related to curtailment, net of tax expense of $741, $0, and $0, respectively	1,377	—	—

Total change in unfunded pension liability, net of tax expense (benefit) of $4,183, $(33) and $(2,879), respectively	7,768	(62)	(5,346)

Total other comprehensive income (loss)	4,513	1,287	(4,608)
Total comprehensive income	$28,957	$22,434	$14,994

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
(dollars in thousands)	2013	2012	2011
Operating activities:
Net Income	$24,444	$21,147	$19,602
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,575	4,003	6,088
Depreciation of fixed assets and net amortization of investment premiums and discounts	6,836	6,713	5,688
Net loss (gain) on sale of investment securities available for sale	8	(1,415)	(1,783)
Net gain on sale of residential mortgages	(4,117)	(6,735)	(2,517)
Stock based compensation cost	1,004	1,283	876
Amortization and net impairment of mortgage servicing rights	743	1,129	1,535
Net accretion of fair value adjustments	(3,490)	(1,892)	(2,037)
Amortization of intangible assets	2,633	2,411	1,490
Impairment of other real estate owned (“OREO”)	—	—	251
Net loss on sale of OREO	300	86	97
Net increase in cash surrender value of bank owned life insurance (“BOLI”)	(358)	(428)	(462)
Other, net	1,253	297	3,834
Loans originated for resale	(126,920)	(206,637)	(78,212)
Proceeds from loans sold	132,097	209,969	83,328
Contributions to pension plans	—	—	(10,000)
Provision (benefit) for deferred income taxes	1,195	(505)	3,310
Change in income taxes payable/receivable	843	3,437	(3,270)
Change in accrued interest receivable	227	355	409
Change in accrued interest payable	(392)	(575)	(1,701)

Net cash provided by operating activities	39,881	32,643	26,526

Investing activities:
Purchases of investment securities	(97,517)	(223,019)	(216,948)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	62,643	48,576	36,532
Proceeds from sale of investment securities available for sale	14,942	40,640	89,661
Net change in FHLB stock	(893)	827	—
Proceeds from calls of investment securities	40,287	89,992	137,410
Net change in other investments	(91)	(239)	(619)
Net portfolio loan and lease originations	(148,102)	(28,082)	(101,900)
Purchases of premises and equipment	(3,571)	(4,048)	(2,612)
Acquisitions, net of cash acquired	—	(15,951)	(13,367)
Capitalize costs to OREO	(485)	(61)	—
Proceeds from sale of OREO	1,089	567	2,793

Net cash used in investing activities	(131,698)	(90,798)	(69,050)

Financing activities:
Change in deposits	(42,986)	182,368	41,482
Change in short-term borrowings	1,488	(3,460)	2,812
Dividends paid	(9,297)	(8,529)	(7,679)
Change in FHLB advances and other borrowings	44,479	13,962	(11,797)
Repayment of subordinated debentures	—	(22,500)	—
Repayment of junior subordinated debentures	—	—	(12,028)
Payment of contingent consideration for business combinations	(2,100)	(1,050)	—
Excess tax benefit from stock-based compensation	708	112	141
Proceeds from sale of treasury stock from deferred compensation plans	764	317	—
Net purchase of treasury stock for deferred compensation plans	—	—	(42)
Proceeds from issuance of common stock	176	2,118	8,325
Proceeds from exercise of stock options	3,970	1,363	966

Net cash (used in) provided by financing activities	(2,798)	164,701	22,180

Change in cash and cash equivalents	(94,615)	106,546	(20,344)
Cash and cash equivalents at beginning of period	175,686	69,140	89,484

Cash and cash equivalents at end of period	$81,071	$175,686	$69,140

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$9,775	$8,092	$9,213
Interest	$5,819	$8,947	$13,362
Supplemental cash flow information:
Available for sale securities purchased, not settled	$—	$255	$—
Change in other comprehensive loss	$6,943	$1,980	$(7,090)
Change in deferred tax due to change in comprehensive income	$2,430	$693	$2,482
Transfer of loans to other real estate owned	$853	$949	$1,163
Issuance of shares and options for acquisitions	$—	$—	$6,661
Acquisition of noncash assets and liabilities:
Assets acquired	$—	$90,853	$20,339
Liabilities assumed	$—	$74,902	$—

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

	For the Years Ended December 31, 2011, 2012 and 2013
(dollars in thousands, except per share information)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2010	15,109,718	$15,110	$68,398	$(31,033)	$(6,757)	$114,319	$160,037
Net income	—	—	—	—	—	19,602	19,602
Dividends declared, $0.60 per share	—	—	—	—	—	(7,679)	(7,679)
Other comprehensive loss, net of tax benefit of $2,482	—	—	—	—	(4,608)	—	(4,608)
Stock based compensation	—	—	876	—	—	—	876
Tax benefit from stock-based compensation	—	—	141	—	—	—	141
Retirement of treasury stock	(4,936)	(5)	(43)	48	—	—	—
Net purchase of treasury stock for deferred compensation plans	—	—	—	(42)	—	—	(42)
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	448,377	448	7,877	—	—	—	8,325
Share-based awards and options exercises	228,893	229	837	—	—	—	1,066
Acquisitions	321,929	322	6,339	—	—	—	6,661

Balance December 31, 2011	16,103,981	16,104	84,425	(31,027)	(11,365)	126,242	184,379
Net income	—	—	—	—	—	21,147	21,147
Dividends declared, $0.64 per share	—	—	—	—	—	(8,529)	(8,529)
Other comprehensive income, net of tax expense of $693	—	—	—	—	1,287	—	1,287
Stock based compensation	—	—	1,283	—	—	—	1,283
Tax benefit from stock-based compensation	—	—	112	—	—	—	112
Retirement of treasury stock	(4,249)	(4)	(40)	44	—	—	—
Net sale of treasury stock from deferred compensation plans	—	—	79	238	—	—	317
Common stock issued:							—
Dividend Reinvestment and Stock Purchase Plan	108,918	109	2,009	—	—	—	2,118
Share-based awards and options exercises	181,958	181	1,269	—	—	—	1,450

Balance December 31, 2012	16,390,608	16,390	89,137	(30,745)	(10,078)	138,860	203,564
Net income	—	—	—	—	—	24,444	24,444
Dividends declared, $0.69 per share	—	—	—	—	—	(9,347)	(9,347)
Other comprehensive income, net of tax expense of $2,430	—	—	—	—	4,513	—	4,513
Stock based compensation	—	—	1,004	—	—	—	1,004
Tax benefit from stock-based compensation	—	—	708	—	—	—	708
Retirement of treasury stock	(4,517)	(4)	(41)	45	—	—	—
Net sale of treasury stock from stock award and deferred compensation plans	—	—	828	(64)	—	—	764
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	7,455	7	169	—	—	—	176
Share-based awards and options exercises	203,323	204	3,868	—	—	—	4,072

Balance December 31, 2013	16,596,869	$16,597	$95,673	$(30,764)	$(5,565)	$153,957	$229,898

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

A. Nature of Business

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to its customers through 19 full service branches, seven retirement community offices, and five wealth offices located throughout Montgomery, Delaware, Chester and Dauphin counties in Pennsylvania and New Castle county in Delaware. In 2008, the Corporation opened the Bryn Mawr Trust Company of Delaware, a limited-purpose trust company in Greenville, Delaware, to further its long-term growth strategy, and diversify its asset base and client accounts. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

On May 15, 2012, the acquisition of Davidson Trust Company (“DTC”) by the Corporation was completed. The acquisition of DTC initially increased the Corporation’s Wealth Management Division assets under management by $1.0 billion. The structure of the Corporation’s existing Wealth Management segment allowed the Corporation to integrate the operations of DTC into its existing wealth operations and enabled it to take advantage of the various synergies that existed between the two companies.

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

Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2014, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan and lease losses and lending related commitments, goodwill and intangible assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased pension and post-retirement expense.

Correction of an Immaterial Accounting Error

In September 2012, the Corporation identified an immaterial accounting error related to two of its deferred compensation plans. The provisions of the deferred compensation plans enabled certain executives and directors to have bonus payments and director’s fees deferred, and allowed the participants to direct the investment of the deferred amounts. One of the investment choices offered to the participants was the Corporation’s common stock. This stock, along with the participants’ other investment choices, were placed in a trust which is owned by the Corporation. The carrying value of this trust is periodically adjusted to reflect changes in its fair market value. The portion of this trust comprised of the Corporation’s common stock was incorrectly reported as an asset on the Corporation’s balance sheet. The stock held in the trust should have been classified as treasury stock and reported in the shareholders’ equity section of the Corporation’s balance sheet, at cost.

C. Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest –bearing deposits, federal funds sold and money market funds with other banks with original maturities of three months or less. Cash balances required to meet regulatory reserve requirements of the Federal Reserve Board amounted to $367 thousand and $3.8 million at December 31, 2013 and December 31, 2012, respectively.

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

The Corporation follows ASC 370-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that provides guidance related to accounting for recognition of other-than-temporary impairment for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. Companies are required to record other-than-temporary impairment charges through earnings if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit-related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Corporation has no intent or it is more likely than not that the Corporation would not be required to sell an impaired security before a recovery of its amortized cost basis. The Corporation did not have any other-than-temporary impairment for 2013, 2012 or 2011.

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

K. Other Investments and Federal Home Loan Bank Stock

Other investments include Community Reinvestment Act (“CRA”) investments, and equity stocks without a readily determinable fair market value. The Corporation’s investments in equity stocks include those issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank and Atlantic Central Bankers Bank. The Corporation is required to hold FHLB stock as a condition of its borrowing funds from the FHLB. As of December 31, 2013, the carrying value of the Corporation’s FHLB stock was $11.7 million. Ownership of FHLB stock is restricted and there is no market for these securities. For further information on the FHLB stock, see Note 10 – “Short-Term and Other Borrowings”.

L. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and predetermined rent are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected lease term or the estimated useful lives, whichever is shorter.

M. Pension and Postretirement Benefit Plans

The Corporation has one qualified defined-benefit pension plan, two non-qualified defined-benefit supplemental executive retirement plans and a postretirement benefit plan as discussed in Note 15—“Pension and Postretirement Benefit Plans”. Net pension expense related to the defined-benefit consists of service cost, interest cost, return on plan assets, amortization of prior service cost, amortization of transition obligations and amortization of net actuarial gains and losses. The Corporation accrues pension costs as incurred.

N. Bank Owned Life Insurance (“BOLI”)

BOLI is recorded at its cash surrender value. Income from BOLI is tax-exempt and included as a component of other non-interest income.

O. Derivative Financial Instruments

The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. To determine fair value, the Corporation uses valuations obtained from a third party which utilizes a pricing model that incorporates assumptions about market conditions and risks that are current as of the reporting date. Management reviews, annually, the inputs utilized by its independent third-party valuation experts.

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the statement of operations, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheets with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the statement of operations. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

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

V. Goodwill and Intangible Assets

The Corporation accounts for goodwill and other intangible assets in accordance with ASC 350, “Intangibles— Goodwill and Other.” The goodwill and intangible assets as of December 31, 2013, other than MSRs in Note 1-T above, are related to the acquisitions of Lau Associates, PWMG and DTC, which are components of the Wealth Management segment, and First Keystone Financial, Inc. (“FKF”), and FBD, which are components of the Banking segment. The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition. Goodwill impairment tests are performed annually, or when events occur or circumstances change that would more likely than not reduce the fair value of the acquisition or investment.

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

X. Recent Accounting Pronouncements

FASB ASU No. 2013-01—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued Accounting Standards Update or ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). However, as the FASB and International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they each developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions. The Corporation adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. The provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial position, the adoption of this amendment did not have a material effect on the Corporation’s Consolidated Financial Statements.

FASB ASU No. 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an update (ASU 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) which requires entities to disclose, for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012; early adoption is allowed. The Corporation has adopted this ASU. For more information, see Note 16, below.

FASB ASU No. 2013-10—Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB issued ASU 2013-10—Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes which permits the uses of this alternative benchmark interest rate, in addition to the U.S. government rate (UST) and London Interbank Offered Rate (LIBOR), as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, Derivatives and Hedging. The ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Corporation currently uses LIBOR as a benchmark for hedge accounting purposes. As such, Management does not expect ASU 2013-10 to have any impact on its financial condition and results of operations.

FASB ASU No. 2013-11—Presentation of an Unrecognized Tax Benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists

In July 2013, the FASB issued ASU 2013-11—Presentation of an Unrecognized Tax Benefit When a Net Operation Loss carryforward, a Similar Tax Loss, or a Tax Credit Exists which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect ASU 2013-11 to have any impact on its financial condition and results of operations.

FASB ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”

Issued in January 2014, ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 will be change in presentation only for the newly required disclosures and is not expect to have a significant impact to the Corporation’s consolidated financial statements.

Note 2—Business Combinations

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

Davidson Trust Company

The acquisition of the Davidson Trust Company (“DTC”) by the Corporation was completed on May 15, 2012. In addition to cash paid at closing, three separate contingent payments, each of which was not to exceed $1.05 million, were payable on each of November 14, 2012, May 14, 2013 and November 14, 2013. These contingent payments were subject to certain post-closing contingencies relating to the assets under management. As of December 31, 2013, all contingent payments, which totaled $3.15 million had been made.

The structure of the Corporation’s existing Wealth Management segment allowed the Corporation to integrate the operations of DTC into its existing wealth operations and enabled it to take advantage of the various synergies that existed between the two companies. The acquisition of DTC initially increased the Corporation’s Wealth Management Division assets under management by $1.0 billion.

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

In connection with the DTC acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash	$10,500

Assets acquired:
Cash operating accounts	1,433
Other assets	201
Intangible asset—customer relationships	3,720
Intangible asset—noncompetition agreements	1,385
Intangible asset—brand	970
Premises and equipment	117
Deferred tax asset	839

Total assets	8,665
Liabilities assumed:
Deferred tax liability	2,125
Miscellaneous liabilities	885

Total liabilities	3,010
Net assets acquired	5,655

Goodwill resulting from acquisition of DTC	$4,845

During the 2nd quarter of 2013, the Corporation increased its estimated value for the deferred tax asset acquired in the DTC acquisition by $54 thousand. This resulted in a corresponding decrease of $54 thousand in goodwill recorded in the transaction.

As of June 30, 2013, the Corporation had finalized its fair value estimates related to the acquisition of DTC.

Note 3—Goodwill & Other Intangible Assets

The Corporation completed an annual impairment test for goodwill and other intangibles during the fourth quarter of 2013. There was no goodwill impairment and no material impairment to identifiable intangibles recorded during 2012 or 2013. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates in July, 2008, FKF in July, 2010, PWMG in May, 2011, DTC in May, 2012 and FBD in November, 2012 for the years ending December 31, 2013 and 2012 are as follows:

(dollars in thousands)	Beginning Balance 12/31/12	Additions/ Adjustments	Amortization	Ending Balance 12/31/13	Amortization Period
Goodwill – Wealth segment	$20,466	$(54)	$—	$20,412	Indefinite
Goodwill – Banking segment	12,431	—	—	12,431	Indefinite

Total	$32,897	$(54)	$—	$32,843
Core deposit intangible	$1,654	$—	$(312)	$1,342	10 Years
Customer relationships	14,890	—	(1,295)	13,595	10 to 20 Years
Non-compete agreements	4,244	—	(1,026)	3,218	5 to 5 1⁄2 Years
Trade name	1,210	—	—	1,210	Indefinite

Total	$21,998	$—	$(2,633)	$19,365

Grand total	$54,895	$(54)	$(2,633)	$52,208

(dollars in thousands)	Beginning Balance 12/31/11	Additions/ Adjustments	Amortization	Ending Balance 12/31/12	Amortization Period
Goodwill – Wealth segment	$15,567	$4,899	$—	$20,466	Indefinite
Goodwill – Banking segment	9,122	3,309	—	12,431	Indefinite

Total	$24,689	$8,208	$—	$32,897
Core deposit intangible	$1,628	$320	$(294)	$1,654	10 Years
Customer relationships	12,376	3,720	(1,206)	14,890	10 to 20 Years
Non-compete agreements	3,770	1,385	(911)	4,244	5 to 5 1⁄2 Years
Trade name	240	970	—	1,210	Indefinite

Total	$18,014	$6,395	$(2,411)	$21,998

Grand total	$42,703	$14,603	$(2,411)	$54,895

Note 4—Investment Securities

The amortized cost and estimated fair value of investments, which were classified as available for sale, are as follows:

As of December 31, 2013

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$102	$—	$(3)	$99
Obligations of the U.S. government and agencies	71,097	149	(1,678)	69,568
Obligations of state and political subdivisions	37,140	141	(304)	36,977
Mortgage-backed securities	119,044	1,392	(1,073)	119,363
Collateralized mortgage obligations	44,463	273	(493)	44,243
Other investments	15,281	301	(24)	15,558

Total	$287,127	$2,256	$(3,575)	$285,808

As of December 31, 2012

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of the U.S. government and agencies	$73,183	$796	$(107)	$73,872
Obligations of state and political subdivisions	30,244	199	(59)	30,384
Mortgage-backed securities	128,537	3,302	(13)	131,826
Collateralized mortgage obligations	62,116	622	(35)	62,703
Other investments	17,667	162	—	17,829

Total	$311,747	$5,081	$(214)	$316,614

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$99	$(3)	$—	$—	$99	$(3)
Obligations of the U.S. government and agencies	41,201	(1,391)	5,774	(287)	46,975	(1,678)
Obligations of state and political subdivisions	13,020	(233)	4,543	(71)	17,563	(304)
Mortgage-backed securities	55,672	(972)	2,302	(101)	57,974	(1,073)
Collateralized mortgage obligations	26,395	(493)	—	—	26,395	(493)
Other investments	1,494	(24)	—	—	1,494	(24)

Total	$137,881	$(3,116)	$12,619	$(459)	$150,500	$(3,575)

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$20,032	$(107)	$—	$—	$20,032	$(107)
Obligations of state and political subdivisions	10,752	(59)	—	—	10,752	(59)
Mortgage-backed securities	12,602	(13)	—	—	12,602	(13)
Collateralized mortgage obligations	10,040	(35)	—	—	10,040	(35)

Total	$53,426	$(214)	$—	$—	$53,426	$(214)

Management evaluates the Corporation’s investment securities that are in an unrealized loss position in order to determine if the decline in market value is other than temporary. The investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All fixed income investment securities in the Corporation’s investment portfolio are rated as investment-grade or higher. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers. Management does not believe that these unrealized losses are other-than-temporary. The Corporation does not have the intent to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely, than not, that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

At December 31, 2013, securities having a fair value of $94.9 million were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and estimated fair value of investment and mortgage-related securities as of December 31, 2013 and 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
(dollars in thousands)	Amortized Cost	Estimated Market Value
Investment securities*:
Due in one year or less	$7,859	$7,869
Due after one year through five years	49,790	49,721
Due after five years through ten years	51,793	50,117
Due after ten years	797	824

Subtotal	110,239	108,531
Mortgage-related securities	163,507	163,606

Total	$273,746	$272,137

*	Included in the investment portfolio, but not in the table above, are mutual funds with an estimated market value, as of December 31, 2013, of $13.7 million, which have no stated maturity.

	December 31, 2012
(dollars in thousands)	Amortized Cost	Estimated Market Value
Investment securities*:
Due in one year or less	$10,571	$10,590
Due after one year through five years	38,056	38,171
Due after five years through ten years	40,635	40,714
Due after ten years	18,415	19,044

Subtotal	107,677	108,519
Mortgage-related securities	190,653	194,529

Total	$298,330	$303,048

*	Included in the investment portfolio, but not in the table above, are mutual funds with an estimated market value, as of December 31, 2012, of $13.4 million, which have no stated maturity.

Proceeds from the sale of available for sale investment securities totaled $14.9 million, $40.6 million and $89.7 million for the twelve months ended December 31, 2013, 2012 and 2011, respectively. Loss on sale of available for sale investment securities for the twelve months ended December 31, 2013 totaled $8 thousand. Gain on sale of available for sale investment securities for the twelve months ended December 31, 2012 and 2011 totaled $1.4 million and $1.8 million, respectively.

As of December 31, 2013 and December 31, 2012, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

Note 5—Loans and Leases

A. Loans and leases outstanding are detailed by portfolio segment as follows:

	December 31,
(dollars in thousands)	2013	2012
Loans held for sale	$1,350	$3,412

Real estate loans:
Commercial mortgage	$625,341	$546,358
Home equity lines and loans	189,571	194,861
Residential mortgage	300,243	288,212
Construction	46,369	26,908

Total real estate loans	1,161,524	1,056,339
Commercial and industrial	328,459	291,620
Consumer	16,926	17,666
Leases	40,276	32,831

Total portfolio loans and leases	1,547,185	1,398,456

Total loans and leases	$1,548,535	$1,401,868

Loans with predetermined rates	$850,168	$723,417
Loans with adjustable or floating rates	698,367	678,451

Total loans and leases	$1,548,535	$1,401,868

Net deferred loan origination costs included in the above loan table	$222	$402

B. Leases outstanding at December 31 are detailed by components of the net investment as follows:

	December 31,
(dollars in thousands)	2013	2012
Minimum lease payments receivable	$45,866	$37,349
Unearned lease income	(7,534)	(6,099)
Initial direct costs and deferred fees	1,944	1,581

Total	$40,276	$32,831

C. Non-Performing Loans and Leases*

	December 31,
(dollars in thousands)	2013	2012
Nonaccrual loans and leases:
Commercial mortgage	$478	$631
Home equity lines and loans	1,262	2,792
Residential mortgage	4,377	3,748
Construction	830	3,314
Commercial and industrial	3,539	3,506
Consumer	20	7
Leases	24	42

Total	10,530	14,040

Loans and leases 90 days or more past due and still accruing:
Construction	—	728

Total non-performing loans and leases	$10,530	$14,768

*	Purchased credit-impaired loans, which have been recorded at their fair values at the acquisition date and which are performing as expected are excluded from this table with the exception of $238 thousand and $90 thousand as of December 31, 2013 and 2012, respectively, of purchased credit-impaired loans which became non-performing subsequent to the merger.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30 to account for the interest earned, as of the dates indicated, is as follows:

	December 31,
(dollars in thousands)	2013	2012
Outstanding principal balance	$14,293	$19,527
Carrying amount(1)	$9,880	$12,128

(1)	Includes $293 thousand and $319 thousand of purchased credit-impaired loans as of December 31, 2013 and 2012, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at the acquisition date, and for which no accretable yield is recognized. Additionally, the table above includes $238 thousand and $90 thousand as of December 31, 2013 and 2012, respectively, of purchased credit-impaired loans that subsequently became non-performing, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the twelve month periods ended December 31, 2012 and 2013:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2011	$9,537
Accretion	(1,458)
Reclassification from nonaccretable difference	1,299
Additions/adjustments	18
Disposals	(1,371)

Balance, December 31, 2012	8,025
Accretion	(1,893)
Reclassification from nonaccretable difference	1,198
Additions/adjustments	(257)
Disposals	(939)

Balance, December 31, 2013	$6,134

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of December 31, 2013 and 2012:

	Accruing Loans and Leases						Nonaccrual Loans and Leases	Total Loans and Leases
	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases
(dollars in thousands)
As of December 31, 2013
Commercial mortgage	$241	$—	$—	$241	$624,622	$624,863	$478	$625,341
Home equity lines and loans	209	—	—	209	188,100	188,309	1,262	189,571
Residential mortgage	773	35	—	808	295,058	295,866	4,377	300,243
Construction	—	—	—	—	45,539	45,539	830	46,369
Commercial and industrial	334	—	—	334	324,586	324,920	3,539	328,459
Consumer	2	4	—	6	16,900	16,906	20	16,926
Leases	60	60	—	120	40,132	40,252	24	40,276

	$1,619	$99	$—	$1,718	$1,534,937	$1,536,655	$10,530	$1,547,185

	Accruing Loans and Leases						Nonaccrual Loans and Leases	Total Loans and Leases
	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases
(dollars in thousands)
As of December 31, 2012
Commercial mortgage	$704	$130	$—	$834	$544,893	$545,727	$631	$546,358
Home equity lines and loans	107	84	—	191	191,878	192,069	2,792	194,861
Residential mortgage	399	141	—	540	283,924	284,464	3,748	288,212
Construction	—	—	728	728	22,866	23,594	3,314	26,908
Commercial and industrial	376	50	—	426	287,688	288,114	3,506	291,620
Consumer	8	7	—	15	17,644	17,659	7	17,666
Leases	33	13	—	46	32,743	32,789	42	32,831

	$1,627	$425	$728	$2,780	$1,381,636	$1,384,416	$14,040	$1,398,456

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses, by portfolio segment, for the twelve months ended December 31, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2012	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425
Charge-offs	(71)	(513)	(307)	(737)	(781)	(194)	(376)	—	(2,979)
Recoveries	20	67	18	24	65	10	290	—	494
Provision for loan and lease losses	(59)	793	711	539	1,090	254	197	50	3,575

Balance, December 31, 2013	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses, by portfolio segment, for the twelve months ended December 31, 2012:

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

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses, by portfolio segment, for the twelve months ended December 31, 2011:

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

The following table details the allocation of the allowance for loan and lease losses by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2013 and 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total

As of December 31, 2013
Allowance on loans and leases:
Individually evaluated for impairment	$—	$121	$814	$—	$532	$52	$—	$—	$1,519
Collectively evaluated for impairment	3,797	2,083	1,632	845	4,479	207	604	349	13,996
Purchased credit-impaired*	—	—	—	—	—	—	—	—	—

Total	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515

As of December 31, 2012
Allowance on loans and leases:
Individually evaluated for impairment	$—	$217	$667	$543	$919	$8	$—	$—	$2,354
Collectively evaluated for impairment	3,894	1,640	1,357	451	3,718	181	493	299	12,033
Purchased credit-impaired*	13	—	—	25	—	—	—	—	38

Total	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2013 and 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total

As of December 31, 2013
Balance of loans and leases:
Individually evaluated for impairment	$236	$1,428	$9,860	$1,172	$4,758	$52	$—	$17,506
Collectively evaluated for impairment	616,077	188,128	290,345	44,715	323,384	16,874	40,276	1,519,799
Purchased credit-impaired*	9,028	15	38	482	317	—	—	9,880

Total	$625,341	$189,571	$300,243	$46,369	$328,459	$16,926	$40,276	$1,547,185

As of December 31, 2012
Balance of loans and leases:
Individually evaluated for impairment	$541	$3,403	$9,211	$4,631	$3,997	$7	$—	$21,790
Collectively evaluated for impairment	535,506	191,439	278,951	20,785	287,367	17,659	32,831	1,364,538
Purchased credit-impaired*	10,311	19	50	1,492	256	—	—	12,128

Total	$546,358	$194,861	$288,212	$26,908	$291,620	$17,666	$32,831	$1,398,456

*	Purchased credit-impaired loans are evaluated for impairment on an individual basis

As part of the process of allocating the allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews, at least quarterly, of the individual loans are performed by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•	Pass—Loans considered satisfactory with no indications of deterioration.

•	Special mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•	Substandard—Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

In addition, the remaining segments of the loan and lease portfolio, which include residential mortgage, home equity lines and loans, consumer, and leases, are allocated portions of the allowance based on their performance status.

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to allocate the allowance for loan and lease losses as of December 31, 2013 and 2012:

			Credit Risk Profile by Internally Assigned Grade
	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	2013	2012	2013	2012	2013	2012	2013	2012
As of December 31,
Pass	$620,227	$538,470	$43,812	$16,504	$320,211	$278,167	$984,250	$833,141
Special Mention	2,793	2,215	—	1,317	387	6,256	3,180	9,788
Substandard	2,321	5,673	2,557	9,087	7,861	7,197	12,739	21,957

Total	$625,341	$546,358	$46,369	$26,908	$328,459	$291,620	$1,000,169	$864,886

			Credit Risk Profile Based on Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
As of December 31,
Performing	$295,866	$284,464	$188,309	$192,069	$16,906	$17,659	$40,252	$32,789	$541,333	$526,981
Non-performing	4,377	3,748	1,262	2,792	20	7	24	42	5,683	6,589

Total	$300,243	$288,212	$189,571	$194,861	$16,926	$17,666	$40,276	$32,831	$547,016	$533,570

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	December 31, 2013	December 31, 2012
TDRs included in nonperforming loans and leases	$1,699	$3,106
TDRs in compliance with modified terms	7,277	8,008

Total TDRs	$8,976	$11,114

The following table presents information regarding loan and lease modifications granted during the twelve months ended December 31, 2013 that were categorized as TDRs:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	2	$674	$674
Commercial and industrial	2	930	930
Home equity lines and loans	2	40	40
Consumer	1	33	33
Leases	3	33	33

Total	10	$1,710	$1,710

The following table presents information regarding the types of loan and lease modifications made for the twelve months ended December 31, 2013:

	Number of Contracts
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential	—	—	1	—	—	1
Commercial and industrial	—	—	—	2	—	—
Home equity lines and loans	1	—	—	1	—	—
Consumer	1	—	—	—	—	—
Leases	—	—	—	—	3	—

Total	2	—	1	3	3	1

The following table presents information regarding loan and lease modifications granted during the twelve months ended December 31, 2012 that were categorized as TDRs:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	3	$1,235	$1,235
Commercial and industrial	1	39	39
Home equity lines and loans	5	908	919
Leases	4	43	43

Total	13	$2,225	$2,236

The following table presents information regarding the types of loan and lease modifications made for the twelve months ended December 31, 2012:

	Number of Contracts
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change with Interest-Only Period	Contractual Payment Reduction (Leases only)
Residential.	—	1	2	—	—
Commercial and industrial	—	—	1	—	—
Home equity lines and loans	1	—	3	1	—
Leases	—	—	—	—	4

Total	1	1	6	1	4

During the twelve months ended December 31, 2013, there were no defaults of loans or leases that had been previously modified to TDRs.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the twelve months ended December 31, 2013, 2012 and 2011 (purchased credit-impaired loans are not included in the tables):

(dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest income recognized	Cash-Basis Interest Income Recognized

As of or for the Twelve Months Ended December 31, 2013
Impaired loans with related allowance:
Home equity lines and loans	$277	$279	$121	$308	$6	$—
Residential mortgage	5,297	5,312	814	5,343	95	—
Commercial and industrial	2,985	3,100	532	3,210	82	—
Consumer	52	54	52	49	3	—

Total	8,611	8,745	1,519	8,910	186	—
Impaired loans* without related allowance:
Commercial mortgage	236	237	—	283	—	—
Home equity lines and loans	1,151	1,159	—	1,252	6	—
Residential mortgage	4,563	4,911	—	5,177	123	—
Construction	1,172	2,134	—	3,452	27	—
Commercial and industrial	1,773	1,954	—	1,979	23	—

Total	8,895	10,395	—	12,143	179	—
						—

Grand total	$17,506	$19,140	$1,519	$21,053	$365	$—

*	The table above does not include the recorded investment of $63 thousand of impaired leases without a related allowance for loan and lease losses.
**	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest income recognized	Cash-Basis Interest Income Recognized

As of or for the Twelve Months Ended December 31, 2012
Impaired loans with related allowance:
Home equity lines and loans	$1,261	$1,321	$217	$1,327	$42	$—
Residential mortgage	4,778	4,793	667	4,764	152	—
Construction	2,564	2,564	543	3,272	—	—
Commercial and industrial	3,357	3,383	919	3,402	49	—
Consumer	7	8	8	10	—	—

Total	11,967	12,069	2,354	12,775	243	—
Impaired loans* without related allowance:
Commercial mortgage	541	574	—	581	14	—
Home equity lines and loans	2,142	2,223	—	2,478	22	—
Residential mortgage	4,433	4,741	—	4,735	154	—
Construction	2,067	2,317	—	3,461	58	—
Commercial and industrial	640	639	—	645	16	—

Total	9,823	10,494	—	11,900	264	—
						—

Grand total	$21,790	$22,563	$2,354	$24,675	$507	$—

*	The table above does not include the recorded investment of $168 thousand of impaired leases without a related allowance for loan and lease losses.
**	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands)	Recorded Investment	Principal Balance	Related Allowance	Average Principal Balance	Interest income recognized	Cash-Basis Interest Income Recognized
As of or for the twelve months ended December 31, 2011
Impaired loans with related allowance:
Home equity lines and loans	$448	$456	$75	$456	$1	$—
Residential mortgage	2,654	2,682	358	2,696	130	—
Construction	4,853	6,054	640	6,478	73	—
Commercial and industrial	1,568	2,160	248	2,199	32	—

Total	9,523	11,352	1,321	11,829	236	—
Impaired loans* without related allowance:
Home equity lines and loans	2,266	2,310	—	2,316	46	—
Residential mortgage	5,492	5,863	—	5,865	191	—
Construction	1,209	1,213	—	1,326	56	—
Commercial and industrial	825	855	—	1,031	20	—
Consumer loans	5	5	—	6	1	—

Total	9,797	10,246	—	10,544	314	—
						—
Grand total	$19,320	$21,598	$1,321	$22,373	$550	$—

*	The table above does not include the recorded investment of $680 thousand of impaired leases without a related allowance for loan and lease losses.
**	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

Note 6—Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The five properties comprising the balance as of December 31, 2013 include three residential properties, one commercial property, and an undeveloped parcel of land.

The summary of the change in other real estate owned, which is included as a component of other assets on the Corporation’s Consolidated Balance Sheets, is as follows:

	December 31,
(dollars in thousands)	2013	2012
Balance January 1	$906	$549
Additions	853	949
Capitalized cost	485	61
Sales	(1,389)	(653)

Balance December 31	$855	$906

Note 7—Premises and Equipment

A. A summary of premises and equipment is as follows:

	December 31,
(dollars in thousands)	2013	2012
Land	$5,306	$5,306
Buildings	23,557	22,966
Furniture and equipment	23,379	21,598
Leasehold improvements	14,979	13,729
Construction in progress	571	1,925
Less: accumulated depreciation	(35,996)	(34,354)

Total	$31,796	$31,170

Depreciation and amortization expense related to the assets detailed in the above table for the years ended December 31, 2013, 2012, and 2011 amounted to $3.0 million, $2.9 million, and $2.8 million, respectively.

B. Future minimum cash rent commitments under various operating leases as of December 31, 2013 are as follows:

(dollars in thousands)
2014	$3,061
2015	3,107
2016	2,960
2017	2,980
2018	3,030
2019 and thereafter	37,633

Total	$52,771

Rent expense on leased premises and equipment for the years ended December 31, 2013, 2012 and 2011 amounted to $3.4 million, $2.7 million, and $2.2 million, respectively.

Note 8—Mortgage Servicing Rights (“MSR”s)

A. The following summarizes the Corporation’s activity related to MSRs for the years ended December 31:

(dollars in thousands)	2013	2012	2011
Balance, January 1	$4,491	$4,041	$4,925
Additions	1,002	1,579	651
Amortization	(740)	(966)	(749)
Impairment	(3)	(163)	(786)

Balance, December 31	$4,750	$4,491	$4,041

Fair value	$5,733	$4,638	$4,041

Loans serviced for others	$628,879	$595,317	$574,422

B. The following summarizes the Corporation’s activity related to changes in the impairment valuation allowance of MSRs for the years ended December 31:

(dollars in thousands)	2013	2012	2011
Balance, January 1	$(1,545)	$(1,382)	$(596)
Impairment	(126)	(278)	(800)
Recovery	123	115	14

Balance, December 31	$(1,548)	$(1,545)	$(1,382)

C. Other MSR Information—At December 31, 2013, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)
Fair value amount of MSRs	$5,733
Weighted average life (in years)	6.3
Prepayment speeds (constant prepayment rate)*	11.1%
Impact on fair value:
10% adverse change	$(206)
20% adverse change	$(402)
Discount rate	10.5%
Impact on fair value:
10% adverse change	$(231)
20% adverse change	$(445)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

At December 31, 2013, 2012 and 2011, the fair value of the mortgage MSRs is $5.7 million, $4.6 million, and $4.0 million, respectively. The fair value of the MSRs for these dates was determined using a values obtained from a third party which utilizes a valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 9—Deposits

A. The following table details the components of deposits:

	As of December 31,
(dollars in thousands)	2013	2012
Savings	$135,240	$129,091
NOW accounts*	266,787	270,279
Market rate accounts*	587,247	604,632
Time deposits, less than $100	88,056	121,994
Time deposits, $100 or more	52,738	96,592
Wholesale time deposits	34,639	12,421

Total interest-bearing deposits	1,164,707	1,235,009
Non-interest-bearing deposits	426,640	399,673

Total deposits	$1,591,347	$1,634,682

*	Includes wholesale deposits.

The aggregate amount of deposit overdrafts included as loans as of December 31, 2013 and 2012 were $795 thousand and $603 thousand, respectively.

B. The following tables detail the maturities of retail time deposits:

	As of December 31, 2013
(dollars in thousands)	$100 or more	Less than $100
Maturing during:
2014	$41,622	$61,993
2015	4,818	15,818
2016	1,846	3,381
2017	2,127	3,239
2018	2,325	3,602
2019 and thereafter	—	23

Total	$52,738	$88,056

C. The following tables detail the maturities of wholesale time deposits:

	As of December 31, 2013
(dollars in thousands)	$100 or more	Less than $100
Maturing during:
2014	$8,303	$191
2015	9,967	—
2016	4,983	—
2017	11,195	—

Total	$34,448	$191

Note 10—Short-term and Other Borrowings

A. Short-term borrowings—As of December 31, 2013 and 2012, the Corporation had $10.9 million and $9.4 million of short-term (original maturity of one year or less) borrowings, respectively, which consisted solely of funds obtained from overnight repurchase agreements with commercial customers.

A summary of short-term borrowings is as follows:

	As of December 31,
(dollars in thousands)	2013	2012
Overnight fed funds	$—	$—
Repurchase agreements	10,891	9,403

Total short-term borrowings	$10,891	$9,403

The following table sets forth information concerning short-term borrowings:

	As of or Twelve Months Ended December 31,
(dollars in thousands)	2013	2012
Balance at period-end	$10,891	$9,403
Maximum amount outstanding at any month end	75,588	19,029
Average balance outstanding during the period	16,457	13,525
Weighted-average interest rate:
As of the period-end	0.10%	0.15%
Paid during the period	0.15%	0.16%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. FHLB Advances and Other Borrowings:

As of December 31, 2013 and 2012, the Corporation had $205.6 million and $161.3 million, respectively, of other borrowings, consisting of advances from FHLB and a commercial term loan from a correspondent bank.

The following table presents the remaining periods until maturity of the FHLB advances and other borrowings:

	As of December 31,
(dollars in thousands)	2013	2012
Within one year	$3,917	$35,458
Over one year through five years	196,727	104,244
Over five years through ten years	5,000	21,613
Over ten years	—	—

Total	$205,644	$161,315

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range*		Weighted Average Rate	Coupon Rate		Balance at December 31,
Description	From	To		From	To	2013	2012
Fixed amortizing	04/09/15	04/09/15	3.57%	3.57%	3.57%	$2,102	$4,285
Adjustable amortizing**	12/31/16	12/31/16	3.25%	3.25%	3.25%	7,050	9,400
Bullet maturity—fixed rate	03/23/15	05/28/19	1.37%	0.58%	2.41%	140,000	90,000
Bullet maturity—variable rate	06/25/15	11/28/17	0.45%	0.38%	0.54%	35,000	15,000
Convertible-fixed	01/03/18	08/20/18	2.95%	2.58%	3.50%	21,492	42,630

Total						$205,644	$161,315

*	Maturity range refers to December 31, 2013 balances
**	Loans from correspondent banks other than FHLB

Included in the table above as of December 31, 2013 and 2012 are $21.5 million and $42.6 million, respectively, of FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of December 31, 2013, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2014. These advances are included in the periods in which they mature, rather than the period in which they are subject to conversion.

C. Other FHLB Information—The Corporation had a maximum borrowing capacity (“MBC”) with the FHLB of $841.5 million as of December 31, 2013 of which the unused capacity was $628.4 million at December 31, 2013. In addition there were $64.0 million in overnight federal funds line and $73.3 million of Federal Reserve Discount Window capacity. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $11.7 million at December 31, 2013, and $10.8 million at December 31, 2012. The carrying amount of the FHLB stock approximates its redemption value.

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

Note 11—Derivatives and Hedging Activities

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

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of December 31, 2013:

(dollars in thousands)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	3.597%	2.376%	$1,142

As of December 31, 2012:

(dollars in thousands)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.338%	2.376%	$(36)

For the twelve month periods ended December 31, 2013, 2012 and 2011, there have been no reclassifications of the interest-rate swap’s fair value from other comprehensive income to earnings.

Note 12—Disclosure about Fair Value of Financial Instruments

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

Impaired Loans

The Corporation evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which range from 10%—50%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on the appraisals by qualified licensed appraisers hired by the Corporation. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

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

FHLB Advances and Other Borrowings

The fair value of FHLB advances and other borrowings, which include a $7.1 million term loan, is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

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

The carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of December 31,
		2013		2012
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$81,071	$81,071	$175,686	$175,686
Investment securities—available for sale	See Note 13	285,808	285,808	316,614	316,614
Investment securities—trading	See Note 13	3,437	3,437	1,447	1,447
Loans held for sale	Level 2	1,350	1,350	3,412	3,482
Net portfolio loans and leases	Level 3	1,531,670	1,534,631	1,384,031	1,412,619
Mortgage servicing rights	Level 3	4,750	5,733	4,491	4,638
Other assets	Level 3	21,819	21,819	21,735	21,735

Total financial assets		$1,929,905	$1,933,849	$1,907,416	$1,936,221

Financial liabilities:
Deposits	Level 2	$1,591,347	$1,591,215	$1,634,682	$1,635,374
Short-term borrowings	Level 2	10,891	10,891	9,403	9,403
FHLB advances and other borrowings	Level 2	205,644	205,149	161,315	164,273
Other liabilities	Level 2	23,885	23,885	26,921	26,921

Total financial liabilities		$1,831,767	$1,831,140	$1,832,321	$1,835,971

*	see Note 13 in the Notes to Consolidated Financial Statements for a description of hierarchy levels

Note 13—Fair Value Measurement

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

The value of the investment portfolio is determined using three broad levels of inputs:

Level 1—Quoted prices in active markets for identical securities.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3—Instruments whose significant value drivers are unobservable.

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at December 31, 2013 and 2012 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring basis for the year ended December 31, 2013:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities (available for sale and trading):
Obligations of U.S. government & agencies	$69.6	$—	$69.6	$—
Obligations of state & political subdivisions	37.0	—	37.0	—
Mortgage-backed securities	119.4	—	119.4	—
Collateralized mortgage obligations	44.2	—	44.2	—
Mutual funds	14.9	14.9	—	—
Other debt securities	4.1	—	4.1	—

Total assets measured on a recurring basis at fair value	$289.2	$14.9	$274.3	$0

Fair value of assets measured on a non-recurring basis at December 31, 2013:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$0.2	$—	$—	$0.2
Impaired loans and leases	16.1	—	—	16.1
OREO and other repossessed property	0.9	—	—	0.9

Total assets measured at fair value on a non-recurring basis	$17.2	$—	$—	$17.2

Fair value of assets measured on a recurring basis for the year ended December 31, 2012:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities (available for sale and trading):
Obligations of U.S. government & agencies	$73.9	$—	$73.9	$—
Obligations of state & political subdivisions	30.4	—	30.4	—
Mortgage-backed securities	131.8	—	131.8	—
Collateralized mortgage obligations	62.7	—	62.7	—
Mutual funds	15.0	15.0	—	—
Investment certificates of deposit	2.3	—	2.3	—
Other debt securities	1.9	—	1.9	—

Total assets measured on a recurring basis at fair value	$318.0	$15.0	$303.0	$0

Fair value of assets measured on a non-recurring basis at December 31, 2012:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$0.9	$—	$—	$0.9
Impaired loans and leases	19.7	—	—	19.7
OREO and other repossessed property	0.9	—	—	0.9

Total assets measured at fair value on a non-recurring basis	$21.5	$—	$—	$21.5

During the twelve months ended December 31, 2013 and 2012, a net increase of $218 thousand and $975 thousand, respectively, in the Allowance was recorded as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the twelve months ended December 31, 2013.

Note 14—401(K) Plan and Other Defined Contribution Plans

The Corporation has a qualified defined contribution plan (the “401(K) Plan”) for all eligible employees, under which the Corporation contributes $1.00 for each $1.00 that an employee contributes up to a maximum of 3.0% of the employee’s base salary. The Corporation’s expenses for the 401(K) Plan were $803 thousand, $747 thousand and $618 thousand in 2013, 2012 and 2011, respectively.

In addition to the matching contribution above, the Corporation provides a discretionary, non-matching employer contribution to the 401(K) Plan. The Corporation’s expense for the non-matching discretionary contribution was $1.0 million, $879 thousand and $652 thousand, for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

On June 28, 2013, the Corporation adopted the Bryn Mawr Bank Corporation Executive Deferred Compensation Plan (the “EDCP”), a non-qualified defined-contribution plan which was restricted to certain senior officers of the Corporation. The intended purpose of the EDCP is to provide deferred compensation to a select group of employees. The Corporation’s expense for the EDCP, for the twelve months ended December 31, 2013 was $221 thousand.

Note 15—Pension and Postretirement Benefit Plans

A. General Overview – The Corporation has three defined-benefit pension plans comprised of a qualified defined benefit plan (the “QDBP”) which covers all employees over age 20 1/2 who meet certain service requirements, and two non-qualified defined-benefit supplemental executive retirement plans (“SERP I” and “SERP II”) which are restricted to certain senior officers of the Corporation.

SERP I provides each participant with the equivalent pension benefit provided by the QDBP on any compensation and bonus deferrals that exceed the IRS limit applicable to the QDBP.

On February 12, 2008, the Corporation amended the QDBP and SERP I to freeze further increases in the defined benefit amounts to all participants, effective March 31, 2008.

On April 1, 2008, the Corporation added SERP II, a non-qualified defined benefit plan which was restricted to certain senior officers of the Corporation. Effective March 31, 2013, the Corporation has curtailed SERP II, as further increases to the defined benefit amounts to over 20% of the participants have been frozen.

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

B. Actuarial Assumptions used to determine benefit obligations as of December 31 of the years indicated:

	QDBP		SERP I and SERP II		PRBP
	2013	2012	2013	2012	2013	2012
Discount rate	4.60%	3.70%	4.60%	3.70%	4.60%	3.70%
Rate of increase for future compensation	N/A	N/A	3.50%	3.50%	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50%	N/A	N/A	N/A	N/A

C. Changes in Benefit Obligations and Plan Assets:

	QDBP		SERP I & SERP II		PRBP
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Change in benefit obligations
Benefit obligation at January 1	$40,825	$38,056	$6,693	$5,862	$842	$913
Service cost	—	—	71	243	—	—
Interest cost	1,484	1,576	188	243	29	36
Plan participants contribution	—	—	—	—	38	49
Actuarial (gain) loss	(4,145)	2,973	10	491	(65)	36
Curtailments	—	—	(2,808)	—	—	—

Benefits paid	(1,798)	(1,780)	(146)	(146)	(156)	(192)

Benefit obligation at December 31	$36,366	$40,825	$4,008	$6,693	$688	$842

Change in plan assets
Fair value of plan assets at January 1	$40,666	$38,295	$—	$—	$—	$—
Actual return on plan assets	6,705	4,151	—	—	—	—
Employer contribution	—	—	146	146	118	143
Plan participants’ contribution	—	—	—	—	38	49
Benefits paid	(1,798)	(1,780)	(146)	(146)	(156)	(192)

Fair value of plan assets at December 31	$45,573	$40,666	$—	$—	$—	$—

Funded status at year end (plan assets less benefit obligations)	$9,207	$(159)	$(4,008)	$(6,693)	$(688)	$(842)

Amounts included in the consolidated balance sheet as other assets (liabilities) and accumulated other comprehensive income including the following:

	For the Twelve Months Ended December 31,
	2013	2012	2013	2012	2013	2012
Prepaid benefit cost/(accrued liability)	$16,346	$16,573	$(3,201)	$(3,669)	$(250)	$(263)
Net actuarial loss	(7,139)	(16,732)	(790)	(2,169)	(438)	(579)
Prior service cost	—	—	(17)	(855)	—	—
Unrecognized net initial obligation	—	—	—	—	—	—

Net amount recognized	$9,207	$(159)	$(4,008)	$(6,693)	$(688)	$(842)

D. The following tables provide the components of net periodic pension costs for the periods indicated:

QDBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2013	2012	2011
Service cost	$—	$—	$—
Interest cost	1,484	1,576	1,708
Expected return on plan assets	(2,981)	(2,804)	(2,214)
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	1,724	1,786	899
Curtailment	—	—	—

Net periodic pension cost	$227	$558	$393

SERP I and SERP II Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2013	2012	2011
Service cost	$71	$243	$230
Interest cost	188	243	248
Gain on curtailment	(690)	—	—
Amortization of prior service cost	31	82	82
Recognition of net actuarial loss	78	86	49

Net periodic pension (benefit) cost	$(322)	$654	$609

PRBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2013	2012	2011
Service cost	$—	$—	$—
Interest cost	29	36	48
Settlement	—	—	—
Amortization of transition obligation	—	26	26
Amortization of prior service cost	—	—	(55)
Recognition of net actuarial loss	76	79	77

Net periodic pension cost	$105	$141	$96

	For the Twelve Months Ended December 31,
	2013	2012	2011
Discount Rate Used in the Calculation of Periodic Pension Costs	3.70%	4.20%	5.30%

E. Plan Assets:

The information in this section pertains to the assets of the QDBP. The PRBP, SERP I and SERP II are unfunded plans and, as such, have no related plan assets.

The following table details the asset allocation and the QDBP’s policy asset allocation range as of the dates indicated

	2013 Plan Policy Asset Allocation Range**	2012 Plan Policy Asset Allocation Range**	Percentage of QDBP Plan Assets as of December 31,
			2013	2012
Asset Category
Equity securities*	50% to 65%	50% to 65%	63%	61%
Fixed-income investments	10% to 30%	10% to 30%	14%	19%
Alternative investments	0% to 30%	0% to 30%	20%	14%
Cash reserves**	1% to 5%	1% to 5%	3%	6%

Total			100%	100%

*	Includes Bryn Mawr Bank Corporation common stock in the amount of $951 thousand, or 2.1%, and $702 thousand, or 1.7%, at December 31, 2013 and 2012, respectively.
**	Asset categories that fall outside the asset allocation range (policy) are outside the range on a short-term basis and is often related to the timing of plan funding and subsequent investment. Reallocation is done regularly in order to adhere to the plan’s asset allocation policy

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

The following tables summarize the fair value of the assets of the QDBP as of the dates indicated. The fair values were determined by using three broad levels of inputs. See Note 13 for description of these input levels.

The fair value of the QDBP assets measured on a recurring basis as of December 31, 2013:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,218	$1,218	$—	$—
Alternative investments*	9,196	5,747	3,449	—
Common stocks	2,698	2,698	—	—
Equity mutual funds	26,187	26,187	—	—
Bond mutual funds	6,274	6,274	—	—

Total assets measured on a recurring basis at fair value	$45,573	$42,124	$3,449	$—

*	Alternative investments include exchange-traded products which are considered Level 1 and hedge fund investments which are considered Level 2.

The fair value of the QDBP assets measured on a recurring basis as of December 31, 2012:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,576	$2,576	$—	$—
Alternative investments*	5,664	2,269	3,395	—
Common stocks	703	703	—	—
Equity mutual funds	23,950	23,950	—	—
Bond mutual funds	7,773	7,773	—	—

Total assets measured on a recurring basis at fair value	$40,666	$37,271	$3,395	$—

F. Cash Flows

The following benefit payments, which reflect expected future services, are expected to be paid over the next ten years:

(dollars in thousands)	QDBP	SERP I & SERP II	PRBP
Fiscal year ending
2014	$1,863	$146	$117
2015	$1,948	$260	$106
2016	$1,976	$258	$95
2017	$1,975	$255	$84
2018	$2,029	$252	$74
2019-2022	$10,846	$1,340	$240

G. Other Pension and Post Retirement Benefit Information

In 2005, the Corporation placed a cap on the future annual benefit payable through the PRBP. This cap is equal to 120% of the 2005 annual benefit.

H. Expected Contribution to be Paid in the Next Fiscal Year

Based on the status of the Corporation’s QDBP at December 31, 2013, no minimum funding requirement is anticipated for 2014. The 2014 expected contribution for the SERP is $146 thousand.

I. Actuarial Losses

As indicated in section C of this footnote, the Corporation’s pension plans had cumulative actuarial losses as of December 31, 2013 that will result in an increase in the Corporation’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-

related value of the plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses has the effect of increasing the Corporation’s pension costs a shown on the table in section D of this footnote.

Note 16—Accumulated Other Comprehensive Loss

The following table details the components of accumulated other comprehensive (loss) income for the twelve months ended December 31, 2013, 2012 and 2011:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$1,054	$—	$(7,811)	$(6,757)
Net change	738	—	(5,346)	(4,608)

Balance, December 31, 2011	$1,792	$—	$(13,157)	$(11,365)

Balance, December 31, 2011	$1,792	$—	$(13,157)	$(11,365)
Net change	1,372	(23)	(62)	1,287

Balance, December 31, 2012	$3,164	$(23)	$(13,219)	$(10,078)

Balance, December 31, 2012	$3,164	$(23)	$(13,219)	$(10,078)
Net change	(4,021)	766	7,768	4,513

Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss for the twelve month periods ended December 31, 2013, 2012 and 2011:

Amount Reclassified from Accumulated Other

Comprehensive Loss

Description of Accumulated Other Comprehensive Loss Component	For The Twelve Months Ended December 31,			Affected Income Statement Category
	2013	2012	2011
Net unrealized gain on investment securities available for sale:
Realization of loss (gain) on sale of investment securities available for sale	$(8)	$1,415	$1,783	Net (loss) gain on sale of available for sale investment securities
	3	(495)	(624)	Less: income tax benefit (expense)

	$(5)	$920	$1,159	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$1,878	$1,951	$1,025	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	31	82	27	Employee benefits
Amortization of transition obligation included in net periodic pension costs*	—	26	26	Employee benefits
Gain on curtailment of SERP II	(690)	—	—	Net gain on curtailment of nonqualified pension plan

	1,219	2,059	1,078	Total expense before income tax benefit
	427	721	377	Less: income tax benefit

	$792	$1,338	$701	Net of income tax

*	Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 15—Pension and Other Post-Retirement Benefit Plans

Note 17—Income Taxes

A. Components of Net Deferred Tax Asset:

	December 31,
(dollars in thousands)	2013	2012
Deferred tax assets:
Loan and lease loss reserve	$6,124	$6,010
Other reserves	1,190	1,506
Net operating loss carry-forward	1,841	2,187
Alternative minimum tax credits	567	568
Amortizing fair value adjustments, FKF merger	2,367	2,778
Unrealized depreciation of available for sale securities	462	—
Defined benefit plans	4,142	8,494

Total deferred tax asset	16,693	21,543

Deferred tax liabilities:
Other reserves	(219)	(165)
QDBP	(5,721)	(5,800)
Originated MSRs	(1,663)	(1,572)
Unrealized appreciation of derivative used for cash flow hedge	(400)	—
Unrealized appreciation of available for sale securities	—	(1,703)

Total deferred tax liability	(8,003)	(9,240)

Total net deferred tax asset	$8,690	$12,303

Not included in the table above is an $86 thousand deferred tax asset for state taxes related to net operating losses of our leasing subsidiary as of December 31, 2013, for which we have recorded a 100% valuation allowance. In connection with the May 15, 2012 acquisition of DTC, the Corporation recorded a net deferred tax liability of $1.3 million.

B. The provision (benefit) for income taxes consists of the following:

(dollars in thousands)	2013	2012	2011
Current	$11,391	$11,575	$6,231
Deferred	1,195	(505)	3,310

Total	$12,586	$11,070	$9,541

C. Applicable income taxes differed from the amount derived by applying the statutory federal tax rate to income as follows:

(dollars in thousands)	2013	Tax Rate	2012	Tax Rate	2011	Tax Rate
Computed tax expense at statutory federal rate	$12,960	35.0%	$11,276	35.0%	$10,200	35.0%
Tax-exempt income	(414)	(1.1)%	(382)	(1.2)%	(395)	(1.4)%
Other, net	40	0.1%	176	0.5%	(264)	(0.9)%

Total income tax expense	$12,586	34.0%	$11,070	34.3%	$9,541	32.7%

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

There were no reserves for uncertain tax positions recorded during the twelve months ended December 31, 2013, 2012 or 2011.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2010.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in 2013.

As of December 31, 2013, the Corporation has net operating loss carry-forwards for federal income tax purposes of $5.3 million, related to the FKF merger, which are available to offset future federal taxable income through 2030. In addition, the Corporation has alternative minimum tax credits of $567 thousand, which are available to reduce future federal regular income taxes over an indefinite period. The Corporation has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to these amounts.

As a result of the July 1, 2010 merger with FKF, the Corporation succeeded to certain tax bad debt reserves that existed at FKF as of June 30, 2010. As of December 31, 2013, the Corporation had unrecognized deferred income taxes of $563 thousand with respect to these reserves. These reserves could be recognized as taxable income and create a current and/or deferred tax liability at the income tax rates then in effect if one of the following conditions occurs: (1) the Bank’s retained earnings represented by this reserve are used for distributions, in liquidation, or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

Note 18—Stock –Based Compensation

A. General Information

The Corporation permits the issuance of stock options, dividend equivalents, performance stock awards, stock appreciation rights and restricted stock awards to employees and directors of the Corporation under several plans. The performance awards and restricted awards may be in the form of stock awards or stock units. The only difference between a stock award and a stock unit is that for a stock award, shares of restricted stock are issued in the name of the grantee, whereas a stock unit constitutes a promise to issue shares of stock upon vesting. The accounting for awards and units is identical. The terms and conditions of awards under the plans are determined by the Corporation’s Compensation Committee.

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

The equity awards granted under the 2007 and 2010 LTIPs were authorized to be in the form of, among others, options to purchase the Corporation’s common stock, restricted stock awards or units (“RSA“s or “RSU“s) and performance stock awards or units (“PSA“s or “PSU“s).

RSAs and RSUs have a restriction based on the passage of time and may also have a restriction based on a non-market-related performance criteria. The fair value of the RSAs and RSUs is based on the closing price on the day preceding the date of the grant.

The PSAs and PSUs also have a restriction based on the passage of time, but also have a restriction based on performance criteria related to the Corporation’s total shareholder return relative to the performance of the community bank index for the respective period. The amount of PSAs or PSUs earned will not exceed 100% of the PSAs or PSUs awarded. The fair value of the PSAs and PSUs is calculated using the Monte Carlo Simulation method.

In connection with the July 2010 FKF merger, 21,133 fully vested options which had been granted to former FKF employees were assumed by the Corporation.

The following table summarizes the remaining shares authorized to be granted for options, RSAs and PSAs:

Shares Authorized for Grant
Balance, December 31, 2010	425,884
RSAs granted—four year cliff-vesting	(15,648)
RSAs granted—three year cliff-vesting	(14,093)
PSAs granted—three year cliff-vesting	(60,238)
Unexercised options expired	19,330
Unexercised options cancelled	19,464
PSAs forfeited	2,797

Balance, December 31, 2011	377,496
RSAs granted—three year cliff-vesting	(31,948)
PSAs granted—three year cliff-vesting	(73,217)
Unexercised options expired	9,883
Unexercised options cancelled	5,755
PSAs forfeited	4,812

Balance, December 31, 2012	292,781
RSAs or RSUs granted—three year cliff-vesting	(6,665)
PSAs or PSUs granted—three year cliff-vesting	(75,367)
Unexercised options expired	250
Unexercised options cancelled	650
RSAs or RSUs forfeited	3,681
PSAs or PSUs forfeited	1,575

Balance, December 31, 2013	216,905

B. Fair Value of Options Granted

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants issued during:

	2013	2012	2011
Expected dividend yield	2.6%	N/A	N/A
Expected volatility of Corporation’s stock	24.0%	N/A	N/A
Risk-free interest rate	3.7%	N/A	N/A
Expected life in years	7.0	N/A	N/A
Weighted average fair value of options granted	$4.83	N/A	N/A

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

C. Other Stock Option Information—The following table provides information about options outstanding:

	For the Twelve Months Ended December 31,
	2013			2012			2011
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	783,476	$20.40	$4.62	876,470	$20.17	$4.49	993,710	$19.82	$4.44
Granted	12,225	$21.28	$4.83	—	—	—	—	—	—
Forfeited	(650)	$19.65	$4.62	(5,755)	$20.56	$4.74	(16,320)	$20.94	$4.79
Expired	(250)	$22.00	$4.90	(9,883)	$21.93	$5.01	(32,330)	$21.87	$5.04
Exercised	(203,715)	$19.49	$4.39	(77,356)	$17.60	$3.69	(68,590)	$14.08	$2.79

Options outstanding, end of period	591,086	$20.73	$4.70	783,476	$20.40	$4.62	876,470	$20.17	$4.49

The following table provides information related to options as of December 31, 2013:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Shares Exercisable	Remaining Contractual Life	Weighted Average Exercise Price*
$10.36 to $18.59	140,277	5.24 yrs	110,131	5.24 yrs	$18.09
$18.60 to $19.69	111,000	1.35 yrs	111,000	1.35 yrs	$18.91
$19.70 to $21.48	121,300	1.51 yrs	121,300	1.51 yrs	$21.05
$21.49 to $22.03	101,745	3.42 yrs	101,745	3.42 yrs	$21.99
$22.04 to $23.97	9,000	2.26 yrs	9,000	2.26 yrs	$23.00
$23.98 to $24.27	107,764	4.27 yrs	107,764	4.27 yrs	$24.27

	591,086	3.21 yrs	560,940	3.10 yrs	$20.87

*	price of exercisable options

The following table provides information about unvested options:

	For the Twelve Months Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	80,756	$4.65	158,515	$4.73	249,574	$4.76
Granted	12,225	$4.83	—	—	—	—
Vested	(62,185)	$4.80	(72,004)	$4.82	(74,739)	$4.82
Forfeited	(650)	$4.62	(5,755)	$4.74	(16,320)	$4.79

Unvested options, end of period	30,146	$4.42	80,756	$4.65	158,515	$4.73

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2013	2012	2011
Proceeds from strike price of value of options exercised	$3,970	$1,362	$966
Related tax benefit recognized	376	100	141

Proceeds of options exercised	$4,346	$1,462	$1,107
Intrinsic value of options exercised	$1,215	$269	$444

The following table provides information about options outstanding and exercisable options:

	As of December 31,
	2013		2012		2012
	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options
Number	591,086	560,940	783,476	702,720	876,470	717,955
Weighted average exercise price	$20.73	$20.87	$20.40	$20.46	$20.17	$20.10
Aggregate intrinsic value	$5,583,266	$5,224,227	$1,691,778	$1,455,766	$549,495	$437,549
Weighted average contractual term	3.2 yrs	3.1 yrs	3.6 yrs	3.3 yrs	4.3 yrs	3.7 yrs

For the twelve months ended December 31, 2013, the Corporation recognized $179 thousand of expense related to stock options. As of December 31, 2013, the unamortized stock based compensation expense on stock options was $64 thousand which will be recognized over the next 8 months.

D. Restricted Stock and Performance Stock Awards and Units

The Corporation has granted RSAs, PSAs and PSUs under the 2007 LTIP and 2010 LTIP.

RSAs

The compensation expense for the RSAs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the twelve months ended December 31, 2013, the Corporation recognized $322 thousand of expense related to the Corporation’s RSAs. As of December 31, 2013, there was $475 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 1.7 years.

The following table details the RSAs for the twelve month periods ended December 31, 2013, 2012 and 2011:

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012		Twelve Months Ended December 31,2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	60,287	$19.05	38,681	$18.06	11,920	$16.78
Granted	6,665	$22.50	31,948	$20.41	29,741	$18.37
Vested	(9,115)	$19.20	(10,342)	$19.34	(2,980)	$16.78
Forfeited	(3,681)	$20.38	—	—	—	—

Ending balance	54,156	$19.36	60,287	$19.05	38,681	$18.01

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the vesting period. Related to the 75,367 PSAs granted during the twelve months ended December 31, 2013, the Monte Carlo Simulation used various assumptions that include expected volatility of 27.97%, a risk free rate of return of 0.73% and a correlation co-efficient of 0.7479%.

The Corporation recognized $503 thousand of expense related to the PSAs for the twelve months ended December 31, 2013. As of December 31, 2013, there was $1.5 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.2 years.

The following table details the PSAs for the twelve month periods ending December 31, 2013, 2012 and 2011:

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	186,113	$10.62	117,708	$9.86	60,267	$9.64
Granted	75,367	$13.38	73,217	$11.80	60,238	$10.07
Vested	(54,925)	$9.64	—	—	—	—
Forfeited	(1,575)	$10.77	(4,812)	$9.88	(2,797)	$9.64

Ending balance	204,980	$11.90	186,113	$10.62	117,708	$9.86

Note 19—Earnings Per Share

The calculation of basic earnings per share and diluted earnings per share is presented below:

(dollars in thousands, except per share data)	Year Ended December 31,
	2013	2012	2011
Numerator—Net income available to common shareholders	$24,444	$21,147	$19,602

Denominator for basic earnings per share – Weighted average shares outstanding*	13,311,215	13,090,110	12,659,824
Effect of dilutive potential common shares	260,395	151,736	82,313

Denominator for diluted earnings per share – Adjusted weighted average shares outstanding	13,571,610	13,241,846	12,742,137

Basic earnings per share	$1.84	$1.62	$1.55
Diluted earnings per share	$1.80	$1.60	$1.54
Antidilutive shares excluded from computation of average dilutive earnings per share	—	848,477	941,005

*	excludes restricted stock

All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Note 1-Q – “Summary of Significant Accounting Policies: Earnings Per Common Share” for a discussion on the calculation of earnings per share.

Note 20—Other Operating Income

Components of other operating income for the indicated years ended December 31 include:

(dollars in thousands)	2013	2012	2011
Merchant interchange fees	$814	$665	$559
Commissions and fees	578	510	468
Safe deposit box rentals	387	398	407
Insurance commissions	651	444	403
Other investment income	348	349	153
Title insurance income	192	272	119
Rent income	202	162	116
Miscellaneous other income	1,542	1,043	1,181

Other operating income	$4,714	$3,843	$3,406

Note 21—Other Operating Expense

Components of other operating expense for the indicated years ended December 31 include:

(dollars in thousands)	2013	2012	2011
Information technology	$2,876	$2,060	$1,518
Loan processing	966	1,485	1,114
Other taxes	1,007	1,164	973
Temporary help and recruiting	1,624	1,031	532
Telephone and data lines	1,378	652	514
Travel and entertainment	630	567	507
Stationary and supplies	508	516	496
Postage	515	433	415
Director fees	452	409	359
Outsourced services	457	355	180
Portfolio maintenance	366	266	313
Dues and subscriptions	394	326	287
Contributions	355	301	279
Insurance	689	402	277
Deferred compensation expense	906	271	203
Miscellaneous other expense	1,637	1,962	1,879

Other operating expense	$14,760	$12,200	$9,846

Note 22—Related Party Transactions

In the ordinary course of business, the Bank granted loans to principal officers, directors and their affiliates. Loan activity during 2013 and 2012 was as follows:

Following is a summary of these transactions:

(dollars in thousands)	2013	2012
Balance, January 1	$2,884	$6,004
Additions	200	5
Amounts collected	(52)	(3,125)

Balance, December 31	$3,032	$2,884

Related party deposits amounted to $2.0 million and $1.7 million at December 31, 2013 and 2012, respectively.

Note 23—Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2013 were $405.3 million. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credits are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligation under standby letters of credit as of December 31, 2013 amounted to $21.2 million. There were no outstanding bankers’ acceptances as of December 31, 2013.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. For the twelve months ended December 31, 2013, the Corporation settled two make-whole requests from the secondary market totaling $278 thousand. For the twelve months ended December 31, 2012 and 2011, there were no make-whole requests settled.

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

As of December 31, 2013, the Corporation had no loans sold with recourse outstanding.

Note 24—Dividend Restrictions

The Bank is subject to the Pennsylvania Banking Code of 1965 (the “Code”), as amended, and is restricted in the amount of dividends that can be paid to its sole shareholder, the Corporation. The Code restricts the payment of dividends by the Bank to the amount of its net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Board of Governors of the Federal Reserve System. The total retained net income for the years ended December 31, 2012 and 2013 was $24.8 million. Accordingly, the dividend payable by the Bank to the Corporation is limited to $24.8 million plus net income to be earned in 2014. However, the amount of dividends paid by the Bank may not reduce capital levels below levels that would cause the Bank to be considered less than adequately capitalized as detailed in Note 25 – “Regulatory Capital Requirements”.

Note 25—Regulatory Capital Requirements

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the twelve months ended December 31, 2013, the Corporation issued 7,455 shares and raised $176 thousand through the Plan.

C. Shares Issued in Mergers and Acquisitions

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

D. Regulatory Capital Ratios

As set forth in the following table, quantitative measures have been established to ensure capital adequacy ratios required of both the Corporation and the Bank. Both the Corporation’s and the Bank’s Tier II capital ratios are calculated by adding back a portion of the loan loss reserve to the Tier I capital. The Corporation believes that as of December 31, 2013 and 2012, the Corporation and the Bank had met all capital adequacy requirements to which they were subject. Federal banking regulators have defined specific capital categories, and categories range from a best of “well capitalized” to a worst of “critically under-capitalized.” Both the Corporation and the Bank were classified as “well capitalized” as of December 31, 2013 and 2012.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are presented in the following table:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2013
Total (Tier II) capital to risk weighted assets:
Corporation	$200,667	12.55%	$159,924	10%
Bank	$197,463	12.38%	$159,493	10%
Tier I capital to risk weighted assets:
Corporation	$185,022	11.57%	$95,954	6%
Bank	$181,818	11.40%	$95,696	6%
Tier I capital to average assets:
Corporation	$185,022	9.29%	$99,543	5%
Bank	$181,818	9.14%	$99,424	5%
December 31, 2012
Total (Tier II) capital to risk weighted assets:
Corporation	$174,885	12.02%	$145,528	10%
Bank	$176,985	12.20%	$145,124	10%
Tier I capital to risk weighted assets:
Corporation	$160,425	11.02%	$87,317	6%
Bank	$162,525	11.20%	$87,074	6%
Tier I capital to average assets:
Corporation	$160,425	8.72%	$91,989	5%
Bank	$162,525	8.84%	$91,940	5%

Note 26—Selected Quarterly Financial Data (Unaudited)

	2013
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$18,855	$19,217	$19,820	$20,525
Interest expense	1,446	1,294	1,287	1,400

Net interest income	17,409	17,923	18,533	19,125
Provision for loan and lease losses	804	1,000	959	812
Other income	11,790	12,943	11,387	12,235
Other expense	20,235	20,524	19,323	20,658

Income before income taxes	8,160	9,342	9,638	9,890
Tax expense	2,840	3,090	3,237	3,419

Net income	$5,320	$6,252	$6,401	$6,471

Basic earnings per common share*	$0.40	$0.47	$0.48	$0.48
Diluted earnings per common share*	$0.40	$0.46	$0.47	$0.47
Dividend declared	$0.17	$0.17	$0.17	$0.18

	2012
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$18,372	$18,188	$18,081	$18,682
Interest expense	2,387	2,285	2,130	1,786

Net interest income	15,985	15,903	15,951	16,896
Provision for loan and lease losses	1,000	1,003	1,000	1,000
Other income	9,587	11,381	12,248	13,170
Other expense	16,795	18,128	18,889	21,089

Income (loss) before income taxes	7,777	8,153	8,310	7,977
Tax expense (benefit)	2,704	2,808	2,885	2,673

Net income (loss)	$5,073	$5,345	$5,425	$5,304

Basic earnings per common share*	$0.39	$0.41	$0.41	$0.40
Diluted earnings per common share*	$0.39	$0.40	$0.41	$0.40
Dividend declared	$0.16	$0.16	$0.16	$0.16

*	Earnings per share is computed independently for each period shown. As a result, the sum of the quarters may not equal the total earnings per share for the year.

Note 27—Parent Company-Only Financial Statements

The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

A. Condensed Balance Sheets

	December 31,
(dollars in thousands)	2013	2012
Assets:
Cash	$5,435	$5,392
Investment securities	401	99
Investments in subsidiaries, as equity in net assets	227,245	206,496
Premises and equipment, net	2,582	2,681
Goodwill	245	245
Other assets	2,164	896

Total assets	$238,072	$215,809

Liabilities and shareholders’ equity:
Borrowings	$7,050	$9,400
Other liabilities	1,124	2,845

Total liabilities	$8,174	$12,245

Common stock, par value $1, authorized 100,000,000 shares issued 16,596,869 shares and 16,390,608 shares as of December 31, 2013 and 2012, respectively, and outstanding 13,650,354 shares and 13,412,690 shares as of December 31, 2013 and 2012, respectively	$16,597	$16,390
Paid-in capital in excess of par value	95,673	89,137
Less common stock in treasury, at cost—2,946,515 shares and 2,977,918 shares as of December 31, 2013 and 2012, respectively	(30,764)	(30,745)
Accumulated other comprehensive loss, net of deferred income taxes benefit	(5,565)	(10,078)
Retained earnings	153,957	138,860

Total shareholders’ equity	$229,898	$203,564

Total liabilities and shareholders’ equity	$238,072	$215,809

B. Condensed Statements of Income

	Twelve Months Ended December 31,
(dollars in thousands)	2013	2012	2011
Dividends from subsidiaries	$8,165	$13,075	$9,650
Interest and other income	2,062	2,672	2,646

Total operating income	10,227	15,747	12,296
Expenses	1,996	2,410	2,678

Income before equity in undistributed income of subsidiaries	8,231	13,337	9,618
Equity in undistributed income of subsidiaries	16,236	7,761	9,973

Income before income taxes	24,467	21,098	19,591
Income tax expense (benefit)	23	(49)	(11)

Net income	$24,444	$21,147	$19,602

C. Condensed Statements of Cash Flows

	Twelve Months Ended December 31,
(dollars in thousands)	2013	2012	2011
Operating activities:
Net Income	$24,444	$21,147	$19,602
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(16,236)	(7,761)	(9,973)
Depreciation and amortization	98	98	105
Net gain on sale of available for sale securities	—	—	(38)
Stock-based compensation cost	1,004	1,283	876
Net accretion of fair value adjustments	—	—	(55)
Other, net	(1,138)	(239)	360

Net cash provided by operating activities	8,172	14,528	10,877

Investing Activities:
Proceeds from sale of available for sale securities	—	—	99
Acquisitions, net of cash acquired	—	(9,278)	(13,367)
Sale of subsidiary	—	10,500	18,411
Investment in subsidiaries	—	(4,800)	(17,200)

Net cash used by investing activities	—	(3,578)	(12,057)

Financing activities:
Dividends paid	(9,297)	(8,529)	(7,679)
Change in other borrowings	(2,350)	(4,291)	11,691
Decrease in junior subordinated debt	—	—	(12,028)
Proceeds from sale of treasury stock	1,317	317	—
Repurchase of treasury stock	(553)	—	(42)
Proceeds from issuance of common stock	176	2,118	8,325
Payment of contingent consideration for business combinations	(2,100)	(1,050)	—
Excess tax benefit from stock-based compensation	708	112	141
Proceeds from exercise of stock options	3,970	1,363	966

Net cash (used) provided by financing activities	(8,129)	(9,960)	1,374

Change in cash and cash equivalents	43	990	194
Cash and cash equivalents at beginning of year	5,392	4,402	4,208

Cash and cash equivalents at end of year	$5,435	$5,392	$4,402

Note 28—Segment Information

FASB Codification 280—“Segment Reporting” identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in this codification to the results of its operations.

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

The following table details the Corporation’s segments.

	As of or for the Twelve Months Ended December 31,
	2013			2012			2011
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$72,987	$3	$72,990	$64,731	$4	$64,735	$62,894	$7	$62,901
Less: loan loss provision	3,575	—	3,575	4,003	—	4,003	6,088	—	6,088

Net interest income after loan loss provision	69,412	3	69,415	60,728	4	60,732	56,806	7	56,813

Other income:
Fees for wealth management services	—	35,184	35,184	—	29,798	29,798	—	21,669	21,669
Service charges on deposit accounts	2,445	—	2,445	2,477	—	2,477	2,495	—	2,495
Loan servicing and other fees	1,845	—	1,845	1,776	—	1,776	1,824	—	1,824
Net gain on sale of loans	4,117	—	4,117	6,735	—	6,735	2,517	—	2,517
Net (loss) gain on sale of available for sale securities	(8)	—	(8)	1,415	—	1,415	1,783	—	1,783
Net (loss) gain on sale of other real estate owned	(300)	—	(300)	(86)	—	(86)	(97)	—	(97)
BOLI income	358	—	358	428	—	428	462	—	462
Other operating income	4,546	168	4,714	3,737	106	3,843	3,390	16	3,406

Total other income	13,003	35,352	48,355	16,482	29,904	46,386	12,374	21,685	34,059
Other expenses:
Salaries & wages	24,210	12,136	36,346	22,248	10,883	33,131	20,016	8,068	28,084
Employee benefits	5,942	2,890	8,832	5,660	2,467	8,127	4,837	2,052	6,889
Occupancy & equipment	5,357	1,505	6,862	4,619	1,255	5,874	4,149	1,027	5,176
Amortization of intangible assets	312	2,321	2,633	294	2,117	2,411	324	1,166	1,490
Professional fees	2,246	210	2,456	2,665	203	2,868	2,156	155	2,311
Other operating expenses	20,080	3,531	23,611	19,290	3,200	22,490	15,776	2,003	17,779

Total other expenses	58,147	22,593	80,740	54,776	20,125	74,901	47,258	14,471	61,729

Segment profit	24,268	12,762	37,030	22,434	9,783	32,217	21,922	7,221	29,143
Intersegment (revenues) expenses*	(372)	372	—	(484)	484	—	(337)	337	—

Pre-tax segment profit after eliminations	$23,896	$13,134	$37,030	$21,950	$10,267	$32,217	$21,585	$7,558	$29,143

% of segment pre-tax profit after eliminations	64.5%	35.5%	100.0%	68.1%	31.9%	100.0%	74.1%	25.9%	100.0%

Segment assets (dollars in millions)	$2,020.7	$41.0	$2,061.7	$1,990.9	$45.0	$2,035.9	$1,738.9	$34.5	$1,773.4

*	Intersegment revenues consist of rental payments, deposit interest and management fees.

Other segment information:

Wealth Management Segment Information

	(dollars in millions)
	December 31, 2013	December 31, 2012
Assets under management, administration, supervision and brokerage	$7,268.3	$6,663.2

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, CPA, of the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2013 are effective.

•	Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2013, and a report from our independent registered public accounting firm attesting to the effectiveness of our internal controls:

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

Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2013, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management concludes that, as of December 31, 2013, the Corporation’s system of internal control over financial reporting is effective.

KPMG, LLP, which is the independent registered public accounting firm that audited the financial statements in this Annual Report on Form 10-K has issued an attestation report on the Corporation’s internal control over financial reporting which can be found below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bryn Mawr Bank Corporation:

We have audited Bryn Mawr Bank Corporation and subsidiaries (the “Corporation”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania March 14, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is incorporated by reference to the sections titled “Our Board of Directors,” “Information About our Directors,” “Information About our Executive Officers,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement.

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

The information required for Item 11 is incorporated by reference to section titled “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 is found below and is incorporated by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement.

Equity Compensation Plan Information as of December 31, 2013:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options	B. Weighted- average exercise price of outstanding options	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	591,086	$20.73	216,905
Equity compensation plans not approved by shareholders	—	—	—
Total	591,086	$20.73	216,905

We have agreed to pay, and our non-employee independent directors have agreed to accept, payment of their annual $12,500 retainer compensation in the form of our common stock, payable in April of each year at the market value of the stock on the day prior to the day of payment. If all of the Corporation’s non-employee independent directors, including the directors elected at the Annual Meeting, continue this compensation arrangement for their 2013-2014 terms as directors, it is estimated, based on the $30.18 per share market price of the common stock on December 31, 2013, as listed on NASDAQ, that such directors, as a group, will receive a total of 3,313 shares of our common stock as retainer compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions With Related Persons” and “Corporate Governance – Director Independence” in the 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the sections “Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees” in the 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a) (1 & 2) Financial Statements and Schedules

The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report.

Item 15(a)	(3) and (b) — Exhibits

Exhibit No.	Description and References

2.1	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with SEC on February 18, 2011

2.2	Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 of the Corporation’s 8-K filed with the SEC on May 27, 2011

2.3	Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 of the Corporation’s 8-K filed with the SEC on May 27, 2011

2.4	Stock Purchase Agreement, dated as of February 3, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on February 7, 2012

2.5	Purchase and Assumption Agreement, dated as of April 27, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 2, 2012

2.6	Amendment to Stock Purchase Agreement, dates as of May 15, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 18, 2012

2.7	Amendment to Purchase and Assumption Agreement, dated as of October 12, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on October 18, 2012

Exhibit No.	Description and References

2.8	Amendment to Purchase and Assumption Agreement, dated as of November 14, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on November 19, 2012

2.9	Agreement and Plan of Merger, dated as of March 27, 2013, by and between Bryn Mawr Bank Corporation and MidCoast Community Bancorp, Inc., incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed with the SEC on March 29, 2013

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 of the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

4.7	Shareholder Rights Agreement, dated as of November 16, 2012, between Bryn Mawr Bank Corporation and Computershare Shareowner Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Corporation’s 8-K filed with the SEC on November 16, 2012

4.8	Amendment to Shareholder Rights Agreement, dated as of November 16, 2012, between Bryn Mawr Bank Corporation and Computershare Shareowner Services LLC, as Rights Agent (and successor to Mellon Investor services LLC), incorporated by reference to Exhibit 4.2 of the Corporation’s 8-K filed with the SEC on November 16, 2012

4.9	Amendment No. 1 to Rights Agreement, dated as of December 24, 2013, between Bryn Mawr Bank Corporation and Computershare Inc. (successor by merger to Computershare Shareowner Services LLC), as Rights Agent, incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form 8-A/A on December 26, 2013

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed with the SEC on March 16, 2012

10.3*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

Exhibit No.	Description and References

10.4*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.7*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.8**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.9**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.10*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.16**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.17**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.18*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.19*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

Exhibit No.	Description and References

10.20**	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.21**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.22*	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.23**	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 of the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.24*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between the Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.25**	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.26	Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, filed with the SEC on Form 8-K on October 4, 2011

10.27**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

10.28**	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.33 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

10.29*	Amendment No. 1 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.29 of the Corporation’s Form 10-K filed with the SEC on March 15, 2013

10.30*	Amendment No. 2 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.30 of the Corporation’s Form 10-K filed with the SEC on March 15, 2013

10.31*	Form of Letter Agreement entered into with certain executive officers of the Corporation in connection with the curtailment of benefits under the Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008 (SERP II), incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on April 4, 2013

10.32*	Bryn Mawr Bank Corporation Executive Deferred Compensation Plan, effective January 1, 2013, filed herewith

10.33*	Retention Bonus Agreement, dated as of June 10, 2013, by and between The Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on June 14, 2013

Exhibit No.	Description and References

10.34	Mutual Termination Agreement, dated as of August 8, 2013, by and between Bryn Mawr Bank Corporation and MidCoast Community Bancorp, Inc., incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on August 9, 2013

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2014 Annual Meeting to be held on April 30, 2014, expected to be filed with the SEC on April 1, 2014, and incorporated herein by reference

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Item 15(c)	— Not Applicable

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Bryn Mawr Bank Corporation

By	/s/ J. Duncan Smith,
Treasurer and Chief Financial Officer

Date March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Frederick C. Peters II Frederick C. Peters II	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2014

/s/ J. Duncan Smith J. Duncan Smith	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014

/s/ David E. Lees David E. Lees	Director	March 14, 2014

/s/ Andrea F. Gilbert Andrea F. Gilbert	Director	March 14, 2014

/s/ Wendell F. Holland Wendell F. Holland	Director	March 14, 2014

/s/ Francis J. Leto Francis J. Leto	Director	March 14, 2014

/s/ Lynn B. McKee Lynn B. McKee	Director	March 14, 2014

/s/ Jerry L. Johnson Jerry L. Johnson	Director	March 14, 2014

/s/ Britton H. Murdoch Britton H. Murdoch	Director	March 14, 2014

/s/ Scott M. Jenkins Scott M. Jenkins	Director	March 14, 2014

/s/ Donald S. Guthrie Donald S. Guthrie	Director	March 14, 2014

EXHIBIT INDEX

Exhibit No.	Description and References

2.1	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with SEC on February 18, 2011

2.2	Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 of the Corporation’s 8-K filed with the SEC on May 27, 2011

2.3	Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 of the Corporation’s 8-K filed with the SEC on May 27, 2011

2.4	Stock Purchase Agreement, dated as of February 3, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on February 7, 2012

2.5	Purchase and Assumption Agreement, dated as of April 27, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 2, 2012

2.6	Amendment to Stock Purchase Agreement, dates as of May 15, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2. 1 of the Corporation’s 8-K filed with the SEC on May 18, 2012

2.7	Amendment to Purchase and Assumption Agreement, dated as of October 12, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on October 18, 2012

2.8	Amendment to Purchase and Assumption Agreement, dated as of November 14, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on November 19, 2012

2.9	Agreement and Plan of Merger, dated as of March 27, 2013, by and between Bryn Mawr Bank Corporation and MidCoast Community Bancorp, Inc., incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed with the SEC on March 29, 2013

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Shareholders Rights Plan, dated November 18, 2003, incorporated by reference to Exhibit 4 of the Corporation’s Form 8-A12G filed with the SEC on November 25, 2003

4.2	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

Exhibit No.	Description and References

4.4	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 of the Corporation’s 10-Q filed with SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.6	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

4.7	Shareholder Rights Agreement, dated as of November 16, 2012, between Bryn Mawr Bank Corporation and Computershare Shareowner Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Corporation’s 8-K filed with the SEC on November 16, 2012

4.8	Amendment to Shareholder Rights Agreement, dated as of November 16, 2012, between Bryn Mawr Bank Corporation and Computershare Shareowner Services LLC, as Rights Agent (and successor to Mellon Investor services LLC), incorporated by reference to Exhibit 4.2 of the Corporation’s 8-K filed with the SEC on November 16, 2012

4.9	Amendment No. 1 to Rights Agreement, dated as of December 24, 2013, between Bryn Mawr Bank Corporation and Computershare Inc. (successor by merger to Computershare Shareowner Services LLC), as Rights Agent, incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form 8-A/A on December 26, 2013

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed with the SEC on March 16, 2012

10.3*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.4*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Employment Agreement, dated January 11, 2001, between the Bryn Mawr Bank Corporation and Frederick C. Peters II, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 29, 2001

10.7*	Executive Change-of-Control Severance Agreement, dated January 22, 2001, between the Bryn Mawr Trust Company and Frederick C. Peters II, incorporated by reference to Exhibit 10.K of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.8**	The Bryn Mawr Bank Corporation 2001 Stock Option Plan, incorporated by reference to Appendix B of the Corporation’s Proxy Statement dated March 8, 2001 filed with the SEC on March 6, 2001

10.9**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

Exhibit No.	Description and References

10.10*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15*	Letter Employment Agreement, dated January 3, 2007, from the Bryn Mawr Trust Company to Matthew G. Waschull, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on August 7, 2007

10.16**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.17**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.18*	Restricted Covenant Agreement, dated as of November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.2 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.19*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

10.20**	Bryn Mawr Bank Corporation Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective July 20, 2009, incorporated by reference to the prospectus supplement filed with the SEC on July 20, 2009 pursuant to Rule 424(b)(2) of the Securities Act

10.21**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.22*	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.23**	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 of the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.24*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between the Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

Exhibit No.	Description and References

10.25**	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.26	Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, filed with the SEC on Form 8-K on October 4, 2011

10.27**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

10.28**	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.33 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

10.29*	Amendment No. 1 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.29 of the Corporation’s Form 10-K filed with the SEC on March 15, 2013

10.30*	Amendment No. 2 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.30 of the Corporation’s Form 10-K filed with the SEC on March 15, 2013

10.31*	Form of Letter Agreement entered into with certain executive officers of the Corporation in connection with the curtailment of benefits under the Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008 (SERP II), incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on April 4, 2013

10.32*	Bryn Mawr Bank Corporation Executive Deferred Compensation Plan, effective January 1, 2013, filed herewith

10.33*	Retention Bonus Agreement, dated as of June 10, 2013, by and between The Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on June 14, 2013

10.34	Mutual Termination Agreement, dated as of August 8, 2013, by and between Bryn Mawr Bank Corporation and MidCoast Community Bancorp, Inc., incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on August 9, 2013

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2014 Annual Meeting to be held on April 30, 2014, expected to be filed with the SEC on April 1, 2014, and incorporated herein by reference

Exhibit No.	Description and References

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.