Form 10-Q
period 2014-03-31
BRYN MAWR BANK CORP
filed 2014-05-09
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, par value $1	13,680,064

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	(unaudited)
(dollars in thousands)	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$14,696	$13,453
Interest bearing deposits with banks	59,248	67,618

Cash and cash equivalents	73,944	81,071
Investment securities available for sale, at fair value (amortized cost of $272,156 and $287,127 as of March 31, 2014 and December 31, 2013 respectively)	272,599	285,808
Investment securities, trading	3,517	3,437
Loans held for sale	1,340	1,350
Portfolio loans and leases	1,565,830	1,547,185
Less: Allowance for loan and lease losses	(15,770)	(15,515)

Net portfolio loans and leases	1,550,060	1,531,670
Premises and equipment, net	32,473	31,796
Accrued interest receivable	5,687	5,728
Deferred income taxes	7,517	8,690
Mortgage servicing rights	4,734	4,750
Bank owned life insurance	20,301	20,220
Federal Home Loan Bank stock	11,911	11,654
Goodwill	32,843	32,843
Intangible assets	18,728	19,365
Other investments	4,392	4,437
Other assets	19,770	18,846

Total assets	$2,059,816	$2,061,665

Liabilities
Deposits:
Non-interest-bearing	$404,340	$426,640
Interest-bearing	1,175,255	1,164,707

Total deposits	1,579,595	1,591,347

Short-term borrowings	10,739	10,891
Long-term FHLB advances and other borrowings	214,640	205,644
Accrued interest payable	880	841
Other liabilities	18,485	23,044

Total liabilities	1,824,339	1,831,767

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,606,988 and 16,596,869 shares as of March 31, 2014 and December 31, 2013, respectively, and outstanding of 13,656,979 and 13,650,354 as of March 31, 2014 and December 31, 2013, respectively	16,607	16,597
Paid-in capital in excess of par value	96,207	95,673
Less: Common stock in treasury at cost - 2,950,009 and 2,946,515 shares as of March 31, 2014 and December 31, 2013, respectively	(30,911)	(30,764)
Accumulated other comprehensive loss, net of tax benefit	(4,601)	(5,565)
Retained earnings	158,175	153,957

Total shareholders’ equity	235,477	229,898

Total liabilities and shareholders’ equity	$2,059,816	$2,061,665

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended March 31,
	2014	2013
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$19,042	$17,812
Interest on cash and cash equivalents	37	69
Interest on investment securities:
Taxable	951	857
Non-taxable	103	85
Dividends	28	32

Total interest income	20,161	18,855

Interest expense on:
Deposits	689	775
Short-term borrowings	3	4
Long-term FHLB advances and other borrowings	746	667

Total interest expense	1,438	1,446

Net interest income	18,723	17,409
Provision for loan and lease losses	750	804

Net interest income after provision for loan and lease losses	17,973	16,605
Non-interest income:
Fees for wealth management services	8,913	8,349
Service charges on deposits	601	584
Loan servicing and other fees	446	451
Net gain on sale of residential mortgage loans	324	1,518
Net (loss) gain on sale of investment securities available for sale	(4)	2
Net loss on sale of other real estate owned (“OREO”)	—	(52)
Bank owned life insurance (“BOLI”) income	81	113
Other operating income	778	825

Total non-interest income	11,139	11,790
Non-interest expenses:
Salaries and wages	8,440	8,810
Employee benefits	1,979	2,325
Net gain on curtailment of nonqualified pension plan	—	(570)
Occupancy and bank premises	1,933	1,750
Furniture, fixtures, and equipment	983	819
Advertising	339	412
Amortization of mortgage servicing rights	115	212
Net (recovery) impairment of mortgage servicing rights	(8)	71
Amortization of intangible assets	637	661
FDIC insurance	271	258
Due diligence and merger-related expenses	264	714
Early extinguishment of debt - costs and premiums	—	347
Professional fees	593	575
Other operating expenses	3,353	3,851

Total non-interest expenses	18,899	20,235
Income before income taxes	10,213	8,160
Income tax expense	3,524	2,840

Net income	$6,689	$5,320

Basic earnings per common share	$0.50	$0.40
Diluted earnings per common share	$0.49	$0.40
Dividends declared per share	$0.18	$0.17

Weighted-average basic shares outstanding	13,485,213	13,205,538
Dilutive shares	304,828	230,413

Adjusted weighted-average diluted shares	13,790,041	13,435,951

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Net income	$6,689	$5,320

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $615 and $(8), respectively	1,142	(16)
Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax (benefit) expense of $(1) and $1, respectively	3	(1)

Unrealized investment gains (losses), net of tax expense (benefit) of $616 and $(9), respectively	1,145	(17)
Net change in fair value of derivative used for cash flow hedge:
Change in fair value of hedging instruments, net of tax (benefit) expense of $(123) and $64, respectively	(227)	119
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense $25 and $132, respectively	46	247
Change in unfunded pension liability related to curtailment, net of tax expense of $0 and $627, respectively	—	1,164

Total change in unfunded pension liability, net of tax expense of $25 and $759, respectively	46	1,411

Total other comprehensive income (loss)	964	1,513

Total comprehensive income	$7,653	$6,833

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Operating activities:
Net Income	$6,689	$5,320
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	750	804
Depreciation of fixed assets and net amortization of investment premiums and discounts	1,364	1,844
Net loss (gain) on sale of investment securities available for sale	4	(2)
Net gain on sale of residential mortgage loans	(324)	(1,518)
Stock-based compensation cost	307	248
Amortization and net impairment of mortgage servicing rights	107	283
Net accretion of fair value adjustments	(770)	(807)
Amortization of intangible assets	637	661
Net loss on sale of OREO	—	52
Net increase in cash surrender value of bank owned life insurance (“BOLI”)	(81)	(113)
Other, net	(5,214)	(6,987)
Loans originated for resale	(9,228)	(51,614)
Proceeds from loans sold	9,471	52,926
Provision for deferred income taxes	655	635
Change in income taxes payable/receivable	(482)	(1,079)
Change in accrued interest receivable	41	(213)
Change in accrued interest payable	39	(284)

Net cash provided by operating activities	3,965	156

Investing activities:
Purchases of investment securities available for sale	(7,289)	(39,439)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	9,126	18,016
Proceeds from sale of investment securities available for sale	1,025	449
Net change in FHLB stock	(257)	98
Proceeds from calls of investment securities	11,500	8,885
Net change in other investments	45	(1)
Net portfolio loan and lease originations	(18,569)	(7,095)
Purchases of premises and equipment	(1,465)	(615)
Proceeds from sale of OREO	5	397

Net cash used in investing activities	(5,879)	(19,305)

Financing activities:
Change in deposits	(11,745)	(23,888)
Change in short-term borrowings	(152)	28,959
Dividends paid	(2,432)	(2,242)
Change in long-term FHLB advances and other borrowings	9,026	(12,619)
Excess tax benefit from stock-based compensation	73	116
Proceeds from sale of treasury stock from deferred compensation plans	67	403
Net purchase of treasury stock	(169)	—
Proceeds from issuance of common stock	16	51
Proceeds from exercise of stock options	103	1,230

Net cash used in financing activities	(5,213)	(7,990)

Change in cash and cash equivalents	(7,127)	(27,139)
Cash and cash equivalents at beginning of period	81,071	175,686

Cash and cash equivalents at end of period	$73,944	$148,547

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$3,278	$3,122
Interest	1,399	1,730

Non-cash information:
Available for sale securities purchased, not settled	$—	$534
Change in other comprehensive loss	964	1,513
Change in deferred tax due to change in comprehensive income	518	814
Transfer of loans to other real estate owned	190	89

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except per share information)
	For the Three Months Ended March 31, 2014
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance December 31, 2013	16,596,869	$16,597	$95,673	$(30,764)	$(5,565)	$153,957	$229,898

Net income	—	—	—	—	—	6,689	6,689
Dividends declared, $0.18 per share	—	—	—	—	—	(2,471)	(2,471)
Other comprehensive income, net of tax expense of $518	—	—	—	—	964	—	964
Stock based compensation	—	—	307	—	—	—	307
Tax benefit from stock-based compensation	—	—	73	—	—	—	73
Net purchase of treasury stock from stock award and deferred compensation plans	—	—	45	(147)	—	—	(102)
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	573	1	15	—	—	—	16
Share-based awards and options exercises	9,546	9	94	—	—	—	103

Balance March 31, 2014	16,606,988	$16,607	$96,207	$(30,911)	$(4,601)	$158,175	$235,477

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) Management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s 2013 Annual Report on Form 10-K (the “2013 Annual Report”).

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Common Share

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

	Three Months Ended
	March 31,
(dollars in thousands except per share data)	2014	2013
Numerator:
Net income available to common shareholders	$6,689	$5,320

Denominator for basic earnings per share – weighted average shares outstanding	13,485,213	13,205,538
Effect of dilutive common shares	304,828	230,413

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	13,790,041	13,435,951

Basic earnings per share	$0.50	$0.40
Diluted earnings per share	$0.49	$0.40
Antidilutive shares excluded from computation of average dilutive earnings per share	—	114,764

Note 3 - Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of March 31, 2014

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(2)	$100
Obligations of U.S. government agencies	65,368	153	(1,037)	64,484
Obligations of state & political subdivisions	35,968	166	(172)	35,962
Mortgage-backed securities	113,415	1,619	(587)	114,447
Collateralized mortgage obligations	42,041	324	(345)	42,020
Other investments	15,262	332	(8)	15,586

Total	$272,156	$2,594	$(2,151)	$272,599

As of December 31, 2013

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(3)	$99
Obligations of the U.S. government and agencies	71,097	149	(1,678)	69,568
Obligations of state and political subdivisions	37,140	141	(304)	36,977
Mortgage-backed securities	119,044	1,392	(1,073)	119,363
Collateralized mortgage obligations	44,463	273	(493)	44,243
Other investments	15,281	301	(24)	15,558

Total	$287,127	$2,256	$(3,575)	$285,808

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of March 31, 2014

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$100	$(2)	$—	$—	$100	$(2)
Obligations of the U.S. government and agencies	37,947	(839)	5,856	(198)	43,803	(1,037)
Obligations of state and political subdivisions	9,259	(63)	4,282	(109)	13,541	(172)
Mortgage-backed securities	31,832	(521)	2,262	(66)	34,094	(587)
Collateralized mortgage obligations	18,995	(345)	—	—	18,995	(345)
Other investments	320	(8)	—	—	320	(8)

Total	$98,453	$(1,778)	$12,400	$(373)	$110,853	$(2,151)

As of December 31, 2013

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$99	$(3)	$—	$—	$99	$(3)
Obligations of the U.S. government and agencies	41,201	(1,391)	5,774	(287)	46,975	(1,678)
Obligations of state and political subdivisions	13,020	(233)	4,543	(71)	17,563	(304)
Mortgage-backed securities	55,672	(972)	2,302	(101)	57,974	(1,073)
Collateralized mortgage obligations	26,395	(493)	—	—	26,395	(493)
Other investments	1,494	(24)	—	—	1,494	(24)

Total	$137,881	$(3,116)	$12,619	$(459)	$150,500	$(3,575)

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

As of March 31, 2014 and December 31, 2013, securities having fair values of $91.9 million and $94.9 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of March 31, 2014 and December 31, 2013, by contractual maturity, are shown below:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities[1]:
Due in one year or less	$8,016	$8,030	$7,859	$7,869
Due after one year through five years	54,134	54,126	49,790	49,721
Due after five years through ten years	40,422	39,495	51,793	50,117
Due after ten years	766	794	797	824

Subtotal	103,338	102,445	110,239	108,531
Mortgage-related securities[2]	155,456	156,467	163,507	163,606

Total	$258,794	$258,912	$273,746	$272,137

[1]	Included in the investment portfolio, but not in the table above, are mutual funds with a fair value, as of both March 31, 2014 and December 31, 2013, of $13.7 million, which have no stated maturity.
[2]	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2014 and December 31, 2013, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

Note 4 - Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	March 31, 2014	December 31, 2013
Loans held for sale	$1,340	$1,350

Real estate loans:
Commercial mortgage	$640,574	$625,341
Home equity lines and loans	186,277	189,571
Residential mortgage	301,532	300,243
Construction	44,060	46,369

Total real estate loans	1,172,443	1,161,524
Commercial and industrial	334,295	328,459
Consumer	18,104	16,926
Leases	40,988	40,276

Total portfolio loans and leases	1,565,830	1,547,185

Total loans and leases	$1,567,170	$1,548,535

Loans with predetermined rates	$862,351	$850,168
Loans with adjustable or floating rates	704,819	698,367

Total loans and leases	$1,567,170	$1,548,535

Net deferred loan origination costs included in the above loan table	$303	$222

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013
Minimum lease payments receivable	$46,627	$45,866
Unearned lease income	(7,611)	(7,534)
Initial direct costs and deferred fees	1,972	1,944

Total	$40,988	$40,276

C. Non-Performing Loans and Leases(1)

(dollars in thousands)	March 31, 2014	December 31, 2013
Non-accrual loans and leases:
Commercial mortgage	$471	$478
Home equity lines and loans	860	1,262
Residential mortgage	3,927	4,377
Construction	603	830
Commercial and industrial	4,343	3,539
Consumer	13	20
Leases	19	24

Total	$10,236	$10,530

(1)	Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $237 thousand and $238 thousand of purchased credit-impaired loans as of March 31, 2014 and December 31, 2013, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Bank applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013
Outstanding principal balance	$13,260	$14,293
Carrying amount(1)	$9,142	$9,880

(1)	Includes $290 thousand and $293 thousand purchased credit-impaired loans as of March 31, 2014 and December 31, 2013, respectively, for which the Bank could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $237 thousand and $238 thousand of purchased credit-impaired loans as of March 31, 2014 and December 31, 2013, respectively, which subsequently became non-performing, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Bank applies ASC 310-30, for the three months ended March 31, 2014:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2013	$6,134
Accretion	(471)
Reclassifications from nonaccretable difference	930
Additions/adjustments	(123)
Disposals	—

Balance, March 31, 2014	$6,470

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of March 31, 2014
Commercial mortgage	$—	$—	$—	$—	$640,103	$640,103	$471	$640,574
Home equity lines and loans	224	75	—	299	185,118	185,417	860	186,277
Residential mortgage	1,285	—	—	1,285	296,320	297,605	3,927	301,532
Construction	—	—	—	—	43,457	43,457	603	44,060
Commercial and industrial	138	—	—	138	329,814	329,952	4,343	334,295
Consumer	—	6	—	6	18,085	18,091	13	18,104
Leases	87	—	—	87	40,882	40,969	19	40,988

	$1,734	$81	$—	$1,815	$1,553,779	$1,555,594	$10,236	$1,565,830

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2013
Commercial mortgage	$241	$—	$—	$241	$624,622	$624,863	$478	$625,341
Home equity lines and loans	209	—	—	209	188,100	188,309	1,262	189,571
Residential mortgage	773	35	—	808	295,058	295,866	4,377	300,243
Construction	—	—	—	—	45,539	45,539	830	46,369
Commercial and industrial	334	—	—	334	324,586	324,920	3,539	328,459
Consumer	2	4	—	6	16,900	16,906	20	16,926
Leases	60	60	—	120	40,132	40,252	24	40,276

	$1,619	$99	$—	$1,718	$1,534,937	$1,536,655	$10,530	$1,547,185

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Corporation’s Allowance for the three months ended March 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2013	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515
Charge-offs	(20)	(386)	(17)	—	(1)	(32)	(82)		(538)
Recoveries	1	—	5	—	1	2	34		43
Provision for loan and lease losses	193	311	(116)	22	345	57	59	(121)	750

Balance, March 31, 2014	$3,971	$2,129	$2,318	$867	$5,356	$286	$615	$228	$15,770

The following table details the roll-forward of the Corporation’s Allowance for the three months ended March 31, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2012	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425
Charge-offs	—	(60)	—	(170)	(535)	(38)	(27)		(830)
Recoveries	—	—	5	—	4	1	38		48
Provision for loan and lease losses	199	233	(200)	202	331	59	21	(41)	804

Balance, March 31, 2013	$4,106	$2,030	$1,829	$1,051	$4,437	$211	$525	$258	$14,447

The following table details the allocation of the Allowance by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2014 and December 31, 2013:

(dollars in thousands) As of March 31, 2014	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$106	$621	$—	$761	$46	$—	$—	$1,534
Collectively evaluated for impairment	3,971	2,023	1,697	867	4,595	240	615	228	14,236
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—

Total	$3,971	$2,129	$2,318	$867	$5,356	$286	$615	$228	$15,770

As of December 31, 2013
Allowance on loans and leases:
Individually evaluated for impairment	$—	$121	$814	$—	$532	$52	$—	$—	$1,519
Collectively evaluated for impairment	3,797	2,083	1,632	845	4,479	207	604	349	13,996
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—

Total	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2014 and December 31, 2013:

(dollars in thousands) As of March 31, 2014	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$228	$1,094	$9,420	$1,130	$4,698	$46	$—	$16,616
Collectively evaluated for impairment	631,586	185,169	292,077	42,924	329,270	18,058	40,988	1,540,072
Purchased credit-impaired(1)	8,760	14	35	6	327	—	—	9,142

Total	$640,574	$186,277	$301,532	$44,060	$334,295	$18,104	$40,988	$1,565,830

As of December 31, 2013
Carrying value of loans and leases:
Individually evaluated for impairment	$236	$1,428	$9,860	$1,172	$4,758	$52	$—	$17,506
Collectively evaluated for impairment	616,077	188,128	290,345	44,715	323,384	16,874	40,276	1,519,799
Purchased credit-impaired(1)	9,028	15	38	482	317	—	—	9,880

Total	$625,341	$189,571	$300,243	$46,369	$328,459	$16,926	$40,276	$1,547,185

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2014 and December 31, 2013:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Pass	$635,507	$620,227	$42,145	$43,812	$326,360	$320,211	$1,004,012	$984,250
Special Mention	2,795	2,793	—	—	587	387	3,382	3,180
Substandard	2,272	2,321	1,915	2,557	7,348	7,861	11,535	12,739

Total	$640,574	$625,341	$44,060	$46,369	$334,295	$328,459	$1,018,929	$1,000,169

	Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Performing	$297,604	$295,866	$185,417	$188,309	$18,091	$16,906	$40,969	$40,252	$542,081	$541,333
Non-performing	3,928	4,377	860	1,262	13	20	19	24	4,820	5,683

Total	$301,532	$300,243	$186,277	$189,571	$18,104	$16,926	$40,988	$40,276	$546,901	$547,016

G. Troubled Debt Restructurings (“TDRs”):

The restructuring of a loan is considered a troubled debt restructuring if both of the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the creditor has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan, and (e) for leases, a reduced lease payment. A less common concession granted is the forgiveness of a portion of the principal.

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	March 31, 2014	December 31, 2013
TDRs included in nonperforming loans and leases	$2,698	$1,699
TDRs in compliance with modified terms	6,667	7,277

Total TDRs	$9,365	$8,976

The following table presents information regarding loan and lease modifications categorized as TDRs for the three months ended March 31, 2014:

	For the Three Months Ended March 31, 2014
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	2	$392	$394
Home equity lines and loans	1	70	70

Total	3	$462	$464

The following table presents information regarding the types of loan and lease modifications made for the three months ended March 31, 2014:

	Number of Contracts for the Three Months Ended March 31, 2014
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential mortgage	—	—	2	—	—	—
Home equity lines and loans	—	1	—	—	—	—

Total	—	1	2	—	—	—

During the three months ended March 31, 2014, there were no defaults of loans or leases that had been previously modified to troubled debt restructuring.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands) As of or for the three months ended March 31, 2014	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related Allowance:
Home equity lines and loans	$230	$233	$106	$252	$2	$—
Residential mortgage	4,662	4,661	621	4715	31	—
Commercial and industrial	3,987	4,272	761	4,351	4	—
Consumer	46	46	46	47	—	—

Total	$8,925	$9,212	$1,534	$9,365	$37	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$228	$230	$—	$275	$—	$—
Home equity lines and loans	864	874	—	947	1	—
Residential mortgage	4,758	5,073	—	5,336	35	—
Construction	1,130	2,092	—	2,053	4	—
Commercial and industrial	711	716	—	725	1	—

Total	$7,691	$8,985	$—	$9,336	$41	$—

Grand total	$16,616	$18,197	$1,534	$18,701	$78	$—

(1)	The table above does not include the recorded investment of $50 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands) As of or for the three months ended March 31, 2013	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related Allowance:
Home equity lines and loans	$1,442	$1,491	$298	$1,508	$7	$—
Residential mortgage	4,785	4,775	460	4,794	32	—
Construction	2,472	2,482	550	2,896	—	—
Commercial and industrial	1,790	1,814	643	1,831	7	—
Consumer	11	12	12	14	—	—

Total	$10,500	$10,574	$1,963	$11,043	$46	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$532	$548	$—	$573	$—	$—
Home equity lines and loans	1,349	1,360	—	1,449	1	—
Residential mortgage	4,398	4,451	—	4,711	35	—
Construction	753	757	—	926	10	—
Commercial and industrial	1,664	1,661	—	2,246	—	—

Total	$8,696	$8,777	$—	$9,905	$46	$—

Grand total	$19,196	$19,351	$1,963	$20,948	$92	$—

(1)	The table above does not include the recorded investment of $119 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands) As of December 31, 2013	Recorded Investment(2)	Principal Balance	Related Allowance
Impaired loans with related allowance:
Home equity lines and loans	$277	$279	$121
Residential mortgage	5,297	5,312	814
Commercial and industrial	2,985	3,100	532
Consumer	52	54	52

Total	8,611	8,745	1,519

Impaired loans(1),(3) without related allowance:
Commercial mortgage	236	237	—
Home equity lines and loans	1,151	1,159	—
Residential mortgage	4,563	4,911	—
Construction	1,172	2,134	—
Commercial and industrial	1,773	1,954	—

Total	8,895	10,395	—

Grand total	$17,506	$19,140	$1,519

(1)	The table above does not include the recorded investment of $63 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

Note 5 - Deposits

The following table details the components of deposits:

(dollars in thousands)	March 31, 2014	December 31, 2013

Savings accounts	$141,979	$135,240
Interest-bearing checking accounts	269,409	266,787
Market-rate accounts	556,076	544,310
Wholesale non-maturity deposits	42,704	42,936
Wholesale time deposits	34,104	34,640
Time deposits	130,983	140,794

Total interest-bearing deposits	1,175,255	1,164,707
Non-interest-bearing deposits	404,340	426,640

Total deposits	$1,579,595	$1,591,347

Note 6 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013
Overnight fed funds	$—	$—
Short-term FHLB advances	—	—
Repurchase agreements	10,739	10,891

Total short-term borrowings	$10,739	$10,891

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Balance at period-end	$10,739	$38,362
Maximum amount outstanding at any month-end	12,521	38,362
Average balance outstanding during the period	13,090	11,978
Weighted-average interest rate:
As of period-end	0.10%	0.28%
Paid during the period	0.10%	0.12%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	March 31, 2014	December 31, 2013
Within one year	$13,931	$3,917
Over one year through five years	195,709	196,727
Over five years through ten years	5,000	5,000

Total	$214,640	$205,644

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted Average Rate	Interest Rate		Balance
Description	From	To		From	To	March 31, 2014	December 31, 2013
Fixed amortizing	04/09/15	04/09/15	3.57%	3.57%	3.57%	$1,715	$2,102
Adjustable amortizing	12/31/16	12/31/16	3.25%	3.25%	3.25%	6,463	7,050
Bullet maturity – fixed rate	03/23/15	05/28/19	1.41%	0.58%	4.12%	150,000	140,000
Bullet maturity – variable rate	06/25/15	11/28/17	0.46%	0.46%	0.46%	35,000	35,000
Convertible-fixed(2)	01/03/18	08/20/18	2.47%	2.21%	2.62%	21,462	21,492

Total						$214,640	$205,644

(1)	Maturity range refers to March 31, 2014 balances
(2)	FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of March 31, 2014, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2014. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of March 31, 2014 the Corporation had a maximum borrowing capacity with the FHLB of approximately $852.2 million, of which the unused capacity was $629.5 million. In addition, there were unused capacities of $64.0 million in overnight federal funds line, $79.2 million of Federal Reserve Discount Window borrowings and $3.0 million in a revolving line of credit from a correspondent bank as of March 31, 2014. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $11.9 million at March 31, 2014, and $11.7 million at December 31, 2013. The carrying amount of the FHLB capital stock approximates its redemption value.

Note 7 - Derivatives and Hedging Activities

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

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of March 31, 2014:

(dollars in thousands)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	3.187%	2.376%	$792

As of December 31, 2013:

(dollars in thousands)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	3.597%	2.376%	$1,142

For both three month periods ended March 31, 2014 and 2013, there were no reclassifications of the interest-rate swap’s fair value from other comprehensive income to earnings.

Note 8 – Stock-Based Compensation

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

The following table provides information about options outstanding for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2013	591,086	$20.73	$4.70
Granted	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(5,890)	$17.39	$4.47

Options outstanding, March 31, 2014	585,196	$20.77	$4.70

The following table provides information about unvested options for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, December 31, 2013	30,146	$18.27	$4.42
Granted	—	$—	$—
Vested	—	$—	$—
Forfeited	—	$—	$—

Unvested options, March 31, 2014	30,146	$18.27	$4.42

For the three months ended March 31, 2014, the Corporation recognized $25 thousand of expense related to stock options. As of March 31, 2014, the total not-yet-recognized compensation expense of unvested stock options was $39 thousand. This expense will be recognized over a weighted average period of 0.4 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 are detailed below:

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Proceeds from exercise of stock options	$103	$1,230
Related tax benefit recognized	22	117

Net proceeds of options exercised	$125	$1,347

Intrinsic value of options exercised	$67	$334

The following table provides information about options outstanding and exercisable at March 31, 2014:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	585,196	555,050
Weighted average exercise price	$20.77	$20.90
Aggregate intrinsic value	$4,659	$4,344
Weighted average contractual term in years	3.0	2.9

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

For the three months ended March 31, 2014, the Corporation recognized $82 thousand of expense related to the Corporation’s RSAs. As of March 31, 2014, there was $394 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 1.5 years.

The following table details the unvested RSAs for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	54,156	$19.36
Granted	—	—
Vested	(12,656)	$17.50
Forfeited	—	—

Ending balance	41,500	$19.93

The compensation expense for PSAs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three months ended March 31, 2014, the Corporation recognized $200 thousand of expense related to the PSAs. As of March 31, 2014, there was $1.3 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.0 years.

The following table details the unvested PSAs for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	204,980	$11.90
Granted	—	—
Vested	—	—
Forfeited	—	—

Ending balance	204,980	$11.90

Note 9 - Pension and Other Post-Retirement Benefit Plans

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

On April 1, 2008, the Corporation added SERP II, a non-qualified defined-benefit plan which was restricted to certain senior officers of the Corporation. Effective January 1, 2013, the Corporation curtailed SERP II, as further increases to the defined-benefit amounts to over 20% of the participants have been frozen. As a result of the curtailment, the Corporation recorded a $570 thousand gain for the three months ended March 31, 2013, which represented the reversal of previous amounts that had been expensed in anticipation of future service of the curtailed participants.

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

The following table provides details of the components of the net periodic benefits cost (benefit) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$18	$18	$—	$—	$—	$—
Interest cost	46	40	410	371	7	7
Expected return on plan assets	—	—	(837)	(745)	—	—
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service costs	3	3	—	—	—	—
Amortization of net loss	11	13	98	431	15	19
Gain on curtailment	—	(570)	—	—	—	—

Net periodic pension cost (benefit)	$78	$(496)	$(329)	$57	$22	$26

QDBP: No contributions to the QDBP were made for the three months ended March 31, 2014.

SERP I and SERP II: The Corporation contributed $37 thousand during the three months ended March 31, 2014, and is expected to contribute an additional $111 thousand to the SERP I and SERP II plans for the remaining nine months of 2014.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

Note 10 - Segment Information

The Corporation aggregates certain of its operations and has identified two segments as follows: Banking and Wealth Management.

The following tables detail segment information for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$18,722	$1	$18,723	$17,408	$1	$17,409
Less: loan loss provision	750	—	750	804	—	804

Net interest income after loan loss provision	17,972	1	17,973	16,604	1	16,605

Other income:
Fees for wealth management services	—	8,913	8,913	—	8,349	8,349
Service charges on deposit accounts	601	—	601	584	—	584
Loan servicing and other fees	446	—	446	451	—	451
Net gain on sale of loans	324	—	324	1,518	—	1,518
Net (loss) gain on sale of available for sale securities	(4)	—	(4)	2	—	2
Net loss on sale of other real estate owned	—	—	—	(52)	—	(52)
BOLI income	81	—	81	113	—	113
Other operating income	734	44	778	782	43	825

Total other income	2,182	8,957	11,139	3,398	8,392	11,790

Other expenses:
Salaries & wages	5,467	2,973	8,440	5,871	2,939	8,810
Employee benefits	1,212	767	1,979	1,577	748	2,325
Occupancy & equipment	1,574	359	1,933	1,374	376	1,750
Amortization of intangible assets	72	565	637	81	580	661
Professional fees	568	25	593	508	67	575
Other operating expenses	4,480	837	5,317	5,137	977	6,114

Total other expenses	13,373	5,526	18,899	14,548	5,687	20,235

Segment profit	6,781	3,432	10,213	5,454	2,706	8,160
Intersegment (revenues) expenses*	(93)	93	—	(152)	152	—

Pre-tax segment profit after eliminations	$6,688	$3,525	$10,213	$5,302	$2,858	$8,160

% of segment pre-tax profit after eliminations	65.5%	34.5%	100.0%	65.0%	35.0%	100.0%

Segment assets (dollars in millions)	$2,020	$40	$2,060	$1,986	$44	$2,030

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	March 31, 2014	December 31, 2013
Assets under management, administration, supervision and brokerage:	$7,362.0	$7,268.3

Note 11 - Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Balance, beginning of period	$4,750	$4,491
Additions	91	385
Amortization	(115)	(212)
Recovery	8	—
Impairment	—	(71)

Balance, end of period	$4,734	$4,593

Fair value	$5,646	$4,914

Loans serviced for others	$618,348	$603,734

As of March 31, 2014 and December 31, 2013, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013
Fair value amount of MSRs	$5,646	$5,733
Weighted average life (in years)	6.2	6.3
Prepayment speeds (constant prepayment rate)*	11.2	11.1
Impact on fair value:
10% adverse change	$(198)	$(206)
20% adverse change	$(389)	$(402)
Discount rate	10.50%	10.50%
Impact on fair value:
10% adverse change	$(224)	$(231)
20% adverse change	$(431)	$(445)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

Note 12 - Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008, First Keystone Financial, Inc. (“FKF”) in July, 2010, the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in May, 2011, Davidson Trust Company (“DTC”) in May, 2012 and the First Bank of Delaware (“FBD”) transaction in November, 2012 are detailed below:

(dollars in thousands)	Balance December 31, 2013	Additions/ Adjustments	Amortization	Balance March 31, 2014	Amortization Period

Goodwill – Wealth segment	$20,412	$—	$—	$20,412	Indefinite
Goodwill – Banking segment	12,431	—	—	12,431	Indefinite

Total	$32,843	$—	$—	$32,843

Core deposit intangible	$1,342	$—	$(72)	$1,270	10 Years
Customer relationships	13,595	—	(309)	13,286	10 to 20 Years
Non-compete agreements	3,218	—	(256)	2,962	5 to 5 1⁄2 Years
Trade name	1,210	—	—	1,210	Indefinite

Total	$19,365	$—	$(637)	$18,728

Grand total	$52,208	$—	$(637)	$51,571

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2013 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three months ended March 31, 2014, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 13 – Accumulated Other Comprehensive Loss

The following table details the components of accumulated other comprehensive (loss) income for the three month periods ended March 31, 2014 and 2013:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)
Net change	1,145	(227)	46	964

Balance, March 31, 2014	$288	$516	$(5,405)	$(4,601)

Balance, December 31, 2012	$3,164	$(24)	$(13,218)	$(10,078)
Net change	(17)	119	1,411	1,513

Balance, March 31, 2013	$3,147	$95	$(11,807)	$(8,565)

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to the consolidated statement of income for the three month periods ended March 31, 2014 and 2013:

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Three Months Ended March 31,
	2014	2013
Net unrealized gain on investment securities available for sale:
Realization of loss (gain) on sale of investment securities available for sale	$4	$(2)	Net (loss) gain on sale of available for sale investment securities
	1	(1)	Less: income tax expense

	$3	$(1)	Net of income tax

Unfunded pension liability:

Amortization of net loss included in net periodic pension costs*	$124	$463	Employee benefits

Amortization of prior service cost included in net periodic pension costs*	3	3	Employee benefits

Amortization of transition obligation included in net periodic pension costs*	—	—	Employee benefits
Gain on curtailment of SERP II	—	(570)	Net gain on curtailment of nonqualified pension plan

	127	(104)	Total before income tax expense
	44	(36)	Less: income tax (expense) benefit

	$83	$(68)	Net of income tax

*	Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pension and Other Post-Retirement Benefit Plans

Note 14 - Shareholders’ Equity

Dividend

During the first quarter of 2014, the Corporation declared and paid a regular quarterly dividend of $0.18 per share. This payment totaled $2.5 million, based on outstanding shares at February 10, 2014 of 13,649,305. On April 30, 2014, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.18 per share payable June 1, 2014 to shareholders of record as of May 13, 2014.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the three months ended March 31, 2014, the Corporation issued 573 shares and raised $16 thousand through the Plan.

Options

In addition to shares issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the three months ended March 31, 2014, 5,890 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $102 thousand.

Note 15 - Accounting for Uncertainty in Income Taxes

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by taxing authorities for years before 2011.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in the three month periods ended March 31, 2014 or 2013. There were no reserves for uncertain income tax positions recorded during the three month periods ended March 31, 2014 or 2013.

Note 16 - Fair Value Measurement

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

U.S. Government agencies are evaluated and priced using multi-dimensional relational models and option-adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage-related securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other available for sale investments are evaluated using a broker-quote based application, including quotes from issuers. The Corporation has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of available for sale investments to enable management to maintain an appropriate system of internal control

The value of the investment portfolio is determined using three broad levels of inputs:

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at March 31, 2014 and December 31, 2013 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring and non-recurring basis as of March 31, 2014:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agencies	64.5	—	64.5	—
Obligations of state & political subdivisions	36.0	—	36.0	—
Mortgage-backed securities	114.4	—	114.4	—
Collateralized mortgage obligations	42.0	—	42.0	—
Mutual funds	17.2	17.2	—	—
Other debt securities	1.9	—	1.9	—

Total assets measured on a recurring basis at fair value	$276.1	$17.3	$258.8	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.6	$—	$—	$5.6
Impaired loans and leases	15.1	—	—	15.1
Other real estate owned (“OREO”)	1.0	—	—	1.0

Total assets measured on a non-recurring basis at fair value	$21.7	$—	$—	$21.7

Fair value of assets measured on a recurring and non-recurring basis as of December 31, 2013:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agencies	69.5	—	69.5	—
Obligations of state & political subdivisions	37.0	—	37.0	—
Mortgage-backed securities	119.4	—	119.4	—
Collateralized mortgage obligations	44.2	—	44.2	—
Mutual funds	17.1	17.1	—	—
Other debt securities	1.9	—	1.9	—

Total assets measured on a recurring basis at fair value	$289.2	$17.2	$272.0	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$4.9	$—	$—	$4.9
Impaired loans and leases	16.1	—	—	16.1
OREO	0.9	—	—	0.9

Total assets measured on a non-recurring basis at fair value	$21.9	$—	$—	$21.9

During the three months ended March 31, 2014, net increases of $33 thousand were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three months ended March 31, 2014.

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

Note 17 - Fair Value of Financial Instruments

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

Investment Securities

Estimated fair values for investment securities are generally valued by an independent third party based on market data, utilizing pricing models that vary by asset and incorporate available trade, bid and other market information. Management reviews, annually, the process utilized by its independent third-party valuation experts. On a quarterly basis, Management tests the validity of the prices provided by the third party by selecting a representative sample of the portfolio and obtaining actual trade results, or if actual trade results are not available, competitive broker pricing. See Note 3 of the Notes to Consolidated Financial Statements for more information.

Loans Held for Sale

The fair value of loans held for sale is based on pricing obtained from secondary markets.

Net Portfolio Loans and Leases

For variable-rate loans that re-price frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain mortgage loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and is indicative of an entry price. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Bank or the appraised market value of the underlying collateral, as determined by independent third party appraisers. This technique does not reflect an exit price.

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

Long-term FHLB Advances and Other Borrowings

The fair value of long-term FHLB advances (with original maturities of greater than one year) and other borrowings, which include a $6.5 million term loan, is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of March 31, 2014		As of December 31 2013
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$73,944	$73,944	$81,071	$81,071
Investment securities, available for sale	See Note 16	272,599	272,599	285,808	285,808
Investment securities, trading	Level 2	3,517	3,517	3,437	3,437
Loans held for sale	Level 2	1,340	1,340	1,350	1,350
Net portfolio loans and leases	Level 3	1,550,060	1,569,296	1,531,670	1,534,631
Mortgage servicing rights	Level 3	4,734	5,646	4,750	5,733
Other assets	Level 3	21,990	21,990	21,819	21,819

Total financial assets		$1,928,184	$1,948,332	$1,929,905	$1,933,849

Financial liabilities:
Deposits	Level 2	$1,579,595	$1,579,311	$1,591,347	$1,591,215
Short-term borrowings	Level 2	10,739	10,739	10,891	10,891
Long-term FHLB advances and other borrowings	Level 2	214,640	214,298	205,644	205,149
Other liabilities	Level 2	19,365	19,365	23,885	23,885

Total financial liabilities		$1,824,339	$1,823,713	$1,831,767	$1,831,140

*	see Note 16 for a description of fair value hierarchy levels

Note 18 - New Accounting Pronouncements

FASB ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.”

Issued in January 2014, ASU 2014-01 provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Corporation is evaluating the impact of the adoption of this guidance and it is not expected to have a significant impact on the presentation of the Corporation’s consolidated financial statements.

FASB ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”

Issued in January 2014, ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 will be a change in presentation only, for the newly required disclosures, and is not expected to have a significant impact to the Corporation’s consolidated financial statements.

FASB ASU 2014-06, “Technical Corrections and Improvements Related to Glossary Terms.”

Issued in March 2014, ASU 2014-06 clarifies the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, or make minor improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities. Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms appearing in the Master Glossary. The amendments in this update do not have transition guidance and will be effective upon issuance for both public entities and nonpublic entities. The amendments in this update are not expected to result in substantive changes to the application of existing guidance. Additionally, the amendments are not expected to create any new differences between U.S. GAAP and IFRS. The Corporation adopted the provisions of this guidance during the three months ended March 31, 2014 and noted no impact to the consolidated financial statements related to this guidance.

FASB ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).”

Issued in April 2014, ASU 2014-08, changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) The component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. (2) The component of an entity or group of components of an entity is disposed of by sale. (3) The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). Examples of a strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in this update also require expanded disclosures for discontinued operations. The amendments in this update affect an entity that has either of the following: (1) A component of an entity that either is disposed of or meets the criteria in paragraph 205-20-45-1E to be classified as held for sale; or (2) A business or nonprofit activity that, on acquisition, meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. A public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market should apply the amendments in this update prospectively to both of the following: (1) All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; (2) All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. An entity should not apply the amendments in this update to a component of an entity, or a business or nonprofit activity that is classified as held for sale before the effective date even if the component of an entity, or business or nonprofit activity, is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Corporation does not anticipate a significant impact on its consolidated financial statements related to this guidance.

Note 19 – Subsequent Events

As announced on May 5, 2014, the Corporation and Continental Bank Holdings, Inc. (“CBH”), the parent company of Continental Bank (“CB”), entered into an Agreement and Plan of Merger pursuant to which CBH will merge with and into the Corporation (the “Merger”). Concurrent with the Merger, it is expected that CB will merge with and into the Bryn Mawr Trust Company. The aggregate value of the transaction is approximately $109 million and is subject to customary closing conditions including the receipt of regulatory approvals and shareholder approval from both the Corporation and CBH shareholders. The Merger is expected to close late in the fourth quarter of 2014.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, the Corporation is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. However, there are uncertainties inherent in making these estimates and actual results could differ from these estimates. The Corporation has identified certain areas that require estimates and assumptions, which include the allowance for loan and lease losses (the “Allowance”), the valuation of goodwill and intangible assets, the fair value of investment securities, valuation of mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation.

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2013 Annual Report on Form 10-K.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2014, as compared to the same periods in 2013, and the changes in its financial condition as of March 31, 2014 as compared to December 31, 2013. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results

•	Net income for the three months ended March 31, 2014 was $6.7 million, an increase of $1.4 million as compared to net income of $5.3 million for the same period in 2013. Diluted earnings per share of $0.49 for the three months ended March 31, 2014 was a $0.09 increase from the same period in 2013.

•	Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended March 31, 2014 were 11.71% and 1.32%, respectively, as compared to ROE and ROA of 10.56% and 1.08%, respectively, for the same period in 2013.

•	Tax-equivalent net interest income increased $1.3 million, or 7.6%, to $18.8 million for the three months ended March 31, 2014, as compared to $17.5 million for the same period in 2013.

•	The provision for loan and lease losses (the “Provision”) for the three months ended March 31, 2014 was $750 thousand, a decrease of $54 thousand, or 6.7%, from the $804 thousand recorded for the same period in 2013.

•	Non-interest income of $11.1 million for the three months ended March 31, 2014 decreased $651 thousand, or 5.5%, as compared to $11.8 million for the same period in 2013.

•	Included in non-interest income, fees for Wealth Management services of $8.9 million for the three months ended March 31, 2014 increased $564 thousand, or 6.8%, as compared to $8.3 million for the same period in 2013.

•	Non-interest expense of $18.9 million for the three months ended March 31, 2014 decreased $1.3 million, or 6.6%, as compared to $20.2 million for the same period in 2013.

Changes in Financial Condition

•	Total assets of $2.06 billion as of March 31, 2014 remained relatively unchanged from December 31, 2013.

•	Shareholders’ equity of $235.5 million as of March 31, 2014 increased $5.6 million from $229.9 million as of December 31, 2013.

•	Total portfolio loans and leases as of March 31, 2014 were $1.57 billion, an increase of $18.6 million from the December 31, 2013 balance.

•	Total non-performing loans and leases of $10.2 million represented 0.65% of portfolio loans and leases as of March 31, 2014 as compared to $10.5 million, or 0.68% of portfolio loans and leases as of December 31, 2013.

•	The $15.8 million Allowance, as of March 31, 2014, represented 1.01% of portfolio loans and leases, an increase of $255 thousand from December 31, 2013.

•	Total deposits of $1.58 billion as of March 31, 2014 decreased $11.8 million, or 0.7%, from $1.59 billion as of December 31, 2013.

•	Wealth Management assets under management, administration, supervision and brokerage as of March 31, 2014 were $7.36 billion, an increase of $93.7 million from December 31, 2013.

Other Recent Developments

•	As announced on May 5, 2014, the Corporation and Continental Bank Holdings, Inc. (“CBH”), the parent company of Continental Bank (“CB”), entered into an Agreement and Plan of Merger pursuant to which CBH will merge with and into the Corporation (the “Merger”). Concurrent with the Merger, it is expected that CB will merge with and into the Bank. The aggregate value of the transaction is approximately $109 million and is subject to customary closing conditions including the receipt of regulatory approvals and shareholder approval from both the Corporation and CBH shareholders. The Merger is expected to close late in the fourth quarter of 2014.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2014 and 2013 are shown in the table below:

	Three Months Ended March 31,
	2014	2013
Annualized return on average equity	11.71%	10.56%
Annualized return on average assets	1.32%	1.08%
Efficiency ratio *	63.3%	69.3%
Tax equivalent net interest margin	4.02%	3.85%
Diluted earnings per share	$0.49	$0.40
Dividend per share	$0.18	$0.17

*	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

The following table presents certain key period-end balances and ratios as of March 31, 2014 and December 31, 2013:

(dollars in millions, except per share amounts)	March 31, 2014	December 31, 2013
Book value per share	$17.24	$16.84
Tangible book value per share	$13.47	$13.02
Allowance as a percentage of loans and leases	1.01%	1.00%
Tier I capital to risk weighted assets	11.71%	11.57%
Tangible common equity ratio	9.23%	8.92%
Loan to deposit ratio	99.2%	97.3%
Wealth assets under management, administration, supervision and brokerage	$7,362.0	$7,268.3
Portfolio loans and leases	$1,565.8	$1,547.2
Total assets	$2,059.8	$2,061.7
Shareholders’ equity	$235.5	$229.9

The following sections discuss, in detail, the Corporation’s results of operations for the three months ended March 31, 2014, as compared to the same period in 2013, and the changes in its financial condition as of March 31, 2014 as compared to December 31, 2013.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three month periods ended March 31, 2014 and 2013, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rate paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income of $18.8 million for the three months ended March 31, 2014 increased $1.3 million, as compared to the same period in 2013. The increase in net interest income between the periods was related to a $56.5 million increase in average interest-earning assets which was partially offset by a $6.3 million increase in average interest-bearing liabilities. The increase in average interest-earning assets was comprised of a $146.0 million increase in average loans, partially offset by a $41.7 million decrease in average available for sale investment securities. Although the tax-equivalent yield earned on loans declined by 16 basis points between the periods, the tax-equivalent yield earned on available for sale securities increased by 35 basis points. In addition, average interest-bearing deposits with other banks declined by $58.5 million, as the cash was utilized to fund the loan growth.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended March 31,
	2014			2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$67,809	$37	0.22%	$117,372	$69	0.24%
Investment securities - available for sale:
Taxable	245,006	972	1.61%	289,097	889	1.25%
Non-taxable(3)	36,566	153	1.70%	34,150	125	1.48%

Total investment securities - available for sale	281,572	1,125	1.62%	323,247	1,014	1.27%
Investment securities - trading	3,438	7	0.83%	1,695	16	3.83%
Loans and leases(1)(2)(3)	1,549,665	19,107	5.00%	1,403,683	17,854	5.16%

Total interest-earning assets	1,902,484	20,276	4.32%	1,845,997	18,953	4.16%
Cash and due from banks	12,302			13,287
Allowance for loan and lease losses	(15,761)			(14,693)
Other assets	154,311			149,963

Total assets	$2,053,336			$1,994,554

Liabilities:
Savings, NOW, and market rate accounts	$946,532	405	0.17%	$975,464	479	0.20%
Wholesale non-maturity deposits	41,828	29	0.28%	38,683	35	0.37%
Wholesale time deposits	35,133	85	0.98%	11,495	19	0.67%
Time deposits	134,574	170	0.51%	190,937	242	0.51%

Total interest-bearing deposits	1,158,067	689	0.24%	1,216,579	775	0.26%

Short-term borrowings	13,090	3	0.09%	11,978	4	0.14%
Long-term FHLB advances and other borrowings	212,405	746	1.42%	148,699	667	1.82%

Total borrowings	225,495	749	1.35%	160,677	671	1.69%

Total interest-bearing liabilities	1,383,562	1,438	0.42%	1,377,256	1,446	0.43%
Non-interest-bearing deposits	415,514			386,881
Other liabilities	22,546			26,123

Total non-interest-bearing liabilities	438,060			413,004

Total liabilities	1,821,622			1,790,260
Shareholders’ equity	231,714			204,294

Total liabilities and shareholders’ equity	$2,053,336			$1,994,554

Net interest spread			3.90%			3.73%
Effect of non-interest-bearing liabilities			0.12%			0.12%

Tax equivalent net interest income and margin on earning assets(3)		$18,838	4.02%		$17,507	3.85%

Tax-equivalent adjustment(3)		$115	0.03%		$98	0.03%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax equivalent basis*)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2014 as compared to the same period in 2013, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2014 Compared to 2013 Three Months Ended March 31
	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$(29)	$(3)	$(32)
Investment securities	(110)	212	102
Loans and leases	1,862	(609)	1,253

Total interest income	$1,723	(400)	$1,323

Interest expense:
Savings, NOW and market rate accounts	$(12)	$(62)	$(74)
Wholesale non-maturity deposits	3	47	50
Time deposits	(72)	—	(72)
Wholesale time deposits	39	(29)	10
Borrowed funds**	286	(208)	78

Total interest expense	244	(252)	(8)

Interest differential	$1,479	$(148)	$1,331

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include short-term borrowings and long-term Federal Home Loan Bank (“FHLB”) advances and other borrowings.

Tax Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin increased 17 basis points to 4.02% for the three months ended March 31, 2014, from 3.85% for the same period in 2013. Average interest-earning assets increased $56.5 million, while average interest-bearing liabilities increased by $6.3 million. A significant portion of the increase in average interest-earning assets between periods was a $146.0 million increase in average loans. This loan increase was partially offset by decreases of $49.6 million in average interest-earning deposits with other banks, as well as a $41.7 million decrease in average available for sale investment securities. The yield on loans for the three months ended March 31, 2014 declined by 16 basis points from the same period in 2013. However, this reduction was offset by a 35 basis point increase in yield on available for sale investment securities between the periods, as rising interest rates significantly reduced prepayments associated with mortgage-related securities.

The tax equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Net Interest Margin
1st Quarter 2014	4.32%	0.42%	3.90%	0.12%	4.02%
4th Quarter 2013	4.33%	0.40%	3.93%	0.10%	4.03%
3rd Quarter 2013	4.33%	0.38%	3.95%	0.10%	4.05%
2nd Quarter 2013	4.27%	0.39%	3.88%	0.10%	3.98%
1st Quarter 2013	4.16%	0.43%	3.73%	0.12%	3.85%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, Charity Deposits Corporation (“CDC”), Insured Cash Sweep (“ICS”) and Pennsylvania Local Government Investment Trust (“PLGIT”).

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After March 31, 2014		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2013
	Amount	Percentage	Amount	Percentage
+300 basis points	$2,000	2.68%	$6,289	8.19%
+200 basis points	$719	0.96%	$3,537	4.61%
+100 basis points	$(224)	(0.30)%	$1,146	1.49%
-100 basis points	$(1,785)	(2.39)%	$(1,868)	(2.43)%

The above interest rate simulation suggests that the Corporation’s balance sheet is slightly liability sensitive as of March 31, 2014 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a negative impact on net interest income over the next 12 months. However, the +100 basis point scenario is directionally inconsistent with the other rate increase and rate decrease scenarios. The primary reason for this inconsistency is related to the Corporation’s internal prime rate floor, which is set at 3.99%, or 74 basis points above the Wall Street Journal Prime Rate of 3.25%. The effect of this rate floor is to lessen the impact of the initial 100 basis point increase, as it only results in a 26 basis point increase on the Corporation’s prime rate-indexed loans. As the other rate increase and decrease scenarios demonstrate, the Corporation’s balance sheet is asset sensitive. It should be noted, however, that the balance sheet is less asset sensitive as of March 31, 2014 than it was as of December 31, 2013. This change in sensitivity is primarily related to a revision in the assumptions used for determining interest rate increases on non-maturity deposits in a rising-rate environment. The ALCO reviewed the model’s assumptions during the first quarter of 2014 and determined that a more aggressive approach to adjusting deposit rates in rising-rate scenarios was appropriate, as the ongoing low-rate environment may have impacted customer behavior by heightening their sensitivity to rising rates.

The interest rate simulation is an estimate based on assumptions, which are derived from past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic environment and the current extended period of very low interest rates, the reliability of the Corporation’s assumptions in the interest rate simulation model is more uncertain than in other periods. Actual customer behavior may be significantly different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income.

Gap Analysis

The interest sensitivity, or gap analysis, shows interest rate risk by identifying re-pricing gaps in the Corporation’s balance sheet. All assets and liabilities are categorized in the following table according to their behavioral sensitivity, which is usually the earliest of either: re-pricing, maturity, contractual amortization, prepayments or likely call dates. Non-maturity deposits, such as NOW, savings and money market accounts are spread over various time periods based on the expected sensitivity of these rates considering liquidity and the investment preferences of the Corporation. Non-rate-sensitive assets and liabilities are placed in a separate period. Capital is spread over time periods to reflect the Corporation’s view of the maturity of these funds.

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of March 31, 2014:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$59.2	$—	$—	$—	$—	$59.2
Investment securities – available for sale	43.7	59.7	118.7	50.5	—	272.6
Investment securities – trading	3.5	—	—	—	—	3.5
Loans and leases(1)	463.3	190.3	671.1	242.5	—	1,567.2
Allowance for loan and lease losses	—	—	—	—	(15.8)	(15.8)
Cash and due from banks	—	—	—	—	14.7	14.7
Other assets	—	—	—	—	158.4	158.4

Total assets	$569.7	$250.0	$789.8	$293.0	$157.3	$2,059.8

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$25.4	$76.2	$110.6	$192.1	$—	$404.3
Savings, NOW and market rate	68.3	204.9	474.6	219.6	—	967.4
Time deposits	37.1	63.2	30.7	—	—	131.0
Wholesale non-maturity deposits	42.7	—	—	—	—	42.7
Wholesale time deposits	2.6	0.4	31.1	—	—	34.1
Short-term borrowings	10.7	—	—	—	—	10.7
Long-term FHLB advances and other borrowings	41.9	11.2	156.1	5.4	—	214.6
Other liabilities	—	—	—	—	19.5	19.5
Shareholders’ equity	8.4	25.2	134.6	67.3	—	235.5

Total liabilities and shareholders’ equity	$237.1	$381.1	$937.7	$484.4	$19.5	$2,059.8

Interest-earning assets	$569.7	$250.0	$789.8	$293.0	$—	$1,902.5
Interest-bearing liabilities	203.3	279.7	692.5	225.0	—	1,400.5

Difference between interest-earning assets and interest-bearing liabilities	$366.4	$(29.7)	$97.3	$68.0	$—	$502.0

Cumulative difference between interest earning assets and interest-bearing liabilities	$366.4	$336.7	$434.0	$502.0	$—	$502.0

Cumulative earning assets as a % of cumulative interest bearing liabilities	280%	170%	137%	136%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset-sensitive in the immediate to 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Conversely, if rates decline, net interest income may decline. It should be noted that the gap analysis is one tool used to measure interest rate sensitivity and must be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at December 31, 2013.

PROVISION FOR LOAN AND LEASE LOSSES

For a general discussion of the allowance for loan and lease losses, and our policies related thereto, refer to page 41 of the Corporation’s 2013 Annual Report on Form 10-K.

Asset Quality and Analysis of Credit Risk

As of March 31, 2014, total non-performing loans and leases decreased by $294 thousand, to $10.2 million, representing 0.65% of portfolio loans and leases, as compared to $10.5 million, or 0.68% of portfolio loans and leases as of December 31, 2013. The decrease was comprised of a $450 thousand decrease in nonperforming residential mortgage loans, a $402 decrease in nonperforming home equity lines and loans, and a $227 thousand decrease in nonperforming construction loans. These improvements were offset by an $804 thousand increase in nonperforming commercial and industrial loans. The decrease in the home equity lines and loans was primarily related to the pay-off of a $369 thousand loan, while the improvement in the residential mortgage segment included the pay-off of a $260 thousand loan and the foreclosure of a $205 thousand loan which was taken into other real estate owned. The increase in nonperforming commercial and industrial loans was largely related to the addition of an $844 thousand loan, which is currently in a probationary period of performance and will be placed on performing status once it has performed satisfactorily for six months.

The Provision for the three months ended March 31, 2014 and 2013 was $750 thousand and $804 thousand, respectively. The slight decrease in Provision between periods was the result of the quarterly evaluation of the segments of the loan and lease portfolio as of March 31, 2014, and application of the Allowance methodology referenced above.

As of March 31, 2014, the Allowance of $15.8 million represented 1.01% of portfolio loans and leases, a slight increase from the 1.00% as of December 31, 2013.

As of March 31, 2014, the Corporation had OREO valued at $1.0 million, as compared to $855 thousand as of December 31, 2013. The balance as of March 31, 2014 was comprised of four residential properties, a parcel of undeveloped land and one commercial property. All properties are recorded at the lower of cost or fair value less cost to sell. During the three months ended March 31, 2014, there were no sales of OREO properties.

As of March 31, 2014, the Corporation had $9.4 million of TDRs, of which $6.7 million were in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2013, the Corporation had $9.0 million of TDRs, of which $7.3 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of March 31, 2014, the Corporation had $17.6 million of impaired loans and leases which included $9.4 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2013 totaled $19.5 million, which included $9.0 million of TDRs. Refer to Note 5H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	March 31, 2014	December 31, 2013
Non-Performing Assets:
Non-accrual loans and leases	$10,236	$10,530
Other real estate owned	1,040	855

Total non-performing assets	$11,276	$11,385

Troubled Debt Restructures (“TDRs”):
TDRs included in non-performing loans	$2,698	$1,699
TDRs in compliance with modified terms	6,667	7,277

Total TDRs	$9,365	$8,976

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	154.1%	147.3%
Non-performing loans and leases to total portfolio loans and leases	0.65%	0.68%
Allowance for loan and lease losses to total portfolio loans and leases	1.01%	1.00%
Non-performing assets to total assets	0.55%	0.55%
Total portfolio loans and leases	$1,565,830	$1,547,185
Allowance for loan and lease losses	$15,770	$15,515

NON-INTEREST INCOME

Three Months Ended March 31, 2014 Compared to the Same Period in 2013

Non-interest income for the three months ended March 31, 2014 was $11.1 million, a decrease of $651 thousand from the same period in 2013. The decrease was largely related to the $1.2 million, or 78.7%, decline in gain on sale of residential mortgage loans between periods. During the three months ended March 31, 2014, the volume of residential mortgage loans sold to the secondary market continued to decline, with residential mortgages sold totaling $9.2 million, as compared to $51.6 million during the same period in 2013, an 82.1% decrease. This marked decline was a direct result of rising interest rates curtailing mortgage refinancing activity. Partially offsetting this decrease in non-interest income was a $564 thousand increase in revenue from wealth management services for the three months ended March 31, 2014 as compared to the same period in 2013. Wealth Management Division assets under management, administration, supervision and brokerage as of March 31, 2014 were $7.4 billion, an increase of $374 million, or 5.4%, from March 31, 2013. The increase was driven by organic growth related to strategic initiatives within the division, along with market appreciation and other new business between the dates.

The following table presents supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended March 31,
(dollars in millions)	2014	2013
Residential loans held in portfolio	$301.5	$284.8
Mortgage originations	$17.9	$65.1
Mortgage loans sold:
Servicing retained	$9.1	$51.4
Servicing released	0.1	0.2

Total mortgage loans sold	$9.2	$51.6

Percent servicing-retained	98.4%	99.6%
Percent servicing-released	1.6%	0.4%
Percent of originated mortgage loans sold	51.6%	79.3%
Loans serviced for others	$618.3	$603.7
Mortgage servicing rights (“MSRs”)	$4.7	$4.6
Net gain on sale of loans	$0.3	$1.5
Loan servicing and other fees	$0.4	$0.4
Amortization of MSRs	$0.1	$0.2
Net impairment of MSRs	$—	$0.1
Yield on loans sold (includes MSR income)	3.51%	2.94%

The following table provides details of other operating income for the three months ended March 31, 2014 and 2013:

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Merchant interchange fees	$213	$190
Commissions and fees	138	39
Safe deposit box rentals	100	96
Insurance commissions	109	120
Other investment income	42	17
Title insurance income	—	150
Rental income	53	54
Miscellaneous other income	123	159

Other operating income	$778	$825

NON-INTEREST EXPENSE

Three Months Ended March 31, 2014 Compared to the Same Period in 2013

Non-interest expense for the three months ended March 31, 2014 decreased $1.3 million, to $18.9 million, as compared to $20.2 million for the same period in 2013. Contributing to this decrease were decreases of $716 thousand in salaries and employee benefits and $450 thousand in due diligence and merger-related expenses between the periods. The reduction in salaries and employee benefits was related to a reduction in incentive-based payments to mortgage originators, consistent with the sharp decline in mortgage sales, as well as a decrease in other performance-based incentives. In addition, employee benefits expense experienced a decrease, as better-than-expected returns on pension assets in 2013 along with an increase in the discount rate used to calculate periodic pension costs helped reduce costs associated with the Corporation’s retirement plans. Due diligence and merger-related costs decreased, as those merger-integration costs associated with the First Bank of Delaware transaction, which closed in November 2012, were not present during the first quarter on 2014. Partially offsetting these cost reductions was a $209 thousand increase in snow removal costs, as well as the absence of the $570 thousand gain on the curtailment of a nonqualified pension plan, which was recognized in the first quarter of 2013.

The following table provides details of other operating expenses for the three months ended March 31, 2014 and 2013:

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Information technology	$649	$781
Loan processing	239	322
Other taxes	380	184
Temporary help and recruiting	188	499
Telephone and data lines	303	419
Travel and entertainment	128	124
Stationary and supplies	105	152
Postage	128	159
Director fees	125	111
Investment portfolio maintenance	96	96
Dues and subscriptions	82	88
Insurance	204	192
Deferred compensation expense	9	165
Outsourced services	108	111
Miscellaneous other expense	609	448

Other operating expense	$3,353	$3,851

INCOME TAXES

Income tax expense for the three months ended March 31, 2014 was $3.5 million as compared to $2.8 million for the same period in 2013, reflecting a slight decrease in the effective tax rate from 34.8% for the first quarter of 2013 to 34.5% for the first quarter of 2014. During the three months ended March 31, 2013, the Corporation recorded $105 thousand of non-tax-deductible merger expenses, which partially accounted for the slightly higher rate for that period.

BALANCE SHEET ANALYSIS

Total assets as of March 31, 2014 of $2.06 billion remained relatively unchanged from December 31, 2013. Available for sale investments decreased $13.2 million, or 4.6%, interest bearing deposits with banks decreased $8.4 million, or 12.4%, total deposits decreased $11.8 million, or 7.4%, and long-term FHLB advances and other borrowings increased $9.0 million, or 4.4%, between the two dates.

Loans and Leases

The table below compares the portfolio loans and leases outstanding at March 31, 2014 to December 31, 2013:

	March 31, 2014		December 31, 2013		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$640,574	40.9%	$625,341	40.4%	$15,233	2.4%
Home equity lines & loans	186,277	11.9%	189,571	12.3%	(3,294)	(1.7)%
Residential mortgage	301,532	19.3%	300,243	19.4%	1,289	0.4%
Construction	44,060	2.8%	46,369	3.0%	(2,309)	(5.0)%
Commercial and industrial	334,295	21.3%	328,459	21.2%	5,836	1.8%
Consumer	18,104	1.2%	16,926	1.1%	1,178	7.0%
Leases	40,988	2.6%	40,276	2.6%	712	1.8%

Total portfolio loans and leases	1,565,830	100.0%	1,547,185	100.0%	18,645	1.2%
Loans held for sale	1,340		1,350		(10)	(0.7)%

Total loans and leases	$1,567,170		$1,548,535		$18,635	1.2%

Overall, portfolio loans and leases increased by $18.6 million, or 1.2%, as of March 31, 2014 as compared to December 31, 2013. As detailed in the table above, the most significant increase was seen in the commercial mortgage, construction, and commercial and industrial segments, while the home equity segment declined.

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

Cash and Investment Securities

As of March 31, 2014, liquidity remained strong as the Corporation had $49.3 million of cash balances at the Federal Reserve and $9.6 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of March 31, 2014 totaled $272.6 million, as compared to $285.8 million as of December 31, 2013, as cash flows from investment maturities were utilized to fund loan originations. The $13.2 million decrease in investment securities available for sale during the three months ended March 31, 2014 was concentrated in the mortgage-related and U.S. Government agency segments of the portfolio, which decreased $7.1 million and $5.1 million, respectively, between March 31, 2014 and December 31, 2013. The Corporation remains focused on investments that provide an attractive yield, have strong credit quality and limit extension risk. However, as the nation’s economic recovery continues to be lukewarm and interest rates remain low, the Corporation does not believe it is prudent to extend the average life of the investment portfolio in order to obtain higher-yielding investments.

Deposits and Borrowings

Deposits and borrowings as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$269,409	17.0%	$266,787	16.8%	$2,622	1.0%
Money market	556,076	35.2%	544,310	34.2%	11,766	2.2%
Savings	141,979	9.0%	135,240	8.5%	6,739	5.0%
Wholesale non-maturity deposits	42,704	2.7%	42,936	2.7%	(232)	(0.5)%
Wholesale time deposits	34,104	2.2%	34,640	2.2%	(536)	(1.5)%
Time deposits	130,983	8.3%	140,794	8.8%	(9,811)	(7.0)%

Interest-bearing deposits	1,175,255	74.4%	1,164,707	73.2%	10,548	0.9%
Non-interest-bearing deposits	404,340	25.6%	426,640	26.8%	(22,300)	(5.2)%

Total deposits	$1,579,595	100.0%	$1,591,347	100.0%	$(11,752)	(0.7)%

	March 31, 2014		December 31, 2013		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$10,739	4.8%	$10,891	5.0%	$(152)	(1.4)%
Long-term FHLB advances and other borrowings	214,640	95.2%	205,644	95.0%	8,996	4.4%

Borrowed funds	$225,379	100.0%	$216,535	100.0%	$8,844	4.1%

Total deposits as of March 31, 2014 decreased $11.8 million from the levels present as of December 31, 2013. As detailed in the table above, the most significant decreases during the first quarter of 2014 were in the retail time deposits and the non-interest-bearing deposit categories. These decreases were partially offset by increases in the money market, savings and interest-bearing checking categories. Despite the 5.2% decline in non-interest-bearing deposits, this category remains strong at 25.6% of deposits as of March 31, 2014.

Long-term FHLB advances and other borrowings increased by $9.0 million during the first quarter of 2014 as the decrease in higher-rate retail time deposits were replaced by long-term FHLB advances.

Capital

Consolidated shareholder’s equity of the Corporation was $235.5 million, or 11.4% of total assets as of March 31, 2014, as compared to $229.9 million, or 11.2% of total assets as of December 31, 2013. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2014 and December 31, 2013:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2014:
Total (Tier II) capital to risk weighted assets
Corporation	$206,116	12.69%	$162,462	10.00%
Bank	204,670	12.63%	162,045	10.00%
Tier I capital to risk weighted assets
Corporation	190,217	11.71%	97,477	6.00%
Bank	188,771	11.65%	97,227	6.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	190,217	9.50%	100,158	5.00%
Bank	188,771	9.43%	100,071	5.00%
Tangible common equity to tangible assets
Corporation	185,616	9.23%
Bank	184,170	9.18%

December 31, 2013:
Total (Tier II) capital to risk weighted assets
Corporation	$200,667	12.55%	$159,924	10.00%
Bank	197,463	12.38%	159,493	10.00%
Tier I capital to risk weighted assets
Corporation	185,022	11.57%	95,954	6.00%
Bank	181,818	11.40%	95,696	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	185,022	9.29%	99,543	5.00%
Bank	181,818	9.14%	99,424	5.00%
Tangible common equity to tangible assets
Corporation	179,457	8.92%
Bank	176,254	8.78%

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. The capital ratios as of March 31, 2014 for both the Bank and the Corporation have improved from their December 31, 2013 levels. These increases were the result of increases in retained earnings, issuance of shares (primarily through the exercise of stock options), and decreases in accumulated other comprehensive losses between the dates. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank. However, the final rules approved by the Federal Reserve on July 2, 2013, related to the Basel III regulatory capital reforms, which are discussed below under the heading, “Regulatory Measures and Pending Legislation,” may have a material effect on liquidity, capital resources or operations of the Corporation.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the three months ended March 31, 2014, the Corporation issued 573 shares and raised $16 thousand through the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of March 31, 2014	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2013	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$629.5	73.9%	$628.4	74.7%	$1.1	0.2%
Federal Reserve Bank of Philadelphia	79.2	100.0%	73.3	100.0%	5.9	8.1%
Fed Funds Lines (six banks)	64.0	100.0%	64.0	100.0%	—	—%
Revolving line of credit with correspondent bank	3.0	100.0%	3.0	100.0%	—	—%

	$775.7	77.7%	$768.7	78.3%	$7.0	0.9%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with CDC to provide up to $5 million, plus interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $5.2 million in balances as of March 31, 2014 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, plus interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $34.5 million in balances as of March 31, 2014 under this program.

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

The Wealth Management segment, as discussed in the Non-Interest Income section of this item, above, recorded a pre-tax segment profit (“PTSP”) of $3.5 million for the three months ended March 31, 2014, as compared to PTSP of $2.9 million for the same period in 2013. The Wealth Management segment provided 34.5% and 35.0% of the Corporation’s pre-tax profit for the three months ended March 31, 2014 and 2013, respectively.

The Banking Segment recorded a PTSP of $6.7 million for the three months ended March 31, 2014, as compared to $5.3 million for the same period in 2013. The Banking segment provided 65.5% and 65.0% of the Corporation’s pre-tax profit for the three months ended March 31, 2014 and 2013, respectively.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2014 were $437.4 million, as compared to $405.3 million at December 31, 2013.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2014 amounted to $23.2 million, as compared to $21.2 million at December 31, 2013.

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

Contractual Cash Obligations of the Corporation as of March 31, 2014:

(dollars in millions)	Total	Within 1 Year	2 –3 Years	4 –5 Years	After 5 Years
Deposits without a stated maturity	$1,414.5	$1,414.5	$—	$—	$—
Wholesale and time deposits	165.1	101.9	41.2	22.0	—
Short-term borrowings	10.7	10.7	—	—	—
Long-term FHLB advances and other borrowings	214.6	13.9	99.2	96.5	5.0
Operating leases	52.0	3.1	6.0	6.0	36.9
Purchase obligations	16.3	4.1	8.0	3.6	0.6
Non-discretionary pension contributions	0.1	0.1	—	—	—

Total	$1,873.3	$1,548.3	$154.4	$128.1	42.5

Other Information

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

See Item 2 – “Management’s Discussion and Analysis of Results of Operations – Interest Rate Summary,” “Summary of Interest Rate Simulation,” and “Gap Analysis” for a discussion of the Corporation’s and Bank’s exposure to market risk since December 31, 2013. For further discussion of quantitative and qualitative disclosures about market risks, please also refer to the Corporation’s 2013 Annual Report on Form 10-K.

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

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None

ITEM 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” included within the 2013 Annual Report and subsequently filed Quarterly Reports on Form 10-Q. The risks described in the 2013 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Cautionary Notice Regarding Forward Looking Statements.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following tables present the shares repurchased by the Corporation during the first quarter of 2014 (1) :

Period	Total Number of Shares Purchased(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2014 – January 31, 2014	6,271	$28.85	—	195,705
February 1, 2014 – February 28, 2014	—	$—	—	195,705
March 1, 2014 – March 31, 2014	—	$—	—	195,705

Total	6,271	$28.85	—	195,705

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	On January 2, 2014, 418 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(3)	On January 10, 2014, 5,853 shares were repurchased and retired to treasury to satisfy statutory tax withholding requirements in connection with the vesting of performance share awards for certain of the Bank’s officers.

As of March 31, 2014, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITE M 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description and References
2.1	Agreement and Plan of Merger, dated as of May 5, 2014, by and between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on May 5, 2014

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1*	Employment Letter Agreement , dated as of April 25, 2014, between the Corporation and Francis J. Leto, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 25, 2014

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, furnished herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, furnished herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, furnished herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, furnished herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, furnished herewith

*	Management contract or compensatory plan arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: May 9, 2014	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
Chief Executive Officer

Date: May 9, 2014	By:	/S/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit No.	Description and References

2.1	Agreement and Plan of Merger, dated as of May 5, 2014, by and between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on May 5, 2014

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1*	Employment Letter Agreement , dated as of April 25, 2014, between the Corporation and Francis J. Leto, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 25, 2014

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, furnished herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, furnished herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, furnished herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, furnished herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, furnished herewith

*	Management contract or compensatory plan arrangement