Form 10-Q
period 2014-06-30
BRYN MAWR BANK CORP
filed 2014-08-08
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities and Exchange Act of 1934.

For Quarter ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2014
Common Stock, par value $1	13,728,436

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets—Unaudited

(dollars in thousands)	(unaudited) June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$17,018	$13,453
Interest bearing deposits with banks	85,946	67,618

Cash and cash equivalents	102,964	81,071
Investment securities available for sale, at fair value (amortized cost of $264,039 and $287,127 as of June 30, 2014 and December 31, 2013 respectively)	266,402	285,808
Investment securities, trading	3,597	3,437
Loans held for sale	1,631	1,350
Portfolio loans and leases	1,615,542	1,547,185
Less: Allowance for loan and lease losses	(15,470)	(15,515)

Net portfolio loans and leases	1,600,072	1,531,670
Premises and equipment, net	32,679	31,796
Accrued interest receivable	5,526	5,728
Deferred income taxes	5,984	8,690
Mortgage servicing rights	4,760	4,750
Bank owned life insurance	20,375	20,220
Federal Home Loan Bank stock	12,775	11,654
Goodwill	32,843	32,843
Intangible assets	18,092	19,365
Other investments	4,507	4,437
Other assets	19,018	18,846

Total assets	$2,131,225	$2,061,665

Liabilities
Deposits:
Non-interest-bearing	$436,739	$426,640
Interest-bearing	1,183,193	1,164,707

Total deposits	1,619,932	1,591,347

Short-term borrowings	13,320	10,891
FHLB advances and other borrowings	233,132	205,644
Accrued interest payable	835	841
Other liabilities	20,635	23,044

Total liabilities	1,887,854	1,831,767

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,670,884 and 16,596,869 shares as of June 30, 2014 and December 31, 2013, respectively, and outstanding of 13,719,337 and 13,650,354 as of June 30, 2014 and December 31, 2013, respectively	16,671	16,597
Paid-in capital in excess of par value	97,967	95,673
Less: Common stock in treasury at cost—2,951,547 and 2,946,515 shares as of June 30, 2014 and December 31, 2013, respectively	(31,017)	(30,764)
Accumulated other comprehensive loss, net of tax benefit	(3,548)	(5,565)
Retained earnings	163,298	153,957

Total shareholders’ equity	243,371	229,898

Total liabilities and shareholders’ equity	$2,131,225	$2,061,665

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income—Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income:
Interest and fees on loans and leases	$19,876	$18,219	$38,918	$36,030
Interest on cash and cash equivalents	44	41	81	110
Interest on investment securities:
Taxable	891	829	1,842	1,687
Non-taxable	101	98	204	182
Dividends	29	30	57	63

Total interest income	20,941	19,217	41,102	38,072

Interest expense on:
Deposits	713	694	1,402	1,469
Short-term borrowings	5	4	8	7
FHLB advances and other borrowings	781	596	1,527	1,264

Total interest expense	1,499	1,294	2,937	2,740

Net interest income	19,442	17,923	38,165	35,332
Provision for loan and lease losses	(100)	1,000	650	1,804

Net interest income after provision for loan and lease losses	19,542	16,923	37,515	33,528
Non-interest income:
Fees for wealth management services	9,499	9,094	18,412	17,443
Service charges on deposits	656	596	1,257	1,180
Loan servicing and other fees	428	448	874	899
Net gain on sale of residential mortgage loans	537	1,492	861	3,010
Net gain on sale of investment securities available for sale	85	—	81	2
Net gain (loss) on sale of other real estate owned (“OREO”)	220	(141)	220	(193)
Bank owned life insurance (“BOLI”) income	74	85	155	198
Other operating income	1,258	1,369	2,036	2,194

Total non-interest income	12,757	12,943	23,896	24,733
Non-interest expenses:
Salaries and wages	9,694	9,086	18,134	17,896
Employee benefits	1,809	2,212	3,788	4,537
Net gain on curtailment of nonqualified pension plan	—	(120)	—	(690)
Occupancy and bank premises	1,683	1,728	3,616	3,478
Furniture, fixtures, and equipment	1,089	1,221	2,072	2,040
Advertising	455	380	794	792
Amortization of mortgage servicing rights	128	218	242	430
Net recovery of mortgage servicing rights	(3)	(91)	(11)	(20)
Amortization of intangible assets	636	660	1,273	1,321
FDIC insurance	242	275	514	533
Due diligence and merger-related expenses	377	688	641	1,402
Early extinguishment of debt—costs and premiums	—	—	—	347
Professional fees	914	664	1,507	1,239
Pennsylvania bank shares tax	412	366	780	530
Other operating expenses	3,190	3,237	6,175	6,924

Total non-interest expenses	20,626	20,524	39,525	40,759
Income before income taxes	11,673	9,342	21,886	17,502
Income tax expense	4,069	3,090	7,593	5,930

Net income	$7,604	$6,252	$14,293	$11,572

Basic earnings per common share	$0.56	$0.47	$1.06	$0.87
Diluted earnings per common share	$0.55	$0.46	$1.03	$0.86
Dividends declared per share	$0.18	$0.17	$0.36	$0.34
Weighted-average basic shares outstanding	13,531,155	13,280,624	13,508,311	13,243,289
Dilutive shares	304,998	227,150	304,913	228,782

Adjusted weighted-average diluted shares	13,836,153	13,507,774	13,813,224	13,472,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income—Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$7,604	$6,252	$14,293	$11,572
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $702, $(1,761), $1,317 and $(1,769), respectively	1,303	(3,270)	2,445	(3,286)
Less: reclassification adjustment for net (gains) losses on sales realized in net income, net of tax expense (benefit) of $30, $0, $28 and $1, respectively	(55)	—	(52)	(1)

Unrealized investment gains (losses), net of tax expense (benefit) of $672, $(1,761), $1,289 and $(1,768), respectively	1,248	(3,270)	2,393	(3,287)
Net change in fair value of derivative used for cash flow hedge:
Change in fair value of hedging instruments, net of tax (benefit) expense of $(130), $260, $(253) and $324, respectively	(242)	482	(469)	601
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $24, $133, $50 and $267, respectively	47	248	93	494
Change in unfunded pension liability related to curtailment, net of tax expense of $0, $0, $0 and $627, respectively	—	—	—	1,165

Total change in unfunded pension liability, net of tax expense of $25, $133, $50 and $894, respectively	47	248	93	1,659

Total other comprehensive income (loss)	1,053	(2,540)	2,017	(1,027)
Total comprehensive income	$8,657	$3,712	$16,310	$10,545

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows—Unaudited

	Six Months Ended June 30,
(dollars in thousands)	2014	2013
Operating activities:
Net Income	$14,293	$11,572
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	650	1,804
Depreciation of fixed assets	1,606	1,400
Net amortization of investment premiums and discounts	1,212	2,282
Net gain on sale of investment securities available for sale	(81)	(2)
Net gain on sale of residential mortgage loans	(861)	(3,010)
Stock based compensation cost	609	469
Amortization and net impairment of mortgage servicing rights	231	410
Net accretion of fair value adjustments	(1,719)	(1,628)
Amortization of intangible assets	1,273	1,321
Net (gain) loss on sale of OREO	(220)	193
Net increase in cash surrender value of bank owned life insurance (“BOLI”)	(155)	(198)
Other, net	(3,099)	377
Loans originated for resale	(24,672)	(97,492)
Proceeds from loans sold	25,011	100,998
Provision for deferred income taxes	1,620	1,123
Change in income taxes payable/receivable	(187)	293
Change in accrued interest receivable	202	(142)
Change in accrued interest payable	(6)	(318)

Net cash provided by operating activities	15,707	19,452

Investing activities:
Purchases of investment securities available for sale	(21,827)	(70,362)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	18,159	33,417
Proceeds from sale of investment securities available for sale	4,125	496
Net change in FHLB stock	(1,121)	(2,267)
Proceeds from calls of investment securities	21,500	22,512
Net change in other investments	(70)	(32)
Net portfolio loan and lease originations	(68,225)	(33,417)
Purchases of premises and equipment	(2,545)	(1,233)
Capitalize OREO costs	—	(485)
Proceeds from sale of OREO	1,097	488

Net cash used in investing activities	(48,907)	(50,883)

Financing activities:
Change in deposits	28,598	(84,738)
Change in short-term borrowings	2,429	62,365
Dividends paid	(4,888)	(4,498)
Change in FHLB advances and other borrowings	27,548	(8,583)
Payment of contingent consideration for business combinations	—	(1,050)
Excess tax benefit from stock-based compensation	240	148
Proceeds from sale of treasury stock from deferred compensation plans	—	365
Net purchase of treasury stock	(243)	—
Proceeds from issuance of common stock	32	107
Proceeds from exercise of stock options	1,377	1,740

Net cash provided by (used in) financing activities	55,093	(34,144)

Change in cash and cash equivalents	21,893	(65,575)
Cash and cash equivalents at beginning of period	81,071	175,686

Cash and cash equivalents at end of period	$102,964	$110,111

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$5,921	$4,366
Interest	2,943	3,058
Non-cash information:
Change in other comprehensive loss	$2,017	$(1,027)
Change in deferred tax due to change in comprehensive income	1,086	(552)
Transfer of loans to other real estate owned	875	495

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity—Unaudited

	For the Six Months Ended June 30, 2014
(dollars in thousands, except per share information)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2013	16,596,869	16,597	95,673	(30,764)	(5,565)	153,957	229,898
Net income	—	—	—	—	—	14,293	14,293
Dividends declared, $0.36 per share	—	—	—	—	—	(4,952)	(4,952)
Other comprehensive income, net of tax expense of $1,086	—	—	—	—	2,017	—	2,017
Stock based compensation	—	—	609	—	—	—	609
Tax benefit from stock-based compensation	—	—	240	—	—	—	240
Net purchase of treasury stock from stock award and deferred compensation plans	—	—	45	(288)	—	—	(243)
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	1,159	1	31	—	—	—	32
Share-based awards and options exercises	72,856	73	1,369	35	—	—	1,477

Balance June 30, 2014	16,670,884	$16,671	$97,967	$(31,017)	$(3,548)	$163,298	$243,371

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s Annual Report on Form 10-K for the twelve months ended December 31, 2013 (the “2013 Annual Report”).

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except per share data)	2014	2013	2014	2013
Numerator:
Net income available to common shareholders	$7,604	$6,252	$14,293	$11,572

Denominator for basic earnings per share – weighted average shares outstanding	13,531,155	13,280,624	13,508,311	13,243,289
Effect of dilutive common shares	304,998	227,150	304,913	228,782

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	13,836,153	13,507,774	13,813,224	13,472,071

Basic earnings per share	$0.56	$0.47	$1.06	$0.87
Diluted earnings per share	$0.55	$0.46	$1.03	$0.86
Antidilutive shares excluded from computation of average dilutive earnings per share	—	114,713	—	116,138

Note 3 - Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of June 30, 2014

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(1)	$101
Obligations of U.S. government agency securities	63,623	198	(484)	63,337
Obligations of state & political subdivisions	35,864	195	(67)	35,992
Mortgage-backed securities	109,045	2,167	(208)	111,004
Collateralized mortgage obligations	39,674	406	(245)	39,835
Other investments	15,731	405	(3)	16,133

Total	$264,039	$3,371	$(1,008)	$266,402

As of December 31, 2013

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(3)	$99
Obligations of the U.S. government and agencies	71,097	149	(1,678)	69,568
Obligations of state and political subdivisions	37,140	141	(304)	36,977
Mortgage-backed securities	119,044	1,392	(1,073)	119,363
Collateralized mortgage obligations	44,463	273	(493)	44,243
Other investments	15,281	301	(24)	15,558

Total	$287,127	$2,256	$(3,575)	$285,808

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of June 30, 2014

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$101	$(1)	$101	$(1)
Obligations of the U.S. government and agencies	5,492	(5)	28,063	(479)	33,555	(484)
Obligations of state and political subdivisions	4,343	(13)	4,913	(54)	9,256	(67)
Mortgage-backed securities	6,112	(13)	15,248	(195)	21,360	(208)
Collateralized mortgage obligations	5,383	(34)	8,403	(211)	13,786	(245)
Other investments	193	(3)	—	—	193	(3)

Total	$21,523	$(68)	$56,728	$(940)	$78,251	$(1,008)

As of December 31, 2013

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$99	$(3)	$—	$—	$99	$(3)
Obligations of the U.S. government and agencies	41,201	(1,391)	5,774	(287)	46,975	(1,678)
Obligations of state and political subdivisions	13,020	(233)	4,543	(71)	17,563	(304)
Mortgage-backed securities	55,672	(972)	2,302	(101)	57,974	(1,073)
Collateralized mortgage obligations	26,395	(493)	—	—	26,395	(493)
Other investments	1,494	(24)	—	—	1,494	(24)

Total	$137,881	$(3,116)	$12,619	$(459)	$150,500	$(3,575)

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

As of June 30, 2014 and December 31, 2013, securities having fair values of $92.8 million and $94.9 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Bank’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of June 30, 2014 and December 31, 2013, by contractual maturity, are shown below:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities[1]:
Due in one year or less	$16,417	$16,458	$7,859	$7,869
Due after one year through five years	52,182	52,290	49,790	49,721
Due after five years through ten years	32,149	31,809	51,793	50,117
Due after ten years	743	774	797	824

Subtotal	101,491	101,331	110,239	108,531
Mortgage-related securities[2]	148,719	150,839	163,507	163,606

Total	$250,210	$252,170	$273,746	$272,137

[1]	Included in the investment portfolio, but not in the table above, are mutual funds with a fair value, as of both June 30, 2014 and December 31, 2013, of $14.2 million and $13.7 million, respectively, which have no stated maturity.
[2]	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2014 and December 31, 2013, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

Note 4 - Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	June 30, 2014	December 31, 2013
Loans held for sale	$1,631	$1,350

Real estate loans:
Commercial mortgage	$666,924	$625,341
Home equity lines and loans	185,593	189,571
Residential mortgage	310,491	300,243
Construction	55,051	46,369

Total real estate loans	1,218,059	1,161,524
Commercial and industrial	334,474	328,459
Consumer	18,907	16,926
Leases	44,102	40,276

Total portfolio loans and leases	1,615,542	1,547,185

Total loans and leases	$1,617,173	$1,548,535

Loans with predetermined rates	$896,505	$850,168
Loans with adjustable or floating rates	720,668	698,367

Total loans and leases	$1,617,173	$1,548,535

Net deferred loan origination costs included in the above loan table	$157	$222

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013
Minimum lease payments receivable	$50,171	$45,866
Unearned lease income	(8,219)	(7,534)
Initial direct costs and deferred fees	2,150	1,944

Total	$44,102	$40,276

C. Non-Performing Loans and Leases(1)

(dollars in thousands)	June 30, 2014	December 31, 2013
Non-accrual loans and leases:
Commercial mortgage	$296	$478
Home equity lines and loans	1,210	1,262
Residential mortgage	3,633	4,377
Construction	469	830
Commercial and industrial	2,729	3,539
Consumer	—	20
Leases	51	24

Total	$8,388	$10,530

(1)	Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $143 thousand and $238 thousand of purchased credit-impaired loans as of June 30, 2014 and December 31, 2013, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Bank applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013
Outstanding principal balance	$12,975	$14,293
Carrying amount(1)	$9,076	$9,880

(1)	Includes $188 thousand and $293 thousand purchased credit-impaired loans as of June 30, 2014 and December 31, 2013, respectively, for which the Bank could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $143 thousand and $238 thousand of purchased credit-impaired loans as of June 30, 2014 and December 31, 2013, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 4C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Bank applies ASC 310-30, for the six months ended June 30, 2014:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2013	$6,134
Accretion	(834)
Reclassifications from nonaccretable difference	930
Additions/adjustments	(123)
Disposals	(2)

Balance, June 30, 2014	$6,105

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of the dates indicated:

	Accruing Loans and Leases						Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases
As of June 30, 2014
Commercial mortgage	$—	$402	$—	$402	$666,226	$666,628	$296	$666,924
Home equity lines and loans	86	35	—	121	184,262	184,383	1,210	185,593
Residential mortgage	2,973	—	—	2,973	303,885	306,858	3,633	310,491
Construction	—	—	—	—	54,582	54,582	469	55,051
Commercial and industrial	27	—	—	27	331,718	331,745	2,729	334,474
Consumer	—	1	—	1	18,906	18,907	—	18,907
Leases	122	98	—	220	43,831	44,051	51	44,102

	$3,208	$536	$—	$3,744	$1,603,410	$1,607,154	$8,388	$1,615,542

	Accruing Loans and Leases						Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases
As of December 31, 2013
Commercial mortgage	$241	$—	$—	$241	$624,622	$624,863	$478	$625,341
Home equity lines and loans	209	—	—	209	188,100	188,309	1,262	189,571
Residential mortgage	773	35	—	808	295,058	295,866	4,377	300,243
Construction	—	—	—	—	45,539	45,539	830	46,369
Commercial and industrial	334	—	—	334	324,586	324,920	3,539	328,459
Consumer	2	4	—	6	16,900	16,906	20	16,926
Leases	60	60	—	120	40,132	40,252	24	40,276

	$1,619	$99	$—	$1,718	$1,534,937	$1,536,655	$10,530	$1,547,185

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Corporation’s Allowance for the three and six months ended June 30, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2014	$3,971	$2,129	$2,318	$867	$5,356	$286	$615	$228	$15,770
Charge-offs	—	(57)	—	—	(168)	(39)	(40)		(304)
Recoveries	—	2	8	—	53	3	38		104
Provision for loan and lease losses	(140)	520	61	133	(583)	11	(172)	70	(100)

Balance, June 30, 2014	$3,831	$2,594	$2,387	$1,000	$4,658	$261	$441	$298	$15,470

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2013	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515
Charge-offs	(20)	(443)	(17)	—	(169)	(71)	(122)		(842)
Recoveries	1	2	12	—	54	6	72		147
Provision for loan and lease losses	53	831	(54)	155	(238)	67	(113)	(51)	650

Balance June 30, 2014	$3,831	$2,594	$2,387	$1,000	$4,658	$261	$441	$298	$15,470

The following table details the roll-forward of the Corporation’s Allowance for the three and six months ended June 30, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2013	$4,106	$2,030	$1,829	$1,051	$4,437	$211	$525	$258	$14,447
Charge-offs	—	(292)	—	(550)	(183)	(32)	(107)		(1,164)
Recoveries	—	—	4	18	41	2	96		161
Provision for loan and lease losses	375	371	(60)	134	—	37	37	106	1,000

Balance, June 30, 2013	$4,481	$2,109	$1,773	$653	$4,295	$218	$551	$364	$14,444

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2012	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425
Charge-offs	—	(352)	—	(720)	(718)	(70)	(134)		(1,994)
Recoveries	—	—	8	18	45	4	134		209
Provision for loan and lease losses	574	604	(259)	336	331	95	58	65	1,804

Balance, June 30, 2013	$4,481	$2,109	$1,773	$653	$4,295	$218	$551	$364	$14,444

The following table details the allocation of the Allowance by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of June 30, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$249	$634	$—	$843	$33	$—	$—	$1,759
Collectively evaluated for impairment	3,747	2,345	1,753	1,000	3,815	228	441	298	13,627
Purchased credit-impaired(1)	84	—	—	—	—	—	—	—	84

Total	$3,831	$2,594	$2,387	$1,000	$4,658	$261	$441	$298	$15,470

As of December 31, 2013
Allowance on loans and leases:
Individually evaluated for impairment	$—	$121	$814	$—	$532	$52	$—	$—	$1,519
Collectively evaluated for impairment	3,797	2,083	1,632	845	4,479	207	604	349	13,996
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—

Total	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of June 30, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$153	$1,434	$9,453	$693	$3,892	$33	$—	$15,658
Collectively evaluated for impairment	658,101	184,145	301,006	54,333	330,247	18,874	44,102	1,590,808
Purchased credit-impaired(1)	8,670	14	32	25	335	—	—	9,076

Total	$666,924	$185,593	$310,491	$55,051	$334,474	$18,907	$44,102	$1,615,542

As of December 31, 2013
Carrying value of loans and leases:
Individually evaluated for impairment	$236	$1,428	$9,860	$1,172	$4,758	$52	$—	$17,506
Collectively evaluated for impairment	616,077	188,128	290,345	44,715	323,384	16,874	40,276	1,519,799
Purchased credit-impaired(1)	9,028	15	38	482	317	—	—	9,880

Total	$625,341	$189,571	$300,243	$46,369	$328,459	$16,926	$40,276	$1,547,185

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2014 and December 31, 2013:

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Pass	$664,729	$620,227	$54,583	$43,812	$327,875	$320,211	$1,047,187	$984,250
Special Mention	—	2,793	—	—	110	387	110	3,180
Substandard	2,195	2,321	468	2,557	6,489	7,861	9,152	12,739

Total	$666,924	$625,341	$55,051	$46,369	$334,474	$328,459	$1,056,449	$1,000,169

Credit Risk Profile by Payment Activity

	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Performing	$306,858	$295,866	$184,383	$188,309	$18,907	$16,906	$44,051	$40,252	$554,199	$541,333
Non-performing	3,633	4,377	1,210	1,262	—	20	51	24	4,894	5,683

Total	$310,491	$300,243	$185,593	$189,571	$18,907	$16,926	$44,102	$40,276	$559,093	$547,016

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	June 30, 2014	December 31, 2013
TDRs included in nonperforming loans and leases	$1,597	$1,699
TDRs in compliance with modified terms	7,487	7,277

Total TDRs	$9,084	$8,976

The following tables present information regarding loan and lease modifications categorized as TDRs for the three and six months ended June 30, 2014:

	For the Three Months Ended June 30, 2014
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$246	$255

Total	1	$246	$255

	For the Six Months Ended June 30, 2014
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	2	$392	$394
Home equity lines and loans	1	70	70
Commercial and industrial	1	246	255

Total	4	$708	$719

The following tables present information regarding the types of loan and lease modifications made for the three and six months ended June 30, 2014:

	Number of Contracts for the Three Months Ended June 30, 2014
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Commercial and industrial	—	—	1	—	—	—

Total	—	—	1	—	—	—

	Number of Contracts for the Six Months Ended June 30, 2014
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential mortgage	—	—	2	—	—	—
Home equity lines and loans	—	1	—	—	—	—
Commercial and industrial	—	—	1	—	—	—

Total	—	1	3	—	—	—

During the three and six months ended June 30, 2014, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended June 30, 2014
Impaired loans with related Allowance:
Home equity lines and loans	$501	$560	$249	$581	$2	$—
Residential mortgage	4,638	4,652	634	4,711	31	—
Commercial and industrial	3,172	3,448	843	3,484	3	—
Consumer	32	33	33	33	—	—

Total	$8,343	$8,693	$1,759	$8,809	$36	$—
Impaired loans without related Allowance(1) (3):
Commercial mortgage	$153	$154	$—	$190	$—	$—
Home equity lines and loans	933	943	—	1,018	1	—
Residential mortgage	4,815	5,166	—	5,467	42	—
Construction	693	1,654	—	1,697	2	—
Commercial and industrial	721	725	—	742	2

Total	$7,315	$8,642	$—	$9,114	$47	$—

Grand total	$15,658	$17,335	$1,759	$17,923	$83	$—

(1)	The table above does not include the recorded investment of $74 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 4D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the six months ended June 30, 2014
Impaired loans with related Allowance:
Home equity lines and loans	$501	$560	$249	$584	$4	$—
Residential mortgage	4,638	4,652	634	4,713	62	—
Commercial and industrial	3,172	3,448	843	3,503	7	—
Consumer	32	33	33	33	1	—

Total	$8,343	$8,693	$1,759	$8,833	$74	$—
Impaired loans without related Allowance(1) (3):
Commercial mortgage	$153	$154	$—	$190	$—	$—
Home equity lines and loans	933	943	—	1,020	2	—
Residential mortgage	4,815	5,166	—	5,468	83	—
Construction	693	1,654	—	1,710	3	—
Commercial and industrial	721	725	—	750	4	—

Total	$7,315	$8,642	$—	$9,138	$92	$—

Grand total	$15,658	$17,335	$1,759	$17,971	$166	$—

(1)	The table above does not include the recorded investment of $74 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 4D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended June 30, 2013
Impaired loans with related Allowance:
Commercial mortgage	$181	$190	$25	$192	$—	$—
Home equity lines and loans	715	762	207	767	7	—
Residential mortgage	4,454	4,430	388	4,234	29	—
Commercial and industrial	2,560	2,639	466	2,670	15	—
Consumer	5	5	5	7	—	—

Total	$7,915	$8,026	$1,091	$7,870	$51	$—
Impaired loans without related Allowance(1) (3):
Commercial mortgage	$342	$347	$—	$377	$6	$—
Home equity lines and loans	1,230	1,228	—	1,328	10	—
Residential mortgage	4,696	4,747	—	5,026	50	—
Construction	2,418	3,380	—	3,536	8	—
Commercial and industrial	1,663	1,863	—	1,863	—	—

Total	$10,349	$11,565	$—	$12,130	$74	$—

Grand total	$18,264	$19,591	$1,091	$20,000	$125	$—

(1)	The table above does not include the recorded investment of $80 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 4D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the six months ended June 30, 2013
Impaired loans with related Allowance:
Commercial mortgage	$181	$190	$25	$192	$—	$—
Home equity lines and loans	715	762	207	777	14	—
Residential mortgage	4,454	4,430	388	4,339	59	—
Commercial and industrial	2,560	2,639	466	2,677	33	—
Consumer	5	5	5	8	—	—

Total	$7,915	$8,026	$1,091	$7,993	$106	$—
Impaired loans without related Allowance(1) (3):
Commercial mortgage	$342	$347	$—	$379	$12	$—
Home equity lines and loans	1,230	1,228	—	1,331	22	—
Residential mortgage	4,696	4,747	—	5,025	122	—
Construction	2,418	3,380	—	3,679	18	—
Commercial and industrial	1,663	1,863	—	1,863	1	—

Total	$10,349	$11,565	$—	$12,277	$175	$—

Grand total	$18,264	$19,591	$1,091	$20,270	$281	$—

(1)	The table above does not include the recorded investment of $80 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 4D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2013
Impaired loans with related allowance:
Home equity lines and loans	$277	$279	$121
Residential mortgage	5,297	5,312	814
Commercial and industrial	2,985	3,100	532
Consumer	52	54	52

Total	8,611	8,745	1,519
Impaired loans(1),(3) without related allowance:
Commercial mortgage	236	237	—
Home equity lines and loans	1,151	1,159	—
Residential mortgage	4,563	4,911	—
Construction	1,172	2,134	—
Commercial and industrial	1,773	1,954	—

Total	8,895	10,395	—

Grand total	$17,506	$19,140	$1,519

(1)	The table above does not include the recorded investment of $63 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 4D, above.

Note 5 - Deposits

The following table details the components of deposits:

(dollars in thousands)	June 30, 2014	December 31, 2013
Savings accounts	$145,312	$135,240
Interest-bearing checking accounts	263,247	266,787
Market-rate accounts	559,070	544,310
Wholesale non-maturity deposits	41,840	42,936
Wholesale time deposits	50,152	34,640
Time deposits	123,572	140,794

Total interest-bearing deposits	1,183,193	1,164,707
Non-interest-bearing deposits	436,739	426,640

Total deposits	$1,619,932	$1,591,347

Note 6 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013
Overnight fed funds	$—	$—
Revolving line of credit	—	—
Short-term FHLB advances	—	—
Repurchase agreements	13,320	10,891

Total short-term borrowings	$13,320	$10,891

The following table sets forth information concerning short-term borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at period-end	$13,320	$71,768	$13,320	$71,768
Maximum amount outstanding at any month-end	28,017	71,768	28,017	71,768
Average balance outstanding during the period	17,220	13,358	15,167	12,672
Weighted-average interest rate:
As of period-end	0.10%	0.23%	0.10%	0.23%
Paid during the period	0.12%	0.12%	0.11%	0.13%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	June 30, 2014	December 31, 2013
Within one year	$18,675	$3,917
Over one year through five years	209,457	196,727
Over five years through ten years	5,000	5,000

Total	$233,132	$205,644

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted Average Rate	Coupon Rate		Balance
Description	From	To		From	To	June 30, 2014	December 31, 2013
Fixed amortizing	04/09/15	04/09/15	3.57%	3.57%	3.57%	$1,325	$2,102
Adjustable amortizing	12/31/16	12/31/16	3.25%	3.25%	3.25%	5,375	7,050
Bullet maturity – fixed rate	03/23/15	05/20/20	1.41%	0.58%	2.41%	160,000	140,000
Bullet maturity – variable rate	06/25/15	11/28/17	0.40%	0.25%	0.54%	45,000	35,000
Convertible-fixed(2)	01/03/18	08/20/18	2.95%	2.58%	3.50%	21,432	21,492

Total						$233,132	$205,644

(1)	Maturity range refers to June 30, 2014 balances.
(2)	FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of June 30, 2014, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2014. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of June 30, 2014 the Corporation had a maximum borrowing capacity with the FHLB of approximately $866.5 million, of which the unused capacity was $624.2 million. In addition, there were unused capacities of $64.0 million in overnight federal funds line, $84.0 million of Federal Reserve Discount Window borrowings and $3.0 million in a revolving line of credit from a correspondent bank as of June 30, 2014. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $12.8 million at June 30, 2014, and $11.7 million at December 31, 2013. The carrying amount of the FHLB capital stock approximates its redemption value.

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

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of June 30, 2014:

(dollars in thousands)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.828%	2.376%	$420

As of December 31, 2013:

(dollars in thousands)
	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
Notional Amount
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	3.597%	2.376%	$1,142

For each of the three and six month periods ended June 30, 2014 and 2013, there were no reclassifications of the interest-rate swap’s fair value from other comprehensive income to earnings.

Note 8 - Stock-Based Compensation

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

The equity awards granted under the 2007 and 2010 LTIPs were authorized to be in the form of, among others, options to purchase the Corporation’s common stock, restricted stock awards or units (“RSA”s or “RSU”s) and performance stock awards or units (“PSA”s or “PSU”s).

RSAs and RSUs have a restriction based on the passage of time and may also have a restriction based on non-market-related performance criteria. The fair value of the RSAs and RSUs is based on the closing price on the day preceding the date of the grant.

The PSAs and PSUs have a restriction based on the passage of time, but also have a restriction based on performance criteria related to the Corporation’s total shareholder return relative to the performance of the community bank index for the respective period. The amount of PSAs or PSUs earned will not exceed 100% of the PSAs or PSUs awarded. The fair value of the PSAs and PSUs is calculated using the Monte Carlo Simulation method.

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

The following table provides information about options outstanding for the three months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, March 31, 2014	585,196	$20.77	$4.70
Granted	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(63,310)	$20.14	$4.43

Options outstanding, June 30, 2014	521,886	$20.84	$4.73

The following table provides information about options outstanding for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2013	591,086	$20.73	$4.70
Granted	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(69,200)	$19.90	$4.43

Options outstanding, June 30, 2014	521,886	$20.84	$4.73

The following table provides information about unvested options for the three months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, March 31, 2014	30,146	$18.27	$4.42
Granted	—	$—	$—
Vested	—	$—	$—
Forfeited	—	$—	$—

Unvested options, June 30, 2014	30,146	$18.27	$4.42

The following table provides information about unvested options for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, December 31, 2013	30,146	$18.27	$4.42
Granted	—	$—	$—
Vested	—	$—	$—
Forfeited	—	$—	$—

Unvested options, June 30, 2014	30,146	$18.27	$4.42

For the three and six months ended June 30, 2014, the Corporation recognized $25 thousand and $50 thousand, respectively, of expense related to stock options. As of June 30, 2014, the total not-yet-recognized compensation expense of unvested stock options was $14 thousand. This expense will be recognized over a weighted average period of 0.1 years.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and six months ended June 30, 2014 and 2013 are detailed below:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from exercise of stock options	$1,274	$510	$1,377	$1,740
Related tax benefit recognized	152	28	174	144

Net proceeds of options exercised	$1,426	$538	$1,551	$1,884

Intrinsic value of options exercised	$510	$113	$577	$447

The following table provides information about options outstanding and exercisable at June 30, 2014:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	521,886	491,740
Weighted average exercise price	$20.84	$21.00
Aggregate intrinsic value	$4,319	$3,992
Weighted average contractual term in years	3.0	2.8

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs, PSAs and PSUs under the 2007 LTIP and 2010 LTIP.

RSAs and RSUs

The compensation expense for the RSAs and RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the three and six months ended June 30, 2014, the Corporation recognized $81 thousand and $162 thousand, respectively of expense related to the Corporation’s RSAs and RSUs. As of June 30, 2014, there was $313 thousand of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 1.3 years.

The following table details the unvested RSAs and RSUs for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	41,500	$19.93	54,156	$19.36
Granted	—	—	—	—
Vested	(6,135)	20.38	(18,791)	18.44
Forfeited	—	—	—	—

Ending balance	35,365	$19.85	35,365	$19.85

For the three and six months ended June 30, 2014, the Corporation recorded a tax benefit of $16 thousand and $66 thousand related to the vesting of RSAs.

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three and six months ended June 30, 2014, the Corporation recognized $196 thousand and $397 thousand of expense related to the PSAs and PSUs. As of June 30, 2014, there was $1.1 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 1.8 years.

The following table details the unvested PSAs and PSUs for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	204,980	$11.90	204,980	$11.90
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(1,000)	12.09	(1,000)	12.09

Ending balance	203,980	$11.90	203,980	$11.90

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

On April 1, 2008, the Corporation added SERP II, a non-qualified defined-benefit plan which was restricted to certain senior officers of the Corporation. Effective January 1, 2013, the Corporation curtailed SERP II, as further increases to the defined-benefit amounts to over 20% of the participants have been frozen. As a result of the curtailment, for the three and six months ended June 30, 2013, the Corporation recorded a gain of $120 thousand and $690 thousand, respectively, which represented the reversal of previous amounts that had been expensed in anticipation of future service of the curtailed participants.

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$18	$18	$—	$—	$—	$—
Interest cost	45	39	410	371	7	7
Expected return on plan assets	—	—	(837)	(745)	—	—
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service costs	4	4	—	—	—	—
Amortization of net loss	11	13	98	431	15	20
Gain on curtailment	—	(120)	—	—	—	—

Net periodic benefit cost	$78	$(46)	$(329)	$57	$22	$27

	Six Months Ended June 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$36	$36	$—	$—	$—	$—
Interest cost	91	79	820	743	14	14
Expected return on plan assets	—	—	(1,674)	(1,491)	—	—
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service costs	7	7	—	—	—	—
Amortization of net loss	22	26	196	862	30	39
Gain on curtailment	—	(690)	—	—	—	—

Net periodic benefit cost	$156	$(542)	$(658)	$114	$44	$53

QDBP: No contributions to the QDBP were made for the three and six months ended June 30, 2014.

SERP I and SERP II: The Corporation contributed $37 thousand and $74 thousand during the three and six months ended June 30, 2014, respectively, and is expected to contribute an additional $74 thousand to the SERP I and SERP II plans for the remaining six months of 2014.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

Note 10 - Segment Information

The Corporation aggregates certain of its operations and has identified two segments as follows: Banking and Wealth Management.

The following tables detail segment information for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$19,441	$1	$19,442	$17,922	$1	$17,923
Less: loan loss provision	(100)	—	(100)	1,000	—	1,000

Net interest income after loan loss provision	19,541	1	19,542	16,922	1	16,923

Other income:
Fees for wealth management services	—	9,499	9,499	—	9,094	9,094
Service charges on deposit accounts	656	—	656	596	—	596
Loan servicing and other fees	428	—	428	448	—	448
Net gain on sale of loans	537	—	537	1,492	—	1,492
Net gain on sale of available for sale securities	85	—	85	—	—	—
Net loss on sale of other real estate owned	220	—	220	(141)	—	(141)
BOLI income	74	—	74	85	—	85
Other operating income	1,232	26	1,258	1,322	47	1,369

Total other income	3,232	9,525	12,757	3,802	9,141	12,943
Other expenses:
Salaries & wages	6,539	3,155	9,694	6,040	3,046	9,086
Employee benefits	1,057	752	1,809	1,463	749	2,212
Occupancy & equipment	1,308	375	1,683	1,354	374	1,728
Amortization of intangible assets	71	565	636	80	580	660
Professional fees	883	31	914	614	50	664
Other operating expenses	5,053	837	5,890	5,130	1,044	6,174

Total other expenses	14,911	5,715	20,626	14,681	5,843	20,524

Segment profit	7,862	3,811	11,673	6,043	3,299	9,342
Intersegment (revenues) expenses*	(93)	93	—	(152)	152	—

Pre-tax segment profit after eliminations	$7,769	$3,904	$11,673	$5,891	$3,451	$9,342

% of segment pre-tax profit after eliminations	66.6%	33.4%	100.0%	63.1%	36.9%	100.0%

Segment assets (dollars in millions)	$2,091	$40	$2,131	$1,967	$43	$2,010

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$38,164	$1	$38,165	$35,331	$1	$35,332
Less: loan loss provision	650	—	650	1,804	—	1,804

Net interest income after loan loss provision	37,514	1	37,515	33,527	1	33,528

Other income:
Fees for wealth management services	—	18,412	18,412	—	17,443	17,443
Service charges on deposit accounts	1,257	—	1,257	1,180	—	1,180
Loan servicing and other fees	874	—	874	899	—	899
Net gain on sale of loans	861	—	861	3,010	—	3,010
Net gain on sale of available for sale securities	81	—	81	2	—	2
Net loss on sale of other real estate owned	220	—	220	(193)	—	(193)
BOLI income	155	—	155	198	—	198
Other operating income	1,966	70	2,036	2,104	90	2,194

Total other income	5,414	18,482	23,896	7,200	17,533	24,733
Other expenses:
Salaries & wages	12,186	5,948	18,134	11,911	5,985	17,896
Employee benefits	2,270	1,519	3,788	3,040	1,497	4,537
Occupancy & equipment	2,882	734	3,616	2,728	750	3,478
Amortization of intangible assets	141	1,131	1,273	160	1,161	1,321
Professional fees	1,450	57	1,507	1,123	116	1,239
Other operating expenses	9,355	1,852	11,207	10,268	2,020	12,288

Total other expenses	28,284	11,241	39,525	29,230	11,529	40,759

Segment profit	14,644	7,242	21,886	11,497	6,005	17,502
Intersegment (revenues) expenses*	(186)	186	—	(304)	304	—

Pre-tax segment profit after eliminations	$14,458	$7,428	$21,886	$11,193	$6,309	$17,502

% of segment pre-tax profit after eliminations	66.1%	33.9%	100.0%	64.0%	36.0%	100.0%

Segment assets (dollars in millions)	$2,091	$40	$2,131	$1,967	$43	$2,010

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	June 30, 2014	December 31, 2013
Assets under management, administration, supervision and brokerage:	$7,569.8	$7,268.3

Note 11 - Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(dollars in thousands)	2014	2013
Balance, beginning of period	$4,734	$4,593
Additions	151	324
Amortization	(128)	(218)
Recovery	3	91
Impairment	—	—

Balance, end of period	$4,760	$4,790

Fair value	$5,552	$5,621

Loans serviced for others	$622,808	$623,498

	Six Months Ended June 30,
(dollars in thousands)	2014	2013
Balance, beginning of period	$4,750	$4,491
Additions	241	709
Amortization	(242)	(430)
Recovery	11	91
Impairment	—	(71)

Balance, end of period	$4,760	$4,790

Fair value	$5,552	$5,621

Loans serviced for others	$622,808	$623,498

As of June 30, 2014 and December 31, 2013, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013
Fair value amount of MSRs	$5,552	$5,733
Weighted average life (in years)	6.4	6.3
Prepayment speeds (constant prepayment rate)*	10.4	11.1
Impact on fair value:
10% adverse change	$(182)	$(206)
20% adverse change	$(359)	$(402)
Discount rate	10.5%	10.50%
Impact on fair value:
10% adverse change	$(219)	$(231)
20% adverse change	$(421)	$(445)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

Note 12 - Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008, First Keystone Financial, Inc. (“FKF”) in July, 2010, the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in May, 2011, and Davidson Trust Company (“DTC”) in May, 2012, and the First Bank of Delaware (“FBD”) transaction in November, 2012 are detailed below:

(dollars in thousands)	Balance December 31, 2013	Additions/ Adjustments	Amortization	Balance June 30, 2014	Amortization Period
Goodwill – Wealth segment	$20,412	$—	$—	$20,412	Indefinite
Goodwill – Banking segment	12,431	—	—	12,431	Indefinite

Total	$32,843	$—	$—	$32,843
Core deposit intangible	$1,342	$—	$(142)	$1,200	10 Years
Customer relationships	13,595	—	(618)	12,977	10 to 20 Years
Non-compete agreements	3,218	—	(513)	2,705	5 to 5 1⁄2 Years
Trade name	1,210	—	—	1,210	Indefinite

Total	$19,365	$—	$(1,273)	$18,092

Grand total	$52,208	$—	$(1,273)	$50,935

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2013 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three and six months ended June 30, 2014, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 13 - Accumulated Other Comprehensive Loss

The following tables detail the components of accumulated other comprehensive (loss) income for the three and six month periods ended June 30, 2014 and 2013:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, March 31, 2014	$288	$516	$(5,405)	$(4,601)
Net change	1,248	(242)	47	1,053

Balance, June 30, 2014	$1,536	274	(5,358)	(3,548)

Balance, March 31, 2013	$3,147	$95	$(11,807)	$(8,565)
Net change	(3,270)	482	248	(2,540)

Balance, June 30, 2013	$(123)	$577	$(11,559)	$(11,105)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)
Net change	2,393	(469)	93	2,017

Balance, June 30, 2014	$1,536	274	(5,358)	(3,548)

Balance, December 31, 2012	$3,164	$(24)	$(13,218)	$(10,078)
Net change	(3,287)	601	1,659	(1,027)

Balance, June 30, 2013	$(123)	$577	$(11,559)	$(11,105)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three and six month periods ended June 30, 2014 and 2013:

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Three Months Ended June 30,
	2014	2013
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$(85)	$—	Net gain on sale of available for sale investment securities
	30	—	Less: income tax expense

	$(55)	$—	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$124	$464	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	4	4	Employee benefits
Amortization of transition obligation included in net periodic pension costs*	—	—	Employee benefits
Gain on curtailment of SERP II	—	(120)	Net gain on curtailment of nonqualified pension plan

	128	348	Total expense before income tax benefit
	45	122	Less: income tax benefit

	$83	$226	Net of income tax

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Six Months Ended June 30,
	2014	2013
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$(81)	$(2)	Net gain on sale of available for sale investment securities
	29	(1)	Less: income tax expense

	$(52)	$(1)	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$248	$927	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	7	7	Employee benefits
Amortization of transition obligation included in net periodic pension costs*	—	—	Employee benefits
Gain on curtailment of SERP II	—	(690)	Net gain on curtailment of nonqualified pension plan

	255	244	Total expense before income tax benefit
	89	85	Less: income tax benefit

	$166	$159	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10—Pension and Other Post-Retirement Benefit Plans

Note 14 - Shareholders’ Equity

Dividend

On July 24, 2014, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.19 per share payable September 1, 2014 to shareholders of record as of August 5, 2014. During the second quarter of 2014, the Corporation declared and paid a regular quarterly dividend of $0.18 per share. This payment totaled $2.5 million, based on outstanding shares at May 13, 2014 of 13,780,630. During the first quarter of 2014, the Corporation declared and paid a regular quarterly dividend of $0.18 per share. This payment totaled $2.5 million, based on outstanding shares at February 10, 2014 of 13,649,305.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the six months ended June 30, 2014, the Corporation issued 1,159 shares and raised $32 thousand through the Plan.

Options

In addition to shares issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the six months ended June 30, 2014, 69,200 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $1.4 million.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three or six month periods ended June 30, 2014 or 2013.

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

The Corporation’s investment securities available for sale, which generally include state and municipal securities, U.S. government agency securities and mortgage-related securities, are reported at fair value. These securities are valued by an independent third party. The third party’s evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

U.S. Government agency securities are evaluated and priced using multi-dimensional relational models and option-adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage-related securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other available for sale investments are evaluated using a broker-quote based application, including quotes from issuers. The Corporation has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of available for sale investments to enable management to maintain an appropriate system of internal control.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at June 30, 2014 and December 31, 2013 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of June 30, 2014:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	63.3	—	63.3	—
Obligations of state & political subdivisions	36.0	—	36.0	—
Mortgage-backed securities	111.0	—	111.0	—
Collateralized mortgage obligations	39.8	—	39.8	—
Mutual funds	17.9	17.9	—	—
Other debt securities	1.9	—	1.9	—

Total assets measured on a recurring basis at fair value	$270.0	$18.0	$252.0	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.6	$—	$—	$5.6
Impaired loans and leases	14.0	—	—	14.0
Other real estate owned (“OREO”)	0.9	—	—	0.9

Total assets measured on a non-recurring basis at fair value	$20.5	$—	$—	$20.5

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of December 31, 2013:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	69.5	—	69.5	—
Obligations of state & political subdivisions	37.0	—	37.0	—
Mortgage-backed securities	119.4	—	119.4	—
Collateralized mortgage obligations	44.2	—	44.2	—
Mutual funds	17.1	17.1	—	—
Other debt securities	1.9	—	1.9	—

Total assets measured on a recurring basis at fair value	$289.2	$17.2	$272.0	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$4.9	$—	$—	$4.9
Impaired loans and leases	16.1	—	—	16.1
OREO	0.9	—	—	0.9

Total assets measured on a non-recurring basis at fair value	$21.9	$—	$—	$21.9

During the three and six months ended June 30, 2014 a net increase of $78 thousand and a net decrease of $68 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the six months ended June 30, 2014.

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

Long-term FHLB Advances and Other Borrowings

The fair value of long-term FHLB advances (with original maturities of greater than one year) and other borrowings, which include a $5.4 million term loan, is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of June 30, 2014		As of December 31 2013
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$102,964	$102,964	$81,071	$81,071
Investment securities, available for sale	See Note 16	266,402	266,402	285,808	285,808
Investment securities, trading	Level 2	3,597	3,597	3,437	3,437
Loans held for sale	Level 2	1,631	1,631	1,350	1,350
Net portfolio loans and leases	Level 3	1,600,072	1,616,762	1,531,670	1,534,631
Mortgage servicing rights	Level 3	4,760	5,552	4,750	5,733
Other assets	Level 3	22,808	22,808	21,819	21,819

Total financial assets		$2,002,234	$2,019,716	$1,929,905	$1,933,849

Financial liabilities:
Deposits	Level 2	$1,619,932	$1,619,636	$1,591,347	$1,591,215
Short-term borrowings	Level 2	13,320	13,320	10,891	10,891
Long-term FHLB advances and other borrowings	Level 2	233,132	233,363	205,644	205,149
Other liabilities	Level 2	21,470	21,470	23,885	23,885

Total financial liabilities		$1,887,854	$1,887,789	$1,831,767	$1,831,140

*	See Note 16 for a description of fair value hierarchy levels.

Note 18 - New Accounting Pronouncements

FASB ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.”

Issued in January 2014, ASU 2014-01 provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Corporation is evaluating the impact of the adoption of this guidance. However, it is not expected to have a significant impact on the presentation of the Corporation’s consolidated financial statements.

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

FASB ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).”

Issued in April 2014, ASU 2014-08 changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in this update also require expanded disclosures for discontinued operations. A public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market should apply the amendments in this update prospectively to both of the following: (1) All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; (2) All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. An entity should not apply the amendments in this update to a component of an entity, or a business or nonprofit activity that is classified as held for sale before the effective date even if the component of an entity, or business or nonprofit activity, is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Corporation does not anticipate a significant impact on its consolidated financial statements related to this guidance.

FASB ASU 2014-09, “Revenue from Contracts with Customers”

Issued on May 28, 2014, ASU No. 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Corporation on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Corporation is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Corporation has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

FASB ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”

Issued on June 19, 2014, ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation—Stock Compensation, to awards with performance conditions that affect vesting. A performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB ASC 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. For all entities, ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Corporation is evaluating the impact of the adoption of this guidance. However, it is not expected to have a significant impact on its results of operations.

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

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many agencies including the Securities and Exchange Commission (“SEC”), NASDAQ, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

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

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2013 Annual Report.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2014, as compared to the same periods in 2013, and the changes in its financial condition as of June 30, 2014 as compared to December 31, 2013. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results

•	Net income for the three months ended June 30, 2014 was $7.6 million, an increase of $1.4 million as compared to net income of $6.3 million for the same period in 2013. Diluted earnings per share of $0.55 for the three months ended June 30, 2014 was a $0.09 increase from the same period in 2013.

•	Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended June 30, 2014 were 12.80% and 1.45%, respectively, as compared to ROE and ROA of 11.90% and 1.28%, respectively, for the same period in 2013.

•	Tax-equivalent net interest income increased $1.5 million, or 8.5%, to $19.6 million for the three months ended June 30, 2014, as compared to $18.0 million for the same period in 2013.

•	The Corporation recorded a negative provision for loan and lease losses (the “Provision”), or a release from the allowance for loan and lease losses (the “Allowance”) of $100 thousand for the three months ended June 30, 2014, a decrease of $1.1 million from the $1.0 million recorded for the same period in 2013.

•	Non-interest income of $12.8 million for the three months ended June 30, 2014 decreased $186 thousand, or 1.4%, as compared to $12.9 million for the same period in 2013.

•	Included in non-interest income, fees for Wealth Management services of $9.5 million for the three months ended June 30, 2014 increased $405 thousand, or 4.5%, as compared to $9.1 million for the same period in 2013.

•	Non-interest expense of $20.6 million for the three months ended June 30, 2014 decreased $102 thousand, or 0.5%, as compared to $20.5 million for the same period in 2013.

Six Month Results

•	Net income for the six months ended June 30, 2014 was $14.3 million, an increase of $2.7 million as compared to net income of $11.6 million for the same period in 2013. Diluted earnings per share of $1.03 for the six months ended June 30, 2014 was an $0.18 increase from the same period in 2013.

•	ROE and ROA for the six months ended June 30, 2014 were 12.26% and 1.39%, respectively, as compared to ROE and ROA of 11.25% and 1.18%, respectively, for the same period in 2013.

•	Tax-equivalent net interest income increased $2.9 million, or 8.0%, to $38.4 million for the six months ended June 30, 2014, as compared to $35.5 million for the same period in 2013.

•	The provision for loan and lease losses of $650 thousand for the six months ended June 30, 2014 was a decrease of $1.2 million, or 64.0%, as compared to $1.8 million for the same period in 2013.

•	Non-interest income of $23.9 million for the six months ended June 30, 2014 decreased $837 thousand, or 3.4%, as compared to $24.7 million for the same period in 2013.

•	Included in non-interest income, fees for Wealth Management services of $18.4 million for the six months ended June 30, 2014 increased $969 thousand, or 5.6%, as compared to $17.4 million for the same period in 2013.

•	Non-interest expense of $39.5 million for the six months ended June 30, 2014 decreased $1.2 million, or 3.0%, as compared to $40.8 million for the same period in 2013.

Changes in Financial Condition

•	Total assets of $2.13 billion as of June 30, 2014 increased $69.6 million from December 31, 2013.

•	Shareholders’ equity of $243.4 million as of June 30, 2014 increased $13.5 million from $229.9 million as of December 31, 2013.

•	Total portfolio loans and leases as of June 30, 2014 were $1.62 billion, an increase of $68.4 million from the December 31, 2013 balance.

•	Total non-performing loans and leases of $8.4 million represented 0.52% of portfolio loans and leases as of June 30, 2014 as compared to $10.5 million, or 0.68% of portfolio loans and leases as of December 31, 2013.

•	The $15.5 million Allowance, as of June 30, 2014, represented 0.96% of portfolio loans and leases, as compared to $15.5 million, or 1.00% of portfolio loans as of December 31, 2013.

•	Total deposits of $1.62 billion as of June 30, 2014 increased $28.6 million, or 1.8%, from $1.59 billion as of December 31, 2013.

•	Wealth Management assets under management, administration, supervision and brokerage as of June 30, 2014 were $7.57 billion, an increase of $301.6 million from December 31, 2013.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2014 and 2013 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Annualized return on average equity	12.80%	11.90%	12.26%	11.25%
Annualized return on average assets	1.45%	1.28%	1.39%	1.18%
Efficiency ratio[1]	64.06%	66.49%	63.69%	67.86%
Tax-equivalent net interest margin	4.03%	3.98%	4.02%	3.91%
Basic earnings per share	$0.56	$0.47	$1.06	$0.87
Diluted earnings per share	$0.55	$0.46	$1.03	$0.86
Dividend per share	$0.18	$0.17	$0.36	$0.34
Dividend declared per share to net income per basic common share	32.1%	36.2%	34.0%	39.1%

[1]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

The following table presents certain key period-end balances and ratios as of June 30, 2014 and December 31, 2013:

(dollars in millions, except per share amounts)	June 30, 2014	December 31, 2013
Book value per share	$17.74	$16.84
Tangible book value per share	$14.03	$13.02
Allowance as a percentage of loans and leases	0.96%	1.00%
Tier I capital to risk weighted assets	11.85%	11.57%
Tangible common equity ratio	9.32%	8.92%
Loan to deposit ratio	99.8%	97.3%
Wealth assets under management, administration, supervision and brokerage	$7,569.8	$7,268.3
Portfolio loans and leases	$1,615.5	$1,547.2
Total assets	$2,131.2	$2,061.7
Shareholders’ equity	$243.4	$229.9

The following sections discuss, in detail, the Corporation’s results of operations for the three and six months ended June 30, 2014, as compared to the same period in 2013, and the changes in its financial condition as of June 30, 2014 as compared to December 31, 2013.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and six months ended June 30, 2014 and 2013, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rate paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income of $19.6 million for the three months ended June 30, 2014 increased $1.5 million, as compared to the same period in 2013. The increase in net interest income between the periods was primarily driven by volume increases, with average loan balances increasing by $172.3 million, which was partially offset by a $53.9 million decrease in average available for sale investment securities. The net increase in average interest-earning assets was partially offset by a $82.3 million increase in average interest-bearing liabilities between periods.

For the six months ended June 30, 2014, tax-equivalent net interest income of $38.4 million was a $2.9 million increase from the same period in 2013. Average interest-earning assets for the six months ended June 30, 2014 increased $93.7 million, while interest-bearing liabilities increased by $44.5 million from the same period in 2013. The tax-equivalent yield earned on assets increased by 11 basis points and the tax-equivalent rate paid on interest-bearing liabilities increased by 1 basis point.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended June 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$70,775	$44	0.25%	$59,981	$41	0.27%
Investment securities—available for sale:
Taxable	235,853	903	1.54%	287,287	846	1.18%
Non-taxable(3)	35,977	151	1.68%	38,442	146	1.52%

Total investment securities—available for sale	271,830	1,054	1.56%	325,729	922	1.22%
Investment securities—trading	3,518	17	1.94%	2,168	13	2.41%
Loans and leases(1)(2)(3)	1,600,384	19,936	5.00%	1,428,069	18,277	5.13%

Total interest-earning assets	1,946,507	21,051	4.34%	1,815,947	19,323	4.27%
Cash and due from banks	12,067			12,876
Allowance for loan and lease losses	(16,073)			(14,625)
Other assets	153,990			151,933

Total assets	$2,096,491			$1,966,131

Liabilities:
Savings, NOW, and market rate accounts	$963,746	420	0.17%	$969,654	445	0.18%
Wholesale deposits	91,761	147	0.64%	42,734	44	0.41%
Time deposits	127,167	146	0.46%	164,247	205	0.50%

Total interest-bearing deposits	1,182,674	713	0.24%	1,176,635	694	0.24%
Short-term borrowings	17,220	5	0.12%	13,358	4	0.12%
Long-term FHLB advances and other borrowings	222,851	781	1.41%	150,468	596	1.59%

Total borrowings	240,071	786	1.31%	163,826	600	1.47%

Total interest-bearing liabilities	1,422,745	1,499	0.42%	1,340,461	1,294	0.39%
Non-interest-bearing deposits	416,104			391,387
Other liabilities	19,368			23,617

Total non-interest-bearing liabilities	435,472			415,004

Total liabilities	1,858,217			1,755,465
Shareholders’ equity	238,274			210,666

Total liabilities and shareholders’ equity	$2,096,491			$1,966,131

Net interest spread			3.92%			3.88%
Effect of non-interest-bearing liabilities			0.11%			0.10%

Tax equivalent net interest income and margin on earning assets(3)		$19,552	4.03%		$18,029	3.98%

Tax-equivalent adjustment(3)		$110	0.02%		$106	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

	For the Six Months Ended June 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$69,300	$81	0.24%	$88,518	$110	0.25%
Investment securities—available for sale:
Taxable	240,404	1,875	1.57%	288,187	1,735	1.21%
Non-taxable(3)	36,270	304	1.69%	36,308	269	1.49%

Total investment securities—available for sale	276,674	2,179	1.59%	324,495	2,004	1.24%
Investment securities—trading	3,478	24	1.39%	1,933	15	1.56%
Loans and leases(1)(2)(3)	1,575,165	39,043	5.00%	1,415,944	36,147	5.15%

Total interest-earning assets	1,924,617	41,327	4.33%	1,830,890	38,276	4.22%
Cash and due from banks	12,184			13,080
Allowance for loan and lease losses	(15,918)			(14,659)
Other assets	154,150			150,953

Total assets	$2,075,033			$1,980,264

Liabilities:
Savings, NOW, and market rate accounts	$955,186	824	0.17%	$972,544	924	0.19%
Wholesale deposits	84,402	262	0.63%	46,435	98	0.43%
Time deposits	130,850	316	0.49%	177,518	447	0.51%

Total interest-bearing deposits	1,170,438	1,402	0.24%	1,196,497	1,469	0.25%
Short-term borrowings	15,167	8	0.11%	12,672	7	0.13%
Long-term FHLB advances and other borrowings	217,657	1,527	1.41%	149,573	1,264	1.70%

Total borrowings	232,824	1,535	1.33%	162,245	1,271	1.58%

Total interest-bearing liabilities	1,403,262	2,937	0.42%	1,358,742	2,740	0.41%
Non-interest-bearing deposits	415,810			389,146
Other liabilities	20,948			24,878

Total non-interest-bearing liabilities	436,758			414,024

Total liabilities	1,840,020			1,772,766
Shareholders’ equity	235,013			207,498

Total liabilities and shareholders’ equity	$2,075,033			$1,980,264

Net interest spread			3.91%			3.81%
Effect of non-interest-bearing liabilities			0.11%			0.10%

Tax equivalent net interest income and margin on earning assets(3)		$38,390	4.02%		$35,536	3.91%

Tax-equivalent adjustment(3)		$225	0.02%		$204	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax equivalent basis*)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2014 as compared to the same periods in 2013, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2014 Compared to 2013
	Three Months Ended June 30,			Six Months Ended June 30,
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$7	$(4)	$3	$(26)	$(3)	$(28)
Investment securities	(154)	220	66	(276)	460	184
Loans and leases	2,183	(524)	1,659	4,068	(1,172)	2,896

Total interest income	$2,036	$(308)	$1,728	$3,766	$(715)	$3,051

Interest expense:
Savings, NOW and market rate accounts	$(3)	$(22)	$(25)	$(14)	$(86)	$(100)
Wholesale non-maturity deposits	9	(2)	7	14	(12)	2
Time deposits	(46)	(13)	(59)	(118)	(13)	(131)
Wholesale time deposits	61	35	96	100	62	162
Borrowed funds**	287	(101)	186	578	(314)	264

Total interest expense	308	(103)	205	560	(363)	197

Interest differential	$1,728	$205	$1,523	$3,206	$(352)	$2,854

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include subordinated debentures, short-term borrowings and Federal Home Loan Bank (“FHLB”) advances and other borrowings.

Tax Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin increased 5 basis points to 4.03% for the three months ended June 30, 2014, from 3.98% for the same period in 2013. The increase in the tax-equivalent net interest margin was primarily driven by volume increases in interest-earning assets. Average interest-earning assets increased $130.6 million, while average interest-bearing liabilities increased by $82.3 million. The increase in average interest-earning assets between periods was largely related to a $172.3 million increase in average portfolio loans, partially offset by a $53.9 million decrease in available for sale investment securities. The yield on loans for the three months ended June 30, 2014 declined by 13 basis points from the same period in 2013, while the yield on available for sale investment securities increased by 34 basis points increase in between the three month periods ended June 30, 2013 and June 30, 2014. The increase in rate paid on average interest-bearing liabilities was primarily related to a $76.2 million increase in average borrowings. The increase in long-term borrowings as well as the cash flows from available for sale investment securities were used to fund loan growth.

The Corporation’s tax-equivalent net interest margin increased 11 basis points to 4.02% for the six months ended June 30, 2014, from 3.91% for the same period in 2013. Average interest-earning assets increased $93.7 million, while average interest-bearing liabilities increased by $44.5 million. The increase in average interest-earning assets between periods was largely related to a $159.2 million increase in average portfolio loans, partially offset by a $47.8 million decrease in available for sale investment securities. The yield on loans for the six months ended June 30, 2014 declined by 15 basis points compared to the same period in 2013. However, this reduction was offset by a 35 basis point increase in yield on available for sale investment securities between six month periods ended June 30, 2013 and June 30, 2014.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Net Interest Margin
2nd Quarter 2014	4.34%	0.42%	3.92%	0.11%	4.03%
1st Quarter 2014	4.32%	0.42%	3.90%	0.12%	4.02%
4th Quarter 2013	4.33%	0.40%	3.93%	0.10%	4.03%
3rd Quarter 2013	4.33%	0.38%	3.95%	0.10%	4.05%
2nd Quarter 2013	4.27%	0.39%	3.88%	0.10%	3.98%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After June 30, 2014		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2013
	Amount	Percentage	Amount	Percentage
+300 basis points	$4,804	6.35%	$6,289	8.19%
+200 basis points	$1,531	4.21%	$3,537	4.61%
+100 basis points	$191	0.25%	$1,146	1.49%
-100 basis points	$(2,051)	(2.71)%	$(1,868)	(2.43)%

The above interest rate simulation suggests that the Corporation’s balance sheet is slightly asset sensitive as of June 30, 2014 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a small, but positive impact on net interest income over the next 12 months. The Corporation’s balance sheet is more asset sensitive in the other rate increase and decrease scenarios. It should be noted, however, that the balance sheet is less asset sensitive, in a rising-rate environment, as of June 30, 2014 than it was as of December 31, 2013. This change in sensitivity is primarily related to a revision in the assumptions used for determining interest rate increases on non-maturity deposits in a rising-rate environment. The ALCO reviewed the model’s assumptions during the first quarter of 2014 and determined that a more reactive approach to adjusting deposit rates in rising-rate scenarios was appropriate, as the ongoing low-rate environment may have impacted customer behavior by heightening their sensitivity to rising rates.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of June 30, 2014:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$85.9	$—	$—	$—	$—	$85.9
Investment securities – available for sale	40.8	62.4	116.0	47.2	—	266.4
Investment securities – trading	3.6	—	—	—	—	3.6
Loans and leases(1)	484.0	190.6	696.4	246.1	—	1,617.1
Allowance for loan and lease losses	—	—	—	—	(15.5)	(15.5)
Cash and due from banks	—	—	—	—	17.0	17.0
Other assets	—	—	—	—	156.7	156.7

Total assets	$614.3	$253.0	$812.4	$293.3	$158.2	$2,131.2

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$27.2	$81.6	$116.9	$211.0	$—	$436.7
Savings, NOW and market rate	68.4	205.3	476.0	217.9	—	967.6
Time deposits	34.9	61.5	27.2	—	—	123.6
Wholesale non-maturity deposits	41.8	—	—	—	—	41.8
Wholesale time deposits	3.1	1.0	46.1	—	—	50.2
Short-term borrowings	13.3	—	—	—	—	13.3
Long-term FHLB advances and other borrowings	50.8	10.9	166.0	5.4	—	233.1
Other liabilities	—	—	—	—	21.5	21.5
Shareholders’ equity	8.7	26.1	139.1	69.5	—	243.4

Total liabilities and shareholders’ equity	$248.2	$386.4	$971.3	$503.8	$21.5	$2,131.2

Interest-earning assets	$614.3	$253.0	$812.4	$293.3	$—	$1,973.0
Interest-bearing liabilities	212.3	278.7	715.3	223.3	—	1,429.6

Difference between interest-earning assets and interest-bearing liabilities	$402.0	$(25.7)	$97.1	$70.0	$—	$543.4

Cumulative difference between interest earning assets and interest-bearing liabilities	$402.0	$376.3	$473.4	$543.4	$—	$543.4

Cumulative earning assets as a % of cumulative interest bearing liabilities	289%	177%	139%	139%

(1)	Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset-sensitive in the immediate to 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Conversely, if rates decline, net interest income may decline. It should be noted that the gap analysis is only one tool used to measure interest rate sensitivity and should be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at March 31, 2014 and December 31, 2013.

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended June 30, 2014, the Corporation recorded a $100 thousand release from Allowance as compared to a $1 million Provision for the same period in 2013. For the six months ended June 30, 2014, the Corporation recorded a $650 thousand

Provision as compared to $1.8 million for the same period in 2013. Lower net charge-offs, reductions in nonperforming loans, upgrades of internally-assigned risk ratings of the Corporation’s loan portfolio as well as improvements to certain qualitative factors considered in the calculation of the Allowance contributed to the decreases in the Provision between the respective periods. For a general discussion of the allowance for loan and lease losses, and our policies related thereto, refer to page 41 of the Corporation’s 2013 Annual Report.

Asset Quality and Analysis of Credit Risk

As of June 30, 2014, total nonperforming loans and leases decreased by $2.1 million, to $8.4 million, representing 0.52% of portfolio loans and leases, as compared to $10.5 million, or 0.68% of portfolio loans and leases as of December 31, 2013. The decrease was comprised of a $744 thousand decrease in nonperforming residential mortgage loans, an $810 decrease in nonperforming commercial and industrial loans, a $361 thousand decrease in nonperforming construction loans and a $182 thousand decrease in nonperforming commercial mortgages. The decrease in nonperforming loans and leases was comprised of payoffs and returns to performing status of $2.6 million, full and partial charge-offs of $199 thousand, and foreclosure of loans to OREO of $875 thousand. These decreases were partially offset by $1.5 million of loans and leases that became non-performing during the period.

As of June 30, 2014, the Allowance of $15.5 million represented 0.96% of portfolio loans and leases, a 4 basis point decrease from 1.00% as of December 31, 2013.

As of June 30, 2014, the Corporation had OREO valued at $853 thousand, as compared to $855 thousand as of December 31, 2013. The balance as of June 30, 2014 was comprised of four residential properties. All properties are recorded at the lower of cost or fair value less cost to sell. Proceeds from the sale of OREO properties totaled $1.1 million for both the three and six months ended June 30, 2014. Gain on sale of OREO properties totaled $220 thousand for both the three and six months ended June 30, 2014.

As of June 30, 2014, the Corporation had $9.1 million of troubled debt restructurings (“TDRs”), of which $7.5 million were in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2013, the Corporation had $9.0 million of TDRs, of which $7.3 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of June 30, 2014, the Corporation had a recorded investment of $15.7 million of impaired loans and leases which included $9.1 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2013 totaled $17.6 million, which included $9.0 million of TDRs. Refer to Note 4H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	June 30, 2014	December 31, 2013
Non-Performing Assets:
Non-accrual loans and leases	$8,388	$10,530
Other real estate owned	853	855

Total non-performing assets	$9,241	$11,385

Troubled Debt Restructures:
TDRs included in non-performing loans	$1,597	$1,699
TDRs in compliance with modified terms	7,487	7,277

Total TDRs	$9,084	$8,976

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	184.4%	147.3%
Non-performing loans and leases to total portfolio loans and leases	0.52%	0.68%
Allowance for loan and lease losses to total portfolio loans and leases	0.96%	1.00%
Non-performing assets to total assets	0.43%	0.55%
Total portfolio loans and leases	$1,615,542	$1,547,185
Allowance for loan and lease losses	$15,470	$15,515

NON-INTEREST INCOME

Three Months Ended June 30, 2014 Compared to the Same Period in 2013

Non-interest income for the three months ended June 30, 2014 was $12.8 million, a decrease of $186 thousand from the same period in 2013. The decrease was largely related to the $955 thousand, or 64.0%, decrease in gain on sale of residential mortgage loans between the three month periods ended June 30, 2014 and June 30, 2013. During the three months ended June 30, 2014, the volume of residential mortgage loans sold to the secondary market decreased, with residential mortgages sold totaling $15.2 million, as compared to $46.5 million during the same period in 2013, a 67.3% decrease. This decline was a result of the end of the mortgage refinancing boom which wound down during the first half of 2013. Partially offsetting this decrease in non-interest income was a $405 thousand increase in revenue from wealth management services for the three months ended June 30, 2014 as compared to the same period in 2013. Wealth Management Division assets under management, administration, supervision and brokerage as of June 30, 2014 were $7.6 billion, an increase of $715 million, or 10.4%, from June 30, 2013. The increase was driven by organic growth related to strategic initiatives within the division, along with market appreciation and other new business between the dates. Also contributing to non-interest income for the three months ended June 30, 2014 was $220 thousand in gain on sale of OREO, an increase of $361 thousand from the same period in 2013, in which a loss of $141 thousand was recorded. Four properties were sold during the second quarter of 2014.

Six Months Ended June 30, 2014 Compared to the Same Period in 2013

Non-interest income for the six months ended June 30, 2014 was $23.9 million, a decrease of $837 thousand from the same period in 2013. The decrease was largely related to the $2.1 million, or 71.4%, decline in gain on sale of residential mortgage loans between the six month periods ended June 30, 2014 and June 30, 2013. Partially offsetting this decrease in non-interest income was a $969 thousand increase in revenue from wealth management services for the six months ended June 30, 2014 as compared to the same period in 2013. In addition, gain on sale of OREO increased by $413 thousand for the six months ended June 30, 2014, as compared to the same period in 2013, in which a loss of $193 thousand was recorded.

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Residential mortgage loans held in portfolio	$310.5	$280.7	$310.5	$280.7
Mortgage originations	$32.1	$55.1	$47.9	$120.2
Mortgage loans sold:
Servicing retained	$15.2	$46.2	$24.2	$97.6
Servicing released	—	0.3	0.2	0.5

Total mortgage loans sold	$15.2	$46.5	$24.4	$98.1

Percent servicing-retained	100.0%	99.3%	99.4%	99.5%
Percent servicing-released	—%	0.7%	0.6%	0.5%
Percent of originated mortgage loans sold	47.2%	84.6%	50.9%	81.6%
Mortgage servicing rights (“MSRs”)	$4.8	$4.8	$4.8	$4.8
Net gain on sale of loans	$0.5	$1.5	$0.9	$3.0
Loan servicing and other fees	$0.4	$0.4	$0.9	$0.9
Amortization of MSRs	$0.1	$0.2	$0.2	$0.4
Net (recovery) impairment of MSRs	$—	$(0.1)	$—	$0.0
Yield on loans sold (includes MSR income)	3.54%	3.20%	3.53%	3.07%
Loans serviced for others(1)	$622.8	$623.5	$622.8	$623.5

(1)	Includes residential mortgage, commercial mortgage, and commercial and industrial loans.

The following table provides details of other operating income for the three and six months ended June 30, 2014 and 2013:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Merchant interchange fees	$236	$205	$449	$395
Commissions and fees	166	165	304	203
Safe deposit box rentals	99	97	199	194
Insurance commissions	131	147	240	267
Other investment income	332	164	375	181
Title insurance income	—	44	—	194
Rental income	42	50	94	104
Miscellaneous other income	252	497	375	656

Other operating income	$1,258	$1,369	$2,036	$2,194

NON-INTEREST EXPENSE

Three Months Ended June 30, 2014 Compared to the Same Period in 2013

Non-interest expense for the three months ended June 30, 2014 increased $102 thousand, to $20.6 million, as compared to $20.5 million for the same period in 2013. Contributing to this increase were increases of $608 thousand in salaries and $250 thousand in professional fees between the periods. The increase in salaries was related to increases in information services staffing, the establishment of two senior management level positions, and the payment of severance benefits and annual salary increases. The increase in professional fees was primarily related to the engagement of consultants to assist in connection with ongoing infrastructure enhancement projects. Offsetting these increases was a $403 thousand decrease in employee benefits expense, as better-than-expected returns on pension assets in 2013 along with an increase in the discount rate used to calculate periodic pension costs helped reduce costs associated with the Corporation’s retirement plans. In addition, due diligence and merger-related costs decreased $311 thousand between periods, as those merger-integration costs associated with the MidCoast Bancorp, Inc. merger transaction, which was terminated in August of 2013, were not present during the second quarter on 2014.

Six Months Ended June 30, 2014 Compared to the Same Period in 2013

Non-interest expense for the six months ended June 30, 2014 decreased $1.2 million, to $39.5 million, as compared to $40.8 million for the same period in 2013. Contributing to this decrease were decreases of $761 thousand in due diligence and merger-related costs, which had been associated with the MidCoast Bancorp, Inc. merger mentioned above, as well as the absence of early extinguishment of debt costs that had been incurred in 2013 related to early payment of certain FHLB borrowings and subordinated debt obligations. Partially offsetting these decreases were increases of $238 thousand in salaries and $268 thousand in professional fees related to the ongoing infrastructure enhancement projects discussed above.

The following table provides details of other operating expenses for the three and six months ended June 30, 2014 and 2013:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Information technology	$697	$732	$1,346	$1,513
Loan processing	122	281	361	602
Other taxes	24	17	36	37
Temporary help and recruiting	246	317	433	817
Telephone and data lines	353	364	656	783
Travel and entertainment	200	162	328	286
Stationary and supplies	127	119	232	271
Postage	133	103	261	261
Director fees	135	147	260	258
Investment portfolio maintenance	78	95	174	191
Dues and subscriptions	93	90	175	178
Insurance	191	177	395	369
Deferred compensation expense	174	69	183	234
Outsourced services	108	102	216	213
Miscellaneous other expense	509	462	1,119	911

Other operating expense	$3,190	$3,237	$6,175	$6,924

INCOME TAXES

Income tax expense for the three months ended June 30, 2014 was $4.1 million, as compared to $3.1 million for the same period in 2013, reflecting an increase in the effective tax rate from 33.1% for the second quarter of 2013 to 34.9% for the second quarter of 2014. The increase in effective tax rate was primarily related to a $152 thousand tax credit recorded in the three months ended June 30, 2013 in connection with a change-in-method election related to the Corporation’s deferred compensation plans.

Income tax expense for the six months ended June 30, 2014 was $7.6 million, as compared to $5.9 million for the same period in 2013, reflecting an increase in the effective tax rate from 33.9% for the six months ended June 30, 2013 to 34.7% for the same period in 2014. The 80 basis point increase in effective tax rate was primarily related to the tax credit recorded in the six months ended June 30, 2013 in connection with a change-in-method election related to the Corporation’s deferred compensation plans.

BALANCE SHEET ANALYSIS

Total assets as of June 30, 2014 of $2.13 billion increased $69.6 million, or 3.4%, from $2.06 billion as of December 31, 2013. Interest-bearing deposits with banks increased $18.3 million, or 27.1%, portfolio loans and leases increased $68.4 million, or 4.4%, available for sale investments decreased $19.4 million, or 6.8%, total deposits increased $28.6 million, or 1.8%, and long-term FHLB advances and other borrowings increased $27.5 million, or 13.4%, between the two dates. The increased loan demand was funded through redeployment of cash flows from the investment portfolio, as well as increases in long-term FHLB advances and deposit inflows.

Loans and Leases

The table below compares the portfolio loans and leases outstanding at June 30, 2014 to December 31, 2013:

	June 30, 2014		December 31, 2013		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$666,924	41.3%	$625,341	40.4%	$41,583	6.6%
Home equity lines & loans	185,593	11.5%	189,571	12.3%	(3,978)	(2.1)%
Residential mortgage	310,491	19.2%	300,243	19.4%	10,248	3.4%
Construction	55,051	3.4%	46,369	3.0%	8,682	18.7%
Commercial and industrial	334,474	20.7%	328,459	21.2%	6,015	1.8%
Consumer	18,907	1.2%	16,926	1.1%	1,981	11.7%
Leases	44,102	2.7%	40,276	2.6%	3,826	9.5%

Total portfolio loans and leases	1,615,542	100.0%	1,547,185	100.0%	68,357	4.4%
Loans held for sale	1,631		1,350		281	20.8%

Total loans and leases	$1,617,173		$1,548,535		$68,638	4.4%

Overall, portfolio loans and leases increased by $68.4 million, or 4.4%, as of June 30, 2014 as compared to December 31, 2013. As detailed in the table above, the most significant increase was seen in the commercial mortgage and residential mortgage segments of the portfolio.

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

Cash and Investment Securities

As of June 30, 2014, liquidity remained strong as the Corporation had $71.0 million of cash balances at the Federal Reserve and $14.6 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of June 30, 2014 totaled $266.4 million, as compared to $285.8 million as of December 31, 2013, as cash flows from investment maturities were utilized to fund loan originations. The $19.4 million decrease in investment securities available for sale during the six months ended June 30, 2014 was concentrated in the mortgage-related and U.S. Government and agencies segments of the portfolio, which decreased $12.8 million and $6.2 million, respectively, between June 30, 2014 and December 31, 2013. The Corporation has remained focused on maintaining liquidity and reducing interest rate risk by favoring investments that have both strong credit quality and a reasonable yield, while still limiting extension risk.

Deposits and Borrowings

Deposits and borrowings as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$263,247	16.3%	$266,787	16.8%	$(3,540)	(1.3)%
Money market	559,070	34.5%	544,310	34.2%	14,760	2.7%
Savings	145,312	9.0%	135,240	8.5%	10,072	7.4%
Wholesale non-maturity deposits	41,840	2.6%	42,936	2.7%	(1,096)	(2.6)%
Wholesale time deposits	50,152	3.1%	34,640	2.2%	15,512	44.8%
Retail time deposits	123,572	7.6%	140,794	8.8%	(17,222)	(12.2)%

Interest-bearing deposits	1,183,193	73.0%	1,164,707	73.2%	18,486	1.6%
Non-interest-bearing deposits	436,739	27.0%	426,640	26.8%	10,099	2.4%

Total deposits	$1,619,932	100.0%	$1,591,347	100.0%	$28,585	1.8%

	June 30, 2014		December 31, 2013		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$13,320	5.4%	$10,891	5.0%	$2,429	22.3%
Long-term FHLB advances and other borrowings	233,132	94.6%	205,644	95.0%	27,488	13.4%

Borrowed funds	$246,452	100.0%	$216,535	100.0%	$29,917	13.8%

Total deposits as of June 30, 2014 increased $28.6 million from the levels present as of December 31, 2013. As detailed in the table above, the most significant increases were in the money market, savings, wholesale time and non-interest-bearing deposit categories. These increases were partially offset by decreases in the retail time deposit and interest-bearing checking categories.

Long-term FHLB advances and other borrowings increased by $27.5 million during the six months ended June 30, 2014 as loan demand required increased borrowings to supplement the increase in deposits.

Capital

Consolidated shareholder’s equity of the Corporation was $243.4 million, or 11.4% of total assets as of June 30, 2014, as compared to $229.9 million, or 11.2% of total assets as of December 31, 2013. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2014 and December 31, 2013:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2014:
Total (Tier II) capital to risk weighted assets
Corporation	$213,267	12.79%	$166,750	10.00%
Bank	209,959	12.62%	166,354	10.00%
Tier I capital to risk weighted assets
Corporation	197,638	11.85%	100,050	6.00%
Bank	194,330	11.68%	99,812	6.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	197,638	9.66%	102,294	5.00%
Bank	194,330	9.51%	102,202	5.00%
Tangible common equity to tangible assets
Corporation	194,090	9.32%
Bank	190,782	9.18%

December 31, 2013:
Total (Tier II) capital to risk weighted assets
Corporation	$200,667	12.55%	$159,924	10.00%
Bank	197,463	12.38%	159,493	10.00%
Tier I capital to risk weighted assets
Corporation	185,022	11.57%	95,954	6.00%
Bank	181,818	11.40%	95,696	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	185,022	9.29%	99,543	5.00%
Bank	181,818	9.14%	99,424	5.00%
Tangible common equity to tangible assets
Corporation	179,457	8.92%
Bank	176,254	8.78%

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. The capital ratios as of June 30, 2014 for both the Bank and the Corporation have improved from their December 31, 2013 levels. These increases were the result of increases in retained earnings, issuance of shares (primarily through the exercise of stock options), and decreases in accumulated other comprehensive losses between the dates. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank. However, the final rules approved by the Federal Reserve on July 2, 2013, related to the Basel III regulatory capital reforms, which are further discussed in our 2013 Annual Report.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the six months ended June 30, 2014, the Corporation issued 1,159 shares and raised $32 thousand through the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of June 30, 2014	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2013	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$624.2	72.0%	$628.4	74.7%	$(4.2)	(0.7)%
Federal Reserve Bank of Philadelphia	84.0	100.0%	73.3	100.0%	10.7	14.6%
Fed Funds Lines (six banks)	64.0	100.0%	64.0	100.0%	—	—%
Revolving line of credit with correspondent bank	3.0	100.0%	3.0	100.0%	—	—%

	$775.2	76.2%	$768.7	78.3%	$6.5	0.9%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with CDC to provide up to $5 million, excluding accrued interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $5.2 million in balances as of June 30, 2014 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $34.5 million in balances as of June 30, 2014 under this program.

The Corporation continually evaluates the cost and mix of its retail and wholesale funding sources relative to earning assets and expected future earning-asset growth. The Corporation believes that with its current branch network, along with the available borrowing capacity at FHLB and other sources, it has sufficient capacity available to fund expected earning-asset growth.

Discussion of Segments

The Corporation has two principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking and Wealth Management (see Note 10 in the accompanying Notes to Consolidated Financial Statements).

The Wealth Management segment, as discussed in the Non-Interest Income section above recorded a pre-tax segment profit (“PTSP”) of $3.9 million and $7.4 million for the three and six months ended June 30, 2014, respectively, as compared to PTSP of $3.5 million and $6.3 million for the respective periods in 2013. The Wealth Management segment provided 33.4% and 33.9% of the Corporation’s pre-tax profit for the three months ended June 30, 2014 and 2013, respectively and 36.9% and 36.0 % of the Corporation’s pre-tax profit for the six months ended June 30, 2014 and 2013, respectively.

The Banking Segment recorded a PTSP of $7.8 million and $14.5 million for the three and six months ended June 30, 2014, respectively, as compared to $5.9 million and $11.2 million for the respective periods in 2013. The Banking Segment provided 66.6% and 66.1% of the Corporation’s pre-tax profit for the three months ended June 30, 2014 and 2013, respectively and 63.1% and 64.0 % of the Corporation’s pre-tax profit for the six months ended June 30, 2014 and 2013, respectively.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2014 were $453.6 million, as compared to $405.3 million at December 31, 2013.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2014 amounted to $23.7 million, as compared to $21.2 million at December 31, 2013.

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

Contractual Cash Obligations of the Corporation as of June 30, 2014:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$1,446.2	$1,446.2	$—	$—	$—
Wholesale and retail time deposits	173.7	98.8	55.2	19.7	—
Short-term borrowings	13.3	13.3	—	—	—
Long-term FHLB advances and other borrowings	233.1	18.7	113.0	96.4	5.0
Operating leases	51.2	3.1	6.0	5.9	36.2
Purchase obligations	15.2	4.0	7.9	2.9	0.4
Non-discretionary pension contributions	0.1	0.1	—	—	—

Total	$1,932.8	$1,584.2	$182.1	$124.9	41.6

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

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this Quarterly Report on Form 10-Q, including, without limitation, this Item 2 of Part I, may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may”, “would”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “plan”, “forecast”, “project” and “believe” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

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

All written or oral forward-looking statements attributed to the Corporation and the Bank are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Quarterly Report and incorporated documents are based upon the Corporation’s beliefs and assumptions as of the date of this Quarterly Report. The Corporation assumes no obligation to update any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Quarterly Report or incorporated documents might not occur and you should not put undue reliance on any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

See Item 2 – “Management’s Discussion and Analysis of Results of Operations – Interest Rate Summary,” “Summary of Interest Rate Simulation,” and “Gap Analysis” for a discussion of the Corporation’s and Bank’s exposure to market risk since December 31, 2013. For further discussion of quantitative and qualitative disclosures about market risks, please also refer to the Corporation’s 2013 Annual Report.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2014.

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the first quarter of 2014 (1) :

Period	Total Number of Shares Purchased(2)(3)(4)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2014 – April 30, 2014	3,283	$27.96	—	195,705
May 1, 2014 – May 31, 2014	1,767	$27.70	—	195,705
June 1, 2014 – June 30, 2014	—	$—	—	195,705

Total	5,050	$27.87	—	195,705

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions. As of June 30, 2014, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.
(2)	On April 1, 2014, 1,401 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(3)	Between April 17, 2014 and April 22, 2014, the Corporation purchased 1,882 shares and retired them to treasury to satisfy statutory tax withholding requirements in connection with the exercise of stock option awards for certain of the Bank’s officers.
(4)	On May 15, 2014, 1,767 shares were purchased and retired to treasury to satisfy statutory tax withholding requirements in connection with the vesting of restricted stock awards for certain of the Bank’s officers.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description and References

2.1	Agreement and Plan of Merger, dated as of May 5, 2014, by and between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on May 5, 2014

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1*	Employment Letter Agreement , dated as of April 25, 2014, between the Corporation and Francis J. Leto, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 25, 2014

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

10.2	Form of Director Letter Agreement, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Management contract or compensatory plan arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: August 8, 2014	By:	/S/ FREDERICK C. PETERS II
Frederick C. Peters II
Chief Executive Officer

Date: August 8, 2014	By:	/S/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit No.	Description and References

2.1	Agreement and Plan of Merger, dated as of May 5, 2014, by and between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on May 5, 2014

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1*	Employment Letter Agreement , dated as of April 25, 2014, between the Corporation and Francis J. Leto, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 25, 2014

10.2	Form of Director Letter Agreement, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith