Form 10-Q
period 2014-09-30
BRYN MAWR BANK CORP
filed 2014-11-07
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2014
Common Stock, par value $1	13,732,297

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	(unaudited)
(dollars in thousands)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$11,312	$13,453
Interest bearing deposits with banks	56,253	67,618

Cash and cash equivalents	67,565	81,071
Investment securities available for sale, at fair value (amortized cost of $264,224 and $287,127 as of September 30, 2014 and December 31, 2013 respectively)	265,939	285,808
Investment securities, trading	3,803	3,437
Loans held for sale	1,375	1,350
Portfolio loans and leases	1,645,238	1,547,185
Less: Allowance for loan and lease losses	(15,599)	(15,515)

Net portfolio loans and leases	1,629,639	1,531,670

Premises and equipment, net	32,733	31,796
Accrued interest receivable	5,661	5,728
Deferred income taxes	5,786	8,690
Mortgage servicing rights	4,796	4,750
Bank owned life insurance	20,451	20,220
Federal Home Loan Bank stock	12,889	11,654
Goodwill	32,843	32,843
Intangible assets	17,459	19,365
Other investments	4,592	4,437
Other assets	18,351	18,846

Total assets	$2,123,882	$2,061,665

Liabilities
Deposits:
Non-interest-bearing	$438,221	$426,640
Interest-bearing	1,172,111	1,164,707

Total deposits	1,610,332	1,591,347

Short-term borrowings	13,980	10,891
FHLB advances and other borrowings	230,574	205,644
Accrued interest payable	874	841
Other liabilities	20,513	23,044

Total liabilities	1,876,273	1,831,767

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,702,510 and 16,596,869 shares as of September 30, 2014 and December 31, 2013, respectively, and outstanding of 13,730,581 and 13,650,354 as of September 30, 2014 and December 31, 2013, respectively	16,703	16,597
Paid-in capital in excess of par value	99,266	95,673
Less: Common stock in treasury at cost - 2,971,929 and 2,946,515 shares as of September 30, 2014 and December 31, 2013, respectively	(31,615)	(30,764)
Accumulated other comprehensive loss, net of tax benefit	(3,931)	(5,565)
Retained earnings	167,186	153,957

Total shareholders’ equity	247,609	229,898

Total liabilities and shareholders’ equity	$2,123,882	$2,061,665

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$19,710	$18,697	$58,628	$54,728
Interest on cash and cash equivalents	46	21	127	131
Interest on investment securities:
Taxable	863	967	2,705	2,653
Non-taxable	100	107	304	289
Dividends	30	28	87	91

Total interest income	20,749	19,820	61,851	57,892

Interest expense on:
Deposits	742	639	2,144	2,109
Short-term borrowings	3	5	12	12
FHLB advances and other borrowings	828	643	2,354	1,906

Total interest expense	1,573	1,287	4,510	4,027

Net interest income	19,176	18,533	57,341	53,865
Provision for loan and lease losses	550	959	1,200	2,763

Net interest income after provision for loan and lease losses	18,626	17,574	56,141	51,102
Non-interest income:
Fees for wealth management services	9,099	8,635	27,511	26,078
Service charges on deposits	663	627	1,920	1,807
Loan servicing and other fees	431	481	1,305	1,380
Net gain on sale of residential mortgage loans	440	578	1,301	3,588
Net gain on sale of investment securities available for sale	—	—	81	2
Net (loss) gain on sale of other real estate owned (“OREO”)	(49)	(1)	171	(194)
Bank owned life insurance (“BOLI”) income	76	72	231	270
Other operating income	883	995	2,919	3,189

Total non-interest income	11,543	11,387	35,439	36,120
Non-interest expenses:
Salaries and wages	9,110	9,012	27,244	26,908
Employee benefits	1,652	1,896	5,440	6,433
Net gain on curtailment of nonqualified pension plan	—	—	—	(690)
Occupancy and bank premises	1,881	1,646	5,497	5,124
Furniture, fixtures, and equipment	1,078	920	3,150	2,960
Advertising	310	302	1,104	1,095
Amortization of mortgage servicing rights	128	187	371	617
Net (recovery) impairment of mortgage servicing rights	(3)	33	(14)	13
Amortization of intangible assets	633	658	1,906	1,978
FDIC insurance	265	271	778	804
Due diligence and merger-related expenses	775	328	1,416	1,730
Early extinguishment of debt - costs and premiums	—	—	—	347
Professional fees	701	636	2,208	1,875
Pennsylvania bank shares tax	412	139	1,192	669
Other operating expenses	3,019	3,295	9,194	10,219

Total non-interest expenses	19,961	19,323	59,486	60,082
Income before income taxes	10,208	9,638	32,094	27,140
Income tax expense	3,702	3,237	11,295	9,167

Net income	$6,506	$6,401	$20,799	$17,973

Basic earnings per common share	$0.48	$0.48	$1.54	$1.35
Diluted earnings per common share	$0.47	$0.47	$1.50	$1.33
Dividends declared per share	$0.19	$0.17	$0.55	$0.51

Weighted-average basic shares outstanding	13,600,348	13,336,799	13,539,327	13,274,801
Dilutive shares	272,516	275,343	294,114	244,302

Adjusted weighted-average diluted shares	13,872,864	13,612,142	13,833,441	13,519,103

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013

Net income	$6,506	$6,401	$20,799	$17,973

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(227), $26, $1,090 and $(1,742), respectively	(421)	50	2,025	(3,236)
Reclassification adjustment for net (gains) losses on sales realized in net income, net of tax expense (benefit) of $0, $0, $28 and $1, respectively	—	—	(53)	(1)

Unrealized investment (losses) gains, net of tax (benefit) expense of $(227), $26, $1,062 and $(1,743), respectively	(421)	50	1,972	(3,237)
Net change in fair value of derivative used for cash flow hedge:
Change in fair value of hedging instruments, net of tax (benefit) expense of $(4), $0, $(257) and $324, respectively	(8)	—	(477)	601
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $25, $133, $74 and $399, respectively	46	246	139	741
Change in unfunded pension liability related to curtailment, net of tax expense of $0, $0, $0 and $627, respectively	—	—	—	1,164

Total change in unfunded pension liability, net of tax expense of $25, $133, $74 and $1,026 respectively	46	246	139	1,905

Total other comprehensive (loss) income	(383)	296	1,634	(731)

Total comprehensive income	$6,123	$6,697	$22,433	$17,242

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013
Operating activities:
Net Income	$20,799	$17,973
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,200	2,763
Depreciation of fixed assets	2,401	2,108
Net amortization of investment premiums and discounts	1,786	3,253
Net gain on sale of investment securities available for sale	(81)	(2)
Net gain on sale of residential mortgage loans	(1,301)	(3,588)
Stock based compensation cost	911	615
Amortization and net impairment of mortgage servicing rights	357	630
Net accretion of fair value adjustments	(2,244)	(2,560)
Amortization of intangible assets	1,906	1,978
Net (gain) loss on sale of OREO	(171)	194
Net increase in cash surrender value of bank owned life insurance (“BOLI”)	(231)	(270)
Other, net	(2,454)	798
Loans originated for resale	(41,192)	(113,800)
Proceeds from loans sold	42,065	118,633
Provision for deferred income taxes	2,025	795
Change in income taxes payable/receivable	(451)	1,143
Change in accrued interest receivable	67	252
Change in accrued interest payable	33	(391)

Net cash provided by operating activities	25,425	30,524

Investing activities:
Purchases of investment securities available for sale	(41,647)	(91,977)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	29,230	48,369
Proceeds from sale of investment securities available for sale	4,165	532
Net change in FHLB stock	(1,235)	(1,829)
Proceeds from calls of investment securities	29,450	31,287
Net change in other investments	(155)	9
Net portfolio loan and lease originations	(98,144)	(102,172)
Purchases of premises and equipment	(3,422)	(2,458)
Capitalize OREO costs	—	(485)
Proceeds from sale of OREO	1,325	581

Net cash used in investing activities	(80,433)	(118,143)

Financing activities:
Change in deposits	19,004	(83,726)
Change in short-term borrowings	3,089	66,185
Dividends paid	(7,597)	(6,880)
Change in FHLB advances and other borrowings	25,021	30,450
Payment of contingent consideration for business combinations	—	(1,050)
Excess tax benefit from stock-based compensation	720	528
Proceeds from sale of treasury stock from deferred compensation plans	79	329
Net purchase of treasury stock	(920)	(453)
Proceeds from issuance of common stock	45	161
Proceeds from exercise of stock options	2,061	2,550

Net cash provided by financing activities	41,502	8,094

Change in cash and cash equivalents	(13,506)	(79,525)
Cash and cash equivalents at beginning of period	81,071	175,686

Cash and cash equivalents at end of period	$67,565	$96,161

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$9,005	$6,703
Interest	4,477	4,418

Non-cash information:
Decrease (increase) in other comprehensive loss	$1,634	$(731)
Change in deferred tax due to change in comprehensive income	879	(393)
Transfer of loans to other real estate owned	1,193	637

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Nine Months Ended September 30, 2014
(dollars in thousands, except per share information)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance December 31, 2013	16,596,869	16,597	95,673	(30,764)	(5,565)	153,957	229,898

Net income	—	—	—	—	—	20,799	20,799
Dividends declared, $0.55 per share	—	—	—	—	—	(7,570)	(7,570)
Other comprehensive income, net of tax expense of $879	—	—	—	—	1,634	—	1,634
Stock based compensation	—	—	911	—	—	—	911
Tax benefit from stock-based compensation	—	—	720	—	—	—	720
Net purchase of treasury stock from stock award and deferred compensation plans	—	—	45	(886)	—	—	(841)
Issuance costs - S-4 filing	—	—	(148)	—	—	—	(148)
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	1,602	1	44	—	—	—	45
Share-based awards and options exercises	104,039	105	2,021	35	—	—	2,161

Balance September 30, 2014	16,702,510	$16,703	$99,266	$(31,615)	$(3,931)	$167,186	$247,609

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2014	2013	2014	2013
Numerator:
Net income available to common shareholders	$6,506	$6,401	$20,799	$17,973

Denominator for basic earnings per share – weighted average shares outstanding	13,600,348	13,336,799	13,539,327	13,274,801
Effect of dilutive common shares	272,516	275,343	294,114	244,302

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	13,872,864	13,612,142	13,833,441	13,519,103

Basic earnings per share	$0.48	$0.48	$1.54	$1.35
Diluted earnings per share	$0.47	$0.47	$1.50	$1.33
Antidilutive shares excluded from computation of average dilutive earnings per share	—	—	—	123,882

Note 3 - Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of September 30, 2014

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(2)	$100
Obligations of U.S. government agency securities	71,443	152	(485)	71,110
Obligations of state & political subdivisions	33,555	188	(48)	33,695
Mortgage-backed securities	104,670	1,815	(262)	106,223
Collateralized mortgage obligations	37,071	316	(277)	37,110
Other investments	17,383	329	(11)	17,701

Total	$264,224	$2,800	$(1,085)	$265,939

As of December 31, 2013

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(3)	$99
Obligations of the U.S. government and agencies	71,097	149	(1,678)	69,568
Obligations of state and political subdivisions	37,140	141	(304)	36,977
Mortgage-backed securities	119,044	1,392	(1,073)	119,363
Collateralized mortgage obligations	44,463	273	(493)	44,243
Other investments	15,281	301	(24)	15,558

Total	$287,127	$2,256	$(3,575)	$285,808

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of September 30, 2014

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$100	$(2)	$100	$(2)
Obligations of the U.S. government and agencies	25,963	(37)	22,550	(448)	48,513	(485)
Obligations of state and political subdivisions	2,070	(7)	4,651	(41)	6,721	(48)
Mortgage-backed securities	15,848	(58)	14,592	(204)	30,440	(262)
Collateralized mortgage obligations	8,067	(58)	9,265	(219)	17,332	(277)
Other investments	769	(11)	—	—	769	(11)

Total	$52,717	$(171)	$51,158	$(914)	$103,875	$(1,085)

As of December 31, 2013

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$99	$(3)	$—	$—	$99	$(3)
Obligations of the U.S. government and agencies	41,201	(1,391)	5,774	(287)	46,975	(1,678)
Obligations of state and political subdivisions	13,020	(233)	4,543	(71)	17,563	(304)
Mortgage-backed securities	55,672	(972)	2,302	(101)	57,974	(1,073)
Collateralized mortgage obligations	26,395	(493)	—	—	26,395	(493)
Other investments	1,494	(24)	—	—	1,494	(24)

Total	$137,881	$(3,116)	$12,619	$(459)	$150,500	$(3,575)

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

As of September 30, 2014 and December 31, 2013, securities having fair values of $88.2 million and $94.9 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of September 30, 2014 and December 31, 2013, by contractual maturity, are shown below:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities[1]:

Due in one year or less	$15,719	$15,752	$7,859	$7,869
Due after one year through five years	64,780	64,833	49,790	49,721
Due after five years through ten years	26,501	26,220	51,793	50,117
Due after ten years	—	—	797	824

Subtotal	107,000	106,805	110,239	108,531
Mortgage-related securities[2]	141,741	143,333	163,507	163,606

Total	$248,741	$250,138	$273,746	$272,137

[1]

Included in the investment portfolio, but not in the table above, are mutual funds with a fair value, as of September 30, 2014 and December 31, 2013, of $15.8 million and $13.7 million, respectively, which have no stated maturity.

[2]	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2014 and December 31, 2013, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

Note 4 - Loans and Leases

A. Loans and leases outstanding are detailed by category as follows:

	September 30, 2014	December 31, 2013
Loans held for sale	$1,375	$1,350

Real estate loans:
Commercial mortgage	$683,558	$625,341
Home equity lines and loans	183,314	189,571
Residential mortgage	314,127	300,243
Construction	59,923	46,369

Total real estate loans	1,240,922	1,161,524
Commercial and industrial	342,524	328,459
Consumer	16,810	16,926
Leases	44,982	40,276

Total portfolio loans and leases	1,645,238	1,547,185

Total loans and leases	$1,646,613	$1,548,535

Loans with fixed rates	$905,050	$850,168
Loans with adjustable or floating rates	741,563	698,367

Total loans and leases	$1,646,613	$1,548,535

Net deferred loan origination costs included in the above loan table	$176	$222

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013
Minimum lease payments receivable	$51,089	$45,866
Unearned lease income	(8,281)	(7,534)
Initial direct costs and deferred fees	2,174	1,944

Total	$44,982	$40,276

C. Non-Performing Loans and Leases(1)

(dollars in thousands)	September 30, 2014	December 31, 2013
Non-accrual loans and leases:
Commercial mortgage	$709	$478
Home equity lines and loans	1,013	1,262
Residential mortgage	3,751	4,377
Construction	263	830
Commercial and industrial	2,570	3,539
Consumer	—	20
Leases	30	24

Total	$8,336	$10,530

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $63 thousand and $238 thousand of purchased credit-impaired loans as of September 30, 2014 and December 31, 2013, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013
Outstanding principal balance	$12,689	$14,293
Carrying amount(1)	$9,045	$9,880

(1)

Includes $106 thousand and $293 thousand purchased credit-impaired loans as of September 30, 2014 and December 31, 2013, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $63 thousand and $238 thousand of purchased credit-impaired loans as of September 30, 2014 and December 31, 2013, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 4C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the nine months ended September 30, 2014:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2013	$6,134
Accretion	(1,219)
Reclassifications from nonaccretable difference	930
Additions/adjustments	(123)
Disposals	(2)

Balance, September 30, 2014	$5,720

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of the dates indicated:

	Accruing Loans and Leases						Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases
As of September 30, 2014
Commercial mortgage	$—	$—	$—	$—	$682,849	$682,849	$709	$683,558
Home equity lines and loans	443	180	—	623	181,678	182,301	1,013	183,314
Residential mortgage	896	35	—	931	309,445	310,376	3,751	314,127
Construction	—	—	—	—	59,660	59,660	263	59,923
Commercial and industrial	34	136	—	170	339,784	339,954	2,570	342,524
Consumer	—	—	—	—	16,810	16,810	—	16,810
Leases	2	15	—	17	44,935	44,952	30	44,982

	$1,375	$366	$—	$1,741	$1,635,161	$1,636,902	$8,336	$1,645,238

	Accruing Loans and Leases						Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases
As of December 31, 2013
Commercial mortgage	$241	$—	$—	$241	$624,622	$624,863	$478	$625,341
Home equity lines and loans	209	—	—	209	188,100	188,309	1,262	189,571
Residential mortgage	773	35	—	808	295,058	295,866	4,377	300,243
Construction	—	—	—	—	45,539	45,539	830	46,369
Commercial and industrial	334	—	—	334	324,586	324,920	3,539	328,459
Consumer	2	4	—	6	16,900	16,906	20	16,926
Leases	60	60	—	120	40,132	40,252	24	40,276

	$1,619	$99	$—	$1,718	$1,534,937	$1,536,655	$10,530	$1,547,185

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Corporation’s Allowance for the three and nine months ended September 30, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2014	$3,831	$2,594	$2,387	$1,000	$4,658	$261	$441	$298	$15,470
Charge-offs	(80)	(95)	(11)	—	(19)	(42)	(246)	—	(493)
Recoveries	—	—	9	—	1	7	55	—	72
Provision for loan and lease losses	169	(340)	(136)	245	458	(43)	199	(2)	550

Balance, September 30, 2014	$3,920	$2,159	$2,249	$1,245	$5,098	$183	$449	$296	$15,599

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2013	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515
Charge-offs	(100)	(538)	(28)	—	(188)	(113)	(368)		(1,335)
Recoveries	1	2	21	—	55	13	127		219
Provision for loan and lease losses	222	491	(190)	400	220	24	86	(53)	1,200

Balance September 30, 2014	$3,920	$2,159	$2,249	$1,245	$5,098	$183	$449	$296	$15,599

The following table details the roll-forward of the Corporation’s Allowance for the three and nine months ended September 30, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2013	$4,481	$2,109	$1,773	$653	$4,295	$218	$551	$364	$14,444
Charge-offs	(19)	(105)	(203)	—	(19)	(31)	(124)	—	(501)
Recoveries	—	29	5	6	20	3	62	—	125
Provision for loan and lease losses	20	153	523	9	134	68	82	(30)	959

Balance, September 30, 2013	$4,482	$2,186	$2,098	$668	$4,430	$258	$571	$334	$15,027

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2012	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425
Charge-offs	(19)	(457)	(203)	(720)	(737)	(101)	(258)	—	(2,495)
Recoveries	—	29	13	24	64	7	197	—	334
Provision for loan and lease losses	594	757	264	345	466	163	139	35	2,763

Balance, September 30, 2013	$4,482	$2,186	$2,098	$668	$4,430	$258	$571	$334	$15,027

The following table details the allocation of the Allowance by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of September 30, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$120	$613	$—	$892	$32	$—	$—	$1,657
Collectively evaluated for impairment	3,916	2,039	1,636	1,245	4,206	151	449	296	13,938
Purchased credit-impaired(1)	4	—	—	—	—	—	—	—	4

Total	$3,920	$2,159	$2,249	$1,245	$5,098	$183	$449	$296	$15,599

As of December 31, 2013
Allowance on loans and leases:
Individually evaluated for impairment	$—	$121	$814	$—	$532	$52	$—	$—	$1,519
Collectively evaluated for impairment	3,797	2,083	1,632	845	4,479	207	604	349	13,996
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—

Total	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of September 30, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$646	$1,237	$9,314	$263	$3,650	$33	$—	$15,143
Collectively evaluated for impairment	674,272	182,064	304,784	59,615	338,557	16,777	44,982	1,621,051
Purchased credit-impaired(1)	8,640	13	29	45	317	—	—	9,044

Total	$683,558	$183,314	$314,127	$59,923	$342,524	$16,810	$44,982	$1,645,238

As of December 31, 2013
Carrying value of loans and leases:
Individually evaluated for impairment	$236	$1,428	$9,860	$1,172	$4,758	$52	$—	$17,506
Collectively evaluated for impairment	616,077	188,128	290,345	44,715	323,384	16,874	40,276	1,519,799
Purchased credit-impaired(1)	9,028	15	38	482	317	—	—	9,880

Total	$625,341	$189,571	$300,243	$46,369	$328,459	$16,926	$40,276	$1,547,185

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2014 and December 31, 2013:

Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Pass	$677,136	$620,227	$59,660	$43,812	$335,153	$320,211	$1,071,949	$984,250
Special Mention	4,789	2,793	—	—	1,405	387	6,194	3,180
Substandard	1,633	2,321	263	2,557	5,966	7,861	7,862	12,739

Total	$683,558	$625,341	$59,923	$46,369	$342,524	$328,459	$1,086,005	$1,000,169

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Performing	$310,376	$295,866	$182,301	$188,309	$16,810	$16,906	$44,952	$40,252	$554,439	$541,333
Non-performing	3,751	4,377	1,013	1,262	—	20	30	24	4,794	5,683

Total	$314,127	$300,243	$183,314	$189,571	$16,810	$16,926	$44,982	$40,276	$559,233	$547,016

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	September 30, 2014	December 31, 2013
TDRs included in nonperforming loans and leases	$1,725	$1,699
TDRs in compliance with modified terms	6,913	7,277

Total TDRs	$8,638	$8,976

The following tables present information regarding loan and lease modifications categorized as TDRs for the three and nine months ended September 30, 2014:

	For the Three Months Ended September 30, 2014
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	1	$79	$79

Total	1	$79	$79

	For the Nine Months Ended September 30, 2014
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	3	$471	$473
Home equity lines and loans	1	70	70
Commercial and industrial	1	246	255

Total	5	$787	$798

The following tables present information regarding the types of loan and lease modifications made for the three and nine months ended September 30, 2014:

	Number of Contracts for the Three Months Ended September 30, 2014
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential mortgage	—	—	1	—	—	—

Total	—	—	1	—	—	—

	Number of Contracts for the Nine Months Ended September 30, 2014
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential mortgage	—	—	3	—	—	—
Home equity lines and loans	—	1	—	—	—	—
Commercial and industrial	—	—	1	—	—	—

Total	—	1	4	—	—	—

During the three and nine months ended September 30, 2014, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended September 30, 2014
Impaired loans with related Allowance:
Home equity lines and loans	$272	$360	$120	$360	$—	$—
Residential mortgage	4,766	4,755	613	4,863	38	—
Commercial and industrial	3,012	3,213	892	3,250	15	—
Consumer	33	33	32	33	—	—

Total	$8,083	$8,361	$1,657	$8,506	$53	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$646	$667	$—	$713	$—	$—
Home equity lines and loans	965	969	—	1,067	2	—
Residential mortgage	4,548	4,873	—	5,253	29	—
Construction	263	1,225	—	1,316	—	—
Commercial and industrial	638	641	—	661	—

Total	$7,060	$8,375	$—	$9,010	$31	$—

Grand total	$15,143	$16,736	$1,657	$17,516	$84	$—

(1)	The table above does not include the recorded investment of $43 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 4D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the nine months ended September 30, 2014
Impaired loans with related Allowance:
Home equity lines and loans	$272	$360	$120	$359	$6	$—
Residential mortgage	4,766	4,755	613	4,774	115	—
Commercial and industrial	3,012	3,213	892	3,276	34	—
Consumer	33	33	32	33	1	—

Total	$8,083	$8,361	$1,657	$8,442	$156	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$646	$667	$—	$716	$18	$—
Home equity lines and loans	965	969	—	1,075	9	—
Residential mortgage	4,548	4,873	—	5,235	103	—
Construction	263	1,225	—	1,495	—	—
Commercial and industrial	638	641	—	670	2	—

Total	$7,060	$8,375	$—	$9,191	$132	$—

Grand total	$15,143	$16,736	$1,657	$17,633	$288	$—

(1)	The table above does not include the recorded investment of $43 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 4D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended September 30, 2013
Impaired loans with related Allowance:
Home equity lines and loans	$544	$589	$119	$619	$5	$—
Residential mortgage	4,448	4,419	628	4,485	28	—
Commercial and industrial	2,586	2,709	544	2,798	21	—
Consumer	82	82	56	84	1	—

Total	$7,660	$7,799	$1,347	$7,986	$55	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$421	$432	$—	$471	$—	$—
Home equity lines and loans	1,523	1,532	—	1,631	2	—
Residential mortgage	5,091	5,340	—	5,598	39	—
Construction	3,072	4,035	—	3,824	13	—
Commercial and industrial	1,641	1,812	—	1,817	1	—

Total	$11,748	$13,151	$—	$13,341	$55	$—

Grand total	$19,408	$20,950	$1,347	$21,327	$110	$—

(1)	The table above does not include the recorded investment of $62 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the nine months ended September 30, 2013
Impaired loans with related Allowance:
Home equity lines and loans	$544	$589	$119	$617	$15	$—
Residential mortgage	4,448	4,419	628	4,408	83	—
Commercial and industrial	2,586	2,709	544	2,823	53	—
Consumer	82	82	56	86	4	—

Total	$7,660	$7,799	$1,347	$7,934	$155	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$421	$432	$—	$471	$—	$—
Home equity lines and loans	1,523	1,532	—	1,631	2	—
Residential mortgage	5,091	5,340	—	5,598	39	—
Construction	3,072	4,035	—	3,824	13	—
Commercial and industrial	1,641	1,812	—	1,817	1	—

Total	$11,748	$13,151	$—	$13,341	$55	$—

Grand total	$19,408	$20,950	$1,347	$21,275	$210	$—

(1)	The table above does not include the recorded investment of $62 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2013
Impaired loans with related allowance:
Home equity lines and loans	$277	$279	$121
Residential mortgage	5,297	5,312	814
Commercial and industrial	2,985	3,100	532
Consumer	52	54	52

Total	8,611	8,745	1,519

Impaired loans(1),(3) without related allowance:
Commercial mortgage	236	237	—
Home equity lines and loans	1,151	1,159	—
Residential mortgage	4,563	4,911	—
Construction	1,172	2,134	—
Commercial and industrial	1,773	1,954	—

Total	8,895	10,395	—

Grand total	$17,506	$19,140	$1,519

(1)	The table above does not include the recorded investment of $63 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 4D, above.

Note 5 – Deposits

The following table details the components of deposits:

(dollars in thousands)	September 30, 2014	December 31, 2013

Savings accounts	$142,364	$135,240
Interest-bearing checking accounts	256,890	266,787
Market-rate accounts	550,238	544,310
Wholesale non-maturity deposits	41,290	42,936
Wholesale time deposits	60,171	34,640
Time deposits	121,158	140,794

Total interest-bearing deposits	1,172,111	1,164,707
Non-interest-bearing deposits	438,221	426,640

Total deposits	$1,610,332	$1,591,347

Note 6 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013
Overnight fed funds*	$—	$—
Revolving line of credit*	—	—
Short-term FHLB advances*	—	—
Repurchase agreements	13,980	10,891

Total short-term borrowings	$13,980	$10,891

*	Although period-end balance is zero, these borrowing types may contribute to the average balance in the table below.

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at period-end	$13,980	$75,588	$13,980	$75,588
Maximum amount outstanding at any month-end	28,017	75,588	28,017	75,588
Average balance outstanding during the period	14,074	14,995	14,798	13,455
Weighted-average interest rate:
As of period-end	0.10%	0.33%	0.10%	0.33%
Paid during the period	0.10%	0.13%	0.11%	0.13%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	September 30, 2014	December 31, 2013
Within one year	$25,932	$3,917
Over one year through five years	199,642	196,727
Over five years through ten years	5,000	5,000

Total	$230,574	$205,644

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted	Coupon Rate		Balance
Description	From	To	Average Rate	From	To	September 30, 2014	December 31, 2013
Fixed amortizing	04/09/15	04/09/15	3.57%	3.57%	3.57%	$932	$2,102
Adjustable amortizing(2)	N/A	N/A	3.25%	3.25%	3.25%	—	7,050
Bullet maturity – fixed rate	03/23/15	05/20/20	1.41%	0.58%	2.41%	163,240	140,000
Bullet maturity – variable rate	06/25/15	11/28/17	0.40%	0.25%	0.54%	45,000	35,000
Convertible-fixed(3)	01/03/18	08/20/18	2.95%	2.58%	3.50%	21,402	21,492

Total						$230,574	$205,644

(1)	Maturity range refers to September 30, 2014 balances.
(2)	Loan from correspondent bank other than FHLB.
(3)

FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of September 30, 2014, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2014. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of September 30, 2014 the Corporation had a maximum borrowing capacity with the FHLB of approximately $876.3 million, of which the unused capacity was $631.1 million. In addition, there were unused capacities of $64.0 million in overnight federal funds line, $81.3 million of Federal Reserve Discount Window borrowings and $5.0 million in a revolving line of credit from a correspondent bank as of September 30, 2014. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $12.9 million at September 30, 2014, and $11.7 million at December 31, 2013. The carrying amount of the FHLB capital stock approximates its redemption value.

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

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of September 30, 2014:

(dollars in thousands)					Current Projected Receive Rate		Fair Value of Asset (Liability)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index		Pay Fixed Swap Rate
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.773%	2.376%	$408

As of December 31, 2013:

(dollars in thousands)					Current Projected Receive Rate		Fair Value of Asset (Liability)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index		Pay Fixed Swap Rate
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	3.597%	2.376%	$1,142

For each of the three and nine month periods ended September 30, 2014 and 2013, there were no reclassifications of the interest-rate swap’s fair value from other comprehensive income to earnings.

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

RSAs and RSUs have a restriction based on the passage of time and may also have restrictions based on non-market-related performance criteria. The fair value of the RSAs and RSUs is based on the closing price on the day preceding the date of the grant.

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

The following table provides information about options outstanding for the three months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, June 30, 2014	521,886	$20.84	$4.73
Granted	—	$—	$—
Forfeited	—	$—	$—
Expired	(750)	$21.21	$4.86
Exercised	(33,460)	$20.41	$4.57

Options outstanding, September 30, 2014	487,676	$20.87	$4.74

The following table provides information about options outstanding for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2013	591,086	$20.73	$4.70
Granted	—	$—	$—
Forfeited	—	$—	$—
Expired	(750)	$21.21	$4.86
Exercised	(102,660)	$20.07	$4.48

Options outstanding, September 30, 2014	487,676	$20.87	$4.74

The following table provides information about unvested options for the three months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, June 30, 2014	30,146	$18.27	$4.42
Granted	—	$—	$—
Vested	(30,146)	$18.27	$4.42
Forfeited	—	$—	$—

Unvested options, September 30, 2014	—	$—	$—

The following table provides information about unvested options for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Unvested options, December 31, 2013	30,146	$18.27	$4.42
Granted	—	$—	$—
Vested	(30,146)	$18.27	$4.42
Forfeited	—	$—	$—

Unvested options, September 30, 2014	—	$—	$—

For the three and nine months ended September 30, 2014, the Corporation recognized $14 thousand and $64 thousand, respectively, of expense related to stock options. As of September 30, 2014, there was no unrecognized expense related to stock options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and nine months ended September 30, 2014 and 2013 are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Proceeds from exercise of stock options	$683	$810	$2,061	$2,550
Related tax benefit recognized	82	75	256	231

Net proceeds of options exercised	$765	$885	$2,317	$2,781

Intrinsic value of options exercised	$309	$215	$886	$661

The following table provides information about options outstanding and exercisable at September 30, 2014:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	487,676	487,676
Weighted average exercise price	$20.87	$20.87
Aggregate intrinsic value	$3,636	$3,636
Weighted average contractual term in years	2.8	2.8

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs, RSUs, PSAs and PSUs under the 2007 LTIP and 2010 LTIP.

RSAs and RSUs

The compensation expense for the RSAs and RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the three and nine months ended September 30, 2014, the Corporation recognized $72 thousand and $234 thousand, respectively of expense related to the Corporation’s RSAs and RSUs. As of September 30, 2014, there was $661 thousand of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 2.1 years.

The following table details the unvested RSAs and RSUs for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	35,365	$19.85	54,156	$19.36
Granted	16,456	28.88	16,456	28.88
Vested	(2,980)	16.78	(21,771)	18.21
Forfeited	(2,560)	21.48	(2,560)	21.48

Ending balance	46,281	$23.17	46,281	$23.17

For the three and nine months ended September 30, 2014, the Corporation recorded a tax benefit of $13 thousand and $79 thousand related to the vesting of RSAs and RSUs.

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three and nine months ended September 30, 2014, the Corporation recognized $216 thousand and $613 thousand of expense related to the PSAs and PSUs. As of September 30, 2014, there was $1.9 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.3 years.

For the three and nine months ended September 30, 2014, the Corporation recorded a tax benefit of $385 thousand and $385 thousand related to the vesting of PSAs and PSUs.

The following table details the unvested PSAs and PSUs for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	203,980	$11.90	204,980	$11.90
Granted	71,184	15.05	71,184	15.05
Vested	(56,946)	10.07	(56,946)	10.07
Forfeited	(900)	12.59	(1,900)	12.32

Ending balance	217,318	$13.41	217,318	$13.41

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

On April 1, 2008, the Corporation added SERP II, a non-qualified defined-benefit plan which was restricted to certain senior officers of the Corporation. Effective January 1, 2013, the Corporation curtailed SERP II, as further increases to the defined-benefit amounts to over 20% of the participants have been frozen. As a result of the curtailment, for the three and nine months ended September 30, 2013, the Corporation recorded a gain of $0 and $690 thousand, respectively, which represented the reversal of previous amounts that had been expensed in anticipation of future service of the curtailed participants.

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$19	$18	$—	$—	$—	$—
Interest cost	46	40	411	371	8	8
Expected return on plan assets	—	—	(837)	(745)	—	—
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service costs	3	3	—	—	—	—
Amortization of net loss	10	13	97	431	14	19
Gain on curtailment	—	—	—	—	—	—

Net periodic benefit cost	$78	$74	$(329)	$57	$22	$27

	Nine Months Ended September 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$55	$54	$—	$—	$—	$—
Interest cost	137	119	1,231	1,114	22	22
Expected return on plan assets	—	—	(2,511)	(2,236)	—	—
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service costs	10	10	—	—	—	—
Amortization of net loss	32	39	293	1,293	44	58
Gain on curtailment	—	(690)	—	—	—	—

Net periodic benefit cost	$234	$(468)	$(987)	$171	$66	$80

QDBP: No contributions to the QDBP were made for the three and nine months ended September 30, 2014.

SERP I and SERP II: The Corporation contributed $37 thousand and $11 thousand during the three and nine months ended September 30, 2014, respectively, and is expected to contribute an additional $37 thousand to the SERP I and SERP II plans for the remaining six months of 2014.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

Note 10 - Segment Information

The Corporation aggregates certain of its operations and has identified two segments as follows: Banking and Wealth Management.

The following tables detail segment information for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$19,175	$1	$19,176	$18,532	$1	$18,533
Less: loan loss provision	550	—	550	959	—	959

Net interest income after loan loss provision	18,625	1	18,626	17,573	1	17,574

Other income:
Fees for wealth management services	—	9,099	9,099	—	8,635	8,635
Service charges on deposit accounts	663	—	663	627	—	627
Loan servicing and other fees	431	—	431	481	—	481
Net gain on sale of loans	440	—	440	578	—	578
Net gain on sale of available for sale securities	—	—	—	—	—	—
Net loss on sale of other real estate owned	(49)	—	(49)	(1)	—	(1)
BOLI income	76	—	76	72	—	72
Other operating income	873	10	883	947	48	995

Total other income	2,434	9,109	11,543	2,704	8,683	11,387

Other expenses:
Salaries & wages	6,179	2,931	9,110	5,986	3,026	9,012
Employee benefits	945	707	1,652	1,196	700	1,896
Occupancy & equipment	1,507	374	1,881	1,267	379	1,646
Amortization of intangible assets	68	565	633	78	580	658
Professional fees	694	7	701	609	27	636
Other operating expenses	5,160	824	5,984	4,812	663	5,475

Total other expenses	14,553	5,408	19,961	13,948	5,375	19,323

Segment profit	6,506	3,702	10,208	6,329	3,309	9,638
Intersegment (revenues) expenses*	(93)	93	—	(19)	19	—

Pre-tax segment profit after eliminations	$6,413	$3,795	$10,208	$6,310	$3,328	$9,638

% of segment pre-tax profit after eliminations	62.8%	37.2%	100.0%	65.5%	34.5%	100.0%

Segment assets (dollars in millions)	$2,084	$40	$2,124	$2,017	$42	$2,059

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$57,339	$2	$57,341	$53,863	$2	$53,865
Less: loan loss provision	1,200	—	1,200	2,763	—	2,763

Net interest income after loan loss provision	56,139	2	56,141	51,100	2	51,102

Other income:
Fees for wealth management services	—	27,511	27,511	—	26,078	26,078
Service charges on deposit accounts	1,920	—	1,920	1,807	—	1,807
Loan servicing and other fees	1,305	—	1,305	1,380	—	1,380
Net gain on sale of loans	1,301	—	1,301	3,588	—	3,588
Net gain on sale of available for sale securities	81	—	81	2	—	2
Net loss on sale of other real estate owned	171	—	171	(194)	—	(194)
BOLI income	231	—	231	270	—	270
Other operating income	2,838	81	2,919	3,051	138	3,189

Total other income	7,847	27,592	35,439	9,904	26,216	36,120

Other expenses:
Salaries & wages	18,185	9,059	27,244	17,898	9,010	26,908
Employee benefits	3,213	2,227	5,440	4,235	2,198	6,433
Occupancy & equipment	4,389	1,108	5,497	3,994	1,130	5,124
Amortization of intangible assets	210	1,696	1,906	237	1,741	1,978
Professional fees	2,144	64	2,208	1,732	143	1,875
Other operating expenses	14,696	2,495	17,191	15,082	2,682	17,764

Total other expenses	42,837	16,649	59,486	43,178	16,904	60,082

Segment profit	21,149	10,945	32,094	17,826	9,314	27,140
Intersegment (revenues) expenses*	(279)	279	—	(323)	323	—

Pre-tax segment profit after eliminations	$20,870	$11,224	$32,094	$17,503	$9,637	$27,140

% of segment pre-tax profit after eliminations	65.0%	35.0%	100.0%	64.5%	35.5%	100.0%

Segment assets (dollars in millions)	$2,084	$40	$2,124	$2,017	$42	$2,059

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	September 30, 2014	December 31, 2013
Assets under management, administration, supervision and brokerage:	$7,580.8	$7,268.3

Note 11 - Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(dollars in thousands)	2014	2013
Balance, beginning of period	$4,760	$4,790
Additions	161	174
Amortization	(128)	(187)
Recovery	3	—
Impairment	—	(33)

Balance, end of period	$4,796	$4,744

Fair value	$5,719	$5,622

Residential mortgage loans serviced for others, end of period	$594,156	$616,636

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013
Balance, beginning of period	$4,750	$4,491
Additions	403	883
Amortization	(371)	(617)
Recovery	14	91
Impairment	—	(104)

Balance, end of period	$4,796	$4,744

Fair value	$5,719	$5,622

Residential mortgage loans serviced for others, end of period	$594,156	$616,636

As of September 30, 2014 and December 31, 2013, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013
Fair value amount of MSRs	$5,719	$5,733
Weighted average life (in years)	6.45	6.3
Prepayment speeds (constant prepayment rate)*	9.9	11.1
Impact on fair value:
10% adverse change	$(175)	$(206)
20% adverse change	$(345)	$(402)
Discount rate	10.5%	10.50%
Impact on fair value:
10% adverse change	$(228)	$(231)
20% adverse change	$(439)	$(445)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

(dollars in thousands)	Balance December 31, 2013	Additions/ Adjustments	Amortization	Balance September 30, 2014	Amortization Period

Goodwill – Wealth segment	$20,412	$—	$—	$20,412	Indefinite
Goodwill – Banking segment	12,431	—	—	12,431	Indefinite

Total	$32,843	$—	$—	$32,843

Core deposit intangible	$1,342	$—	$(210)	$1,132	10 Years
Customer relationships	13,595	—	(926)	12,669	10 to 20 Years
Non-compete agreements	3,218	—	(770)	2,448	5 to 5 1/2 Years
Trade name	1,210	—	—	1,210	Indefinite

Total	$19,365	$—	$(1,906)	$17,459

Grand total	$52,208	$—	$(1,906)	$50,302

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2013 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three and nine months ended September 30, 2014, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 13 – Accumulated Other Comprehensive Loss

The following tables detail the components of accumulated other comprehensive (loss) income for the three and nine month periods ended September 30, 2014 and 2013:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, June 30, 2014	$1,536	274	(5,358)	(3,548)
Net change	(421)	(8)	46	(383)

Balance, September 30, 2014	$1,115	266	(5,312)	(3,931)

Balance, June 30, 2013	$(123)	$577	$(11,559)	$(11,105)
Net change	50	—	246	296

Balance, September 30, 2013	$(73)	$577	$(11,313)	$(10,809)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)
Net change	1,972	(477)	139	1,634

Balance, September 30, 2014	$1,115	266	(5,312)	(3,931)

Balance, December 31, 2012	$3,164	$(24)	$(13,218)	$(10,078)
Net change	(3,237)	601	1,905	(731)

Balance, September 30, 2013	$(73)	$577	$(11,313)	$(10,809)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three and nine month periods ended September 30, 2014 and 2013:

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Three Months Ended September 30,
	2014	2013
Net unrealized gain on investment securities available for sale:

Realization of gain on sale of investment securities available for sale	$—	$—	Net gain on sale of available for sale investment securities
	—	—	Less: income tax expense

	$—	$—	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$121	$463	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	3	3	Employee benefits
Amortization of transition obligation included in net periodic pension costs*	—	—	Employee benefits
Gain on curtailment of SERP II	—	—	Net gain on curtailment of nonqualified pension plan

	124	466	Total expense before income tax benefit
	43	163	Less: income tax benefit

	$81	$303	Net of income tax

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Nine Months Ended September 30,
	2014	2013
Net unrealized gain on investment securities available for sale:

Realization of gain on sale of investment securities available for sale	$(81)	$(2)	Net gain on sale of available for sale investment securities
	(28)	(1)	Less: income tax expense

	$(53)	$(1)	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$369	$1,390	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	10	10	Employee benefits
Amortization of transition obligation included in net periodic pension costs*	—	—	Employee benefits
Gain on curtailment of SERP II	—	(690)	Net gain on curtailment of nonqualified pension plan

	379	710	Total expense before income tax benefit
	133	249	Less: income tax benefit

	$246	$461	Net of income tax

*	Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pension and Other Post-Retirement Benefit Plans

Note 14 - Shareholders’ Equity

Dividend

On October 23, 2014, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.19 per share payable December 1, 2014 to shareholders of record as of November 4, 2014. During the third quarter of 2014, the Corporation paid a regular quarterly dividend of $0.19 per share. This dividend totaled $2.6 million, based on outstanding shares and restricted stock units as of August 5, 2014 of 13,810,468. During the second quarter of 2014, the Corporation paid a regular quarterly dividend of $0.18 per share. This dividend totaled $2.5 million, based on outstanding shares and restricted stock units as of May 13, 2014 of 13,780,630. During the first quarter of 2014, the Corporation paid a regular quarterly dividend of $0.18 per share. This payment totaled $2.5 million, based on outstanding shares and restricted stock units as of February 10, 2014 of 13,731,337.

S-3 Shelf Registration Statement and Offerings Thereunder

In April 2012, the Corporation filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) to replace its 2009 Shelf Registration Statement, which was set to expire in June 2012. The Shelf Registration Statement allows the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, debt securities, warrants to purchase common stock, stock purchase contracts and units or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, such securities in a dollar amount up to $150,000,000, in the aggregate.

In addition, the Corporation has in place under its Shelf Registration Statement a Dividend Reinvestment and Stock Purchase Plan (the “Plan”), which allows it to issue up to 1,500,000 shares of registered common stock. The Plan allows for the grant of a request for waiver (“RFW”) above the Plan’s maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of the Corporation’s common stock and general economic and market conditions.

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the nine months ended September 30, 2014, the Corporation issued 1,602 shares and raised $44 thousand through the Plan. No RFWs were approved during the nine months ended September 30, 2014. No other sales of securities were executed under the Shelf Registration Statement during the nine months ended September 30, 2014.

Options

In addition to shares issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the nine months ended September 30, 2014, 102,660 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $2.1 million.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three or nine month periods ended September 30, 2014 or 2013.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at September 30, 2014 and December 31, 2013 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of September 30, 2014:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	71.1	—	71.1	—
Obligations of state & political subdivisions	33.7	—	33.7	—
Mortgage-backed securities	106.2	—	106.2	—
Collateralized mortgage obligations	37.1	—	37.1	—
Mutual funds	15.8	15.8	—	—
Other debt securities	1.9	—	1.9	—
Derivatives	0.4	—	0.4	—

Total assets measured on a recurring basis at fair value	$266.3	$15.9	$250.4	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.7	$—	$—	$5.7
Impaired loans and leases	13.5	—	—	13.5
Other real estate owned (“OREO”)	0.9	—	—	0.9

Total assets measured on a non-recurring basis at fair value	$20.1	$—	$—	$20.1

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of December 31, 2013:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	69.5	—	69.5	—
Obligations of state & political subdivisions	37.0	—	37.0	—
Mortgage-backed securities	119.4	—	119.4	—
Collateralized mortgage obligations	44.2	—	44.2	—
Mutual funds	17.1	17.1	—	—
Other debt securities	1.9	—	1.9	—
Derivatives	1.1	—	1.1	—

Total assets measured on a recurring basis at fair value	$290.3	$17.2	$273.1	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$4.9	$—	$—	$4.9
Impaired loans and leases	16.1	—	—	16.1
OREO	0.9	—	—	0.9

Total assets measured on a non-recurring basis at fair value	$21.9	$—	$—	$21.9

During the three and nine months ended September 30, 2014 a net decrease of $102 thousand and a net increase of $138 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the nine months ended September 30, 2014.

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

Net Portfolio Loans and Leases

For variable-rate loans that re-price frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain mortgage loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and is indicative of an entry price. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Corporation or the appraised market value of the underlying collateral, as determined by independent third party appraisers. This technique does not reflect an exit price.

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

Other Assets

The carrying amount of accrued interest receivable, income taxes receivable and other investments approximates fair value. The fair value of the interest-rate swap derivative is derived from quoted prices for similar instruments in active markets and is classified as using Level 2 inputs.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of September 30,		As of December 31
		2014		2013
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$67,565	$67,565	$81,071	$81,071
Investment securities, available for sale	See Note 16	265,939	265,939	285,808	285,808
Investment securities, trading	Level 2	3,803	3,803	3,437	3,437
Loans held for sale	Level 2	1,375	1,375	1,350	1,350
Net portfolio loans and leases	Level 3	1,629,639	1,641,873	1,531,670	1,534,631
Mortgage servicing rights	Level 3	4,796	5,719	4,750	5,733
Other assets	See Note 16**	23,142	23,142	21,819	21,819

Total financial assets		$1,996,259	$2,009,416	$1,929,905	$1,933,849

Financial liabilities:
Deposits	Level 2	$1,610,332	$1,609,694	$1,591,347	$1,591,215
Short-term borrowings	Level 2	13,980	13,980	10,891	10,891
Long-term FHLB advances and other borrowings	Level 2	230,574	229,924	205,644	205,149
Other liabilities	Level 2	21,387	21,387	23,885	23,885

Total financial liabilities		$1,876,273	$1,874,985	$1,831,767	$1,831,140

*	See Note 16 for a description of fair value hierarchy levels.
**	Included in Other Assets as of September 30, 2014 and December 31, 2013 was $0.4 million and $1.1 million, respectively, of derivatives whose fair value was determined using Level 2 inputs.

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

FASB ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”

Issued on August 14, 2014, ASU 2014-14 will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. The new standard is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The Corporation is evaluating the impact of the adoption of this guidance. However, it is not expected to have a significant impact on its consolidated financial statements.

FASB ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”

Issued on August 15, 2014, ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets disclosure requirements for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. The Corporation is evaluating the impact of the adoption of this guidance. However, it is not expected to have a significant impact on its consolidated financial statements.

Note 19 – Subsequent Events

On October 1, 2014, The Bryn Mawr Trust Company (the “Bank”), the wholly-owned subsidiary of the Corporation, completed its previously announced stock purchase agreement with Donald W. Parker (“Parker”), Edward F. Lee (“Lee”), and Powers Craft Parker & Beard, Inc., a Pennsylvania corporation (“Powers Craft”), pursuant to which the Bank acquired all of the issued and outstanding capital stock of Powers Craft from Parker and Lee. Powers Craft is an insurance brokerage located in Rosemont, Pennsylvania. The final consideration paid included $5.4 million in cash and $1.6 million in contingent cash payments. The contingent cash payments will be paid in three installments after each of the first, second and third anniversaries of the closing date of the transaction and are subject to certain post-closing contingencies.

On October 23, 2014, the Corporation entered into a definitive Amendment (the “Amendment”) to that certain Agreement and Plan of Merger, dated as of May 5, 2014 (the “Agreement”), between the Corporation and Continental Bank Holdings, Inc. (“CBH”). In order to achieve certain administrative efficiencies, the parties agreed in the Amendment for the closing of the merger under the Agreement to occur no earlier than January 1, 2015, and to extend to January 5, 2015 the initial date at which, if the merger of CBH with and into the Corporation pursuant to the Agreement, as amended, has not closed, either the Corporation or CBH may terminate the Agreement. No other terms of the Agreement have changed as a result of the Amendment.

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

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2013 Annual Report on Form 10-K (the “2013 Annual Report”).

Acquisition of Continental Bank Holdings, Inc.

On May 5, 2014 we announced that the Corporation had entered into a definitive agreement to acquire Continental Bank Holdings, Inc., (“CBH”) in a transaction with an aggregate value of approximately $109 million. The transaction has received the required approval of the Corporation’s shareholders and CBH’s shareholders, necessary regulatory approvals have been obtained and we currently expect to complete the acquisition in the first quarter of 2015.

CBH is a savings and loan holding company registered under the Home Owners’ Loan Act, and provides various banking and financial products and services through its wholly owned subsidiary, Continental Bank (“CB”), a Pennsylvania-chartered savings bank. CB provides a full array of commercial and retail banking services and products to individuals and businesses located in the Delaware Valley region of Pennsylvania, operating nine full-service banking offices and one limited-service office located in Montgomery, Philadelphia and Chester Counties, Pennsylvania.

The acquisition of CBH reflects the Corporation’s acquisition strategy and desire to pursue opportunities within the greater Philadelphia marketplace. We believe that the merger with CBH provides the Corporation with the opportunity to further expand our business into the greater Philadelphia marketplace in a relatively cost effective manner, with immediate expansion of our branch office network without incurring all of the start-up costs associated with expanding organically. In addition, the merger creates an institution with close to $3 billion in assets and a significantly enhanced platform for continued growth.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, and the changes in its financial condition as of September 30, 2014 as compared to December 31, 2013. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results

•	Net income for the three months ended September 30, 2014 was $6.5 million, an increase of $105 thousand as compared to net income of $6.4 million for the same period in 2013. Diluted earnings per share of $0.47 for the three months ended September 30, 2014 remained unchanged from the same period in 2013.

•	Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended September 30, 2014 were 10.58% and 1.21%, respectively, as compared to ROE and ROA of 11.92% and 1.29%, respectively, for the same period in 2013.

•	Tax-equivalent net interest income increased $639 thousand, or 3.4%, to $19.3 million for the three months ended September 30, 2014, as compared to $18.6 million for the same period in 2013.

•	The Corporation recorded a provision for loan and lease losses (the “Provision”), of $550 thousand for the three months ended September 30, 2014, a decrease of $409 thousand from the $959 thousand recorded for the same period in 2013.

•	Non-interest income of $11.5 million for the three months ended September 30, 2014 increased $156 thousand, or 1.4%, as compared to $11.4 million for the same period in 2013.

•	Included in non-interest income, fees for Wealth Management services of $9.1 million for the three months ended September 30, 2014 increased $464 thousand, or 5.4%, as compared to $8.6 million for the same period in 2013.

•	Non-interest expense of $20.0 million for the three months ended September 30, 2014 increased $638 thousand, or 3.3%, as compared to $19.3 million for the same period in 2013.

Nine Month Results

•	Net income for the nine months ended September 30, 2014 was $20.8 million, an increase of $2.8 million as compared to net income of $18.0 million for the same period in 2013. Diluted earnings per share of $1.50 for the nine months ended September 30, 2014 was a $0.17 increase from the same period in 2013.

•	ROE and ROA for the nine months ended September 30, 2014 were 11.68% and 1.33%, respectively, as compared to ROE and ROA of 11.48% and 1.21%, respectively, for the same period in 2013.

•	Tax-equivalent net interest income increased $3.5 million, or 6.5%, to $57.7 million for the nine months ended September 30, 2014, as compared to $54.2 million for the same period in 2013.

•	The Provision of $1.2 million for the nine months ended September 30, 2014 was a decrease of $1.6 million, or 56.6%, as compared to $2.8 million for the same period in 2013.

•	Non-interest income of $35.4 million for the nine months ended September 30, 2014 decreased $681 thousand, or 1.9%, as compared to $36.1 million for the same period in 2013.

•	Included in non-interest income, fees for Wealth Management services of $27.5 million for the nine months ended September 30, 2014 increased $1.4 million, or 5.5%, as compared to $26.1 million for the same period in 2013.

•	Non-interest expense of $59.5 million for the nine months ended September 30, 2014 decreased $596 thousand, or 1.0%, as compared to $60.1 million for the same period in 2013.

Changes in Financial Condition

•	Total assets of $2.12 billion as of September 30, 2014 increased $62.2 million from December 31, 2013.

•	Shareholders’ equity of $247.6 million as of September 30, 2014 increased $17.7 million from $229.9 million as of December 31, 2013.

•	Total portfolio loans and leases as of September 30, 2014 were $1.65 billion, an increase of $98.1 million from the December 31, 2013 balance.

•	Total non-performing loans and leases of $8.3 million represented 0.51% of portfolio loans and leases as of September 30, 2014 as compared to $10.5 million, or 0.68% of portfolio loans and leases as of December 31, 2013.

•	The $15.6 million Allowance, as of September 30, 2014, represented 0.95% of portfolio loans and leases, as compared to $15.5 million, or 1.00% of portfolio loans as of December 31, 2013.

•	Total deposits of $1.61 billion as of September 30, 2014 increased $19.0 million, or 1.2%, from $1.59 billion as of December 31, 2013.

•	Wealth Management assets under management, administration, supervision and brokerage as of September 30, 2014 were $7.58 billion, an increase of $312.5 million from December 31, 2013.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2014 and 2013 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Annualized return on average equity	10.58%	11.92%	11.68%	11.48%
Annualized return on average assets	1.21%	1.29%	1.33%	1.21%
Efficiency ratio[1]	64.98%	64.58%	64.12%	66.77%
Tax-equivalent net interest margin	3.87%	4.05%	3.97%	3.96%
Basic earnings per share	$0.48	$0.48	$1.54	$1.35
Diluted earnings per share	$0.47	$0.47	$1.50	$1.33
Dividend per share	$0.19	$0.17	$0.55	$0.51
Dividend declared per share to net income per basic common share	39.6%	35.4%	35.7%	37.8%

[1]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

The following table presents certain key period-end balances and ratios as of September 30, 2014 and December 31, 2013:

(dollars in millions, except per share amounts)	September 30, 2014	December 31, 2013
Book value per share	$18.03	$16.84
Tangible book value per share	$14.37	$13.02
Allowance as a percentage of loans and leases	0.95%	1.00%
Tier I capital to risk weighted assets	12.05%	11.57%
Tangible common equity ratio	9.58%	8.92%
Loan to deposit ratio	102.3%	97.3%
Wealth assets under management, administration, supervision and brokerage	$7,580.8	$7,268.3
Portfolio loans and leases	$1,645.2	$1,547.2
Total assets	$2,123.9	$2,061.7
Shareholders’ equity	$247.6	$229.9

The following sections discuss, in detail, the Corporation’s results of operations for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, and the changes in its financial condition as of September 30, 2014 as compared to December 31, 2013.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and nine months ended September 30, 2014 and 2013, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rate paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income of $19.3 million for the three months ended September 30, 2014 increased $639 thousand, as compared to the same period in 2013. The increase in net interest income between the periods was largely driven by volume increases, with average loan balances increasing by $165.9 million and average interest-bearing deposits with other banks increasing by $42.7 million. Partially offsetting these increases was a $58.9 million decrease in average available for sale investment securities. The net increase in average interest-earning assets was partially offset by a $90.4 million increase in average interest-bearing liabilities between periods.

Tax-equivalent net interest income of $57.7 million for the nine months ended September 30, 2014 increased $3.5 million, as compared to the same period in 2013. The increase in net interest income between the periods was largely driven by the volume change in average loans, which increased by $161.5 million. Partially offsetting these increases was a $51.6 million decrease in average available for sale investment securities. The net increase in average interest-earning assets was partially offset by a $63.0 million increase in average interest-bearing liabilities between periods.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended September 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$78,324	$46	0.23%	$35,589	$21	0.23%
Investment securities - available for sale:
Taxable	230,457	884	1.52%	284,558	988	1.38%
Non-taxable(3)	35,034	149	1.69%	39,860	159	1.58%

Total investment securities - available for sale	265,491	1,033	1.54%	324,418	1,147	1.40%
Investment securities - trading	3,599	9	0.99%	2,182	7	1.27%
Loans and leases(1)(2)(3)	1,630,218	19,767	4.81%	1,464,359	18,755	5.08%

Total interest-earning assets	1,977,632	20,855	4.18%	1,826,548	19,930	4.33%
Cash and due from banks	12,739			12,497
Allowance for loan and lease losses	(15,672)			(14,653)
Other assets	153,110			151,204

Total assets	$2,127,809			$1,975,596

Liabilities:
Savings, NOW, and market rate accounts	$965,281	430	0.18%	$944,963	419	0.18%
Wholesale deposits	98,232	175	0.71%	58,715	55	0.37%
Time deposits	121,986	137	0.45%	152,788	165	0.43%

Total interest-bearing deposits	1,185,499	742	0.25%	1,156,466	639	0.22%
Short-term borrowings	14,074	3	0.08%	14,995	5	0.13%
Long-term FHLB advances and other borrowings	235,091	828	1.40%	163,818	643	1.56%

Total borrowings	249,165	831	1.32%	178,813	648	1.44%

Total interest-bearing liabilities	1,434,664	1,573	0.43%	1,335,279	1,287	0.38%
Non-interest-bearing deposits	426,883			402,292
Other liabilities	22,298			24,904

Total non-interest-bearing liabilities	449,181			427,196

Total liabilities	1,883,845			1,762,475
Shareholders’ equity	243,964			213,121

Total liabilities and shareholders’ equity	$2,127,809			$1,975,596

Net interest spread			3.75%			3.95%
Effect of non-interest-bearing liabilities			0.12%			0.10%

Tax equivalent net interest income and margin on earning assets(3)		$19,282	3.87%		$18,643	4.05%

Tax-equivalent adjustment(3)		$106	0.02%		$110	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

	For the Nine Months Ended September 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$72,341	$127	0.23%	$70,681	$131	0.25%
Investment securities - available for sale:
Taxable	237,053	2,759	1.56%	286,964	2,721	1.27%
Non-taxable(3)	35,853	453	1.69%	37,505	429	1.53%

Total investment securities - available for sale	272,906	3,212	1.57%	324,469	3,150	1.30%
Investment securities - trading	3,519	33	1.25%	2,017	23	1.52%
Loans and leases(1)(2)(3)	1,593,718	58,810	4.93%	1,432,260	54,902	5.13%

Total interest-earning assets	1,942,484	62,182	4.28%	1,829,427	58,206	4.25%
Cash and due from banks	12,371			12,884
Allowance for loan and lease losses	(15,835)			(14,657)
Other assets	153,798			151,038

Total assets	$2,092,818			$1,978,692

Liabilities:
Savings, NOW, and market rate accounts	$958,588	1,254	0.17%	$963,249	1,343	0.19%
Wholesale deposits	89,063	437	0.66%	50,575	153	0.40%
Time deposits	127,863	453	0.47%	169,184	613	0.48%

Total interest-bearing deposits	1,175,514	2,144	0.24%	1,183,008	2,109	0.24%
Short-term borrowings	14,798	12	0.11%	13,455	12	0.12%
Long-term FHLB advances and other borrowings	223,532	2,354	1.41%	154,386	1,906	1.65%

Total borrowings	238,330	2,366	1.33%	167,841	1,918	1.53%

Total interest-bearing liabilities	1,413,844	4,510	0.43%	1,350,849	4,027	0.40%
Non-interest-bearing deposits	419,542			393,576
Other liabilities	21,403			24,874

Total non-interest-bearing liabilities	440,945			418,450

Total liabilities	1,854,789			1,769,299
Shareholders’ equity	238,029			209,393

Total liabilities and shareholders’ equity	$2,092,818			$1,978,692

Net interest spread			3.85%			3.85%
Effect of non-interest-bearing liabilities			0.12%			0.11%

Tax equivalent net interest income and margin on earning assets(3)		$57,672	3.97%		$54,179	3.96%

Tax-equivalent adjustment(3)		$331	0.02%		$314	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2014 Compared to 2013
	Three Months Ended September 30,			Nine Months Ended September 30,
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$25	$—	$25	$2	$(6)	$(4)
Investment securities	(200)	88	(112)	(305)	377	72
Loans and leases	2,106	(1,094)	1,012	5,105	(1,197)	3,908

Total interest income	$1,931	$(1,006)	$925	$4,802	$(826)	$3,976

Interest expense:
Savings, NOW and market rate accounts	$11	$—	$11	$(4)	$(85)	$(89)
Wholesale non-maturity deposits	(3)	(1)	(4)	5	(7)	(2)
Time deposits	(34)	6	(28)	(151)	(9)	(160)
Wholesale time deposits	77	47	124	179	107	286
Borrowed funds**	274	(91)	183	657	(209)	448

Total interest expense	325	(39)	286	686	(203)	483

Interest differential	$1,606	$(967)	$639	$4,116	$(623)	$3,493

*	The tax rate used in the calculation of the tax equivalent income is 35%.
**	Borrowed funds include subordinated debentures, short-term borrowings and Federal Home Loan Bank (“FHLB”) advances and other borrowings.

Tax Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin decreased 18 basis points to 3.87% for the three months ended September 30, 2014, from 4.05% for the same period in 2013. The 18 basis point decrease in the tax-equivalent net interest margin was primarily driven by a 27 basis point decline in average yield on portfolio loans. The decline in yield on portfolio loans was primarily related to the impact of fair value accounting for acquired loans. Loans acquired in mergers are marked to their fair market values at acquisition. As these loans pay down, their loan marks are recognized in interest income. When a loan pays off early, any unamortized loan mark is recognized in interest income, at once. During the three months ended September 30, 2014, the Corporation recognized, in its loan yield, $516 thousand, or 12 basis points, related to payoffs of acquired loans, as compared to $860 thousand, or 23 basis points, for the same period in 2013. The decrease in tax-equivalent yield on portfolio loans was partially offset by a 14 basis point increase in yield on available for sale investment securities. Average interest-earning assets increased $151.1 million, while average interest-bearing liabilities increased by $99.4 million. The increase in average interest-earning assets between periods was comprised of a $165.9 million increase in average portfolio loans and a $42.7 million increase in average interest-bearing deposits with other banks, partially offset by a $58.9 million decrease in average available for sale investment securities. The increase in rate paid on average interest-bearing liabilities was primarily related to a $70.4 million increase in average borrowings. The increase in long-term borrowings as well as the cash flows from available for sale investment securities supplied funds for loan originations.

The Corporation’s tax-equivalent net interest margin increased 1 basis point to 3.97% for the nine months ended September 30, 2014, from 3.96% for the same period in 2013. Average interest-earning assets increased $113.1 million, while average interest-bearing liabilities increased by $63.0 million. The increase in average interest-earning assets between periods was comprised of a $161.5 million increase in average portfolio loans, partially offset by a $51.6 million decrease in average available for sale investment securities. The yield on loans for the nine months ended September 30, 2014 declined by 20 basis points compared to the same period in 2013. The effect of fair value accounting on acquired loans did not have a material impact on the yield on loans for the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease in yield on portfolio loans was offset by a 27 basis point increase in yield on available for sale investment securities between nine month periods ended September 30, 2013 and September 30, 2014. This yield increase on available for sale investment securities was driven by market interest rate increases which slowed prepayments of mortgage-related securities, and hence improved their yields.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Net Interest Margin
3rd Quarter 2014	4.18%	0.43%	3.75%	0.12%	3.87%
2nd Quarter 2014	4.34%	0.42%	3.92%	0.11%	4.03%
1st Quarter 2014	4.32%	0.42%	3.90%	0.12%	4.02%
4th Quarter 2013	4.33%	0.40%	3.93%	0.10%	4.03%
3rd Quarter 2013	4.33%	0.38%	3.95%	0.10%	4.05%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After September 30, 2014		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2013
	Amount	Percentage	Amount	Percentage
+300 basis points	$3,588	4.64%	$6,289	8.19%
+200 basis points	$1,848	2.39%	$3,537	4.61%
+100 basis points	$371	0.48%	$1,146	1.49%
-100 basis points	$(2,260)	(2.92)%	$(1,868)	(2.43)%

The above interest rate simulation suggests that the Corporation’s balance sheet is slightly asset sensitive as of September 30, 2014 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a small, but positive impact on net interest income over the next 12 months. The Corporation’s balance sheet is more asset sensitive in the other rate increase and decrease scenarios. It should be noted, however, that the balance sheet is less asset sensitive, in a rising-rate environment, as of September 30, 2014 than it was as of December 31, 2013. This change in sensitivity is primarily related to a revision in the assumptions used for determining interest rate increases on non-maturity deposits in a rising-rate environment. The ALCO reviewed the model’s assumptions during the first quarter of 2014 and determined that a more reactive approach to adjusting deposit rates in rising-rate scenarios was appropriate, as the ongoing low-rate environment may have impacted customer behavior by heightening their sensitivity to rising rates.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of September 30, 2014:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$56.3	$—	$—	$—	$—	$56.3
Investment securities – available for sale	57.4	73.0	107.5	28.0	—	265.9
Investment securities – trading	3.8	—	—	—	—	3.8
Loans and leases(1)	495.1	193.4	707.2	250.9	—	1,646.6
Allowance for loan and lease losses	—	—	—	—	(15.6)	(15.6)
Cash and due from banks	—	—	—	—	11.3	11.3
Other assets	—	—	—	—	155.6	155.6

Total assets	$612.6	$266.4	$814.7	$278.9	$151.3	$2,123.9

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$27.6	$82.8	$120.0	$207.8	$—	$438.2
Savings, NOW and market rate	67.1	201.4	467.2	213.7	—	949.4
Time deposits	39.4	50.1	31.7	—	—	121.2
Wholesale non-maturity deposits	41.3	—	—	—	—	41.3
Wholesale time deposits	3.5	10.6	46.1	—	—	60.2
Short-term borrowings	14.0	—	—	—	—	14.0
Long-term FHLB advances and other borrowings	45.4	15.5	164.2	5.5	—	230.6
Other liabilities	—	—	—	—	21.4	21.4
Shareholders’ equity	8.8	26.5	141.5	70.8	—	247.6

Total liabilities and shareholders’ equity	$247.1	$386.9	$970.7	$497.8	$21.4	$2,123.9

Interest-earning assets	$612.6	$266.4	$814.7	$278.9	$—	$1,972.6
Interest-bearing liabilities	210.7	277.6	709.2	219.2	—	1,416.7

Difference between interest-earning assets and interest-bearing liabilities	$401.9	$(11.2)	$105.5	$59.7	$—	$555.9

Cumulative difference between interest earning assets and interest-bearing liabilities	$401.9	$390.7	$496.2	$555.9	$—	$555.9

Cumulative earning assets as a % of cumulative interest bearing liabilities	291%	180%	141%	139%

[1]	Loans include portfolio loans and loans held for sale

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended September 30, 2014, the Corporation recorded a Provision of $550 thousand as compared to a $959 thousand for the same period in 2013. For the nine months ended September 30, 2014, the Corporation recorded a $1.2 million Provision as compared to $2.8 million for the same period in 2013. Lower net charge-offs, reductions in nonperforming loans, updated appraisals of collateral-dependent impaired loans and upgrades of internally-assigned risk ratings of the Corporation’s loan portfolio contributed to the decreases in the Provision between the respective periods. For a general discussion of the allowance for loan and lease losses, and our policies related thereto, refer to page 41 of the Corporation’s 2013 Annual Report.

Asset Quality and Analysis of Credit Risk

As of September 30, 2014, total nonperforming loans and leases decreased by $2.2 million, to $8.3 million, representing 0.51% of portfolio loans and leases, as compared to $10.5 million, or 0.68% of portfolio loans and leases as of December 31, 2013. The decrease was comprised of a $969 thousand decrease in nonperforming commercial and industrial loans, a $626 thousand decrease in nonperforming residential mortgages, a $567 thousand decrease in nonperforming construction loans and a $249 thousand decrease in nonperforming home equity lines and loans. Partially offsetting these decreases was a $231 thousand increase in nonperforming commercial mortgages. The decrease in nonperforming loans and leases was comprised of payoffs and returns to performing status of $3.3 million, full and partial charge-offs of $320 thousand, and foreclosure of loans to OREO of $1.2 million. These decreases were partially offset by $2.6 million of loans and leases that became non-performing during the period.

As of September 30, 2014, the Allowance of $15.6 million represented 0.95% of portfolio loans and leases, a 5 basis point decrease from 1.00% as of December 31, 2013. The Corporation believes the $15.6 million Allowance as of September 30, 2014 is sufficient to cover losses inherent in the portfolio as of September 30, 2014.

As of September 30, 2014, the Corporation had OREO valued at $894 thousand, as compared to $855 thousand as of December 31, 2013. The balance as of September 30, 2014 was comprised of three residential properties. All properties are recorded at the lower of cost or fair value less cost to sell. Proceeds from the sale of OREO properties totaled $172 thousand and $1.3 million for the three and nine months ended September 30, 2014, respectively. For the three and none months ended September 30, 2014, the Corporation recorded a net loss of $49 thousand and a net gain of $171 thousand, respectively, on the sale of OREO.

As of September 30, 2014, the Corporation had $8.6 million of troubled debt restructurings (“TDRs”), of which $6.9 million were in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2013, the Corporation had $9.0 million of TDRs, of which $7.3 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of September 30, 2014, the Corporation had a recorded investment of $15.2 million of impaired loans and leases which included $8.6 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2013 totaled $17.6 million, which included $9.0 million of TDRs. Refer to Note 4H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	September 30, 2014	December 31, 2013
Non-Performing Assets:
Non-accrual loans and leases	$8,336	$10,530
Other real estate owned	894	855

Total non-performing assets	$9,230	$11,385

Troubled Debt Restructures:
TDRs included in non-performing loans	$1,725	$1,699
TDRs in compliance with modified terms	6,913	7,277

Total TDRs	$8,638	$8,976

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	187.1%	147.3%
Non-performing loans and leases to total portfolio loans and leases	0.51%	0.68%
Allowance for loan and lease losses to total portfolio loans and leases	0.95%	1.00%
Non-performing assets to total assets	0.43%	0.55%
Total portfolio loans and leases	$1,645,238	$1,547,185
Allowance for loan and lease losses	$15,599	$15,515

NON-INTEREST INCOME

Three Months Ended September 30, 2014 Compared to the Same Period in 2013

Non-interest income for the three months ended September 30, 2014 was $11.5 million, an increase of $156 thousand from the same period in 2013. The increase was related to a $464 thousand, or 5.4%, increase in wealth management revenue, which was partially offset by decreases of $138 thousand and $112 thousand in gain on sale of residential mortgage loans and other operating income, respectively between the three month periods ended September 30, 2014 and September 30, 2013. Wealth Management Division assets under management, administration, supervision and brokerage as of September 30, 2014 were $7.6 billion, an increase of $498 million, or 7.0%, from September 30, 2013. The increase was driven by organic growth related to strategic initiatives within the division, along with market appreciation and other new business between the dates.

Nine months Ended September 30, 2014 Compared to the Same Period in 2013

Non-interest income for the nine months ended September 30, 2014 was $35.4 million, a decrease of $681 thousand from the same period in 2013. Largely contributing to the decrease was a $2.3 million decrease in the gain on sale of residential mortgage loans between the periods, as the volume of residential mortgage loans sold into the secondary market decreased from $115.9 million for the nine months ended September 30, 2013 to $41.2 million for the same period in 2014. Partially offsetting this decrease in non-interest income was a $1.4 million increase in revenue from wealth management services for the nine months ended September 30, 2014 as compared to the same period in 2013. In addition, gain on sale of OREO increased by $365 thousand for the nine months ended September 30, 2014, as compared to the same period in 2013, in which a loss of $194 thousand was recorded.

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended September 30,				As of or for the Nine Months Ended September 30,
(dollars in millions)	2014		2013		2014		2013
Residential mortgage loans held in portfolio		$314.1		$291.6		$314.1		$291.6
Mortgage originations		$29.9		$40.4		$87.3		$160.6
Mortgage loans sold:
Servicing retained		$16.2		$17.8		$40.5		$115.4
Servicing released		0.6		—		0.7		0.5

Total mortgage loans sold		$16.8		$17.8		$41.2		$115.9

Percent servicing-retained		96.80%		100.0%		98.3%		99.6%
Percent servicing-released		3.2%		—%		1.7%		0.4%
Percent of originated mortgage loans sold		56.2%		44.1%		47.1%		72.2%
Mortgage servicing rights (“MSRs”)		$4.8		$4.7		$4.8		$4.7
Net gain on sale of loans		$0.4		$0.6		$3.6		$3.6
Loan servicing and other fees		$0.4		$0.5		$1.4		$1.4
Amortization of MSRs		$0.1		$0.2		$0.4		$0.6
Net (recovery) impairment of MSRs	$	> (0.1)	$	< 0.1	$	> (0.1)	$	< 0.1
Yield on loans sold (includes MSR income)		2.62%		3.25%		3.16%		3.10%
Residential mortgage loans serviced for others		$616.6		$594.2		$616.6		$594.2

The following table provides details of other operating income for the three and nine months ended September 30, 2014 and 2013:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Merchant interchange fees	$254	$211	$703	$606
Commissions and fees	174	171	478	374
Safe deposit box rentals	98	103	297	297
Insurance commissions	139	151	378	418
Other investment income	139	33	515	214
Title insurance income	—	33	—	227
Rental income	23	49	117	153
Miscellaneous other income	56	244	431	900

Other operating income	$883	$995	$2,919	$3,189

NON-INTEREST EXPENSE

Three Months Ended September 30, 2014 Compared to the Same Period in 2013

Non-interest expense for the three months ended September 30, 2014 increased $638 thousand, to $20.0 million, as compared to $19.3 million for the same period in 2013. Contributing to this change were increases of $447 thousand in due diligence and merger-related expenses associated with the pending merger with CBH along with increases in occupancy expense of $235 thousand and furniture and fixtures expense of $158 thousand. These expense increases were partially related to flood clean up at one of our branch locations, as well as other branch maintenance. Partially offsetting these cost increases was a $244 thousand decrease in benefits expense as better-than-expected returns on pension assets in 2013 along with an increase in the discount rate used to calculate periodic pension costs helped reduce costs associated with the Corporation’s retirement plans. Additionally, other operating expense decreased by $276 thousand, which was primarily related to a reduction in deferred compensation expense. The Corporation offers deferred compensation plans to its directors which allows the deferral of their director fees. Portions of these deferred compensation accounts are invested in the stock of the Corporation. As such, this investment in the stock of the Corporation is carried as treasury stock on the Corporation’s balance sheet and changes in its value are not recognized in income. However, the corresponding liability related to the deferred compensation plans is adjusted for changes in the market value of the Corporation’s stock, with fluctuations being recorded as deferred compensation expense.

Nine months Ended September 30, 2014 Compared to the Same Period in 2013

Non-interest expense for the nine months ended September 30, 2014 decreased $596 thousand, to $59.5 million, as compared to $60.1 million for the same period in 2013. Contributing to this decrease were a $993 thousand decrease in employee benefits expense as better-than-expected returns on pension assets in 2013 along with an increase in the discount rate used to calculate periodic pension costs helped reduce costs associated with the Corporation’s retirement plans, and a $1.0 million decrease in other operating expense, as detailed in the table below. Partially offsetting the cost decreases was the absence of the $690 thousand net gain on curtailment of nonqualified pension plan, and a $523 thousand increase in Pennsylvania bank shares tax. During the nine months ended September 30, 2013, the Corporation accrued additional bank shares tax due to an uncertain shares tax position, which was reversed in 2014 as it was determined that it was no longer needed in 2014.

The following table provides details of other operating expenses for the three and nine months ended September 30, 2014 and 2013:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Information technology	$678	$587	$2,024	$2,099
Loan processing	190	161	551	764
Other taxes	17	15	53	52
Temporary help and recruiting	393	435	826	1,251
Telephone and data lines	362	266	1,019	1,050
Travel and entertainment	161	131	489	417
Stationary and supplies	102	102	333	373
Postage	108	121	369	382
Director fees	121	118	381	375
Investment portfolio maintenance	100	79	274	270
Dues and subscriptions	95	108	270	286
Insurance	191	171	587	540
Deferred compensation expense	(88)	328	95	563
Outsourced services	108	107	324	321
Miscellaneous other expense	481	566	1,599	1,476

Other operating expense	$3,019	$3,295	$9,194	$10,219

INCOME TAXES

Income tax expense for the three months ended September 30, 2014 was $3.7 million, as compared to $3.2 million for the same period in 2013, reflecting an increase in the effective tax rate from 33.6% for the third quarter of 2013 to 36.3% for the third quarter of 2014. The increase in effective tax rate was primarily related to non-tax-deductible merger expenses recorded in the three months ended September 30, 2014.

Income tax expense for the nine months ended September 30, 2014 was $11.3 million, as compared to $9.2 million for the same period in 2013, reflecting an increase in the effective tax rate from 33.8% for the nine months ended September 30, 2013 to 35.2% for the same period in 2014. The increase in effective tax rate was primarily related to non-tax-deductible merger expenses recorded in the nine months ended September 30, 2014.

BALANCE SHEET ANALYSIS

Total assets as of September 30, 2014 of $2.12 billion increased $62.2 million, or 3.0%, from $2.06 billion as of December 31, 2013. Interest-bearing deposits with banks decreased $11.4 million, or 16.8%, portfolio loans and leases increased $98.1 million, or 6.3%, available for sale investments decreased $19.9 million, or 7.0%, total deposits increased $19.0 million, or 1.2%, and long-term FHLB advances and other borrowings increased $24.9 million, or 12.1%, between the two dates. The increased loan demand was funded through redeployment of cash flows from the investment portfolio, as well as increases in long-term FHLB advances and deposit inflows.

Loans and Leases

The table below compares the portfolio loans and leases outstanding at September 30, 2014 to December 31, 2013:

	September 30, 2014		December 31, 2013		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$683,558	41.6%	$625,341	40.4%	$58,217	9.3%
Home equity lines & loans	183,314	11.1%	189,571	12.3%	(6,257)	(3.3	) %
Residential mortgage	314,127	19.1%	300,243	19.4%	13,884	4.6%
Construction	59,923	3.7%	46,369	3.0%	13,554	29.2%
Commercial and industrial	342,524	20.8%	328,459	21.2%	14,065	4.3%
Consumer	16,810	1.0%	16,926	1.1%	(116)	(0.7	) %
Leases	44,982	2.7%	40,276	2.6%	4,706	11.7%

Total portfolio loans and leases	1,645,238	100.0%	1,547,185	100.0%	98,053	6.3%
Loans held for sale	1,375		1,350		25	1.9%

Total loans and leases	$1,646,613		$1,548,535		$98,078	6.3%

Overall, portfolio loans and leases increased by $98.1 million, or 6.3%, as of September 30, 2014 as compared to December 31, 2013. As detailed in the table above, the most significant increases were seen in the commercial mortgage, residential mortgage, construction and commercial and industrial segments of the portfolio.

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

Cash and Investment Securities

As of September 30, 2014, liquidity remained strong as the Corporation had $46.4 million of cash balances at the Federal Reserve and $9.8 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of September 30, 2014 totaled $265.9 million, as compared to $285.8 million as of December 31, 2013, as cash flows from investment maturities were utilized to fund loan originations. The $19.9 million decrease in investment securities available for sale during the nine months ended September 30, 2014 was concentrated in the mortgage-related segment of the portfolio, which decreased $20.3 million from December 31, 2013 to September 30, 2014. The Corporation has remained focused on maintaining liquidity and reducing interest rate risk by favoring investments that have both strong credit quality and a reasonable yield, while still limiting extension risk.

Deposits and Borrowings

Deposits and borrowings as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$256,890	16.0%	$266,787	16.8%	$(9,897)	(3.7)%
Money market	550,238	34.2%	544,310	34.2%	5,928	1.1%
Savings	142,364	8.8%	135,240	8.5%	7,124	5.3%
Wholesale non-maturity deposits	41,290	2.6%	42,936	2.7%	(1,646)	(3.8)%
Wholesale time deposits	60,171	3.7%	34,640	2.2%	25,531	73.7%
Retail time deposits	121,158	7.5%	140,794	8.8%	(19,636)	(13.9)%

Interest-bearing deposits	1,172,111	72.8%	1,164,707	73.2%	7,404	0.6%
Non-interest-bearing deposits	438,221	27.2%	426,640	26.8%	11,581	2.7%

Total deposits	$1,610,332	100.0%	$1,591,347	100.0%	$18,985	1.2%

	September 30, 2014		December 31, 2013		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$13,980	5.7%	$10,891	5.0%	$3,089	28.4%
Long-term FHLB advances and other borrowings	230,574	94.3%	205,644	95.0%	24,930	12.1%

Borrowed funds	$244,554	100.0%	$216,535	100.0%	$28,019	12.9%

Total deposits as of September 30, 2014 increased $19.0 million from the levels present as of December 31, 2013. As detailed in the table above, the most significant increases were in wholesale time deposits, money market, savings and non-interest-bearing, partially offset by decreases in wholesale non-maturity and retail time deposits. In order to offset the run-off of higher-rate retail time deposits, the Corporation relies upon the availability of low-priced wholesale time deposits.

Long-term FHLB advances and other borrowings increased by $24.9 million during the nine months ended September 30, 2014 as loan demand required increased borrowings to supplement the increase in deposits.

Capital

Consolidated shareholder’s equity of the Corporation was $247.6 million, or 11.7% of total assets as of September 30, 2014, as compared to $229.9 million, or 11.2% of total assets as of December 31, 2013. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2014 and December 31, 2013:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2014:
Total (Tier II) capital to risk weighted assets
Corporation	$218,543	12.99%	$168,260	10.00%
Bank	210,453	12.54%	167,853	10.00%
Tier I capital to risk weighted assets
Corporation	202,834	12.05%	100,956	6.00%
Bank	194,744	11.60%	100,712	6.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	202,834	9.77%	103,854	5.00%
Bank	194,744	9.39%	103,749	5.00%
Tangible common equity to tangible assets
Corporation	198,903	9.58%
Bank	190,814	9.21%
December 31, 2013:
Total (Tier II) capital to risk weighted assets
Corporation	$200,667	12.55%	$159,924	10.00%
Bank	197,463	12.38%	159,493	10.00%
Tier I capital to risk weighted assets
Corporation	185,022	11.57%	95,954	6.00%
Bank	181,818	11.40%	95,696	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	185,022	9.29%	99,543	5.00%
Bank	181,818	9.14%	99,424	5.00%
Tangible common equity to tangible assets
Corporation	179,457	8.92%
Bank	176,254	8.78%

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. The capital ratios as of September 30, 2014 for both the Bank and the Corporation have improved from their December 31, 2013 levels. These increases were the result of increases in retained earnings, issuance of shares (primarily through the exercise of stock options), and decreases in accumulated other comprehensive losses between the dates. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the nine months ended September 30, 2014, the Corporation issued 1,602 shares and raised $44 thousand through the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of September 30, 2014	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2013	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$631.1	72.0%	$628.4	74.7%	$2.7	0.4%
Federal Reserve Bank of Philadelphia	81.3	100.0%	73.3	100.0%	8.0	10.9%
Fed Funds Lines (six banks)	64.0	100.0%	64.0	100.0%	—	—%
Revolving line of credit with correspondent bank	5.0	100.0%	3.0	100.0%	2.0	66.7%

	$781.4	76.1%	$768.7	78.3%	$12.7	1.7%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with CDC to provide up to $5 million, excluding accrued interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $5.2 million in balances, including accrued interest, as of September 30, 2014 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $33.6 million in balances as of September 30, 2014 under this program.

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

The Wealth Management segment, as discussed in the Non-Interest Income section above recorded a pre-tax segment profit (“PTSP”) of $3.8 million and $11.2 million for the three and nine months ended September 30, 2014, respectively, as compared to PTSP of $3.3 million and $9.6 million for the respective periods in 2013. The Wealth Management segment provided 37.2% and 34.5% of the Corporation’s pre-tax profit for the three months ended September 30, 2014 and 2013, respectively and 35.0% and 35.5 % of the Corporation’s pre-tax profit for the nine months ended September 30, 2014 and 2013, respectively.

The Banking Segment recorded a PTSP of $6.4 million and $20.9 million for the three and nine months ended September 30, 2014, respectively, as compared to $6.3 million and $17.5 million for the respective periods in 2013. The Banking Segment provided 62.8% and 65.5% of the Corporation’s pre-tax profit for the three months ended September 30, 2014 and 2013, respectively and 65.0% and 64.5 % of the Corporation’s pre-tax profit for the nine months ended September 30, 2014 and 2013, respectively.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2014 were $448.4 million, as compared to $405.3 million at December 31, 2013.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2014 amounted to $20.9 million, as compared to $21.2 million at December 31, 2013.

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

Contractual Cash Obligations of the Corporation as of September 30, 2014:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$1,429.0	$1,429.0	$—	$—	$—
Wholesale and retail time deposits	181.3	102.1	58.3	20.9	—
Short-term borrowings	14.0	14.0	—	—	—
Long-term FHLB advances and other borrowings	230.6	26.0	115.0	84.6	5.0
Operating leases	50.5	3.1	6.0	5.9	35.5
Purchase obligations	14.2	4.0	7.9	2.1	0.2
Non-discretionary pension contributions	0.1	0.1

Total	$1,919.7	$1,578.3	$187.2	$113.5	40.7

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

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this Quarterly Report on Form 10-Q, including, without limitation, this Item 2 of Part I, may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may”, “would”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “plan”, “forecast”, “project” and “believe” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, the real estate market, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	any future downgrades in the credit rating of the U.S. Government and federal agencies;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	results of examinations by the Federal Reserve Board, including the possibility that the Federal Reserve Board may, among other things, require us to increase our allowance for loan losses or to write down assets;

•	changes in accounting requirements or interpretations;

•	changes in existing statutes, regulatory guidance, legislation or judicial decisions that adversely affect our business, including changes in federal income tax or other tax regulations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally and such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);

•	the Corporation’s need for capital;

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers’ needs;

•	differences in the actual financial results, cost savings, and revenue enhancements associated with our acquisitions;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in our investment products in a manner that meets customers’ needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate, sell and service residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, the market value of mortgage servicing rights and various financial assets and liabilities;

•	the Corporation’s ability to retain key members of the senior management team;

•	the ability of key third-party providers to perform their obligations to the Corporation and the Bank;

•	technological changes being more difficult or expensive than anticipated;

•	the businesses of the Corporation and CBH will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	revenues following the completion of the Corporation’s acquisition of CBH may be lower than expected;

•	deposit attrition, operating costs, customer loss and business disruption following the completion of the Corporation’s acquisition of CBH, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected;

•	material differences in the actual financial results of the Corporation’s merger and acquisition activities compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within the expected time frame, including as to the Corporation’s acquisition of CBH; and

•	the Corporation’s success in managing the risks involved in the foregoing.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Frederick C. Peters II, and Chief Financial Officer, J. Duncan Smith, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2014.

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors included under the caption “Risk Factors” included within the 2013 Annual Report. In addition to the risks described below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” included within the 2013 Annual Report. The risks described in the 2013 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Cautionary Notice Regarding Forward Looking Statements.”

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

Our acquisition activities could involve a number of additional risks , including risks of:

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

We have received shareholder and regulatory approval of our previously announced planned acquisition of CBH and currently expect to complete that acquisition in the first quarter of 2015. In addition to the risks described above, these acquisitions could involve a number of additional risks, including:

•	the businesses of the Corporation and CBH will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	revenues following the completion of the Corporation’s acquisition of CBH may be lower than expected;

•	deposit attrition, operating costs, customer loss and business disruption following the completion of the Corporation’s acquisition of CBH, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; and

•	material differences in the actual financial results following the completion of the Corporation’s acquisition of CBH compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within the expected time frame.

There is no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions. Our inability to overcome these risks could have an adverse effect on our levels of reported net income, ROE and ROA, and our ability to achieve our business strategy and maintain our market value.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the third quarter of 2014 (1) :

Period	Total Number of Shares Purchased(2)(3)(4)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2014 – July 31, 2014	1,598	$29.77	—	195,705
August 1, 2014 – August 31, 2014	18,784	$29.36	—	195,705
September 1, 2014 – September 30, 2014	—	$—	—	195,705

Total	20,382	$29.39	—	195,705

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions. As of September 30, 2014, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.
(2)	On July 1, 2014, 695 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(3)	On July 2, 2014, the Corporation purchased 903 shares and retired them to treasury to satisfy statutory tax withholding requirements in connection with the vesting of restricted stock awards for certain of the Bank’s officers.
(4)	On August 11, 2014, 18,784 shares were purchased and retired to treasury to satisfy statutory tax withholding requirements in connection with the vesting of restricted stock awards for certain of the Bank’s officers.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description and References

2.1	Stock Purchase Agreement, dated as of August 21, 2014, by and among The Bryn Mawr Trust Company, Donald W. Parker, Edward F. Lee, and Powers Craft Parker & Beard, Inc., filed herewith

2.2	Amendment to Stock Purchase Agreement, dated as of October 1, 2014, by and among The Bryn Mawr Trust Company, Donald W. Parker, Edward F. Lee, and Powers Craft Parker and Beard, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 3, 2014

2.3	Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 23, 2014

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1*	Amendment to 2012 Restricted Stock Agreement, dated August 20, 2014, between Bryn Mawr Bank Corporation and Fredrick C. Peters, II, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on August 21, 2014

10.2*	Amendment to 2013 Restricted Stock Unit Agreement, dated August 20, 2014, between Bryn Mawr Bank Corporation and Fredrick C. Peters, II, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on August 21, 2014

10.3*	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based) – Multi-Year Vesting, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on September 17, 2014

10.4*	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based), filed herewith

10.5*	Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based), filed herewith

10.6*	Form of Restricted Stock Unit Agreement – Inducement Grant, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

Exhibit No.	Description and References

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Management contract or compensatory plan arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 7, 2014	By:	/s/ FREDERICK C. PETERS II
Frederick C. Peters II
Chief Executive Officer

Date: November 7, 2014	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit No.	Description and References

2.1	Stock Purchase Agreement, dated as of August 21, 2014, by and among The Bryn Mawr Trust Company, Donald W. Parker, Edward F. Lee, and Powers Craft Parker & Beard, Inc., filed herewith

2.2	Amendment to Stock Purchase Agreement, dated as of October 1, 2014, by and among The Bryn Mawr Trust Company, Donald W. Parker, Edward F. Lee, and Powers Craft Parker and Beard, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 3, 2014

2.3	Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 23, 2014

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1*	Amendment to 2012 Restricted Stock Agreement, dated August 20, 2014, between Bryn Mawr Bank Corporation and Fredrick C. Peters, II, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on August 21, 2014

10.2*	Amendment to 2013 Restricted Stock Unit Agreement, dated August 20, 2014, between Bryn Mawr Bank Corporation and Fredrick C. Peters, II, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on August 21, 2014

10.3*	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based) – Multi-Year Vesting, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on September 17, 2014

10.4*	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based), filed herewith

10.5*	Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based), filed herewith

10.6*	Form of Restricted Stock Unit Agreement – Inducement Grant, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, furnished herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Management contract or compensatory plan arrangement