Form 10-K
period 2014-12-31
BRYN MAWR BANK CORP
filed 2015-03-12
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $386,410,111 on June 30, 2014 based on the price at which our common stock was last sold on that date.*

As of March 5, 2015, there were 17,707,987 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Definitive Proxy Statement of Registrant to be filed with the Commission pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on April 30, 2015 (“2015 Proxy Statement”), as indicated, are incorporated by reference in Part III hereof.

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

Form 10-K

Bryn Mawr Bank Corporation

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report and the documents incorporated by reference herein may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words The words “may”, “would”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “plan”, “forecast”, “project” and “believe” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•	local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact;

•	our need for capital;

•	lower demand for our products and services and lower revenues and earnings could result from an economic recession;

•	lower earnings could result from other-than-temporary impairment charges related to our investment securities portfolios or other assets;

•	changes in monetary or fiscal policy, or existing statutes, regulatory guidance, legislation or judicial decisions that adversely affect our business, including changes in federal income tax or other tax regulations;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	other changes in accounting requirements or interpretations;

•	the accuracy of assumptions underlying the establishment of provisions for loan and lease losses and estimates in the value of collateral, and various financial assets and liabilities;

•	inflation, securities market and monetary fluctuations;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	prepayment speeds, loan originations and credit losses;

•	sources of liquidity and financial resources in the amounts, at the times and on the terms required to support our future business;

•	legislation or other governmental action affecting the financial services industry as a whole, us or our subsidiaries individually or collectively, including changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we must comply;

•	results of examinations by the Federal Reserve Board, including the possibility that such regulator may, among other things, require us to increase our allowance for loan losses or to write down assets;

•	our common stock outstanding and common stock price volatility;

•	fair value of and number of stock-based compensation awards to be issued in future periods;

•	with respect to our recent acquisition of Continental Bank Holdings, Inc. (“CBHI”), our business and the business of CBHI will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	revenues following the completion of our acquisition of CBHI may be lower than expected;

•	deposit attrition, operating costs, customer loss and business disruption following our acquisition of CBHI, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected;

•	material differences in the actual financial results of our merger and acquisition activities compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within the expected time frame, including as to our acquisition of CBHI;

•	our success in continuing to generate new business in our existing markets, as well as their success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	our ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers’ needs;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in the relevant market areas;

•	rapid technological developments and changes;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in our market areas and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	our ability to continue to introduce competitive new products and services on a timely, cost-effective basis and the mix of those products and services;

•	containing costs and expenses;

•	protection and validity of intellectual property rights;

•	reliance on large customers;

•	technological, implementation and cost/financial risks in contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);

•	ability to retain key employees and members of senior management;

•	the ability of key third-party providers to perform their obligations to us and our subsidiaries; and

•	Our success in managing the risks involved in the foregoing.

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

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 19 full-service branches, seven Life Care Community offices, five wealth offices and a full-service insurance agency throughout Montgomery, Delaware, Chester and Dauphin counties of Pennsylvania and New Castle county in Delaware. The Corporation’s common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area. The Corporation’s strategy to achieve this goal includes investing in foundational strength to support its growth, leveraging the strength of its brand, building out its core franchise and targeting high potential markets, basing its sales strategy on high performing relationships, concentrating on core product solutions and broadening the scope of its product offerings, using the Corporation’s human resources as a strategic advantage, engaging in inorganic growth by strategically acquiring small to mid-sized banks, insurance brokerages, wealth management companies, and advisory and planning services firms, and lifting out high performing teams where strategically advantageous.

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

WEBSITE DISCLOSURES

The Corporation files with the Securities and Exchange Commission (the “SEC”) and makes available, free of charge, through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained on the Corporation’s website at www.bmtc.com by following the link, “About Us,” followed by “Investor Relations.” The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K. Further copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

OPERATIONS

•	Bryn Mawr Bank Corporation

The Corporation has no active staff as of December 31, 2014. The Corporation is the sole shareholder of the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ, the SEC and other regulatory agencies.

As of December 31, 2014, the Corporation and its subsidiaries had 403 full time and 41 part time employees, totaling 424 full time equivalent staff.

ACTIVE SUBSIDIARIES OF THE CORPORATION

The Corporation has three active subsidiaries which provide various services as described below:

•	Lau Associates

Lau Associates LLC is a nationally recognized independent, family wealth office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau Associates employed twelve full time employees as of December 31, 2014, and are included in the Corporation’s employment numbers. Lau Associates LLC is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company of Delaware

The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) is a limited purpose trust company located in Greenville, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. BMTC-DE employed three full-time and two part time employees as of December 31, 2014. BMTC-DE employees are included in the Corporation’s employment numbers. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the origination of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust administration and other related fiduciary services, custody services, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax services, financial planning and brokerage services. As of December 31, 2014, the market value of assets under management, administration, supervision and asset management/brokerage by the Bank’s Wealth Management Division was $7.699 billion.

The Bank presently has 19 full-service branch offices, seven Life Care Community locations and a full-service insurance agency. See the section titled “COMPETITION” later in this item for additional information.

ACTIVE SUBSIDIARIES OF THE BANK

The Bank has two active subsidiaries providing various services as described below:

•	Powers Craft Parker & Beard, Inc.

Powers Craft Parker & Beard, Inc. (“PCPB”) is a wholly-owned subsidiary of the Bank. On October 1, 2014, the Bank acquired 100% of the stock of PCPB and merged the entity with and into its existing full-service insurance agency, Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”). The surviving entity operates under the PCPB name. PCPB is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

As of December 31, 2014, PCPB employed 13 full-time employees, of which eleven were licensed insurance agents. PCPB employees are included in the Corporation’s employment numbers above.

•	Bryn Mawr Equipment Finance, Inc.

Bryn Mawr Equipment Finance, Inc. (“BMEF”) is a Delaware corporation registered to do business in Pennsylvania. BMEF is a small-ticket equipment financing company servicing customers nationwide from its Bryn Mawr location. BMEF is a wholly-owned subsidiary of the Bank and had eight employees as of December 31, 2014. BMEF employees are included in the Corporation’s employment numbers above.

BUSINESS COMBINATIONS

The Corporation and its subsidiaries engaged in the following business combinations since January 1, 2009

•	Powers Craft Parker & Beard, Inc.

On October 1, 2014, the Bank acquired Powers Craft Parker & Beard, Inc. (“PCPB”), a full-service insurance agency headquartered in Rosemont, Pennsylvania. The consideration paid by the Bank was $7.0 million, of which $5.4 million was paid at closing and three contingent cash payments, each of which shall not exceed $542 thousand, will be payable on each of September 30, 2015, September 30, 2016 and September 30, 2017, based upon revenues for the related periods.

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

See Note 28, Segment Information, in the Notes to the Consolidated Financial Statements located in this Annual Report on Form 10-K for additional information. The Corporation had no discontinued operations in 2012, 2013 or 2014.

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

The acquisition of FKF in 2010 expanded the Corporation’s footprint significantly into Delaware County, Pennsylvania, and the acquisition of PWMG in 2011 enabled the Wealth Management Division to extend into central Pennsylvania by continuing to operate the former PWMG offices located in Hershey, Pennsylvania. The May 2012 acquisition of DTC allowed the Corporation to further expand its range of services and bring deeper market penetration in our core market area. The October 2014 acquisition of PCPB enabled the Bank to expand its range of insurance solutions to both individuals as well as business clients.

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

The regulations of the Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s 2015 net income plus its net retained earnings for the previous two years. As of December 31, 2014, this amount was approximately $32.4 million plus net income to be earned in 2015. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the fourth quarter of 2014 was an annual rate of 0.60 basis points, which resulted in a $115 thousand FICO assessment payment by the Bank in 2014.

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

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation and the Bank under the final rules are:

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”

(i)	a new common equity Tier 1 capital ratio of 6.5%;

(ii)	a Tier 1 capital ratio of 8% (increased from 6%);

(iii)	a total capital ratio of 10% (unchanged from current rules); and

(iv)	a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we are required to utilize as of January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses:

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

Federal banking law mandates certain “prompt corrective actions,” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership. The Bank is currently regarded as “well capitalized” for regulatory capital purposes. See Note 25 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the Bank’s and Corporation’s regulatory capital ratios.

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

Investment in the Corporation’s Common Stock involves risk. The market price of the Corporation’s Common Stock may fluctuate significantly in response to a number of factors including those that follow. The following list contains certain risks that may be unique to the Corporation and to the banking industry. The following list of risks should not be viewed as an all-inclusive list or in any particular order.

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

Financial turmoil may increase our other-than-temporary-impairment (“OTTI”) charges

If the Corporation incurs OTTI charges that result in its falling below the “well capitalized” regulatory requirement, the it may need to raise additional capital.

If sufficient wholesale funding to support earning asset growth is unavailable, the Corporation’s net income may decrease

The Corporation recognizes the need to grow both wholesale and non-wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been funded with various forms of wholesale funding which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2014 represented approximately 21.5% of total funding compared to 16.2% at December 31, 2013 and 12.1% at December 31, 2012. Wholesale funding is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

In the absence of wholesale funding sources, the Corporation might need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans or leases. This in turn might reduce future net income of the Corporation.

The amount loaned to us is generally dependent on the value of the collateral pledged and the Corporation’s financial condition. These lenders could reduce the percentages loaned against various collateral categories, eliminate certain types of collateral and otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns, or if disruptions in the capital markets occur. Any change or termination of our borrowings from the FHLB, the Federal Reserve or correspondent banks may have an adverse effect on our liquidity and profitability.

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

Falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in 2008 that followed a national home price peak in mid-2006, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and a return to high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

The Consumer Financial Protection Bureau (“CFPB”) may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The potential reach of the CFPB’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

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

Rapidly changing interest rate environment could reduce the Corporation’s net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a significant part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of the Corporation. As interest rates change, net interest income is affected. Rapidly increasing interest rates in the future could result in interest expense increasing faster than interest income because of divergence in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration by the Wealth Management Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A section of this Annual Report on Form 10-K for additional details regarding interest rate risk.

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

Economic troubles may negatively affect our leasing business

The Corporation’s leasing business which began operations in September 2006, consists of nation-wide leasing various types of equipment to businesses with an average original equipment cost of approximately $23 thousand per lease. Continued economic sluggishness may result in higher credit losses than we would experience in our traditional lending business, as well as potential increases in state regulatory burdens such as state income taxes, personal property taxes and sales and use taxes.

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

Our acquisition activities could involve a number of additional risks, including the risks of:

•	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in the Corporation’s attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	the time and expense required to integrate the operations and personnel of the combined businesses;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of an acquisition that is poorly received;

•	risk of significant problems relating to the conversion of the financial and customer data of the entity being acquired into the Corporation’s financial and customer product systems; and,

•	potential impairment of intangible assets created in business acquisitions.

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

The financial services industry is very competitive, and such competition could affect our operating results

The Corporation faces competition in attracting and retaining deposits, making loans, and providing other financial services such as trust and investment management services throughout the Corporation’s market area. The Corporation’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, registered investment advisors, financial planning firms, leasing companies, government-sponsored enterprises, on-line banking enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than the Corporation. This is especially evident in regards to advertising and public relations spending. For a more complete discussion of our competitive environment, see “Business – Competition” in Item 1 above. If the Corporation is unable to compete effectively, the Corporation may lose market share and income from deposits, loans, and other products may be reduced.

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

As of December 31, 2014, the Corporation owns or leases 19 full-service branch locations, seven limited-service Life Care Community branches and eight other office properties which serve as administrative offices.

The following table details the Corporation’s properties and deposits as of December 31, 2014:

Property Address	Owned/Leased	Net Book Value as of December 31, 2014 (dollars in thousands)	Total Deposits as of December 31, 2014 (dollars in thousands)
Full Service Branches (Banking Segment):
801 Lancaster Ave., Bryn Mawr, PA 19010*	Owned	$5,055	$708,796
50 W. Lancaster Ave., Ardmore, PA 19003	Leased	2,087	96,017
5000 Pennell Rd., Aston, PA 19014	Leased	383	24,541
135 E. City Avenue, Bala Cynwyd, PA 19004	Leased	2,343	20,781
3218 Edgemont Ave., Brookhaven, PA 19015	Owned	705	58,657
US Rts. 1 and 100, Chadds Ford, PA 19317	Leased	19	33,833
23 E. Fifth St., Chester, PA 19013	Leased	61	20,631
31 Baltimore Pk., Chester Heights, PA 19017	Leased	402	57,391
237 N. Pottstown Pk., Exton, PA 19341	Leased	719	55,265
18 W. Eagle Rd., Havertown, PA 19083	Owned	931	86,212
106 E. Street Rd., Kennett Square, PA 19348	Leased	476	28,129
22 W. State St., Media, PA 19063	Owned	3,216	63,346
3601 West Chester Pk., Newtown Square, PA 19073	Leased	1,008	57,522
39 W. Lancaster Ave., Paoli, PA 19301	Owned	1,371	68,963
330 Dartmouth Ave., Swarthmore, PA 19081	Owned	697	45,464
849 Paoli Pk., West Chester, PA 19380	Leased	1,263	42,085
330 E. Lancaster Ave., Wayne, PA 19087	Owned	1,572	132,044
One Tower Bridge, West Conshohocken, PA 19428	Leased	3	29,024
1000 Rocky Run Parkway, Wilmington, DE 19803	Leased	416	26,092

Life Care Community Offices (Banking Segment):
601 N. Ithan Ave., Bryn Mawr, PA 19010	Leased	—	5,630
1400 Waverly Rd, Gladwyne, PA 19035	Leased	—	3,633
3300 Darby Rd., Haverford, PA 19041	Leased	—	5,440
11 Martins Run, Media, PA 19063	Leased	—	4,038
535 Gradyville Rd., Newtown Square, PA 19073	Leased	16	10,412
404 Cheswick Pl., Bryn Mawr, PA 19010	Leased	—	2,957
1615 E. Boot Rd., West Chester, PA 19380	Leased	—	1,125

Property Address	Owned/Leased	Net Book Value as of December 31, 2014 (dollars in thousands)	Total Deposits as of December 31, 2014 (dollars in thousands)

Other Administrative Offices (Banking and Wealth Management Segments)
2, 6 S. Bryn Mawr Ave., Bryn Mawr, PA 19010	Leased	401	Not applicable
10 S. Bryn Mawr Ave., Bryn Mawr, PA 19010***	Owned	667	Not applicable
4093 W. Lincoln Hwy., Exton, PA 19341**	Leased	—	Not applicable
16 Campus Blvd., Newtown Square, PA 19073**	Leased	—	Not applicable
322 E. Lancaster Ave., Wayne, PA 19087	Owned	2,050	Not applicable
1 West Chocolate Avenue, Hershey, PA 17033***	Leased	8	Not applicable
20 Montchanin Rd, Suite 185 Greenville, DE 19807**	Leased	27	Not applicable
20 North Waterloo Rd, Devon PA 19380***	Leased	167	Not applicable

Subsidiary Offices (Wealth Management Segment):
Powers Craft Parker & Beard Inc., 15 Garrett Avenue, Rosemont, PA 19010	Leased	180	Not applicable
Lau Associates – 20 Montchanin Rd, Suite 110, Greenville, DE 19087	Leased	166	Not applicable
BMTC-DE – 20 Montchanin Rd, Suite 100 Greenville, DE 19807	Leased	31	Not applicable

Total:		$26,440	$1,688,028

*	Corporate headquarters and executive offices
**	Lending office
***	Wealth Management office

ITEM 3.	LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the NASDAQ Stock Market under the symbol BMTC. As of December 31, 2014, there were 590 holders of record of the Corporation’s common stock.

The following table sets forth the range of high and low sales prices for the common stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

	2014			2013
	High	Low	Dividend Declared	High	Low	Dividend Declared
1st Quarter	$30.44	$26.48	$0.18	$23.64	$21.78	$0.17
2nd Quarter	$30.44	$26.50	$0.18	$24.06	$22.28	$0.17
3rd Quarter	$30.98	$28.33	$0.19	$28.33	$23.97	$0.17
4th Quarter	$31.76	$27.44	$0.19	$31.76	$25.13	$0.18

The information regarding dividend restrictions is set forth in Note 24 – “Dividend Restrictions” in the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

•	Comparison of Cumulative Total Return Chart

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2014, with (1) the Total Return for the NASDAQ Market Index; (2) the Total Return Index for SNL Bank and Thrift Index; and (3) the Total Return Index for SNL Mid-Atlantic Bank Index . This comparison assumes $100.00 was invested on December 31, 2009, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Total Return Summary
	As of December 31,
	2009	2010	2011	2012	2013	2014
Bryn Mawr Bank Corporation	$100.00	$119.51	$137.69	$162.12	$225.79	$240.21
NASDAQ Market Index	$100.00	$118.15	$117.22	$138.02	$193.47	$222.16
SNL Bank and Thrift	$100.00	$111.64	$86.81	$116.57	$159.61	$178.18
SNL Mid-Atlantic Bank	$100.00	$116.66	$87.64	$117.4	$158.25	$172.41

•	Equity Compensation Plan Information

Equity compensation plan information is incorporated by reference to Item 12 of this Annual Report on Form 10-K. Additional information regarding the Corporation’s equity compensation plans can be found at Note 18 – “Stock Based Compensation” in the accompanying Notes to Consolidated Financial Statements found in this Annual Report on Form 10-K.

•	Issuer Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2014:

Shares Repurchased in the 4th Quarter of 2014

Period:	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs(2)
Oct. 1, 2014 – Oct. 31, 2014	870	(1)	$29.80	—	195,705
Nov. 1, 2014 – Nov. 30, 2014	—		—	—	195,705
Dec. 1, 2014 – Dec. 31, 2014	—		—	—	195,705

Total	870		$29.80	—

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a new stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions.
(2)	On October 1, 2014, 870 shares were purchased by the Corporation’s deferred compensation plan trusts through open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

Earnings	As of or for the Twelve Months Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Interest income	$82,906	$78,417	$73,323	$74,562	$64,897
Interest expense	6,078	5,427	8,588	11,661	12,646

Net interest income	76,828	72,990	64,735	62,901	52,251
Provision for loan and lease losses	884	3,575	4,003	6,088	9,854

Net interest income after provision for loan and lease losses	75,944	69,415	60,732	56,813	42,397
Non-interest income	48,322	48,355	46,386	34,059	29,299
Non-interest expense	81,418	80,740	74,901	61,729	58,206

Income before income taxes	42,848	37,030	32,217	29,143	13,490
Income taxes	15,005	12,586	11,070	9,541	4,444

Net Income	$27,843	$24,444	$21,147	$19,602	$9,046

Per Share Data
Weighted-average shares outstanding	13,566,239	13,311,215	13,090,110	12,659,824	10,680,377
Dilutive potential Common Stock	294,801	260,395	151,736	82,313	12,312

Adjusted weighted-average shares	13,861,040	13,571,610	13,241,846	12,742,137	10,692,689
Earnings per common share:
Basic	$2.05	$1.84	$1.62	$1.55	$0.85
Diluted	$2.01	$1.80	$1.60	$1.54	$0.85
Dividends declared	$0.74	$0.69	$0.64	$0.60	$0.56
Dividends declared per share to net income per basic common share	36.1%	37.5%	39.5%	38.7%	65.9%
Shares outstanding at year end	13,769,336	13,650,354	13,412,690	13,106,353	12,181,247
Book value per share	$17.83	$16.84	$15.18	$14.07	$13.14
Tangible book value per share	$13.59	$13.02	$11.08	$10.81	$11.11

Profitability Ratios
Tax-equivalent net interest margin	3.93%	3.98%	3.85%	3.96%	3.79%
Return on average assets	1.32%	1.23%	1.15%	1.13%	0.61%
Return on average equity	11.56%	11.53%	10.91%	11.10%	6.72%
Non-interest expense to net-interest income and non-interest income	65.1%	66.5%	67.4%	63.7%	71.4%
Non-interest income to net-interest income and non-interest income	38.6%	39.9%	41.7%	35.1%	35.9%
Average equity to average total assets	11.38%	10.63%	10.58%	10.19%	9.02%

Earnings	As of or for the Twelve Months Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010

Financial Condition
Total assets	$2,246,506	$2,061,665	$2,035,885	$1,773,373	$1,730,388
Total liabilities	2,001,032	1,831,767	1,832,321	1,588,994	1,570,350
Total shareholders’ equity	245,474	229,898	203,564	184,379	160,038
Interest-earning assets	2,092,164	1,905,398	1,879,412	1,629,607	1,600,125
Portfolio loans and leases	1,652,257	1,547,185	1,398,456	1,295,392	1,196,717
Investment securities	233,473	289,245	318,061	275,258	320,047
Goodwill	35,502	32,843	32,897	24,689	17,659
Intangible assets	22,998	21,998	18,014	7,064	5,421
Deposits	1,688,028	1,634,682	1,382,369	1,341,432	937,887
Borrowings	283,970	170,718	183,158	204,724	169,388
Wealth assets under management, administration, supervision and brokerage	7,699,908	6,663,212	4,831,631	3,412,890	2,871,143

Capital Ratios
Ratio of tangible common equity to tangible assets	8.61%	7.60%	8.19%	7.93%	7.51%
Tier 1 capital to risk weighted assets	12.00%	11.02%	11.16%	11.21%	9.41%
Total regulatory capital to risk weighted assets	12.87%	12.02%	13.74%	13.62%	12.53%

Asset quality
Allowance as a percentage of portfolio loans and leases	0.88%	1.03%	0.98%	0.86%	1.18%
Non-performing loans and leases as a percentage of portfolio loans and leases	0.61%	1.06%	1.11%	0.79%	0.78%

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

During the five years ended December 31, 2014, the Corporation and Bank completed the following five transactions:

Powers Craft Parker and Beard, Inc.

On October 1, 2014, the acquisition of Powers Craft Parker and Beard, Inc. (“PCPB”), a full-service insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. The consideration paid by the Bank was $7.0 million, of which $5.4 million was paid at closing and three contingent cash payments, not exceed $542 thousand each, will be payable on each of September 30, 2015, September 30, 2016 and September 30, 2017, subject to the attainment of certain revenue targets during the related periods. The acquisition will enable the Bank to offer a comprehensive line of insurance solutions to both individual and business clients. The transaction was accounted for as a business combination.

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

Subsequent Period Acquisition

On January 1, 2015, the Corporation completed its previously announced merger with Continental Bank Holdings, Incorporated, (“CBHI”) which increased the Corporation’s assets by approximately $678 million. For more information on the transaction, please refer to Note 29, Subsequent Events, in the accompanying Notes to Consolidated Financial Statements.

Results of Operations

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements. The Corporation’s consolidated financial condition and results of operations are comprised primarily of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. For more information on the factors that could affect performance, see “Special Cautionary Notice Regarding Forward Looking Statements” immediately following the index at the beginning of this document.

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

The Allowance for Loan and Lease Losses (the “Allowance”)

The Allowance involves a higher degree of judgment and complexity than other significant accounting policies. The Allowance is calculated with the objective of maintaining a reserve level believed by the Corporation to be sufficient to absorb estimated credit losses present in the loan portfolio as of the reporting date. The Corporation’s determination of the adequacy of the allowance is based on frequent evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amounts and timing of expected cash flows on impaired loans and leases, the value of collateral, estimated losses on consumer loans and residential mortgages and the relevance of historical loss experience. The process also considers economic conditions and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from the Corporation’s estimates, additional provision for loan and lease losses (the “Provision”) may be required that would adversely impact earnings in future periods. See the section of this document titled Asset Quality and Analysis of Credit Risk for additional information.

Other significant accounting policies are presented in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. The Corporation’s accounting policies have not substantively changed any aspect of its overall approach in the application of the foregoing policies.

Fair Value Measurement of Investment Securities Available-for-Sale and Assessment for Impairment of Certain Investment Securities

The Corporation may designate its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment for changes in the fair market values of investment securities in the Corporation’s financial statements that are otherwise identical. Should evidence emerge which indicates that management’s intent or ability to maintain the securities as originally designated is not supported, reclassifications among the three designations may be necessary and, as a result, may require adjustments to the Corporation’s financial statements.

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with its acquisitions. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often, if events and circumstances indicate that there may be impairment. The Corporation also completes an annual impairment test for other intangible assets, or more often, if events and circumstances indicate a possible impairment. There was no goodwill impairment and no material impairment to identifiable intangibles recorded during 2014 or 2013. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Overview of General Economic, Regulatory and Governmental Environment

The U.S. has been a bastion of both economic growth and currency strength and stability on the global stage throughout 2014 and as we enter the early days of 2015. Real GDP growth came in at a very robust 5% in the third quarter of 2014, after registering strong growth of 4.6% in the second quarter. The resiliency of the U.S. economy is very notable, given the fact that the first quarter came in at a negative 2.1% rate due to the unusually severe winter weather. Third quarter growth was driven by a further improvement in consumer spending (+3.2%), non-residential fixed investment (+8.9%), federal government spending (+9.9%) and exports (+4.5%).

Consumer spending, which represents about two-thirds of domestic GDP, was aided by a number of factors, including a better jobs picture. The civilian unemployment rate dropped to 5.6% in December 2014, from a high of 7.0% earlier in 2014. Non-farm payroll employment growth accelerated through the course of 2014, registering an average gain of 246,000 new jobs in the fourth calendar quarter. According to Bureau of Labor Statistics data, average hourly earnings remain subdued, but some acceleration is expected in 2015.

Consumer spending has been aided by the dramatic decline in energy prices, primarily crude oil, since June of 2014. The decline in the price of crude has led to the drop in the price of refined petroleum products, such as gasoline, jet fuel and heating oil. As of January 24, 2015, the national average for the price of regular unleaded gasoline had dropped to $2.04 per gallon, according to the Automobile Association of America. It is believed that the majority of savings from lower gas prices will be spent by households, which should further enhance the consumer-based U.S. economy.

Executive Overview

2014 Compared to 2013

Income Statement

The Corporation reported net income of $27.8 million or $2.01 diluted earnings per share for the twelve months ended December 31, 2014, as compared to $24.4 million, or $1.80 diluted earnings per share, for the same period in 2013. Return on average equity (“ROE”) and return on average assets (“ROA”) for the twelve months ended December 31, 2014, were 11.56% and 1.32%, respectively, as compared to 11.53% and 1.23%, respectively, for the same period in 2013. The increase in net income for the twelve months ended December 31, 2014, as compared to the same period in 2013, was related to a $3.8 million increase in net interest income and a $2.7 million decrease in Provision. Partially offsetting these improvements were increases of $678 thousand in non-interest expense and $2.4 million in income tax expense for the twelve months ended December 31, 2014, as compared to the same period in 2013.

The $3.8 million, or 5.2%, increase in the Corporation’s tax-equivalent net interest income for the twelve months ended December 31, 2014, as compared to the same period in 2013, was largely attributed to the $153.9 million increase in average portfolio loans between the periods. In addition to this increase in average interest-earning assets, average interest-bearing liabilities increased by $68.7 million, primarily related to a $60.0 million increase in long-term FHLB advances and other borrowings. The average rate paid on interest-bearing liabilities increased by 3 basis points while the average yield earned on interest-earning assets decreased by 3 basis points between the periods. The Corporation’s tax-equivalent net interest margin decreased by 5 basis points, to 3.93% for the twelve months ended December 31, 2014 from 3.98% for the same period in 2013.

For the twelve months ended December 31, 2014, the Provision of $884 thousand was a decrease of $2.7 million from the $3.6 million for the same period in 2013. Net loan and lease charge offs for the twelve months ended December 31, 2014 totaled $1.8 million, a decrease of $672 thousand from the same period in 2013.

Non-interest income for the twelve months ended December 31, 2014 was $48.3 million, a slight decrease of $33 thousand as compared to the same period in 2013. An increase of $1.6 million in wealth management revenue along with increases of $479 thousand, $475 thousand and $559 thousand in net gain on sale of investment securities available for sale, net gain on sale of other real estate owned, and insurance commissions, respectively, were offset by a $2.4 million decrease in net gain on sale of residential mortgages between the periods.

Non-interest expense for the twelve months ended December 31, 2014, was $81.4 million, an increase of $678 thousand, as compared to the same period in 2013. Contributing to this increase were increases in occupancy and furniture, fixtures and equipment expense totaling $974 thousand and increases of $488 thousand and $561 thousand in due diligence and merger-related expenses and professional fees, respectively, between the periods. These cost increases were partially offset by a $1.1 million decrease in other operating expenses and a $347 thousand decrease in costs related to early extinguishment of debt.

Balance Sheet

Asset quality remained stable as of December 31, 2014. The Allowance of $14.6 million was 0.88% of portfolio loans and leases, as of December 31, 2014, as compared to $15.5 million, or 1.00% of portfolio loans and leases, at December 31, 2013. The decrease in the Allowance as of December 31, 2014, as compared to December 31, 2013, is reflective of improvements in various loan quality indicators as well as economic environment indicators as of December 31, 2014.

Total portfolio loans and leases of $1.65 billion at December 31, 2014 increased $105.1 million, or 6.8%, as compared to $1.55 billion at December 31, 2013. The loan growth was concentrated in the commercial mortgage, commercial and industrial, and construction segments of the portfolio.

The Corporation’s available for sale investment portfolio at December 31, 2014 had a fair market value of $229.6 million, as compared to $285.8 million at December 31, 2013, as cash inflows from maturities, calls and pay downs were utilized for loan origination.

Deposits of $1.69 billion, as of December 31, 2014, increased $96.7 million from December 31, 2013. The 6.1% increase was the result of a $62.6 million increase in wholesale deposits and a $56.5 million increase in core deposits. These increases were partially offset by a $22.4 million decrease in retail time deposits, as the Corporation continued its planned run-off of its higher-rate certificates of deposit. Non-interest-bearing deposits comprised 26.5% of deposits as of December 31, 2014, relatively unchanged from its December 31, 2013 level of 26.8%.

Wealth Assets

Wealth assets under management, administration, supervision and brokerage increased to $7.7 billion as of December 31, 2014, an increase of $432 million from $7.3 billion as of December 31, 2013.

2013 Compared to 2012

Income Statement

The Corporation reported net income of $24.4 million or $1.80 diluted earnings per share for the twelve months ended December 31, 2013, as compared to $21.1 million, or $1.60 diluted earnings per share, for the same period in 2012. ROE and ROA for the twelve months ended December 31, 2013, were 11.53% and 1.23%, respectively, as compared to 10.91% and 1.15%, respectively, for the same period in 2012. The increase in net income for the twelve months ended December 31, 2013, as compared to the same period in 2012, was largely related to an $8.3 million increase in net interest income, which reflected a 12.8% increase. A $2.0 million increase in non-interest income was offset by a $5.8 million increase in non-interest expense and a $1.5 million increase in income tax expense for the twelve months ended December 31, 2013 as compared to the same period in 2012.

The $8.3 million, or 12.8%, increase in the Corporation’s tax-equivalent net interest income for the twelve months ended December 31, 2013, as compared to the same period in 2012, was largely attributed to the $144.4 million increase in average portfolio loans between the periods, as the $76.6 million of loans acquired in the FBD transaction at the end of 2012 were supplemented by robust organic loan growth during 2013. In addition to this increase in average interest-earning assets, average interest-bearing liabilities also increased by $73.4 million, partially as the result of the deposits acquired from FBD. However, the average rate paid on interest-bearing liabilities declined by 27 basis points between the periods. The Corporation’s tax-equivalent net interest margin increased to 3.98% for the twelve months ended December 31, 2013 from 3.85% for the same period in 2012.

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

Net Interest Income

Rate/Volume Analyses (Tax-equivalent Basis)*

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the years 2014 as compared to 2013 and 2013 as compared to 2012, allocated by rate and volume. The change in interest income / expense due to both volume and rate has been allocated to changes in volume.

	Year Ended December 31,
(dollars in thousands)	2014 Compared to 2013			2013 Compared to 2012
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$36	$(1)	$35	$13	$18	$31
Investment securities – taxable	(347)	198	(149)	(211)	—	(211)
Investment securities – nontaxable	(24)	30	6	402	(80)	322
Loans and leases	5,527	(926)	4,601	7,538	(2,498)	5,040

Total interest income	5,192	(699)	4,493	7,742	(2,560)	5,182

Interest expense:
Savings, NOW and market rate accounts	1	(83)	(82)	345	(856)	(511)
Wholesale non-maturity deposits	33	335	368	(20)	(17)	(37)
Wholesale time deposits	127	(107)	20	(16)	34	18
Time deposits	(167)	—	(167)	(257)	(487)	(744)
Borrowed funds – long-term	653	(131)	522	(375)	(1,516)	(1,891)
Borrowed funds – short-term	—	(10)	(10)	6	(2)	4

Total interest expense	647	4	651	(317)	(2,844)	(3,161)

Interest differential	$4,545	$(703)	$3,842	$8,059	$284	$8,343

*	The tax rate used in the calculation of the tax-equivalent income is 35%.

Analysis of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with tax-equivalent interest income and expense and key rates and yields:

	For the Year Ended December 31,
	2014			2013			2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$83,163	$193	0.23%	$67,124	$158	0.24%	$60,389	$127	0.21%
Investment securities – available for sale:
Taxable	233,054	3,740	1.60%	282,978	3,849	1.36%	299,598	4,060	1.36%
Tax – Exempt	34,689	594	1.71%	37,890	588	1.55%	16,685	302	1.81%

Total investment securities – available for sale	267,743	4,334	1.62%	320,868	4,437	1.38%	316,283	4,362	1.38%
Investment securities – trading	3,591	33	0.92%	2,106	73	3.47%	1,431	37	2.59%
Loans and leases(1)(2)(3)	1,609,220	78,781	4.90%	1,455,284	74,180	5.10%	1,310,883	69,140	5.27%

Total interest-earning assets	1,963,717	83,341	4.24%	1,845,382	78,848	4.27%	1,688,986	73,666	4.36%
Cash and due from banks	12,730			12,946			12,890
Allowance for loan and lease losses	(15,836)			(14,800)			(13,469)
Other assets	154,871			150,972			144,594

Total assets	$2,115,482			$1,994,500			$1,833,001

Liabilities:
Savings, NOW, and market rate accounts	$955,977	1,675	0.17%	$955,977	1,757	0.18%	$828,675	2,268	0.27%
Wholesale deposits	99,059	627	0.63%	55,774	238	0.43%	64,071	257	0.40%
Time deposits	126,097	596	0.47%	162,397	763	0.47%	195,778	1,507	0.77%

Total interest-bearing deposits	1,183,285	2,898	0.24%	1,174,148	2,758	0.23%	1,088,524	4,032	0.37%
Subordinated debentures	—	—		—	—	%	18,327	931	5.08%
Short-term borrowings	15,960	17	0.11%	16,457	25	0.15%	13,525	21	0.16%
FHLB advances and other borrowings	227,137	3,163	1.39%	167,089	2,644	1.58%	163,888	3,604	2.20%

Total interest-bearing liabilities	1,426,382	6,078	0.43%	1,357,694	5,427	0.40%	1,284,264	8,588	0.67%
Non-interest-bearing deposits	426,274			400,254			329,631
Other liabilities	22,048			24,502			25,242

Total non-interest-bearing liabilities	448,322			424,756			354,873

Total liabilities	1,874,704			1,782,450			1,639,137
Shareholders’ equity	240,778			212,050			193,864

Total liabilities and shareholders’ equity	$2,115,482			$1,994,500			$1,833,001

Net interest spread			3.81%			3.87%			3.69%
Effect of non-interest-bearing sources			0.12%			0.11%			0.16%

Net interest income/margin on earning assets		$77,263	3.93%		$73,421	3.98%		$65,078	3.85%

Tax-equivalent adjustment (tax rate 35%)		$435	0.02%		$431	0.02%		$343	0.02%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)	Includes portfolio loans and leases and loans held for sale.
(3)	Interest on loans and leases includes deferred fees (costs) of $248, $109 and $(12) for the years ended December 31, 2014, 2013 and 2012, respectively.

Tax-Equivalent Net Interest Income and Margin – 2014 Compared to 2013

The tax-equivalent net interest margin decreased 5 basis points to 3.93% for the twelve months ended December 31, 2014, as compared to 3.98%, for the same period in 2013.

Tax-equivalent net interest income for the twelve months ended December 31, 2014 of $77.3 million, was $3.8 million, or 5.2%, higher than the tax-equivalent net interest income of $73.4 million for the same period in 2013. Largely responsible for the increase was the $153.9 million increase in average loans and leases between the periods, with commercial real estate, commercial and industrial, construction and residential mortgages primarily contributing to the growth. Partially offsetting the increase in average loans and leases was a $68.7 million increase in interest-bearing liabilities comprised primarily of a $60.0 million increase in long-term FHLB advances and other borrowings. The increased funds from the borrowings along with the cash inflows from the investment portfolio helped to fund the strong loan demand. The tax-equivalent yield earned on portfolio loans for the twelve months ended December 31, 2014 decreased by 20 basis points, while the tax-equivalent rate paid on interest-bearing deposits increased by 1 basis point, as compared to the same period in 2013. The accretion of the fair value marks related to loans acquired in the FKB and FBD transactions increased the tax-equivalent net interest margin by 14 basis points for the twelve months ended December 31, 2014, as compared to 17 basis points for the same period in 2013. The effect of the decline in tax-equivalent yield earned on loans and leases was compensated for by the increase in the volume of loans and leases between the periods.

Tax-Equivalent Net Interest Income and Margin – 2013 Compared to 2012

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

Tax-Equivalent Net Interest Margin – Quarterly Comparison

The tax-equivalent net interest margin and related components for the past five quarters are shown in the table below:

Quarter	Year	Earning-Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest-Bearing Sources	Tax-Equivalent Net Interest Margin
4th	2014	4.14%	0.43%	3.71%	0.13%	3.84%
3rd	2014	4.18%	0.43%	3.75%	0.12%	3.87%
2nd	2014	4.34%	0.42%	3.92%	0.11%	4.03%
1st	2014	4.32%	0.42%	3.90%	0.12%	4.02%
4th	2013	4.33%	0.40%	3.93%	0.10%	4.03%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2014		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2013
	Amount	Percentage	Amount	Percentage
+300 basis points	$5,144	6.65%	$6,289	8.19%
+200 basis points	$2,812	3.64%	$3,537	4.61%
+100 basis points	$755	0.98%	$1,146	1.49%
-100 basis points	$(1,983)	(2.56)%	$(1,868)	(2.43)%

The above interest rate simulation suggests that the Corporation’s balance sheet is slightly asset sensitive as of December 31, 2014 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a small, but positive impact on net interest income over the next 12 months. The Corporation’s balance sheet is more asset-sensitive in the other rate increase and decrease scenarios. It should be noted, however, that the balance sheet is less asset sensitive, in a rising-rate environment, as of December 31, 2014 than it was as of December 31, 2013. This change in sensitivity is primarily related to a revision in the assumptions used for determining interest rate increases on non-maturity deposits in a rising-rate environment. The ALCO reviewed the model’s assumptions during the first quarter of 2014 and determined that a more reactive approach to adjusting deposit rates in rising-rate scenarios was appropriate, as the ongoing low-rate environment may have impacted customer behavior by heightening their sensitivity to rising rates.

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

Non-maturity deposits (demand deposits in particular), are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods in order to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the Bank’s regulatory agencies have suggested distribution limits for non-maturity deposits. However, the Corporation has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. The following table presents the Corporation’s gap analysis as of December 31, 2014:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$202.6	$—	$—	$—	$—	$202.6
Investment securities(1)	48.1	64.8	90.6	30.0	—	233.5
Loans and leases(2)	479.6	201.8	733.9	240.8	—	1,656.1
Allowance	—	—	—	—	(14.6)	(14.6)
Cash and due from banks	—	—	—	—	16.7	16.7
Other assets	—	—	—	—	152.2	152.2

Total assets	$730.3	$266.6	$824.5	$270.8	$154.3	$2,246.5

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$28.1	$84.1	$121.8	$212.9	$—	$446.9
Savings, NOW and market rate	69.4	208.3	479.0	225.9	—	982.6
Time deposits	32.8	49.0	36.6	—	—	118.4
Wholesale non-maturity deposits	66.7	—	—	—	—	66.7
Wholesale time deposits	3.2	24.1	46.2	—	—	73.5
Short-term borrowings	23.8	—	—	—	—	23.8
FHLB advances and other borrowings	55.3	5.1	191.7	8.0	—	260.1
Other liabilities	—	—	—	—	29.0	29.0
Shareholders’ equity	8.7	17.5	140.3	79.0	—	245.5

Total liabilities and shareholders’ equity	$288.0	$388.1	$1,015.6	$525.8	$29.0	$2,246.5

Interest-earning assets	$730.3	$266.6	$824.5	$270.8	$—	$2,092.2
Interest-bearing liabilities	251.2	286.5	753.5	233.9	—	1,525.1

Difference between interest-earning assets and interest-bearing liabilities	$479.1	$(19.9)	$71.0	$36.9	$—	$567.1

Cumulative difference between interest earning assets and interest-bearing liabilities	$479.1	$459.2	$530.1	$567.1	$—	$567.1

Cumulative earning assets as a % of cumulative interest bearing liabilities	291%	185%	141%	137%

(1)	Investment securities include available for sale and trading.
(2)	Loans include portfolio loans and leases and loans held for sale.

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

The four components of the Allowance are as follows:

•	Specific Loan Evaluation Component – Loans and leases for which management has reason to believe it is probable that it will not be able to collect all contractually due amounts of principal and interest are evaluated for impairment on an individual basis and a specific allocation of the Allowance is assigned, if necessary.

•	Historical Charge-Off Component – Homogeneous pools of loans are evaluated to determine average historic charge-off rates. Management applies a rolling, sixteen quarter charge-off history as a look-back period to determine these average charge-off rates. Management evaluates the length of this look-back period in order to determine its appropriateness. In addition, management develops an estimate of a loss emergence period for each segment of the loan portfolio. The loss emergence period estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan.

•	Qualitative Factors Component – Various qualitative factors are considered as they relate to the different homogeneous loan pools in order to adjust the historic charge-off rates so that they reflect current economic conditions that may not be accurately reflected in the historic charge-off rates. These factors may include delinquency trends, economic conditions, loan terms, credit grades, concentrations of credit, regulatory environment and other relevant factors. The resulting adjustments are combined with the historic charge-off rates and result in an allocation rate for each homogeneous loan pool.

•	Unallocated Component – This amount represents the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating the specific, historical, and qualitative losses in the portfolio discussed above. There are many factors considered, such as the inherent delay in obtaining information regarding a customer’s financial information or changes in their business condition, the judgmental nature of loan and lease evaluations, the delay in interpreting economic trends, and the judgmental nature of collateral assessments.

As part of the process of calculating the Allowance for the different segments of the loan and lease portfolio, management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-

house employees as well as an external loan review service. The results of these reviews are reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•	Pass – Loans considered satisfactory with no indications of deterioration.

•	Special mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•	Substandard – Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have well-defined weaknesses that may jeopardize the liquidation of the collateral and repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loan balances classified as doubtful have been reduced by partial charge-offs and are carried at their net realizable values.

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

Refer to Note 5 in the Notes to Consolidated Financial Statements and page 41 of this MD&A under the heading Portfolio Loans and Leases for details of the Corporation’s loan and lease portfolio, broken down by portfolio segment.

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

Refer to Note 5-G in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s TDRs.

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

Refer to Note 5-F in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s charge-offs and factors which influenced Management’s judgment with respect thereto.

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

Asset Quality and Analysis of Credit Risk

As of December 31, 2014, total non-performing loans and leases were $10.1 million, representing 0.61% of portfolio loans and leases, as compared to $10.5 million, or 0.68% of portfolio loans and leases, as of December 31, 2013. The $434 thousand decrease in non-performing loans and leases was related to a $1.1 million decrease in nonperforming commercial and industrial loans, a $567 thousand decrease in nonperforming construction loans and a $201 thousand decrease in nonperforming home equity loans and lines. These decreases were partially offset by a $1.3 million increase in nonperforming residential mortgage loans.

The Provision for each of the twelve month periods ended December 31, 2014, 2013 and 2012 was $884 thousand, $3.6 million and $4.0 million, respectively. As of December 31, 2014, the Allowance of $14.6 million represents 0.88% of portfolio loans and leases, as compared to the Allowance, as of December 31, 2013, of $15.5 million, which represented 1.00% of portfolio loans and leases as of that date. The decrease in the Allowance, as a percentage of portfolio loans and leases, from December 31, 2013 to December 31, 2014, is reflective of management’s consideration of historic charge-off rates combined with various qualitative factors related to the loan portfolio as well as improving economic indicators as of December 31, 2014.

As of December 31, 2014, the Corporation had other real estate owned (“OREO”) valued at $1.1 million, as compared to $855 thousand as of December 31, 2013. The properties comprising the balance as of December 31, 2014 include four single-family residential properties. All properties are recorded at their estimated fair values less costs to sell.

As of December 31, 2014, the Corporation had $8.5 million of TDRs, of which $4.2 million were in compliance with the modified terms for six months or greater, and hence, excluded from non-performing loans and leases. As of December 31, 2013, the Corporation had $9.0 million of TDRs, of which $7.3 million were in compliance with the modified terms.

Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest payments in accordance with the original terms of the loans and leases. Included in impaired loans and leases are non-accrual loans and leases and TDRs. Purchased credit-impaired loans are not included in impaired loan and lease totals. As of December 31, 2014, the Corporation had $13.7 million of impaired loans and leases, as compared to impaired loans and leases of $17.6 million as of December 31, 2013. Refer to Note 5-H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Non-Performing Assets, TDRs and Related Ratios as of or for the Twelve Months Ended December 31,

(dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual loans and leases	$10,096	$10,530	$14,040	$14,315	$9,497
Loans 90 days or more past due and still accruing	—	—	728	—	10

Total non-performing loans and leases	10,096	10,530	14,768	14,315	9,507
Other real estate owned	1,147	855	906	549	2,527

Total non-performing assets	$11,243	$11,385	$15,674	$14,864	$12,034

Troubled debt restructurings included in non-performing assets	$4,315	$1,699	$3,106	$4,300	$1,879
TDRs in compliance with modified terms	4,157	7,277	8,008	7,166	4,693

Total TDRs	$8,472	$8,976	$11,114	$11,466	$6,572

Allowance for loan and lease losses to non-performing loans and leases	144.5%	147.3%	97.7%	89.1%	108.1%
Non-performing loans and leases to total loans and leases	0.61%	0.68%	1.06%	1.11%	0.79%
Allowance for loan losses to total portfolio loans and leases	0.88%	1.00%	1.03%	0.98%	0.86%
Non-performing assets to total assets	0.50%	0.55%	0.77%	0.84%	0.69%
Period end portfolio loans and leases	$1,652,257	$1,547,185	$1,398,456	$1,295,392	$1,196,717
Average portfolio loans and leases	$1,608,248	$1,453,555	$1,307,140	$1,250,071	$1,037,158
Allowance for loan and lease losses	$14,586	$15,515	$14,425	$12,753	$10,275
Interest income that would have been recorded on impaired loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination	$533	$1,074	$1,417	$1,445	$838
Interest income on impaired loans included in net income for the period	$341	$365	$507	$550	$436

As of December 31, 2014, the Corporation is not aware of any loan or lease, other than those disclosed in the table above, for which it has any serious doubt as to the borrower’s ability to pay in accordance with the terms of the loan.

Summary of Changes in the Allowance for Loan and Lease Losses

(dollars in thousands)	2014	2013	2012	2011	2010
Balance, January 1	$15,515	$14,425	$12,753	$10,275	$10,424
Charge-offs:
Consumer	(144)	(194)	(96)	(92)	(456)
Commercial and industrial	(415)	(781)	(458)	(633)	(7,019)
Real estate	(1,231)	(891)	(818)	(1,732)	(689)
Construction	—	(737)	(1,131)	(1,174)	(135)
Leases	(410)	(376)	(364)	(1,017)	(2,395)

Total charge-offs	(2,200)	(2,979)	(2,867)	(4,648)	(10,694)
Recoveries:
Consumer	17	10	7	11	2
Commercial and industrial	98	65	143	307	—
Real estate	47	105	79	190	15
Construction	60	24	15	—	—
Leases	165	290	292	530	674

Total Recoveries	387	494	536	1,038	691

Net charge-offs	(1,813)	(2,485)	(2,331)	(3,610)	(10,003)
Provision for loan and lease losses	884	3,575	4,003	6,088	9,854

Balance, December 31	$14,586	$15,515	$14,425	$12,753	$10,275

Ratio of net charge-offs to average portfolio loans outstanding	0.11%	0.17%	0.18%	0.29%	0.96%

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

	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans
Allowance at end of period applicable to:
Commercial mortgage	$3,948	41.8%	$3,797	40.4%	$3,907	39.1%	$3,165	32.4%	$2,534	32.2%
Home equity lines and loans	1,917	11.0	2,204	12.3	1,857	13.9	1,707	16.0	1,563	18.1
Residential mortgage	1,736	19.0	2,446	19.4	2,024	20.6	1,592	23.7	843	21.9
Construction	1,367	4.0	845	3.0	1,019	1.9	1,384	4.1	633	3.8
Commercial and industrial	4,533	20.3	5,011	21.2	4,637	20.9	3,816	20.6	3,565	20.0
Consumer	238	1.1	259	1.1	189	1.3	119	0.9	115	1.0
Leases	468	2.8	604	2.6	493	2.3	532	2.3	766	3.0
Unallocated	379	—	349	—	299	—	438	—	256	—

Total	$14,586	100.0%	$15,515	100.0%	$14,425	100.0%	$12,753	100.0%	$10,275	100.0%

Non-Interest Income

2014 Compared to 2013

Non-interest income for the twelve months ended December 31, 2014 was $48.3 million, a slight decrease of $33 thousand as compared to the same period in 2013. An increase of $1.6 million in wealth management revenue along with increases of $479 thousand, $475 thousand and $559 thousand in net gain on sale of investment securities available for sale, net gain on sale of other real estate owned, and insurance commissions, respectively, were offset by a $2.4 million decrease in net gain on sale of residential mortgages between the periods.

The increase in wealth management services revenue is the result of the success of the Wealth Management Division’s strategic initiatives, market appreciation and other new business between the dates, which helped increase the division’s assets under management, administration, supervision and brokerage by $432 million, to $7.7 billion as of December 31, 2014 from $7.3 billion as of December 31, 2013.

The decrease in the gain on sale of residential mortgage loans was the result of the decline in the volume of residential mortgage loans originated for resale. For the twelve months ended December 31, 2014, the Corporation originated $55.6 million of residential mortgage loans for resale, as compared to $129.0 million for the same period in 2013. The decrease in the volume of residential mortgage loan originations was primarily the result of rising interest rates, which substantially curtailed the refinancing boom that had wound down by the second quarter of 2013.

The increase in the gain on sale of available for sale investment securities was related to the Corporation’s effort to reduce the duration of its portfolio in anticipation of the acquisition of the CBHI portfolio, which will have a longer duration. The sale of $23.9 million of available for sale investment securities resulted in a net gain on sale of $471 thousand for the twelve months ended December 31, 2013, as compared to a net loss on sale of $8 thousand for the same period in 2013.

The increase in net gain on sale of other real estate owned was the result of the sale of seven bank-owned properties during the twelve months ended December 31, 2014 for which the Corporation recorded net gain on sale of $175 thousand, an increase of $475 thousand from the $300 thousand loss recorded in 2013.

The $559 thousand increase in insurance commission income was a direct result of the October 1, 2014 acquisition of PCPB and reflects only one quarter of revenue from this new subsidiary.

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

Non-Interest Expense

2014 Compared to 2013

Non-interest expense for the twelve months ended December 31, 2014 was $81.4 million, an increase of $678 thousand, as compared to the same period in 2013. The increase was comprised of increases of $443 thousand and $531 thousand in occupancy and furniture, fixtures and equipment expense, respectively. The increases in these two categories were related to certain infrastructure improvement projects, including systems upgrades, which were completed and placed into service during 2014, as well as the newly acquired offices of PCPB. In addition, due diligence and merger-related expenses increased by $488 thousand for the twelve months ended December 31, 2014 as compared to the same period in 2013, related to the October 2014 PCPB transaction and the CBHI merger, which was completed on January 1, 2015. Professional fees for 2014 increased by $561 thousand, as the Corporation engaged the services of consultants related to the development and implementation of various systems upgrades. These cost increases were partially offset by a $264 thousand decrease in amortization of mortgage servicing rights, related to the slow-down in mortgage refinancing activity and a $347 thousand decrease in costs associated with early extinguishment of debt that occurred in 2013. A $767 thousand increase in salaries and wages for twelve months ended December 31, 2014, as compared to the same period in 2013 was related to the additional staff from PCPB as well as annual increases. The $690 thousand gain on curtailment of nonqualified pension plan that occurred in 2013 was not repeated in 2014. Offsetting these increases was a $1.5 million decrease in employee benefits expense related to reduced pension costs. In addition, other operating expense decreased by $1.1 million during the twelve months ended December 31, 2014, as compared to the same period in 2013. Refer to Note 21 in the Notes to Consolidated Financial Statements for further details regarding the decrease in other operating expenses between the periods. As a result of actuarial assumptions related to the Corporation’s pension plans, management expects the employee benefits expense related to the pension to increase by approximately $1.8 million in 2015 as compared to 2014. The expense increase is related to a 90 basis point reduction in the discount rate, the transition to new mortality tables and the lower-than-anticipated return on pension assets during 2014.

2013 Compared to 2012

Non-interest expense for the twelve months ended December 31, 2013 was $80.7 million, an increase of $5.8 million, or 7.8%, as compared to the same period in 2012. The increase was comprised of increases of $3.9 million and $1.2 million in salaries and employee benefits and occupancy-related expenses, respectively. These personnel and facilities-related expenses were partially related to the full-service branch that opened in Bala Cynwyd at the end of 2012, a full year of staff and office space in connection with the May 2012 acquisition of DTC, increased stock-based compensation costs, along with annual salary increases. In addition, other operating expenses increased by $2.6 million in 2013, as compared to 2012. The increase in other operating expenses was related to increased telecommunication costs, information technology costs and deferred compensation expense. Refer to Note 21 in the Notes to Consolidated Financial Statements for further details regarding the increase in other operating expenses between the periods. Partially offsetting these cost increases was a $744 thousand decrease in due diligence and merger-related expenses and a $690 thousand gain on the curtailment of a nonqualified defined-benefit pension plan.

Secondary Market Sold-Loan Repurchase Demands

In the course of originating residential mortgage loans and selling those loans in the secondary market, the Corporation makes various representations and warranties to the purchasers of the mortgage loans. Each residential mortgage loan originated by the Corporation is evaluated by an automated underwriting application, which verifies the underwriting criteria and certifies the loan’s eligibility for sale to the secondary market. Any exceptions discovered during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Corporation to comply with the underwriting and appraisal standards could result in the Corporation’s being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Corporation within the specified period following discovery. For the twelve months ended December 31, 2014, 2013 and 2012, the Corporation has received a limited number of investor repurchase demands and recorded a contingent liability for their settlement. The accruals related to investor repurchase demands totaled $78 thousand and $66 thousand for the twelve months ended December 31, 2013 and 2012, respectively, and were included in other non-interest expense. There was no accrual for investor repurchase demands recorded in 2014.

Income Taxes

Income taxes for the twelve months ended December 31, 2014 were $15.0 million as compared to $12.6 million and $11.1 million for the same periods in 2014 and 2013, respectively. The effective tax rate for the twelve month periods ended December 31, 2014, 2013 and 2012 was 35.0%, 34.0% and 34.3%, respectively. The increase in effective tax rate for 2014 as compared to 2013 was related to the non-tax-deductibility of certain due diligence and merger-related expenses incurred during 2014. The slight decrease in the effective tax rate for the twelve months ended December 31, 2013, as compared to the rate for the same period in 2012, was primarily related to a change in method used to account for the Corporation’s deferred compensation plan, which resulted in a tax benefit not previously recognized. For more information related to income taxes, refer to Note 17 in the Notes to Consolidated Financial Statements.

Balance Sheet Analysis

Asset Changes

Total assets as of December 31, 2014 increased to $2.25 billion from $2.06 billion as of December 31, 2013. The $184.8 million increase was attributable to a $138.2 million increase in cash and cash equivalents and $105.1 million increase in portfolio loans and leases which were partially offset by a decreases of $56.2 million in available for sale investment securities. Cash flows from maturities, calls, and paydowns of investment securities, as well as increases in deposits and borrowings, were used to fund the loan originations during 2014.

Investment Portfolio – The $56.2 million decrease from December 31, 2013 to December 31, 2014 in available for sale investment securities was comprised primarily of the decrease in mortgage-related securities between the dates. This decrease was related to the Corporation’s strategy of shortening the duration of the available for sale portfolio in anticipation of the acquisition of the CBHI portfolio, which will have a longer duration. For more information about the components of the Corporation’s available for sale investments, refer to Note 4 in the Notes to Consolidated Financial Statements. As of both December 31, 2014 and December 31, 2013, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

The following table details the maturity and weighted average yield (3) of the available for sale investment portfolio (2) as of December 31, 2014:

(dollars in thousands)	Maturing During 2015	Maturing From 2016 Through 2019	Maturing From 2020 Through 2024	Maturing After 2024	Total
U.S. Treasury securities:
Amortized cost	$—	$102	$—	$—	$102
Weighted average yield		1.03%			1.03%
Obligations of the U.S. government and agencies:
Amortized cost	8,005	41,862	17,014		66,881
Weighted average yield	0.50%	0.97%	1.45%		1.03%
State and political subdivisions(3):
Amortized cost	6,349	16,469	6,137	—	28,955
Weighted average yield	0.96%	1.42%	1.54%		1.34%
Mortgage-related securities(1):
Amortized cost	—	1,745	34,611	77,760	114,116
Weighted average yield		2.54%	2.37%	2.24%	2.29%
Other investment securities:
Amortized cost	900	1,000	—	—	1,900
Weighted average yield	1.22%	1.40%			1.31%

Total amortized cost	$15,254	$61,178	$57,762	$77,760	$211,954

Weighted average yield	0.74%	1.14%	2.01%	2.24%	1.75%

(1)	Mortgage-related securities are included in the above table based on their contractual maturity. However, mortgage-related securities, by design, have scheduled monthly principal payments which are not reflected in this table.
(2)	Excluded from the above table is the Corporation’s investment in bond mutual funds with an amortized cost of $15.6 million, which have no stated maturity or constant stated yield.
(3)	Weighted average yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

The following table details the amortized cost of the available for sale investment portfolio as of the dates indicated:

	Amortized Cost as of December 31,
(dollars in thousands)	2014	2013	2012
Obligations of the U.S. government and agencies	$66,881	$71,097	$73,183
Obligations of the U.S. Treasury	102	102	—
Obligations of state and political subdivisions	28,955	37,140	30,244
Mortgage-backed securities	79,498	119,044	128,537
Collateralized mortgage obligations	34,618	44,463	62,116
Other investments	17,499	15,281	17,667

Total amortized cost	$227,553	$287,127	$311,747

Portfolio Loans and Leases

The table below details the loan portfolio as of the dates indicated:

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Commercial mortgage	$689,528	$625,341	$546,358	$419,130	$385,615
Home equity lines & loans	182,082	189,571	194,861	207,917	216,853
Residential mortgage	313,442	300,243	288,212	306,478	261,983
Construction	66,267	46,369	26,908	52,844	45,403
Commercial & industrial	335,645	328,459	291,620	267,204	239,266
Consumer	18,480	16,926	17,666	11,429	12,200
Leases	46,813	40,276	32,831	30,390	35,397

Total portfolio loans and leases	1,652,257	1,547,185	1,398,456	1,295,392	1,196,717
Loans held for sale	3,882	1,350	3,412	1,588	4,838

Total	$1,656,139	$1,548,535	$1,401,868	$1,296,980	$1,201,555

The following table summarizes the loan maturity distribution and interest rate sensitivity as of December 31, 2014. Excluded from the table are residential mortgage, home equity lines and loans and consumer loans:

(dollars in thousands)	Maturing During 2015	Maturing From 2016 Through 2019	Maturing After 2019	Total
Loan portfolio maturity:
Commercial and industrial	$139,098	$108,316	$88,231	$335,645
Construction	55,829	10,438	—	66,267
Commercial mortgage	21,073	326,482	341,973	689,528
Leases	3,417	43,354	42	46,813

Total	$219,417	$488,590	$430,246	$1,138,253

Interest sensitivity on the above loans:
Loans with predetermined rates	$50,072	$434,388	$169,477	$653,937
Loans with adjustable or floating rates	169,345	54,202	260,769	484,316

Total	$219,417	$488,590	$430,246	$1,138,253

The list below identifies certain key characteristics of the Corporation’s loan and lease portfolio. Refer to the loan and lease portfolio tables in Note 5 in the Notes to Consolidated Financial Statements and page 41 of this MD&A under the heading Portfolio Loans and Leases for further details.

•	Portfolio Loans and Leases – The Corporation’s $1.65 billion loan and lease portfolio is predominantly based in the Corporation’s traditional market areas of Chester, Delaware and Montgomery counties in Pennsylvania, New Castle county in Delaware, and in the greater Philadelphia area, none of which has experienced the real estate price appreciation and subsequent decline that many other areas of the country have experienced over the last ten years.

•	Concentrations – The Corporation has a significant portion of its portfolio loans (excluding leases) in real estate-related loans. As of December 31, 2014, loans secured by real estate were $1.25 billion or 75.7% of the total loan portfolio of $1.65 billion. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is within Pennsylvania. The Corporation is aware of this concentration and mitigates this risk to the extent possible in many ways, including the underwriting and assessment of the borrower’s capacity to repay, equity in the underlying real estate collateral and a review of a borrower’s global cash flows. The Corporation has recourse against a substantial portion of the loans in the real estate portfolio.

In addition to loans secured by real estate, commercial and industrial loans comprise 20.3% of the total loan portfolio as of December 31, 2014.

•	Construction – The construction portfolio of $66.3 million accounts for 4.0% of the total loan and lease portfolio at December 31, 2014, an increase of $19.9 million from December 31, 2013. The construction loan segment of the portfolio, which consists of residential site development loans, commercial construction loans and loans for construction of individual homes, had a delinquency rate on performing loans, as of both December 31, 2014 and 2013, of 0.00%. Nonperforming construction loans comprised 0.40% of the construction segment of the portfolio as of December 31, 2014, as compared to 1.79% as of December 31, 2013.

•	Residential Mortgages – Residential mortgage loans were $313.4 million as of December 31, 2014, an increase of $13.2 million from December 31, 2013. The portfolio increased as the Corporation originated more jumbo residential mortgage loans to high-net worth individuals, which were retained in the portfolio rather than being sold into the secondary market. The residential mortgage segment accounts for 19.0% of the total loan and lease portfolio as of December 31, 2014. The residential mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2014, of 0.16%, as compared 0.27% as of December 31, 2013. Nonperforming residential mortgage loans comprised 1.82% of the residential mortgage segment of the portfolio as of December 31, 2014, as compared to 1.46% as of December 31, 2013. The Corporation believes it is well protected with its collateral position on this portfolio.

•	Commercial Mortgages – Commercial mortgages were $689.5 million as of December 31, 2014, an increase of $64.2 million from December 31, 2013. The Corporation has made a concerted effort, over several operating cycles, to attract strong commercial real estate entrepreneurs in its primary trade area. This effort has produced strong results. The commercial mortgage segment accounts for 41.7% of the total loan and lease portfolio as of December 31, 2014. The commercial mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2014, of 0.18%, as compared 0.04% as of December 31, 2013. Nonperforming commercial mortgage loans comprised 0.10% of the commercial mortgage segment of the portfolio as of December 31, 2014, as compared to 0.08% as of December 31, 2013. The borrowers comprising this segment of the portfolio generally have strong, global cash flows, which have remained stable in this tough economic environment. The Corporation expects to continue to be able to attract quality borrowers in the commercial real estate space as other banks tend to retreat, presumably due to credit issues.

•	Commercial and Industrial – Commercial and industrial loans were $335.6 million as of December 31, 2014, an increase of $7.2 million from December 31, 2013. The commercial and industrial segment accounts for 20.3% of the total loan and lease portfolio as of December 31, 2014. The commercial and industrial segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2014, of 0.12%, as compared 0.10% as of December 31, 2013. Nonperforming commercial and industrial loans comprised 0.71% of the commercial and industrial segment of the portfolio as of December 31, 2014, as compared to 1.08% as of December 31, 2013. The commercial and industrial segment of the portfolio consists of loans to privately held institutions, family businesses, non-profit institutions and private banking relationships. While certain of these loans are collateralized by real estate, others are collateralized by non-real estate business assets, including accounts receivable and inventory.

•	Home Equity Loans and Lines of Credit – Home equity loans and lines of credit were $182.1 million as of December 31, 2014, a decrease of $7.5 million from December 31, 2013. The low-rate residential mortgage loan environment was responsible for the decline in home equity products as many existing clients took the opportunity to consolidate floating rate home equity loans into first mortgages that were subsequently sold into the secondary market. The home equity loans and lines of credit segment accounts for 11.0% of the total loan and lease portfolio as of December 31, 2014. The home equity loans and lines of credit segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2014, of 0.01%, as compared 0.11% as of December 31, 2013. Nonperforming home equity loans and lines of credit comprised 0.58% of the home equity loans and lines of credit segment of the portfolio as of December 31, 2014, as compared to 0.67% as of December 31, 2013. The Corporation originates the majority of its home equity loans and lines of credit through its branch network.

•	Consumer loans – Consumer loans were $18.5 million as of December 31, 2014, an increase of $1.6 million from December 31, 2013. The consumer loan segment accounted for 1.1% of the total loan and lease portfolio as of December 31, 2014. The consumer loan segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2014, of 0.12%, as compared 0.04% as of December 31, 2013. There were no nonperforming consumer loans as of December 31, 2014, as compared to 0.04% of the consumer segment of the portfolio as of December 31, 2013.

•	Leasing – Leases totaled $46.8 million as of December 31, 2014, an increase of $6.5 million from December 31, 2013. The lease segment of the portfolio accounted for 2.8% of the total loan and lease portfolio as of December 31, 2014. The lease segment of the portfolio had a delinquency rate on performing leases, as of December 31, 2014, of 0.07%, as compared 0.30% as of December 31, 2013. Nonperforming leases comprised 0.04% of the leasing segment of the portfolio as of December 31, 2014, as compared to 0.06% as of December 31, 2013.

Goodwill and Other Intangible Assets – Goodwill as of December 31, 2014 increased by $2.9 million from December 31, 2013 as a result of the acquisition of PCPB. In addition, the PCPB transaction added $5.8 million in other intangible assets. See Notes 2 and 3 in the Notes to Consolidated Financial Statements for additional details.

FHLB Stock – The Corporation’s investment in stock issued by the FHLB decreased by $131 thousand, from December 31, 2013 to December 31, 2014. The Corporation must purchase, or the FHLB must redeem, its stock based on the Corporation’s borrowings balance with the FHLB.

Mortgage Servicing Rights (“MSRs”) – MSRs increased $15 thousand to $4.8 million as of December 31, 2014 from the balance at December 31, 2013. This increase was the result of $547 thousand of MSRs recorded during the twelve months ended December 31, 2014, partially offset by amortization of $476 thousand and impairment of $56 thousand during the period.

The following table details activity related to mortgage servicing rights for the periods indicated:

	For the Twelve Months Ended or as of December 31,
(dollars in thousands)	2014	2013	2012
Mortgage originations	$117,257	$197,787	$253,725
Mortgage loans sold:
Servicing retained	$54,859	$127,914	$201,352
Servicing released	783	1,067	3,461

Total mortgage loans sold	$55,642	$128,981	$204,813

Percentage of originated mortgage loans sold	47.5%	65.2%	80.7%
Servicing retained %	98.6%	99.2%	98.3%
Servicing released %	1.4%	0.8%	1.7%
Residential mortgage loans serviced for others	$590,660	$607,272	$591,989
Mortgage servicing rights	$4,765	$4,750	$4,491
Gain on sale of loans	$1,772	$4,117	$6,735
Loans servicing and other fees	$1,755	$1,845	$1,776
Amortization of MSRs	$476	$740	$966
Impairment of MSRs	$56	$3	$163
Gain on sale of loans as % of principal	3.18%	3.19%	3.29%

Liability Changes

Total liabilities as of December 31, 2014 increased $169.3 thousand, to $2.00 billion from December 31, 2013. The increase was related to a $96.7 million increase in deposits, a $54.5 million increase in FHLB advances, and a $12.9 million increase in short term borrowings. The cash inflows from these increases helped fund loan growth during 2014.

Deposits – Deposits of $1.69 billion, as of December 31, 2014, increased $96.7 million from December 31, 2013. The 6.1% increase was the result of a $62.6 million increase in wholesale deposits and a $56.5 million increase in core deposits. These increases were partially offset by a $22.4 million decrease in retail time deposits, as the Corporation continued its planned run-off of its higher-rate certificates of deposit. Non-interest-bearing deposits comprised 26.5% of deposits as of December 31, 2014, relatively unchanged from its December 31, 2013 level of 26.8%.

The following table details deposits as of the dates indicated:

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Interest-bearing checking	$277,228	$266,787	$270,279	$233,562	$234,107
Money market	566,354	544,310	559,470	393,729	327,824
Savings	138,992	135,240	129,091	130,613	134,163
Wholesale – non-maturity	66,693	42,936	45,162	65,173	80,112
Wholesale – time deposits	73,458	34,640	12,421	23,550	37,201
Time deposits	118,400	140,794	218,586	209,333	245,669

Interest-bearing deposits	$1,241,125	$1,164,707	$1,235,009	$1,055,960	$1,059,076

Non-interest-bearing deposits	446,903	426,640	399,673	326,409	282,356

Total deposits	$1,688,028	$1,591,347	$1,634,682	$1,382,369	$1,341,432

The following table summarizes the maturities of certificates of deposit of $100,000 or greater at December 31, 2014:

(dollars in thousands)	Retail	Wholesale
Three months or less	$15,439	$3,130
Three to six months	5,918	5,223
Six to twelve months	6,753	17,831
Greater than twelve months	15,973	46,123

Total	$43,903	$72,307

For more information regarding deposits, including average amount of deposits and average rate paid, refer to page 36 of this MD&A.

Borrowings – Short-term borrowings as of December 31, 2014, which include only repurchase agreements, increased $12.9 million, or 118.7%, from December 31, 2013. As of December 31, 2014, FHLB advances and other borrowings increased $54.5 million, or 26.5%, from December 31, 2013. See the Liquidity Section of this MD&A on page 56 for further details on the Corporation’s FHLB available borrowing capacity.

Discussion of Segments

The Corporation has two operating segments: Wealth Management and Banking. These segments are discussed below. Detailed segment information appears in Note 28 in the Notes to Consolidated Financial Statements.

Wealth Management Segment Activity

The Wealth Management segment reported a pre-tax segment profit (“PTSP”) for the twelve months ended December 31, 2014 of $15.4 million, a $2.3 million, or 17.5%, increase from the same period in 2013. The increase in PTSP was due to a $1.6 million increase in fees for wealth management services and a $1.2 million increase in insurance commissions. Prior to 2014, the Corporation’s insurance activity was reported under the Banking segment. With the October 2014 acquisition of PCPB, Bank’s insurance subsidiary has become the responsibility of the Wealth Management Division. The Wealth Management Division’s assets under management, administration, supervision and brokerage increased by $431.6 million to $7.7 billion, as of December 31, 2014.

The Wealth Management segment reported a pre-tax segment profit (“PTSP”) for the twelve months ended December 31, 2013 of $13.1 million, a $2.9 million, or 27.9%, increase from the same period in 2012. The increase in PTSP was primarily due to a $5.4 million, or 18.1%, increase in fees for wealth management services. The increase was partially the result of a full year’s impact of the $1.0 billion of wealth assets acquired in the May 2012 acquisition of DTC, along with the success of the Wealth Management division’s strategic initiatives and market appreciation, which increased wealth management assets under management, administration, supervision and brokerage by $605.1 million to $7.3 billion, as of December 31, 2013.

The following table shows the Corporation’s wealth management assets under management, administration, supervision and brokerage as of the dates indicated:

	As of December 31,
(dollars in millions)	2014	2013	2012
Total wealth assets under management, administration, supervision and brokerage	$7,699.9	$7,268.3	$6,663.2

Banking Segment Activity

Banking segment data as presented in Note 28 in the Notes to Consolidated Financial Statements indicates a PTSP of $27.4 million in 2014, $23.9 million in 2013 and $21.9 million in 2012. See “Components of Net Income” on page 35 of this document for a discussion of the Banking Segment.

Capital and Regulatory Capital Ratios

Consolidated shareholders’ equity of the Corporation was $245.5 million, or 10.9% of total assets, as of December 31, 2014, as compared to $229.9 million, or 11.2% of total assets, as of December 31, 2013.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the twelve months ended December 31, 2014 and 2013, the Corporation issued 2,517 and 7,455 shares, respectively, and raised $72 thousand and $176 thousand, respectively, through the Plan.

Accumulated other comprehensive loss, as of December 31, 2014 was $11.7 million, an increase of $6.1 million from December 31, 2013. The primary cause of this increase was related to increased unrealized losses in the Corporation’s pension liability which was caused by decreases in the discount rate used to value the pension liability along with revised mortality tables. Partially offsetting this increase in unrealized loss was a $3.3 million market value improvement on the Corporation’s available for sale investment portfolio between the dates.

As detailed in Note 25-D in the Notes to Consolidated Financial Statements, the Corporation’s ratio of total capital to risk-weighted assets increased from 12.55% as of December 31, 2013 to 12.86% as of December 31, 2014. This increase was primarily related to the $17.6 million increase in retained earnings, along with a $5.0 million increase in common stock issuances between the dates. These increases were partially offset by increases in other comprehensive loss related to the Corporation’s pension plan liability.

The Corporation’s and Bank’s regulatory capital ratios and the minimum capital requirements to be considered “Well Capitalized” by banking regulators can be found in Note 25-D in the Notes to Consolidated Financial Statements. Both the Corporation and the Bank exceeded the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented.

Liquidity

The Corporation has significant sources and availability of liquidity at December 31, 2014. The liquidity position is managed on a daily basis as part of the daily settlement function and on a monthly basis as part of the asset liability management process. The Corporation’s primary liquidity is maintained by managing its deposits along with the utilization of borrowings from the FHLB, purchased federal funds and utilization of other wholesale funding sources. Secondary sources of liquidity include the sale of investment securities and certain loans in the secondary market.

Other wholesale funding sources include certificates of deposit from brokers, generally available in blocks of $1.0 million or more. Funds obtained through these programs totaled $73.5 million as of December 31, 2014.

As of December 31, 2014, the maximum borrowing capacity with the FHLB was $883.0 million, with an unused borrowing availability of $608.2 million. Borrowing availability at the Federal Reserve was $71.9 million, and overnight Fed Funds lines, consisting of lines from six banks, totaled $64.0 million. On a monthly basis, the Corporation’s Asset Liability Committee reviews the Corporation’s liquidity needs. This information is reported to the Risk Management Committee of the Board of Directors on a quarterly basis.

As of December 31, 2014, the Corporation held $11.5 million of FHLB stock as required by the borrowing agreement between the FHLB and the Corporation.

The Corporation has an agreement with CDC to provide up to $5 million, plus interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $5.2 million in balances as of December 31, 2014 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, plus interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $34.8 million in balances as of December 31, 2014 under this program.

The Corporation’s available for sale investment portfolio of $229.6 million as of December 31, 2014 was approximately 10.2% of total assets. Some of these investments were in short-term, high-quality, liquid investments to earn more than the 25 basis points currently earned on Fed Funds. The Corporation’s policy is to maintain its investment portfolio at a minimum level of 10% of total assets. The portion of the investment portfolio that is not already pledged against borrowings from the FHLB or other funding sources, provides the Corporation with the ability to utilize the securities to borrow additional funds through the FHLB, Federal Reserve or through other repurchase agreements.

The Corporation continually evaluates its borrowing capacity and sources of liquidity. The Corporation believes that it has sufficient capacity to fund expected 2015 earning asset growth with wholesale sources, along with deposit growth from its expanded branch system.

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

The following chart presents the off-balance sheet commitments of the Corporation as of December 31, 2014, listed by dates of funding or payment:

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Unfunded loan commitments	$479.0	$269.9	$70.0	$24.3	$114.8
Standby letters of credit	15.3	12.4	2.8	0.1	—

Total	$494.3	$282.3	$72.8	$24.4	$114.8

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

Contractual Cash Obligations of the Corporation as of December 31, 2014

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$1,496.1	$1,496.1	$—	$—	$—
Wholesale and retail certificates of deposit	191.9	108.0	67.2	16.7	—
Short-term borrowings	23.8	23.8	—	—	—
FHLB advances and other borrowings	260.1	25.5	135.0	92.1	7.5
Operating leases	49.7	3.1	5.9	5.9	34.8
Purchase obligations	13.2	4.0	7.8	1.0	0.4

Total	$2,034.8	$1,660.5	$215.9	$115.7	$42.7

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

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bryn Mawr Bank Corporation:

We have audited the accompanying consolidated balance sheets of Bryn Mawr Bank Corporation and subsidiaries (the Corporation) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2014 and 2013, and the results of its operations and it cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania

March 12, 2015

Consolidated Balance Sheets

(dollars in thousands)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$16,717	$13,453
Interest bearing deposits with banks	202,552	67,618

Cash and cash equivalents	219,269	81,071
Investment securities available for sale, at fair value (amortized cost of $227,553 and $287,127 as of December 31, 2014 and December 31, 2013 respectively)	229,577	285,808
Investment securities, trading	3,896	3,437
Loans held for sale	3,882	1,350
Portfolio loans and leases	1,652,257	1,547,185
Less: Allowance for loan and lease losses	(14,586)	(15,515)

Net portfolio loans and leases	1,637,671	1,531,670
Premises and equipment, net	33,748	31,796
Accrued interest receivable	5,560	5,728
Deferred income taxes	7,209	8,690
Mortgage servicing rights	4,765	4,750
Bank owned life insurance	20,535	20,220
Federal Home Loan Bank stock	11,523	11,654
Goodwill	35,781	32,843
Intangible assets	22,521	19,365
Other investments	5,226	4,437
Other assets	5,343	18,846

Total assets	$2,246,506	$2,061,665

Liabilities
Deposits:
Non-interest-bearing	$446,903	$426,640
Interest-bearing	1,241,125	1,164,707

Total deposits	1,688,028	1,591,347

Short-term borrowings	23,824	10,891
FHLB advances and other borrowings	260,146	205,644
Accrued interest payable	1,040	841
Other liabilities	27,994	23,044

Total liabilities	2,001,032	1,831,767

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 16,742,135 and 16,596,869 shares as of December 31, 2014 and December 31, 2013, respectively, and outstanding of 13,769,336 and 13,650,354 as of December 31, 2014 and December 31, 2013, respectively	16,742	16,597
Paid-in capital in excess of par value	100,486	95,673
Less: Common stock in treasury at cost – 2,972,799 and 2,946,515 shares as of December 31, 2014 and December 31, 2013, respectively	(31,642)	(30,764)
Accumulated other comprehensive loss, net of tax benefit	(11,704)	(5,565)
Retained earnings	171,592	153,957

Total shareholders’ equity	245,474	229,898

Total liabilities and shareholders’ equity	$2,246,506	$2,061,665

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Twelve Months Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012
Interest income:
Interest and fees on loans and leases	$78,541	$73,941	$68,891
Interest on cash and cash equivalents	193	158	127
Interest on investment securities:
Taxable	3,596	3,799	3,970
Non-taxable	399	396	208
Dividends	177	123	127

Total interest income	82,906	78,417	73,323

Interest expense on:
Deposits	2,898	2,758	4,032
Short-term borrowings	17	25	21
FHLB advances and other borrowings	3,163	2,644	3,604
Subordinated debentures	—	—	931

Total interest expense	6,078	5,427	8,588
Net interest income	76,828	72,990	64,735
Provision for loan and lease losses	884	3,575	4,003

Net interest income after provision for loan and lease losses	75,944	69,415	60,732
Non-interest income:
Fees for wealth management services	36,774	35,184	29,798
Service charges on deposits	2,578	2,445	2,477
Loan servicing and other fees	1,755	1,845	1,776
Net gain on sale of residential mortgage loans	1,772	4,117	6,735
Net gain (loss) on sale of investment securities available for sale	471	(8)	1,415
Net gain (loss) on sale of other real estate owned (“OREO”)	175	(300)	(86)
Bank owned life insurance (“BOLI”) income	315	358	428
Insurance commissions	1,210	651	444
Other operating income	3,272	4,063	3,399

Total non-interest income	48,322	48,355	46,386
Non-interest expenses:
Salaries and wages	37,113	36,346	33,131
Employee benefits	7,340	8,832	8,127
Net gain on curtailment of nonqualified pension plan	—	(690)	—
Occupancy and bank premises	7,305	6,862	5,874
Furniture, fixtures, and equipment	4,508	3,977	3,727
Advertising	1,504	1,526	1,309
Amortization of mortgage servicing rights	476	740	966
Net impairment of mortgage servicing rights	56	3	163
Amortization of other intangible assets	2,659	2,633	2,411
FDIC insurance	1,046	1,063	970
Due diligence and merger-related expenses	2,373	1,885	2,629
Early extinguishment of debt – costs and premiums	—	347	526
Professional fees	3,017	2,456	2,868
Pennsylvania bank shares tax	1,256	942	1,079
Other operating expenses	12,765	13,818	11,121

Total non-interest expenses	81,418	80,740	74,901
Income before income taxes	42,848	37,030	32,217
Income tax expense	15,005	12,586	11,070

Net income	$27,843	$24,444	$21,147

Basic earnings per common share	$2.05	$1.84	$1.62
Diluted earnings per common share	$2.01	$1.80	$1.60
Dividends declared per share	$0.74	$0.69	$0.64
Weighted-average basic shares outstanding	13,566,239	13,311,215	13,090,110
Dilutive shares	294,801	260,395	151,736

Adjusted weighted-average diluted shares	13,861,040	13,571,610	13,241,846

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Twelve Months Ended December 31,
(dollars in thousands)	2014	2013	2012
Net income	$27,843	$24,444	$21,147

Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1,335, $(2,168) and $1,233, respectively	1,867	(4,026)	2,292
Less: reclassification adjustment for net (gains) losses on sales realized in net income, net of tax (expense) benefit of $(165), $3, and $(495), respectively	(306)	5	(920)

Unrealized investment gains (losses), net of tax expense (benefit) of $1,170, $(2,165) and $739, respectively	2,173	(4,021)	1,372
Net change in fair value of derivative used for cash flow hedge:
Change in fair value of hedging instruments, net of tax (benefit) expense of $(413), $412 and $(13), respectively	(768)	766	(23)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax (benefit) expense of $(4,063), $3,442 and $(33), respectively	(7,544)	6,391	(62)
Change in unfunded pension liability related to curtailment, net of tax expense of $0, $741, and $0, respectively	—	1,377	—

Total change in unfunded pension liability, net of tax (benefit) expense of $(4,063), $4,183 and $(33), respectively	(7,544)	7,768	(62)

Total other comprehensive (loss) income	(6,139)	4,513	1,287
Total comprehensive income	$21,704	$28,957	$22,434

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
(dollars in thousands)	2014	2013	2012
Operating activities:
Net Income	$27,843	$24,444	$21,147
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	884	3,575	4,003
Depreciation of fixed assets and net amortization of investment premiums and discounts	5,785	6,836	6,713
Net (gain) loss on sale of investment securities available for sale	(471)	8	(1,415)
Net gain on sale of residential mortgages	(1,772)	(4,117)	(6,735)
Stock based compensation cost	1,256	1,004	1,283
Amortization and net impairment of mortgage servicing rights	532	743	1,129
Net accretion of fair value adjustments	(2,757)	(3,490)	(1,892)
Amortization of intangible assets	2,659	2,633	2,411
Net (gain) loss on sale of OREO	(175)	300	86
Net increase in cash surrender value of bank owned life insurance (“BOLI”)	(315)	(358)	(428)
Other, net	2,822	1,253	297
Loans originated for resale	(58,173)	(126,920)	(206,637)
Proceeds from loans sold	56,866	132,097	209,969
Provision (benefit) for deferred income taxes	2,350	1,195	(505)
Change in income taxes payable/receivable	(23)	843	3,437
Change in accrued interest receivable	168	227	355
Change in accrued interest payable	199	(392)	(575)

Net cash provided by operating activities	37,678	39,881	32,643

Investing activities:
Purchases of investment securities	(45,199)	(97,517)	(223,019)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	40,801	62,643	48,576
Proceeds from sale of investment securities available for sale	24,394	14,942	40,640
Proceeds from sale of other investments	342	—	—
Net change in FHLB stock	131	(893)	827
Proceeds from calls of investment securities	37,750	40,287	89,992
Net change in other investments	(789)	(91)	(239)
Net portfolio loan and lease originations	(105,918)	(148,102)	(28,082)
Purchases of premises and equipment	(5,455)	(3,571)	(4,048)
Acquisitions, net of cash acquired	(4,125)	—	(15,951)
Capitalize costs to OREO	—	(485)	(61)
Proceeds from sale of OREO	1,646	1,089	567

Net cash used in investing activities	(56,422)	(131,698)	(90,798)

Financing activities:
Change in deposits	96,704	(42,986)	182,368
Change in short-term borrowings	12,933	1,488	(3,460)
Dividends paid	(10,189)	(9,297)	(8,529)
Change in FHLB advances and other borrowings	54,623	44,479	13,962
Repayment of subordinated debentures	—	—	(22,500)
Payment of contingent consideration for business combinations	—	(2,100)	(1,050)
Excess tax benefit from stock-based compensation	831	708	112
Proceeds from sale of treasury stock from deferred compensation plans	79	764	317
Net purchase of treasury stock	(947)	—	—
Proceeds from issuance of common stock	72	176	2,118
Proceeds from exercise of stock options	2,836	3,970	1,363

Net cash provided by (used in) financing activities	156,942	(2,798)	164,701

Change in cash and cash equivalents	138,198	(94,615)	106,546
Cash and cash equivalents at beginning of period	81,071	175,686	69,140

Cash and cash equivalents at end of period	$219,269	$81,071	$175,686

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$11,831	$9,775	$8,092
Interest	5,879	5,819	8,947

Available for sale securities purchased, not settled	$—	$—	$255
Change in other comprehensive loss	(9,446)	6,943	1,980
Change in deferred tax due to change in comprehensive income	(3,306)	2,430	693
Transfer of loans to other real estate owned	1,763	853	949
Acquisition of noncash assets and liabilities:
Assets acquired	10,005	—	90,853
Liabilities assumed	5,880	—	74,902

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	For the Years Ended December 31, 2012, 2013 and 2014
(dollars in thousands, except per share information)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2011	16,103,981	16,104	84,425	(31,027)	(11,365)	126,242	184,379

Net income	—	—	—	—	—	21,147	21,147
Dividends declared, $0.64 per share	—	—	—	—	—	(8,529)	(8,529)
Other comprehensive income, net of tax expense of $693	—	—	—	—	1,287	—	1,287
Stock based compensation	—	—	1,283	—	—	—	1,283
Tax benefit from stock-based compensation	—	—	112	—	—	—	112
Retirement of treasury stock	(4,249)	(4)	(40)	44	—	—	—
Net sale of treasury stock from deferred compensation plans	—	—	79	238	—	—	317
Common stock issued:							—
Dividend Reinvestment and Stock Purchase Plan	108,918	109	2,009	—	—	—	2,118
Share-based awards and options exercises	181,958	181	1,269	—	—	—	1,450

Balance December 31, 2012	16,390,608	16,390	89,137	(30,745)	(10,078)	138,860	203,564

Net income	—	—	—	—	—	24,444	24,444
Dividends declared, $0.69 per share	—	—	—	—	—	(9,347)	(9,347)
Other comprehensive income, net of tax expense of $2,430	—	—	—	—	4,513	—	4,513
Stock based compensation	—	—	1,004	—	—	—	1,004
Tax benefit from stock-based compensation	—	—	708	—	—	—	708
Retirement of treasury stock	(4,517)	(4)	(41)	45	—	—	—
Net sale of treasury stock from stock award and deferred compensation plans	—	—	828	(64)	—	—	764
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	7,455	7	169	—	—	—	176
Share-based awards and options exercises	203,323	204	3,868	—	—	—	4,072

Balance December 31, 2013	16,596,869	$16,597	$95,673	$(30,764)	$(5,565)	$153,957	$229,898

Net income	—	—	—	—	—	27,843	27,843
Dividends declared, $0.74 per share	—	—	—	—	—	(10,208)	(10,208)
Other comprehensive loss, net of tax benefit of $3,307	—	—	—	—	(6,139)	—	(6,139)
Stock based compensation	—	—	1,256	—	—	—	1,256
Tax benefit from stock-based compensation	—	—	831	—	—	—	831
Retirement of treasury stock	(3,512)	(3)	(32)	35	—	—	—
Net purchase of treasury stock from stock award and deferred compensation plans	—	—	45	(913)	—	—	(868)
Issuance costs – S-4 filing	—	—	(147)	—	—	—	(147)
Common stock issued:							—
Dividend Reinvestment and Stock Purchase Plan	2,517	2	70	—	—	—	72
Share-based awards and options exercises	146,261	146	2,790	—	—	—	2,936

Balance December 31, 2014	16,742,135	$16,742	$100,486	$(31,642)	$(11,704)	$171,592	$245,474

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

On October 1, 2014, the acquisition of Powers Craft Parker and Beard, Inc. (“PCPB”), an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. The addition will enable the Corporation to offer a full range of insurance products to both individual and business clients.

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

B. Basis of Presentation

The accounting policies of the Corporation conform to U.S. generally accepted accounting principles (“GAAP”).

The Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiaries. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. All inter-company transactions and balances have been eliminated.

In preparing the Consolidated Financial Statements, the Corporation is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2015, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan and lease losses and lending related commitments, goodwill and intangible assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased pension and post-retirement expense.

C. Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and money market funds with other banks with original maturities of three months or less. Cash balances required to meet regulatory reserve requirements of the Federal Reserve Board amounted to $987 thousand and $367 thousand at December 31, 2014 and December 31, 2013, respectively.

D. Investment Securities

Investment securities which are held for indefinite periods of time, which the Corporation intends to use as part of its asset/liability strategy, or which may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors, are classified as available for sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders’ equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for the amortization of premiums and accretion of discounts, using the specific identification method.

The Corporation follows ASC 370-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that provides guidance related to accounting for recognition of other-than-temporary impairment for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. Companies are required to record other-than-temporary impairment charges through earnings if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit-related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Corporation has no intent or it is more likely than not that the Corporation would not be required to sell an impaired security before a recovery of its amortized cost basis. The Corporation did not have any other-than-temporary impairments for 2014, 2013 or 2012.

Investment securities held in trading accounts consist solely of a deferred compensation trust account which is invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants. Investment securities held in trading accounts are reported at their fair value, with adjustments in fair value reported through income.

E. Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized temporary losses, if any, are recognized through a valuation allowance by charges to income.

F. Portfolio Loans and Leases

The Corporation originates construction, commercial and industrial, commercial mortgage, residential mortgage, home equity and consumer loans to customers primarily in southeastern Pennsylvania as well as small-ticket equipment leases to customers nationwide. Although the Corporation has a diversified loan and lease portfolio, its debtors’ ability to honor their contracts is substantially dependent upon the real estate and general economic conditions of the region.

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

Loans acquired in mergers are recorded at their fair values. The difference between the recorded fair value and the principal value is accreted to interest income over the contractual lives of the loans in accordance with ASC 310-20. Certain acquired loans which were deemed to be credit impaired at acquisition are accounted for in accordance with ASC 310-30, as discussed below, in subsection H of this footnote.

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

The Corporation’s determination of the adequacy of the Allowance is based on periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by the Corporation. Consideration is given to a variety of factors in establishing these estimates. Various qualitative factors are considered, including specific terms and conditions of loans and leases, underwriting standards, delinquency statistics, industry concentration, overall exposure to a single customer, adequacy of collateral, the dependence on collateral, and results of internal loan review, including a borrower’s perceived financial and management strengths, the amounts and timing of the present value of future cash flows, and the access to additional funds. Also, quantitative factors in the form of historical charge-off history by portfolio segment are considered. In connection with these quantitative factors, management establishes what it deems to be an adequate look-back period for the charge-off history. In addition, management develops an estimate of a loss emergence period for each segment of the loan portfolio. The loss emergence period estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan.

As part of the process of calculating the Allowance to the different segments of the loan and lease portfolio, the Corporation considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external third-party loan review specialists. The result of these reviews is reflected in the risk grade assigned to each loan. In addition, the remaining segments of the loan and lease portfolio, which include residential mortgage, home equity lines and loans, consumer loans, and leases, are calculated portions of the Allowance based on their performance status.

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

J. Other Real Estate Owned (“OREO”)

OREO consists of assets that the Corporation has acquired through foreclosure, by accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO on the balance sheet within other assets, at the lower of cost or fair value less cost to sell, adjusted periodically based on current appraisals. Costs relating to the development or improvement of assets, as well as the costs required to obtain legal title to the property, are capitalized, while costs related to holding the property are charged to expense as incurred.

K. Other Investments and Federal Home Loan Bank Stock

Other investments include Community Reinvestment Act (“CRA”) investments, and equity stocks without a readily determinable fair market value. The Corporation’s investments in equity stocks include those issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank and Atlantic Central Bankers Bank. The Corporation is required to hold FHLB stock as a condition of its borrowing funds from the FHLB. As of December 31, 2014, the carrying value of the Corporation’s FHLB stock was $11.5 million. Ownership of FHLB stock is restricted and there is no market for these securities. For further information on the FHLB stock, see Note 10 – “Short-Term and Other Borrowings”.

L. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and predetermined rent are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected lease term or the estimated useful lives, whichever is shorter.

M. Pension and Postretirement Benefit Plans

The Corporation has one qualified defined-benefit pension plan, two non-qualified defined-benefit supplemental executive retirement plans and a postretirement benefit plan as discussed in Note 15 – “Pension and Postretirement Benefit Plans”. Net pension expense related to the defined-benefit consists of service cost, interest cost, return on plan assets, amortization of prior service cost, amortization of transition obligations and amortization of net actuarial gains and losses. The Corporation accrues pension costs as incurred.

N. Bank Owned Life Insurance (“BOLI”)

BOLI is recorded at its cash surrender value. Income from BOLI is tax-exempt and included as a component of non-interest income.

O. Derivative Financial Instruments

The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative has qualified as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. To determine fair value, the Corporation uses valuations obtained from a third party which utilizes a pricing model that incorporates assumptions about market conditions and risks that are current as of the reporting date. Management reviews, annually, the inputs utilized by its independent third-party valuation organization.

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the Statement of Income, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheets with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the Statement of Income. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

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

Related to insurance revenue, for short-term duration contracts, premiums must be recognized as revenue on a proportional basis; that is, over the period of the contract for the insurance protection. Therefore, straight-line revenue recognition normally occurs.

While the preceding is the GAAP rule for short-term duration contracts, the SAP rule requires that premiums be subject to certain experience-type adjustments post-contract period. For instance, premium revenues in health insurance contracts would be adjusted to reflect experiential (exposure) under the actual contract. See, for example Statement of Statutory Accounting Principle (SSAP) No. 51, Life Contracts.

For long-term duration contracts, recognition of revenue occurs when premiums are due from the policyholder. It follows the Statement 60 definition of gross premium as the measure for revenue recognition, and the concept of “loading” (the difference between the gross and net premium) is ignored. So, for investment-type contracts, revenue is recognized even if no premium is paid by the policyholder, as in the case of universal life contracts. Revenue in such contracts represents the premiums assessed.

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

V. Goodwill and Intangible Assets

The Corporation accounts for goodwill and other intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The goodwill and intangible assets as of December 31, 2014, other than MSRs in Note 1-T above, are related to the acquisitions of Lau Associates, The Private Wealth Management Group of the Hershey Trust Company (“PWMG”), Davidson Trust Company (“DTC”) and PCPB, which are components of the Wealth Management segment, and First Keystone Financial, Inc. (“FKF”), and First Bank of Delaware (“FBD”), which are components of the Banking segment. The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition. Goodwill impairment tests are performed annually, or when events occur or circumstances change that would more likely than not reduce the fair value of the acquisition or investment. Goodwill impairment is tested on a reporting unit level. The Corporation currently has three reporting units: Banking, Wealth Management and Insurance. As of December 31, 2014, the Insurance reporting unit did not meet the quantitative thresholds for separate disclosure as a business segment and is therefore reported as a component of the Wealth Management segment, based on its internal reporting structure.

The Corporation’s impairment testing methodology is consistent with the methodology prescribed in ASC 350. Other intangible assets include a core deposit intangible, which was acquired in the FKF merger and the FBD transaction, customer relationships, trade name and non-competition agreements acquired in connection with the acquisitions of DTC, PWMG, Lau Associates and PCPB. The customer relationships, non-competition agreement and core deposit intangibles are amortized over the estimated useful lives of the assets. The trade name intangible has an indefinite life and is evaluated for impairment annually.

W. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

X. Recent Accounting Pronouncements

FASB ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.”

Issued in January 2014, ASU 2014-01 provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Corporation has evaluated the effect of the adoption of this guidance and it is not expected to have an impact on the presentation of the Corporation’s consolidated financial statements.

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

FASB ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”

Issued on June 19, 2014, ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation – Stock Compensation, to awards with performance conditions that affect vesting. A performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB ASC 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. For all entities, ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Corporation is evaluating the impact of the adoption of this guidance. However, it is not expected to have a significant impact on its results of operations.

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

Note 2 – Business Combinations

Powers Craft Parker and Beard, Inc.

The acquisition of PCPB, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on October 1, 2014. The consideration paid by the Corporation was $7.0 million, of which $5.4 million was paid at closing and three contingent cash payments, not to exceed $542 thousand each, will be payable on each of September 30, 2015, September 30, 2016 and September 30, 2017, subject to the attainment of certain revenue targets during the related periods. The acquisition will enable the Corporation to offer a comprehensive line of insurance solutions to both individual and business clients.

In connection with the PCPB acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash paid at closing	$5,399
Contingent payment liability	1,625

Value of consideration	7,024
Assets acquired:
Cash operating accounts	1,274
Other investments	302
Premises and equipment	100
Intangible assets – customer relationships	3,280
Intangible assets – non-competition agreements	1,580
Intangible assets – trade name	955
Other assets	850

Total assets	8,341
Liabilities assumed:
Deferred tax liability	2,437
Other liabilities	1,818

Total liabilities	4,255
Net assets acquired	4,086

Goodwill resulting from acquisition of PCPB	$2,938

As of December 31, 2014, the Corporation finalized its fair value estimates related to the acquisition of PCPB.

Note 3 – Goodwill & Other Intangible Assets

The Corporation completed an annual impairment test for goodwill and other intangibles during the fourth quarter of 2014. There was no goodwill impairment and no material impairment to identifiable intangible assets recorded during 2013 or 2014. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates in July, 2008, FKF in July, 2010, PWMG in May, 2011, DTC in May, 2012, FBD in November, 2012 and PCPB in October, 2014, for the years ended December 31, 2014 and 2013 are as follows:

(dollars in thousands)	Beginning Balance 12/31/13	Additions/ Adjustments	Amortization	Ending Balance 12/31/14	Amortization Period
Goodwill – Wealth reporting unit	$20,412	$—	$—	$20,412	Indefinite
Goodwill – Banking reporting unit	12,431	—	—	12,431	Indefinite
Goodwill – Insurance reporting unit	—	2,938	—	2,938	Indefinite

Total	$32,843	$2,938	$—	$35,781
Core deposit intangible	$1,342	$—	$(276)	$1,066	10 Years
Customer relationships	13,595	3,280	(1,313)	15,562	10 to 20 Years
Non-compete agreements	3,218	1,580	(1,070)	3,728	5 to 10 Years
Trade name	1,210	955	—	2,165	Indefinite

Total	$19,365	$5,815	$(2,659)	$22,521

Grand total	$52,208	$8,753	$(2,659)	$58,302

(dollars in thousands)	Beginning Balance 12/31/12	Additions/ Adjustments	Amortization	Ending Balance 12/31/13	Amortization Period
Goodwill – Wealth segment	$20,466	$(54)	$—	$20,412	Indefinite
Goodwill – Banking segment	12,431	—	—	12,431	Indefinite

Total	$32,897	$(54)	$—	$32,843
Core deposit intangible	$1,654	$—	$(312)	$1,342	10 Years
Customer relationships	14,890	—	(1,295)	13,595	10 to 20 Years
Non-compete agreements	4,244	—	(1,026)	3,218	5 to 5 1⁄2 Years
Trade name	1,210	—	—	1,210	Indefinite

Total	$21,998	$—	$(2,633)	$19,365

Grand total	$54,895	$(54)	$(2,633)	$52,208

Note 4 – Investment Securities

The amortized cost and fair value of investments, which were classified as available for sale, are as follows:

As of December 31, 2014

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(2)	$100
Obligations of the U.S. government and agencies	66,881	171	(290)	66,762
Obligations of state and political subdivisions	28,955	137	(47)	29,045
Mortgage-backed securities	79,498	1,914	(30)	81,382
Collateralized mortgage obligations	34,618	299	(120)	34,797
Other investments	17,499	173	(181)	17,491

Total	$227,553	$2,694	$(670)	$229,577

As of December 31, 2013

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(3)	$99
Obligations of the U.S. government and agencies	71,097	149	(1,678)	69,568
Obligations of state and political subdivisions	37,140	141	(304)	36,977
Mortgage-backed securities	119,044	1,392	(1,073)	119,363
Collateralized mortgage obligations	44,463	273	(493)	44,243
Other investments	15,281	301	(24)	15,558

Total	$287,127	$2,256	$(3,575)	$285,808

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$100	$(2)	$100	$(2)
Obligations of the U.S. government and agencies	16,822	(28)	22,691	(262)	39,513	(290)
Obligations of state and political subdivisions	4,777	(19)	4,060	(28)	8,837	(47)
Mortgage-backed securities	2,289	(14)	3,814	(16)	6,103	(30)
Collateralized mortgage obligations	3,274	(22)	9,507	(98)	12,781	(120)
Other investments	13,717	(181)	—	—	13,717	(181)

Total	$40,879	$(264)	$40,172	$(406)	$81,051	$(670)

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$99	$(3)	$—	$—	$99	$(3)
Obligations of the U.S. government and agencies	41,201	(1,391)	5,774	(287)	46,975	(1,678)
Obligations of state and political subdivisions	13,020	(233)	4,543	(71)	17,563	(304)
Mortgage-backed securities	55,672	(972)	2,302	(101)	57,974	(1,073)
Collateralized mortgage obligations	26,395	(493)	—	—	26,395	(493)
Other investments	1,494	(24)	—	—	1,494	(24)

Total	$137,881	$(3,116)	$12,619	$(459)	$150,500	$(3,575)

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

At December 31, 2014, securities having a fair value of $91.9 million were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment and mortgage-related securities as of December 31, 2014 and 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
(dollars in thousands)	Amortized Cost	Fair Value
Investment securities*:
Due in one year or less	$15,254	$15,277
Due after one year through five years	59,433	59,463
Due after five years through ten years	23,151	23,067
Due after ten years	—	—

Subtotal	97,838	97,807
Mortgage-related securities	114,116	116,179

Total	$211,954	$213,986

*	Included in the investment portfolio, but not in the table above, are mutual funds with a fair value, as of December 31, 2014, of $15.6 million, which have no stated maturity.

	December 31, 2013
(dollars in thousands)	Amortized Cost	Fair Value
Investment securities*:
Due in one year or less	$7,859	$7,869
Due after one year through five years	49,790	49,721
Due after five years through ten years	51,793	50,117
Due after ten years	797	824

Subtotal	110,239	108,531
Mortgage-related securities	163,507	163,606

Total	$273,746	$272,137

*	Included in the investment portfolio, but not in the table above, are mutual funds with a fair value, as of December 31, 2013, of $13.7 million, which have no stated maturity.

Proceeds from the sale of available for sale investment securities totaled $24.4 million, $14.9 million and $40.6 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively. Net gain on sale of available for sale investment securities for the twelve months ended December 31, 2014 and 2012 totaled $471 thousand million and $1.4 million, respectively. Net loss on sale of available for sale investment securities for the twelve months ended December 31, 2013 totaled $8 thousand.

As of December 31, 2014 and December 31, 2013, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

Note 5 – Loans and Leases

A. Loans and leases outstanding are detailed by portfolio segment as follows:

	December 31,
(dollars in thousands)	2014	2013
Loans held for sale	$3,882	$1,350

Real estate loans:
Commercial mortgage	$689,528	625,341
Home equity lines and loans	182,082	189,571
Residential mortgage	313,442	300,243
Construction	66,267	46,369

Total real estate loans	1,251,319	1,161,524
Commercial and industrial	335,645	328,459
Consumer	18,480	16,926
Leases	46,813	40,276

Total portfolio loans and leases	1,652,257	1,547,185

Total loans and leases	$1,656,139	$1,548,535

Loans with predetermined rates	$927,009	$850,168
Loans with adjustable or floating rates	729,130	698,367

Total loans and leases	$1,656,139	$1,548,535

Net deferred loan origination costs included in the loan balances	$324	$222

B. Leases outstanding at December 31 are detailed by components of the net investment as follows:

	December 31,
(dollars in thousands)	2014	2013
Minimum lease payments receivable	$53,131	$45,866
Unearned lease income	(8,546)	(7,534)
Initial direct costs and deferred fees	2,228	1,944

Total	$46,813	$40,276

C. Non-Performing Loans and Leases*

	December 31,
(dollars in thousands)	2014	2013
Nonaccrual loans and leases:
Commercial mortgage	$668	$478
Home equity lines and loans	1,061	1,262
Residential mortgage	5,693	4,377
Construction	263	830
Commercial and industrial	2,390	3,539
Consumer	—	20
Leases	21	24

Total	10,096	10,530

Loans and leases 90 days or more past due and still accruing:
Construction	—	—

Total non-performing loans and leases	$10,096	$10,530

*	Purchased credit-impaired loans, which have been recorded at fair value at the acquisition date and which are performing as expected are excluded from this table with the exception of $572 thousand and $238 thousand as of December 31, 2014 and 2013, respectively, of purchased credit-impaired loans, which became non-performing subsequent to their acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30 to account for the interest earned, as of the dates indicated, is as follows:

	December 31,
(dollars in thousands)	2014	2013
Outstanding principal balance	$12,491	$14,293
Carrying amount(1)	$9,045	$9,880

(1)	Includes $105 thousand and $293 thousand of purchased credit-impaired loans as of December 31, 2014 and 2013, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at the acquisition date, and for which no accretable yield is recognized. Additionally, the table above includes $572 thousand and $238 thousand as of December 31, 2014 and 2013, respectively, of purchased credit-impaired loans that subsequently became non-performing, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the twelve month periods ended December 31, 2013 and 2014:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2012	$8,025
Accretion	(1,893)
Reclassification from nonaccretable difference	1,198
Additions/adjustments	(257)
Disposals	(939)

Balance, December 31, 2013	6,134
Accretion	(1,579)
Reclassification from nonaccretable difference	934
Additions/adjustments	(130)
Disposals	(2)

Balance, December 31, 2014	$5,357

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of December 31, 2014 and 2013:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2014
Commercial mortgage	$71	$1,185	$—	$1,256	$687,604	$688,860	$668	$689,528
Home equity lines and loans	26	—	—	26	180,995	181,021	1,061	182,082
Residential mortgage	381	123	—	504	307,245	307,749	5,693	313,442
Construction	—	—	—	—	66,004	66,004	263	66,267
Commercial and industrial	390	—	—	390	332,865	333,255	2,390	335,645
Consumer	19	3	—	22	18,458	18,480	—	18,480
Leases	18	17	—	35	46,757	46,792	21	46,813

	$905	$1,328	$—	$2,233	$1,639,928	$1,642,161	$10,096	$1,652,257

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2013
Commercial mortgage	$241	$—	$—	$241	$624,622	$624,863	$478	$625,341
Home equity lines and loans	209	—	—	209	188,100	188,309	1,262	189,571
Residential mortgage	773	35	—	808	295,058	295,866	4,377	300,243
Construction	—	—	—	—	45,539	45,539	830	46,369
Commercial and industrial	334	—	—	334	324,586	324,920	3,539	328,459
Consumer	2	4	—	6	16,900	16,906	20	16,926
Leases	60	60	—	120	40,132	40,252	24	40,276

	$1,619	$99	$—	$1,718	$1,534,937	$1,536,655	$10,530	$1,547,185

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses, by portfolio segment, for the twelve months ended December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2013	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515
Charge-offs	(34)	(736)	(461)	—	(415)	(144)	(410)	—	(2,200)
Recoveries	6	19	22	60	98	17	165	—	387
Provision	179	430	(271)	462	(161)	106	109	30	884

Balance, December 31, 2014	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses, by portfolio segment, for the twelve months ended December 31, 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2012	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425
Charge-offs	(71)	(513)	(307)	(737)	(781)	(194)	(376)	—	(2,979)
Recoveries	20	67	18	24	65	10	290	—	494
Provision	(59)	793	711	539	1,090	254	197	50	3,575

Balance, December 31, 2013	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515

The following table details the roll-forward of the Corporation’s allowance for loan and lease losses, by portfolio segment, for the twelve months ended December 31, 2012:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2011	$3,165	$1,707	$1,592	$1,384	$3,816	$119	$532	$438	$12,753
Charge-offs	(234)	(375)	(209)	(1,131)	(458)	(96)	(364)	—	(2,867)
Recoveries	4	—	75	15	143	7	292	—	536
Provision	972	525	566	751	1,136	159	33	(139)	4,003

Balance, December 31, 2012	$3,907	$1,857	$2,024	$1,019	$4,637	$189	$493	$299	$14,425

The following table details the allocation of the allowance for loan and lease losses by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2014 and 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$4	$184	$—	$448	$32	$—	$—	$668
Collectively evaluated for impairment	3,948	1,913	1,552	1,366	4,085	206	468	379	13,917
Purchased credit-impaired*	—	—	—	1	—	—	—	—	1

Total	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586

As of December 31, 2013
Allowance on loans and leases:
Individually evaluated for impairment	$—	$121	$814	$—	$532	$52	$—	$—	$1,519
Collectively evaluated for impairment	3,797	2,083	1,632	845	4,479	207	604	349	13,996
Purchased credit-impaired*	—	—	—	—	—	—	—	—	—

Total	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515

The following table details the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2014 and 2013:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of December 31, 2014
Balance of loans and leases:
Individually evaluated for impairment	$97	$1,155	$8,642	$264	$3,460	$31	$—	$13,649
Collectively evaluated for impairment	680,820	180,912	304,773	65,942	331,854	18,449	46,813	1,629,563
Purchased credit-impaired*	8,611	15	27	61	331	—	—	9,045

Total	$689,528	$182,082	$313,442	$66,267	$335,645	$18,480	$46,813	$1,652,257

As of December 31, 2013
Balance of loans and leases:
Individually evaluated for impairment	$236	$1,428	$9,860	$1,172	$4,758	$52	$—	$17,506
Collectively evaluated for impairment	616,077	188,128	290,345	44,715	323,384	16,874	40,276	1,519,799
Purchased credit-impaired*	9,028	15	38	482	317	—	—	9,880

Total	$625,341	$189,571	$300,243	$46,369	$328,459	$16,926	$40,276	$1,547,185

*	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As part of the process of calculating the allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews, at least quarterly, of the individual loans are performed by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to allocate the allowance for loan and lease losses as of December 31, 2014 and 2013:

	Credit Risk Profile by Internally Assigned Grade
	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
As of December 31,
Pass	$683,549	$620,227	$66,004	$43,812	$329,299	$320,211	$1,078,852	$984,250
Special Mention	4,364	2,793	—	—	1,149	387	5,513	3,180
Substandard	1,615	2,321	263	2,557	5,197	7,861	7,075	12,739

Total	$689,528	$625,341	$66,267	$46,369	$335,645	$328,459	$1,091,440	$1,000,169

	Credit Risk Profile Based on Payment Activity
	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
As of December 31,
Performing	$307,749	$295,866	$181,021	$188,309	$18,480	$16,906	$46,792	$40,252	$554,043	$541,333
Non-performing	5,693	4,377	1,061	1,262	—	20	21	24	6,774	5,683

Total	$313,442	$300,243	$182,082	$189,571	$18,480	$16,926	$46,813	$40,276	$560,817	$547,016

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	December 31, 2014	December 31, 2013
TDRs included in nonperforming loans and leases	$4,315	$1,699
TDRs in compliance with modified terms	4,157	7,277

Total TDRs	$8,472	$8,976

The following table presents information regarding loan and lease modifications granted during the twelve months ended December 31, 2014 that were categorized as TDRs:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	7	$3,448	$3,461
Commercial and industrial	1	249	249
Home equity lines and loans	1	69	69

Total	9	$3,766	$3,779

The following table presents information regarding the types of loan and lease modifications made for the twelve months ended December 31, 2014:

	Number of Contracts
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential	—	2	5	—	—	—
Commercial and industrial	—	—	1	—	—	—
Home equity lines and loans	—	1	—	—	—	—

Total	—	3	6	—	—	—

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

During the twelve months ended December 31, 2014, there were no defaults of loans or leases that had been previously modified to TDRs.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the twelve months ended December 31, 2014, 2013 and 2012 (purchased credit-impaired loans are not included in the tables):

(dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the Twelve Months Ended December 31, 2014
Impaired loans with related allowance:
Home equity lines and loans	$111	$198	$4	$197	$—	$—
Residential mortgage	3,273	3,260	184	3,289	112	—
Commercial and industrial	2,069	2,527	448	2,577	49	—
Consumer	31	32	32	32	1	—

Total	5,484	6,017	668	6,095	162	—

Impaired loans* without related allowance:
Commercial mortgage	97	97	—	103	4	—
Home equity lines and loans	1,044	1,137	—	1,251	12	—
Residential mortgage	5,369	5,794	—	6,210	152	—
Construction	264	1,225	—	1,427	—	—
Commercial and industrial	1,391	1,403	—	1,430	11	—

Total	8,165	9,656	—	10,421	179	—
						—

Grand total	$13,649	$15,673	$668	$16,516	$341	$—

*	The table above does not include the recorded investment of $32 thousand of impaired leases without a related allowance for loan and lease losses.
**	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the Twelve Months Ended December 31, 2013
Impaired loans with related allowance:
Home equity lines and loans	$277	$279	$121	$308	$6	$—
Residential mortgage	5,297	5,312	814	5,343	95	—
Commercial and industrial	2,985	3,100	532	3,210	82	—
Consumer	52	54	52	49	3	—

Total	8,611	8,745	1,519	8,910	186	—
Impaired loans* without related allowance:
Commercial mortgage	236	237	—	283	—	—
Home equity lines and loans	1,151	1,159	—	1,252	6	—
Residential mortgage	4,563	4,911	—	5,177	123	—
Construction	1,172	2,134	—	3,452	27	—
Commercial and industrial	1,773	1,954	—	1,979	23	—

Total	8,895	10,395	—	12,143	179	—
						—

Grand total	$17,506	$19,140	$1,519	$21,053	$365	$—

*	The table above does not include the recorded investment of $63 thousand of impaired leases without a related allowance for loan and lease losses.
**	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the Twelve Months Ended December 31, 2012
Impaired loans with related allowance:
Home equity lines and loans	$1,261	$1,321	$217	$1,327	$42	$—
Residential mortgage	4,778	4,793	667	4,764	152	—
Construction	2,564	2,564	543	3,272	—	—
Commercial and industrial	3,357	3,383	919	3,402	49	—
Consumer	7	8	8	10	—	—

Total	11,967	12,069	2,354	12,775	243	—
Impaired loans* without related allowance:
Commercial mortgage	541	574	—	581	14	—
Home equity lines and loans	2,142	2,223	—	2,478	22	—
Residential mortgage	4,433	4,741	—	4,735	154	—
Construction	2,067	2,317	—	3,461	58	—
Commercial and industrial	640	639	—	645	16	—

Total	9,823	10,494	—	11,900	264	—
						—

Grand total	$21,790	$22,563	$2,354	$24,675	$507	$—

*	The table above does not include the recorded investment of $168 thousand of impaired leases without a related allowance for loan and lease losses.
**	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

Note 6 – Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of foreclosures or deeds in-lieu-of foreclosure. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. As of December 31, 2014 the balance of OREO is comprised of four single-family residential properties.

The summary of the change in other real estate owned, which is included as a component of other assets on the Corporation’s Consolidated Balance Sheets, is as follows:

	December 31,
(dollars in thousands)	2014	2013
Balance January 1	$855	$906
Additions	1,763	853
Capitalized cost	—	485
Sales	(1,471)	(1,389)

Balance December 31	$1,147	$855

Note 7 – Premises and Equipment

A. A summary of premises and equipment is as follows:

	December 31,
(dollars in thousands)	2014	2013
Land	$5,306	$5,306
Buildings	23,997	23,557
Furniture and equipment	27,485	23,379
Leasehold improvements	15,217	14,979
Construction in progress	1,328	571
Less: accumulated depreciation	(39,585)	(35,996)

Total	$33,748	$31,796

Depreciation and amortization expense related to the assets detailed in the above table for the years ended December 31, 2014, 2013, and 2012 amounted to $3.6 million, $3.0 million, and $2.9 million, respectively.

B. Future minimum cash rent commitments under various operating leases as of December 31, 2014 are as follows:

(dollars in thousands)
2015	$3,106
2016	2,960
2017	2,981
2018	3,030
2019	2,839
2020 and thereafter	34,794

Total	$49,710

Rent expense on leased premises and equipment for the years ended December 31, 2014, 2013 and 2012 amounted to $3.3 million, $3.4 million, and $2.7 million, respectively.

Note 8 – Mortgage Servicing Rights (“MSR”s)

A. The following summarizes the Corporation’s activity related to MSRs for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Balance, January 1	$4,750	$4,491	$4,041
Additions	547	1,002	1,579
Amortization	(476)	(740)	(966)
Impairment	(56)	(3)	(163)

Balance, December 31	$4,765	$4,750	$4,491

Fair value	$5,456	$5,733	$4,638

Residential mortgage loans serviced for others	$590,660	$607,272	$591,989

B. The following summarizes the Corporation’s activity related to changes in the impairment valuation allowance of MSRs for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Balance, January 1	$(1,548)	$(1,545)	$(1,382)
Impairment	(97)	(126)	(278)
Recovery	41	123	115

Balance, December 31	$(1,604)	$(1,548)	$(1,545)

C. Other MSR Information – At December 31, 2014, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)
Fair value amount of MSRs	$5,456
Weighted average life (in years)	6.3
Prepayment speeds (constant prepayment rate)*	10.5%
Impact on fair value:
10% adverse change	$(201)
20% adverse change	$(390)
Discount rate	10.5%
Impact on fair value:
10% adverse change	$(213)
20% adverse change	$(411)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

At December 31, 2014, 2013 and 2012, the fair value of the MSRs was $5.5 million, $5.7 million, and $4.6 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 9 – Deposits

A. The following table details the components of deposits:

	As of December 31,
(dollars in thousands)	2014	2013
Savings	$138,992	$135,240
NOW accounts*	278,609	266,787
Market rate accounts*	631,666	587,247
Time deposits, less than $100	74,497	88,056
Time deposits, $100 or more	43,903	52,738
Wholesale time deposits	73,458	34,639

Total interest-bearing deposits	1,241,125	1,164,707
Non-interest-bearing deposits	446,903	426,640

Total deposits	$1,688,028	$1,591,347

*	Includes wholesale deposits.

The aggregate amount of deposit overdrafts included as loans as of December 31, 2014 and 2013 were $534 thousand and $795 thousand, respectively.

B. The following tables detail the maturities of retail time deposits:

	As of December 31, 2014
(dollars in thousands)	$100 or more	Less than $100
Maturing during:
2015	$28,110	$52,499
2016	10,459	10,964
2017	2,014	3,664
2018	1,601	3,594
2019	1,719	3,750
2020 and thereafter	—	26

Total	$43,903	$74,497

C. The following tables detail the maturities of wholesale time deposits:

	As of December 31, 2014
(dollars in thousands)	$100 or more	Less than $100
Maturing during:
2015	$26,184	$1,151
2016	4,988	—
2017	35,149	—
2018	5,986	—

Total	$72,307	$1,151

Note 10 – Short-term and Other Borrowings

A. Short-term borrowings – As of December 31, 2014 and 2013, the Corporation had $23.8 million and $10.9 million of short-term (original maturity of one year or less) borrowings, respectively, which consisted solely of funds obtained from overnight repurchase agreements with commercial customers.

A summary of short-term borrowings is as follows:

	As of December 31,
(dollars in thousands)	2014	2013
Overnight fed funds	$—	$—
Repurchase agreements	23,824	10,891

Total short-term borrowings	$23,824	10,891

The following table sets forth information concerning short-term borrowings:

	As of or Twelve Months Ended December 31,
(dollars in thousands)	2014	2013
Balance at period-end	$23,824	$10,891
Maximum amount outstanding at any month end	28,017	75,588
Average balance outstanding during the period	15,602	16,457
Weighted-average interest rate:
As of the period-end	0.10%	0.10%
Paid during the period	0.11%	0.15%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. FHLB Advances and Other Borrowings:

As of December 31, 2014 and 2013, the Corporation had $260.1 million and $205.6 million, respectively, of other borrowings, consisting of advances from FHLB and a commercial term loan from a correspondent bank.

The following table presents the remaining periods until maturity of the FHLB advances and other borrowings:

	As of December 31,
(dollars in thousands)	2014	2013
Within one year	$25,535	$3,917
Over one year through five years	227,111	196,727
Over five years through ten years	7,500	5,000

Total	$260,146	$205,644

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range*		Weighted Average Rate	Coupon Rate		Balance at December 31,
Description	From	To		From	To	2014	2013
Fixed amortizing	04/09/15	04/09/15	3.57%	3.57%	3.57%	$535	$2,102
Adjustable amortizing**	N/A	N/A	3.25%	3.25%	3.25%	—	7,050
Bullet maturity – fixed rate	03/23/15	12/09/20	1.49%	0.58%	2.41%	193,240	140,000
Bullet maturity – variable rate	06/25/15	11/28/17	0.40%	0.25%	0.54%	45,000	35,000
Convertible-fixed	01/03/18	08/20/18	2.94%	2.58%	3.50%	21,371	21,492

Total						$260,146	$205,644

*	Maturity range refers to December 31, 2014 balances
**	Loans from correspondent banks other than FHLB

Included in the table above as of December 31, 2014 and 2013 are $21.4 million and $21.5 million, respectively, of FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of December 31, 2014, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2015. These advances are included in the periods in which they mature, rather than the period in which they are subject to conversion.

C. Other Information – In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $11.5 million at December 31, 2014, and $11.7 million at December 31, 2013. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity (“MBC”) with the FHLB of $883.0 million as of December 31, 2014 of which the unused capacity was $608.2 million at December 31, 2014. In addition there were $64.0 million in overnight federal funds line and $71.9 million of Federal Reserve Discount Window capacity.

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

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of December 31, 2014:

(dollars in thousands)	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
Notional Amount
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.335%	2.376%	$(39)

As of December 31, 2013:

(dollars in thousands)	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
Notional Amount
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	3.597%	2.376%	$1,142

For the twelve month periods ended December 31, 2014, 2013 and 2012, there have been no reclassifications of the interest-rate swap’s fair value from other comprehensive income to earnings.

Note 12 – Disclosure about Fair Value of Financial Instruments

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

Investment Securities

Fair values for investment securities are generally determined by the Corporation including the use an independent third party based on market data, utilizing pricing models that vary by asset and incorporate available trade, bid and other market information. Management reviews, annually, the process utilized by its independent third-party valuation service provider. On a quarterly basis, Management tests the validity of the prices provided by the third party by selecting a representative sample of the portfolio and obtaining actual trade results, or if actual trade results are not available, competitive broker pricing.

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

Mortgage Servicing Rights

The fair value of the MSRs for these periods was determined using a proprietary third-party valuation model that calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Due to the proprietary nature of the valuation model used and the lack of observable inputs, the Corporation classifies the value of MSRs as using Level 3 inputs.

Other Assets

Due to their short-term nature, the carrying amounts of accrued interest receivable, income taxes receivable and other investments approximate fair value.

Deposits

The fair values disclosed for non-interest-bearing demand deposits, savings, NOW accounts, and market rate accounts are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on the certificates of deposit. FASB Codification 825 defines the fair value of demand deposits as the amount payable on demand, as of the reporting date, and prohibits adjusting estimated fair value from any value derived from retaining those deposits for an expected future period of time.

Short-term borrowings

Due to their short-term nature, the carrying amount of short-term borrowings, which include overnight repurchase agreements approximate their fair value.

FHLB Advances and Other Borrowings

The fair value of FHLB advances and other borrowings is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

Other Liabilities

The carrying amounts of accrued interest payable and other accrued payables approximate fair value. The fair value of the interest-rate swap derivative is derived from quoted prices for similar instruments in active markets and is classified as using Level 2 inputs.

Off-Balance Sheet Instruments

The fair values of the Corporation’s commitments to extend credit, standby letters of credit and financial guarantees are not included in the table below as their carrying values generally approximate their fair values. These instruments generate fees that approximate those currently charged to originate similar commitments.

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

	Fair Value Hierarchy Level*	As of December 31,
		2014		2013
(dollars in thousands)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$219,269	$219,269	$81,071	$81,071
Investment securities – available for sale	See Note 13	229,577	229,577	285,808	285,808
Investment securities – trading	See Note 13	3,896	3,896	3,437	3,437
Loans held for sale	Level 2	3,882	3,882	1,350	1,350
Net portfolio loans and leases	Level 3	1,637,671	1,666,052	1,531,670	1,534,631
Mortgage servicing rights	Level 3	4,765	5,456	4,750	5,733
Other assets	Level 3	22,309	22,309	21,819	21,819

Total financial assets		$2,121,369	$2,150,441	$1,929,905	$1,933,849

Financial liabilities:
Deposits	Level 2	$1,688,028	$1,687,409	$1,591,347	$1,591,215
Short-term borrowings	Level 2	23,824	23,824	10,891	10,891
FHLB advances and other borrowings	Level 2	260,146	259,826	205,644	205,149
Other liabilities	Level 2	29,034	29,034	23,885	23,885

Total financial liabilities		$2,001,032	$2,009,093	$1,831,767	$1,831,140

*	see Note 13 in the Notes to Consolidated Financial Statements for a description of hierarchy levels

Note 13 – Fair Value Measurement

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

The value of the Corporation’s available for sale investment securities, which include obligations of the U.S. government and its agencies, mortgage-backed securities issued by U.S. government- and U.S. government sponsored agencies, obligations of state and political subdivisions, corporate bonds, other debt securities, as well as bond mutual funds are determined by the Corporation, including the use of an independent third party. The Corporation performs tests to assess the validity of these third-party values. The third party’s evaluations are based on market data. They utilize pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their pricing models apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at December 31, 2014 and 2013 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring basis for the year ended December 31, 2014:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities (available for sale and trading):
Obligations of U.S. government & agencies	$66.9	$—	$66.9	$—
Obligations of state & political subdivisions	29.0	—	29.0	—
Mortgage-backed securities	81.4	—	81.4	—
Collateralized mortgage obligations	34.8	—	34.8	—
Mutual funds	19.5	19.5	—	—
Other debt securities	1.9	—	1.9	—

Total assets measured on a recurring basis at fair value	$233.5	$19.5	$214.0	$—

Fair value of assets measured on a non-recurring basis at December 31, 2014:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$5.5	$—	$—	$5.5
Impaired loans and leases	13.0	—	—	13.0
OREO	1.1	—	—	1.1

Total assets measured at fair value on a non-recurring basis	$19.6	$—	$—	$19.6

Fair value of assets measured on a recurring basis for the year ended December 31, 2013:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities (available for sale and trading):
Obligations of U.S. government & agencies	$69.6	$—	$69.6	$—
Obligations of state & political subdivisions	37.0	—	37.0	—
Mortgage-backed securities	119.4	—	119.4	—
Collateralized mortgage obligations	44.2	—	44.2	—
Mutual funds	14.9	14.9	—	—
Other debt securities	4.1	—	4.1	—

Total assets measured on a recurring basis at fair value	$289.2	$14.9	$274.3	$—

Fair value of assets measured on a non-recurring basis at December 31, 2013:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$5.7	$—	$—	$5.7
Impaired loans and leases	16.1	—	—	16.1
OREO and other repossessed property	0.9	—	—	0.9

Total assets measured at fair value on a non-recurring basis	$22.7	$—	$—	$22.7

For the twelve months ended December 31, 2014, a net decrease of $434 thousand in the Allowance was recorded and for the twelve months ended December 31, 2013, a net increase of $975 thousand in the Allowance was recorded as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the twelve months ended December 31, 2014.

Note 14 – 401(K) Plan and Other Defined Contribution Plans

The Corporation has a qualified defined contribution plan (the “401(K) Plan”) for all eligible employees, under which the Corporation matches employee contributions up to a maximum of 3.0% of the employee’s base salary. The Corporation’s expenses for the 401(K) Plan were $846 thousand, $803 thousand and $747 thousand in 2014, 2013 and 2012, respectively.

In addition to the matching contribution above, the Corporation provides a discretionary, non-matching employer contribution to the 401(K) Plan. The Corporation’s expense for the non-matching discretionary contribution was $1.1 million, $1.0 million and $879 thousand, for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

On June 28, 2013, the Corporation adopted the Bryn Mawr Bank Corporation Executive Deferred Compensation Plan (the “EDCP”), a non-qualified defined-contribution plan which was restricted to certain senior officers of the Corporation. The intended purpose of the EDCP is to provide deferred compensation to a select group of employees. The Corporation’s expense for the EDCP, for the twelve months ended December 31, 2014 and 2013 was $239 thousand and $221 thousand, respectively.

Note 15 – Pension and Postretirement Benefit Plans

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

On April 1, 2008, the Corporation added SERP II, a non-qualified defined benefit plan which was restricted to certain senior officers of the Corporation. Effective March 31, 2013, the Corporation curtailed SERP II, as further increases to the defined benefit amounts to over 20% of the participants were frozen.

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

B. Actuarial Assumptions used to determine benefit obligations as of December 31 of the years indicated:

	QDBP		SERP I and SERP II		PRBP
	2014	2013	2014	2013	2014	2013
Discount rate	3.70%	4.60%	3.70%	4.60%	3.70%	4.60%
Rate of increase for future compensation	N/A	N/A	3.50%	3.50%	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50%	N/A	N/A	N/A	N/A

C. Changes in Benefit Obligations and Plan Assets:

	QDBP		SERP I & SERP II		PRBP
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Change in benefit obligations
Benefit obligation at January 1	$36,366	$40,825	$4,008	$6,693	$688	$842
Service cost	—	—	61	71	—	—
Interest cost	1,640	1,484	177	188	29	29
Plan participants contribution	—	—	—	—	41	38
Actuarial loss (gain)(1)	8,629	(4,145)	979	10	(72)	(65)
Curtailments(2)	—	—	—	(2,808)	—	—
Benefits paid	(2,543)	(1,798)	(146)	(146)	(146)	(156)

Benefit obligation at December 31	$44,092	$36,366	$5,079	$4,008	$540	$688

Change in plan assets
Fair value of plan assets at January 1	$45,573	$40,666	$—	$—	$—	$—
Actual return on plan assets	844	6,705	—	—	—	—
Employer contribution	—	—	146	146	105	118
Plan participants’ contribution	—	—	—	—	41	38
Benefits paid	(2,543)	(1,798)	(146)	(146)	(146)	(156)

Fair value of plan assets at December 31	$43,874	$45,573	$—	$—	$—	$—

Funded status at year end (plan assets less benefit obligations)	$(218)	$9,207	$(5,079)	$(4,008)	$(540)	$(688)

(1)	the $12.8 million change in actuarial loss was related to discount rate decreases which resulted in increased benefit obligations, return on plan assets below the anticipated target level, and increased benefit obligations as a result of the introduction of new mortality tables used by the actuary.
(2)	for more information on the gain on curtailment, refer to section A of this note.

	QDBP		SERP I & SERP II		PRBP
	For the Twelve Months Ended December 31,
	2014	2013	2014	2013	2014	2013
Amounts included in the consolidated balance sheet as other assets (liabilities) and accumulated other comprehensive income including the following:
Prepaid benefit cost/(accrued liability)	$17,662	$16,346	$(3,274)	$(3,201)	$(234)	$(250)
Net actuarial loss	(17,880)	(7,139)	(1,805)	(790)	(306)	(438)
Prior service cost	—	—	—	(17)	—	—
Unrecognized net initial obligation	—	—	—	—	—	—

Net amount recognized	$(218)	$9,207	$(5,079)	$(4,008)	$(540)	$(688)

D. The following tables provide the components of net periodic pension costs for the periods indicated:

QDBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2014	2013	2012
Service cost	$—	$—	$—
Interest cost	1,640	1,484	1,576
Expected return on plan assets	(3,348)	(2,981)	(2,804)
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	391	1,724	1,786
Curtailment	—	—	—

Net periodic pension (benefit) cost	$(1,317)	$227	$558

SERP I and SERP II Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2014	2013	2012
Service cost	$61	$71	$243
Interest cost	177	188	243
Gain on curtailment	—	(690)	—
Amortization of prior service cost	14	31	82
Recognition of net actuarial loss	(33)	78	86

Net periodic pension cost (benefit)	$219	$(322)	$654

PRBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2014	2013	2012
Service cost	$—	$—	$—
Interest cost	29	29	36
Settlement	—	—	—
Amortization of transition obligation	—	—	26
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	61	76	79

Net periodic pension cost	$90	$105	$141

	For the Twelve Months Ended December 31,
	2014	2013	2012
Discount Rate Used in the Calculation of Periodic Pension Costs	4.6%	3.70%	4.20%

E. Plan Assets:

The information in this section pertains to the assets of the QDBP. The PRBP, SERP I and SERP II are unfunded plans and, as such, have no related plan assets.

The following table details the asset allocation and the QDBP’s policy asset allocation range as of the dates indicated:

	2014 Plan Policy Asset Allocation Range	2013 Plan Policy Asset Allocation Range	Percentage of QDBP Plan Assets as of December 31,
			2014	2013
Asset Category
Equity securities(1)(2)	50% to 65%	50% to 65%	70%	63%
Fixed-income investments	10% to 30%	10% to 30%	18%	14%
Alternative investments	0% to 30%	0% to 30%	4%	20%
Cash reserves(2)	1% to 5%	1% to 5%	8%	3%

Total			100%	100%

(1)	Includes Bryn Mawr Bank Corporation common stock in the amount of $986 thousand, or 2.3%, and $951 thousand, or 2.1%, at December 31, 2014 and 2013, respectively.
(2)	Asset categories that fall outside the asset allocation range prescribed by the plan policy are outside the range on a short-term basis and are often related to the timing of plan funding and subsequent investment. Reallocation is done regularly in order to adhere to the plan’s asset allocation policy

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

The fair value of the QDBP assets measured on a recurring basis as of December 31, 2014:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,590	$3,590	$—	$—
Alternative investments*	2,747	850	1,897	—
Common stocks	986	986	—	—
Equity mutual funds	29,546	29,546	—	—
Bond mutual funds	7,005	7,005	—	—

Total assets measured on a recurring basis at fair value	$43,874	$41,977	$1,897	$—

*	Alternative investments include exchange-traded products which are considered Level 1 and hedge fund investments which are considered Level 2.

The fair value of the QDBP assets measured on a recurring basis as of December 31, 2013:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,218	$1,218	$—	$—
Alternative investments*	9,196	5,747	3,449	—
Common stocks	2,698	2,698	—	—
Equity mutual funds	26,187	26,187	—	—
Bond mutual funds	6,274	6,274	—	—

Total assets measured on a recurring basis at fair value	$45,573	$42,124	$3,449	$—

F. Cash Flows

The following benefit payments, which reflect expected future services, are expected to be paid over the next ten years:

(dollars in thousands)	QDBP	SERP I & SERP II	PRBP
Fiscal year ending
2015	$1,968	$261	$94
2016	$1,998	$260	$83
2017	$2,000	$258	$73
2018	$2,060	$256	$64
2019	$2,135	$254	$56
2020-2023	$11,559	$1,482	$181

G. Other Pension and Post Retirement Benefit Information

In 2005, the Corporation placed a cap on the future annual benefit payable through the PRBP. This cap is equal to 120% of the 2005 annual benefit.

H. Expected Contribution to be Paid in the Next Fiscal Year

Based on the status of the Corporation’s QDBP at December 31, 2014, no minimum funding requirement is anticipated for 2015. The 2015 expected contribution for the SERP I and SERP II is $261 thousand.

I. Actuarial Losses

As indicated in section C of this footnote, the Corporation’s pension plans had cumulative actuarial losses as of December 31, 2014 that will result in an increase in the Corporation’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses has the effect of increasing the Corporation’s pension costs as shown on the table in section D of this footnote.

Note 16 – Accumulated Other Comprehensive Loss

The following table details the components of accumulated other comprehensive (loss) income for the twelve months ended December 31, 2014, 2013 and 2012:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$1,792	$—	$(13,157)	$(11,365)
Net change	1,372	(23)	(62)	1,287

Balance, December 31, 2012	$3,164	$(23)	$(13,219)	$(10,078)

Balance, December 31, 2012	$3,164	$(23)	$(13,219)	$(10,078)
Net change	(4,021)	766	7,768	4,513

Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)

Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)
Net change	2,173	(768)	(7,544)	(6,139)

Balance, December 31, 2014	$1,316	$(25)	$(12,995)	$(11,704)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss for the twelve month periods ended December 31, 2014, 2013 and 2012:

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss For The Twelve Months Ended December 31,			Affected Income Statement Category
	2014	2013	2012
Net unrealized gain on investment securities available for sale:
Realization of (gain) loss on sale of investment securities available for sale	$471	$(8)	$1,415	Net gain (loss) on sale of available for sale investment securities
	(165)	3	(495)	Less: income tax benefit (expense)

	$306	$(5)	$920	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$419	$1,878	$1,951	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	14	31	82	Employee benefits
Amortization of transition obligation included in net periodic pension costs*	—	—	26	Employee benefits
Gain on curtailment of SERP II	—	(690)	—	Net gain on curtailment of nonqualified pension plan

	433	1,219	2,059	Total expense before income tax benefit
	152	427	721	Less: income tax benefit

	$281	$792	$1,338	Net of income tax

*	Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 15 – Pension and Other Post-Retirement Benefit Plans.

Note 17 – Income Taxes

A. Components of Net Deferred Tax Asset:

	December 31,
(dollars in thousands)	2014	2013
Deferred tax assets:
Loan and lease loss reserve	$5,445	$6,124
Other reserves	788	1,190
Net operating loss carry-forward	1,384	1,841
Alternative minimum tax credits	567	567
Amortizing fair value adjustments	—	2,367
Unrealized depreciation of derivative used for cash flow hedge	14	—
Unrealized depreciation of available for sale securities	—	462
Defined benefit plans	8,227	4,142

Total deferred tax asset	16,425	16,693

Deferred tax liabilities:
Other reserves	363	219
QDBP	6,182	5,721
Originated MSRs	1,668	1,663
Amortizing fair value adjustments	294	—
Unrealized appreciation of derivative used for cash flow hedge	—	400
Unrealized appreciation of available for sale securities	709	—

Total deferred tax liability	9,216	8,003

Total net deferred tax asset	$7,209	$8,690

Not included in the table above is a $51 thousand deferred tax asset for state taxes related to net operating losses of our leasing subsidiary as of December 31, 2014, for which we have recorded a 100% valuation allowance. In connection with the acquisition of PCPB, the Corporation recorded a $2.4 million deferred tax liability related to amortizable intangible assets.

B. The provision (benefit) for income taxes consists of the following:

(dollars in thousands)	2014	2013	2012
Current	$12,655	$11,391	$11,575
Deferred	2,350	1,195	(505)

Total	$15,005	$12,586	$11,070

C. Applicable income taxes differed from the amount derived by applying the statutory federal tax rate to income as follows:

(dollars in thousands)	2014	Tax Rate	2013	Tax Rate	2012	Tax Rate
Computed tax expense at statutory federal rate	$14,997	35.0%	$12,960	35.0%	$11,276	35.0%
Tax-exempt income	(401)	(0.9)	(414)	(1.1)	(382)	(1.2)
State tax (net of federal tax benefit)	215	0.5	218	0.6	107	0.3
Non-deductible merger expense	105	0.2	—	—	93	0.3
Other, net	89	0.2	(178)	(0.5)	(24)	(0.1)

Total income tax expense	$15,005	35.0%	$12,586	34.0%	$11,070	34.3%

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

There were no reserves for uncertain tax positions recorded during the twelve months ended December 31, 2014, 2013 or 2012.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2011.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in 2014.

As of December 31, 2014, the Corporation has net operating loss carry-forwards for federal income tax purposes of $3.9 million, related to the FKF merger, which are available to offset future federal taxable income through 2030. In addition, the Corporation has alternative minimum tax credits of $567 thousand, which are available to reduce future federal regular income taxes over an indefinite period. The Corporation has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to these amounts.

As a result of the July 1, 2010 merger with FKF, the Corporation succeeded to certain tax bad debt reserves that existed at FKF as of June 30, 2010. As of December 31, 2014, the Corporation had unrecognized deferred income taxes of $58 thousand with respect to these reserves. These reserves could be recognized as taxable income and create a current and/or deferred tax liability at the income tax rates then in effect if one of the following conditions occurs: (1) the Bank’s retained earnings represented by this reserve are used for distributions, in liquidation, or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

Note 18 – Stock – Based Compensation

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

In addition to the shareholder-approved plans mentioned in the preceding paragraph, the Corporation periodically authorizes grants of stock-based compensation as inducement awards to new employees. This type of award does not require shareholder approval in accordance with Rule 5635(c)(4) of the Nasdaq listing rules.

The equity awards are authorized to be in the form of, among others, options to purchase the Corporation’s common stock, restricted stock awards or units (“RSAs” or “RSUs”) and performance stock awards or units (“PSAs” or “PSUs”).

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

The following table summarizes the remaining shares authorized to be granted for options, RSAs and PSAs:

Shares Authorized for Grant
Balance, December 31, 2011	377,496
Grants of RSAs	(31,948)
Grants of PSAs	(73,217)
Expiration of unexercised options	15,638
Forfeitures of PSAs	4,812

Balance, December 31, 2012	292,781
Grants of RSUs	(6,665)
Grants of PSUs	(75,367)
Expiration of unexercised options	900
Forfeitures of RSAs and RSUs	3,681
Forfeitures of PSAs and PSUs	1,575

Balance, December 31, 2013	216,905
Shares authorized for grant under non-shareholder approved plans	47,368
Grants of RSUs	(16,456)
Grants of PSUs	(71,184)
Expiration of unexercised options	1,750
Forfeitures of RSAs and RSUs	2,560
Forfeitures of PSAs and PSUs	1,900

Balance, December 31, 2014	182,843

B. Fair Value of Options Granted

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants issued during:

	2014	2013	2012
Expected dividend yield	N/A	2.6%	N/A
Expected volatility of Corporation’s stock	N/A	24.0%	N/A
Risk-free interest rate	N/A	3.7%	N/A
Expected life in years	N/A	7.0	N/A
Weighted average fair value of options granted	N/A	$4.83	N/A

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

C. Other Stock Option Information – The following table provides information about options outstanding:

	For the Twelve Months Ended December 31,
	2014			2013			2012
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	591,086	$20.73	$4.70	783,476	$20.40	$4.62	876,470	$20.17	$4.49
Granted	—	$—	$—	12,225	$21.28	$4.83	—	—	—
Forfeited	—	$—	$—	(650)	$19.65	$4.62	(5,755)	$20.56	$4.74
Expired	(1,750)	$22.31	$4.99	(250)	$22.00	$4.90	(9,883)	$21.93	$5.01
Exercised	(141,370)	$20.06	$4.51	(203,715)	$19.49	$4.39	(77,356)	$17.60	$3.69

Options outstanding, end of period	447,966	$20.94	$4.75	591,086	$20.73	$4.70	783,476	$20.40	$4.62

The following table provides information related to options as of December 31, 2014:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Shares Exercisable	Remaining Contractual Life	Weighted Average Exercise Price*
$10.36 to $18.59	128,427	4.25 yrs	128,427	4.25 yrs	$18.22
$18.60 to $19.69	51,000	0.36 yrs	51,000	0.36 yrs	$18.91
$19.70 to $21.48	78,900	0.95 yrs	78,900	0.95 yrs	$21.21
$21.49 to $22.03	86,375	2.39 yrs	86,375	2.39 yrs	$21.99
$22.04 to $23.97	2,500	1.72 yrs	2,500	1.72 yrs	$23.02
$23.98 to $24.27	100,764	3.34 yrs	100,764	3.34 yrs	$24.27

	447,966	2.65 yrs	447,966	2.65 yrs	$20.94

*	price of exercisable options

The following table provides information about unvested options:

	For the Twelve Months Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	30,146	$4.42	80,756	$4.65	158,515	$4.73
Granted	—	—	12,225	$4.83	—	—
Vested	(30,146)	$4.42	(62,185)	$4.80	(72,004)	$4.82
Forfeited	—	—	(650)	$4.62	(5,755)	$4.74

Unvested options, end of period	—	—	30,146	$4.42	80,756	$4.65

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2014	2013	2012
Proceeds from strike price of value of options exercised	$2,836	$3,970	$1,362
Related tax benefit recognized	378	376	100

Proceeds of options exercised	$3,214	$4,346	$1,462
Intrinsic value of options exercised	$1,288	$1,215	$269

The following table provides information about options outstanding and exercisable options:

	As of December 31,
	2014		2013		2012
	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options
Number	447,966	447,966	591,086	560,940	783,476	702,720
Weighted average exercise price	$20.94	$20.94	$20.73	$20.87	$20.40	$20.46
Aggregate intrinsic value	$4,640,917	$4,640,917	$5,583,266	$5,224,227	$1,691,778	$1,455,766
Weighted average contractual term	2.7 yrs	2.7 yrs	3.2 yrs	3.1 yrs	3.6 yrs	3.3 yrs

For the twelve months ended December 31, 2014, the Corporation recognized $64 thousand of expense related to stock options. As of December 31, 2014, all compensation expense related to stock options has been recognized.

D. Restricted Stock and Performance Stock Awards and Units

The Corporation has granted RSAs, RSUs, PSAs and PSUs under the 2007 LTIP and 2010 LTIP and in accordance with Rule 5635(c)(4) of the Nasdaq listing standards.

RSAs and RSUs

The compensation expense for the RSAs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the twelve months ended December 31, 2014, the Corporation recognized $335 thousand of expense related to the Corporation’s RSAs. As of December 31, 2014, there was $561 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 2.1 years.

The following table details the RSAs for the twelve month periods ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	54,156	$19.36	60,287	$19.05	38,681	$18.06
Granted	16,456	$28.88	6,665	$22.50	31,948	$20.41
Vested	(21,771)	$18.21	(9,115)	$19.20	(10,342)	$19.34
Forfeited	(2,560)	$21.48	(3,681)	$20.38	—	—

Ending balance	46,281	$23.17	54,156	$19.36	60,287	$19.05

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the vesting period. Related to the 71,184 PSAs granted during the twelve months ended December 31, 2014, the Monte Carlo Simulation used various assumptions that include expected volatility of 26.65% a risk free rate of return of 0.86% and a correlation co-efficient of 0.7539.

The Corporation recognized $858 thousand of expense related to the PSAs for the twelve months ended December 31, 2014. As of December 31, 2014, there was $1.7 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.1 years.

The following table details the PSAs for the twelve month periods ending December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	204,980	$11.90	186,113	$10.62	117,708	$9.86
Granted	71,184	$15.05	75,367	$13.38	73,217	$11.80
Vested	(56,946)	$10.07	(54,925)	9.64	—	—
Forfeited	(1,900)	$12.32	(1,575)	$10.77	(4,812)	$9.88

Ending balance	217,318	$13.41	204,980	$11.90	186,113	$10.62

Note 19 – Earnings per Share

The calculation of basic earnings per share and diluted earnings per share is presented below:

(dollars in thousands, except per share data)	Year Ended December 31,
	2014	2013	2012
Numerator – Net income available to common shareholders	$27,843	$24,444	$21,147

Denominator for basic earnings per share – Weighted average shares outstanding*	13,566,239	13,311,215	13,090,110
Effect of dilutive potential common shares	294,801	260,395	151,736

Denominator for diluted earnings per share – Adjusted weighted average shares outstanding	13,861,040	13,571,610	13,241,846

Basic earnings per share	$2.05	$1.84	$1.62
Diluted earnings per share	$2.01	$1.80	$1.60
Antidilutive shares excluded from computation of average dilutive earnings per share	—	—	848,477

*	excludes restricted stock

All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Note 1-Q – “Summary of Significant Accounting Policies: Earnings per Common Share” for a discussion on the calculation of earnings per share.

Note 20 – Other Operating Income

Components of other operating income for the indicated years ended December 31 include:

(dollars in thousands)	2014	2013	2012
Merchant interchange fees	$934	$814	$665
Commissions and fees	637	578	510
Safe deposit box rentals	390	387	398
Other investment income	756	348	349
Title insurance income	—	192	272
Rent income	164	202	162
Miscellaneous other income	391	1,542	1,043

Other operating income	$3,272	$4,063	$3,399

Note 21 – Other Operating Expense

Components of other operating expense for the indicated years ended December 31 include:

(dollars in thousands)	2014	2013	2012
Information technology	$2,771	$2,876	$2,060
Loan processing	724	966	1,485
Other taxes	51	65	85
Temporary help and recruiting	1,171	1,624	1,031
Telephone and data lines	1,331	1,378	652
Travel and entertainment	725	630	567
Stationary and supplies	445	508	516
Postage	471	515	433
Director fees	443	452	409
Outsourced services	432	457	355
Portfolio maintenance	389	366	266
Dues and subscriptions	368	394	326
Contributions	403	355	301
Insurance	759	689	402
Deferred compensation expense	266	906	271
Miscellaneous other expense	2,016	1,637	1,962

Other operating expense	$12,765	$13,818	$11,121

Note 22 – Related Party Transactions

In the ordinary course of business, the Bank granted loans to principal officers, directors and their affiliates. Loan activity during 2014 and 2013 was as follows:

Following is a summary of these transactions:

(dollars in thousands)	2014	2013
Balance, January 1	$3,032	$2,884
Additions	—	200
Amounts collected	(158)	(52)

Balance, December 31	$2,874	$3,032

Related party deposits amounted to $2.8 million and $2.0 million at December 31, 2014 and 2013, respectively.

Note 23 – Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2014 were $463.7 million. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credits are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligation under standby letters of credit as of December 31, 2014 was $15.3 million. There were no outstanding bankers’ acceptances as of December 31, 2014.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. For the twelve months ended December 31, 2014, there were no make-whole requests presented to or settled by the Corporation. For the twelve months ended December 31, 2013, the Corporation settled two make-whole requests from the secondary market totaling $278 thousand. For the twelve months ended December 31, 2012, there were no make-whole requests presented to or settled by the Corporation. As of December 31, 2014, there are no pending make-whole requests.

Concentrations of Credit Risk

The Corporation has a material portion of its loans in real estate-related loans. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is in the Corporation’s primary trade area which includes portions of Delaware, Chester, Montgomery and Philadelphia counties in Southeastern Pennsylvania. The Corporation is aware of this concentration and attempts to mitigate this risk to the extent possible in many ways, including the underwriting and assessment of borrower’s capacity to repay. See Note 5 – “Loans and Leases” for additional information.

As of December 31, 2014, the Corporation had no loans sold with recourse outstanding.

Note 24 – Dividend Restrictions

The Bank is subject to the Pennsylvania Banking Code of 1965 (the “Code”), as amended, and is restricted in the amount of dividends that can be paid to its sole shareholder, the Corporation. The Code restricts the payment of dividends by the Bank to the amount of its net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Board of Governors of the Federal Reserve System. The total retained net income for the years ended December 31, 2013 and 2014 was $32.4 million. Accordingly, the dividend payable by the Bank to the Corporation is limited to $32.4 million plus net income not yet earned in 2015. However, the amount of dividends paid by the Bank may not reduce capital levels below levels that would cause the Bank to be considered less than adequately capitalized as detailed in Note 25 – “Regulatory Capital Requirements”.

Note 25 – Regulatory Capital Requirements

A. General Regulatory Capital Information

Both the Corporation and the Bank are subject to various regulatory capital requirements, administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if taken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Beginning in 2015, new regulatory capital reforms, known as Basel III, issued as part of the Dodd-Frank Act will begin to be phased in. For more information, refer to the “Other Information” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

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

The Plan is intended to allow both existing shareholders and new investors to easily and conveniently increase their investment in the Corporation without incurring many of the fees and commissions normally associated with brokerage transactions. For the twelve months ended December 31, 2014, the Corporation issued 2,517 shares and raised $72 thousand through the Plan.

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

D. Regulatory Capital Ratios

As set forth in the following table, quantitative measures have been established to ensure capital adequacy ratios required of both the Corporation and the Bank. Both the Corporation’s and the Bank’s Tier II capital ratios are calculated by adding back a portion of the loan loss reserve to the Tier I capital. The Corporation believes that as of December 31, 2014 and 2013, the Corporation and the Bank had met all capital adequacy requirements to which they were subject. Federal banking regulators have defined specific capital categories, and categories range from a best of “well capitalized” to a worst of “critically under-capitalized.” Both the Corporation and the Bank were classified as “well capitalized” as of December 31, 2014 and 2013.

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are presented in the following table:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2014
Total (Tier II) capital to risk weighted assets:
Corporation	$217,371	12.86%	$169,071	10%
Bank	$207,680	12.32%	$168,557	10%
Tier I capital to risk weighted assets:
Corporation	$202,734	11.99%	$101,442	6%
Bank	$193,043	11.45%	$101,134	6%
Tier I capital to average assets:
Corporation	$202,734	9.54%	$106,306	5%
Bank	$193,043	9.09%	$106,173	5%
December 31, 2013
Total (Tier II) capital to risk weighted assets:
Corporation	$200,667	12.55%	$159,924	10%
Bank	$197,463	12.38%	$159,493	10%
Tier I capital to risk weighted assets:
Corporation	$185,022	11.57%	$95,954	6%
Bank	$181,818	11.40%	$95,696	6%
Tier I capital to average assets:
Corporation	$185,022	9.29%	$99,543	5%
Bank	$181,818	9.14%	$99,424	5%

Note 26 – Selected Quarterly Financial Data (Unaudited)

	2014
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$20,161	$20,941	$20,749	$21,055
Interest expense	1,438	1,499	1,573	1,568

Net interest income	18,723	19,442	19,176	19,487
Provision for loan and lease losses	750	(100)	550	(316)
Other income	11,139	12,757	11,543	12,883
Other expense	18,899	20,626	19,961	21,932

Income before income taxes	10,213	11,673	10,208	10,754
Tax expense	3,524	4,069	3,702	3,710

Net income	$6,689	$7,604	$6,506	$7,044

Basic earnings per common share*	$0.50	$0.56	$0.48	$0.52
Diluted earnings per common share*	$0.49	$0.55	$0.47	$0.51
Dividend declared	$0.18	$0.18	$0.19	$0.19

	2013
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$18,855	$19,217	$19,820	$20,525
Interest expense	1,446	1,294	1,287	1,400

Net interest income	17,409	17,923	18,533	19,125
Provision for loan and lease losses	804	1,000	959	812
Other income	11,790	12,943	11,387	12,235
Other expense	20,235	20,524	19,323	20,658

Income before income taxes	8,160	9,342	9,638	9,890
Tax expense	2,840	3,090	3,237	3,419

Net income	$5,320	$6,252	$6,401	$6,471

Basic earnings per common share*	$0.40	$0.47	$0.48	$0.48
Diluted earnings per common share*	$0.40	$0.46	$0.47	$0.47
Dividend declared	$0.17	$0.17	$0.17	$0.18

*	Earnings per share is computed independently for each period shown. As a result, the sum of the quarters may not equal the total earnings per share for the year.

Note 27 – Parent Company-Only Financial Statements

The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

A. Condensed Balance Sheets

	December 31,
(dollars in thousands)	2014	2013
Assets:
Cash	$5,269	$5,435
Investment securities	420	401
Investments in subsidiaries, as equity in net assets	236,586	227,245
Premises and equipment, net	2,484	2,582
Goodwill	245	245
Other assets	1,791	2,164

Total assets	$246,795	$238,072

Liabilities and shareholders’ equity:
Borrowings	$—	$7,050
Other liabilities	1,321	1,124

Total liabilities	$1,321	$8,174

Common stock, par value $1, authorized 100,000,000 shares issued 16,742,135 shares and 16,596,869 shares as of December 31, 2014 and 2013, respectively, and outstanding 13,769,336 shares and 13,650,354 shares as of December 31, 2014 and 2013, respectively	$16,742	$16,597
Paid-in capital in excess of par value	100,486	95,673
Less common stock in treasury, at cost – 2,972,799 shares and 2,946,515 shares as of December 31, 2014 and 2013, respectively	(31,642)	(30,764)
Accumulated other comprehensive loss, net of deferred income taxes benefit	(11,704)	(5,565)
Retained earnings	171,592	153,957

Total shareholders’ equity	$245,474	$229,898

Total liabilities and shareholders’ equity	$246,795	$238,072

B. Condensed Statements of Income

	Twelve Months Ended December 31,
(dollars in thousands)	2014	2013	2012
Dividends from subsidiaries	$12,160	$8,165	$13,075
Interest and other income	2,156	2,062	2,672

Total operating income	14,316	10,227	15,747
Expenses	1,849	1,996	2,410

Income before equity in undistributed income of subsidiaries	12,467	8,231	13,337
Equity in undistributed income of subsidiaries	15,480	16,236	7,761

Income before income taxes	27,947	24,467	21,098
Income tax expense (benefit)	104	23	(49)

Net income	$27,843	$24,444	$21,147

C. Condensed Statements of Cash Flows

	Twelve Months Ended December 31,
(dollars in thousands)	2014	2013	2012
Operating activities:
Net Income	$27,843	$24,444	$21,147
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(15,480)	(16,236)	(7,761)
Depreciation and amortization	98	98	98
Net gain on sale of available for sale securities	—	—	—
Stock-based compensation cost	1,256	1,004	1,283
Net accretion of fair value adjustments	—	—	—
Other, net	485	(1,138)	(239)

Net cash provided by operating activities	14,202	8,172	14,528

Investing Activities:
Proceeds from sale of available for sale securities	—	—	—
Acquisitions, net of cash acquired	—	—	(9,278)
Sale of subsidiary	—	—	10,500
Investment in subsidiaries	—	—	(4,800)

Net cash used by investing activities	—	—	(3,578)

Financing activities:
Dividends paid	(10,189)	(9,297)	(8,529)
Change in other borrowings	(7,050)	(2,350)	(4,291)
Proceeds from sale of treasury stock	79	1,317	317
Repurchase of treasury stock	(947)	(553)	—
Proceeds from issuance of common stock	72	176	2,118
Payment of contingent consideration for business combinations	—	(2,100)	(1,050)
Excess tax benefit from stock-based compensation	831	708	112
Proceeds from exercise of stock options	2,836	3,970	1,363

Net cash used by financing activities	(14,368)	(8,129)	(9,960)

Change in cash and cash equivalents	(166)	43	990
Cash and cash equivalents at beginning of year	5,435	5,392	4,402

Cash and cash equivalents at end of year	$5,269	$5,435	$5,392

Note 28 – Segment Information

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

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware and Lau Associates are included in the Wealth Management segment of the Corporation since they have similar economic characteristics, products and services to those of the Wealth Management Division of the Corporation. In addition, with the October 1, 2014 acquisition of PCPB, which was merged with the Corporation’s existing insurance subsidiary, Insurance Counsellors of Bryn Mawr (“ICBM”), and now operates under the Powers Craft Parker and Beard, Inc. name, the Wealth Management Division has assumed responsibility for all insurance services of the Corporation. Prior to the PCPB acquisition, ICBM was reported through the Banking segment. Any adjustments to prior year figures are immaterial and are not reflected in the table below.

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following table details the Corporation’s segments:

	As of or for the Twelve Months Ended December 31,
	2014			2013			2012
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$76,825	$3	$76,828	$72,987	$3	$72,990	$64,731	$4	$64,735
Less: loan loss provision	884	—	884	3,575	—	3,575	4,003	—	4,003

Net interest income after loan loss provision	75,941	3	75,944	69,412	3	69,415	60,728	4	60,732

Other income:
Fees for wealth management services	—	36,774	36,774	—	35,184	35,184	—	29,798	29,798
Service charges on deposit accounts	2,578	—	2,578	2,445	—	2,445	2,477	—	2,477
Loan servicing and other fees	1,755	—	1,755	1,845	—	1,845	1,776	—	1,776
Net gain on sale of loans	1,772	—	1,772	4,117	—	4,117	6,735	—	6,735
Net gain (loss) on sale of available for sale securities	471	—	471	(8)	—	(8)	1,415	—	1,415
Net gain (loss) on sale of other real estate owned	175	—	175	(300)	—	(300)	(86)	—	(86)
BOLI income	315	—	315	358	—	358	428	—	428
Insurance commissions	—	1,210	1,210	651	—	651	444	—	444
Other operating income	3,104	168	3,272	3,895	168	4,063	3,293	106	3,399

Total other income	10,170	38,152	48,322	13,003	35,352	48,355	16,482	29,904	46,386

Other expenses:
Salaries & wages	24,612	12,501	37,113	24,210	12,136	36,346	22,248	10,883	33,131
Employee benefits	4,306	3,034	7,340	5,942	2,890	8,832	5,660	2,467	8,127
Occupancy and bank premises	5,753	1,552	7,305	5,357	1,505	6,862	4,619	1,255	5,874
Amortization of other intangible assets	276	2,383	2,659	312	2,321	2,633	294	2,117	2,411
Professional fees	2,923	94	3,017	2,246	210	2,456	2,665	203	2,868
Other operating expenses	20,457	3,527	23,984	20,080	3,531	23,611	19,290	3,200	22,490

Total other expenses	58,327	23,091	81,418	58,147	22,593	80,740	54,776	20,125	74,901

Segment profit	27,784	15,064	42,848	24,268	12,762	37,030	22,434	9,783	32,217
Intersegment (revenues) expenses*	(372)	372	—	(372)	372	—	(484)	484	—

Pre-tax segment profit after eliminations	$27,412	$15,436	$42,848	$23,896	$13,134	$37,030	$21,950	$10,267	$32,217

% of segment pre-tax profit after eliminations	64.0%	36.0%	100.0%	64.5%	35.5%	100.0%	68.1%	31.9%	100.0%

Segment assets (dollars in millions)	$2,197.8	$48.7	$2,246.5	$2,020.7	$41.0	$2,061.7	$1,990.9	$45.0	$2,035.9

*	Intersegment revenues consist of rental payments, deposit interest and management fees.

Other segment information:

Wealth Management Segment Information

	(dollars in millions)
	December 31, 2014	December 31, 2013
Assets under management, administration, supervision and brokerage	$7,699.9	$7,268.3

Note 29 – Subsequent Events

On January 1, 2015, the previously announced merger (the “Merger”) of Continental Bank Holdings, Inc. (“CBH”) with and into the Corporation, and the merger of Continental Bank with and into the Bank, as contemplated by the Agreement and Plan of Merger, by and between CBH and the Corporation, dated as of May 5, 2014 (as amended by the Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, the “Agreement”), were completed. In accordance with the Agreement, the aggregate share consideration paid to CBH shareholders consisted of 3,878,383 shares of the Corporation’s common stock. Shareholders of CBH received 0.45 shares of Corporation common stock for each share of CBH common stock they owned as of the effective date of the Merger. In addition, $1,323,000 was paid to certain warrant holders to cash-out certain warrants.

In connection with the Merger, the consideration paid and the estimated fair value of identifiable assets acquired and liabilities assumed as of the date of the Merger are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (3,878,304)	$121,391
Cash in lieu of fractional shares	2
Cash-out of certain warrants	1,323
Fair value of options assumed	2,343

Value of consideration	125,059
Assets acquired:
Cash and due from banks	17,985
Investment securities available for sale	181,838
Loans	427,332
Premises and equipment	10,877
Deferred income taxes	5,750
Bank-owned life insurance	12,054
Core deposit intangible	4,191
Other assets	18,042

Total assets	678,069
Liabilities assumed:
Deposits	481,674
FHLB and other long-term borrowings	19,726
Short-term borrowings	108,609
Other liabilities	4,556

Total liabilities	614,565
Net assets acquired	63,504

Goodwill resulting from acquisition of CBH	$61,555

The fair values of the assets acquired and liabilities assumed are preliminary estimates.

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

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2014, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management concludes that, as of December 31, 2014, the Corporation’s system of internal control over financial reporting is effective.

KPMG, LLP, which is the independent registered public accounting firm that audited the financial statements in this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting which can be found below.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, J. Duncan Smith, CPA, of the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2014 are effective.

•	Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2014, and a report from our independent registered public accounting firm attesting to the effectiveness of our internal controls:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bryn Mawr Bank Corporation:

We have audited Bryn Mawr Bank Corporation and subsidiaries (the “Corporation”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania

March 12, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is incorporated by reference to the sections titled “Our Board of Directors,” “Information About our Directors,” “Information About our Executive Officers,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for Item 11 is incorporated by reference to section titled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 is incorporated by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the sections “Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees” in the 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a) (1 & 2) Financial Statements and Schedules

The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report.

Item 15(a) (3) and (b) – Exhibits

Exhibit No.	Description and References

2.1	Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with SEC on February 18, 2011

2.2	Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 of the Corporation’s 8-K filed with the SEC on May 27, 2011

2.3	Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 of the Corporation’s 8-K filed with the SEC on May 27, 2011

2.4	Stock Purchase Agreement, dated as of February 3, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on February 7, 2012

2.5	Purchase and Assumption Agreement, dated as of April 27, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on May 2, 2012

2.6	Amendment to Stock Purchase Agreement, dates as of May 15, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on May 18, 2012

2.7	Amendment to Purchase and Assumption Agreement, dated as of October 12, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on October 18, 2012

2.8	Amendment to Purchase and Assumption Agreement, dated as of November 14, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on November 19, 2012

Exhibit No.	Description and References

2.9	Agreement and Plan of Merger, dated as of March 27, 2013, by and between Bryn Mawr Bank Corporation and MidCoast Community Bancorp, Inc., incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed with the SEC on March 29, 2013

2.10	Agreement and Plan of Merger, dated as of May 5, 2014, by and between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on May 5, 2014

2.11	Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 23, 2014

2.12	Stock Purchase Agreement, dated as of August 21, 2014, by and among The Bryn Mawr Trust Company, Donald W. Parker, Edward F. Lee, and Powers Craft Parker & Beard, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

2.13	Amendment to Stock Purchase Agreement, dated as of October 1, 2014, by and among The Bryn Mawr Trust Company, Donald W. Parker, Edward F. Lee, and Powers Craft Parker and Beard, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 3, 2014

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 of the Corporation’s 10-Q filed with SEC on November 10, 2008

4.4	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

4.6	Shareholder Rights Agreement, dated as of November 16, 2012, between Bryn Mawr Bank Corporation and Computershare Shareowner Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Corporation’s 8-K filed with the SEC on November 16, 2012

10.1*	Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.3*	Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

Exhibit No.	Description and References

10.4*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*	Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*	Employment Letter Agreement, dated as of April 25, 2014, between the Corporation and Francis J. Leto, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 25, 2014

10.7*	Amendment to 2012 Restricted Stock Agreement, dated August 20, 2014, between Bryn Mawr Bank Corporation and Fredrick C. Peters, II, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on August 21, 2014

10.8*	Amendment to 2013 Restricted Stock Unit Agreement, dated August 20, 2014, between Bryn Mawr Bank Corporation and Fredrick C. Peters, II, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on August 21, 2014

10.9**	Bryn Mawr Bank Corporation 2004 Stock Option Plan, incorporated by reference to Appendix A of the Corporation’s Proxy Statement dated March 10, 2004 filed with the SEC on March 8, 2004

10.10*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.11*	Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Joseph G. Keefer, incorporated by reference to Exhibit 10.N of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.12*	Executive Severance and Change of Control Agreement, dated April 4, 2005, between the Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on April 6, 2005

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.15**	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based) – Multi-Year Vesting, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on September 17, 2014

10.16**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

10.17**	Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008, incorporated by reference to Exhibit 10.20 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.18	Form of Director Letter Agreement, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q filed with the SEC on August 8, 2014

10.19*	Executive Change-of-Control Amended and Restated Severance Agreement, dated November 2, 2009, between the Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s 8-K filed with the SEC on November 6, 2009

Exhibit No.	Description and References

10.20**	Bryn Mawr Bank Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective April 27, 2012, incorporated by reference to the prospectus supplement filed with the SEC on April 27, 2012 pursuant to Rule 424(b)(2) of the Securities Act

10.21**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.22*	Amended and Restated Transition, Consulting, Noncompetition and Retirement Agreement, dated November 25, 2008, by and among First Keystone Financial, Inc., First Keystone Bank and Donald S. Guthrie, as assumed by Bryn Mawr Bank Corporation and The Bryn Mawr Trust Company as of July 1, 2010, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on July 1, 2010

10.23**	First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 of the Corporation’s Post-Effective Amendment No. 1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.24*	Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between the Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.25**	Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.26	Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, filed with the SEC on Form 8-K on October 4, 2011

10.27**	Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

10.28**	Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.33 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

10.29*	Amendment No. 1 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.29 of the Corporation’s Form 10-K filed with the SEC on March 15, 2013

10.30*	Amendment No. 2 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.30 of the Corporation’s Form 10-K filed with the SEC on March 15, 2013

10.31*	Form of Letter Agreement entered into with certain executive officers of the Corporation in connection with the curtailment of benefits under the Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008 (SERP II), incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on April 4, 2013

10.32*	Bryn Mawr Bank Corporation Executive Deferred Compensation Plan, effective January 1, 2013, incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-K filed with the SEC on March 14, 2014

Exhibit No.	Description and References

10.33*	Retention Bonus Agreement, dated as of June 10, 2013, by and between The Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on June 14, 2013

10.34	Mutual Termination Agreement, dated as of August 8, 2013, by and between Bryn Mawr Bank Corporation and MidCoast Community Bancorp, Inc., incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on August 9, 2013

10.35**	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based), incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.36**	Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based), incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.37**	Form of Restricted Stock Unit Agreement – Inducement Grant, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2015 Annual Meeting to be held on April 30, 2015, expected to be filed with the SEC on or about March 19, 2015, and incorporated herein by reference

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Item 15(c) – Not Applicable

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Bryn Mawr Bank Corporation

By	/s/ J. Duncan Smith,
J. Duncan Smith
Treasurer and Chief Financial Officer

Date March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Britton H. Murdoch Britton H. Murdoch	Chairman and Director	March 12, 2015

/s/ Francis J. Leto Francis J. Leto	President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2015

/s/ J. Duncan Smith J. Duncan Smith	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015

/s/ Michael J. Clement Michael J. Clement	Director	March 12, 2015

/s/ Andrea F. Gilbert Andrea F. Gilbert	Director	March 12, 2015

/s/ Donald S. Guthrie Donald S. Guthrie	Director	March 12, 2015

Wendell F. Holland	Director

/s/ Scott M. Jenkins Scott M. Jenkins	Director	March 12, 2015

/s/ Jerry L. Johnson Jerry L. Johnson	Director	March 12, 2015

/s/ A. John May, III A. John May, III	Director	March 12, 2015

/s/ Lynn B. McKee Lynn B. McKee	Director	March 12, 2015

/s/ Frederick C. Peters II Frederick C. Peters	Director	March 12, 2015

EXHIBIT INDEX

Exhibit No.	Description and References

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2015 Annual Meeting to be held on April 30, 2015, expected to be filed with the SEC on or about March 19, 2015, and incorporated herein by reference

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith