Form 10-Q
period 2015-03-31
BRYN MAWR BANK CORP
filed 2015-05-08
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock, par value $1	17,800,223

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets—Unaudited

	(unaudited)
	March 31,	December 31,
(dollars in thousands)	2015	2014
Assets
Cash and due from banks	$17,269	$16,717
Interest bearing deposits with banks	244,248	202,552

Cash and cash equivalents	261,517	219,269
Investment securities available for sale, at fair value (amortized cost of $330,721 and $227,553 as of March 31, 2015 and December 31, 2014 respectively)	334,746	229,577
Investment securities, trading	4,035	3,896
Loans held for sale	6,656	3,882
Portfolio loans and leases	2,088,531	1,652,257
Less: Allowance for loan and lease losses	(14,296)	(14,586)

Net portfolio loans and leases	2,074,235	1,637,671
Premises and equipment, net	42,888	33,748
Accrued interest receivable	7,465	5,560
Deferred income taxes	12,057	7,209
Mortgage servicing rights	4,815	4,765
Bank owned life insurance	32,772	20,535
Federal Home Loan Bank stock	11,541	11,523
Goodwill	101,619	35,781
Intangible assets	26,522	22,521
Other investments	9,238	5,226
Other assets	13,073	5,343

Total assets	$2,943,179	$2,246,506

Liabilities
Deposits:
Non-interest-bearing	$582,495	$446,903
Interest-bearing	1,658,869	1,241,125

Total deposits	2,241,364	1,688,028

Short-term borrowings	38,372	23,824
FHLB advances and other borrowings	250,088	260,146
Accrued interest payable	1,201	1,040
Other liabilities	34,251	27,994

Total liabilities	2,565,276	2,001,032

Shareholders’ equity
Common stock, par value $1; authorized 100,000,000 shares; issued 20,750,427 and 16,742,135 shares as of March 31, 2015 and December 31, 2014, respectively, and outstanding of 17,777,628 and 13,769,336 as of March 31, 2015 and December 31, 2014, respectively	20,750	16,742
Paid-in capital in excess of par value	223,389	100,486
Less: Common stock in treasury at cost - 2,972,799 and 2,972,799 shares as of March 31, 2015 and December 31, 2014, respectively	(31,646)	(31,642)
Accumulated other comprehensive loss, net of tax benefit	(10,287)	(11,704)
Retained earnings	175,697	171,592

Total shareholders’ equity	377,903	245,474

Total liabilities and shareholders’ equity	$2,943,179	$2,246,506

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income—Unaudited

	Three Months Ended March 31,
	2015	2014
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$25,164	$19,042
Interest on cash and cash equivalents	115	37
Interest on investment securities:
Taxable	1,320	951
Non-taxable	135	103
Dividends	20	28

Total interest income	26,754	20,161

Interest expense on:
Deposits	1,028	689
Short-term borrowings	21	3
FHLB advances and other borrowings	910	746

Total interest expense	1,959	1,438
Net interest income	24,795	18,723
Provision for loan and lease losses	569	750

Net interest income after provision for loan and lease losses	24,226	17,973
Non-interest income:
Fees for wealth management services	9,105	8,913
Service charges on deposits	712	601
Loan servicing and other fees	591	446
Net gain on sale of residential mortgage loans	808	324
Net gain (loss) on sale of investment securities available for sale	810	(4)
Net gain on sale of other real estate owned	15	—
Dividends on bank stocks	615	80
Insurance commissions	1,021	105
Other operating income	1,088	674

Total non-interest income	14,765	11,139
Non-interest expenses:
Salaries and wages	10,870	8,440
Employee benefits	2,729	1,979
Occupancy and bank premises	2,466	1,933
Furniture, fixtures, and equipment	1,512	983
Advertising	557	339
Amortization of intangible assets	982	637
Due diligence and merger-related expenses	2,501	264
Professional fees	673	593
Pennsylvania bank shares tax	433	368
Information technology	702	649
Other operating expenses	4,004	2,714

Total non-interest expenses	27,429	18,899
Income before income taxes	11,562	10,213
Income tax expense	4,068	3,524

Net income	$7,494	$6,689

Basic earnings per common share	$0.43	$0.50
Diluted earnings per common share	$0.42	$0.49
Dividends declared per share	$0.19	$0.18

Weighted-average basic shares outstanding	17,545,802	13,485,213
Dilutive shares	357,456	304,828

Adjusted weighted-average diluted shares	17,903,258	13,790,041

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income—Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Net income	$7,494	$6,689
Other comprehensive income (loss):
Net change in unrealized gains on investment securities available for sale:
Net unrealized gains arising during the period, net of tax expense of $983 and $615, respectively	1,828	1,142
Less: reclassification adjustment for net (gains) losses on sales realized in net income, net of tax expense (benefit) of $283 and $(1), respectively	(527)	3

Unrealized investment gains, net of tax expense of $700 and $616, respectively	1,301	1,145
Net change in fair value of derivative used for cash flow hedge:
Change in fair value of hedging instruments, net of tax benefit of $(126) and $(123), respectively	(234)	(227)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense $188 and $25, respectively	350	46

Total other comprehensive income	1,417	964
Total comprehensive income	$8,911	$7,653

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows—Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Operating activities:
Net Income	$7,494	$6,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	569	750
Depreciation of fixed assets and net amortization of investment premiums and discounts	1,925	1,364
Net (gain) loss on sale of investment securities available for sale	(810)	4
Net gain on sale of residential mortgages	(808)	(324)
Stock based compensation cost	376	307
Amortization and net impairment of mortgage servicing rights	187	107
Net accretion of fair value adjustments	(1,461)	(770)
Amortization of intangible assets	982	637
Impairment of other real estate owned (“OREO”)	90	—
Net gain on sale of OREO	(15)	—
Net increase in cash surrender value of bank owned life insurance	(183)	(81)
Other, net	3,038	(5,214)
Loans originated for resale	(29,479)	(9,228)
Proceeds from loans sold	27,783	9,471
Provision for deferred income taxes	677	655
Change in income taxes payable/receivable	(875)	(482)
Change in accrued interest receivable	189	41
Change in accrued interest payable	(134)	39

Net cash provided by operating activities	9,545	3,965

Investing activities:
Purchases of investment securities	(22,088)	(7,289)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	12,468	9,126
Proceeds from sale of investment securities available for sale	62,788	1,025
Net proceeds from redemptions of FHLB stock	4,963	(257)
Proceeds from calls of investment securities	25,525	11,500
Net change in other investments	(3,962)	45
Net portfolio loan and lease originations	(10,194)	(18,569)
Purchases of premises and equipment	(1,273)	(1,465)
Acquisitions, net of cash acquired	16,609	—
Proceeds from sale of OREO	279	5

Net cash provided by (used in) investing activities	85,115	(5,879)

Financing activities:
Change in deposits	71,907	(11,745)
Change in short-term borrowings	(94,026)	(152)
Dividends paid	(3,335)	(2,432)
Change in FHLB advances and other borrowings	(29,749)	9,026
Excess tax benefit from stock-based compensation	277	73
Proceeds from sale of treasury stock from deferred compensation plans	—	67
Purchase of treasury stock	(6)	(169)
Proceeds from issuance of common stock	16	16
Proceeds from exercise of stock options	2,504	103

Net cash used in financing activities	(52,412)	(5,213)

Change in cash and cash equivalents	42,248	(7,127)
Cash and cash equivalents at beginning of period	219,269	81,071

Cash and cash equivalents at end of period	$261,517	$73,944

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$3,399	$3,278
Interest	$1,798	$1,399
Change in other comprehensive loss	$1,417	$964
Change in deferred tax due to change in comprehensive income	$762	$518
Transfer of loans to other real estate owned	$282	$190
Acquisition of noncash assets and liabilities:
Assets acquired	$724,724	$—
Liabilities assumed	$617,599	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity—Unaudited

(dollars in thousands, except per share information)	For the Three Months Ended March 31, 2015
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance December 31, 2014	16,742,135	$16,742	$100,486	$(31,642)	$(11,704)	$171,592	$245,474

Net income	—	—	—	—	—	7,494	7,494
Dividends declared, $0.19 per share	—	—	—	—	—	(3,389)	(3,389)
Other comprehensive income, net of tax expense of $762	—	—	—	—	1,417	—	1,417
Stock based compensation	—	—	376	—	—	—	376
Tax benefit from stock-based compensation	—	—	277	—	—	—	277
Retirement of treasury stock	(198)	—	(2)	2	—	—	—
Net purchase of treasury stock by deferred compensation plans	—	—	—	(6)	—	—	(6)
Shares issued in acquisitions	3,878,304	3,878	117,513	—	—	—	121,391
Options assumed in acquisitions	—	—	2,343	—	—	—	2,343
Common stock issued:							—
Dividend Reinvestment and Stock Purchase Plan	546	1	15	—	—	—	16
Share-based awards and options exercises	129,640	129	2,381	—	—	—	2,510

Balance March 31, 2015	20,750,427	$20,750	$223,389	$(31,646)	$(10,287)	$175,697	$377,903

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s Annual Report on Form 10-K for the twelve months ended December 31, 2014 (the “2014 Annual Report”).

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Note 2—Earnings per Common Share

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

	Three Months Ended
	March 31,
(dollars in thousands except per share data)	2015	2014
Numerator:
Net income available to common shareholders	$7,494	$6,689

Denominator for basic earnings per share – weighted average shares outstanding	17,545,802	13,485,213
Effect of dilutive common shares	357,456	304,828

Denominator for diluted earnings per share – adjusted weighted average shares outstanding	17,903,258	13,790,041

Basic earnings per share	$0.43	$0.50
Diluted earnings per share	$0.42	$0.49
Antidilutive shares excluded from computation of average dilutive earnings per share	—	—

Note 3—Business Combinations

Continental Bank Holdings, Inc.

On January 1, 2015, the previously announced merger (the “Merger”) of Continental Bank Holdings, Inc. (“CBH”) with and into the Corporation, and the merger of Continental Bank with and into the The Bryn Mawr Trust Company, the wholly-owned subsidiary of the Corporation (the “Bank”), as contemplated by the Agreement and Plan of Merger, by and between CBH and the Corporation, dated as of May 5, 2014 (as amended by the Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, the “Agreement”), were completed. In accordance with the Agreement, the aggregate share consideration paid to CBH shareholders consisted of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock. Shareholders of CBH received 0.45 shares of Corporation common stock for each share of CBH common stock they owned as of the effective date of the Merger. Holders of options to purchase shares of CBH common stock received options to purchase shares of Corporation common stock, converted at the same rate of 0.45. In addition, $1,323,000 was paid to certain warrant holders to cash-out certain warrants. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the date of the Merger. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

In connection with the Merger, the consideration paid and the estimated fair value of identifiable assets acquired and liabilities assumed as of the date of the Merger are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (3,878,304)	$121,391
Cash in lieu of fractional shares	2
Cash-out of certain warrants	1,323
Fair value of options assumed	2,343

Value of consideration	125,059
Assets acquired:
Cash and due from banks	17,934
Investment securities available for sale	181,838
Loans	426,601
Premises and equipment	9,037
Deferred income taxes	6,288
Bank-owned life insurance	12,054
Core deposit intangible	4,191
Favorable lease asset	792
Other assets	18,085

Total assets	676,820
Liabilities assumed:
Deposits	481,674
FHLB and other long-term borrowings	19,726
Short-term borrowings	108,609
Unfavorable lease liability	2,884
Other liabilities	4,706

Total liabilities	617,599
Net assets acquired	59,221

Goodwill resulting from acquisition of CBH	$65,838

The fair values of the assets acquired and liabilities assumed are preliminary estimates.

Pro Forma Income Statements

The following pro forma income statements for the three months ended March 31, 2014 and 2015 present the pro forma results of operations of the combined institution (CBH and the Corporation) had the merger occurred on January 1, 2014 and January 1, 2015, respectively. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations for the three months ended March 31, 2014.

	Three Months Ended March 31,
(dollars in thousands except per share data)	2015	2014
Net interest income	$24,795	$24,664
Provision for loan and lease losses	569	1,119

Net interest income after provision for loan and lease losses	24,226	23,545
Non-interest income	14,765	11,729
Non-interest expense	27,429	23,543

Income before income taxes	11,562	11,731
Income tax expense	4,068	3,967

Net income	$7,494	$7,764

Per share data*:
Weighted average basic shares outstanding	17,545,802	17,363,517
Dilutive shares	357,456	383,411

Adjusted weighted-average diluted shares	17,903,258	17,746,928

Basic earnings per common share	$0.43	$0.45
Diluted earnings per common share	$0.42	$0.44

*	Assumes that the common shares outstanding as of December 31, 2014 for CBH were outstanding for the full three months ended March 31, 2014 and therefore equal the weighted average common shares outstanding for the three months ended March 31, 2014. The merger conversion of 8,618,629 CBH common shares equals 3,878,304 Corporation common shares (8,618,629 times 0.45 minus 79 fractional shares paid in cash).

Powers Craft Parker and Beard, Inc. (“PCPB”)

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

As of December 31, 2014, the Corporation had finalized its fair value estimates related to the acquisition of PCPB.

Note 4—Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of March 31, 2015

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$—	$102
Obligations of U.S. government agency securities	89,078	659	(68)	89,669
Obligations of state & political subdivisions	32,128	161	(28)	32,261
Mortgage-backed securities	159,472	2,901	(2)	162,371
Collateralized mortgage obligations	32,412	389	(42)	32,759
Other investments	17,529	164	(109)	17,584

Total	$330,721	$4,274	$(249)	$334,746

As of December 31, 2014

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(2)	$100
Obligations of the U.S. government and agencies	66,881	171	(290)	66,762
Obligations of state and political subdivisions	28,955	137	(47)	29,045
Mortgage-backed securities	79,498	1,914	(30)	81,382
Collateralized mortgage obligations	34,618	299	(120)	34,797
Other investments	17,499	173	(181)	17,491

Total	$227,553	$2,694	$(670)	$229,577

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of March 31, 2015

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$10,315	$(51)	$6,006	$(17)	$16,321	$(68)
Obligations of state and political subdivisions	7,711	(18)	2,751	(10)	10,462	(28)
Mortgage-backed securities	1,188	(2)	—	—	1,188	(2)
Collateralized mortgage obligations	3,459	(26)	2,970	(16)	6,429	(42)
Other investments	13,161	(109)	—	—	13,161	(109)

Total	$35,834	$(206)	$11,727	$(43)	$47,561	$(249)

As of December 31, 2014

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$100	$(2)	$100	$(2)
Obligations of the U.S. government and agencies	16,822	(28)	22,691	(262)	39,513	(290)
Obligations of state and political subdivisions	4,777	(19)	4,060	(28)	8,837	(47)
Mortgage-backed securities	2,289	(14)	3,814	(16)	6,103	(30)
Collateralized mortgage obligations	3,274	(22)	9,507	(98)	12,781	(120)
Other investments	13,717	(181)	—	—	13,717	(181)

Total	$40,879	$(264)	$40,172	$(406)	$81,051	$(670)

Management evaluates the Corporation’s investment securities available for sale that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. The available for sale investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All fixed income investment securities in the Corporation’s available for sale investment portfolio are rated as investment grade. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers. The Corporation does not believe that these unrealized losses are other-than-temporary. The Corporation does not have the intent to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely than not that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

As of March 31, 2015 and December 31, 2014, securities having fair values of $160.9 million and $91.9 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of March 31, 2015 and December 31, 2014, by contractual maturity, are shown below:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities[1]:
Due in one year or less	$16,620	$16,635	$15,254	$15,277
Due after one year through five years	57,316	57,520	59,433	59,463
Due after five years through ten years	25,653	25,761	23,151	23,067
Due after ten years	23,619	24,015	—	—

Subtotal	123,208	123,931	97,838	97,807
Mortgage-related securities[2]	191,884	195,130	114,116	116,179

Total	$315,092	$319,061	$211,954	$213,986

[1]	Included in the investment portfolio, but not in the table above, are mutual funds with a fair value, as of March 31, 2015 and December 31, 2014, of $15.7 million and $15.6 million, respectively, which have no stated maturity.
[2]	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2015 and December 31, 2014, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

Note 5—Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in mergers and acquisitions. These mergers and acquisitions include the January 2015 acquisition of CBH, the November 2012 transaction with First Bank of Delaware and the July 2010 acquisition of First Keystone Financial, Inc. Many of the tables in this footnote are presented for all loans as well as supplemental tables for originated and acquired loans.

A. The table below details all portfolio loans and leases as of the dates indicated:

	March 31, 2015	December 31, 2014
Loans held for sale	$6,656	$3,882

Real estate loans:
Commercial mortgage	$892,675	$689,528
Home equity lines and loans	209,037	182,082
Residential mortgage	379,363	313,442
Construction	81,408	66,267

Total real estate loans	1,562,483	1,251,319
Commercial and industrial	457,432	335,645
Consumer	20,204	18,480
Leases	48,412	46,813

Total portfolio loans and leases	2,088,531	1,652,257

Total loans and leases	$2,095,187	$1,656,139

Loans with fixed rates	$1,086,804	$927,009
Loans with adjustable or floating rates	1,008,383	729,130

Total loans and leases	$2,095,187	$1,656,139

Net deferred loan origination costs included in the above loan table	$302	$324

The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

	March 31, 2015	December 31, 2014
Loans held for sale	$6,656	$3,882

Real estate loans:
Commercial mortgage	$663,658	$637,100
Home equity lines and loans	163,878	164,554
Residential mortgage	275,653	276,596
Construction	67,615	66,206

Total real estate loans	1,170,804	1,144,456
Commercial and industrial	332,593	325,264
Consumer	19,568	18,471
Leases	48,412	46,813

Total portfolio loans and leases	1,571,377	1,535,004

Total loans and leases	$1,578,033	$1,538,886

Loans with fixed rates	$867,480	$856,203
Loans with adjustable or floating rates	710,553	682,683

Total originated loans and leases	$1,578,033	$1,538,886

The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

	March 31, 2015	December 31, 2014
Real estate loans:
Commercial mortgage	$229,017	$52,428
Home equity lines and loans	45,159	17,528
Residential mortgage	103,710	36,846
Construction	13,793	61

Total real estate loans	391,679	106,863
Commercial and industrial	124,839	10,381
Consumer	636	9

Total portfolio loans and leases	517,154	117,253

Total loans and leases	$517,154	$117,253

Loans with fixed rates	$219,324	$70,806
Loans with adjustable or floating rates	297,830	46,447

Total acquired loans and leases	$517,154	$117,253

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Minimum lease payments receivable	$54,833	$53,131
Unearned lease income	(8,673)	(8,546)
Initial direct costs and deferred fees	2,252	2,228

Total	$48,412	$46,813

C. Non-Performing Loans and Leases(1)

The following table details all non-performing loans and leases as of the dates indicated:

(dollars in thousands)	March 31, 2015	December 31, 2014
Non-accrual loans and leases:
Commercial mortgage	$600	$668
Home equity lines and loans	924	1,061
Residential mortgage	5,129	5,693
Construction	201	263
Commercial and industrial	2,218	2,390
Consumer	9	—
Leases	49	21

Total	$9,130	$10,096

(1)	Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $692 thousand and $572 thousand of purchased credit-impaired loans as of March 31, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition.

The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	March 31, 2015	December 31, 2014
Non-accrual originated loans and leases:
Commercial mortgage	$—	$—
Home equity lines and loans	786	904
Residential mortgage	4,215	4,662
Construction	201	263
Commercial and industrial	1,009	1,583
Consumer	9	—
Leases	49	21

Total	$6,269	$7,433

The following table details non-performing acquired portfolio loans(1) as of the dates indicated:

(dollars in thousands)	March 31, 2015	December 31, 2014
Non-accrual acquired loans and leases:
Commercial mortgage	$600	$668
Home equity lines and loans	138	157
Residential mortgage	914	1,031
Construction	—	—
Commercial and industrial	1,209	807
Consumer	—	—

Total	$2,861	$2,663

(1)	Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $692 thousand and $572 thousand of purchased credit-impaired loans as of March 31, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Outstanding principal balance	$25,461	$12,491
Carrying amount(1)	$16,894	$9,045

(1)	Includes $1.3 million and $105 thousand purchased credit-impaired loans as of March 31, 2015 and December 31, 2014, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $692 thousand and $572 thousand of purchased credit-impaired loans as of March 31, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the three months ended March 31, 2015:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2014	$5,357
Accretion	(521)
Reclassifications from nonaccretable difference	2
Additions/adjustments	3,050
Disposals	(277)

Balance, March 31, 2015	$7,611

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of March 31, 2015
Commercial mortgage	$467	$299	$—	$766	$891,309	$892,075	$600	$892,675
Home equity lines and loans	876	803	—	1,679	206,434	208,113	924	209,037
Residential mortgage	76	—	—	76	374,158	374,234	5,129	379,363
Construction	—	—	—	—	81,207	81,207	201	81,408
Commercial and industrial	331	349	—	680	454,534	455,214	2,218	457,432
Consumer	—	15	—	15	20,180	20,195	9	20,204
Leases	129	16	—	145	48,218	48,363	49	48,412

	$1,879	$1,482	$—	$3,361	$2,076,040	$2,079,401	$9,130	$2,088,531

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2014
Commercial mortgage	$71	$1,185	$—	$1,256	$687,604	$688,860	$668	$689,528
Home equity lines and loans	26	—	—	26	180,995	181,021	1,061	182,082
Residential mortgage	381	123	—	504	307,245	307,749	5,693	313,442
Construction	—	—	—	—	66,004	66,004	263	66,267
Commercial and industrial	390	—	—	390	332,865	333,255	2,390	335,645
Consumer	19	3	—	22	18,458	18,480	—	18,480
Leases	18	17	—	35	46,757	46,792	21	46,813

	$905	$1,328	$—	$2,233	$1,639,928	$1,642,161	$10,096	$1,652,257

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of March 31, 2015
Commercial mortgage	$467	$299	$—	$766	$662,892	$663,658	$—	$663,658
Home equity lines and loans	710	803	—	1,513	161,580	163,093	786	163,879
Residential mortgage	—	—	—	—	271,438	271,438	4,215	275,653
Construction	—	—	—	—	67,414	67,414	201	67,615
Commercial and industrial	45	—	—	45	331,539	331,584	1,009	332,593
Consumer	—	—	—	—	19,558	19,558	9	19,567
Leases	129	16	—	145	48,217	48,362	49	48,411

	$1,351	$1,118	$—	$2,469	$1,562,638	$1,565,107	$6,269	$1,571,376

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2014
Commercial mortgage	$—	$1,185	$—	$1,185	$635,914	$637,099	$—	$637,099
Home equity lines and loans	19	—	—	19	163,631	163,650	904	164,554
Residential mortgage	218	123	—	341	271,593	271,934	4,662	276,596
Construction	—	—	—	—	65,943	65,943	263	66,206
Commercial and industrial	119	—	—	119	323,561	323,680	1,583	325,263
Consumer	19	3	—	22	18,450	18,472	—	18,472
Leases	18	17	—	35	46,757	46,792	21	46,813

	$393	$1,328	$—	$1,721	$1,525,849	$1,527,570	$7,433	$1,535,003

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of March 31, 2015
Commercial mortgage	$—	$—	$—	$—	$228,417	$228,417	$600	$229,017
Home equity lines and loans	166	—	—	166	44,854	45,020	138	45,158
Residential mortgage	76	—	—	76	102,720	102,796	914	103,710
Construction	—	—	—	—	13,793	13,793	—	13,793
Commercial and industrial	286	349	—	635	122,995	123,630	1,209	124,839
Consumer	—	15	—	15	622	637	—	637

	$528	$364	$—	$892	$513,401	$514,293	$2,861	$517,154

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2014
Commercial mortgage	$71	$—	$—	$71	$51,690	$51,761	$668	$52,429
Home equity lines and loans	7	—	—	7	17,364	17,371	157	17,528
Residential mortgage	163	—	—	163	35,652	35,815	1,031	36,846
Construction	—	—	—	—	61	61	—	61
Commercial and industrial	271	—	—	271	9,304	9,575	807	10,382
Consumer	—	—	—	—	8	8	—	8

	$512	$—	$—	$512	$114,079	$114,591	$2,663	$117,254

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three months ended March 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2014	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586
Charge-offs	—	(129)	(468)	—	(276)	(35)	(20)	—	(928)
Recoveries	21	4	5	1	21	3	14	—	69
Provision for loan and lease losses	(193)	259	593	5	(293)	51	22	125	569

Balance March 31, 2015	$3,776	$2,051	$1,866	$1,373	$3,985	$257	$484	$504	$14,296

The following table details the roll-forward of the Allowance for the three months ended March 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2013	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515
Charge-offs	(20)	(386)	(17)	—	(1)	(32)	(82)	—	(538)
Recoveries	1	—	5	—	1	2	34	—	43
Provision for loan and lease losses	193	311	(116)	22	345	57	59	(121)	750

Balance, March 31, 2014	$3,971	$2,129	$2,318	$867	$5,356	$286	$615	$228	$15,770

The following table details the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of March 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$26	$65	$—	$103	$15	$—	$—	$209
Collectively evaluated for impairment	3,776	2,025	1,801	1,373	3,882	242	484	504	14,087
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—

Total	$3,776	$2,051	$1,866	$1,373	$3,985	$257	$484	$504	$14,296

As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$4	$184	$—	$448	$32	$—	$—	$668
Collectively evaluated for impairment	3,948	1,913	1,552	1,366	4,085	206	468	379	13,917
Purchased credit-impaired(1)	—	—	—	1	—	—	—	—	1

Total	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of March 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$94	$1,038	$8,055	$201	$3,085	$40	$—	$12,513
Collectively evaluated for impairment	879,037	207,817	371,285	79,094	453,315	20,164	48,412	2,059,124
Purchased credit-impaired(1)	13,544	182	23	2,113	1,032	—	—	16,894

Total	$892,675	$209,037	$379,363	$81,408	$457,432	$20,204	$48,412	$2,088,531

As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$97	$1,155	$8,642	$264	$3,460	$31	$—	$13,649
Collectively evaluated for impairment	680,820	180,912	304,773	65,942	331,854	18,449	46,813	1,629,563
Purchased credit-impaired(1)	8,611	15	27	61	331	—	—	9,045

Total	$689,528	$182,082	$313,442	$66,267	$335,645	$18,480	$46,813	$1,652,257

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of March 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$26	$43	$—	$103	$15	$—	$—	$187
Collectively evaluated for impairment	3,776	1,956	1,769	1,373	3,882	242	484	504	13,986

Total	$3,776	$1,982	$1,812	$1,373	$3,985	$257	$484	$504	$14,173

As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$4	$162	$—	$448	$32	$—	$—	$646
Collectively evaluated for impairment	3,948	1,851	1,551	1,366	4,085	206	468	379	13,854

Total	$3,948	$1,855	$1,713	$1,366	$4,533	$238	$468	$379	$14,500

The following table details the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of March 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$—	$900	$6,743	$201	$2,044	$40	$—	$9,928
Collectively evaluated for impairment	663,658	162,978	268,908	67,414	330,549	19,528	48,412	1,561,447

Total	$663,658	$163,878	$275,651	$67,615	$332,593	$19,568	$48,412	$1,571,375

As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$—	$998	$7,211	$264	$2,632	$31	$—	$11,136
Collectively evaluated for impairment	637,099	163,557	269,385	65,942	322,632	18,440	46,813	1,523,868

Total	$637,099	$164,555	$276,596	$66,206	$325,264	$18,471	$46,813	$1,535,004

The following table details the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of March 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$22	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	—	69	32	—	—	—	—	—	101
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—

Total	$—	$69	$54	$—	$—	$—	$—	$—	$123

As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$22	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	—	62	1	—	—	—	—	—	63
Purchased credit-impaired(1)	—	—	—	1	—	—	—	—	1

Total	$—	$62	$23	$1	$—	$—	$—	$—	$86

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of March 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$94	$138	$1,312	$—	$1,041	$—	$—	$2,585
Collectively evaluated for impairment	215,379	44,839	102,377	11,680	122,766	636	—	497,677
Purchased credit-impaired(1)	13,544	182	23	2,113	1,032	—	—	16,894

Total	$229,017	$45,159	$103,712	$13,793	$124,839	$636	$—	$517,156

As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$97	$157	$1,431	$—	$828	$—	$—	$2,513
Collectively evaluated for impairment	43,721	17,355	35,388	—	9,222	9	—	105,695
Purchased credit-impaired(1)	8,611	15	27	61	331	—	—	9,045

Total	$52,429	$17,527	$36,846	$61	$10,381	$9	$—	$117,253

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As part of the process of determining the Allowance for the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external loan reviewers. The results of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2015 and December 31, 2014:

Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Pass	$874,635	$683,549	$76,392	$66,004	$445,073	$329,299	$1,396,100	$1,078,852
Special Mention	5,315	4,364	—	—	6,200	1,149	11,515	5,513
Substandard	12,725	1,615	2,971	263	5,973	5,197	21,669	7,075
Doubtful	—	—	2,045	—	186	—	2,231	—

Total	$892,675	$689,528	$81,408	$66,267	$457,432	$335,645	$1,431,515	$1,091,440

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Performing	$374,234	$307,749	$208,114	$181,021	$20,195	$18,480	$48,363	$46,792	$650,906	$554,043
Non-performing	5,129	5,693	923	1,061	9	—	49	21	6,110	6,774

Total	$379,363	$313,442	$209,037	$182,082	$20,204	$18,480	$48,412	$46,813	$657,016	$560,817

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2015 and December 31, 2014:

Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Pass	$658,321	$631,910	$66,628	$65,943	$327,622	$319,723	$1,052,571	$1,017,576
Special Mention	4,365	4,364	—	—	1,149	1,149	5,514	5,513
Substandard	972	825	987	263	3,822	4,391	5,781	5,479

Total	$663,658	$637,099	$67,615	$66,206	$332,593	$325,263	$1,063,866	$1,028,568

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Performing	$271,437	$271,933	$163,093	$163,651	$19,559	$18,471	$48,363	$46,792	$502,452	$500,847
Non-performing	4,215	4,663	786	904	9	—	49	21	5,059	5,588

Total	$275,652	$276,596	$163,879	$164,555	$19,568	$18,471	$48,412	$46,813	$507,511	$506,435

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2015 and December 31, 2014:

Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Pass	$216,314	$51,639	$9,764	$61	$117,451	$9,576	$343,529	$61,276
Special Mention	950	—	—	—	5,051	—	6,001	—
Substandard	11,753	790	1,984	—	2,151	806	15,888	1,596
Doubtful	—	—	2,044	—	186	—	2,230	—

Total	$229,017	$52,429	$13,792	$61	$124,839	$10,382	$367,648	$62,872

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Performing	$102,797	$35,816	$45,021	$17,370	$636	$9	$148,454	$53,195
Non-performing	914	1,030	137	157	—	—	1,051	1,187

Total	$103,711	$36,846	$45,158	$17,527	$636	$9	$149,505	$54,382

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	March 31, 2015	December 31, 2014
TDRs included in nonperforming loans and leases	$4,217	$4,315
TDRs in compliance with modified terms	4,145	4,157

Total TDRs	$8,362	$8,472

The following tables present information regarding loan and lease modifications categorized as TDRs for the three months ended March 31, 2015:

	For the Three Months Ended March 31, 2015
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	2	$383	$383
Home equity lines and loans	1	22	22
Leases	1	12	12

Total	4	$417	$417

	Number of Contracts for the Three Months Ended March 31, 2015
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest- Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential mortgage	—	—	2	—	—	—
Home equity lines and loans	—	—	—	1	—	—
Leases	—	—	—	—	1	—

Total	—	—	2	1	1	—

During the three months ended March 31, 2015, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended March 31, 2015
Impaired loans with related Allowance:
Home equity lines and loans	$75	$75	$26	$75	$—	$—
Residential mortgage	587	596	65	597	6	—
Commercial and industrial	975	972	103	983	13	—
Consumer	40	40	15	41	—	—

Total	$1,677	$1,683	$209	$1,696	$19	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$94	$94	$—	$100	$—	$—
Home equity lines and loans	963	1,059	—	1,174	1	—
Residential mortgage	7,468	8,360	—	8,728	33	—
Construction	201	1,163	—	1,162	—	—
Commercial and industrial	2,110	2,830	—	2,909	1	—

Total	$10,836	$13,506	$—	$14,073	$35	$—

Grand total	$12,513	$15,189	$209	$15,769	$54	$—

(1)	The table above does not include the recorded investment of $70 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended March 31, 2014
Impaired loans with related Allowance:
Home equity lines and loans	$230	$233	$106	$252	$2	$—
Residential mortgage	4,662	4,661	621	4,715	31	—
Commercial and industrial	3,987	4,272	761	4,351	4	—
Consumer	46	46	46	47	—	—

Total	$8,925	$9,212	$1,534	$9,365	$37	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$228	$230	$—	$275	$—	$—
Home equity lines and loans	864	874	—	947	1	—
Residential mortgage	4,758	5,073	—	5,336	35	—
Construction	1,130	2,092	—	2,053	4	—
Commercial and industrial	711	716	—	725	1	—

Total	$7,691	$8,985	$—	$9,336	$41	$—

Grand total	$16,616	$18,197	$1,534	$18,701	$78	$—

(1)	The table above does not include the recorded investment of $50 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2014
Impaired loans with related allowance:
Home equity lines and loans	$111	$198	$4
Residential mortgage	3,273	3,260	184
Commercial and industrial	2,069	2,527	448
Consumer	31	32	32

Total	5,484	6,017	668

Impaired loans(1)(3) without related allowance:
Commercial mortgage	97	97	—
Home equity lines and loans	1,044	1,137	—
Residential mortgage	5,369	5,794	—
Construction	264	1,225	—
Commercial and industrial	1,391	1,403	—

Total	8,165	9,656	—

Grand total	$13,649	$15,673	$668

(1)	The table above does not include the recorded investment of $32 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

Note 6—Deposits

The following table details the components of deposits:

(dollars in thousands)	March 31, 2015	December 31, 2014
Interest-bearing checking accounts	$349,582	$277,228
Money market accounts	717,441	566,354
Savings accounts	184,819	138,992
Wholesale non-maturity deposits	69,555	66,693
Wholesale time deposits	73,476	73,458
Time deposits	263,996	118,400

Total interest-bearing deposits	1,658,869	1,241,125
Non-interest-bearing deposits	582,495	446,903

Total deposits	$2,241,364	$1,688,028

Note 7—Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Overnight fed funds*	$—	$—
Short-term FHLB advances*	—	—
Repurchase agreements	38,372	23,824

Total short-term borrowings	$38,372	$23,824

*	Although period-end balance is zero, these borrowing types may contribute to the average balance in the table below.

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Balance at period-end	$38,372	$10,739
Maximum amount outstanding at any month-end	38,534	12,521
Average balance outstanding during the period	55,344	13,090
Weighted-average interest rate:
As of period-end	0.10%	0.10%
Paid during the period	0.16	0.09

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	March 31, 2015	December 31, 2014
Within one year	$30,135	$25,535
Over one year through five years	212,453	227,111
Over five years through ten years	7,500	7,500

Total	$250,088	$260,146

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted Average Rate	Coupon Rate		Balance
Description	From	To		From	To	March 31, 2015	December 31, 2014
Fixed amortizing	04/09/15	04/09/15	3.57%	3.57%	3.57%	$135	$535
Bullet maturity – fixed rate	08/26/15	05/20/20	1.46%	0.58%	2.41%	183,612	193,240
Bullet maturity – variable rate	06/25/15	11/28/17	0.40%	0.25%	0.54%	45,000	45,000
Convertible-fixed(2)	01/03/18	08/20/18	2.94%	2.58%	3.50%	21,341	21,371

Total						$250,088	$260,146

(1)	Maturity range refers to March 31, 2015 balances.
(2)	FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of March 31, 2015, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2015. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of March 31, 2015 the Corporation had a maximum borrowing capacity with the FHLB of approximately $1.07 billion, of which the unused capacity was $795.0 million. In addition, there were unused capacities of $64.0 million in overnight federal funds line, $81.3 million of Federal Reserve Discount Window borrowings and $5.0 million in a revolving line of credit from a correspondent bank as of March 31, 2015. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $11.5 million as of both March 31, 2015, and December 31, 2014. The carrying amount of the FHLB capital stock approximates its redemption value.

Note 8—Derivatives and Hedging Activities

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

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of March 31, 2015:

(dollars in thousands)	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
Notional Amount
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	1.973%	2.376%	$(399)

As of December 31, 2014:

(dollars in thousands)	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
Notional Amount
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.335%	2.376%	$(39)

For each of the three month periods ended March 31, 2015 and 2014, there were no reclassifications of the interest-rate swap’s fair value from other comprehensive income to earnings.

Note 9—Stock-Based Compensation

A. General Information

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

The following table provides information about options outstanding for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2014	447,966	$20.94	$4.75
Options assumed in Merger	181,256	$17.73	$12.94
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(129,442)	$19.35	$6.57

Options outstanding, March 31, 2015	499,780	$20.19	$7.25

As of March 31, 2015, there were no unvested stock options.

For the three months ended March 31, 2015, the Corporation recognized $3 thousand of expense related to stock options assumed in the CBH merger. As of March 31, 2015, there was no unrecognized expense related to stock options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 are detailed below:

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Proceeds from exercise of stock options	$2,504	$103
Related tax benefit recognized	277	22

Net proceeds of options exercised	$2,781	$125

Intrinsic value of options exercised	$1,391	$67

The following table provides information about options outstanding and exercisable at March 31, 2015:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	499,780	499,780
Weighted average exercise price	$20.19	$20.19
Aggregate intrinsic value	$5,109,287	$5,109,287
Weighted average contractual term in years	2.9	2.9

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs, RSUs, PSAs and PSUs under the 2007 LTIP and 2010 LTIP.

RSAs and RSUs

The compensation expense for the RSAs and RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the three months ended March 31, 2015, the Corporation recognized $100 thousand of expense related to the Corporation’s RSAs and RSUs. As of March 31, 2015, there was $551 thousand of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 2.2 years.

The following table details the unvested RSAs and RSUs for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	46,281	$23.17
Granted	3,000	30.04
Vested	—	—
Forfeited	—	—

Ending balance	49,281	$23.59

For the three months ended March 31, 2015, the Corporation recorded no tax benefit related to the vesting of RSAs and RSUs.

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three months ended March 31, 2015, the Corporation recognized $273 thousand of expense related to the PSAs and PSUs. As of March 31, 2015, there was $2.1 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.2 years.

For the three months ended March 31, 2015, the Corporation recorded no tax benefit related to the vesting of PSAs and PSUs.

The following table details the unvested PSAs and PSUs for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	217,318	$13.41
Granted	40,000	16.91
Vested	—	—
Forfeited	—	—

Ending balance	257,318	$13.95

Note 10—Pension and Other Post-Retirement Benefit Plans

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$—	$18	$—	$—	$—	$—
Interest cost	46	46	397	410	5	7
Expected return on plan assets	—	—	(804)	(837)	—	—
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service costs	—	3	—	—	—	—
Amortization of net loss	16	11	479	98	9	15
Gain on curtailment	—	—	—	—	—	—

Net periodic benefit cost	$62	$78	$72	$(329)	$14	$22

QDBP: No contributions to the QDBP were made for the three months ended March 31, 2015.

SERP I and SERP II: The Corporation contributed $37 thousand during the three months ended March 31, 2015, and is expected to contribute an additional $111 thousand to the SERP I and SERP II plans for the remaining nine months of 2015.

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

The following tables detail segment information for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$24,794	$1	$24,795	$18,722	$1	$18,723
Less: loan loss provision	569	—	569	750	—	750

Net interest income after loan loss provision	24,225	1	24,226	17,972	1	17,973

Other income:
Fees for wealth management services	—	9,105	9,105	—	8,913	8,913
Service charges on deposit accounts	712	—	712	601	—	601
Loan servicing and other fees	591	—	591	446	—	446
Net gain on sale of loans	808	—	808	324	—	324
Net gain on sale of available for sale securities	810	—	810	(4)	—	(4)
Net gain on sale of other real estate owned	15	—	15	—	—	—
Insurance commissions	—	1,021	1,021	105	—	105
Other operating income	1,662	41	1,703	710	44	754

Total other income	4,598	10,167	14,765	2,182	8,957	11,139
Other expenses:
Salaries & wages	7,407	3,463	10,870	5,467	2,973	8,440
Employee benefits	1,986	743	2,729	1,212	767	1,979
Occupancy & equipment	2,050	416	2,466	1,574	359	1,933
Amortization of intangible assets	341	641	982	72	565	637
Professional fees	654	19	673	568	25	593
Other operating expenses	8,690	1,019	9,709	4,480	837	5,317

Total other expenses	21,128	6,301	27,429	13,373	5,526	18,899

Segment profit	7,695	3,867	11,562	6,781	3,432	10,213
Intersegment (revenues) expenses*	(105)	105	—	(93)	93	—

Pre-tax segment profit after eliminations	$7,590	$3,972	$11,562	$6,688	$3,525	$10,213

% of segment pre-tax profit after eliminations	65.6%	34.4%	100.0%	65.5%	34.5%	100.0%

Segment assets (dollars in millions)	$2,894	$49	$2,943	$2,020	$40	$2,060

*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	March 31, 2015	December 31, 2014
Assets under management, administration, supervision and brokerage:	$7,816.4	$7,699.9

Note 12—Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Balance, beginning of period	$4,765	$4,750
Additions	237	91
Amortization	(114)	(115)
Recovery	—	8
Impairment	(73)	—

Balance, end of period	$4,815	$4,734

Fair value	$5,291	$5,646

Residential mortgage loans serviced for others, end of period	$591,989	$598,338

As of March 31, 2015 and December 31, 2014, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Fair value amount of MSRs	$5,291	$5,456
Weighted average life (in years)	6.1	6.3
Prepayment speeds (constant prepayment rate)*	10.9%	10.5%
Impact on fair value:
10% adverse change	$(202)	$(201)
20% adverse change	$(391)	$(390)
Discount rate	10.5%	10.50%
Impact on fair value:
10% adverse change	$(203)	$(213)
20% adverse change	$(392)	$(411)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

Note 13—Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates LLC (“Lau”) in July, 2008, First Keystone Financial, Inc. (“FKF”) in July, 2010, the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in May, 2011, and Davidson Trust Company (“DTC”) in May, 2012, First Bank of Delaware (“FBD”) in November, 2012, Powers Craft Parker and Beard (“PCPB”) in October, 2014 and CBH in January, 2015 are detailed below:

(dollars in thousands)	Balance December 31, 2014	Additions/ Adjustments	Amortization	Balance March 31, 2015	Amortization Period
Goodwill – Wealth segment	$20,412	$—	$—	$20,412	Indefinite
Goodwill – Banking segment	12,431	65,838	—	78,269	Indefinite
Goodwill – Insurance segment	2,938	—	—	2,938	Indefinite

Total	$35,781	$65,838	$—	$101,619
Core deposit intangible	$1,066	$4,191	$(294)	$4,963	10 Years
Customer relationships	15,562	—	(376)	15,186	10 to 20 Years
Non-compete agreements	3,728	—	(266)	3,462	5 to 10 Years
Trade name	2,165	—	—	2,165	Indefinite
Favorable lease	—	792	(46)	746	5.75 Years

Total	$22,521	$4,983	$(982)	$26,522

Grand total	$58,302	$70,821	$(982)	$128,141

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2014 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three months ended March 31, 2015, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 14—Accumulated Other Comprehensive Loss

The following tables detail the components of accumulated other comprehensive (loss) income for the three month period ended March 31, 2015 and 2014:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$1,316	(25)	(12,995)	(11,704)
Net change	1,301	(234)	350	1,417

Balance, March 31, 2015	$2,617	(259)	(12,645)	(10,287)

Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)
Net change	1,145	(227)	46	964

Balance, March 31, 2014	$288	$516	$(5,405)	$(4,601)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three month periods ended March 31, 2015 and 2014:

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Three Months Ended March 31,
	2015	2014
Net unrealized gain on investment securities available for sale:
Realization of (gain) loss on sale of investment securities available for sale	$(810)	$4	Net gain on sale of available for sale investment securities
	(283)	1	Less: income tax expense (benefit)

	$(527)	$3	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$504	$124	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	3	Employee benefits

	504	127	Total expense before income tax benefit
	176	44	Less: income tax benefit

	$328	$83	Net of income tax

*	Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10—Pension and Other Post-Retirement Benefit Plans

Note 15—Shareholders’ Equity

Dividend

On April 30, 2015, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.19 per share payable June 1, 2015 to shareholders of record as of May 12, 2015. During the first quarter of 2015, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.19 per share. This dividend totaled $3.4 million, based on outstanding shares and restricted stock units as of February 3, 2015 of 17,815,479.

S-3 Shelf Registration Statement and Offerings Thereunder

In March 2015, the Corporation filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) to replace its 2012 Shelf Registration Statement, which was set to expire in April 2015. The Shelf Registration Statement allows the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, debt securities, warrants to purchase common stock, stock purchase contracts and units or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, such securities in a dollar amount up to $200,000,000, in the aggregate.

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

For the three months ended March 31, 2015, the Corporation issued 546 shares and raised $16 thousand through the Plan. No RFWs were approved during the three months ended March 31, 2015. No other sales of securities were executed under the Shelf Registration Statement during the three months ended March 31, 2015.

Options

In addition to shares issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the three months ended March 31, 2015, 129,442 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $2.5 million.

Note 16—Accounting for Uncertainty in Income Taxes

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three month periods ended March 31, 2015 or 2014.

Note 17—Fair Value Measurement

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at March 31, 2015 and December 31, 2014 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of March 31, 2015:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	89.7	—	89.7	—
Obligations of state & political subdivisions	32.3	—	32.3	—
Mortgage-backed securities	162.4	—	162.4	—
Collateralized mortgage obligations	32.7	—	32.7	—
Mutual funds	11.8	11.8	—	—
Other debt securities	1.9	—	1.9	—
Other	7.8	—	7.8	—

Total assets measured on a recurring basis at fair value	$338.7	$11.9	$326.8	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.3	$—	$—	$5.3
Impaired loans and leases	12.5	—	—	12.5
Other real estate owned (“OREO”)	1.5	—	—	1.5

Total assets measured on a non-recurring basis at fair value	$19.3	$—	$—	$19.3

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of December 31, 2014:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	66.8	—	66.8	—
Obligations of state & political subdivisions	29.0	—	29.0	—
Mortgage-backed securities	81.4	—	81.4	—
Collateralized mortgage obligations	34.8	—	34.8	—
Mutual funds	19.5	19.5	—	—
Other debt securities	1.9	—	1.9	—

Total assets measured on a recurring basis at fair value	$233.5	$19.6	$213.9	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.5	$—	$—	$5.5
Impaired loans and leases	13.0	—	—	13.0
OREO	1.1	—	—	1.1

Total assets measured on a non-recurring basis at fair value	$19.6	$—	$—	$19.6

During the three months ended March 31, 2015 a net decrease of $102 thousand and a net increase of $138 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the nine months ended March 31, 2015.

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

Note 18—Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other fair value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Corporation.

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

Net Portfolio Loans and Leases

For variable-rate loans that re-price frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain mortgage loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and is indicative of an entry price. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Corporation or the appraised fair value of the underlying collateral, as determined by independent third party appraisers. This technique does not reflect an exit price.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

	Fair Value Hierarchy Level*	As of March 31,		As of December 31
		2015		2014
(dollars in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$261,517	$261,517	$219,269	$219,269
Investment securities, available for sale	See Note 17	334,746	334,746	229,577	229,577
Investment securities, trading	Level 2	4,035	4,035	3,896	3,896
Loans held for sale	Level 2	6,656	6,656	3,882	3,882
Net portfolio loans and leases	Level 3	2,074,235	2,097,456	1,637,671	1,666,052
Mortgage servicing rights	Level 3	4,815	5,290	4,765	5,456
Other assets	See Note 17**	28,244	28,244	22,309	22,309

Total financial assets		$2,714,248	$2,737,944	$2,121,369	$2,150,441

Financial liabilities:
Deposits	Level 2	$2,241,364	$2,241,027	$1,688,028	$1,687,409
Short-term borrowings	Level 2	38,372	38,372	23,824	23,824
Long-term FHLB advances and other borrowings	Level 2	250,088	251,366	260,146	259,826
Other liabilities	Level 2	35,452	35,452	29,034	29,034

Total financial liabilities		$2,565,276	$2,566,217	$2,001,032	$2,009,093

*	See Note 17 for a description of fair value hierarchy levels.
**	Included in Other Liabilities as of March 31, 2015 was a $399 thousand derivative and included in Other Assets as of December 31, 2014 was a $0.4 million derivative whose fair values were determined using Level 2 inputs.

Note 19—New Accounting Pronouncements

FASB ASU 2015-05, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”

Issued in April 2015, ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. For public business entities, the amendments in this update will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. The Corporation is currently evaluating the impact of this guidance and does not anticipate a material impact on its consolidated financial statements.

FASB ASU 2015-02, “Consolidation.”

Issued in February 2015, ASU 2015-02 responds to concerns about the current accounting for consolidation of certain legal entities. Entities expressed concerns that current generally accepted accounting principles might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. Financial statement users asserted that in certain of those situations in which consolidation is ultimately required, deconsolidated financial statements are necessary to better analyze the reporting entity’s economic and operational results. Previously, the FASB issued an indefinite deferral for certain entities to partially address those concerns. However, the amendments in this update rescind that deferral and address those concerns by making changes to the consolidation guidance. The amendments in this update impact all reporting entities involved with limited partnerships or similar entities and require reporting entities to re-evaluate these entities for consolidation. In some cases, consolidation conclusion may change. In other cases, a reporting entity will need to provide additional disclosures if an entity that currently isn’t considered a variable interest entity is considered a variable interest entity under the new guidance. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Corporation is currently evaluating the impact of this guidance and does not anticipate a material impact on its consolidated financial statements.

FASB ASU 2015-01, “Income Statement: Extraordinary and Unusual Items.”

Issued in January 2015, ASU 2015-01 eliminates from GAAP the concept of extraordinary items and the associated disclosure requirements. Subtopic 225-20, “Income Statement—Extraordinary and Unusual Items” required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 includes the following two criteria that must both be met for extraordinary classification: (i) unusual in nature, and (ii) infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The Corporation is currently evaluating the impact of this guidance and does not anticipate a material impact on its consolidated financial statements.

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

FASB ASU 2014-01, “Investments — Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.”

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

FASB ASU 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”

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

FASB ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures.”

Issued on June 12, 2014, ASU 2014 aligns the accounting for repurchase-to-maturity transactions and repurchase financing arrangements with the accounting for other typical repurchase agreements, i.e., these transactions will be accounted for as secured borrowings. The ASU also requires additional disclosures about repurchase agreements and similar transactions. For public business entities, the accounting changes and certain disclosure requirements are effective for interim or annual periods beginning after December 15, 2014. Other disclosure requirements are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Early application is prohibited. The Corporation is evaluating the effect of the adoption of this guidance and it is not expected to have an impact on the presentation of the Corporation’s consolidated financial statements.

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide community banking, business banking, residential mortgage lending, consumer and commercial lending to customers through its 29 full-service branches and eight limited-hour retirement community offices located throughout the Montgomery, Delaware and Chester counties of Pennsylvania and New Castle county in Delaware. The Corporation and its subsidiaries also provide wealth management and insurance advisory services through its network of Wealth Management and insurance offices located in Bryn Mawr, Devon and Hershey, Pennsylvania as well as Greenville, Delaware. The Corporation’s stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many agencies including the Securities and Exchange Commission (“SEC”), NASDAQ, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, the Corporation is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. However, there are uncertainties inherent in making these estimates and actual results could differ from these estimates. The Corporation has identified certain areas that require estimates and assumptions, which include the allowance for loan and lease losses (the “Allowance”), the valuation of goodwill and intangible assets, the fair value of investment securities, the valuation of mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation.

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2014 Annual Report on Form 10-K (the “2014 Annual Report”).

Acquisition of Continental Bank Holdings, Inc.

On January 1, 2015, the previously announced merger (the “Merger”) of Continental Bank Holdings, Inc. (“CBH”) with and into the Corporation, and the merger of Continental Bank with and into The Bryn Mawr Trust Company, the wholly-owned subsidiary of the Corporation (the “Bank”), as contemplated by the Agreement and Plan of Merger, by and between CBH and the Corporation, dated as of May 5, 2014 (as amended by the Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, the “Agreement”), were completed. In accordance with the Agreement, the aggregate share consideration paid to CBH shareholders consisted of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock. Shareholders of CBH received 0.45 shares of Corporation common stock for each share of CBH common stock they owned as of the effective date of the Merger. Holders of options to purchase shares of CBH common stock received options to purchase shares of Corporation common stock, converted at the same ratio of 0.45. In addition, $1,323,000 was paid to certain warrant holders to cash-out certain warrants. The aggregate consideration paid to former CBH shareholders totaled $125.1 million.

The acquisition of CBH reflects the Corporation’s acquisition strategy and desire to pursue opportunities within the greater Philadelphia marketplace. We believe that the merger with CBH provides the Corporation with the opportunity to further expand our business into the greater Philadelphia marketplace in a relatively cost-effective manner, with immediate expansion of our branch office network without incurring all of the start-up costs associated with expanding organically.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2015, as compared to the same period in 2014, and the changes in its financial condition as of March 31, 2015 as compared to December 31, 2014. The reader should bear in mind that the results of operations for the three months ended March 31, 2015 and the financial condition as of March 31, 2015 as compared to the same period in 2014 and to December 31, 2014, respectively, are primarily affected by the January 1, 2015 acquisition of CBH. More detailed information related to these highlights can be found in the sections that follow.

Results of Operations

•	Net income for the three months ended March 31, 2015 was $7.5 million, an increase of $805 thousand as compared to net income of $6.7 million for the same period in 2014. Diluted earnings per share was $0.42 for the three months ended March 31, 2015 as compared to $0.49 for the same period in 2014.

•	Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended March 31, 2015 were 8.19% and 1.04%, respectively, as compared to ROE and ROA of 11.71% and 1.32%, respectively, for the same period in 2014.

•	Tax-equivalent net interest income increased $6.1 million, or 32.3%, to $24.9 million for the three months ended March 31, 2015, as compared to $18.8 million for the same period in 2014.

•	The Corporation recorded a provision for loan and lease losses (the “Provision”), of $569 thousand for the three months ended March 31, 2015, a decrease of $181 thousand from the $750 thousand recorded for the same period in 2014.

•	Non-interest income of $14.8 million for the three months ended March 31, 2015 increased $3.6 million, or 32.6%, as compared to $11.1 million for the same period in 2014.

•	Included in non-interest income, fees for Wealth Management services and insurance revenue of $9.1 million and $1.0 million, respectively, for the three months ended March 31, 2015 increased $192 thousand and $916 thousand, respectively, from the same period in 2014.

•	Non-interest expense of $27.4 million for the three months ended March 31, 2015 increased $8.5 million, from $18.9 million for the same period in 2014. Included in non-interest expense was $2.5 million of due diligence and merger-related expenses for the three months ended March 31, 2015 as compared to $264 thousand for the same period in 2014.

Changes in Financial Condition

•	Total assets of $2.94 billion as of March 31, 2015 increased $696.7 million from December 31, 2014.

•	Shareholders’ equity of $377.9 million as of March 31, 2015 increased $132.4 million from $245.5 million as of December 31, 2014.

•	Total portfolio loans and leases as of March 31, 2015 were $2.09 billion, an increase of $436.3 million from the December 31, 2014 balance.

•	Total non-performing loans and leases of $9.1 million represented 0.44% of portfolio loans and leases as of March 31, 2015 as compared to $10.1 million, or 0.61% of portfolio loans and leases as of December 31, 2014.

•	The $14.3 million Allowance, as of March 31, 2015, represented 0.68% of portfolio loans and leases, as compared to $14.6 million, or 0.88% of portfolio loans and leases as of December 31, 2014.

•	Total deposits of $2.24 billion as of March 31, 2015 increased $553.3 million from $1.69 billion as of December 31, 2014.

•	Wealth Management assets under management, administration, supervision and brokerage as of March 31, 2015 were $7.82 billion, an increase of $116.5 million from December 31, 2014.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2015 and 2014 are shown in the table below:

	Three Months Ended March 31,
	2015	2014
Annualized return on average equity	8.19%	11.71%
Annualized return on average assets	1.04%	1.32%
Efficiency ratio[1]	69.3%	63.3%
Tax-equivalent net interest margin	3.79%	4.02%
Basic earnings per share	$0.43	$0.50
Diluted earnings per share	$0.42	$0.49
Dividend per share	$0.19	$0.18
Dividend declared per share to net income per basic common share	44.2%	36.0%

[1]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

The following table presents certain key period-end balances and ratios as of March 31, 2015 and December 31, 2014:

(dollars in millions, except per share amounts)	March 31, 2015	December 31, 2014
Book value per share	$21.26	$17.83
Tangible book value per share	$14.05	$13.59
Allowance as a percentage of loans and leases	0.68%	0.88%
Tier I capital to risk weighted assets	13.06%	11.99%
Tangible common equity ratio	8.87%	8.55%
Loan to deposit ratio	93.5%	98.1%
Wealth assets under management, administration, supervision and brokerage	$7,816.4	$7,699.9
Portfolio loans and leases	$2,088.5	$1,652.3
Total assets	$2,943.2	$2,246.5
Shareholders’ equity	$377.9	$245.5

The following sections discuss, in detail, the Corporation’s results of operations for the three months ended March 31, 2015, as compared to the same periods in 2014, and the changes in its financial condition as of March 31, 2015 as compared to December 31, 2014.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three months ended March 31, 2015 and 2014, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rate paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income increased $6.1 million, or 32.3%, to $24.9 million for the three months ended March 31, 2015, as compared to $18.8 million for the same period in 2014. The increase in net interest income between the periods was largely related to the interest income generated by loans acquired in the Merger. Average loans for the three months ended March 31, 2015 increased by $533.2 million from the same period in 2014. The increase in interest income resulting from loans acquired in the Merger was partially offset by an increase in interest expense on interest-bearing deposits. Average interest bearing deposits for the three months ended March 31, 2015 increased by $502.3 million as compared to the same period in 2014, primarily related to the deposits acquired in the Merger.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended March 31,
	2015			2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$206,694	$115	0.23%	$67,809	$37	0.22%
Investment securities - available for sale:
Taxable	335,208	1,336	1.62%	245,006	972	1.61%
Non-taxable(3)	35,085	203	2.35%	36,566	153	1.70%

Total investment securities - available for sale	370,293	1,539	1.69%	281,572	1,125	1.62%
Investment securities - trading	3,897	4	0.42%	3,438	7	0.83%
Loans and leases(1)(2)(3)	2,082,882	25,226	4.91%	1,549,665	19,107	5.00%

Total interest-earning assets	2,663,766	26,884	4.09%	1,902,484	20,276	4.32%
Cash and due from banks	19,092			12,302
Allowance for loan and lease losses	(14,866)			(15,761)
Other assets	250,164			154,311

Total assets	$2,918,156			$2,053,336

Liabilities:
Savings, NOW, and market rate accounts	$1,252,410	594	0.19%	$946,532	405	0.17%
Wholesale deposits	140,120	188	0.54%	76,961	114	0.60%
Time deposits	267,800	246	0.37%	134,574	170	0.51%

Total interest-bearing deposits	1,660,330	1,028	0.25%	1,158,067	689	0.24%
Short-term borrowings	55,344	21	0.15%	13,090	3	0.09%
Long-term FHLB advances and other borrowings	266,205	910	1.39%	212,405	746	1.42%

Total borrowings	321,549	931	1.17%	225,495	749	1.35%

Total interest-bearing liabilities	1,981,879	1,959	0.40%	1,383,562	1,438	0.42%
Non-interest-bearing deposits	534,403			415,514
Other liabilities	30,935			22,546

Total non-interest-bearing liabilities	565,338			438,060

Total liabilities	2,547,217			1,821,622
Shareholders’ equity	370,939			231,714

Total liabilities and shareholders’ equity	$2,918,156			$2,053,336

Net interest spread			3.69%			3.90%
Effect of non-interest-bearing liabilities			0.10%			0.12%

Tax-equivalent net interest income and margin on earning assets(3)		$24,925	3.79%		$18,838	4.02%

Tax-equivalent adjustment(3)		$130	0.02%		$115	0.03%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2015 as compared to the same periods in 2014, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2015 Compared to 2014 Three Months Ended March 31,
	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$73	$5	$78
Investment securities	351	(8)	343
Loans and leases	6,571	(514)	6,057

Total interest income	$6,995	$(517)	$6,478

Interest expense:
Savings, NOW and market rate accounts	$127	$62	$189
Wholesale non-maturity deposits	50	(103)	(53)
Time deposits	168	(92)	76
Wholesale time deposits	31	96	127
Borrowed funds**	194	(12)	182

Total interest expense	570	(49)	521

Interest differential	$6,425	$(468)	$5,957

*	The tax rate used in the calculation of the tax-equivalent income is 35%.
**	Borrowed funds include short-term borrowings and Federal Home Loan Bank advances and other borrowings.

Tax-Equivalent Net Interest Margin

The Corporation’s tax-equivalent net interest margin of 3.79% for the three months ended March 31, 2015 was a 23 basis point decrease from 4.02% for the same period in 2014. The decrease was largely the result of the $533.2 million increase in average loans, accompanied by a 9 basis point decline in tax-equivalent yield on portfolio loans. Contributing to the decrease in yield on portfolio loans were the lower yields earned on the loans acquired in the Merger. In addition, average cash on deposit with correspondent banks increased by $91.4 million for the three months ended March 31, 2015 as compared to the same period in 2014. The average yield earned on these deposits, which are primarily at the Federal Reserve, was 25 basis points. This increase in deposits with other banks resulted from the influx of cash from customer deposits during the first quarter of 2015.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Net Interest Margin
1st Quarter 2015	4.09%	0.40%	3.69%	0.10%	3.79%
4th Quarter 2014	4.14%	0.43%	3.71%	0.13%	3.84%
3rd Quarter 2014	4.18%	0.43%	3.75%	0.12%	3.87%
2nd Quarter 2014	4.34%	0.42%	3.92%	0.11%	4.03%
1st Quarter 2014	4.32%	0.42%	3.90%	0.12%	4.02%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, certificates of deposit from institutional brokers, including the Certificate of Deposit Account Registry Service (“CDARS”), the Insured Network Deposit (“IND”) Program, the Charity Deposits Corporation (“CDC”), the Insured Cash Sweep (“ICS”) and the Pennsylvania Local Government Investment Trust (“PLGIT”).

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

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines.

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After March 31, 2015		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2014
	Amount	Percentage	Amount	Percentage
+300 basis points	$8,640	8.57%	$5,144	6.65%
+200 basis points	$4,114	5.07%	$2,812	3.64%
+100 basis points	$1,878	1.86%	$755	0.98%
-100 basis points	$(3,079)	(3.05)%	$(1,983)	(2.56)%

The above interest rate simulation suggests that the Corporation’s balance sheet is slightly asset sensitive as of March 31, 2015 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a small, but positive impact on net interest income over the next 12 months. The loan portfolio acquired from CBH has a larger percentage of variable rate loans than the Corporation’s loan portfolio as of December 31, 2014. However, many of the variable-rate consumer loans acquired in the Merger have been adjusted to their floor interest rates, and, as a result, rising rates would not immediately increase net interest income. In the -100 basis point scenario, net interest income would decrease by more than that indicated as of December 31, 2014, as much of the deposit base is at its floor interest-rate level, while many of the commercial loan products do not have interest rate floors. The added loan and deposit volume acquired in the Merger magnifies the effect of the interest rate change scenarios.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of March 31, 2015:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$244.2	$—	$—	$—	$—	$244.2
Investment securities – available for sale	47.3	73.9	143.4	70.1	—	334.7
Investment securities – trading	4.0	—	—	—	—	4.0
Loans and leases(1)	638.6	242.6	915.8	298.2	—	2,095.2
Allowance for loan and lease losses	—	—	—	—	(14.3)	(14.3)
Cash and due from banks	—	—	—	—	17.3	17.3
Other assets	—	—	—	—	262.0	262.0

Total assets	$934.1	$316.5	$1,059.2	$368.3	$265.0	$2,943.1

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$35.9	$107.5	$152.2	$286.9	$—	$582.5
Savings, NOW and market rate	89.8	269.4	602.3	290.3	—	1,251.8
Time deposits	56.6	111.2	95.3	0.9	—	264.0
Wholesale non-maturity deposits	69.6	—	—	—	—	69.6
Wholesale time deposits	8.8	18.5	46.2	—	—	73.5
Short-term borrowings	38.3	—	—	—	—	38.3
Long-term FHLB advances and other borrowings	44.9	15.0	182.1	8.1	—	250.1
Other liabilities	—	—	—	—	35.4	35.4
Shareholders’ equity	13.5	40.5	215.9	108.0	—	377.9

Total liabilities and shareholders’ equity	$357.4	$562.1	$1,294.0	$694.2	$35.4	$2,943.1

Interest-earning assets	$934.1	$316.5	$1,059.2	$368.3	$—	$2,678.1
Interest-bearing liabilities	308.1	414.1	925.9	299.3	—	1,947.4

Difference between interest-earning assets and interest-bearing liabilities	$626.0	$(97.6)	$133.3	$69.0	$—	$730.7

Cumulative difference between interest earning assets and interest-bearing liabilities	$626.0	$528.4	$661.7	$730.7	$—	$730.7

Cumulative earning assets as a % of cumulative interest bearing liabilities	303%	173%	140%	138%

[1]	Loans include portfolio loans and loans held for sale

The table above indicates that the Corporation is asset-sensitive in the immediate to 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Conversely, if rates decline, net interest income may decline. It should be noted that the gap analysis is only one tool used to measure interest rate sensitivity and should be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at December 31, 2014.

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended March 31, 2015, the Corporation recorded a Provision of $569 thousand as compared to a $750 thousand for the same period in 2014. On a linked quarter basis, the Provision for the first quarter of 2015 increased by $885 thousand from the $316 thousand release from Allowance recorded in the fourth quarter of 2014. For a general discussion of the Allowance, and our policies related thereto, refer to page 41 of the Corporation’s 2014 Annual Report.

Asset Quality and Analysis of Credit Risk

As of March 31, 2015, total nonperforming loans and leases decreased by $966 thousand, to $9.1 million, representing 0.44% of portfolio loans and leases, as compared to $10.1 million, or 0.61% of portfolio loans and leases as of December 31, 2014. The decrease in percentage of nonperforming loans relative to total portfolio loans and leases was largely related to the $436.3 million increase in portfolio loans and leases, which was primarily the result of loans added in the Merger. For the three months ended March 31, 2015, full and partial charge-offs of nonperforming loans that were present as of December 31, 2014 totaled $833 thousand. Once a loan is determined to be collateral dependent, a full or partial charge-off is recorded in order to recognize the loss. In addition to the charge-offs, loans foreclosed upon and added to OREO totaled $121 thousand and loans and leases that became nonperforming during the first quarter of 2015 totaled $566 thousand. These increases in nonperforming loans were partially offset by returns to performing status of $420 thousand of loans.

As of March 31, 2015, the Allowance of $14.3 million represented 0.68% of portfolio loans and leases, a 20 basis point decrease from 0.88% as of December 31, 2014. The decrease was primarily related to the addition of $426.1 million of portfolio loans acquired from CBH. In accordance with purchase accounting, the Allowance associated with the acquired loan portfolio was eliminated and the portfolio was recorded at its fair value, which includes adjustments for interest rates as well as estimates of future losses in the acquired portfolio. The Allowance on originate portfolio loans, as a percentage of originated portfolio loans was 0.90% as of March 31, 2015 as compared to 0.94% as of December 31, 2014.

As of March 31, 2015, the Corporation had OREO valued at $1.5 million, as compared to $1.1 million as of December 31, 2014. The balance as of March 31, 2015 was comprised of ten residential properties and one commercial property. The Corporation acquired seven residential OREO properties in connection with the Merger, one of which was sold during the first quarter for no gain or loss.

All properties are recorded at the lower of cost or fair value less cost to sell. During the three months ended March 31, 2015, impairments to two OREO properties totaling $89 thousand were recorded based on agreements of sale scheduled to close subsequent to March 31, 2015. Proceeds from the sale of OREO properties totaled $279 thousand for the three months ended March 31, 2015, with net gain on sale of $15 thousand recognized.

As of March 31, 2015, the Corporation had $8.4 million of troubled debt restructurings (“TDRs”), of which $4.1 million were in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2014, the Corporation had $8.5 million of TDRs, of which $4.2 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of March 31, 2015, the Corporation had a recorded investment of $12.6 million of impaired loans and leases which included $8.4 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2014 totaled $13.7 million, which included $8.5 million of TDRs. Refer to Note 5H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	March 31, 2015	December 31, 2014
Non-Performing Assets:
Non-accrual loans and leases	$9,130	$10,096
Other real estate owned	1,532	1,147

Total non-performing assets	$10,662	$11,243

Troubled Debt Restructures:
TDRs included in non-performing loans	$4,217	$4,315
TDRs in compliance with modified terms	4,145	4,157

Total TDRs	$8,362	$8,472

Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	156.6%	144.5%
Non-performing loans and leases to total portfolio loans and leases	0.44%	0.61%
Allowance for loan and lease losses to total portfolio loans and leases	0.68%	0.88%
Non-performing assets to total assets	0.36%	0.50%
Total portfolio loans and leases	$2,088,531	$1,652,257
Allowance for loan and lease losses	$14,296	$14,586

NON-INTEREST INCOME

Three Months Ended March 31, 2015 Compared to the Same Period in 2014

Non-interest income for the three months ended March 31, 2015 increased $3.6 million as compared to the same period in 2014. Contributing to this increase was an increase of $916 thousand in insurance revenues, as the fees and commissions resulting from the addition of Powers Craft Parker and Beard, Inc. (“PCPB”) continued to increase this source of non-interest income. Also, an $814 thousand increase in gain on sale of available for sale investment securities was recorded, as certain longer-duration investment securities, which had been acquired in the Merger, were sold in order to shorten the overall duration of the combined portfolio. In addition, sales of residential mortgage loans increased, as a strategic initiative for mortgage banking began to roll out, with the gain on sale of residential mortgage loans increasing by $484 thousand, or 149.4%, for the three months ended March 31, 2015 as compared to the same period in 2014. Residential mortgage loans originated for resale during the first quarter of 2015 totaled $27.2 million, representing a 195.7% increase from the $9.2 million originated in the same period in 2014. Dividends on bank stocks increased by $535 thousand, largely related to a $448 thousand special dividend received from the Federal Home Loan Bank of Pittsburgh (the “FHLB”) during the first quarter of 2015. Other operating income also increased by $414 thousand for the first quarter of 2015 as compared to the first quarter of 2014. The increase was partially related to the $102 thousand increase in bank-owned life insurance (“BOLI”) income, related to the $12.1 million of BOLI acquired in the Merger. Revenue from the Wealth Management Division continues to be strong, totaling $9.1 million for the first quarter of 2015 as compared to $8.9 million for the same period in 2014.

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended March 31,
(dollars in millions)	2015	2014
Residential mortgage loans held in portfolio	$379.4	$301.5
Mortgage originations	$35.7	$17.9
Mortgage loans sold:
Servicing retained	$24.6	$9.1
Servicing released	2.6	0.1

Total mortgage loans sold	$27.2	$9.2

Percent servicing-retained	90.3%	98.4%
Percent servicing-released	9.7%	1.6%
Percent of originated mortgage loans sold	76.2%	51.6%
Mortgage servicing rights (“MSRs”)	$4.8	$4.7
Net gain on sale of loans	$0.8	$0.3
Loan servicing and other fees	$0.6	$0.4
Amortization of MSRs	$0.1	$0.1
Net impairment of MSRs	$0.1	$—
Yield on loans sold (includes MSR income)	2.97%	3.51%
Residential mortgage loans serviced for others	$592.0	$598.3

The following table provides details of other operating income for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Merchant interchange fees	$297	$213
Commissions and fees	130	138
Bank-owned life insurance (“BOLI”) income	183	81
Safe deposit box rentals	93	100
Other investment income	71	(37)
Rental income	48	53
Miscellaneous other income	266	126

Other operating income	$1,088	$674

NON-INTEREST EXPENSE

Three Months Ended March 31, 2015 Compared to the Same Period in 2014

Non-interest expense for the three months ended March 31, 2015 increased $8.5 million, to $27.4 million, as compared to $18.9 million for the same period in 2014. Largely contributing to the increase was a $2.2 million increase in due diligence and merger-related expenses associated with the Merger. In addition to the increase in merger costs, the Corporation recorded increases of $2.4 million in salary and wages, $750 thousand in employee benefits, $533 thousand in occupancy and bank premises, and $529 thousand in furniture, fixtures and equipment expenses, much of which were related to the new staff and branches added in the Merger, in addition to annual salary increases and increased pension expenses as a result of lower returns on pension assets. Also, other operating expense increased by $1.3 million for the three months ended March 31, 2015 as compared to the same period in 2014. Partially contributing to this increase was a $177 thousand prepayment of debt penalty associated with FHLB borrowings and a $343 thousand early termination fee related to the cancellation of two interest rate swaps acquired in the Merger. In addition, there was a $104 thousand increase in FDIC insurance directly related to the addition of the deposits from the Merger and a $113 thousand increase in loan processing expense resulting from the added loan volume from CBH

The following table provides details of other operating expenses for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Debt prepayment penalties	$177	—
Deferred compensation trust expense	113	9
Director fees	151	125
Dues and subscriptions	100	82
FDIC insurance	375	271
Insurance	188	204
Loan processing	352	239
Miscellaneous	578	596
Mortgage servicing rights (“MSR”) amortization	114	115
MSR impairment (recovery)	73	(8)
OREO impairment	89	13
Other taxes	22	12
Outsourced services	105	108
Portfolio maintenance	101	96
Postage	150	128
Stationary and supplies	187	105
Swap termination penalties	343	—
Telephone	398	303
Temporary help and recruiting	234	188
Travel and entertainment	154	128

Other operating expense	$4,004	2,714

INCOME TAXES

Income tax expense for the three months ended March 31, 2015 was $4.1 million, as compared to $3.5 million for the same period in 2014, reflecting an increase in the effective tax rate from 34.5% for the first quarter of 2014 to 35.2% for the first quarter of 2015. The increase in effective tax rate was primarily related to non-tax-deductible merger expenses recorded in the three months ended March 31, 2015.

BALANCE SHEET ANALYSIS

Total assets as of March 31, 2015 of $2.94 billion increased $696.7 million from $2.25 billion as of December 31, 2014. The primary cause of this 31.0% increase in total assets was the Merger, which was completed on January 1, 2015. In order to illustrate the change in the Corporation’s balance sheet excluding the addition of the CBH balance sheet, the table below shows the January 1, 2015 pro-forma balance sheet immediately subsequent to the addition of CBH.

	Bryn Mawr Bank Corporation	Continental Bank Holdings, Inc.	Bryn Mawr Bank Corporation	Bryn Mawr Bank Corporation	Change from January 1, 2015 Pro Forma to March 31, 2015 ($)	Change from January 1, 2015 Pro Forma to March 31, 2015 (%)
(dollars in thousands)	December 31, 2014 (Actual)	January 1, 2015 (acquired)	January 1, 2015 (Pro forma)	March 31, 2015 (Actual)
Assets
Cash and due from banks	$16,717	$5,818	$22,535	$17,269	$(5,266)	(23.4)%
Interest-bearing deposits with banks	202,552	10,791	213,343	244,248	30,905	14.5%

Cash and cash equivalents	219,269	16,609	235,878	261,517	25,639	10.9%
Investment securities available for sale	229,577	181,838	411,415	334,746	(76,669)	(18.6)%
Investment securities, trading	3,896	—	3,896	4,035	139	3.6%
Loans held for sale	3,882	507	4,389	6,656	2,267	51.7%
Portfolio loans and leases	1,652,257	426,094	2,078,351	2,088,531	10,180	0.5%
Less: Allowance for loan and lease losses	(14,586)	—	(14,586)	(14,296)	290	(2.0)%

Net portfolio loans and leases	1,637,671	426,094	2,063,765	2,074,235	10,470	0.5%
Premises and equipment, net	33,748	9,037	42,785	42,888	103	0.2%
Accrued interest receivable	5,560	2,094	7,654	7,465	(189)	(2.5)%
Deferred income taxes	7,209	6,288	13,497	12,057	(1,440)	(10.7)%
Mortgage servicing rights	4,765	—	4,765	4,815	50	1.0%
Bank-owned life insurance	20,535	12,054	32,589	32,772	183	0.6%
FHLB stock	11,523	4,981	16,504	11,541	(4,963)	(30.1)%
Goodwill	35,781	65,838	101,619	101,619	—	—%
Intangible assets	22,521	4,983	27,504	26,522	(982)	(3.6)%
Other investments	5,226	50	5,276	9,238	3,962	75.1%
Other assets	5,343	10,960	16,303	13,073	(3,230)	(19.8)%

Total assets	$2,246,506	$741,333	$2,987,839	$2,943,179	$(44,660)	(1.5)%

Liabilities
Deposits:
Non-interest-bearing	$446,903	$93,852	$540,755	$582,495	$41,740	7.7%
Interest-bearing	1,241,125	387,822	1,628,947	1,658,869	29,922	1.8%

Total deposits	1,688,028	481,674	2,169,702	2,241,364	71,662	3.3%

Short-term borrowings	23,824	108,609	132,433	38,372	(94,061)	(71.0)%
FHLB advances and other borrowings	260,146	19,726	279,872	250,088	(29,784)	(10.6)%
Accrued interest payable	1,040	295	1,335	1,201	(134)	(10.0)%
Other liabilities	27,994	7,295	35,289	34,251	(1,038)	(2.9)%

Total liabilities	2,001,032	617,599	2,618,631	2,565,276	(53,355)	(2.0)%

Shareholders’ equity
Common stock	16,742	3,878	20,620	20,750	130	0.6%
Paid-in capital in excess of par value	100,486	119,856	220,342	223,389	3,047	1.4%
Common stock in treasury, at cost	(31,642)	—	(31,642)	(31,646)	(4)	—%
Accumulated other comprehensive loss, net of tax benefit	(11,704)	—	(11,704)	(10,287)	1,417	(12.1)%
Retained earnings	171,592	—	171,592	175,697	4,105	2.4%

Total shareholders’ equity	245,474	123,734	369,208	377,903	8,695	2.4%

Total liabilities and shareholders’ equity	$2,246,506	$741,333	$2,987,839	$2,943,179	$(44,660)	(1.5)%

Loans and Leases

The table below compares the portfolio loans and leases outstanding at March 31, 2015 to December 31, 2014:

	March 31, 2015		December 31, 2014		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$892,675	42.7%	$689,528	41.8%	$203,147	29.5%
Home equity lines & loans	209,037	10.0%	182,082	11.0%	26,955	14.8)%
Residential mortgage	379,363	18.2%	313,442	19.0%	65,921	21.0%
Construction	81,408	3.9%	66,267	4.0%	15,141	22.8%
Commercial and industrial	457,432	21.9%	335,645	20.3%	121,787	36.3%
Consumer	20,204	1.0%	18,480	1.1%	1,724	9.3)%
Leases	48,412	2.3%	46,813	2.8%	1,599	3.4%

Total portfolio loans and leases	2,088,531	100.0%	1,652,257	100.0%	436,274	26.4%
Loans held for sale	6,656		3,882		2,774	71.5%

Total loans and leases	$2,095,187		$1,656,139		$439,048	26.5%

Cash and Investment Securities

As of March 31, 2015, liquidity remained strong as the Corporation had $235.5 million of cash balances at the Federal Reserve and $8.7 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of March 31, 2015 totaled $334.7 million, as compared to $229.6 million as of December 31, 2014, primarily as a result of the $181.8 million of available for sale investments acquired in the Merger. During the three months ended March 31, 2014, $63.2 million of these acquired available for sale investment securities were sold in order to shorten the overall duration of the investment portfolio.

Deposits and Borrowings

Deposits and borrowings as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$349,582	15.6%	$277,228	16.4%	$72,354	26.1%
Money market	717,441	32.0%	566,354	33.5%	151,087	26.7%
Savings	184,819	8.2%	138,992	8.2%	45,827	33.0%
Wholesale non-maturity deposits	69,555	3.1%	66,693	4.0%	2,862	4.3%
Wholesale time deposits	73,476	3.3%	73,458	4.4%	18	0.0%
Retail time deposits	263,996	11.8%	118,400	7.0%	145,596	123.0%

Interest-bearing deposits	1,658,869	74.0%	1,241,125	73.5%	417,744	33.7%
Non-interest-bearing deposits	582,495	26.0%	446,903	26.5%	135,592	30.3%

Total deposits	$2,241,364	100.0%	$1,688,028	100.0%	$553,336	32.8%

	March 31, 2015		December 31, 2014		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$38,372	13.3%	$23,824	8.4%	$14,548	61.1%
Long-term FHLB advances and other borrowings	250,088	86.7%	260,146	91.6%	(10,058)	(3.9)%

Borrowed funds	$288,460	100.0%	$283,970	100.0%	$4,490	1.6%

Total deposits as of March 31, 2015 increased $553.3 million from the levels present as of December 31, 2014, largely as a result of the deposits assumed in the Merger. In addition, organic increases of $41.7 million and $29.9 million in non-interest-bearing deposits and interest-bearing deposits, respectively, were recorded between the dates.

Long-term FHLB advances and other borrowings decreased by $10.1 million during the three months ended March 31, 2015 as $19.7 million of long-term FHLB advances assumed in the Merger were prepaid, incurring a prepayment penalty of $177 thousand.

Capital

Consolidated shareholder’s equity of the Corporation was $377.9 million, or 12.8% of total assets as of March 31, 2015, as compared to $245.5 million, or 10.9% of total assets as of December 31, 2014. Equity issued in the Merger totaled $123.7 million. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2015 and December 31, 2014:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2015:
Total (Tier II) capital to risk weighted assets
Corporation	$296,757	13.72%	$216,291	10.00%
Bank	281,235	13.05%	215,557	10.00%
Tier I capital to risk weighted assets
Corporation	282,403	13.06%	173,033	8.00%
Bank	266,881	12.38%	172,446	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	282,403	13.06%	140,589	6.50%
Bank	266,881	12.38%	140,112	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	282,403	10.05%	140,435	5.00%
Bank	266,881	9.52%	140,185	5.00%
Tangible common equity to tangible assets
Corporation	249,762	8.87%
Bank	236,522	8.42%

December 31, 2014:
Total (Tier II) capital to risk weighted assets
Corporation	$217,317	12.86%	$169,071	10.00%
Bank	207,680	12.32%	168,557	10.00%
Tier I capital to risk weighted assets
Corporation	202,734	11.99%	101,442	6.00%
Bank	193,043	11.45%	101,134	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	202,734	9.54%	106,306	5.00%
Bank	193,043	9.09%	106,173	5.00%
Tangible common equity to tangible assets
Corporation	187,172	8.55%
Bank	177,480	8.13%

On January 1, 2015, new regulatory risk-based capital rules became effective. These new capital requirements, commonly referred to as “Basel III” regulatory reforms increased the minimum Tier I capital ratio in order to be considered well-capitalized from 6.0% to 8.0%. In addition, a new capital ratio, the Common Equity Tier I ratio was introduced, with a minimum, well-capitalized level of 6.5%. The new rules provided for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. On April 30, 2015, in connection with the filing of its March 31, 2015 Call Report, the Bank elected to opt-out of including these items in regulatory capital. For more information regarding Basel III, refer to Part I, Item 1 of the Corporation’s 2014 Annual Report, under the heading “Capital Adequacy.”

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. The capital ratios as of March 31, 2015 for both the Bank and the Corporation have improved from their December 31, 2014 levels, primarily as a result of the $123.7 million of equity issued in the CBH merger, as well as decreases in accumulated other comprehensive losses between the dates. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank.

There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

Shelf Registration Statement

In April 2015, the Corporation put in place a shelf registration statement (the “Shelf Registration Statement”) to replace its 2012 Shelf Registration Statement, which was set to expire in April 2015. This new Shelf Registration Statement allows the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, debt securities, warrants to purchase common stock, stock purchase contracts and units or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, such securities in a dollar amount up to $200 million, in the aggregate.

Dividend Reinvestment and Stock Purchase Plan

The Corporation has in place under the Shelf Registration Statement a Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the “Plan”), which, effective April 30, 2015, amended the Corporation’s previous plan, primarily to include administrative changes associated with the Corporation’s stock transfer agent, and replenished the number of shares authorized under the Plan such that 1,500,000 shares remain available for issuance thereunder. The Plan allows for the grant of a request for waiver (“RFW”) above the Plan’s maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of the Corporation’s common stock and general economic and market conditions. For the three months ended March 31, 2015, the Corporation issued 546 shares and raised $16 thousand through the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of March 31, 2015	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2014	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$795.0	74.0%	$608.2	68.9%	$186.8	30.7%
Federal Reserve Bank of Philadelphia	81.3	100.0%	71.9	100.0%	9.4	13.1%
Fed Funds Lines (six banks)	64.0	100.0%	64.0	100.0%	—	—%
Revolving line of credit with correspondent bank	5.0	100.0%	5.0	100.0%	—	—%

	$945.3	77.2%	$749.1	75.1%	$196.2	25.5%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with CDC to provide up to $5 million, excluding accrued interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $5.2 million in balances, including accrued interest, as of March 31, 2015 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $34.6 million in balances as of March 31, 2015 under this program.

The Corporation continually evaluates the cost and mix of its retail and wholesale funding sources relative to earning assets and expected future earning-asset growth. The Corporation believes that with its current branch network, along with the available borrowing capacity at FHLB and other sources, it has sufficient capacity available to fund expected earning-asset growth.

Discussion of Segments

The Corporation has two principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking and Wealth Management (see Note 11 in the accompanying Notes to Consolidated Financial Statements).

The Wealth Management segment, as discussed in the Non-Interest Income section above recorded a pre-tax segment profit (“PTSP”) of $4.0 million for the three months ended March 31, 2015, as compared to PTSP of $3.5 million for the same period in 2014. The Wealth Management segment provided 34.4% and 34.5% of the Corporation’s pre-tax profit for the three months ended March 31, 2015 and 2014, respectively.

The Banking Segment recorded a PTSP of $7.6 million for the three months ended March 31, 2015, as compared to $6.7 million for the same period in 2014. The Banking Segment provided 65.6% and 65.5% of the Corporation’s pre-tax profit for the three months ended March 31, 2015 and 2014, respectively.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2015 were $603.2 million, as compared to $479.0 million at December 31, 2014.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2015 amounted to $16.4 million, as compared to $15.3 million at December 31, 2014.

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

Contractual Cash Obligations of the Corporation as of March 31, 2015:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$1,903.9	$1,903.9	$—	$—	$—
Wholesale and retail time deposits	337.5	194.4	120.6	22.5	—
Short-term borrowings	38.3	38.3	—	—	—
Long-term FHLB advances and other borrowings	250.1	30.1	141.7	70.8	7.5
Operating leases	77.2	5.3	10.3	9.5	52.1
Purchase obligations	12.6	6.2	5.4	0.9	0.1

Total	$2,619.6	$2,178.2	$278.0	$103.7	59.7

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

•	the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, the real estate market, and the Corporation’s interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	any future downgrades in the credit rating of the U.S. Government and federal agencies;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	results of examinations by the Federal Reserve Board, including the possibility that the Federal Reserve Board may, among other things, require us to increase our allowance for loan losses or to write down assets;

•	changes in accounting requirements or interpretations;

•	changes in existing statutes, regulatory guidance, legislation or judicial decisions that adversely affect our business, including changes in federal income tax, state income taxes, without limitation, the Pennsylvania Bank Shares Tax or other tax regulations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•	the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in the Corporation’s trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally and such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);

•	the Corporation’s need for capital;

•	the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers’ needs;

•	differences in the actual financial results, cost savings, and revenue enhancements associated with our acquisitions;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in our investment products in a manner that meets customers’ needs;

•	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the Corporation’s ability to originate, sell and service residential mortgage loans;

•	the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, the market value of mortgage servicing rights and various financial assets and liabilities;

•	the Corporation’s ability to retain key members of the senior management team;

•	the ability of key third-party providers to perform their obligations to the Corporation and the Bank;

•	technological changes being more difficult or expensive than anticipated;

•	the businesses of the Corporation and CBH will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	revenues now that the Corporation’s acquisition of CBH has been completed may be lower than expected;

•	deposit attrition, operating costs, customer loss and business disruption as a result of the Corporation’s acquisition of CBH, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected;

•	material differences in the actual financial results of the Corporation’s merger and acquisition activities compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within the expected time frame, including as to the Corporation’s acquisition of CBH; and

•	the Corporation’s success in managing the risks involved in the foregoing.

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

See Item 2 – “Management’s Discussion and Analysis of Results of Operations – Interest Rate Summary,” “Summary of Interest Rate Simulation,” and “Gap Analysis” for a discussion of the Corporation’s and Bank’s exposure to market risk since December 31, 2014. For further discussion of quantitative and qualitative disclosures about market risks, please also refer to the Corporation’s 2014 Annual Report.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, J. Duncan Smith, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2015.

There have not been any changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1.	Legal Proceedings.

None.

ITEM 1A.

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the first quarter of 2015 (1) :

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2015 – January 31, 2015	198	$31.30	—	195,705
February 1, 2015 – February 28, 2015	—	$—	—	195,705
March 1, 2015 – March 31, 2015	—	$—	—	195,705

Total	198	$31.30	—	195,705

(1)	On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions. As of March 31, 2015, the maximum number of shares that may yet be purchased under the 2006 Program was 195,705.
(2)	On January 2, 2015, 198 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1	Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective April 30, 2015, incorporated by reference to the Corporation’s prospectus supplement filed with the SEC on May 1, 2015 pursuant to Rule 424(b) under the Securities Act of 1933, as amended

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: May 8, 2015	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By:	/s/ J. DUNCAN SMITH
J. Duncan Smith
Treasurer & Chief Financial Officer
(Principal Financial Officer)

Form 10-Q

Index to Exhibits Furnished Herewith

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

10.1	Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective April 30, 2015, incorporated by reference to the Corporation’s prospectus supplement filed with the SEC on May 1, 2015 pursuant to Rule 424(b) under the Securities Act of 1933, as amended

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith