Form 10-Q
period 2015-06-30
BRYN MAWR BANK CORP
filed 2015-08-07
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended June 30, 2015

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

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 4, 2015
Common Stock, par value $1	17,768,900

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2015

Index

PART I -	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Financial Statements	Page 3

	Notes to Consolidated Financial Statements	Page 8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 45

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 62

ITEM 4.	Controls and Procedures	Page 62

PART II -	OTHER INFORMATION	Page 62

ITEM 1.	Legal Proceedings	Page 62

ITEM 1A.	Risk Factors	Page 62

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 63

ITEM 3.	Defaults Upon Senior Securities	Page 63

ITEM 4.	Mine Safety Disclosures	Page 63

ITEM 5.	Other Information	Page 63

ITEM 6.	Exhibits	Page 64

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	(unaudited)
	June 30,	December 31,
(dollars in thousands)	2015	2014
Assets
Cash and due from banks	$20,258	$16,717
Interest bearing deposits with banks	156,282	202,552
Cash and cash equivalents	176,540	219,269
Investment securities available for sale, at fair value (amortized cost of $347,431 and $227,553 as of June 30, 2015 and December 31, 2014 respectively)	349,496	229,577
Investment securities, trading	4,029	3,896
Loans held for sale	15,363	3,882
Portfolio loans and leases, originated	1,692,027	1,535,004
Portfolio loans and leases, acquired	461,236	117,253
Total portfolio loans and leases	2,153,263	1,652,257
Less: Allowance for originated loan and lease losses	(14,937)	(14,500)
Less: Allowance for acquired loan and lease losses	(22)	(86)
Total allowance for loan and lease losses	(14, 959)	(14,586)
Net portfolio loans and leases	2,138,304	1,637,671
Premises and equipment, net	43,164	33,748
Accrued interest receivable	7,518	5,560
Deferred income taxes	11,066	7,209
Mortgage servicing rights	4,970	4,765
Bank owned life insurance	32,941	20,535
Federal Home Loan Bank stock	11,542	11,523
Goodwill	104,322	35,781
Intangible assets	26,309	22,521
Other investments	9,295	5,226
Other assets	15,155	5,343
Total assets	$2,950,014	$2,246,506
Liabilities
Deposits:
Non-interest-bearing	$636,390	$446,903
Interest-bearing	1,624,257	1,241,125
Total deposits	2,260,647	1,688,028

Short-term borrowings	26,406	23,824
Long-term FHLB advances and other borrowings	244,923	260,146
Accrued interest payable	1,292	1,040
Other liabilities	35,648	27,994
Total liabilities	2,568,916	2,001,032
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 20,847,571 and 16,742,135 shares as of June 30, 2015 and December 31, 2014, respectively, and outstanding of 17,786,293 and 13,769,336 as of June 30, 2015 and December 31, 2014, respectively	20,848	16,742
Paid-in capital in excess of par value	225,837	100,486
Less: Common stock in treasury at cost - 3,061,278 and 2,972,799 shares as of June 30, 2015 and December 31, 2014, respectively	(34,346)	(31,642)
Accumulated other comprehensive loss, net of tax benefit	(11,634)	(11,704)
Retained earnings	180,393	171,592
Total shareholders' equity	381,098	245,474
Total liabilities and shareholders' equity	$2,950,014	$2,246,506

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$25,568	$19,876	$50,732	$38,918
Interest on cash and cash equivalents	124	44	239	81
Interest on investment securities:
Taxable	1,161	891	2,481	1,842
Non-taxable	106	101	241	204
Dividends	34	29	54	57
Total interest income	26,993	20,941	53,747	41,102
Interest expense on:
Deposits	1,062	713	2,090	1,402
Short-term borrowings	10	5	31	8
FHLB advances and other borrowings	851	781	1,761	1,527
Total interest expense	1,923	1,499	3,882	2,937
Net interest income	25,070	19,442	49,865	38,165
Provision for loan and lease losses	850	(100)	1,419	650
Net interest income after provision for loan and lease losses	24,220	19,542	48,446	37,515
Non-interest income:
Fees for wealth management services	9,600	9,499	18,705	18,412
Service charges on deposits	752	656	1,464	1,257
Loan servicing and other fees	597	428	1,188	874
Net gain on sale of residential mortgage loans	778	537	1,586	861
Net gain on sale of investment securities available for sale	3	85	813	81
Net gain on sale of other real estate owned ("OREO")	75	220	90	220
Dividend on bank stocks	299	199	914	278
Insurance commissions	817	128	1,838	234
Other operating income	1,256	1,005	2,344	1,679
Total non-interest income	14,177	12,757	28,942	23,896
Non-interest expenses:
Salaries and wages	11,064	9,694	21,934	18,134
Employee benefits	2,618	1,809	5,347	3,788
Occupancy and bank premises	2,808	1,683	5,274	3,616
Furniture, fixtures, and equipment	1,488	1,089	3,000	2,072
Advertising	479	455	1,036	794
Amortization of intangible assets	955	636	1,937	1,273
Due diligence and merger-related expenses	1,294	377	3,795	641
Professional fees	827	914	1,500	1,507
Pennsylvania bank shares tax	433	412	866	780
Information technology	814	697	1,516	1,346
Other operating expenses	3,202	2,860	7,206	5,574
Total non-interest expenses	25,982	20,626	53,411	39,525
Income before income taxes	12,415	11,673	23,977	21,886
Income tax expense	4,296	4,069	8,364	7,593
Net income	$8,119	$7,604	$15,613	$14,293

Basic earnings per common share	$0.46	$0.56	$0.89	$1.06
Diluted earnings per common share	$0.45	$0.55	$0.87	$1.03
Dividends declared per share	$0.19	$0.18	$0.38	$0.36

Weighted-average basic shares outstanding	17,713,794	13,531,155	17,630,263	13,508,311
Dilutive shares	340,869	304,998	349,163	304,913
Adjusted weighted-average diluted shares	18,054,663	13,836,153	17,979,426	13,813,224

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$8,119	$7,604	$15,613	$14,293

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(685), $702, $299 and $1,317, respectively	(1,273)	1,303	554	2,445
Less: reclassification adjustment for net (gains) losses on sales realized in net income, net of tax expense (benefit) of $1, $30, $285 and $28, respectively	(2)	(55)	(528)	(52)
Unrealized investment (losses) gains, net of tax (benefit) expense of $(686), $672, $14 and $1,289, respectively	(1,275)	1,248	26	2,393
Net change in fair value of derivative used for cash flow hedge:
Change in fair value of hedging instruments, net of tax expense (benefit) of $98, $(130), $(28) and $(253), respectively	183	(242)	(51)	(469)
Net change in unfunded pension liability:
Change in unfunded pension liability, net of tax (benefit) expense of $(137), $25, $51 and $50, respectively	(255)	47	95	93
Total other comprehensive (loss) income	(1,347)	1,053	70	2,017

Total comprehensive income	$6,772	$8,657	$15,683	$16,310

The accompanying notes are an integral part of the unaudited consolidated financial statements.

 BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Six Months Ended June 30,
	2015	2014
Operating activities:
Net Income	$15,613	$14,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,419	650
Depreciation of fixed assets	2,302	1,606
Net amortization of investment premiums and discounts	1,593	1,212
Net gain on sale of investment securities available for sale	(813)	(81)
Net gain on sale of residential mortgage loans	(1,586)	(861)
Stock based compensation cost	737	609
Amortization and net impairment of mortgage servicing rights	315	231
Net accretion of fair value adjustments	(2,994)	(1,719)
Amortization of intangible assets	1,937	1,273
Impairment of other real estate owned ("OREO")	90	-
Net gain on sale of OREO	(90)	(220)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(352)	(155)
Other, net	3	(3,099)
Loans originated for resale	(75,646)	(24,672)
Proceeds from loans sold	65,738	25,011
Provision for deferred income taxes	3,215	1,620
Excess tax benefit from stock-based compensation	(470)	(240)
Change in income taxes payable/receivable	(1,418)	53
Change in accrued interest receivable	136	202
Change in accrued interest payable	(43)	(6)
Net cash provided by operating activities	9,686	15,707
Investing activities:
Purchases of investment securities available for sale	(90,142)	(21,827)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	33,980	18,159
Proceeds from sale of investment securities available for sale	62,827	4,125
Net change in FHLB stock	4,962	(1,121)
Proceeds from calls of investment securities	55,365	21,500
Net change in other investments	(4,019)	(70)
Net portfolio loan and lease originations	(75,683)	(68,225)
Purchases of premises and equipment	(2,747)	(2,545)
Acquisitions, net of cash acquired	16,129	-
Proceeds from sale of OREO	928	1,097
Net cash provided by (used in) investing activities	1,600	(48,907)
Financing activities:
Change in deposits	91,394	28,598
Change in short-term borrowings	(105,958)	2,429
Dividends paid	(6,719)	(4,888)
Change in FHLB advances and other borrowings	(34,884)	27,548
Excess tax benefit from stock-based compensation	470	240
Net purchase of treasury stock	(2,748)	(243)
Proceeds from issuance of common stock	20	32
Proceeds from exercise of stock options	4,410	1,377
Net cash (used in) provided by financing activities	(54,015)	55,093

Change in cash and cash equivalents	(42,729)	21,893
Cash and cash equivalents at beginning of period	219,269	81,071
Cash and cash equivalents at end of period	$176,540	$102,964
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$6,600	$5,921
Interest	$3,630	$2,943
Non-cash information:
Available for sale securities purchased, not settled	$851	$-
Change in other comprehensive loss	$70	$2,017
Change in deferred tax due to change in comprehensive income	$37	$1,086
Transfer of loans to other real estate owned	$234	$875
Issuance of shares and options for acquisitions	$123,734	$-
Acquisition of noncash assets and liabilities:
Assets acquired	$727,379	$-
Liabilities assumed	$619,774	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except per share information)

	For the Six Months Ended June 30, 2015
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity

Balance December 31, 2014	16,742,135	$16,742	$100,486	$(31,642)	$(11,704)	$171,592	$245,474
Net income	-	-	-	-	-	15,613	15,613
Dividends declared, $0.38 per share	-	-	-	-	-	(6,812)	(6,812)
Other comprehensive income, net of tax expense of $37	-	-	-	-	70	-	70
Stock based compensation	-	-	737	-	-	-	737
Excess tax benefit from stock-based compensation	-	-	470	-	-	-	470
Retirement of treasury stock	(4,418)	(4)	(40)	44	-	-	-
Net purchase of treasury stock	-	-		(2,748)	-	-	(2,748)
Shares issued in acquisitions	3,878,304	3,878	117,513				121,391
Options assumed in acquisitions	-	-	2,343				2,343
Common stock issued:							-
Dividend Reinvestment and Stock Purchase Plan	663	1	19	-	-	-	20
Share-based awards and options exercises	230,887	231	4,309	-	-	-	4,540
Balance June 30, 2015	20,847,571	$20,848	$225,837	$(34,346)	$(11,634)	$180,393	$381,098

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share data)	2015	2014	2015	2014
Numerator:
Net income available to common shareholders	$8,119	$7,604	$15,613	$14,293
Denominator for basic earnings per share – weighted average shares outstanding	17,713,794	13,531,155	17,630,263	13,508,311
Effect of dilutive common shares	340,869	304,998	349,163	304,913
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	18,054,663	13,836,153	17,979,426	13,813,224
Basic earnings per share	$0.46	$0.56	$0.89	$1.06
Diluted earnings per share	$0.45	$0.55	$0.87	$1.03
Antidilutive shares excluded from computation of average dilutive earnings per share	—	—	—	—

Note 3 - Business Combinations

Robert J. McAllister Agency, Inc. (“RJM”)

The acquisition of RJM, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on April 1, 2015. The consideration paid by the Corporation was $1.0 million, of which $500 thousand was paid at closing and five contingent cash payments, not to exceed $100 thousand each, will be payable on each of March 31, 2016, March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. The acquisition will enhance the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

In connection with the RJM acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash paid at closing	$500
Contingent payment liability	500
Value of consideration	1,000

Assets acquired:
Cash operating accounts	20
Intangible assets – customer relationships	424
Intangible assets – non-competition agreements	257
Intangible assets – trade name	129
Other assets	4
Total assets	834

Liabilities assumed:
Deferred tax liability	336
Other liabilities	46
Total liabilities	382

Net assets acquired	452

Goodwill resulting from acquisition of RJM	$548

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

In connection with the Merger, the consideration paid and the estimated fair value of identifiable assets acquired and liabilities assumed as of the date of the Merger are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (3,878,304)	$121,391
Cash in lieu of fractional shares	2
Cash-out of certain warrants	1,323
Fair value of options assumed	2,343
Value of consideration	125,059

Assets acquired:
Cash and due from banks	17,934
Investment securities available for sale	181,838
Loans	424,737
Premises and equipment	9,037
Deferred income taxes	7,445
Bank-owned life insurance	12,054
Core deposit intangible	4,191
Favorable lease asset	724
Other assets	17,998
Total assets	675,958

Liabilities assumed:
Deposits	481,674
FHLB and other long-term borrowings	19,726
Short-term borrowings	108,609
Unfavorable lease liability	2,884
Other liabilities	5,999
Total liabilities	618,892

Net assets acquired	57,066

Goodwill resulting from acquisition of CBH	$67,993

The following table details the adjustments to fair value of the net assets acquired and liabilities assumed from the amounts originally reported in the Form 10-Q for the periods ended March 31, 2015:

Goodwill resulting from acquisition of CBH reported on Form 10-Q for the quarter ended March 31, 2015	$65,838
Effect of adjustments to:
Assets:
Portfolio loans	(1,864)
Deferred income taxes	1,157
Favorable lease asset	(68)
Other assets	(87)
Liabilities:
Other liabilities	1,293
Adjusted goodwill resulting from acquisition of CBH as of June 30, 2015	$67,993

The fair values of the assets acquired and liabilities assumed are preliminary estimates.

Pro Forma Income Statements

The following pro forma income statements for the three and six months ended June 30, 2014 and 2015 present the pro forma results of operations of the combined institution (CBH and the Corporation) had the merger occurred on January 1, 2014 and January 1, 2015, respectively. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations for the three or six months ended June 30, 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$25,070	$25,646	$49,865	$50,310
Provision for loan and lease losses	850	88	1,419	1,207
Net interest income after provision for loan and lease losses	24,220	25,558	48,446	49,103
Non-interest income	14,177	13,587	28,942	25,316
Non-interest expense	25,982	25,489	53,411	49,031
Income before income taxes	12,415	13,656	23,977	25,388
Income tax expense	4,296	4,948	8,364	8,916
Net income	$8,119	$8,708	$15,613	$16,472
Per share data*:
Weighted-average basic shares outstanding	17,713,794	17,409,459	17,630,263	17,386,615
Dilutive shares	340,869	383,581	349,163	383,496
Adjusted weighted-average diluted shares	18,054,663	17,793,040	17,979,426	17,770,111
Basic earnings per common share	$0.46	$0.50	$0.89	$0.95
Diluted earnings per common share	$0.45	$0.49	$0.87	$0.93

* Assumes that the shares of common stock outstanding as of December 31, 2014 for CBH were outstanding for the full three and six months ended June 30, 2014 and therefore equal the weighted average shares of common stock outstanding for the three and six months ended June 30, 2014. The merger conversion of 8,618,629 shares of CBH common stock equals 3,878,304 shares of Corporation common stock (8,618,629 times 0.45 minus 79 fractional shares paid in cash).

Powers Craft Parker and Beard, Inc. (“PCPB”)

The acquisition of PCPB, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on October 1, 2014. The consideration paid by the Corporation was $7.0 million, of which $5.4 million was paid at closing and three contingent cash payments, not to exceed $542 thousand each, will be payable on each of September 30, 2015, September 30, 2016 and September 30, 2017, subject to the attainment of certain revenue targets during the related periods. As of June 30, 2015, it is anticipated that the revenue target for the September 30, 2015 payment will be met. The acquisition will enable the Corporation to offer a comprehensive line of insurance solutions to both individual and business clients.

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

Note 4 - Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of June 30, 2015

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$—	$—	$101
Obligations of U.S. government agency securities	92,943	388	(206)	93,125
Obligations of state & political subdivisions	41,269	117	(68)	41,318
Mortgage-backed securities	159,741	1,852	(309)	161,284
Collateralized mortgage obligations	35,871	311	(88)	36,094
Other investments	17,506	158	(90)	17,574
Total	$347,431	$2,826	$(761)	$349,496

As of December 31, 2014

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(2)	$100
Obligations of the U.S. government and agencies	66,881	171	(290)	66,762
Obligations of state and political subdivisions	28,955	137	(47)	29,045
Mortgage-backed securities	79,498	1,914	(30)	81,382
Collateralized mortgage obligations	34,618	299	(120)	34,797
Other investments	17,499	173	(181)	17,491
Total	$227,553	$2,694	$(670)	$229,577

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of June 30, 2015

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$28,236	$(128)	$2,937	$(78)	$31,173	$(206)
Obligations of state and political subdivisions	16,691	(55)	2,734	(13)	19,425	(68)
Mortgage-backed securities	49,824	(309)	—	—	49,824	(309)
Collateralized mortgage obligations	7,411	(59)	2,783	(29)	10,194	(88)
Other investments	14,507	(90)	—	—	14,507	(90)
Total	$116,669	$(641)	$8,454	$(120)	$125,123	$(761)

As of December 31, 2014

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$100	$(2)	$100	$(2)
Obligations of the U.S. government and agencies	16,822	(28)	22,691	(262)	39,513	(290)
Obligations of state and political subdivisions	4,777	(19)	4,060	(28)	8,837	(47)
Mortgage-backed securities	2,289	(14)	3,814	(16)	6,103	(30)
Collateralized mortgage obligations	3,274	(22)	9,507	(98)	12,781	(120)
Other investments	13,717	(181)	—	—	13,717	(181)
Total	$40,879	$(264)	$40,172	$(406)	$81,051	$(670)

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

As of June 30, 2015 and December 31, 2014, securities having fair values of $160.8 million and $91.9 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of June 30, 2015 and December 31, 2014, by contractual maturity, are shown below:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities[1]:
Due in one year or less	$8,888	$8,894	$15,254	$15,277
Due after one year through five years	74,849	74,939	59,433	59,463
Due after five years through ten years	29,898	29,851	23,151	23,067
Due after ten years	22,578	22,753	—	—
Subtotal	136,213	136,437	97,838	97,807
Mortgage-related securities[2]	195,612	197,378	114,116	116,179
Total	$331,825	$333,815	$211,954	$213,986

1 Included in the investment portfolio, but not in the table above, are mutual funds with a fair value, as of both June 30, 2015 and December 31, 2014, of $15.6 million which have no stated maturity.

2 Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2015 and December 31, 2014, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

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

A. The table below details all portfolio loans and leases as of the dates indicated:

	June 30, 2015	December 31, 2014
Loans held for sale	$15,363	$3,882
Real estate loans:
Commercial mortgage	$924,161	$689,528
Home equity lines and loans	211,982	182,082
Residential mortgage	381,323	313,442
Construction	88,122	66,267
Total real estate loans	1,605,588	1,251,319
Commercial and industrial	472,702	335,645
Consumer	25,123	18,480
Leases	49,850	46,813
Total portfolio loans and leases	2,153,263	1,652,257
Total loans and leases	$2,168,626	$1,656,139
Loans with fixed rates	$987,527	$927,009
Loans with adjustable or floating rates	1,181,099	729,130
Total loans and leases	$2,168,626	$1,656,139
Net deferred loan origination costs included in the above loan table	$280	$324

    The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

	June 30, 2015	December 31, 2014
Loans held for sale	$15,363	$3,882
Real estate loans:
Commercial mortgage	$706,248	$637,100
Home equity lines and loans	170,051	164,554
Residential mortgage	281,741	276,596
Construction	74,339	66,206
Total real estate loans	1,232,379	1,144,456
Commercial and industrial	385,037	325,264
Consumer	24,761	18,471
Leases	49,850	46,813
Total portfolio loans and leases	1,692,027	1,535,004
Total loans and leases	$1,707,390	$1,538,886
Loans with fixed rates	$790,508	$856,203
Loans with adjustable or floating rates	916,882	682,683
Total originated loans and leases	$1,707,390	$1,538,886
Net deferred loan origination costs included in the above loan table	280	324

     The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

	June 30, 2015	December 31, 2014
Real estate loans:
Commercial mortgage	$217,913	$52,428
Home equity lines and loans	41,931	17,528
Residential mortgage	99,582	36,846
Construction	13,783	61
Total real estate loans	373,209	106,863
Commercial and industrial	87,665	10,381
Consumer	362	9
Total portfolio loans and leases	461,236	117,253
Total loans and leases	$461,236	$117,253
Loans with fixed rates	$197,019	$70,806
Loans with adjustable or floating rates	264,217	46,447
Total acquired loans and leases	$461,236	$117,253

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Minimum lease payments receivable	$56,398	$53,131
Unearned lease income	(8,832)	(8,546)
Initial direct costs and deferred fees	2,284	2,228
Total	$49,850	$46,813

C. Non-Performing Loans and Leases(1)

The following table details all non-performing portfolio loans and leases as of the dates indicated:

(dollars in thousands)	June 30, 2015	December 31, 2014
Non-accrual loans and leases:
Commercial mortgage	$592	$668
Home equity lines and loans	1,605	1,061
Residential mortgage	5,320	5,693
Construction	139	263
Commercial and industrial	1,283	2,390
Consumer	—	—
Leases	57	21
Total	$8,996	$10,096

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $500 thousand and $572 thousand of purchased credit-impaired loans as of June 30, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition.

    The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	June 30, 2015	December 31, 2014
Non-accrual originated loans and leases:
Commercial mortgage	$—	$—
Home equity lines and loans	1,477	904
Residential mortgage	4,092	4,662
Construction	139	263
Commercial and industrial	266	1,583
Consumer	—	—
Leases	57	21
Total	$6,031	$7,433

The following table details non-performing acquired portfolio loans(1) as of the dates indicated:

(dollars in thousands)	June 30, 2015	December 31, 2014
Non-accrual acquired loans and leases:
Commercial mortgage	$592	$668
Home equity lines and loans	128	157
Residential mortgage	1,228	1,031
Construction	—	—
Commercial and industrial	1,017	807
Consumer	—	—
Total	$2,965	$2,663

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $500 thousand and $572 thousand of purchased credit-impaired loans as of June 30, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Outstanding principal balance	$26,646	$12,491
Carrying amount(1)	$17,355	$9,045

(1)

Includes $1.1 million and $105 thousand purchased credit-impaired loans as of June 30, 2015 and December 31, 2014, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $500 thousand and $572 thousand of purchased credit-impaired loans as of June 30, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the six months ended June 30, 2015:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2014	$5,357
Accretion	(1,113)
Reclassifications from nonaccretable difference	5
Additions/adjustments	3,132
Disposals	(339)
Balance, June 30, 2015	$7,042

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of June 30, 2015
Commercial mortgage	$2,748	$—	$—	$2,748	$920,821	$923,569	$592	$924,161
Home equity lines and loans	312	57	—	369	210,008	210,377	1,605	211,982
Residential mortgage	1,312	203	—	1,515	374,488	376,003	5,320	381,323
Construction	—	—	—	—	87,983	87,983	139	88,122
Commercial and industrial	—	303	—	303	471,116	471,419	1,283	472,702
Consumer	—	1	—	1	25,122	25,123	—	25,123
Leases	235	62	—	297	49,496	49,793	57	49,850
	$4,607	$626	$—	$5,233	$2,139,034	$2,144,267	$8,996	$2,153,263

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2014
Commercial mortgage	$71	$1,185	$—	$1,256	$687,604	$688,860	$668	$689,528
Home equity lines and loans	26	—	—	26	180,995	181,021	1,061	182,082
Residential mortgage	381	123	—	504	307,245	307,749	5,693	313,442
Construction	—	—	—	—	66,004	66,004	263	66,267
Commercial and industrial	390	–	—	390	332,865	333,255	2,390	335,645
Consumer	19	3	—	22	18,458	18,480	—	18,480
Leases	18	17	—	35	46,757	46,792	21	46,813
	$905	$1,328	$—	$2,233	$1,639,928	$1,642,161	$10,096	$1,652,257

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of June 30, 2015
Commercial mortgage	$233	$—	$—	$233	$706,015	$706,248	$—	$706,248
Home equity lines and loans	21	—	—	21	168,553	168,574	1,477	170,051
Residential mortgage	823	1	—	824	276,823	277,647	4,092	281,739
Construction	—	—	—	—	74,200	74,200	139	74,339
Commercial and industrial	—	142	—	142	384,631	384,773	265	385,038
Consumer	—	1	—	1	24,761	24,762	—	24,762
Leases	235	62	—	297	49,496	49,793	57	49,850
	$1,312	$206	$—	$1,518	$1,684,479	$1,685,997	$6,030	$1,692,027

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2014
Commercial mortgage	$—	$1,185	$—	$1,185	$635,914	$637,099	$—	$637,099
Home equity lines and loans	19	—	—	19	163,631	163,650	904	164,554
Residential mortgage	218	123	—	341	271,593	271,934	4,662	276,596
Construction	—	—	—	—	65,943	65,943	263	66,206
Commercial and industrial	119	—	—	119	323,561	323,680	1,583	325,263
Consumer	19	3	—	22	18,450	18,472	—	18,472
Leases	18	17	—	35	46,757	46,792	21	46,813
	$393	$1,328	$—	$1,721	$1,525,849	$1,527,570	$7,433	$1,535,003

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of June 30, 2015
Commercial mortgage	$2,515	$—	$—	$2,515	$214,806	$217,321	$592	$217,913
Home equity lines and loans	291	57	—	348	41,455	41,803	128	41,931
Residential mortgage	489	202	—	691	97,665	98,356	1,228	99,584
Construction	—	—	—	—	13,783	13,783	—	13,783
Commercial and industrial	—	161	—	161	86,485	86,646	1,018	87,664
Consumer	—	—	—	—	361	361	—	361
	$3,295	$420	$—	$3,715	$454,555	$458,270	$2,966	$461,236

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2014
Commercial mortgage	$71	$—	$—	$71	$51,690	$51,761	$668	$52,429
Home equity lines and loans	7	—	—	7	17,364	17,371	157	17,528
Residential mortgage	163	—	—	163	35,652	35,815	1,031	36,846
Construction	—	—	—	—	61	61	—	61
Commercial and industrial	271	—	—	271	9,304	9,575	807	10,382
Consumer	—	—	—	—	8	8	—	8
	$512	$—	$—	$512	$114,079	$114,591	$2,663	$117,254

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three and six months ended June 30, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2015	$3,776	$2,051	$1,866	$1,373	$3,985	$257	$484	$504	$14,296
Charge-offs	(50)	(75)	(47)	—	—	(40)	(105)	—	(317)
Recoveries	2	64	4	1	10	5	44	—	130
Provision for loan and lease losses	(69)	(71)	(15)	88	891	102	76	(152)	850
Balance, June 30, 2015	$3,659	$1,969	$1,808	$1,462	$4,886	$324	$499	$352	$14,959

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2014	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586
Charge-offs	(50)	(204)	(515)	—	(271)	(75)	(125)	—	(1,240)
Recoveries	23	69	8	2	26	8	58	—	194
Provision for loan and lease losses	(262)	187	579	93	598	153	98	(27)	1,419
Balance June 30, 2015	$3,659	$1,969	$1,808	$1,462	$4,886	$324	$499	$352	$14,959

The following table details the roll-forward of the Allowance for the three and six months ended June 30, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2014	$3,971	$2,129	$2,318	$867	$5,356	$286	$615	$228	$15,770
Charge-offs	—	(57)	—	—	(168)	(39)	(40)		(304)
Recoveries	—	2	8	—	53	3	38		104
Provision for loan and lease losses	(140)	520	61	133	(583)	11	(172)	70	(100)
Balance, June 30, 2014	$3,831	$2,594	$2,387	$1,000	$4,658	$261	$441	$298	$15,470

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2013	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515
Charge-offs	(20)	(443)	(17)	—	(169)	(71)	(122)		(842)
Recoveries	1	2	12	—	54	6	72		147
Provision for loan and lease losses	53	831	(54)	155	(238)	67	(113)	(51)	650
Balance June 30, 2014	$3,831	$2,594	$2,387	$1,000	$4,658	$261	$441	$298	$15,470

The following table details the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of June 30, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$76	$—	$103	$5	$—	$—	$184
Collectively evaluated for impairment	3,659	1,969	1,732	1,462	4,783	319	499	352	14,775
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$3,659	$1,969	$1,808	$1,462	$4,886	$324	$499	$352	$14,959
As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$4	$184	$—	$448	$32	$—	$—	$668
Collectively evaluated for impairment	3,948	1,913	1,552	1,366	4,085	206	468	379	13,917
Purchased credit-impaired(1)	—	—	—	1	—	—	—	—	1
Total	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

 The following table details the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of June 30, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$92	$1,719	$8,212	$139	$2,311	$31	$—	$12,504
Collectively evaluated for impairment	910,538	210,085	373,091	85,771	468,977	25,092	49,850	2,123,404
Purchased credit-impaired(1)	13,531	177	20	2,212	1,415	—	—	17,355
Total	$924,161	$211,981	$381,323	$88,122	$472,703	$25,123	$49,850	$2,153,263
As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$97	$1,155	$8,642	$264	$3,460	$31	$—	$13,649
Collectively evaluated for impairment	680,820	180,912	304,773	65,942	331,854	18,449	46,813	1,629,563
Purchased credit-impaired(1)	8,611	15	27	61	331	—	—	9,045
Total	$689,528	$182,082	$313,442	$66,267	$335,645	$18,480	$46,813	$1,652,257

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of June 30, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$54	$—	$103	$5	$—	$—	$162
Collectively evaluated for impairment	3,659	1,969	1,732	1,462	4,783	319	499	352	14,775
Total	$3,659	$1,969	$1,786	$1,462	$4,886	$324	$499	$352	$14,937
As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$4	$162	$—	$448	$32	$—	$—	$646
Collectively evaluated for impairment	3,948	1,851	1,551	1,366	4,085	206	468	379	13,854
Total	$3,948	$1,855	$1,713	$1,366	$4,533	$238	$468	$379	$14,500

The following table details the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of June 30, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$—	$1,591	$6,590	$139	$1,276	$31	$—	$9,627
Collectively evaluated for impairment	706,248	168,460	275,151	74,200	383,761	24,730	49,850	1,682,400
Total	$706,248	$170,051	$281,741	$74,339	$385,037	$24,761	$49,850	$1,692,027
As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$—	$998	$7,211	$264	$2,632	$31	$—	$11,136
Collectively evaluated for impairment	637,099	163,557	269,385	65,942	322,632	18,440	46,813	1,523,868
Total	$637,099	$164,555	$276,596	$66,206	$325,264	$18,471	$46,813	$1,535,004

The following table details the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of June 30, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$22	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$22	$—	$—	$—	$—	$—	$22
As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$22	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	—	62	1	—	—	—	—	—	63
Purchased credit-impaired(1)	—	—	—	1	—	—	—	—	1
Total	$—	$62	$23	$1	$—	$—	$—	$—	$86

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of June 30, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$92	$128	$1,622	$—	$1,035	$—	$—	$2,877
Collectively evaluated for impairment	204,290	41,625	97,940	11,571	85,216	362	—	441,004
Purchased credit-impaired(1)	13,531	177	20	2,212	1,415	—	—	17,355
Total	$217,913	$41,930	$99,582	$13,783	$87,666	$362	$—	$461,236
As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$97	$157	$1,431	$—	$828	$—	$—	$2,513
Collectively evaluated for impairment	43,721	17,355	35,388	—	9,222	9	—	105,695
Purchased credit-impaired(1)	8,611	15	—	61	331	—	—	9,018
Total	$52,429	$17,527	$36,819	$61	$10,381	$9	$—	$117,226

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2015 and December 31, 2014:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Pass	$903,177	$683,549	$83,300	$66,004	$463,382	$329,299	$1,449,859	$1,078,852
Special Mention	5,324	4,364	—	—	3,076	1,149	8,400	5,513
Substandard	15,660	1,615	2,793	263	5,677	5,197	24,130	7,075
Doubtful	—	—	2,029	—	567	—	2,596	—
Total	$924,161	$689,528	$88,122	$66,267	$472,702	$335,645	$1,484,985	$1,091,440

	Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Performing	$376,003	$307,749	$210,377	$181,021	$25,123	$18,480	$49,793	$46,792	$661,296	$554,043
Non-performing	5,320	5,693	1,605	1,061	—	—	57	21	6,982	6,774
Total	$381,323	$313,442	$211,982	$182,082	$25,123	$18,480	$49,850	$46,813	$668,278	$560,817

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2015 and December 31, 2014:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Pass	$696,063	$631,910	$73,417	$65,943	$380,839	$319,723	$1,150,319	$1,017,576
Special Mention	4,365	4,364	—	—	1,146	1,149	5,511	5,513
Substandard	5,821	825	923	263	3,053	4,391	9,797	5,479
Total	$706,249	$637,099	$74,340	$66,206	$385,038	$325,263	$1,165,627	$1,028,568

	Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Performing	$277,650	$271,933	$168,574	$163,651	$24,761	$18,471	$49,793	$46,792	$520,778	$500,847
Non-performing	4,092	4,663	1,477	904	—	—	57	21	5,626	5,588
Total	$281,742	$276,596	$170,051	$164,555	$24,761	$18,471	$49,850	$46,813	$526,404	$506,435

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2015 and December 31, 2014:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Pass	$207,114	$51,639	$9,883	$61	$82,543	$9,576	$299,540	$61,276
Special Mention	959	—	—	—	1,930	—	2,889	—
Substandard	9,839	790	1,870	—	2,624	806	14,333	1,596
Doubtful	—	—	2,029	—	567	—	2,596	—
Total	$217,912	$52,429	$13,782	$61	$87,664	$10,382	$319,358	$62,872

	Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Performing	$98,353	$35,816	$41,803	$17,370	$362	$9	$140,518	$53,195
Non-performing	1,228	1,030	128	157	—	—	1,356	1,187
Total	$99,581	$36,846	$41,931	$17,527	$362	$9	$141,874	$54,382

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	June 30, 2015	December 31, 2014
TDRs included in nonperforming loans and leases	$3,960	$4,315
TDRs in compliance with modified terms	4,078	4,157
Total TDRs	$8,038	$8,472

The following table presents information regarding loan and lease modifications categorized as TDRs for the six months ended June 30, 2015:

	For the Six Months Ended June 30, 2015
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	2	$383	$383
Home equity lines and loans	1	22	22
Leases	1	12	12
Total	4	$417	$417

During the three months ended June 30, 2014, there were no loan or lease modifications categorized as TDRs.

The following table presents information regarding the types of loan and lease modifications made for the six months ended June 30, 2015:

	Number of Contracts for the Six Months Ended June 30, 2015
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential mortgage	—	—	2	—	—	—
Home equity lines and loans	—	—	—	1	—	—
Leases	—	—	—	—	1	—
Total	—	—	2	1	1	—

During the three and six months ended June 30, 2015, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended June 30, 2015
Impaired loans with related Allowance:
Residential mortgage	$710	$724	$76	$726	$8	$—
Commercial and industrial	951	950	103	962	13	—
Consumer	31	31	5	31	—	—
Total	$1,692	$1,705	$184	$1,719	$21	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$92	$92	$—	$99	$—	$—
Home equity lines and loans	1,719	1,819	—	1,948	1	—
Residential mortgage	7,502	8,535	—	8,812	31	—
Construction	139	910	—	930	—	—
Commercial and industrial	1,360	1,381	—	1,425	1	—
Total	$10,812	$12,737	$—	$13,214	$33	$—

Grand total	$12,504	$14,442	$184	$14,933	$54	$—

(1)	The table above does not include the recorded investment of $70 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the six months ended June 30, 2015
Impaired loans with related Allowance:
Residential mortgage	$710	$724	$76	$727	$17	$—
Commercial and industrial	951	950	103	972	26	—
Consumer	31	31	5	31	1	—
Total	$1,692	$1,705	$184	$1,730	$44	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$92	$92	$—	$100	$—	$—
Home equity lines and loans	1,719	1,819	—	1,960	11	—
Residential mortgage	7,502	8,535	—	8,832	66	—
Construction	139	910	—	950	—	—
Commercial and industrial	1,360	1,381	—	1,429	3	—
Total	$10,812	$12,737	$—	$13,271	$80	$—

Grand total	$12,504	$14,442	$184	$15,001	$124	$—

(1)	The table above does not include the recorded investment of $70 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended June 30, 2014
Impaired loans with related Allowance:
Home equity lines and loans	$501	$560	$249	$581	$2	$—
Residential mortgage	4,638	4,652	634	4,711	31	—
Commercial and industrial	3,172	3,448	843	3,484	3	—
Consumer	32	33	33	33	—	—
Total	$8,343	$8,693	$1,759	$8,809	$36	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$153	$154	$—	$190	$—	$—
Home equity lines and loans	933	943	—	1,018	1	—
Residential mortgage	4,815	5,166	—	5,467	42	—
Construction	693	1,654	—	1,697	2	—
Commercial and industrial	721	725	—	742	2	—
Total	$7,315	$8,642	$—	$9,114	$47	$—
						—
Grand total	$15,658	$17,335	$1,759	$17,923	$83	$—

(1)	The table above does not include the recorded investment of $74 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the six months ended June 30, 2014
Impaired loans with related Allowance:
Home equity lines and loans	$501	$560	$249	$584	$4	$—
Residential mortgage	4,638	4,652	634	4,713	62	—
Commercial and industrial	3,172	3,448	843	3,503	7	—
Consumer	32	33	33	33	1	—
Total	$8,343	$8,693	$1,759	$8,833	$74	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$153	$154	$—	$190	$—	$—
Home equity lines and loans	933	943	—	1,020	2	—
Residential mortgage	4,815	5,166	—	5,468	83	—
Construction	693	1,654	—	1,710	3	—
Commercial and industrial	721	725	—	750	4	—
Total	$7,315	$8,642	$—	$9,138	$92	$—
						—
Grand total	$15,658	$17,335	$1,759	$17,971	$166	$—

(1)	The table above does not include the recorded investment of $74 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2014
Impaired loans with related allowance:
Home equity lines and loans	$111	$198	$4
Residential mortgage	3,273	3,260	184
Commercial and industrial	2,069	2,527	448
Consumer	31	32	32
Total	5,484	6,017	668

Impaired loans(1)(3) without related allowance:
Commercial mortgage	97	97	—
Home equity lines and loans	1,044	1,137	—
Residential mortgage	5,369	5,794	—
Construction	264	1,225	—
Commercial and industrial	1,391	1,403	—
Total	8,165	9,656	—

Grand total	$13,649	$15,673	$668

(1)	The table above does not include the recorded investment of $63 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

I. Loan Mark

Loans acquired in mergers and acquisitions are recorded at fair value as of the date of the transaction. This adjustment to the acquired principal amount is referred to as the “Loan Mark”. With the exception of purchased credit impaired loans, whose Loan Mark is accounted for under ASC 310-30, the Loan Mark is amortized or accreted as an adjustment to yield over the lives of the loans. The following tables detail, for acquired loans, the outstanding principal, remaining loan mark, and recorded investment, by portfolio segment, as of the dates indicated:

(dollars in thousands)	As of June 30, 2015
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$224,967	$(7,054)	$217,913
Home equity lines and loans	44,096	(2,165)	41,931
Residential mortgage	103,082	(3,500)	99,582
Construction	15,573	(1,790)	13,783
Commercial and industrial	92,936	(5,272)	87,664
Consumer	398	(35)	363
Total	481,052	$(19,816)	$461,236

(dollars in thousands)	As of December 31, 2014
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$56,605	$(4,177)	$52,428
Home equity lines and loans	18,106	(578)	17,528
Residential mortgage	37,742	(896)	36,846
Construction	85	(24)	61
Commercial and industrial	11,128	(747)	10,381
Consumer	9	—	9
Total	$123,675	$(6,422)	$117,253

 Note 6 - Deposits

The following table details the components of deposits:

(dollars in thousands)	June 30, 2015	December 31, 2014

Interest-bearing checking accounts	$328,606	$277,228
Money market accounts	699,264	566,354
Savings accounts	189,120	138,992
Wholesale non-maturity deposits	65,365	66,693
Wholesale time deposits	67,894	73,458
Time deposits	274,008	118,400
Total interest-bearing deposits	1,624,257	1,241,125
Non-interest-bearing deposits	636,390	446,903
Total deposits	$2,260,647	$1,688,028

Note 7 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Overnight fed funds*	$—	$—
Short-term FHLB advances*	—	—
Repurchase agreements	26,406	23,824
Total short-term borrowings	$26,406	$23,824

*Although period-end balance is zero, these borrowing types may contribute to the average balance in the table below.

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at period-end	$26,406	$13,320	$26,406	$13,320
Maximum amount outstanding at any month-end	36,911	28,017	38,546	28,017
Average balance outstanding during the period	34,980	17,720	45,038	15,167
Weighted-average interest rate:
As of period-end	0.10%	0.10%	0.10%	0.10%
Paid during the period	0.11%	0.12%	0.14%	0.11%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	June 30, 2015	December 31, 2014
Within one year	$50,000	$25,535
Over one year through five years	189,923	227,111
Over five years through ten years	5,000	7,500
Total	$244,923	$260,146

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted	Coupon Rate		Balance
			Average			June 30,	December 31,
Description	From	To	Rate	From	To	2015	2014
Fixed amortizing	04/09/2015	04/09/2015	3.57%	3.57%	3.57%	$—	535
Bullet maturity – fixed rate	08/26/2015	12/19/2020	1.46%	0.58%	2.41%	$183,612	$193,240
Bullet maturity – variable rate	09/25/2015	11/28/2017	0.40%	0.25%	0.54%	40,000	45,000
Convertible-fixed(2)	01/03/2018	08/20/2018	2.94%	2.58%	3.50%	21,311	21,371
Total						$244,923	$260,146

(1)Maturity range refers to June 30, 2015 balances, except Fixed Amortizing.
(2)FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of June 30, 2015, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2015. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of June 30, 2015 the Corporation had a maximum borrowing capacity with the FHLB of approximately $1.08 billion, of which the unused capacity was $803.8 million. In addition, there were unused capacities of $64.0 million in overnight federal funds line, $87.4 million of Federal Reserve Discount Window borrowings and $5.0 million in a revolving line of credit from a correspondent bank as of June 30, 2015. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $11.5 million as of both June 30, 2015, and December 31, 2014. The carrying amount of the FHLB capital stock approximates its redemption value.

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

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of June 30, 2015:

(dollars in thousands)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.281%	2.376%	$(118)

As of December 31, 2014:

(dollars in thousands)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.335%	2.376%	$(39)

For each of the three and six month periods ended June 30, 2015 and 2014, there were no reclassifications of the interest-rate swap’s fair value from other comprehensive income to earnings.

Note 9 – Stock-Based Compensation

A. General Information

Prior to April 25, 2007, all shares authorized for grant as stock-based compensation were limited to grants of stock options. On April 25, 2007, the shareholders of the Corporation approved the Corporation’s “2007 Long-Term Incentive Plan” (the “2007 LTIP”) under which a total of 428,996 shares of the Corporation’s common stock were made available for award grants. On April 28, 2010, the shareholders of the Corporation approved the Corporation’s “2010 Long Term Incentive Plan” (the “2010 LTIP”) under which a total of 445,002 shares of the Corporation’s common stock were made available for award grants. On April 30, 2015, the shareholders of the Corporation approved the Amended and Restated Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan (the “Amended 2010 LTIP”), under which the total number of shares of Corporation Common Stock made available for award grants was increased by 500,000 shares to 945,002 shares.

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

The following table provides information about options outstanding for the three months ended June 30, 2015:

			Weighted
		Weighted	Average Grant
		Average	Date Fair
	Shares	Exercise Price	Value
Options outstanding, March 31, 2015	499,780	$20.19	$7.25
Options assumed in Merger	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(98,473)	$19.35	$8.30
Options outstanding, June 30, 2015	401,307	$20.39	$6.99

The following table provides information about options outstanding for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2014	447,966	$20.94	$4.75
Options assumed in the Merger	181,256	$17,73	$12.94
Forfeited	0	$—	$—
Expired	0	$—	$—
Exercised	(227,915)	$19.35	$7.31
Options outstanding, June 30, 2015	401,307	$20.39	$6.99

As of June 30, 2015, there were no unvested stock options.

For the three ended June 30, 2015, the Corporation did not recognize any expense related to stock options. For the six months ended June 30, 2015, the Corporation recognized $3 thousand of expense related to stock options assumed in the Merger. As of June 30, 2015, there was no unrecognized expense related to stock options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and six months ended June 30, 2015 and 2014 are detailed below:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from exercise of stock options	$1,905	$1,274	$4,410	$1,377
Related tax benefit recognized	169	152	446	174
Net proceeds of options exercised	$2,074	$1,426	$4,856	$1,551
Intrinsic value of options exercised	$1,064	$510	$2,464	$577

The following table provides information about options outstanding and exercisable at June 30, 2015:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	401,307	401,307
Weighted average exercise price	$20.39	$20.39
Aggregate intrinsic value	$3,919,621	$3,919,621
Weighted average contractual term in years	2.9	2.9

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs, RSUs, PSAs and PSUs under the 2007 LTIP, 2010 LTIP and Amended 2010 LTIP.

RSAs and RSUs

The compensation expense for the RSAs and RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the three and six months ended June 30, 2015, the Corporation recognized $100 thousand and $200 thousand, respectively, of expense related to the Corporation’s RSAs and RSUs. As of June 30, 2015, there was $644 thousand of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 2.3 years.

The following table details the unvested RSAs and RSUs for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	49,281	$23.59	46,281	$23.17
Granted	6,514	$29.62	9,514	$29.75
Vested	(6,408)	$20.47	(6,408)	$20.47
Forfeited	—	$—	—	$—
Ending balance	49,387	$24.79	49,387	$24.79

For the three months ended June 30, 2015, the Corporation recorded a $20 thousand tax benefit related to the vesting of RSAs and RSUs.

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three and six months ended June 30, 2015, the Corporation recognized $260 thousand and $533 thousand, respectively, of expense related to the PSAs and PSUs. As of June 30, 2015, there was $1.7 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.0 years.

For the three and six months ended June 30, 2015, the Corporation recorded no tax benefit related to the vesting of PSAs and PSUs.

The following table details the unvested PSAs and PSUs for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	257,318	$13.95	217,318	$13.41
Granted	—	$—	40,000	$16.91
Vested	—	$—	—	$—
Forfeited	(4,841)	$13.48	(4,841)	$13.48
Ending balance	252,477	$13.96	252,477	$13.96

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

On May 29, 2015, by unanimous consent, the Board of Directors of the Corporation voted to terminate the QDBP. On June 2, 2015, notices were sent to participants informing them of the termination. Final distributions to participants are expected to be completed by December 31, 2015.

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$—	$18	$—	$—	$—	$—
Interest cost	46	45	397	410	5	7
Expected return on plan assets	—	—	(804)	(837)	—	—
Amortization of prior service costs	—	4	—	—	—	—
Amortization of net loss	16	11	479	98	9	15
Net periodic benefit cost	$62	$78	$72	$(329)	$14	$22

	Six Months Ended June 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$—	$36	$—	$—	$—	$—
Interest cost	93	91	795	820	9	14
Expected return on plan assets	—	—	(1,608)	(1,674)	—	—
Amortization of prior service costs	—	7	—	—	—	—
Amortization of net loss	32	22	957	196	19	30
Net periodic benefit cost	$125	$156	$144	$(658)	$28	$44

QDBP: No contributions to the QDBP were made for the three and six months ended June 30, 2015.

SERP I and SERP II: The Corporation contributed $37 thousand and $74 thousand during the three and six months ended June 30, 2015, respectively, and is expected to contribute an additional $74 thousand to the SERP I and SERP II plans for the remaining six months of 2015.

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

The Corporation’s Banking segment consists of commercial and retail banking. The Banking segment is evaluated as a single strategic unit which generates revenues from a variety of products and services. The Banking segment generates interest income from its lending (including leasing) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of available for sale investment securities, gains on the sale of residential mortgage loans, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income and interchange revenue associated with its Visa Check Card offering.

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware and Lau Associates are included in the Wealth Management segment of the Corporation since they have similar economic characteristics, products and services to those of the Wealth Management Division of the Corporation. PCPB, which was merged with the Corporation’s existing insurance subsidiary, Insurance Counsellors of Bryn Mawr (“ICBM”), and RJM, which was acquired on April 1, 2015, now operate under the Powers Craft Parker and Beard, Inc. name. The Wealth Management Division has assumed oversight responsibility for all insurance services of the Corporation. Prior to the PCPB and RJM acquisitions, ICBM was reported through the Banking segment. Any adjustments to prior year figures are immaterial and are not reflected in the table below.

The following tables detail segment information for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$25,069	$1	$25,070	$19,441	$1	$19,442
Less: loan loss provision	850	—	850	(100)	—	(100)
Net interest income after loan loss provision	24,219	1	24,220	19,541	1	19,542
Other income:
Fees for wealth management services	—	9,600	9,600	—	9,499	9,499
Service charges on deposit accounts	752	—	752	656	—	656
Loan servicing and other fees	597	—	597	428	—	428
Net gain on sale of loans	778	—	778	537	—	537
Net gain on sale of available for sale securities	3	—	3	85	—	85
Net gain on sale of other real estate owned	75	—	75	220	—	220
Insurance commissions	—	817	817	128	—	128
Other operating income	1,519	36	1,555	1,178	26	1,204
Total other income	3,724	10,453	14,177	3,232	9,525	12,757

Other expenses:
Salaries & wages	7,481	3,583	11,064	6,539	3,155	9,694
Employee benefits	1,888	730	2,618	1,057	752	1,809
Occupancy & equipment	2,390	418	2,808	1,308	375	1,683
Amortization of intangible assets	281	674	955	71	565	636
Professional fees	767	60	827	883	31	914
Other operating expenses	6,819	891	7,710	5,053	837	5,890
Total other expenses	19,626	6,356	25,982	14,911	5,715	20,626
Segment profit	8,317	4,098	12,415	7,862	3,811	11,673
Intersegment (revenues) expenses*	(106)	106	—	(93)	93	—
Pre-tax segment profit after eliminations	$8,211	$4,204	$12,415	$7,769	$3,904	$11,673
% of segment pre-tax profit after eliminations	66.1%	33.9%	100.0%	66.6%	33.4%	100.0%
Segment assets (dollars in millions)	$2,899	$51	$2,950	$2,091	$40	$2,131

*    Inter-segment revenues consist of rental payments, interest on deposits and management fees.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$49,864	$1	$49,865	$38,164	$1	$38,165
Less: loan loss provision	1,419	—	1,419	650	—	650
Net interest income after loan loss provision	48,445	1	48,446	37,514	1	37,515
Other income:
Fees for wealth management services	—	18,705	18,705	—	18,412	18,412
Service charges on deposit accounts	1,464	—	1,464	1,257	—	1,257
Loan servicing and other fees	1,188	—	1,188	874	—	874
Net gain on sale of loans	1,586	—	1,586	861	—	861
Net gain on sale of available for sale securities	813	—	813	81	—	81
Net loss on sale of other real estate owned	90	—	90	220	—	220
Insurance commissions	—	1,838	1,838	234	—	234
Other operating income	3,181	77	3,258	1,887	70	1,957
Total other income	8,322	20,620	28,942	5,414	18,482	23,896

Other expenses:
Salaries & wages	14,976	6,958	21,934	12,186	5,948	18,134
Employee benefits	3,875	1,472	5,347	2,269	1,519	3,788
Occupancy & equipment	4,440	834	5,274	2,882	734	3,616
Amortization of intangible assets	621	1,316	1,937	142	1,131	1,273
Professional fees	1,421	79	1,500	1,450	57	1,507
Other operating expenses	15,508	1,911	17,419	9,355	1,852	11,207
Total other expenses	40,841	12,570	53,411	28,284	11,241	39,525
Segment profit	15.926	8,051	23,977	14,644	7,242	21,886
Intersegment (revenues) expenses*	(211)	211	—	(186)	186	—
Pre-tax segment profit after eliminations	$15,715	$8,262	$23,977	$14,458	$7,428	$21,886
% of segment pre-tax profit after eliminations	65.5%	34.5%	100.0%	66.1%	33.9%	100.0%
Segment assets (dollars in millions)	$2,899	$51	$2,950	$2,091	$40	$2,131

*   Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	June 30, 2015	December 31, 2014
Assets under management, administration, supervision and brokerage:	$8,536.0	$7,699.9

Note 12 - Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(dollars in thousands)	2015	2014
Balance, beginning of period	$4,815	$4,734
Additions	282	151
Amortization	(149)	(128)
Recovery	22	3
Impairment	—	—
Balance, end of period	$4,970	$4,760
Fair value	$5,643	$5,552

	Six Months Ended June 30,
(dollars in thousands)	2015	2014
Balance, beginning of period	$4,765	$4,750
Additions	519	241
Amortization	(263)	(242)
Recovery	22	11
Impairment	(73)	—
Balance, end of period	$4,970	$4,760
Fair value	$5,643	$5,552
Residential mortgage loans serviced for others, end of period	$595,440	$594,660

As of June 30, 2015 and December 31, 2014, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Fair value amount of MSRs	$5,643	$5,456
Weighted average life (in years)	6.5	6.3
Prepayment speeds (constant prepayment rate)*	9.9%	10.5%
Impact on fair value:
10% adverse change	$(203)	$(201)
20% adverse change	$(395)	$(390)
Discount rate	10.5%	10.50%
Impact on fair value:
10% adverse change	$(225)	$(213)
20% adverse change	$(434)	$(411)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

Note 13 - Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates, LLC (“Lau”) in July, 2008, First Keystone Financial, Inc. (“FKF”) in July, 2010, the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in May, 2011, Davidson Trust Company (“DTC”) in May, 2012, the loan and deposit accounts and a branch location of First Bank of Delaware (“FBD”) in November, 2012, PCPB in October, 2014, CBH in January, 2015 and RJM in April, 2015 are detailed below:

(dollars in thousands)	Balance December 31, 2014	Additions/ Adjustments	Amortization	Balance June 30, 2015	Amortization Period
Goodwill – Wealth segment	$20,412	$—	$—	$20,412	Indefinite
Goodwill – Banking segment	12,431	67,993	—	80,424	Indefinite
Goodwill – Insurance segment	2,938	548	—	3,486	Indefinite
Total	$35,781	$68,541	$—	$104,322

Core deposit intangible	$1,066	$4,191	$(526)	$4,731	10 Years
Customer relationships	15,562	424	(784)	15,202	10 to 20 Years
Non-compete agreements	3,728	257	(529)	3,456	5 to 10 Years
Trade name	2,165	129	(3)	2,291	Indefinite
Favorable lease	0	724	(95)	629	5.75 Years
Total	$22,521	$5,725	$(1,937)	$26,309
Grand total	$58,302	$74,266	$(1,937)	$130,631

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2014 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three and six months ended June 30, 2015, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 14 – Accumulated Other Comprehensive Loss

The following tables detail the components of accumulated other comprehensive (loss) income for the three and six month periods ended June 30, 2015 and 2014:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, March 31, 2015	$2,617	(259)	(12,645)	(10,287)
Net change	(1,275)	183	(255)	(1,347)
Balance, June 30, 2015	$1,342	(76)	(12,900)	(11,634)

Balance, March 31, 2014	$288	$516	$(5,405)	$(4,601)
Net change	1,248	(242)	47	1,053
Balance, June 30, 2014	$1,536	$274	$(5,358)	$(3,548)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$1,316	$(25)	$(12,995)	$(11,704)
Net change	26	(51)	95	70
Balance, June 30, 2015	$1,342	(76)	(12,900)	(11,634)

Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)
Net change	2,393	(469)	93	2,017
Balance, June 30, 2014	$1,536	$274	$(5,358)	$(3,548)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three and six month periods ended June 30, 2015 and 2014:

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	For The Three Months Ended June 30,		Affected Income Statement Category
	2015	2014
Net unrealized gain on investment securities available for sale:
Realization of (gain) loss on sale of investment securities available for sale	$(3)	$(85)	Net gain on sale of available for sale investment securities
Less: income tax expense	1	30	Less: income tax expense
Net of income tax	$(2)	$(55)	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$504	$124	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	4	Employee benefits
Total expense before income tax benefit	504	128	Total expense before income tax benefit
Less: income tax benefit	176	45	Less: income tax benefit
	$328	$83	Net of income tax

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	For The Six Months Ended June 30,		Affected Income Statement Category
	2015	2014
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$(813)	$(81)	Net gain on sale of available for sale investment securities
Less: income tax expense	285	29	Less: income tax expense
Net of income tax	$(528)	$(52)	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$1,008	$248	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	7	Employee benefits
Total expense before income tax benefit	1,008	255	Total expense before income tax benefit
Less: income tax benefit	353	89	Less: income tax benefit
Net of income tax	$655	$166	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 10 - Pension and Other Post-Retirement Benefit Plans

Note 15 - Shareholders’ Equity

Dividend

On July 23, 2015, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.20 per share payable September 1, 2015 to shareholders of record as of August 4, 2015. During the second quarter of 2015, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.19 per share. This dividend totaled $ 3.4 million, based on outstanding shares and restricted stock units as of May 12, 2015 of 18,039,474 shares. During the first quarter of 2015, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.19 per share. This dividend totaled $3.4 million, based on outstanding shares and restricted stock units as of February 3, 2015 of 17,815,479.

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

For the six months ended June 30, 2015, the Corporation issued 663 shares and raised $20 thousand through the Plan. No RFWs were approved during the six months ended June 30, 2015. No other sales of securities were executed under the Shelf Registration Statement during the six months ended June 30, 2015.

Options

In addition to shares issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the six months ended June 30, 2015, 227,915 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $4.4 million.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three or six month periods ended June 30, 2015 or 2014.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at June 30, 2015 and December 31, 2014 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of June 30, 2015:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	93.1	—	93.1	—
Obligations of state & political subdivisions	41.3	—	41.3	—
Mortgage-backed securities	161.3	—	161.3	—
Collateralized mortgage obligations	36.1	—	36.1	—
Mutual funds	11.9	11.9	—	—
Other debt securities	1.9	—	1.9	—
Other	7.8	—	7.8	—
Total assets measured on a recurring basis at fair value	$353.5	$12.0	$341.5	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.6	$—	$—	$5.6
Impaired loans and leases	12.4	—	—	12.4
Other real estate owned (“OREO”)	0.8	—	—	0.8
Total assets measured on a non-recurring basis at fair value	$18.8	$—	$—	$18.8

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of December 31, 2014:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	66.8	—	66.8	—
Obligations of state & political subdivisions	29.0	—	29.0	—
Mortgage-backed securities	81.4	—	81.4	—
Collateralized mortgage obligations	34.8	—	34.8	—
Mutual funds	19.5	19.5	—	—
Other debt securities	1.9	—	1.9	—
Total assets measured on a recurring basis at fair value	$233.5	$19.6	$213.9	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.5	$—	$—	$5.5
Impaired loans and leases	13.0	—	—	13.0
OREO	1.1	—	—	1.1
Total assets measured on a non-recurring basis at fair value	$19.6	$—	$—	$19.6

During the three and six months ended June 30, 2015 net decreases of $25 thousand and $484 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the six months ended June 30, 2015.

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

Long-term FHLB Advances and Other Borrowings

The fair value of long-term FHLB advances and other borrowings (with original maturities of greater than one year) is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of June 30,		As of December 31
		2015		2014
	Fair Value Hierarchy	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Level*	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$176,540	$176,540	$219,269	$219,269
Investment securities, available for sale	See Note 17	349,496	349,496	229,577	229,577
Investment securities, trading	Level 2	4,029	4,029	3,896	3,896
Loans held for sale	Level 2	15,363	15,363	3,882	3,882
Net portfolio loans and leases	Level 3	2,138,304	2,173,589	1,637,671	1,666,052
Mortgage servicing rights	Level 3	4,970	5,643	4,765	5,456
Other assets	See Note 17**	28,355	28,355	22,309	22,309
Total financial assets		$2,717,057	$2,753,015	$2,121,369	$2,150,441
Financial liabilities:
Deposits	Level 2	$2,260,647	$2,260,216	$1,688,028	$1,687,409
Short-term borrowings	Level 2	26,406	26,406	23,824	23,824
Long-term FHLB advances and other borrowings	Level 2	244,923	245,734	260,146	259,826
Other liabilities	Level 2	36,940	36,941	29,034	29,034
Total financial liabilities		$2,568,916	$2,569,297	$2,001,032	$2,009,093

*See Note 17 for a description of fair value hierarchy levels.

**Included in Other Liabilities as of June 30, 2015 and December 31, 2014 was a $118 thousand derivative and a $39 thousand derivative, respectively, for which fair values were determined using Level 2 inputs.

Note 19 - New Accounting Pronouncements

FASB ASU 2015-05, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”

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

FASB ASU 2015-02, “Consolidation.”

Issued in February 2015, ASU 2015-02 responds to concerns about the current accounting for consolidation of certain legal entities. Entities expressed concerns that current generally accepted accounting principles might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. Financial statement users asserted that in certain of those situations in which consolidation is ultimately required, deconsolidated financial statements are necessary to better analyze the reporting entity’s economic and operational results. Previously, the FASB issued an indefinite deferral for certain entities to partially address those concerns. However, the amendments in this update rescind that deferral and address those concerns by making changes to the consolidation guidance. The amendments in this update impact all reporting entities involved with limited partnerships or similar entities and require reporting entities to re-evaluate these entities for consolidation. In some cases, consolidation conclusions may change. In other cases, a reporting entity will need to provide additional disclosures if an entity that currently isn’t considered a variable interest entity is considered a variable interest entity under the new guidance. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Corporation is currently evaluating the impact of this guidance and does not anticipate a material impact on its consolidated financial statements.

FASB ASU 2015-01, “Income Statement: Extraordinary and Unusual Items.”

Issued in January 2015, ASU 2015-01 eliminates from GAAP the concept of extraordinary items and the associated disclosure requirements. Subtopic 225-20, “Income Statement—Extraordinary and Unusual Items” required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 includes the following two criteria that must both be met for extraordinary classification: (i) unusual in nature, and (ii) infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The Corporation has evaulated the impact of this guidance and has determined that it will not have a material impact on its consolidated financial statements.

FASB ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force.”

Issued on August 14, 2014, ASU 2014-14 requires creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. The standard is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The Corporation has evaluated the impact of the adoption of this guidance, and has determined that it will not have a significant impact on its consolidated financial statements.

FASB ASU 2014-09, “Revenue from Contracts with Customers.”

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

FASB ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.”

Issued in January 2014, ASU 2014-01 provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Corporation has evaluated the effect of the adoption of this guidance and it will not have an impact on the presentation of the Corporation’s consolidated financial statements.

FASB ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”

Issued in January 2014, ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 will be a change in presentation only, for the newly required disclosures, and will not have a significant impact to the Corporation’s consolidated financial statements.

FASB ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures.”

Issued on June 12, 2014, ASU 2014 aligns the accounting for repurchase-to-maturity transactions and repurchase financing arrangements with the accounting for other typical repurchase agreements, i.e., these transactions will be accounted for as secured borrowings. The ASU also requires additional disclosures about repurchase agreements and similar transactions. For public business entities, the accounting changes and certain disclosure requirements are effective for interim or annual periods beginning after December 15, 2014. Other disclosure requirements are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Early application is prohibited. The Corporation has evaluated the effect of the adoption of this guidance and has determined that it will not have a significant impact on the presentation of the Corporation’s consolidated financial statements.

Note 20 – Subsequent Events

On August 6, 2015, the Corporation announced that it had completed a private placement to certain institutional and accredited investors of $30 million in aggregate principal amount of 4.75% fixed-to-floating subordinated notes (the "Notes") which have been assigned an investment grade rating of BBB+ by Kroll Bond Rating Agency. The Notes are non-callable for five years, and have a stated maturity of August 15, 2025. They will bear interest at a fixed rate of 4.75% until August 14, 2020, and thereafter will bear interest, until maturity or early redemption, at a variable rate that will reset quarterly to a level equal to the then current three-month LIBOR plus 306.8 basis points.

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide community banking, business banking, residential mortgage lending, consumer and commercial lending to customers through its 28 full-service branches and eight limited-hour retirement community offices located throughout the Montgomery, Delaware and Chester counties of Pennsylvania and New Castle county in Delaware. The Corporation and its subsidiaries also provide wealth management and insurance advisory services through its network of Wealth Management and insurance offices located in Bryn Mawr, Devon and Hershey, Pennsylvania as well as Greenville, Delaware. The Corporation’s stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

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

Acquisition of Robert J. McAllister Agency, Inc. (“RJM”)

The acquisition of RJM, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on April 1, 2015. The consideration paid by the Corporation was $1.0 million, of which $500 thousand was paid at closing and five contingent cash payments, not to exceed $100 thousand each, will be payable on each of March 31, 2016, March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. The acquisition will enhance the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2015, as compared to the same periods in 2014, and the changes in its financial condition as of June 30, 2015 as compared to December 31, 2014. The reader should bear in mind that the results of operations for the three and six months ended June 30, 2015 and the financial condition as of June 30, 2015 as compared to the same periods in 2014 and to December 31, 2014, respectively, are primarily affected by the January 1, 2015 acquisition of CBH. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●

Net income for the three months ended June 30, 2015 was $8.1 million, an increase of $515 thousand as compared to net income of $7.6 million for the same period in 2014. Diluted earnings per share was $0.45 for the three months ended June 30, 2015 as compared to $0.55 for the same period in 2014.

●

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended June 30, 2015 were 8.59% and 1.12%, respectively, as compared to ROE and ROA of 12.80% and 1.45%, respectively, for the same period in 2014.

●	Tax-equivalent net interest income increased $5.6 million, or 28.8%, to $25.2 million for the three months ended June 30, 2015, as compared to $19.6 million for the same period in 2014.

●

The Corporation recorded a provision for loan and lease losses (the “Provision”), of $850 thousand for the three months ended June 30, 2015, an increase of $950 thousand from the $100 thousand release from Allowance recorded for the same period in 2014.

●	Non-interest income of $14.2 million for the three months ended June 30, 2015 increased $1.4 million, or 11.1%, as compared to $12.8 million for the same period in 2014.

●

Fees for Wealth Management services and insurance revenue of $9.6 million and $817 thousand, respectively, for the three months ended June 30, 2015 increased $101 thousand and $689 thousand, respectively, from the same period in 2014.

●

Non-interest expense of $26.0 million for the three months ended June 30, 2015 increased $5.4 million, from $20.6 million for the same period in 2014. Included in non-interest expense was $1.3 million of due diligence and merger-related expenses for the three months ended June 30, 2015 as compared to $377 thousand for the same period in 2014.

Six Month Results of Operations

●

Net income for the six months ended June 30, 2015 was $15.6 million, an increase of $1.3 million as compared to net income of $14.3 million for the same period in 2014. Diluted earnings per share was $0.87 for the six months ended June 30, 2015 as compared to $1.03 for the same period in 2014.

●

Return on average equity (“ROE”) and return on average assets (“ROA”) for the six months ended June 30, 2015 were 8.39% and 1.08%, respectively, as compared to ROE and ROA of 12.26% and 1.39%, respectively, for the same period in 2014.

●	Tax-equivalent net interest income increased $11.7 million, or 30.5%, to $50.1 million for the six months ended June 30, 2015, as compared to $38.4 million for the same period in 2014.

●	The Corporation recorded a Provision, of $1.4 million for the six months ended June 30, 2015, an increase of $769 thousand from the $650 thousand Provision recorded for the same period in 2014.

●	Non-interest income of $28.9 million for the six months ended June 30, 2015 increased $5.0 million, or 21.1%, as compared to $23.9 million for the same period in 2014.

●

Fees for Wealth Management services and insurance revenue of $18.7 million and $1.8 million, respectively, for the six months ended June 30, 2015 increased $293 thousand and $1.6 million, respectively, from the same period in 2014.

●

Non-interest expense of $53.4 million for the six months ended June 30, 2015 increased $13.9 million, from $39.5 million for the same period in 2014. Included in non-interest expense was $3.8 million of due diligence and merger-related expenses for the six months ended June 30, 2015 as compared to $641 thousand for the same period in 2014.

Changes in Financial Condition

●	Total assets of $2.95 billion as of June 30, 2015 increased $703.5 million from December 31, 2014.

●	Shareholders’ equity of $381.1 million as of June 30, 2015 increased $135.6 million from $245.5 million as of December 31, 2014.

●	Total portfolio loans and leases as of June 30, 2015 were $2.15 billion, an increase of $501.0 million from the December 31, 2014 balance.

●

Total non-performing loans and leases of $9.0 million represented 0.42% of portfolio loans and leases as of June 30, 2015 as compared to $10.1 million, or 0.61% of portfolio loans and leases as of December 31, 2014.

●	The $15.0 million Allowance, as of June 30, 2015, represented 0.69% of portfolio loans and leases, as compared to $14.6 million, or 0.88% of portfolio loans and leases as of December 31, 2014.

●	Total deposits of $2.26 billion as of June 30, 2015 increased $572.6 million from $1.69 billion as of December 31, 2014.

●	Wealth Management assets under management, administration, supervision and brokerage as of June 30, 2015 were $8.54 billion, an increase of $836.1 million from December 31, 2014.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2015 and 2014 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Annualized return on average equity	8.59%	12.80%	8.39%	12.26%
Annualized return on average assets	1.12%	1.45%	1.08%	1.39%
Efficiency ratio[1]	66.20%	64.06%	67.77%	63.69%
Tax-equivalent net interest margin	3.81%	4.03%	3.80%	4.02%
Basic earnings per share	$0.46	$0.56	$0.89	$1.06
Diluted earnings per share	$0.45	$0.55	$0.87	$1.03
Dividend per share	$0.19	$0.18	$0.38	$0.36
Dividend declared per share to net income per basic common share	41.3%	32.1%	42.7%	34.0%

     1 The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

The following table presents certain key period-end balances and ratios as of June 30, 2015 and December 31, 2014:

(dollars in millions, except per share amounts)	June 30, 2015	December 31, 2014
Book value per share	$21.43	$17.83
Tangible book value per share	$14.08	$13.59
Allowance as a percentage of loans and leases	0.69%	0.88%
Tier I capital to risk weighted assets	12.77%	11.99%
Tangible common equity ratio	8.88%	8.55%
Loan to deposit ratio	95.9%	98.1%
Wealth assets under management, administration, supervision and brokerage	$8,536.0	$7,699.9
Portfolio loans and leases	$2,153.3	$1,652.3
Total assets	$2,950.0	$2,246.5
Shareholders’ equity	$381.1	$245.5

The following sections discuss, in detail, the Corporation’s results of operations for the three and six months ended June 30, 2015, as compared to the same periods in 2014, and the changes in its financial condition as of June 30, 2015 as compared to December 31, 2014.

Components of Net Income

Net income is comprised of five major elements:

●	Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;

●	Provision For Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;

●

Non-Interest Income, which is made up primarily of Wealth Management revenue, gains and losses from the sale of residential mortgage loans, gains and losses from the sale of investment securities available for sale and other fees from loan and deposit services;

●	Non-Interest Expense, which consists primarily of salaries and employee benefits, occupancy, intangible asset amortization, professional fees and other operating expenses; and

●	Income Taxes, which include state and federal jurisdictions.

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and six months ended June 30, 2015 and 2014, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income increased $5.6 million, or 28.8%, to $25.2 million for the three months ended June 30, 2015, as compared to $19.6 million for the same period in 2014. The increase in net interest income between the periods was largely related to the interest income generated by loans acquired in the Merger. Average loans for the three months ended June 30, 2015 increased by $517.7 million from the same period in 2014. The increase in interest income resulting from loans acquired in the Merger was partially offset by an increase in interest expense on interest-bearing deposits. Average interest bearing deposits for the three months ended June 30, 2015 increased by $446.1 million as compared to the same period in 2014, primarily related to the deposits acquired in the Merger.

Tax-equivalent net interest income increased $11.7 million, or 30.5%, to $50.1 million for the six months ended June 30, 2015, as compared to $38.4 million for the same period in 2014. The increase in net interest income between the periods was largely related to the interest income generated by loans acquired in the Merger. Average loans for the six months ended June 30, 2015 increased by $525.4 million from the same period in 2014. The increase in interest income resulting from loans acquired in the Merger was partially offset by an increase in interest expense on interest-bearing deposits. Average interest bearing deposits for the six months ended June 30, 2015 increased by $474.0 million as compared to the same period in 2014, primarily related to the deposits acquired in the Merger.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended June 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$182,099	$124	0.27%	$70,775	$44	0.25%
Investment securities - available for sale:
Taxable	310,011	1,184	1.53%	235,853	903	1.54%
Non-taxable(3)	37,035	157	1.70%	35,977	151	1.68%
Total investment securities - available for sale	347,046	1,341	1.55%	271,830	1,054	1.56%
Investment securities - trading	4,034	11	1.09%	3,518	17	1.94%
Loans and leases(1)(2)(3)	2,118,106	25,623	4.85%	1,600,384	19,936	5.00%
Total interest-earning assets	2,651,285	27,099	4.10%	1,946,507	21,051	4.34%
Cash and due from banks	16,222			12,067
Allowance for loan and lease losses	(14,346)			(16,073)
Other assets	257,540			153,990
Total assets	$2,910,701			$2,096,491
Liabilities:
Savings, NOW, and market rate accounts	$1,224,544	575	0.19%	$963,746	420	0.17%
Wholesale deposits	130,497	195	0.60%	91,761	147	0.64%
Time deposits	273,718	292	0.43%	127,167	146	0.46%
Total interest-bearing deposits	1,628,759	1,062	0.26%	1,182,674	713	0.24%
Short-term borrowings	34,980	10	0.11%	17,220	5	0.12%
Long-term FHLB advances and other borrowings	249,678	851	1.37%	222,851	781	1.41%
Total borrowings	284,658	861	1.21%	240,071	786	1.31%
Total interest-bearing liabilities	1,913,417	1,923	0.40%	1,422,745	1,499	0.42%
Non-interest-bearing deposits	580,240			416,104
Other liabilities	37,890			19,368
Total non-interest-bearing liabilities	618,130			435,472
Total liabilities	2,531,547			1,858,217
Shareholders’ equity	379,154			238,274
Total liabilities and shareholders’ equity	$2,910,701			$2,096,491
Net interest spread			3.70%			3.92%
Effect of non-interest-bearing liabilities			0.11%			0.11%
Tax-equivalent net interest income and margin on earning assets(3)		$25,176	3.81%		$19,552	4.03%
Tax-equivalent adjustment(3)		$106	0.02%		$110	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

	For the Six Months Ended June 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$194,328	$239	0.25%	$69,300	$81	0.24%
Investment securities - available for sale:
Taxable	322,421	2,520	1.58%	240,404	1,875	1.57%
Non-taxable(3)	36,184	360	2.01%	36,270	304	1.69%
Total investment securities - available for sale	358,605	2,880	1.62%	276,674	2,179	1.59%
Investment securities - trading	3,966	15	0.76%	3,478	24	1.39%
Loans and leases(1)(2)(3)	2,100,592	50,850	4.88%	1,575,165	39,043	5.00%
Total interest-earning assets	2,657,491	53,984	4.10%	1,924,617	41,327	4.33%
Cash and due from banks	17,649			12,184
Allowance for loan and lease losses	(14,605)			(15,918)
Other assets	253,873			154,150
Total assets	$2,914,408			$2,075,033
Liabilities:
Savings, NOW, and market rate accounts	$1,238,399	1,169	0.19%	$955,186	824	0.17%
Wholesale deposits	135,282	383	0.57%	84,402	262	0.63%
Time deposits	270,775	538	0.40%	130,850	316	0.49%
Total interest-bearing deposits	1,644,456	2,090	0.26%	1,170,438	1,402	0.24%
Short-term borrowings	45,038	31	0.14%	15,167	8	0.11%
Long-term FHLB advances and other borrowings	257,963	1,761	1.38%	217,657	1,527	1.41%
Total borrowings	303,001	1,792	1.19%	232,824	1,535	1.33%
Total interest-bearing liabilities	1,947,457	3,882	0.40%	1,403,262	2,937	0.42%
Non-interest-bearing deposits	557,386			415,810
Other liabilities	34,332			20,948
Total non-interest-bearing liabilities	591,718			436,758
Total liabilities	2,539,175			1,840,020
Shareholders’ equity	375,233			235,013
Total liabilities and shareholders’ equity	$2,914,408			$2,075,033
Net interest spread			3.70%			3.91%
Effect of non-interest-bearing liabilities			0.10%			0.11%
Tax-equivalent net interest income and margin on earning assets(3)		$50,102	3.80%		$38,390	4.02%
Tax-equivalent adjustment(3)		$237	0.02%		$225	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2015 as compared to the same periods in 2014, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2015 Compared to 2014
	Three Months Ended June 30,			Six Months Ended June 30,
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$71	$9	$80	$148	$10	$158
Investment securities	295	(14)	281	631	61	692
Loans and leases	6,476	(789)	5,687	13,054	(1,247)	11,807
Total interest income	$6,842	$(794)	$6,048	$13,833	$(1,176)	$12,657
Interest expense:
Savings, NOW and market rate accounts	$100	$55	$155	$228	$117	$345
Wholesale non-maturity deposits	13	(12)	1	34	(29)	5
Time deposits	166	(20)	146	342	(120)	222
Wholesale time deposits	49	(2)	47	141	(25)	116
Borrowed funds**	101	(26)	75	289	(32)	257
Total interest expense	429	(5)	424	1,034	(89)	945
Interest differential	$6,413	$(789)	$5,624	$12,799	$(1,087)	$11,712

*The tax rate used in the calculation of the tax-equivalent income is 35%.

**Borrowed funds include short-term borrowings and Federal Home Loan Bank advances and other borrowings.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.81% for the three months ended June 30, 2015 was a 22 basis point decrease from 4.03% for the same period in 2014. The decrease was largely the result of the 15 basis point decline in tax-equivalent yield on portfolio loans, accompanied by a $517.7 million increase in average portfolio loan balances. In addition, average interest-bearing deposits, which increased by $446.1 million, included a 2 basis point increase in the tax-equivalent rate paid. The decline in yield on portfolio loans was primarily related to the lower yields earned on the loans acquired in the Merger.

The tax-equivalent net interest margin of 3.80% for the six months ended June 30, 2015 was a 22 basis point decrease from 4.02% for the same period in 2014. The decrease was largely the result of the 12 basis point decline in tax-equivalent yield on portfolio loans, accompanied by a $525.4 million increase in average portfolio loan balances. In addition, average interest-bearing deposits, which increased by $474.0 million, included a 2 basis point increase in the tax-equivalent rate paid. The decline in yield on portfolio loans was primarily related to the lower yields earned on the loans acquired in the Merger.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
2ndQuarter 2015	4.10%	0.40%	3.70%	0.11%	3.81%
1st Quarter 2015	4.09%	0.40%	3.69%	0.10%	3.79%
4th Quarter 2014	4.14%	0.43%	3.71%	0.13%	3.84%
3rd Quarter 2014	4.18%	0.43%	3.75%	0.12%	3.87%
2nd Quarter 2014	4.34%	0.42%	3.92%	0.11%	4.03%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After June 30, 2015		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2014
	Amount	Percentage	Amount	Percentage
+300 basis points	$7,365	7.20%	$5,144	6.65%
+200 basis points	$4,313	4.22%	$2,812	3.64%
+100 basis points	$1,486	1.45%	$755	0.98%
-100 basis points	$(3,227)	(3.16)%	$(1,983)	(2.56)%

The above interest rate simulation suggests that the Corporation’s balance sheet is slightly asset sensitive as of June 30, 2015 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a small, but positive impact on net interest income over the next 12 months. The loan portfolio acquired from CBH has a larger percentage of variable rate loans than the Corporation’s loan portfolio as of December 31, 2014. However, many of the variable-rate consumer loans acquired in the Merger have been adjusted to their floor interest rates, and, as a result, rising rates would not immediately increase net interest income. In the minus 100 basis point scenario, net interest income would decrease by more than that indicated as of December 31, 2014, as much of the deposit base is at its floor interest-rate level, while many of the commercial loan products do not have interest rate floors. The added loan and deposit volume acquired in the Merger magnifies the effect of the interest rate change scenarios.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of June 30, 2015:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$156.3	$—	$—	$—	$—	$156.3
Investment securities – available for sale	40.6	76.8	164.1	68.0	—	349.5
Investment securities – trading	4.0	—	—	—	—	4.0
Loans and leases(1)	692.1	242.8	920.4	313.3	—	2,168.6
Allowance for loan and lease losses	—	—	—	—	(15.0)	(15.0)
Cash and due from banks	—	—	—	—	20.3	20.3
Other assets	—	—	—	—	266.3	266.3
Total assets	$893.0	$319.6	$1,084.5	$381.3	$271.6	$2,950.0
Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$39.4	$118.0	$165.0	$314.0	$—	$636.4
Savings, NOW and market rate	87.2	261.6	588.8	279.3	—	1,216.9
Time deposits	64.0	145.4	64.0	0.6	—	274.0
Wholesale non-maturity deposits	65.4	—	—	—	—	65.4
Wholesale time deposits	13.2	8.5	46.2	—	—	67.9
Short-term borrowings	26.4	—	—	—	—	26.4
Long-term FHLB advances and other borrowings	45.0	20.0	174.6	5.3	—	244.9
Other liabilities	—	—	—	—	37.0	37.0
Shareholders’ equity	13.6	40.8	217.7	109.0	—	381.1
Total liabilities and shareholders’ equity	$354.2	$594.3	$1,256.3	$708.2	$37.0	$2,950.0
Interest-earning assets	$893.0	$319.6	$1,084.5	$381.3	$—	$2,678.4
Interest-bearing liabilities	301.2	435.5	873.6	285.2	—	1,895.5
Difference between interest-earning assets and interest-bearing liabilities	$591.8	$(115.9)	$210.9	$96.1	$—	$782.9
Cumulative difference between interest earning assets and interest-bearing liabilities	$591.8	$475.9	$686.8	$782.9	$—	$782.9
Cumulative earning assets as a % of cumulative interest bearing liabilities	296%	165%	143%	141%

1 Loans include portfolio loans and loans held for sale

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended June 30, 2015, the Corporation recorded a Provision of $850 thousand as compared to a release from the Allowance of $100 thousand for the same period in 2014. For the six months ended June 30, 2015, a Provision of $1.4 million was recorded, as compared to $650 thousand for the same period in 2014. The increase in Provision for the six months ended June 30, 2015 was directly related to the increased loan volume, as portfolio loans increased by $76.8 million during the period. For a general discussion of the Allowance, and our policies related thereto, refer to page 41 of the Corporation’s 2014 Annual Report.

Asset Quality and Analysis of Credit Risk

As of June 30, 2015, total nonperforming loans and leases decreased by $1.1 million, to $9.0 million, representing 0.42% of portfolio loans and leases, as compared to $10.1 million, or 0.61% of portfolio loans and leases as of December 31, 2014. The decrease in percentage of nonperforming loans relative to total portfolio loans and leases was largely related to the $501.0 million increase in portfolio loans and leases, which was primarily the result of loans added in the Merger. For the six months ended June 30, 2015, full and partial charge-offs of nonperforming loans that were present as of December 31, 2014 totaled $980 thousand. Once a loan is determined to be collateral dependent, a full or partial charge-off is recorded in order to recognize the loss. In addition to the charge-offs, loans foreclosed upon and added to OREO totaled $121 thousand and loans and leases that became nonperforming during the six months ended June 30, 2015 totaled $2.0 million. These increases in nonperforming loans were offset by principal reductions of $1.6 million and returns of loans to performing status of $420 thousand.

As of June 30, 2015, the Allowance of $15.0 million represented 0.69% of portfolio loans and leases, a 19 basis point decrease from 0.88% as of December 31, 2014. The percentage decrease was primarily related to the addition of $424.2 million of portfolio loans acquired from CBH. In accordance with purchase accounting, the Allowance associated with the acquired loan portfolio was eliminated and the portfolio was recorded at its fair value, which includes adjustments for interest rates as well as estimates of future losses in the acquired portfolio. The Allowance on originated portfolio loans, as a percentage of originated portfolio loans was 0.88% as of June 30, 2015 as compared to 0.94% as of December 31, 2014.

As of June 30, 2015, the Corporation had OREO valued at $843 thousand, as compared to $1.1 million as of December 31, 2014. The balance as of June 30, 2015 was comprised of seven residential properties. Five of the residential properties were acquired in the Merger, and one was the result of the foreclosure of a loan acquired in the Merger. The remaining property was the result of the foreclosure of an originated loan. All properties are recorded at the lower of cost or fair value less cost to sell. During the three months ended March 31, 2015, impairments to two OREO properties totaling $89 thousand were recorded based on agreements of sale which closed during the second quarter of 2015. Proceeds from the sale of OREO properties totaled $929 thousand for the six months ended June 30, 2015, with a net gain on sale of $90 thousand recognized.

As of June 30, 2015, the Corporation had $8.0 million of troubled debt restructurings (“TDRs”), of which $4.1 million were in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2014, the Corporation had $8.5 million of TDRs, of which $4.2 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of June 30, 2015, the Corporation had a recorded investment of $12.6 million of impaired loans and leases which included $8.0 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2014 totaled $13.7 million, which included $8.5 million of TDRs. Refer to Note 5H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	June 30, 2015	December 31, 2014
Non-Performing Assets:
Non-accrual loans and leases	$8,996	$10,096
Other real estate owned	843	1,147
Total non-performing assets	$9,839	$11,243
Troubled Debt Restructures:
TDRs included in non-performing loans	$3,960	$4,315
TDRs in compliance with modified terms	4,078	4,157
Total TDRs	$8,038	$8,472
Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	166.3%	144.5%
Non-performing loans and leases to total portfolio loans and leases	0.42%	0.61%
Allowance for loan and lease losses to total portfolio loans and leases	0.69%	0.88%
Non-performing assets to total assets	0.33%	0.50%
Total portfolio loans and leases	$2,153,263	$1,652,257
Allowance for loan and lease losses	$14,959	$14,586

NON-INTEREST INCOME

Three Months Ended June 30, 2015 Compared to the Same Period in 2014

Non-interest income for the three months ended June 30, 2015 increased $1.4 million as compared to the same period in 2014. Contributing to this increase was an increase of $689 thousand in insurance revenues, as the fees and commissions resulting from the acquisitions of Powers Craft Parker and Beard, Inc. (“PCPB”) and RJM continued to increase this source of non-interest income. Sales of residential mortgage loans increased, as the strategic initiative for mortgage banking continues to gain momentum. The gain on sale of residential mortgage loans increased by $241 thousand, or 44.9%, for the three months ended June 30, 2015 as compared to the same period in 2014. Residential mortgage loans originated for resale during the second quarter of 2015 totaled $37.5 million, representing a 147.2% increase from the $15.2 million originated in the same period in 2014. Revenue from wealth management services continues to be strong, totaling $9.6 million for the second quarter of 2015 as compared to $9.5 million for the same period in 2014.

Six Months Ended June 30, 2015 Compared to the Same Period in 2014

Non-interest income for the six months ended June 30, 2015 increased $5.0 million as compared to the same period in 2014. Largely contributing to the increase was an increase of $1.6 million in insurance revenues, from fees and commissions related to PCPB and RJM. Gain on sale of residential mortgage loans increased by $725 thousand, or 84.2%, for the six months ended June 30, 2015 as compared to the same period in 2014. Residential mortgage loans originated for resale during the six months ended June 30, 2015 totaled $64.7 million, representing a 165.1% increase from the $24.4 million originated in the same period in 2014. In addition, as a result of the sales of $62.0 million of available for sale investment securities during the six months ended June 30, 2015, the majority of which had been acquired in the Merger, gain on sale of available for sale investment securities increased by $732 thousand for the six months ended June 30, 2015 as compared to the same period in 2014.

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Residential mortgage loans held in portfolio	$381.3	$310.5	$381.3	$310.5
Mortgage originations	$63.3	$39.6	$99.0	$57.5
Mortgage loans sold:
Servicing retained	$28.2	$15.2	$52.8	$24.2
Servicing released	9.3	—	11.9	0.2
Total mortgage loans sold	$37.5	$15.2	$64.7	$24.4

Percent servicing-retained	75.3%	100.0%	81.6%	99.4%
Percent servicing-released	24.7%	—%	18.4%	0.6%
Percent of originated mortgage loans sold	59.2%	38.3%	65.3%	42.4%
Mortgage servicing rights (“MSRs”)	$5.0	$4.8	$5.0	$4.8
Net gain on sale of loans	$0.8	$0.5	$1.6	$0.9
Loan servicing and other fees	$0.6	$0.4	$1.2	$0.9
Yield on loans sold (includes MSR income)	2.08%	3.54%	2.45%	3.53%
Residential mortgage loans serviced for others(1)	$595.4	$590.7	$595.4	$590.7

The following table provides details of other operating income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Merchant interchange fees	$324	$236	$621	$449
Commissions and fees	251	166	382	304
Bank-owned life insurance (“BOLI”) income	169	73	352	155
Safe deposit box rentals	102	99	196	199
Other investment income	53	134	123	97
Rental income	44	42	91	94
Miscellaneous other income	313	255	579	381
Other operating income	$1,256	$1,005	$2,344	$1,679

NON-INTEREST EXPENSE

Three Months Ended June 30, 2015 Compared to the Same Period in 2014

Non-interest expense for the three months ended June 30, 2015 increased $5.4 million, to $26.0 million, as compared to $20.6 million for the same period in 2014. Increases of $1.4 million, $809 thousand and $1.1 million, in salary and wages, employee benefits and occupancy expenses, respectively, much of which was related to the addition of the Continental staff and offices, contributed to the increase. In addition, due diligence and merger-related costs increased by $917 thousand from the second quarter of 2014, largely due to the Merger and the ongoing integration efforts. Due diligence and merger-related expenses include consultant costs, investment banker fees, contract breakage fees, retention bonuses for severed employees, as well as salary and wages for redundant staffing involved in the integration of the two institutions.

Six Months Ended June 30, 2015 Compared to the Same Period in 2014

Non-interest expense for the six months ended June 30, 2015 increased $13.9 million, to $53.4 million, as compared to $39.5 million for the same period in 2014. Largely accounting for the increase was a $3.2 million increase in due diligence and merger-related costs associated, for the most part, with the Merger and the integration of the Continental Bank’s operations into the Bank’s. In addition, salaries and wages, employee benefits, occupancy and furniture, fixtures and equipment expenses increased primarily as a result of the facilities and staff added in the Merger.

The following table provides details of other operating expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Debt prepayment penalties	$—	$—	$177	$—
Deferred compensation trust expense	93	174	206	183
Director fees	158	135	309	260
Dues and subscriptions	122	93	222	175
FDIC insurance	368	242	742	513
Insurance	188	191	376	395
Loan processing	269	122	621	361
Miscellaneous	504	509	1,090	1,119
Mortgage servicing rights (“MSR”) amortization	149	127	263	242
MSR (recovery) impairment	(22)	(3)	51	(11)
OREO impairment	57	—	139	—
Other taxes	20	24	42	36
Outsourced services	105	108	210	216
Portfolio maintenance	89	78	190	174
Postage	132	133	282	261
Stationary and supplies	138	127	325	232
Swap termination penalties	—	—	343	—
Telephone	371	353	769	656
Temporary help and recruiting	291	246	525	434
Travel and entertainment	170	201	324	328
Other operating expense	$3,202	$2,860	$7,206	$5,574

The following table provides details of due diligence and merger-related expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Advertising	$47	$—	$47	$—
Employee benefits	59	—	153	—
Furniture, fixtures and equipment	9	—	29	—
Information technology	236	—	488	—
Insurance	28	—	224	—
Miscellaneous	58	275	307	515
Professional fees	572	102	1,766	126
Salaries and wages	264	—	744	—
Stationary and supplies	6	—	9	—
Temporary help	15	—	28	—
Total due diligence and merger-related expenses	$1,294	$377	$3,795	$641

INCOME TAXES

Income tax expense for the three and six months ended June 30, 2015 was $4.3 million and $8.4 million, respectively, as compared to $4.1 million and $7.6 million, respectively, for the same periods in 2014. The tax expense recorded reflects a decrease in the effective tax rate from 34.9% for the second quarter of 2014 to 34.6% for the second quarter of 2015 and an increase in the effective tax rate from 34.7% for the six months ended June 30, 2014 to 34.9% for the same period in 2015.The increase in effective tax rate for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily related to non-tax-deductible merger expenses recorded during the six months ended June 30, 2015.

BALANCE SHEET ANALYSIS

Total assets as of June 30, 2015 of $2.95 billion increased $703.5 million from $2.25 billion as of December 31, 2014. The primary cause of this 31.3% increase in total assets was the Merger, which was completed on January 1, 2015. In order to illustrate the change in the Corporation’s balance sheet excluding the addition of the CBH balance sheet, the table below shows the January 1, 2015 pro-forma balance sheet immediately subsequent to the acquisition of CBH.

	Bryn Mawr Bank Corporation	Continental Bank Holdings, Inc.	Bryn Mawr Bank Corporation	Bryn Mawr Bank Corporation	Change from January 1, 2015 Pro Forma to	Change from January 1, 2015 Pro Forma to
(dollars in thousands)	December 31, 2014 (Actual)	January 1, 2015 (acquired)	January 1, 2015 (Pro forma)	June 30, 2015 (Actual)	June 30, 2015 ($)	June 30, 2015 (%)
Assets
Cash and due from banks	$16,717	$5,818	$22,535	$20,258	$(2,277)	(10.1)%
Interest-bearing deposits with banks	202,552	10,791	213,343	156,282	(57,061)	(26.7)%
Cash and cash equivalents	219,269	16,609	235,878	176,540	(59,338)	(25.2)%
Investment securities available for sale	229,577	181,838	411,415	349,496	(61,919)	(15.1)%
Investment securities, trading	3,896	—	3,896	4,029	133	3.4%
Loans held for sale	3,882	507	4,389	15,363	10,974	250.0%
Portfolio loans and leases	1,652,257	424,230	2,076,487	2,153,263	76,776	3.7%
Less: Allowance for loan and lease losses	(14,586)	—	(14,586)	(14,959)	(373)	2.6%
Net portfolio loans and leases	1,637,671	424,230	2,061,901	2,138,304	76,403	3.7%
Premises and equipment, net	33,748	9,037	42,785	43,164	379	0.9%
Accrued interest receivable	5,560	2,094	7,654	7,518	(136)	(1.8)%
Deferred income taxes	7,209	7,445	14,654	11,066	(3,588)	(24.5)%
Mortgage servicing rights	4,765	—	4,765	4,970	205	4.3%
Bank-owned life insurance	20,535	12,054	32,589	32,941	352	1.1%
FHLB stock	11,523	4,981	16,504	11,542	(4,962)	(30.1)%
Goodwill	35,781	67,993	103,774	104,322	548	0.5%
Intangible assets	22,521	4,915	27,436	26,309	(1,127)	(4.1)%
Other investments	5,226	50	5,276	9,295	4,019	76.2%
Other assets	5,343	10,873	16,216	15,155	(1,061)	(6.5)%
Total assets	$2,246,506	$742,626	$2,989,132	$2,950,014	$(39,118)	(1.3)%
Liabilities
Deposits:
Non-interest-bearing	$446,903	$93,852	$540,755	$636,390	$95,635	17.7%
Interest-bearing	1,241,125	387,822	1,628,947	1,624,257	(4,690)	(0.3)%
Total deposits	1,688,028	481,674	2,169,702	2,260,647	90,945	4.2%
Short-term borrowings	23,824	108,609	132,433	26,406	(106,027)	(80.1)%
FHLB advances and other borrowings	260,146	19,726	279,872	244,923	(34,949)	(12.5)%
Accrued interest payable	1,040	295	1,335	1,292	(43)	(3.2)%
Other liabilities	27,994	8,588	36,582	35,648	(934)	(2.6)%
Total liabilities	2,001,032	618,892	2,619,124	2,568,916	(51,008)	(1.9)%
Shareholders’ equity
Common stock	16,742	3,878	20,620	20,848	228	1.1%
Paid-in capital in excess of par value	100,486	119,856	220,342	225,837	5,495	2.5%
Common stock in treasury, at cost	(31,642)	—	(31,642)	(34,346)	(2,704)	8.5%
Accumulated other comprehensive loss, net of tax benefit	(11,704)	—	(11,704)	(11,634)	70	(0.6)%
Retained earnings	171,592	—	171,592	180,393	8,801	5.1%
Total shareholders’ equity	245,474	123,734	369,208	381,098	11,890	3.2%
Total liabilities and shareholders’ equity	$2,246,506	$742,626	$2,989,132	$2,950,014	$(39,118)	(1.3)%

Loans and Leases

The table below compares the portfolio loans and leases outstanding at June 30, 2015 to December 31, 2014:

	June 30, 2015		December 31, 2014		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$924,161	42.9%	$689,528	41.8%	$234,633	34.0%
Home equity lines & loans	211,982	9.8%	182,082	11.0%	29,900	16.4%
Residential mortgage	381,323	17.7%	313,442	19.0%	67,881	21.7%
Construction	88,122	4.1%	66,267	4.0%	21,855	33.0%
Commercial and industrial	472,702	22.0%	335,645	20.3%	137,057	40.8%
Consumer	25,123	1.2%	18,480	1.1%	6,643	35.9%
Leases	49,850	2.3%	46,813	2.8%	3,037	6.5%
Total portfolio loans and leases	2,153,263	100.0%	1,652,257	100.0%	501,006	30.3%
Loans held for sale	15,363		3,882		11,481	295.7%
Total loans and leases	$2,168,626		$1,656,139		$512,487	30.9%

Cash and Investment Securities

As of June 30, 2015, liquidity remained strong as the Corporation had $140.4 million of cash balances at the Federal Reserve and $15.9 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of June 30, 2015 totaled $349.5 million, as compared to $229.6 million as of December 31, 2014, primarily as a result of the $181.8 million of available for sale investments acquired in the Merger. The increase related to the Merger was partially offset by sales, during the six months ended June 30, 2015, of $62.0 million of investment securities available for sale.

Deposits and Borrowings

Deposits and borrowings as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$328,606	14.5%	$277,228	16.4%	$51,378	18.5%
Money market	699,264	30.9%	566,354	33.5%	132,910	23.5%
Savings	189,120	8.4%	138,992	8.2%	50,128	36.1%
Wholesale non-maturity deposits	65,365	2.9%	66,693	4.0%	(1,328)	(2.0)%
Wholesale time deposits	67,894	3.0%	73,458	4.4%	(5,564)	(7.6)%
Retail time deposits	274,008	12.1%	118,400	7.0%	155,608	131.4%
Interest-bearing deposits	1,624,257	71.8%	1,241,125	73.5%	383,132	30.9%
Non-interest-bearing deposits	636,390	28.2%	446,903	26.5%	189,487	42.4%
Total deposits	$2,260,647	100.0%	$1,688,028	100.0%	$572,619	33.9%

Total deposits as of June 30, 2015 increased $572.6 million from the levels present as of December 31, 2014, largely as a result of the deposits assumed in the Merger. In addition, excluding the deposits from the Merger, non-interest-bearing deposits increased by $95.6 million during the six months ended June 30, 2015.

	June 30, 2015		December 31, 2014		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$26,406	9.7%	$23,824	8.4%	$2,582	10.8%
Long-term FHLB advances and other borrowings	244,923	90.3%	260,146	91.6%	(15,223)	(5.9)%
Borrowed funds	$271,329	100.0%	$283,970	100.0%	$(12,641)	(4.5)%

Long-term FHLB advances and other borrowings decreased by $15.2 million during the six months ended June 30, 2015, which included $19.7 million of long-term FHLB advances assumed in the Merger which were prepaid during the first quarter of 2015, incurring a prepayment penalty of $177 thousand.

Capital

Consolidated shareholder’s equity of the Corporation was $381.1 million, or 12.9% of total assets as of June 30, 2015, as compared to $245.5 million, or 10.9% of total assets as of December 31, 2014. Equity issued in the Merger totaled $123.7 million. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2015 and December 31, 2014:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2015:
Total (Tier II) capital to risk weighted assets
Corporation	$300,448	13.44%	$223,576	10.00%
Bank	288,167	12.93%	222,864	10.00%
Tier I capital to risk weighted assets
Corporation	285,439	12.77%	178,861	8.00%
Bank	273,158	12.26%	178,291	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	285,439	12.77%	145,324	6.50%
Bank	273,158	12.26%	144,861	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	285,439	10.20%	139,987	5.00%
Bank	273,158	9.77%	139,757	5.00%
Tangible common equity to tangible assets
Corporation	249,676	8.86%	—	—
Bank	239,633	8.52%	—	—

December 31, 2014:
Total (Tier II) capital to risk weighted assets(1)
Corporation	$217,317	12.86%	$169,071	10.00%
Bank	207,680	12.32%	168,557	10.00%
Tier I capital to risk weighted assets
Corporation	202,734	11.99%	101,442	6.00%
Bank	193,043	11.45%	101,134	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	202,734	9.54%	106,306	5.00%
Bank	193,043	9.09%	106,173	5.00%
Tangible common equity to tangible assets(1)
Corporation	187,172	8.55%	—	—
Bank	177,480	8.13%	—	—

(1) There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

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

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. The capital ratios as of June 30, 2015 for both the Bank and the Corporation have improved from their December 31, 2014 levels, primarily as a result of the $123.7 million of equity issued in the CBH merger, as well as decreases in accumulated other comprehensive losses between the dates. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank.

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

Dividend Reinvestment and Stock Purchase Plan

The Corporation has in place under the Shelf Registration Statement a Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the “Plan”), which, effective April 30, 2015, amended the Corporation’s previous plan, primarily to include administrative changes associated with the Corporation’s stock transfer agent, and replenished the number of shares authorized under the Plan such that 1,500,000 shares remain available for issuance thereunder. The Plan allows for the grant of a request for waiver (“RFW”) above the Plan’s maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of the Corporation’s common stock and general economic and market conditions. For the six months ended June 30, 2015, the Corporation issued 663 shares and raised $20 thousand through the Plan.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of June 30, 2015	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2014	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$803.8	74.5%	$608.2	68.9%	$195.6	32.2%
Federal Reserve Bank of Philadelphia	87.4	100.0%	71.9	100.0%	15.5	21.6%
Fed Funds Lines (six banks)	64.0	100.0%	64.0	100.0%	—	—%
Revolving line of credit with correspondent bank	5.0	100.0%	5.0	100.0%	—	—%
	$960.2	77.8%	$749.1	75.1%	$211.1	28.2%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with CDC to provide up to $5 million, excluding accrued interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $5.2 million in balances, including accrued interest, as of June 30, 2015 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $36.3 million in balances as of June 30, 2015 under this program.

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

The Wealth Management Segment, as discussed in the Non-Interest Income section above recorded a pre-tax segment profit (“PTSP”) of $4.2 million and $8.3 million for the three and six months ended June 30, 2015, respectively, as compared to PTSP of $3.9 million and $7.4 million, for the same respective periods in 2014. The Wealth Management Segment provided 33.9% and 34.5% of the Corporation’s pre-tax profit for the three and six months ended June 30, 2015, respectively, as compared to 33.4% and 33.9% for the same respective periods in 2014.

The Banking Segment recorded a PTSP of $8.2 million and $15.7 million for the three and six months ended June 30, 2015, respectively, as compared to PTSP of $7.8 million and $14.5 million, for the same respective periods in 2014. The Banking Segment provided 66.1% and 65.5% of the Corporation’s pre-tax profit for the three and six months ended June 30, 2015, respectively, as compared to 66.6% and 66.1% for the same respective periods in 2014.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2015 were $582.0 million, as compared to $479.0 million at December 31, 2014.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2015 amounted to $15.5 million, as compared to $15.3 million at December 31, 2014.

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

Contractual Cash Obligations of the Corporation as of June 30, 2015:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$1,918.8	$1,918.8	$—	$—	$—
Wholesale and retail time deposits	341.9	230.4	89.6	21.9	—
Short-term borrowings	26.4	26.4	—	—	—
Long-term FHLB advances and other borrowings	244.9	50.0	126.7	63.2	5.0
Operating leases	75.8	5.2	10.3	9.3	51.0
Purchase obligations	11.8	4.2	6.4	1.0	0.2
Total	$2,619.6	$2,235.0	$233.0	$95.4	$56.2

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

●

the effect of future economic conditions on the Corporation and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, the real estate market, and the Corporation’s interest rate risk exposure and credit risk;

●	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

●	any future downgrades in the credit rating of the U.S. Government and federal agencies;

●	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

●

results of examinations by the Federal Reserve Board, including the possibility that the Federal Reserve Board may, among other things, require us to increase our allowance for loan losses or to write down assets;

●	changes in accounting requirements or interpretations;

●

changes in existing statutes, regulatory guidance, legislation or judicial decisions that adversely affect our business, including changes in federal income tax, state income taxes, without limitation, the Pennsylvania Bank Shares Tax or other tax regulations;

●	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

●

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

●	any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);

●	the Corporation’s need for capital;

●

the Corporation’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

●	the Corporation’s ability to continue to generate investment results for customers and the ability to continue to develop investment products in a manner that meets customers’ needs;

●	differences in the actual financial results, cost savings, and revenue enhancements associated with our acquisitions;

●	changes in consumer and business spending, borrowing and savings habits and demand for financial services in our investment products in a manner that meets customers’ needs;

●	the Corporation’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

●	the Corporation’s ability to originate, sell and service residential mortgage loans;

●

the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, the market value of mortgage servicing rights and various financial assets and liabilities;

●	the Corporation’s ability to retain key members of the senior management team;

●	the ability of key third-party providers to perform their obligations to the Corporation and the Bank;

●	technological changes being more difficult or expensive than anticipated;

●	the businesses of the Corporation and CBH will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

●	revenues now that the Corporation’s acquisition of CBH has been completed may be lower than expected;

●

deposit attrition, operating costs, customer loss and business disruption as a result of the Corporation’s acquisition of CBH, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected;

●

material differences in the actual financial results of the Corporation’s merger and acquisition activities compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within the expected time frame, including as to the Corporation’s acquisition of CBH; and

●	the Corporation’s success in managing the risks involved in the foregoing.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

See the discussion of quantitative and qualitative disclosures about market risks in the Corporation’s 2014 Annual Report, as updated by the disclosure in “Management’s Discussion and Analysis of Results of Operations – Interest Rate Summary,” “– Summary of Interest Rate Simulation,” and “– Gap Analysis” in this quarterly report on Form 10-Q.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, David M. Takats, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2015.

There were no changes in the Corporation’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors
None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the second quarter of 2015 (1) :

Period	Total Number of Shares Purchased(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2015 – April 30, 2015	2,160	$29.80	—	195,705
May 1, 2015 – May 31, 2015	1,739	$29.60	—	195,705
June 1, 2015 – June 30, 2015	88,800	$29.58	88,800	106,905
Total	92,699	$29.59	88,800	106,905

(1)

On February 24, 2006, the Board of Directors of the Corporation adopted a stock repurchase program (the “2006 Program”) under which the Corporation may repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was publicly announced in a Press Release dated February 24, 2006. There is no expiration date on the 2006 Program and the Corporation has no plans for an early termination of the 2006 Program. All shares purchased through the 2006 Program were accomplished in open market transactions. As of June 30, 2015, the maximum number of shares that may yet be purchased under the 2006 Program was 106,905.

(2)	On April 1, 2015, 2,160 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(3)	Between May 11, 2015 and May 15, 2015, 1,739 shares were purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation

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

10.2	Form of Restricted Stock Unit Agreement for Employees (Time-Based Cliff Vesting), filed herewith
10.3

Amended and Restated Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 30, 2015, incorporated by reference to Appendix A of the Corporation’s Proxy Statement on Definitive Schedule 14A filed with the SEC on March 20, 2015

10.4

Bryn Mawr Bank Corporation Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective April 30, 2015, incorporated by reference to the prospectus supplement filed with the SEC on May 1, 2015 pursuant to Rule 424(b)(2) of the Securities Act

10.5

Letter Agreement and General Release, dated July 17, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on July 17, 2015

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

Bryn Mawr Bank Corporation

Date: August 7, 2015	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ David M. Takats
David M. Takats
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

10.2	Form of Restricted Stock Unit Agreement for Employees (Time-Based Cliff Vesting), filed herewith
10.3

Amended and Restated Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 30, 2015, incorporated by reference to Appendix A of the Corporation’s Proxy Statement on Definitive Schedule 14A filed with the SEC on March 20, 2015

10.4

Bryn Mawr Bank Corporation Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective April 30, 2015, incorporated by reference to the prospectus supplement filed with the SEC on May 1, 2015 pursuant to Rule 424(b)(2) of the Securities Act

10.5

Letter Agreement and General Release, dated July 17, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on July 17, 2015

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