Form 10-Q
period 2015-09-30
BRYN MAWR BANK CORP
filed 2015-11-06
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended September 30, 2015

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

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at November 3, 2015
Common Stock, par value $1	17,168,714

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	(unaudited)
	September 30,	December 31,
(dollars in thousands)	2015	2014
Assets
Cash and due from banks	$17,161	$16,717
Interest bearing deposits with banks	100,980	202,552
Cash and cash equivalents	118,141	219,269
Investment securities available for sale, at fair value (amortized cost of $337,978 and $227,553 as of September 30, 2015 and December 31, 2014 respectively)	341,421	229,577
Investment securities, trading	3,451	3,896
Loans held for sale	8,721	3,882
Portfolio loans and leases, originated	1,804,834	1,535,004
Portfolio loans and leases, acquired	423,930	117,253
Total portfolio loans and leases	2,228,764	1,652,257
Less: Allowance for originated loan and lease losses	(15,900)	(14,500)
Less: Allowance for acquired loan and lease losses	(35)	(86)
Total allowance for loans and lease losses	(15,935)	(14,586)
Net portfolio loans and leases	2,212,829	1,637,671
Premises and equipment, net	44,370	33,748
Accrued interest receivable	7,744	5,560
Deferred income taxes	11,216	7,209
Mortgage servicing rights	5,031	4,765
Bank owned life insurance	38,157	20,535
Federal Home Loan Bank stock	11,742	11,523
Goodwill	104,338	35,781
Intangible assets	25,356	22,521
Other investments	9,499	5,226
Other assets	10,726	5,343
Total assets	$2,952,742	$2,246,506
Liabilities
Deposits:
Non-interest-bearing	$605,607	$446,903
Interest-bearing	1,634,237	1,241,125
Total deposits	2,239,844	1,688,028

Short-term borrowings	24,264	23,824
Long-term FHLB advances and other borrowings	254,893	260,146
Subordinated notes	29,466	-
Accrued interest payable	1,444	1,040
Other liabilities	34,676	27,994
Total liabilities	2,584,587	2,001,032
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 20,853,511 and 16,742,135 shares as of September 30, 2015 and December 31, 2014, respectively, and outstanding of 17,166,323 and 13,769,336 as of September 30, 2015 and December 31, 2014, respectively	20,854	16,742
Paid-in capital in excess of par value	226,980	100,486
Less: Common stock in treasury at cost - 3,687,188 and 2,972,799 shares as of September 30, 2015 and December 31, 2014, respectively	(53,000)	(31,642)
Accumulated other comprehensive loss, net of tax benefit	(11,040)	(11,704)
Retained earnings	184,361	171,592
Total shareholders' equity	368,155	245,474
Total liabilities and shareholders' equity	$2,952,742	$2,246,506

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$25,620	$19,710	$76,352	$58,628
Interest on cash and cash equivalents	107	46	346	127
Interest on investment securities:
Taxable	1,135	863	3,616	2,705
Non-taxable	125	100	366	304
Dividends	42	30	96	87
Total interest income	27,029	20,749	80,776	61,851
Interest expense on:
Deposits	1,076	742	3,166	2,144
Short-term borrowings	8	3	39	12
FHLB advances and other borrowings	881	828	2,642	2,354
Subordinated notes	231	-	231	-
Total interest expense	2,196	1,573	6,078	4,510
Net interest income	24,833	19,176	74,698	57,341
Provision for loan and lease losses	1,200	550	2,619	1,200
Net interest income after provision for loan and lease losses	23,633	18,626	72,079	56,141
Non-interest income:
Fees for wealth management services	9,194	9,099	27,899	27,511
Insurance commissions	1,065	164	2,903	369
Service charges on deposits	721	663	2,185	1,920
Loan servicing and other fees	397	431	1,585	1,305
Net gain on sale of loans	685	440	2,271	1,301
Net gain on sale of investment securities available for sale	60	-	873	81
Net (loss) gain on sale of other real estate owned ("OREO")	-	(49)	90	171
Dividend on bank stocks	138	126	1,052	404
Other operating income	1,090	669	3,434	2,377
Total non-interest income	13,350	11,543	42,292	35,439
Non-interest expenses:
Salaries and wages	10,941	9,110	32,875	27,244
Employee benefits	2,590	1,652	7,937	5,440
Occupancy and bank premises	2,557	1,881	7,831	5,497
Furniture, fixtures, and equipment	1,712	1,078	4,712	3,150
Advertising	410	310	1,446	1,104
Amortization of intangible assets	953	633	2,890	1,906
Due diligence, merger-related and merger integration expenses	1,015	775	4,810	1,416
Professional fees	843	701	2,343	2,208
Pennsylvania bank shares tax	433	412	1,299	1,192
Information technology	1,053	678	2,569	2,024
Other operating expenses	2,896	2,731	10,102	8,305
Total non-interest expenses	25,403	19,961	78,814	59,486

Income before income taxes	11,580	10,208	35,557	32,094
Income tax expense	4,084	3,702	12,448	11,295
Net income	$7,496	$6,506	$23,109	$20,799

Basic earnings per common share	$0.43	$0.48	$1.31	$1.54
Diluted earnings per common share	$0.42	$0.47	$1.29	$1.50
Dividends declared per share	$0.20	$0.19	$0.58	$0.55

Weighted-average basic shares outstanding	17,572,421	13,600,348	17,610,353	13,539,327
Dilutive shares	261,877	272,516	320,067	294,114
Adjusted weighted-average diluted shares	17,834,298	13,872,864	17,930,520	13,833,441

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$7,496	$6,506	$23,109	$20,799

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $503, $(227), $803 and $1,090, respectively	935	(421)	1,489	2,025
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $21, $0, $306 and $28, respectively	(39)	-	(567)	(53)
Unrealized investment gains (losses), net of tax expense (benefit) of $482, $(227), $497 and $1,062, respectively	896	(421)	922	1,972
Net change in fair value of derivative used for cash flow hedge:
Change in fair value of hedging instruments, net of tax benefit of $(188), $(4), $(216) and $(257), respectively	(349)	(8)	(400)	(477)
Net change in unfunded pension liability:
Change in unfunded pension liability, net of tax expense of $26, $25, $76 and $74, respectively	47	46	142	139
Total other comprehensive (loss) income	594	(383)	664	1,634

Total comprehensive income	$8,090	$6,123	$23,773	$22,433

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net Income	$23,109	$20,799
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,619	1,200
Depreciation of fixed assets	3,510	2,401
Net amortization of investment premiums and discounts	2,486	1,786
Net gain on sale of investment securities available for sale	(873)	(81)
Net gain on sale of loans	(2,271)	(1,301)
Stock based compensation cost	1,047	911
Amortization and net impairment of mortgage servicing rights	531	357
Net accretion of fair value adjustments	(4,029)	(2,244)
Amortization of intangible assets	2,890	1,906
Impairment of other real estate owned ("OREO")	90	-
Net gain on sale of OREO	(90)	(171)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(568)	(231)
Other, net	1,770	(2,454)
Loans originated for resale	(110,098)	(41,192)
Proceeds from loans sold	107,240	42,065
Provision for deferred income taxes	2,753	2,025
Excess tax benefit from stock-based compensation	(715)	(720)
Change in income taxes payable/receivable	1,824	269
Change in accrued interest receivable	(90)	67
Change in accrued interest payable	109	33
Net cash provided by operating activities	31,244	25,425

Investing activities:
Purchases of investment securities available for sale	(124,161)	(41,647)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	48,968	29,230
Proceeds from sale of investment securities available for sale	64,528	4,165
Net change in FHLB stock	4,762	(1,235)
Proceeds from calls of investment securities	80,465	29,450
Net change in other investments	(4,223)	(155)
Net portfolio loan and lease originations	(150,812)	(98,144)
Purchases of premises and equipment	(5,194)	(3,422)
Purchases of BOLI	(5,000)	-
Acquisitions, net of cash acquired	16,129	-
Proceeds from sale of OREO	928	1,325
Net cash used in investing activities	(73,610)	(80,433)

Financing activities:
Change in deposits	70,780	19,004
Change in short-term borrowings	(108,066)	3,089
Dividends paid	(10,395)	(7,597)
Change in FHLB advances and other borrowings	(24,883)	25,021
Net proceeds from issuance of subordinated debentures	29,466	-
Excess tax benefit from stock-based compensation	715	720
Proceeds from sale of treasury stock from deferred compensation plans	-	79
Net purchase of treasury stock	(21,402)	(920)
Proceeds from issuance of common stock	20	45
Proceeds from exercise of stock options	5,003	2,061
Net cash (used in) provided by financing activities	(58,762)	41,502

Change in cash and cash equivalents	(101,128)	(13,506)
Cash and cash equivalents at beginning of period	219,269	81,071
Cash and cash equivalents at end of period	$118,141	$67,565

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$7,301	$9,005
Interest	$5,674	$4,477

Non-cash information:
Change in other comprehensive loss	$664	$1,634
Change in deferred tax due to change in comprehensive income	$357	$879
Transfer of loans to other real estate owned	$401	$1,193
Issuance of shares and options for acquisitions	$123,734	-
Acquisition of noncash assets and liabilities:
Assets acquired	727,379	-
Liabilities assumed	619,774	-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except per share information)

	For the Nine Months Ended September 30, 2015
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity

Balance December 31, 2014	16,742,135	$16,742	$100,486	$(31,642)	$(11,704)	$171,592	$245,474
Net income	-	-	-	-	-	23,109	23,109
Dividends declared, $0.58 per share	-	-	-	-	-	(10,340)	(10,340)
Other comprehensive income, net of tax expense of $357	-	-	-	-	664	-	664
Stock based compensation	-	-	1,047	-	-	-	1,047
Excess tax benefit from stock-based compensation	-	-	715	-	-	-	715
Retirement of treasury stock	(4,418)	(4)	(40)	44	-	-	-
Cancellation of forfeited restricted stock awards	(27,375)	(27)	27	-	-	-	-
Net purchase of treasury stock	-	-		(21,402)	-	-	(21,402)
Shares issued in acquisitions	3,878,304	3,878	117,513				121,391
Options assumed in acquisitions	-	-	2,343				2,343
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	663	1	19	-	-	-	20
Share-based awards and options exercises	264,202	264	4,870	-	-	-	5,134
Balance September 30, 2015	20,853,511	$20,854	$226,980	$(53,000)	$(11,040)	$184,361	$368,155

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except per share data)	2015	2014	2015	2014
Numerator:
Net income available to common shareholders	$7,496	$6,506	$23,109	$20,799
Denominator for basic earnings per share – weighted average shares outstanding	17,572,421	13,600,348	17,610,353	13,539,327
Effect of dilutive common shares	261,877	272,516	320,067	294,114
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	17,834,298	13,872,864	17,930,420	13,833,441
Basic earnings per share	$0.43	$0.48	$1.31	$1.54
Diluted earnings per share	$0.42	$0.47	$1.29	$1.50
Anti-dilutive shares excluded from computation of average dilutive earnings per share	—	—	—	—

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

The fair values of the assets acquired and liabilities assumed are preliminary estimates. The fair value estimates are subject to adjustment if additional information becomes available during the measurement period in accordance with Accounting Standards Codification (ASC) Topic 805. Such adjustments may change the amount of the purchase price allocation to goodwill.

Continental Bank Holdings, Inc. (“CBH”)

On January 1, 2015, the previously announced merger (the “Merger”) of CBH with and into the Corporation, and the merger of Continental Bank with and into The Bryn Mawr Trust Company, the wholly-owned subsidiary of the Corporation (the “Bank”), as contemplated by the Agreement and Plan of Merger, by and between CBH and the Corporation, dated as of May 5, 2014 (as amended by the Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, the “Agreement”), were completed. In accordance with the Agreement, the aggregate share consideration paid to CBH shareholders consisted of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock. Shareholders of CBH received 0.45 shares of Corporation common stock for each share of CBH common stock they owned as of the effective date of the Merger. Holders of options to purchase shares of CBH common stock received options to purchase shares of Corporation common stock, converted at the same ratio of 0.45. In addition, $1,323,000 was paid to certain warrant holders to cash-out certain warrants. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the date of the Merger. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

In connection with the Merger, the consideration paid and the estimated fair value of identifiable assets acquired and liabilities assumed as of the date of the Merger are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (3,878,304)	$121,391
Cash in lieu of fractional shares	2
Cash-out of certain warrants	1,323
Fair value of options assumed	2,343
Value of consideration	125,059

Assets acquired:
Cash and due from banks	17,934
Investment securities available for sale	181,838
Loans	424,737
Premises and equipment	9,037
Deferred income taxes	7,453
Bank-owned life insurance	12,054
Core deposit intangible	4,191
Favorable lease asset	724
Other assets	17,974
Total assets	675,942

Liabilities assumed:
Deposits	481,674
FHLB and other long-term borrowings	19,726
Short-term borrowings	108,609
Unfavorable lease liability	2,884
Other liabilities	5,999
Total liabilities	618,892

Net assets acquired	57,050

Goodwill resulting from acquisition of CBH	$68,009

The following table details the effect, on goodwill, of adjustments to the initial fair value estimates of the assets acquired and liabilities assumed:

Goodwill resulting from acquisition of CBH based on initial fair value estimates:	$65,838
Effect on goodwill of adjustments to:
Assets:
Portfolio loans	1,864
Deferred income taxes	(1,165)
Favorable lease asset	68
Other assets	111
Liabilities:
Other liabilities	1,293
Adjusted goodwill resulting from acquisition of CBH as of September 30, 2015	$68,009

The fair values of the assets acquired and liabilities assumed are preliminary estimates. The fair value estimates are subject to adjustment if additional information becomes available during the measurement period in accordance with ASC Topic 805. Such adjustments may change the amount of the purchase price allocation to goodwill while changes to other assets and liabilities may impact the statement of income due to adjustments in the yield and/or amortization/accretion of the adjusted assets and liabilities.

Pro Forma Income Statements

The following pro forma income statements for the three and nine months ended September 30, 2014 and 2015 present the pro forma results of operations of the combined institution (CBH and the Corporation) had the merger occurred on January 1, 2014 and January 1, 2015, respectively. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations for the three or nine months ended September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$24,833	$25,027	$74,698	$74,702
Provision for loan and lease losses	1,200	850	2,619	2,057
Net interest income after provision for loan and lease losses	23,633	24,177	72,079	72,645
Non-interest income	13,350	11,812	42,292	37,088
Non-interest expense	25,403	24,106	78,814	72,970
Income before income taxes	11,580	11,883	35,557	36,763
Income tax expense	4,084	4,279	12,448	13,017
Net income	$7,496	$7,604	$23,109	$23,746
Per share data*:
Weighted-average basic shares outstanding	17,572,421	17,478,652	17,610,353	17,417,631
Dilutive shares	261,877	351,099	320,067	372,697
Adjusted weighted-average diluted shares	17,834,298	17,829,751	17,930,420	17,790,328
Basic earnings per common share	$0.43	$0.44	$1.31	$1.36
Diluted earnings per common share	$0.42	$.043	$1.29	$1.33

* Assumes that the shares of common stock outstanding as of December 31, 2014 for CBH were outstanding for the full three and nine months ended September 30, 2014 and therefore equal the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2014. The merger conversion of 8,618,629 shares of CBH common stock equals 3,878,304 shares of Corporation common stock (8,618,629 times 0.45, minus 79 fractional shares paid in cash).

Powers Craft Parker and Beard, Inc. (“PCPB”)

The acquisition of PCPB, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on October 1, 2014. The consideration paid by the Corporation was $7.0 million, of which $5.4 million was paid at closing. The remaining $1.6 million consists of three contingent payments, with each payment not to exceed $542 thousand. Each payment is subject to the attainment of certain revenue targets during the applicable periods. The measurement periods for the three contingent payments are the twelve month periods ending September 30, 2015, 2016 and 2017. As of September 30, 2015, the revenue targets for the twelve month period ended September 30, 2015 had been satisfied and payment of $542 thousand is scheduled to occur during the fourth quarter of 2015. The acquisition of PCPB has enabled the Corporation to offer a comprehensive line of insurance solutions to both individual and business clients.

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

Due Diligence, Merger-Related and Merger Integration Expenses

Due diligence, merger-related and merger integration expenses include consultant costs, investment banker fees, contract breakage fees, retention bonuses for severed employees, salary and wages for redundant staffing involved in the integration of the institutions and bonus accruals for members of the merger integration team. The following table details the costs identified and classified as due diligence, merger-related and merger integration costs for the periods indicated:

(dollars in thousands)	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Advertising	$36	$—	$83	$—
Employee benefits	60	—	213	—
Furniture, fixtures and equipment	64	1	93	1
Professional fees	319	693	2,084	819
Salaries and wages	480	28	1,224	29
Other	56	53	1,113	567
Total due diligence, merger-related and merger integration expenses	$1,015	$775	$4,810	$1,416

Note 4 - Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of September 30, 2015

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$—	$—	$101
Obligations of the U.S. government and agencies	90,927	732	(20)	91,639
Obligations of state and political subdivisions	43,976	179	(24)	44,131
Mortgage-backed securities	152,918	2,603	(11)	155,510
Collateralized mortgage obligations	32,614	358	(19)	32,953
Other investments	17,442	16	(371)	17,087
Total	$337,978	$3,888	$(445)	$341,421

As of December 31, 2014

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(2)	$100
Obligations of the U.S. government and agencies	66,881	171	(290)	66,762
Obligations of state and political subdivisions	28,955	137	(47)	29,045
Mortgage-backed securities	79,498	1,914	(30)	81,382
Collateralized mortgage obligations	34,618	299	(120)	34,797
Other investments	17,499	173	(181)	17,491
Total	$227,553	$2,694	$(670)	$229,577

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of September 30, 2015

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$8,201	$(8)	$2,994	$(12)	$11,195	$(20)
Obligations of state and political subdivisions	11,003	(18)	2,484	(6)	13,487	(24)
Mortgage-backed securities	5,511	(11)	—	—	5,511	(11)
Collateralized mortgage obligations	3,081	(10)	2,618	(9)	5,699	(19)
Other investments	15,271	(371)	—	—	15,271	(371)
Total	$43,067	$(418)	$8,096	$(27)	$51,163	$(445)

As of December 31, 2014

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$100	$(2)	$100	$(2)
Obligations of the U.S. government and agencies	16,822	(28)	22,691	(262)	39,513	(290)
Obligations of state and political subdivisions	4,777	(19)	4,060	(28)	8,837	(47)
Mortgage-backed securities	2,289	(14)	3,814	(16)	6,103	(30)
Collateralized mortgage obligations	3,274	(22)	9,507	(98)	12,781	(120)
Other investments	13,717	(181)	—	—	13,717	(181)
Total	$40,879	$(264)	$40,172	$(406)	$81,051	$(670)

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

As of September 30, 2015 and December 31, 2014, securities having fair values of $148.6 million and $91.9 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of September 30, 2015 and December 31, 2014, by contractual maturity, are shown below:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities[1]:
Due in one year or less	$8,426	$8,433	$15,254	$15,277
Due after one year through five years	70,623	70,908	59,433	59,463
Due after five years through ten years	36,500	36,650	23,151	23,067
Due after ten years	21,355	21,775	—	—
Subtotal	136,904	137,766	97,838	97,807
Mortgage-related securities[2]	185,532	188,463	114,116	116,179
Total	$322,436	$326,229	$211,954	$213,986

1 Included in the investment portfolio, but not in the table above, are mutual funds with a fair value of $15.2 million and $15.6 million as of September 30, 2015 and December 31, 2014, respectively, which have no stated maturity.

2 Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2015 and December 31, 2014, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

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

A. The table below details all portfolio loans and leases as of the dates indicated:

	September 30, 2015	December 31, 2014
Loans held for sale	$8,721	$3,882
Real estate loans:
Commercial mortgage	$971,983	$689,528
Home equity lines and loans	212,258	182,082
Residential mortgage	399,730	313,442
Construction	82,820	66,267
Total real estate loans	1,666,791	1,251,319
Commercial and industrial	488,977	335,645
Consumer	22,350	18,480
Leases	50,646	46,813
Total portfolio loans and leases	2,228,764	1,652,257
Total loans and leases	$2,237,485	$1,656,139
Loans with fixed rates	$1,114,739	$927,009
Loans with adjustable or floating rates	1,122,746	729,130
Total loans and leases	$2,237,485	$1,656,139
Net deferred loan origination costs included in the above loan table	$220	$324

    The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

	September 30, 2015	December 31, 2014
Loans held for sale	$8,721	$3,882
Real estate loans:
Commercial mortgage	$758,266	$637,100
Home equity lines and loans	171,297	164,554
Residential mortgage	304,370	276,596
Construction	72,216	66,206
Total real estate loans	1,306,149	1,144,456
Commercial and industrial	426,058	325,264
Consumer	21,981	18,471
Leases	50,646	46,813
Total portfolio loans and leases	1,804,834	1,535,004
Total loans and leases	$1,813,555	$1,538,886
Loans with fixed rates	$928,606	$856,203
Loans with adjustable or floating rates	884,949	682,683
Total originated loans and leases	$1,813,555	$1,538,886
Net deferred loan origination costs included in the above loan table	220	324

     The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

	September 30, 2015	December 31, 2014
Real estate loans:
Commercial mortgage	$213,717	$52,428
Home equity lines and loans	40,961	17,528
Residential mortgage	95,360	36,846
Construction	10,604	61
Total real estate loans	360,642	106,863
Commercial and industrial	62,919	10,381
Consumer	369	9
Total portfolio loans and leases	423,930	117,253
Total loans and leases	$423,930	$117,253
Loans with fixed rates	$186,133	$70,806
Loans with adjustable or floating rates	237,797	46,447
Total acquired loans and leases	$423,930	$117,253

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Minimum lease payments receivable	$57,187	$53,131
Unearned lease income	(8,816)	(8,546)
Initial direct costs and deferred fees	2,275	2,228
Total	$50,646	$46,813

C. Non-Performing Loans and Leases(1)

The following table details all non-performing portfolio loans and leases as of the dates indicated:

(dollars in thousands)	September 30, 2015	December 31, 2014
Non-accrual loans and leases:
Commercial mortgage	$931	$668
Home equity lines and loans	1,661	1,061
Residential mortgage	5,249	5,693
Construction	34	263
Commercial and industrial	4,337	2,390
Consumer	2	—
Leases	101	21
Total	$12,315	$10,096

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $837 thousand and $572 thousand of purchased credit-impaired loans as of September 30, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition.

The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	September 30, 2015	December 31, 2014
Non-accrual originated loans and leases:
Commercial mortgage	$374	$—
Home equity lines and loans	1,493	904
Residential mortgage	4,107	4,662
Construction	34	263
Commercial and industrial	2,760	1,583
Consumer	2	—
Leases	101	21
Total	$8,871	$7,433

The following table details non-performing acquired portfolio loans(1) as of the dates indicated:

(dollars in thousands)	September 30, 2015	December 31, 2014
Non-accrual acquired loans and leases:
Commercial mortgage	$557	$668
Home equity lines and loans	168	157
Residential mortgage	1,142	1,031
Construction	—	—
Commercial and industrial	1,577	807
Consumer	—	—
Total	$3,444	$2,663

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $837 thousand and $572 thousand of purchased credit-impaired loans as of September 30, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Outstanding principal balance	$27,626	$12,491
Carrying amount(1)	$19,095	$9,045

(1)

Includes $1.0 million and $105 thousand of purchased credit-impaired loans as of September 30, 2015 and December 31, 2014, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $837 thousand and $572 thousand of purchased credit-impaired loans as of September 30, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the nine months ended September 30, 2015:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2014	$5,357
Accretion	(1,631)
Reclassifications from nonaccretable difference	204
Additions/adjustments	3,132
Disposals	(339)
Balance, September 30, 2015	$6,723

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of September 30, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$740	$—	$—	$740	$970,312	$971,052	$931	$971,983
Home equity lines and loans	264	709	—	973	209,624	210,597	1,661	212,258
Residential mortgage	1,655	433	—	2,088	392,393	394,481	5,249	399,730
Construction	—	—	—	—	82,786	82,786	34	82,820
Commercial and industrial	894	100	—	994	483,646	484,640	4,337	488,977
Consumer	22	—	—	22	22,326	22,348	2	22,350
Leases	123	20	—	143	50,402	50,545	101	50,646
	$3,698	$1,262	$—	$4,960	$2,211,489	$2,216,449	$12,315	$2,228,764

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2014	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$71	$1,185	$—	$1,256	$687,604	$688,860	$668	$689,528
Home equity lines and loans	26	—	—	26	180,995	181,021	1,061	182,082
Residential mortgage	381	123	—	504	307,245	307,749	5,693	313,442
Construction	—	—	—	—	66,004	66,004	263	66,267
Commercial and industrial	390	–	—	390	332,865	333,255	2,390	335,645
Consumer	19	3	—	22	18,458	18,480	—	18,480
Leases	18	17	—	35	46,757	46,792	21	46,813
	$905	$1,328	$—	$2,233	$1,639,928	$1,642,161	$10,096	$1,652,257

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of September 30, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$683	$—	$—	$683	$757,209	$757,892	$374	$758,266
Home equity lines and loans	264	709	—	973	168,831	169,804	1,493	171,297
Residential mortgage	1,383	99	—	1,482	298,781	300,263	4,107	304,370
Construction	—	—	—	—	72,182	72,182	34	72,216
Commercial and industrial	625	100	—	725	422,573	423,298	2,760	426,058
Consumer	22	—	—	22	21,957	21,979	2	21,981
Leases	123	20	—	143	50,402	50,545	101	50,646
	$3,100	$928	$—	$4,028	$1,791,935	$1,795,963	$8,871	$1,804,834

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2014	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$—	$1,185	$—	$1,185	$635,914	$637,099	$—	$637,099
Home equity lines and loans	19	—	—	19	163,631	163,650	904	164,554
Residential mortgage	218	123	—	341	271,593	271,934	4,662	276,596
Construction	—	—	—	—	65,943	65,943	263	66,206
Commercial and industrial	119	—	—	119	323,561	323,680	1,583	325,263
Consumer	19	3	—	22	18,450	18,472	—	18,472
Leases	18	17	—	35	46,757	46,792	21	46,813
	$393	$1,328	$—	$1,721	$1,525,849	$1,527,570	$7,433	$1,535,003

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of September 30, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$57	$—	$—	$57	$213,103	$213,160	$557	$213,717
Home equity lines and loans	—	—	—	—	40,793	40,793	168	40,961
Residential mortgage	272	334	—	606	93,612	94,218	1,142	95,360
Construction	—	—	—	—	10,604	10,604	—	10,604
Commercial and industrial	269	—	—	269	61,073	61,342	1,577	62,919
Consumer	—	—	—	—	369	369	—	369
	$598	$334	$—	$932	$419,554	$420,486	$3,444	$423,930

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2014	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$71	$—	$—	$71	$51,690	$51,761	$668	$52,429
Home equity lines and loans	7	—	—	7	17,364	17,371	157	17,528
Residential mortgage	163	—	—	163	35,652	35,815	1,031	36,846
Construction	—	—	—	—	61	61	—	61
Commercial and industrial	271	—	—	271	9,304	9,575	807	10,382
Consumer	—	—	—	—	8	8	—	8
	$512	$—	$—	$512	$114,079	$114,591	$2,663	$117,254

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three and nine months ended September 30, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2015	$3,659	$1,969	$1,808	$1,462	$4,886	$324	$499	$352	$14,959
Charge-offs	—	—	(32)	—	(44)	(32)	(200)	—	(308)
Recoveries	—	21	21	1	6	6	29	—	84
Provision for loan and lease losses	1,360	(244)	438	(474)	(205)	(20)	179	166	1,200
Balance, September 30, 2015	$5,019	$1,746	$2,235	$989	$4,643	$278	$507	$518	$15,935

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2014	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586
Charge-offs	(50)	(204)	(546)	—	(315)	(108)	(325)	—	(1,548)
Recoveries	23	89	30	3	32	14	87	—	278
Provision for loan and lease losses	1,098	(56)	1,015	(381)	393	134	277	139	2,619
Balance September 30, 2015	$5,019	$1,746	$2,235	$989	$4,643	$278	$507	$518	$15,935

The following table details the roll-forward of the Allowance for the three and nine months ended September 30, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2014	$3,831	$2,594	$2,387	$1,000	$4,658	$261	$441	$298	$15,470
Charge-offs	(80)	(95)	(11)	—	(19)	(42)	(246)	—	(493)
Recoveries	—	—	9	—	1	7	55	—	72
Provision for loan and lease losses	169	(340)	(136)	245	458	(43)	199	(2)	550
Balance, September 30, 2014	$3,920	$2,159	$2,249	$1,245	$5,098	$183	$449	$296	$15,599

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2013	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515
Charge-offs	(100)	(538)	(28)	—	(188)	(113)	(368)	—	(1,335)
Recoveries	1	2	21	—	55	13	127	—	219
Provision for loan and lease losses	222	491	(190)	400	220	24	86	(53)	1,200
Balance September 30, 2014	$3,920	$2,159	$2,249	$1,245	$5,098	$183	$449	$296	$15,599

The following table details the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2015 and December 31, 2014:

(dollars in thousands) As of September 30, 2015	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$76	$—	$629	$7	$—	$—	$712
Collectively evaluated for impairment	5,019	1,746	2,159	989	4,014	271	507	518	15,223
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$5,019	$1,746	$2,235	$989	$4,643	$278	$507	$518	$15,935
As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$4	$184	$—	$448	$32	$—	$—	$668
Collectively evaluated for impairment	3,948	1,913	1,552	1,366	4,085	206	468	379	13,917
Purchased credit-impaired(1)	—	—	—	1	—	—	—	—	1
Total	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2015 and December 31, 2014:

(dollars in thousands) As of September 30, 2015	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$444	$1,758	$8,081	$34	$5,013	$33	$—	$15,363
Collectively evaluated for impairment	958,000	210,328	391,632	78,850	482,533	22,317	50,646	2,194,306
Purchased credit-impaired(1)	13,539	172	17	3,936	1,431	—	—	19,095
Total	$971,983	$212,258	$399,730	$82,820	$488,977	$22,350	$50,646	$2,228,764
As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$97	$1,155	$8,642	$264	$3,460	$31	$—	$13,649
Collectively evaluated for impairment	680,820	180,912	304,773	65,942	331,854	18,449	46,813	1,629,563
Purchased credit-impaired(1)	8,611	15	27	61	331	—	—	9,045
Total	$689,528	$182,082	$313,442	$66,267	$335,645	$18,480	$46,813	$1,652,257

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2015 and December 31, 2014:

(dollars in thousands) As of September 30, 2015	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$54	$—	$616	$7	$—	$—	$677
Collectively evaluated for impairment	5,019	1,746	2,159	989	4,014	271	507	518	15,223
Total	$5,019	$1,746	$2,213	$989	$4,630	$278	$507	$518	$15,900
As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$4	$162	$—	$448	$32	$—	$—	$646
Collectively evaluated for impairment	3,948	1,851	1,551	1,366	4,085	206	468	379	13,854
Total	$3,948	$1,855	$1,713	$1,366	$4,533	$238	$468	$379	$14,500

The following table details the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2015 and December 31, 2014:

(dollars in thousands) As of September 30, 2015	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$374	$1,607	$6,548	$34	$3,753	$33	$—	$12,349
Collectively evaluated for impairment	757,892	169,690	297,822	72,182	422,305	21,948	50,646	1,792,485
Total	$758,266	$171,297	$304,370	$72,216	$426,058	$21,981	$50,646	$1,804,834
As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$—	$998	$7,211	$264	$2,632	$31	$—	$11,136
Collectively evaluated for impairment	637,099	163,557	269,385	65,942	322,632	18,440	46,813	1,523,868
Total	$637,099	$164,555	$276,596	$66,206	$325,264	$18,471	$46,813	$1,535,004

The following table details the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2015 and December 31, 2014:

(dollars in thousands) As of September 30, 2015	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$22	$—	$13	$—	$—	$—	$35
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$22	$—	$13	$—	$—	$—	$35
As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$22	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	—	62	1	—	—	—	—	—	63
Purchased credit-impaired(1)	—	—	—	1	—	—	—	—	1
Total	$—	$62	$23	$1	$—	$—	$—	$—	$86

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2015 and December 31, 2014:

(dollars in thousands) As of September 30, 2015	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$70	$151	$1,533	$—	$1,260	$—	$—	$3,014
Collectively evaluated for impairment	200,108	40,638	93,810	6,668	60,228	369	—	401,821
Purchased credit-impaired(1)	13,539	172	17	3,936	1,431	—	—	19,095
Total	$213,717	$40,961	$95,360	$10,604	$62,919	$369	$—	$423,930
As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$97	$157	$1,431	$—	$828	$—	$—	$2,513
Collectively evaluated for impairment	43,721	17,355	35,388	—	9,222	9	—	105,695
Purchased credit-impaired(1)	8,611	15	27	61	331	—	—	9,045
Total	$52,429	$17,527	$36,846	$61	$10,381	$9	$—	$117,253

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2015 and December 31, 2014:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Pass	$951,164	$683,549	$78,149	$66,004	$476,838	$329,299	$1,506,151	$1,078,852
Special Mention	6,590	4,364	—	—	2,877	1,149	9,467	5,513
Substandard	14,229	1,615	2,670	263	7,344	5,197	24,243	7,075
Doubtful	—	—	2,001	—	1,918	—	3,919	—
Total	$971,983	$689,528	$82,820	$66,267	$488,977	$335,645	$1,543,780	$1,091,440

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Performing	$394,481	$307,749	$210,597	$181,021	$22,348	$18,480	$50,545	$46,792	$677,971	$554,042
Non-performing	5,249	5,693	1,661	1,061	2	—	101	21	7,013	6,775
Total	$399,730	$313,442	$212,258	$182,082	$22,350	$18,480	$50,646	$46,813	$684,984	$560,817

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2015 and December 31, 2014:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Pass	$746,856	$631,910	$71,402	$65,943	$417,340	$319,723	$1,235,598	$1,017,576
Special Mention	5,622	4,364	—	—	2,743	1,149	8,365	5,513
Substandard	5,788	825	814	263	4,057	4,391	10,659	5,479
Doubtful	—	—	—	—	1,918	—	1,918	—
Total	$758,266	$637,099	$72,216	$66,206	$426,058	$325,263	$1,256,540	$1,028,568

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Performing	$300,263	$271,933	$169,804	$163,651	$21,979	$18,471	$50,545	$46,792	$542,591	$500,847
Non-performing	4,107	4,663	1,493	904	2	—	101	21	5,703	5,588
Total	$304,370	$276,596	$171,297	$164,555	$21,981	$18,471	$50,646	$46,813	$548,294	$506,435

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2015 and December 31, 2014:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Pass	$204,308	$51,639	$6,747	$61	$59,498	$9,576	$270,553	$61,276
Special Mention	968	—	—	—	134	—	1,102	—
Substandard	8,441	790	1,856	—	3,287	806	13,584	1,596
Doubtful	—	—	2,001	—	—	—	2,001	—
Total	$213,717	$52,429	$10,604	$61	$62,919	$10,382	$287,240	$62,872

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Total
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Performing	$94,218	$35,816	$40,793	$17,370	$369	$9	$135,380	$53,195
Non-performing	1,142	1,030	168	157	—	—	1,310	1,187
Total	$95,360	$36,846	$40,961	$17,527	$369	$9	$136,690	$54,382

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	September 30, 2015	December 31, 2014
TDRs included in nonperforming loans and leases	$3,711	$4,315
TDRs in compliance with modified terms	4,062	4,157
Total TDRs	$7,773	$8,472

The following table presents information regarding loan and lease modifications categorized as TDRs for the three months ended September 30, 2015:

	For the Three Months Ended September 30, 2015
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Leases	1	$70	$70
Total	1	$70	$70

The following table presents information regarding the types of loan and lease modifications made for the three months ended September 30, 2015:

	Number of Contracts for the Three Months Ended September 30, 2015
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Leases	—	—	—	—	1	—
Total	—	—	—	—	1	—

The following table presents information regarding loan and lease modifications categorized as TDRs for the nine months ended September 30, 2015:

	For the Nine Months Ended September 30, 2015
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage	2	$383	$383
Home equity lines and loans	1	22	22
Leases	2	82	82
Total	5	$487	$487

The following table presents information regarding the types of loan and lease modifications made for the nine months ended September 30, 2015:

	Number of Contracts for the Nine Months Ended September 30, 2015
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential mortgage	—	—	2	—	—	—
Home equity lines and loans	—	—	—	1	—	—
Leases	—	—	—	—	2	—
Total	—	—	2	1	2	—

During the three and nine months ended September 30, 2015, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands) As of or for the three months ended September 30, 2015	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related Allowance:
Residential mortgage	$707	$721	$76	$723	$8	$—
Commercial and industrial	2,988	3,077	629	3,278	13	—
Consumer	33	32	7	33	—	—
Total	$3,728	$3,830	$712	$4,034	$21	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$444	$453	$—	$461	$—	$—
Home equity lines and loans	1,758	1,764	—	1,886	1	—
Residential mortgage	7,374	8,263	—	8,643	31	—
Construction	34	804	—	879	—	—
Commercial and industrial	2,025	2,084	—	2,182	1	—
Total	$11,635	$13,368	$—	$14,051	$33	$—

Grand total	$15,363	$17,198	$712	$18,085	$54	$—

(1)	The table above does not include the recorded investment of $178 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands) As of or for the nine months ended September 30, 2015	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related Allowance:
Residential mortgage	$707	$721	$76	$726	$25	$—
Commercial and industrial	2,988	3,077	629	3,225	39	—
Consumer	33	32	7	33	1	—
Total	$3,728	$3,830	$712	$3,984	$65	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$444	$453	$—	$461	$—	$—
Home equity lines and loans	1,758	1,764	—	1,900	4	—
Residential mortgage	7,374	8,263	—	8,687	92	—
Construction	34	804	—	926	—	—
Commercial and industrial	2,025	2,084	—	1,727	4	—
Total	$11,635	$13,368	$—	$13,701	$100	$—

Grand total	$15,363	$17,198	$712	$17,685	$165	$—

(1)	The table above does not include the recorded investment of $178 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands) As of or for the three months ended September 30, 2014	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related Allowance:
Home equity lines and loans	$272	$360	$120	$360	$—	$—
Residential mortgage	4,766	4,755	613	4,863	38	—
Commercial and industrial	3,012	3,213	892	3,250	15	—
Consumer	33	33	32	33	—	—
Total	$8,083	$8,361	$1,657	$8,506	$53	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$646	$667	$—	$713	$—	$—
Home equity lines and loans	965	969	—	1,067	2	—
Residential mortgage	4,548	4,873	—	5,253	29	—
Construction	263	1,225	—	1,316	—	—
Commercial and industrial	638	641	—	661	—	—
Total	$7,060	$8,375	$—	$9,010	$31	$—
						—
Grand total	$15,143	$16,736	$1,657	$17,516	$84	$—

(1)	The table above does not include the recorded investment of $43 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands) As of or for the nine months ended September 30, 2014	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related Allowance:
Home equity lines and loans	$272	$360	$120	$359	$6	$—
Residential mortgage	4,766	4,755	613	4,774	115	—
Commercial and industrial	3,012	3,213	892	3,276	34	—
Consumer	33	33	32	33	1	—
Total	$8,083	$8,361	$1,657	$8,442	$156	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$646	$667	$—	$716	$18	$—
Home equity lines and loans	965	969	—	1,075	9	—
Residential mortgage	4,548	4,873	—	5,235	103	—
Construction	263	1,225	—	1,495	—	—
Commercial and industrial	638	641	—	670	2	—
Total	$7,060	$8,375	$—	$9,191	$132	$—
						—
Grand total	$15,143	$16,736	$1,657	$17,633	$288	$—

(1)	The table above does not include the recorded investment of $43 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands) As of December 31, 2014	Recorded Investment(2)	Principal Balance	Related Allowance
Impaired loans with related allowance:
Home equity lines and loans	$111	$198	$4
Residential mortgage	3,273	3,260	184
Commercial and industrial	2,069	2,527	448
Consumer	31	32	32
Total	5,484	6,017	668

Impaired loans(1)(3) without related allowance:
Commercial mortgage	97	97	—
Home equity lines and loans	1,044	1,137	—
Residential mortgage	5,369	5,794	—
Construction	264	1,225	—
Commercial and industrial	1,391	1,403	—
Total	8,165	9,656	—

Grand total	$13,649	$15,673	$668

(1)	The table above does not include the recorded investment of $63 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

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

(dollars in thousands)	As of September 30, 2015
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$220,395	$(6,678)	$213,717
Home equity lines and loans	43,047	(2,086)	40,961
Residential mortgage	98,742	(3,382)	95,360
Construction	12,301	(1,697)	10,604
Commercial and industrial	67,227	(4,308)	62,919
Consumer	396	(27)	369
Total	442,108	$(18,178)	$423,930

(dollars in thousands)	As of December 31, 2014
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$56,605	$(4,177)	$52,428
Home equity lines and loans	18,106	(578)	17,528
Residential mortgage	37,742	(896)	36,846
Construction	85	(24)	61
Commercial and industrial	11,128	(747)	10,381
Consumer	9	—	9
Total	$123,675	$(6,422)	$117,253

 Note 6 - Deposits

The following table details the components of deposits:

(dollars in thousands)	September 30, 2015	December 31, 2014

Interest-bearing checking accounts	$330,683	$277,228
Money market accounts	748,983	566,354
Savings accounts	192,995	138,992
Wholesale non-maturity deposits	65,636	66,693
Wholesale time deposits	57,671	73,458
Time deposits	238,269	118,400
Total interest-bearing deposits	1,634,237	1,241,125
Non-interest-bearing deposits	605,607	446,903
Total deposits	$2,239,844	$1,688,028

Note 7 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Overnight fed funds*	$—	$—
Short-term FHLB advances*	—	—
Repurchase agreements	24,264	23,824
Total short-term borrowings	$24,264	$23,824

*Although period-end balance is zero, these borrowing types may contribute to the average balances in the table below.

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at period-end	$24,264	$13,980	$24,264	$13,980
Maximum amount outstanding at any month-end	28,220	28,017	38,546	28,017
Average balance outstanding during the period	39,352	14,074	28,166	14,798
Weighted-average interest rate:
As of period-end	0.10%	0.10%	0.10%	0.10%
Paid during the period	0.11%	0.10%	0.13%	0.13%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	September 30, 2015	December 31, 2014
Within one year	$60,000	$25,535
Over one year through five years	189,893	227,111
Over five years through ten years	5,000	7,500
Total	$254,893	$260,146

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted	Coupon Rate(1)		Balance
			Average			September 30,	December 31,
Description	From	To	Rate(1)	From	To	2015	2014
Fixed amortizing(1)	04/09/2015	04/09/2015	3.57%	3.57%	3.57%	$—	$535
Bullet maturity – fixed rate	02/23/2016	12/19/2020	1.46%	0.80%	2.41%	198,612	193,240
Bullet maturity – variable rate	01/04/2016	11/28/2017	0.38%	0.25%	0.54%	35,000	45,000
Convertible-fixed(2)	01/03/2018	08/20/2018	2.94%	2.58%	3.50%	21,281	21,371
Total						$254,893	$260,146

(1)Maturity range, weighted average rate and coupon rate range refers to September 30, 2015 balances, except Fixed Amortizing.
(2)FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of September 30, 2015, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2015. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of September 30, 2015 the Corporation had a maximum borrowing capacity with the FHLB of approximately $1.11 billion, of which the unused capacity was $824.0 million. In addition, there were unused capacities of $64.0 million in overnight federal funds line, $75.4 million of Federal Reserve Discount Window borrowings and $5.0 million in a revolving line of credit from a correspondent bank as of September 30, 2015. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $11.7 million and $11.5 million as of September 30, 2015 and December 31, 2014, respectively. The carrying amount of the FHLB capital stock approximates its redemption value.

Note 8 – Subordinated Debt

On August 6, 2015, the Corporation completed the issuance of $30 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "Notes") due 2025 in a private placement transaction to institutional accredited investors.

The net proceeds of the offering, which totaled $29.5 million, increased Tier 2 regulatory capital and the Corporation intends to use the net proceeds for general corporate purposes including share repurchases, funding the termination of the Corporation’s pension plan, possible acquisitions and organic growth. The debt issuance costs are included as a direct deduction from the debt liability and the costs are amortized to interest expense using the effective interest method.

The Notes bear interest at an annual fixed rate of 4.75% from the date of issuance until August 14, 2020, with the first interest payment on the Notes occurring on February 15, 2016 and semi-annually thereafter each August 15 and February 15 through August 15, 2020. Thereafter, the Notes will bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date, payable quarterly on November 15, February 15, May 15 and August 15 of each year. Beginning with the interest payment date of August 15, 2020, and on any scheduled interest payment date thereafter, the Corporation has the option to redeem the Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed Notes, plus accrued and unpaid interest to the date of the redemption.

In conjunction with the issuance, the Corporation engaged the Kroll Bond Rating Agency (“KBRA”) to assign a senior unsecured long-term debt rating, a subordinated debt rating and a short-term rating to the Corporation. As a result of their evaluation, KBRA assigned the Corporation a senior unsecured debt rating of A-, a subordinated debt rating of BBB+ and a short-term rating of K2.

Note 9 - Derivatives and Hedging Activities

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

The following table details the Corporation’s derivative positions as of the balance sheet dates indicated:

As of September 30, 2015:

(dollars in thousands)					Current		Fair Value of
Notional	Trade	Effective	Maturity	Receive (Variable)	Projected	Pay Fixed	Asset
Amount	Date	Date	Date	Index	Receive Rate	Swap Rate	(Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	1.724%	2.376%	$(655)

As of December 31, 2014:

(dollars in thousands)					Current		Fair Value of
Notional	Trade	Effective	Maturity	Receive (Variable)	Projected	Pay Fixed	Asset
Amount	Date	Date	Date	Index	Receive Rate	Swap Rate	(Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.335%	2.376%	$(39)

For each of the three and nine month periods ended September 30, 2015 and 2014, there were no reclassifications of the interest-rate swap’s fair value from other comprehensive income to earnings.

Note 10 – Stock-Based Compensation

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

The following table provides information about options outstanding for the three months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, June 30, 2015	401,307	$20.39	$6.99
Options assumed in Merger	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(29,369)	$20.20	$9.39
Options outstanding, September 30, 2015	371,938	$20.41	$6.81

The following table provides information about options outstanding for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2014	447,966	$20.94	$4.75
Options assumed in the Merger	181,256	$17.73	$12.94
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(257,284)	$19.45	$7.55
Options outstanding, September 30, 2015	371,938	$20.41	$6.81

As of September 30, 2015, there were no unvested stock options.

For the three months ended September 30, 2015, the Corporation did not recognize any expense related to stock options. For the nine months ended September 30, 2015, the Corporation recognized $3 thousand of expense related to stock options assumed in the Merger. As of September 30, 2015, there was no unrecognized expense related to stock options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and nine months ended September 30, 2015 and 2014 are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Proceeds from exercise of stock options	$593	$683	$5,003	$2,061
Related tax benefit recognized	10	82	456	256
Net proceeds of options exercised	$603	$765	$5,459	$2,317
Intrinsic value of options exercised	$246	$309	$2,710	$886

The following table provides information about options outstanding and exercisable at September 30, 2015:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	371,938	371,938
Weighted average exercise price	$20.41	$20.41
Aggregate intrinsic value	$3,966	$3,966
Weighted average contractual term in years	2.7	2.7

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs, RSUs, PSAs and PSUs under the 2007 LTIP, 2010 LTIP and Amended 2010 LTIP.

RSAs and RSUs

The compensation expense for the RSAs and RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the three and nine months ended September 30, 2015, the Corporation recognized $111 thousand and $311 thousand, respectively, of expense related to the Corporation’s RSAs and RSUs. As of September 30, 2015, there was $708 thousand of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 2.0 years.

The following table details the unvested RSAs and RSUs for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	49,387	$24.79	46,281	$23.17
Granted	6,000	$29.23	15,514	$29.55
Vested	(18,148)	$20.57	(24,556)	$20.54
Forfeited	—	$—	—	$—
Ending balance	37,239	$27.56	37,239	$27.56

For the three and nine months ended September 30, 2015, the Corporation recorded a $58 thousand and $79 thousand, respectively, tax benefit related to the vesting of RSAs and RSUs.

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three and nine months ended September 30, 2015, the Corporation recognized $200 thousand and $733 thousand, respectively, of expense related to the PSAs and PSUs. As of September 30, 2015, there was $2.1 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.2 years.

For both the three and nine months ended September 30, 2015, the Corporation recorded $172 thousand of tax benefit related to the vesting of PSAs and PSUs.

The following table details the unvested PSAs and PSUs for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	252,477	$20.44	217,318	$21.10
Granted	52,474	$16.04	92,474	$16.42
Vested	(70,171)	$21.91	(70,171)	$21.91
Forfeited	(15,618)	$19.33	(20,459)	$19.75
Ending balance	219,162	$18.99	219,162	$18.99

Note 11 - Pension and Other Post-Retirement Benefit Plans

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

On May 29, 2015, by unanimous consent, the Board of Directors of the Corporation voted to terminate the QDBP. On June 2, 2015, notices were sent to participants informing them of the termination. Final distributions to participants are expected to be completed by December 31, 2015. As of September 30, 2015, the Corporation had, as a component of its accumulated other comprehensive loss, an $11.5 million unrealized loss related to the QDBP. This balance approximates the after-tax effect, to net income, of the termination of the QDBP, which will be recognized during the three months ending December 31, 2015. Participants in the QDBP for whom benefit payments have not yet begun will have the option of receiving either a lump-sum payment or an annuity. The effect, to net income, will be impacted by the number of QDBP participants choosing the lump-sum option versus the annuity option. Participants who have already begun to receive benefit payments will receive an annuity, which will replace their current benefit payments.

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$—	$19	$—	$—	$—	$—
Interest cost	47	46	397	411	5	8
Expected return on plan assets	—	—	(805)	(837)	—	—
Amortization of prior service costs	—	3	—	—	—	—
Amortization of net loss	16	10	479	97	9	14
Net periodic benefit cost	$63	$78	$71	$(329)	$14	$22

	Nine Months Ended September 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$—	$55	$—	$—	$—	$—
Interest cost	139	137	1,192	1,231	14	22
Expected return on plan assets	—	—	(2,413)	(2,511)	—	—
Amortization of prior service costs	—	10	—	—	—	—
Amortization of net loss	48	32	1,436	293	28	44
Net periodic benefit cost	$187	$234	$215	$(987)	$42	$66

QDBP: No contributions to the QDBP were made for the three and nine months ended September 30, 2015.

SERP I and SERP II: The Corporation contributed $117 thousand and $191 thousand during the three and nine months ended September 30, 2015, respectively, and is expected to contribute an additional $117 thousand to the SERP I and SERP II plans for the remaining three months of 2015.

PRBP: In 2005, the Corporation capped the maximum annual payment under the PRBP at 120% of the 2005 benefit. This maximum was reached in 2008 and the cap is not expected to be increased above this level.

Note 12 - Segment Information

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

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware and Lau Associates are included in the Wealth Management segment of the Corporation since they have similar economic characteristics, products and services to those of the Wealth Management Division of the Corporation. PCPB, which was merged with the Corporation’s existing insurance subsidiary, Insurance Counsellors of Bryn Mawr (“ICBM”), and RJM, which was acquired on April 1, 2015, now operate under the Powers Craft Parker and Beard, Inc. name. The Wealth Management Division has assumed oversight responsibility for all insurance services of the Corporation. Prior to the PCPB and RJM acquisitions, ICBM was reported through the Banking segment. Any adjustments to prior year figures are immaterial and are not reflected in the tables below.

The following tables detail segment information for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$24,832	$1	$24,833	$19,175	$1	$19,176
Less: loan loss provision	1,200	—	1,200	550	—	550
Net interest income after loan loss provision	23,632	1	23,633	18,625	1	18,626
Other income:
Fees for wealth management services	—	9,194	9,194	—	9,099	9,099
Service charges on deposit accounts	721	—	721	663	—	663
Loan servicing and other fees	397	—	397	431	—	431
Net gain on sale of loans	685	—	685	440	—	440
Net gain on sale of available for sale securities	60	—	60	—	—	—
Net gain on sale of other real estate owned	—	—	—	(49)	—	(49)
Insurance commissions	—	1,065	1,065	76	—	76
Other operating income	1,193	35	1,228	873	10	883
Total other income	3,056	10,294	13,350	2,434	9,109	11,543

Other expenses:
Salaries & wages	7,355	3,586	10,941	6,179	2,931	9,110
Employee benefits	1,868	722	2,590	945	707	1,652
Occupancy & equipment	2,145	412	2,557	1,507	374	1,881
Amortization of intangible assets	279	674	953	68	565	633
Professional fees	839	4	843	694	7	701
Other operating expenses	6,558	961	7,519	5,160	824	5,984
Total other expenses	19,044	6,359	25,403	14,553	5,408	19,961
Segment profit	7,644	3,936	11,580	6,506	3,702	10,208
Intersegment (revenues) expenses*	(105)	105	—	(93)	93	—
Pre-tax segment profit after eliminations	$7,539	$4,041	$11,580	$6,413	$3,795	$10,208
% of segment pre-tax profit after eliminations	65.1%	34.9%	100.0%	62.8%	37.2%	100.0%
Segment assets (dollars in millions)	$2,913	$40	$2,953	$2,084	$40	$2,124
*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$74,696	$2	$74,698	$57,339	$2	$57,341
Less: loan loss provision	2,619	—	2,619	1,200	—	1,200
Net interest income after loan loss provision	72,077	2	72,079	56,139	2	56,141
Other income:
Fees for wealth management services	—	27,899	27,899	—	27,511	27,511
Service charges on deposit accounts	2,185	—	2,185	1,920	—	1,920
Loan servicing and other fees	1,585	—	1,585	1,305	—	1,305
Net gain on sale of loans	2,271	—	2,271	1,301	—	1,301
Net gain on sale of available for sale securities	873	—	873	81	—	81
Net loss on sale of other real estate owned	90	—	90	171	—	171
Insurance commissions	—	2,903	2,903	231	—	231
Other operating income	4,373	113	4,486	2,838	81	2,919
Total other income	11,377	30,915	42,292	7,847	27,592	35,439

Other expenses:
Salaries & wages	22,330	10,545	32,875	18,185	9,059	27,244
Employee benefits	5,742	2,195	7,937	3,213	2,227	5,440
Occupancy & equipment	6,585	1,246	7,831	4,389	1,108	5,497
Amortization of intangible assets	900	1,990	2,890	210	1,696	1,906
Professional fees	2,260	83	2,343	2,144	64	2,208
Other operating expenses	22,068	2,870	24,938	14,696	2,495	17,191
Total other expenses	59,885	18,929	78,814	42,837	16,649	59,486
Segment profit	23,569	11,988	35,557	21,149	10,945	32,094
Intersegment (revenues) expenses*	(317)	317	—	(279)	279	—
Pre-tax segment profit after eliminations	$23,252	$12,305	$35,557	$20,870	$11,224	$32,094
% of segment pre-tax profit after eliminations	65.4%	34.6%	100.0%	65.0%	35.0%	100.0%
Segment assets (dollars in millions)	$2,913	$40	$2,953	$2,084	$40	$2,124

* Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	September 30, 2015	December 31, 2014
Assets under management, administration, supervision and brokerage:	$8,218.3	$7,699.9

Note 13 - Mortgage Servicing Rights

The following tables summarize the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(dollars in thousands)	2015	2014
Balance, beginning of period	$4,970	$4,760
Additions	277	161
Amortization	(180)	(128)
Recovery	8	3
Impairment	(44)	—
Balance, end of period	$5,031	$4,796
Fair value	$5,339	$5,719

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014
Balance, beginning of period	$4,765	$4,750
Additions	796	403
Amortization	(443)	(371)
Recovery	30	14
Impairment	(117)	—
Balance, end of period	$5,031	$4,796
Fair value	$5,339	$5,719
Residential mortgage loans serviced for others, end of period	$601,999	$594,156

As of September 30, 2015 and December 31, 2014, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Fair value amount of MSRs	$5,339	$5,456
Weighted average life (in years)	6.0	6.3
Prepayment speeds (constant prepayment rate)*	11.6	10.5
Impact on fair value:
10% adverse change	$(200)	$(201)
20% adverse change	$(387)	$(390)
Discount rate	10.50%	10.50%
Impact on fair value:
10% adverse change	$(198)	$(213)
20% adverse change	$(382)	$(411)

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

Note 14 - Goodwill and Other Intangibles

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

(dollars in thousands)	Balance December 31, 2014	Additions/ Adjustments	Amortization	Balance September 30, 2015	Amortization Period (Years)
Goodwill – Wealth segment	$20,412	$—	$—	$20,412	Indefinite
Goodwill – Banking segment	12,431	68,009	—	80,440	Indefinite
Goodwill – Insurance segment	2,938	548	—	3,486	Indefinite
Total	$35,781	$68,557	$—	$104,338
Core deposit intangible	$1,066	$4,191	$(756)	$4,501	10
Customer relationships	15,562	424	(1,194)	14,792	10 to 20
Non-compete agreements	3,728	257	(790)	3,195	5 to 10
Trade name	2,165	129	(6)	2,288	10
Favorable lease	—	724	(144)	580	5.75
Total	$22,521	$5,725	$(2,890)	$25,356
Grand total	$58,302	$74,282	$(2,890)	$129,694

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2014 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three and nine months ended September 30, 2015, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 15 – Accumulated Other Comprehensive Loss

The following tables detail the components of accumulated other comprehensive (loss) income for the three and nine month periods ended September 30, 2015 and 2014:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, June 30, 2015	$1,342	(76)	(12,900)	(11,634)
Net change	896	(349)	47	594
Balance, September 30, 2015	$2,238	(425)	(12,853)	(11,040)

Balance, June 30, 2014	$1,536	274	(5,358)	(3,548)
Net change	(421)	(8)	46	(383)
Balance, September 30, 2014	$1,115	266	(5,312)	(3,931)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$1,316	$(25)	$(12,995)	$(11,704)
Net change	922	(400)	142	664
Balance, September 30, 2015	$2,238	(425)	(12,853)	(11,040)

Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)
Net change	1,972	(477)	139	1,634
Balance, September 30, 2014	$1,115	266	(5,312)	(3,931)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three and nine month periods ended September 30, 2015 and 2014:

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	For The Three Months Ended September 30,		Affected Income Statement Category
	2015	2014
Net unrealized gain on investment securities available for sale:
Realization of (gain) loss on sale of investment securities available for sale	$(60)	$—	Net gain on sale of available for sale investment securities
Less: income tax expense	21	—	Less: income tax expense
Net of income tax	$(39)	$—	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$504	$121	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	3	Employee benefits
Total expense before income tax benefit	504	124	Total expense before income tax benefit
Less: income tax benefit	176	43	Less: income tax benefit
	$328	$81	Net of income tax

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	For The Nine Months Ended September 30,		Affected Income Statement Category
	2015	2014
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$(873)	$(81)	Net gain on sale of available for sale investment securities
Less: income tax expense	306	28	Less: income tax expense
Net of income tax	$(567)	$(53)	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$1,512	$369	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	10	Employee benefits
Total expense before income tax benefit	1,512	379	Total expense before income tax benefit
Less: income tax benefit	529	133	Less: income tax benefit
Net of income tax	$983	$246	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 - Pension and Other Post-Retirement Benefit Plans

Note 16 - Shareholders’ Equity

Dividend

On October 22, 2015, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.20 per share payable December 1, 2015 to shareholders of record as of November 3, 2015. During the third quarter of 2015, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.20 per share. This dividend totaled $3.6 million, based on outstanding shares and restricted stock units as of August 4, 2015 of 17,973,008. During the second quarter of 2015, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.19 per share. This dividend totaled $ 3.4 million, based on outstanding shares and restricted stock units as of May 12, 2015 of 18,039,474. During the first quarter of 2015, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.19 per share. This dividend totaled $3.4 million, based on outstanding shares and restricted stock units as of February 3, 2015 of 17,815,479.

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

For the nine months ended September 30, 2015, the Corporation issued 663 shares and raised $20 thousand through the Plan. No RFWs were approved during the nine months ended September 30, 2015. No other sales of securities were executed under the Shelf Registration Statement during the nine months ended September 30, 2015.

Options

In addition to shares issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the nine months ended September 30, 2015, 257,284 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $5.0 million.

Stock Repurchase Program

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. The 2015 Program became effective upon the completion of the Corporation’s prior stock repurchase program, which was announced on February 24, 2006 (the “2006 Program”) under which the Corporation was permitted to repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was exhausted during August 2015. During the three months ended September 30, 2015, the Corporation repurchased 49,700 shares under the 2006 Program at an average price of $29.33 per share and 554,400 shares under the 2015 Program at an average price of $29.84 per share. All share repurchases under both the 2006 Program and the 2015 Program were accomplished in open market transactions. As of September 30, 2015, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 645,600.

Note 17 - Accounting for Uncertainty in Income Taxes

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three or nine month periods ended September 30, 2015 or 2014.

Note 18 - Fair Value Measurement

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at September 30, 2015 and December 31, 2014 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of September 30, 2015:

(dollars in millions)	Total	Level 1		Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1		$0.1	$—	$—
Obligations of the U.S. government agency securities	91.6		—	91.6	—
Obligations of state & political subdivisions	44.1		—	44.1	—
Mortgage-backed securities	155.5		—	155.5	—
Collateralized mortgage obligations	33.0		—	33.0	—
Mutual funds	18.7		18.7	—	—
Other debt securities	1.9		—	1.9	—
Total assets measured on a recurring basis at fair value	$344.9		18.8	326.1	—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.3		$—	$—	$5.3
Impaired loans and leases	14.7		—	—	14.7
Other real estate owned (“OREO”)	1.0		$—	$—	$1.0
Total assets measured on a non-recurring basis at fair value	$21.0	$		$—	$21.0

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of December 31, 2014:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	66.8	—	66.8	—
Obligations of state & political subdivisions	29.0	—	29.0	—
Mortgage-backed securities	81.4	—	81.4	—
Collateralized mortgage obligations	34.8	—	34.8	—
Mutual funds	19.5	19.5	—	—
Other debt securities	1.9	—	1.9	—
Total assets measured on a recurring basis at fair value	$233.5	$19.6	$213.9	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.5	$—	$—	$5.5
Impaired loans and leases	13.0	—	—	13.0
OREO	1.1	—	—	1.1
Total assets measured on a non-recurring basis at fair value	$19.6	$—	$—	$19.6

During the three and nine months ended September 30, 2015, an increase of $515 thousand and $9 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three or nine months ended September 30, 2015.

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

Note 19 - Fair Value of Financial Instruments

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

Subordinated Notes

The fair value of the Notes are estimated by discounting the principal balance using the FHLB yield curve for the term to the call date as the Corporation has the option to call the Notes. The Notes are classified within Level 2 in the fair value hierarchy.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of September 30,		As of December 31
	Fair Value	2015		2014
(dollars in thousands)	Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$118,141	$118,163	$219,269	$219,269
Investment securities, available for sale	See Note 17	341,421	341,421	229,577	229,577
Investment securities, trading	Level 2	3,451	3,451	3,896	3,896
Loans held for sale	Level 2	8,721	8,721	3,882	3,882
Net portfolio loans and leases	Level 3	2,212,829	2,258,027	1,637,671	1,666,052
Mortgage servicing rights	Level 3	5,031	5,338	4,765	5,456
Other assets	See Note 17**	28,985	28,985	22,309	22,309
Total financial assets		$2,718,579	$2,764,106	$2,121,369	$2,150,441
Financial liabilities:
Deposits	Level 2	$2,239,845	$2,239,756	$1,688,028	$1,687,409
Short-term borrowings	Level 2	24,264	24,218	23,824	23,824
Long-term FHLB advances and other borrowings	Level 2	254,893	256,713	260,146	259,826
Subordinated notes	Level 2	29,466	27,159	—	—
Other liabilities	Level 2	36,119	36,119	29,034	29,034
Total financial liabilities		$2,584,587	$2,583,965	$2,001,032	$2,000,093

*See Note 18 for a description of fair value hierarchy levels.

**Included in Other Liabilities as of September 30, 2015 and December 31, 2014 was a $654 thousand derivative and a $39 thousand derivative, respectively, for which fair values were determined using Level 2 inputs.

Note 20 - New Accounting Pronouncements

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

FASB ASU 2015-01, “Income Statement: Extraordinary and Unusual Items.”

Issued in January 2015, ASU 2015-01 eliminates from GAAP the concept of extraordinary items and the associated disclosure requirements. Subtopic 225-20, “Income Statement—Extraordinary and Unusual Items” required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 includes the following two criteria that must both be met for extraordinary classification: (i) unusual in nature, and (ii) infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The Corporation has evaluated the impact of this guidance and has determined that it will not have a material impact on its consolidated financial statements.

FASB ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”

Issued in August 2014, ASU 2014-14 requires creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. The standard is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The Corporation has evaluated the impact of the adoption of this guidance and has determined that it will not have a significant impact on its consolidated financial statements.

FASB ASU 2014-09, “Revenue from Contracts with Customers.”

Issued in May 2014, ASU No. 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Corporation is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Corporation has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

FASB ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.”

Issued in January 2014, ASU 2014-01 provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Corporation has evaluated the effect of the adoption of this guidance and it is will not have an impact on the presentation of the Corporation’s consolidated financial statements.

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

FASB ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures.”

Issued in June 2014, ASU 2014 aligns the accounting for repurchase-to-maturity transactions and repurchase financing arrangements with the accounting for other typical repurchase agreements, i.e., these transactions will be accounted for as secured borrowings. The ASU also requires additional disclosures about repurchase agreements and similar transactions. For public business entities, the accounting changes and certain disclosure requirements are effective for interim or annual periods beginning after December 15, 2014. Other disclosure requirements are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Early application is prohibited. The Corporation has evaluated the effect of the adoption of this guidance and has determined that it will not have a significant impact on the presentation of the Corporation’s consolidated financial statements.

ASU 2015-16 (Topic 805), “Simplifying the Accounting for Measurement-Period Adjustments.”

Issued in September 2015, ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Corporation has evaluated the impact of this guidance and has determined that it will not have a material impact on its consolidated financial statements.

ASU 2015-03 (Subtopic 835-30), “Simplifying the Presentation of Debt Issuance Costs.”

Issued in April 2015, ASU 2015-03 requires entities to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Entities will no longer record the cost of issuing debt as a separate asset, except when the cost is incurred before receipt of the funding from the associated debt liability. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Corporation has elected to early-adopt this guidance, and is reflected in the presentation of the sub debt issued during the three months ended September 30, 2015.

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide community banking, business banking, residential mortgage lending, consumer and commercial lending to customers through its 26 full-service branches and eight limited-hour retirement community offices located throughout the Montgomery, Delaware and Chester counties of Pennsylvania and New Castle county in Delaware. The Corporation and its subsidiaries also provide wealth management and insurance advisory services through its network of Wealth Management and insurance offices located in Bryn Mawr, Devon and Hershey, Pennsylvania as well as Greenville, Delaware. The Corporation’s stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

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

Acquisition of Continental Bank Holdings, Inc. (“CBH”)

On January 1, 2015, the previously announced merger (the “Merger”) of CBH with and into the Corporation, and the merger of Continental Bank with and into The Bryn Mawr Trust Company, the wholly-owned subsidiary of the Corporation (the “Bank”), as contemplated by the Agreement and Plan of Merger, by and between CBH and the Corporation, dated as of May 5, 2014 (as amended by the Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, the “Agreement”), were completed. In accordance with the Agreement, the aggregate share consideration paid to CBH shareholders consisted of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock. Shareholders of CBH received 0.45 shares of Corporation common stock for each share of CBH common stock they owned as of the effective date of the Merger. Holders of options to purchase shares of CBH common stock received options to purchase shares of Corporation common stock, converted at the same ratio of 0.45. In addition, $1,323,000 was paid to certain warrant holders to cash-out certain warrants. The aggregate consideration paid to former CBH shareholders totaled $125.1 million.

The acquisition of CBH reflects the Corporation’s acquisition strategy and desire to pursue opportunities within the greater Philadelphia marketplace. We believe that the merger with CBH provides the Corporation with the opportunity to further expand its business into the greater Philadelphia marketplace in a relatively cost-effective manner, with immediate expansion of our branch office network without incurring all of the start-up costs associated with expanding organically.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, and the changes in its financial condition as of September 30, 2015 as compared to December 31, 2014. The reader should bear in mind that the results of operations for the three and nine months ended September 30, 2015 and the financial condition as of September 30, 2015 as compared to the same periods in 2014 and to December 31, 2014, respectively, are primarily affected by the January 1, 2015 acquisition of CBH. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●

Net income for the three months ended September 30, 2015 was $7.5 million, an increase of $990 thousand as compared to net income of $6.5 million for the same period in 2014. Diluted earnings per share was $0.42 for the three months ended September 30, 2015 as compared to $0.47 for the same period in 2014.

●

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended September 30, 2015 were 7.90% and 1.00%, respectively, as compared to ROE and ROA of 10.58% and 1.21%, respectively, for the same period in 2014.

●	Tax-equivalent net interest income increased $5.7 million, or 29.5%, to $25.0 million for the three months ended September 30, 2015, as compared to $19.3 million for the same period in 2014.

●

The Corporation recorded a provision for loan and lease losses (the “Provision”), of $1.2 million for the three months ended September 30, 2015, an increase of $650 thousand from the $550 thousand Provision recorded for the same period in 2014.

●	Non-interest income of $13.4 million for the three months ended September 30, 2015 increased $1.8 million, or 15.7%, as compared to $11.5 million for the same period in 2014.

●

Fees for wealth management services and insurance revenue of $9.2 million and $1.1 million, respectively, for the three months ended September 30, 2015 increased $95 thousand and $930 thousand, respectively, from the same period in 2014.

●

Non-interest expense of $25.4 million for the three months ended September 30, 2015 increased $5.4 million, from $20.0 million for the same period in 2014. Included in non-interest expense was $1.0 million of due diligence, merger-related and merger integration expenses for the three months ended September 30, 2015 as compared to $775 thousand for the same period in 2014.

Nine Month Results of Operations

●

Net income for the nine months ended September 30, 2015 was $23.1 million, an increase of $2.3 million as compared to net income of $20.8 million for the same period in 2014. Diluted earnings per share was $1.31 for the nine months ended September 30, 2015 as compared to $1.50 for the same period in 2014.

●	ROE and ROA for the nine months ended September 30, 2015 were 8.22% and 1.05%, respectively, as compared to ROE and ROA of 11.68% and 1.33%, respectively, for the same period in 2014.

●	Tax-equivalent net interest income increased $17.4 million, or 30.2%, to $75.1 million for the nine months ended September 30, 2015, as compared to $57.7 million for the same period in 2014.

●	The Corporation recorded a Provision of $2.6 million for the nine months ended September 30, 2015, an increase of $1.4 million from the $1.2 million Provision recorded for the same period in 2014.

●	Non-interest income of $42.3 million for the nine months ended September 30, 2015 increased $6.9 million, or 19.3%, as compared to $35.4 million for the same period in 2014.

●

Fees for wealth management services and insurance revenue of $27.9 million and $2.9 million, respectively, for the nine months ended September 30, 2015 increased $388 thousand and $2.5 million, respectively, from the same period in 2014.

●

Non-interest expense of $78.8 million for the nine months ended September 30, 2015 increased $19.3 million, from $59.5 million for the same period in 2014. Included in non-interest expense was $4.8 million of due diligence, merger-related and merger integration expenses for the nine months ended September 30, 2015 as compared to $1.4 million for the same period in 2014.

Changes in Financial Condition

●	Total assets of $2.95 billion as of September 30, 2015 increased $706.2 million from December 31, 2014.

●	Shareholders’ equity of $368.2 million as of September 30, 2015 increased $122.7 million from $245.5 million as of December 31, 2014.

●	Total portfolio loans and leases as of September 30, 2015 were $2.23 billion, an increase of $576.5 million from the December 31, 2014 balance.

●

Total non-performing loans and leases of $12.3 million represented 0.55% of portfolio loans and leases as of September 30, 2015 as compared to $10.1 million, or 0.61% of portfolio loans and leases as of December 31, 2014.

●	The $15.9 million Allowance, as of September 30, 2015, represented 0.71% of portfolio loans and leases, as compared to $14.6 million, or 0.88% of portfolio loans and leases as of December 31, 2014.

●	Total deposits of $2.24 billion as of September 30, 2015 increased $551.8 million from $1.69 billion as of December 31, 2014.

●	Wealth Management assets under management, administration, supervision and brokerage as of September 30, 2015 were $8.22 billion, an increase of $518.4 million from December 31, 2014.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2015 and 2014 are shown in the table below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Annualized return on average equity	7.90%	10.58%	8.22%	11.68%
Annualized return on average assets	1.00%	1.21%	1.05%	1.33%
Efficiency ratio[1]	66.5%	65.0%	67.4%	64.1%
Tax-equivalent net interest margin	3.65%	3.87%	3.75%	3.97%
Basic earnings per share	$0.43	$0.48	$1.31	$1.54
Diluted earnings per share	$0.42	$0.47	$1.29	$1.50
Dividend per share	$0.20	$0.19	$0.58	$0.55
Dividend declared per share to net income per basic common share	46.9%	39.6%	44.2%	35.7%

     1 The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

The following table presents certain key period-end balances and ratios as of September 30, 2015 and December 31, 2014:

(dollars in millions, except per share amounts)	September 30, 2015	December 31, 2014
Book value per share	$21.45	$17.83
Tangible book value per share	$13.89	$13.59
Allowance as a percentage of loans and leases	0.71%	0.88%
Tier I capital to risk weighted assets	11.85%	11.99%
Tangible common equity ratio	8.45%	8.55%
Loan to deposit ratio	99.9%	98.1%
Wealth assets under management, administration, supervision and brokerage	$8,218.3	$7,699.9
Portfolio loans and leases	$2,228.8	$1,652.3
Total assets	$2,952.7	$2,246.5
Shareholders’ equity	$368.2	$245.5

The following sections discuss, in detail, the Corporation’s results of operations for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, and the changes in its financial condition as of September 30, 2015 as compared to December 31, 2014.

Components of Net Income

Net income is comprised of five major elements:

●	Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
●	Provision For Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;
●

Non-Interest Income, which is made up primarily of Wealth Management revenue, insurance revenue, gains and losses from the sale loans, gains and losses from the sale of investment securities available for sale and other fees from loan and deposit services;

●	Non-Interest Expense, which consists primarily of salaries and employee benefits, occupancy, intangible asset amortization, professional fees and other operating expenses; and
●	Income Taxes, which include state and federal jurisdictions.

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and nine months ended September 30, 2015 and 2014, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income increased $5.7 million, or 29.5%, to $25.0 million for the three months ended September 30, 2015, as compared to $19.3 million for the same period in 2014. The increase in net interest income between the periods was largely related to the interest income generated by loans acquired in the Merger. Average loans for the three months ended September 30, 2015 increased by $561.4 million from the same period in 2014. The increase in interest income resulting from loans acquired in the Merger was partially offset by an increase in interest expense on interest-bearing deposits. Average interest bearing deposits for the three months ended September 30, 2015 increased by $459.5 million as compared to the same period in 2014, primarily related to the deposits acquired in the Merger. In addition, on August 6, 2015, the Corporation issued $30.0 million of 4.75% fixed-to-floating rate subordinated notes. The average balance of these notes, for the three months ended September 30, 2015, was $18.2 million and the interest expense of $231 thousand had a 2 basis point effect on the tax-equivalent net interest margin for the period.

Tax-equivalent net interest income increased $17.4 million, or 30.2%, to $75.1 million for the nine months ended September 30, 2015, as compared to $57.7 million for the same period in 2014. The increase in net interest income between the periods was largely related to the interest income generated by loans acquired in the Merger. Average loans for the nine months ended September 30, 2015 increased by $537.6 million from the same period in 2014. The increase in interest income resulting from loans acquired in the Merger was partially offset by an increase in interest expense on interest-bearing deposits. Average interest bearing deposits for the nine months ended September 30, 2015 increased by $469.1 million as compared to the same period in 2014, primarily related to the deposits acquired in the Merger.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended September 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$165,723	$107	0.26%	$78,324	$46	0.23%
Investment securities - available for sale:
Taxable	310,582	1,172	1.50%	230,457	884	1.52%
Non-taxable(3)	41,424	186	1.78%	35,034	149	1.69%
Total investment securities - available for sale	352,006	1,358	1.53%	265,491	1,033	1.54%
Investment securities - trading	4,022	5	0.49%	3,599	9	0.99%
Loans and leases(1)(2)(3)	2,191,652	25,698	4.65%	1,630,218	19,767	4.81%
Total interest-earning assets	2,713,403	27,168	3.97%	1,977,632	20,855	4.18%
Cash and due from banks	17,160			12,739
Allowance for loan and lease losses	(15,066)			(15,672)
Other assets	265,811			153,110
Total assets	$2,981,308			$2,127,809

Liabilities:
Savings, NOW, and market rate accounts	$1,260,529	584	0.18%	$965,281	430	0.18%
Wholesale deposits	133,277	203	0.60%	98,232	175	0.71%
Time deposits	251,170	289	0.46%	121,986	137	0.45%
Total interest-bearing deposits	1,644,976	1,076	0.26%	1,185,499	742	0.25%

Short-term borrowings	28,166	8	0.11%	14,074	3	0.08%
Long-term FHLB advances and other borrowings	248,606	881	1.41%	235,091	828	1.40%
Subordinated notes	18,190	231	5.04%	—	—	—%
Total borrowings	294,962	1,120	1.51%	249,165	831	1.32%

Total interest-bearing liabilities	1,939,938	2,196	0.45%	1,434,664	1,573	0.43%

Non-interest-bearing deposits	625,547			426,883
Other liabilities	39,219			22,298
Total non-interest-bearing liabilities	664,766			449,181
Total liabilities	2,604,704			1,883,845
Shareholders’ equity	376,604			243,964
Total liabilities and shareholders’ equity	$2,981,308			$2,127,809

Net interest spread			3.52%			3.75%
Effect of non-interest-bearing liabilities			0.13%			0.12%
Tax-equivalent net interest income and margin on earning assets(3)		$24,972	3.65%		$19,282	3.87%
Tax-equivalent adjustment(3)		$139	0.02%		$106	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

	For the Nine Months Ended September 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$184,689	$346	0.25%	$72,341	$127	0.23%
Investment securities - available for sale:
Taxable	318,510	3,691	1.55%	237,053	2,759	1.56%
Non-taxable(3)	37,871	546	1.93%	35,853	453	1.69%
Total investment securities - available for sale	356,381	4,237	1.59%	272,906	3,212	1.57%
Investment securities - trading	3,985	21	0.70%	3,519	33	1.25%
Loans and leases(1)(2)(3)	2,131,278	76,548	4.80%	1,593,718	58,810	4.93%
Total interest-earning assets	2,676,333	81,152	4.05%	1,942,484	62,182	4.28%
Cash and due from banks	17,484			12,371
Allowance for loan and lease losses	(14,760)			(15,835)
Other assets	257,896			153,798
Total assets	$2,936,953			$2,092,818

Liabilities:
Savings, NOW, and market rate accounts	$1,245,857	1,753	0.19%	$958,588	1,254	0.17%
Wholesale deposits	134,607	586	0.58%	89,063	437	0.66%
Time deposits	264,168	827	0.42%	127,863	453	0.47%
Total interest-bearing deposits	1,644,632	3,166	0.26%	1,175,514	2,144	0.24%

Short-term borrowings	39,352	39	0.13%	14,798	12	0.11%
Long-term FHLB advances and other borrowings	254,810	2,642	1.39%	223,532	2,354	1.41%
Subordinated notes	6,130	231	5.04%	—	—	—%
Total borrowings	300,292	2,912	1.30%	238,330	2,366	1.33%

Total interest-bearing liabilities	1,944,924	6,078	0.42%	1,413,844	4,510	0.43%

Non-interest-bearing deposits	580,356			419,542
Other liabilities	35,978			21,403
Total non-interest-bearing liabilities	616,334			440,945
Total liabilities	2,561,258			1,854,789
Shareholders’ equity	375,695			238,029
Total liabilities and shareholders’ equity	$2,936,953			$2,092,818

Net interest spread			3.63%			3.85%
Effect of non-interest-bearing liabilities			0.12%			0.12%
Tax-equivalent net interest income and margin on earning assets(3)		$75,074	3.75%		$57,672	3.97%
Tax-equivalent adjustment(3)		$376	0.02%		$331	0.02%
(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2015 as compared to the same periods in 2014, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2015 Compared to 2014
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$49	$12	$61	$191	$28	$219
Investment securities	333	(12)	321	986	27	1,013
Loans and leases	6,814	(883)	5,931	19,811	(2,073)	17,738
Total interest income	$7,196	$(883)	$6,313	$20,988	$(2,018)	$18,970
Interest expense:
Savings, NOW and market rate accounts	$154	$—	$154	$331	$168	$499
Wholesale non-maturity deposits	16	(12)	4	46	(39)	7
Time deposits	146	6	152	474	(100)	374
Wholesale time deposits	33	(9)	24	173	(31)	142
Borrowed funds**	50	8	58	347	(32)	315
Subordinated notes	231	—	231	231	—	231
Total interest expense	630	(7)	623	1,602	(34)	1,568
Interest differential	$6,566	$(876)	$5,690	$19,386	$(1,984)	$17,402

*The tax rate used in the calculation of the tax-equivalent income is 35%.

         **Borrowed funds include short-term borrowings and Federal Home Loan Bank advances and other borrowings.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.65% for the three months ended September 30, 2015 was a 22 basis point decrease from 3.87% for the same period in 2014. The decrease was largely the result of the 21 basis point decline in tax-equivalent yield on loans, accompanied by a $735.8 million increase in average loan balances. The decline in yield on portfolio loans was primarily related to the lower yields earned on the loans acquired in the Merger. In addition, average interest-bearing deposits, which increased by $459.5 million, included a 1 basis point increase in the tax-equivalent rate paid. In addition, the $30.0 million of 4.75% subordinated notes issued during the third quarter of 2015 contributed to the decrease in tax-equivalent net interest margin.

The tax-equivalent net interest margin of 3.75% for the nine months ended September 30, 2015 was a 22 basis point decrease from 3.97% for the same period in 2014. The decrease was largely the result of the 13 basis point decline in tax-equivalent yield on loans, accompanied by a $537.6 million increase in average loan balances. The decline in yield on portfolio loans was primarily related to the lower yields earned on the loans acquired in the Merger. In addition, average interest-bearing deposits, which increased by $469.2 million, included a 2 basis point increase in the tax-equivalent rate paid.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
3rd Quarter 2015	3.97%	0.45%	3.52%	0.13%	3.65%
2nd Quarter 2015	4.10%	0.40%	3.70%	0.11%	3.81%
1st Quarter 2015	4.09%	0.40%	3.69%	0.10%	3.79%
4th Quarter 2014	4.14%	0.43%	3.71%	0.13%	3.84%
3rd Quarter 2014	4.18%	0.43%	3.75%	0.12%	3.87%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After September 30, 2015		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2014
	Amount	Percentage	Amount	Percentage
+300 basis points	$4,236	4.21%	$5,144	6.65%
+200 basis points	$2,255	2.24%	$2,812	3.64%
+100 basis points	$515	0.51%	$755	0.98%
-100 basis points	$(2,629)	(2.61)%	$(1,983)	(2.56)%

The above interest rate simulation suggests that the Corporation’s balance sheet is slightly asset sensitive as of September 30, 2015 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a small, but positive impact on net interest income over the next 12 months. The loan portfolio acquired from CBH has a larger percentage of variable rate loans than the Corporation’s loan portfolio as of December 31, 2014. However, many of the variable-rate consumer loans acquired in the Merger have been adjusted to their floor interest rates, and, as a result, rising rates would not immediately increase net interest income. In the minus 100 basis point scenario, net interest income would decrease by more than that indicated as of December 31, 2014, as much of the deposit base is at its floor interest-rate level, while many of the commercial loan products do not have interest rate floors. The added loan and deposit volume acquired in the Merger magnifies the effect of the interest rate change scenarios.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of September 30, 2015:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$96.0	$4.9	$—	$—	$—	$100.9
Investment securities – available for sale	38.3	59.0	160.3	83.8	—	341.4
Investment securities – trading	3.5	—	—	—	—	3.5
Loans and leases(1)	700.3	248.0	950.5	338.7	—	2,237.5
Allowance for loan and lease losses	—	—	—	—	(15.9)	(15.9)
Cash and due from banks	—	—	—	—	17.2	17.2
Other assets	—	—	—	—	268.1	268.1
Total assets	$838.1	$311.9	$1,110.8	$422.5	$269.4	$2,952.7

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$37.5	$112.3	$157.7	$298.1	$—	$605.6
Savings, NOW and market rate	91.6	274.8	623.4	282.8	—	1,272.6
Time deposits	56.5	133.1	48.2	0.5	—	238.3
Wholesale non-maturity deposits	65.6	—	—	—	—	65.6
Wholesale time deposits	11.6	—	46.1	—	—	57.7
Short-term borrowings	24.2	—	—	—	—	24.2

Long-term FHLB advances and other borrowings	65.0	40.0	145.1	4.7	—	254.8
Subordinated notes	—	—	29.5	—	—	29.5
Other liabilities	—	—	—	—	36.2	36.2
Shareholders’ equity	13.1	39.4	210.3	105.4	—	368.2
Total liabilities and shareholders’ equity	$365.1	$599.6	$1,260.3	$691.5	$36.2	$2,952.7

Interest-earning assets	$838.1	$311.9	$1,110.8	$422.5	$—	$2,683.3
Interest-bearing liabilities	314.5	447.9	892.3	288.0	—	1,942.7
Difference between interest-earning assets and interest-bearing liabilities	$523.6	$(136.0)	$218.5	$134.5	$—	$740.6

Cumulative difference between interest earning assets and interest-bearing liabilities	$523.6	$387.6	$606.1	$740.6	$—	$740.6

Cumulative earning assets as a % of cumulative interest bearing liabilities	266%	151%	137%	138%
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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended September 30, 2015, the Corporation recorded a Provision of $1.2 million as compared to $550 thousand for the same period in 2014. For the nine months ended September 30, 2015, a Provision of $2.6 million was recorded, as compared to $1.2 million for the same period in 2014. The increase in Provision for the nine months ended September 30, 2015 was partially related to the increased loan volume, as originated portfolio loans increased by $152.3 million during the period. This increase in portfolio loans does not include the loans acquired in the Merger. In addition to the increase in loan volume, during the third quarter of 2015, a $1.9 million commercial and industrial loan became impaired, to which a specific Allowance was assigned which totaled $514 thousand. For a general discussion of the Allowance, and our policies related thereto, refer to page 41 of the Corporation’s 2014 Annual Report.

Asset Quality and Analysis of Credit Risk

As of September 30, 2015, total nonperforming loans and leases increased by $2.2 million, to $12.3 million, representing 0.55% of portfolio loans and leases, as compared to $10.1 million, or 0.61% of portfolio loans and leases as of December 31, 2014. The decrease in percentage of nonperforming loans relative to total portfolio loans and leases was largely related to the $501.0 million increase in portfolio loans and leases, the majority of which were added in the Merger. For the nine months ended September 30, 2015, full and partial charge-offs of nonperforming loans that were present as of December 31, 2014 totaled $1.3 million. Once a loan is determined to be collateral dependent, a full or partial charge-off is recorded in order to recognize the loss. In addition to the charge-offs, loans foreclosed upon and added to OREO totaled $289 thousand and loans and leases that became nonperforming during the nine months ended September 30, 2015 totaled $6.1 million. These increases in nonperforming loans were offset by principal reductions of $1.9 million and returns of loans to performing status of $767 thousand.

As of September 30, 2015, the Allowance of $15.9 million represented 0.71% of portfolio loans and leases, a 17 basis point decrease from 0.88% as of December 31, 2014. The percentage decrease was primarily related to the addition of $424.2 million of portfolio loans acquired in the Merger. In accordance with purchase accounting, the Allowance associated with the acquired loan portfolio was eliminated and the portfolio was recorded at its fair value, which includes adjustments for interest rates as well as estimates of future losses in the acquired portfolio. The Allowance on originated portfolio loans, as a percentage of originated portfolio loans was 0.88% as of September 30, 2015 as compared to 0.94% as of December 31, 2014.

As of September 30, 2015, the Corporation had OREO valued at $1.0 million, as compared to $1.1 million as of December 31, 2014. The balance as of September 30, 2015 was comprised of eight residential properties. Five of the residential properties were acquired in the Merger, and one was the result of the foreclosure of a loan acquired in the Merger. The remaining properties were the result of foreclosures of originated loans. All properties are recorded at the lower of cost or fair value less cost to sell. Proceeds from the sale of OREO properties totaled $928 thousand for the nine months ended September 30, 2015, with a net gain on sale of $90 thousand recognized.

As of September 30, 2015, the Corporation had $7.8 million of troubled debt restructurings (“TDRs”), of which $4.1 million were in compliance with the modified terms, and hence, excluded from non-performing loans and leases. As of December 31, 2014, the Corporation had $8.5 million of TDRs, of which $4.2 million were in compliance with the modified terms, and as such, were excluded from non-performing loans and leases.

As of September 30, 2015, the Corporation had a recorded investment of $15.5 million of impaired loans and leases which included $7.8 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2014 totaled $13.7 million, which included $8.5 million of TDRs. Refer to Note 5H in the Notes to Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	September 30, 2015	December 31, 2014
Non-Performing Assets:
Non-accrual loans and leases	$12,315	$10,096
Other real estate owned	1,010	1,147
Total non-performing assets	$13,325	$11,243
Troubled Debt Restructures:
TDRs included in non-performing loans	$3,711	$4,315
TDRs in compliance with modified terms	4,062	4,157
Total TDRs	$7,773	$8,472
Loan and Lease quality indicators:
Allowance for loan and lease losses to non-performing loans and leases	129.4%	144.5%
Non-performing loans and leases to total portfolio loans and leases	0.55%	0.61%
Allowance for loan and lease losses to total portfolio loans and leases	0.71%	0.88%
Non-performing assets to total assets	0.45%	0.50%
Total portfolio loans and leases	$2,228,764	$1,652,257
Allowance for loan and lease losses	$15,935	$14,586

NON-INTEREST INCOME

Three Months Ended September 30, 2015 Compared to the Same Period in 2014

Non-interest income for the three months ended September 30, 2015 increased $1.8 million as compared to the same period in 2014. Largely contributing to this increase was an increase of $930 thousand in insurance revenues, as the fees and commissions resulting from the acquisitions of Powers Craft Parker and Beard, Inc. (“PCPB”) and RJM continued to increase this source of non-interest income. The gain on sale of loans increased by $245 thousand, or 55.7%, for the three months ended September 30, 2015 as compared to the same period in 2014. Loan sales include the sale of residential mortgages as well as the sale of SBA-guaranteed portions of small business loans.

Nine Months Ended September 30, 2015 Compared to the Same Period in 2014

Non-interest income for the nine months ended September 30, 2015 increased $6.9 million as compared to the same period in 2014. Largely contributing to the increase was an increase of $2.5 million in insurance revenues, from fees and commissions related to PCPB and RJM. Gain on sale of loans increased by $970 thousand, or 74.6%, for the nine months ended September 30, 2015 as compared to the same period in 2014. In addition, as a result of the sales of $63.7 million of available for sale investment securities during the nine months ended September 30, 2015, the majority of which had been acquired in the Merger, gain on sale of available for sale investment securities increased by $792 thousand for the nine months ended September 30, 2015 as compared to the same period in 2014.

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Residential mortgage loans held in portfolio	$399.7	$314.1	$399.7	$314.1
Mortgage originations	$76.2	$29.9	$175.2	$87.3
Total mortgage loans sold	$41.1	$16.8	$105.8	$41.2
Percent of originated mortgage loans sold	53.9%	56.2%	60.4%	47.1%
Percent of sold with servicing-retained	74.2%	96.8%	78.7%	98.3%
Percent of sold with servicing-released	25.8%	3.2%	21.3%	1.7%
Mortgage servicing rights at period end (“MSRs”)	$5.0	$4.8	$5.0	$4.8
Net gain on sale of residential mortgage loans	$0.4	$0.4	$2.0	$3.6
Residential mortgage loans serviced for others	$602.0	$616.6	$602.0	$616.6

The following table provides details of other operating income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Merchant interchange fees	$335	$254	$956	$703
Commissions and fees	240	174	622	478
Bank-owned life insurance (“BOLI”) income	216	76	568	231
Safe deposit box rentals	97	98	293	297
Other investment income	129	14	252	111
Rental income	43	23	134	117
Miscellaneous other income	30	59	609	440
Other operating income	$1,090	$698	$3,434	$2,377

NON-INTEREST EXPENSE

Three Months Ended September 30, 2015 Compared to the Same Period in 2014

Non-interest expense for the three months ended September 30, 2015 increased $5.4 million, to $25.4 million, as compared to $20.0 million for the same period in 2014. Increases of $1.8 million, $938 thousand and $676 thousand in salary and wages, employee benefits and occupancy expenses, respectively, much of which was related to the addition of the Continental staff and offices, contributed to the increase. In addition, furniture, fixtures and equipment expenses increased by $634 thousand for the third quarter of 2015 as compared to the same period in 2014, related not only to the additional expenses brought on by the Merger, but also related to the amortization of several information technology-related improvement projects which were placed into service during the second half of 2015.

Nine Months Ended September 30, 2015 Compared to the Same Period in 2014

Non-interest expense for the nine months ended September 30, 2015 increased $19.3 million, to $78.8 million, as compared to $59.5 million for the same period in 2014. Largely accounting for the increase was a $3.4 million increase in due diligence, merger-related and merger integration costs associated with, for the most part, the Merger and the integration of Continental Bank’s operations into the Bank’s. Due diligence, merger-related and merger integration expenses include consultant costs, investment banker fees, contract breakage fees, retention bonuses for severed employees, salary and wages for redundant staffing involved in the integration of the two institutions and bonus accruals for members of the merger integration team. In addition, salaries and wages, employee benefits, occupancy and furniture, fixtures and equipment expenses increased primarily as a result of the facilities and staff added in the Merger, as well as the amortization of several information technology-related improvement projects which were placed into service during the second half of 2015.

The following table provides details of other operating expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Debt prepayment penalties	$—	$—	$177	$—
Deferred compensation trust expense	(290)	(88)	(84)	95
Director fees	163	121	471	381
Dues and subscriptions	110	95	332	270
FDIC insurance	335	265	1,078	778
Insurance	201	192	576	587
Loan processing	388	190	1,009	551
Miscellaneous	85	480	1,175	1,599
MSR amortization	181	129	443	371
MSR impairment (recovery)	35	(4)	87	(14)
OREO impairment	52	—	191	—
Other taxes	13	17	56	53
Outsourced services	105	108	315	324
Portfolio maintenance	84	100	274	274
Postage	139	108	421	369
Stationary and supplies	155	102	480	333
Swap termination penalties	—	—	344	—
Telephone	426	362	1,194	1,019
Temporary help and recruiting	489	393	1,014	826
Travel and entertainment	225	161	549	489
Other operating expense	$2,896	$2,731	$10,102	$8,305

INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2015 was $4.1 million and $12.4 million, respectively, as compared to $3.7 million and $11.3 million, respectively, for the same periods in 2014. The tax expense recorded reflects a decrease in the effective tax rate from 36.3% for the third quarter of 2014 to 35.3% for the third quarter of 2015 and a decrease in the effective tax rate from 35.2% for the nine months ended September 30, 2014 to 35.0% for the same period in 2015. The decrease in effective tax rate for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily related to a decrease in non-deductible merger expenses for the third quarter of 2015 as compared to the same period in 2014.The decrease in effective tax rate for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily related to increases in tax-free investment and loan interest.

BALANCE SHEET ANALYSIS

Total assets as of September 30, 2015 of $2.95 billion increased $706.2 million from $2.25 billion as of December 31, 2014. The primary cause of this 31.4% increase in total assets was the Merger, which was completed on January 1, 2015. In order to illustrate the change in the Corporation’s balance sheet excluding the addition of the CBH balance sheet, the table below shows the January 1, 2015 pro-forma balance sheet immediately subsequent to the acquisition of CBH.

	Bryn Mawr Bank Corporation	Continental Bank Holdings, Inc.	Bryn Mawr Bank Corporation	Bryn Mawr Bank Corporation	Change from January 1, 2015	Change from January 1, 2015
(dollars in thousands)	December 31, 2014 (Actual)	January 1, 2015 (acquired)	January 1, 2015 (Pro forma)	September 30, 2015 (Actual)	Pro Forma to September 30, 2015 ($)	Pro Forma to September 30, 2015 (%)
Assets
Cash and due from banks	$16,717	$5,818	$22,535	$17,161	$(5,374)	(23.8)%
Interest-bearing deposits with banks	202,552	10,791	213,343	100,980	(112,363)	(52.7)%
Cash and cash equivalents	219,269	16,609	235,878	118,141	(117,737)	(49.9)%
Investment securities available for sale	229,577	181,838	411,415	341,421	(69,994)	(17.0)%

Investment securities, trading	3,896	—	3,896	3,451	(445)	(11.4)%

Loans held for sale	3,882	507	4,389	8,721	4,332	98.7%
Portfolio loans and leases	1,652,257	424,230	2,076,487	2,228,764	152,277	7.3%
Less: Allowance for loan and lease losses	(14,586)	—	(14,586)	(15,935)	(1,349)	9.2%
Net portfolio loans and leases	1,637,671	424,230	2,061,901	2,212,829	150,928	7.3%
Premises and equipment, net	33,748	9,037	42,785	44,370	1,585	3.7%
Accrued interest receivable	5,560	2,094	7,654	7,744	90	1.2%
Deferred income taxes	7,209	7,453	14,662	11,216	(3,446)	(23.5)%
Mortgage servicing rights	4,765	—	4,765	5,031	266	5.6%
Bank-owned life insurance	20,535	12,054	32,589	38,157	5,568	17.1%
FHLB stock	11,523	4,981	16,504	11,742	(4,762)	(28.9)%
Goodwill	35,781	68,009	103,790	104,338	548	0.5%
Intangible assets	22,521	4,915	27,436	25,356	(2,080)	(7.6)%
Other investments	5,226	50	5,276	9,499	4,223	80.0%
Other assets	5,343	10,849	16,192	10,726	(5,466)	(33.8)%
Total assets	$2,246,506	$742,626	$2,989,132	$2,952,742	$(36,390)	(1.2)%
Liabilities
Deposits:
Non-interest-bearing	$446,903	$93,852	$540,755	$605,607	$64,852	12.0%
Interest-bearing	1,241,125	387,822	1,628,947	1,634,237	5,290	0.3%
Total deposits	1,688,028	481,674	2,169,702	2,239,844	70,142	3.2%
Short-term borrowings	23,824	108,609	132,433	24,264	(108,169)	(81.7)%
FHLB advances and other borrowings	260,146	19,726	279,872	254,893	(24,979)	(8.9)%
Subordinated notes	—	—	—	29,466	29,466	100.0%
Accrued interest payable	1,040	295	1,335	1,444	109	8.2%
Other liabilities	27,994	8,588	36,582	34,676	(1,906)	(5.2)%
Total liabilities	2,001,032	618,892	2,619,924	2,584,587	(35,337)	(1.3)%
Shareholders’ equity
Common stock	16,742	3,878	20,620	20,854	234	1.1%
Paid-in capital in excess of par value	100,486	119,856	220,342	226,980	6,638	3.0%
Common stock in treasury, at cost	(31,642)	—	(31,642)	(53,000)	(21,358)	67.5%
Accumulated other comprehensive loss, net of tax benefit	(11,704)	—	(11,704)	(11,040)	664	(5.7)%
Retained earnings	171,592	—	171,592	184,361	12,769	7.4%
Total shareholders’ equity	245,474	123,734	369,208	368,155	(1,053)	(0.3)%
Total liabilities and shareholders’ equity	$2,246,506	$742,626	$2,989,132	$2,952,742	$(36,390)	(1.2)%

Loans and Leases

The table below compares the portfolio loans and leases outstanding at September 30, 2015 to December 31, 2014:

	September 30, 2015		December 31, 2014		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$971,983	43.6%	$689,528	41.8%	$282,455	41.0%
Home equity lines & loans	212,258	9.5%	182,082	11.0%	30,176	16.6%
Residential mortgage	399,730	17.9%	313,442	19.0%	86,288	27.5%
Construction	82,820	3.7%	66,267	4.0%	16,553	25.0%
Commercial and industrial	488,977	22.0%	335,645	20.3%	153,332	45.7%
Consumer	22,350	1.0%	18,480	1.1%	3,870	20.9%
Leases	50,646	2.3%	46,813	2.9%	3,833	8.2%
Total portfolio loans and leases	2,228,764	100.0%	1,652,257	100.0%	576,507	34.9%
Loans held for sale	8,721		3,882		4,839	124.7%
Total loans and leases	$2,237,485		$1,656,139		$581,346	35.1%

As the above table indicates, total portfolio loans increased by $576.5 million from December 31, 2014 to September 30, 2015. This 34.9% increase in portfolio loans was partially related to the $424.2 million of loans acquired in the Merger. Excluding the loans acquired in the Merger, portfolio loans increased by $152.3 million, or 7.3%, from the balance immediately following the Merger.

Cash and Investment Securities

As of September 30, 2015, liquidity remained strong as the Corporation had $82.3 million of cash balances at the Federal Reserve and $18.7 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of September 30, 2015 totaled $341.4 million, as compared to $229.6 million as of December 31, 2014, primarily as a result of the $181.8 million of available for sale investments acquired in the Merger. The increase related to the Merger was partially offset by sales, during the nine months ended September 30, 2015, of $63.7 million of investment securities available for sale.

Deposits, Borrowings and Subordinated Debt

Deposits and borrowings as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$330,683	14.8%	$277,228	16.4%	$53,455	19.3%
Money market	748,983	33.5%	566,354	33.5%	182,629	32.2%
Savings	192,995	8.6%	138,992	8.2%	54,003	38.9%
Wholesale non-maturity deposits	65,636	2.9%	66,693	4.0%	(1,057)	(1.6)%
Wholesale time deposits	57,671	2.6%	73,458	4.4%	(15,787)	(21.5)%
Retail time deposits	238,269	10.6%	118,400	7.0%	119,869	101.2%
Interest-bearing deposits	1,634,237	73.0%	1,241,125	73.5%	393,112	31.7%
Non-interest-bearing deposits	605,607	27.0%	446,903	26.5%	158,704	35.5%
Total deposits	$2,239,844	100.0%	$1,688,028	100.0%	$551,816	32.7%

Total deposits as of September 30, 2015 increased $551.8 million from the levels present as of December 31, 2014, largely as a result of the deposits assumed in the Merger. In addition, excluding the deposits from the Merger, non-interest-bearing deposits increased by $64.9 million during the nine months ended September 30, 2015.

	September 30, 2015		December 31, 2014		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$24,264	7.9%	$23,824	8.4%	$440	1.8%
Long-term FHLB advances and other borrowings	254,893	82.6%	260,146	91.6%	(5,253)	(2.0)%
Subordinated notes	29,466	9.5%	—	—	29,466	100.0%
Borrowed funds	$308,623	100.0%	$283,970	100.0%	$24,653	(4.5)%

Long-term FHLB advances and other borrowings decreased by $5.3 million during the nine months ended September 30, 2015, which included $19.7 million of long-term FHLB advances assumed in the Merger which were prepaid during the first quarter of 2015, incurring a prepayment penalty of $177 thousand.

Capital

Consolidated shareholder’s equity of the Corporation was $368.2 million, or 12.5% of total assets as of September 30, 2015, as compared to $245.5 million, or 10.9% of total assets as of December 31, 2014. Equity issued in the Merger totaled $123.7 million. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2015 and December 31, 2014:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2015:
Total (Tier II) capital to risk weighted assets
Corporation	$316,352	13.84%	$228,646	10.00%
Bank	295,328	12.96%	227,937	10.00%
Tier I capital to risk weighted assets
Corporation	270,951	11.85%	182,917	8.00%
Bank	279,393	12.26%	182,349	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	270,951	11.85%	148,620	6.50%
Bank	279,393	12.26%	148,159	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	270,951	9.44%	143,542	5.00%
Bank	279,393	9.75%	143,315	5.00%
Tangible common equity to tangible assets
Corporation	238,461	8.45%	—	—
Bank	249,095	8.84%	—	—

December 31, 2014:
Total (Tier II) capital to risk weighted assets(1)
Corporation	$217,317	12.86%	$169,071	10.00%
Bank	207,680	12.32%	168,557	10.00%
Tier I capital to risk weighted assets
Corporation	202,734	11.99%	101,442	6.00%
Bank	193,043	11.45%	101,134	6.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	202,734	9.54%	106,306	5.00%
Bank	193,043	9.09%	106,173	5.00%
Tangible common equity to tangible assets(1)
Corporation	187,172	8.55%	—	—
Bank	177,480	8.13%	—	—

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

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. The capital ratios as of September 30, 2015 for both the Bank and the Corporation have improved from their December 31, 2014 levels, primarily as a result of the $123.7 million of equity issued in the CBH merger, as well as decreases in accumulated other comprehensive losses between the dates. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of September 30, 2015	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2014	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$824.0	74.3%	$608.2	68.9%	$215.8	35.5%
Federal Reserve Bank of Philadelphia	75.4	100.0%	71.9	100.0%	3.5	4.9%
Fed Funds Lines (six banks)	64.0	100.0%	64.0	100.0%	—	—%
Revolving line of credit with correspondent bank	5.0	100.0%	5.0	100.0%	—	—%
	$968.4	77.3%	$749.1	75.1%	$219.3	29.3%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with CDC to provide up to $5 million, excluding accrued interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $2.7 million in balances, including accrued interest, as of September 30, 2015 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $39.3 million in balances as of September 30, 2015 under this program.

The Corporation continually evaluates the cost and mix of its retail and wholesale funding sources relative to earning assets and expected future earning-asset growth. The Corporation believes that with its current branch network, along with the available borrowing capacity at FHLB and other sources, it has sufficient capacity available to fund expected earning-asset growth.

Discussion of Segments

The Corporation has two principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking and Wealth Management (see Note 12 in the accompanying Notes to Consolidated Financial Statements).

The Wealth Management Segment, as discussed in the Non-Interest Income section above recorded a pre-tax segment profit (“PTSP”) of $4.0 million and $12.3 million for the three and nine months ended September 30, 2015, respectively, as compared to PTSP of $3.8 million and $11.2 million, for the same respective periods in 2014. The Wealth Management Segment provided 34.9% and 34.6% of the Corporation’s pre-tax profit for the three and nine months ended September 30, 2015, respectively, as compared to 37.2% and 35.0% for the same respective periods in 2014.

The Banking Segment recorded a PTSP of $7.5 million and $23.3 million for the three and nine months ended September 30, 2015, respectively, as compared to PTSP of $6.4 million and $20.9 million, for the same respective periods in 2014. The Banking Segment provided 65.1% and 65.4% of the Corporation’s pre-tax profit for the three and nine months ended September 30, 2015, respectively, as compared to 62.8% and 65.0% for the same respective periods in 2014.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2015 were $627.0 million, as compared to $479.0 million at December 31, 2014.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2015 amounted to $15.7 million, as compared to $15.3 million at December 31, 2014.

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

Contractual Cash Obligations of the Corporation as of September 30, 2015:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$1,918.8	$1,918.8	$—	$—	$—
Wholesale and retail time deposits	295.9	200.2	82.0	13.7	—
Short-term borrowings	24.3	24.3	—	—	—
Long-term FHLB advances and other borrowings	254.9	60.0	126.7	63.2	5.0

Operating leases	74.5	5.2	10.3	9.1	49.9
Purchase obligations	10.8	4.3	5.5	0.9	0.1
Total	$2,579.2	$2,212.8	$224.5	$86.9	55.0

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in the Corporation’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors
None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the third quarter of 2015 (1) :

Period	Total Number of Shares Purchased(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2015 – July 31, 2015	20,976	$29.53	20,200	86,705
August 1, 2015 – August 31, 2015	208,306	$29.34	188,400	1,041,100
September 1, 2015 – September 30, 2015	396,628	$30.06	395,500	645,600
Total	625,910	$29.80	604,100	645,600

(1)

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. The 2015 Program became effective upon the completion of the Corporation’s prior stock repurchase program, which was announced on February 24, 2006 (the “2006 Program”) under which the Corporation was permitted to repurchase up to 450,000 shares of the Corporation’s common stock, not to exceed $10 million. The 2006 Program was exhausted during August 2015. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. All share repurchases under both the 2006 Program and the 2015 Program were accomplished in open market transactions. As of September 30, 2015, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 645,600.

(2)	On July 1, 2015, 776 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(3)	Between August 11, 2015 and September 30, 2015, 21,034 shares were purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation

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
4.1

Indenture, dated August 6, 2015, by and between Bryn Mawr Bank Corporation and U.S. Bank National Association, as trustee, incorporated by reference to the Corporation’s From 8-K filed with the SEC on August 7, 2015

4.2

Forms of 4.75% Subordinated Note due 2025, (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1), incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.1

Letter Agreement and General Release, dated July 17, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on July 17, 2015

10.2

Form of Subordinated Note Purchase Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and the Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 8, 2015

10.3

Form of Registration Rights Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and Purchasers identified therein, incorporation by reference to the Corporation’s Form 8-K filed with the SEC on August 8, 2015

10.4

Employment Letter Agreement, dated September 8, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.5

Executive Change-of-Control Severance Agreement, dated as of September 8. 2015, by and between The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on September 9, 2015

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

Bryn Mawr Bank Corporation

Date: November 6, 2015	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Michael W. Harrington
Michael W. Harrington
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
4.1

Indenture, dated August 6, 2015, by and between Bryn Mawr Bank Corporation and U.S. Bank National Association, as trustee, incorporated by reference to the Corporation’s From 8-K filed with the SEC on August 7, 2015

4.2

Forms of 4.75% Subordinated Note due 2025, (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1), incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.1

Letter Agreement and General Release, dated July 17, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on July 17, 2015

10.2

Form of Subordinated Note Purchase Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and the Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 8, 2015

10.3

Form of Registration Rights Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and Purchasers identified therein, incorporation by reference to the Corporation’s Form 8-K filed with the SEC on August 8, 2015

10.4

Employment Letter Agreement, dated September 8, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.5

Executive Change-of-Control Severance Agreement, dated as of September 8. 2015, by and between The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on September 9, 2015

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