Form 10-K
period 2015-12-31
BRYN MAWR BANK CORP
filed 2016-03-11
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2015

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

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):

Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $528,844,200 on June 30, 2015 based on the price at which our common stock was last sold on that date.*

As of March 2, 2016, there were 16,788,558 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Definitive Proxy Statement of Registrant to be filed with the Commission pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2016 (“2016 Proxy Statement”), as indicated, are incorporated into this Form 10-K by reference.

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

•	our common stock outstanding and common stock price volatility;

•	fair value of and number of stock-based compensation awards to be issued in future periods;

•	with respect to mergers and acquisitions, our business and the acquired business will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	revenues following the completion of a merger or acquisition may be lower than expected;

•

deposit attrition, operating costs, customer loss and business disruption following a merger or acquisition, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected;

•

material differences in the actual financial results of our merger and acquisition activities compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within the expected time frame;

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

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 26 full-service branches, eight limited-hour retirement community branches, five wealth offices and a full-service insurance agency throughout Montgomery, Delaware, Chester, Philadelphia and Dauphin counties of Pennsylvania and New Castle County in Delaware. The Corporation’s common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area. The Corporation’s strategy to achieve this goal includes investing in foundational strength to support its growth, leveraging the strength of its brand, building out its core franchise and targeting high potential markets, basing its sales strategy on high performing relationships, concentrating on core product solutions and broadening the scope of its product offerings, using the Corporation’s human resources as a strategic advantage, engaging in inorganic growth by strategically acquiring small to mid-sized banks, insurance brokerages, wealth management companies, and advisory and planning services firms, and lifting out high-performing teams where strategically advantageous.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many agencies, including the Securities and Exchange Commission (“SEC”), the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and the Pennsylvania and Delaware Departments of Banking.

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

The Corporation has no active staff as of December 31, 2015. The Corporation is the sole shareholder of the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ, the SEC and other regulatory agencies.

As of December 31, 2015, the Corporation and its subsidiaries had 488 full time and 42 part time employees, totaling 509 full time equivalent staff.

ACTIVE SUBSIDIARIES OF THE CORPORATION

The Corporation has three active subsidiaries which provide various services as described below:

•	Lau Associates

Lau Associates LLC is a nationally recognized independent, family wealth office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau Associates employed 13 full time employees as of December 31, 2015, and are included in the Corporation’s employment numbers. Lau Associates LLC is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company of Delaware

The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) is a limited-purpose trust company located in Greenville, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. BMTC-DE employed five full-time and two part time employees as of December 31, 2015. BMTC-DE employees are included in the Corporation’s employment numbers. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the origination of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust administration and other related fiduciary services, custody services, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax services, financial planning and brokerage services. As of December 31, 2015, the market value of assets under management, administration, supervision and asset management/brokerage by the Bank’s Wealth Management Division was $8.365 billion.

The Bank presently has 26 full-service branch offices, eight limited-hour retirement community branches, three wealth management offices and a full-service insurance agency. See the section titled “COMPETITION” later in this item for additional information.

ACTIVE SUBSIDIARIES OF THE BANK

The Bank has three active subsidiaries providing various services as described below:

•	Key Capital Mortgage, Inc.

Key Capital Mortgage, Inc. (“KCMI”) is a wholly-owned subsidiary of the Bank, located in Media, Pennsylvania, which was established on October 1, 2015. KCMI specializes in providing non-traditional commercial mortgage loans to small businesses throughout the United States. As of December 31, 2015, KCMI employed five full-time employees which are included in the Corporation’s employment numbers above.

•	Powers Craft Parker & Beard, Inc.

Powers Craft Parker & Beard, Inc. (“PCPB”) is a wholly-owned subsidiary of the Bank, headquartered in Rosemont, Pennsylvania. On October 1, 2014, the Bank acquired 100% of the stock of PCPB and merged the entity with and into its existing full-service insurance agency, Insurance Counsellors of Bryn Mawr, Inc. (“ICBM”). The surviving entity operates under the PCPB name. On April 1, 2015, the Bank acquired the Robert J. McAllister Agency, Inc. (“RJM”), an insurance brokerage headquartered in Rosemont, Pennsylvania. RJM was subsequently merged into PCPB. PCPB is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

As of December 31, 2015, PCPB employed 15 full-time employees, of which 14 are licensed insurance agents, along with three part-time employees, of which two are licensed insurance agents. PCPB employees are included in the Corporation’s employment numbers above.

•	Bryn Mawr Equipment Finance, Inc.

Bryn Mawr Equipment Finance, Inc. (“BMEF”), a wholly-owned subsidiary of the Bank, is a Delaware corporation registered to do business in Pennsylvania. BMEF is a small-ticket equipment financing company servicing customers nationwide from its Bryn Mawr location. BMEF had nine employees as of December 31, 2015. BMEF employees are included in the Corporation’s employment numbers above.

BUSINESS COMBINATIONS

The Corporation and its subsidiaries engaged in the following business combinations since January 1, 2010:

•	Robert J. McAllister Agency, Inc.

On April 1, 2015, the acquisition of RJM, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. Consideration paid totaled $1.0 million, of which $500 thousand was paid at closing and five contingent cash payments, not to exceed $100 thousand each, will be payable on each of March 31, 2016, March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. The acquisition enhanced PCPB’s ability to offer comprehensive insurance solutions to both individual and business clients.

•	Continental Bank Holdings, Inc.

On January 1, 2015, the merger of Continental Bank Holdings, Inc. (“CBH”) with and into the Corporation (the “Merger”), and the merger of Continental Bank with and into the Bank, were completed. Consideration paid totaled $125.1 million, comprised of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock, the assumption of options to purchase Corporation common stock valued at $2.3 million and $1.3 million for the cash-out of certain warrants. The Merger initially added $424.7 million of loans, $181.8 million of investments, $481.7 million of deposits and ten new branches. The acquisition of CBH enabled the Corporation to expand its footprint into a significant portion of Montgomery County, Pennsylvania.

•	Powers Craft Parker and Beard, Inc.

On October 1, 2014, the acquisition of PCPB, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. The consideration paid by the Corporation was $7.0 million, of which $5.4 million was paid at closing and the first of three contingent payments, of $542 thousand, was paid during the fourth quarter of 2015. The remaining $1.1 million consists of two contingent payments, with each payment not to exceed $542 thousand. Each payment is subject to the attainment of certain revenue targets during the applicable periods. The addition enabled the Corporation to offer a full range of insurance products to both individual and business clients.

•	First Bank of Delaware

On November 17, 2012, the acquisition of $70.3 million of deposits, $76.6 million of loans and a branch location from First Bank of Delaware (“FBD”), by the Corporation was completed. The consideration paid by the Corporation totaled $10.6 million cash, paid at closing. The transaction, which was accounted for as a business combination, enabled the Corporation to expand its banking arm into the Delaware market by opening its first full-service branch there, complementing its existing wealth management operations in the state.

•	Davidson Trust Company

On May 15, 2012, the acquisition of Davidson Trust Company (“DTC”) by the Corporation was completed. The consideration paid by the Corporation totaled $10.5 million, of which $8.4 million was paid in cash, at closing and the remaining $2.1 million was paid in equal installments on November 14, 2012, May 14, 2013 and November 14, 2013. The transaction was accounted for as a business combination. The acquisition of DTC initially increased the Corporation’s wealth management division assets under management by $1.0 billion. The structure of the Corporation’s existing wealth management segment allowed for the immediate integration of DTC and was able to take advantage of the various synergies that exist between the two companies.

•	The Private Wealth Management Group of The Hershey Trust Company

On May 27, 2011, the acquisition of the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) by the Corporation was completed. The consideration paid by the Corporation was $18.4 million, consisting of $8.1 million in cash and 322,101 unregistered shares of the BMBC common stock, valued at $6.7 million, was paid at closing, and $3.6 million in cash was placed in escrow to be paid in three equal installments on the 6-, 12- and 18-month anniversaries of February 17, 2011, the date preceding the date of the definitive stock purchase agreement, subject to certain post-closing contingencies relating to the assets under management. As of December 31, 2012, the full amount of cash held in escrow had been released. The transaction was accounted for as a business combination. The acquisition of PWMG initially increased the Corporation’s wealth management division assets under management by $1.1 billion and allowed the Corporation to establish a presence in central Pennsylvania by maintaining the former PWMG offices in Hershey, Pennsylvania.

•	First Keystone Financial, Inc.

On July 1, 2010, the merger of First Keystone Financial, Inc. (“FKF”) with and into the Corporation and the two step merger of FKF’s wholly-owned subsidiary, First Keystone Bank with and into the Bank, were completed. The 85% stock and 15% cash transaction was valued at $31.3 million and increased the assets of the Corporation by $490 million.

SOURCES OF THE CORPORATION’S REVENUE

Continuing Operations

See Note 29, Segment Information, in the Notes to the Consolidated Financial Statements located in this Annual Report on Form 10-K for additional information. The Corporation had no discontinued operations in 2013, 2014 or 2015.

FINANCIAL INFORMATION ABOUT SEGMENTS

The financial information concerning the Corporation’s business segments is incorporated by reference to this Annual Report on Form 10-K in the section captioned Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 29, Segment Information in the Notes to Consolidated Financial Statements.

COMPETITION

The Corporation and its subsidiaries, including the Bank, compete for deposits, loans, wealth management and insurance services in Delaware, Montgomery, Chester, Dauphin and Philadelphia counties in Pennsylvania and New Castle County in Delaware. The Corporation has a significant presence in the affluent Philadelphia suburbs along the Route 30 corridor, also known as the “Main Line”. The Corporation has 26 full-service branches, eight limited-hour retirement community offices, and five wealth management offices.

The markets in which the Corporation competes are highly competitive. The Corporation’s direct competition in attracting business is mainly from commercial banks, investment management companies, savings and loan associations, trust companies and insurance agencies. The Corporation also competes with credit unions, on-line banking enterprises, consumer finance companies, mortgage companies, insurance companies, stock brokerage companies, investment advisory companies and other entities providing one or more of the services and products offered by the Corporation.

The Corporation is able to compete with the other firms because of its consistent level of customer service, excellent reputation, professional expertise, full product line, and its competitive rates and fees. However, there are several negative factors which can hinder the Corporation’s ability to compete with large institutions such as its limited number of locations, smaller advertising budget, lower technology budget, inability to spread out fixed costs and other lack-of-scale-type disadvantages.

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

The acquisition of FKF in 2010 expanded the Corporation’s footprint significantly into Delaware County, Pennsylvania, and the acquisition of PWMG in 2011 enabled the Wealth Management Division to extend into central Pennsylvania by continuing to operate the former PWMG offices located in Hershey, Pennsylvania. The May 2012 acquisition of DTC allowed the Corporation to further expand its range of services and bring deeper market penetration in our core market area. The October 2014 acquisition of PCPB and the April 2015 acquisition of RJM enabled the Bank to expand its range of insurance solutions to both individuals as well as business clients. The January 2015 merger with CBH expanded the Corporation’s reach well into Montgomery County Pennsylvania, and gave the Bank the opportunity to have a branch office in the City of Philadelphia.

The Bank’s newest subsidiary, KCMI, which was established on October 1, 2015 enables the Corporation to compete on a national level for the specialized lending market that focuses on non-traditional small business borrowers with well-established businesses. In addition, BMEF competes on a national level for its equipment leasing customers.

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

The regulations of the Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s 2015 net income plus its net retained earnings for the previous two years. As of December 31, 2015, this amount was $14.7 million. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the fourth quarter of 2015 was an annual rate of 0.58 basis points. Payments of the FICO assessment during the twelve months ended December 31, 2015 totaled $155 thousand.

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

Minimum Capital Ratios: The risk-based guidelines require all banks to maintain two “risk-weighted assets” ratios. The first is a minimum ratio of total capital (“Tier 1” and “Tier 2” capital) to risk-weighted assets equal to 8.00%; the second is a minimum ratio of “Tier 1” capital to risk-weighted assets equal to 4.00%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

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

The rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation and the Bank under the final rules are:

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

In addition, the final rules provide for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The Corporation elected to opt-out, and indicated its election on the Call Report filed after January 1, 2015.

(i)

The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize as of January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses:

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

The adoption of the final rules did not have a material impact on the level of capital ratios for the Bank or the Corporation. Both the Bank and the Corporation remain well-capitalized based on regulatory guidelines.

●	Prompt Corrective Action

Federal banking law mandates certain “prompt corrective actions,” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the rules in place prior to January 1, 2015, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

The July 2, 2013 Federal Reserve final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”

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

The Dodd-Frank Act requires the Federal Reserve Bank ("FRB") to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

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

Increases in FDIC insurance premiums may adversely affect the Corporation’s earnings

In response to the impact of economic conditions since 2008 on banks generally and on the FDIC Deposit Insurance Fund (the “DIF”), the FDIC changed its risk-based assessment system and increased base assessment rates. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. In February 2011, as required under the Dodd-Frank Act, the FDIC issued a ruling pursuant to which the assessment base against which FDIC assessments for deposit insurance are made will change. Instead of FDIC insurance assessments being based upon an insured bank’s deposits, FDIC insurance assessments are now generally based on an insured bank’s total average assets minus average tangible equity. With this change, the Corporation expects that its overall FDIC insurance cost will decline. However, a change in the risk categories applicable to the Corporation’s bank subsidiaries, further adjustments to base assessment rates and any special assessments could have a material adverse effect on the Corporation.

The Dodd-Frank Act also requires that the FDIC take steps necessary to increase the level of the DIF to 1.35% of total insured deposits by September 30, 2020. In October 2010, the FDIC adopted a Restoration Plan to achieve that goal. Certain elements of the Restoration Plan are left to future FDIC rulemaking, as are the potential for increases to the assessment rates, which may become necessary to achieve the targeted level of the DIF. Future FDIC rulemaking in this regard may have a material adverse effect on the Corporation.

The stability of other financial institutions could have detrimental effects on our routine funding transactions

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

The Corporation may need to raise additional capital in the future and such capital may not be available when needed or at all

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations and may need to raise additional capital in the future to provide us with sufficient capital resources to meet our regulatory and business needs. We cannot assure you that such capital will be available to us on acceptable terms or at all. If the Corporation is unable to generate sufficient additional capital though its earnings, or other sources, including sales of assets, it would be necessary to slow earning asset growth and or pass up possible acquisition opportunities, which may result in a reduction of future net income growth. Further, an inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Financial turmoil may increase our other-than-temporary-impairment (“OTTI”) charges

If the Corporation incurs OTTI charges that result in its falling below the “well capitalized” regulatory requirement, it may need to raise additional capital.

If sufficient wholesale funding to support earning-asset growth is unavailable, the Corporation’s net income may decrease

The Corporation recognizes the need to grow both wholesale and non-wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been funded with various forms of wholesale funding which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2015 represented approximately 19.0% of total funding compared to 21.5% at December 31, 2014 and 16.2% at December 31, 2013. Wholesale funding is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

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

Falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in 2008 that followed a national home price peak in mid-2006, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and a return to higher unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Any failure of the Corporation and the Bank to comply with federal and state regulatory requirements could adversely affect our business.

The Corporation and the Bank are supervised by the Federal Reserve Bank and the Pennsylvania Department of Banking and Securities. Accordingly, the Corporation, the Bank and our subsidiaries are subject to extensive federal and state legislation, regulation and supervision that govern almost all aspects of our business operations, which are primarily designed to protect consumers, depositors and the government's deposit insurance funds, and to accomplish other governmental policy objectives such as combating terrorism. That regulatory framework is not designed to protect shareholders. We are required to comply with a variety of laws and regulations, including the Bank Secrecy Act, the USA Patriot Act, real estate-secured consumer lending regulations (such as Truth-in-Lending), Real Estate Settlement Procedures Act regulations, and licensing and registration requirements for mortgage originators. Recent and potential future changes in laws and regulations, escalating regulatory expectations and heightened regulatory attention to mortgage and foreclosure-related activities and exposures and other business practices require that we devote substantial management attention and resources to regulatory compliance. While the Corporation has policies and procedures designed to ensure compliance with regulatory requirements, there is risk that the Corporation and the Bank may be determined not to have complied with applicable requirements. Any failure by the Corporation or the Bank to comply with these requirements, even if such failure was unintentional or inadvertent, could result in adverse action to be taken by regulators, including through formal or informal supervisory enforcement actions, and could result in the assessment of fines and penalties. In some circumstances, additional negative consequences also may result from regulatory action, including restrictions on the Corporation’s business activities, acquisitions and other growth initiatives. The occurrence of one or more of these events may have a material adverse effect on our business and reputation.

Previously enacted and potential future legislation, including legislation to reform the U.S. financial regulatory system, could adversely affect our business

Market conditions have resulted in the creation of various programs by the United States Congress, the Treasury, the Federal Reserve and the FDIC that were designed to enhance market liquidity and bank capital. As these programs expire, are withdrawn or reduced, the impact on the financial markets, banks in general and their customers is unknown. This could have the effect of, among other things, reducing liquidity, raising interest rates, reducing fee revenue, limiting the ability to raise capital, all of which could have an adverse impact on the financial condition of the Bank and the Corporation.

Additionally, the federal government has passed a variety of other reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act. The Dodd-Frank Act imposes significant regulatory and compliance changes. Effects of the Dodd-Frank Act on our business include:

●	changes to regulatory capital requirements;

●	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from tier 1 capital;

●

creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);

●	potential limitations on federal preemption;

●	changes to deposit insurance assessments;

●	regulation of debit interchange fees we earn;

●	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

●	changes in regulation of consumer mortgage loan origination and risk retention.

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

Economic troubles may negatively affect our leasing business

The Corporation’s leasing business which began operations in September 2006, consists of nation-wide leasing various types of equipment to businesses with an average original equipment cost of approximately $24 thousand per lease. Continued economic sluggishness may result in higher credit losses than we would experience in our traditional lending business, as well as potential increases in state regulatory burdens such as state income taxes, personal property taxes and sales and use taxes.

A general economic slowdown could impact Wealth Management Division revenues

A general economic slowdown could decrease the value of Wealth Management Division assets under management and administration resulting in lower fee income, and clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income to the Corporation.

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

As of December 31, 2015, the Corporation owns or leases 26 full-service branch locations, eight limited-hour retirement community branches, five wealth management offices, one insurance agency and six other office properties which serve as administrative offices.

The following table details the Corporation’s properties and deposits as of December 31, 2015:

Property Address	Owned/Leased	Total Deposits as of December 31, 2015 (dollars in thousands)

Full Service Branches (Banking Segment):
801 Lancaster Ave., Bryn Mawr, PA 19010*	Owned	$758,376
50 W. Lancaster Ave., Ardmore, PA 19003	Leased	99,735
5000 Pennell Rd., Aston, PA 19014	Leased	21,883
135 E. City Avenue, Bala Cynwyd, PA 19004	Leased	26,040
599 Skippack Pk., Blue Bell, PA 19422	Leased	96,672
3218 Edgemont Ave., Brookhaven, PA 19015	Owned	55,408
US Rts. 1 and 100, Chadds Ford, PA 19317	Leased	33,776
23 E. Fifth St., Chester, PA 19013	Leased	22,755
31 Baltimore Pk., Chester Heights, PA 19017	Leased	65,377

528 Fayette St., Conshohocken, PA 19428	Leased	44,560
113 W. Germantown Pk., East Norriton, PA 19401	Leased	62,525
237 N. Pottstown Pk., Exton, PA 19341	Leased	75,661
18 W. Eagle Rd., Havertown, PA 19083	Owned	91,727
106 E. Street Rd., Kennett Square, PA 19348	Leased	27,627
197 E. DeKalb Pk., King of Prussia, PA 19406	Leased	71,116
33 W. Ridge Pk., Limerick, PA 19468	Leased	26,012
22 W. State St., Media, PA 19063	Owned	61,582
3601 West Chester Pk., Newtown Square, PA 19073	Leased	66,671
39 W. Lancaster Ave., Paoli, PA 19301	Owned	68,967
7133 Ridge Ave., Philadelphia, PA 19128	Leased	56,677
330 Dartmouth Ave., Swarthmore, PA 19081	Owned	43,257
330 E. Lancaster Ave., Wayne, PA 19087	Owned	128,103
849 Paoli Pk., West Chester, PA 19380	Leased	51,241
One Tower Bridge, West Conshohocken, PA 19428	Leased	53,649
436 Egypt Rd., West Norriton, PA 19428	Leased	44,065
1000 Rocky Run Parkway, Wilmington, DE 19803	Leased	41,808
Life Care Community Offices (Banking Segment):
10000 Shannondell Dr., Audubon, PA 19403	Leased	23,109
404 Cheswick Pl., Bryn Mawr, PA 19010	Leased	2,679
601 N. Ithan Ave., Bryn Mawr, PA 19010	Leased	5,308
1400 Waverly Rd, Gladwyne, PA 19035	Leased	3,997
3300 Darby Rd., Haverford, PA 19041	Leased	7,044
11 Martins Run, Media, PA 19063	Leased	3,266
535 Gradyville Rd., Newtown Square, PA 19073	Leased	10,071
1615 E. Boot Rd., West Chester, PA 19380	Leased	1,981
Other Administrative Offices (Banking and Wealth Management Segments)
2, 6 S. Bryn Mawr Ave., Bryn Mawr, PA 19010	Leased	Not applicable
10 S. Bryn Mawr Ave., Bryn Mawr, PA 19010***	Owned	Not applicable
4093 W. Lincoln Hwy., Exton, PA 19341**	Leased	Not applicable
16 Campus Blvd., Newtown Square, PA 19073**	Leased	Not applicable
322 E. Lancaster Ave., Wayne, PA 19087	Owned	Not applicable

1 West Chocolate Avenue, Hershey, PA 17033***	Leased	Not applicable
20 Montchanin Rd, Suite 185 Greenville, DE 19807**	Leased	Not applicable
620 W. Germantown Pk, Plymouth Mtg, PA 19462**	Leased	Not applicable
20 North Waterloo Rd, Devon PA 19380***	Leased	Not applicable
Powers Craft Parker & Beard Inc., 15 Garrett Ave, Rosemont, PA 19010****	Leased	Not applicable
Subsidiary Offices (Wealth Management Segment):
Lau Associates - 20 Montchanin Rd, Suite 110, Greenville, DE 19087	Leased	Not applicable
BMTC-DE - 20 Montchanin Rd, Suite 100 Greenville, DE 19807	Leased	Not applicable
Total:		$2,252,725

*	Corporate headquarters and executive offices
**	Lending office
***	Wealth Management office
****	Insurance Agency

ITEM 3.	LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incidental to their businesses.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

 PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the NASDAQ Stock Market under the symbol BMTC. As of December 31, 2015, there were 614 holders of record of the Corporation’s common stock.

The following table sets forth the range of high and low sales prices for the common stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

	2015			2014
	High	Low	Dividend Declared	High	Low	Dividend Declared
1st Quarter	$31.42	$28.50	$0.19	$30.44	$26.48	$0.18
2nd Quarter	$31.77	$28.52	$0.19	$30.44	$26.50	$0.18
3rd Quarter	$31.48	$27.95	$0.20	$30.98	$28.33	$0.19
4th Quarter	$31.32	$27.85	$0.20	$31.76	$27.44	$0.19

The information regarding dividend restrictions is set forth in Note 25 – “Dividend Restrictions” in the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

•	Comparison of Cumulative Total Return Chart

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2015, with (1) the Total Return of the NASDAQ Market Index; (2) the Total Return of the NASDAQ Community Bank Index; (3) the Total Return of the SNL Bank and Thrift Index; and (4) the Total Return of the SNL Mid-Atlantic Bank Index. This comparison assumes $100.00 was invested on December 31, 2010, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Return Summary
	As of December 31,
	2010	2011	2012	2013	2014	2015
Bryn Mawr Bank Corporation	$100.00	$115.21	$135.66	$188.93	$201.00	$189.41
NASDAQ Community Bank Index	$100.00	$93.47	$110.03	$155.89	$163.15	$178.73
NASDAQ Market Index	$100.00	$99.21	$116.82	$163.75	$188.08	$201.40
SNL Bank and Thrift	$100.00	$77.76	$104.42	$142.97	$159.60	$162.83
SNL Mid-Atlantic Bank	$100.00	$75.13	$100.64	$135.65	$147.79	$153.33

•	Equity Compensation Plan Information

Equity compensation plan information is incorporated by reference to Item 12 of this Annual Report on Form 10-K. Additional information regarding the Corporation’s equity compensation plans can be found at Note 19 – “Stock Based Compensation” in the accompanying Notes to Consolidated Financial Statements found in this Annual Report on Form 10-K.

•	Issuer Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2015:

Shares Repurchased in the 4th Quarter of 2015

Period:			Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs(1)
Oct. 1, 2015	-	Oct. 31, 2015	57,600		$30.73	57,600	588,000
Nov. 1, 2015	-	Nov. 30, 2015	49,487	(2)	$29.70	47,500	540,500
Dec. 1, 2015	-	Dec. 31, 2015	64,500		$29.01	64,500	476,000
Total			171,587		$29.78	169,600

(1)

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. The 2015 Program became effective upon the completion of the Corporation’s prior stock repurchase program in August 2015. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. All share repurchases under the 2015 Program were accomplished in open market transactions. As of December 31, 2015, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 476,000.

(2)	Between November 3, 2015 and November 15, 2015, 1,987 shares were purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation.

ITEM 6.	SELECTED FINANCIAL DATA

Earnings	As of or for the Twelve Months Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Interest income	$108,542	$82,906	$78,417	$73,323	$74,562
Interest expense	8,415	6,078	5,427	8,588	11,661
Net interest income	100,127	76,828	72,990	64,735	62,901
Provision for loan and lease losses	4,396	884	3,575	4,003	6,088
Net interest income after provision for loan and lease losses	95,731	75,944	69,415	60,732	56,813
Non-interest income	55,960	48,322	48,355	46,386	34,059
Non-interest expense	125,765	81,418	80,740	74,901	61,729
Income before income taxes	25,926	42,848	37,030	32,217	29,143
Income taxes	9,172	15,005	12,586	11,070	9,541
Net Income	$16,754	$27,843	$24,444	$21,147	$19,602
Per Share Data
Weighted-average shares outstanding	17,488,325	13,566,239	13,311,215	13,090,110	12,659,824
Dilutive potential Common Stock	267,966	294,801	260,395	151,736	82,313
Adjusted weighted-average shares	17,756,291	13,861,040	13,571,610	13,241,846	12,742,137
Earnings per common share:
Basic	$0.96	$2.05	$1.84	$1.62	$1.55
Diluted	$0.94	$2.01	$1.80	$1.60	$1.54
Dividends declared	$0.78	$0.74	$0.69	$0.64	$0.60
Dividends declared per share to net income per basic common share	81.3%	36.1%	37.5%	39.5%	38.7%
Shares outstanding at year end	17,071,523	13,769,336	13,650,354	13,412,690	13,106,353
Book value per share	$21.42	$17.83	$16.84	$15.18	$14.07
Tangible book value per share	$13.89	$13.59	$13.02	$11.08	$10.81
Profitability Ratios
Tax-equivalent net interest margin	3.75%	3.93%	3.98%	3.85%	3.96%
Return on average assets	0.57%	1.32%	1.23%	1.15%	1.13%
Return on average equity	4.49%	11.56%	11.53%	10.91%	11.10%
Non-interest expense to net-interest income and non-interest income	80.6%	65.1%	66.5%	67.4%	63.7%
Non-interest income to net-interest income and non-interest income	35.9%	38.6%	39.9%	41.7%	35.1%
Average equity to average total assets	12.68%	11.38%	10.63%	10.58%	10.19%
Financial Condition
Total assets	$3,030,997	$2,246,506	$2,061,665	$2,035,885	$1,773,373
Total liabilities	2,665,286	2,001,032	1,831,767	1,832,321	1,588,994
Total shareholders’ equity	365,711	245,474	229,898	203,564	184,379
Interest-earning assets	2,755,506	2,092,164	1,905,398	1,879,412	1,629,607
Portfolio loans and leases	2,268,988	1,652,257	1,547,185	1,398,456	1,295,392
Investment securities	352,916	233,473	289,245	318,061	275,258
Goodwill	104,765	35,502	32,843	32,897	24,689
Intangible assets	23,903	22,998	19,365	21,998	18,014
Deposits	2,252,725	1,688,028	1,591,347	1,634,682	1,382,369
Borrowings	378,509	283,970	216,535	170,718	183,158
Wealth assets under management, administration, supervision and brokerage	8,364,805	7,699,908	7,268,273	6,663,212	4,831,631
Capital Ratios
Ratio of tangible common equity to tangible assets	8.17%	8.55%	8.84%	7.50%	8.19%
Tier 1 capital to risk weighted assets	10.72%	12.00%	11.57%	11.02%	11.16%
Total regulatory capital to risk weighted assets	12.61%	12.87%	12.55%	12.02%	13.74%
Asset quality
Allowance as a percentage of portfolio loans and leases	0.70%	0.88%	1.00%	1.03%	0.98%
Non-performing loans and leases as a percentage of portfolio loans and leases	0.45%	0.61%	0.68%	1.06%	1.11%

Information related to accounting changes may be found under the caption “New Accounting Pronouncements” at Note 1-X in the accompanying Notes to Consolidated Financial Statements found in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 26 full-service branches, eight limited-hour, retirement community offices and five wealth offices located throughout Montgomery, Delaware, Chester and Dauphin counties of Pennsylvania and New Castle county in Delaware. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

Since January 1, 2010, the Corporation and Bank completed the following seven acquisitions:

●	Robert J. McAllister Agency, Inc. (“RJM”) – April 1, 2015

●	Continental Bank Holdings, Inc. (“CBH”) – January 1, 2015 (the “Merger”)

●	Powers Craft Parker and Beard, Inc. (“PCPB”) – October 1, 2014

●	First Bank of Delaware (“FBD”) – November 17, 2012

●	Davidson Trust Company (“DTC”) – May 15, 2012

●	The Private Wealth Management Group of the Hershey Trust Company (“PWMG”) – May 11, 2011

●	First Keystone Financial, Inc. (“FKB”) – July 1, 2010

For a more complete discussion regarding these acquisitions, see Item 1 – Business at page 1 in this Form 10-K.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform the previous years' financial statements to the current year’s presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ from these estimates.

The Allowance for Loan and Lease Losses (the “Allowance”)

The Allowance involves a higher degree of judgment and complexity than other significant accounting policies. The Allowance is estimated with the objective of maintaining a reserve level believed by the Corporation to be sufficient to absorb estimated credit losses present in the loan portfolio as of the reporting date. The Corporation’s determination of the adequacy of the allowance is based on frequent evaluations of the loan and lease portfolio and other relevant factors. Consideration is given to a variety of factors in establishing the estimate. Quantitative factors in the form of historical charge-off history by portfolio segment are considered. In connection with these quantitative factors, management establishes what it deems to be an adequate look-back period (“LBP”) for the charge-off history. As of December 31, 2015, the Corporation utilized a five-year LBP, which it believes adequately captures the trends in charge-offs. In addition, management develops an estimate of a loss emergence period (“LEP”) for each segment of the loan portfolio. The LEP estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan. As of December 31, 2015, the Corporation utilized a two-year LEP for its commercial loan segments and a one-year LEP for its consumer loan segments based on analyses of actual charge-offs tracked back in time to the triggering event for the eventual loss. In addition, various qualitative factors are considered, including specific terms and conditions of loans and leases, underwriting standards, delinquency statistics, industry concentration, overall exposure to a single customer, adequacy of collateral, the dependence on collateral, and results of internal loan review, including a borrower’s perceived financial and management strengths, the amounts and timing of the present value of future cash flows, and the access to additional funds. It should be noted that this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amounts and timing of expected cash flows on impaired loans and leases, the value of collateral, estimated losses on consumer loans and residential mortgages and the relevance of historical loss experience. The process also considers economic conditions and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from the Corporation’s estimates, additional provision for loan and lease losses (the “Provision”) may be required that would adversely impact earnings in future periods. See the section of this document titled Asset Quality and Analysis of Credit Risk for additional information.

Fair Value Measurement of Investment Securities Available-for-Sale and Assessment for Impairment of Certain Investment Securities

The Corporation may designate its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment for changes in the fair market values of investment securities in the Corporation’s financial statements that are otherwise identical. Should evidence emerge which indicates that management’s intent or ability to maintain the securities as originally designated is not supported, reclassifications among the three designations may be necessary and, as a result, may require adjustments to the Corporation’s financial statements. As of December 31, 2015, the majority of the Corporation’s investment portfolio was comprised of investment securities classified as available for sale. A small portion was classified as trading securities related to deferred compensation trusts.

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with its acquisitions. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an annual impairment test for other intangible assets, or more often, if events and circumstances indicate a possible impairment. There was no goodwill impairment recorded during the twelve month periods ended December 31, 2015, 2014 or 2013. During the twelve months ended December 31, 2015, impairment of $387 thousand was recorded related to a favorable lease asset that had been recorded in connection with the Merger. Subsequent to the Merger, a decision was made to terminate the lease of the former CBH headquarters, which resulted in the favorable lease asset impairment charge. There was no impairment of identifiable intangible assets during the twelve month periods ended December 31, 2014 or 2013. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other significant accounting policies are presented in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. The Corporation’s accounting policies have not substantively changed any aspect of its overall approach in the application of the foregoing policies.

Overview of General Economic, Regulatory and Governmental Environment

Headlines during the final quarter of 2015 were dominated by the economic environment in China, the beginning of the Federal Reserve’s monetary tightening campaign, and the supply/demand dynamics affecting oil prices. U.S. equity markets seemed to shrug off macro concerns and closed out the fourth quarter with solid gains.

During the third quarter of 2015, the U.S. GDP grew 2.0% (quarter over quarter, Seasonally Adjusted Annual Rate). Personal Consumption Expenditures, the largest component of the U.S. economy, more than offset weakness within Gross Private Domestic Investment. The labor market continued to show signs of strength, given the decline in the unemployment rate and favorable readings across most broad-based measures of employment activity.

These general indicators of economic health demonstrate that expansion, which began in June 2009, remains intact. That said, the growth rate during this expansionary phase has been somewhat tepid relative to prior economic expansions.

Further, more recent economic data releases from the end of last year and in early 2016 have, for the most part, fallen below consensus expectations – an indication of softening demand. However, the U.S. economy has had “growth scares” on multiple occasions over the past several years, and such events did not signify a recession.

There has also been a clear divergence between the services and manufacturing components of the broad economy, a trend that has persisted since the beginning of 2015. Any further weakness in the services sector could be a sign that this economic expansion is stalling, or a foreshadowing of a more prolonged slowdown.

Against this backdrop, the Federal Reserve initiated its “tightening” campaign, and commodity prices – especially crude oil – declined precipitously. The Federal Reserve, as was widely anticipated, raised the federal funds rate in mid-December 2015, suggesting an increased confidence that economic activity would expand at a moderate pace. Financial markets have reacted in a manner that casts some doubt about future interest rate hikes.

Executive Overview

The following Executive Overview provides a summary-level review of the results of operation for 2015 compared to 2014 and 2014 compared to 2013 as well as a comparison of the December 31, 2015 balance sheet as compared to the December 31, 2014 balance sheet. More detailed information regarding these comparisons can be found in the sections that follow.

2015 Compared to 2014

Income Statement

It should be noted that much of the increase in income and expense for the twelve months ended December 31, 2015, as compared to the same period in 2014 were the result of the Merger, which initially increased interest-earning assets by $617.4 million, interest-bearing liabilities by $516.2 million, and added ten new branch locations.

The Corporation reported net income of $16.8 million or $0.94 diluted earnings per share for the twelve months ended December 31, 2015, as compared to $27.8 million, or $2.01 diluted earnings per share, for the same period in 2014. Return on average equity ("ROE") and return on average assets ("ROA") for the twelve months ended December 31, 2015, were 4.49% and 0.57%, respectively, as compared to 11.56% and 1.32%, respectively, for the same period in 2014. The decrease in net income for the twelve months ended December 31, 2015, as compared to the same period in 2014 was a direct result of the $17.4 million pre-tax loss on the settlement of the pension plan. In addition to the loss on the pension plan settlement, there were increases in net interest income, non-interest income and non-interest expense which were all largely related to the Merger.

The $23.4 million, or 30.3%, increase in the Corporation’s tax-equivalent net interest income for the twelve months ended December 31, 2015, as compared to the same period in 2014, was attributed to the $424.2 million of portfolio loans acquired in the Merger, in addition to the $192.5 million of organic loan growth experienced during 2015. Average loans increased by $551.4 million for the twelve months ended December 31, 2015, as compared to the same period in 2014. Partially offsetting this increase in average loans, average interest-bearing deposits increased by $453.0 million, related to the $387.8 million of interest-bearing deposits assumed in the Merger. In addition, combined average short-term and long-term borrowings increased by $47.7 million and average subordinated notes, which were originated in August 2015, increased $12.0 million for the twelve months ended December 31, 2015 as compared to the same period in 2014. The tax-equivalent yield on interest-earning assets decreased 17 basis points, while the tax equivalent rate paid on interest-bearing liabilities remained unchanged for the twelve months ended December 31, 2015 as compared to the same period in 2014.

For the twelve months ended December 31, 2015, the Provision of $4.4 million was an increase of $3.5 million from the $884 thousand for the same period in 2014. Net loan and lease charge offs for the twelve months ended December 31, 2015 totaled $3.1 million, an increase of $1.3 million from the same period in 2014.

Non-interest income for the twelve months ended December 31, 2015 was $56.0 million, a $7.6 million increase from the same period in 2014. Increases of $2.6 million in wealth management revenue, $1.3 million in gain on sale of loans, $1.8 million in other operating income and $767 thousand in dividends on Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stocks contributed to the increase.

Non-interest expense for the twelve months ended December 31, 2015, was $125.8 million, an increase of $44.3 million, as compared to the same period in 2014. Largely contributing to the increase was the $17.4 million loss on settlement of the pension plan, a $4.3 million increase in due diligence, merger-related and merger integration costs as well as increases in nearly all other expense lines as a result of the increased staffing and facilities added in the Merger.

Balance Sheet

Asset quality as of December 31, 2015 remained stable with nonperforming loans and leases comprising 0.45% of portfolio loans as compared to 0.61% of portfolio loans as of December 31, 2014. The Allowance of $15.9 million was 0.70% of portfolio loans and leases, as of December 31, 2015, as compared to $14.6 million, or 0.88% of portfolio loans and leases, at December 31, 2014. The decrease in the Allowance, as a percentage of portfolio loans, as of December 31, 2015, as compared to December 31, 2014, is primarily related to the increase in portfolio loans from the Merger. In accordance with GAAP, acquired loans are recorded at fair value with no carryover of Allowance. The recorded fair value of the acquired loans assumes an estimate of expected lifetime losses and therefore relieves the immediate need for an Allowance on the loans as of the date of the Merger.

Total portfolio loans and leases of $2.27 billion as of December 31, 2015 increased $616.7 million, as compared to $1.65 billion as of December 31, 2014. In addition to the $424.2 million of loans acquired in the Merger, portfolio loans increased an additional $192.5 million during the twelve months ended December 31, 2015.

The Corporation’s available for sale investment portfolio at December 31, 2015 had a fair market value of $349.0 million, as compared to $229.6 million at December 31, 2014. Available for sale investments acquired in the Merger totaled $181.8 million, of which $60.0 million were sold during the first quarter of 2015.

Deposits of $2.25 billion, as of December 31, 2015, increased $564.7 million from December 31, 2014. Deposits assumed in the Merger totaled $481.7 million, of which $93.9 million were non-interest-bearing. As of December 31, 2015, non-interest-bearing deposits comprised 27.8% of total deposits, up from 26.5% as of December 31, 2014.

Wealth Assets

Wealth assets under management, administration, supervision and brokerage increased to $8.36 billion as of December 31, 2015, an increase of $664.9 million from $7.70 billion as of December 31, 2014.

2014 Compared to 2013

Income Statement

The Corporation reported net income of $27.8 million or $2.01 diluted earnings per share for the twelve months ended December 31, 2014, as compared to $24.4 million, or $1.80 diluted earnings per share, for the same period in 2013. Return on average equity ("ROE") and return on average assets ("ROA") for the twelve months ended December 31, 2014, were 11.56% and 1.32%, respectively, as compared to 11.53% and 1.23%, respectively, for the same period in 2013. The increase in net income for the twelve months ended December 31, 2014, as compared to the same period in 2013, was related to a $3.8 million increase in net interest income and a $2.7 million decrease in Provision. Partially offsetting these improvements were increases of $678 thousand in non-interest expense and $2.4 million in income tax expense for the twelve months ended December 31, 2014, as compared to the same period in 2013.

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

Net Interest Income

Rate/Volume Analyses (Tax-equivalent Basis)*

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the years 2015 as compared to 2014, and 2014 as compared to 2013, allocated by rate and volume. The change in interest income / expense due to both volume and rate has been allocated to changes in volume.

	Year Ended December 31,
(dollars in thousands)	2015 Compared to 2014			2014 Compared to 2013
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$183	$33	$216	$36	$(1)	$35
Investment securities - taxable	1,324	107	1,431	(347)	198	(149)
Investment securities –nontaxable	76	71	147	(24)	30	6
Loans and leases	27,151	(3,225)	23,926	5,527	(926)	4,601
Total interest income	28,734	(3,014)	25,720	5,192	(699)	4,493
Interest expense:
Savings, NOW and market rate accounts	427	216	643	1	(83)	(82)
Wholesale deposits	198	(53)	145	160	228	388
Retail time deposits	604	(78)	526	(167)	—	(167)
Borrowed funds – short-term	24	7	31	—	(10)	(10)
Borrowed funds – long-term	391	—	391	653	(131)	522
Subordinated notes	601	—	601	—	—	—
Total interest expense	2,245	92	2,337	647	4	651
Interest differential	$26,489	$(3,106)	$23,383	$4,545	$(703)	$3,842

* The tax rate used in the calculation of the tax-equivalent income is 35%.

Analysis of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with tax-equivalent interest income and expense and key rates and yields:

	For the Year Ended December 31,
	2015			2014			2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$161,032	$409	0.25%	$83,163	$193	0.23%	$67,124	$158	0.24%
Investment securities - available for sale:
Taxable	315,741	5,124	1.62%	233,054	3,740	1.60%	282,978	3,849	1.36%
Tax –Exempt	39,200	741	1.89%	34,689	594	1.71%	37,890	588	1.55%
Total investment securities – available for sale	354,941	5,865	1.65%	267,743	4,334	1.62%	320,868	4,437	1.38%
Investment securities – trading	3,881	80	2.06%	3,591	33	0.92%	2,106	73	3.47%
Loans and leases(1)(2)(3)	2,160,628	102,707	4.75%	1,609,220	78,781	4.90%	1,455,284	74,180	5.10%
Total interest-earning assets	2,680,482	109,061	4.07%	1,963,717	83,341	4.24%	1,845,382	78,848	4.27%
Cash and due from banks	17,615			12,730			12,946
Allowance for loan and lease losses	(15,099)			(15,836)			(14,800)
Other assets	259,515			154,871			150,972
Total assets	$2,942,513			$2,115,482			$1,994,500
Liabilities:
Savings, NOW, and market rate accounts	$1,249,567	2,318	0.19%	$958,129	1,675	0.17%	$955,977	1,757	0.18%
Wholesale deposits	130,773	772	0.59%	99,059	627	0.63%	55,774	238	0.43%
Time deposits	255,961	1,122	0.44%	126,097	596	0.47%	162,397	763	0.47%
Total interest-bearing deposits	1,636,301	4,212	0.26%	1,183,285	2,898	0.24%	1,174,148	2,758	0.23%
Short-term borrowings	36,010	48	0.13%	15,960	17	0.11%	16,457	25	0.15%
FHLB advances and other borrowings	254,828	3,554	1.39%	227,137	3,163	1.39%	167,089	2,644	1.58%
Subordinated notes	12,013	601	5.00%	—	—		—	—
Total interest-bearing liabilities	1,939,152	8,415	0.43%	1,426,382	6,078	0.43%	1,357,694	5,427	0.40%
Non-interest-bearing deposits	594,122			426,274			400,254
Other liabilities	36,151			22,048			24,502
Total non-interest-bearing liabilities	630,273			448,322			424,756
Total liabilities	2,569,425			1,874,704			1,782,450
Shareholders’ equity	373,088			240,778			212,050
Total liabilities and shareholders’ equity	$2,942,513			$2,115,482			$1,994,500
Net interest spread			3.64%			3.81%			3.87%
Effect of non-interest-bearing sources			0.11%			0.12%			0.11%
Net interest income/margin on earning assets		$100,646	3.75%		$77,263	3.93%		$73,421	3.98%
Tax-equivalent adjustment (tax rate 35%)		$519	0.02%		$435	0.02%		$431	0.02%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)	Includes portfolio loans and leases and loans held for sale.
(3)	Interest on loans and leases includes deferred fees of $424, $248 and $109 for the years ended December 31, 2015, 2014 and 2013, respectively.

Tax-Equivalent Net Interest Income and Margin - 2015 Compared to 2014

The tax-equivalent net interest margin decreased 18 basis points to 3.75% for the twelve months ended December 31, 2015, as compared to 3.93%, for the same period in 2014. Largely contributing to the decline was the 15 basis point decrease in yield on loans and leases for 2015 as compared to 2014. Although the loans acquired in the Merger contributed to the margin through the accretion of their loan marks, the lower-interest-rate environment in 2015 resulted in new loan volume being originated at lower yields than the yields in the portfolio as of December 31, 2014. The decrease in tax-equivalent yield on loans was partially offset by a 3 basis point increase in yield on available for sale investment securities. On the liability side, the 4.75% fixed-to-floating rate subordinated notes issued in August 2015 affected the tax-equivalent yield for 2015. The average balance of subordinated notes for the twelve months ended December 31, 2015 totaled $12.0 million at a rate of 5.00%. Also driving the tax equivalent yield down, to a lesser extent, the rate paid on interest-bearing deposits increased by 2 basis points, while rates paid on borrowings remained unchanged from 2014 to 2015.

Tax-equivalent net interest income for the twelve months ended December 31, 2015 of $100.6 million, was $23.4 million, or 30.3%, higher than the tax-equivalent net interest income of $77.3 million for the same period in 2014. The primary driver for the increase in tax-equivalent net interest income was the volume of interest-earning assets and interest-bearing liabilities added in Merger. The Merger added $424.2 million of portfolio loans, while organic loan growth contributed another $192.5 million of portfolio loans. The average balance of loans increased by $551.4 million for the twelve months ended December 31, 2015, as compared to the same period in 2014. Interest-bearing deposits assumed in the Merger totaled $387.8 million. Average interest-bearing deposits for the twelve months ended December 31, 2015 increased by $453.0 million as compared to the same period in 2014. In addition to the assets and liabilities acquired in the Merger, the Corporation issued $30.0 million of 4.75% fixed-to-floating rate subordinated notes in August 2015. Of the $23.4 million increase in tax-equivalent net interest income between 2014 and 2015, volume increases of both interest-earning assets and interest-bearing liabilities accounted for a $26.5 million increase while decreases in yields on interest-earning assets and increases on rates paid on interest-bearing liabilities accounted for a $2.3 million decrease in tax-equivalent net interest income.

Tax-Equivalent Net Interest Income and Margin - 2014 Compared to 2013

The tax-equivalent net interest margin decreased 5 basis points to 3.93% for the twelve months ended December 31, 2014, as compared to 3.98%, for the same period in 2013.

Tax-equivalent net interest income for the twelve months ended December 31, 2014 of $77.3 million, was $3.8 million, or 5.2%, higher than the tax-equivalent net interest income of $73.4 million for the same period in 2013. Largely responsible for the increase was the $153.9 million increase in average loans and leases between the periods, with commercial real estate, commercial and industrial, construction and residential mortgages primarily contributing to the growth. Partially offsetting the increase in average loans and leases was a $68.7 million increase in interest-bearing liabilities comprised primarily of a $60.0 million increase in long-term FHLB advances and other borrowings. The increased funds from the borrowings along with the cash inflows from the investment portfolio helped to fund the strong loan demand. The tax-equivalent yield earned on portfolio loans for the twelve months ended December 31, 2014 decreased by 20 basis points, while the tax-equivalent rate paid on interest-bearing deposits increased by 1 basis point, as compared to the same period in 2013. The accretion of the fair value marks related to loans acquired in the First Keystone Financial, Inc. (“FKB”) and FBD transactions increased the tax-equivalent net interest margin by 14 basis points for the twelve months ended December 31, 2014, as compared to 17 basis points for the same period in 2013. The effect of the decline in tax-equivalent yield earned on loans and leases was compensated for by the increase in the volume of loans and leases between the periods.

Tax-Equivalent Net Interest Margin – Quarterly Comparison

The tax-equivalent net interest margin and related components for the past five quarters are shown in the table below:

Quarter	Year	Earning-Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest- Bearing Sources	Tax-Equivalent Net Interest Margin
4th	2015	4.07%	0.43%	3.64%	0.11%	3.75%
3rd	2015	3.97%	0.45%	3.52%	0.13%	3.65%
2nd	2015	4.10%	0.40%	3.70%	0.11%	3.81%
1st	2015	4.09%	0.40%	3.69%	0.10%	3.79%
4th	2014	4.14%	0.43%	3.71%	0.13%	3.84%

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities. This is accomplished through the management of the investment portfolio, the pricings of loans and deposit offerings and through wholesale funding. Wholesale funding is available from multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, federal funds from correspondent banks, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, Charity Deposits Corporation (“CDC”) (formerly known as Institutional Deposit Corporation (“IDC”)), Insured Cash Sweep (“ICS”) and Pennsylvania Local Government Investment Trust (“PLGIT”).

The Corporation uses several tools to manage its interest rate risk including gap analysis, market value of portfolio equity analysis, interest rate simulations under various scenarios and tax-equivalent net interest margin reports. The results of these reports are compared to limits established by the Corporation’s ALCO policies and appropriate adjustments are made if the results are outside the established limits.

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2015		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2014
	Amount	Percentage	Amount	Percentage
+300 basis points	$3,128	3.09%	$5,144	6.65%
+200 basis points	$1,637	1.62%	$2,812	3.64%
+100 basis points	$210	0.21%	$755	0.98%
-100 basis points	$(2,490)	(2.46)%	$(1,983)	(2.56)%

The above interest rate simulation suggests that the Corporation’s balance sheet is slightly asset sensitive as of December 31, 2015 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a small, but positive impact on net interest income over the next 12 months. It should be noted, however, that the balance sheet is less asset sensitive, in a rising-rate environment, as of December 31, 2015 than it was as of December 31, 2014. This decrease in sensitivity is related to the decline in cash balances, and was partially offset by the addition of the fixed-to-floating rate subordinated notes in August 2015.

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

Non-maturity deposits (demand deposits in particular) are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods in order to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the Bank’s regulatory agencies have suggested distribution limits for non-maturity deposits. However, the Corporation has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. The following table presents the Corporation’s gap analysis as of December 31, 2015:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total

Assets:
Interest-bearing deposits with banks	$119.6	$5.0	$—	$—	$—	$124.6
Investment securities(1)	33.2	52.1	184.8	82.9	—	353.0
Loans and leases(2)	729.5	247.5	964.0	337.0	—	2,278.0
Allowance	—	—	—	—	(15.9)	(15.9)
Cash and due from banks	—	—	—	—	18.5	18.5
Other assets	—	—	—	—	272.8	272.8
Total assets	$882.3	$304.6	$1,148.8	$419.9	$275.4	$3,031.0
Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$39.0	$116.8	$166.1	$304.8	$—	$626.7
Savings, NOW and market rate	91.4	274.2	625.0	285.2	—	1,275.8
Time deposits	72.3	110.5	45.9	0.6	—	229.3
Wholesale non-maturity deposits	67.7	—	—	—	—	67.7
Wholesale time deposits	6.7	5.4	41.1	—	—	53.2
Short-term borrowings	94.2	—	—	—	—	94.2
FHLB advances and other borrowings	75.0	45.0	134.9	—	—	254.9
Subordinated notes	—	—	29.5	—	—	29.5
Other liabilities	—	—	—	—	34.0	34.0
Shareholders’ equity	13.1	39.2	208.7	104.7	—	365.7
Total liabilities and shareholders’ equity	$459.4	$591.1	$1,251.2	$695.3	$34.0	$3,031.0
Interest-earning assets	$882.3	$304.6	$1,148.8	$419.9	$—	$2,755.6
Interest-bearing liabilities	407.3	435.1	876.4	285.8	—	2,004.6
Difference between interest-earning assets and interest-bearing liabilities	$475.0	$(130.5)	$272.4	$134.1	$—	$751.0
Cumulative difference between interest earning assets and interest bearing liabilities	$475.0	$344.5	$616.9	$751.0	$—	$751.0
Cumulative earning assets as a % of cumulative interest bearing liabilities	217%	141%	136%	137%

(1)	Investment securities include available for sale and trading.
(2)	Loans include portfolio loans and leases and loans held for sale.

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

While the Corporation considers the Allowance to be adequate, based on information currently available, future additions to the Allowance may be necessary due to changes in economic conditions or the Corporation’s assumptions as to future delinquencies, recoveries and losses and the Corporation’s intent with regard to the disposition of loans. In addition, the Pennsylvania Department of Banking and the Federal Reserve Bank of Philadelphia, as an integral part of their examination processes, periodically review the Corporation’s Allowance.

The Corporation’s Allowance is comprised of four components that are calculated based on various independent methodologies. All components of the Allowance are based on Management’s estimates. These estimates are summarized earlier in this document under the heading “Critical Accounting Policies, Judgments and Estimates.”

The four components of the Allowance are as follows:

●

Specific Loan Evaluation Component – Loans and leases for which management has reason to believe it is probable that it will not be able to collect all contractually due amounts of principal and interest are evaluated for impairment on an individual basis and a specific allocation of the Allowance is assigned, if necessary.

●

Historical Charge-Off Component – Homogeneous pools of loans are evaluated to determine average historic charge-off rates. Management applies a rolling, twenty quarter charge-off history as a look-back period to determine these average charge-off rates. Management evaluates the length of this look-back period in order to determine its appropriateness. In addition, management develops an estimate of a loss emergence period for each segment of the loan portfolio. The loss emergence period estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan.

●

Qualitative Factors Component – Various qualitative factors are considered as they relate to the different homogeneous loan pools in order to adjust the historic charge-off rates so that they reflect current economic conditions that may not be accurately reflected in the historic charge-off rates. These factors include delinquency trends, economic conditions, loan terms, credit grades, concentrations of credit, regulatory environment and other relevant factors. The resulting adjustments are combined with the historic charge-off rates and result in an allocation rate for each homogeneous loan pool.

●

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

●	Pass – Loans considered satisfactory with no indications of deterioration.

●

Special mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

●

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

●

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

Portfolio Segmentation – The Corporation’s loan and lease portfolio is divided into specific segments of loans and leases having similar characteristics. These segments are as follows:

●	Commercial mortgage
●	Home equity lines and loans
●	Residential mortgage
●	Construction
●	Commercial and industrial
●	Consumer
●	Leases

Refer to Note 5 in the Notes to Consolidated Financial Statements and page 42 of this MD&A under the heading Portfolio Loans and Leases for details of the Corporation’s loan and lease portfolio, broken down by portfolio segment.

Impairment Measurement – In accordance with guidance provided by ASC 310-10, "Receivables", the Corporation employs one of three methods to determine and measure impairment:

●	the Present Value of Future Cash Flow Method;
●	the Fair Value of Collateral Method;
●	the Observable Market Price of a Loan Method.

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

Troubled Debt Restructurings (“TDRs”) - The Corporation follows guidance provided by ASC 310-40, “Troubled Debt Restructurings by Creditors.” A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Corporation will make the necessary disclosures related to the TDR. In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered to be a TDR. Once a loan or lease has been modified and is considered a TDR, it is reported as an impaired loan or lease. If the loan or lease deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired. Loans and leases that have performed for at least six months are reported as TDRs in compliance with modified terms.

Refer to Note 5-G in the Notes to Consolidated Financial Statements for more information regarding the Corporation's TDRs.

Charge-off Policy - The Corporation’s charge-off policy is that, on a periodic basis, not less often than quarterly, delinquent and non-performing loans that exceed the following limits are considered for full or partial charge-off:

●	Open-ended consumer loans exceeding 180 days past due.
●	Closed-ended consumer loans exceeding 120 days past due.
●	All commercial/business purpose loans exceeding 180 days past due.
●	All leases exceeding 120 days past due.

Any other loan or lease, for which the Corporation has reason to believe collectability is unlikely, and for which sufficient collateral does not exist, is also charged off.

Refer to Note 5-F in the Notes to Consolidated Financial Statements for more information regarding the Corporation's charge-offs and factors which influenced Management’s judgment with respect thereto.

Loans Acquired in Mergers and Acquisitions

In accordance with GAAP, the loans acquired from FKB, FBD and CBH were recorded at their fair value with no carryover of the previously associated allowance for loan loss.

Certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Corporation does not expect to collect all contractual payments. Accounting for these purchased credit-impaired (“PCI”) loans is done in accordance with ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The loans were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield. On a regular basis, at least quarterly, an assessment is made on PCI loans to determine if there has been any improvement or deterioration of the expected cash flows. If there has been improvement, an adjustment is made to increase the recognition of interest on the PCI loan, as the estimate of expected loss on the loan is reduced. Conversely, if there is deterioration in the expected cash flows of a PCI loan, a Provision is recorded in connection with the loan. Management evaluates PCI loans individually for further impairment as well as for improvements to expected cash flows.

Loans acquired in mergers and acquisitions which do not exhibit deteriorated credit quality at the time of acquisition are accounted for under ASC 310-20 and receive a loan mark based on credit and interest-rate. The resulting discount or premium is accreted or amortized, respectively, to interest income over their remaining maturity. These non-impaired acquired loans, along with the balance of the Corporation's loan and lease portfolio are evaluated on either an individual basis or on a collective basis for impairment. Refer to Notes 5-F and 5-H in the Notes to Consolidated Financial Statements for a more information regarding the Corporation's impaired loans and leases.

Asset Quality and Analysis of Credit Risk

As of December 31, 2015, total non-performing loans and leases were $10.2 million, representing 0.45% of portfolio loans and leases, as compared to $10.1 million, or 0.61% of portfolio loans and leases, as of December 31, 2014. The $148 thousand increase in non-performing loans and leases was comprised of increases of $1.7 million, $966 thousand and $161 thousand in commercial and industrial loans, home equity lines and loans, and commercial mortgages, respectively. These increases were largely offset by decreases of $2.5 million and $229 thousand in residential mortgages and construction loans, respectively.

The Provision for each of the twelve month periods ended December 31, 2015, 2014 and 2013 was $4.4 million, $884 thousand and $3.6 million, respectively. The $3.5 million increase in Provision from 2014 to 2015 was partially related the level of charge-off activity recorded during 2015 and to the growth in the loan portfolio during the year. Allowance was provided to segments of the loan portfolio based on the balance of each segment, in addition to the quantitative and qualitative factors associated with each segment. The increase in Provision due to the increases in the portfolio segment balances was partially offset by reductions in the quantitative factors and qualitative factors associated with each segment. Historic charge-off rates during the look-back period, which form the basis for the quantitative factors, improved, as did many of the qualitative factors which reflect the credit quality of the portfolio. This, coupled with improvements in external factors reflective of an improving economy, helped to offset the Allowance increase associated with loan volume increases. As of December 31, 2015, the Allowance of $15.9 million represents 0.70% of portfolio loans and leases, as compared to the Allowance as of December 31, 2014 of $14.6 million, which represented 0.88% of portfolio loans and leases as of that date. The decrease in the Allowance, as a percentage of portfolio loans and leases, from December 31, 2015 to December 31, 2014, is largely related to the increase in the loan portfolio in connection with the Merger, as the loans acquired from CBH were recorded at fair value with no associated Allowance. In addition, however, the credit quality of the originated loan portfolio remains stable, and as such, the quantitative and qualitative factors that determine the Allowance requirements reflect this stability.

As of December 31, 2015, the Corporation had other real estate owned (“OREO”) valued at $2.6 million, as compared to $1.1 million as of December 31, 2014. The increase was related to the additions to OREO, during the 2015, of six single-family residential properties totaling $2.3 million as well as six OREO properties acquired in the Merger which totaled $390 thousand, offset by the sale of nine single-family residential properties totaling $1.1 million. The properties comprising the balance as of December 31, 2015 include six single-family residential properties. All properties are recorded at their estimated fair values less costs to sell.

As of December 31, 2015, the Corporation had $6.8 million of TDRs, of which $4.9 million were in compliance with the modified terms for six months or greater, and hence, excluded from non-performing loans and leases. As of December 31, 2014, the Corporation had $8.5 million of TDRs, of which $4.2 million were in compliance with the modified terms.

Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest payments in accordance with the original terms of the loans and leases. Included in impaired loans and leases are non-accrual loans and leases and TDRs in compliance with modified terms. Purchased credit-impaired loans are not included in impaired loan and lease totals. As of December 31, 2015, the Corporation had $14.5 million of impaired loans and leases, as compared to impaired loans and leases of $13.7 million as of December 31, 2014. Refer to Note 5-H in the Notes to Consolidated Financial Statements for more information regarding the Corporation's impaired loans and leases.

The Corporation continues to be diligent in its credit underwriting process and very proactive with its loan review process, including engaging the services of an independent outside loan review firm, which helps identify developing credit issues. These proactive steps include the procurement of additional collateral (preferably outside the current loan structure) whenever possible and frequent contact with the borrower. Management believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall losses.

Non-Performing Assets, TDRs and Related Ratios as of or for the Twelve Months Ended December 31,

(dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans and leases	$10,244	$10,096	$10,530	$14,040	$14,315
Loans 90 days or more past due and still accruing	—	—	—	728	—
Total non-performing loans and leases	10,244	10,096	10,530	14,768	14,315
Other real estate owned	2,638	1,147	855	906	549
Total non-performing assets	$12,882	$11,243	$11,385	$15,674	$14,864

Troubled debt restructurings included in non-performing assets	$1,935 *	$4,315	$1,699	$3,106	$4,300
TDRs in compliance with modified terms	4,880	4,157	7,277	8,008	7,166
Total TDRs	$6,815	$8,472	$8,976	$11,114	$11,466

Allowance for loan and lease losses to non-performing loans and leases	154.8%	144.5%	147.3%	97.7%	89.1%
Non-performing loans and leases to total loans and leases	0.45%	0.61%	0.68%	1.06%	1.11%
Allowance for loan losses to total portfolio loans and leases	0.70%	0.88%	1.00%	1.03%	0.98%
Non-performing assets to total assets	0.43%	0.50%	0.55%	0.77%	0.84%
Period end portfolio loans and leases	$2,268,988	$1,652,257	$1,547,185	$1,398,456	$1,295,392
Average portfolio loans and leases	$2,153,542	$1,608,248	$1,453,555	$1,307,140	$1,250,071
Allowance for loan and lease losses	$15,857	$14,586	$15,515	$14,425	$12,753
Interest income that would have been recorded on impaired loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination	$1,100	$533	$1,074	$1,417	$1,445
Interest income on impaired loans included in net income for the period	$513	$341	$365	$507	$550

*the decrease in TDRs included in non-performing loans and leases from 2014 to 2015 was largely related to the default of $2.2 million previously modified loans

As of December 31, 2015, the Corporation is not aware of any loan or lease, other than those disclosed in the table above, for which it has any serious doubt as to the borrower’s ability to pay in accordance with the terms of the loan.

Summary of Changes in the Allowance for Loan and Lease Losses

(dollars in thousands)	2015	2014	2013	2012	2011
Balance, January 1	$14,586	$15,515	$14,425	$12,753	$10,275
Charge-offs:
Consumer	(177)	(144)	(194)	(96)	(92)
Commercial and industrial	(1,220)	(415)	(781)	(458)	(633)
Real estate	(1,615)	(1,231)	(891)	(818)	(1,732)
Construction	—	—	(737)	(1,131)	(1,174)
Leases	(442)	(410)	(376)	(364)	(1,017)
Total charge-offs	(3,454)	(2,200)	(2,979)	(2,867)	(4,648)
Recoveries:
Consumer	29	17	10	7	11
Commercial and industrial	35	98	65	143	307
Real estate	160	47	105	79	190
Construction	4	60	24	15	—
Leases	101	165	290	292	530
Total Recoveries	329	387	494	536	1,038
Net charge-offs	(3,125)	(1,813)	(2,485)	(2,331)	(3,610)
Provision for loan and lease losses	4,396	884	3,575	4,003	6,088
Balance, December 31	$15,857	$14,586	$15,515	$14,425	$12,753
Ratio of net charge-offs to average portfolio loans outstanding	0.15%	0.11%	0.17%	0.18%	0.29%

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

	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans
Allowance at end of period applicable to:
Commercial mortgage	$5,199	42.5%	$3,948	41.8%	$3,797	40.4%	$3,907	39.1%	$3,165	32.4%
Home equity lines and loans	1,307	9.2	1,917	11.0	2,204	12.3	1,857	13.9	1,707	16.0
Residential mortgage	1,740	17.9	1,736	19.0	2,446	19.4	2,024	20.6	1,592	23.7
Construction	1,324	4.0	1,367	4.0	845	3.0	1,019	1.9	1,384	4.1
Commercial and industrial	5,609	23.1	4,533	20.3	5,011	21.2	4,637	20.9	3,816	20.6
Consumer	142	1.0	238	1.1	259	1.1	189	1.3	119	0.9
Leases	518	2.3	468	2.8	604	2.6	493	2.3	532	2.3
Unallocated	18	—	379	—	349	—	299	—	438	—
Total	$15,857	100.0%	$14,586	100.0%	$15,515	100.0%	$14,425	100.0%	$12,753	100.0%

Non-Interest Income

2015 Compared to 2014

Non-interest income for the twelve months ended December 31, 2015 was $56.0 million, an increase of $7.6 million as compared to the same period in 2014. The increase related to $2.6 million in insurance commissions, $1.8 million in other operating income, $1.3 million in net gain on sale of loans, $767 thousand in dividends on bank stocks and $450 thousand in gain on sale of available for sale investment securities.

The $2.6 million increase in insurance commissions is related to the acquisitions of PCPB in October 2014 and RJM in April 2015. The two acquisitions have contributed a valuable source of noninterest income. The $1.8 million increase in other operating income (detailed in Note 21 of the Notes to Financial Statements) included a $468 thousand increase in bank owned life insurance (“BOLI”) income related to the $12.1 million of BOLI acquired in the Merger and the $5.0 million of BOLI purchased in July 2015. Other components of other operating income related to loan, deposit and merchant fees increased as a result of the increased customer volume from the Merger. The increase in gain on sale of loans resulted from the success of the mortgage banking initiative which began toward the end of 2014. The increase in dividends on bank stocks (FHLB and FRB) was primarily related to a special dividend received from the FHLB in the first quarter of 2015.

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

Non-Interest Expense

2015 Compared to 2014

Non-interest expense for the twelve months ended December 31, 2015 was $125.8 million, an increase of $44.3 million, as compared to the same period in 2014. The most significant item contributing to the increase in non-interest expense was the $17.4 million loss on settlement of the pension plan which had been frozen in March 2008. The decision to settle the pension plan was made in order to eliminate the earnings volatility associated with a defined benefit program. In addition, due diligence, merger-related and merger integration expenses increased $4.3 million for the twelve months ended December 31, 2015 as compared to the same period in 2014. The majority of the costs were related to the Merger, which closed on January 1, 2015 and integration of CBH into the Corporation which was completed during the fourth quarter of 2015. Also, related to the Merger, a $929 thousand lease termination penalty in connection with the former CBH headquarters along with the impairment of a favorable lease asset related to the same property were incurred. Many of the other increases in non-interest expense categories were related to the staff and facilities acquired in the Merger. These categories include salaries and wages, employee benefits and occupancy and bank premises.

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

Secondary Market Sold-Loan Repurchase Demands

In the course of originating residential mortgage loans and selling those loans in the secondary market, the Corporation makes various representations and warranties to the purchasers of the mortgage loans. Each residential mortgage loan originated by the Corporation is evaluated by an automated underwriting application, which verifies the underwriting criteria and certifies the loan’s eligibility for sale to the secondary market. Any exceptions discovered during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Corporation to comply with the underwriting and appraisal standards could result in the Corporation’s being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Corporation within the specified period following discovery. As of December 31, 2015, there were no pending or unsettled loan repurchase demands. No repurchase demands were received during the twelve months ended December 31, 2015.

Income Taxes

Income taxes for the twelve months ended December 31, 2015 were $9.2 million as compared to $15.0 million and $12.6 million for the same periods in 2014 and 2013, respectively. The effective tax rates for the twelve month periods ended December 31, 2015, 2014 and 2013 were 35.4%, 35.0% and 34.0%, respectively. The increase in effective tax rate for 2015 as compared to 2014 was related to increases in state income taxes, partially offset by increases in tax-free income from BOLI, tax-free loans and municipal investments. The increase in effective tax rate for 2014 as compared to 2013 was related to the non-tax-deductibility of certain due diligence and merger-related expenses incurred during 2014. For more information related to income taxes, refer to Note 18 in the Notes to Consolidated Financial Statements.

Balance Sheet Analysis

Asset Changes

Total assets as of December 31, 2015 increased to $3.03 billion from $2.25 billion as of December 31, 2014. The $784.5 million increase was largely attributable to the $743.2 million assets acquired in the Merger. The following pro forma balance sheet details the changes in balance sheet items, excluding the effect of the Merger from December 31, 2014 to December 31, 2015:

	Bryn Mawr Bank Corporation December 31, 2014	Continental Bank Holdings, Inc. January 1, 2015	Bryn Mawr Bank Corporation January 1, 2015	Bryn Mawr Bank Corporation December 31, 2015	Change from January 1, 2015 Pro Forma to December 31, 2015	Change from January 1, 2015 Pro Forma to December 31, 2015
(dollars in thousands)	(Actual)	(Acquired)	(Pro forma)	(Actual)	($)	(%)
Assets
Cash and due from banks	$16,717	$5,818	$22,535	$18,452	$(4,083)	(18.1)%
Interest-bearing deposits with banks	202,552	10,791	213,343	124,615	(88,728)	(41.6)%
Cash and cash equivalents	219,269	16,609	235,878	143,067	(92,811)	(39.3)%
Investment securities available for sale	229,577	181,838	411,415	348,966	(62,449)	(15.2)%
Investment securities, trading	3,896	—	3,896	3,950	54	1.4%
Loans held for sale	3,882	507	4,389	8,987	4,598	104.8%
Portfolio loans and leases	1,652,257	424,230	2,076,487	2,268,988	192,501	9.3%
Less: Allowance for loan and lease losses	(14,586)	—	(14,586)	(15,857)	(1,271)	8.7%
Net portfolio loans and leases	1,637,671	424,230	2,061,901	2,253,131	191,230	9.3%
Premises and equipment, net	33,748	9,037	42,785	45,339	2,554	6.0%
Accrued interest receivable	5,560	2,094	7,654	7,869	215	2.8%
Deferred income taxes	7,209	7,684	14,893	11,137	(3,756)	(25.2)%
Mortgage servicing rights	4,765	—	4,765	5,142	377	7.9%
Bank-owned life insurance	20,535	12,054	32,589	38,371	5,782	17.7%
FHLB stock	11,523	4,981	16,504	12,942	(3,562)	(21.6)%
Goodwill	35,781	68,352	104,133	104,765	632	0.6%
Intangible assets	22,521	4,915	27,436	23,903	(3,533)	(12.9)%
Other investments	5,226	50	5,276	9,460	4,184	79.3%
Other assets	5,343	10,849	16,192	13,968	(2,224)	(13.7)%
Total assets	$2,246,506	$743,200	$2,989,706	$3,030,997	$41,291	1.4%
Liabilities
Deposits:
Non-interest-bearing	$446,903	$93,852	$540,755	$626,684	$85,929	15.9%
Interest-bearing	1,241,125	387,822	1,628,947	1,626,041	(2,906)	(0.2)%
Total deposits	1,688,028	481,674	2,169,702	2,252,725	83,023	3.8%
Short-term borrowings	23,824	108,609	132,433	94,167	(38,266)	(28.9)%
FHLB advances and other borrowings	260,146	19,726	279,872	254,863	(25,009)	(8.9)%
Subordinated notes	—	—	—	29,479	29,479	100.0%
Accrued interest payable	1,040	295	1,335	1,851	516	38.7%
Other liabilities	27,994	9,162	37,156	32,201	(4,955)	(13.3)%
Total liabilities	2,001,032	619,466	2,620,498	2,665,286	44,788	1.7%
Shareholders’ equity
Common stock	16,742	3,878	20,620	20,931	311	1.5%
Paid-in capital in excess of par value	100,486	119,856	220,342	228,814	8,472	3.8%
Common stock in treasury, at cost	(31,642)	—	(31,642)	(58,144)	(26,502)	83.8%
Accumulated other comprehensive loss, net of tax benefit	(11,704)	—	(11,704)	(412)	11,292	(96.5)%
Retained earnings	171,592	—	171,592	174,522	2,930	1.7%
Total shareholders’ equity	245,474	123,734	369,208	365,711	(3,497)	(0.9)%
Total liabilities and shareholders’ equity	$2,246,506	$743,200	$2,989,706	$3,030,997	$41,291	1.4%

As of both December 31, 2015 and December 31, 2014, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

The following table details the maturity and weighted average yield (3) of the available for sale investment portfolio (2) as of December 31, 2015:

(dollars in thousands)	Maturing During 2016	Maturing From 2017 Through 2020	Maturing From 2021 Through 2025	Maturing After 2025	Total
U.S. Treasury securities:
Amortized cost	$—	$101	$—	$—	$101
Weighted average yield		1.03%			1.03%
Obligations of the U.S. government and agencies:
Amortized cost	2,000	29,456	48,982	20,904	101,342
Weighted average yield	0.38%	1.23%	2.15%	2.71	1.96%
State and political subdivisions(3):
Amortized cost	6,570	31,110	4,212	—	41,892
Weighted average yield	0.94%	1.30%	1.57%		1.27%
Mortgage-related securities(1):
Amortized cost	—	9,903	47,479	129,796	187,178
Weighted average yield		1.94%	2.28%	2.27%	2.26%
Other investment securities:
Amortized cost	1,000	700	—	—	1,700
Weighted average yield	1.40%	1.38%			1.39%
Total amortized cost	$9,570	$71,270	$100,673	$150,700	$332,213
Weighted average yield	0.87%	1.36%	2.19%	2.33%	2.04%

(1)

Mortgage-related securities are included in the above table based on their contractual maturity. However, mortgage-related securities, by design, have scheduled monthly principal payments which are not reflected in this table.

(2)	Excluded from the above table is the Corporation’s investment in bond mutual funds with an amortized cost of $15.6 million, which have no stated maturity or constant stated yield.
(3)	Weighted average yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

The following table details the amortized cost of the available for sale investment portfolio as of the dates indicated:

	Amortized Cost as of December 31,
(dollars in thousands)	2015	2014	2013
Obligations of the U.S. government and agencies	$101,342	$66,881	$71,097
Obligations of the U.S. Treasury	101	102	102
Obligations of state and political subdivisions	41,892	28,955	37,140
Mortgage-backed securities	157,422	79,498	119,044
Collateralized mortgage obligations	29,756	34,618	44,463
Other investments	17,263	17,499	15,281
Total amortized cost	$347,776	$227,553	$287,127

Portfolio Loans and Leases

The table below details the loan portfolio as of the dates indicated:

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Commercial mortgage	$964,259	$689,528	$625,341	$546,358	$419,130
Home equity lines & loans	209,473	182,082	189,571	194,861	207,917
Residential mortgage	406,404	313,442	300,243	288,212	306,478
Construction	90,421	66,267	46,369	26,908	52,844
Commercial & industrial	524,515	335,645	328,459	291,620	267,204
Consumer	22,129	18,480	16,926	17,666	11,429
Leases	51,787	46,813	40,276	32,831	30,390
Total portfolio loans and leases	2,268,988	1,652,257	1,547,185	1,398,456	1,295,392
Loans held for sale	8,987	3,882	1,350	3,412	1,588
Total	$2,277,975	$1,656,139	$1,548,535	$1,401,868	$1,296,980

The following table summarizes the loan maturity distribution and interest rate sensitivity as of December 31, 2015. Excluded from the table are residential mortgage, home equity lines and loans and consumer loans:

(dollars in thousands)	Maturing During 2016	Maturing From 2017 Through 2020	Maturing After 2020	Total
Loan portfolio maturity:
Commercial and industrial	$234,213	$165,254	$125,048	$524,515
Construction	55,290	34,806	325	90,421
Commercial mortgage	37,854	369,051	557,354	964,259
Leases	3,537	48,250	—	51,787
Total	$330,894	$617,361	$682,727	$1,630,982
Interest sensitivity on the above loans:
Loans with predetermined rates	$72,597	$487,132	$226,550	$786,279
Loans with adjustable or floating rates	258,297	130,229	456,177	844,703
Total	$330,894	$617,361	$682,727	$1,630,982

The list below identifies certain key characteristics of the Corporation’s loan and lease portfolio. Refer to the loan and lease portfolio tables in Note 5 in the Notes to Consolidated Financial Statements and page 42 of this MD&A under the heading Portfolio Loans and Leases for further details.

●

Portfolio Loans and Leases – The Corporation’s $2.27 billion loan and lease portfolio is predominantly based in the Corporation’s traditional market areas of Chester, Delaware and Montgomery counties in Pennsylvania, New Castle county in Delaware, and in the greater Philadelphia area, none of which has experienced the real estate price appreciation and subsequent decline that many other areas of the country have experienced over the last ten years. The loans acquired in the Merger increased the volume of loans in Montgomery County, Pennsylvania, as CBH’s footprint was primarily in that region.

●

Concentrations – The Corporation has a significant portion of its portfolio loans (excluding leases) in real estate-related loans. As of December 31, 2015, loans secured by real estate were $1.67 billion or 73.6% of the total loan portfolio of $2.27 billion. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is within Pennsylvania. The Corporation is aware of this concentration and mitigates this risk to the extent possible in many ways, including the underwriting and assessment of the borrower’s capacity to repay, equity in the underlying real estate collateral and a review of a borrower’s global cash flows. The Corporation has recourse against a substantial portion of the loans in the real estate portfolio.

In addition to loans secured by real estate, commercial and industrial loans comprise 23.1% of the total loan portfolio as of December 31, 2015.

●

Construction – The construction portfolio of $90.4 million accounts for 4.0% of the total loan and lease portfolio at December 31, 2015, an increase of $24.2 million from December 31, 2014. The construction loan segment of the portfolio, which consists of residential site development loans, commercial construction loans and loans for construction of individual homes, had no delinquency on performing loans, as of both December 31, 2015 and 2014. Nonperforming construction loans comprised 0.04% of the construction segment of the portfolio as of December 31, 2015, as compared to 0.40% as of December 31, 2014.

●

Residential Mortgages – Residential mortgage loans were $406.4 million as of December 31, 2015, an increase of $93.0 million from December 31, 2014. The portfolio increased primarily due to the loans acquired in the Merger, in addition to the strategic mortgage banking initiatives. The residential mortgage segment accounts for 17.9% of the total loan and lease portfolio as of December 31, 2015. The residential mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2015, of 0.50%, as compared to 0.16% as of December 31, 2014. Nonperforming residential mortgage loans comprised 0.79% of the residential mortgage segment of the portfolio as of December 31, 2015, as compared to 1.82% as of December 31, 2014. The Corporation believes it is well protected with its collateral position on this portfolio.

●

Commercial Mortgages – Commercial mortgages were $964.3 million as of December 31, 2015, an increase of $274.7 million from December 31, 2014, partially as a result of the loans acquired in the Merger. The Corporation has also made a concerted effort, over several operating cycles, to attract strong commercial real estate entrepreneurs in its primary trade area. The commercial mortgage segment accounts for 42.5% of the total loan and lease portfolio as of December 31, 2015. The commercial mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2015, of 0.14%, as compared to 0.18% as of December 31, 2014. Nonperforming commercial mortgage loans comprised 0.09% of the commercial mortgage segment of the portfolio as of December 31, 2015, as compared to 0.10% as of December 31, 2014. The borrowers comprising this segment of the portfolio generally have strong, global cash flows, which have remained stable in this tough economic environment.

●

Commercial and Industrial – Commercial and industrial loans were $524.5 million as of December 31, 2015, an increase of $188.9 million from December 31, 2014. The commercial and industrial segment accounts for 23.1% of the total loan and lease portfolio as of December 31, 2015. The commercial and industrial segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2015, of 0.03%, as compared to 0.12% as of December 31, 2014. Nonperforming commercial and industrial loans comprised 0.79% of the commercial and industrial segment of the portfolio as of December 31, 2015, as compared to 0.71% as of December 31, 2014. The commercial and industrial segment of the portfolio consists of loans to privately held institutions, family businesses, non-profit institutions and private banking relationships. While certain of these loans are collateralized by real estate, others are collateralized by non-real estate business assets, including accounts receivable and inventory.

●

Home Equity Loans and Lines of Credit – Home equity loans and lines of credit were $209.5 million as of December 31, 2015, an increase of $27.4 million from December 31, 2014. The home equity loans and lines of credit segment accounts for 9.2% of the total loan and lease portfolio as of December 31, 2015. The home equity loans and lines of credit segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2015, of 0.78%, as compared to 0.01% as of December 31, 2014. Nonperforming home equity loans and lines of credit comprised 0.97% of the home equity loans and lines of credit segment of the portfolio as of December 31, 2015, as compared to 0.58% as of December 31, 2014. The Corporation originates the majority of its home equity loans and lines of credit through its branch network.

●

Consumer loans – Consumer loans were $22.1 million as of December 31, 2015, an increase of $3.6 million from December 31, 2014. The consumer loan segment accounted for 1.0% of the total loan and lease portfolio as of December 31, 2015. The consumer loan segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2015, of 0.12%, as compared to 0.12% as of December 31, 2014. There were no nonperforming consumer loans as of either December 31, 2015 or December 31, 2014.

●

Leasing – Leases totaled $51.8 million as of December 31, 2015, an increase of $5.0 million from December 31, 2014. The lease segment of the portfolio accounted for 2.3% of the total loan and lease portfolio as of December 31, 2015. The lease segment of the portfolio had a delinquency rate on performing leases, as of December 31, 2015, of 0.96%, as compared 0.07% as of December 31, 2014. Nonperforming leases comprised 0.02% of the leasing segment of the portfolio as of December 31, 2015, as compared to 0.04% as of December 31, 2014.

Goodwill and Other Intangible Assets – Goodwill as of December 31, 2015 increased by $69.0 million from December 31, 2014 as a result of the Merger and the acquisition of RJM. In addition, the Merger and the RJM acquisition added $4.9 million and $681 thousand, respectively, in other intangible assets. See Notes 2 and 3 in the Notes to Consolidated Financial Statements for additional details.

FHLB Stock - The Corporation’s investment in stock issued by the FHLB as of December 31, 2015 increased by $1.4 million, from December 31, 2014. The Corporation must purchase, or the FHLB must redeem, its stock based on the Corporation’s borrowings balance with the FHLB.

Mortgage Servicing Rights (“MSRs”) - MSRs increased $377 thousand to $5.1 million as of December 31, 2015 from $4.8 million as of December 31, 2014. This increase was the result of $1.0 million of MSRs recorded during the twelve months ended December 31, 2015, reduced by amortization of $590 thousand and impairment of $70 thousand during the period.

The following table details activity related to mortgage servicing rights for the periods indicated:

	For the Twelve Months Ended or as of December 31,
(dollars in thousands)	2015	2014	2013
Mortgage originations	$231,049	$117,257	$197,787
Mortgage loans sold:
Servicing retained	$107,351	$54,859	$127,914
Servicing released	29,630	783	1,067
Total mortgage loans sold	$136,981	$55,642	$128,981
Percentage of originated mortgage loans sold	59.3%	47.5%	65.2%
Servicing retained %	78.4%	98.6%	99.2%
Servicing released %	21.6%	1.4%	0.8%
Residential mortgage loans serviced for others	$601,939	$590,660	$607,272
Mortgage servicing rights	$5,142	$4,765	$4,750
Gain on sale of mortgage loans	$2,501	$1,772	$4,117
Loans servicing and other fees	$2,087	$1,755	$1,845
Amortization of MSRs	$590	$476	$740
Impairment of MSRs	$70	$56	$3

Liability Changes

Total liabilities as of December 31, 2015 increased $664.3 thousand, to $2.67 billion from December 31, 2014. The increase was largely related to the Merger.

Deposits - Deposits of $2.25 billion, as of December 31, 2015, increased $564.7 million from December 31, 2014. The 27.8% increase was primarily the result of the addition of $481.7 million of deposits assumed in the Merger.

The following table details deposits as of the dates indicated:

	As of December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Interest-bearing checking	$338,861	$277,228	$266,787	$270,279	$233,562
Money market	749,726	566,354	544,310	559,470	393,729
Savings	187,299	138,992	135,240	129,091	130,613
Wholesale – non-maturity	67,717	66,693	42,936	45,162	65,173
Wholesale – time deposits	53,185	73,458	34,640	12,421	23,550
Time deposits	229,253	118,400	140,794	218,586	209,333
Interest-bearing deposits	$1,626,041	$1,241,125	$1,164,707	$1,235,009	$1,055,960
Non-interest-bearing deposits	626,684	446,903	426,640	399,673	326,409
Total deposits	$2,252,725	$1,688,028	$1,591,347	$1,634,682	$1,382,369

The following table summarizes the maturities of certificates of deposit of $100,000 or greater at December 31, 2015:

(dollars in thousands)	Retail	Wholesale
Three months or less	$46,515	$6,482
Three to six months	27,216	—
Six to twelve months	15,475	5,230
Greater than twelve months	16,933	41,138
Total	$106,139	$52,850

For more information regarding deposits, including average amount of deposits and average rate paid, refer to page 31 of this MD&A.

Borrowings - Short-term borrowings as of December 31, 2015, which include repurchase agreements, a repurchase agreement with a correspondent bank, overnight FHLB advances and federal funds from correspondent banks increased $70.3 million from December 31, 2014. As of December 31, 2015, long-term FHLB advances decreased $5.3 million from December 31, 2014. See the Liquidity Section of this MD&A on page 47 for further details on the Corporation’s FHLB available borrowing capacity.

Subordinated Notes – Subordinated notes, as of December 31, 2015, totaled $29.5 million and were comprised of 10-year 4.75% fixed-to-floating notes which were originated in August 2015.

Discussion of Segments

The Corporation has two operating segments: Wealth Management and Banking. These segments are discussed below. Detailed segment information appears in Note 29 in the Notes to Consolidated Financial Statements.

Wealth Management Segment Activity

The Wealth Management segment reported a pre-tax segment profit (“PTSP”) for the twelve months ended December 31, 2015 of $15.7 million, a $289 thousand, or 1.9%, increase from the same period in 2014. Fees for wealth management services for 2015 increased by $120 thousand from the amount recorded in 2014. The relatively small increase in fees, year over year, despite the $664.9 million increase in wealth assets from December 31, 2014 to December 31, 2015, was related a shift, during 2015, in the composition of the wealth portfolio. Much of the increase in wealth assets during 2015 was comprised of accounts with flat-fee arrangements, rather than market-based fees. The insurance division, which is reported as part of the Wealth Management segment, showed a $2.5 million increase in revenue for the twelve months ended December 31, 2015 as compared to the same period in 2014. The increase in insurance revenue was the result of the PCPB and RJM acquisitions in October 2014 and April 2015, respectively.

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

The following table shows the Corporation’s wealth management assets under management, administration, supervision and brokerage as of the dates indicated:

	As of December 31,
(dollars in millions)	2015	2014	2013
Total wealth assets under management, administration, supervision and brokerage	$8,364.8	$7,699.9	$7,268.3

Banking Segment Activity

Banking segment data as presented in Note 29 in the Notes to Consolidated Financial Statements indicates a PTSP of $10.2 million in 2015, $27.4 million in 2014 and $23.9 million in 2013. See “Components of Net Income” on page 30 of this document for a discussion of the Banking Segment.

Capital and Regulatory Capital Ratios

Consolidated shareholders’ equity of the Corporation was $365.7 million, or 12.1% of total assets, as of December 31, 2015, as compared to $245.5 million, or 10.9% of total assets, as of December 31, 2014.

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

For the twelve months ended December 31, 2015, the Corporation issued 663 shares and raised $20 thousand through the Plan. No RFWs were approved during the twelve months ended December 31, 2015. No other sales of securities were executed under the Shelf Registration Statement during the twelve months ended December 31, 2015.

Accumulated other comprehensive loss (“AOCL”), as of December 31, 2015 was $412 thousand, a decrease of $11.3 million from December 31, 2014. The primary cause of this decrease in AOCL was the settlement of the pension plan, which resulted in the previously unrealized losses of $17.3 million on the pension plan becoming recognized in the income statement. The decision to settle the pension plan, which was approved by the Board of Directors, was carried out in order to eliminate the earnings volatility associated with a defined-benefit plan. Recent changes in mortality tables along with low interest rates posed a challenging outlook for the pension plan and the Corporation felt it would be prudent to take a one-time charge to settle the pension plan as opposed to exposing it to further market volatility.

As detailed in Note 26-E in the Notes to Consolidated Financial Statements, both the Corporation’s and the Bank’s Tier 1 capital ratio to risk weighted assets declined significantly from December 31, 2014 to December 31, 2015 as the previously excluded unrealized loss on the pension plan was realized in earnings. The decline in the Corporation’s Tier II capital ratio from December 31, 2014 to December 31, 2015 indicated only a slight decline as the $29.5 million of subordinated notes issued in August 2015 by the Corporation offset the effect of the pension plan settlement at the Corporation level.

The Corporation’s and Bank’s regulatory capital ratios and the minimum capital requirements to be considered “Well Capitalized” by banking regulators can be found in Note 25-E in the Notes to Consolidated Financial Statements. Both the Corporation and the Bank exceeded the required capital levels to be considered “Well Capitalized” by their respective regulators at the end of each period presented.

Liquidity

The Corporation has significant sources and availability of liquidity at December 31, 2015. The liquidity position is managed on a daily basis as part of the daily settlement function and on a monthly basis as part of the asset liability management process. The Corporation’s primary liquidity is maintained by managing its deposits along with the utilization of borrowings from the FHLB, purchased federal funds and utilization of other wholesale funding sources. Secondary sources of liquidity include the sale of investment securities and certain loans in the secondary market.

Other wholesale funding sources include certificates of deposit from brokers, generally available in blocks of $1.0 million or more. Funds obtained through these programs totaled $53.2 million as of December 31, 2015.

As of December 31, 2015, the maximum borrowing capacity with the FHLB was $1.14 billion, with an unused borrowing availability of $824.6 million. Borrowing availability at the Federal Reserve was $131.0 million, and overnight Fed Funds lines, consisting of lines from six banks, totaled $34.0 million. On a monthly basis, the Corporation’s Asset Liability Committee reviews the Corporation’s liquidity needs. This information is reported to the Risk Management Committee of the Board of Directors on a quarterly basis.

As of December 31, 2015, the Corporation held $12.9 million of FHLB stock as required by the borrowing agreement between the FHLB and the Corporation.

The Corporation has an agreement with CDC to provide up to $5 million, plus interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $2.7 million in balances as of December 31, 2015 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, plus interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $39.9 million in balances as of December 31, 2015 under this program.

The Corporation’s available for sale investment portfolio of $349.0 million as of December 31, 2015 was 11.5% of total assets. Some of these investments were in short-term, high-quality, liquid investments to earn more than the 25 basis points currently earned on Fed Funds. The Corporation’s policy is to maintain its investment portfolio at a minimum level of 10% of total assets. The portion of the investment portfolio that is not already pledged against borrowings from the FHLB or other funding sources, provides the Corporation with the ability to utilize the securities to borrow additional funds through the FHLB, Federal Reserve or through other repurchase agreements.

The Corporation continually evaluates its borrowing capacity and sources of liquidity. The Corporation believes that it has sufficient capacity to fund expected 2016 earning asset growth with wholesale sources, along with deposit growth from its expanded branch system.

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

The following chart presents the off-balance sheet commitments of the Corporation as of December 31, 2015, listed by dates of funding or payment:

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Unfunded loan commitments	$634.2	$312.7	$132.4	$26.6	$162.5
Standby letters of credit	14.6	11.3	3.0	0.3	—
Total	$648.8	$324.0	$135.4	$26.9	$162.5

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

Contractual Cash Obligations of the Corporation as of December 31, 2015

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$1,970.3	$1,970.3	$—	$—	$—
Wholesale and retail certificates of deposit	282.4	193.8	75.2	13.4	—
Short-term borrowings	94.2	94.2	—	—	—
FHLB advances and other borrowings	254.9	75.0	139.1	40.8	—
Operating leases	58.7	4.2	8.7	8.3	37.5
[Purchase obligations]	8.1	2.3	2.9	2.9	—
Total	$2,668.6	$2,339.8	$225.9	$65.4	$37.5

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

The information required by this Item 7A is incorporated by reference to information appearing in the MD&A Section of this Annual Report on Form 10-K, more specifically in the sections entitled “Interest Rate Sensitivity,” “Summary of Interest Rate Simulation,” and “Gap Analysis” beginning on page 32.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bryn Mawr Bank Corporation:

We have audited the accompanying consolidated balance sheets of Bryn Mawr Bank Corporation and its subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of Bryn Mawr Bank Corporation and its subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bryn Mawr Bank Corporation and its subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bryn Mawr Bank Corporation and its subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

(signed) KPMG LLP

Philadelphia, Pennsylvania
March 11, 2016

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2015	2014
Assets
Cash and due from banks	$18,452	$16,717
Interest bearing deposits with banks	124,615	202,552
Cash and cash equivalents	143,067	219,269
Investment securities available for sale, at fair value (amortized cost of $347,776 and $227,553 as of December 31, 2015 and December 31, 2014 respectively)	348,966	229,577
Investment securities, trading	3,950	3,896
Loans held for sale	8,987	3,882
Portfolio loans and leases, originated	1,883,869	1,535,004
Portfolio loans and leases, acquired	385,119	117,253
Total portfolio loans and leases	2,268,988	1,652,257
Less: Allowance for originated loan and lease losses	(15,857)	(14,500)
Less: Allowance for acquired loan and lease losses	-	(86)
Total allowance for loans and lease losses	(15,857)	(14,586)
Net portfolio loans and leases	2,253,131	1,637,671

Premises and equipment, net	45,339	33,748
Accrued interest receivable	7,869	5,560
Deferred income taxes	11,137	7,209
Mortgage servicing rights	5,142	4,765
Bank owned life insurance	38,371	20,535
Federal Home Loan Bank stock	12,942	11,523
Goodwill	104,765	35,781
Intangible assets	23,903	22,521
Other investments	9,460	5,226
Other assets	13,968	5,343
Total assets	$3,030,997	$2,246,506

Liabilities
Deposits:
Non-interest-bearing	$626,684	$446,903
Interest-bearing	1,626,041	1,241,125
Total deposits	2,252,725	1,688,028

Short-term borrowings	94,167	23,824
Long-term FHLB advances	254,863	260,146
Subordinated notes	29,479	-
Accrued interest payable	1,851	1,040
Other liabilities	32,201	27,994
Total liabilities	2,665,286	2,001,032

Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 20,931,416 and 16,742,135 shares as of December 31, 2015 and December 31, 2014, respectively, and outstanding of 17,071,523 and 13,769,336 as of December 31, 2015 and December 31, 2014, respectively	20,931	16,742
Paid-in capital in excess of par value	228,814	100,486
Less: Common stock in treasury at cost - 3,859,893 and 2,972,799 shares as of December 31, 2015 and December 31, 2014, respectively	(58,144)	(31,642)
Accumulated other comprehensive loss, net of tax benefit	(412)	(11,704)
Retained earnings	174,522	171,592
Total shareholders' equity	365,711	245,474
Total liabilities and shareholders' equity	$3,030,997	$2,246,506

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Twelve Months Ended December 31,
	2015	2014	2013
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$102,432	$78,541	$73,941
Interest on cash and cash equivalents	409	193	158
Interest on investment securities:
Taxable	5,018	3,596	3,799
Non-taxable	497	399	396
Dividends	186	177	123
Total interest income	108,542	82,906	78,417

Interest expense on:
Deposits	4,212	2,898	2,758
Short-term borrowings	48	17	25
FHLB advances and other borrowings	3,554	3,163	2,644
Subordinated notes	601	-	-
Total interest expense	8,415	6,078	5,427
Net interest income	100,127	76,828	72,990
Provision for loan and lease losses	4,396	884	3,575

Net interest income after provision for loan and lease losses	95,731	75,944	69,415
Non-interest income:
Fees for wealth management services	36,894	36,774	35,184
Insurance commissions	3,745	1,099	651
Service charges on deposits	2,927	2,578	2,445
Loan servicing and other fees	2,087	1,755	1,845
Net gain on sale of loans	3,022	1,772	4,117
Net gain (loss) on sale of investment securities available for sale	931	471	(8)
Net gain (loss) on sale of other real estate owned ("OREO")	123	175	(300)
Dividends on FHLB and FRB stock	1,382	615	250
Other operating income	4,849	3,083	4,171
Total non-interest income	55,960	48,322	48,355

Non-interest expenses:
Salaries and wages	44,575	37,113	36,346
Employee benefits	10,205	7,340	8,832
Loss on pension plan settlement	17,377	-	-
Net gain on curtailment of nonqualified pension plan	-	-	(690)
Occupancy and bank premises	10,305	7,305	6,862
Branch lease termination expense	929	-	-
Furniture, fixtures, and equipment	6,841	4,508	3,977
Advertising	2,102	1,504	1,526
Amortization of intangible assets	3,827	2,659	2,633
Impairment of intangible assets	387	-	-
Due diligence, merger-related and merger integration expenses	6,670	2,373	1,885
Professional fees	3,353	3,017	2,456
Pennsylvania bank shares tax	1,253	1,256	942
Information technology	3,443	2,771	2,876
Other operating expenses	14,498	11,572	13,095
Total non-interest expenses	125,765	81,418	80,740

Income before income taxes	25,926	42,848	37,030
Income tax expense	9,172	15,005	12,586
Net income	$16,754	$27,843	$24,444

Basic earnings per common share	$0.96	$2.05	$1.84
Diluted earnings per common share	$0.94	$2.01	$1.80
Dividends declared per share	$0.78	$0.74	$0.69

Weighted-average basic shares outstanding	17,488,325	13,566,239	13,311,215
Dilutive shares	267,996	294,801	260,395
Adjusted weighted-average diluted shares	17,756,321	13,861,040	13,571,610

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(dollars in thousands)	Twelve Months Ended December 31,
	2015	2014	2013

Net income	$16,754	$27,843	$24,444

Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(618), $1,335 and $(2,168), respectively	(1,147)	1,867	(4,026)
Less: reclassification adjustment for net (gains) losses on sales realized in net income, net of tax (expense) benefit of $(326), $(165), and $3, respectively	(605)	(306)	5
Unrealized investment (losses) gains, net of tax (benefit) expense of $(292), $1,170 and $(2,165), respectively	(542)	2,173	(4,021)
Net change in fair value of derivative used for cash flow hedge:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(228), $(413) and $412, respectively	(422)	(768)	766
Less: realized loss on cash flow hedge reclassified to earnings, net of tax benefit of $214, $0, and $0, respectively	397	-	-
Change in fair value of hedging instruments, net of tax expense (benefit) of $14, $(413) and $412, respectively	25	(768)	766
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense (benefit) of $264, $(4,063) and $3,442, respectively	514	(7,544)	6,391
Change in unfunded pension liability related to settlement of pension plan, net of tax expense of $6,082, $0 and $0	11,295	-	-
Change in unfunded pension liability related to curtailment, net of tax expense of $0, $0, and $741, respectively	-	-	1,377
Total change in unfunded pension liability, net of tax expense (benefit) of $6,346, $(4,063) and $4,183, respectively	11,809	(7,544)	7,768
Total other comprehensive income (loss)	11,292	(6,139)	4,513

Total comprehensive income	$28,046	$21,704	$28,957

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(dollars in thousands)	Twelve Months Ended December 31,
	2015	2014	2013
Operating activities:
Net Income	$16,754	$27,843	$24,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,396	884	3,575
Depreciation of fixed assets	4,925	3,486	2,833
Net amortization of investment premiums and discounts	3,280	2,299	4,003
Net loss on settlement of pension plan	17,377	-	-
Net (gain) loss on sale of investment securities available for sale	(931)	(471)	8
Net gain on sale of loans	(3,022)	(1,772)	(4,117)
Stock based compensation cost	1,441	1,256	1,004
Amortization and net impairment of mortgage servicing rights	661	532	743
Net accretion of fair value adjustments	(4,942)	(2,757)	(3,490)
Amortization of intangible assets	3,827	2,659	2,633
Impairment of intangible assets	387	-	-
Impairment of other real estate owned ("OREO")	90	-	-
Net (gain) loss on sale of OREO	(123)	(175)	300
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(782)	(315)	(358)
Other, net	1,049	2,822	1,253
Loans originated for resale	(141,578)	(58,173)	(126,920)
Proceeds from loans sold	138,964	56,866	132,097
(Benefit) provision for deferred income taxes	(2,834)	2,350	1,195
Excess tax benefit from stock-based compensation	(783)	(831)	(708)
Change in income taxes payable/receivable	(529)	808	1,551
Change in accrued interest receivable	(215)	168	227
Change in accrued interest payable	516	199	(392)
Net cash provided by operating activities	37,928	37,678	39,881

Investing activities:
Purchases of investment securities available for sale	(176,034)	(45,199)	(97,517)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	66,209	40,801	62,643
Proceeds from sale of investment securities available for sale	64,851	24,394	14,942
Net change in FHLB stock	3,562	131	(893)
Proceeds from calls of investment securities	104,240	37,750	40,287
Proceeds from sale of other investments	-	342	-
Net change in other investments	(4,184)	(789)	(91)
Net portfolio loan and lease originations	(194,066)	(105,918)	(148,102)
Purchases of premises and equipment	(7,611)	(5,455)	(3,571)
Purchases of BOLI	(5,000)	-	-
Acquisitions, net of cash acquired	16,129	(4,125)	-
Capitalize costs to OREO	-	-	(485)
Proceeds from sale of OREO	1,215	1,646	1,089
Net cash used in investing activities	(130,689)	(56,422)	(131,698)

Financing activities:
Change in deposits	83,784	96,704	(42,986)
Change in short-term borrowings	(38,128)	12,933	1,488
Dividends paid	(13,837)	(10,189)	(9,297)
Change in FHLB advances and other borrowings	(24,883)	54,623	44,479
Payment of contingent consideration for business combinations	(542)	-	(2,100)
Net proceeds from issuance of subordinated notes	29,456	-	-
Excess tax benefit from stock-based compensation	783	831	708
Net (purchase of) proceeds from sale of treasury stock for deferred compensation plans	(128)	79	764
Net purchase of treasury stock	(26,418)	(947)	-
Proceeds from issuance of common stock	20	72	176
Proceeds from exercise of stock options	6,452	2,836	3,970
Net cash provided by (used in) financing activities	16,559	156,942	(2,798)

Change in cash and cash equivalents	(76,202)	138,198	(94,615)
Cash and cash equivalents at beginning of period	219,269	81,071	175,686
Cash and cash equivalents at end of period	$143,067	$219,269	$81,071

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$11,703	$11,831	$9,775
Interest	$7,604	$5,879	$5,819

Non-cash information:
Change in other comprehensive loss	$11,292	$(9,446)	$6,943
Change in deferred tax due to change in comprehensive income	$6,068	$(3,306)	$2,430
Transfer of loans to other real estate owned	$2,283	$1,763	$853
Issuance of shares and options for acquisitions	$123,734	$-	$-
Acquisition of noncash assets and liabilities:
Assets acquired	$727,908	$10,005	$-
Liabilities assumed	$620,303	$5,880	$-

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands, except per share information)

	For the Years Ended December 31, 2013, 2014 and 2015
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity

Balance December 31, 2012	16,390,608	$16,390	$89,137	$(30,745)	$(10,078)	$138,860	$203,564
Net income	-	-	-	-	-	24,444	24,444
Dividends declared, $0.69 per share	-	-	-	-	-	(9,347)	(9,347)
Other comprehensive income, net of tax expense of $2,430	-	-	-	-	4,513	-	4,513
Stock based compensation	-	-	1,004	-	-	-	1,004
Tax benefit from stock-based compensation	-	-	708	-	-	-	708
Retirement of treasury stock	(4,517)	(4)	(41)	45	-	-	-
Net sale of treasury stock from stock award and deferred compensation plans	-	-	828	(64)	-	-	764
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	7,455	7	169	-	-	-	176
Share-based awards and options exercises	203,323	204	3,868	-	-	-	4,072

Balance December 31, 2013	16,596,869	$16,597	$95,673	$(30,764)	$(5,565)	$153,957	$229,898

Net income	-	-	-	-	-	27,843	27,843
Dividends declared, $0.74 per share	-	-	-	-	-	(10,208)	(10,208)
Other comprehensive loss, net of tax benefit of $3,307	-	-	-	-	(6,139)	-	(6,139)
Stock based compensation	-	-	1,256	-	-	-	1,256
Tax benefit from stock-based compensation	-	-	831	-	-	-	831
Retirement of treasury stock	(3,512)	(3)	(32)	35	-	-	-
Net purchase of treasury stock from stock award and deferred compensation plans	-	-	45	(913)	-	-	(868)
Issuance costs - S-4 filing	-	-	(147)	-	-	-	(147)
Common stock issued:							-
Dividend Reinvestment and Stock Purchase Plan	2,517	2	70	-	-	-	72
Share-based awards and options exercises	146,261	146	2,790	-	-	-	2,936

Balance December 31, 2014	16,742,135	$16,742	$100,486	$(31,642)	$(11,704)	$171,592	$245,474

Net income	-	-	-	-	-	16,754	16,754
Dividends declared, $0.78 per share	-	-	-	-	-	(13,824)	(13,824)
Other comprehensive income, net of tax expense of $6,080	-	-	-	-	11,292	-	11,292
Stock based compensation	-	-	1,441	-	-	-	1,441
Excess tax benefit from stock-based compensation	-	-	783	-	-	-	783
Retirement of treasury stock	(4,418)	(4)	(40)	44	-	-	-
Cancellation of forfeited restricted stock awards	(27,375)	(27)	27	-	-	-	-
Net purchase of treasury stock	-	-		(26,546)	-	-	(26,546)
Shares issued in acquisitions	3,878,304	3,878	117,513	-	-	-	121,391
Options assumed in acquisitions	-	-	2,343	-	-	-	2,343
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	663	1	19	-	-	-	20
Share-based awards and options exercises	342,107	341	6,242	-	-	-	6,583

Balance December 31, 2015	20,931,416	$20,931	$228,814	$(58,144)	$(412)	$174,522	$365,711

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A. Nature of Business

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, located in the western suburbs of Philadelphia. The Corporation and its subsidiaries provide wealth management, community banking, residential mortgage lending, insurance and business banking services to its customers through 26 full service branches, eight retirement community offices, five wealth offices and an insurance agency located throughout Montgomery, Delaware, Chester, Dauphin and Philadelphia counties in Pennsylvania and New Castle county in Delaware. In 2008, the Corporation opened the Bryn Mawr Trust Company of Delaware, a limited-purpose trust company in Greenville, Delaware, to further its long-term growth strategy, and diversify its asset base and client accounts. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

On April 1, 2015, the acquisition of Robert J. McAllister Agency, Inc. (“RJM”), an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. Consideration paid totaled $1.0 million, of which $500 thousand was paid at closing and five contingent cash payments, not to exceed $100 thousand each, will be payable on each of March 31, 2016, March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. The acquisition enhanced the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

On January 1, 2015, the merger of Continental Bank Holdings, Inc. (“CBH”) with and into the Corporation (the “Merger”), and the merger of Continental Bank with and into the Bank, were completed. Consideration paid totaled $125.1 million, comprised of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock, the assumption of options to purchase Corporation common stock valued at $2.3 million and $1.3 million for the cash-out of certain warrants. The Merger initially added $424.7 million of loans, $181.8 million of investments, $481.7 million of deposits and ten new branches. The acquisition of CBH enabled the Corporation to expand its footprint into a significant portion of Montgomery County, Pennsylvania.

On October 1, 2014, the acquisition of Powers Craft Parker and Beard, Inc. (“PCPB”), an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. The consideration paid by the Corporation was $7.0 million, of which $5.4 million was paid at closing and the first of three contingent payments, of $542 thousand, was paid during the fourth quarter of 2015. The remaining $1.1 million consists of two contingent payments, with each payment not to exceed $542 thousand. Each payment is subject to the attainment of certain revenue targets during the applicable periods. The addition enabled the Corporation to offer a full range of insurance products to both individual and business clients.

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

Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2016, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan and lease losses and lending related commitments, goodwill and intangible assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased pension and post-retirement expense.

C. Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-bearing and non-interest bearing amounts due from banks, and federal funds sold. Cash balances required to meet regulatory reserve requirements of the Federal Reserve Board amounted to $11.7 million and $987 thousand at December 31, 2015 and December 31, 2014, respectively.

D. Investment Securities

Investment securities which are held for indefinite periods of time, which the Corporation intends to use as part of its asset/liability strategy, or which may be sold in response to changes in credit quality of the issuer, interest rates, changes in prepayment risk, increases in capital requirements, or other similar factors, are classified as available for sale and are carried at fair value. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders’ equity and excluded from determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for the amortization of premiums and accretion of discounts, using the specific identification method.

The Corporation follows ASC 370-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that provides guidance related to accounting for recognition of other-than-temporary impairment for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. Companies are required to record other-than-temporary impairment charges through earnings if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit-related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Corporation has no intent or it is more likely than not that the Corporation would not be required to sell an impaired security before a recovery of its amortized cost basis. The Corporation did not have any other-than-temporary impairments for 2015, 2014 or 2013.

Investment securities held in trading accounts consist solely of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

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

Loan and lease origination fees and loan and lease origination costs are deferred and recognized as an adjustment to the related yield using the interest method.

The accrual of interest on loans and leases is generally discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans and leases are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on nonaccrual status or charged-off, is charged against interest income. All interest accrued, but not collected, on leases that are placed on nonaccrual status is not charged against interest income until the lease becomes 120 days delinquent, at which point it is charged off. The interest received on these nonaccrual loans and leases is applied to reduce the carrying value of loans and leases. Loans and leases are returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for at least six months and future payments are reasonably assured. Once a loan returns to accrual status, any interest payments collected during the nonaccrual period which had been applied to the principal balance are reversed and recognized as interest income over the remaining term of the loan.

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

The Corporation’s determination of the adequacy of the Allowance is based on guidance provided in ASC 450 – Contingencies and ASC 310 - Receivables, and involves the periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by the Corporation. Consideration is given to a variety of factors in establishing these estimates. Quantitative factors in the form of historical charge-off history by portfolio segment are considered. In connection with these quantitative factors, management establishes what it deems to be an adequate look-back period (“LBP”) for the charge-off history. As of December 31, 2015, the Corporation utilized a five-year LBP, which it believes adequately captures the trends in charge-offs. In addition, management develops an estimate of a loss emergence period (“LEP”) for each segment of the loan portfolio. The LEP estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan. As of December 31, 2015, the Corporation utilized a two-year LEP for its commercial loan segments and a one-year LEP for its consumer loan segments based on analyses of actual charge-offs tracked back in time to the triggering event for the eventual loss. In addition, various qualitative factors are considered, including the specific terms and conditions of loans, changes in underwriting standards, delinquency statistics, industry concentrations and overall exposure of a single customer. In addition, consideration is given to the adequacy of collateral, the dependence on collateral, and the results of internal loan reviews, including a borrower’s financial strengths, their expected cash flows, and their access to additional funds.

As part of the process of calculating the Allowance for the different segments of the loan and lease portfolio, the Corporation considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external third-party loan review specialists. The result of these reviews is reflected in the risk grade assigned to each loan. For the consumer segments of the loan portfolio, the indicator of credit quality is reflected by the performance/non-performance status of a loan.

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

For loans that indicate possible signs of impairment, which in most cases is based on the performance/non-performance status of the loan, an impairment analysis is conducted based on guidance provided by ASC 310-10. Impairment is measured by (i) the fair value of the collateral, if the loan is collateral-dependent, (ii) the present value of expected future cash flows discounted at the loan’s contractual effective interest rate, or (iii), less frequently, the loan’s obtainable market price.

In addition to originating loans, the Corporation occasionally acquires loans through mergers or loan purchase transactions. Some of these acquired loans may exhibit deteriorated credit quality that has occurred since origination and, as such, the Corporation may not expect to collect all contractual payments. Accounting for these purchased credit-impaired (“PCI”) loans is done in accordance with ASC 310-30. The loans are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral-dependent, with the timing of the sale of loan collateral indeterminate, remain on nonaccrual status and have no accretable yield. On a regular basis, at least quarterly, an assessment is made on PCI loans to determine if there has been any improvement or deterioration of the expected cash flows. If there has been improvement, an adjustment is made to increase the recognition of interest on the PCI loan, as the estimate of expected loss on the loan is reduced. Conversely, if there is deterioration in the expected cash flows of a PCI loan, a Provision is recorded in connection with the loan.

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

J. Other Real Estate Owned (“OREO”)

OREO consists of assets that the Corporation has acquired through foreclosure, by accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO on the balance sheet as part of other assets, at the lower of cost or fair value less cost to sell, adjusted periodically based on current appraisals. Costs relating to the development or improvement of assets, as well as the costs required to obtain legal title to the property, are capitalized, while costs related to holding the property are charged to expense as incurred.

K. Other Investments and Federal Home Loan Bank Stock

Other investments include Community Reinvestment Act (“CRA”) investments and equity stocks without a readily determinable fair market value. The Corporation’s investments in equity stocks include those issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank and Atlantic Central Bankers Bank. The Corporation is required to hold FHLB stock as a condition of its borrowing funds from the FHLB. As of December 31, 2015, the carrying value of the Corporation’s FHLB stock was $12.9 million. Ownership of FHLB stock is restricted and there is no market for these securities. For further information on the FHLB stock, see Note 10 – “Short-Term Borrowings and Long-Term FHLB Advances”.

L. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and predetermined rent are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected lease term or the estimated useful lives, whichever is shorter.

M. Pension and Postretirement Benefit Plans

The Corporation has two non-qualified defined-benefit supplemental executive retirement plans and a postretirement benefit plan as discussed in Note 16 – “Pension and Postretirement Benefit Plans”. Net pension expense related to the defined-benefit consists of service cost, interest cost, return on plan assets, amortization of prior service cost, amortization of transition obligations and amortization of net actuarial gains and losses. Prior to December 31, 2015, the Corporation had a qualified pension plan which was settled on December 31, 2015. As it relates to the costs associated with the post-retirement benefit plan, the costs are recognized as they are incurred.

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

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts or payments related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the Statement of Income, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair value of the interest rate swap agreements and changes in the fair value of the hedged items are recorded in the Corporation’s consolidated balance sheets with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the Statement of Income. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. In December 2012, the Corporation entered into a $15 million forward-starting interest rate swap in order to hedge the cash flows of a $15 million floating-rate FHLB borrowing. On November 30, 2015, the start date of the swap, the Corporation elected to terminate the swap.

P. Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period.

All share-based payments, including grants of stock options, restricted stock awards and performance-based stock awards, are recognized as compensation expense in the statement of income at their fair value. The fair value of stock option grants is determined using the Black-Scholes pricing model which considers the expected life of the options, the volatility of stock price, risk-free interest rate and annual dividend yield. The fair value of the restricted stock awards is based on their market value on the grant date, while the fair value of the performance-based stock awards is based on their grant-date market value adjusted for the likelihood of attaining certain pre-determined performance goals calculated by utilizing a Monte Carlo Simulation model.

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

The most significant portion of the Corporation’s Wealth Management fees is derived from trust administration and other related services, custody, investment management and advisory services, and employee benefit account and IRA administration. These fees are generally billed monthly, in arrears, based on the market value of assets at the end of the previous billing period. A smaller number of customers are billed in a similar manner, but on a quarterly or annual basis and some revenues are not based on market values.

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

Insurance revenue is primarily related to commissions earned on insurance policies and is recognized over the related policy coverage period.

T. Mortgage Servicing

A portion of the residential mortgage loans originated by the Corporation is sold to third parties; however the Corporation often retains the servicing rights related to these loans. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received in return for these services. Gains on the sale of these loans are based on the specific identification method.

An intangible asset, referred to as mortgage servicing rights (“MSR”s) is recognized when a loan’s servicing rights are retained upon sale of a loan. These MSRs amortize to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying loans.

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

V. Goodwill and Intangible Assets

The Corporation accounts for goodwill and other intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The goodwill and intangible assets as of December 31, 2015, other than MSRs in Note 1-T above, are related to the acquisitions of Lau Associates, The Private Wealth Management Group of the Hershey Trust Company (“PWMG”), Davidson Trust Company (“DTC”), PCPB and RJM which are components of the Wealth Management segment, and First Keystone Financial, Inc. (“FKF”), First Bank of Delaware (“FBD”) and CBH, which are components of the Banking segment. The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition. Goodwill impairment tests are performed annually, or when events occur or circumstances change that would more likely than not reduce the fair value of the acquisition or investment. Goodwill impairment is tested on a reporting unit level. The Corporation currently has three reporting units: Banking, Wealth Management and Insurance. As of December 31, 2015, the Insurance reporting unit did not meet the quantitative thresholds for separate disclosure as an operating segment and is therefore reported as a component of the Wealth Management segment, based on its internal reporting structure. While the Insurance reporting unit did not meet the threshold for reporting as a separate operating segment, for goodwill and intangible testing, the Insurance segment was tested for impairment. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available

The Corporation’s impairment testing methodology is consistent with the methodology prescribed in ASC 350. Other intangible assets include core deposit intangibles, which were acquired in the FKF merger, the FBD transaction, and the Merger, customer relationships, trade name and non-competition agreements acquired in connection with the acquisitions of DTC, PWMG, Lau Associates, PCPB and RJM. The customer relationships, non-competition agreement and core deposit intangibles are amortized over the estimated useful lives of the assets. The trade name intangibles have indefinite lives and are evaluated for impairment annually.

W. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

X. Recent Accounting Pronouncements

The following recent accounting pronouncements are divided into pronouncements which have been adopted by the Corporation and those which are not yet effective and have been evaluated or are currently being evaluated by the Corporation as of December 31, 2015.

Adopted Pronouncements:

FASB ASU 2015-03 (Subtopic 835-30), “Simplifying the Presentation of Debt Issuance Costs.”

Issued in April 2015, ASU 2015-03 requires entities to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Entities will no longer record the cost of issuing debt as a separate asset, except when the cost is incurred before receipt of the funding from the associated debt liability. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Corporation has elected to early-adopt this guidance, and it is reflected in the presentation on the balance sheet of the subordinated notes issued during the year ended December 31, 2015.

FASB ASU 2015-01, “Income Statement: Extraordinary and Unusual Items.”

Issued in January 2015, ASU 2015-01 eliminates from GAAP the concept of extraordinary items and the associated disclosure requirements. Subtopic 225-20, “Income Statement—Extraordinary and Unusual Items” required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 includes the following two criteria that must both be met for extraordinary classification: (i) unusual in nature, and (ii) infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Corporation has elected to early-adopt the guidance and has determined that it does not have a material impact on its consolidated financial statements.

FASB ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures.”

Issued in June 2014, ASU 2014 aligns the accounting for repurchase-to-maturity transactions and repurchase financing arrangements with the accounting for other typical repurchase agreements, i.e., these transactions will be accounted for as secured borrowings. The ASU also requires additional disclosures about repurchase agreements and similar transactions. For public business entities, the accounting changes and certain disclosure requirements are effective for interim or annual periods beginning after December 15, 2014. Other disclosure requirements are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Early application is prohibited. The Corporation has evaluated the effect of the adoption of this guidance and has determined that it does not have a significant impact on the presentation of the Corporation’s consolidated financial statements.

FASB ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”

Issued in August 2014, ASU 2014-14 requires creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. The standard is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The Corporation has evaluated the impact of the adoption of this guidance and has determined that it does not have a significant impact on its consolidated financial statements.

FASB ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”

Issued in January 2014, ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 is a change in presentation only, for the newly required disclosures, and does not have a significant impact to the Corporation’s consolidated financial statements.

FASB ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.”

Issued in January 2014, ASU 2014-01 provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Corporation has evaluated the effect of the adoption of this guidance and has determined that it is does not have an impact on the presentation of the Corporation’s consolidated financial statements.

Pronouncements Not Yet Effective:

FASB ASU 2016-02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Corporation is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

FASB ASU 2016-01 (Subtopic 825-10), “Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities”

Issued in January 2016, ASU 2016-01 provides that equity investments will be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. The Corporation is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

FASB ASU 2015-16 (Topic 805), “Simplifying the Accounting for Measurement-Period Adjustments.”

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

FASB ASU 2015-14 (Topic 606), “Revenue from Contracts with Customers: Deferral of the Effective Date

Issued in August 2015, ASU 2015-14 amends the effective dates of ASU 2014-09, Revenue from Contracts with Customers. The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017, for public business entities, certain employee benefit plans, and certain not-for-profit entities applying U.S. GAAP. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Issued in May 2014, ASU No. 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Corporation is evaluating the effect that ASU 2014-09 and ASU 2014-14 will have on its consolidated financial statements and related disclosures. The Corporation has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Note 2 - Business Combinations

Robert J. McAllister Agency, Inc.

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

In connection with the RJM acquisition, the following table details the consideration paid, the initial estimated fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition and subsequent adjustments, during the measurement period, to the fair value of the assets acquired, liabilities assumed and the resulting goodwill recorded:

(dollars in thousands)	Original Estimates	Adjustments to Estimates	Final Valuation
Consideration paid:
Cash paid at closing	$500	$—	$500
Contingent payment liability	500	—	500
Value of consideration	1,000	—	1,000

Assets acquired:
Cash operating accounts	20	—	20
Intangible assets – trade name	129	(129)	—
Intangible assets – customer relationships	424	—	424
Intangible assets – non-competition agreements	257	—	257
Other assets	4	—	4
Total assets	834	(129)	705

Liabilities assumed:
Deferred tax liability	336	(45)	291
Other liabilities	46	—	46
Total liabilities	382	(45)	337

Net assets acquired	452	(84)	368

Goodwill resulting from acquisition of RJM	$548	$84	$632

An adjustment was made which eliminated the value initially placed on the trade name (and its associated deferred tax liability), as the entity was immediately merged into PCPB.

As of December 31, 2015, the estimates of fair values of the assets acquired and liabilities assumed in the acquisition of RJM are final.

Continental Bank Holdings, Inc.

On January 1, 2015, the previously announced merger of CBH with and into the Corporation, and the merger of Continental Bank with and into the Bank, as contemplated by the Agreement and Plan of Merger, by and between CBH and the Corporation, dated as of May 5, 2014 (as amended by the Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, the “Agreement”), were completed. In accordance with the Agreement, the aggregate share consideration paid to CBH shareholders consisted of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock. Shareholders of CBH received 0.45 shares of Corporation common stock for each share of CBH common stock they owned as of the effective date of the Merger. Holders of options to purchase shares of CBH common stock received options to purchase shares of Corporation common stock, converted at the same ratio of 0.45. In addition, $1.3 million was paid to certain warrant holders to cash-out certain warrants. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the date of the Merger. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

In connection with the Merger, the following table details the consideration paid, the initial estimated fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition and the subsequent adjustments, during the measurement period, to the fair value of the assets acquired, liabilities assumed and the resulting goodwill recorded:

(dollars in thousands)	Original Estimates	Adjustments to Estimates	Final Valuation
Consideration paid:
Common shares issued (3,878,304)	$121,391	$—	$121,391
Cash in lieu of fractional shares	2	—	2
Cash-out of certain warrants	1,323	—	1,323
Fair value of options assumed	2,343	—	2,343
Value of consideration	125,059	—	125,059

Assets acquired:
Cash and due from banks	17,934	—	17,934
Investment securities available for sale	181,838	—	181,838
Loans*	426,601	(1,864)	424,737
Premises and equipment	9,037	—	9,037
Deferred income taxes	6,288	1,396	7,684
Bank-owned life insurance	12,054	—	12,054
Core deposit intangible	4,191	—	4,191
Favorable lease asset	792	(68)	724
Other assets	18,085	(111)	17,974
Total assets	676,820	(647)	676,173

Liabilities assumed:
Deposits	481,674	—	481,674
FHLB and other long-term borrowings	19,726	—	19,726
Short-term borrowings	108,609	—	108,609
Unfavorable lease liability	2,884	—	2,884
Other liabilities	4,706	1,867	6,573
Total liabilities	617,599	1,867	619,466

Net assets acquired	59,221	(2,514)	56,707

Goodwill resulting from the Merger	$65,838	$2,514	$68,352

*includes $507 thousand in loans held for sale

For the twelve months ended December 31, 2015, adjustments to the fair value of the assets acquired and liabilities assumed were related to circumstances that existed prior to the Merger date, but that were not known to the Corporation. The adjustments included reductions in the fair value of certain loans, unrecorded liabilities of CBH, and an immaterial adjustment to the calculation of a favorable lease asset, which reduced its value, along with the associated deferred tax items.

As of December 31, 2015, the estimates of fair values of the assets acquired and liabilities assumed in the Merger are final.

 Powers Craft Parker and Beard, Inc.

The acquisition of PCPB, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on October 1, 2014. The consideration paid by the Corporation was $7.0 million, of which $5.4 million was paid at closing and the first of three contingent payments, of $542 thousand, was paid during the fourth quarter of 2015. The remaining $1.1 million consists of two contingent payments, with each payment not to exceed $542 thousand. Each payment is subject to the attainment of certain revenue targets during the applicable periods. The measurement periods for the two remaining contingent payments are the twelve month periods ending September 30, 2016 and 2017. The acquisition of PCPB has enabled the Corporation to offer a comprehensive line of insurance solutions to both individual and business clients.

In connection with the PCPB acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(dollars in thousands)
Consideration paid:
Cash paid at closing	$5,399
Contingent payment disbursed	542
Contingent payment liability	1,083
Value of consideration	7,024

Assets acquired:
Cash operating accounts	1,274
Other investments	302
Premises and equipment	100
Intangible assets – customer relationships	3,280
Intangible assets – non-competition agreements	1,580
Intangible assets – trade name	955
Other assets	850
Total assets	8,341

Liabilities assumed:
Deferred tax liability	2,437
Other liabilities	1,818
Total liabilities	4,255

Net assets acquired	4,086

Goodwill resulting from acquisition of PCPB	$2,938

As of December 31, 2014, the Corporation had finalized its fair value estimates related to the acquisition of PCPB.

Pro Forma Income Statements (unaudited)

The following pro forma income statements for the twelve months ended December 31, 2013, 2014 and 2015 present the pro forma results of operations of the combined institution (CBH and the Corporation) had the merger occurred on January 1, 2013, January 1, 2014 and January 1, 2015, respectively. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations for the twelve month periods ended December 31, 2013 and 2014. Due to the immaterial contribution to net income of the PCPB and RJM acquisitions, which occurred during the three year period shown in the table, the pro forma effects of the PCPC acquisition and the RJM acquisition are excluded.

	Twelve Months Ended
	December 31,
(dollars in thousands)	2015	2014	2013
Net interest income	$100,127	$100,609	$94,467
Provision for loan and lease losses	4,396	2,041	5,225
Net interest income after provision for loan and lease losses	95,731	98,568	89,242
Non-interest income	55,960	51,836	57,547
Non-interest expense	125,765	100,011	103,201
Income before income taxes	25,926	50,393	43,588
Income tax expense	9,172	17,673	14,571
Net income	$16,754	$32,720	$29,017
Per share data*:
Weighted-average basic shares outstanding	17,488,325	17,444,543	17,189,519
Dilutive shares	267,996	373,384	338,978
Adjusted weighted-average diluted shares	17,756,321	17,817,927	17,528,497
Basic earnings per common share	$0.96	$1.88	$1.69
Diluted earnings per common share	$0.94	$1.84	$1.66

* Assumes that the shares of CBH common stock outstanding as of December 31, 2014 were outstanding for the full twelve month periods ended December 31, 2013 and 2014, and therefore equal the weighted average shares of common stock outstanding for the twelve months periods ended December 31, 2013 and 2014. The merger conversion of 8,618,629 shares of CBH common stock equals 3,878,304 shares of Corporation common stock (8,618,629 times 0.45, minus 79 fractional shares paid in cash).

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

	Twelve Months Ended December 31,
(dollars in thousands)	2015	2014	2013
Advertising	$162	$10	$1
Employee benefits	258	23	2
Furniture, fixtures and equipment	159	9	4
Information technology	1,168	44	727
Professional fees	2,471	1,340	616
Salaries and wages	1,868	346	243
Other	584	601	292
Total due diligence and merger-related expenses	$6,670	$2,373	$1,885

Note 3 - Goodwill & Other Intangible Assets

The Corporation completed an annual impairment test for goodwill and other intangibles as of December 31, 2014 and 2015. There was no goodwill impairment and no material impairment to identifiable intangible assets recorded during 2014 or 2015. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates in July 2008, FKF in July 2010, PWMG in May 2011 DTC in May 2012, FBD in November 2012, PCPB in October 2014, CBH in January 2015 and RJM in April 2015 for the years ended December 31, 2015 and 2014 are as follows:

(dollars in thousands)	Beginning Balance 12/31/14	Additions/ Adjustments	Amortization/ Impairment	Ending Balance 12/31/15	Initial Amortization Period
Goodwill – Wealth reporting unit	$20,412	$—	$—	$20,412		Indefinite
Goodwill – Banking reporting unit	12,431	68,352	—	80,783		Indefinite
Goodwill – Insurance reporting unit	2,938	632	—	3,570		Indefinite
Total	$35,781	$68,984	$—	$104,765

Core deposit intangible	$1,066	$4,191	$(985)	$4,272		10 years
Customer relationships	15,562	424	(1,602)	14,384	10	to	20 years
Non-compete agreements	3,728	257	(1,053)	2,932	5	to	10 years
Trade name	2,165	—	—	2,165		Indefinite
Favorable lease asset	—	724	(574)	150	17	to	75 months
Total	$22,521	$5,596	$(4,214)	$23,903

Grand total	$58,302	$74,580	$(4,214)	$128,668

(dollars in thousands)	Beginning Balance 12/31/13	Additions/ Adjustments	Amortization	Ending Balance 12/31/14	Amortization Period
Goodwill – Wealth reporting unit	$20,412	$—	$—	$20,412		Indefinite
Goodwill – Banking reporting unit	12,431	—	—	12,431		Indefinite
Goodwill – Insurance reporting unit	—	2,938	—	2,938		Indefinite
Total	$32,843	$2,938	$—	$35,781

Core deposit intangible	$1,342	$—	$(276)	$1,066		10 years
Customer relationships	13,595	3,280	(1,313)	15,562	10	to	20 years
Non-compete agreements	3,218	1,580	(1,070)	3,728	5	to	10 years
Trade name	1,210	955	—	2,165		Indefinite
Total	$19,365	$5,815	$(2,659)	$22,521

Grand total	$52,208	$8,753	$(2,659)	$58,302

Note 4 - Investment Securities

The amortized cost and fair value of investments, which were classified as available for sale, are as follows:

As of December 31, 2015

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$—	$(1)	$100
Obligations of the U.S. government and agencies	101,342	470	(317)	101,495
Obligations of state and political subdivisions	41,892	123	(49)	41,966
Mortgage-backed securities	157,422	1,482	(215)	158,689
Collateralized mortgage obligations	29,756	166	(123)	29,799
Other investments	17,263	38	(384)	16,917
Total	$347,776	$2,279	$(1,089)	$348,966

As of December 31, 2014

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$—	$(2)	$100
Obligations of the U.S. government and agencies	66,881	171	(290)	66,762
Obligations of state and political subdivisions	28,955	137	(47)	29,045
Mortgage-backed securities	79,498	1,914	(30)	81,382
Collateralized mortgage obligations	34,618	299	(120)	34,797
Other investments	17,499	173	(181)	17,491
Total	$227,553	$2,694	$(670)	$229,577

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$100	$(1)	$—	$—	$100	$(1)
Obligations of the U.S. government and agencies	49,759	(317)	—	—	49,759	(317)
Obligations of state and political subdivisions	18,725	(46)	2,016	(3)	20,741	(49)
Mortgage-backed securities	55,763	(215)	—	—	55,763	(215)
Collateralized mortgage obligations	6,407	(85)	2,436	(38)	8,843	(123)
Other investments	3,945	(238)	11,810	(146)	15,755	(384)
Total	$134,699	$(902)	$16,262	$(187)	$150,961	$(1,089)

The following table shows the amount of securities that were in an unrealized loss position at December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$100	$(2)	$100	$(2)
Obligations of the U.S. government and agencies	16,822	(28)	22,691	(262)	39,513	(290)
Obligations of state and political subdivisions	4,777	(19)	4,060	(28)	8,837	(47)
Mortgage-backed securities	2,289	(14)	3,814	(16)	6,103	(30)
Collateralized mortgage obligations	3,274	(22)	9,507	(98)	12,781	(120)
Other investments	13,717	(181)	—	—	13,717	(181)
Total	$40,879	$(264)	$40,172	$(406)	$81,051	$(670)

Management evaluates the Corporation’s investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. The investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All fixed income investment securities in the Corporation’s investment portfolio are rated as investment-grade or higher. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers or collateral. Management does not believe that these unrealized losses are other-than-temporary. The Corporation does not have the intent to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely, than not, that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

At December 31, 2015, securities having a fair value of $128.9 million were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment and mortgage-related securities as of December 31, 2015 and 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
(dollars in thousands)	Amortized Cost	Fair Value
Investment securities*:
Due in one year or less	$9,570	$9,574
Due after one year through five years	61,368	61,467
Due after five years through ten years	53,193	53,070
Due after ten years	20,904	21,141
Subtotal	145,035	145,252
Mortgage-related securities	187,178	188,488
Total	$332,213	$333,740

*Included in the investment portfolio, but not in the table above, are mutual funds with an amortized cost and fair value, as of December 31, 2015, of $15.6 million and $15.2 million, respectively, which have no stated maturity.

	December 31, 2014
(dollars in thousands)	Amortized Cost	Fair Value
Investment securities*:
Due in one year or less	$15,254	$15,277
Due after one year through five years	59,433	59,463
Due after five years through ten years	23,151	23,067
Due after ten years	—	—
Subtotal	97,838	97,807
Mortgage-related securities	114,116	116,179
Total	$211,954	$213,986

*Included in the investment portfolio, but not in the table above, are mutual funds with both an amortized cost and fair value, as of December 31, 2014, of $15.6 million, which have no stated maturity.

Proceeds from the sale of available for sale investment securities totaled $64.9 million, $24.4 million and $14.9 million for the twelve months ended December 31, 2015, 2014 and 2013, respectively. Net gain on sale of available for sale investment securities for the twelve months ended December 31, 2015 and 2014 totaled $931 thousand and $471 thousand, respectively. Net loss on sale of available for sale investment securities for the twelve months ended December 31, 2013 totaled $8 thousand.

As of December 31, 2015 and December 31, 2014, the Corporation’s investment securities held in trading accounts totaled $4.0 million and $3.9 million, respectively, and consist solely of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

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

A. The table below details all portfolio loans and leases as of the dates indicated:

	December 31, 2015	December 31, 2014
Loans held for sale	$8,987	$3,882
Real estate loans:
Commercial mortgage	$964,259	$689,528
Home equity lines and loans	209,473	182,082
Residential mortgage	406,404	313,442
Construction	90,421	66,267
Total real estate loans	1,670,557	1,251,319
Commercial and industrial	524,515	335,645
Consumer	22,129	18,480
Leases	51,787	46,813
Total portfolio loans and leases	2,268,988	1,652,257
Total loans and leases	$2,277,975	$1,656,139
Loans with fixed rates	$1,103,622	$927,009
Loans with adjustable or floating rates	1,174,353	729,130
Total loans and leases	$2,277,975	$1,656,139
Net deferred loan origination (fees) costs included in the above loan table	$(70)	$324

    The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

	December 31, 2015	December 31, 2014
Loans held for sale	$8,987	$3,882
Real estate loans:
Commercial mortgage	$772,571	$637,100
Home equity lines and loans	171,189	164,554
Residential mortgage	316,487	276,596
Construction	87,155	66,206
Total real estate loans	1,347,402	1,144,456
Commercial and industrial	462,746	325,263
Consumer	21,934	18,471
Leases	51,787	46,813
Total portfolio loans and leases	1,883,869	1,535,003
Total loans and leases	$1,892,856	$1,538,885
Loans with fixed rates	$932,575	$856,203
Loans with adjustable or floating rates	960,281	682,682
Total originated loans and leases	$1,892,856	$1,538,885
Net deferred loan origination (fees) costs included in the above loan table	(70)	324

     The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

	December 31, 2015	December 31, 2014
Real estate loans:
Commercial mortgage	$191,688	$52,428
Home equity lines and loans	38,284	17,528
Residential mortgage	89,917	36,846
Construction	3,266	61
Total real estate loans	323,155	106,863
Commercial and industrial	61,769	10,382
Consumer	195	9
Total portfolio loans and leases	385,119	117,254
Total loans and leases	$385,119	$117,254
Loans with fixed rates	$171,047	$70,806
Loans with adjustable or floating rates	214,072	46,448
Total acquired loans and leases	$385,119	$117,254

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	December 31, 2015	December 31, 2014
Minimum lease payments receivable	$58,422	$53,131
Unearned lease income	(8,919)	(8,546)
Initial direct costs and deferred fees	2,284	2,228
Total	$51,787	$46,813

C. Non-Performing Loans and Leases(1)

The following table details all non-performing portfolio loans and leases as of the dates indicated:

(dollars in thousands)	December 31, 2015	December 31, 2014
Non-accrual loans and leases:
Commercial mortgage	$829	$668
Home equity lines and loans	2,027	1,061
Residential mortgage	3,212	5,693
Construction	34	263
Commercial and industrial	4,133	2,390
Consumer	—	—
Leases	9	21
Total	$10,244	$10,096

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $661 thousand and $572 thousand of purchased credit-impaired loans as of December 31, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition.

    The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	December 31, 2015	December 31, 2014
Non-accrual originated loans and leases:
Commercial mortgage	$279	$—
Home equity lines and loans	1,788	904
Residential mortgage	1,964	4,662
Construction	34	263
Commercial and industrial	3,044	1,583
Consumer	—	—
Leases	9	21
Total	$7,118	$7,433

The following table details non-performing acquired portfolio loans(1) as of the dates indicated:

(dollars in thousands)	December 31, 2015	December 31, 2014
Non-accrual acquired loans and leases:
Commercial mortgage	$550	$668
Home equity lines and loans	239	157
Residential mortgage	1,248	1,031
Construction	—	—
Commercial and industrial	1,089	807
Consumer	—	—
Total	$3,126	$2,663

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $661 thousand and $572 thousand of purchased credit-impaired loans as of December 31, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	December 31, 2015	December 31, 2014
Outstanding principal balance	$24,879	$12,491
Carrying amount(1)	$16,846	$9,045

(1)

Includes $699 thousand and $105 thousand of purchased credit-impaired loans as of December 31, 2015 and December 31, 2014, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $661 thousand and $572 thousand of purchased credit-impaired loans as of December 31, 2015 and December 31, 2014, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the twelve months ended December 31, 2015:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2014	$5,357
Accretion	(2,684)
Reclassifications from nonaccretable difference	649
Additions/adjustments	3,132
Disposals	(339)
Balance, December 31, 2015	$6,115

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases							Total
(dollars in thousands)	30 – 59	60 – 89	Over 89			Total Accruing	Nonaccrual	Loans
	Days	Days	Days	Total Past		Loans and	Loans and	and
As of December 31, 2015	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Leases
Commercial mortgage	$1,126	$211	$—	$1,337	$962,093	$963,430	$829	$964,259
Home equity lines and loans	1,596	15	—	1,611	205,835	207,446	2,027	209,473
Residential mortgage	1,923	74	—	1,997	401,195	403,192	3,212	406,404
Construction	—	—	—	—	90,387	90,387	34	90,421
Commercial and industrial	99	39	—	138	520,244	520,382	4,133	524,515
Consumer	20	—	—	20	22,109	22,129	—	22,129
Leases	375	123	—	498	51,280	51,778	9	51,787
	$5,139	$462	$—	$5,601	$2,253,143	$2,258,744	$10,244	$2,268,988

	Accruing Loans and Leases							Total
(dollars in thousands)	30 – 59	60 – 89	Over 89			Total Accruing	Nonaccrual	Loans
	Days	Days	Days	Total Past		Loans and	Loans and	and
As of December 31, 2014	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Leases
Commercial mortgage	$71	$1,185	$—	$1,256	$687,604	$688,860	$668	$689,528
Home equity lines and loans	26	—	—	26	180,995	181,021	1,061	182,082
Residential mortgage	381	123	—	504	307,245	307,749	5,693	313,442
Construction	—	—	—	—	66,004	66,004	263	66,267
Commercial and industrial	390	–	—	390	332,865	333,255	2,390	335,645
Consumer	19	3	—	22	18,458	18,480	—	18,480
Leases	18	17	—	35	46,757	46,792	21	46,813
	$905	$1,328	$—	$2,233	$1,639,928	$1,642,161	$10,096	$1,652,257

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases							Total
(dollars in thousands)	30 – 59	60 – 89	Over 89			Total Accruing	Nonaccrual	Loans
	Days	Days	Days	Total Past		Loans and	Loans and	and
As of December 31, 2015	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Leases
Commercial mortgage	$1,016	$155	$—	$1,171	$771,121	$772,292	$279	$772,571
Home equity lines and loans	1,445	—	—	1,445	167,956	169,401	1,788	171,189
Residential mortgage	1,475	9	—	1,484	313,039	314,523	1,964	316,487
Construction	—	—	—	—	87,121	87,121	34	87,155
Commercial and industrial	—	—	—	—	459,702	459,702	3,044	462,746
Consumer	20	—	—	20	21,914	21,934	—	21,934
Leases	375	123	—	498	51,280	51,778	9	51,787
	$4,331	$287	$—	$4,618	$1,872,133	$1,876,751	$7,118	$1,883,869

	Accruing Loans and Leases							Total
(dollars in thousands)	30 – 59	60 – 89	Over 89			Total Accruing	Nonaccrual	Loans
	Days	Days	Days	Total Past		Loans and	Loans and	and
As of December 31, 2014	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Leases
Commercial mortgage	$—	$1,185	$—	$1,185	$635,915	$637,100	$—	$637,100
Home equity lines and loans	19	—	—	19	163,631	163,650	904	164,554
Residential mortgage	218	123	—	341	271,593	271,934	4,662	276,596
Construction	—	—	—	—	65,943	65,943	263	66,206
Commercial and industrial	119	—	—	119	323,561	323,680	1,583	325,263
Consumer	19	3	—	22	18,449	18,471	—	18,471
Leases	18	17	—	35	46,757	46,792	21	46,813
	$393	$1,328	$—	$1,721	$1,525,849	$1,527,570	$7,433	$1,535,003

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases							Total
(dollars in thousands)	30 – 59	60 – 89	Over 89			Total Accruing	Nonaccrual	Loans
	Days	Days	Days	Total Past		Loans and	Loans and	and
As of December 31, 2015	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Leases
Commercial mortgage	$110	$56	$—	$166	$190,972	$191,138	$550	$191,688
Home equity lines and loans	151	15	—	166	37,879	38,045	239	38,284
Residential mortgage	448	65	—	513	88,156	88,669	1,248	89,917
Construction	—	—	—	—	3,266	3,266	—	3,266
Commercial and industrial	99	39	—	138	60,542	60,680	1,089	61,769
Consumer	—	—	—	—	195	195	—	195
	$808	$175	$—	$983	$381,010	$381,993	$3,126	$385,119

	Accruing Loans and Leases							Total
(dollars in thousands)	30 – 59	60 – 89	Over 89			Total Accruing	Nonaccrual	Loans
	Days	Days	Days	Total Past		Loans and	Loans and	and
As of December 31, 2014	Past Due	Past Due	Past Due	Due	Current	Leases	Leases	Leases
Commercial mortgage	$71	$—	$—	$71	$51,689	$51,760	$668	$52,428
Home equity lines and loans	7	—	—	7	17,364	17,371	157	17,528
Residential mortgage	163	—	—	163	35,652	35,815	1,031	36,846
Construction	—	—	—	—	61	61	—	61
Commercial and industrial	271	—	—	271	9,304	9,575	807	10,382
Consumer	—	—	—	—	9	9	—	9
	$512	$—	$—	$512	$114,079	$114,591	$2,663	$117,254

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the twelve months ended December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2014	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586
Charge-offs	(50)	(774)	(791)	—	(1,220)	(177)	(442)	—	(3,454)
Recoveries	27	98	35	4	35	29	101	—	329
Provision for loan and lease losses	1,274	66	760	(47)	2,261	52	391	(361)	4,396
Balance, December 31, 2015	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

The following table details the roll-forward of the Allowance for the twelve months ended December 31, 2014:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2013	$3,797	$2,204	$2,446	$845	$5,011	$259	$604	$349	$15,515
Charge-offs	(34)	(736)	(461)	—	(415)	(144)	(410)	—	(2,200)
Recoveries	6	19	22	60	98	17	165	—	387
Provision for loan and lease losses	179	430	(271)	462	(161)	106	109	30	884
Balance December 31, 2014	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586

The following table details the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2015 and December 31, 2014:

(dollars in thousands)		Home Equity			Commercial
As of December 31, 2015	Commercial Mortgage	Lines and Loans	Residential Mortgage	Construction	and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$115	$54	$—	$519	$5	$—	$—	$693
Collectively evaluated for impairment	5,199	1,192	1,686	1,324	5,090	137	518	18	15,164
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$4	$184	$—	$448	$32	$—	$—	$668
Collectively evaluated for impairment	3,948	1,913	1,552	1,366	4,085	206	468	379	13,917
Purchased credit-impaired(1)	—	—	—	1	—	—	—	—	1
Total	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2015 and December 31, 2014:

(dollars in thousands)		Home Equity			Commercial
As of December 31, 2015	Commercial Mortgage	Lines and Loans	Residential Mortgage	Construction	and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$349	$1,980	$7,754	$33	$4,240	$30	$—	$14,386
Collectively evaluated for impairment	952,448	207,378	398,635	89,625	515,784	22,099	51,787	2,237,756
Purchased credit-impaired(1)	11,462	115	15	763	4,491	—	—	16,846
Total	$964,259	$209,473	$406,404	$90,421	$524,515	$22,129	$51,787	$2,268,988

As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$97	$1,155	$8,642	$264	$3,460	$31	$—	$13,649
Collectively evaluated for impairment	680,820	180,912	304,773	65,942	331,854	18,449	46,813	1,629,563
Purchased credit-impaired(1)	8,611	15	27	61	331	—	—	9,045
Total	$689,528	$182,082	$313,442	$66,267	$335,645	$18,480	$46,813	$1,652,257

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2015 and December 31, 2014:

(dollars in thousands)		Home Equity			Commercial
As of December 31, 2015	Commercial Mortgage	Lines and Loans	Residential Mortgage	Construction	and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$115	$54	$—	$519	$5	$—	$—	$693
Collectively evaluated for impairment	5,199	1,192	1,686	1,324	5,090	137	518	18	15,164
Total	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$4	$184	$—	$448	$32	$—	$—	$668
Collectively evaluated for impairment	3,948	1,851	1,551	1,366	4,085	206	468	379	13,854
Total	$3,948	$1,855	$1,713	$1,366	$4,533	$238	$468	$379	$14,500

The following table details the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2015 and December 31, 2014:

(dollars in thousands)		Home Equity			Commercial
As of December 31, 2015	Commercial Mortgage	Lines and Loans	Residential Mortgage	Construction	and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$279	$1,832	$4,394	$33	$3,229	$30	$—	$9,797
Collectively evaluated for impairment	772,292	169,357	312,093	87,122	459,517	21,904	51,787	1,874,072
Total	$772,571	$171,189	$316,487	$87,155	$462,746	$21,934	$51,787	$1,883,869

As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$—	$998	$7,211	$264	$2,632	$31	$—	$11,136
Collectively evaluated for impairment	637,100	163,556	269,385	65,942	322,631	18,440	46,813	1,523,867
Total	$637,100	$164,554	$276,596	$66,206	$325,263	$18,471	$46,813	$1,535,003

The following table details the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2015 and December 31, 2014:

(dollars in thousands)		Home Equity			Commercial
As of December 31, 2015	Commercial Mortgage	Lines and Loans	Residential Mortgage	Construction	and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—

As of December 31, 2014
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$22	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	—	62	1	—	—	—	—	—	63
Purchased credit-impaired(1)	—	—	—	1	—	—	—	—	1
Total	$—	$62	$23	$1	$—	$—	$—	$—	$86

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2015 and December 31, 2014:

(dollars in thousands)		Home Equity			Commercial
As of December 31, 2015	Commercial Mortgage	Lines and Loans	Residential Mortgage	Construction	and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$70	$148	$3,360	$—	$1,011	$—	$—	$4,589
Collectively evaluated for impairment	180,156	38,021	86,542	2,503	56,265	195	—	363,684
Purchased credit-impaired(1)	11,462	115	15	763	4,491	—	—	16,846
Total	$191,688	$38,284	$89,917	$3,266	$61,769	$195	$—	$385,119

As of December 31, 2014
Carrying value of loans and leases:
Individually evaluated for impairment	$97	$157	$1,431	$—	$828	$—	$—	$2,513
Collectively evaluated for impairment	43,720	17,356	35,388	—	9,223	9	—	105,696
Purchased credit-impaired(1)	8,611	15	27	61	331	—	—	9,045
Total	$52,428	$17,528	$36,846	$61	$10,382	$9	$—	$117,254

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2015 and December 31, 2014:

 Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Pass	$946,887	$683,549	$88,653	$66,004	$510,040	$329,299	$1,545,580	$1,078,852
Special Mention	7,029	4,364	—	—	1,123	1,149	8,152	5,513
Substandard	10,343	1,615	1,768	263	13,352	5,197	25,463	7,075
Total	$964,259	$689,528	$90,421	$66,267	$524,515	$335,645	$1,579,195	$1,091,440

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Performing	$403,192	$307,749	$207,446	$181,021	$22,129	$18,480	$51,778	$46,792	$684,545	$554,042
Non-performing	3,212	5,693	2,027	1,061	—	—	9	21	5,248	6,775
Total	$406,404	$313,442	$209,473	$182,082	$22,129	$18,480	$51,787	$46,813	$689,793	$560,817

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2015 and December 31, 2014:

 Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Pass	$758,240	$631,911	$86,065	$65,943	$454,454	$319,723	$1,298,759	$1,017,577
Special Mention	7,029	4,364	—	—	1,015	1,149	8,044	5,513
Substandard	7,302	825	1,090	263	7,277	4,391	15,669	5,479
Total	$772,571	$637,100	$87,155	$66,206	$462,746	$325,263	$1,322,472	$1,028,569

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Performing	$314,523	$271,933	$169,401	$163,650	$21,934	$18,471	$51,778	$46,792	$557,636	$500,846
Non-performing	1,964	4,663	1,788	904	—	—	9	21	3,761	5,588
Total	$316,487	$276,596	$171,189	$164,554	$21,934	$18,471	$51,787	$46,813	$561,397	$506,434

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2015 and December 31, 2014:

 Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Pass	$188,647	$51,638	$2,588	$61	$55,586	$9,576	$246,821	$61,275
Special Mention	—	—	—	—	108	—	108	—
Substandard	3,041	790	678	—	6,075	806	9,794	1,596
Total	$191,688	$52,428	$3,266	$61	$61,769	$10,382	$256,723	$62,871

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Total
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Performing	$88,669	$35,816	$38,045	$17,371	$195	$9	126,909	$53,196
Non-performing	1,248	1,030	239	157	—	—	1,487	1,187
Total	$89,917	$36,846	$38,284	$17,528	$195	$9	128,396	$54,383

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	December 31, 2015	December 31, 2014
TDRs included in nonperforming loans and leases	$1,935	$4,315
TDRs in compliance with modified terms	4,880	4,157
Total TDRs	$6,815	$8,472

The following table presents information regarding loan and lease modifications categorized as TDRs for the twelve months ended December 31, 2015:

	For the Twelve Months Ended December 31, 2015
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	4	$2,181	$2,181
Home equity lines and loans	1	22	22
Leases	2	66	66
Total	7	$2,269	$2,269

The following table presents information regarding the types of loan and lease modifications made for the twelve months ended December 31, 2015:

	Number of Contracts
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest
Residential	—	—	2	2	—	—
Home equity lines and loans	—	—	—	1	—	—
Leases	—	—	—	—	2	—
Total	—	—	2	3	2	—

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

The following table presents information regarding defaults of loans during the twelve months ended December 31, 2015 that had previously been modified:

	Number of Contracts	Amount Charged Off	Amount Added to OREO
Home equity lines and loans	1	$130	$—
Residential mortgage	1	198	1,882
Total	2	$328	$1,882

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the twelve months ended December 31, 2015, 2014 and 2013 (purchased credit-impaired loans are not included in the tables):

(dollars in thousands)				Average	Interest	Cash-Basis Interest
As of or for the Twelve Months Ended December 31, 2015	Recorded Investment**	Principal Balance	Related Allowance	Principal Balance	Income Recognized	Income Recognized
Impaired loans with related allowance:
Home equity lines and loans	$115	$115	$115	$125	$4	$—
Residential mortgage	515	527	54	531	23	—
Commercial and industrial	2,011	2,002	519	2,215	49	—
Consumer	30	30	5	31	1	—
Total	2,671	2,674	693	2,902	77	—

Impaired loans* without related allowance:
Commercial mortgage	349	358	—	361	9	—
Home equity lines and loans	1,865	2,447	—	2,605	46	—
Residential mortgage	7,239	8,166	—	8,085	257	—
Construction	33	996	—	1,087	—	—
Commercial and industrial	2,229	3,089	—	4,985	124	—
Total	11,715	15,056	—	17,123	436	—
						—
Grand total	$14,386	$17,730	$693	$20,025	$513	$—

*The table above does not include the recorded investment of $77 thousand of impaired leases without a related allowance for loan and lease losses.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands)				Average	Interest	Cash-Basis Interest
As of or for the Twelve Months Ended December 31, 2014	Recorded Investment**	Principal Balance	Related Allowance	Principal Balance	Income Recognized	Income Recognized
Impaired loans with related allowance:
Home equity lines and loans	$111	$198	$4	$197	$—	$—
Residential mortgage	3,273	3,260	184	3,289	112	—
Commercial and industrial	2,069	2,527	448	2,577	49	—
Consumer	31	32	32	32	1	—
Total	5,484	6,017	668	6,095	162	—

Impaired loans* without related allowance:
Commercial mortgage	97	97	—	103	4	—
Home equity lines and loans	1,044	1,137	—	1,251	12	—
Residential mortgage	5,369	5,794	—	6,210	152	—
Construction	264	1,225	—	1,427	—	—
Commercial and industrial	1,391	1,403	—	1,430	11	—
Total	8,165	9,656	—	10,421	179	—
						—
Grand total	$13,649	$15,673	$668	$16,516	$341	$—

*The table above does not include the recorded investment of $32 thousand of impaired leases without a related allowance for loan and lease losses.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands)				Average	Interest	Cash-Basis Interest
As of or for the Twelve Months Ended December 31, 2013	Recorded Investment**	Principal Balance	Related Allowance	Principal Balance	Income Recognized	Income Recognized
Impaired loans with related allowance:
Home equity lines and loans	$277	$279	$121	$308	$6	$—
Residential mortgage	5,297	5,312	814	5,343	95	—
Commercial and industrial	2,985	3,100	532	3,210	82	—
Consumer	52	54	52	49	3	—
Total	8,611	8,745	1,519	8,910	186	—

Impaired loans* without related allowance:
Commercial mortgage	236	237	—	283	—	—
Home equity lines and loans	1,151	1,159	—	1,252	6	—
Residential mortgage	4,563	4,911	—	5,177	123	—
Construction	1,172	2,134	—	3,452	27	—
Commercial and industrial	1,773	1,954	—	1,979	23	—
Total	8,895	10,395	—	12,143	179	—
						—
Grand total	$17,506	$19,140	$1,519	$21,053	$365	$—

*The table above does not include the recorded investment of $63 thousand of impaired leases without a related allowance for loan and lease losses.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

I. Loan Mark

Loans acquired in mergers and acquisitions are recorded at fair value as of the date of the transaction. This adjustment to the acquired principal amount is referred to as the “Loan Mark”. With the exception of purchased credit impaired loans, for which the Loan Mark is accounted under ASC 310-30, the Loan Mark is amortized or accreted as an adjustment to yield over the lives of the loans. Loans acquired in the Merger had outstanding principal balances of $440.6 million, which were marked to fair value by recording a loan mark of $16.4 million, reducing the recorded investment in portfolio loans acquired in the Merger to $424.2 million.

The following tables detail, for acquired loans, the outstanding principal, remaining loan mark, and recorded investment, by portfolio segment, as of the dates indicated:

(dollars in thousands)	As of December 31, 2015
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$197,532	$(5,844)	$191,688
Home equity lines and loans	40,258	(1,974)	38,284
Residential mortgage	93,230	(3,313)	89,917
Construction	3,807	(541)	3,266
Commercial and industrial	67,181	(5,412)	61,769
Consumer	220	(25)	195
Total	$402,228	$(17,109)	$385,119

(dollars in thousands)	As of December 31, 2014
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$56,605	$(4,177)	$52,428
Home equity lines and loans	18,106	(578)	17,528
Residential mortgage	37,742	(896)	36,846
Construction	85	(24)	61
Commercial and industrial	11,128	(747)	10,381
Consumer	9	—	9
Total	$123,675	$(6,422)	$117,253

Note 6 - Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of foreclosures or deeds in-lieu-of foreclosure. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. As of December 31, 2015 the balance of OREO is comprised of six single-family residential properties.

The summary of the change in other real estate owned, which is included as a component of other assets on the Corporation's Consolidated Balance Sheets, is as follows:

	December 31,
(dollars in thousands)	2015	2014
Balance January 1	$1,147	$855
Additions	2,673	1,763
Capitalized cost	—	—
Impairments	(89)	—
Sales	(1,093)	(1,471)
Balance December 31	$2,638	$1,147

Included in “Additions” in the table above for the twelve months ended December 31, 2015 is $390 thousand of OREO acquired in the Merger.

Note 7 - Premises and Equipment

A. A summary of premises and equipment is as follows:

	December 31,
(dollars in thousands)	2015	2014
Land	$5,306	$5,306
Buildings	24,820	23,997
Furniture and equipment	34,758	27,485
Leasehold improvements	24,596	15,217
Construction in progress	500	1,328
Less: accumulated depreciation	(44,641)	(39,585)
Total	$45,339	$33,748

Depreciation and amortization expense related to the assets detailed in the above table for the years ended December 31, 2015, 2014, and 2013 amounted to $5.1 million, $3.6 million, and $3.0 million, respectively.

B. Future minimum cash rent commitments under various operating leases as of December 31, 2015 are as follows:

(dollars in thousands)
2016	$4,221
2017	4,338
2018	4,411
2019	4,110
2020	4,139
2021 and thereafter	37,522
Total	$58,741

Rent expense on leased premises and equipment for the years ended December 31, 2015, 2014 and 2013 amounted to $5.1 million, $3.3 million, and $2.7 million, respectively.

Note 8 - Mortgage Servicing Rights (“MSR”s)

A. The following summarizes the Corporation’s activity related to MSRs for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Balance, January 1	$4,765	$4,750	$4,491
Additions	1,037	547	1,002
Amortization	(590)	(476)	(740)
Impairment	(70)	(56)	(3)
Balance, December 31	$5,142	$4,765	$4,750
Fair value	$5,726	$5,456	$5,733
Residential mortgage loans serviced for others	$601,939	$590,660	$607,272

B. The following summarizes the Corporation’s activity related to changes in the impairment valuation allowance of MSRs for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Balance, January 1	$(1,604)	$(1,548)	$(1,545)
Impairment	(123)	(97)	(126)
Recovery	53	41	123
Balance, December 31	$(1,674)	$(1,604)	$(1,548)

C. Other MSR Information – At December 31, 2015, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)
Fair value amount of MSRs	$5,726
Weighted average life (in years)	6.4
Prepayment speeds (constant prepayment rate)*	10.2%
Impact on fair value:
10% adverse change	$(198)
20% adverse change	$(384)
Discount rate	10.5%
Impact on fair value:
10% adverse change	$(224)
20% adverse change	$(431)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

At December 31, 2015, 2014 and 2013, the fair value of the MSRs was $5.7 million, $5.5 million, and $5.7 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 9 - Deposits

A. The following table details the components of deposits:

	As of December 31,
(dollars in thousands)	2015	2014
Savings	$187,299	$138,992
NOW accounts*	339,366	278,609
Market rate accounts*	816,938	631,666
Time deposits, less than $100	123,113	74,497
Time deposits, $100 or more	106,140	43,903
Wholesale time deposits	53,185	73,458
Total interest-bearing deposits	1,626,041	1,241,125
Non-interest-bearing deposits	626,684	446,903
Total deposits	$2,252,725	$1,688,028

*	Includes wholesale deposits.

The aggregate amount of deposit and mortgage escrow overdrafts included as loans as of December 31, 2015 and 2014 were $840 thousand and $534 thousand, respectively.

B. The following tables detail the maturities of retail time deposits:

	As of December 31, 2015
(dollars in thousands)	$100 or more	Less than $100
Maturing during:
2016	$89,206	$92,541
2017	9,200	15,738
2018	3,149	6,000
2019	3,346	5,780
2020 and thereafter	1,239	3,054
Total	$106,140	$123,113

C. The following tables detail the maturities of wholesale time deposits:

	As of December 31, 2015
(dollars in thousands)	$100 or more	Less than $100
Maturing during:
2016	$11,712	$335
2017	35,152	—
2018	5,986	—
Total	$52,850	$335

Note 10 - Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings – As of December 31, 2015 and 2014, the Corporation had $94.2 million and $23.8 million of short-term borrowings (original maturity of one year or less), respectively, which consisted of funds obtained from overnight repurchase agreements with commercial customers, an overnight repurchase agreement with a correspondent bank, short-term FHLB advances and overnight federal funds.

A summary of short-term borrowings is as follows:

	As of December 31,
(dollars in thousands)	2015	2014
Repurchase agreements* – commercial customers	$29,156	$23,824
Repurchase agreement** – correspondent bank	5,011	—
Short-term FHLB advances	30,000	—
Overnight federal funds	30,000	—
Total short-term borrowings	$94,167	$23,824

* overnight repurchase agreements with no expiration date

** overnight repurchase agreement, expiring January 2016

The following table sets forth information concerning short-term borrowings:

	As of or Twelve Months Ended December 31,
(dollars in thousands)	2015	2014
Balance at period-end	$94,167	$23,824
Maximum amount outstanding at any month end	$94,167	$28,017
Average balance outstanding during the period	$36,010	$15,602
Weighted-average interest rate:
As of the period-end	0.56%	0.10%
Paid during the period	0.13%	0.11%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances:

As of December 31, 2015 and 2014, the Corporation had $254.9 million and $260.1 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of the long-term FHLB advances:

	As of December 31,
(dollars in thousands)	2015	2014
Within one year	$75,000	$25,535
Over one year through five years	179,863	227,111
Over five years through ten years	—	7,500
Total	$254,863	$260,146

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range*		Weighted Average	Coupon Rate		Balance at December 31,
Description	From	To	Rate	From	To	2015	2014
Fixed amortizing**	N/A	N/A	N/A			$—	$535
Bullet maturity – fixed rate	02/23/16	12/09/20	1.46%	0.58%	2.41%	198,612	193,240
Bullet maturity – variable rate	01/04/16	11/28/17	0.53%	0.43%	0.62%	35,000	45,000
Convertible-fixed	01/03/18	08/20/18	2.94%	2.58%	3.50%	21,251	21,371
Total						$254,863	$260,146

*Maturity range and interest rates refers to December 31, 2015 balances
**Loans from correspondent banks other than FHLB

Included in the table above as of December 31, 2015 and 2014 are $21.3 million and $21.4 million, respectively, of long-term FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of December 31, 2015, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2016. These advances are included in the periods in which they mature, rather than the period in which they are subject to conversion.

C. Other Information –In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $12.9 million at December 31, 2015, and $11.5 million at December 31, 2014. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity (“MBC”) with the FHLB of $1.14 billion as of December 31, 2015 of which the unused capacity was $824.6 million. In addition there were $34.0 million in overnight federal funds line and $131.0 million of Federal Reserve Discount Window capacity.

Note 11 – Subordinated Notes

On August 6, 2015, the Corporation completed the issuance of $30 million in aggregate principal amount of fixed-to-floating rate subordinated notes (the "Notes") due 2025 in a private placement transaction to institutional accredited investors.

The net proceeds of the offering, which totaled $29.5 million, increased Tier 2 regulatory capital and the Corporation intends to use the net proceeds for general corporate purposes including share repurchases, possible acquisitions and organic growth. The debt issuance costs are included as a direct deduction from the debt liability and the costs are amortized to interest expense using the effective interest method.

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

In conjunction with the issuance, the Corporation engaged the Kroll Bond Rating Agency (“KBRA”) to assign a senior unsecured long-term debt rating, a subordinated debt rating and a short-term rating to the Corporation. As a result of their evaluation, KBRA assigned the Corporation a senior unsecured debt rating of A-, a subordinated debt rating of BBB+ and a short-term debt rating of K2.

Note 12 - Derivatives and Hedging Activities

In December 2012, the Corporation entered into a forward-starting interest rate swap (the “Swap”) to hedge the cash flows of a $15 million floating-rate FHLB borrowing. The Swap involves the exchange of the Corporation’s floating rate interest payments on the underlying principal amount. The Swap was designated, and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as hedging instruments, the effective portion of gains or losses is reported as a component of other comprehensive income, and is subsequently reclassified into earnings as an adjustment to interest expense in the periods in which the hedged forecasted transaction affects earnings.

On November 30, 2015, the Corporation elected to terminate the Swap and as a result, as of December 31, 2015, the Corporation held no derivative positions.

The following table details the Corporation’s derivative positions as of the December 31, 2014:

(dollars in thousands)					Current		Fair Value of
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Projected Receive Rate	Pay Fixed Swap Rate	Asset (Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.335%	2.376%	$(39)

For the twelve months ended December 31, 2015, the tax-effected accumulated other comprehensive loss associated with the Swap increased by $372 thousand. For the twelve months ended December 31, 2015, the Corporation reclassified $611 thousand, net of income tax benefit of $214 thousand from accumulated other comprehensive loss into earnings. During the twelve month periods ended December 31, 2014 and 2013, there were no reclassifications of the Swap’s fair value from other comprehensive income to earnings.

Note 13 - Disclosure about Fair Value of Financial Instruments

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

Investment Securities

Fair values for investment securities are generally determined by the Corporation including the use of an independent third party based on market data, utilizing pricing models that vary by asset and incorporate available trade, bid and other market information. The Corporation reviews, annually, the process utilized by its independent third-party valuation service provider. On a quarterly basis, the Corporation tests the validity of the prices provided by the third party by selecting a representative sample of the portfolio and obtaining actual trade results, or if actual trade results are not available, competitive broker pricing. On an annual basis, the Corporation evaluates, for appropriateness, the methodology utilized by the independent third-party valuation service provider.

Loans Held for Sale

The fair value of loans held for sale is based on pricing obtained from secondary markets.

Net Portfolio Loans and Leases

For variable rate loans that reprice frequently and which have no significant change in credit risk, estimated fair values are based on carrying values. Fair values of certain fixed rate mortgage loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and is indicative of an entry price. The estimated fair value of nonperforming loans is based on discounted estimated cash flows as determined by the internal loan review of the Bank or the appraised market value of the underlying collateral, as determined by independent third party appraisers. This technique does not reflect an exit price.

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

Other Assets

Due to their short-term nature, the carrying amounts of accrued interest receivable, income taxes receivable and other investments approximate their fair value.

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

Subordinated Notes

The fair value of the Notes is estimated by discounting the principal balance using the FHLB yield curve for the term to the call date as the Corporation has the option to call the Notes. The Notes are classified within Level 2 in the fair value hierarchy.

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

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		As of December 31,
		2015		2014
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$143,067	$143,067	$219,269	$219,269
Investment securities - available for sale	See Note 14	348,966	348,966	229,577	229,577
Investment securities - trading	See Note 14	3,950	3,950	3,896	3,896
Loans held for sale	Level 2	8,987	8,987	3,882	3,882
Net portfolio loans and leases	Level 3	2,253,131	2,273,947	1,637,671	1,666,052
Mortgage servicing rights	Level 3	5,142	5,726	4,765	5,456
Other assets	Level 3	30,271	30,271	22,309	22,309
Total financial assets		$2,793,514	$2,814,914	$2,121,369	$2,150,441
Financial liabilities:
Deposits	Level 2	$2,252,725	$2,251,703	$1,688,028	$1,687,409
Short-term borrowings	Level 2	94,167	94,156	23,824	23,824
FHLB advances and other borrowings	Level 2	254,863	254,796	260,146	259,826
Subordinated notes	Level 2	29,479	27,453	—	—
Other liabilities	Level 2	34,052	34,052	29,034	29,034
Total financial liabilities		$2,665,286	$2,662,160	$2,001,032	$2,000,093

*see Note 14 in the Notes to Consolidated Financial Statements for a description of hierarchy levels.

Note 14 - Fair Value Measurement

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at December 31, 2015 and 2014 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring basis as of December 31, 2015:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of U.S. government & agencies	101.5	—	101.5	—
Obligations of state & political subdivisions	42.0	—	42.0	—
Mortgage-backed securities	158.7	—	158.7	—
Collateralized mortgage obligations	29.8	—	29.8	—
Mutual funds	19.2	19.2	—	—
Other debt securities	1.6	—	1.6	—
Total assets measured on a recurring basis at fair value	$352.9	$19.3	$333.6	$—

Fair value of assets measured on a non-recurring basis as of December 31, 2015:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$5.7	$—	$—	$5.7
Impaired loans and leases	13.8	—	—	13.8
OREO	2.6	—	—	2.6

Total assets measured at fair value on a non-recurring basis	$22.1	$—	$—	$22.1

Fair value of assets measured on a recurring basis as of December 31, 2014:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities (available for sale and trading):
Obligations of U.S. government & agencies	$66.9	$—	$66.9	$—
Obligations of state & political subdivisions	29.0	—	29.0	—
Mortgage-backed securities	81.4	—	81.4	—
Collateralized mortgage obligations	34.8	—	34.8	—
Mutual funds	19.5	19.5	—	—
Other debt securities	1.9	—	1.9	—
Total assets measured on a recurring basis at fair value	$233.5	$19.5	$214.0	$—

Fair value of assets measured on a non-recurring basis as of December 31, 2014:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$5.5	$—	$—	$5.5
Impaired loans and leases	13.0	—	—	13.0
OREO	1.1	—	—	1.1

Total assets measured at fair value on a non-recurring basis	$19.6	$—	$—	$19.6

For the twelve months ended December 31, 2015, a net increase of $448 thousand in the Allowance was recorded and for the twelve months ended December 31, 2014, a net decrease of $434 thousand in the Allowance was recorded as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the twelve months ended December 31, 2015.

Note 15 - 401(K) Plan and Other Defined Contribution Plans

The Corporation has a qualified defined contribution plan (the “401(K) Plan”) for all eligible employees, under which the Corporation matches employee contributions up to a maximum of 3.0% of the employee’s base salary. The Corporation’s expenses for the 401(K) Plan were $920 thousand, $846 thousand and $803 thousand in 2015, 2014 and 2013, respectively.

In addition to the matching contribution above, the Corporation provides a discretionary, non-matching employer contribution to the 401(K) Plan. The Corporation’s expense for the non-matching discretionary contribution was $1.3 million, $1.1 million and $1.0 million, for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

On June 28, 2013, the Corporation adopted the Bryn Mawr Bank Corporation Executive Deferred Compensation Plan (the “EDCP”), a non-qualified defined-contribution plan which was restricted to certain senior officers of the Corporation. The intended purpose of the EDCP is to provide deferred compensation to a select group of employees. The Corporation’s expense for the EDCP, for the twelve months ended December 31, 2015, 2014 and 2013 was $164 thousand, $239 thousand and $221 thousand, respectively.

Note 16 - Pension and Postretirement Benefit Plans

A. General Overview – Prior to December 31, 2015, the Corporation had three defined-benefit pension plans comprised of a qualified defined benefit plan (the “QDBP”) which covered all employees over age 20 1/2 who met certain service requirements, and two non-qualified defined-benefit supplemental executive retirement plans (“SERP I” and “SERP II”) which are restricted to certain senior officers of the Corporation.

On May 29, 2015, by unanimous consent, the Board of Directors of the Corporation voted to settle the QDBP. On June 2, 2015, notices were sent to participants informing them of the settlement. Final distributions to participants were completed by December 31, 2015. As a result of the settlement of the QDBP, a loss on pension settlement of $17.4 million was recorded for the twelve months ended December 31, 2015. The settlement of the QDBP eliminates the future earnings volatility associated with this defined-benefits plan.

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

B. Actuarial Assumptions used to determine benefit obligations as of December 31 of the years indicated:

	QDBP		SERP I and SERP II		PRBP
	2015	2014	2015	2014	2015	2014
Discount rate	N/A	3.70%	3.90%	3.70%	3.90%	3.70%
Rate of increase for future compensation	N/A	N/A	N/A	3.50%	N/A	N/A
Expected long-term rate of return on plan assets	N/A	7.50%	N/A	N/A	N/A	N/A

C. Changes in Benefit Obligations and Plan Assets:

	QDBP		SERP I & SERP II		PRBP
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Change in benefit obligations
Benefit obligation at January 1	$44,092	$36,366	$5,079	$4,008	$540	$688
Service cost	—	—	—	61	—	—
Interest cost	1,589	1,640	184	177	18	29
Plan participants contribution	—	—	—	—	46	41
Actuarial loss (gain)	(2,978)	8,629	(178)	979	27	(72)
Settlements	(40,625)	—	—	—	—	—
Benefits paid	(1,909)	(2,543)	(255)	(146)	(138)	(146)
Benefit obligation at December 31	$169	$44,092	$4,830	$5,079	$493	$540
Change in plan assets
Fair value of plan assets at January 1	$43,874	$45,573	$—	$—	$—	$—
Actual return on plan assets	1,140	844	—	—	—	—
Settlements	(40,625)	—	—	—	—	—
Excess assets transferred to defined contribution plan	(2,311)	—	—	—	—	—
Employer contribution	—	—	254	146	92	105
Plan participants’ contribution	—	—	—	—	46	41
Benefits paid	(1,909)	(2,543)	(254)	(146)	(138)	(146)
Fair value of plan assets at December 31	$169	$43,874	$—	$—	$—	$—
Funded status at year end (plan assets less benefit obligations)	$—	$(218)	$(4,830)	$(5,079)	$(493)	$(540)

As indicated in the table above, the excess assets remaining in the settled QDBP were transferred to the Corporation’s defined contribution plan and will serve to defray some of the future costs to fund this plan.

	QDBP		SERP I & SERP II		PRBP
	For the Twelve Months Ended December 31,
Amounts included in the consolidated balance sheet as other assets (liabilities) and accumulated other comprehensive income including the following:	2015	2014	2015	2014	2015	2014
Prepaid benefit cost/(accrued liability)	$—	$17,662	$(3,266)	$(3,274)	$(197)	$(234)
Net actuarial loss	—	(17,880)	(1,564)	(1,805)	(296)	(306)
Prior service cost	—	—	—	—	—	—
Unrecognized net initial obligation	—	—	—	—	—	—
Net included in Other Liabilities in the Consolidated Balance Sheets	$—	$(218)	$(4,830)	$(5,079)	$(493)	$(540)

D. The following tables provide the components of net periodic pension costs for the periods indicated:

QDBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2015	2014	2013
Service cost	$—	$—	$—
Interest cost	1,589	1,640	1,484
Expected return on plan assets	(3,217)	(3,348)	(2,981)
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	1,913	391	1,724
Recognition of net actuarial loss due to settlement	17,377	—	—
Net periodic pension cost (benefit)	$17,662	$(1,317)	$227

SERP I and SERP II Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2015	2014	2013
Service cost	$—	$61	$71
Interest cost	184	177	188
Gain on curtailment	—	—	(690)
Amortization of prior service cost	—	14	31
Recognition of net actuarial loss	63	(33)	78
Net periodic pension cost (benefit)	$247	$219	$(322)

PRBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2015	2014	2013
Service cost	$—	$—	$—
Interest cost	18	29	29
Settlement	—	—	—
Amortization of transition obligation	—	—	—
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	37	61	76
Net periodic pension cost	$55	$90	$105

	For the Twelve Months Ended December 31,
	2015	2014	2013
Discount Rate Used in the Calculation of Periodic Pension Costs	3.70%	4.60%	3.70%

E. Plan Assets:
The information in this section pertains to the assets of the QDBP. The PRBP, SERP I and SERP II are unfunded plans and, as such, have no related plan assets.

As of December 31, 2015, with the exception of $169 thousand to be disbursed in January 2016 to QDBP participants already receiving benefits, all assets of the QDBP were distributed to the participants either in the form of an annuity or as a lump sum payment. The following table details the asset allocation and the QDBP’s policy asset allocation range as of the December 31, 2014:

	2014 Plan Policy Asset Allocation			Percentage of QDBP Plan Assets as of December 31,
	Range			2014
Asset Category
Equity securities(1) (2)	50%	to	65%	70%
Fixed-income investments	10%	to	30%	18%
Alternative investments	0%	to	30%	4%
Cash reserves(2)	1%	to	5%	8%
Total				100%

(1)Includes Bryn Mawr Bank Corporation common stock in the amount of $986 thousand, or 2.3%.

(2)Asset categories that fell outside the asset allocation range prescribed by the plan policy were outside the range on a short-term basis and were often related to the timing of plan funding and subsequent investment. Reallocation was done in order to adhere to the plan’s asset allocation policy

The investment strategy of the QDBP is detailed above. The target ranges were periodically reviewed based on the prevailing market conditions. Any modification to the investment strategy were ratified by the Wealth Management Committee of the Corporation’s Board of Directors. The QDBP was allowed to retain approximately 2.5% of Bryn Mawr Bank Corporation common stock.

The Corporation’s overall investment strategy was to achieve a mix of approximately 60% investments for long-term growth and 40% for production of current income. The target allocations for the QDBP were 60% equity securities comprised of a number of mutual funds managed with differing objectives and styles. The plan also held shares of the Corporation’s common stock. Fixed income obligations included corporate obligations, U.S. Treasury and Agency securities, along with fixed income mutual funds.

In addition, the QDBP invested in alternative investments whose definition is quite broad. Examples of strategies that were deployed included: long/short, global macro, managed futures, event driven, tactical absolute return, master limited partnerships, REITs, etc.

The following table summarizes the fair value of the assets of the QDBP as of December 31, 2014. The fair values were determined by using three broad levels of inputs. See Note 14 for description of these input levels.

The fair value of the QDBP assets measured on a recurring basis as of December 31, 2014:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,590	$3,590	$—	$—
Alternative investments*	2,747	850	1,897	—
Common stocks	986	986	—	—
Equity mutual funds	29,546	29,546	—	—
Bond mutual funds	7,005	7,005	—	—
Total assets measured on a recurring basis at fair value	$43,874	$41,977	$1,897	$—

*Alternative investments include exchange-traded products which are considered Level 1 and hedge fund investments which are considered Level 2.

F. Cash Flows

The following benefit payments, which reflect expected future service, are expected to be paid over the next ten years:

(dollars in thousands)	QDBP	SERP I & SERP II	PRBP
Fiscal year ending
2016	$169	$258	$95
2017	$—	$256	$82
2018	$—	$255	$71
2019	$—	$254	$60
2020	$—	$252	$52
2021-2024	$—	$1,577	$151

Although the QDBP was settled as of December 31, 2015, there remained $169 thousand of assets in the plan as of December 31, 2015. These assets represent the benefits to be distributed to retirees already receiving benefit distributions for the month of January 2016. Retirees who had begun to receive benefit payments prior to the settlement had an annuity established for the continuation of benefit payments. Due to the timing of the settlement of the QDBP, the newly-established annuities were not able to begin disbursing benefit payments until February 2016.

G. Other Pension and Post Retirement Benefit Information

In 2005, the Corporation placed a cap on the future annual benefit payable through the PRBP. This cap is equal to 120% of the 2005 annual benefit.

H. Expected Contribution to be Paid in the Next Fiscal Year

The 2016 expected contribution for the SERP I and SERP II is $258 thousand.

I. Actuarial Losses

As indicated in section C of this footnote, the Corporation’s pension plans had cumulative actuarial losses as of December 31, 2015 that will result in an increase in the Corporation’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses has the effect of increasing the Corporation’s pension costs as shown on the table in section D of this footnote.

Note 17 – Accumulated Other Comprehensive Loss

The following table details the components of accumulated other comprehensive (loss) income for the twelve months ended December 31, 2015, 2014 and 2013:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for-Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$3,164	$(23)	$(13,219)	$(10,078)
Net change	(4,021)	766	7,768	4,513
Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)

Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)
Net change	2,173	(768)	(7,544)	(6,139)
Balance, December 31, 2014	$1,316	$(25)	$(12,995)	$(11,704)

Balance, December 31, 2014	$1,316	$(25)	$(12,995)	$(11,704)
Net change	(542)	25	11,809	11,292
Balance, December 31, 2015	$774	$—	$(1,186)	$(412)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss for the twelve month periods ended December 31, 2015, 2014 and 2013:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	For The Twelve Months Ended December 31,
Description of Accumulated Other Comprehensive Loss Component	2015	2014	2013	Affected Income Statement Category
Net unrealized gain on investment securities available for sale:
Realization of gain (loss) on sale of investment securities available for sale	$931	$471	$(8)	Net gain (loss) on sale of available for sale investment securities
	(326)	(165)	3	Less: income tax (expense) benefit
	$605	$306	$(5)	Net of income tax

Cash flow hedge:
Realized loss on cash flow hedge	$(611)	$—	$—	Other operating expenses
	214	—	—	Less: income tax benefit
	(397)	—	—	Net of income tax
Unfunded pension liability:
Amortization of net loss included in net periodic pension costs	$2,013	$419	$1,878	Employee benefits
Settlement of pension plan settlement	17,377	—	—	Loss on pension plan settlement
Amortization of prior service cost included in net periodic pension costs*	—	14	31	Employee benefits
Gain on curtailment of SERP II	—	—	(690)	Net gain on curtailment of nonqualified pension plan
	19,390	433	1,219	Total expense before income tax benefit
	6,787	152	427	Less: income tax benefit
	$12,603	$281	$792	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 16 - Pension and Other Post-Retirement Benefit Plans.

Note 18 - Income Taxes

A. Components of Net Deferred Tax Asset:

	December 31,
(dollars in thousands)	2015	2014
Deferred tax assets:
Loan and lease loss reserve	$5,872	$5,445
Other reserves	5,509	788
Net operating loss carry-forward	927	1,384
Alternative minimum tax credits	567	567
Unrealized depreciation of derivative used for cash flow hedge	—	14
Defined benefit plans	1,851	8,227
Total deferred tax asset	14,726	16,425
Deferred tax liabilities:
Other reserves	461	363
QDBP	—	6,182
Originated MSRs	1,800	1,668
Amortizing fair value adjustments	911	294
Unrealized appreciation of available for sale securities	417	709
Total deferred tax liability	3,589	9,216
Total net deferred tax asset	$11,137	$7,209

Not included in the table above is a $157 thousand deferred tax asset for state taxes related to net operating losses of our leasing subsidiary as of December 31, 2015, for which we have recorded a 100% valuation allowance. These state net operating losses will expire between 2023 and 2035. As a result of the Merger, deferred tax assets were increased by $7.2 million related to purchase accounting adjustments and net deferred tax assets carried over from CBH.

B. The provision (benefit) for income taxes consists of the following:

(dollars in thousands)	2015	2014	2013
Current	$12,006	$12,655	$11,391
Deferred	(2,834)	2,350	1,195
Total	$9,172	$15,005	$12,586

C. Applicable income taxes differed from the amount derived by applying the statutory federal tax rate to income as follows:

(dollars in thousands)	2015	Tax Rate	2014	Tax Rate	2013	Tax Rate
Computed tax expense at statutory federal rate	$9,074	35.0%	$14,997	35.0%	$12,960	35.0%
Tax-exempt income	(622)	(2.4)	(401)	(0.9)	(414)	(1.1)
State tax (net of federal tax benefit)	299	1.2	215	0.5	218	0.6
Non-deductible merger expense	105	0.4	105	0.2	—	—
Other, net	316	1.2	89	0.2	(178)	(0.5)
Total income tax expense	$9,172	35.4%	$15,005	35.0%	$12,586	34.0%

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

There were no reserves for uncertain tax positions recorded during the twelve months ended December 31, 2015, 2014 or 2013.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2012.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in 2015.

As of December 31, 2015, the Corporation has net operating loss carry-forwards for federal income tax purposes of $2.6 million, related to the FKF merger, which are available to offset future federal taxable income through 2030. In addition, the Corporation has alternative minimum tax credits of $567 thousand, which are available to reduce future federal regular income taxes over an indefinite period. The Corporation has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to these amounts.

As a result of the July 1, 2010 merger with FKF, the Corporation succeeded to certain tax bad debt reserves that existed at FKF as of June 30, 2010. As of December 31, 2015, the Corporation had unrecognized deferred income taxes of $2.5 million with respect to these reserves. These reserves could be recognized as taxable income and create a current and/or deferred tax liability at the income tax rates then in effect if one of the following conditions occurs: (1) the Bank’s retained earnings represented by this reserve are used for distributions, in liquidation, or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

Note 19 - Stock –Based Compensation

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

In connection with the Merger, 181,256 fully vested options which had been granted to former CBH employees and directors were assumed by the Corporation.

The following table summarizes the remaining shares authorized to be granted for options, RSAs and PSAs:

Shares Authorized for Grant
Balance, December 31, 2012	292,781
Grants of RSUs	(6,665)
Grants of PSUs	(75,367)
Expiration of unexercised options	900
Forfeitures of RSAs and RSUs	3,681
Forfeitures of PSAs and PSUs	1,575
Balance, December 31, 2013	216,905
Shares authorized for grant under non-shareholder approved plans	47,368
Grants of RSUs	(16,456)
Grants of PSUs	(71,184)
Expiration of unexercised options	1,750
Forfeitures of RSAs and RSUs	2,560
Forfeitures of PSAs and PSUs	1,900
Balance, December 31, 2014	182,843
Shares authorized for grant under shareholder approved plans	500,000
Grants of RSUs	(24,514)
Grants of PSUs	(92,474)
Expiration of unexercised options	3,180
Non-vesting PSAs*	25,929
Forfeitures of PSAs and PSUs	22,801
Balance, December 31, 2015	617,765

* Non-vesting PSAs represent PSAs that did not meet their performance criteria, and were therefore cancelled and are available for future grant.

B. Fair Value of Options Granted

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants issued during:

	2015*	2014*	2013
Expected dividend yield	N/A	N/A	2.6%
Expected volatility of Corporation’s stock	N/A	N/A	24.0%
Risk-free interest rate	N/A	N/A	3.7%
Expected life in years	N/A	N/A	7.0
Weighted average fair value of options granted	N/A	N/A	$4.83

*no options were granted in 2015 or 2014

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

C. Other Stock Option Information – The following table provides information about options outstanding:

	For the Twelve Months Ended December 31,
	2015			2014			2013
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	447,966	$20.94	$4.75	591,086	$20.73	$4.70	783,476	$20.40	$4.62
Granted	—	$—	$—	—	$—	$—	12,225	$21.28	$4.83
Assumed in the Merger	181,256	$17.73	$—	—	$—	$—	—	$—	$—
Forfeited	—	$—	$—	—	$—	$—	(650)	$19.65	$4.62
Expired	(3,180)	$21.33	$4.84	(1,750)	$22.31	$4.99	(250)	$22.00	$4.90
Exercised	(335,189)	$19.25	$4.62	(141,370)	$20.06	$4.51	(203,715)	$19.49	$4.39
Options outstanding, end of period	290,853	$20.88	$4.85	447,966	$20.94	$4.75	591,086	$20.73	$4.70

The following table provides information related to options as of December 31, 2015:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Options Outstanding	Remaining Contractual Life (years)	Shares Exercisable	Remaining Contractual Life (years)	Weighted Average Exercise Price*
$10.36	to	$17.95	16,256	2.88	16,256	2.88	$16.09
$17.96	to	$18.30	100,157	3.64	100,157	3.64	$18.27
$18.31	to	$21.87	15,113	6.74	15,113	6.74	$18.92
$21.88	to	$22.03	72,250	1.66	72,250	1.66	$22.00
$22.04	to	$23.97	7,563	1.55	7,563	1.55	$23.19
$23.98	to	$24.27	79,514	2.63	79,514	2.63	$24.27
			290,853	2.94	290,853	2.94	$20.88

*price of exercisable options

The following table provides information about unvested options:

	For the Twelve Months Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	—	$—	30,146	$4.42	80,756	$4.65
Granted	—	$—	—	$—	12,225	$4.83
Assumed in Merger	181,256	$12.94	—	$—	—	$—
Vested	(181,256)	$12.94	(30,146)	$4.42	(62,185)	$4.80
Forfeited	—	$—	—	$—	(650)	$4.62
Unvested options, end of period	—	$—	—	$—	30,146	$4.42

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2015	2014	2013
Proceeds from strike price of value of options exercised	$6,452	$2,836	$3,970
Related tax benefit recognized	515	378	376
Proceeds of options exercised	$6,967	$3,214	$4,346

Intrinsic value of options exercised	$3,615	$1,288	$1,215

The following table provides information about options outstanding and exercisable options:

	As of December 31,
	2015		2014		2013
	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options
Number	290,853	290,853	447,966	447,966	591,086	560,940
Weighted average exercise price	$20.88	$20.88	$20.94	$20.94	$20.73	$20.87
Aggregate intrinsic value	$2,280,288	$2,280,288	$4,640,917	$4,640,917	$5,583,266	$5,224,227
Weighted average contractual term (years)	2.9	2.9	2.7	2.7	3.2	3.1

For the twelve months ended December 31, 2015, the Corporation recognized $3 thousand of expense related to stock options assumed in the Merger. As of December 31, 2015, all compensation expense related to stock options has been recognized.

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

For the twelve months ended December 31, 2015, the Corporation recognized $440 thousand of expense related to the Corporation’s RSAs and RSUs. As of December 31, 2015, there was $853 thousand of unrecognized compensation cost related to RSAs. This cost will be recognized over a weighted average period of 2.3 years.

The following table details the RSAs for the twelve month periods ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31,2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	46,281	$23.17	54,156	$19.36	60,287	$19.05
Granted	24,514	$29.83	16,456	$28.88	6,665	$22.50
Vested	(27,993)	$20.73	(21,771)	$18.21	(9,115)	$19.20
Forfeited	—	$—	(2,560)	$21.48	(3,681)	$20.38
Ending balance	42,802	$28.58	46,281	$23.17	54,156	$19.36

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the vesting period. For the twelve months ended December 31, 2015, there were two separate grants of PSUs. The grant date fair value of each grant was determined independently using the Monte Carlo Simulation, Assumptions used in the Monte Carlo Simulation for the first grant of 40,000 PSUs in February 2015, included expected volatility of 22.81% a risk free rate of interest of 1.03% and a correlation co-efficient of 0.6868. The second grant of 52,474 PSUs in August 2015, assumed expected volatility of 21.43% a risk free rate of interest of 1.08% and a correlation co-efficient of 0.6677.

The Corporation recognized $998 thousand of expense related to the PSAs and PSUs for the twelve months ended December 31, 2015. As of December 31, 2015, there was $1.8 million of unrecognized compensation cost related to PSAs and PSUs. This cost will be recognized over a weighted average period of 2.0 years.

The following table details the PSAs and PSUs for the twelve month periods ending December 31, 2015, 2014 and 2013:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	217,318	$13.41	204,980	$11.90	186,113	$10.62
Granted	92,474	$16.42	71,184	$15.05	75,367	$13.38
Vested	(44,242)	$11.80	(56,946)	$10.07	(54,925)	$9.64
Non-vesting*	(25,929)	$11.80	—	$—	—	$—
Forfeited	(22,801)	$14.75	(1,900)	$12.32	(1,575)	$10.77
Ending balance	216,820	$15.07	217,318	$13.41	204,980	$11.90

* Non-vesting PSAs represent PSAs that did not meet their performance criteria, and were therefore cancelled. The associated expense, however, was incurred over the vesting period.

Note 20 - Earnings per Share

The calculation of basic earnings per share and diluted earnings per share is presented below:

(dollars in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013

Numerator - Net income available to common shareholders	$16,754	$27,843	$24,444
Denominator for basic earnings per share – Weighted average shares outstanding*	17,488,325	13,566,239	13,311,215
Effect of dilutive potential common shares	267,996	294,801	260,395
Denominator for diluted earnings per share – Adjusted weighted average shares outstanding	17,756,321	13,861,040	13,571,610
Basic earnings per share	$0.96	$2.05	$1.84
Diluted earnings per share	$0.94	$2.01	$1.80
Antidilutive shares excluded from computation of average dilutive earnings per share	—	—	—

*excludes restricted stock

All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Note 1-Q – “Summary of Significant Accounting Policies: Earnings per Common Share” for a discussion on the calculation of earnings per share.

Note 21 - Other Operating Income

Components of other operating income for the indicated years ended December 31 include:

(dollars in thousands)	2015	2014	2013
Merchant interchange fees	$1,238	$934	$814
Bank owned life insurance income	783	315	358
Commissions and fees	867	637	578
Safe deposit box rentals	384	389	387
Other investment income	248	142	98
Title insurance income	—	—	192
Rent income	175	164	202
Miscellaneous other income	1,154	502	1,542
Other operating income	$4,849	$3,083	$4,171

Note 22 - Other Operating Expense

Components of other operating expense for the indicated years ended December 31 include:

(dollars in thousands)	2015	2014	2013
Telephone and data lines	$1,704	$1,332	$1,378
FDIC insurance	1,447	1,046	1,063
Temporary help and recruiting	1,362	1,171	1,624
Loan processing	1,285	723	966
Debt prepayment penalty	1,131	526	347
Travel and entertainment	868	725	630
Insurance	770	759	689
MSR amortization and impairment	660	532	743
Stationary and supplies	623	445	508
Director fees	568	443	452
Postage	540	471	515
Outsourced services	508	432	457
Contributions	468	403	355
Dues and subscriptions	441	368	394
Portfolio maintenance	385	389	366
Other taxes	80	51	65
Deferred compensation expense	15	266	906
Miscellaneous other expense	1,643	1,490	1,637
Other operating expense	$14,498	$11,572	$13,095

Note 23 - Related Party Transactions

In the ordinary course of business, the Bank granted loans to principal officers, directors and their affiliates. Loan activity during 2015 and 2014 was as follows:

(dollars in thousands)	2015	2014
Loan balances, beginning of year	$2,874	$3,032
Additions	9,115	—
Amounts collected	(603)	(158)
Loan balances as end of year	$11,386	$2,874

Related party deposits amounted to $3.6 million and $2.8 million at December 31, 2015 and 2014, respectively.

Note 24 - Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2015 were $634.2 million. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credits are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligation under standby letters of credit as of December 31, 2015 was $14.6 million. There were no outstanding bankers’ acceptances as of December 31, 2015.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. For the twelve months ended December 31, 2015 and 2014, there were no make-whole requests presented to or settled by the Corporation. For the twelve months ended December 31, 2013, the Corporation settled two make-whole requests from the secondary market totaling $278 thousand. As of December 31, 2015, there are no pending make-whole requests.

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

As of December 31, 2015, the Corporation had no loans sold with recourse outstanding.

Note 25 - Dividend Restrictions

The Bank is subject to the Pennsylvania Banking Code of 1965 (the “Code”), as amended, and is restricted in the amount of dividends that can be paid to its sole shareholder, the Corporation. The Code restricts the payment of dividends by the Bank to the amount of its net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Board of Governors of the Federal Reserve System. The Bank’s total retained net income for the combined two years ended December 31, 2014 and 2015 was a deficit of $2.1 million. During the twelve months ended December 31, 2015, the Bank issued dividends to the Corporation totaling $33.3 million. Accordingly, the dividend payable by the Bank to the Corporation beginning on January 1, 2016 is limited to net income not yet earned in 2016 less $2.1 million. The amount of dividends paid by the Bank may not exceed a level that reduces capital levels to below levels that would cause the Bank to be considered less than adequately capitalized as detailed in Note 26 – “Regulatory Capital Requirements”.

Note 26 - Regulatory Capital Requirements

A. General Regulatory Capital Information

Both the Corporation and the Bank are subject to various regulatory capital requirements, administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if taken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Beginning in 2015, new regulatory capital reforms, known as Basel III, issued as part of the Dodd-Frank Act began to be phased in. For more information, refer to the “Other Information” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

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

For the twelve months ended December 31, 2015, the Corporation issued 663 shares and raised $20 thousand through the Plan. No RFWs were approved during the twelve months ended December 31, 2015. No other sales of securities were executed under the Shelf Registration Statement during the twelve months ended December 31, 2015.

C. Shares Issued in Mergers and Acquisitions

In connection with the acquisition of CBH, the Corporation issued 3,878,304 common shares, valued at $121.4 million, to former shareholders of CBH. These shares were registered on an S-4 registration statement filed by the Corporation in July 2014.

D. Share Repurchases

For the twelve months ended December 31, 2015, the Corporation repurchased 862,500 shares of Corporation stock through its announced repurchase programs. In addition, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers, in order to cover the statutory income tax withholdings related to such vesting.

E. Regulatory Capital Ratios

As set forth in the following table, quantitative measures have been established to ensure capital adequacy ratios required of both the Corporation and the Bank. Both the Corporation’s and the Bank’s Tier II capital ratios are calculated by adding back a portion of the loan loss reserve to the Tier I capital. As of December 31, 2015 and 2014, the Corporation and the Bank had met all capital adequacy requirements to which they were subject. Federal banking regulators have defined specific capital categories, and categories range from a best of “well capitalized” to a worst of “critically under-capitalized.” Both the Corporation and the Bank were classified as “well capitalized” as of December 31, 2015 and 2014.

The Corporation’s and the Bank’s capital amounts and ratios as of December 31, 2015 and 2014 are presented in the following table:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2015
Total (Tier II) capital to risk weighted assets:
Corporation	$302,236	12.61%	$239,680	10.00%
Bank	$257,716	10.78%	$239,069	10.00%
Tier I capital to risk weighted assets:
Corporation	$256,900	10.72%	$191,716	8.00%
Bank	$241,859	10.12%	$191,193	8.00%
Tier I capital to average assets:
Corporation	$256,900	9.02%	$185,127	6.50%
Bank	$241,859	8.51%	$184,734	6.50%
Common equity Tier I to risk weighted assets
Corporation	$256,900	10.72%	$119,823	5.00%
Bank	$241,859	10.12%	$119,496	5.00%

December 31, 2014
Total (Tier II) capital to risk weighted assets:
Corporation	$217,371	12.86%	$169,071	10.00%
Bank	$207,680	12.32%	$168,557	10.00%
Tier I capital to risk weighted assets:
Corporation	$202,734	11.99%	$101,442	6.00%
Bank	$193,043	11.45%	$101,134	6.00%
Tier I capital to average assets:
Corporation	$202,734	9.54%	$106,306	5.00%
Bank	$193,043	9.09%	$106,173	5.00%

Note 27 - Selected Quarterly Financial Data (Unaudited)

	2015
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$26,754	$26,993	$27,029	$27,766
Interest expense	1,959	1,923	2,196	2,337
Net interest income	24,795	25,070	24,833	25,429
Provision for loan and lease losses	569	850	1,200	1,777
Other income	14,765	14,177	13,350	13,668
Other expense	27,429	25,982	25,403	46,951
Income (loss) before income taxes	11,562	12,415	11,580	(9,631)
Tax expense	4,068	4,296	4,084	(3,276)
Net income (loss)	$7,494	$8,119	$7,496	$(6,355)
Basic earnings (loss) per common share*	$0.43	$0.46	$0.43	$(0.37)
Diluted earnings per common share*	$0.42	$0.45	$0.42	$(0.37)
Dividend declared	$0.19	$0.19	$0.20	$0.20

	2014
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$20,161	$20,941	$20,749	$21,055
Interest expense	1,438	1,499	1,573	1,568
Net interest income	18,723	19,442	19,176	19,487
Provision for loan and lease losses	750	(100)	550	(316
Other income	11,139	12,757	11,543	12,883
Other expense	18,899	20,626	19,961	21,932
Income before income taxes	10,213	11,673	10,208	10,754
Tax expense	3,524	4,069	3,702	3,710
Net income	$6,689	$7,604	$6,506	$7,044
Basic earnings per common share*	$0.50	$0.56	$0.48	$0.52
Diluted earnings per common share*	$0.49	$0.55	$0.47	$0.51
Dividend declared	$0.18	$0.18	$0.19	$0.19

*Earnings per share is computed independently for each period shown. As a result, the sum of the quarters may not equal the total earnings per share for the year.

Note 28 - Parent Company-Only Financial Statements

The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

A. Condensed Balance Sheets

	December 31,
(dollars in thousands)	2015	2014
Assets:
Cash	$37,992	$5,269
Investment securities	404	420
Investments in subsidiaries, as equity in net assets	354,148	236,586
Premises and equipment, net	2,386	2,484
Goodwill	245	245
Other assets	1,704	1,791
Total assets	$396,879	$246,795
Liabilities and shareholders’ equity:
Borrowings	$—	$—
Subordinated notes	29,479	—
Other liabilities	1,689	1,321
Total liabilities	$31,168	$1,321
Common stock, par value $1, authorized 100,000,000 shares issued 20,931,416 shares and 16,742,135 shares as of December 31, 2015 and 2014, respectively, and outstanding 17,071,523 shares and 13,769,336 shares as of December 31, 2015 and 2014, respectively	$20,931	$16,742
Paid-in capital in excess of par value	228,814	100,486
Less common stock in treasury, at cost – 3,859,893 shares and 2,972,799 shares as of December 31, 2015 and 2014, respectively	(58,144)	(31,642)

Accumulated other comprehensive loss, net of deferred income taxes benefit	(412)	(11,704)
Retained earnings	174,522	171,592
Total shareholders’ equity	$365,711	$245,474
Total liabilities and shareholders’ equity	$396,879	$246,795

B. Condensed Statements of Income

	Twelve Months Ended December 31,
(dollars in thousands)	2015	2014	2013
Dividends from subsidiaries	$34,234	$12,160	$8,165
Interest and other income	2,128	2,156	2,062
Total operating income	36,362	14,316	10,227
Expenses	2,140	1,849	1,996
Income before equity in undistributed income of subsidiaries	34,222	12,467	8,231
Equity in undistributed income of subsidiaries	(17,427)	15,480	16,236
Income before income taxes	16,795	27,947	24,467
Income tax expense	41	104	23
Net income	$16,754	$27,843	$24,444

C. Condensed Statements of Cash Flows

	Twelve Months Ended December 31,
(dollars in thousands)	2015	2014	2013
Operating activities:
Net Income	$16,754	$27,843	$24,444
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	17,427	(15,480)	(16,236)
Depreciation and amortization	121	98	98
Stock-based compensation cost	1,441	1,256	1,004
Other, net	508	485	(1,138)
Net cash provided by operating activities	36,251	14,202	8,172
Investing Activities:
Proceeds from sale of available for sale securities	16	—	—
Acquisitions, net of cash acquired	128	—	—
Net cash provided by investing activities	144	—	—
Financing activities:
Dividends paid	(13,837)	(10,189)	(9,297)
Change in other borrowings	—	(7,050)	(2,350)
Proceeds from issuance of subordinated notes	29,456	—	—
Proceeds from sale of treasury stock….	—	79	1,317
Repurchase of treasury stock	(26,546)	(947)	(553)
Proceeds from issuance of common stock	20	72	176
Payment of contingent consideration for business combinations	—	—	(2,100)
Excess tax benefit from stock-based compensation	783	831	708
Proceeds from exercise of stock options	6,452	2,836	3,970
Net cash used by financing activities	(3,672)	(14,368)	(8,129)
Change in cash and cash equivalents	32,723	(166)	43
Cash and cash equivalents at beginning of period	5,269	5,435	5,392
Cash and cash equivalents at end of period	$37,992	$5,269	$5,435

Note 29 - Segment Information

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

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware and Lau Associates are included in the Wealth Management segment of the Corporation since they have similar economic characteristics, products and services to those of the Wealth Management Division of the Corporation. In addition, with the October 1, 2014 acquisition of PCPB and the April 1, 2015 acquisition of RJM, which was merged into PCPB, the Wealth Management Division assumed responsibility for all insurance services of the Corporation. Prior to the PCPB and RJM acquisitions, the Bank’s previous insurance subsidiary, ICBM, was reported through the Banking segment. Any adjustments to prior year figures are immaterial and are not reflected in the table below.

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following table details the Corporation’s segments:

	As of or for the Twelve Months Ended December 31,
	2015			2014			2013
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$100,124	$3	$100,127	$76,825	$3	$76,828	$72,987	$3	$72,990
Less: loan loss provision	4,396	—	4,396	884	—	884	3,575	—	3,575
Net interest income after loan loss provision	95,728	3	95,731	75,941	3	75,944	69,412	3	69,415
Other income:
Fees for wealth management services	—	36,894	36,894	—	36,774	36,774	—	35,184	35,184
Service charges on deposit accounts	2,927	—	2,927	2,578	—	2,578	2,445	—	2,445
Loan servicing and other fees	2,087	—	2,087	1,755	—	1,755	1,845	—	1,845
Net gain on sale of loans	3,022	—	3,022	1,772	—	1,772	4,117	—	4,117
Net gain (loss) on sale of available for sale securities	931	—	931	471	—	471	(8)	—	(8)
Net gain (loss) on sale of other real estate owned	123	—	123	175	—	175	(300)	—	(300)
Insurance commissions	—	3,745	3,745	—	1,210	1,210	651	—	651
Other operating income	6,082	149	6,231	3,419	168	3,587	4,253	168	4,421
Total other income	15,172	40,788	55,960	10,170	38,152	48,322	13,003	35,352	48,355

Other expenses:
Salaries & wages	30,391	14,184	44,575	24,612	12,501	37,113	24,210	12,136	36,346
Employee benefits	7,298	2,907	10,205	4,306	3,034	7,340	5,942	2,890	8,832
Loss on pension plan settlement	17,377	—	17,377	—	—	—	—	—	—
Occupancy and bank premises	8,662	1,643	10,305	5,753	1,552	7,305	5,357	1,505	6,862
Amortization of other intangible assets	1,172	2,655	3,827	276	2,383	2,659	312	2,321	2,633
Professional fees	3,227	126	3,353	2,923	94	3,017	2,246	210	2,456
Other operating expenses	32,150	3,973	36,123	20,457	3,527	23,984	20,080	3,531	23,611
Total other expenses	100,277	25,488	125,765	58,327	23,091	81,418	58,147	22,593	80,740
Segment profit	10,623	15,303	25,926	27,784	15,064	42,848	24,268	12,762	37,030
Intersegment (revenues) expenses*	(422)	422	—	(372)	372	—	(372)	372	—
Pre-tax segment profit after eliminations	$10,201	$15,725	$25,926	$27,412	$15,436	$42,848	$23,896	$13,134	$37,030
% of segment pre-tax profit after eliminations	39.3%	60.7%	100.0%	64.0%	36.0%	100.0%	64.5%	35.5%	100.0%
Segment assets (dollars in millions)	$2,983.2	$47.8	$3,031.0	$2,197.8	$48.7	$2,246.5	$2,020.7	$41.0	$2,061.7

●	Intersegment revenues consist of rental payments, deposit interest and management fees.

Other segment information:

Wealth Management Segment Information

	(dollars in millions)
	December 31, 2015	December 31, 2014
Assets under management, administration, supervision and brokerage	$8,364.8	$7,699.9

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2015 are effective.

•	Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2015, and a report from our independent registered public accounting firm attesting to the effectiveness of our internal controls:

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

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2015, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2015, the Corporation’s system of internal control over financial reporting is effective.

KPMG, LLP, which is the independent registered public accounting firm that audited the financial statements in this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting which can be found below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bryn Mawr Bank Corporation:

We have audited Bryn Mawr Bank Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bryn Mawr Bank Corporation and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Bryn Mawr Bank Corporation and its subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Bryn Mawr Bank Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bryn Mawr Bank Corporation and its subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Philadelphia, Pennsylvania
March 11, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is incorporated by reference to the sections titled “Our Board of Directors,” “Information About our Directors,” “Information About our Executive Officers,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for Item 11 is incorporated by reference to section titled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 is incorporated by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the sections “Independent Registered Public Accounting Firm” and “Audit and Non-Audit Fees” in the 2016 Proxy Statement.

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

2.10

Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 23, 2014

2.11

Stock Purchase Agreement, dated as of August 21, 2014, by and among The Bryn Mawr Trust Company, Donald W. Parker, Edward F. Lee, and Powers Craft Parker & Beard, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

2.12

Amendment to Stock Purchase Agreement, dated as of October 1, 2014, by and among The Bryn Mawr Trust Company, Donald W. Parker, Edward F. Lee, and Powers Craft Parker and Beard, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 3, 2014

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Indenture, dated August 6, 2015, by and between Bryn Mawr Bank Corporation and U.S. Bank National Association, as trustee, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

4.4	Forms of 4.75% Subordinated Note due 2025 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1), incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.1*

Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2**

Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.3*

Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.4*

Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*

Amended and Restated Deferred Payment Plan for Directors of The Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*

Employment Letter Agreement, dated as of April 25, 2014, between the Corporation and Francis J. Leto, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 25, 2014

10.7*

Amendment to 2012 Restricted Stock Agreement, dated August 20, 2014, between Bryn Mawr Bank Corporation and Fredrick C. Peters, II, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on August 21, 2014

10.8*

Amendment to 2013 Restricted Stock Unit Agreement, dated August 20, 2014, between Bryn Mawr Bank Corporation and Fredrick C. Peters, II, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on August 21, 2014

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

10.12**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.13**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

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

10.18**

Bryn Mawr Bank Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan with Request for Waiver Program, effective April 27, 2012, incorporated by reference to the prospectus supplement filed with the SEC on April 27, 2012 pursuant to Rule 424(b)(2) of the Securities Act

10.19**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.20**

First Keystone Financial, Inc. Amended and Restated 1998 Stock Option Plan, as assumed by Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 10.1 of the Corporation’s Post-Effective Amendment No.1 to Form S-4 on Form S-3, filed with the SEC on July 9, 2010

10.21*

Executive Change-of-Control Amended and Restated Severance Agreement, dated September 27, 2010, between the Bryn Mawr Trust Company and Geoffrey L. Halberstadt, incorporated by reference to Exhibit 10.29 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.22**

Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, dated as of January 10, 2011, for Francis J. Leto, incorporated by reference to Exhibit 10.30 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.23

Amendment No. 2 to Stock Purchase Agreement by and between PWMG Bank Holding Company Trust and Bryn Mawr Bank Corporation dated September 29, 2011, incorporated by reference to Exhibit 2.1 of the Corporation's Form 8-K filed with the SEC on October 4, 2011

10.24**

Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

10.25**

Form of Restricted Stock Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.33 of the Corporation’s Form 10-Q filed with the SEC on November 9, 2011

10.26*

Amendment No. 1 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.29 of the Corporation’s Form 10-K filed with the SEC on March 15, 2013

10.27*

Amendment No. 2 to Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective as of January 1, 2013, incorporated by reference to Exhibit 10.30 of the Corporation’s Form 10-K filed with the SEC on March 15, 2013

10.28*

Form of Letter Agreement entered into with certain executive officers of the Corporation in connection with the curtailment of benefits under the Bryn Mawr Bank Corporation Supplemental Employee Retirement Plan for Select Executives, executed December 8, 2008 (SERP II), incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on April 4, 2013

10.29*

Bryn Mawr Bank Corporation Executive Deferred Compensation Plan, effective January 1, 2013, incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-K filed with the SEC on March 14, 2014

10.30*

Retention Bonus Agreement, dated as of June 10, 2013, by and between The Bryn Mawr Trust Company and Francis J. Leto, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on June 14, 2013

10.31**	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based), incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.32**	Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based), incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.33**	Form of Restricted Stock Unit Agreement – Inducement Grant, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.34	Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective April 30, 2015, incorporated by reference to the Corporation’s prospectus supplement filed with the SEC on May 1, 2015 pursuant to Rule 424 (b) under the Securities Act of 1933, as amended

10.35	Letter Agreement and General Release, dated July 17, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on July 17, 2015

10.36	Form of Subordinated Note Purchase Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and the Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.37	Form of Registration Rights Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.38*	Employment Letter Agreement, dated September 8, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.39*	Executive Change-of-Control Severance Agreement, dated as of September 8, 2015, by and between The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.40**	Amended and Restated Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 30, 2015, incorporated by reference to Appendix A of the Corporation’s Proxy Statement on Definitive Schedule 14A filed with the SEC on March 20, 2015

10.41**	Form of Restricted Stock Unit Agreement for Employees (Time-Based Cliff Vesting), incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q filed with the SEC on August 7, 2015

10.42	Continental Bank Holdings, Inc. Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 of the Corporation’s Form S-8 filed with the SEC on January 22, 2015

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2016 Annual Meeting to be held on April 28, 2016, expected to be filed with the SEC on or about March 18, 2016

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Management contract or compensatory plan arrangement.

**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Item 15(c) — Not Applicable

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Bryn Mawr Bank Corporation

By:   /s/ Michael W. Harrington
         Michael W. Harrington
         Chief Financial Officer

Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Britton H. Murdoch	Chairman and Director	March 11, 2016
Britton H. Murdoch

/s/ Francis J. Leto	President and Chief Executive Officer	March 11, 2016
Francis J. Leto	(Principal Executive Officer) and Director

/s/ Michael W. Harrington	Chief Financial Officer	March 11, 2016
Michael W. Harrington	(Principal Financial Officer)

/s/ Michael J. Clement	Director	March 11, 2016
Michael J. Clement

/s/ Andrea F. Gilbert	Director	March 11, 2016
Andrea F. Gilbert

/s/ Wendell F. Holland	Director	March 11, 2016
Wendell F. Holland

/s/ Scott M. Jenkins	Director	March 11, 2016
Scott M. Jenkins

/s/ Jerry L. Johnson	Director	March 11, 2016
Jerry L. Johnson

/s/ David E. Lees	Director	March 11, 2016
David E. Lees

/s/ A. John May, III	Director	March 11, 2016
A. John May, III

/s/ Lynn B. McKee	Director	March 11, 2016
Lynn B. McKee

/s/ Frederick C. Peters II	Director	March 11, 2016
Frederick C. Peters

EXHIBIT INDEX

Exhibit No.	Description and References

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2016 Annual Meeting to be held on April 28, 2016, expected to be filed with the SEC on or about March 18, 2016, and incorporated herein by reference

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith