Form 10-Q
period 2016-03-31
BRYN MAWR BANK CORP
filed 2016-05-06
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

 For Quarter ended March 31, 2016

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

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at May 5, 2016
Common Stock, par value $1	16,807,121

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2016

Index

PART I -	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Financial Statements	Page 3

	Notes to Consolidated Financial Statements	Page 8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 38

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 51

ITEM 4.	Controls and Procedures	Page 51

PART II -	OTHER INFORMATION	Page 52

ITEM 1.	Legal Proceedings	Page 52

ITEM 1A.	Risk Factors	Page 52

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 52

ITEM 3.	Defaults Upon Senior Securities	Page 52

ITEM 4.	Mine Safety Disclosures	Page 52

ITEM 5.	Other Information	Page 52

ITEM 6.	Exhibits	Page 53

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	March 31,	December 31,
(dollars in thousands)	2016	2015
Assets
Cash and due from banks	$15,594	$18,452
Interest bearing deposits with banks	33,954	124,615
Cash and cash equivalents	49,548	143,067
Investment securities available for sale, at fair value (amortized cost of $361,673 and $347,776 as of March 31, 2016 and December 31, 2015 respectively)	365,819	348,966
Investment securities, trading	3,642	3,950
Loans held for sale	7,807	8,987
Portfolio loans and leases, originated	2,015,683	1,883,869
Portfolio loans and leases, acquired	363,158	385,119
Total portfolio loans and leases	2,378,841	2,268,988
Less: Allowance for originated loan and lease losses	(16,817)	(15,857)
Less: Allowance for acquired loan and lease losses	(28)	-
Total allowance for loans and lease losses	(16,845)	(15,857)
Net portfolio loans and leases	2,361,996	2,253,131
Premises and equipment, net	44,712	45,339
Accrued interest receivable	8,205	7,869
Mortgage servicing rights	5,182	5,142
Bank owned life insurance	38,616	38,371
Federal Home Loan Bank stock	12,142	12,942
Goodwill	104,765	104,765
Intangible assets	23,012	23,903
Other investments	8,487	9,460
Other assets	24,314	25,105
Total assets	$3,058,247	$3,030,997
Liabilities
Deposits:
Non-interest-bearing	$643,492	$626,684
Interest-bearing	1,700,550	1,626,041
Total deposits	2,344,042	2,252,725

Short-term borrowings	37,010	94,167
Long-term FHLB advances	249,832	254,863
Subordinated notes	29,491	29,479
Accrued interest payable	1,294	1,851
Other liabilities	31,401	32,201
Total liabilities	2,693,070	2,665,286
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 20,949,369 and 20,931,416 shares as of March 31, 2016 and December 31, 2015, respectively, and outstanding of 16,801,801 and 17,071,523 as of March 31, 2016 and December 31, 2015, respectively	20,949	20,931
Paid-in capital in excess of par value	229,479	228,814
Less: Common stock in treasury at cost - 4,147,568 and 3,859,893 shares as of March 31, 2016 and December 31, 2015, respectively	(66,140)	(58,144)
Accumulated other comprehensive income (loss), net of tax	1,502	(412)
Retained earnings	179,387	174,522
Total shareholders' equity	365,177	365,711
Total liabilities and shareholders' equity	$3,058,247	$3,030,997

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended March 31,
	2016	2015
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$26,696	$25,164
Interest on cash and cash equivalents	46	115
Interest on investment securities:
Taxable	1,351	1,320
Non-taxable	128	135
Dividends	48	20
Total interest income	28,269	26,754
Interest expense:
Interest on deposits	1,076	1,028
Interest on short-term borrowings	17	21
Interest on FHLB advances and other borrowings	908	910
Interest on subordinated notes	366	-
Total interest expense	2,367	1,959
Net interest income	25,902	24,795
Provision for loan and lease losses	1,410	569
Net interest income after provision for loan and lease losses	24,492	24,226
Non-interest income:
Fees for wealth management services	8,832	9,105
Insurance commissions	1,276	1,021
Service charges on deposits	702	712
Loan servicing and other fees	492	591
Net gain on sale of loans	760	808
Net (loss) gain on sale of investment securities available for sale	(15)	810
Net (loss) gain on sale of other real estate owned ("OREO")	(76)	15
Dividends on FHLB and FRB stock	214	615
Other operating income	1,023	1,088
Total non-interest income	13,208	14,765
Non-interest expenses:
Salaries and wages	11,738	10,870
Employee benefits	2,485	2,729
Occupancy and bank premises	2,488	2,466
Furniture, fixtures, and equipment	1,919	1,512
Advertising	284	557
Amortization of intangible assets	891	982
Due diligence, merger-related and merger integration expenses	-	2,501
Professional fees	813	673
Pennsylvania bank shares tax	638	433
Information technology	1,048	702
Other operating expenses	2,747	4,004
Total non-interest expenses	25,051	27,429

Income before income taxes	12,649	11,562
Income tax expense	4,375	4,068
Net income	$8,274	$7,494

Basic earnings per common share	$0.49	$0.43
Diluted earnings per common share	$0.49	$0.42
Dividends declared per share	$0.20	$0.19

Weighted-average basic shares outstanding	16,848,202	17,545,802
Dilutive shares	34,991	357,456
Adjusted weighted-average diluted shares	16,883,193	17,903,258

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2016	2015

Net income	$8,274	$7,494

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains arising during the period, net of tax expense of $1,029 and $983, respectively	1,912	1,828
Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax (benefit) expense of $(6) and $283, respectively	9	(527)
Unrealized investment gains, net of tax expense of $1,046 and $700, respectively	1,921	1,301
Net change in fair value of derivative used for cash flow hedge:
Net unrealized losses arising during the period, net of tax benefit of $0 and $(126), respectively	-	(234)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax (benefit) expense $(4) and $188, respectively	(7)	350
Total other comprehensive income	1,914	1,417

Total comprehensive income	$10,188	$8,911

The accompanying notes are an integral part of the unaudited consolidated financial statements.

 BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2016	2015
Operating activities:
Net Income	$8,274	$7,494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,410	569
Depreciation of fixed assets	1,422	1,137
Net amortization of investment premiums and discounts	779	788
Net loss (gain) on sale of investment securities available for sale	15	(810)
Net gain on sale of loans	(760)	(808)
Stock based compensation cost	403	376
Amortization and net impairment of mortgage servicing rights	219	187
Net accretion of fair value adjustments	(1,124)	(1,461)
Amortization of intangible assets	891	982
Impairment of other real estate owned ("OREO")	-	90
Net loss (gain) on sale of OREO	76	(15)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(245)	(183)
Other, net	(5,340)	3,038
Loans originated for resale	(27,183)	(29,479)
Proceeds from loans sold	28,864	27,783
(Benefit from) provision for deferred income taxes	(60)	677
Excess tax benefit from stock-based compensation	-	(277)
Change in income taxes payable/receivable	2,785	(598)
Change in accrued interest receivable	(336)	189
Change in accrued interest payable	(557)	(134)
Net cash provided by operating activities	9,533	9,545

Investing activities:
Purchases of investment securities available for sale	(45,507)	(22,088)
Proceeds from maturity of investment securities and paydowns of mortgage-related securities	13,955	12,468
Proceeds from sale of investment securities available for sale	65	62,788
Net change in FHLB stock	800	4,963
Proceeds from calls of investment securities	16,795	25,525
Net change in other investments	973	(3,962)
Net portfolio loan and lease originations	(109,322)	(10,194)
Purchases of premises and equipment	(828)	(1,273)
Acquisitions, net of cash acquired	-	16,609
Proceeds from sale of OREO	1,806	279
Net cash (used in) provided by investing activities	(121,263)	85,115

Financing activities:
Change in deposits	91,427	71,907
Change in short-term borrowings	(57,146)	(94,026)
Dividends paid	(3,357)	(3,335)
Change in FHLB advances and other borrowings	(5,000)	(29,749)
Excess tax benefit from stock-based compensation	-	277
Net purchase of treasury stock for deferred compensation plans	-	(6)
Net purchase of treasury stock	(7,996)	-
Proceeds from issuance of common stock	-	16
Proceeds from exercise of stock options	283	2,504
Net cash provided by (used in) financing activities	18,211	(52,412)

Change in cash and cash equivalents	(93,519)	42,248
Cash and cash equivalents at beginning of period	143,067	219,269
Cash and cash equivalents at end of period	$49,548	$261,517

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$1,651	$3,399
Interest	$2,924	$1,798

Non-cash information:
Change in other comprehensive income	$1,914	$1,417
Change in deferred tax due to change in comprehensive income	$1,042	$762
Transfer of loans to other real estate owned	$-	$282
Acquisition of noncash assets and liabilities:
Assets acquired	$-	$726,591
Liabilities assumed	$-	$619,466

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except per share information)
	For the Three Months Ended March 31, 2016
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity

Balance December 31, 2015	20,931,416	$20,931	$228,814	$(58,144)	$(412)	$174,522	$365,711
Net income	-	-	-	-	-	8,274	8,274
Dividends declared, $0.20 per share	-	-	-	-	-	(3,409)	(3,409)
Other comprehensive income, net of tax expense of $1,042	-	-	-	-	1,914	-	1,914
Stock based compensation	-	-	403	-	-	-	403
Excess tax benefit (deficiency) from stock-based compensation	-	-	(3)	-	-	-	(3)
Net purchase of treasury stock	-	-	-	(7,996)	-	-	(7,996)
Common stock issued through share-based awards and options exercises	17,953	18	265	-	-	-	283
Balance March 31, 2016	20,949,369	$20,949	$229,479	$(66,140)	$1,502	$179,387	$365,177

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s Annual Report on Form 10-K for the twelve months ended December 31, 2015 (the “2015 Annual Report”).

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended
	March 31,
(dollars in thousands except per share data)	2016	2015
Numerator:
Net income available to common shareholders	$8,274	$7,494
Denominator for basic earnings per share – weighted average shares outstanding	16,848,202	17,545,802
Effect of dilutive common shares	34,991	357,456
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	16,883,193	17,903,258
Basic earnings per share	$0.49	$0.43
Diluted earnings per share	$0.49	$0.42
Anti-dilutive shares excluded from computation of average dilutive earnings per share	—	—

Note 3 - Business Combinations

Robert J. McAllister Agency, Inc. (“RJM”)

The acquisition of RJM, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on April 1, 2015. The consideration paid by the Corporation was $1.0 million, of which $500 thousand was paid at closing, with five contingent cash payments, not to exceed $100 thousand each, to be payable on each of March 31, 2016, March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. As of March 31, 2016, the first contingent payment, in the amount of $85 thousand became payable and shall be paid within the payment period established by the transaction agreement. The acquisition enhanced the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

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

During the three months ended December 31, 2015, a measurement-period adjustment was made which eliminated the value initially placed on the trade name (and its associated deferred tax liability), as the entity was immediately merged into PCPB.

As of December 31, 2015, the estimates of fair values of the assets acquired and liabilities assumed in the acquisition of RJM were finalized.

Continental Bank Holdings, Inc.

On January 1, 2015, the previously announced merger of Continental Bank Holdings, Inc. (“CBH”) with and into the Corporation, and the merger of Continental Bank with and into the Bank (collectively, the “Merger”) as contemplated by the Agreement and Plan of Merger, by and between CBH and the Corporation, dated as of May 5, 2014 (as amended by the Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, the “Agreement”), were completed. In accordance with the Agreement, the aggregate share consideration paid to CBH shareholders consisted of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock. Shareholders of CBH received 0.45 shares of Corporation common stock for each share of CBH common stock they owned as of the effective date of the Merger. Holders of options to purchase shares of CBH common stock received options to purchase shares of Corporation common stock, converted at the same ratio of 0.45. In addition, $1.3 million was paid to certain warrant holders to cash-out certain warrants. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the date of the Merger. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

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

*includes $507 thousand in loans held for sale

During the measurement period subsequent to the Merger, adjustments to the fair value of the assets acquired and liabilities assumed were related to circumstances that existed prior to the Merger date, but that were not known to the Corporation. The adjustments included reductions in the fair value of certain loans, unrecorded liabilities of CBH, and an immaterial adjustment to the calculation of a favorable lease asset, which reduced its value, along with the associated deferred tax items.

As of December 31, 2015, the estimates of fair values of the assets acquired and liabilities assumed in the Merger were finalized.

Due Diligence, Merger-Related and Merger Integration Expenses

Due diligence, merger-related and merger integration expenses include consultant costs, investment banker fees, contract breakage fees, retention bonuses for severed employees, and salary and wages for redundant staffing involved in the integration of the institutions. The following table details the costs identified and classified as due diligence, merger-related and merger integration costs for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Employee benefits	$—	$94
Furniture, fixtures and equipment	—	20
Information technology	—	239
Professional fees	—	1,193
Salaries and wages	—	480
Other	—	475
Total due diligence and merger-related expenses	$—	$2,501

Note 4 - Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of March 31, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$1	$—	$102
Obligations of the U.S. government and agencies	95,096	1,002	(18)	96,080
Obligations of state and political subdivisions	40,404	203	(12)	40,595
Mortgage-backed securities	180,101	3,056	(30)	183,127
Collateralized mortgage obligations	28,776	334	(4)	29,106
Other investments	17,195	44	(430)	16,809
Total	$361,673	$4,640	$(494)	$365,819

As of December 31, 2015

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$—	$(1)	$100
Obligations of the U.S. government and agencies	101,342	470	(317)	101,495
Obligations of state and political subdivisions	41,892	123	(49)	41,966
Mortgage-backed securities	157,422	1,482	(215)	158,689
Collateralized mortgage obligations	29,756	166	(123)	29,799
Other investments	17,263	38	(384)	16,917
Total	$347,776	$2,279	$(1,089)	$348,966

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of March 31, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$9,985	$(18)	$—	$—	$9,985	$(18)
Obligations of state and political subdivisions	8,013	(9)	1,517	(3)	9,530	(12)
Mortgage-backed securities	9,527	(30)	—	—	9,527	(30)
Collateralized mortgage obligations	—	—	1,169	(4)	1,169	(4)
Other investments	1,953	(200)	11,725	(230)	13,678	(430)
Total	$29,478	$(257)	$14,411	$(237)	$43,889	$(494)

As of December 31, 2015

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$100	$(1)	$—	$—	$100	$(1)
Obligations of the U.S. government and agencies	49,759	(317)	—	—	49,759	(317)
Obligations of state and political subdivisions	18,725	(46)	2,016	(3)	20,741	(49)
Mortgage-backed securities	55,763	(215)	—	—	55,763	(215)
Collateralized mortgage obligations	6,407	(85)	2,436	(38)	8,843	(123)
Other investments	3,945	(238)	11,810	(146)	15,755	(384)
Total	$134,699	$(902)	$16,262	$(187)	$150,961	$(1,089)

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

As of March 31, 2016 and December 31, 2015, securities having fair values of $110.4 million and $128.9 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of March 31, 2016 and December 31, 2015, by contractual maturity, are shown below:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities[1]:
Due in one year or less	$10,605	$10,611	$9,570	$9,574
Due after one year through five years	61,498	61,862	61,368	61,467
Due after five years through ten years	45,292	45,485	53,193	53,070
Due after ten years	19,906	20,519	20,904	21,141
Subtotal	137,301	138,477	145,035	145,252
Mortgage-related securities[1]	208,877	212,233	187,178	188,488
Mutual funds with no stated maturity	15,495	15,109	15,563	15,226
Total	$361,673	$365,819	$347,776	$348,966

1 Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2016 and December 31, 2015, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

Note 5 - Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in mergers and acquisitions. These mergers and acquisitions include the January 2015 acquisition of CBH, the November 2012 transaction with First Bank of Delaware (“FBD”) and the July 2010 acquisition of First Keystone Financial, Inc. (“FKF”). Many of the tables in this footnote are presented for all loans as well as supplemental tables for originated and acquired loans.

A. The table below details all portfolio loans and leases as of the dates indicated:

	March 31, 2016	December 31, 2015
Loans held for sale	$7,807	$8,987
Real estate loans:
Commercial mortgage	$1,044,415	$964,259
Home equity lines and loans	205,896	209,473
Residential mortgage	412,006	406,404
Construction	119,194	90,421
Total real estate loans	1,781,511	1,670,557
Commercial and industrial	523,052	524,515
Consumer	21,427	22,129
Leases	52,851	51,787
Total portfolio loans and leases	2,378,841	2,268,988
Total loans and leases	$2,386,648	$2,277,975
Loans with fixed rates	$1,145,746	$1,103,622
Loans with adjustable or floating rates	1,240,902	1,174,353
Total loans and leases	$2,386,648	$2,277,975
Net deferred loan origination fees included in the above loan table	$(270)	$(70)

    The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

	March 31, 2016	December 31, 2015
Loans held for sale	$7,807	$8,987
Real estate loans:
Commercial mortgage	$863,017	$772,571
Home equity lines and loans	169,708	171,189
Residential mortgage	325,486	316,487
Construction	117,603	87,155
Total real estate loans	1,475,814	1,347,402
Commercial and industrial	465,731	462,746
Consumer	21,287	21,934
Leases	52,851	51,787
Total portfolio loans and leases	2,015,683	1,883,869
Total loans and leases	$2,023,490	$1,892,856
Loans with fixed rates	$981,571	$932,575
Loans with adjustable or floating rates	1,041,919	960,281
Total originated loans and leases	$2,023,490	$1,892,856
Net deferred loan origination fees included in the above loan table	$(270)	$(70)

     The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

	March 31, 2016	December 31, 2015
Real estate loans:
Commercial mortgage	$181,398	$191,688
Home equity lines and loans	36,188	38,284
Residential mortgage	86,520	89,917
Construction	1,591	3,266
Total real estate loans	305,697	323,155
Commercial and industrial	57,321	61,769
Consumer	140	195
Total portfolio loans and leases	363,158	385,119
Total loans and leases	$363,158	$385,119
Loans with fixed rates	$164,175	$171,047
Loans with adjustable or floating rates	198,983	214,072
Total acquired loans and leases	$363,158	$385,119

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Minimum lease payments receivable	$59,480	$58,422
Unearned lease income	(8,898)	(8,919)
Initial direct costs and deferred fees	2,269	2,284
Total	$52,851	$51,787

C. Non-Performing Loans and Leases(1)

The following table details all non-performing portfolio loans and leases as of the dates indicated:

(dollars in thousands)	March 31, 2016	December 31, 2015
Non-accrual loans and leases:
Commercial mortgage	$872	$829
Home equity lines and loans	1,953	2,027
Residential mortgage	2,923	3,212
Construction	12	34
Commercial and industrial	3,822	4,133
Leases	54	9
Total	$9,636	$10,244

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $609 thousand and $661 thousand of purchased credit-impaired loans as of March 31, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition.

    The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	March 31, 2016	December 31, 2015
Non-accrual originated loans and leases:
Commercial mortgage	$280	$279
Home equity lines and loans	1,776	1,788
Residential mortgage	1,876	1,964
Construction	12	34
Commercial and industrial	2,786	3,044
Leases	54	9
Total	$6,784	$7,118

The following table details non-performing acquired portfolio loans(1) as of the dates indicated:

(dollars in thousands)	March 31, 2016	December 31, 2015
Non-accrual acquired loans and leases:
Commercial mortgage	$592	$550
Home equity lines and loans	177	239
Residential mortgage	1,047	1,248
Commercial and industrial	1,036	1,089
Total	$2,852	$3,126

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $609 thousand and $661 thousand of purchased credit-impaired loans as of March 31, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Outstanding principal balance	$23,023	$24,879
Carrying amount(1)	$15,705	$16,846

(1)

Includes $642 thousand and $699 thousand of purchased credit-impaired loans as of March 31, 2016 and December 31, 2015, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $610 thousand and $661 thousand of purchased credit-impaired loans as of March 31, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the three months ended March 31, 2016:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2015	$6,115
Accretion	(720)
Reclassifications from nonaccretable difference	5
Additions/adjustments	68
Disposals	(160)
Balance, March 31, 2016	$5,308

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of March 31, 2016
Commercial mortgage	$656	$—	$—	$656	$1,042,887	$1,043,543	$872	$1,044,415
Home equity lines and loans	221	1,290	—	1,511	202,432	203,943	1,953	205,896
Residential mortgage	1,520	—	—	1,520	407,563	409,083	2,923	412,006
Construction	—	—	—	—	119,182	119,182	12	119,194
Commercial and industrial	2,348	—	—	2,348	516,882	519,230	3,822	523,052
Consumer	15	7	—	22	21,405	21,427	—	21,427
Leases	202	39	—	241	52,556	52,797	54	52,851
	$4,962	$1,336	$—	$6,298	$2,362,907	$2,369,205	$9,636	$2,378,841

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2015
Commercial mortgage	$1,126	$211	$—	$1,337	$962,093	$963,430	$829	$964,259
Home equity lines and loans	1,596	15	—	1,611	205,835	207,446	2,027	209,473
Residential mortgage	1,923	74	—	1,997	401,195	403,192	3,212	406,404
Construction	—	—	—	—	90,387	90,387	34	90,421
Commercial and industrial	99	39	—	138	520,244	520,382	4,133	524,515
Consumer	20	—	—	20	22,109	22,129	—	22,129
Leases	375	123	—	498	51,280	51,778	9	51,787
	$5,139	$462	$—	$5,601	$2,253,143	$2,258,744	$10,244	$2,268,988

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of March 31, 2016
Commercial mortgage	$646	$—	$—	$646	$862,091	$862,737	$280	$863,017
Home equity lines and loans	100	1,290	—	1,390	166,542	167,932	1,776	169,708
Residential mortgage	1,075	—	—	1,075	322,535	323,610	1,876	325,486
Construction	—	—	—	—	117,591	117,591	12	117,603
Commercial and industrial	2,090	—	—	2,090	460,855	462,945	2,786	465,731
Consumer	15	7	—	22	21,265	21,287	—	21,287
Leases	202	39	—	241	52,556	52,797	54	52,851
	$4,128	$1,336	$—	$5,464	$2,003,435	$2,008,899	$6,784	$2,015,683

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2015
Commercial mortgage	$1,016	$155	$—	$1,171	$771,121	$772,292	$279	$772,571
Home equity lines and loans	1,445	—	—	1,445	167,956	169,401	1,788	171,189
Residential mortgage	1,475	9	—	1,484	313,039	314,523	1,964	316,487
Construction	—	—	—	—	87,121	87,121	34	87,155
Commercial and industrial	—	—	—	—	459,702	459,702	3,044	462,746
Consumer	20	—	—	20	21,914	21,934	—	21,934
Leases	375	123	—	498	51,280	51,778	9	51,787
	$4,331	$287	$—	$4,618	$1,872,133	$1,876,751	$7,118	$1,883,869

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of March 31, 2016
Commercial mortgage	$10	$—	$—	$10	$180,796	$180,806	$592	$181,398
Home equity lines and loans	121	—	—	121	35,890	36,011	177	36,188
Residential mortgage	445	—	—	445	85,028	85,473	1,047	86,520
Construction	—	—	—	—	1,591	1,591	—	1,591
Commercial and industrial	258	—	—	258	56,027	56,285	1,036	57,321
Consumer	—	—	—	—	140	140	—	140
	$834	$—	$—	$834	$359,472	$360,306	$2,852	$363,158

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing L oans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2015
Commercial mortgage	$110	$56	$—	$166	$190,972	$191,138	$550	$191,688
Home equity lines and loans	151	15	—	166	37,879	38,045	239	38,284
Residential mortgage	448	65	—	513	88,156	88,669	1,248	89,917
Construction	—	—	—	—	3,266	3,266	—	3,266
Commercial and industrial	99	39	—	138	60,542	60,680	1,089	61,769
Consumer	—	—	—	—	195	195	—	195
	$808	$175	$—	$983	$381,010	$381,993	$3,126	$385,119

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three months ended March 31, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2015	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857
Charge-offs	(110)	(75)	(4)	—	(28)	(34)	(300)	—	(551)
Recoveries	3	4	39	—	3	14	66	—	129
Provision for loan and lease losses	764	(110)	93	578	(139)	(2)	244	(18)	1,410
Balance, March 31, 2016	$5,856	$1,126	$1,868	$1,902	$5,445	$120	$528	$—	$16,845

The following table details the roll-forward of the Allowance for the three months ended March 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2014	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586
Charge-offs	—	(129)	(468)	—	(276)	(35)	(20)	—	(928)
Recoveries	21	4	5	1	21	3	14	—	69
Provision for loan and lease losses	(193)	259	593	5	(293)	51	22	125	569
Balance March 31, 2015	$3,776	$2,051	$1,866	$1,373	$3,985	$257	$484	$504	$14,296

The following table details the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of March 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$74	$—	$519	$5	$—	$—	$598
Collectively evaluated for impairment	5,856	1,126	1,794	1,902	4,926	115	528	—	16,247
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$5,856	$1,126	$1,868	$1,902	$5,445	$120	$528	$—	$16,845
As of December 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$115	$54	$—	$519	$5	$—	$—	$693
Collectively evaluated for impairment	5,199	1,192	1,686	1,324	5,090	137	518	18	15,164
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of March 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$406	$1,906	$7,489	$12	$3,955	$30	$—	$13,798
Collectively evaluated for impairment	1,032,877	203,880	404,505	119,182	514,646	21,397	52,851	2,349,338
Purchased credit-impaired(1)	11,132	110	12	—	4,451	—	—	15,705
Total	$1,044,415	$205,896	$412,006	$119,194	$523,052	$21,427	$52,851	$2,378,841
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$349	$1,980	$7,754	$33	$4,240	$30	$—	$14,386
Collectively evaluated for impairment	952,448	207,378	398,635	89,625	515,784	22,099	51,787	2,237,756
Purchased credit-impaired(1)	11,462	115	15	763	4,491	—	—	16,846
Total	$964,259	$209,473	$406,404	$90,421	$524,515	$22,129	$51,787	$2,268,988

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of March 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$46	$—	$519	$5	$—	$—	$570
Collectively evaluated for impairment	5,856	1,126	1,794	1,902	4,926	115	528	—	16,247
Total	$5,856	$1,126	$1,840	$1,902	$5,445	$120	$528	$—	$16,817
As of December 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$115	$54	$—	$519	$5	$—	$—	$693
Collectively evaluated for impairment	5,199	1,192	1,686	1,324	5,090	137	518	18	15,164
Total	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

The following table details the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of March 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$280	$1,821	$4,297	$12	$2,961	$30	$—	$9,401
Collectively evaluated for impairment	862,737	167,887	321,189	117,591	462,770	21,257	52,851	2,006,282
Total	$863,017	$169,708	$325,486	$117,603	$465,731	$21,287	$52,851	$2,015,683
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$279	$1,832	$4,394	$33	$3,229	$30	$—	$9,797
Collectively evaluated for impairment	772,292	169,357	312,093	87,122	459,517	21,904	51,787	1,874,072
Total	$772,571	$171,189	$316,487	$87,155	$462,746	$21,934	$51,787	$1,883,869

The following table details the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of March 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$28	$—	$—	$—	$—	$—	$28
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$28	$—	$—	$—	$—	$—	$28
As of December 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of March 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$126	$85	$3,192	$—	$994	$—	$—	$4,397
Collectively evaluated for impairment	170,140	35,993	83,316	1,591	51,876	140	—	343,056
Purchased credit-impaired(1)	11,132	110	12	—	4,451	—	—	15,705
Total	$181,398	$36,188	$86,520	$1,591	$57,321	$140	$—	$363,158
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$70	$148	$3,360	$—	$1,011	$—	$—	$4,589
Collectively evaluated for impairment	180,156	38,021	86,542	2,503	56,267	195	—	363,684
Purchased credit-impaired(1)	11,462	115	15	763	4,491	—	—	16,846
Total	$191,688	$38,284	$89,917	$3,266	$61,769	$195	$—	$385,119

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2016 and December 31, 2015:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Pass	$1,031,411	$946,887	$116,552	$88,653	$512,156	$510,040	$1,660,119	$1,545,580
Special Mention	6,996	7,029	—	—	1,118	1,123	8,114	8,152
Substandard	6,008	10,343	2,642	1,768	9,778	13,352	18,428	25,463
Total	$1,044,415	$964,259	$119,194	$90,421	$523,052	$524,515	$1,686,661	$1,579,195

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Performing	$409,083	$403,192	$203,943	$207,446	$21,427	$22,129	$52,797	$51,778	$687,250	$684,545
Non-performing	2,923	3,212	1,953	2,027	—	—	54	9	4,930	5,248
Total	$412,006	$406,404	$205,896	$209,473	$21,427	$22,129	$52,851	$51,787	$692,180	$689,793

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2016 and December 31, 2015:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Pass	$853,077	$758,240	$114,961	$86,065	$460,921	$454,454	$1,428,959	$1,298,759
Special Mention	6,996	7,029	—	—	1,016	1,015	8,012	8,044
Substandard	2,944	7,302	2,642	1,090	3,794	7,277	9,380	15,669
Total	$863,017	$772,571	$117,603	$87,155	$465,731	$462,746	$1,446,351	$1,322,472

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Performing	$323,610	$314,523	$167,931	$169,401	$21,287	$21,934	$52,797	$51,778	$565,625	$557,636
Non-performing	1,876	1,964	1,777	1,788	—	—	54	9	3,707	3,761
Total	$325,486	$316,487	$169,708	$171,189	$21,287	$21,934	$52,851	$51,787	$569,332	$561,397

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2016 and December 31, 2015:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Pass	$178,334	$188,647	$1,591	$2,588	$51,235	$55,586	$231,160	$246,821
Special Mention	—	—	—	—	102	108	102	108
Substandard	3,064	3,041	—	678	5,984	6,075	9,048	9,794
Total	$181,398	$191,688	$1,591	$3,266	$57,321	$61,769	$240,310	$256,723

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Performing	$85,473	$88,669	$36,012	$38,045	$140	$195	$121,625	$126,909
Non-performing	1,047	1,248	176	239	—	—	1,223	1,487
Total	$86,520	$89,917	$36,188	$38,284	$140	$195	$122,848	$128,396

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	March 31, 2016	December 31, 2015
TDRs included in nonperforming loans and leases	$1,756	$1,935
TDRs in compliance with modified terms	4,893	4,880
Total TDRs	$6,649	$6,815

The following table presents information regarding loan and lease modifications categorized as TDRs for the three months ended March 31, 2016:

	For the Three Months Ended March 31, 2016
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	1	$83	$36
Leases	2	67	67
Total	3	$150	$103

The following table presents information regarding the types of loan and lease modifications made for the three months ended March 31, 2016:

	Number of Contracts for the Three Months Ended March 31, 2016
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest	Forgiveness of Principal
Home equity loans and lines	—	—	—	—	—	—	1
Leases	—	—	—	—	2	—	—
Total	—	—	—	—	2	—	1

During the three months ended March 31, 2016, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended March 31, 2016
Impaired loans with related Allowance:
Residential mortgage	$628	$642	$74	$642	$7	$—
Commercial and industrial	1,947	1,966	519	1,990	1	—
Consumer	30	30	5	30	—	—
Total	$2,605	$2,638	$598	$2,662	$8	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$405	$527	$—	$528	$—	$—
Home equity lines and loans	1,906	2,393	—	2,538	1	—
Residential mortgage	6,861	7,707	—	8,134	52	—
Construction	12	974	—	994	—	—
Commercial and industrial	2,009	2,826	—	4,759	1	—
Total	$11,193	$14,427	$—	$16,953	$54	$—

Grand total	$13,798	$17,065	$598	$19,615	$62	$—

(1)	The table above does not include the recorded investment of $122 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended March 31, 2015
Impaired loans with related Allowance:
Home equity lines and loans	$75	$75	$26	$75	$—	$—
Residential mortgage	587	596	65	597	6	—
Commercial and industrial	975	972	103	983	13	—
Consumer	40	40	15	41	—	—
Total	$1,677	$1,683	$209	$1,696	$19	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$94	$94	$—	$100	$—	$—
Home equity lines and loans	963	1,059	—	1,174	1	—
Residential mortgage	7,468	8,360	—	8,728	33	—
Construction	201	1,163	—	1,162	—	—
Commercial and industrial	2,110	2,830	—	2,909	1	—
Total	$10,836	$13,506	$—	$14,073	$35	$—

Grand total	$12,513	$15,189	$209	$15,769	$54	$—

(1)	The table above does not include the recorded investment of $70 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2015
Impaired loans with related allowance:
Home equity lines and loans	$115	$115	$115
Residential mortgage	515	527	54
Commercial and industrial	2,011	2,002	519
Consumer	30	30	5
Total	$2,671	$2,674	$693

Impaired loans(1)(3) without related allowance:
Commercial mortgage	$349	$358	$—
Home equity lines and loans	1,865	2,447	—
Residential mortgage	7,239	8,166	—
Construction	33	996	—
Commercial and industrial	2,229	3,089	—
Total	$11,715	$15,056	$—

Grand total	$14,386	$17,730	$693

(1)	The table above does not include the recorded investment of $77 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

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

(dollars in thousands)	As of March 31, 2016
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$186,893	$(5,495)	$181,398
Home equity lines and loans	38,101	(1,913)	36,188
Residential mortgage	89,743	(3,223)	86,520
Construction	1,588	3	1,591
Commercial and industrial	62,600	(5,279)	57,321
Consumer	164	(24)	140
Total	$379,089	$(15,931)	$363,158

(dollars in thousands)	As of December 31, 2015
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$197,532	$(5,844)	$191,688
Home equity lines and loans	40,258	(1,974)	38,284
Residential mortgage	93,230	(3,313)	89,917
Construction	3,807	(541)	3,266
Commercial and industrial	67,181	(5,412)	61,769
Consumer	220	(25)	195
Total	$402,228	$(17,109)	$385,119

 Note 6 - Deposits

The following table details the components of deposits:

(dollars in thousands)	March 31, 2016	December 31, 2015

Interest-bearing checking accounts	$335,240	$338,861
Money market accounts	773,637	749,726
Savings accounts	190,477	187,299
Wholesale non-maturity deposits	62,454	67,717
Wholesale time deposits	131,145	53,185
Time deposits	207,597	229,253
Total interest-bearing deposits	1,700,550	1,626,041
Non-interest-bearing deposits	643,492	626,684
Total deposits	$2,344,042	$2,252,725

Note 7 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Repurchase agreements* – commercial customers	$22,010	$29,156
Repurchase agreement** – correspondent bank	—	5,011
Short-term FHLB advances	15,000	30,000
Overnight federal funds	—	30,000
Total short-term borrowings	$37,010	$94,167

* overnight repurchase agreements with no expiration date

** overnight repurchase agreement, expired January 2016

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended March 31,
	2016	2015
Balance at period-end	$37,010	$38,372
Maximum amount outstanding at any month-end	38,972	38,534
Average balance outstanding during the period	34,158	55,344
Weighted-average interest rate:
As of period-end	0.27%	0.10%
Paid during the period	0.20%	0.15%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	March 31, 2016	December 31, 2015
Within one year	$75,000	$75,000
Over one year through five years	174,832	179,863
Total	$249,832	$254,863

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted	Coupon Rate(1)		Balance
Description	From	To	Average Rate(1)	From	To	March 31, 2016	December 31, 2015
Bullet maturity – fixed rate	05/19/2016	12/19/2020	1.46%	0.80%	2.41%	$198,612	$198,612
Bullet maturity – variable rate	04/01/2016	11/28/2017	0.76%	0.66%	0.90%	30,000	35,000
Convertible-fixed(2)	01/03/2018	08/20/2018	2.94%	2.58%	3.50%	21,220	21,251
Total						$249,832	$254,863

(1)Maturity range, weighted average rate and coupon rate range refers to March 31, 2016 balances
(2)FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of March 31, 2016, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2016. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of March 31, 2016 the Corporation had a maximum borrowing capacity with the FHLB of approximately $1.14 billion, of which the unused capacity was $846.9 million. In addition, there were unused capacities of $79.0 million in overnight federal funds line, $131.4 million of Federal Reserve Discount Window borrowings and $5.0 million in a revolving line of credit from a correspondent bank as of March 31, 2016. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $12.1 million and $12.9 million as of March 31, 2016 and December 31, 2015, respectively. The carrying amount of the FHLB capital stock approximates its redemption value.

Note 8 – Stock-Based Compensation

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

The following table provides information about options outstanding for the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2015	290,853	$20.88	$5.77
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(15,953)	$17.74	$12.93
Options outstanding, March 31, 2016	274,900	$21.07	$5.35

As of March 31, 2016, there were no unvested stock options.

For the three months ended March 31, 2016, the Corporation did not recognize any expense related to stock options. As of March 31, 2016, there was no unrecognized expense related to stock options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 are detailed below:

(dollars in thousands)	Three Months Ended March 31,
	2016	2015
Proceeds from exercise of stock options	$283	$2,504
Related tax benefit recognized	—	277
Net proceeds of options exercised	$283	$2,781
Intrinsic value of options exercised	$131	$1,391

The following table provides information about options outstanding and exercisable at March 31, 2016:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	274,900	274,900
Weighted average exercise price	$21.06	$21.06
Aggregate intrinsic value	$1,284	$1,284
Weighted average contractual term in years	2.6	2.6

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs, RSUs, PSAs and PSUs under the 2007 LTIP, 2010 LTIP and Amended 2010 LTIP.

RSAs and RSUs

The compensation expense for the RSAs and RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the three months ended March 31, 2016, the Corporation recognized $132 thousand of expense related to the Corporation’s RSAs and RSUs. As of March 31, 2016, there was $780 thousand of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 2.0 years.

The following table details the unvested RSAs and RSUs for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	42,802	$28.58
Granted	2,250	$26.30
Vested	(1,000)	$30.04
Forfeited	—	$—
Ending balance	44,052	$28.43

For the three months ended March 31, 2016, the Corporation recorded a $3 thousand excess tax deficiency related to the vesting of RSAs and RSUs.

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three months ended March 31, 2016, the Corporation recognized $271 thousand of expense related to the PSAs and PSUs. As of March 31, 2016, there was $1.6 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 1.8 years.

For the three months ended March 31, 2016, the Corporation recorded $172 thousand of tax benefit related to the vesting of PSAs and PSUs.

The following table details the unvested PSAs and PSUs for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	216,820	$15.07
Granted	—	—
Vested	—	—
Forfeited	—	—
Ending balance	216,820	$15.07

Note 9 - Pension and Other Post-Retirement Benefit Plans

Prior to the December 2015 settlement of the qualified defined benefits plan (the “QDBP”), the Corporation had three defined benefit pension plans: the QDBP which covered all employees over age 20 1/2 who met certain service requirements, and two non-qualified defined-benefit pension plans (“SERP I” and “SERP II”) which are restricted to certain senior officers of the Corporation.

SERP I provides each participant with the equivalent pension benefit provided by the QDBP on any compensation and bonus deferrals that exceed the IRS limit applicable to the QDBP.

On February 12, 2008, the Corporation amended the QDBP and SERP I to freeze further increases in the defined-benefit amounts to all participants, effective March 31, 2008.

On April 1, 2008, the Corporation added SERP II, a non-qualified defined-benefit plan which was restricted to certain senior officers of the Corporation. Effective January 1, 2013, the Corporation curtailed SERP II, as further increases to the defined-benefit amounts to over 20% of the participants were frozen.

On May 29, 2015, by unanimous consent, the Board of Directors of the Corporation voted to terminate the QDBP. On June 2, 2015, notices were sent to participants informing them of the termination. Final distributions to participants were completed by December 31, 2015.

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	46	46	—	397	4	5
Expected return on plan assets	—	—	—	(804)	—	—
Amortization of prior service costs	—	—	—		—	—
Amortization of net loss	14	16	—	479	10	9
Net periodic benefit cost	$60	$62	$—	$72	$14	$14

QDBP: The QDBP was settled as of December 31, 2015. As such, no contributions were made during the three months ended March 31, 2016.

SERP I and SERP II: The Corporation contributed $65 thousand during the three months ended March 31, 2016, and is expected to contribute an additional $195 thousand to the SERP I and SERP II plans for the remaining nine months of 2016.

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

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware and Lau Associates are included in the Wealth Management segment of the Corporation since they have similar economic characteristics, products and services to those of the Wealth Management Division of the Corporation. Powers Craft Parker and Beard (“PCPB”), which was merged with the Corporation’s existing insurance subsidiary, Insurance Counsellors of Bryn Mawr (“ICBM”), and RJM, which was acquired on April 1, 2015, now operate under the Powers Craft Parker and Beard, Inc. name. The Wealth Management Division has assumed oversight responsibility for all insurance services of the Corporation. Prior to the PCPB and RJM acquisitions, ICBM was reported through the Banking segment. Any adjustments to prior year figures are immaterial and are not reflected in the tables below.

The following tables detail segment information for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$25,901	$1	$25,902	$24,794	$1	$24,795
Less: loan loss provision	1,410	—	1,410	569	—	569
Net interest income after loan loss provision	24,491	1	24,492	24,225	1	24,226
Other income:
Fees for wealth management services	—	8,832	8,832	—	9,105	9,105
Service charges on deposit accounts	702	—	702	712	—	712
Loan servicing and other fees	492	—	492	591	—	591
Net (loss) gain on sale of loans	760	—	760	808	—	808
Net gain on sale of available for sale securities	(15)	—	(15)	810	—	810
Net (loss) gain on sale of other real estate owned	(76)	—	(76)	15	—	15
Insurance commissions	—	1,276	1,276	—	1,021	1,021
Other operating income	1,201	36	1,237	1,662	41	1,703
Total other income	3,064	10,144	13,208	4,598	10,167	14,765

Other expenses:
Salaries & wages	7,897	3,841	11,738	7,407	3,463	10,870
Employee benefits	1,645	840	2,485	1,986	743	2,729
Occupancy & equipment	2,082	406	2,488	2,050	416	2,466
Amortization of intangible assets	220	671	891	341	641	982
Professional fees	799	14	813	654	19	673
Other operating expenses	5,772	864	6,636	8,690	1,019	9,709
Total other expenses	18,415	6,636	25,051	21,128	6,301	27,429
Segment profit	9,140	3,509	12,649	7,695	3,867	11,562
Intersegment (revenues) expenses*	(99)	99	—	(105)	105	—
Pre-tax segment profit after eliminations	$9,041	$3,608	$12,649	$7,590	$3,972	$11,562
% of segment pre-tax profit after eliminations	71.5%	28.5%	100.0%	65.6%	34.4%	100.0%
Segment assets (dollars in millions)	$3,010	$48	$3,058	$2,894	$49	$2,943
*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	March 31, 2016	December 31, 2015
Assets under management, administration, supervision and brokerage:	$9,281.7	$8,364.8

Note 11 - Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Balance, beginning of period	$5,142	$4,765
Additions	259	237
Amortization	(136)	(114)
Recovery	—	—
Impairment	(83)	(73)
Balance, end of period	$5,182	$4,815
Fair value	$5,182	$5,291

As of March 31, 2016 and December 31, 2015, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Fair value amount of MSRs	$5,182	$5,726
Weighted average life (in years)	5.5	6.4
Prepayment speeds (constant prepayment rate)*	12.9	10.2%
Impact on fair value:
10% adverse change	$(219)	$(198)
20% adverse change	$(421)	$(384)
Discount rate	9.55%	10.5%
Impact on fair value:
10% adverse change	$(171)	$(224)
20% adverse change	$(331)	$(431)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

Note 12 - Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates, LLC (“Lau”) in July 2008, FKF in July 2010, the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in May 2011, Davidson Trust Company (“DTC”) in May 2012, the loan and deposit accounts and a branch location of FBD in November 2012, PCPB in October 2014, CBH in January 2015 and RJM in April 2015 are detailed below:

(dollars in thousands)	Balance December 31, 2015	Additions/ Adjustments	Amortization	Balance March 31, 2016	Amortization Period (Years)
Goodwill – Wealth	$20,412	$—	$—	$20,412		Indefinite
Goodwill – Banking	80,783	—	—	80,783		Indefinite
Goodwill – Insurance	3,570	—	—	3,570		Indefinite
Total	$104,765	$—	$—	$104,765
Core deposit intangible	$4,272	$—	$(208)	$4,064		10
Customer relationships	14,384	—	(408)	13,976	10	to	20
Non-compete agreements	2,932	—	(263)	2,669	5	to	10
Trade name	2,165	—	—	2,165		Indefinite
Favorable lease	150	—	(12)	138		5.75
Total	$23,903	$—	$(891)	$23,012
Grand total	$128,668	$—	$(891)	$127,777

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2015 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three months ended March 31, 2016, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2016 and 2015:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for-Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$774	—	(1,186)	(412)
Net change	1,921	—	(7)	1,914
Balance, March 31, 2016	$2,695	—	(1,193)	1,502

Balance, December 31, 2014	$1,316	(25)	(12,995)	(11,704)
Net change	1,301	(234)	350	1,417
Balance, March 31, 2015	$2,617	(259)	(12,645)	(10,287)

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three month periods ended March 31, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Description of Accumulated Other Comprehensive Loss Component	For The Three Months Ended March 31,		Affected Income Statement Category
	2016	2015
Net unrealized gain on investment securities available for sale:
Realization of loss (gain) on sale of investment securities available for sale	$15	$(810)	Net (loss) gain on sale of available for sale investment securities
Less: income tax benefit (expense)	6	(283)	Less: income tax benefit (expense)
Net of income tax	$9	$(527)	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$24	$504	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	—	Employee benefits
Total expense before income tax benefit	24	504	Total expense before income tax benefit
Less: income tax benefit	8	176	Less: income tax benefit
	$16	$328	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pension and Other Post-Retirement Benefit Plans

Note 14 - Shareholders’ Equity

Dividend

On April 28, 2016, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.20 per share payable June 1, 2016 to shareholders of record as of May 10, 2016. During the first quarter of 2016, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.20 per share. This dividend totaled $3.4 million, based on outstanding shares and restricted stock units as of February 2, 2016 of 17,046,680 shares.

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

Options

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the three months ended March 31, 2016, 15,953 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $283 thousand.

Stock Repurchases

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. During the three months ended March 31, 2016, the Corporation repurchased 286,700 shares under the 2015 Program at an average price of $27.80 per share. All share repurchases under the 2015 Program were accomplished in open market transactions. As of March 31, 2016, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300. In addition to the 2015 Program, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by taxing authorities for years before 2012.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three months ended March 31, 2016 or 2015.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at March 31, 2016 and December 31, 2015 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of March 31, 2016:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	96.1	—	96.1	—
Obligations of state & political subdivisions	40.6	—	40.6	—
Mortgage-backed securities	183.1	—	183.1	—
Collateralized mortgage obligations	29.1	—	29.1	—
Mutual funds	18.8	18.8	—	—
Other debt securities	1.7	—	1.7	—
Total assets measured on a recurring basis at fair value	$369.5	$18.9	$350.6	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.2	$—	$—	$5.2
Impaired loans and leases	13.3	—	—	13.3
Other real estate owned (“OREO”)	0.8	—	—	0.8
Total assets measured on a non-recurring basis at fair value	$19.3	$—	$—	$19.3

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of December 31, 2015:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	101.5	—	101.5	—
Obligations of state & political subdivisions	42.0	—	42.0	—
Mortgage-backed securities	158.7	—	158.7	—
Collateralized mortgage obligations	29.8	—	29.8	—
Mutual funds	19.2	19.2	—	—
Other debt securities	1.6	—	1.6	—
Total assets measured on a recurring basis at fair value	$352.9	$19.3	$333.6	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.7	$—	$—	$5.7
Impaired loans and leases	13.8	—	—	13.8
OREO	2.6	—	—	2.6
Total assets measured on a non-recurring basis at fair value	$22.1	$—	$—	$22.1

During the three months ended March 31, 2016, a decrease of $96 thousand was recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three months ended March 31, 2016.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of March 31,		As of December 31
	Fair Value	2016		2015
(dollars in thousands)	Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$49,548	$49,548	$143,067	$143,067
Investment securities, available for sale	See Note 16	365,819	365,819	348,966	348,966
Investment securities, trading	Level 2	3,642	3,642	3,950	3,950
Loans held for sale	Level 2	7,807	7,807	8,987	8,987
Net portfolio loans and leases	Level 3	2,361,996	2,428,307	2,253,131	2,273,947
Mortgage servicing rights	Level 3	5,182	5,182	5,142	5,726
Other assets	Level 3	28,834	28,834	30,271	30,271
Total financial assets		$2,822,828	$2,889,139	$2,793,514	$2,814,914
Financial liabilities:
Deposits	Level 2	$2,344,042	$2,343,771	$2,252,725	$2,251,703
Short-term borrowings	Level 2	37,010	37,011	94,167	94,156
Long-term FHLB advances and other borrowings	Level 2	249,832	251,718	254,863	254,796
Subordinated notes	Level 2	29,491	28,896	29,479	27,453
Other liabilities	Level 2	32,695	32,695	34,052	34,052
Total financial liabilities		$2,693,070	$2,694,091	$2,665,286	$2,662,160

      *See Note 16 for a description of fair value hierarchy levels.

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

FASB ASU 2016-09 (Topic 718), “Improvements to Employee Share-Based Payment Accounting”

ASU 2016-09 was issued in March 2016 as part of FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, (3) tax withholding requirements and cash flow classification. ASU 2016-09 will be effective for fiscal years beginning after December 15, 2016, with early adoption permitted in any interim or annual period, provided that the entire ASU is adopted. The Corporation has not elected to early-adopt ASU 2016-09 and is currently evaluating the effect that the ASU will have on its consolidated financial statements and related disclosures.

FASB ASU 2016-05 (Topic 815), “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”

Issued in March 2016, ASU 2016-05 clarifies that a change in one of the parties to a derivative contract (through novation) that is part of a hedge accounting relationship does not, by itself, require dedesignation of that relationship, as long as all other hedge accounting criteria continue to be met. ASU 2016-05 is effective in interim and annual periods in fiscal years beginning after December 15, 2016. The Corporation is currently evaluating the ASU, however, because the Corporation does not currently employ any hedge accounting relationships, it does not expect the ASU to have a material effect on its consolidated financial statements and related disclosures.

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide community banking, business banking, residential mortgage lending, consumer and commercial lending to customers through its 26 full-service branches and eight limited-hour retirement community offices located throughout the Montgomery, Delaware, Chester and Dauphin counties of Pennsylvania and New Castle county in Delaware. The Corporation and its subsidiaries also provide wealth management and insurance advisory services through its network of Wealth Management and insurance offices located in Bryn Mawr, Devon and Hershey, Pennsylvania as well as Greenville, Delaware. The Corporation’s stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, the Corporation is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. However, there are uncertainties inherent in making these estimates and actual results could differ from these estimates. The Corporation has identified certain areas that require estimates and assumptions, which include the allowance for loan and lease losses (the “Allowance”), the valuation of goodwill and intangible assets, the fair value of investment securities, and the valuation of mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation.

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2015 Annual Report on Form 10-K (the “2015 Annual Report”).

Acquisition of Robert J. McAllister Agency, Inc. (“RJM”)

The acquisition of RJM, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on April 1, 2015. The consideration paid by the Corporation was $1.0 million, of which $500 thousand was paid at closing and five contingent cash payments, not to exceed $100 thousand each, to be payable on each of March 31, 2016, March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. As of March 31, 2016, the first contingent payment, in the amount of $85 thousand became payable and shall be paid within the payment period established by the transaction agreement. The acquisition enhanced the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

Acquisition of Continental Bank Holdings, Inc. (“CBH”)

On January 1, 2015, the previously announced merger (the “Merger” or the “Continental Merger”) of CBH with and into the Corporation, and the merger of Continental Bank with and into The Bryn Mawr Trust Company, the wholly-owned subsidiary of the Corporation (the “Bank”), as contemplated by the Agreement and Plan of Merger, by and between CBH and the Corporation, dated as of May 5, 2014 (as amended by the Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, the “Agreement”), were completed. In accordance with the Agreement, the aggregate share consideration paid to CBH shareholders consisted of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock. Shareholders of CBH received 0.45 shares of Corporation common stock for each share of CBH common stock they owned as of the effective date of the Merger. Holders of options to purchase shares of CBH common stock received options to purchase shares of Corporation common stock, converted at the same ratio of 0.45. In addition, $1,323,000 was paid to certain warrant holders to cash-out certain warrants. The aggregate consideration paid to former CBH shareholders totaled $125.1 million.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2016, as compared to the same period in 2015, and the changes in its financial condition as of March 31, 2016 as compared to December 31, 2015. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●

Net income for the three months ended March 31, 2016 was $8.3 million, an increase of $780 thousand as compared to net income of $7.5 million for the same period in 2015. Diluted earnings per share was $0.49 for the three months ended March 31, 2016 as compared to $0.42 for the same period in 2015.

●

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended March 31, 2016 were 9.22% and 1.12%, respectively, as compared to ROE and ROA of 8.13% and 1.03%, respectively, for the same period in 2015.

●	Tax-equivalent net interest income increased $1.1 million, or 4.5%, to $26.0 million for the three months ended March 31, 2016, as compared to $24.9 million for the same period in 2015.

●

Provision for loan and lease losses (the “Provision”), of $1.4 million for the three months ended March 31, 2016 was an increase of $841 thousand from the $569 thousand Provision recorded for the same period in 2015.

●	Non-interest income of $13.2 million for the three months ended March 31, 2016 decreased $1.6 million, or 10.5%, as compared to $14.8 million for the same period in 2015.

●

Fees for wealth management services and insurance revenue of $8.8 million and $1.3 million, respectively, for the three months ended March 31, 2016 were a decrease of $273 thousand and an increase of $255 thousand, respectively, from the same period in 2015.

●	Non-interest expense of $25.1 million for the three months ended March 31, 2016 decreased $2.4 million, from $27.4 million for the same period in 2015.

Changes in Financial Condition

●	Total assets of $3.06 billion as of March 31, 2016 increased $27.3 million from December 31, 2015.

●	Shareholders’ equity of $365.2 million as of March 31, 2016 decreased $534 thousand from $365.7 million as of December 31, 2015.

●	Total portfolio loans and leases as of March 31, 2016 were $2.38 billion, an increase of $109.9 million from the December 31, 2015 balance.

●

Total non-performing loans and leases of $9.6 million represented 0.41% of portfolio loans and leases as of March 31, 2016 as compared to $10.2 million, or 0.45% of portfolio loans and leases as of December 31, 2015.

●	The $16.8 million Allowance, as of March 31, 2016, represented 0.71% of portfolio loans and leases, as compared to $15.9 million, or 0.70% of portfolio loans and leases as of December 31, 2015.

●	Total deposits of $2.34 billion as of March 31, 2016 increased $91.3 million from $2.25 billion as of December 31, 2015.

●	Wealth Management assets under management, administration, supervision and brokerage as of March 31, 2016 were $9.28 billion, an increase of $916.9 million from December 31, 2015.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2016 and 2015 are shown in the table below:

	Three Months Ended March 31,
	2015	2015
Annualized return on average equity	9.22%	8.13%
Annualized return on average assets	1.12%	1.03%
Tax-equivalent net interest margin	3.87%	3.79%
Basic earnings per share	$0.49	$0.43
Diluted earnings per share	$0.49	$0.42
Dividend per share	$0.20	$0.19
Dividend declared per share to net income per basic common share	40.8%	44.2%

The following table presents certain key period-end balances and ratios as of March 31, 2016 and December 31, 2015:

(dollars in millions, except per share amounts)	March 31, 2016	December 31, 2015
Book value per share	$21.48	$21.40
Tangible book value per share	$13.87	$13.86
Allowance as a percentage of loans and leases	0.71%	0.70%
Tier I capital to risk weighted assets	10.22%	10.72%
Tangible common equity ratio	8.10%	8.17%
Loan to deposit ratio	101.8%	101.1%
Wealth assets under management, administration, supervision and brokerage	$9,281.7	$8,364.8
Portfolio loans and leases	$2,378.8	$2,269.0
Total assets	$3,058.2	$3,031.0
Shareholders’ equity	$365.2	$365.7

The following sections discuss, in detail, the Corporation’s results of operations for the three months ended March 31, 2016, as compared to the same period in 2015, and the changes in its financial condition as of March 31, 2016 as compared to December 31, 2015.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three months ended March 31, 2016 and 2015, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income increased $1.1 million, or 4.5%, to $26.0 million for the three months ended March 31, 2016, as compared to $24.9 million for the same period in 2015. The increase in net interest income between the periods was largely related to the increase in average loans for the three months ended March 31, 2016 as compared to the same period in 2015. Average loans for the first quarter of 2016 increased by $225.7 million from the same period in 2015, while the yield earned on loans decreased by 24 basis points. The increase in average loan balances was accompanied by a $167.6 million decrease in average interest-bearing deposits with banks. Partially offsetting the increase in average loans was a $29.5 million increase in subordinated notes paying interest at 4.99%. The subordinated notes were issued in August 2015.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended March 31,
	2016			2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$39,050	$46	0.47%	$206,694	$115	0.23%
Investment securities - available for sale:
Taxable	316,353	1,397	1.78%	335,208	1,336	1.62%
Non-taxable(3)	40,658	191	1.89%	35,085	203	2.35%
Total investment securities - available for sale	357,011	1,588	1.79%	370,293	1,539	1.69%
Investment securities - trading	3,946	2	0.20%	3,897	4	0.42%
Loans and leases(1)(2)(3)	2,308,584	26,778	4.67%	2,082,882	25,226	4.91%
Total interest-earning assets	2,708,591	28,414	4.22%	2,663,766	26,884	4.09%
Cash and due from banks	16,501			19,092
Allowance for loan and lease losses	(16,239)			(14,866)
Other assets	264,295			250,164
Total assets	$2,973,148			$2,918,156
Liabilities:
Savings, NOW, and market rate accounts	$1,279,630	569	0.18%	$1,252,410	594	0.19%
Wholesale deposits	137,201	233	0.68%	140,120	188	0.54%
Time deposits	216,820	274	0.51%	267,800	246	0.37%
Total interest-bearing deposits	1,633,651	1,076	0.26%	1,660,330	1,028	0.25%
Short-term borrowings	34,158	17	0.20%	55,344	21	0.15%
Long-term FHLB advances and other borrowings	250,015	908	1.46%	266,205	910	1.39%
Subordinated notes	29,482	366	4.99%	—	—	—%
Total borrowings	313,655	1,291	1.66%	321,549	931	1.17%
Total interest-bearing liabilities	1,947,306	2,367	0.49%	1,981,879	1,959	0.40%
Non-interest-bearing deposits	631,047			534,403
Other liabilities	33,923			30,935
Total non-interest-bearing liabilities	664,970			565,338
Total liabilities	2,612,276			2,547,217
Shareholders’ equity	360,872			370,939
Total liabilities and shareholders’ equity	$2,973,148			$2,918,156
Net interest spread			3.73%			3.69%
Effect of non-interest-bearing liabilities			0.14%			0.10%
Tax-equivalent net interest income and margin on earning assets(3)		$26,047	3.87%		$24,925	3.79%
Tax-equivalent adjustment(3)		$145	0.02%		$130	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2016 as compared to the same period in 2015, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2016 Compared to 2015
	Three Months Ended March 31,
(dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$(206)	$137	$(69)
Investment securities	(209)	256	47
Loans and leases	8,422	(6,870)	1,552
Total interest income	$8,007	$(6,477)	$1,530
Interest expense:
Savings, NOW and market rate accounts	$66	$(91)	$(25)
Wholesale deposits	(26)	71	45
Retail time deposits	(222)	250	28
Borrowed funds**	(223)	217	(6)
Subordinated notes	366	—	366
Total interest expense	(39)	447	408
Interest differential	$7,968	$(6,030)	$1,938

*The tax rate used in the calculation of the tax-equivalent income is 35%.

         **Borrowed funds include short-term borrowings and Federal Home Loan Bank advances and other borrowings.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.87% for the three months ended March 31, 2016 was an 8 basis point increase from 3.79% for the same period in 2015. The increase was largely the result of the $167.6 million reduction in low-yielding interest-bearing deposits with banks and the $225.7 million increase in average loans and leases, which had an average yield for the three months ended March 31, 2016 of 4.67%. Partially offsetting the effect of the loan growth on the tax-equivalent interest margin was the $29.5 million increase in average subordinated notes at a rate of 4.99% for the first quarter of 2016 as compared to the same period in 2015. The contribution of fair value mark accretion to the tax equivalent net interest margin accounted for 16 basis points of the margin for the first quarter of 2016 as compared to 22 basis points for the first quarter of 2015.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Net Interest Margin
1st Quarter 2016	4.22%	0.49%	3.73%	0.14%	3.87%
4th Quarter 2015	4.11%	0.48%	3.63%	0.14%	3.77%
3rd Quarter 2015	3.97%	0.45%	3.52%	0.13%	3.65%
2nd Quarter 2015	4.10%	0.40%	3.70%	0.11%	3.81%
1st Quarter 2015	4.09%	0.40%	3.69%	0.10%	3.79%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After March 31, 2016		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2015
	Amount	Percentage	Amount	Percentage
+300 basis points	$4,057	3.81%	$3,128	3.09%
+200 basis points	$2,360	2.22%	$1,637	1.62%
+100 basis points	$662	0.62%	$210	0.21%
-100 basis points	$(2,698)	(2.53)%	$(2,490)	(2.46)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2016 in the +100 basis point scenario, which is similar to the December 31, 2015 simulation. Asset sensitivity table indicates that a 100, 200 or 300 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is slightly more asset sensitive in comparison to December 31, 2015. This is a result of the decline in low interest earning cash balances which was redeployed into higher earning investment and loan assets, but was partially offset by slight increases in funding costs.

The interest rate simulation is an estimate based on assumptions, which are derived from past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic environment and the current extended period of very low interest rates, the reliability of the Corporation’s assumptions in the interest rate simulation model is more uncertain than in other periods. Actual customer behavior may be different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of March 31, 2016:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$31.0	$2.9	$—	$—	$—	$33.9
Investment securities – available for sale	38.7	72.4	169.8	85.0	—	365.9
Investment securities – trading	3.6	—	—	—	—	3.6
Loans and leases(1)	773.9	290.9	971.7	350.1	—	2,386.6
Allowance for loan and lease losses	—	—	—	—	(16.8)	(16.8)
Cash and due from banks	—	—	—	—	15.6	15.6
Other assets	—	—	—	—	269.4	269.4
Total assets	$847.2	$366.2	$1,141.5	$435.1	$268.2	$3,058.2
Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$40.0	$120.1	$170.7	$312.7	$—	$643.5
Savings, NOW and market rate	93.1	279.2	642.9	284.1	—	1,299.3
Time deposits	62.5	—	—	—	—	62.5
Wholesale non-maturity deposits	72.8	69.5	65.1	0.2	—	207.6
Wholesale time deposits	48.7	31.4	51.1	—	—	131.2
Short-term borrowings	37.0	—	—	—	—	37.0
Long-term FHLB advances and other borrowings	40.0	50.0	159.8	—	—	249.8
Subordinated notes	—	—	29.5	—	—	29.5
Other liabilities	—	—	—	—	32.7	32.7
Shareholders’ equity	13.0	39.1	208.6	104.4	—	365.1
Total liabilities and shareholders’ equity	$407.1	$589.3	$1,327.7	$701.4	$32.7	$3,058.2
Interest-earning assets	$847.2	$366.2	$1,141.5	$435.1	$—	$2,790.0
Interest-bearing liabilities	354.1	430.1	948.4	284.3	—	2,016.9
Difference between interest-earning assets and interest-bearing liabilities	$493.1	$(63.9)	$193.1	$150.8	$—	$773.1
Cumulative difference between interest earning assets and interest-bearing liabilities	$493.1	429.2	622.3	773.1	—	773.1
Cumulative earning assets as a % of cumulative interest bearing liabilities	239%	155%	136%	138%		138%

1 Loans include portfolio loans and loans held for sale

The table above indicates that the Corporation is asset-sensitive in the immediate to 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Conversely, if rates decline, net interest income may decline. It should be noted that the gap analysis is only one tool used to measure interest rate sensitivity and should be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at December 31, 2015.

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended March 31, 2016, the Corporation recorded a Provision of $1.4 million as compared to $569 thousand for the same period in 2015. The increase in Provision for the three months ended March 31, 2016 was primarily related to the increased loan volume, as portfolio loans increased by $109.9 million during the first quarter of 2016, as compared to a $12.4 million increase in the first quarter of 2015 (excluding loans acquired in the Continental Merger). Charge-offs for the first quarter of 2016 totaled $422 thousand as compared to $859 thousand for the same period in 2015. For a general discussion of the Allowance, and our policies related thereto, refer to page 34 of the Corporation’s 2015 Annual Report.

Asset Quality and Analysis of Credit Risk

As of March 31, 2016, total nonperforming loans and leases decreased by $608 thousand, to $9.6 million, representing 0.41% of portfolio loans and leases, as compared to $10.2 million, or 0.45% of portfolio loans and leases as of December 31, 2015. The decrease in nonperforming loans and leases resulted from pay-offs or pay-downs of $825 thousand of loans and leases and the return to performing status of $226 thousand of loans and leases which had been nonperforming as of December 31, 2015. Partially offsetting the decreases in nonperforming loans from December 31, 2015 was the addition during the first quarter of 2016 of $435 thousand of new nonperforming loans and leases.

As of March 31, 2016, the Allowance of $16.8 million represented 0.71% of portfolio loans and leases, a one basis point increase from 0.70% as of December 31, 2015. The Allowance on originated portfolio loans, as a percentage of originated portfolio loans, was 0.83% as of March 31, 2016 as compared to 0.84% as of December 31, 2015. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of March 31, 2016, the Corporation had OREO valued at $756 thousand, as compared to $2.6 million as of December 31, 2015. During the three months ended March 31, 2016, a $1.9 million OREO property acquired from a foreclosure during the fourth quarter of 2015 was sold, resulting in a loss on sale of $76 thousand. The balance of OREO as of March 31, 2016 was comprised of five residential properties, four of which are manufactured housing properties acquired in the Continental Merger. All properties are recorded at the lower of cost or fair value less cost to sell.

As of March 31, 2016, the Corporation had $6.6 million of troubled debt restructurings (“TDRs”), of which $4.9 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2015, the Corporation had $6.8 million of TDRs, of which $4.9 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of March 31, 2016, the Corporation had a recorded investment of $13.9 million of impaired loans and leases which included $6.6 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2015 totaled $14.5 million, which included $6.8 million of TDRs. Refer to Note 5H in the Notes to unaudited consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

The Corporation continues to be diligent in its credit underwriting process and proactive with its loan review process, including the engagement of the services of an independent outside loan review firm, which helps identify developing credit issues. Proactive steps that are taken include the procurement of additional collateral (preferably outside the current loan structure) whenever possible and frequent contact with the borrower. The Corporation believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall risk of loss.

Nonperforming Assets and Related Ratios

(dollars in thousands)	March 31, 2016	December 31, 2015
Nonperforming Assets:
Nonperforming loans and leases	$9,636	$10,244
Other real estate owned	756	2,638
Total nonperforming assets	$10,392	$12,882
Troubled Debt Restructures:
TDRs included in non-performing loans	$1,756	$1,935
TDRs in compliance with modified terms	4,893	4,880
Total TDRs	$6,649	$6,815
Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	174.8%	154.8%
Nonperforming loans and leases to total portfolio loans and leases	0.41%	0.45%
Allowance for loan and lease losses to total portfolio loans and leases	0.71%	0.70%
Nonperforming assets to total loans and leases and OREO	0.44%	0.56%
Total portfolio loans and leases	$2,378,841	$2,268,988
Allowance for loan and lease losses	$16,845	$15,857

NON-INTEREST INCOME

Three Months Ended March 31, 2016 Compared to the Same Period in 2015

Non-interest income for the three months ended March 31, 2016 decreased $1.6 million as compared to the same period in 2015. Largely contributing to this decrease was an $825 thousand decrease in net gain on sale of available for sale investment securities, a $401 thousand decrease in dividends on FHLB and FRB stocks and a $273 thousand decrease in fees for wealth management services. During the three months ended March 31, 2016, $80 thousand of available for sale investment securities, related to a rabbi trust, were sold, resulting in a net loss of $15 thousand as compared to the $63.2 million of available for sale investment securities sold during the first quarter of 2015, much of which had been acquired from Continental Bank, and which resulted in a net gain on sale of $810 thousand. The decrease in dividends on FHLB and FRB stocks was related to the $448 thousand special dividend issued by the FHLB in the first quarter of 2015 which was not repeated in 2016. The decrease in wealth revenue largely related to the shifting of the composition of the wealth portfolio to lower-yielding, fixed-fee accounts. Although assets under management administration, supervision and brokerage increased by $1.47 billion from March 31, 2015 to March 31, 2016, the portion of the portfolio which derives its fees from market value changes declined, offset by increases in the lower-yielding fixed-fee accounts. This shift serves to reduce the earnings volatility associated with market movement.

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended March 31,
(dollars in millions)	2016	2015
Residential mortgage loans held in portfolio	$412.0	$379.4
Mortgage originations	$50.4	$35.7
Total mortgage loans sold	$28.4	$27.2
Percent of originated mortgage loans sold	56.3%	76.2%
Percent of sold with servicing-retained	91.6%	90.3%
Percent of sold with servicing-released	8.4%	9.7%
Mortgage servicing rights at period end (“MSRs”)	$5.2	$4.8
Net gain on sale of residential mortgage loans	$0.7	$0.8
Residential mortgage loans serviced for others	$605.4	$592.0

The following table provides details of other operating income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Merchant interchange fees	$408	$297
Commissions and fees	205	130
Bank-owned life insurance (“BOLI”) income	245	183
Safe deposit box rentals	94	93
Other investment income	2	71
Rental income	42	48
Miscellaneous other income	27	266
Other operating income	$1,023	$1,088

NON-INTEREST EXPENSE

Three Months Ended March 31, 2016 Compared to the Same Period in 2015

Non-interest expense for the three months ended March 31, 2016 decreased $2.4 million, to $25.1 million, as compared to $27.4 million for the same period in 2015. Largely accounting for the decrease was a $2.5 million decrease in due diligence, merger-related and merger integration costs, a $273 thousand decrease in advertising expense and a $244 thousand decrease in employee benefits. The merger expense and higher advertising expense during the first quarter of 2015 were related to the January 1, 2015 Continental Merger. The decrease in employee benefits was related to the December 2015 settlement of the corporate pension plan, not only due to the elimination of the recurring pension costs associated with a defined benefits plan, but also due to the excess assets remaining in the plan at settlement. For the three months ended March 31, 2016, excess assets from the settled pension plan were used to reduce 401(k) contribution costs by $300 thousand. Partially offsetting these decreases were increases of $868 thousand in salaries related to staff additions, which included the April 2015 Robert J. McAllister Agency acquisition, the October 2015 formation of the Key Capital Mortgage, Inc. subsidiary, and additions to our lending teams in our residential mortgage operation and our Hershey office, as well as the addition of a number of key senior management positions which had become vacant since the first quarter of 2015.

The following table provides details of other operating expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Debt prepayment penalties	$—	$177
Deferred compensation trust expense	(213)	113
Director fees	185	151
Dues and subscriptions	101	100
FDIC insurance	434	375
Insurance	219	188
Loan processing	323	352
Miscellaneous	160	578
Mortgage servicing rights (“MSR”) amortization	136	114
MSR impairment	83	73
OREO impairment	—	89
Other taxes	9	22
Outsourced services	103	105
Portfolio maintenance	51	101
Postage	141	150
Stationary and supplies	153	187
Swap termination penalties	—	343
Telephone	399	398
Temporary help and recruiting	265	234
Travel and entertainment	198	154
Other operating expense	$2,747	$4,004

INCOME TAXES

Income tax expense for the three months ended March 31, 2016 was $4.4 million, as compared to $4.1 million for the same period in 2015. The tax expense recorded reflects a decrease in the effective tax rate from 35.2% for the first quarter of 2015 to 34.6% for the first quarter of 2016. The decrease in effective tax rate for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily related to non-tax-deductible merger expenses recorded during the first quarter of 2015.

BALANCE SHEET ANALYSIS

Total assets as of March 31, 2016 of $3.06 billion increased $27.3 million from $3.03 billion as of December 31, 2015.

Loans and Leases

The table below compares the portfolio loans and leases outstanding at March 31, 2016 to December 31, 2015:

	March 31, 2016		December 31, 2015		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,044,415	43.9%	$964,259	42.5%	$80,156	8.3%
Home equity lines & loans	205,896	8.7%	209,473	9.2%	(3,577)	(1.7	) %
Residential mortgage	412,006	17.3%	406,404	17.9%	5,602	1.4%
Construction	119,194	5.0%	90,421	4.0%	28,773	31.8%
Commercial and industrial	523,052	22.0%	524,515	23.1%	(1,463)	(0.3	) %
Consumer	21,427	0.9%	22,129	1.0%	(702)	(3.2	) %
Leases	52,851	2.2%	51,787	2.3%	1,064	2.1%
Total portfolio loans and leases	2,378,841	100.0%	2,268,988	100.0%	109,853	4.8%
Loans held for sale	7,807		8,987		(1,180)	(13.1	) %
Total loans and leases	$2,386,648		$2,277,975		$108,673	4.8%

Cash and Investment Securities

As of March 31, 2016, liquidity remained strong as the Corporation had $27.7 million of cash balances at the Federal Reserve and $6.3 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of March 31, 2016 totaled $365.8 million, as compared to $349.0 million as of December 31, 2015. The increase was primarily related to a $24.4 million increase in mortgage-backed securities, partially offset by decreases of $5.4 million and $1.4 million in U.S. government agency securities and municipal securities, respectively.

Deposits, Borrowings and Subordinated Debt

Deposits and borrowings as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$335,240	14.3%	$338,861	15.0%	$(3,621)	(1.1)%
Money market	773,637	33.0%	749,726	33.3%	23,911	3.2%
Savings	190,477	8.1%	187,299	8.3%	3,178	1.7%
Wholesale non-maturity deposits	62,454	2.7%	67,717	3.0%	(5,263)	(7.8)%
Wholesale time deposits	131,145	5.6%	53,185	2.4%	77,960	146.6%
Retail time deposits	207,597	8.8%	229,253	10.2%	(21,656)	(9.4)%
Interest-bearing deposits	1,700,550	72.5%	1,626,041	72.2%	74,509	4.6%
Non-interest-bearing deposits	643,492	27.5%	626,684	27.8%	16,808	2.7%
Total deposits	$2,344,042	100.0%	$2,252,725	100.0%	$91,317	4.1%

	March 31, 2016		December 31, 2015		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$37,010	11.5%	$94,167	24.5%	$(57,157)	(60.7)%
Long-term FHLB advances and other borrowings	254,893	79.3%	260,146	67.8%	(5,253)	(2.0)%
Subordinated notes	29,491	9.2%	29,479	7.7%	12	—%
Borrowed funds	$321,394	100.0%	$383,792	100.0%	$(62,398)	(16.3	) %

Capital

Consolidated shareholder’s equity of the Corporation was $365.2 million, or 11.9% of total assets as of March 31, 2016, as compared to $365.7 million, or 12.1% of total assets as of December 31, 2015. During the first quarter of 2016, the Corporation contributed $15.0 million to the Bank, primarily to increase the Bank’s capital ratios. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
March 31, 2016:
Total (Tier II) capital to risk weighted assets
Corporation	$296,845	12.13%	$244,720	10.00%
Bank	278,252	11.39%	244,295	10.00%
Tier I capital to risk weighted assets
Corporation	250,208	10.22%	195,858	8.00%
Bank	261,106	10.69%	195,402	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	250,208	10.22%	122,411	5.00%
Bank	261,106	10.69%	122,126	5.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	250,208	8.76%	185,657	6.50%
Bank	261,106	9.15%	185,485	6.50%
Tangible common equity to tangible assets(1)
Corporation	237,400	8.10%	—	—
Bank	249,696	8.53%	—	—

December 31, 2015:
Total (Tier II) capital to risk weighted assets
Corporation	$302,236	12.61%	$239,680	10.00%
Bank	257,716	10.78%	239,069	10.00%
Tier I capital to risk weighted assets
Corporation	256,900	10.72%	191,716	8.00%
Bank	241,859	10.12%	191,193	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	256,900	10.72%	119,823	5.00%
Bank	241,859	10.12%	119,496	5.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	256,900	9.02%	185,127	6.50%
Bank	241,859	8.51%	184,734	6.50%
Tangible common equity to tangible assets(1)
Corporation	237,043	8.17%	—	—
Bank	224,146	7.74%	—	—

(1) There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. The capital ratios as of March 31, 2015 for the Corporation have decreased from their December 31, 2015 levels, primarily as a result of the increase in risk-weighted assets during the first quarter of 2016. The loan growth during the first quarter of 2016 accounted for the majority of the risk-weighted asset growth, as cash balances that were present as of December 31, 2015, which were risk-weighted at zero percent, were replaced largely by loans which are risk-weighted between 50% and 100%. In addition, the Corporation repurchased $8.0 million of treasury stock and issued dividends of $3.4 million during the first quarter of 2016, further reducing capital. These reductions were partially offset by the $8.3 million increase in retained earnings from net income for the first quarter of 2016. As noted above, the capital levels of the Bank, which were affected by the same factors which reduced the Corporation’s capital levels, were increased as a result of the $15 million downstream of capital from the Corporation. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of March 31, 2016	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2015	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$846.9	74.2%	$824.6	72.4%	$22.3	2.7%
Federal Reserve Bank of Philadelphia	131.4	100.0%	131.0	100.0%	0.4	0.3%
Fed Funds Lines (six banks)	79.0	100.0%	34.0	53.1%	45.0	132.4%
Revolving line of credit with correspondent bank	5.0	100.0%	5.0	100.0%	—	—%
	$1,062.3	78.3%	$994.6	75.1%	$67.7	6.8%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with CDC to provide up to $5 million, excluding accrued interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $1.7 million in balances, including accrued interest, as of March 31, 2016 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $36.1 million in balances as of March 31, 2016 under this program.

The Corporation continually evaluates the cost and mix of its retail and wholesale funding sources relative to earning assets and expected future earning-asset growth. The Corporation believes that with its current branch network, along with the available borrowing capacity at FHLB and other sources, it has sufficient capacity available to fund expected earning-asset growth.

Discussion of Segments

The Corporation has two principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Wealth Management Segment, as discussed in the Non-Interest Income section above, recorded a pre-tax segment profit (“PTSP”) of $3.6 million for the three months ended March 31, 2016, as compared to PTSP of $4.0 million for the same period in 2015. The Wealth Management Segment provided 28.5% of the Corporation’s pre-tax profit for the three months ended March 31, 2016 as compared to 34.4% for the same period in 2015. While insurance revenues increased by $255 thousand for the first quarter of 2016 as compared to the same period in 2015, fees for wealth management services decreased by $273 thousand for the same period. The decrease in PTSP and the decrease in the contribution percentage to the consolidated pre-tax profit was primarily a result of an increase in non-interest expenses between March 31, 2015 and March 31, 2016. Accounting significantly for this increase in non-interest expense was the $378 thousand increase in salaries and wages between the periods, largely due to the added staff from the April 2015 acquisition of RJM.

The Banking Segment recorded a PTSP of $9.0 million for the three months ended March 31, 2016 as compared to PTSP of $7.6 million for the same period in 2015. The Banking Segment provided 71.5% of the Corporation’s pre-tax profit for the three months ended March 31, 2016 as compared to 65.6% for the same period in 2015.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2016 were $647.4 million, as compared to $634.2 million at December 31, 2015.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at March 31, 2016 amounted to $30.0 million, as compared to $14.6 million at December 31, 2015.

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

Contractual Cash Obligations of the Corporation as of March 31, 2016:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$2,005.3	$2,005.3	$—	$—	$—
Wholesale and retail time deposits	338.7	221.4	106.0	11.3	—
Short-term borrowings	37.0	37.0	—	—	—
Long-term FHLB advances and other borrowings	249.8	75.0	134.1	40.7	—
Operating leases	35.0	4.3	8.4	10.4	11.9
Purchase obligations	8.1	2.3	2.9	2.9	—
Total	$2,673.9	$2,345.3	$251.4	$65.3	11.9

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

See the discussion of quantitative and qualitative disclosures about market risks in the Corporation’s 2015 Annual Report, as updated by the disclosure in “Management’s Discussion and Analysis of Results of Operations – Interest Rate Summary,” “– Summary of Interest Rate Simulation,” and “– Gap Analysis” in this quarterly report on Form 10-Q.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2016.

There were no changes in the Corporation’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors
None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the first quarter of 2016 (1) :

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2016 – January 31, 2016	286,700	$27.80	286,700	189,300
February 1, 2016 – February 29, 2016	—	$—	—	189,300
March 1, 2016 – March 31, 2016	975	$25.41	—	189,300

Total	287,675	$27.79	286,700	189,300

(1)

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. All share repurchases under the 2015 Program were accomplished in open market transactions. As of March 31, 2016, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300.

(2)	On March 2, 2016, 975 shares were purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation and Bank.

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

Bryn Mawr Bank Corporation

Date: May 6, 2016	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial and Accounting Officer)

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