Form 10-Q
period 2016-06-30
BRYN MAWR BANK CORP
filed 2016-08-05
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended June 30, 2016

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

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 2, 2016
Common Stock, par value $1	16,833,180

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)	June 30, 2016 (unaudited)	December 31, 2015
Assets
Cash and due from banks	$13,710	$18,452
Interest bearing deposits with banks	20,481	124,615
Cash and cash equivalents	34,191	143,067
Investment securities available for sale, at fair value (amortized cost of $359,832 and $347,776 as of June 30, 2016 and December 31, 2015 respectively)	365,470	348,966
Investment securities held to maturity, at amortized cost (fair value of $2,916 and $0 as of June 30, 2016 and December 31, 2015, respectively)	2,915	-
Investment securities, trading	3,521	3,950
Loans held for sale	11,882	8,987
Portfolio loans and leases, originated	2,090,069	1,883,869
Portfolio loans and leases, acquired	333,752	385,119
Total portfolio loans and leases	2,423,821	2,268,988
Less: Allowance for originated loan and lease losses	(17,008)	(15,857)
Less: Allowance for acquired loan and lease losses	(28)	-
Total allowance for loans and lease losses	(17,036)	(15,857)
Net portfolio loans and leases	2,406,785	2,253,131
Premises and equipment, net	43,607	45,339
Accrued interest receivable	8,144	7,869
Mortgage servicing rights	4,646	5,142
Bank owned life insurance	38,836	38,371
Federal Home Loan Bank stock	10,618	12,942
Goodwill	104,765	104,765
Intangible assets	22,123	23,903
Other investments	8,722	9,460
Other assets	23,865	25,105
Total assets	$3,090,090	$3,030,997
Liabilities
Deposits:
Non-interest-bearing	$689,214	$626,684
Interest-bearing	1,720,477	1,626,041
Total deposits	2,409,691	2,252,725

Short-term borrowings	19,119	94,167
Long-term FHLB advances	224,802	254,863
Subordinated notes	29,505	29,479
Accrued interest payable	1,846	1,851
Other liabilities	32,660	32,201
Total liabilities	2,717,623	2,665,286
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 20,971,551 and 20,931,416 shares as of June 30, 2016 and December 31, 2015, respectively, and outstanding of 16,824,564 and 17,071,523 as of June 30, 2016 and December 31, 2015, respectively	20,972	20,931
Paid-in capital in excess of par value	230,311	228,814
Less: Common stock in treasury at cost - 4,146,987 and 3,859,893 shares as of June 30, 2016 and December 31, 2015, respectively	(66,200)	(58,144)
Accumulated other comprehensive income (loss), net of tax	2,488	(412)
Retained earnings	184,896	174,522
Total shareholders' equity	372,467	365,711
Total liabilities and shareholders' equity	$3,090,090	$3,030,997

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$27,679	$25,568	$54,375	$50,732
Interest on cash and cash equivalents	42	124	88	239
Interest on investment securities:
Taxable	1,384	1,161	2,735	2,481
Non-taxable	126	106	254	241
Dividends	55	34	103	54
Total interest income	29,286	26,993	57,555	53,747
Interest expense:
Interest on deposits	1,402	1,062	2,478	2,090
Interest on short-term borrowings	20	10	37	31
Interest on FHLB advances and other borrowings	867	851	1,775	1,761
Interest on subordinated notes	370	-	736	-
Total interest expense	2,659	1,923	5,026	3,882
Net interest income	26,627	25,070	52,529	49,865
Provision for loan and lease losses	445	850	1,855	1,419
Net interest income after provision for loan and lease losses	26,182	24,220	50,674	48,446
Non-interest income:
Fees for wealth management services	9,431	9,600	18,263	18,705
Insurance commissions	845	817	2,121	1,838
Service charges on deposits	713	752	1,415	1,464
Loan servicing and other fees	539	597	1,031	1,188
Net gain on sale of loans	896	778	1,656	1,586
Net (loss) gain on sale of investment securities available for sale	(43)	3	(58)	813
Net gain (loss) on sale of other real estate owned ("OREO")	-	75	(76)	90
Dividends on FHLB and FRB stock	263	299	477	914
Other operating income	1,176	1,256	2,199	2,344
Total non-interest income	13,820	14,177	27,028	28,942
Non-interest expenses:
Salaries and wages	12,197	11,064	23,935	21,934
Employee benefits	2,436	2,618	4,921	5,347
Occupancy and bank premises	2,367	2,808	4,855	5,274
Furniture, fixtures, and equipment	1,895	1,488	3,814	3,000
Advertising	372	479	656	1,036
Amortization of intangible assets	889	955	1,780	1,937
Impairment (recovery) of mortgage servicing rights ("MSR"s)	599	(22)	682	51
Due diligence, merger-related and merger integration expenses	-	1,294	-	3,795
Professional fees	946	827	1,759	1,500
Pennsylvania bank shares tax	640	433	1,278	866
Information technology	875	814	1,923	1,516
Other operating expenses	3,043	3,224	5,707	7,155
Total non-interest expenses	26,259	25,982	51,310	53,411

Income before income taxes	13,743	12,415	26,392	23,977
Income tax expense	4,823	4,296	9,198	8,364
Net income	$8,920	$8,119	$17,194	$15,613

Basic earnings per common share	$0.53	$0.46	$1.02	$0.89
Diluted earnings per common share	$0.52	$0.45	$1.01	$0.87
Dividends declared per share	$0.20	$0.19	$0.40	$0.38

Weighted-average basic shares outstanding	16,812,219	17,713,794	16,830,211	17,630,263
Dilutive shares	212,818	340,869	123,905	349,163
Adjusted weighted-average diluted shares	17,025,037	18,054,663	16,954,116	17,979,426

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$8,920	$8,119	$17,194	$15,613

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $537, $(685), $1,588 and $299, respectively	942	(1,273)	2,853	554
Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax (benefit) expense of $(15), $1, $(20) and $285, respectively	28	(2)	38	(528)
Unrealized investment gains (losses), net of tax expense (benefit) of $522, $(686), $1,568 and $14, respectively	970	(1,275)	2,891	26
Net change in fair value of derivative used for cash flow hedge:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $98, $0 and $(28), respectively	-	183	-	(51)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense (benefit) of $9, $(137), $5 and $51, respectively	16	(255)	9	95
Total other comprehensive income (loss)	986	(1,347)	2,900	70

Total comprehensive income	$9,906	$6,772	$20,094	$15,683

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Six Months Ended June 30,
	2016	2015
Operating activities:
Net Income	$17,194	$15,613
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,855	1,419
Depreciation of fixed assets	2,818	2,302
Net amortization of investment premiums and discounts	1,589	1,593
Net loss (gain) on sale of investment securities available for sale	58	(813)
Net gain on sale of loans	(1,656)	(1,586)
Stock based compensation cost	789	737
Amortization and net impairment of mortgage servicing rights	998	315
Net accretion of fair value adjustments	(2,310)	(2,994)
Amortization of intangible assets	1,780	1,937
Impairment of other real estate owned ("OREO")	-	90
Net loss (gain) on sale of OREO	76	(90)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(465)	(352)
Other, net	(2,651)	3
Loans originated for resale	(63,480)	(75,646)
Proceeds from loans sold	61,739	65,738
Provision for deferred income taxes	225	3,215
Excess tax benefit from stock-based compensation	(20)	(470)
Change in income taxes payable/receivable	1,339	(1,418)
Change in accrued interest receivable	(275)	136
Change in accrued interest payable	(5)	(43)
Net cash provided by operating activities	19,598	9,686

Investing activities:
Purchases of investment securities available for sale	(75,999)	(90,142)
Purchases of investment securities held to maturity	(2,928)	-
Proceeds from maturity and paydowns of investment securities available for sale	28,358	33,980
Proceeds from maturity and paydowns of investment securities held to maturity	18	-
Proceeds from sale of investment securities available for sale	132	62,827
Net change in FHLB stock	2,324	4,962
Proceeds from calls of investment securities	33,801	55,365
Net change in other investments	738	(4,019)
Net portfolio loan and lease originations	(153,480)	(75,683)
Purchases of premises and equipment	(1,152)	(2,747)
Acquisitions, net of cash acquired	-	16,129
Capitalize costs to OREO	(28)	-
Proceeds from sale of OREO	1,806	928
Net cash (used in) provided by investing activities	(166,410)	1,600

Financing activities:
Change in deposits	157,137	91,394
Change in short-term borrowings	(75,037)	(105,958)
Dividends paid	(6,732)	(6,719)
Change in FHLB advances and other borrowings	(30,000)	(34,884)
Excess tax benefit from stock-based compensation	20	470
Net purchase of treasury stock for deferred compensation plans	(65)	(71)
Net purchase of treasury stock	(8,034)	(2,677)
Proceeds from issuance of common stock	-	20
Proceeds from exercise of stock options	647	4,410
Net cash provided by (used in) financing activities	37,936	(54,015)

Change in cash and cash equivalents	(108,876)	(42,729)
Cash and cash equivalents at beginning of period	143,067	219,269
Cash and cash equivalents at end of period	$34,191	$176,540

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$7,712	$6,600
Interest	$5,031	$3,630

Non-cash information:
Available for sale securities purchased, not settled	$-	$851
Change in other comprehensive income	$2,900	$70
Change in deferred tax due to change in comprehensive income	$1,573	$37
Transfer of loans to other real estate owned	$-	$234
Acquisition of noncash assets and liabilities:
Assets acquired	$-	$727,379
Liabilities assumed	$-	$619,774

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except per share information)
	For the Six Months Ended June 30, 2016
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity

Balance December 31, 2015	20,931,416	$20,931	$228,814	$(58,144)	$(412)	$174,522	$365,711
Net income	-	-	-	-	-	17,194	17,194
Dividends declared, $0.40 per share	-	-	-	-	-	(6,820)	(6,820)
Other comprehensive income, net of tax expense of $1,573	-	-	-	-	2,900	-	2,900
Stock based compensation	-	-	789	-	-	-	789
Excess tax benefit from stock-based compensation	-	-	20	-	-	-	20
Retirement of treasury stock	(4,320)	(4)	(39)	43	-	-	-
Net purchase of treasury stock	-	-	-	(8,099)	-	-	(8,099)
Common stock issued through share-based awards and options exercises	44,455	45	727	-	-	-	772
Balance June 30, 2016	20,971,551	$20,972	$230,311	$(66,200)	$2,488	$184,896	$372,467

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share data)	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$8,920	$8,119	$17,194	$15,613
Denominator for basic earnings per share – weighted average shares outstanding	16,812,219	17,713,794	16,830,211	17,630,263
Effect of dilutive common shares	212,818	340,869	123,905	349,163
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	17,025,037	18,054,663	16,954,116	17,979,426
Basic earnings per share	$0.53	$0.46	$1.02	$0.89
Diluted earnings per share	$0.52	$0.45	$1.01	$0.87
Antidilutive shares excluded from computation of average dilutive earnings per share	—	—	—	—

Note 3 - Business Combinations

Robert J. McAllister Agency, Inc. (“RJM”)

The acquisition of RJM, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on April 1, 2015. The consideration paid by the Corporation was $1.0 million, of which $500 thousand was paid at closing, with five contingent cash payments, not to exceed $100 thousand each, to be payable on each of March 31, 2016, March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. During the three months ended June 30, 2016, the first contingent payment in the amount of $85 thousand was issued. The acquisition enhanced the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Employee benefits	$—	$59	$—	$152
Furniture, fixtures and equipment	—	9	—	29
Information technology	—	218	—	457
Professional fees	—	572	—	1,766
Salaries and wages	—	264	—	744
Other	—	172	—	647
Total due diligence and merger-related expenses	$—	$1,294	$—	$3,795

Note 4 - Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of June 30, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$1	$—	$102
Obligations of the U.S. government and agencies	84,952	1,183	(1)	86,134
Obligations of state and political subdivisions	39,331	255	(7)	39,579
Mortgage-backed securities	182,397	3,957	—	186,354
Collateralized mortgage obligations	36,205	497	—	36,702
Other investments	16,846	71	(318)	16,599
Total	$359,832	$5,964	$(326)	$365,470

As of December 31, 2015

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$—	$(1)	$100
Obligations of the U.S. government and agencies	101,342	470	(317)	101,495
Obligations of state and political subdivisions	41,892	123	(49)	41,966
Mortgage-backed securities	157,422	1,482	(215)	158,689
Collateralized mortgage obligations	29,756	166	(123)	29,799
Other investments	17,263	38	(384)	16,917
Total	$347,776	$2,279	$(1,089)	$348,966

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of June 30, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$2,999	$(1)	$—	$—	$2,999	$(1)
Obligations of state and political subdivisions	4,115	(4)	2,537	(3)	6,652	(7)
Other investments	1,077	(136)	11,774	(182)	12,851	(318)
Total	$8,191	$(141)	$14,311	$(185)	$22,502	$(326)

As of December 31, 2015

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$100	$(1)	$—	$—	$100	$(1)
Obligations of the U.S. government and agencies	49,759	(317)	—	—	49,759	(317)
Obligations of state and political subdivisions	18,725	(46)	2,016	(3)	20,741	(49)
Mortgage-backed securities	55,763	(215)	—	—	55,763	(215)
Collateralized mortgage obligations	6,407	(85)	2,436	(38)	8,843	(123)
Other investments	3,945	(238)	11,810	(146)	15,755	(384)
Total	$134,699	$(902)	$16,262	$(187)	$150,961	$(1,089)

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

As of June 30, 2016 and December 31, 2015, securities having fair values of $119.7 million and $128.9 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of June 30, 2016 and December 31, 2015, by contractual maturity, are shown below:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$11,915	$11,924	$9,570	$9,574
Due after one year through five years	49,916	50,355	61,368	61,467
Due after five years through ten years	44,597	44,872	53,193	53,070
Due after ten years	19,406	20,114	20,904	21,141
Subtotal	125,834	127,265	145,035	145,252
Mortgage-related securities[1]	218,602	223,056	187,178	188,488
Mutual funds with no stated maturity	15,396	15,149	15,563	15,226
Total	$359,832	$365,470	$347,776	$348,966

1 Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of June 30, 2016 are as follows:

As of June 30, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$2,915	$2	$(1)	$2,916
Total	$2,915	$2	$(1)	$2,916

The following tables detail the amount of investment securities held to maturity that were in an unrealized loss position as of June 30, 2016:

As of June 30, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,438	$(1)	$—	$—	$1,438	$(1)
Total	$1,438	$(1)	$—	$—	$1,438	$(1)

The amortized cost and fair value of investment securities held to maturity as of June 30, 2016, by contractual maturity, are shown below:

	June 30, 2016
(dollars in thousands)	Amortized Cost	Fair Value
Mortgage-related securities[1]	2,915	2,916
Total	$2,915	$2,916

1 Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2015, there were no investments held to maturity.

As of June 30, 2016 and December 31, 2015, the Corporation’s investment securities held in trading accounts were comprised of a deferred compensation trust which is invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

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

A. The table below details all portfolio loans and leases as of the dates indicated:

	June 30, 2016	December 31, 2015
Loans held for sale	$11,882	$8,987
Real estate loans:
Commercial mortgage	$1,055,934	$964,259
Home equity lines and loans	202,989	209,473
Residential mortgage	414,863	406,404
Construction	133,313	90,421
Total real estate loans	1,807,099	1,670,557
Commercial and industrial	538,684	524,515
Consumer	21,561	22,129
Leases	56,477	51,787
Total portfolio loans and leases	2,423,821	2,268,988
Total loans and leases	$2,435,703	$2,277,975
Loans with fixed rates	$1,160,008	$1,103,622
Loans with adjustable or floating rates	1,275,695	1,174,353
Total loans and leases	$2,435,703	$2,277,975
Net deferred loan origination fees included in the above loan table	$(165)	$(70)

      The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

	June 30, 2016	December 31, 2015
Loans held for sale	$11,882	$8,987
Real estate loans:
Commercial mortgage	$882,513	$772,571
Home equity lines and loans	168,796	171,189
Residential mortgage	334,620	316,487
Construction	132,953	87,155
Total real estate loans	1,518,882	1,347,402
Commercial and industrial	493,293	462,746
Consumer	21,417	21,934
Leases	56,477	51,787
Total portfolio loans and leases	2,090,069	1,883,869
Total loans and leases	$2,101,951	$1,892,856
Loans with fixed rates	$1,005,985	$932,575
Loans with adjustable or floating rates	1,095,966	960,281
Total originated loans and leases	$2,101,951	$1,892,856
Net deferred loan origination fees included in the above loan table	$(165)	$(70)

      The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

	June 30, 2016	December 31, 2015
Real estate loans:
Commercial mortgage	$173,421	$191,688
Home equity lines and loans	34,193	38,284
Residential mortgage	80,243	89,917
Construction	360	3,266
Total real estate loans	288,217	323,155
Commercial and industrial	45,391	61,769
Consumer	144	195
Total portfolio loans and leases	333,752	385,119
Total loans and leases	$333,752	$385,119
Loans with fixed rates	$154,023	$171,047
Loans with adjustable or floating rates	179,729	214,072
Total acquired loans and leases	$333,752	$385,119

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Minimum lease payments receivable	$63,366	$58,422
Unearned lease income	(9,188)	(8,919)
Initial direct costs and deferred fees	2,299	2,284
Total	$56,477	$51,787

C. Non-Performing Loans and Leases(1)

The following table details all non-performing portfolio loans and leases as of the dates indicated:

(dollars in thousands)	June 30, 2016	December 31, 2015
Non-accrual loans and leases:
Commercial mortgage	$139	$829
Home equity lines and loans	3,011	2,027
Residential mortgage	2,909	3,212
Construction	—	34
Commercial and industrial	3,457	4,133
Consumer	4	—
Leases	97	9
Total	$9,617	$10,244

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $143 thousand and $661 thousand of purchased credit-impaired loans as of June 30, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition.

    The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	June 30, 2016	December 31, 2015
Non-accrual originated loans and leases:
Commercial mortgage	$83	$279
Home equity lines and loans	2,810	1,788
Residential mortgage	1,839	1,964
Construction	—	34
Commercial and industrial	2,480	3,044
Consumer	4
Leases	97	9
Total	$7,313	$7,118

The following table details non-performing acquired portfolio loans(1) as of the dates indicated:

(dollars in thousands)	June 30, 2016	December 31, 2015
Non-accrual acquired loans and leases:
Commercial mortgage	$56	$550
Home equity lines and loans	201	239
Residential mortgage	1,070	1,248
Commercial and industrial	977	1,089
Total	$2,304	$3,126

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $143 thousand and $661 thousand of purchased credit-impaired loans as of June 30, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Outstanding principal balance	$21,694	$24,879
Carrying amount(1)	$14,885	$16,846

(1)

Includes $181 thousand and $699 thousand of purchased credit-impaired loans as of June 30, 2016 and December 31, 2015, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $143 thousand and $661 thousand of purchased credit-impaired loans as of June 30, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the six months ended June 30, 2016:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2015	$6,115
Accretion	(1,234)
Reclassifications from nonaccretable difference	7
Additions/adjustments	68
Disposals	(721)
Balance, June 30, 2016	$4,235

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of June 30, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,889	$—	$—	$1,889	$1,053,906	$1,055,795	$139	$1,055,934
Home equity lines and loans	47	340	—	387	199,591	199,978	3,011	202,989
Residential mortgage	315	48	—	363	411,591	411,954	2,909	414,863
Construction	—	—	—	—	133,313	133,313	—	133,313
Commercial and industrial	—	371	—	371	534,856	535,227	3,457	538,684
Consumer	48	—	—	48	21,509	21,557	4	21,561
Leases	427	77	—	504	55,876	56,380	97	56,477
	$2,726	$836	$—	$3,562	$2,410,642	$2,414,204	$9,617	$2,423,821

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,126	$211	$—	$1,337	$962,093	$963,430	$829	$964,259
Home equity lines and loans	1,596	15	—	1,611	205,835	207,446	2,027	209,473
Residential mortgage	1,923	74	—	1,997	401,195	403,192	3,212	406,404
Construction	—	—	—	—	90,387	90,387	34	90,421
Commercial and industrial	99	39	—	138	520,244	520,382	4,133	524,515
Consumer	20	—	—	20	22,109	22,129	—	22,129
Leases	375	123	—	498	51,280	51,778	9	51,787
	$5,139	$462	$—	$5,601	$2,253,143	$2,258,744	$10,244	$2,268,988

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of June 30, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,889	$—	$—	$1,889	$880,541	$882,430	$83	$882,513
Home equity lines and loans	47	250	—	297	165,689	165,986	2,810	168,796
Residential mortgage	69	—	—	69	332,712	332,781	1,839	334,620
Construction	—	—	—	—	132,953	132,953	—	132,953
Commercial and industrial	—	—	—	—	490,813	490,813	2,480	493,293
Consumer	48	—	—	48	21,365	21,413	4	21,417
Leases	427	77	—	504	55,876	56,380	97	56,477
	$2,480	$327	$—	$2,807	$2,079,949	$2,082,756	$7,313	$2,090,069

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,016	$155	$—	$1,171	$771,121	$772,292	$279	$772,571
Home equity lines and loans	1,445	—	—	1,445	167,956	169,401	1,788	171,189
Residential mortgage	1,475	9	—	1,484	313,039	314,523	1,964	316,487
Construction	—	—	—	—	87,121	87,121	34	87,155
Commercial and industrial	—	—	—	—	459,702	459,702	3,044	462,746
Consumer	20	—	—	20	21,914	21,934	—	21,934
Leases	375	123	—	498	51,280	51,778	9	51,787
	$4,331	$287	$—	$4,618	$1,872,133	$1,876,751	$7,118	$1,883,869

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of June 30, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$—	$—	$—	$—	$173,365	$173,365	$56	$173,421
Home equity lines and loans	—	90	—	90	33,902	33,992	201	34,193
Residential mortgage	246	48	—	294	78,879	79,173	1,070	80,243
Construction	—	—	—	—	360	360	—	360
Commercial and industrial	—	371	—	371	44,043	44,414	977	45,391
Consumer	—	—	—	—	144	144	—	144
	$246	$509	$—	$755	$330,693	$331,448	$2,304	$333,752

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$110	$56	$—	$166	$190,972	$191,138	$550	$191,688
Home equity lines and loans	151	15	—	166	37,879	38,045	239	38,284
Residential mortgage	448	65	—	513	88,156	88,669	1,248	89,917
Construction	—	—	—	—	3,266	3,266	—	3,266
Commercial and industrial	99	39	—	138	60,542	60,680	1,089	61,769
Consumer	—	—	—	—	195	195	—	195
	$808	$175	$—	$983	$381,010	$381,993	$3,126	$385,119

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following table details the roll-forward of the Allowance for the three and six months ended June 30, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2016	$5,856	$1,126	$1,868	$1,902	$5,445	$120	$528	$—	$16,845
Charge-offs	—	(11)	(267)	—	(4)	(32)	(111)	—	(425)
Recoveries	3	—	5	62	48	2	51	—	171
Provision for loan and lease losses	162	70	343	180	(444)	37	97	—	445
Balance, June 30, 2016	$6,021	$1,185	$1,949	$2,144	$5,045	$127	$565	$—	$17,036

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2015	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857
Charge-offs	(110)	(85)	(271)	—	(33)	(66)	(411)		(976)
Recoveries	6	4	44	63	51	16	116		300
Provision for loan and lease losses	926	(41)	436	757	(582)	35	342	(18)	1,855
Balance June 30, 2016	$6,021	$1,185	$1,949	$2,144	$5,045	$127	$565	$—	$17,036

The following tables detail the roll-forward of the Allowance for the three and six months ended June 30, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2015	$3,776	$2,051	$1,866	$1,373	$3,985	$257	$484	$504	$14,296
Charge-offs	(50)	(75)	(47)	—	—	(40)	(105)	—	(317)
Recoveries	2	64	4	1	10	5	44	—	130
Provision for loan and lease losses	(69)	(71)	(15)	88	891	102	76	(152)	850
Balance, June 30, 2015	$3,659	$1,969	$1,808	$1,462	$4,886	$324	$499	$352	$14,959

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2014	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586
Charge-offs	(50)	(204)	(515)	—	(271)	(75)	(125)	—	(1,240)
Recoveries	23	69	8	2	26	8	58	—	194
Provision for loan and lease losses	(262)	187	579	93	598	153	98	(27)	1,419
Balance June 30, 2015	$3,659	$1,969	$1,808	$1,462	$4,886	$324	$499	$352	$14,959

The following table details the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of June 30, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$74	$—	$519	$7	$—	$—	$600
Collectively evaluated for impairment	6,021	1,185	1,875	2,144	4,526	120	565	—	16,436
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$6,021	$1,185	$1,949	$2,144	$5,045	$127	$565	$—	$17,036
As of December 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$115	$54	$—	$519	$5	$—	$—	$693
Collectively evaluated for impairment	5,199	1,192	1,686	1,324	5,090	137	518	18	15,164
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of June 30, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$139	$3,082	$7,466	$—	$3,576	$34	$—	$14,297
Collectively evaluated for impairment	1,045,211	199,789	407,388	133,313	530,934	21,527	56,477	2,394,639
Purchased credit-impaired(1)	10,584	118	9	—	4,174	—	—	14,885
Total	$1,055,934	$202,989	$414,863	$133,313	$538,684	$21,561	$56,477	$2,423,821
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$349	$1,980	$7,754	$33	$4,240	$30	$—	$14,386
Collectively evaluated for impairment	952,448	207,378	398,635	89,625	515,784	22,099	51,787	2,237,756
Purchased credit-impaired(1)	11,462	115	15	763	4,491	—	—	16,846
Total	$964,259	$209,473	$406,404	$90,421	$524,515	$22,129	$51,787	$2,268,988

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of June 30, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$46	$—	$519	$7	$—	$—	$572
Collectively evaluated for impairment	6,021	1,185	1,875	2,144	4,526	120	565	—	16,436
Total	$6,021	$1,185	$1,921	$2,144	$5,045	$127	$565	$—	$17,008
As of December 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$115	$54	$—	$519	$5	$—	$—	$693
Collectively evaluated for impairment	5,199	1,192	1,686	1,324	5,090	137	518	18	15,164
Total	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

The following table details the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of June 30, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$83	$2,971	$4,248	$—	$2,652	$34	$—	$9,988
Collectively evaluated for impairment	882,430	165,825	330,372	132,953	490,641	21,383	56,477	2,080,081
Total	$882,513	$168,796	$334,620	$132,953	$493,293	$21,417	$56,477	$2,090,069
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$279	$1,832	$4,394	$33	$3,229	$30	$—	$9,797
Collectively evaluated for impairment	772,292	169,357	312,093	87,122	459,517	21,904	51,787	1,874,072
Total	$772,571	$171,189	$316,487	$87,155	$462,746	$21,934	$51,787	$1,883,869

The following table details the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of June 30, 2016
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

The following table details the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of June 30, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$56	$111	$3,218	$—	$924	$—	$—	$4,309
Collectively evaluated for impairment	162,781	33,964	77,016	360	40,293	144	—	314,558
Purchased credit-impaired(1)	10,584	118	9	—	4,174	—	—	14,885
Total	$173,421	$34,193	$80,243	$360	$45,391	$144	$—	$333,752
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$70	$148	$3,360	$—	$1,011	$—	$—	$4,589
Collectively evaluated for impairment	180,156	38,021	86,542	2,503	56,267	195	—	363,684
Purchased credit-impaired(1)	11,462	115	15	763	4,491	—	—	16,846
Total	$191,688	$38,284	$89,917	$3,266	$61,769	$195	$—	$385,119

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2016 and December 31, 2015:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Pass	$1,045,010	$946,887	$130,163	$88,653	$526,570	$510,040	$1,701,743	$1,545,580
Special Mention	1,257	7,029	—	—	2,483	1,123	3,740	8,152
Substandard	9,667	10,343	3,150	1,768	8,356	13,352	21,173	25,463
Doubtful	—	—	—	—	1,275	—	1,275	—
Total	$1,055,934	$964,259	$133,313	$90,421	$538,684	$524,515	$1,727,931	$1,579,195

Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Performing	$411,954	$403,192	$199,978	$207,446	$21,557	$22,129	$56,380	$51,778	$689,869	$684,545
Non-performing	2,909	3,212	3,011	2,027	4	—	97	9	6,021	5,248
Total	$414,863	$406,404	$202,989	$209,473	$21,561	$22,129	$56,477	$51,787	$695,890	$689,793

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2016 and December 31, 2015:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Pass	$873,873	$758,240	$129,804	$86,065	$488,396	$454,454	$1,492,073	$1,298,759
Special Mention	1,256	7,029	—	—	1,264	1,015	2,520	8,044
Substandard	7,384	7,302	3,149	1,090	3,633	7,277	14,166	15,669
Total	$882,513	$772,571	$132,953	$87,155	$493,293	$462,746	$1,508,759	$1,322,472

Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Performing	$332,781	$314,523	$165,986	$169,401	$21,413	$21,934	$56,380	$51,778	$576,560	$557,636
Non-performing	1,839	1,964	2,810	1,788	4	—	97	9	4,750	3,761
Total	$334,620	$316,487	$168,796	$171,189	$21,417	$21,934	$56,477	$51,787	$581,310	$561,397

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2016 and December 31, 2015:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Pass	$171,137	$188,647	$359	$2,588	$38,174	$55,586	$209,670	$246,821
Special Mention	1	—	—	—	1,219	108	1,220	108
Substandard	2,283	3,041	1	678	4,723	6,075	7,007	9,794
Doubtful	—	—	—	—	1,275	—	1,275	—
Total	$173,421	$191,688	$360	$3,266	$45,391	$61,769	$219,172	$256,723

	Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Performing	$79,173	$88,669	$33,992	$38,045	$144	$195	$113,309	$126,909
Non-performing	1,070	1,248	201	239	—	—	1,271	1,487
Total	$80,243	$89,917	$34,193	$38,284	$144	$195	$114,580	$128,396

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	June 30, 2016	December 31, 2015
TDRs included in nonperforming loans and leases	$1,779	$1,935
TDRs in compliance with modified terms	4,984	4,880
Total TDRs	$6,763	$6,815

The following tables present information regarding loan and lease modifications categorized as TDRs for the three and six months ended June 30, 2016:

	For the Three Months Ended June 30, 2016
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	2	$169	$169
Residential mortgage	1	27	27
Total	3	$196	$196

	For the Six Months Ended June 30, 2016
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	3	$251	$204
Residential mortgage	1	27	27
Leases	2	67	67
Total	6	$345	$298

The following tables present information regarding the types of loan and lease modifications made for the three and six months ended June 30, 2016:

	Number of Contracts for the Three Months Ended June 30, 2016
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest	Forgiveness of Principal
Home equity loans and lines	—	—	—	2	—	—	—
Residential mortgage	—	—	1	—	—	—	—
Total	—	—	1	2	—	—	—

	Number of Contracts for the Six Months Ended June 30, 2016
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest	Forgiveness of Principal
Home equity loans and lines	—	—	—	2	—	—	1
Residential mortgage	—	—	1	—	—	—	—
Leases	—	—	—	—	2	—	—
Total	—	—	1	2	2	—	1

During the three and six months ended June 30, 2016, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended June 30, 2016
Impaired loans with related Allowance:
Residential mortgage	$626	$626	$74	$640	$7	$—
Commercial and industrial	1,874	1,874	519	1,941	1	—
Consumer	32	32	7	32	—	—
Total	$2,532	$2,532	$600	$2,613	$8	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$139	$139	$—	$142	$1	$—
Home equity lines and loans	3,082	3,400	—	3,568	2	—
Residential mortgage	6,840	7,169	—	8,041	52	—
Commercial and industrial	1,702	2,309	—	2,636	1	—
Consumer	2	2	—	2	—	—
Total	$11,765	$13,019	$—	$14,389	$56	$—

Grand total	$14,297	$15,551	$600	$17,002	$64	$—

(1)	The table above does not include the recorded investment of $161 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the six months ended June 30, 2016
Impaired loans with related Allowance:
Residential mortgage	$626	$626	$74	$641	$14	$—
Commercial and industrial	1,874	1,874	519	1,965	3	—
Consumer	32	32	7	32	1	—
Total	$2,532	$2,532	$600	$2,638	$18	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$139	$139	$—	$143	$1	$—
Home equity lines and loans	3,082	3,400	—	3,578	19	—
Residential mortgage	6,840	7,169	—	7,723	106	—
Commercial and industrial	1,702	2,309	—	3,079	2	—
Consumer	2	2	—	2	—	—
Total	$11,765	$13,019	$—	$14,525	$128	$—

Grand total	$14,297	$15,551	$600	$17,163	$146	$—

(1)	The table above does not include the recorded investment of $161 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended June 30, 2015
Impaired loans with related Allowance:
Residential mortgage	$710	$724	$76	$726	$8	$—
Commercial and industrial	951	950	103	962	13	—
Consumer	31	31	5	31	—	—
Total	$1,692	$1,705	$184	$1,719	$21	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$92	$92	$—	$99	$—	$—
Home equity lines and loans	1,719	1,819	—	1,948	1	—
Residential mortgage	7,502	8,535	—	8,812	31	—
Construction	139	910	—	930	—	—
Commercial and industrial	1,360	1,381	—	1,425	1	—
Total	$10,812	$12,737	$—	$13,214	$33	$—

Grand total	$12,504	$14,442	$184	$14,933	$54	$—

(1)	The table above does not include the recorded investment of $70 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the six months ended June 30, 2015
Impaired loans with related Allowance:
Residential mortgage	$710	$724	$76	$727	$17	$—
Commercial and industrial	951	950	103	972	26	—
Consumer	31	31	5	31	1	—
Total	$1,692	$1,705	$184	$1,730	$44	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$92	$92	$—	$100	$—	$—
Home equity lines and loans	1,719	1,819	—	1,960	11	—
Residential mortgage	7,502	8,535	—	8,832	66	—
Construction	139	910	—	950	—	—
Commercial and industrial	1,360	1,381	—	1,429	3	—
Total	$10,812	$12,737	$—	$13,271	$80	$—

Grand total	$12,504	$14,442	$184	$15,001	$124	$—

(1)	The table above does not include the recorded investment of $70 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2015
Impaired loans with related allowance:
Home equity lines and loans	$115	$115	$115
Residential mortgage	515	527	54
Commercial and industrial	2,011	2,002	519
Consumer	30	30	5
Total	$2,671	$2,674	$693

Impaired loans(1)(3) without related allowance:
Commercial mortgage	$349	$358	$—
Home equity lines and loans	1,865	2,447	—
Residential mortgage	7,239	8,166	—
Construction	33	996	—
Commercial and industrial	2,229	3,089	—
Total	$11,715	$15,056	$—

Grand total	$14,386	$17,730	$693

(1)	The table above does not include the recorded investment of $77 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

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

(dollars in thousands)	As of June 30, 2016
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$178,346	$(4,925)	$173,421
Home equity lines and loans	36,044	(1,851)	34,193
Residential mortgage	83,148	(2,905)	80,243
Construction	360	—	360
Commercial and industrial	50,254	(4,863)	45,391
Consumer	167	(23)	144
Total	$348,319	$(14,567)	$333,752

(dollars in thousands)	As of December 31, 2015
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$197,532	$(5,844)	$191,688
Home equity lines and loans	40,258	(1,974)	38,284
Residential mortgage	93,230	(3,313)	89,917
Construction	3,807	(541)	3,266
Commercial and industrial	67,181	(5,412)	61,769
Consumer	220	(25)	195
Total	$402,228	$(17,109)	$385,119

Note 6 - Deposits

The following table details the components of deposits:

(dollars in thousands)	June 30, 2016	December 31, 2015

Interest-bearing checking accounts	$333,425	$338,861
Money market accounts	718,144	749,726
Savings accounts	217,877	187,299
Wholesale non-maturity deposits	58,690	67,717
Wholesale time deposits	113,274	53,185
Time deposits	279,067	229,253
Total interest-bearing deposits	1,720,477	1,626,041
Non-interest-bearing deposits	689,214	626,684
Total deposits	$2,409,691	$2,252,725

Note 7 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Repurchase agreements* – commercial customers	$19,119	$29,156
Repurchase agreement** – correspondent bank	—	5,011
Short-term FHLB advances	—	30,000
Overnight federal funds	—	30,000
Total short-term borrowings	$19,119	$94,167

* overnight repurchase agreements with no expiration date

** overnight repurchase agreement, expired January 2016

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at period-end	$19,119	$26,406	$19,119	$26,406
Maximum amount outstanding at any month-end	54,715	36,911	54,715	38,546
Average balance outstanding during the period	32,328	34,980	33,243	45,038
Weighted-average interest rate:
As of period-end	0.10%	0.10%	0.10%	0.10%
Paid during the period	0.25%	0.11%	0.22%	0.14%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	June 30, 2016	December 31, 2015
Within one year	$60,000	$75,000
Over one year through five years	164,802	179,863
Total	$224,802	$254,863

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted	Coupon Rate(1)		Balance
Description	From	To	Average Rate(1)	From	To	June 30, 2016	December 31, 2015
Bullet maturity – fixed rate	08/23/2016	12/19/2020	1.41%	0.80%	2.13%	$188,612	$198,612
Bullet maturity – variable rate	11/28/2017	11/28/2017	0.56%	0.56%	0.90%	15,000	35,000
Convertible-fixed(2)	01/03/2018	08/20/2018	2.94%	2.58%	3.50%	21,190	21,251
Total						$224,802	$254,863

(1)Maturity range, weighted average rate and coupon rate range refers to June 30, 2016 balances
(2)FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of June 30, 2016, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2016. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of June 30, 2016 the Corporation had a maximum borrowing capacity with the FHLB of approximately $1.19 billion, of which the unused capacity was $933.4 million. In addition, there were unused capacities of $79.0 million in overnight federal funds line, $137.8 million of Federal Reserve Discount Window borrowings and $5.0 million in a revolving line of credit from a correspondent bank as of June 30, 2016. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $10.6 million and $12.9 million as of June 30, 2016 and December 31, 2015, respectively. The carrying amount of the FHLB capital stock is its redemption value.

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

The following table provides information about options outstanding for the three months ended June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, March 31, 2016	274,900	$21.07	$5.35
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(16,850)	$21.54	$5.08
Options outstanding, June 30, 2016	258,050	$21.03	$5.37

The following table provides information about options outstanding for the six months ended June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2015	290,853	$20.88	$5.77
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(32,803)	$19.69	$8.90
Options outstanding, June 30, 2016	258,050	$21.03	$5.37

As of June 30, 2016, there were no unvested stock options.

For the three months ended June 30, 2016, the Corporation did not recognize any expense related to stock options. As of June 30, 2016, there was no unrecognized expense related to stock options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and six months ended June 30, 2016 and 2015 are detailed below:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from exercise of stock options	$363	$1,905	$647	$4,410
Related tax benefit recognized	13	169	13	446
Net proceeds of options exercised	$376	$2,074	$660	$4,856
Intrinsic value of options exercised	$124	$1,064	$255	$2,464

The following table provides information about options outstanding and exercisable at June 30, 2016:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	258,050	258,050
Weighted average exercise price	$21.03	$21.03
Aggregate intrinsic value	$2,109	$2,109
Weighted average contractual term in years	2.4	2.4

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs, RSUs, PSAs and PSUs under the 2007 LTIP, 2010 LTIP and Amended 2010 LTIP.

RSAs and RSUs

The compensation expense for the RSAs and RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the three and six months ended June 30, 2016, the Corporation recognized $131 thousand and $262 thousand, respectively, of expense related to the Corporation’s RSAs and RSUs. As of June 30, 2016, there was $677 thousand of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 1.8 years.

The following table details the unvested RSAs and RSUs for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	44,052	$28.43	43,802	$28.61
Granted	2,500	$25.65	4,750	$25.96
Vested	(5,332)	$22.40	(7,332)	$24.56
Forfeited	(1,250)	$29.12	(1,250)	$29.12
Ending balance	39,970	$29.02	39,970	$29.02

For the three and six months ended June 30, 2016, the Corporation recorded $10 thousand and $7 thousand excess tax benefits related to the vesting of RSAs and RSUs.

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three and six months ended June 30, 2016, the Corporation recognized $255 thousand and $526 thousand, respectively, of expense related to the PSAs and PSUs. As of June 30, 2016, there was $1.2 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 1.7 years.

The following table details the unvested PSAs and PSUs for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	216,820	$15.07	216,820	$15.07
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited	(1,844)	$15.18	(1,844)	$15.18
Ending balance	214,976	$15.07	214,976	$15.07

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	46	46	—	397	5	5
Expected return on plan assets	—	—	—	(804)	—	—
Amortization of prior service costs	—	—	—	—	—	—
Amortization of net loss	14	16	—	479	10	9
Net periodic benefit cost	$60	$62	$—	$72	$15	$14

	Six Months Ended June 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	92	93	—	795	9	9
Expected return on plan assets	—	—	—	(1,608)	—	—
Amortization of prior service costs	—	—	—	—	—	—
Amortization of net loss	28	32	—	957	20	19
Net periodic benefit cost	$120	$125	$—	$144	$29	$28

QDBP: The QDBP was settled as of December 31, 2015. As such, no contributions were made during the three or six months ended June 30, 2016.

SERP I and SERP II: The Corporation contributed $65 thousand and $130 thousand during the three and six months ended June 30, 2016, respectively, and is expected to contribute an additional $130 thousand to the SERP I and SERP II plans for the remaining six months of 2016.

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

The following tables detail segment information for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$26,626	$1	$26,627	$25,069	$1	$25,070
Less: loan loss provision	445	—	445	850	—	850
Net interest income after loan loss provision	26,181	1	26,182	24,219	1	24,220
Other income:
Fees for wealth management services	—	9,431	9,431	—	9,600	9,600
Service charges on deposit accounts	713	—	713	752	—	752
Loan servicing and other fees	539	—	539	597	—	597
Net (loss) gain on sale of loans	896	—	896	778	—	778
Net gain on sale of available for sale securities	(43)	—	(43)	3	—	3
Net (loss) gain on sale of other real estate owned	—	—	—	75	—	75
Insurance commissions	—	845	845	—	817	817
Other operating income	1,411	28	1,439	1,519	36	1,555
Total other income	3,516	10,304	13,820	3,724	10,453	14,177

Other expenses:
Salaries & wages	8,282	3,915	12,197	7,481	3,583	11,064
Employee benefits	1,590	846	2,436	1,888	730	2,618
Occupancy & equipment	1,971	396	2,367	2,390	418	2,808
Amortization of intangible assets	218	671	889	281	674	955
Professional fees	897	49	946	767	60	827
Other operating expenses	6,320	1,104	7,424	6,819	891	7,710
Total other expenses	19,278	6,981	26,259	19,626	6,356	25,982
Segment profit	10,419	3,324	13,743	8,317	4,098	12,415
Intersegment (revenues) expenses*	(99)	99	—	(106)	106	—
Pre-tax segment profit after eliminations	$10,320	$3,423	$13,743	$8,211	$4,204	$12,415
% of segment pre-tax profit after eliminations	75.1%	24.9%	100.0%	66.1%	33.9%	100.0%
Segment assets (dollars in millions)	$3,042	$48	$3,090	$2,899	$51	$2,950

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$52,528	$1	$52,529	$49,864	$1	$49,865
Less: loan loss provision	1,855	—	1,855	1,419	—	1,419
Net interest income after loan loss provision	50,673	1	50,674	48,445	1	48,446
Other income:
Fees for wealth management services	—	18,263	18,263	—	18,705	18,705
Service charges on deposit accounts	1,415	—	1,415	1,464	—	1,464
Loan servicing and other fees	1,031	—	1,031	1,188	—	1,188
Net (loss) gain on sale of loans	1,656	—	1,656	1.586	—	1.586
Net gain on sale of available for sale securities	(58)	—	(58)	813	—	813
Net (loss) gain on sale of other real estate owned	(76)	—	(76)	90	—	90
Insurance commissions	—	2,121	2,121	—	1,838	1,838
Other operating income	2,612	64	2,676	3,181	77	3,258
Total other income	6,580	20,448	27,028	8,322	20,620	28,942

Other expenses:
Salaries & wages	16,179	7,756	23,935	14,976	6,958	21,934
Employee benefits	3,235	1,686	4,921	3,875	1,472	5,347
Occupancy & equipment	4,054	801	4,855	4,440	834	5,274
Amortization of intangible assets	438	1,342	1,780	621	1,316	1,937
Professional fees	1,696	63	1,759	1,421	79	1,500
Other operating expenses	12,092	1,968	14,060	15,508	1,911	17,419
Total other expenses	37,694	13,616	51,310	40,841	12,570	53,411
Segment profit	19,559	6,833	26,392	15.926	8,051	23,977
Intersegment (revenues) expenses*	(198)	198	—	(211)	211	—
Pre-tax segment profit after eliminations	$19,361	$7,031	$26,392	$15,715	$8,262	$23,977
% of segment pre-tax profit after eliminations	73.4%	26.6%	100.0%	65.5%	34.5%	100.0%
Segment assets (dollars in millions)	$3,042	$48	$3,090	$2,899	$51	$2,950

*     Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	June 30, 2016	December 31, 2015
Assets under management, administration, supervision and brokerage:	$9,632.5	$8,364.8

Note 11 - Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(dollars in thousands)	2016	2015
Balance, beginning of period	$5,183	$4,815
Additions	243	282
Amortization	(181)	(149)
Recovery	—	22
Impairment	(599)	—
Balance, end of period	$4,646	$4,970
Fair value	$4,646	$5,643

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Balance, beginning of period	$5,142	$4,765
Additions	502	519
Amortization	(316)	(263)
Recovery	—	22
Impairment	(682)	(73)
Balance, end of period	$4,646	$4,970
Fair value	$4,646	$5,643
Residential mortgage loans serviced for others, end of period ………..	$610,418	$595,440

As of June 30, 2016 and December 31, 2015, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Fair value amount of MSRs	$4,646	$5,726
Weighted average life (in years)	4.8	6.4
Prepayment speeds (constant prepayment rate)*	15.5%	10.2%
Impact on fair value:
10% adverse change	$(225)	$(198)
20% adverse change	$(431)	$(384)
Discount rate	9.55%	10.5%
Impact on fair value:
10% adverse change	$(140)	$(224)
20% adverse change	$(272)	$(431)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

(dollars in thousands)	Balance December 31, 2015	Additions/ Adjustments	Amortization	Balance June 30, 2016	Amortization Period (in years)
Goodwill – Wealth	$20,412	$—	$—	$20,412		Indefinite
Goodwill – Banking	80,783	—	—	80,783		Indefinite
Goodwill – Insurance	3,570	—	—	3,570		Indefinite
Total	$104,765	$—	$—	$104,765
Core deposit intangible	$4,272	$—	$(415)	$3,857		10
Customer relationships	14,384	—	(591)	13,793	10	to	20
Non-compete agreements	2,932	—	(751)	2,181	5	to	10
Trade name	2,165	—	—	2,165		Indefinite
Favorable lease	150	—	(23)	127		5.75
Total	$23,903	$—	$(1,780)	$22,123
Grand total	$128,668	$—	$(1,780)	$126,888

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2015 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three and six months ended June 30, 2016, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The following tables detail the components of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2016 and 2015:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, March 31, 2016	$2,695	$—	$(1,193)	$1,502
Net change	970	—	16	986
Balance, June 30, 2016	$3,665	$—	$(1,177)	$2,488

Balance, March 31, 2015	$2,617	$(259)	$(12,645)	$(10,287)
Net change	(1,275)	183	(255)	(1,347)
Balance, June 30, 2015	$1,342	$(76)	$(12,900)	$(11,634)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$774	$—	$(1,186)	$(412)
Net change	2,891	—	9	2,900
Balance, June 30, 2016	$3,665	$—	$(1,177)	$2,488

Balance, December 31, 2014	$1,316	$(25)	$(12,995)	$(11,704)
Net change	26	(51)	95	70
Balance, June 30, 2015	$1,342	$(76)	(12,900)	$(11,634)

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three and six month periods ended June 30, 2016 and 2015:

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Three Months Ended June 30,
	2016	2015
Net unrealized gain on investment securities available for sale:
Realization of (gain) loss on sale of investment securities available for sale	$43	$(3)	Net gain on sale of available for sale investment securities
Less: income tax benefit (expense)	15	1	Less: income tax expense
Net of income tax	$28	$(2)	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$24	$504	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	—	Employee benefits
Total expense before income tax benefit	24	504	Total expense before income tax benefit
Less: income tax benefit	8	176	Less: income tax benefit
Net of income tax	$16	$328	Net of income tax

Description of Accumulated Other Comprehensive Loss Component	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Income Statement Category
	For The Six Months Ended June 30,
	2016	2015
Net unrealized gain on investment securities available for sale:
Realization of (gain) loss on sale of investment securities available for sale	$58	$(813)	Net (loss) gain on sale of available for sale investment securities
Less: income tax expense	20	285	Less: income tax expense
Net of income tax	$38	$(528)	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$48	$1,008	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	—	Employee benefits
Total expense before income tax benefit	48	1,008	Total expense before income tax benefit
Less: income tax benefit	17	353	Less: income tax benefit
Net of income tax	$31	$655	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pension and Other Post-Retirement Benefit Plans

Note 14 - Shareholders’ Equity

Dividend

On July 21, 2016, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.21 per share payable September 1, 2016 to shareholders of record as of August 4, 2016. During the second quarter of 2016, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.20 per share. This dividend totaled $3.4 million, based on outstanding shares and restricted stock units as of May 10, 2016 of 17,069,243 shares.

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

Options

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the three and six months ended June 30, 2016, 16,850 shares and 32,803 shares, respectively, were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $363 thousand and $647 thousand, respectively.

Stock Repurchases

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. During the three months ended March 31, 2016, the Corporation repurchased 286,700 shares under the 2015 Program at an average price of $27.80 per share. No shares were repurchased under the 2015 Program during the three months ended June 30, 2016. All share repurchases under the 2015 Program were accomplished in open market transactions. As of June 30, 2016, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300. In addition to the 2015 Program, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three or six months ended June 30, 2016 or 2015.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at June 30, 2016 and December 31, 2015 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of June 30, 2016:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	86.1	—	86.1	—
Obligations of state & political subdivisions	39.6	—	39.6	—
Mortgage-backed securities	186.3	—	186.3	—
Collateralized mortgage obligations	36.7	—	36.7	—
Mutual funds	18.7	18.7	—	—
Other debt securities	1.5	—	1.1.57	—
Total assets measured on a recurring basis at fair value	$369.0	$18.8	$350.2	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$4.6	$—	$—	$4.6
Impaired loans and leases	13.9	—	—	13.9
Other real estate owned (“OREO”)	0.8	—	—	0.8
Total assets measured on a non-recurring basis at fair value	$19.3	$—	$—	$19.3

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of December 31, 2015:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	101.5	—	101.5	—
Obligations of state & political subdivisions	42.0	—	42.0	—
Mortgage-backed securities	158.7	—	158.7	—
Collateralized mortgage obligations	29.8	—	29.8	—
Mutual funds	19.2	19.2	—	—
Other debt securities	1.6	—	1.6	—
Total assets measured on a recurring basis at fair value	$352.9	$19.3	$333.6	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.7	$—	$—	$5.7
Impaired loans and leases	13.8	—	—	13.8
OREO	2.6	—	—	2.6
Total assets measured on a non-recurring basis at fair value	$22.1	$—	$—	$22.1

During the three months ended June 30, 2016, a decrease of $96 thousand was recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three months ended June 30, 2016.

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

Other Assets

The carrying amount of FHLB stock, accrued interest receivable, income taxes receivable and other investments are their fair values.

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

Other Liabilities

The carrying amounts of accrued interest payable and other accrued payables are their fair values.

Off-Balance Sheet Instruments

Estimated fair values of the Corporation’s commitments to extend credit, standby letters of credit and financial guarantees are not included in the table below as their carrying values generally approximate their fair values. These instruments generate fees that approximate those currently charged to originate similar commitments.

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of June 30,		As of December 31
	Fair Value	2016		2015
(dollars in thousands)	Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$34,191	$34,191	$143,067	$143,067
Investment securities, available for sale	See Note 16	365,470	365,470	348,966	348,966
Investment securities, held to maturity	Level 2	2,915	2,916	—	—
Investment securities, trading	Level 2	3,521	3,521	3,950	3,950
Loans held for sale	Level 2	11,882	11,882	8,987	8,987
Net portfolio loans and leases	Level 3	2,406,785	2,444,484	2,253,131	2,273,947
Mortgage servicing rights	Level 3	4,646	4,646	5,142	5,726
Other assets	Level 3	27,484	27,484	30,271	30,271
Total financial assets		$2,856,894	$2,894,594	$2,793,514	$2,814,914
Financial liabilities:
Deposits	Level 2	$2,409,691	$2,410,336	$2,252,725	$2,251,703
Short-term borrowings	Level 2	19,119	19,119	94,167	94,156
Long-term FHLB advances and other borrowings	Level 2	224,802	223,859	254,863	254,796
Subordinated notes	Level 2	29,505	31,032	29,479	27,453
Other liabilities	Level 2	34,506	34,506	34,052	34,052
Total financial liabilities		$2,717,623	$2,718,852	$2,665,286	$2,662,160

 *See Note 16 for a description of fair value hierarchy levels.

Note 18 - New Accounting Pronouncements

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Corporation is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide community banking, business banking, residential mortgage lending, consumer and commercial lending to customers through its 25 full-service branches, eight limited-hour retirement community offices, and one limited-service branch located throughout the Montgomery, Delaware, Chester and Dauphin counties of Pennsylvania and New Castle county in Delaware. The Corporation and its subsidiaries also provide wealth management and insurance advisory services through its network of Wealth Management and insurance offices located in Bryn Mawr, Devon and Hershey, Pennsylvania as well as Greenville, Delaware. The Corporation’s stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

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

Acquisition of Robert J. McAllister Agency, Inc. (“RJM”)

The acquisition of RJM, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on April 1, 2015. The consideration paid by the Corporation was $1.0 million, of which $500 thousand was paid at closing and five contingent cash payments, not to exceed $100 thousand each, to be payable on each of March 31, 2016, March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. The first of these contingent payments, in the amount of $85 thousand, was paid during the three months ended June 30, 2016. The acquisition enhanced the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2016, as compared to the same periods in 2015, and the changes in its financial condition as of June 30, 2016 as compared to December 31, 2015. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●

Net income for the three months ended June 30, 2016 was $8.9 million, an increase of $801 thousand as compared to net income of $8.1 million for the same period in 2015. Diluted earnings per share was $0.52 for the three months ended June 30, 2016 as compared to $0.45 for the same period in 2015.

●

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended June 30, 2016 were 9.80% and 1.16%, respectively, as compared to ROE and ROA of 8.61% and 1.12%, respectively, for the same period in 2015.

●	Tax-equivalent net interest income increased $1.6 million, or 6.3%, to $26.8 million for the three months ended June 30, 2016, as compared to $25.2 million for the same period in 2015.

●

Provision for loan and lease losses (the “Provision”), of $445 thousand for the three months ended June 30, 2016 was a decrease of $405 thousand from the $850 thousand Provision recorded for the same period in 2015.

●	Non-interest income of $13.8 million for the three months ended June 30, 2016 decreased $357 thousand, or 2.5%, as compared to $14.2 million for the same period in 2015.

●

Fees for wealth management services and insurance revenue of $9.4 million and $845 thousand, respectively, for the three months ended June 30, 2016 was a decrease of $169 thousand and an increase of $28 thousand, respectively, from the same period in 2015.

●	Non-interest expense of $26.3 million for the three months ended June 30, 2016 increased $277 thousand, from $26.0 million for the same period in 2015.

Six Month Results of Operations

●

Net income for the six months ended June 30, 2016 was $17.2 million, an increase of $1.6 million as compared to net income of $15.6 million for the same period in 2015. Diluted earnings per share was $1.01 for the six months ended June 30, 2016 as compared to $0.87 for the same period in 2015.

●	ROE and ROA for the six months ended June 30, 2016 were 9.51% and 1.14%, respectively, as compared to ROE and ROA of 8.39% and 1.08%, respectively, for the same period in 2015.

●	Tax-equivalent net interest income increased $2.7 million, or 5.4%, to $52.8 million for the six months ended June 30, 2016, as compared to $50.1 million for the same period in 2015.

●	Provision of $1.9 million for the six months ended June 30, 2016 was an increase of $436 thousand from the $1.4 million Provision recorded for the same period in 2015.

●	Non-interest income of $27.0 million for the six months ended June 30, 2016 decreased $1.9 million, or 6.6%, as compared to $28.9 million for the same period in 2015.

●

Fees for wealth management services and insurance revenue of $18.3 million and $2.1 million, respectively, for the six months ended June 30, 2016 were a decrease of $442 thousand and an increase of $283 thousand, respectively, from the same period in 2015.

●	Non-interest expense of $51.3 million for the six months ended June 30, 2016 decreased $2.1 million, from $53.4 million for the same period in 2015.

Changes in Financial Condition

●	Total assets of $3.09 billion as of June 30, 2016 increased $59.1 million from December 31, 2015.

●	Shareholders’ equity of $372.5 million as of June 30, 2016 increased $6.8 million from $365.7 million as of December 31, 2015.

●	Total portfolio loans and leases as of June 30, 2016 were $2.42 billion, an increase of $154.8 million from the December 31, 2015 balance.

●

Total non-performing loans and leases of $9.6 million represented 0.40% of portfolio loans and leases as of June 30, 2016 as compared to $10.2 million, or 0.45% of portfolio loans and leases as of December 31, 2015.

●	The $17.0 million Allowance, as of June 30, 2016, represented 0.70% of portfolio loans and leases, as compared to $15.9 million, or 0.70% of portfolio loans and leases as of December 31, 2015.

●	Total deposits of $2.41 billion as of June 30, 2016 increased $157.0 million from $2.25 billion as of December 31, 2015.

●	Wealth Management assets under management, administration, supervision and brokerage as of June 30, 2016 were $9.63 billion, an increase of $1.27 billion from December 31, 2015.

Key Performance Ratios

Key financial performance ratios for the three months and six ended June 30, 2016 and 2015 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Annualized return on average equity	9.80%	8.61%	9.51%	8.39%
Annualized return on average assets	1.16%	1.12%	1.14%	1.08%
Tax-equivalent net interest margin	3.81%	3.81%	3.84%	3.80%
Basic earnings per share	$0.53	$0.46	$1.02	$0.89
Diluted earnings per share	$0.52	$0.45	$1.01	$0.87
Dividend per share	$0.20	$0.19	$0.40	$0.38
Dividend declared per share to net income per basic common share	37.7%	41.5%	39.2%	42.9%

The following table presents certain key period-end balances and ratios as of June 30, 2016 and December 31, 2015:

(dollars in millions, except per share amounts)	June 30, 2016	December 31, 2015
Book value per share	$21.76	$21.40
Tangible book value per share	$14.60	$13.86
Allowance as a percentage of loans and leases	0.70%	0.70%
Tier I capital to risk weighted assets	10.45%	10.72%
Tangible common equity ratio	8.29%	8.17%
Loan to deposit ratio	101.1%	101.1%
Wealth assets under management, administration, supervision and brokerage	$9,632.5	$8,364.8
Portfolio loans and leases	$2,423.8	$2,269.0
Total assets	$3,090.1	$3,031.0
Shareholders’ equity	$372.5	$365.7

The following sections discuss, in detail, the Corporation’s results of operations for the three and six months ended June 30, 2016, as compared to the same periods in 2015, and the changes in its financial condition as of June 30, 2016 as compared to December 31, 2015.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and six months ended June 30, 2016 and 2015, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income increased $1.6 million, or 6.3%, to $26.8 million for the three months ended June 30, 2016, as compared to $25.2 million for the same period in 2015. The increase in net interest income between the periods was largely related to the increase in average loans for the three months ended June 30, 2016 as compared to the same period in 2015. Average loans for the second quarter of 2016 increased by $294.5 million from the same period in 2015, while the yield earned on loans decreased by 22 basis points. Partially offsetting the increase in average loans was an $88.5 million increase in interest-bearing deposits accompanied by a 7 basis point increase in rate paid on those deposits. In addition, average subordinated notes increased by $29.5 million between periods. The subordinated notes were issued in August 2015.

For the six months ended June 30, 2016, tax equivalent net interest income increased by $2.7 million, or 5.4%, from the same period in 2015. Largely contributing to the increase in tax-equivalent net interest income was the $260.0 million in average loans for the six months ended June 30, 2016 as compared to the same period in 2015. The increase in average loans was offset by a $152.3 million decrease in average interest-bearing deposits with banks, as these funds were redeployed from lower-earning deposit accounts to fund loan originations. Partially offsetting this growth in average interest-earning assets was an $88.5 million increase in average interest-bearing deposits.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended June 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$44,950	$42	0.38%	$182,099	$124	0.27%
Investment securities - available for sale:
Taxable	325,893	1,433	1.77%	310,011	1,184	1.53%
Non-taxable(3)	39,193	187	1.92%	37,035	157	1.70%
Total investment securities - available for sale	365,086	1,620	1.78%	347,046	1,341	1.55%
Investment securities – held to maturity	2,427	4	0.66%	—	—
Investment securities - trading	3,640	2	0.22%	4,034	11	1.09%
Loans and leases(1)(2)(3)	2,412,643	27,761	4.63%	2,118,106	25,623	4.85%
Total interest-earning assets	2,828,746	29,429	4.18%	2,651,285	27,099	4.10%
Cash and due from banks	16,413			16,222
Allowance for loan and lease losses	(17,271)			(14,346)
Other assets	262,065			257,540
Total assets	$3,089,953			$2,910,701
Liabilities:
Savings, NOW, and market rate accounts	$1,273,964	589	0.19%	$1,224,544	575	0.19%
Wholesale deposits	196,517	361	0.74%	130,497	195	0.60%
Time deposits	246,771	452	0.74%	273,718	292	0.43%
Total interest-bearing deposits	1,717,252	1,402	0.33%	1,628,759	1,062	0.26%
Short-term borrowings	32,328	20	0.25%	34,980	10	0.11%
Long-term FHLB advances and other borrowings	236,248	867	1.48%	249,678	851	1.37%
Subordinated notes	29,496	370	5.05%	—	—%
Total borrowings	298,072	1,257	1.70%	284,658	861	1.21%
Total interest-bearing liabilities	2,015,324	2,659	0.53%	1,913,417	1,923	0.40%
Non-interest-bearing deposits	675,710			580,240
Other liabilities	32,804			37,890
Total non-interest-bearing liabilities	708,514			618,130
Total liabilities	2,723,838			2,531,547
Shareholders’ equity	366,115			379,154
Total liabilities and shareholders’ equity	$3,089,953			$2,910,701
Net interest spread			3.65%			3.70%
Effect of non-interest-bearing liabilities			0.16%			0.11%
Tax-equivalent net interest income and margin on earning assets(3)		$26,770	3.81%		$25,176	3.81%
Tax-equivalent adjustment(3)		$143	0.02%		$106	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

	For the Six Months Ended June 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$42,000	$88	0.42%	$194,328	$239	0.25%
Investment securities - available for sale:
Taxable	321,123	2,832	1.77%	322,421	2,520	1.58%
Non-taxable(3)	39,925	378	1.90%	36,184	360	2.01%
Total investment securities - available for sale	361,048	3,210	1.79%	358,605	2,880	1.62%
Investment securities – held to maturity	1,214	4	0.66%	—	—
Investment securities - trading	3,793	2	0.11%	3,966	15	0.76%
Loans and leases(1)(2)(3)	2,360,613	54,539	4.65%	2,100,592	50,850	4.88%
Total interest-earning assets	2,768,668	57,843	4.20%	2,657,491	53,984	4.10%
Cash and due from banks	16,457			17,649
Allowance for loan and lease losses	(16,755)			(14,605)
Other assets	263,180			253,873
Total assets	$3,031,550			$2,914,408
Liabilities:
Savings, NOW, and market rate accounts	$1,276,797	1,158	0.18%	$1,238,399	1,169	0.19%
Wholesale deposits	166,859	594	0.72%	135,282	383	0.57%
Retail time deposits	231,795	726	0.63%	270,775	538	0.40%
Total interest-bearing deposits	1,675,451	2,478	0.30%	1,644,456	2,090	0.26%
Short-term borrowings	33,243	37	0.22%	45,038	31	0.14%
Long-term FHLB advances and other borrowings	243,131	1,775	1.47%	257,963	1,761	1.38%
Subordinated notes	29,489	736	5.02%	—	—
Total borrowings	305,863	2,548	1.68%	303,001	1,792	1.19%
Total interest-bearing liabilities	1,981,314	5,026	0.51%	1,947,457	3,882	0.40%
Non-interest-bearing deposits	653,379			557,386
Other liabilities	33,363			34,332
Total non-interest-bearing liabilities	686,742			591,718
Total liabilities	2,668,056			2,539,175
Shareholders’ equity	363,494			375,233
Total liabilities and shareholders’ equity	$3,031,550			$2,914,408
Net interest spread			3.69%			3.70%
Effect of non-interest-bearing liabilities			0.15%			0.10%
Tax-equivalent net interest income and margin on earning assets(3)		$52,817	3.84%		$50,102	3.80%
Tax-equivalent adjustment(3)		$288	0.02%		$237	0.02%
(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2016 as compared to the same periods in 2015, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2016 Compared to 2015
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$(160)	$78	$(82)	$(247)	$96	$(151)
Investment securities	71	203	274	40	281	321
Loans and leases	9,299	(7,161)	2,138	10,188	(6,499)	3,689
Total interest income	$9,210	$(6,880)	$2,330	$9,981	$(6,122)	$3,859
Interest expense:
Savings, NOW and market rate accounts	$14	$—	$14	$89	$(100)	$(11)
Wholesale deposits	98	68	166	88	123	211
Retail time deposits	(180)	340	160	(199)	387	188
Borrowed funds**	(214)	240	26	(223)	243	20
Subordinated notes	370	—	370	736	—	736
Total interest expense	88	648	736	491	653	1,144
Interest differential	$9,122	$(7,528)	$1,594	$9,490	$(6,775)	$2,715

*The tax rate used in the calculation of the tax-equivalent income is 35%.

         **Borrowed funds include short-term borrowings and Federal Home Loan Bank advances and other borrowings.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.81% for the three months ended June 30, 2016 remained unchanged from the same period in 2015. The contribution to the tax-equivalent net interest margin from the accretion of fair value marks was 17 basis points for the three months ended June 30, 2016 as compared to 22 basis points for the same period in 2015.

For the six months ended June 30, 2016, the tax-equivalent net interest margin increased by 4 basis points from 3.80% to 3.84%. The accretion of fair value marks for the six months ended June 30, 2016 contributed 17 basis points to the margin, as compared to 22 basis points for the same period in 2015.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
2nd Quarter 2016	4.18%	0.53%	3.65%	0.16%	3.81%
1st Quarter 2016	4.22%	0.49%	3.73%	0.14%	3.87%
4th Quarter 2015	4.11%	0.48%	3.63%	0.14%	3.77%
3rd Quarter 2015	3.97%	0.45%	3.52%	0.13%	3.65%
2nd Quarter 2015	4.10%	0.40%	3.70%	0.11%	3.81%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After June 30, 2016		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2015
	Amount	Percentage	Amount	Percentage
+300 basis points	$7,267	6.84%	$3,128	3.09%
+200 basis points	$4,511	4.25%	$1,637	1.62%
+100 basis points	$1,728	1.63%	$210	0.21%
-100 basis points	$(3,030)	(2.85)%	$(2,490)	(2.46)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2016 in the +100 basis point scenario, which is similar to the December 31, 2015 simulation. Asset sensitivity table indicates that a 100, 200 or 300 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is slightly more asset sensitive in comparison to December 31, 2015. This is a result of the decline in low interest earning cash balances which was redeployed into higher earning investment and loan assets, but was partially offset by slight increases in funding costs.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of June 30, 2016:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$20.5	$—	$—	$—	$—	$20.5
Investment securities – available for sale	32.8	73.6	172.2	86.9	—	365.5
Investment securities – held to maturity	—	—	—	2.9	—	2.9
Investment securities – trading	3.5	—	—	—	—	3.5
Loans and leases(1)	803.1	299.0	972.2	361.4	—	2,435.7
Allowance for loan and lease losses	—	—	—	—	(17.0)	(17.0)
Cash and due from banks	—	—	—	—	13.7	13.7
Other assets	—	—	—	—	265.3	265.3
Total assets	$859.9	$372.6	$1,144.4	$451.2	$262.0	$3,090.1
Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$42.7	$128.0	$179.8	$338.7	$—	$689.2
Savings, NOW and market rate	89.2	267.6	627.1	285.5	—	1,269.4
Time deposits	42.9	143.7	92.3	0.2	—	279.1
Wholesale non-maturity deposits	58.7	—	—	—	—	58.7
Wholesale time deposits	15.8	47.6	49.9	—	—	113.3
Short-term borrowings	19.1	—	—	—	—	19.1
Long-term FHLB advances and other borrowings	35.0	40.0	149.8	—	—	224.8
Subordinated notes	—	—	29.5	—	—	29.5
Other liabilities	—	—	—	—	34.5	34.5
Shareholders’ equity	13.3	39.9	212.7	106.6	—	372.5
Total liabilities and shareholders’ equity	$316.7	$666.8	$1,341.1	$731.0	$34.5	$3,090.1
Interest-earning assets	$859.9	$372.6	$1,144.4	$451.2	$—	$2,828.1
Interest-bearing liabilities	260.7	498.9	948.6	285.7	—	1,993.9
Difference between interest-earning assets and interest-bearing liabilities	$599.2	$(126.3)	$195.8	$165.5	$—	$834.2
Cumulative difference between interest earning assets and interest-bearing liabilities	$599.2	472.9	668.7	834.2
Cumulative earning assets as a % of cumulative interest bearing liabilities	330%	162%	139%	142%		142%

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended June 30, 2016, the Corporation recorded a Provision of $445 thousand as compared to $850 thousand for the same period in 2015. The decrease in Provision for the three months ended June 30, 2016 was not only related to the low level of net charge-offs for the quarter, which totaled $254 thousand, but also resulted from improvements in certain loan quality metrics in some of the larger loan portfolio segments. These improvements, which affect the qualitative factors considered in the formulation of the Allowance, were largely responsible for the Provision decrease.

For the six months ended June 30, 2016, the Provision of $1.9 million was a $436 thousand increase from the same period in 2015. A considerable amount of the increase in 2016 was related to the strong loan growth during the first six months of 2016. For the six months ended June 30, 2016, portfolio loans increased by $154.8 million as compared to a $76.8 million for the same period in 2015, excluding the loans acquired in the Continental Merger.

Asset Quality and Analysis of Credit Risk

As of June 30, 2016, total nonperforming loans and leases decreased by $627 thousand, to $9.6 million, representing 0.40% of portfolio loans and leases, as compared to $10.2 million, or 0.45% of portfolio loans and leases as of December 31, 2015. The decrease in nonperforming loans and leases resulted from pay-offs or pay-downs of $2.3 million of loans and leases and the return to performing status of $255 thousand of loans and leases which had been nonperforming as of December 31, 2015. Partially offsetting the decreases in nonperforming loans from December 31, 2015 was the addition during the first and second quarters of 2016 of $2.0 million of new nonperforming loans and leases.

As of June 30, 2016, the Allowance of $17.0 million represented 0.70% of portfolio loans and leases, as compared to $15.9 million, or 0.70% of portfolio loans as of December 31, 2015. The Allowance on originated portfolio loans, as a percentage of originated portfolio loans, was 0.81% as of June 30, 2016 as compared to 0.84% as of December 31, 2015. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of June 30, 2016, the Corporation had OREO valued at $784 thousand, as compared to $2.6 million as of December 31, 2015. During the six months ended June 30, 2016, a $1.9 million OREO property acquired from a foreclosure during the fourth quarter of 2015 was sold, resulting in a loss on sale of $76 thousand. There were no sales of OREO during the three months ended June 30, 2016. The balance of OREO as of June 30, 2016 was comprised of five residential properties, four of which are manufactured housing properties acquired in the Continental Merger. All properties are recorded at the lower of cost or fair value less cost to sell.

As of June 30, 2016, the Corporation had $6.8 million of troubled debt restructurings (“TDRs”), of which $5.0 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2015, the Corporation had $6.8 million of TDRs, of which $4.9 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of June 30, 2016, the Corporation had a recorded investment of $14.5 million of impaired loans and leases which included $6.8 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2015 totaled $14.5 million, which included $6.8 million of TDRs. Refer to Note 5H in the Notes to unaudited consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	June 30, 2016	December 31, 2015
Nonperforming Assets:
Nonperforming loans and leases	$9,617	$10,244
Other real estate owned	784	2,638
Total nonperforming assets	$10,401	$12,882
Troubled Debt Restructures:
TDRs included in non-performing loans	$1,779	$1,935
TDRs in compliance with modified terms	4,984	4,880
Total TDRs	$6,763	$6,815
Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	177.1%	154.8%
Nonperforming loans and leases to total portfolio loans and leases	0.40%	0.45%
Allowance for loan and lease losses to total portfolio loans and leases	0.70%	0.70%
Nonperforming assets to total loans and leases and OREO	0.43%	0.56%
Total portfolio loans and leases	$2,423,821	$2,268,988
Allowance for loan and lease losses	$17,036	$15,857

NON-INTEREST INCOME

Three Months Ended June 30, 2016 Compared to the Same Period in 2015

Non-interest income for the three months ended June 30, 2016 decreased $357 thousand as compared to the same period in 2015. Contributing to this decrease was a $169 thousand decrease in fees for wealth management services, much of which was the result of a shift in the composition of the portfolio, with more of the portfolio being comprised of assets held in lower-yielding fixed-fee accounts as of June 30, 2016, as compared to June 30, 2015 (see tables below). In addition, gain on sale of OREO during the three months ended June 30, 2015 totaled $75 thousand as compared to no gain or loss during the three months ended June 30, 2016. Loss on sale of available for sale investment securities for the second quarter of 2016 totaled $$43 thousand, as compared to a gain on sale during the same period in 2015 of $3 thousand. Partially offsetting these decreases was a $118 thousand increase in gain on sale of loans for the three months ended June 30, 2016 as compared to the same period in 2015.

Six Months Ended June 30, 2016 Compared to the Same Period in 2015

For the six months ended June 30, 2016, non-interest income decreased $1.9 million as compared to the same period in 2015. The most significant contributors to this decrease were a $442 thousand decrease in fees for wealth management services, an $871 thousand decrease in gain on sale of available for sale investment securities, and a $437 thousand decrease in dividends on FRB and FHLB stocks. The decrease in fees for wealth management services was largely related to the shift on the wealth portfolio discussed in the previous paragraph. The decrease in gain on sale of available for sale investment securities resulted because the $813 thousand gain on sale recognized during the first six months of 2015, primarily related to the sale of available for sale investment securities acquired in the Continental Merger, was not repeated during the six months ended June 30, 2016. The decrease in dividends on bank stocks occurred because the special dividend of $448 thousand issued by FHLB in the first quarter of 2015 was not repeated in 2016. These decreases were partially offset by a $283 thousand increase in insurance revenue during the period.

Wealth Assets Under Management, Administration, Supervision and Brokerage (“Wealth Assets”)

Wealth Asset accounts are categorized into two groups; the first account group consists predominantly of clients whose fees are determined based on the market value of the assets held in their accounts (“Market Value” fee basis). The second account group consists predominantly of clients whose fees are set at fixed amounts (“Fixed Fee” basis), and, as such, are not affected by market value changes.

The following table details the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Market value	$4,798,645	$4,759,442	$4,725,173	$4,604,163	$4,927,314
Fixed	4,833,876	4,522,301	3,639,632	3,614,113	3,608,710
	$9,632,521	$9,281,743	$8,364,805	$8,218,276	$8,536,024

The following table details the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Market value	$6,825	$6,464	$6,710	$6,941	$7,047
Fixed	2,606	2,368	2,285	2,253	2,553
	$9,431	$8,832	$8,995	$9,194	$9,600

Residential Mortgage Loan Sales

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Residential mortgage loans held in portfolio	$414.9	$381.3	$414.9	$381.3
Mortgage originations	$64.9	$63.3	$117.4	$99.0
Mortgage loans sold:
Servicing retained	$26.9	$28.2	$52.9	$52.8
Servicing released	5.3	9.3	7.7	11.9
Total mortgage loans sold	$32.2	$37.5	$60.6	$64.7
Percent servicing-retained	83.6%	75.3%	87.3%	81.6%
Percent servicing-released	16.4%	24.7%	12.7%	18.4%
Percent of originated mortgage loans sold	49.7%	59.2%	51.6%	65.3%
Mortgage servicing rights (“MSRs”)	$4.6	$5.0	$4.6	$5.0
Net gain on sale of residential mortgage loans	$0.9	$0.8	$1.6	$1.6
Residential mortgage loans serviced for others(1)	$610.4	$595.4	$610.4	$595.4

The following table provides details of other operating income for the three and six months ended June 30, 2016 and 2015:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Merchant interchange fees	$321	$324	$729	$621
Commissions and fees	185	251	390	382
Bank-owned life insurance (“BOLI”) income	220	169	465	352
Safe deposit box rentals	95	102	189	196
Other investment income	100	53	102	123
Rental income	33	44	75	91
Miscellaneous other income	222	313	249	579
Other operating income	$1,176	$1,256	$2,199	$2,344

NON-INTEREST EXPENSE

Three Months Ended June 30, 2016 Compared to the Same Period in 2015

Non-interest expense for the three months ended June 30, 2016 increased $277 thousand, to $26.3 million, as compared to $26.0 million for the same period in 2015. The items contributing to this increase included a $1.1 million increase in salaries and wages, related to annual increases and incentive accruals, a $407 thousand increase in furniture, fixtures and equipment expense largely related to the infrastructure improvements completed in 2015 that began depreciating in 2016 and a $621 thousand increase in impairment of MSRs. This impairment was the result of increased expectations for the continuation of the low interest rate environment, partially driven by international events, which caused interest rates to fall at the end of the second quarter of 2016. Partially offsetting these increases was a $1.3 million decrease in due diligence, merger-related and merger integration costs which were primarily related to the Continental Merger which was wrapped up by the end of 2015.

Six Months Ended June 30, 2016 Compared to the Same Period in 2015

Non-interest expense for the six months ended June 30, 2016 decreased $2.1 million, with the largest contributors to the decrease being the $3.8 million decrease in due diligence, merger-related and merger integration costs and a $1.5 million decrease in other operating expense detailed in the table below. These decreases were partially offset by increases of $2.0 million in salary and wages, $814 thousand in furniture, fixtures and equipment expense and $631 thousand in impairment of MSRs. These items increased for the same reasons discussed in the preceding paragraph.

The following table provides details of other operating expenses for the three and six months ended June 30, 2016 and 2015:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Debt prepayment penalties	$—	$—	$—	$177
Deferred compensation trust expense	197	93	(16)	206
Director fees	161	158	346	309
Dues and subscriptions	116	122	217	222
FDIC insurance	388	368	822	742
Insurance	203	188	422	376
Loan processing	544	269	867	621
Miscellaneous	(154)	504	6	1,090
MSR amortization	181	149	317	263
OREO impairment	—	57	—	139
Other taxes	22	20	31	42
Outsourced services	147	105	250	210
Portfolio maintenance	133	89	184	190
Postage	152	132	293	282
Stationary and supplies	112	138	265	325
Swap termination penalties	—	—	—	343
Telephone	432	371	831	769
Temporary help and recruiting	213	291	478	525
Travel and entertainment	196	170	394	324
Other operating expense	$3,043	$3,224	$5,707	$7,155

INCOME TAXES

Income tax expense for the three and six months ended June 30, 2016 was $4.8 million and $9.2 million, respectively, as compared to $4.3 million and $8.4 million for the same respective periods in 2015. The tax expense recorded reflects an increase in the effective tax rate from 34.6% for the second quarter of 2015 to 35.1% for the second quarter of 2016. The effective tax rate for the six months ended June 30, 2015 and 2016 were unchanged at 34.9%.

BALANCE SHEET ANALYSIS

Total assets as of June 30, 2016 of $3.09 billion increased $59.1 million from $3.03 billion as of December 31, 2015.

Loans and Leases

The table below compares the portfolio loans and leases outstanding at June 30, 2016 to December 31, 2015:

	June 30, 2016		December 31, 2015		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,055,934	43.6%	$964,259	42.5%	$91,675	9.5%
Home equity lines & loans	202,989	8.4%	209,473	9.2%	(6,484)	(3.1)%
Residential mortgage	414,863	17.1%	406,404	17.9%	8,459	2.1%
Construction	133,313	5.5%	90,421	4.0%	42,892	47.4%
Commercial and industrial	538,684	22.2%	524,515	23.1%	14,169	2.7%
Consumer	21,561	0.9%	22,129	1.0%	(568)	(2.6)%
Leases	56,477	2.3%	51,787	2.3%	4,690	9.1%
Total portfolio loans and leases	2,423,821	100.0%	2,268,988	100.0%	154,833	6.8%
Loans held for sale	11,882		8,987		2,895	32.2%
Total loans and leases	$2,435,703		$2,277,975		$157,728	6.9%

Cash and Investment Securities

As of June 30, 2016, liquidity remained strong as the Corporation had $16.9 million of cash balances at the Federal Reserve and $3.6 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of June 30, 2016 totaled $365.5 million, as compared to $349.0 million as of December 31, 2015. The increase was primarily related to a $27.7 million increase in mortgage-backed securities, partially offset by a decreases of $15.4 million in U.S. government agency securities.

Deposits, Borrowings and Subordinated Debt

Deposits and borrowings as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$333,425	13.8%	$338,861	15.0%	$(5,436)	(1.6)%
Money market	718,144	29.8%	749,726	33.3%	(31,582)	(4.2)%
Savings	217,877	9.1%	187,299	8.3%	30,578	16.3%
Wholesale non-maturity deposits	58,690	2.4%	67,717	3.0%	(9,027)	(13.3)%
Wholesale time deposits	113,274	4.7%	53,185	2.4%	60,089	113.0%
Retail time deposits	279,067	11.6%	229,253	10.2%	49,814	21.7%
Interest-bearing deposits	1,720,477	71.4%	1,626,041	72.2%	94,436	5.8%
Non-interest-bearing deposits	689,214	28.6%	626,684	27.8%	62,530	10.0%
Total deposits	$2,409,691	100.0%	$2,252,725	100.0%	$156,966	7.0%

	June 30, 2016		December 31, 2015		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$19,119	7.0%	$94,167	24.5%	$(75,048)	(79.7)%
Long-term FHLB advances and other borrowings	224,802	82.2%	260,146	67.8%	(35,344)	(13.6)%
Subordinated notes	29,505	10.8%	29,479	7.7%	26	0.1%
Borrowed funds	$273,426	100.0%	$383,792	100.0%	$(110,366)	(28.8	) %

Capital

Consolidated shareholder’s equity of the Corporation was $372.5 million, or 12.1% of total assets as of June 30, 2016, as compared to $365.7 million, or 12.1% of total assets as of December 31, 2015. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2016 and December 31, 2015:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2016:
Total (Tier II) capital to risk weighted assets
Corporation	$304,097	12.35%	$246,232	10.00%
Bank	286,223	11.65%	245,685	10.00%
Tier I capital to risk weighted assets
Corporation	257,234	10.45%	196,926	8.00%
Bank	268,865	10.94%	196,611	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	257,234	10.45%	123,078	5.00%
Bank	268,865	10.94%	122,882	5.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	257,234	8.65%	193,297	6.50%
Bank	268,865	9.06%	192,894	6.50%
Tangible common equity to tangible assets(1)
Corporation	245,577	8.29%	—	—
Bank	260,210	8.79%	—	—

December 31, 2015:
Total (Tier II) capital to risk weighted assets
Corporation	$302,236	12.61%	$239,680	10.00%
Bank	257,716	10.78%	239,069	10.00%
Tier I capital to risk weighted assets
Corporation	256,900	10.72%	191,716	8.00%
Bank	241,859	10.12%	191,193	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	256,900	10.72%	119,823	5.00%
Bank	241,859	10.12%	119,496	5.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	256,900	9.02%	185,127	6.50%
Bank	241,859	8.51%	184,734	6.50%
Tangible common equity to tangible assets(1)
Corporation	237,043	8.17%	—	—
Bank	224,146	7.74%	—	—

                          (1) There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. The capital ratios as of June 30, 2016 for the Corporation have decreased from their December 31, 2015 levels, primarily as a result of the increase in risk-weighted assets during the first six months of 2016. The loan growth during the first half of 2016 accounted for the majority of the risk-weighted asset growth, as cash balances that were present as of December 31, 2015, which were risk-weighted at zero percent, were replaced largely by loans which are risk-weighted between 50% and 100%. In addition, the Corporation repurchased $8.1 million of treasury stock and issued dividends of $6.8 million during the six months ended June 30, 2016, further reducing capital. These reductions were partially offset by the $17.2 million increase in retained earnings from net income for the first half of 2016. The capital levels of the Bank, which were affected by the same factors which reduced the Corporation’s capital levels, were increased as a result of the $15 million downstream of capital from the Corporation, which occurred during the first quarter of 2016. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of June 30, 2016	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2015	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$933.4	78.6%	$824.6	72.4%	$108.8	13.2%
Federal Reserve Bank of Philadelphia	137.8	100.0%	131.0	100.0%	6.8	5.2%
Fed Funds Lines (six banks)	79.0	100.0%	34.0	53.1%	45.0	132.4%
Revolving line of credit with correspondent bank	5.0	100.0%	5.0	100.0%	0	0%
	$1,155.2	81.9%	$994.6	75.1%	$160.6	16.2%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with CDC to provide up to $5 million, excluding accrued interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $1.0 million in balances, including accrued interest, as of June 30, 2016 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $33.9 million in balances as of June 30, 2016 under this program.

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

The Wealth Management Segment, as discussed in the Non-Interest Income section above, recorded a pre-tax segment profit (“PTSP”) of $3.4 million for the three months ended June 30, 2016, as compared to PTSP of $4.2 million for the same period in 2015. The Wealth Management Segment provided 24.9% of the Corporation’s pre-tax profit for the three months ended June 30, 2016 as compared to 33.9% for the same period in 2015. The $149 thousand decrease in revenue for the segment and the $625 thousand increases in operating expenses, primarily in salaries and wages and other operating expenses, accounted for the decrease in percentage of pre-tax profit contributed.

For the six months ended June 30, 2016, the Wealth Management Segment recorded a PTSP of $7.0 million, as compared to $8.3 for the same period in 2015. As a percentage of consolidated PTSP, the Wealth Management Segment provided 26.6% for the six months ended June 30, 2016 as compared to 34.5% for the same period in 2015. The primary driver for the decrease was related to expense increases, with revenues remaining relatively flat. The shift in the composition of the wealth portfolio discussed in the non-interest income section above is largely responsible for the relatively unchanged revenue levels.

The Banking Segment recorded a PTSP of $10.3 million and $19.4 million for the three and six months ended June 30, 2016, respectively, as compared to PTSP of $8.2 million and $15.7 million for the same respective periods in 2015. The Banking Segment provided 75.1% and 73.4% of the Corporation’s pre-tax profit for the three and six months ended June 30, 2016, respectively, as compared to 66.1% and 65.5% for the same respective periods in 2015.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2016 were $653.3 million, as compared to $634.2 million at December 31, 2015.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at June 30, 2016 amounted to $30.0 million, as compared to $14.6 million at December 31, 2015.

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

Contractual Cash Obligations of the Corporation as of June 30, 2016:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$2,017.4	$2,017.4	$—	$—	$—
Wholesale and retail time deposits	392.3	249.1	134.8	8.4	—
Short-term borrowings	19.1	19.1	—	—	—
Long-term FHLB advances and other borrowings	224.8	60.0	131.6	33.2	—
Operating leases	33.7	4.3	8.2	6.7	14.5
Purchase obligations	8.1	2.3	2.9	2.9	—
Total	$2,695.4	$2,352.2	$277.5	$51.2	$14.5

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2016.

There were no changes in the Corporation’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors
None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the second quarter of 2016 (1) :

Period	Total Number of Shares Purchased(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2016 – April 30, 2016	2,355	$27.73	—	189,300
May 1, 2016 – May 31, 2016	1,384	$27.89	—	189,300
June 1, 2016 – June 30, 2016	—	$—	—	189,300

Total	3,739	$27.79	—	189,300

(1)

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. During the three months ended June 30, 2016, no repurchases occurred under the 2015 Program. As of June 30, 2016, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300.

(2)	On April 1, 2016, 2,355 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(3)	On May 15, 2016, 1,384 shares were purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation

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

Bryn Mawr Bank Corporation

Date: August 5, 2016	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Michael W. Harrington
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