Form 10-Q
period 2016-09-30
BRYN MAWR BANK CORP
filed 2016-11-04
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended September 30, 2016

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

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at November 2, 2016
Common Stock, par value $1	16,913,268

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2016

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	September 30, 2016	December 31,
(dollars in thousands)	(Unaudited)	2015
Assets
Cash and due from banks	$18,905	$18,452
Interest bearing deposits with banks	30,118	124,615
Cash and cash equivalents	49,023	143,067
Investment securities available for sale, at fair value (amortized cost of $361,849 and $347,776 as of September 30, 2016 and December 31, 2015 respectively)	366,910	348,966
Investment securities held to maturity, at amortized cost (fair value of $2,902 and $0 as of September 30, 2016 and December 31, 2015, respectively)	2,896	-
Investment securities, trading	3,702	3,950
Loans held for sale	11,506	8,987
Portfolio loans and leases, originated	2,176,549	1,883,869
Portfolio loans and leases, acquired	316,808	385,119
Total portfolio loans and leases	2,493,357	2,268,988
Less: Allowance for originated loan and lease losses	(17,716)	(15,857)
Less: Allowance for acquired loan and lease losses	(28)	-
Total allowance for loans and lease losses	(17,744)	(15,857)
Net portfolio loans and leases	2,475,613	2,253,131
Premises and equipment, net	42,559	45,339
Accrued interest receivable	8,066	7,869
Mortgage servicing rights	4,793	5,142
Bank owned life insurance	39,055	38,371
Federal Home Loan Bank stock	13,185	12,942
Goodwill	104,765	104,765
Intangible assets	21,235	23,903
Other investments	9,121	9,460
Other assets	21,651	25,105
Total assets	$3,174,080	$3,030,997
Liabilities
Deposits:
Non-interest-bearing	$718,015	$626,684
Interest-bearing	1,759,862	1,626,041
Total deposits	2,477,877	2,252,725

Short-term borrowings	50,065	94,167
Long-term FHLB advances	204,772	254,863
Subordinated notes	29,518	29,479
Accrued interest payable	1,854	1,851
Other liabilities	31,535	32,201
Total liabilities	2,795,621	2,665,286
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 21,063,536 and 20,931,416 shares as of September 30, 2016 and December 31, 2015, respectively, and outstanding of 16,893,878 and 17,071,523 as of September 30, 2016 and December 31, 2015, respectively	21,064	20,931
Paid-in capital in excess of par value	231,398	228,814
Less: Common stock in treasury at cost - 4,169,658 and 3,859,893 shares as of September 30, 2016 and December 31, 2015, respectively	(66,895)	(58,144)
Accumulated other comprehensive income (loss), net of tax	2,128	(412)
Retained earnings	190,764	174,522
Total shareholders' equity	378,459	365,711
Total liabilities and shareholders' equity	$3,174,080	$3,030,997

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$27,931	$25,620	$82,306	$76,352
Interest on cash and cash equivalents	27	107	115	346
Interest on investment securities:
Taxable	1,373	1,135	4,108	3,616
Non-taxable	125	125	379	366
Dividends	58	42	161	96
Total interest income	29,514	27,029	87,069	80,776
Interest expense:
Interest on deposits	1,575	1,076	4,053	3,166
Interest on short-term borrowings	34	8	71	39
Interest on FHLB advances and other borrowings	818	881	2,593	2,642
Interest on subordinated notes	370	231	1,106	231
Total interest expense	2,797	2,196	7,823	6,078
Net interest income	26,717	24,833	79,246	74,698
Provision for loan and lease losses	1,412	1,200	3,267	2,619
Net interest income after provision for loan and lease losses	25,305	23,633	75,979	72,079
Non-interest income:
Fees for wealth management services	9,100	9,194	27,363	27,899
Insurance commissions	886	1,065	3,007	2,903
Service charges on deposits	688	721	2,103	2,185
Loan servicing and other fees	497	397	1,528	1,585
Net gain on sale of loans	985	685	2,641	2,271
Net (loss) gain on sale of investment securities available for sale	(28)	60	(86)	873
Net (loss) gain on sale of other real estate owned ("OREO")	-	-	(76)	90
Dividends on FHLB and FRB stock	277	138	754	1,052
Other operating income	1,487	1,090	3,686	3,434
Total non-interest income	13,892	13,350	40,920	42,292
Non-interest expenses:
Salaries and wages	11,621	10,941	35,556	32,875
Employee benefits	2,420	2,590	7,341	7,937
Occupancy and bank premises	2,349	2,557	7,204	7,831
Furniture, fixtures, and equipment	1,837	1,712	5,651	4,712
Advertising	334	410	990	1,446
Amortization of intangible assets	888	953	2,668	2,890
Impairment of mortgage servicing rights ("MSR"s)	29	36	711	87
Due diligence, merger-related and merger integration expenses	-	1,015	-	4,810
Professional fees	937	843	2,696	2,343
Pennsylvania bank shares tax	675	433	1,953	1,299
Information technology	881	1,053	2,804	2,569
Other operating expenses	3,506	2,860	9,213	10,015
Total non-interest expenses	25,477	25,403	76,787	78,814

Income before income taxes	13,720	11,580	40,112	35,557
Income tax expense	4,346	4,084	13,484	12,448
Net income	$9,374	$7,496	$26,628	$23,109

Basic earnings per common share	$0.56	$0.43	$1.58	$1.31
Diluted earnings per common share	$0.55	$0.42	$1.57	$1.29
Dividends declared per share	$0.21	$0.20	$0.61	$0.58

Weighted-average basic shares outstanding	16,860,727	17,572,421	16,840,457	17,610,353
Dilutive shares	211,631	261,877	153,998	320,067
Adjusted weighted-average diluted shares	17,072,358	17,834,298	16,994,455	17,930,420

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$9,374	$7,496	$26,628	$23,109

Other comprehensive (loss) income:
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(212), $503, $1,336 and $803, respectively	(394)	935	2,459	1,489
Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax (benefit) expense of $(10), $21, $(30) and $306, respectively	18	(39)	56	(567)
Unrealized investment gains (losses), net of tax expense (benefit) of $(202), $482, $1,366 and $497, respectively	(376)	896	2,515	922
Net change in fair value of derivative used for cash flow hedge:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $(188), $0 and $(216), respectively	-	(349)	-	(400)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $9, $26, $13 and $76, respectively	16	47	25	142
Total other comprehensive (loss) income	(360)	594	2,540	664

Total comprehensive income	$9,014	$8,090	$29,168	$23,773

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net Income	$26,628	$23,109
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,267	2,619
Depreciation of fixed assets	4,234	3,510
Net amortization of investment premiums and discounts	2,415	2,486
Net loss (gain) on sale of investment securities available for sale	86	(873)
Net gain on sale of loans	(2,641)	(2,271)
Stock based compensation cost	1,233	1,047
Amortization and net impairment of mortgage servicing rights	1,236	531
Net accretion of fair value adjustments	(2,966)	(4,029)
Amortization of intangible assets	2,668	2,890
Impairment of other real estate owned ("OREO")	-	90
Net loss (gain) on sale of OREO	76	(90)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(684)	(568)
Other, net	(545)	1,770
Loans originated for resale	(114,087)	(110,098)
Proceeds from loans sold	113,322	107,240
Provision for deferred income taxes	790	2,753
Excess tax benefit from stock-based compensation	-	(715)
Change in income taxes payable/receivable	412	1,824
Change in accrued interest receivable	(197)	(90)
Change in accrued interest payable	3	109
Net cash provided by operating activities	35,250	31,244

Investing activities:
Purchases of investment securities available for sale	(120,839)	(124,161)
Purchases of investment securities held to maturity	(2,928)	-
Proceeds from maturity and paydowns of investment securities available for sale	45,666	48,968
Proceeds from maturity and paydowns of investment securities held to maturity	22	-
Proceeds from sale of investment securities available for sale	202	64,528
Net change in FHLB stock	(243)	4,762
Proceeds from calls of investment securities	58,406	80,465
Net change in other investments	339	(4,223)
Net portfolio loan and lease originations	(223,438)	(150,812)
Purchases of premises and equipment	(1,559)	(5,194)
Purchases of BOLI	-	(5,000)
Acquisitions, net of cash acquired	-	16,129
Proceeds from sale of OREO	1,806	928
Net cash (used in) provided by investing activities	(242,566)	(73,610)

Financing activities:
Change in deposits	225,352	70,780
Change in short-term borrowings	(44,091)	(108,066)
Dividends paid	(10,400)	(10,395)
Change in FHLB advances and other borrowings	(50,000)	(24,883)
Net proceeds from issuance of subordinated notes	-	29,466
Excess tax benefit from stock-based compensation	-	715
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(726)	-
Net purchase of treasury stock for deferred compensation plans	(97)	-
Net purchase of treasury stock	(7,971)	(21,402)
Proceeds from issuance of common stock	-	20
Proceeds from exercise of stock options	1,205	5,003
Net cash provided by (used in) financing activities	113,272	(58,762)

Change in cash and cash equivalents	(94,044)	(101,128)
Cash and cash equivalents at beginning of period	143,067	219,269
Cash and cash equivalents at end of period	$49,023	$118,141

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$12,372	$7,301
Interest	$7,823	$5,674

Non-cash information:
Available for sale securities purchased, not settled	$-	$664
Change in other comprehensive income	$2,540	$357
Change in deferred tax due to change in comprehensive income	$1,379	$401
Issuance of shares and options for acquisitions	$-	$123,734
Acquisition of noncash assets and liabilities:
Assets acquired	$-	$727,379
Liabilities assumed	$-	$619,774

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except per share information)

	For the Nine Months Ended September 30, 2016
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity

Balance December 31, 2015	20,931,416	$20,931	$228,814	$(58,144)	$(412)	$174,522	$365,711

Net income	-	-	-	-	-	26,628	26,628
Tax provision to return adjustment related to excess tax benefit on stock-based compensation	-	-	197	-	-	-	197
Dividends declared, $0.61 per share	-	-	-	-	-	(10,386)	(10,386)
Other comprehensive income, net of tax expense of $1,379	-	-	-	-	2,540	-	2,540
Stock based compensation	-	-	1,233	-	-	-	1,233
Retirement of treasury stock	(4,320)	(4)	(39)	43	-	-	-
Net purchase of treasury stock	-	-	-	(8,794)	-	-	(8,794)
Common stock issued through share-based awards and options exercises	136,440	137	1,193	-	-	-	1,330

Balance September 30, 2016	21,063,536	$21,064	$231,398	$(66,895)	$2,128	$190,764	$378,459

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except per share data)	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$9,374	$7,496	$26,628	$23,109
Denominator for basic earnings per share – weighted average shares outstanding	16,860,727	17,572,421	16,840,457	17,610,353
Effect of dilutive common shares	211,631	261,877	153,998	320,067
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	17,072,358	17,834,298	16,994,455	17,930,420
Basic earnings per share	$0.56	$0.43	$1.58	$1.31
Diluted earnings per share	$0.55	$0.42	$1.57	$1.29
Antidilutive shares excluded from computation of average dilutive earnings per share	—	—	—	—

Note 3 - Business Combinations

Robert J. McAllister Agency, Inc. (“RJM”)

The acquisition of RJM, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on April 1, 2015. The consideration paid by the Corporation was $1.0 million, of which $500 thousand was paid at closing, with five contingent cash payments, not to exceed $100 thousand each, to be payable on each of March 31, 2016, March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. During the three months ended September 30, 2016, the first contingent payment in the amount of $85 thousand was issued. The acquisition enhanced the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

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

(dollars in thousands)	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Advertising	$—	$36	$—	$83
Employee benefits	—	60	—	213
Furniture, fixtures and equipment	—	64	—	93
Professional fees	—	319	—	2,084
Salaries and wages	—	480	—	1,224
Other	—	56	—	1,113
Total due diligence and merger-related expenses	$—	$1,015	$—	$4,810

Note 4 - Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of September 30, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$—	$—	$101
Obligations of the U.S. government and agencies	75,652	987	(41)	76,598
Obligations of state and political subdivisions	37,128	156	(20)	37,264
Mortgage-backed securities	181,118	3,805	(5)	184,918
Collateralized mortgage obligations	51,091	326	(72)	51,345
Other investments	16,759	108	(183)	16,684
Total	$361,849	$5,382	$(321)	$366,910

As of December 31, 2015

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$—	$(1)	$100
Obligations of the U.S. government and agencies	101,342	470	(317)	101,495
Obligations of state and political subdivisions	41,892	123	(49)	41,966
Mortgage-backed securities	157,422	1,482	(215)	158,689
Collateralized mortgage obligations	29,756	166	(123)	29,799
Other investments	17,263	38	(384)	16,917
Total	$347,776	$2,279	$(1,089)	$348,966

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of September 30, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$10,959	$(41)	$—	$—	$10,959	$(41)
Obligations of state and political subdivisions	12,802	(20)	—	—	12,802	(20)
Mortgage-backed securities	5,444	(5)	—	—	5,444	(5)
Collateralized mortgage obligations	19,742	(72)	—	—	19,742	(72)
Other investments	1,245	(74)	11,847	(109)	13,092	(183)
Total	$50,192	$(212)	$11,847	$(109)	$62,039	$(321)

As of December 31, 2015

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$100	$(1)	$—	$—	$100	$(1)
Obligations of the U.S. government and agencies	49,759	(317)	—	—	49,759	(317)
Obligations of state and political subdivisions	18,725	(46)	2,016	(3)	20,741	(49)
Mortgage-backed securities	55,763	(215)	—	—	55,763	(215)
Collateralized mortgage obligations	6,407	(85)	2,436	(38)	8,843	(123)
Other investments	3,945	(238)	11,810	(146)	15,755	(384)
Total	$134,699	$(902)	$16,262	$(187)	$150,961	$(1,089)

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

As of September 30, 2016 and December 31, 2015, securities having fair values of $130.8 million and $128.9 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of September 30, 2016 and December 31, 2015, by contractual maturity, are shown below:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$12,702	$12,706	$9,570	$9,574
Due after one year through five years	43,579	43,910	61,368	61,467
Due after five years through ten years	39,539	39,659	53,193	53,070
Due after ten years	18,511	19,138	20,904	21,141
Subtotal	114,331	115,413	145,035	145,252
Mortgage-related securities[1]	232,209	236,263	187,178	188,488
Mutual funds with no stated maturity	15,309	15,234,	15,563	15,226
Total	$361.849	$366,910	$347,776	$348,966

1 Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of September 30, 2016 are as follows:

As of September 30, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$2,896	$6	$—	$2,902
Total	$2,896	$6	$—	$2,902

The amortized cost and fair value of investment securities held to maturity as of September 30, 2016, by contractual maturity, are shown below:

	September 30, 2016
(dollars in thousands)	Amortized Cost	Fair Value
Mortgage-related securities[1]	2,896	2,902
Total	$2,896	$2,902

[1]	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2015, there were no investments held to maturity.

As of September 30, 2016 and December 31, 2015, the Corporation’s investment securities held in trading accounts were comprised of three deferred compensation trust accounts which are invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants.

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

A. The table below details all portfolio loans and leases as of the dates indicated:

	September 30, 2016	December 31, 2015
Loans held for sale	$11,506	$8,987
Real estate loans:
Commercial mortgage	$1,089,621	$964,259
Home equity lines and loans	206,578	209,473
Residential mortgage	418,408	406,404
Construction	133,269	90,421
Total real estate loans	1,847,876	1,670,557
Commercial and industrial	565,497	524,515
Consumer	23,717	22,129
Leases	56,267	51,787
Total portfolio loans and leases	2,493,357	2,268,988
Total loans and leases	$2,504,863	$2,277,975
Loans with fixed rates	$1,135,918	$1,103,622
Loans with adjustable or floating rates	1,368,945	1,174,353
Total loans and leases	$2,504,863	$2,277,975
Net deferred loan origination fees included in the above loan table	$(795)	$(70)

    The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

	September 30, 2016	December 31, 2015
Loans held for sale	$11,506	$8,987
Real estate loans:
Commercial mortgage	$920,304	$772,571
Home equity lines and loans	174,774	171,189
Residential mortgage	344,540	316,487
Construction	133,269	87,155
Total real estate loans	1,572,887	1,347,402
Commercial and industrial	523,798	462,746
Consumer	23,597	21,934
Leases	56,267	51,787
Total portfolio loans and leases	2,176,549	1,883,869
Total loans and leases	$2,188,055	$1,892,856
Loans with fixed rates	$988,721	$932,575
Loans with adjustable or floating rates	1,199,334	960,281
Total originated loans and leases	$2,188,055	$1,892,856
Net deferred loan origination fees included in the above loan table	$(795)	$(70)

     The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

	September 30, 2016	December 31, 2015
Real estate loans:
Commercial mortgage	$169,317	$191,688
Home equity lines and loans	31,804	38,284
Residential mortgage	73,868	89,917
Construction	—	3,266
Total real estate loans	274,989	323,155
Commercial and industrial	41,699	61,769
Consumer	120	195
Total portfolio loans and leases	316,808	385,119
Total loans and leases	$316,808	$385,119
Loans with fixed rates	$147,197	$171,047
Loans with adjustable or floating rates	169,611	214,072
Total acquired loans and leases	$316,808	$385,119

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Minimum lease payments receivable	$62,950	$58,422
Unearned lease income	(8,875)	(8,919)
Initial direct costs and deferred fees	2,192	2,284
Total	$56,267	$51,787

C. Non-Performing Loans and Leases(1)

The following table details all non-performing portfolio loans and leases as of the dates indicated:

(dollars in thousands)	September 30, 2016	December 31, 2015
Non-accrual loans and leases:
Commercial mortgage	$139	$829
Home equity lines and loans	2,827	2,027
Residential mortgage	2,845	3,212
Construction	—	34
Commercial and industrial	3,960	4,133
Consumer	2	—
Leases	110	9
Total	$9,883	$10,244

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $389 thousand and $661 thousand of purchased credit-impaired loans as of September 30, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition.

    The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	September 30, 2016	December 31, 2015
Non-accrual originated loans and leases:
Commercial mortgage	$83	$279
Home equity lines and loans	2,633	1,788
Residential mortgage	1,851	1,964
Construction	—	34
Commercial and industrial	2,440	3,044
Consumer	2	—
Leases	110	9
Total	$7,119	$7,118

The following table details non-performing acquired portfolio loans(1) as of the dates indicated:

(dollars in thousands)	September 30, 2016	December 31, 2015
Non-accrual acquired loans and leases:
Commercial mortgage	$56	$550
Home equity lines and loans	194	239
Residential mortgage	994	1,248
Commercial and industrial	1,520	1,089
Total	$2,764	$3,126

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $389 thousand and $661 thousand of purchased credit-impaired loans as of September 30, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Outstanding principal balance	$18,727	$24,879
Carrying amount(1)	$12,627	$16,846

(1)

Includes $420 thousand and $699 thousand of purchased credit-impaired loans as of September 30, 2016 and December 31, 2015, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $389 thousand and $661 thousand of purchased credit-impaired loans as of September 30, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the nine months ended September 30, 2016:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2015	$6,115
Accretion	(1,555)
Reclassifications from nonaccretable difference	7
Additions/adjustments	68
Disposals	(1,274)
Balance, September 30, 2016	$3,361

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of September 30, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$87	$—	$—	$87	$1,089,395	$1,089,482	$139	$1,089,621
Home equity lines and loans	—	—	—	—	203,751	203,751	2,827	206,578
Residential mortgage	1,523	271	—	1,794	413,769	415,563	2,845	418,408
Construction	—	—	—	—	133,269	133,269	—	133,269
Commercial and industrial	276	5	—	281	561,256	561,537	3,960	565,497
Consumer	26		—	26	23,689	23,715	2	23,717
Leases	271	31	—	302	55,855	56,157	110	56,267
	$2,183	$307	$—	$2,490	$2,480,984	$2,483,474	$9,883	$2,493,357

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,126	$211	$—	$1,337	$962,093	$963,430	$829	$964,259
Home equity lines and loans	1,596	15	—	1,611	205,835	207,446	2,027	209,473
Residential mortgage	1,923	74	—	1,997	401,195	403,192	3,212	406,404
Construction	—	—	—	—	90,387	90,387	34	90,421
Commercial and industrial	99	39	—	138	520,244	520,382	4,133	524,515
Consumer	20	—	—	20	22,109	22,129	—	22,129
Leases	375	123	—	498	51,280	51,778	9	51,787
	$5,139	$462	$—	$5,601	$2,253,143	$2,258,744	$10,244	$2,268,988

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of September 30, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$87	$—	$—	$87	$920,134	$920,221	$83	$920,304
Home equity lines and loans	—	—	—	—	172,141	172,141	2,633	174,774
Residential mortgage	1,079	193	—	1,272	341,417	342,689	1,851	344,540
Construction	—	—	—	—	133,269	133,269	—	133,269
Commercial and industrial	240	5	—	245	521,113	521,358	2,440	523,798
Consumer	26	—	—	26	23,569	23,595	2	23,597
Leases	271	31	—	302	55,855	56,157	110	56,267
	$1,703	$229	$—	$1,932	$2,167,498	$2,169,430	$7,119	$2,176,549

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,016	$155	$—	$1,171	$771,121	$772,292	$279	$772,571
Home equity lines and loans	1,445	—	—	1,445	167,956	169,401	1,788	171,189
Residential mortgage	1,475	9	—	1,484	313,039	314,523	1,964	316,487
Construction	—	—	—	—	87,121	87,121	34	87,155
Commercial and industrial	—	—	—	—	459,702	459,702	3,044	462,746
Consumer	20	—	—	20	21,914	21,934	—	21,934
Leases	375	123	—	498	51,280	51,778	9	51,787
	$4,331	$287	$—	$4,618	$1,872,133	$1,876,751	$7,118	$1,883,869

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of September 30, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$—	$—	$—	$—	$169,261	$169,261	$56	$169,317
Home equity lines and loans	—	—	—	—	31,610	31,610	194	31,804
Residential mortgage	444	78	—	522	72,352	72,874	994	73,868
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	36	—	—	36	40,143	40,179	1,520	41,699
Consumer	—	—	—	—	120	120	—	120
	$480	$78	$—	$558	$313,486	$314,044	$2,764	$316,808

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$110	$56	$—	$166	$190,972	$191,138	$550	$191,688
Home equity lines and loans	151	15	—	166	37,879	38,045	239	38,284
Residential mortgage	448	65	—	513	88,156	88,669	1,248	89,917
Construction	—	—	—	—	3,266	3,266	—	3,266
Commercial and industrial	99	39	—	138	60,542	60,680	1,089	61,769
Consumer	—	—	—	—	195	195	—	195
	$808	$175	$—	$983	$381,010	$381,993	$3,126	$385,119

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following table details the roll-forward of the Allowance for the three and nine months ended September 30, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2016	$6,021	$1,185	$1,949	$2,144	$5,045	$127	$565	$—	$17,036
Charge-offs	—	(402)	(4)	—	(112)	(64)	(240)	—	(822)
Recoveries	4	27	2	—	16	7	62	—	118
Provision for loan and lease losses	244	402	44	(28)	500	74	176	—	1,412
Balance, September 30, 2016	$6,269	$1,212	$1,991	$2,116	$5,449	$144	$563	$—	$17,744

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2015	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857
Charge-offs	(110)	(488)	(275)	—	(144)	(131)	(650)	—	(1,798)
Recoveries	10	31	46	63	67	23	178	—	418
Provision for loan and lease losses	1,170	362	480	729	(83)	110	517	(18)	3,267
Balance September 30, 2016	$6,269	$1,212	$1,991	$2,116	$5,449	$144	$563	$—	$17,744

The following tables detail the roll-forward of the Allowance for the three and nine months ended September 30, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2015	$3,659	$1,969	$1,808	$1,462	$4,886	$324	$499	$352	$14,959
Charge-offs	—	—	(32)	—	(44)	(32)	(200)	—	(308)
Recoveries	—	21	21	1	6	6	29	—	84
Provision for loan and lease losses	1,360	(244)	438	(474)	(205)	(20)	179	166	1,200
Balance, September 30, 2015	$5,019	$1,746	$2,235	$989	$4,643	$278	$507	$518	$15,935

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2014	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586
Charge-offs	(50)	(204)	(546)	—	(315)	(108)	(325)	—	(1,548)
Recoveries	23	89	30	3	32	14	87	—	278
Provision for loan and lease losses	1,098	(56)	1,015	(381)	393	134	277	139	2,619
Balance September 30, 2015	$5,019	$1,746	$2,235	$989	$4,643	$278	$507	$518	$15,935

The following table details the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of September 30, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$74	$—	$519	$6	$—	$—	$599
Collectively evaluated for impairment	6,269	1,212	1,917	2,116	4,930	138	563	—	17,145
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$6,269	$1,212	$1,991	$2,116	$5,449	$144	$563	$—	$17,744
As of December 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$115	$54	$—	$519	$5	$—	$—	$693
Collectively evaluated for impairment	5,199	1,192	1,686	1,324	5,090	137	518	18	15,164
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of September 30, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$1,396	$2,889	$7,463	$—	$3,816	$32	$—	$15,596
Collectively evaluated for impairment	1,077,637	203,579	410,939	133,269	559,759	23,685	56,267	2,465,135
Purchased credit-impaired(1)	10,588	110	6	—	1,922	—	—	12,626
Total	$1,089,621	$206,578	$418,408	$133,269	$565,497	$23,717	$56,267	$2,493,357
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$349	$1,980	$7,754	$33	$4,240	$30	$—	$14,386
Collectively evaluated for impairment	952,448	207,378	398,635	89,625	515,784	22,099	51,787	2,237,756
Purchased credit-impaired(1)	11,462	115	15	763	4,491	—	—	16,846
Total	$964,259	$209,473	$406,404	$90,421	$524,515	$22,129	$51,787	$2,268,988

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of September 30, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$46	$—	$519	$6	$—	$—	$571
Collectively evaluated for impairment	6,269	1,212	1,917	2,116	4,930	138	563	—	17,145
Total	$6,269	$1,212	$1,963	$2,116	$5,449	$144	$563	$—	$17,716
As of December 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$115	$54	$—	$519	$5	$—	$—	$693
Collectively evaluated for impairment	5,199	1,192	1,686	1,324	5,090	137	518	18	15,164
Total	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

The following table details the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of September 30, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$1,340	$2,783	$4,319	$—	$2,599	$32	$—	$11,073
Collectively evaluated for impairment	918,965	171,990	340,221	133,269	521,199	23,565	56,267	2,165,476
Total	$920,305	$174,773	$344,540	$133,269	$523,798	$23,597	$56,267	$2,176,549
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$279	$1,832	$4,394	$33	$3,229	$30	$—	$9,797
Collectively evaluated for impairment	772,292	169,357	312,093	87,122	459,517	21,904	51,787	1,874,072
Total	$772,571	$171,189	$316,487	$87,155	$462,746	$21,934	$51,787	$1,883,869

The following table details the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of September 30, 2016
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

The following table details the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of September 30, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$56	$106	$3,144	$—	$1,217	$—	$—	$4,523
Collectively evaluated for impairment	158,672	31,589	70,718	—	38,560	120	—	299,659
Purchased credit-impaired(1)	10,588	110	6	—	1,922	—	—	12,626
Total	$169,316	$31,805	$73,868	$—	$41,699	$120	$—	$316,808
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$70	$148	$3,360	$—	$1,011	$—	$—	$4,589
Collectively evaluated for impairment	180,156	38,021	86,542	2,503	56,267	195	—	363,684
Purchased credit-impaired(1)	11,462	115	15	763	4,491	—	—	16,846
Total	$191,688	$38,284	$89,917	$3,266	$61,769	$195	$—	$385,119

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2016 and December 31, 2015:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Pass	$1,077,611	$946,887	$130,993	$88,653	$554,451	$510,040	$1,763,055	$1,545,580
Special Mention	1,257	7,029	—	—	1,953	1,123	3,210	8,152
Substandard	10,753	10,343	2,276	1,768	7,400	13,352	20,429	25,463
Doubtful	—	—	—	—	1,693	—	1,693	—
Total	$1,089,621	$964,259	$133,269	$90,421	$565,497	$524,515	$1,788,387	$1,579,195

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Performing	$415,563	$403,192	$203,751	$207,446	$23,715	$22,129	$56,157	$51,778	$699,186	$684,545
Non-performing	2,845	3,212	2,827	2,027	2	—	110	9	5,784	5,248
Total	$418,408	$406,404	$206,578	$209,473	$23,717	$22,129	$56,267	$51,787	$704,970	$689,793

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2016 and December 31, 2015:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Pass	$910,554	$758,240	$130,993	$86,065	$517,761	$454,454	$1,559,308	$1,298,759
Special Mention	1,257	7,029	—	—	1,845	1,015	3,102	8,044
Substandard	8,493	7,302	2,276	1,090	4,067	7,277	14,836	15,669
Doubtful	—	—	—	—	125	—	125	—
Total	$920,304	$772,571	$133,269	$87,155	$523,798	$462,746	$1,577,371	$1,322,472

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Performing	$342,689	$314,523	$172,141	$169,401	$23,595	$21,934	$56,157	$51,778	$594,582	$557,636
Non-performing	1,851	1,964	2,633	1,788	2	—	110	9	4,596	3,761
Total	$344,540	$316,487	$174,774	$171,189	$23,597	$21,934	$56,267	$51,787	$599,178	$561,397

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2016 and December 31, 2015:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Pass	$167,057	$188,647	$—	$2,588	$36,690	$55,586	$203,747	$246,821
Special Mention	—	—	—	—	108	108	108	108
Substandard	2,260	3,041	—	678	3,333	6,075	5,593	9,794
Doubtful	—	—	—	—	1,568	—	1,568	—
Total	$169,317	$191,688	$—	$3,266	$41,699	$61,769	$211,016	$256,723

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Performing	$72,874	$88,669	$31,610	$38,045	$120	$195	$104,604	$126,909
Non-performing	994	1,248	194	239	—	—	1,188	1,487
Total	$73,868	$89,917	$31,804	$38,284	$120	$195	$105,792	$128,396

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	September 30, 2016	December 31, 2015
TDRs included in nonperforming loans and leases	$1,680	$1,935
TDRs in compliance with modified terms	6,305	4,880
Total TDRs	$7,985	$6,815

The following tables present information regarding loan and lease modifications categorized as TDRs for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, 2016
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial mortgage	1	$1,257	$1,257
Home equity loans and lines	2	53	53
Leases	2	88	88
Total	5	$1,398	$1,398

	For the Nine Months Ended September 30, 2016
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial mortgage	1	$1,257	$1,257
Home equity loans and lines	5	257	210
Residential mortgage	1	27	27
Leases	4	156	156
Total	11	$1,697	$1,650

The following tables present information regarding the types of loan and lease modifications made for the three and nine months ended September 30, 2016:

	Number of Contracts for the Three Months Ended September 30, 2016
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest	Forgiveness of Principal
Commercial mortgage	—	1	—	—	—	—	—
Home equity loans and lines	—	—	2	—	—	—	—
Leases	—	—	—	—	2	—	—
Total	—	1	2	—	2	—	—

	Number of Contracts for the Nine Months Ended September 30, 2016
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest	Forgiveness of Principal
Commercial mortgage	—	1	—	—	—	—	—
Home equity loans and lines	—	—	2	2	—	—	1
Residential mortgage	—	—	1	—	—	—	—
Leases	—	—	—	—	4	—	—
Total	—	1	3	2	4	—	1

During the three and nine months ended September 30, 2016, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended September 30, 2016
Impaired loans with related Allowance:
Residential mortgage	$624	$624	$74	$638	$7	$—
Commercial and industrial	1,832	1,832	519	1,901	1	—
Consumer	30	30	6	31	—	—
Total	$2,486	$2,486	$599	$2,570	$8	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$1,395	$1,395	$—	$1,398	$15	$—
Home equity lines and loans	2,891	3,498	—	3,651	1	—
Residential mortgage	6,838	7,170	—	8,136	53	—
Commercial and industrial	1,984	2,544	—	3,799	1	—
Consumer	2	2	—	2	—	—
Total	$13,110	$14,609	$—	$16,986	$70	$—

Grand total	$15,596	$17,095	$599	$19,556	$78	$—

(1)	The table above does not include the recorded investment of $203 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the nine months ended September 30, 2016
Impaired loans with related Allowance:
Residential mortgage	$624	$624	$74	$640	$21	$—
Commercial and industrial	1,832	1,832	519	1,944	4	—
Consumer	30	30	6	32	1	—
Total	$2,486	$2,486	$599	$2,616	$26	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$1,395	$1,395	$—	$1,399	$46	$—
Home equity lines and loans	2,891	3,498	—	3,675	22	—
Residential mortgage	6,838	7,170	—	8,131	164	—
Commercial and industrial	1,984	2,544	—	4,246	30	—
Consumer	2	2	—	2	—	—
Total	$13,110	$14,609	$—	$17,453	$262	$—

Grand total	$15,596	$17,095	$599	$20,069	$288	$—

(1)	The table above does not include the recorded investment of $203 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended September 30, 2015
Impaired loans with related Allowance:
Residential mortgage	$707	$721	$76	$723	$8	$—
Commercial and industrial	2,988	3,077	629	3,278	13	—
Consumer	33	32	7	33	—	—
Total	$3,728	$3,830	$712	$4,034	$21	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$444	$453	$—	$461	$—	$—
Home equity lines and loans	1,758	1,764	—	1,886	1	—
Residential mortgage	7,374	8,263	—	8,643	31	—
Construction	34	804	—	879	—	—
Commercial and industrial	2,025	2,084	—	2,182	1	—
Total	$11,635	$13,368	$—	$14,051	$33	$—

Grand total	$15,363	$17,198	$712	$18,085	$54	$—

(1)	The table above does not include the recorded investment of $178 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the nine months ended September 30, 2015
Impaired loans with related Allowance:
Residential mortgage	$707	$721	$76	$726	$25	$—
Commercial and industrial	2,988	3,077	629	3,225	39	—
Consumer	33	32	7	33	1	—
Total	$3,728	$3,830	$712	$3,984	$65	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$444	$453	$—	$461	$—	$—
Home equity lines and loans	1,758	1,764	—	1,900	4	—
Residential mortgage	7,374	8,263	—	8,687	92	—
Construction	34	804	—	926	—	—
Commercial and industrial	2,025	2,084	—	1,727	4	—
Total	$11,635	$13,368	$—	$13,701	$100	$—

Grand total	$15,363	$17,198	$712	$17,685	$165	$—

(1)	The table above does not include the recorded investment of $178 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2015
Impaired loans with related allowance:
Home equity lines and loans	$115	$115	$115
Residential mortgage	515	527	54
Commercial and industrial	2,011	2,002	519
Consumer	30	30	5
Total	$2,671	$2,674	$693

Impaired loans(1)(3) without related allowance:
Commercial mortgage	$349	$358	$—
Home equity lines and loans	1,865	2,447	—
Residential mortgage	7,239	8,166	—
Construction	33	996	—
Commercial and industrial	2,229	3,089	—
Total	$11,715	$15,056	$—

Grand total	$14,386	$17,730	$693

(1)	The table above does not include the recorded investment of $77 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

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

(dollars in thousands)	As of September 30, 2016
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$174,072	$(4,755)	$169,317
Home equity lines and loans	33,570	(1,766)	31,804
Residential mortgage	76,599	(2,731)	73,868
Commercial and industrial	45,815	(4,116)	41,699
Consumer	142	(22)	120
Total	$330,198	$(13,390)	$316,808

(dollars in thousands)	As of December 31, 2015
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$197,532	$(5,844)	$191,688
Home equity lines and loans	40,258	(1,974)	38,284
Residential mortgage	93,230	(3,313)	89,917
Construction	3,807	(541)	3,266
Commercial and industrial	67,181	(5,412)	61,769
Consumer	220	(25)	195
Total	$402,228	$(17,109)	$385,119

 Note 6 - Deposits

The following table details the components of deposits:

(dollars in thousands)	September 30, 2016	December 31, 2015

Interest-bearing checking accounts	$333,055	$338,861
Money market accounts	725,116	749,726
Savings accounts	228,391	187,299
Wholesale non-maturity deposits	64,664	67,717
Wholesale time deposits	99,052	53,185
Time deposits	309,584	229,253
Total interest-bearing deposits	1,759,862	1,626,041
Non-interest-bearing deposits	718,015	626,684
Total deposits	$2,477,877	$2,252,725

Note 7 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Repurchase agreements* – commercial customers	$25,065	$29,156
Repurchase agreement** – correspondent bank	—	5,011
Short-term FHLB advances	25,000	30,000
Overnight federal funds	—	30,000
Total short-term borrowings	$50,065	$94,167

* overnight repurchase agreements with no expiration date

** overnight repurchase agreement, expired January 2016

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at period-end	$50,065	$24,264	$50,065	$24,264
Maximum amount outstanding at any month-end	50,065	28,220	54,715	38,546
Average balance outstanding during the period	40,966	39,352	35,836	28,166
Weighted-average interest rate:
As of period-end	0.32%	0.10%	0.32%	0.10%
Paid during the period	0.33%	0.11%	0.26%	0.13%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	September 30, 2016	December 31, 2015
Within one year	$70,000	$75,000
Over one year through five years	134,772	179,863
Total	$204,772	$254,863

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted	Coupon Rate(1)		Balance
Description	From	To	Average Rate(1)	From	To	September 30, 2016	December 31, 2015
Bullet maturity – fixed rate	10/31/2016	12/09/2020	1.42%	0.80%	2.13%	$168,612	$198,612
Bullet maturity – variable rate	11/28/2017	11/28/2017	0.98%	0.98%	0.98%	15,000	35,000
Convertible-fixed(2)	01/03/2018	08/20/2018	2.94%	2.58%	3.50%	21,160	21,251
Total						$204,772	$254,863

(1)Maturity range, weighted average rate and coupon rate range refers to September 30, 2016 balances
(2)FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of September 30, 2016, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2016. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of September 30, 2016 the Corporation had a maximum borrowing capacity with the FHLB of approximately $1.22 billion, of which the unused capacity was $971.2 million. In addition, there were unused capacities of $79.0 million in overnight federal funds line, $137.7 million of Federal Reserve Discount Window borrowings and $5.0 million in a revolving line of credit from a correspondent bank as of September 30, 2016. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $13.2 million and $12.9 million as of September 30, 2016 and December 31, 2015, respectively. The carrying amount of the FHLB capital stock is its redemption value.

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

The following table provides information about options outstanding for the three months ended September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, June 30, 2016	258,050	$21.03	$5.37
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(27,595)	$20.25	$9.03
Options outstanding, September 30, 2016	230,455	$21.13	$4.93

The following table provides information about options outstanding for the nine months ended September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2015	290,853	$20.88	$5.77
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(60,398)	$19.95	$8.96
Options outstanding, September 30, 2016	230,455	$21.13	$4.93

As of September 30, 2016, there were no unvested stock options.

For the three months ended September 30, 2016, the Corporation did not recognize any expense related to stock options. As of September 30, 2016, there was no unrecognized expense related to stock options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and nine months ended September 30, 2016 and 2015 are detailed below:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from exercise of stock options	$559	$593	$1,205	$5,003
Related tax benefit recognized	98	71	188	653
Net proceeds of options exercised	$657	$664	$1,393	$5,656
Intrinsic value of options exercised	$279	$246	$537	$2,710

The following table provides information about options outstanding and exercisable at September 30, 2016:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	230,455	230,455
Weighted average exercise price	$21.13	$21.13
Aggregate intrinsic value	$2,503	$2,503
Weighted average contractual term in years	2.1	2.1

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs, RSUs, PSAs and PSUs under the 2007 LTIP, 2010 LTIP and Amended 2010 LTIP.

RSAs and RSUs

The compensation expense for the RSAs and RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the three and nine months ended September 30, 2016, the Corporation recognized $152 thousand and $414 thousand, respectively, of expense related to the Corporation’s RSAs and RSUs. As of September 30, 2016, there was $1.4 million of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 2.6 years.

The following table details the unvested RSAs and RSUs for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	39,970	$29.02	43,802	$28.61
Granted	28,392	$30.29	33,142	$29.67
Vested	(7,500)	$29.15	(14,832)	$26.88
Forfeited	—	$—	(1,250)	$29.12
Ending balance	60,862	$29.60	60,862	$29.60

For the three and nine months ended September 30, 2016, the Corporation recorded $4 thousand and $10 thousand excess tax benefits related to the vesting of RSAs and RSUs.

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three and nine months ended September 30, 2016, the Corporation recognized $292 thousand and $819 thousand, respectively, of expense related to the PSAs and PSUs. As of September 30, 2016, there was $2.3 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 2.2 years.

The following table details the unvested PSAs and PSUs for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	214,976	$15.07	216,820	$15.07
Granted	45,346	$28.34	45,346	$28.34
Vested	(56,890)	$13.38	(56,890)	$13.38
Forfeited	(10,588)	$13.51	(12,432)	$13.75
Ending balance	192,844	$18.77	192,844	$18.77

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	46	47	—	397	5	5
Expected return on plan assets	—	—	—	(805)	—	—
Amortization of prior service costs	—	—	—	—	—	—
Amortization of net loss	14	16	—	479	10	9
Net periodic benefit cost	$60	$63	$—	$71	$15	$14

	Nine Months Ended September 30,
	SERP I and SERP II		QDBP		PRBP
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	138	139	—	1,192	14	14
Expected return on plan assets	—	—	—	(2,413)	—	—
Amortization of prior service costs	—	—	—	—	—	—
Amortization of net loss	43	48	—	1,436	30	28
Net periodic benefit cost	$181	$187	$—	$215	$44	$42

QDBP: The QDBP was settled as of December 31, 2015. As such, no contributions were made during the three or nine months ended September 30, 2016.

SERP I and SERP II: The Corporation contributed $70 thousand and $200 thousand during the three and nine months ended September 30, 2016, respectively, and is expected to contribute an additional $70 thousand to the SERP I and SERP II plans for the remaining three months of 2016.

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

The following tables detail segment information for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$26,716	$1	$26,717	$24,832	$1	$24,833
Less: loan loss provision	1,412	—	1,412	1,200	—	1,200
Net interest income after loan loss provision	25,304	1	25,305	23,632	1	23,633
Other income:
Fees for wealth management services	—	9,100	9100	—	9,194	9,194
Service charges on deposit accounts	688	—	688	721	—	721
Loan servicing and other fees	497	—	497	397	—	397
Net (loss) gain on sale of loans	985	—	985	685	—	685
Net (loss) gain on sale of available for sale securities	(28)	—	(28)	60	—	60
Net (loss) gain on sale of other real estate owned	—	—	—	—	—	—
Dividends on FHLB and FRB stock	277	—	277	138	—	138
Insurance commissions	—	886	886	—	1,065	1,065
Other operating income	1,447	40	1,487	1,055	35	1,090
Total other income	3,866	10,026	13,892	3,056	10,294	13,350

Other expenses:
Salaries & wages	7,995	3,626	11,621	7,355	3,586	10,941
Employee benefits	1,611	809	2,420	1,868	722	2,590
Occupancy & equipment	1,943	406	2,349	2,145	412	2,557
Amortization of intangible assets	217	671	888	279	674	953
Professional fees	923	14	937	839	4	843
Other operating expenses	6,412	850	7,262	6,558	961	7,519
Total other expenses	19,101	6,376	25,477	19,044	6,359	25,403
Segment profit	10,069	3,652	13,720	7,644	3,936	11,580
Intersegment (revenues) expenses*	(99)	99	—	(105)	105	—
Pre-tax segment profit after eliminations	$9,970	$3,751	$13,720	$7,539	$4,041	$11,580
% of segment pre-tax profit after eliminations	72.7%	27.3%	100.0%	65.1%	34.9%	100.0%
Segment assets (dollars in millions)	$3,128	$47	$3,175	$2,913	$40	$2,953

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$79,244	$2	$79,246	$74,696	$2	$74,698
Less: loan loss provision	3,267	—	3,267	2,619	—	2,619
Net interest income after loan loss provision	75,977	2	75,979	72,077	2	72,079
Other income:
Fees for wealth management services	—	27,363	27,363	—	27,899	27,899
Service charges on deposit accounts	2,103	—	2,103	2,185	—	2,185
Loan servicing and other fees	1,528	—	1,528	1,585	—	1,585
Net (loss) gain on sale of loans	2,641	—	2,641	2,271	—	2,271
Net (loss) gain on sale of available for sale securities	(86)	—	(86)	873	—	873
Net (loss) gain on sale of other real estate owned	(76)	—	(76)	90	—	90
Dividends on FHLB and FRB stock	754	—	754	1,052	—	1,052
Insurance commissions	—	3,007	3,007	—	2,903	2,903
Other operating income	3,582	104	3,686	3,321	113	3,434
Total other income	10,446	30,474	40,920	11,377	30,915	42,292

Other expenses:
Salaries & wages	24,174	11,382	35,556	22,330	10,545	32,875
Employee benefits	4,846	2,495	7,341	5,742	2,195	7,937
Occupancy & equipment	5,997	1,207	7,204	6,585	1,246	7,831
Amortization of intangible assets	655	2,013	2,668	900	1,990	2,890
Professional fees	2,619	77	2,696	2,260	83	2,343
Other operating expenses	18,505	2,817	21,322	22,068	2,870	24,938
Total other expenses	56,796	19,991	76,787	59,885	18,929	78,814
Segment profit	29,627	10,485	40,112	23,569	11,988	35,557
Intersegment (revenues) expenses*	(297)	297	—	(317)	317	—
Pre-tax segment profit after eliminations	$29,330	$10,782	$40,112	$23,252	$12,305	$35,557
% of segment pre-tax profit after eliminations	73.1%	26.9%	100.0%	65.4%	34.6%	100.0%
Segment assets (dollars in millions)	$3,128	$47	$3,175	$2,913	$40	$2,953

*     Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	September 30, 2016	December 31, 2015
Assets under management, administration, supervision and brokerage:	$9,969.7	$8,364.8

Note 11 - Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(dollars in thousands)	2016	2015
Balance, beginning of period	$4,646	$4,970
Additions	386	277
Amortization	(210)	(180)
Recovery	—	8
Impairment	(29)	(44)
Balance, end of period	$4,793	$5,031
Fair value	$4,877	$5,339

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Balance, beginning of period	$5,142	$4,765
Additions	888	796
Amortization	(526)	(443)
Recovery	—	30
Impairment	(711)	(117)
Balance, end of period	$4,793	$5,031
Fair value	$4,877	$5,339
Residential mortgage loans serviced for others, end of period	$618,134	$601,999

As of September 30, 2016 and December 31, 2015, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Fair value amount of MSRs	$4,877	$5,726
Weighted average life (in years)	5.0	6.4
Prepayment speeds (constant prepayment rate)*	14.6%	10.2%
Impact on fair value:
10% adverse change	$(233)	$(198)
20% adverse change	$(488)	$(384)
Discount rate	9.55%	10.5%
Impact on fair value:
10% adverse change	$(154)	$(224)
20% adverse change	$(299)	$(431)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

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

(dollars in thousands)	Balance December 31, 2015	Additions/ Adjustments	Amortization	Balance September 30, 2016	Amortization Period (in years)
Goodwill – Wealth	$20,412	$—	$—	$20,412	Indefinite
Goodwill – Banking	80,783	—	—	80,783	Indefinite
Goodwill – Insurance	3,570	—	—	3,570	Indefinite
Total	$104,765	$—	$—	$104,765

Core deposit intangible	$4,272	$—	$(620)	$3,652		10
Customer relationships	14,384	—	(959)	13,425	10	to	20
Non-compete agreements	2,932	—	(1,054)	1,878	5	to	10
Trade name	2,165	—	—	2,165	Indefinite
Favorable lease	150	—	(35)	115		5.75
Total	$23,903	$—	$(2,668)	$21,235
Grand total	$128,668	$—	$(2,668)	$126,000

The Corporation performed its annual review of goodwill and identifiable intangible assets as of December 31, 2015 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the three and nine months ended September 30, 2016, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The following tables detail the components of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2016 and 2015:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, June 30, 2016	$3,665	$—	$(1,177)	$2,488
Net change	(376)	—	16	(360)
Balance, September 30, 2016	$3,289	$—	$(1,161)	$2,128

Balance, June 30, 2015	$1,342	$(76)	$(12,900)	$(11,634)
Net change	896	(349)	47	594
Balance, September 30, 2015	$2,238	$(425)	$(12,853)	$(11,040)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$774	$—	$(1,186)	$(412)
Net change	2,515	—	25	2,540
Balance, September 30, 2016	$3,289	$—	$(1,161)	$2,128

Balance, December 31, 2014	$1,316	$(25)	$(12,995)	$(11,704)
Net change	922	(400)	142	664
Balance, September 30, 2015	$2,238	$(425)	$(12,853)	$(11,040)

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three and nine month periods ended September 30, 2016 and 2015:

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	For The Three Months Ended September 30,		Affected Income Statement Category
	2016	2015
Net unrealized gain on investment securities available for sale:
Realization of (gain) loss on sale of investment securities available for sale	$28	$(60)	Net gain on sale of available for sale investment securities
Less: income tax benefit (expense)	10	21	Less: income tax expense
Net of income tax	$18	$(39)	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$24	$504	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	—	Employee benefits
Total expense before income tax benefit	24	504	Total expense before income tax benefit
Less: income tax benefit	8	176	Less: income tax benefit
Net of income tax	$16	$328	Net of income tax

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	For The Nine Months Ended September 30,		Affected Income Statement Category
	2016	2015
Net unrealized gain on investment securities available for sale:
Realization of (gain) loss on sale of investment securities available for sale	$86	$(873)	Net (loss) gain on sale of available for sale investment securities
Less: income tax expense	30	306	Less: income tax expense
Net of income tax	$56	$(567)	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$73	$1,512	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	—	Employee benefits
Total expense before income tax benefit	73	1,512	Total expense before income tax benefit
Less: income tax benefit	26	529	Less: income tax benefit
Net of income tax	$47	$983	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pension and Other Post-Retirement Benefit Plans

Note 14 - Shareholders’ Equity

Dividend

On October 20, 2016, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.21 per share payable December 1, 2016 to shareholders of record as of November 2, 2016. During the third quarter of 2016, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.21 per share. This dividend totaled $3.6 million, based on outstanding shares and restricted stock units as of August 4, 2016 of 17,083,626 shares.

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

Options

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the three and nine months ended September 30, 2016, 27,595 shares and 60,398 shares, respectively, were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $559 thousand and $1.2 million, respectively.

Stock Repurchases

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. During the three months ended March 31, 2016, the Corporation repurchased 286,700 shares under the 2015 Program at an average price of $27.80 per share. No shares were repurchased under the 2015 Program during the six months ended September 30, 2016. All share repurchases under the 2015 Program were accomplished in open market transactions. As of September 30, 2016, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300. In addition to the 2015 Program, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by taxing authorities for years before 2013.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three or nine months ended September 30, 2016 or 2015.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at September 30, 2016 and December 31, 2015 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of September 30, 2016:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	76.6	—	76.6	—
Obligations of state & political subdivisions	37.3	—	37.3	—
Mortgage-backed securities	184.9	—	184.9	—
Collateralized mortgage obligations	51.3	—	51.3	—
Mutual funds	18.9	18.9	—	—
Other debt securities	1.5	—	1.5	—
Total assets measured on a recurring basis at fair value	$370.6	$19.0	$351.6	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$4.9	$—	$—	$4.9
Impaired loans and leases	15.2	—	—	15.2
Other real estate owned (“OREO”)	0.9	—	—	0.9
Total assets measured on a non-recurring basis at fair value	$21.0	$—	$—	$21.0

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of December 31, 2015:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	101.5	—	101.5	—
Obligations of state & political subdivisions	42.0	—	42.0	—
Mortgage-backed securities	158.7	—	158.7	—
Collateralized mortgage obligations	29.8	—	29.8	—
Mutual funds	19.2	19.2	—	—
Other debt securities	1.6	—	1.6	—
Total assets measured on a recurring basis at fair value	$352.9	$19.3	$333.6	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$5.7	$—	$—	$5.7
Impaired loans and leases	13.8	—	—	13.8
OREO	2.6	—	—	2.6
Total assets measured on a non-recurring basis at fair value	$22.1	$—	$—	$22.1

During the three months ended September 30, 2016, a decrease of $1 thousand was recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three months ended September 30, 2016.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of September 30,		As of December 31
	Fair Value	2016		2015
(dollars in thousands)	Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$49,023	$49,023	$143,067	$143,067
Investment securities, available for sale	See Note 16	366,910	366,910	348,966	348,966
Investment securities, held to maturity	Level 2	2,896	2,902	—	—
Investment securities, trading	Level 2	3,702	3,702	3,950	3,950
Loans held for sale	Level 2	11,506	11,506	8,987	8,987
Net portfolio loans and leases	Level 3	2,475,613	2,503,669	2,253,131	2,273,947
Mortgage servicing rights	Level 3	4,793	4,876	5,142	5,726
Other assets	Level 3	30,372	30,372	30,271	30,271
Total financial assets		$2,944,815	$2,972,960	$2,793,514	$2,814,914
Financial liabilities:
Deposits	Level 2	$2,477,877	$2,478,334	$2,252,725	$2,251,703
Short-term borrowings	Level 2	50,065	50,065	94,167	94,156
Long-term FHLB advances and other borrowings	Level 2	204,772	203,327	254,863	254,796
Subordinated notes	Level 2	29,518	31,231	29,479	27,453
Other liabilities	Level 2	33,389	33,389	34,052	34,052
Total financial liabilities		$2,795,621	$2,796,346	$2,665,286	$2,662,160

 *See Note 16 for a description of fair value hierarchy levels.

Note 18 - New Accounting Pronouncements

FASB ASU 2016-09 (Topic 718), “Improvements to Employee Share-Based Payment Accounting”

In March 2016, the FASB issued ASU 2016-09, which changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. The standard is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted if the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Corporation early-adopted ASU 2016-09 during the three months ended September 30, 2016. As a result of the adoption, the Corporation recognized a $385 thousand and $445 thousand tax benefit in the Consolidated Statements of Income for the three and nine months ended September 30, 2016, respectively. The impact of the income tax benefit or expense related to ASU 2016-09 is treated as a discrete item in the calculation of the year-to-date income tax expense. Also, in accordance with the provisions of ASU 2016-09, the Corporation presents excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows using a retrospective transition method. Adoption of all other changes did not have an impact on our consolidated financial statements.

FASB ASU 2016-15 (Topic 320), “Classification of Certain Cash Receipts and Cash Payments”

Issued in August 2016, ASU 2016-15 provides guidance on eight specific cash flow issues and their disclosure in the consolidated statements of cash flows. The issues addressed include debt prepayment, settlement of zero-coupon debt, contingent consideration in business combinations, proceeds from settlement of insurance claims, proceeds from settlement of BOLI, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the Predominance principle. 2016-15 is effective for the annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Corporation is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures.

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries provide community banking, business banking, residential mortgage lending, consumer and commercial lending to customers through its 25 full-service branches, eight limited-hour retirement community offices, and one limited-service branch located throughout the Montgomery, Delaware, Chester and Dauphin counties of Pennsylvania and New Castle county in Delaware. The Corporation and its subsidiaries also provide wealth management and insurance advisory services through its network of Wealth Management and insurance offices located in Bryn Mawr, Rosemont, Devon and Hershey, Pennsylvania as well as Greenville, Delaware. The Corporation’s stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

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

Acquisition of Robert J. McAllister Agency, Inc. (“RJM”)

The acquisition of RJM, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on April 1, 2015. The consideration paid by the Corporation was $1.0 million, of which $500 thousand was paid at closing and five contingent cash payments, not to exceed $100 thousand each, are payable on each of March 31, 2016, March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. The first of these contingent payments, in the amount of $85 thousand, was paid during the second quarter of 2016. The acquisition enhanced the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, and the changes in its financial condition as of September 30, 2016 as compared to December 31, 2015. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●

Net income for the three months ended September 30, 2016 was $9.4 million, an increase of $1.9 million as compared to net income of $7.5 million for the same period in 2015. Diluted earnings per share was $0.55 for the three months ended September 30, 2016 as compared to $0.42 for the same period in 2015.

●

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended September 30, 2016 were 10.00% and 1.19%, respectively, as compared to ROE and ROA of 8.01% and 1.01%, respectively, for the same period in 2015.

●	Tax-equivalent net interest income increased $1.9 million, or 7.6%, to $26.9 million for the three months ended September 30, 2016, as compared to $25.0 million for the same period in 2015.

●

Provision for loan and lease losses (the “Provision”), of $1.4 million for the three months ended September 30, 2016 was an increase of $212 thousand from the $1.2 million Provision recorded for the same period in 2015.

●	Non-interest income of $13.9 million for the three months ended September 30, 2016 increased $542 thousand, or 4.1%, as compared to $13.4 million for the same period in 2015.

●

Fees for wealth management services and insurance revenue of $9.1 million and $886 thousand, respectively, for the three months ended September 30, 2016 were decreases of $94 thousand and $179 thousand, respectively, from the same period in 2015.

●	Non-interest expense of $25.5 million for the three months ended September 30, 2016 increased $74 thousand, from $25.4 million for the same period in 2015.

Nine Month Results of Operations

●

Net income for the nine months ended September 30, 2016 was $26.6 million, an increase of $3.5 million as compared to net income of $23.1 million for the same period in 2015. Diluted earnings per share was $1.57 for the nine months ended September 30, 2016 as compared to $1.29 for the same period in 2015.

●	ROE and ROA for the nine months ended September 30, 2016 were 9.70% and 1.16%, respectively, as compared to ROE and ROA of 8.22% and 1.05%, respectively, for the same period in 2015.

●	Tax-equivalent net interest income increased $4.6 million, or 6.2%, to $79.7 million for the nine months ended September 30, 2016, as compared to $75.1 million for the same period in 2015.

●	Provision of $3.3 million for the nine months ended September 30, 2016 was an increase of $648 thousand from the $2.6 million Provision recorded for the same period in 2015.

●	Non-interest income of $40.9 million for the nine months ended September 30, 2016 decreased $1.4 million, or 3.2%, as compared to $42.3 million for the same period in 2015.

●

Fees for wealth management services and insurance revenue of $27.4 million and $3.0 million, respectively, for the nine months ended September 30, 2016 were a decrease of $536 thousand and an increase of $104 thousand, respectively, from the same period in 2015.

●	Non-interest expense of $76.8 million for the nine months ended September 30, 2016 decreased $2.0 million, from $78.8 million for the same period in 2015.

Changes in Financial Condition

●	Total assets of $3.17 billion as of September 30, 2016 increased $143.1 million from December 31, 2015.

●	Shareholders’ equity of $378.5 million as of September 30, 2016 increased $12.7 million from $365.7 million as of December 31, 2015.

●	Total portfolio loans and leases as of September 30, 2016 were $2.49 billion, an increase of $224.4 million, or 9.9%, from the December 31, 2015 balance.

●

Total non-performing loans and leases of $9.9 million represented 0.40% of portfolio loans and leases as of September 30, 2016 as compared to $10.2 million, or 0.45% of portfolio loans and leases as of December 31, 2015.

●	The $17.7 million Allowance, as of September 30, 2016, represented 0.71% of portfolio loans and leases, as compared to $15.9 million, or 0.70% of portfolio loans and leases as of December 31, 2015.

●	Total deposits of $2.48 billion as of September 30, 2016 increased $225.2 million from $2.25 billion as of December 31, 2015.

●	Wealth Management assets under management, administration, supervision and brokerage as of September 30, 2016 were $9.97 billion, an increase of $1.60 billion from December 31, 2015.

Key Performance Ratios

Key financial performance ratios for the three months and six ended September 30, 2016 and 2015 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Annualized return on average equity	10.00%	7.90%	9.70%	8.22%
Annualized return on average assets	1.19%	1.00%	1.16%	1.05%
Tax-equivalent net interest margin	3.71%	3.65%	3.79%	3.75%
Basic earnings per share	$0.56	$0.43	$1.58	$1.31
Diluted earnings per share	$0.55	$0.42	$1.57	$1.29
Dividend per share	$0.21	$0.20	$0.61	$0.58
Dividend declared per share to net income per basic common share	37.5%	46.9%	38.6%	44.2%

The following table presents certain key period-end balances and ratios as of September 30, 2016 and December 31, 2015:

(dollars in millions, except per share amounts)	September 30, 2016	December 31, 2015
Book value per share	$22.08	$21.40
Tangible book value per share	$14.94	$13.86
Allowance as a percentage of loans and leases	0.71%	0.70%
Tier I capital to risk weighted assets	10.41%	10.72%
Tangible common equity ratio	8.28%	8.17%
Loan to deposit ratio	101.1%	101.1%
Wealth assets under management, administration, supervision and brokerage	$9,969.7	$8,364.8
Portfolio loans and leases	$2,493.4	$2,269.0
Total assets	$3,174.1	$3,031.0
Shareholders’ equity	$378.5	$365.7

The following sections discuss, in detail, the Corporation’s results of operations for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, and the changes in its financial condition as of September 30, 2016 as compared to December 31, 2015.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and nine months ended September 30, 2016 and 2015, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income increased $1.9 million, or 7.6%, to $26.9 million for the three months ended September 30, 2016, as compared to $25.0 million for the same period in 2015. The increase in net interest income between the periods was largely related to the increase in average loans for the three months ended September 30, 2016 as compared to the same period in 2015. Average loans for the third quarter of 2016 increased by $285.3 million from the same period in 2015, while the yield earned on loans decreased by 15 basis points. Partially offsetting the increase in average loans was an $84.7 million increase in average interest-bearing deposits accompanied by a 10 basis point increase in the rate paid on those deposits. In addition, average long-term FHLB advances decreased by $29.7 million, offset by increases of $12.8 million and $11.3 million in short-term borrowings and subordinated notes, respectively, between the periods.

For the nine months ended September 30, 2016, tax equivalent net interest income increased by $4.6 million, or 6.2%, from the same period in 2015. Largely contributing to the increase in tax-equivalent net interest income was the $268.4 million increase in average loans for the nine months ended September 30, 2016 as compared to the same period in 2015, which was partially offset by a $145.5 million decrease in average interest-bearing deposits with banks, as these funds were redeployed from lower-earning deposit accounts to fund loan originations. Partially offsetting this net growth in average interest-earning assets was a $49.0 million increase in average interest-bearing deposits between periods.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended September 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$33,532	$27	0.32%	$165,723	$107	0.26%
Investment securities - available for sale:
Taxable	329,293	1,423	1.72%	310,582	1,172	1.50%
Non-taxable(3)	37,893	189	1.98%	41,424	186	1.78%
Total investment securities - available for sale	367,186	1,612	1.75%	352,006	1,358	1.53%
Investment securities – held to maturity	2,907	6	0.82%	—	—	—
Investment securities - trading	3,523	2	0.23%	4,022	5	0.49%
Loans and leases(1)(2)(3)	2,476,972	28,032	4.50%	2,191,652	25,698	4.65%
Total interest-earning assets	2,884,120	29,679	4.09%	2,713,403	27,168	3.97%
Cash and due from banks	16,228			17,160
Allowance for loan and lease losses	(17,257)			(15,066)
Other assets	258,928			265,811
Total assets	$3,142,019			$2,981,308

Liabilities:
Savings, NOW, and market rate accounts	$1,286,404	641	0.20%	$1,260,529	584	0.18%
Wholesale deposits	164,706	327	0.79%	133,277	203	0.60%
Time deposits	278,579	607	0.87%	251,170	289	0.46%
Total interest-bearing deposits	1,729,689	1,575	0.36%	1,644,976	1,076	0.26%

Short-term borrowings	40,966	34	0.33%	28,166	8	0.11%
Long-term FHLB advances and other borrowings	218,920	818	1.49%	248,606	881	1.41%
Subordinated notes	29,509	370	4.99%	18,190	231	5.04%
Total borrowings	289,395	1,222	1.68%	294,962	1,120	1.51%

Total interest-bearing liabilities	2,019,084	2,797	0.55%	1,939,938	2,196	0.45%

Non-interest-bearing deposits	716,581			625,547
Other liabilities	33,400			39,219
Total non-interest-bearing liabilities	749,981			664,766
Total liabilities	2,769,065			2,604,704
Shareholders’ equity	372,954			376,604
Total liabilities and shareholders’ equity	$3,142,019			$2,981,308

Net interest spread			3.54%			3.52%
Effect of non-interest-bearing liabilities			0.17%			0.13%
Tax-equivalent net interest income and margin on earning assets(3)		$26,882	3.71%		$24,972	3.65%
Tax-equivalent adjustment(3)		$165	0.02%		$139	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

	For the Nine months Ended September 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$39,157	$115	0.39%	$184,689	$346	0.25%
Investment securities - available for sale:
Taxable	323,866	4,263	1.76%	318,510	3,691	1.55%
Non-taxable(3)	39,243	567	1.93%	37,871	546	1.93%
Total investment securities - available for sale	363,109	4,830	1.78%	356,381	4,237	1.59%
Investment securities – held to maturity	1,782	4	0.30%	—	—	—
Investment securities - trading	3,703	2	0.07%	3,985	21	0.70%
Loans and leases(1)(2)(3)	2,399,683	82,571	4.60%	2,131,278	76,548	4.80%
Total interest-earning assets	2,807,434	87,522	4.16%	2,676,333	81,152	4.05%
Cash and due from banks	16,380			17,484
Allowance for loan and lease losses	(16,924)			(14,760)
Other assets	261,752			257,896
Total assets	$3,068,642			$2,936,953

Liabilities:
Savings, NOW, and market rate accounts	$1,280,023	1,799	0.19%	$1,245,857	1,753	0.19%
Wholesale deposits	166,136	921	0.74%	134,607	586	0.58%
Retail time deposits	247,504	1,333	0.72%	264,168	827	0.42%
Total interest-bearing deposits	1,693,663	4,053	0.32%	1,644,632	3,166	0.26%

Short-term borrowings	35,836	71	0.26%	39,352	39	0.13%
Long-term FHLB advances and other borrowings	235,002	2,593	1.47%	254,810	2,642	1.39%
Subordinated notes	29,496	1,106	5.01%	6,130	231	5.04
Total borrowings	300,334	3,770	1.68%	300,292	2,912	1.30%

Total interest-bearing liabilities	1,993,997	7,823	0.52%	1,944,924	6,078	0.42%

Non-interest-bearing deposits	674,601			580,356
Other liabilities	33,375			35,978
Total non-interest-bearing liabilities	707,976			616,334
Total liabilities	2,701,973			2,561,258
Shareholders’ equity	366,669			375,695
Total liabilities and shareholders’ equity	$3,068,642			$2,936,953

Net interest spread			3.64%			3.63%
Effect of non-interest-bearing liabilities			0.15%			0.12%
Tax-equivalent net interest income and margin on earning assets(3)		$79,699	3.79%		$75,074	3.75%
Tax-equivalent adjustment(3)		$453	0.02%		$376	0.02%
(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2016 Compared to 2015
	Three Months Ended September 30,			Nine months Ended September 30,
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$(114)	$34	$(80)	$(296)	$65	$(231)
Investment securities	6	251	257	86	492	578
Loans and leases	7,629	(5,295)	2,334	11,382	(5,359)	6,023
Total interest income	$7,521	$(5,010)	$2,511	$11,172	$(4,802)	$6,370
Interest expense:
Savings, NOW and market rate accounts	$9	$48	$57	$46	$—	$46
Wholesale deposits	47	77	124	137	198	335
Retail time deposits	32	286	318	(84)	590	506
Borrowed funds**	(287)	250	(37)	(258)	241	(17)
Subordinated notes	139	—	139	875	—	875
Total interest expense	(60)	661	601	716	1,029	1,745
Interest differential	$7,461	$(4,349)	$3,112	$11,888	$(3,773)	$8,115

*The tax rate used in the calculation of the tax-equivalent income is 35%.

         **Borrowed funds include short-term borrowings and Federal Home Loan Bank advances and other borrowings.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.71% for the three months ended September 30, 2016 was a 6 basis point increase from the same period in 2015. The primary reason for the improvement in the margin was the shift in earning assets from low-yielding interest-earning deposits with banks, to much higher yielding loans and investment securities.

For the nine months ended September 30, 2016, the tax-equivalent net interest margin increased by 4 basis points from 3.75% to 3.79%. The primary driver for the increase in tax-equivalent net interest margin was a $145.5 decrease in low-yielding average interest-bearing deposits with banks, coupled with a $268.4 million increase in higher-yielding average loans and leases. The contribution from the accretion of fair value marks to the margin for the nine months ended September 30, 2016 was 14 basis points, as compared to 20 basis points for the same period in 2015.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Net Interest Margin
3rd Quarter 2016	4.09%	0.55%	3.54%	0.17%	3.71%
2nd Quarter 2016	4.18%	0.53%	3.65%	0.16%	3.81%
1st Quarter 2016	4.22%	0.49%	3.73%	0.14%	3.87%
4th Quarter 2015	4.11%	0.48%	3.63%	0.14%	3.77%
3rd Quarter 2015	3.97%	0.45%	3.52%	0.13%	3.65%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After September 30, 2016		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2015
	Amount	Percentage	Amount	Percentage
+300 basis points	$8,951	8.21%	$3,128	3.09%
+200 basis points	$5,687	5.22%	$1,637	1.62%
+100 basis points	$2,365	2.17%	$210	0.21%
-100 basis points	$(2,693)	(2.47)%	$(2,490)	(2.46)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2016 in the +100 basis point scenario, which is similar to the December 31, 2015 simulation. Asset sensitivity table indicates that a 100, 200 or 300 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is more asset sensitive in comparison to December 31, 2015. This is a result of the decline in low interest earning cash balances which was redeployed into higher earning investment and loan assets, but was partially offset by slight increases in funding costs.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of September 30, 2016:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$30.1	$—	$—	$—	$—	$30.1
Investment securities – available for sale	36.4	70.3	168.7	91.5	—	366.9
Investment securities – held to maturity	—	—	—	2.9	—	2.9
Investment securities – trading	3.7	—	—	—	—	3.7
Loans and leases(1)	871.1	295.4	970.8	367.6	—	2,504.9
Allowance for loan and lease losses	—	—	—	—	(17.7)	(17.7)
Cash and due from banks	—	—	—	—	18.9	18.9
Other assets	—	—	—	—	264.4	264.4
Total assets	$941.3	$365.7	$1,139.5	$462.0	$265.6	$3,174.1

Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$44.3	$132.8	$185.7	$355.2	$—	$718.0
Savings, NOW and market rate	89.9	269.8	640.0	286.8	—	1,286.5
Time deposits	30.7	211.2	67.6	0.1	—	309.6
Wholesale non-maturity deposits	64.7	—	—	—	—	64.7
Wholesale time deposits	27.9	30.2	41.0	—	—	99.1
Short-term borrowings	50.1	—	—	—	—	50.1

Long-term FHLB advances and other borrowings	30.0	55.0	119.8	—	—	204.8
Subordinated notes	—	—	29.5	—	—	29.5
Other liabilities	—	—	—	—	33.3	33.3
Shareholders’ equity	13.5	40.5	216.3	108.2	—	378.5
Total liabilities and shareholders’ equity	$351.2	$739.5	$1,299.9	$750.3	$33.3	$3,174.1
Interest-earning assets	$941.3	$365.7	$1,139.5	$462.0	$—	$2,908.5
Interest-bearing liabilities	293.3	566.2	897.9	286.9	—	2,044.3
Difference between interest-earning assets and interest-bearing liabilities	$648.0	$(200.5)	$241.6	$175.1	$—	$864.2
Cumulative difference between interest earning assets and interest-bearing liabilities	$648.0	$447.5	$689.1	$864.2	$—	864.2
Cumulative earning assets as a % of cumulative interest bearing liabilities	321%	152%	139%	142%		142%
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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended September 30, 2016, the Corporation recorded a Provision of $1.4 million as compared to $1.2 million for the same period in 2015. The increase in Provision for the three months ended September 30, 2016 was partially related to the loan growth recorded in the third quarter of 2016, which totaled $69.5 million as well as the net charge-offs recognized in the third quarter of 2016 of $704 thousand. For the third quarter of 2015, loans increased $75.5 million and net charge-offs totaled $224 thousand.

For the nine months ended September 30, 2016, the Provision of $3.3 million was a $648 thousand increase from the same period in 2015. A considerable amount of the increase in 2016 was related to the strong loan growth during the first nine months of 2016. For the nine months ended September 30, 2016, portfolio loans increased by $224.4 million as compared to a $152.3 million for the same period in 2015, excluding the loans acquired in the January 1, 2015 Continental Merger.

Asset Quality and Analysis of Credit Risk

As of September 30, 2016, total nonperforming loans and leases decreased by $361 thousand, to $9.9 million, representing 0.40% of portfolio loans and leases, as compared to $10.2 million, or 0.45% of portfolio loans and leases as of December 31, 2015. The decrease in nonperforming loans and leases resulted from pay-offs or pay-downs of $2.1 million of loans and leases, charge-offs of $313 thousand and the return to performing status of $256 thousand of loans and leases which had been nonperforming as of December 31, 2015. Partially offsetting the decreases in nonperforming loans from December 31, 2015 was the addition during the nine months ended September 30, 2016 of $2.8 million of new nonperforming loans and leases.

As of September 30, 2016, the Allowance of $17.7 million represented 0.71% of portfolio loans and leases, as compared to $15.9 million, or 0.70% of portfolio loans as of December 31, 2015. The Allowance on originated portfolio loans, as a percentage of originated portfolio loans, was 0.81% as of September 30, 2016 as compared to 0.84% as of December 31, 2015. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of September 30, 2016, the Corporation had OREO valued at $867 thousand, as compared to $2.6 million as of December 31, 2015. During the nine months ended September 30, 2016, a $1.9 million OREO property acquired from a foreclosure during the fourth quarter of 2015 was sold, resulting in a loss on sale of $76 thousand. There were no sales of OREO during the three months ended September 30, 2016. The balance of OREO as of September 30, 2016 was comprised of six residential properties, five of which are manufactured housing properties acquired in the Continental Merger. All properties are recorded at the lower of cost or fair value less cost to sell.

As of September 30, 2016, the Corporation had $8.0 million of troubled debt restructurings (“TDRs”), of which $6.3 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2015, the Corporation had $6.8 million of TDRs, of which $4.9 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of September 30, 2016, the Corporation had a recorded investment of $15.8 million of impaired loans and leases which included $8.0 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2015 totaled $14.5 million, which included $6.8 million of TDRs. Refer to Note 5H in the Notes to unaudited consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	September 30, 2016	December 31, 2015
Nonperforming Assets:
Nonperforming loans and leases	$9,883	$10,244
Other real estate owned	867	2,638
Total nonperforming assets	$10,750	$12,882
Troubled Debt Restructures:
TDRs included in non-performing loans	$1,680	$1,935
TDRs in compliance with modified terms	6,305	4,880
Total TDRs	$7,985	$6,815
Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	179.5%	154.8%
Nonperforming loans and leases to total portfolio loans and leases	0.40%	0.45%
Allowance for loan and lease losses to total portfolio loans and leases	0.71%	0.70%
Nonperforming assets to total loans and leases and OREO	0.43%	0.56%
Total portfolio loans and leases	$2,493,357	$2,268,988
Allowance for loan and lease losses	$17,744	$15,857

NON-INTEREST INCOME

Three Months Ended September 30, 2016 Compared to the Same Period in 2015

Non-interest income for the three months ended September 30, 2016 increased $542 thousand as compared to the same period in 2015. Contributing to this increase was a $300 thousand increase in gain on sale of loans and a $397 thousand increase in other operating income, primarily related to the payoff, in full, of a purchased credit-impaired loan which had been recorded at a discount at acquisition. Partially offsetting these increases was a $179 thousand decrease in fees for wealth management services, much of which was the result of a shift in the composition of the portfolio, with more of the portfolio being comprised of assets held in lower-yielding fixed-fee accounts as of September 30, 2016, as compared to September 30, 2015 (see tables below).

Nine Months Ended September 30, 2016 Compared to the Same Period in 2015

For the nine months ended September 30, 2016, non-interest income decreased $1.4 million as compared to the same period in 2015. The most significant contributors to this change were decreases of $959 thousand in gain on sale of available for sale investment securities, $536 in fees for wealth management services and $298 thousand in dividends on FHLB and FRB stock. The decrease in gain on sale of available for sale investment securities occurred because the $873 thousand gain on sale recognized during the first nine months of 2015, primarily related to the sale of available for sale investment securities acquired in the Continental Merger, was not repeated during the nine months ended September 30, 2016. The decrease in fees for wealth management services was largely related to the shift in the wealth portfolio composition discussed in the previous paragraph. The decrease in dividends on FHLB and FRB stocks occurred because the special dividend of $448 thousand issued by FHLB in the first quarter of 2015 was not repeated in 2016. These decreases were partially offset by a $370 thousand increase in gain on sale of loans during the period.

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Market value	$5,276,756	$5,078,386	$5,032,841	$4,971,636	$4,870,484
Fixed	4,692,989	4,554,135	4,248,902	3,393,169	3,347,792
	$9,969,745	$9,632,521	$9,281,743	$8,364,805	$8,218,276

	Percentage of Wealth Assets
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Market value	52.9%	52.7%	54.2%	59.4%	59.3%
Fixed	47.1%	47.3%	45.8%	40.6%	40.7%
	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Market value	$7,196	$7,187	$6,823	$7,072	$7,319
Fixed	1,904	2,244	2,009	1,923	1,875
	$9,100	$9,431	$8,832	$8,995	$9,194

	Percentage of Fees for Wealth Management
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Market value	79.1%	76.2%	77.3%	78.6%	79.6%
Fixed	20.9%	23.8%	22.7%	21.4%	20.4%
	100.0%	100.0%	100.0%	100.0%	100.0%

Residential Mortgage Loan Sales

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Residential mortgage loans held in portfolio	$418.4	$399.7	$418.4	$399.7
Mortgage originations	$84.9	$76.2	$201.3	$175.2
Mortgage loans sold:
Servicing retained	$40.5	$30.5	$93.4	$83.3
Servicing released	10.5	10.6	18.2	22.5
Total mortgage loans sold	$51.0	$41.1	$111.6	$105.8

Percent servicing-retained	79.4%	74.2%	83.7%	78.7%
Percent servicing-released	20.6%	25.8%	16.3%	21.3%
Percent of originated mortgage loans sold	60.1%	53.9%	55.4%	60.4%
Mortgage servicing rights (“MSRs”)	$4.8	$5.0	$4.8	$5.0
Net gain on sale of residential mortgage loans	$0.8	$0.4	$2.3	$2.0
Residential mortgage loans serviced for others(1)	$618.1	$602.0	$618.1	$602.0

The following table provides details of other operating income for the three and nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Merchant interchange fees	$340	$335	$1,069	$956
Commissions and fees	145	240	535	622
Bank-owned life insurance (“BOLI”) income	219	216	684	568
Safe deposit box rentals	98	97	287	293
Other investment income	24	129	126	252
Rental income	46	43	121	134
Miscellaneous other income	615	30	864	609
Other operating income	$1,487	$1,090	$3,686	$3,434

ON-INTEREST EXPENSE

Three Months Ended September 30, 2016 Compared to the Same Period in 2015

Non-interest expense for the three months ended September 30, 2016 increased $74 thousand, as compared to the same period in 2015. Increases in salaries and wages and other operating expenses of $680 thousand and $646 thousand, respectively, were partially offset by a decrease of $1.0 million in due diligence, merger-related and merger integration expenses. The increase in salaries and wages was related to annual salary increases, new staff additions, and increases in incentive compensation. The increase in other operating expenses was primarily related to a $576 thousand increase in the deferred compensation liability. This increase in the deferred compensation liability is largely offset by earnings associated with the deferred compensation trusts, which is included in miscellaneous other income in the table above.

Nine Months Ended September 30, 2016 Compared to the Same Period in 2015

Non-interest expense for the nine months ended September 30, 2016 decreased $2.0 million from the same period in 2015, with the largest contributors to the decrease being the $4.8 million decrease in due diligence, merger-related and merger integration costs, a $627 thousand decrease in occupancy and bank premises, a $596 thousand decrease in employee benefits and an $802 thousand decrease in other operating expense detailed in the table below. The decrease in due diligence, merger-related and merger integration costs related to the costs associated with the Continental Merger, which wrapped up in the fourth quarter of 2015; the decrease in occupancy and bank premises expenses resulted from the branch and administrative office closures which occurred toward the end of 2015; and the decrease in employee benefits related to the settlement of the corporate pension plan, which occurred at the end of 2015. These decreases were partially offset by increases of $2.7 million in salaries and wages, $939 thousand in furniture, fixtures and equipment expense, $624 thousand in impairment of MSRs, and $654 thousand in Pennsylvania bank shares tax. The increase in salaries and wages was related to annual increases, the addition of two senior management positions and increases in incentive accruals. The increase in furniture, fixtures and equipment expense was related to infrastructure improvements which were largely completed in 2015 and placed into service in 2016. The increase in impairment of MSRs was primarily related to the impairment recorded in the second quarter of 2016, which occurred in connection with the market’s outlook on the future of interest rates. The increase in Pennsylvania bank shares tax resulted from the January 1, 2015 Continental Merger. The effect of the increased equity resulting from the Continental Merger, on which the tax is based, was not experienced until 2016, since the tax for the current year is calculated on the prior year-end equity.

The following table provides details of other operating expenses for the three and nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Debt prepayment penalties	$—	$—	$—	$177
Deferred compensation trust expense	286	(290)	270	(84)
Director fees	102	163	448	471
Dues and subscriptions	109	110	326	332
FDIC insurance	498	335	1,320	1,078
Insurance	202	201	624	576
Loan processing	650	388	1,517	1,009
Miscellaneous	198	84	204	1,175
MSR amortization	210	181	527	443
OREO impairment	—	52	—	191
Other taxes	7	13	38	56
Outsourced services	159	105	409	315
Portfolio maintenance	62	84	246	274
Postage	125	139	418	421
Stationary and supplies	111	155	376	480
Swap termination penalties	—	—	—	344
Telephone	406	426	1,237	1,194
Temporary help and recruiting	157	489	635	1,014
Travel and entertainment	224	225	618	549
Other operating expense	$3,506	$2,860	$9,213	$10,015

INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2016 was $4.3 million and $13.5 million, respectively, as compared to $4.1 million and $12.4 million for the same respective periods in 2015. The tax expense recorded reflects a decrease in the effective tax rate from 35.3% for the third quarter of 2015 to 31.2% for the third quarter of 2016. The effective tax rate for the nine months ended September 30, 2015 and 2016 was 35.0% and 33.6%, respectively. The primary driver for the decrease in tax rate for both the three and nine months ended September 30, 2016 as compared to the respective periods in 2015 was the early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for excess tax benefits related to stock-based compensation. Prior to the adoption of ASU 2016-09, excess tax benefits stemming from the vesting or exercise of share-based awards were recorded as a component of additional paid-in capital in the equity section of the balance sheet. With the adoption of ASU 2016-09, these tax benefits are recognized through the income statement as an adjustment to tax expense. For the three and nine months ended September 30, 2016, the Corporation recorded excess tax benefits of $385 thousand and $445 thousand, respectively. The impact of the income tax benefit related to ASU 2016-09 is treated as a discrete item in the calculation of the year-to-date income tax expense.

BALANCE SHEET ANALYSIS

Total assets as of September 30, 2016 of $3.17 billion increased $143.1 million from $3.03 billion as of December 31, 2015.

Loans and Leases

The table below compares the portfolio loans and leases outstanding at September 30, 2016 to December 31, 2015:

	September 30, 2016		December 31, 2015		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,089,621	43.7%	$964,259	42.5%	$125,362	13.0%
Home equity lines & loans	206,578	8.3%	209,473	9.2%	(2,895)	(1.4)%
Residential mortgage	418,408	16.8%	406,404	17.9%	12,004	3.0%
Construction	133,269	5.3%	90,421	4.0%	42,848	47.4%
Commercial and industrial	565,497	22.7%	524,515	23.1%	40,982	7.8%
Consumer	23,717	0.9%	22,129	1.0%	1,588	7.2%
Leases	56,267	2.3%	51,787	2.3%	4,480	8.7%
Total portfolio loans and leases	2,493,357	100.0%	2,268,988	100.0%	224,369	9.9%
Loans held for sale	11,506		8,987		2,519	28.0%
Total loans and leases	$2,504,863		$2,277,975		$226,888	10.0%

Cash and Investment Securities

As of September 30, 2016, liquidity remained strong as the Corporation had $29.4 million of cash balances at the Federal Reserve and $681 thousand in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of September 30, 2016 totaled $366.9 million, as compared to $349.0 million as of December 31, 2015. The increase was primarily related to a $47.8 million increase in mortgage-related securities, partially offset by decreases of $24.9 million in U.S. government agency securities and $4.7 million in municipal obligations.

Deposits, Borrowings and Subordinated Debt

Deposits and borrowings as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$333,055	13.4%	$338,861	15.0%	$(5,806)	(1.7)%
Money market	725,116	29.3%	749,726	33.3%	(24,610)	(3.3)%
Savings	228,391	9.2%	187,299	8.3%	41,092	21.9%
Wholesale non-maturity deposits	64,664	2.6%	67,717	3.0%	(3,053)	(4.5)%
Wholesale time deposits	99,052	4.0%	53,185	2.4%	45,867	86.2%
Retail time deposits	309,584	12.5%	229,253	10.2%	80,331	35.0%
Interest-bearing deposits	1,759,862	71.0%	1,626,041	72.2%	133,821	8.2%
Non-interest-bearing deposits	718,015	29.0%	626,684	27.8%	91,331	14.6%
Total deposits	$2,477,877	100.0%	$2,252,725	100.0%	$225,152	10.0%

	September 30, 2016		December 31, 2015		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$50,065	17.6%	$94,167	24.5%	$(44,102)	(46.8)%
Long-term FHLB advances and other borrowings	204,772	72.0%	260,146	67.8%	(55,374)	(21.3)%
Subordinated notes	29,518	10.4%	29,479	7.7%	39	0.1%
Borrowed funds	$284,355	100.0%	$383,792	100.0%	$(99,437)	(25.9	) %

Capital

Consolidated shareholder’s equity of the Corporation was $378.5 million, or 11.9% of total assets as of September 30, 2016, as compared to $365.7 million, or 12.1% of total assets as of December 31, 2015. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2016 and December 31, 2015:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2016:
Total (Tier II) capital to risk weighted assets
Corporation	$310,469	12.30%	$252,399	10.00%
Bank	294,784	11.70%	251,880	10.00%
Tier I capital to risk weighted assets
Corporation	262,870	10.41%	201,919	8.00%
Bank	276,704	10.99%	201,504	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	262,870	10.41%	126,199	5.00%
Bank	276,704	10.99%	125,940	5.00%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	262,870	8.69%	196,514	6.50%
Bank	276,704	9.17%	196,188	6.50%
Tangible common equity to tangible assets(1)
Corporation	252,459	8.28%	—	—
Bank	269,336	8.85%	—	—

December 31, 2015:
Total (Tier II) capital to risk weighted assets
Corporation	$302,236	12.61%	$239,680	10.00%
Bank	257,716	10.78%	239,069	10.00%
Tier I capital to risk weighted assets
Corporation	256,900	10.72%	191,716	8.00%
Bank	241,859	10.12%	191,193	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	256,900	10.72%	119,823	5.00%
Bank	241,859	10.12%	119,496	5.00%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	256,900	9.02%	185,127	6.50%
Bank	241,859	8.51%	184,734	6.50%
Tangible common equity to tangible assets(1)
Corporation	237,043	8.17%	—	—
Bank	224,146	7.74%	—	—

                          (1) There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

Both the Corporation and the Bank exceed the capital levels to be considered “well capitalized” that are required by their respective regulators at the end of each period presented. The capital ratios as of September 30, 2016 for the Corporation have decreased from their December 31, 2015 levels, primarily as a result of the increase in risk-weighted assets during the first nine months of 2016. The loan growth during the first nine months of 2016 accounted for the majority of the risk-weighted asset growth, as cash balances that were present as of December 31, 2015, which were risk-weighted at zero percent, were replaced largely by loans which are risk-weighted between 50% and 100%. In addition, the Corporation repurchased $8.1 million of treasury stock and issued dividends of $10.4 million during the nine months ended September 30, 2016, further reducing capital. These reductions were partially offset by the $26.6 million increase in retained earnings from net income for the first nine months of 2016. The capital levels of the Bank, which were affected by the same factors which reduced the Corporation’s capital levels, were increased as a result of the $15 million downstream of capital from the Corporation, which occurred during the first quarter of 2016. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of September 30, 2016	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2015	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$971.2	79.9%	$824.6	72.4%	$146.6	17.8%
Federal Reserve Bank of Philadelphia	137.7	100.0%	131.0	100.0%	6.7	5.1%
Fed Funds Lines (six banks)	79.0	100.0%	34.0	53.1%	45.0	132.4%
Revolving line of credit with correspondent bank	5.0	100.0%	5.0	100.0%	0	0%
	$1,192.9	83.0%	$994.6	75.1%	$198.3	19.9%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation has an agreement with CDC to provide up to $5 million, excluding accrued interest, of money market deposits at an agreed upon rate currently at 0.45%. The Corporation had $538 thousand in balances, including accrued interest, as of September 30, 2016 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $38.3 million in balances as of September 30, 2016 under this program.

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

The Wealth Management Segment, as discussed in the Non-Interest Income section above, recorded a pre-tax segment profit (“PTSP”) of $3.8 million for the three months ended September 30, 2016, as compared to PTSP of $4.0 million for the same period in 2015. The Wealth Management Segment provided 27.3% of the Corporation’s pre-tax profit for the three months ended September 30, 2016 as compared to 34.9% for the same period in 2015. The $267 thousand decrease in revenue for the segment largely accounted for the decrease in percentage of pre-tax profit contributed.

For the nine months ended September 30, 2016, the Wealth Management Segment recorded a PTSP of $10.8 million, as compared to $12.3 million for the same period in 2015. As a percentage of consolidated PTSP, the Wealth Management Segment provided 26.9% for the nine months ended September 30, 2016 as compared to 34.6% for the same period in 2015. The primary driver for the decrease was related to operating expense increases of $1.1 million.

The Banking Segment recorded a PTSP of $10.0 million and $29.3 million for the three and nine months ended September 30, 2016, respectively, as compared to PTSP of $7.5 million and $23.3 million for the same respective periods in 2015. The Banking Segment provided 72.7% and 73.1% of the Corporation’s pre-tax profit for the three and nine months ended September 30, 2016, respectively, as compared to 65.1% and 65.4% for the same respective periods in 2015.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2016 were $651.9 million, as compared to $634.2 million at December 31, 2015.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at September 30, 2016 amounted to $15.0 million, as compared to $14.6 million at December 31, 2015.

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

Contractual Cash Obligations of the Corporation as of September 30, 2016:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$2,069.2	$2,069.2	$—	$—	$—
Wholesale and retail time deposits	408.7	299.3	101.3	8.1	—
Short-term borrowings	50.1	50.1	—	—	—
Long-term FHLB advances and other borrowings	204.8	70.0	104.8	30.0	—
Operating leases	32.6	4.3	8.1	6.4	13.8
Purchase obligations	8.1	2.3	2.9	2.9	—
Total	$2,773.5	$2,495.2	$217.1	$47.4	$13.8

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

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in the Corporation’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM  1.  Legal Proceedings.

None.

ITEM  1A.  Risk Factors
None.

ITEM  2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the third quarter of 2016 (1) :

Period	Total Number of Shares Purchased(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2016 – July 31, 2016	2,477	$29.10	—	189,300
August 1, 2016 – August 31, 2016	18,615	$30.76	—	189,300
September 1, 2016 – September 30, 2016	1,579	$31.65	—	189,300
Total	22,671	$30.64	—	189,300

(1)

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. During the three months ended September 30, 2016, no repurchases occurred under the 2015 Program. As of September 30, 2016, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300.

(2)	On July 1, 2016, 1,118 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(3)

Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation or Bank as follows: 1,359 shares on July 27, 2016; 18,615 shares on August 15, 2016; 451 shares on September 2, 2016; 1,128 shares on September 15, 2016.

ITEM  3.  Defaults Upon Senior Securities

None.

ITEM  4.  Mine Safety Disclosures.
         Not applicable.

ITEM  5.  Other Information

On November 2, 2016, the Bank entered into its standard form of Executive Change-of-Control Severance Agreement (the “Agreement”) with Harry R. Madeira, Executive Vice President and head of the Bank’s Wealth Management Division. The Agreement provides for Mr. Madeira to receive certain severance payments and benefits if he is subject to a Termination upon Change of Control, as described below and more fully defined in the Agreement. Pursuant to the Agreement, a Termination upon Change of Control will occur in the event that Mr. Madeira is subject to, within two (2) years after a Change of Control, a Separation from Service that is either (i) initiated by the Bank for any reason other than Mr. Madeira’s continuous illness, injury or incapacity for a period of six consecutive months or for “cause,” as defined therein, or (ii) initiated by Mr. Madeira following (a) a significant reduction of his authority, duties or responsibilities; (b) any removal from his position as an officer of the Corporation, the Bank or its subsidiaries; (c) any reduction in his Base Salary, as defined; (d) any revocation or modification of the AIP (annual incentive plan as more fully described in the Agreement) or Stock Plan, as defined therein, or any action taken pursuant to the terms of either plan, which, subject to certain limitations, materially (x) reduces Mr. Madeira’s compensation thereunder, or (y) increases the compensation payable to other participants but not to Mr. Madeira; (e) a transfer of Mr. Madeira to a location outside of Bryn Mawr, PA, the general area of Mr. Madeira’s principal place of business, or reasonable commuting distance; (f) any substantial increase in Mr. Madeira’s business travel requirements; or (g) the failure of the Bank to require any successor of the Bank or the Corporation to become jointly and severally obligated with the Bank to perform the Agreement.

In the event of such a Termination upon Change of Control, the Bank or any successor thereto, will be obligated to pay to Mr. Madeira (i) cash equal to three (3) times Mr. Madeira’s Base Salary in effect either immediately prior to the Separation from Service or immediately prior to the Change of Control, whichever is higher; (ii) in relation to Mr. Madeira’s outstanding and unexercised stock options, whether vested or unvested, any excess amount of the aggregate fair market value of the Corporation’s shares underlying such stock options over the aggregate exercise price of such stock options; (iii) the cash value of any unused vacation pay; and (iv) all awards and payments earned by Mr. Madeira under any annual incentive plan, both in respect of complete plan periods any incomplete fiscal year periods, prior to the Termination Date, as defined therein. For a period of thirty-six months after the Termination Date, the Bank must also provide medical, dental, life and disability insurance benefits, and payment for reasonable career counseling services. Mr. Madeira is not required to mitigate the amount of any payment or benefit provided for in the Agreement by seeking other employment or otherwise.

To the extent that the payments made pursuant to the Agreement, when aggregated with all other payments made to Mr. Madeira by the Bank or the Corporation, will be deemed an “excess parachute payment” in accordance with Section 280G of the Internal Revenue Code of 1986, as amended, and be subject to the excise tax provided under Section 4999 thereof, all sums payable under the Agreement will be reduced in such manner and to such extent so that no “excess parachute payment” shall be made. In the event that a reduction of payment is necessary, Mr. Madeira in his sole discretion shall determine which and how much of the payments to be made under the Agreement shall be eliminated or reduced.

The term of the Agreement is initially three (3) years to be automatically extended for additional one-year periods unless at least one year’s written notice of termination is provided to Mr. Madeira by the Bank, provided that (i) after a Change of Control during the term of the Agreement, the Agreement is to remain in effect for a period of two (2) years and until all of the obligations of the parties thereunder are satisfied or have expired, and (ii) the Agreement terminates automatically if, prior to the Change of Control, Mr. Madeira’s employment with the Bank or any of its subsidiaries terminates for any reason.

The foregoing summary of the Agreement is not complete and is qualified in its entirety by reference to the complete text of the Agreement, which is filed as Exhibit 10.4 of this Form 10-Q and incorporated herein by reference.

 ITEM  6.  Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
10.1	Employment Letter Agreement, dated July 7, 2016, by and between The Bryn Mawr Trust Company and Denise Rinear, filed herewith
10.2	Executive Change-in-Control Severance Agreement, dated as of August 1, 2016, by and between The Bryn Mawr Trust Company and Denise Rinear, filed herewith
10.3	Employee Restrictive Covenant Agreement, dated August 1, 2016, by and between The Bryn Mawr Trust Company and Denise Rinear, filed herewith
10.4	Executive Change-in-Control Severance Agreement, dated as of November 2, 2016, by and between The Bryn Mawr Trust Company and Harry R. Madeira, Jr., filed herewith
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101.INS XBRL	Instance Document, filed herewith
101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 4, 2016	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial and Accounting Officer)

Form 10-Q

Index to Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
10.1	Employment Letter Agreement, dated July 7, 2016, by and between The Bryn Mawr Trust Company and Denise Rinear, filed herewith
10.2	Executive Change-in-Control Severance Agreement, dated as of August 1, 2016, by and between The Bryn Mawr Trust Company and Denise Rinear, filed herewith
10.3	Employee Restrictive Covenant Agreement, dated August 1, 2016, by and between The Bryn Mawr Trust Company and Denise Rinear, filed herewith
10.4	Executive Change-in-Control Severance Agreement, dated as of November 2, 2016, by and between The Bryn Mawr Trust Company and Harry R. Madeira, Jr., filed herewith
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101.INS XBRL	Instance Document, filed herewith
101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith