Form 10-K
period 2016-12-31
BRYN MAWR BANK CORP
filed 2017-03-10
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):

Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $483,647,309 on June 30, 2016 based on the price at which our common stock was last sold on that date.*

As of March 7, 2017, there were 16,969,451 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Definitive Proxy Statement of Registrant to be filed with the Commission pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on April 20, 2017 (“2017 Proxy Statement”), as indicated in Parts I and II, are incorporated into this Form 10-K by reference.

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

•	changes in the level of non-performing assets and charge-offs;
•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;
•	other changes in accounting requirements or interpretations;
•	the accuracy of assumptions underlying the establishment of provisions for loan and lease losses and estimates in the value of collateral, and various financial assets and liabilities;
•	inflation, securities market and monetary fluctuations;
•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;
•	changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, and interest rate sensitivity;
•	prepayment speeds, loan originations and credit losses;
•	changes in the value of our mortgage servicing rights;
•	sources of liquidity and financial resources in the amounts, at the times and on the terms required to support our future business;
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

•	our ability to continue to introduce competitive new products and services on a timely, cost-effective basis and the mix of those products and services;
•	containing costs and expenses;
•	protection and validity of intellectual property rights;
•	reliance on large customers;
•	technological, implementation and cost/financial risks in contracts;
•	the outcome of pending and future litigation and governmental proceedings;
•	any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);
•	ability to retain key employees and members of senior management;
•	the ability of key third-party providers to perform their obligations to us and our subsidiaries; and

•	the need for capital, ability to control operating costs and expenses, and to manage loan and lease delinquency rates;
•	the credit risks of lending activities and overall quality of the composition of acquired loan, lease and securities portfolio;
•	the inability of key third-party providers to perform their obligations to us;
•

risks related to our pending merger with Royal Bancshares of Pennsylvania, Inc. (“RBPI”), including, but not limited to: the risk that required regulatory, shareholder or other approvals are not obtained or other closing conditions are not satisfied in a timely manner or at all; that prior to the completion of the transaction or thereafter, the Corporation’s and RBPI’s respective businesses may not perform as expected due to transaction-related uncertainty or other factors; that the parties are unable to successfully implement integration strategies; the inability of RBPI to cash out outstanding warrants to purchase RBPI Class A Common Stock; reputational risks and the reaction of the companies’ customers to the transaction; diversion of management time on merger-related issues; the integration of acquired business with the Corporation taking longer than anticipated or being more costly to complete; that the anticipated benefits of the merger, including any anticipated cost savings or strategic gains may be significantly harder to achieve or take longer than anticipated or fail to be achieved; and

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

Additional Information About the Merger with RBPI and Where to Find It

In connection with the proposed merger transaction between the Corporation and RBPI, the Corporation will file with the Securities and Exchange Commission a Registration Statement on Form S-4 that will include a Proxy Statement of RBPI, and a Prospectus of the Corporation, as well as other relevant documents concerning the proposed transaction. Shareholders are urged to read the Registration Statement and the Proxy Statement/Prospectus regarding the merger with RBPI when it becomes available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information.

A free copy of the Proxy Statement/Prospectus, as well as other filings containing information about the Corporation and RBPI, may be obtained at the SEC’s Internet site (http://www.sec.gov).

The Corporation and RBPI and certain of their directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of RBPI in connection with the proposed merger. Information about the directors and executive officers of the Corporation is set forth in the proxy statement for the Corporation’s 2017 annual meeting of shareholders, expected to be filed with the SEC on a Schedule 14A on March 10, 2017. Information about the directors and executive officers of RBPI is set forth in the proxy statement for RBPI 2016 annual meeting of shareholders, as filed with the SEC on a Schedule 14A on March 17, 2016. Additional information regarding the interests of those participants and other persons who may be deemed participants in the transaction may be obtained by reading the Proxy Statement/Prospectus regarding the proposed merger when it becomes available. Free copies of this document may be obtained as described in the preceding paragraph.

PART I

ITEM 1.	BUSINESS

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 25 full-service branches, eight limited-hour retirement community offices, one limited-service branch, five wealth offices and a full-service insurance agency located throughout Montgomery, Delaware, Chester, Philadelphia and Dauphin counties of Pennsylvania and New Castle county in Delaware. The Corporation’s common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The goal of the Corporation is to become the premier community bank and wealth management organization in the greater Philadelphia area. The Corporation’s strategy to achieve this goal includes investing in people and technology to support its growth, leveraging the strength of its brand, targeting high-potential markets for expansion, basing its sales strategy on relationships and concentrating on core product solutions. The Corporation strives to strategically broaden the scope of its product offerings, engaging in inorganic growth by selectively acquiring small to mid-sized banks, insurance brokerages, wealth management companies, and advisory and planning services firms, and lifting out high-performing teams where strategically advantageous.

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

WEBSITE DISCLOSURES

The Corporation files with the SEC and makes available, free of charge, through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained on the Corporation’s website at www.bmtc.com by following the link, “About BMT,” followed by “Investor Relations.” The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K. Further copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

OPERATIONS

•	Bryn Mawr Bank Corporation

The Corporation has no active staff as of December 31, 2016. The Corporation is the sole shareholder of the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ, the SEC and other regulatory agencies.

As of December 31, 2016, the Corporation and its subsidiaries had 494 full time and 50 part time employees, totaling 519 full time equivalent staff.

ACTIVE SUBSIDIARIES OF THE CORPORATION

The Corporation has three active subsidiaries which provide various services as described below:

•	Lau Associates

Lau Associates LLC, a registered investment advisor, is an independent, family wealth office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau Associates employed 13 full time employees as of December 31, 2016, which are included in the Corporation’s employment numbers. Lau Associates LLC is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company of Delaware

The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) is a limited-purpose trust company located in Greenville, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. BMTC-DE employed seven full-time and two part time employees as of December 31, 2016. BMTC-DE employees are included in the Corporation’s employment numbers. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company

The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the origination of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust administration and other related fiduciary services, custody services, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax services, financial planning and brokerage services. As of December 31, 2016, the market value of assets under management, administration, supervision and asset management/brokerage by the Bank’s Wealth Management Division was $11.3 billion. The Bank’s employees are included in the Corporation’s employment numbers above.

The Bank presently operates 25 full-service branches, eight limited-hour retirement community offices, one limited-service branch and three wealth management offices located throughout Montgomery, Delaware, Chester, Philadelphia and Dauphin counties of Pennsylvania. See the section titled “COMPETITION” later in this item for additional information.

ACTIVE SUBSIDIARIES OF THE BANK

The Bank has three active subsidiaries providing various services as described below:

●	Key Capital Mortgage, Inc.

Key Capital Mortgage, Inc. (“KCMI”) is a wholly-owned subsidiary of the Bank, located in Media, Pennsylvania, which was established on October 1, 2015. KCMI specializes in providing non-traditional commercial mortgage loans to small businesses throughout the United States. As of December 31, 2016, KCMI employed six full-time employees which are included in the Corporation’s employment numbers above.

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

As of December 31, 2016, PCPB employed 14 full-time employees, of whom 13 are licensed insurance agents, along with two part-time employees, both of whom are licensed insurance agents. PCPB employees are included in the Corporation’s employment numbers above.

•	Bryn Mawr Equipment Finance, Inc.

Bryn Mawr Equipment Finance, Inc. (“BMEF”), a wholly-owned subsidiary of the Bank, is a Delaware corporation registered to do business in Pennsylvania. BMEF is a small-ticket equipment financing company servicing customers nationwide from its Montgomery County, Pennsylvania location. BMEF had nine employees as of December 31, 2016. BMEF employees are included in the Corporation’s employment numbers above.

BUSINESS COMBINATIONS

The Corporation and its subsidiaries engaged in the following business combinations since January 1, 2012:

●	Royal Bancshares of Pennsylvania, Inc. (pending)

On January 30, 2017, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Royal Bancshares of Pennsylvania, Inc. (“RBPI”), parent company of Royal Bank America (“RBA”), in a transaction with an aggregate value of $127.7 million (the “Acquisition”). In connection with the Acquisition, RBPI will merge with and into the Corporation and RBA will merge with and into the Bank. The Acquisition, which is expected to add approximately $602 million in loans and $630 million in deposits (based on unaudited December 31, 2016 financial information), strengthens the Corporation’s position as the largest community bank in Philadelphia’s western suburbs and, based on deposits, ranks it as the eighth largest community bank headquartered in Pennsylvania. The Acquisition, which will expand the Corporation's distribution network by providing entry into the new markets of New Jersey and Berks County, Pennsylvania, and a new physical presence in Philadelphia County, Pennsylvania is expected to close during the third quarter of 2017.

●	Robert J. McAllister Agency, Inc.

On April 1, 2015, the acquisition of RJM, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. Consideration paid totaled $1.0 million, of which $500 thousand was paid at closing, one contingent payment of $85 thousand (out of a maximum of $100 thousand) was paid during the second quarter of 2016 and four remaining contingent cash payments, not to exceed $100 thousand each, will be payable on each of March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. The acquisition enhanced PCPB’s ability to offer comprehensive insurance solutions to both individual and business clients.

●	Continental Bank Holdings, Inc.

On January 1, 2015, the merger of Continental Bank Holdings, Inc. (“CBH”) with and into the Corporation (the “CBH Merger”), and the merger of Continental Bank with and into the Bank, were completed. Consideration paid totaled $125.1 million, comprised of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock, the assumption of options to purchase Corporation common stock valued at $2.3 million and $1.3 million for the cash-out of certain warrants. The Merger initially added $424.7 million of loans, $181.8 million of investments, $481.7 million of deposits and ten new branches. The acquisition of CBH enabled the Corporation to expand its footprint into a significant portion of Montgomery County, Pennsylvania.

●	Powers Craft Parker and Beard, Inc.

On October 1, 2014, the acquisition of PCPB, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. The consideration paid by the Corporation was $7.0 million, of which $5.4 million was paid at closing and two of three contingent payments, of $542 thousand each, were paid during the fourth quarter of 2015 and 2016. The remaining $542 thousand consists of one contingent payment, not to exceed $542 thousand. The payment is subject to the attainment of certain revenue targets during the applicable period. The addition enabled the Corporation to offer a full range of insurance products to both individual and business clients.

●	First Bank of Delaware

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

●	Davidson Trust Company

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

SOURCES OF THE CORPORATION’S REVENUE

Continuing Operations

See Note 29, “Segment Information,” in the Notes to the Consolidated Financial Statements located in this Annual Report on Form 10-K for additional information. The Corporation had no discontinued operations in 2014, 2015 or 2016.

FINANCIAL INFORMATION ABOUT SEGMENTS

The financial information concerning the Corporation’s business segments is incorporated by reference to this Annual Report on Form 10-K in the section captioned Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 29, “Segment Information,” in the Notes to Consolidated Financial Statements.

COMPETITION

The Corporation and its subsidiaries, including the Bank, compete for deposits, loans, wealth management and insurance services in Delaware, Montgomery, Chester, Dauphin and Philadelphia counties in Pennsylvania and New Castle County in Delaware. The Corporation has a significant presence in the Philadelphia suburbs along the Route 30 corridor, also known as the “Main Line”. The Corporation has 25 full-service branches, eight limited-hour retirement community offices, one limited-service branch, one insurance agency and five wealth management offices.

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

The Corporation is able to compete with the other firms because of its consistent level of customer service, excellent reputation, professional expertise, comprehensive product line, and its competitive rates and fees. However, there are several negative factors which can hinder the Corporation’s ability to compete with large institutions such as its limited number of locations, smaller advertising and technology budgets, and a general inability to scale its operating platform, due to its size.

The acquisition of Lau Associates in July 2008 and the formation of BMTC-DE allowed the Corporation to establish a presence in the State of Delaware, where it competes for wealth management business. The November 2012 acquisition of certain loan and deposit accounts and a branch location from First Bank of Delaware enabled the Corporation to further expand its banking segment in the greater Wilmington, Delaware area.

The acquisition of First Keystone Financial, Inc. (“FKF”) in 2010 expanded the Corporation’s footprint significantly into Delaware County, Pennsylvania, and the acquisition the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in 2011 enabled the Wealth Management Division to extend into central Pennsylvania by continuing to operate the former PWMG offices located in Hershey, Pennsylvania. The May 2012 acquisition of DTC allowed the Corporation to further expand its range of services and bring deeper market penetration in our core market area. The October 2014 acquisition of PCPB and the April 2015 acquisition of RJM enabled the Bank to expand its range of insurance solutions to both individuals as well as business clients. The January 2015 merger with CBH expanded the Corporation’s reach well into Montgomery County Pennsylvania, and gave the Bank the opportunity to have a branch office in the City of Philadelphia.

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

Under the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to each of its subsidiary banks and to commit resources, including capital funds during periods of financial stress, to support each such bank. Consistent with this “source of strength” requirement for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the company’s capital needs, asset quality and overall financial condition.

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

•	Federal Reserve Board and Pennsylvania Department of Banking and Securities Regulation

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

The regulations of the Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s 2016 net income plus its net retained earnings for the previous two years. As of December 31, 2016, this amount was $15.9 million. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

The new law also permits banks as well as the Department of Banking to disclose formal enforcement actions initiated by the Department of Banking, clarifies that the Department of Banking has examination and enforcement authority over subsidiaries as well as affiliates of regulated banks and bolsters the Department of Banking’s enforcement authority over its regulated institutions by clarifying its ability to remove directors, officers and employees from institutions for violations of laws or orders or for any unsafe or unsound practice or breach of fiduciary duty. Changes to existing law also allow the Department of Banking to assess civil money penalties of up to $25,000 per violation.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the fourth quarter of 2016 was an annual rate of 0.56 basis points. Payments of the FICO assessment during the twelve months ended December 31, 2016 totaled $154 thousand.

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

Minimum Capital Ratios: The risk-based guidelines require all banks to maintain three “risk-weighted assets” ratios. The first is a minimum ratio of total capital (“Tier 1” and “Tier 2” capital) to risk-weighted assets equal to 8.00%; the second is a minimum ratio of “Tier 1” capital to risk-weighted assets equal to 6.00%; and the third is a minimum ratio of “Common Equity Tier 1” capital to risk-weighted assets equal to 4.5%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

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

The “leverage” ratio rules require banks which are rated the highest in the composite areas of capital, asset quality, management, earnings, liquidity and sensitivity to market risk to maintain a ratio of “Tier 1” capital to “adjusted total assets” (equal to the bank’s average total assets as stated in its most recent quarterly Call Report filed with its primary federal banking regulator, minus end-of-quarter intangible assets that are deducted from Tier 1 capital) of not less than 4.00%.

For purposes of the capital requirements, “Tier 1” or “core” capital is defined to include common stockholders’ equity and certain noncumulative perpetual preferred stock and related surplus. “Tier 2” or “qualifying supplementary” capital is defined to include a bank’s allowance for loan and lease losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain “hybrid capital instruments” and certain term subordinated debt instruments. “Common Equity Tier 1” capital is defined as the sum of common stock instruments and related surplus net of treasury stock, retained earnings, accumulated other comprehensive income, and qualifying minority interests.

In addition to the capital requirements discussed above, banks are required to maintain a “capital conservation buffer” above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.

The capital conservation buffer is being phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019:

(i)	a common equity Tier 1 capital ratio of 7.0%;
(ii)	a Tier 1 capital ratio of 8.5%; and
(iii)	a total capital ratio of 10.5%.

Institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital levels fall below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Bank’s and the Corporation’s regulators have the power to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, this buffer is only applicable to “advanced approach banks” ( i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation and the Bank. The capital requirement rules, which were finalized in July 2013 implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that no longer qualify as Tier 1 capital, some of which are being phased out over time. However, small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

In addition, smaller banking institutions (less than $250 billion in consolidated assets) were granted an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The Corporation elected to opt-out, and indicated its election on the Call Report filed after January 1, 2015.

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

Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized:”

(i)	a new common equity Tier 1 capital ratio of 6.5%;
(ii)	a Tier 1 capital ratio of 8% (increased from 6%);
(iii)	a total capital ratio of 10% (unchanged from current rules); and
(iv)	a Tier 1 leverage ratio of 5% (increased from 4%).

An undercapitalized institution is required to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership. The Bank is currently regarded as “well capitalized” for regulatory capital purposes. See Note 26 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the Bank’s and Corporation’s regulatory capital ratios.

•	Gramm-Leach-Bliley Act

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

The GLB Act also contains a provision designed to protect the privacy of each consumer’s financial information in a financial institution. Pursuant to the requirements of the GLB Act, the Consumer Financial Protection Bureau has promulgated final regulations intended to better protect the privacy of a consumer’s financial information maintained in financial institutions. The regulations are designed to prevent financial institutions, such as the Bank, from disclosing a consumer’s nonpublic personal information to third parties that are not affiliated with the financial institution.

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

•	USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001, which was enacted in the wake of the September 11, 2001 attacks, includes provisions designed to combat international money laundering and advance the U.S. government’s war against terrorism. The USA PATRIOT Act and the regulations which implement it contain many obligations which must be satisfied by financial institutions, including the Bank. Those regulations impose obligations on financial institutions, such as the Bank, to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the financial institution.

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

With the 2016 U.S. presidential election resulting in a new President and a new political party controlling the Executive Branch of the Federal Government, the new administration may bring changes to the U.S. financial services industry that we cannot now predict. Public comments by President Donald J. Trump may suggest his intent to change policies and regulations that implement current federal law, including those implementing the Dodd-Frank Act. At this point we are unable to determine what impact the Trump Administration’s policy changes might have on the Corporation or the Bank.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)

The Dodd-Frank Act was passed by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010. It is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending the concept of “too big to fail” institutions by giving regulators the ability to liquidate large financial institutions. It is the broadest overhaul of the U.S. financial system since the Great Depression and the overall impact on the Corporation and its subsidiaries is a general increase in costs related to compliance with the Dodd-Frank Act.

The Dodd-Frank Act has significantly changed the current bank regulatory structure and will affect into the immediate future the lending and investment activities and general operations of depository institutions and their holding companies.

As discussed earlier, the Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital are restricted to capital instruments that are considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

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

The Dodd-Frank Act made many other changes in banking regulation. These include allowing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations. Effective October 1, 2011, the debit-card interchange fee was capped at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. The regulation only impacts banks with assets above $10.0 billion.

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

Although many of the provisions of the Dodd-Frank Act are currently effective, there remain some regulations yet to be implemented. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on the Corporation and the Bank. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us.

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

The Corporation’s performance and financial condition may be adversely affected by regional economic conditions and real estate values

The Bank’s loan and deposit activities are largely based in eastern Pennsylvania. As a result, the Corporation’s consolidated financial performance depends largely upon economic conditions in this eastern Pennsylvania region. This region experienced deteriorating local economic conditions during 2008 through 2011, and a resumption of this deterioration in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of our loans are secured by real property. If there is further decline in real estate values, the collateral for the Corporation’s loans will provide less security. As a result, the Corporation’s ability to recover on defaulted loans by selling the underlying real estate will be diminished, and the Bank will be more likely to suffer losses on defaulted loans.

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

If we fail to comply with legal standards, we could incur liability to our clients or lose clients, which could negatively affect our earnings.

Managing or servicing assets with reasonable prudence in accordance with the terms of governing documents and applicable laws is important to client satisfaction, which in turn is important to the earnings and growth of our investment businesses. Failure to comply with these standards, adequately manage these risks or manage the differing interests often involved in the exercise of fiduciary responsibilities could also result in liability.

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

Decreased residential mortgage origination, volume and pricing decisions of competitors could affect our net income.

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

Our mortgage servicing rights could become impaired, which may require us to take non-cash charges.

Because we retain the servicing rights on many loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights is heavily dependent on market interest rates and tends to increase with rising interest rates and decrease with falling interest rates. If we are required to record an impairment charge, it would adversely affect our business, financial condition and results of operations.

Declines in asset values may result in impairment charges and may adversely affect the value of the Company’s results of operations, financial condition and cash flows.

A majority of the Corporation’s investment portfolio is comprised of securities which are collateralized by residential mortgages. These residential mortgage-backed securities include securities of U.S. government agencies, U.S. government-sponsored entities, and private-label collateralized mortgage obligations. The Corporation’s securities portfolio also includes obligations of U.S. government-sponsored entities, obligations of states and political subdivisions thereof, and equity securities. The fair value of investments may be affected by factors other than the underlying performance of the issuer or composition of the obligations themselves, such as rating downgrades, adverse changes in the business climate and a lack of liquidity for resale of certain investment securities. Quarterly, the Corporation evaluates investments and other assets for impairment indicators in accordance with U.S. GAAP. A decline in the fair value of the securities in our investment portfolio could result in an other-than temporary impairment (“OTTI”) write-down that would reduce our earnings. Further, given the significant judgments involved, if we are incorrect in our assessment of OTTI, this error could have a material adverse effect on our results of operation, financial condition, and cash flows. If the Corporation incurs OTTI charges that result in its falling below the “well capitalized” regulatory requirement, it may need to raise additional capital.

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

The FASB’s recently adopted ASU 2016-13 will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

           In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan and lease losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for the Corporation for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

A return to recessionary conditions or a large and unexpected rise in interest rates could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in 2008 that followed a national home price peak in mid-2006, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and a return to higher unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. A large or unexpected rise in interest rates could materially impact consumer and business ability to repay, thus increasing our level of non performing loans and reducing demand for loans. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

The Corporation may need to raise additional capital in the future and such capital may not be available when needed or at all

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations and may need to raise additional capital in the future, whether in the form of debt or equity, to provide us with sufficient capital resources to meet our regulatory and business needs. We cannot assure you that such capital will be available to us on acceptable terms or at all. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial condition. If the Corporation is unable to generate sufficient additional capital though its earnings, or other sources, including sales of assets, it would be necessary to slow earning asset growth and or pass up possible acquisition opportunities, which may result in a reduction of future net income growth. Further, an inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

If sufficient wholesale funding to support earning-asset growth is unavailable, the Corporation’s net income may decrease

The Corporation recognizes the need to grow both wholesale and non-wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been funded with various forms of wholesale funding which is defined as wholesale deposits (primarily certificates of deposit) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2016 represented approximately 18.0% of total funding compared to 17.9% at December 31, 2015 and 21.5% at December 31, 2014. Wholesale funding is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

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

The capital and credit markets are volatile and could cause the price of our stock to fluctuate

The capital and credit markets periodically experience volatility. In some cases, the markets may produce downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. Market volatility may result in a material adverse effect on our business, financial condition and results of operations and/or our ability to access capital. Several factors could cause the market price for our common stock to fluctuate substantially in the future, including without limitation:

•	announcements of developments related to our business, any of our competitors or the financial services industry in general;

•	fluctuations in our results of operations;

•	sales of substantial amounts of our securities into the marketplace;

•	general conditions in our markets or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections;

•	our announcement of new acquisitions or other projects; and

•	compliance with regulatory changes.

Any failure of the Corporation and the Bank to comply with federal and state regulatory requirements could adversely affect our business.

The Corporation and the Bank are supervised by the Federal Reserve Bank, the Pennsylvania Department of Banking and Securities and the State of Delaware. Accordingly, the Corporation, the Bank and our subsidiaries are subject to extensive federal and state legislation, regulation and supervision that govern almost all aspects of our business operations, which are primarily designed to protect consumers, depositors and the government's deposit insurance funds, and to accomplish other governmental policy objectives such as combating terrorism. That regulatory framework is not designed to protect shareholders. We are required to comply with a variety of laws and regulations, including the Bank Secrecy Act, the USA PATRIOT Act, the Gramm Leach Bliley Act, the Equal Credit Opportunity Act, real estate-secured consumer lending regulations (such as Truth-in-Lending), Real Estate Settlement Procedures Act regulations, and licensing and registration requirements for mortgage originators. Recent and potential future changes in laws and regulations, escalating regulatory expectations and heightened regulatory attention to mortgage and foreclosure-related activities and exposures and other business practices require that we devote substantial management attention and resources to regulatory compliance. While the Corporation has policies and procedures designed to ensure compliance with regulatory requirements, there is risk that the Corporation and the Bank may be determined not to have complied with applicable requirements. Any failure by the Corporation or the Bank to comply with these requirements, even if such failure was unintentional or inadvertent, could result in adverse action to be taken by regulators, including through formal or informal supervisory enforcement actions, and could result in the assessment of fines and penalties. In some circumstances, additional negative consequences also may result from regulatory action, including restrictions on the Corporation’s business activities, acquisitions and other growth initiatives. The occurrence of one or more of these events may have a material adverse effect on our business and reputation.

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

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The potential reach of the CFPB’s broad rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

Governmental discretionary policies may impact the operations and earnings of the Corporation and its Subsidiaries

The operations of the Corporation and its subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future.

            With the 2016 U.S. presidential election resulting in a new President and a new political party controlling the Executive Branch of the Federal Government, the new administration may bring changes to the U.S. financial services industry that we cannot now predict. Public comments by President Donald J. Trump may suggest his intent to change policies and regulations that implement current federal law, including those implementing the Dodd-Frank Act. At this point we are unable to determine what impact the Trump Administration’s policy changes might have on the Corporation or its subsidiaries.

Potential losses incurred in connection with possible repurchases and indemnification payments related to mortgages that we have sold into the secondary market may require us to increase our financial statement reserves in the future.

We engage in the origination and sale of residential mortgages into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan. While we believe our mortgage lending practices and standards to be adequate, we have settled a small number of claims we consider to be immaterial; however we may receive requests in the future, which could be material in volume. If that were to happen, we could incur losses in connection with loan repurchases and indemnification claims, and any such losses might exceed our financial statement reserves, requiring us to increase such reserves. In that event, any losses we might have to recognize and any increases we might have to make to our reserves could have a material adverse effect on our business, financial position, liquidity, results of operations or cash flows.

Our ability to realize our deferred tax asset may be reduced, which may adversely impact results of operations

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, the Corporation may incur a charge to earnings. The value of our deferred tax asset is directly related to effective income tax rates in effect at the time of uses. With the recent changes in Congress and the White House, there is a likelihood that corporate income tax rates will be reduced. This would cause a write-down of our deferred tax asset resulting in a charge to earnings.

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

Technological systems failures, interruptions and security breaches could negatively impact our operations and reputation

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

Failure to meet customer expectations for technology-driven products and services could reduce demand for bank and wealth services

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could significantly reduce the number of new wealth and bank customers resulting in a material adverse impact on our business and therefore on our financial condition and results of operations.

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

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. The Corporation diligently reviews and updates its internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, results of operations and financial condition.

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

The financial services industry is very competitive, especially in the Corporation’s market area, and such competition could affect our operating results

The Corporation faces competition in attracting and retaining deposits, making loans, and providing other financial services such as trust and investment management services throughout the Corporation’s market area. The Corporation’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, registered investment advisors, financial planning firms, leasing companies, government-sponsored enterprises, on-line banking enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than the Corporation. This is especially evident in regards to advertising and public relations spending. For a more complete discussion of our competitive environment, see “Business—Competition” in Item 1 above. If the Corporation is unable to compete effectively, the Corporation may lose market share and income from deposits, loans, and other products may be reduced.

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

The Corporation is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Corporation’s operations and prospects.

The Corporation currently depends on the services of a number of key management personnel. The loss of key personnel could materially and adversely affect the results of operations and financial condition. The Corporation’s success also depends in part on the ability to attract and retain additional qualified management personnel. Competition for such personnel is strong and the Corporation may not be successful in attracting or retaining the personnel it requires.

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

As of December 31, 2016, the Corporation owns or leases 25 full-service branch locations, eight limited-hour retirement community branches, one limited-service branch location, five wealth management offices, one insurance agency and six other office properties which serve as administrative offices.

The following table details the Corporation’s properties and deposits as of December 31, 2016:

Property Address	Owned/Leased	Total Deposits as of December 31, 2016 (dollars in thousands)

Full Service Branches (Banking Segment):

801 Lancaster Ave., Bryn Mawr, PA 19010*	Owned	$864,074

50 W. Lancaster Ave., Ardmore, PA 19003	Leased	120,853

5000 Pennell Rd., Aston, PA 19014	Leased	21,834

135 E. City Avenue, Bala Cynwyd, PA 19004	Leased	36,408

599 Skippack Pk., Blue Bell, PA 19422	Leased	103,641

3218 Edgemont Ave., Brookhaven, PA 19015	Owned	69,294

US Rts. 1 and 100, Chadds Ford, PA 19317	Leased	42,227

23 E. Fifth St., Chester, PA 19013	Leased	19,317

31 Baltimore Pk., Chester Heights, PA 19017	Leased	76,328

528 Fayette St., Conshohocken, PA 19428	Leased	99,203

113 W. Germantown Pk., East Norriton, PA 19401	Leased	58,007

237 N. Pottstown Pk., Exton, PA 19341	Leased	95,723

18 W. Eagle Rd., Havertown, PA 19083	Owned	104,000

106 E. Street Rd., Kennett Square, PA 19348	Leased	33,128

197 E. DeKalb Pk., King of Prussia, PA 19406	Leased	69,299

33 W. Ridge Pk., Limerick, PA 19468	Leased	28,161

22 W. State St., Media, PA 19063	Owned	69,467

3601 West Chester Pk., Newtown Square, PA 19073	Leased	76,455

39 W. Lancaster Ave., Paoli, PA 19301	Owned	119,477

7133 Ridge Ave., Philadelphia, PA 19128	Leased	51,294

330 Dartmouth Ave., Swarthmore, PA 19081	Owned	51,975

330 E. Lancaster Ave., Wayne, PA 19087	Owned	131,645

849 Paoli Pk., West Chester, PA 19380	Leased	55,549

436 Egypt Rd., West Norriton, PA 19428	Leased	52,224

1000 Rocky Run Parkway, Wilmington, DE 19803	Leased	72,068

Life Care Community Offices (Banking Segment):

10000 Shannondell Dr., Audubon, PA 19403	Leased	25,114

404 Cheswick Pl., Bryn Mawr, PA 19010	Leased	2,819

601 N. Ithan Ave., Bryn Mawr, PA 19010	Leased	5,374

1400 Waverly Rd, Gladwyne, PA 19035	Leased	4,169

3300 Darby Rd., Haverford, PA 19041	Leased	6,804

11 Martins Run, Media, PA 19063	Leased	2,899

535 Gradyville Rd., Newtown Square, PA 19073	Leased	9,136

1615 E. Boot Rd., West Chester, PA 19380	Leased	1,709

Total Deposits:		$2,579,675

Other Administrative Offices (Banking and Wealth Management Segments)

2, 6 S. Bryn Mawr Ave., Bryn Mawr, PA 19010	Leased	Not applicable

10 S. Bryn Mawr Ave., Bryn Mawr, PA 19010***	Owned	Not applicable

4093 W. Lincoln Hwy., Exton, PA 19341**	Leased	Not applicable

16 Campus Blvd., Newtown Square, PA 19073**	Leased	Not applicable

322 E. Lancaster Ave., Wayne, PA 19087	Owned	Not applicable

1 West Chocolate Avenue, Hershey, PA 17033***	Leased	Not applicable

20 Montchanin Rd, Suite 185 Greenville, DE 19807**	Leased	Not applicable

620 W. Germantown Pk, Plymouth Mtg, PA 19462**	Leased	Not applicable

20 North Waterloo Rd, Devon PA 19380***	Leased	Not applicable

Powers Craft Parker & Beard Inc., 15 Garrett Ave, Rosemont, PA 19010****	Leased	Not applicable

Subsidiary Offices (Wealth Management Segment):

Lau Associates - 20 Montchanin Rd, Suite 110, Greenville, DE 19087	Leased	Not applicable

BMTC-DE - 20 Montchanin Rd, Suite 100 Greenville, DE 19807	Leased	Not applicable

    *   Corporate headquarters and executive offices

**    Lending office

*** Wealth Management office

**** Insurance Agency

ITEM 3.	LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to their businesses.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

 PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the NASDAQ Stock Market under the symbol BMTC. As of March 2, 2017 there were 582 holders of record of the Corporation’s common stock.

The following table sets forth the range of high and low sales prices for the common stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

	2016			2015
	High	Low	Dividend Declared	High	Low	Dividend Declared
1st Quarter	$29.06	$24.17	$0.20	$31.42	$28.50	$0.19
2nd Quarter	$30.32	$24.95	$0.20	$31.77	$28.52	$0.19
3rd Quarter	$32.45	$28.34	$0.21	$31.48	$27.95	$0.20
4th Quarter	$42.15	$30.40	$0.21	$31.32	$27.85	$0.20

The information regarding dividend restrictions is set forth in Note 25 – “Dividend Restrictions” in the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

•	Comparison of Cumulative Total Return Chart

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2016, with (1) the Total Return of the NASDAQ Community Bank Index; (2) the Total Return of the NASDAQ Market Index; (3) the Total Return of the SNL Bank and Thrift Index; and (4) the Total Return of the SNL Mid-Atlantic Bank Index. This comparison assumes $100.00 was invested on December 31, 2011, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Return Summary

	As of December 31,

	2011	2012	2013	2014	2015	2016

Bryn Mawr Bank Corporation	$100.00	$117.74	$163.98	$174.46	$164.40	$248.25

NASDAQ Community Bank Index	$100.00	$117.71	$166.78	$174.55	$191.21	$265.34

NASDAQ Market Index	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89

SNL Bank and Thrift	$100.00	$134.28	$183.86	$205.25	$209.39	$264.35

SNL Mid-Atlantic Bank	$100.00	$133.96	$180.57	$196.72	$204.10	$259.43

•	Equity Compensation Plan Information

The information set forth under the caption “Equity Plan Compensation Information” in the 2017 Proxy Statement is incorporated by reference herein. Additionally, equity compensation plan information is incorporated by reference to Item 12 of this Annual Report on Form 10-K. Additional information regarding the Corporation’s equity compensation plans can be found at Note 19 – “Stock Based Compensation” in the accompanying Notes to Consolidated Financial Statements found in this Annual Report on Form 10-K.

•	Issuer Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2016:

Shares Repurchased in the 4th Quarter of 2016

Period:			TotalNumber of Shares Purchased		AveragePrice Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs(1)
Oct. 1, 2016	–	Oct. 31, 2016	1,147	(2)(3)	$31.54	—	189,300
Nov. 1, 2016	–	Nov. 30, 2016	—		—	—	189,300
Dec. 1, 2016	–	Dec. 31, 2016	448	(3)	$42.06	—	189,300
Total			1,595		$34.50	—	189,300

(1)

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. During the three months ended September 30, 2016, no repurchases occurred under the 2015 Program. As of December 31, 2016, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300.

(2)	On October 5, 2016, 610 shares were purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation.
(3)	On October 4, 2016 and December 29, 2016, 537 shares and 448 shares, respectively, were purchased by the Corporation’s deferred compensation plans through open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

Earnings	As of or for the Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012

Interest income	$116,991	$108,542	$82,906	$78,417	$73,323
Interest expense	10,755	8,415	6,078	5,427	8,588

Net interest income	106,236	100,127	76,828	72,990	64,735
Provision for loan and lease losses	4,326	4,396	884	3,575	4,003

Net interest income after provision for loan and lease losses	101,910	95,731	75,944	69,415	60,732
Non-interest income	54,039	55,960	48,322	48,355	46,386
Non-interest expense	101,745	125,765	81,418	80,740	74,901

Income before income taxes	54,204	25,926	42,848	37,030	32,217
Income taxes	18,168	9,172	15,005	12,586	11,070

Net Income	$36,036	$16,754	$27,843	$24,444	$21,147

Per Share Data
Weighted-average shares outstanding	16,859,623	17,488,325	13,566,239	13,311,215	13,090,110
Dilutive potential Common Stock	168,499	267,966	294,801	260,395	151,736

Adjusted weighted-average shares	17,028,122	17,756,291	13,861,040	13,571,610	13,241,846
Earnings per common share:
Basic	$2.14	$0.96	$2.05	$1.84	$1.62
Diluted	$2.12	$0.94	$2.01	$1.80	$1.60

Dividends declared	$0.82	$0.78	$0.74	$0.69	$0.64
Dividends declared per share to net income per basic common share	38.3%	81.3%	36.1%	37.5%	39.5%
Shares outstanding at year end	16,939,715	17,071,523	13,769,336	13,650,354	13,412,690
Book value per share	$22.50	$21.42	$17.83	$16.84	$15.18
Tangible book value per share	$15.11	$13.89	$13.59	$13.02	$11.08

Profitability Ratios
Tax-equivalent net interest margin	3.76%	3.75%	3.93%	3.98%	3.85%
Return on average assets	1.16%	0.57%	1.32%	1.23%	1.15%
Return on average equity	9.75%	4.49%	11.56%	11.53%	10.91%
Non-interest expense to net interest income and non-interest income	63.5%	80.6%	65.1%	66.5%	67.4%
Non-interest income to net interest income and non-interest income	33.7%	35.9%	38.6%	39.9%	41.7%
Average equity to average total assets	11.90%	12.68%	11.38%	10.63%	10.58%

Financial Condition

Total assets	$3,421,530	$3,030,997	$2,246,506	$2,061,665	$2,035,885
Total liabilities	3,040,403	2,665,286	2,001,032	1,831,767	1,832,321
Total shareholders’ equity	381,127	365,711	245,474	229,898	203,564
Interest-earning assets	3,153,015	2,755,506	2,092,164	1,905,398	1,879,412
Portfolio loans and leases	2,535,425	2,268,988	1,652,257	1,547,185	1,398,456
Investment securities	573,763	352,916	233,473	289,245	318,061
Goodwill	104,765	104,765	35,502	32,843	32,897
Intangible assets	20,405	23,903	22,998	19,365	21,998
Deposits	2,579,675	2,252,725	1,688,028	1,591,347	1,634,682
Borrowings	423,425	378,509	283,970	216,535	170,718
Wealth assets under management, administration, supervision and brokerage	11,328,457	8,364,805	7,699,908	7,268,273	6,663,212

Capital Ratios
Ratio of tangible common equity to tangible assets	7.76%	8.17%	8.55%	8.84%	7.50%
Tier 1 capital to risk weighted assets	10.51%	10.72%	12.00%	11.57%	11.02%
Total regulatory capital to risk weighted assets	12.35%	12.61%	12.87%	12.55%	12.02%

Asset quality
Allowance as a percentage of portfolio loans and leases	0.69%	0.70%	0.88%	1.00%	1.03%
Non-performing loans and leases as a % of portfolio loans and leases	0.33%	0.45%	0.61%	0.68%	1.06%

Information related to accounting changes may be found under the caption “New Accounting Pronouncements” at Note 1-X in the accompanying Notes to Consolidated Financial Statements found in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 25 full-service branches, eight limited-hour retirement community offices, one limited-service branch, five wealth management offices and a full-service insurance agency located throughout Montgomery, Delaware, Chester, Dauphin and Philadelphia counties in Pennsylvania and New Castle county in Delaware. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

Since January 1, 2010, the Corporation and Bank completed the following seven acquisitions:

●	Robert J. McAllister Agency, Inc. (“RJM”) – April 1, 2015

●	Continental Bank Holdings, Inc. (“CBH”) – January 1, 2015 (the “CBH Merger”)

●	Powers Craft Parker and Beard, Inc. (“PCPB”) – October 1, 2014

●	First Bank of Delaware (“FBD”) – November 17, 2012

●	Davidson Trust Company (“DTC”) – May 15, 2012

●	The Private Wealth Management Group of the Hershey Trust Company (“PWMG”) – May 11, 2011

●	First Keystone Financial, Inc. (“FKB”) – July 1, 2010

In addition, on January 30, 2017, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Royal Bancshares of Pennsylvania, Inc. (“RBPI”), parent company of Royal Bank America (“RBA”), in a transaction with an aggregate value of $127.7 million (the “Acquisition”). In connection with the Acquisition, RBPI will merge with and into the Corporation and RBA will merge with and into the Bank. The Acquisition, which is expected to add approximately $602 million in loans and $630 million in deposits (based on unaudited December 31, 2016 financial information), strengthens the Corporation’s position as the largest community bank in Philadelphia’s western suburbs and, based on deposits, ranks it as the eighth largest community bank headquartered in Pennsylvania. The Acquisition, which will expand the Corporation's distribution network by providing entry into the new markets of New Jersey and Berks County, Pennsylvania, and a new physical presence in Philadelphia County, Pennsylvania is expected to close during the third quarter of 2017.

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

The Allowance for Loan and Lease Losses (the “Allowance”)

The Allowance involves a higher degree of judgment and complexity than other significant accounting policies. The Allowance is estimated with the objective of maintaining a reserve level believed by the Corporation to be sufficient to absorb estimated credit losses present in the loan portfolio as of the reporting date. The Corporation’s determination of the adequacy of the allowance is based on frequent evaluations of the loan and lease portfolio and other relevant factors. Consideration is given to a variety of factors in establishing the estimate. Quantitative factors in the form of historical charge-off history by portfolio segment are considered. In connection with these quantitative factors, management establishes what it deems to be an adequate look-back period (“LBP”) for the charge-off history. As of December 31, 2016, the Corporation utilized a five-year LBP, which it believes adequately captures the trends in charge-offs. In addition, management develops an estimate of a loss emergence period (“LEP”) for each segment of the loan portfolio. The LEP estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan. As of December 31, 2016, the Corporation utilized a two-year LEP for its commercial loan segments and a one-year LEP for its consumer loan segments based on analyses of actual charge-offs tracked back in time to the triggering event for the eventual loss. In addition, various qualitative factors are considered, including specific terms and conditions of loans and leases, underwriting standards, delinquency statistics, industry concentration, overall exposure to a single customer, adequacy of collateral, the dependence on collateral, and results of internal loan review, including a borrower’s perceived financial and management strengths, the amounts and timing of the present value of future cash flows, and the access to additional funds. It should be noted that this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amounts and timing of expected cash flows on impaired loans and leases, the value of collateral, estimated losses on consumer loans and residential mortgages and the relevance of historical loss experience. The process also considers economic conditions and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from the Corporation’s estimates, additional provision for loan and lease losses (the “Provision”) may be required that would adversely impact earnings in future periods. See the section of this document titled Asset Quality and Analysis of Credit Risk for additional information.

Fair Value Measurement of Investment Securities Available-for-Sale and Assessment for Impairment of Certain Investment Securities

The Corporation may designate its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment for changes in the fair market values of investment securities in the Corporation’s financial statements that are otherwise identical. Should evidence emerge which indicates that management’s intent or ability to maintain the securities as originally designated is not supported, reclassifications among the three designations may be necessary and, as a result, may require adjustments to the Corporation’s financial statements. As of December 31, 2016, the Corporation’s investment portfolio was primarily comprised of investment securities classified as available for sale.

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been recorded on the books of the Corporation in connection with its acquisitions. The Corporation completes a goodwill impairment analysis at least on an annual basis, or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an annual impairment test for other intangible assets, or more often, if events and circumstances indicate a possible impairment. During 2016, the Corporation made a voluntary change in the method of applying an accounting principle related to the timing of the annual goodwill impairment assessment from December 31st to October 31st. Management made this decision based on the time-intensive nature of the goodwill impairment assessment. Management does not consider this change in impairment testing date to be a material change in application of an accounting principle. There was no goodwill impairment recorded during the twelve month periods ended December 31, 2016, 2015 or 2014. During the twelve months ended December 31, 2015, impairment of $387 thousand was recorded related to a favorable lease asset that had been recorded in connection with the CBH Merger. Subsequent to the CBH Merger, a decision was made to terminate the lease of the former CBH headquarters, which resulted in the favorable lease asset impairment charge. There was no impairment of identifiable intangible assets during the twelve month periods ended December 31, 2016 or 2015. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other significant accounting policies are presented in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. The Corporation’s accounting policies have not substantively changed any aspect of its overall approach in the application of the foregoing policies.

Overview of General Economic, Regulatory and Governmental Environment

Real GDP for the fourth quarter of 2016 indicated a quarter-over-quarter increase of 1.9%, below the 2.2% consensus forecast and showed a deceleration from the robust 3.5% pace of the third quarter of 2016. For the full year of 2016, Real GDP grew at a 1.6% pace, down from the 2015 growth rate of 2.6%. One clear area of GDP strength has been that of consumer, where strong spending and confidence data have been largely supported by job growth and an improving wage growth picture. Measures of consumer confidence are reaching levels not seen in more than 10 years. The Conference Board Consumer Confidence Index had jumped to 113.3 in December 2016, a 15-year high, before retreating modestly in January to 111.8.

The Federal Open Market Committee met on January 26-27, 2017 leaving short term interest rates unchanged. The Committee’s statement included the following: “The stance of monetary policy remains accommodative, thereby supporting further improvement in labor market conditions and a return to 2 percent inflation.”

The focus of attention has now moved from the presidential and congressional elections that took place in November 2016, to implementation expectations for fiscal stimulus measures and regulatory relief.

We acknowledge that there are plenty of geopolitical risks present that could alter the economic landscape as we progress through 2017. That said, a combination of lower taxes, less regulation, and increased infrastructure spending could stimulate economic growth and prolong this economic expansion, which is long by historic standards.

Executive Overview

The following Executive Overview provides a summary-level review of the results of operation for 2016 compared to 2015 and 2015 compared to 2014 as well as a comparison of the December 31, 2016 balance sheet as compared to the December 31, 2015 balance sheet. More detailed information regarding these comparisons can be found in the sections that follow.

2016 Compared to 2015

Income Statement

The Corporation reported net income of $36.0 million or $2.12 diluted earnings per share for the twelve months ended December 31, 2016, as compared to $16.8 million, or $0.94 diluted earnings per share, for the same period in 2015. Return on average equity ("ROE") and return on average assets ("ROA") for the twelve months ended December 31, 2016, were 9.75% and 1.16%, respectively, as compared to 4.49% and 0.57%, respectively, for the same period in 2015. The increase in net income for the twelve months ended December 31, 2016, as compared to the same period in 2015, was largely related to the $17.4 million pre-tax loss on the settlement of the corporate pension plan, which was recorded for the twelve months ended December 31, 2015. In addition to the absence of the pension settlement charge, net interest income for the twelve months ended December 31, 2016 increased by $6.1 million and due diligence, merger-related and merger integration expenses decreased by $6.7 million from the same period in 2015.

The $6.2 million increase in the Corporation’s tax-equivalent net interest income for the twelve months ended December 31, 2016, as compared to the same period in 2015, was related to a $268.8 million increase in average loans offset by a $117.8 million decrease in interest-earning deposits with other banks. This redeployment of low-yielding cash on deposit with other banks to higher yielding loans resulted in an $8.2 million increase in tax-equivalent interest income. The tax-equivalent yield earned on loans for the twelve months ended December 31, 2016 was 4.57%, while the tax-equivalent yield earned on interest-earning deposits with other banks was only 0.39%. Partially offsetting the increase in average loans, average interest-bearing deposits increased by $86.4 million, accompanied by an 8 basis point increase in rate paid on deposits. Average long-term Federal Home Loan Bank (“FHLB”) advances and other borrowings decreased by $29.0 million between the twelve month periods ended December 31, 2015 and 2016 as the inflow of deposits during 2016 alleviated the need to increase borrowings to support loan growth.

For the twelve months ended December 31, 2016, the Provision of $4.3 million was virtually unchanged from the $4.4 million recorded for the same period in 2015. Net loan and lease charge offs for the twelve months ended December 31, 2016 totaled $2.7 million, a decrease of $428 thousand from the same period in 2015.

Non-interest income for the twelve months ended December 31, 2016 was $54.0 million, a $1.9 million decrease from the same period in 2015. Decreases of $1.0 million in gain on sale of available for sale investment securities, $319 thousand in dividends on FHLB and Federal Reserve Bank (“FRB”) stocks and $204 thousand in fees for wealth management services were the primary contributors to this decrease.

Non-interest expense for the twelve months ended December 31, 2016, was $101.7 million, a decrease of $24.0 million, as compared to the same period in 2015. The primary causes of this decrease were the absences of the $17.4 million loss on settlement of the corporate pension and the $6.7 million in due diligence, merger-related and merger integration costs recorded in 2015. Partially offsetting these improvements were increases of $2.8 million and $679 thousand in salaries and wages and furniture, fixtures and equipment, respectively.

Balance Sheet

Asset quality as of December 31, 2016 is stable, with nonperforming loans and leases comprising 0.33% of portfolio loans as compared to 0.45% of portfolio loans as of December 31, 2015. The Allowance of $17.5 million was 0.69% of portfolio loans and leases as of December 31, 2016, as compared to $15.9 million, or 0.70% of portfolio loans and leases, at December 31, 2015. The relatively unchanged level of Allowance reflects the continued strength of credit quality in the loan portfolio.

Total portfolio loans and leases of $2.54 billion as of December 31, 2016 increased $266.4 million, or 11.7%, from $2.27 billion as of December 31, 2015.

The Corporation’s available for sale investment portfolio as of December 31, 2016 had a fair value of $567.0 million, as compared to $349.0 million at December 31, 2015. Largely responsible for the increase was the purchase, in December 2016, of $200 million of short-term treasury bills.

Deposits of $2.58 billion, as of December 31, 2016, increased $327.0 million from December 31, 2015. One third of the increase in deposits was in the non-interest-bearing segment of the portfolio.

Wealth Assets

Wealth assets under management, administration, supervision and brokerage increased to $11.33 billion as of December 31, 2016, an increase of $2.96 billion from $8.36 billion as of December 31, 2015. A significant portion of the increase was in flat- or fixed-fee accounts.

2015 Compared to 2014

Income Statement

It should be noted that much of the increase in income and expense for the twelve months ended December 31, 2015, as compared to the same period in 2014 was the result of the CBH Merger, which initially increased interest-earning assets by $617.4 million, interest-bearing liabilities by $516.2 million, and added ten new branch locations.

The Corporation reported net income of $16.8 million or $0.94 diluted earnings per share for the twelve months ended December 31, 2015, as compared to $27.8 million, or $2.01 diluted earnings per share, for the same period in 2014. ROE and ROA for the twelve months ended December 31, 2015, were 4.49% and 0.57%, respectively, as compared to 11.56% and 1.32%, respectively, for the same period in 2014. The decrease in net income for the twelve months ended December 31, 2015, as compared to the same period in 2014 was a direct result of the $17.4 million pre-tax loss on the settlement of the pension plan. In addition to the loss on the pension plan settlement, there were increases in net interest income, non-interest income and non-interest expense which were all largely related to the CBH Merger.

The $23.4 million, or 30.3%, increase in the Corporation’s tax-equivalent net interest income for the twelve months ended December 31, 2015, as compared to the same period in 2014, was attributed to the $424.2 million of portfolio loans acquired in the CBH Merger, in addition to the $192.5 million of organic loan growth experienced during 2015. Average loans increased by $551.4 million for the twelve months ended December 31, 2015, as compared to the same period in 2014. Partially offsetting this increase in average loans, average interest-bearing deposits increased by $453.0 million, related to the $387.8 million of interest-bearing deposits assumed in the CBH Merger. In addition, combined average short-term and long-term borrowings increased by $47.7 million and average subordinated notes, which were originated in August 2015, increased $12.0 million for the twelve months ended December 31, 2015 as compared to the same period in 2014. The tax-equivalent yield on interest-earning assets decreased 17 basis points, while the tax equivalent rate paid on interest-bearing liabilities remained unchanged for the twelve months ended December 31, 2015 as compared to the same period in 2014.

For the twelve months ended December 31, 2015, the Provision of $4.4 million was an increase of $3.5 million from the $884 thousand for the same period in 2014. Net loan and lease charge offs for the twelve months ended December 31, 2015 totaled $3.1 million, an increase of $1.3 million from the same period in 2014.

Non-interest income for the twelve months ended December 31, 2015 was $56.0 million, a $7.6 million increase from the same period in 2014. Increases of $2.6 million in wealth management revenue, $1.3 million in gain on sale of loans, $1.8 million in other operating income and $767 thousand in dividends on FHLB and FRB stocks contributed to the increase.

Non-interest expense for the twelve months ended December 31, 2015, was $125.8 million, an increase of $44.3 million, as compared to the same period in 2014. Largely contributing to the increase was the $17.4 million loss on settlement of the pension plan, a $4.3 million increase in due diligence, merger-related and merger integration costs as well as increases in nearly all other expense lines as a result of the increased staffing and facilities added in the CBH Merger.

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

Net Interest Income

Rate/Volume Analyses (Tax-equivalent Basis)*

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the years 2016 as compared to 2015, and 2015 as compared to 2014, allocated by rate and volume. The change in interest income / expense due to both volume and rate has been allocated to changes in volume.

	Year Ended December 31,
(dollars in thousands)	2016 Compared to 2015			2015 Compared to 2014
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$(300)	$59	$(241)	$183	$33	$216
Investment securities - taxable	213	373	586	1,324	107	1,431
Investment securities –nontaxable	(19)	20	1	76	71	147
Loans and leases	12,636	(4,418)	8,218	27,151	(3,225)	23,926
Total interest income	12,530	(3,966)	8,564	28,734	(3,014)	25,720
Interest expense:
Savings, NOW and market rate accounts	167	—	167	427	216	643
Wholesale deposits	192	276	468	198	(53)	145
Retail time deposits	48	938	986	604	(78)	526
Borrowed funds – short-term	1	44	45	24	7	31
Borrowed funds – long-term	(404)	203	(201)	391	—	391
Subordinated notes	864	11	875	601	—	601
Total interest expense	868	1,472	2,340	2,245	92	2,337
Interest differential	$11,662	$(5,438)	$6,224	$26,489	$(3,106)	$23,383

* The tax rate used in the calculation of the tax-equivalent income is 35%.

Analysis of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with tax-equivalent interest income and expense and key rates and yields:

	For the Year Ended December 31,
	2016			2015			2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$43,214	$168	0.39%	$161,032	$409	0.25%	$83,163	$193	0.23%
Investment securities - available for sale:
Taxable	329,161	5,784	1.76%	315,741	5,124	1.62%	233,054	3,740	1.60%
Tax –Exempt	38,173	742	1.94%	39,200	741	1.89%	34,689	594	1.71%
Total investment securities – available for sale	367,334	6,526	1.78%	354,941	5,865	1.65%	267,743	4,334	1.62%
Investment securities – held to maturity	2,060	4	0.19%	—	—	—	—	—	—
Investment securities – trading	3,740	2	0.05%	3,881	80	2.06%	3,591	33	0.92%
Loans and leases(1)(2)(3)	2,429,416	110,925	4.57%	2,160,628	102,707	4.75%	1,609,220	78,781	4.90%
Total interest-earning assets	2,845,764	117,625	4.13%	2,680,482	109,061	4.07%	1,963,717	83,341	4.24%
Cash and due from banks	16,317			17,615			12,730
Allowance for loan and lease losses	(17,159)			(15,099)			(15,836)
Other assets	260,728			259,515			154,871
Total assets	$3,105,650			$2,942,513			$2,115,482
Liabilities:
Savings, NOW, and market rate accounts	$1,292,228	$2,485	0.19%	$1,249,567	$2,318	0.19%	$958,129	1,675	0.17%
Wholesale deposits	163,724	1,240	0.76%	130,773	772	0.59%	99,059	627	0.63%
Time deposits	266,772	2,108	0.79%	255,961	1,122	0.44%	126,097	596	0.47%
Total interest-bearing deposits	1,722,724	5,833	0.34%	1,636,301	4,212	0.26%	1,183,285	2,898	0.24%
Short-term borrowings	37,041	93	0.25%	36,010	48	0.13%	15,960	17	0.11%
FHLB advances and other borrowings	225,815	3,353	1.48%	254,828	3,554	1.39%	227,137	3,163	1.39%
Subordinated notes	29,503	1,476	5.00%	12,013	601	5.00%	—	—
Total interest-bearing liabilities	2,015,083	10,755	0.53%	1,939,152	8,415	0.43%	1,426,382	6,078	0.43%
Non-interest-bearing deposits	687,134			594,122			426,274
Other liabilities	33,904			36,151			22,048
Total non-interest-bearing liabilities	721,038			630,273			448,322
Total liabilities	2,736,121			2,569,425			1,874,704
Shareholders’ equity	369,529			373,088			240,778
Total liabilities and shareholders’ equity	$3,105,650			$2,942,513			$2,115,482
Net interest spread			3.60%			3.64%			3.81%
Effect of non-interest-bearing sources			0.16%			0.11%			0.12%
Net interest income/margin on earning assets		$106,870	3.76%		$100,646	3.75%		$77,263	3.93%
Tax-equivalent adjustment (tax rate 35%)		$634	0.02%		$519	0.02%		$435	0.02%
(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)	Includes portfolio loans and leases and loans held for sale.
(3)	Interest on loans and leases includes deferred fees of $522, $424 and $248 for the years ended December 31, 2016, 2015 and 2014, respectively.

Tax-Equivalent Net Interest Income and Margin – 2016 Compared to 2015

The tax-equivalent net interest margin increased 1 basis point to 3.76% for the twelve months ended December 31, 2016, as compared to 3.75%, for the same period in 2015. The effect on interest income of the $268.8 million increase in average loans between periods was partially offset by an 18 basis point decrease in tax-equivalent yield earned on loans and leases between periods. On the liability side, the $86.4 million increase in average interest-bearing deposits, accompanied by an 8 basis point increase in rate paid on deposits and the $29.0 million decrease in long-term FHLB advances and other borrowings whose rate paid increased by 9 basis points, combined to offset the margin improvement from the asset growth.

Tax-equivalent net interest income for the twelve months ended December 31, 2016 of $106.9 million, was $6.2 million higher than the tax-equivalent net interest income of $100.6 million for the same period in 2015. The primary driver for the increase in tax-equivalent net interest income was the volume increase in average loans and leases, partially offset by a yield decrease, which added $8.2 million in interest income. The impact of this loan growth was partially offset by a volume increase and an increase in rate paid for interest-bearing deposits, which decreased tax-equivalent net interest income by $1.6 million.

Tax-Equivalent Net Interest Income and Margin - 2015 Compared to 2014

The tax-equivalent net interest margin decreased 18 basis points to 3.75% for the twelve months ended December 31, 2015, as compared to 3.93%, for the same period in 2014. Largely contributing to the decline was the 15 basis point decrease in yield on loans and leases for 2015 as compared to 2014. Although the loans acquired in the CBH Merger contributed to the margin through the accretion of their loan marks, the lower-interest-rate environment in 2015 resulted in new loan volume being originated at lower yields than the yields in the portfolio as of December 31, 2014. The decrease in tax-equivalent yield on loans was partially offset by a 3 basis point increase in yield on available for sale investment securities. On the liability side, the 4.75% fixed-to-floating rate subordinated notes issued in August 2015 affected the tax-equivalent yield for 2015. The average balance of subordinated notes for the twelve months ended December 31, 2015 totaled $12.0 million at a rate of 5.00%. Also driving the tax equivalent yield down, to a lesser extent, the rate paid on interest-bearing deposits increased by 2 basis points, while rates paid on borrowings remained unchanged from 2014 to 2015.

Tax-equivalent net interest income for the twelve months ended December 31, 2015 of $100.6 million, was $23.4 million, or 30.3%, higher than the tax-equivalent net interest income of $77.3 million for the same period in 2014. The primary driver for the increase in tax-equivalent net interest income was the volume of interest-earning assets and interest-bearing liabilities added in CBH Merger. The CBH Merger added $424.2 million of portfolio loans, while organic loan growth contributed another $192.5 million of portfolio loans. The average balance of loans increased by $551.4 million for the twelve months ended December 31, 2015, as compared to the same period in 2014. Interest-bearing deposits assumed in the CBH Merger totaled $387.8 million. Average interest-bearing deposits for the twelve months ended December 31, 2015 increased by $453.0 million as compared to the same period in 2014. In addition to the assets and liabilities acquired in the CBH Merger, the Corporation issued $30.0 million of 4.75% fixed-to-floating rate subordinated notes in August 2015. Of the $23.4 million increase in tax-equivalent net interest income between 2014 and 2015, volume increases of both interest-earning assets and interest-bearing liabilities accounted for a $26.5 million increase while decreases in yields on interest-earning assets and increases on rates paid on interest-bearing liabilities accounted for a $2.3 million decrease in tax-equivalent net interest income.

Tax-Equivalent Net Interest Margin – Quarterly Comparison

The tax-equivalent net interest margin and related components for the past five quarters are shown in the table below:

Quarter	Year	Earning-Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest- Bearing Sources	Tax-Equivalent Net Interest Margin
4th	2016	4.05%	0.56%	3.49%	0.16%	3.65%
3rd	2016	4.09%	0.55%	3.54%	0.17%	3.71%
2nd	2016	4.18%	0.53%	3.65%	0.16%	3.81%
1st	2016	4.22%	0.49%	3.73%	0.14%	3.87%
4th	2015	4.11%	0.48%	3.63%	0.14%	3.77%

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

The Corporation uses several tools to measure the effect of interest rate risk on its net interest income. These methods include gap analysis, market value of portfolio equity analysis, net interest income simulations under various scenarios and tax-equivalent net interest margin reports. The results of these reports are compared to limits established by the Corporation’s ALCO policies and appropriate adjustments are made if the results are outside the established limits.

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2016		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2015
	Amount	Percentage	Amount	Percentage
+300 basis points	$10,207	9.01%	$3,128	3.09%
+200 basis points	$6,653	5.87%	$1,637	1.62%
+100 basis points	$3,048	2.69%	$210	0.21%
-100 basis points	$(4,397)	(3.88)%	$(2,490)	(2.46)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of December 31, 2016 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is more asset sensitive in a rising-rate environment as of December 31, 2016 than it was as of December 31, 2015. This increase in sensitivity is related to a decrease in cash balances, an increase in floating rate loans, and an increase in fixed rate certificates of deposit. The magnitude of the change in net interest income resulting from a 100 basis point decrease in rates as compared to the magnitude of the increase in net income accompanying a 100 basis point increase in rates is the result of the ability to decrease loan rates to more of a degree than deposits rates in a down 100 basis point rate shift.

The interest rate simulation is an estimate based on assumptions, which are derived from past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic environment and the current extended period of very low interest rates, the reliability of the Corporation’s assumptions in the interest rate simulation model is more uncertain than in prior periods. Actual customer behavior, as it relates to deposit activity, may be significantly different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income than that derived from the analysis referenced above.

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

Non-maturity deposits (demand deposits in particular) are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods in order to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the Bank’s regulatory agencies have suggested distribution limits for non-maturity deposits. However, the Corporation has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. The following table presents the Corporation’s gap analysis as of December 31, 2016:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$34.2	$—	$—	$—	$—	$34.2
Investment securities(1)	236.0	61.2	181.3	95.2	—	573.7
Loans and leases(2)	912.7	306.1	967.6	358.7	—	2,545.1
Allowance	—	—	—	—	(17.5)	(17.5)
Cash and due from banks	—	—	—	—	16.6	16.6
Other assets	—	—	—	—	269.4	269.4
Total assets	$1,182.9	$367.3	$1,148.9	$453.9	$268.5	$3,421.5
Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$45.6	$136.7	$191.6	$362.3	$—	$736.2
Savings, NOW and market rate	95.3	286.0	678.7	313.2	—	1,373.2
Time deposits	35.4	243.6	43.8	0.1	—	322.9
Wholesale non-maturity deposits	74.3	—	—	—	—	74.3
Wholesale time deposits	6.6	30.6	35.9	—	—	73.1
Short-term borrowings	204.2	—	—	—	—	204.2
FHLB advances and other borrowings	30.0	45.0	114.7	—	—	189.7
Subordinated notes	—	—	29.5	—	—	29.5
Other liabilities	—	—	—	—	37.3	37.3
Shareholders’ equity	13.6	40.8	217.8	108.9	—	381.1
Total liabilities and shareholders’ equity	$505.0	$782.7	$1,312.0	$784.5	$37.3	$3,421.5
Interest-earning assets	$1,182.9	$367.3	$1,148.9	$453.9	$—	$3,153.0
Interest-bearing liabilities	445.8	605.2	902.6	313.3	—	2,266.9
Difference between interest-earning assets and interest-bearing liabilities	$737.1	$(237.9)	$246.3	$140.6	$—	$886.1
Cumulative difference between interest earning assets and interest-bearing liabilities	$737.1	$499.2	$745.4	$886.1	$—	$886.1
Cumulative earning assets as a % of cumulative interest bearing liabilities	265%	147%	138%	139%

(1)     Investment securities include available for sale, held to maturity and trading.
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

Refer to Note 5 in the Notes to Consolidated Financial Statements and the section of this MD&A under the heading “Portfolio Loans and Leases” for details of the Corporation’s loan and lease portfolio, broken down by portfolio segment.

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

Loans acquired in mergers and acquisitions which do not exhibit deteriorated credit quality at the time of acquisition are accounted for under ASC 310-20 and receive a loan mark based on credit and interest-rate. The resulting discount or premium is accreted or amortized, respectively, to interest income over their remaining maturity. These non-impaired acquired loans, along with the balance of the Corporation's loan and lease portfolio are evaluated on either an individual basis or on a collective basis for impairment. For a more information regarding the Corporation's impaired loans and leases, refer to Notes 5-F and 5-H and for more information regarding loan marks, refer to Note 5-I in the Notes to Consolidated Financial Statements.

Asset Quality and Analysis of Credit Risk

As of December 31, 2016, total non-performing loans and leases were $8.4 million, representing 0.33% of portfolio loans and leases, as compared to $10.2 million, or 0.45% of portfolio loans and leases, as of December 31, 2015. The $1.9 million decrease in non-performing loans and leases was comprised of decreases of $1.2 million, $554 thousand and $509 thousand in commercial and industrial loans, residential mortgages, and commercial mortgages, respectively. These decreases were partially offset by increases of $262 thousand and $128 thousand in non-performing home equity lines and loans and leases, respectively.

The Provision for the twelve month periods ended December 31, 2016, 2015 and 2014 was $4.3 million, $4.4 million and $884 thousand, respectively. The Provision recorded during any given period reflects an allocation related to net new loan volume and the replenishment of Allowance consumed by charge-offs of loans and leases for which the Corporation had not specifically reserved. Net loan charge-offs for the twelve months ended December 31, 2016 totaled $2.7 million as compared to $3.1 million for the same period in 2015. Total portfolio loans increased by $266.4 million during the twelve months ended December 31, 2016 as compared to $192.5 million (excluding loans acquired in the CBH Merger) for the same period in 2015. As of December 31, 2016, the Allowance of $17.5 million represents 0.69% of portfolio loans and leases, as compared to the Allowance as of December 31, 2015 of $15.9 million, which represented 0.70% of portfolio loans and leases as of that date.

As of December 31, 2016, the Corporation had other real estate owned (“OREO”) valued at $1.0 million, as compared to $2.6 million as of December 31, 2015. The decrease was related to the sale, during 2016, of one residential property, carried at $1.8 million, which resulted in a $76 thousand loss on sale, partially offset by the addition of two residential properties totaling $355 thousand. In addition, $111 thousand in impairment was recorded on the OREO portfolio based on updated property appraisals or agreements of sale. The properties comprising the balance as of December 31, 2016 include seven single-family residential properties. All properties are recorded at their estimated fair values less costs to sell.

As of December 31, 2016, the Corporation had $9.0 million of TDRs, of which $6.4 million were in compliance with the modified terms for six months or greater, and hence, excluded from non-performing loans and leases. As of December 31, 2015, the Corporation had $6.8 million of TDRs, of which $4.9 million were in compliance with the modified terms.

Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest payments in accordance with the original terms of the loans and leases. Included in impaired loans and leases are non-accrual loans and leases and TDRs in compliance with modified terms. Purchased credit-impaired loans are not included in impaired loan and lease totals. As of December 31, 2016, the Corporation had $14.4 million of impaired loans and leases, as compared to impaired loans and leases of $14.5 million as of December 31, 2015. Refer to Note 5-H in the Notes to Consolidated Financial Statements for more information regarding the Corporation's impaired loans and leases.

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

Non-Performing Assets, TDRs and Related Ratios as of or for the Twelve Months Ended December 31,

(dollars in thousands)	2016	2015	2014	2013	2012
Non-accrual loans and leases	$8,363	$10,244	$10,096	$10,530	$14,040
Loans 90 days or more past due and still accruing	—	—	—	—	728
Total non-performing loans and leases	8,363	10,244	10,096	10,530	14,768
Other real estate owned	1,017	2,638	1,147	855	906
Total non-performing assets	$9,380	$12,882	$11,243	$11,385	$15,674

Troubled debt restructurings included in non-performing assets	$2,632	$1,935	$4,315	$1,699	$3,106
TDRs in compliance with modified terms	6,395	4,880	4,157	7,277	8,008
Total TDRs	$9,027	$6,815	$8,472	$8,976	$11,114

Allowance for loan and lease losses to non-performing loans and leases	209.1%	154.8%	144.5%	147.3%	97.7%
Non-performing loans and leases to total loans and leases	0.33%	0.45%	0.61%	0.68%	1.06%
Allowance for loan losses to total portfolio loans and leases	0.69%	0.70%	0.88%	1.00%	1.03%
Non-performing assets to total assets	0.27%	0.43%	0.50%	0.55%	0.77%
Period end portfolio loans and leases	$2,535,425	$2,268,988	$1,652,257	$1,547,185	$1,398,456
Average portfolio loans and leases	$2,506,376	$2,153,542	$1,608,248	$1,453,555	$1,307,140
Allowance for loan and lease losses	$17,486	$15,857	$14,586	$15,515	$14,425
Interest income that would have been recorded on impaired loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination	$1,098	$1,100	$533	$1,074	$1,417
Interest income on impaired loans included in net income for the period	$552	$513	$341	$365	$507

As of December 31, 2016, the Corporation is not aware of any loan or lease, other than those disclosed in the table above, for which it has any serious doubt as to the borrower’s ability to pay in accordance with the terms of the loan.

Summary of Changes in the Allowance for Loan and Lease Losses

(dollars in thousands)	2016	2015	2014	2013	2012
Balance, January 1	$15,857	$14,586	$15,515	$14,425	$12,753
Charge-offs:
Consumer	(173)	(177)	(144)	(194)	(96)
Commercial and industrial	(1,298)	(1,220)	(415)	(781)	(458)
Real estate	(1,008)	(1,615)	(1,231)	(891)	(818)
Construction	—	—	—	(737)	(1,131)
Leases	(808)	(442)	(410)	(376)	(364)
Total charge-offs	(3,287)	(3,454)	(2,200)	(2,979)	(2,867)
Recoveries:
Consumer	23	29	17	10	7
Commercial and industrial	93	35	98	65	143
Real estate	178	160	47	105	79
Construction	64	4	60	24	15
Leases	232	101	165	290	292
Total Recoveries	590	329	387	494	536
Net charge-offs	(2,697)	(3,125)	(1,813)	(2,485)	(2,331)
Provision for loan and lease losses	4,326	4,396	884	3,575	4,003
Balance, December 31	$17,486	$15,857	$14,586	$15,515	$14,425
Ratio of net charge-offs to average portfolio loans outstanding	0.17%	0.15%	0.11%	0.17%	0.18%

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

	December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans		% Loans to Total Loans
Allowance at end of period applicable to:
Commercial mortgage	$6,227	43.8%	$5,199	42.5%	$3,948	41.8%	$3,797	40.4%	$3,907	39.1%
Home equity lines and loans	1,255	8.2	1,307	9.2	1,917	11.0	2,204	12.3	1,857	13.9
Residential mortgage	1,917	16.3	1,740	17.9	1,736	19.0	2,446	19.4	2,024	20.6
Construction	2,233	5.6	1,324	4.0	1,367	4.0	845	3.0	1,019	1.9
Commercial and industrial	5,142	22.9	5,609	23.1	4,533	20.3	5,011	21.2	4,637	20.9
Consumer	153	1.0	142	1.0	238	1.1	259	1.1	189	1.3
Leases	559	2.2	518	2.3	468	2.8	604	2.6	493	2.3
Unallocated	—	—	18	—	379	—	349	—	299	—
Total	$17,486	100.0%	$15,857	100.0%	$14,586	100.0%	$15,515	100.0%	$14,425	100.0%

Non-Interest Income

2016 Compared to 2015

Non-interest income for the twelve months ended December 31, 2016 was $54.0 million, a decrease of $1.9 million as compared to the same period in 2015. The decrease was related to a $1.0 million decrease in gain on sale of available for sale investment securities, a $319 thousand decrease in dividends on FHLB and FRB stocks and a $204 thousand decrease in fees for wealth management services. The decrease in gain on sale of available for sale investment securities resulted from the very limited sales during the twelve months ended December 31, 2016, which resulted in a loss on sale of $77 thousand as compared to the sale of $64.0 million of available for sale investment securities sold during the same period in 2015, which resulted in a gain on sale of $931 thousand. The majority of the investments sold in 2015 had been acquired in the CBH Merger and were strategically sold to shorten the duration of the portfolio. The $319 thousand decrease in dividends on FHLB and FRB stocks occurred due to the special dividend paid on FHLB stock in 2015 which was not repeated in 2016. The $204 thousand decrease in fees for wealth management services was related to the shift in the composition of the wealth management portfolio, with more of the portfolio being comprised of assets held in lower-yielding fixed-fee accounts as of December 31, 2016 as compared to December 31, 2015.

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

The $2.6 million increase in insurance commissions is related to the acquisitions of PCPB in October 2014 and RJM in April 2015. The two acquisitions have contributed a valuable source of noninterest income. The $1.8 million increase in other operating income (detailed in Note 21 of the Notes to Financial Statements) included a $468 thousand increase in bank owned life insurance (“BOLI”) income related to the $12.1 million of BOLI acquired in the CBH Merger and the $5.0 million of BOLI purchased in July 2015. Other components of other operating income related to loan, deposit and merchant fees increased as a result of the increased customer volume from the CBH Merger. The increase in gain on sale of loans resulted from the success of the mortgage banking initiative which began toward the end of 2014. The increase in dividends on bank stocks (FHLB and FRB) was primarily related to a special dividend received from the FHLB in the first quarter of 2015.

Non-Interest Expense

2016 Compared to 2015

Non-interest expense for the twelve months ended December 31, 2016 was $101.7 million, a decrease of $24.0 million, as compared to the same period in 2015. The primary driver for the decrease related to the $17.4 million loss on settlement of the corporate pension plan and the $6.7 million of due diligence, merger-related and merger integration expenses which had been recorded in the twelve months ended December 31, 2015 but not repeated in 2016. Decreases in several other noninterest expense categories also occurred as the efficiencies and cost-saves related to the CBH Merger began to be realized. Partially offsetting these decreases was a $2.8 million increase in salaries and wages related to annual salary increases, incentive increases and the hiring of several new senior and executive officers during 2016.

2015 Compared to 2014

Non-interest expense for the twelve months ended December 31, 2015 was $125.8 million, an increase of $44.3 million, as compared to the same period in 2014. The most significant item contributing to the increase in non-interest expense was the $17.4 million loss on settlement of the pension plan which had been frozen in March 2008. The decision to settle the pension plan was made in order to eliminate the earnings volatility associated with a defined benefit program. In addition, due diligence, merger-related and merger integration expenses increased $4.3 million for the twelve months ended December 31, 2015 as compared to the same period in 2014. The majority of the costs were related to the CBH Merger, which closed on January 1, 2015 and integration of CBH into the Corporation which was completed during the fourth quarter of 2015. Also, related to the CBH Merger, a $929 thousand lease termination penalty in connection with the former CBH headquarters along with the impairment of a favorable lease asset related to the same property were incurred. Many of the other increases in non-interest expense categories were related to the staff and facilities acquired in the CBH Merger. These categories include salaries and wages, employee benefits and occupancy and bank premises.

Secondary Market Sold-Loan Repurchase Demands

In the course of originating residential mortgage loans and selling those loans in the secondary market, the Corporation makes various representations and warranties to the purchasers of the mortgage loans. Each residential mortgage loan originated by the Corporation is evaluated by an automated underwriting application, which verifies the underwriting criteria and certifies the loan’s eligibility for sale to the secondary market. Any exceptions discovered during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Corporation to comply with the underwriting and appraisal standards could result in the Corporation’s being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Corporation within the specified period following discovery. As of December 31, 2016, there were no pending or unsettled loan repurchase demands. No repurchase demands were received during the twelve months ended December 31, 2016.

Income Taxes

Income taxes for the twelve months ended December 31, 2016 were $18.2 million as compared to $9.2 million and $15.0 million for the same periods in 2015 and 2014, respectively. The effective tax rates for the twelve month periods ended December 31, 2016, 2015 and 2014 were 33.5%, 35.4% and 35.0%, respectively. The decrease in effective tax rate for 2016 as compared to 2015 was largely related to the $565 thousand in excess tax benefit on stock-based compensation, which is recognized on the income statement by way of the early adoption of ASU 2016-09. In addition, for the twelve months ended December 31, 2015, there was $300 thousand of non-deductible merger expenses which were not present in 2016. The increase in effective tax rate for 2015 as compared to 2014 was related to increases in state income taxes, partially offset by increases in tax-free income from BOLI, tax-free loans and municipal investments. For more information related to income taxes, refer to Note 18 in the Notes to Consolidated Financial Statements.

Balance Sheet Analysis

Asset Changes

Total assets as of December 31, 2016 increased to $3.42 billion from $3.03 billion as of December 31, 2015. The $390.5 million increase was related to the $266.4 million increase in portfolio loans and the $218.0 million increase in investment securities available for sale. These increases were partially offset by a $92.3 million decrease in cash and cash equivalents.

As of both December 31, 2016 and 2015, the majority of the Corporation’s investment securities were classified as available for sale. Investments held in trading accounts as of December 31, 2016 and 2015, which totaled $3.9 million and $4.0 million, respectively, and were comprised of deferred compensation trusts which are invested in marketable securities whose diversification is at the discretion of the deferred compensation plan participants. In addition, as of December 31, 2016, $2.9 million of investment securities were classified as held to maturity.

The following table details the maturity and weighted average yield (3) of the available for sale investment portfolio (2) as of December 31, 2016:

(dollars in thousands)	Maturing During 2017	Maturing From 2018 Through 2021	Maturing From 2022 Through 2026	Maturing After 2026	Total
U.S. Treasury securities:
Amortized cost	$199,993	$101	$—	$—	$200,094
Weighted average yield	0.32%	1.03%			0.32%
Obligations of the U.S. government and agencies:
Amortized cost	5,010	18,331	41,691	18,079	83,111
Weighted average yield	0.79%	1.55%	1.97%	2.69	1.96%
State and political subdivisions(3):
Amortized cost	8,173	21,304	4,148	—	33,625
Weighted average yield	1.06%	1.44%	1.77%		1.39%
Mortgage-related securities(1):
Amortized cost	—	16,535	42,509	176,441	235,485
Weighted average yield		2.46%	2.49%	2.23%	2.29%
Other investment securities:
Amortized cost	700	600	—	—	1,300
Weighted average yield	1.38%	2.22%			1.77%
Total amortized cost	$213,876	$56,871	$88,348	$194,520	$553,615
Weighted average yield	0.36%	1.78%	2.21%	2.27%	1.47%

(1)

Mortgage-related securities are included in the above table based on their contractual maturity. However, mortgage-related securities, by design, have scheduled monthly principal payments which are not reflected in this table.

(2)	Excluded from the above table is the Corporation’s investment in bond mutual funds with an amortized cost of $15.3 million, which have no stated maturity or constant stated yield.

(3)	Weighted average yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

The following table details the amortized cost of the available for sale investment portfolio as of the dates indicated:

	Amortized Cost as of December 31,
(dollars in thousands)	2016	2015	2014
Obligations of the U.S. government and agencies	$83,111	$101,342	$66,881
Obligations of the U.S. Treasury	200,094	101	102
Obligations of state and political subdivisions	33,625	41,892	28,955
Mortgage-backed securities	185,997	157,422	79,498
Collateralized mortgage obligations	49,488	29,756	34,618
Other investments	16,575	17,263	17,499
Total amortized cost	$568,890	$347,776	$227,553

Portfolio Loans and Leases

The table below details the loan portfolio as of the dates indicated:

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Commercial mortgage	$1,110,898	$964,259	$689,528	$625,341	$546,358
Home equity lines & loans	207,999	209,473	182,082	189,571	194,861
Residential mortgage	413,540	406,404	313,442	300,243	288,212
Construction	141,964	90,421	66,267	46,369	26,908
Commercial & industrial	579,791	524,515	335,645	328,459	291,620
Consumer	25,341	22,129	18,480	16,926	17,666
Leases	55,892	51,787	46,813	40,276	32,831
Total portfolio loans and leases	2,535,425	2,268,988	1,652,257	1,547,185	1,398,456
Loans held for sale	9,621	8,987	3,882	1,350	3,412
Total	$2,545,046	$2,277,975	$1,656,139	$1,548,535	$1,401,868

The following table summarizes the loan maturity distribution and interest rate sensitivity as of December 31, 2016. Excluded from the table are residential mortgage, home equity lines and loans and consumer loans:

(dollars in thousands)	Maturing During 2017	Maturing From 2018 Through 2021	Maturing After 2021	Total
Loan portfolio maturity:
Commercial and industrial	$235,267	$173,019	$171,505	$579,791
Construction	109,213	32,751	—	141,964
Commercial mortgage	52,322	354,441	704,135	1,110,898
Leases	3,822	51,996	74	55,892
Total	$400,624	$612,207	$875,714	$1,888,545
Interest sensitivity on the above loans:
Loans with predetermined rates	$115,536	$442,744	$288,719	$846,999
Loans with adjustable or floating rates	285,088	169,463	586,995	1,041,546
Total	$400,624	$612,207	$875,714	$1,888,545

The list below identifies certain key characteristics of the Corporation’s loan and lease portfolio. Refer to the loan and lease portfolio tables in Note 5 in the Notes to Consolidated Financial Statements and the section of this MD&A under the heading “Portfolio Loans and Leases” for further details.

●

Portfolio Loans and Leases – The Corporation’s $2.54 billion loan and lease portfolio is predominantly based in the Corporation’s traditional market areas of Chester, Delaware and Montgomery counties in Pennsylvania, New Castle county in Delaware, and in the greater Philadelphia area, none of which has experienced the real estate price appreciation and subsequent decline that many other areas of the country have experienced over the last ten years.

●

Concentrations – The Corporation has a significant portion of its portfolio loans (excluding leases) in real estate-related loans. As of December 31, 2016, loans secured by real estate were $1.87 billion or 73.9% of the total loan portfolio of $2.54 billion. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is within Pennsylvania. The Corporation is aware of this concentration and mitigates this risk to the extent possible in many ways, including the underwriting and assessment of the borrower’s capacity to repay, equity in the underlying real estate collateral and a review of a borrower’s global cash flows. The Corporation has recourse against a substantial portion of the loans in the real estate portfolio.

In addition to loans secured by real estate, commercial and industrial loans comprise 22.9% of the total loan portfolio as of December 31, 2016.

●

Construction – The construction portfolio of $142.0 million accounts for 5.6% of the total loan and lease portfolio at December 31, 2016, an increase of $51.5 million from December 31, 2015. The construction loan segment of the portfolio, which consists of residential site development loans, commercial construction loans and loans for construction of individual homes, had no delinquent or nonperforming loans as of both December 31, 2016. Nonperforming construction loans comprised 0.04% of the construction segment of the portfolio as of December 31, 2015.

●

Residential Mortgages – Residential mortgage loans were $413.5 million as of December 31, 2016, an increase of $7.1 million from December 31, 2015. The residential mortgage segment accounts for 16.3% of the total loan and lease portfolio as of December 31, 2016. The residential mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2016, of 0.32%, as compared to 0.50% as of December 31, 2015. Nonperforming residential mortgage loans comprised 0.64% of the residential mortgage segment of the portfolio as of December 31, 2016, as compared to 0.79% as of December 31, 2015. The Corporation believes it is well protected with its collateral position on this portfolio.

●

Commercial Mortgages – Commercial mortgages were $1.11 billion as of December 31, 2016, an increase of $146.6 million from December 31, 2015. The Corporation has made a concerted effort, over several operating cycles, to attract strong commercial real estate entrepreneurs in its primary trade area. The commercial mortgage segment accounts for 43.8% of the total loan and lease portfolio as of December 31, 2016. The commercial mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2016, of 0.12%, as compared to 0.14% as of December 31, 2015. Nonperforming commercial mortgage loans comprised 0.03% of the commercial mortgage segment of the portfolio as of December 31, 2016, as compared to 0.09% as of December 31, 2015. The borrowers comprising this segment of the portfolio generally have strong, global cash flows, which have remained stable in this tough economic environment.

●

Commercial and Industrial – Commercial and industrial loans were $579.8 million as of December 31, 2016, an increase of $55.3 million from December 31, 2015. The commercial and industrial segment accounts for 22.9% of the total loan and lease portfolio as of December 31, 2016. The commercial and industrial segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2016, of 0.01%, as compared to 0.03% as of December 31, 2015. Nonperforming commercial and industrial loans comprised 0.51% of the commercial and industrial segment of the portfolio as of December 31, 2016, as compared to 0.79% as of December 31, 2015. The commercial and industrial segment of the portfolio consists of loans to privately held institutions, family businesses, non-profit institutions and private banking relationships. While certain of these loans are collateralized by real estate, others are collateralized by non-real estate business assets, including accounts receivable and inventory.

●

Home Equity Loans and Lines of Credit – Home equity loans and lines of credit were $208.0 million as of December 31, 2016, a decrease of $1.5 million from December 31, 2015. The home equity loans and lines of credit segment accounts for 8.2% of the total loan and lease portfolio as of December 31, 2016. The home equity loans and lines of credit segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2016, of 0.01%, as compared to 0.78% as of December 31, 2015. Nonperforming home equity loans and lines of credit comprised 1.10% of the home equity loans and lines of credit segment of the portfolio as of December 31, 2016, as compared to 0.97% as of December 31, 2015. The Corporation originates the majority of its home equity loans and lines of credit through its branch network.

●

Consumer loans – Consumer loans were $25.3 million as of December 31, 2016, an increase of $3.2 million from December 31, 2015. The consumer loan segment accounted for 1.0% of the total loan and lease portfolio as of December 31, 2016. The consumer loan segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2016, of 0.06%, as compared to 0.12% as of December 31, 2015. Nonperforming consumer loans comprised 0.01% of the consumer loan segment of the portfolio as of December 31, 2016, as compared to 0.00% as of December 31, 2015.

●

Leasing – Leases totaled $55.9 million as of December 31, 2016, an increase of $4.1 million from December 31, 2015. The lease segment of the portfolio accounted for 2.2% of the total loan and lease portfolio as of December 31, 2016. The lease segment of the portfolio had a delinquency rate on performing leases, as of December 31, 2016, of 0.47%, as compared to 0.96% as of December 31, 2015. Nonperforming leases comprised 0.24% of the leasing segment of the portfolio as of December 31, 2016, as compared to 0.02% as of December 31, 2015.

Goodwill and Other Intangible Assets – Goodwill as of December 31, 2016 was unchanged at $104.8 million from December 31, 2015. Other intangible assets decreased by $3.5 million from December 31, 2015 to December 31, 2016, through amortization. For more information regarding goodwill and other intangible assets, see Notes 2 and 3 in the Notes to Consolidated Financial Statements for additional details.

FHLB Stock - The Corporation’s investment in stock issued by the FHLB as of December 31, 2016 increased by $4.4 million, from December 31, 2015. The Corporation must purchase, or the FHLB must redeem, its stock based on the Corporation’s borrowings balance with the FHLB.

Mortgage Servicing Rights (“MSRs”) - MSRs increased $440 thousand to $5.6 million as of December 31, 2016 from $5.1 million as of December 31, 2015. This increase was the result of $1.3 million of MSRs recorded during the twelve months ended December 31, 2016, reduced by amortization of $750 thousand and impairment of $131 thousand during the period.

The following table details activity related to mortgage servicing rights for the periods indicated:

	For the Twelve Months Ended or as of December 31,
(dollars in thousands)	2016	2015	2014
Mortgage originations	$280,059	$231,049	$117,257
Mortgage loans sold:
Servicing retained	$138,134	$107,351	$54,859
Servicing released	22,829	29,630	783
Total mortgage loans sold	$160,963	$136,981	$55,642
Percentage of originated mortgage loans sold	57.5%	59.3%	47.5%
Servicing retained %	85.8%	78.4%	98.6%
Servicing released %	14.2%	21.6%	1.4%
Residential mortgage loans serviced for others	$631,889	$601,939	$590,660
Mortgage servicing rights	$5,582	$5,142	$4,765
Gain on sale of mortgage loans	$2,765	$2,501	$1,772
Loans servicing and other fees	$1,939	$2,087	$1,755
Amortization of MSRs	$750	$590	$476
Impairment of MSRs	$131	$70	$56

Liability Changes

Total liabilities as of December 31, 2016 increased $375.1 million, to $3.04 billion from December 31, 2015. The increase was largely related to the $327.0 million increase in deposits between the dates.

Deposits - Deposits of $2.58 billion, as of December 31, 2016, increased $327.0 million from December 31, 2015. The 14.5% increase was comprised of increases of $109.5 million and 217.5 million in noninterest-bearing and interest-bearing deposits, respectively.

The following table details deposits as of the dates indicated:

	As of December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Interest-bearing checking	$379,424	$338,861	$277,228	$266,787	$270,279
Money market	761,657	749,726	566,354	544,310	559,470
Savings	232,193	187,299	138,992	135,240	129,091
Wholesale – non-maturity	74,272	67,717	66,693	42,936	45,162
Wholesale – time deposits	73,037	53,185	73,458	34,640	12,421
Time deposits	322,912	229,253	118,400	140,794	218,586
Interest-bearing deposits	$1,843,495	$1,626,041	$1,241,125	$1,164,707	$1,235,009
Non-interest-bearing deposits	736,180	626,684	446,903	426,640	399,673
Total deposits	$2,579,675	$2,252,725	$1,688,028	$1,591,347	$1,634,682

The following table summarizes the maturities of certificates of deposit of $100,000 or greater at December 31, 2016:

(dollars in thousands)	Retail	Wholesale
Three months or less	$20,474	$26,614
Three to six months	64,843	30,950
Six to twelve months	69,648	15,219
Greater than twelve months	28,671	—
Total	$183,636	$72,783

For more information regarding deposits, including average amount of deposits and average rate paid, refer to the sections of this MD&A under the headings “Balance Sheet Analysis” and “Analysis of Interest Rates and Interest Differential.”

Borrowings - Short-term borrowings as of December 31, 2016, which include repurchase agreements, a repurchase agreement with a correspondent bank, overnight FHLB advances and federal funds from correspondent banks increased $110.0 million from December 31, 2015. As of December 31, 2016, long-term FHLB advances decreased $65.1 million from December 31, 2015. See the Liquidity Section of this MD&A under the heading “Liquidity” for further details on the Corporation’s FHLB available borrowing capacity.

Subordinated Notes – Subordinated notes, as of December 31, 2016, totaled $29.5 million and were comprised of 10-year 4.75% fixed-to-floating notes which were originated in August 2015.

Discussion of Segments

The Corporation has two operating segments: Wealth Management and Banking. These segments are discussed below. Detailed segment information appears in Note 29 in the Notes to Consolidated Financial Statements.

Wealth Management Segment Activity

The Wealth Management segment reported a pre-tax segment profit (“PTSP”) for the twelve months ended December 31, 2016 of $14.4 million, a $1.4 million, or 8.6%, decrease from the same period in 2015. Fees for wealth management services for 2016 decreased by $204 thousand from the amount recorded in 2015, while expenses increased by $1.1 million during the same period. The decrease in fees, year over year, despite the $2.96 billion increase in wealth assets from December 31, 2015 to December 31, 2016, is indicative of the continuing shift, during 2016, in the composition of the wealth portfolio. Much of the increase in wealth assets during 2016 was comprised of accounts with flat-fee arrangements, rather than market-based fees. Revenue from the insurance division, which is reported as part of the Wealth Management segment, was relatively unchanged for the twelve months ended December 31, 2016 as compared to the same period in 2015.

The Wealth Management segment reported a PTSP for the twelve months ended December 31, 2015 of $15.7 million, a $289 thousand, or 1.9%, increase from the same period in 2014. Fees for wealth management services for 2015 increased by $120 thousand from the amount recorded in 2014. The relatively small increase in fees, year over year, despite the $664.9 million increase in wealth assets from December 31, 2014 to December 31, 2015, was related a shift, during 2015, in the composition of the wealth portfolio. Much of the increase in wealth assets during 2015 was comprised of accounts with flat-fee arrangements, rather than market-based fees. The insurance division, which is reported as part of the Wealth Management segment, showed a $2.5 million increase in revenue for the twelve months ended December 31, 2015 as compared to the same period in 2014. The increase in insurance revenue was the result of the PCPB and RJM acquisitions in October 2014 and April 2015, respectively.

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	December 31, 2016	December 31, 2015	December 31, 2014
Market value	$5,302,463	$4,971,636	$5,256,892
Fixed	6,025,994	3,393,169	2,443,016
	$11,328,457	$8,364,805	$7,699,908

(dollars in thousands)	Percentage of Wealth Assets as of:
Fee Basis	December 31, 2016	December 31, 2015	December 31, 2014
Market value	46.8%	59.4%	68.3%
Fixed	53.2%	40.6%	31.7%
	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Twelve Months Ended:
Fee Basis	December 31, 2016	December 31, 2015	December 31, 2014
Market value	$28,418	$29,219	$29,926
Fixed	8,272	7,675	6,848
	$36,690	$36,894	$36,774

(dollars in thousands)	Percentage of Fees for Wealth Management Services:
Fee Basis	December 31, 2016	December 31, 2015	December 31, 2014
Market value	77.5%	79.2%	81.4%
Fixed	22.5%	20.8%	18.6%
	100.0%	100.0%	100.0%

Banking Segment Activity

Banking segment data as presented in Note 29 in the Notes to Consolidated Financial Statements indicates a PTSP of $39.8 million in 2016, $10.2 million in 2015 and $27.4 million in 2014. See the section of this MD&A under the heading “Components of Net Income” for a discussion of the Banking Segment.

Capital and Regulatory Capital Ratios

Consolidated shareholders’ equity of the Corporation was $381.1 million, or 11.1% of total assets, as of December 31, 2016, as compared to $365.7 million, or 12.1% of total assets, as of December 31, 2015.

In March 2015, the Corporation filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, debt securities, warrants to purchase common stock, stock purchase contracts and units or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, such securities in a dollar amount up to $200 million, in the aggregate.

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

For the twelve months ended December 31, 2016, no shares were issued by the Corporation through the Plan. No RFWs were approved during the twelve months ended December 31, 2016. No other sales of securities were executed under the Shelf Registration Statement during the twelve months ended December 31, 2016.

Accumulated other comprehensive loss (“AOCL”), as of December 31, 2016 was $2.4 million, an increase of $2.0 million from December 31, 2015. The primary cause of the increase in AOCL was the increase in unrealized losses on available for sale investment securities, whose fair values were affected by rising interest rates toward the end of 2016.

As detailed in Note 26-E in the Notes to Consolidated Financial Statements, the capital ratios, as of December 31, 2016, of the Corporation decreased from their December 31, 2015 levels. The primary cause for this decrease was the $390.5 million increase in total assets between the dates. Conversely, the capital ratios of the Bank have increased from their December 31, 2015 levels largely as a result of a $15 million downstream of capital from the Corporation during the first quarter of 2016.

Both the Corporation and the Bank exceeded the required capital levels to be considered “Well Capitalized” by their respective regulators as of the end of each period presented.

Liquidity

The Corporation has significant sources of liquidity at December 31, 2016. The liquidity position is managed on a daily basis as part of the daily settlement function and on a monthly basis as part of the asset liability management process. The Corporation’s primary liquidity is maintained by managing its deposits along with the utilization of borrowings from the FHLB, purchased federal funds and utilization of other wholesale funding sources. Secondary sources of liquidity include the sale of investment securities and certain loans in the secondary market.

Other wholesale funding sources include certificates of deposit from brokers, generally available in blocks of $1.0 million or more. Funds obtained through these programs totaled $73.0 million as of December 31, 2016.

As of December 31, 2016, the maximum borrowing capacity with the FHLB was $1.22 billion, with an unused borrowing availability of $886.0 million. Borrowing availability at the Federal Reserve Discount Window was $117.3 million, and overnight Fed Funds lines, consisting of lines from seven banks, totaled $79.0 million. On a monthly basis, the Corporation’s Asset Liability Committee reviews the Corporation’s liquidity needs. This information is reported to the Risk Management Committee of the Board of Directors on a quarterly basis.

As of December 31, 2016, the Corporation held $17.3 million of FHLB stock as required by the borrowing agreement between the FHLB and the Corporation.

The Corporation has an agreement with CDC to provide up to $5 million, plus interest, of money market deposits at an agreed upon rate currently at 0.40%. The Corporation had $538 thousand in balances as of December 31, 2016 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $50 million, plus interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $47.0 million in balances as of December 31, 2016 under this program.

The Corporation’s available for sale investment portfolio of $567.0 million as of December 31, 2016 was 16.6% of total assets. Some of these investments were in short-term, high-quality, liquid investments to earn more than the 25 basis points currently earned on Fed Funds. The Corporation’s policy is to maintain its investment portfolio at a minimum level of 10% of total assets. The portion of the investment portfolio that is not already pledged against borrowings from the FHLB or other funding sources, provides the Corporation with the ability to utilize the securities to borrow additional funds through the FHLB, Federal Reserve or through other repurchase agreements.

The Corporation continually evaluates its borrowing capacity and sources of liquidity. The Corporation believes that it has sufficient capacity to fund expected 2017 earning asset growth with wholesale sources, along with deposit growth from its branch system.

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

The following chart presents the off-balance sheet commitments of the Corporation as of December 31, 2016, listed by dates of funding or payment:

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Unfunded loan commitments	$675.4	$380.0	$119.2	$15.5	$160.7
Standby letters of credit	12.7	11.5	0.7	0.2	0.3
Total	$688.1	$391.5	$119.9	$15.7	$161.0

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

Contractual Cash Obligations of the Corporation as of December 31, 2016

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity
Wholesale and retail certificates of deposit	395.9	335.0	46.4	14.5	—
Short-term borrowings	204.2	204.2	—	—	—
FHLB advances and other borrowings	189.7	75.0	102.2	12.5	—
Operating leases	31.5	4.2	8.1	6.1	13.1
Purchase obligations	8.1	2.3	2.9	2.9	—
Total	$829.4	$620.7	$159.6	$36.0	$13.1

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

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bryn Mawr Bank Corporation:

We have audited the accompanying consolidated balance sheets of Bryn Mawr Bank Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Bryn Mawr Bank Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bryn Mawr Bank Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bryn Mawr Bank Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Bryn Mawr Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

(signed) KPMG LLP

Philadelphia, Pennsylvania
March 10, 2017

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2016	2015
Assets
Cash and due from banks	$16,559	$18,452
Interest bearing deposits with banks	34,206	124,615
Cash and cash equivalents	50,765	143,067
Investment securities available for sale, at fair value (amortized cost of $568,890 and $347,776 as of December 31, 2016 and December 31, 2015 respectively)	566,996	348,966
Investment securities held to maturity, at amortized cost (fair value of $2,818 and $0 as of December 31, 2016 and December 31, 2015, respectively)	2,879	-
Investment securities, trading	3,888	3,950
Loans held for sale	9,621	8,987
Portfolio loans and leases, originated	2,240,987	1,883,869
Portfolio loans and leases, acquired	294,438	385,119
Total portfolio loans and leases	2,535,425	2,268,988
Less: Allowance for originated loan and lease losses	(17,458)	(15,857)
Less: Allowance for acquired loan and lease losses	(28)	-
Total allowance for loans and lease losses	(17,486)	(15,857)
Net portfolio loans and leases	2,517,939	2,253,131
Premises and equipment, net	41,778	45,339
Accrued interest receivable	8,533	7,869
Mortgage servicing rights	5,582	5,142
Bank owned life insurance	39,279	38,371
Federal Home Loan Bank stock	17,305	12,942
Goodwill	104,765	104,765
Intangible assets	20,405	23,903
Other investments	8,627	9,460
Other assets	23,168	25,105
Total assets	$3,421,530	$3,030,997
Liabilities
Deposits:
Non-interest-bearing	$736,180	$626,684
Interest-bearing	1,843,495	1,626,041
Total deposits	2,579,675	2,252,725

Short-term borrowings	204,151	94,167
Long-term FHLB advances	189,742	254,863
Subordinated notes	29,532	29,479
Accrued interest payable	2,734	1,851
Other liabilities	34,569	32,201
Total liabilities	3,040,403	2,665,286
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 21,110,968 and 20,931,416 shares as of December 31, 2016 and December 31, 2015, respectively, and outstanding of 16,939,715 and 17,071,523 as of December 31, 2016 and December 31, 2015, respectively	21,111	20,931
Paid-in capital in excess of par value	232,806	228,814
Less: Common stock in treasury at cost - 4,171,253 and 3,859,893 shares as of December 31, 2016 and December 31, 2015, respectively	(66,950)	(58,144)
Accumulated other comprehensive loss, net of tax	(2,409)	(412)
Retained earnings	196,569	174,522
Total shareholders' equity	381,127	365,711
Total liabilities and shareholders' equity	$3,421,530	$3,030,997

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Twelve Months Ended December 31,
	2016	2015	2014
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$110,536	$102,432	$78,541
Interest on cash and cash equivalents	168	409	193
Interest on investment securities:
Taxable	5,575	5,018	3,596
Non-taxable	497	497	399
Dividends	215	186	177
Total interest income	116,991	108,542	82,906
Interest expense:
Interest on deposits	5,833	4,212	2,898
Interest on short-term borrowings	93	48	17
Interest on FHLB advances and other borrowings	3,353	3,554	3,163
Interest on subordinated notes	1,476	601	-
Total interest expense	10,755	8,415	6,078
Net interest income	106,236	100,127	76,828
Provision for loan and lease losses	4,326	4,396	884
Net interest income after provision for loan and lease losses	101,910	95,731	75,944
Non-interest income:
Fees for wealth management services	36,690	36,894	36,774
Insurance commissions	3,722	3,745	1,099
Service charges on deposits	2,791	2,927	2,578
Loan servicing and other fees	1,939	2,087	1,755
Net gain on sale of loans	3,119	3,022	1,772
Net (loss) gain on sale of investment securities available for sale	(77)	931	471
Net (loss) gain on sale of other real estate owned ("OREO")	(76)	123	175
Dividends on FHLB and FRB stock	1,063	1,382	615
Other operating income	4,868	4,849	3,083
Total non-interest income	54,039	55,960	48,322
Non-interest expenses:
Salaries and wages	47,411	44,575	37,113
Employee benefits	9,548	10,205	7,340
Loss on pension plan settlement	-	17,377	-
Occupancy and bank premises	9,611	10,305	7,305
Branch lease termination expense	-	929	-
Furniture, fixtures, and equipment	7,520	6,841	4,508
Advertising	1,381	2,102	1,504
Amortization of intangible assets	3,498	3,827	2,659
Impairment of intangible assets	-	387	-
Due diligence, merger-related and merger integration expenses	-	6,670	2,373
Professional fees	3,659	3,353	3,017
Pennsylvania bank shares tax	1,749	1,253	1,256
Information technology	3,661	3,443	2,771
Other operating expenses	13,707	14,498	11,572
Total non-interest expenses	101,745	125,765	81,418

Income before income taxes	54,204	25,926	42,848
Income tax expense	18,168	9,172	15,005
Net income	$36,036	$16,754	$27,843

Basic earnings per common share	$2.14	$0.96	$2.05
Diluted earnings per common share	$2.12	$0.94	$2.01
Dividends declared per share	$0.82	$0.78	$0.74

Weighted-average basic shares outstanding	16,859,623	17,488,325	13,566,239
Dilutive shares	168,499	267,996	294,801
Adjusted weighted-average diluted shares	17,028,122	17,756,321	13,861,040

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(dollars in thousands)	Twelve Months Ended December 31,
	2016	2015	2014

Net income	$36,036	$16,754	$27,843

Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(1,053), $(618) and $1,335, respectively	(1,955)	(1,147)	1,867
Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax benefit (expense) of $27, $(326), and $(165), respectively	50	(605)	(306)
Unrealized investment (losses) gains, net of tax (benefit) expense of $(1,079), $(292) and $1,170, respectively	(2,005)	(542)	2,173
Net change in fair value of derivative used for cash flow hedge:
Net unrealized losses arising during the period, net of tax benefit of $0, $(228) and $(413), respectively	-	(422)	(768)
Less: realized loss on cash flow hedge reclassified to earnings, net of tax benefit of $0, $214, and $0, respectively	-	397	-
Change in fair value of hedging instruments, net of tax expense (benefit) of $0, $14 and $(413), respectively	-	25	(768)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense (benefit) of $5, $264 and $(4,063), respectively	8	514	(7,544)
Change in unfunded pension liability related to settlement of pension plan, net of tax expense of $0, $6,082 and $0	-	11,295	-
Total change in unfunded pension liability, net of tax expense (benefit) of $5, $6,346 and $(4,063), respectively	8	11,809	(7,544)
Total other comprehensive income (loss)	(1,997)	11,292	(6,139)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(dollars in thousands)	Twelve Months Ended December 31,
	2016	2015	2014
Operating activities:
Net Income	$36,036	$16,754	$27,843
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,326	4,396	884
Depreciation of fixed assets	5,630	4,925	3,486
Net amortization of investment premiums and discounts	3,200	3,280	2,299
Net loss on settlement of pension plan	-	17,377	-
Net loss (gain) on sale of investment securities available for sale	77	(931)	(471)
Net gain on sale of loans	(3,119)	(3,022)	(1,772)
Stock based compensation cost	1,713	1,441	1,256
Amortization and net impairment of mortgage servicing rights	880	661	532
Net accretion of fair value adjustments	(3,776)	(4,942)	(2,757)
Amortization of intangible assets	3,498	3,827	2,659
Impairment of intangible assets	-	387	-
Impairment of other real estate owned ("OREO")	94	90	-
Net loss (gain) on sale of OREO	76	(123)	(175)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(908)	(782)	(315)
Other, net	(899)	1,049	2,822
Loans originated for resale	(161,597)	(141,578)	(58,173)
Proceeds from loans sold	162,762	138,964	56,866
Provision for deferred income taxes	1,676	(2,834)	2,350
Excess tax benefit from stock-based compensation	-	(783)	(831)
Change in income taxes payable/receivable	4,340	(529)	808
Change in accrued interest receivable	(664)	(215)	168
Change in accrued interest payable	883	516	199
Net cash provided by operating activities	54,228	37,928	37,678

Investing activities:
Purchases of investment securities available for sale	(350,669)	(176,034)	(45,199)
Purchases of investment securities held to maturity	(2,928)	-	-
Proceeds from maturity and paydowns of investment securities available for sale	65,176	66,209	40,801
Proceeds from maturity and paydowns of investment securities held to maturity	34	-	-
Proceeds from sale of investment securities available for sale	276	64,851	24,394
Net change in FHLB stock	(4,363)	3,562	131
Proceeds from calls of investment securities	60,840	104,240	37,750
Proceeds from sales of other investments	664	-	342
Net change in other investments	264	(4,184)	(789)
Net portfolio loan and lease originations	(266,331)	(194,066)	(105,918)
Purchases of premises and equipment	(2,207)	(7,611)	(5,455)
Purchases of BOLI	-	(5,000)	-
Acquisitions, net of cash acquired	-	16,129	(4,125)
Proceeds from sale of OREO	1,806	1,215	1,646
Net cash used in investing activities	(497,438)	(130,689)	(56,422)

Financing activities:
Change in deposits	327,169	83,784	96,704
Change in short-term borrowings	109,995	(38,128)	12,933
Dividends paid	(13,961)	(13,837)	(10,189)
Change in long-term FHLB advances and other borrowings	(65,000)	(24,883)	54,623
Payment of contingent consideration for business combinations	(627)	(542)	-
Net proceeds from issuance of subordinated notes	-	29,456	-
Excess tax benefit from stock-based compensation	-	783	831
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(745)	-
Net (purchase of) proceeds from sale of treasury stock for deferred compensation plans	(133)	(128)	79
Net purchase of treasury stock through publicly announced plans	(7,971)	(26,418)	(947)
Proceeds from issuance of common stock	-	20	72
Proceeds from exercise of stock options	2,181	6,452	2,836
Net cash provided by financing activities	350,908	16,559	156,942

Change in cash and cash equivalents	(92,302)	(76,202)	138,198
Cash and cash equivalents at beginning of period	143,067	219,269	81,071
Cash and cash equivalents at end of period	$50,765	$143,067	$219,269

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$12,261	$11,703	$11,831
Interest	$9,872	$7,604	$5,879

Non-cash information:
Change in other comprehensive loss	$(1,997)	$11,292	$(9,446)
Change in deferred tax due to change in comprehensive income	$(1,074)	$6,068	$(3,306)
Transfer of loans to other real estate owned and repossessed assets	$546	$2,283	$1,763
Issuance of shares and options for acquisitions	$-	$123,734	$-
Acquisition of noncash assets and liabilities:
Assets acquired	$-	$727,908	$10,005
Liabilities assumed	$-	$620,303	$5,880

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands, except per share information)

	For the Years Ended December 31, 2014, 2015 and 2016
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity

Balance December 31, 2013	16,596,869	$16,597	$95,673	$(30,764)	$(5,565)	$153,957	$229,898

Net income	-	-	-	-	-	27,843	27,843
Dividends declared, $0.74 per share	-	-	-	-	-	(10,208)	(10,208)
Other comprehensive loss, net of tax benefit of $3,307	-	-	-	-	(6,139)	-	(6,139)
Stock based compensation	-	-	1,256	-	-	-	1,256
Tax benefit from stock-based compensation	-	-	831	-	-	-	831
Retirement of treasury stock	(3,512)	(3)	(32)	35	-	-	-
Net purchase of treasury stock from stock award and deferred compensation plans..	-	-	45	(913)	-	-	(868)
Issuance costs - S-4 filing	-	-	(147)	-	-	-	(147)
Common stock issued:							-
Dividend Reinvestment and Stock Purchase Plan	2,517	2	70	-	-	-	72
Share-based awards and options exercises	146,261	146	2,790	-	-	-	2,936

Balance December 31, 2014	16,742,135	$16,742	$100,486	$(31,642)	$(11,704)	$171,592	$245,474

Net income	-	-	-	-	-	16,754	16,754
Dividends declared, $0.78 per share	-	-	-	-	-	(13,824)	(13,824)
Other comprehensive income, net of tax expense of $6,080	-	-	-	-	11,292	-	11,292
Stock based compensation	-	-	1,441	-	-	-	1,441
Excess tax benefit from stock-based compensation	-	-	783	-	-	-	783
Retirement of treasury stock	(4,418)	(4)	(40)	44	-	-	-
Cancellation of forfeited restricted stock awards	(27,375)	(27)	27	-	-	-	-
Net purchase of treasury stock	-	-		(26,546)	-	-	(26,546)
Shares issued in acquisitions	3,878,304	3,878	117,513	-	-	-	121,391
Options assumed in acquisitions	-	-	2,343	-	-	-	2,343
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	663	1	19	-	-	-	20
Share-based awards and options exercises	342,107	341	6,242	-	-	-	6,583

Balance December 31, 2015	20,931,416	$20,931	$228,814	$(58,144)	$(412)	$174,522	$365,711

Net income	-	-	-	-	-	36,036	36,036
Tax provision-to-return adjustment related to excess tax benefit on stock-based compensation	-	-	197	-	-	-	197
Dividends declared, $0.82 per share	-	-	-	-	-	(13,989)	(13,989)
Other comprehensive income, net of tax benefit of $1,075	-	-	-	-	(1,997)	-	(1,997)
Stock based compensation	-	-	1,713	-	-	-	1,713
Retirement of treasury stock	(4,320)	(4)	(39)	43	-	-	-
Net purchase of treasury stock through publicly announced plans	-	-	-	(7,971)	-	-	(7,971)
Net purchase of treasury stock from stock award and deferred compensation plans	-	-	-	(878)	-	-	(878)
Common stock issued:
Common stock issued through share-based awards and options exercises	183,872	184	2,121	-	-	-	2,305
Balance December 31, 2016	21,110,968	$21,111	$232,806	$(66,950)	$(2,409)	$196,569	$381,127

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A. Nature of Business

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, located in the western suburbs of Philadelphia. The Corporation and its subsidiaries provide wealth management, commercial and community banking, residential mortgage lending, insurance and business banking services to its customers through 25 full service branches, eight limited-hour retirement community offices, one limited-service branch, five wealth offices and a full-service insurance agency located throughout Montgomery, Delaware, Chester, Dauphin and Philadelphia counties in Pennsylvania and New Castle county in Delaware. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

On January 30, 2017, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Royal Bancshares of Pennsylvania, Inc. (“RBPI”), parent company of Royal Bank America (“RBA”), in a transaction with an aggregate value of $127.7 million (the “Acquisition”). In connection with the Acquisition, RBPI will merge with and into the Corporation and RBA will merge with and into the Bank. The Acquisition, which is expected to add approximately $602 million in loans and $630 million in deposits (based on unaudited December 31, 2016 financial information), strengthens the Corporation’s position as the largest community bank in Philadelphia’s western suburbs and, based on deposits, ranks it as the eighth largest community bank headquartered in Pennsylvania. The Acquisition, which will expand the Corporation's distribution network by providing entry into the new markets of New Jersey and Berks County, Pennsylvania, and a new physical presence in Philadelphia County, Pennsylvania is expected to close during the third quarter of 2017.

On April 1, 2015, the acquisition of Robert J. McAllister Agency, Inc. (“RJM”), an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. Consideration paid totaled $1.0 million, of which $500 thousand was paid at closing, $85 thousand of the first annual payment not to exceed $100 thousand was paid during the second quarter of 2016 and four remaining contingent cash payments, not to exceed $100 thousand each, will be payable on each of March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. The acquisition enhanced the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

On January 1, 2015, the merger of Continental Bank Holdings, Inc. (“CBH”) with and into the Corporation (the “CBH Merger”), and the merger of Continental Bank with and into the Bank, were completed. Consideration paid totaled $125.1 million, comprised of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock, the assumption of options to purchase Corporation common stock valued at $2.3 million and $1.3 million for the cash-out of certain warrants. The CBH Merger initially added $424.7 million of loans, $181.8 million of investments, $481.7 million of deposits and ten new branches. The acquisition of CBH enabled the Corporation to expand its footprint into a significant portion of Montgomery County, Pennsylvania.

On October 1, 2014, the acquisition of Powers Craft Parker and Beard, Inc. (“PCPB”), an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. The consideration paid by the Corporation was $7.0 million, of which $5.4 million was paid at closing and the first two of three contingent payments, of $542 thousand each, were paid during the fourth quarters of 2015 and 2016. The remaining $542 thousand represents one contingent payment, not to exceed $542 thousand. The payment is subject to the attainment of certain revenue targets during the applicable period. The addition enabled the Corporation to offer a full range of insurance products to both individual and business clients.

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

Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2017, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan and lease losses and lending related commitments, goodwill and intangible assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased pension and post-retirement expense.

C. Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-bearing and non-interest bearing amounts due from banks, and federal funds sold. Cash balances required to meet regulatory reserve requirements of the Federal Reserve Board amounted to $10.4 million and $11.7 million at December 31, 2016 and December 31, 2015, respectively.

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

The Corporation follows ASC 370-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that provides guidance related to accounting for recognition of other-than-temporary impairment for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. Companies are required to record other-than-temporary impairment charges through earnings if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit-related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Corporation has no intent or it is more likely than not that the Corporation would not be required to sell an impaired security before a recovery of its amortized cost basis. The Corporation did not have any other-than-temporary impairments for 2016, 2015 or 2014.

Investments for which the Corporation has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at their amortized cost on the balance sheet. No adjustment for market value fluctuations are recorded related to the held to maturity portfolio.

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

Certain loans which have reached maturity and have been approved for extension or renewal, but for which all required documents have not been fully executed as of the reporting date, are classified as Administratively Delinquent and are not considered to be delinquent. These loans are reported as current in all disclosures.

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

The Corporation’s determination of the adequacy of the Allowance is based on guidance provided in ASC 450 – Contingencies and ASC 310 - Receivables, and involves the periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by the Corporation. Consideration is given to a variety of factors in establishing these estimates. Quantitative factors in the form of historical net charge-off rates by portfolio segment are considered. In connection with these quantitative factors, management establishes what it deems to be an adequate look-back period (“LBP”) for the charge-off history. As of December 31, 2016, the Corporation utilized a five-year LBP, which it believes adequately captures the trends in charge-offs. In addition, management develops an estimate of a loss emergence period (“LEP”) for each segment of the loan portfolio. The LEP estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan. As of December 31, 2016, the Corporation utilized a two-year LEP for its commercial loan segments and a one-year LEP for its consumer loan segments based on analyses of actual charge-offs tracked back in time to the triggering event for the eventual loss. In addition, various qualitative factors are considered, including the specific terms and conditions of loans, changes in underwriting standards, delinquency statistics, industry concentrations and overall exposure of a single customer. In addition, consideration is given to the adequacy of collateral, the dependence on collateral, and the results of internal loan reviews, including a borrower’s financial strengths, their expected cash flows, and their access to additional funds.

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

K. Other Investments and Equity Stocks Without a Readily Determinable Fair Value

Other investments include Community Reinvestment Act (“CRA”) investments and equity stocks without a readily determinable fair value. The Corporation’s investments in equity stocks include those issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank (“FRB”) and Atlantic Central Bankers Bank. The Corporation is required to hold FHLB stock as a condition of its borrowing funds from the FHLB. As of December 31, 2016, the carrying value of the Corporation’s FHLB stock was $17.3 million. In addition, the Corporation is required to hold FRB stock based on the Corporation’s capital. As of December 31, 2016, the carrying value of the Corporation’s FRB stock was $6.9 million. Ownership of FHLB and FRB stock is restricted and there is no market for these securities. For further information on the FHLB stock, see Note 10 – “Short-Term Borrowings and Long-Term FHLB Advances”.

L. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and predetermined rent are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected lease term or the estimated useful lives, whichever is shorter.

M. Pension and Postretirement Benefit Plan

As of December 31, 2016, the Corporation had two non-qualified defined-benefit supplemental executive retirement plans and a postretirement benefit plan as discussed in Note 16 – “Pension and Postretirement Benefit Plans”. Net pension expense related to the defined-benefit consists of service cost, interest cost, return on plan assets, amortization of prior service cost, amortization of transition obligations and amortization of net actuarial gains and losses. Prior to December 31, 2015, the Corporation had a qualified pension plan which was settled on December 31, 2015. As it relates to the costs associated with the post-retirement benefit plan, the costs are recognized as they are incurred.

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

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. If present, the Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the Corporation performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts or payments related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the Statement of Income, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair value of the interest rate swap agreements and changes in the fair value of the hedged items are recorded in the Corporation’s consolidated balance sheets with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the Statement of Income. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. In December 2012, the Corporation entered into a $15 million forward-starting interest rate swap in order to hedge the cash flows of a $15 million floating-rate FHLB borrowing. On November 30, 2015, the start date of the swap, the Corporation elected to terminate the swap.

P. Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period.

All share-based payments, including grants of stock options, restricted stock awards and performance-based stock awards, are recognized as compensation expense in the statement of income at their fair value. The fair value of stock option grants is determined using the Black-Scholes pricing model which considers the expected life of the options, the volatility of stock price, risk-free interest rate and annual dividend yield. The fair value of the restricted stock awards and performance-based awards whose performance is measured based on an internally produced metric is based on their closing price on the grant date, while the fair value of the performance-based stock awards which use an external measure, such as total stockholder return, is based on their grant-date fair value adjusted for the likelihood of attaining certain pre-determined performance goals and is calculated by utilizing a Monte Carlo Simulation model.

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

V. Goodwill and Intangible Assets

The Corporation accounts for goodwill and other intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The goodwill and intangible assets as of December 31, 2016, other than MSRs in Note 1-T above, are related to the acquisitions of Lau Associates, The Private Wealth Management Group of the Hershey Trust Company (“PWMG”), Davidson Trust Company (“DTC”), PCPB and RJM which are components of the Wealth Management segment, and First Keystone Financial, Inc. (“FKF”), First Bank of Delaware (“FBD”) and CBH, which are components of the Banking segment. The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition. Goodwill impairment tests are performed annually, as of October 31, or when events occur or circumstances change that would more likely than not reduce the fair value of the acquisition or investment. Prior to October 31, 2016, the Corporation had performed the goodwill impairment testing as of December 31. During 2016, the Corporation made a voluntary change in the method of applying an accounting principle related to the timing of the annual goodwill impairment assessment from December 31st to October 31st. Management made this decision based on the time intensive nature of the goodwill impairment assessment. Management does not consider this change in impairment testing date to be a material change in application of an accounting principle. Goodwill impairment is tested on a reporting unit level. The Corporation currently has three reporting units: Banking, Wealth Management and Insurance. As of December 31, 2016, the Insurance reporting unit did not meet the quantitative thresholds for separate disclosure as an operating segment and is therefore reported as a component of the Wealth Management segment, based on its internal reporting structure. While the Insurance reporting unit did not meet the threshold for reporting as a separate operating segment, for goodwill and intangible testing, the Insurance segment was tested for impairment. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available

The Corporation’s impairment testing methodology is consistent with the methodology prescribed in ASC 350. Other intangible assets include core deposit intangibles, which were acquired in the FKF merger, the FBD transaction, and the CBH Merger, customer relationships, trade name and non-competition agreements acquired in connection with the acquisitions of DTC, PWMG, Lau Associates, PCPB and RJM. The customer relationships, non-competition agreement and core deposit intangibles are amortized over the estimated useful lives of the assets. The trade name intangibles have indefinite lives and are evaluated for impairment annually.

W. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

X. Recent Accounting Pronouncements

The following recent accounting pronouncements are divided into pronouncements which have been adopted by the Corporation and those which are not yet effective and have been evaluated or are currently being evaluated by the Corporation as of December 31, 2016.

Adopted Pronouncements:

FASB ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”

Issued on August 15, 2014, ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets disclosure requirements for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. As of December 31, 2016, the adoption of FASB ASU 2014-15 has not had an impact on our consolidated financial statements.

FASB ASU 2016-09 (Topic 718), “Improvements to Employee Share-Based Payment Accounting”

In March 2016, the FASB issued ASU No. 2016-09, which changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. The standard is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted if the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Corporation early-adopted ASU 2016-09 during the three months ended September 30, 2016. As a result of the adoption, the Corporation recognized a $565 thousand tax benefit in the Consolidated Statements of Income for the twelve months ended December 31, 2016. The impact of the income tax benefit or expense related to ASU 2016-09 is treated as a discrete item in the calculation of the year-to-date income tax expense. Also, in accordance with the provisions of ASU 2016-09, the Corporation presents excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows using a retrospective transition method. Adoption of all other changes did not have an impact on our consolidated financial statements.

Pronouncements Not Yet Effective:

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers”

Issued in May 2014, ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016- 08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification of certain provisions in Topic 606. These Accounting Standards Codification (“ASC”) updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Corporation is currently in the process of evaluating all revenue streams, accounting policies, practices and reporting to identify and understand any impact on the Corporation’s Consolidated Financial Statements. Our preliminary evaluation suggests that adoption of this guidance is not expected to have a material effect on our Consolidated Financial Statements.

FASB ASU 2017-04 (Topic 350), “Intangibles – Goodwill and Others”

Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. The Corporation is evaluating the effect that ASU 2017-04 will have on its consolidated financial statements and related disclosures.

FASB ASU 2017-01 (Topic 805), “Business Combinations”

Issued in January 2017, ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017 including interim periods within those periods. The Corporation is evaluating the effect that ASU 2017-01 will have on its consolidated financial statements and related disclosures.

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

Note 2 - Business Combinations

Robert J. McAllister Agency, Inc.

The acquisition of RJM, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed on April 1, 2015. The consideration paid totaled $1.0 million, of which $500 thousand was paid at closing, $85 thousand of the first annual payment not to exceed $100 thousand was paid during the second quarter of 2016 and four remaining contingent cash payments, not to exceed $100 thousand each, will be payable on each of March 31, 2017, March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. The $15 thousand difference between the first maximum payment of $100 thousand and the $85 thousand that was actually paid was recognized as other non-interest income. The acquisition will enhance the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

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

Continental Bank Holdings, Inc.

On January 1, 2015, the previously announced merger of CBH with and into the Corporation, and the merger of Continental Bank with and into the Bank, as contemplated by the Agreement and Plan of Merger, by and between CBH and the Corporation, dated as of May 5, 2014 (as amended by the Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, the “Agreement”), were completed. In accordance with the Agreement, the aggregate share consideration paid to CBH shareholders consisted of 3,878,383 shares (which included fractional shares paid in cash) of the Corporation’s common stock. Shareholders of CBH received 0.45 shares of Corporation common stock for each share of CBH common stock they owned as of the effective date of the CBH Merger. Holders of options to purchase shares of CBH common stock received options to purchase shares of Corporation common stock, converted at the same ratio of 0.45. In addition, $1.3 million was paid to certain warrant holders to cash-out certain warrants. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the date of the CBH Merger. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

In connection with the CBH Merger, the following table details the consideration paid, the initial estimated fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition and the subsequent adjustments, during the measurement period, to the fair value of the assets acquired, liabilities assumed and the resulting goodwill recorded:

(dollars in thousands)	Original Estimates	Adjustments to Estimates	Final Valuation
Consideration paid:
Common shares issued (3,878,304)	$121,391	$—	$121,391
Cash in lieu of fractional shares	2	—	2
Cash-out of certain warrants	1,323	—	1,323
Fair value of options assumed	2,343	—	2,343
Value of consideration	125,059	—	125,059

Assets acquired:
Cash and due from banks	17,934	—	17,934
Investment securities available for sale	181,838	—	181,838
Loans*	426,601	(1,864)	424,737
Premises and equipment	9,037	—	9,037
Deferred income taxes	6,288	1,396	7,684
Bank-owned life insurance	12,054	—	12,054
Core deposit intangible	4,191	—	4,191
Favorable lease asset	792	(68)	724
Other assets	18,085	(111)	17,974
Total assets	676,820	(647)	676,173

Liabilities assumed:
Deposits	481,674	—	481,674
FHLB and other long-term borrowings	19,726	—	19,726
Short-term borrowings	108,609	—	108,609
Unfavorable lease liability	2,884	—	2,884
Other liabilities	4,706	1,867	6,573
Total liabilities	617,599	1,867	619,466

Net assets acquired	59,221	(2,514)	56,707

Goodwill resulting from the CBH Merger	$65,838	$2,514	$68,352

*includes $507 thousand of loans held for sale

For the twelve months ended December 31, 2015, adjustments to the fair value of the assets acquired and liabilities assumed were related to circumstances that existed prior to the CBH Merger date, but that were not known to the Corporation. The adjustments included reductions in the fair value of certain loans, unrecorded liabilities of CBH, and an immaterial adjustment to the calculation of a favorable lease asset, which reduced its value, along with the associated deferred tax items.

As of December 31, 2015, the estimates of fair values of the assets acquired and liabilities assumed in the CBH Merger were finalized.

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

Pro Forma Income Statements (unaudited)

The following pro forma income statements for the twelve months ended December 31, 2014, 2015 and 2016 present the pro forma results of operations of the combined institution (CBH and the Corporation) as if the merger occurred on January 1, 2014, January 1, 2015 and January 1, 2016, respectively. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations for the twelve month period ended December 31, 2014. Due to the immaterial contribution to net income of the PCPB and RJM acquisitions, which occurred during the three year period shown in the table, the pro forma effects of the PCPC acquisition and the RJM acquisition are excluded.

	Twelve Months Ended
	December 31,
(dollars in thousands)	2016	2015	2014
Net interest income	$106,236	$100,127	$100,609
Provision for loan and lease losses	4,326	4,396	2,041
Net interest income after provision for loan and lease losses	101,910	95,731	98,568
Non-interest income	54,039	55,960	51,836
Non-interest expense	101,745	125,765	100,011
Income before income taxes	54,204	25,926	50,393
Income tax expense	18,168	9,172	17,673
Net income	$36,036	$16,754	$32,720
Per share data*:
Weighted-average basic shares outstanding	16,859,623	17,488,325	17,444,543
Dilutive shares	168,499	267,996	373,384
Adjusted weighted-average diluted shares	17,028,122	17,756,321	17,817,927
Basic earnings per common share	$2.14	$0.96	$1.88
Diluted earnings per common share	$2.12	$0.94	$1.84

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

	Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2014
Advertising	$—	$162	$10
Employee benefits	—	258	23
Furniture, fixtures and equipment	—	159	9
Information technology	—	1,168	44
Professional fees	—	2,471	1,340
Salaries and wages	—	1,868	346
Other	—	584	601
Total due diligence and merger-related expenses	$—	$6,670	$2,373

Note 3 - Goodwill & Other Intangible Assets

The Corporation completed an annual impairment test for goodwill and other intangibles as of December 31, 2015 and October 31, 2016. During 2016, the Corporation made a voluntary change in the method of applying an accounting principle related to the timing of the annual goodwill impairment assessment from December 31st to October 31st. Management made this decision based on the time intensive nature of the goodwill impairment assessment. Management does not consider this change in impairment testing date to be a material change in application of an accounting principle. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. There was no goodwill impairment and no material impairment to identifiable intangible assets recorded during 2015 or 2016. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates in July 2008, FKF in July 2010, PWMG in May 2011, DTC in May 2012, FBD in November 2012, PCPB in October 2014, CBH in January 2015 and RJM in April 2015 for the years ended December 31, 2016 and 2015 are as follows:

(dollars in thousands)	Beginning Balance 12/31/15	Additions/ Adjustments	Amortization	Ending Balance 12/31/16	Initial Amortization Period
Goodwill – Wealth reporting unit	$20,412	$—	$—	$20,412		Indefinite
Goodwill – Banking reporting unit	80,783	—	—	80,783		Indefinite
Goodwill – Insurance reporting unit	3,570	—	—	3,570		Indefinite
Total	$104,765	$—	$—	$104,765

Core deposit intangible	$4,272	$—	(825)	$3,447		10 years
Customer relationships	14,384	—	(1,328)	13,056	10	to	20 years
Non-compete agreements	2,932	—	(1,298)	1,634	5	to	10 years
Trade name	2,165	—	—	2,165		Indefinite
Favorable lease asset	150	—	(47)	103	17	to	75 months
Total	$23,903	$—	(3,498)	$20,405

Grand total	$128,668	$—	(3,498)	$125,170

(dollars in thousands)	Beginning Balance 12/31/14	Additions/ Adjustments	Amortization/ Impairment	Ending Balance 12/31/15	Amortization Period
Goodwill – Wealth reporting unit	$20,412	$—	$—	$20,412		Indefinite
Goodwill – Banking reporting unit	12,431	68,352	—	80,783		Indefinite
Goodwill – Insurance reporting unit	2,938	632	—	3,570		Indefinite
Total	$35,781	$68,984	$—	$104,765

Core deposit intangible	$1,066	$4,191	$(985)	$4,272		10 years
Customer relationships	15,562	424	(1,602)	14,384	10	to	20 years
Non-compete agreements	3,728	257	(1,053)	2,932	5	to	10 years
Trade name	2,165	—	—	2,165		Indefinite
Favorable lease asset	—	724	(574)	150	17	to	75 months
Total	$22,521	$5,596	$(4,214)	$23,903

Grand total	$58,302	$74,580	$(4,214)	$128,668

Note 4 - Investment Securities

The amortized cost and fair value of investments, which were classified as available for sale, are as follows:

As of December 31, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,094	$3	$—	$200,097
Obligations of the U.S. government and agencies	83,111	167	(1,080)	82,198
Obligations of state and political subdivisions	33,625	26	(121)	33,530
Mortgage-backed securities	185,997	1,260	(1,306)	185,951
Collateralized mortgage obligations	49,488	108	(902)	48,694
Other investments	16,575	105	(154)	16,526
Total	$568,890	$1,669	$(3,563)	$566,996

As of December 31, 2015

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$—	$(1)	$100
Obligations of the U.S. government and agencies	101,342	470	(317)	101,495
Obligations of state and political subdivisions	41,892	123	(49)	41,966
Mortgage-backed securities	157,422	1,482	(215)	158,689
Collateralized mortgage obligations	29,756	166	(123)	29,799
Other investments	17,263	38	(384)	16,917
Total	$347,776	$2,279	$(1,089)	$348,966

The following table shows the amount of available for sale investment securities that were in an unrealized loss position at December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$62,211	$(1,080)	$—	$—	$62,211	$(1,080)
Obligations of state and political subdivisions	24,482	(121)	—	—	24,482	(121)
Mortgage-backed securities	101,433	(1,306)	—	—	101,433	(1,306)
Collateralized mortgage obligations	35,959	(902)	—	—	35,959	(902)
Other investments	2,203	(93)	11,895	(61)	14,098	(154)
Total	$226,288	$(3,502)	$11,895	$(61)	$238,183	$(3,563)

The following table shows the amount of available for sale investment securities that were in an unrealized loss position at December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$100	$(1)	$—	$—	$100	$(1)
Obligations of the U.S. government and agencies	49,759	(317)	—	—	49,759	(317)
Obligations of state and political subdivisions	18,725	(46)	2,016	(3)	20,741	(49)
Mortgage-backed securities	55,763	(215)	—	—	55,763	(215)
Collateralized mortgage obligations	6,407	(85)	2,436	(38)	8,843	(123)
Other investments	3,945	(238)	11,810	(146)	15,755	(384)
Total	$134,699	$(902)	$16,262	$(187)	$150,961	$(1,089)

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

At December 31, 2016, securities having a fair value of $119.4 million were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of December 31, 2016 and 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value
Investment securities*:
Due in one year or less	$213,876	$213,885
Due after one year through five years...	40,335	40,270
Due after five years through ten years	45,840	44,914
Due after ten years	18,079	18,055
Subtotal	318,130	317,124
Mortgage-related securities	235,485	234,644
Total	$553,615	$551,768

*Included in the investment portfolio, but not in the table above, are mutual funds with an amortized cost and fair value, as of December 31, 2016, of $15.3 million and $15.2 million, respectively, which have no stated maturity.

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

Proceeds from the sale of available for sale investment securities totaled $276 thousand, $64.9 million and $24.4 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively. Net loss on sale of available for sale investment securities for the twelve months ended December 31, 2016 totaled $77 thousand. Net gain on sale of available for sale investment securities for the twelve months ended December 31, 2015 and 2014 totaled $931 thousand and $471 thousand, respectively.

The amortized cost and fair value of investment securities held to maturity as of December 31, 2016 are as follows:

As of December 31, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$2,879	$—	$(61)	$2,818
Total	$2,879	$—	$(61)	$2,818

The following table shows the amount of held to maturity securities that were in an unrealized loss position at December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,818	$(61)	$—	$—	$2,818	$(61)
Total	$2,818	$(61)	$—	$—	$2,818	$(61)

The amortized cost and fair value of held to maturity investment securities as of December 31, 2016, by contractual maturity, are shown below:

	December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value
Mortgage-related securities[1]	2,879	2,818
Total	$2,879	$2,818

1 Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2015, there were no investments held to maturity.

As of December 31, 2016 and December 31, 2015, the Corporation’s investment securities held in trading accounts totaled $3.9 million and $4.0 million, respectively, and consist solely of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

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

A. The table below details all portfolio loans and leases as of the dates indicated:

	December 31, 2016	December 31, 2015
Loans held for sale	$9,621	$8,987
Real estate loans:
Commercial mortgage	$1,110,898	$964,259
Home equity lines and loans	207,999	209,473
Residential mortgage	413,540	406,404
Construction	141,964	90,421
Total real estate loans	1,874,401	1,670,557
Commercial and industrial	579,791	524,515
Consumer	25,341	22,129
Leases	55,892	51,787
Total portfolio loans and leases	2,535,425	2,268,988
Total loans and leases	$2,545,046	$2,277,975
Loans with fixed rates	$1,130,172	$1,103,622
Loans with adjustable or floating rates	1,414,874	1,174,353
Total loans and leases	$2,545,046	$2,277,975
Net deferred loan origination fees included in the above loan table	$(735)	$(70)

    The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

	December 31, 2016	December 31, 2015
Loans held for sale	$9,621	$8,987
Real estate loans:
Commercial mortgage	$946,879	$772,571
Home equity lines and loans	178,450	171,189
Residential mortgage	342,268	316,487
Construction	141,964	87,155
Total real estate loans	1,609,561	1,347,402
Commercial and industrial	550,334	462,746
Consumer	25,200	21,934
Leases	55,892	51,787
Total portfolio loans and leases	2,240,987	1,883,869
Total loans and leases	$2,250,608	$1,892,856
Loans with fixed rates	$992,917	$932,575
Loans with adjustable or floating rates	1,257,691	960,281
Total originated loans and leases	$2,250,608	$1,892,856
Net deferred loan origination fees included in the above loan table	(735)	(70)

     The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

	December 31, 2016	December 31, 2015
Real estate loans:
Commercial mortgage	$164,019	$191,688
Home equity lines and loans	29,549	38,284
Residential mortgage	71,272	89,917
Construction	—	3,266
Total real estate loans	264,840	323,155
Commercial and industrial	29,457	61,769
Consumer	141	195
Total portfolio loans and leases	294,438	385,119
Total loans and leases	$294,438	$385,119
Loans with fixed rates	$137,255	$171,047
Loans with adjustable or floating rates	157,183	214,072
Total acquired loans and leases	$294,438	$385,119

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	December 31, 2016	December 31, 2015
Minimum lease payments receivable	$62,379	$58,422
Unearned lease income	(8,608)	(8,919)
Initial direct costs and deferred fees	2,121	2,284
Total	$55,892	$51,787

C. Non-Performing Loans and Leases(1)

The following table details all non-performing portfolio loans and leases as of the dates indicated:

(dollars in thousands)	December 31, 2016	December 31, 2015
Non-accrual loans and leases:
Commercial mortgage	$320	$829
Home equity lines and loans	2,289	2,027
Residential mortgage	2,658	3,212
Construction	—	34
Commercial and industrial	2,957	4,133
Consumer	2	—
Leases	137	9
Total	$8,363	$10,244

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $344 thousand and $661 thousand of purchased credit-impaired loans as of December 31, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition.

    The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	December 31, 2016	December 31, 2015
Non-accrual originated loans and leases:
Commercial mortgage	$265	$279
Home equity lines and loans	2,169	1,788
Residential mortgage	1,654	1,964
Construction	—	34
Commercial and industrial	941	3,044
Consumer	2	—
Leases	137	9
Total	$5,168	$7,118

The following table details non-performing acquired portfolio loans(1) as of the dates indicated:

(dollars in thousands)	December 31, 2016	December 31, 2015
Non-accrual acquired loans and leases:
Commercial mortgage	$55	$550
Home equity lines and loans	120	239
Residential mortgage	1,004	1,248
Commercial and industrial	2,016	1,089
Total	$3,195	$3,126

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $344 thousand and $661 thousand of purchased credit-impaired loans as of December 31, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	December 31, 2016	December 31, 2015
Outstanding principal balance	$18,091	$24,879
Carrying amount(1)	$12,432	$16,846

(1)

Includes $368 thousand and $699 thousand of purchased credit-impaired loans as of December 31, 2016 and December 31, 2015, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $344 thousand and $661 thousand of purchased credit-impaired loans as of December 31, 2016 and December 31, 2015, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the twelve months ended December 31, 2016:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2015	$6,115
Accretion	(1,858)
Reclassifications from nonaccretable difference	182
Additions/adjustments	68
Disposals	(1,274)
Balance, December 31, 2016	$3,233

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$666	$722	$—	$1,388	$1,109,190	$1,110,578	$320	$1,110,898
Home equity lines and loans	11	—	—	11	205,699	205,710	2,289	207,999
Residential mortgage	823	490	—	1,313	409,569	410,882	2,658	413,540
Construction	—	—	—	—	141,964	141,964	—	141,964
Commercial and industrial	36	—	—	36	576,798	576,834	2,957	579,791
Consumer	10	5	—	15	25,324	25,339	2	25,341
Leases	177	86	—	263	55,492	55,755	137	55,892
	$1,723	$1,303	$—	$3,026	$2,524,036	$2,527,062	$8,363	$2,535,425

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,126	$211	$—	$1,337	$962,093	$963,430	$829	$964,259
Home equity lines and loans	1,596	15	—	1,611	205,835	207,446	2,027	209,473
Residential mortgage	1,923	74	—	1,997	401,195	403,192	3,212	406,404
Construction	—	—	—	—	90,387	90,387	34	90,421
Commercial and industrial	99	39	—	138	520,244	520,382	4,133	524,515
Consumer	20	—	—	20	22,109	22,129	—	22,129
Leases	375	123	—	498	51,280	51,778	9	51,787
	$5,139	$462	$—	$5,601	$2,253,143	$2,258,744	$10,244	$2,268,988

*included as “current” are $15.3 million and $10.5 million of loans and leases as of December 31, 2016 and 2015, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$—	$722	$—	$722	$945,892	$946,614	$265	$946,879
Home equity lines and loans	11	—	—	11	176,270	176,281	2,169	178,450
Residential mortgage	773	64	—	837	339,778	340,615	1,653	342,268
Construction	—	—	—	—	141,964	141,964	—	141,964
Commercial and industrial	—	—	—	—	549,393	549,393	941	550,334
Consumer	10	5	—	15	25,183	25,198	2	25,200
Leases	177	86	—	263	55,492	55,755	137	55,892
	$971	$877	$—	$1,848	$2,233,972	$2,235,820	$5,167	$2,240,987

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,016	$155	$—	$1,171	$771,121	$772,292	$279	$772,571
Home equity lines and loans	1,445	—	—	1,445	167,956	169,401	1,788	171,189
Residential mortgage	1,475	9	—	1,484	313,039	314,523	1,964	316,487
Construction	—	—	—	—	87,121	87,121	34	87,155
Commercial and industrial	—	—	—	—	459,702	459,702	3,044	462,746
Consumer	20	—	—	20	21,914	21,934	—	21,934
Leases	375	123	—	498	51,280	51,778	9	51,787
	$4,331	$287	$—	$4,618	$1,872,133	$1,876,751	$7,118	$1,883,869

*included as “current” are $13.5 million and $10.1 million of loans and leases as of December 31, 2016 and 2015, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$666	$—	$—	$666	$163,298	$163,964	$55	$164,019
Home equity lines and loans	—	—	—	—	29,429	29,429	120	29,549
Residential mortgage	50	426	—	476	69,791	70,267	1,005	71,272
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	36	—	—	36	27,405	27,441	2,016	29,457
Consumer	—	—	—	—	141	141	—	141
	$752	$426	$—	$1,178	$290,064	$291,242	$3,196	$294,438

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$110	$56	$—	$166	$190,972	$191,138	$550	$191,688
Home equity lines and loans	151	15	—	166	37,879	38,045	239	38,284
Residential mortgage	448	65	—	513	88,156	88,669	1,248	89,917
Construction	—	—	—	—	3,266	3,266	—	3,266
Commercial and industrial	99	39	—	138	60,542	60,680	1,089	61,769
Consumer	—	—	—	—	195	195	—	195
	$808	$175	$—	$983	$381,010	$381,993	$3,126	$385,119
*included as “current” are $1.8 million and $418 thousand of loans and leases as of December 31, 2016 and 2015, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the twelve months ended December 31, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2015	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857
Charge-offs	(110)	(592)	(306)	—	(1,298)	(173)	(808)	—	(3,287)
Recoveries	62	68	48	64	93	23	232	—	590
Provision for loan and lease losses	1,076	472	435	845	738	161	617	(18)	4,326
Balance, December 31, 2016	$6,227	1,255	1,917	2,233	5,142	153	559	—	17,486

The following table details the roll-forward of the Allowance for the twelve months ended December 31, 2015:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2014	$3,948	$1,917	$1,736	$1,367	$4,533	$238	$468	$379	$14,586
Charge-offs	(50)	(774)	(791)	—	(1,220)	(177)	(442)	—	(3,454)
Recoveries	27	98	35	4	35	29	101	—	329
Provision for loan and lease losses	1,274	66	760	(47)	2,261	52	391	(361)	4,396
Balance December 31, 2015	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

The following table details the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2016 and December 31, 2015:

(dollars in thousands) As of December 31, 2016	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$73	$—	$5	$8	$—	$—	$86
Collectively evaluated for impairment	6,227	1,255	1,844	2,233	5,137	145	559	—	17,400
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486
As of December 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$115	$54	$—	$519	$5	$—	$—	$693
Collectively evaluated for impairment	5,199	1,192	1,686	1,324	5,090	137	518	18	15,164
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2016 and December 31, 2015:

(dollars in thousands) As of December 31, 2016	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$1,576	$2,354	$7,266	$—	$2,946	$31	$—	$14,173
Collectively evaluated for impairment	1,098,788	205,540	406,271	141,964	575,055	25,310	55,892	2,508,820
Purchased credit-impaired(1)	10,534	105	3	—	1,790	—	—	12,432
Total	$1,110,898	$207,999	$413,540	$141,964	$579,791	$25,341	$55,892	$2,535,425
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$349	$1,980	$7,754	$33	$4,240	$30	$—	$14,386
Collectively evaluated for impairment	952,448	207,378	398,635	89,625	515,784	22,099	51,787	2,237,756
Purchased credit-impaired(1)	11,462	115	15	763	4,491	—	—	16,846
Total	$964,259	$209,473	$406,404	$90,421	$524,515	$22,129	$51,787	$2,268,988

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2016 and December 31, 2015:

(dollars in thousands) As of December 31, 2016	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$45	$—	$5	$8	$—	$—	$58
Collectively evaluated for impairment	6,227	1,255	1,844	2,233	5,137	145	559	—	17,400
Total	$6,227	$1,255	$1,889	$2,233	$5,142	$153	$559	$—	$17,458
As of December 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$115	$54	$—	$519	$5	$—	$—	$693
Collectively evaluated for impairment	5,199	1,192	1,686	1,324	5,090	137	518	18	15,164
Total	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857

The following table details the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2016 and December 31, 2015:

(dollars in thousands) As of December 31, 2016	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$1,521	$2,319	$4,111	$—	$1,190	$31	$—	$9,172
Collectively evaluated for impairment	945,358	176,131	338,157	141,964	549,144	25,169	55,892	2,231,815
Total	$946,879	$178,450	$342,268	$141,964	$550,334	$25,200	$55,892	$2,240,987
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$279	$1,832	$4,394	$33	$3,229	$30	$—	$9,797
Collectively evaluated for impairment	772,292	169,357	312,093	87,122	459,517	21,904	51,787	1,874,072
Total	$772,571	$171,189	$316,487	$87,155	$462,746	$21,934	$51,787	$1,883,869

The following table details the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2016 and December 31, 2015:

(dollars in thousands) As of December 31, 2016	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$28	$—	$—	$—	$—	$—	$28
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$28	$—	$—	$—	$—	$—	$28
As of December 31, 2015
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2016 and December 31, 2015:

(dollars in thousands) As of December 31, 2016	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$55	35	3,155	—	1,756	—	—	5,001
Collectively evaluated for impairment	153,430	29,409	68,114	—	25,911	141	—	277,005
Purchased credit-impaired(1)	10,534	105	3	—	1,790	—	—	12,432
Total	$164,019	29,549	71,272	—	29,457	141	—	294,438
As of December 31, 2015
Carrying value of loans and leases:
Individually evaluated for impairment	$70	$148	$3,360	$—	$1,011	$—	$—	$4,589
Collectively evaluated for impairment	180,156	38,021	86,542	2,503	56,267	195	—	363,684
Purchased credit-impaired(1)	11,462	115	15	763	4,491	—	—	16,846
Total	$191,688	$38,284	$89,917	$3,266	$61,769	$195	$—	$385,119

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2016 and December 31, 2015:

Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Pass	$1,099,557	$946,887	$140,370	$88,653	$570,342	$510,040	$1,810,269	$1,545,580
Special Mention	1,892	7,029	—	—	2,315	1,123	4,207	8,152
Substandard	9,449	10,343	1,594	1,768	5,512	13,352	16,555	25,463
Doubtful	—	—	—	—	1,622	—	1,622	—
Total	$1,110,898	$964,259	$141,964	$90,421	$579,791	$524,515	$1,832,653	$1,579,195

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Performing	$410,882	$403,192	$205,710	$207,446	$25,339	$22,129	$55,755	$51,778	$697,686	$684,545
Non-performing	2,658	3,212	2,289	2,027	2	—	137	9	5,086	5,248
Total	$413,540	$406,404	$207,999	$209,473	$25,341	$22,129	$55,892	$51,787	$702,772	$689,793

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2016 and December 31, 2015:

Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Pass	$936,737	$758,240	$140,370	$86,065	$544,876	$454,454	$1,621,983	$1,298,759
Special Mention	1,892	7,029	—	—	2,279	1,015	4,171	8,044
Substandard	8,250	7,302	1,594	1,090	3,054	7,277	12,898	15,669
Doubtful	—	—	—	—	125	—	125	—
Total	$946,879	$772,571	$141,964	$87,155	$550,334	$462,746	$1,639,177	$1,322,472

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Performing	$340,615	$314,523	$176,281	$169,401	$25,198	$21,934	$55,755	$51,778	$597,849	$557,636
Non-performing	1,653	1,964	2,169	1,788	2	—	137	9	3,961	3,761
Total	$342,268	$316,487	$178,450	$171,189	$25,200	$21,934	$55,892	$51,787	$601,810	$561,397

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2016 and December 31, 2015:

Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Pass	$162,820	$188,647	$—	$2,588	$25,466	$55,586	$188,286	$246,821
Special Mention	—	—	—	—	36	108	36	108
Substandard	1,199	3,041	—	678	2,458	6,075	3,657	9,794
Doubtful	—	—	—	—	1,497	—	1,497	—
Total	$164,019	$191,688	$—	$3,266	$29,457	$61,769	$193,476	$256,723

Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Total
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Performing	$70,267	$88,669	$29,429	$38,045	$141	$195	99,837	$126,909
Non-performing	1,005	1,248	120	239	—	—	1,125	1,487
Total	$71,272	$89,917	$29,549	$38,284	$141	$195	100,962	$128,396

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	December 31, 2016	December 31, 2015
TDRs included in nonperforming loans and leases	$2,632	$1,935
TDRs in compliance with modified terms	6,395	4,880
Total TDRs	$9,027	$6,815

The following table presents information regarding loan and lease modifications categorized as TDRs for the twelve months ended December 31, 2016:

	For the Twelve Months Ended December 31, 2016
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial mortgage	1	$1,256	$1,256
Residential	2	141	148
Home equity lines and loans	6	265	265
Commercial and industrial	4	1,006	1,006
Leases	3	104	104
Total	16	$2,772	$2,779

The following table presents information regarding the types of loan and lease modifications made for the twelve months ended December 31, 2016:

	Number of Contracts
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Commercial mortgage	—	1	—	—	—	—
Residential	—	—	2	—	—	—
Home equity lines and loans	—	—	—	6	—
Commercial and industrial	—	3	—	—	—	1
Leases	—	—	—	—	3	—
Total	—	4	2	6	3	1

The following table presents information regarding loan and lease modifications categorized as TDRs for the twelve months ended December 31, 2015:

	For the Twelve Months Ended December 31, 2015
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	4	$2,181	$2,181
Home equity lines and loans	1	22	22
Leases	2	66	66
Total	7	$2,269	$2,269

The following table presents information regarding the types of loan and lease modifications made for the twelve months ended December 31, 2015:

	Number of Contracts
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Residential	—	—	2	2	—	—
Home equity lines and loans	—	—	—	1	—	—
Leases	—	—	—	—	2	—
Total	—	—	2	3	2	—

During the twelve months ended December 31, 2016, there were no defaults of loans that had received troubled debt restructurings in 2015.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the twelve months ended December 31, 2016, 2015 and 2014 (purchased credit-impaired loans are not included in the tables):

(dollars in thousands) As of or for the Twelve Months Ended December 31, 2016	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Residential mortgage	$622	$622	$73	$639	$27	$—
Commercial and industrial	84	84	5	103	5	—
Consumer	31	31	8	33	2	—
Total	737	737	86	775	34	—

Impaired loans* without related allowance:
Commercial mortgage	1,577	1,577	—	1,583	70	—
Home equity lines and loans	2,354	2,778	—	2,833	25	—
Residential mortgage	6,644	6,970	—	7,544	276	—
Commercial and industrial	2,862	3,692	—	8,362	146	—
Total	13,437	15,017	—	20,322	517	—
						—
Grand total	$14,174	$15,754	$86	$21,097	$551	$—

*The table above does not include the recorded investment of $240 thousand of impaired leases without a related allowance for loan and lease losses.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands) As of or for the Twelve Months Ended December 31, 2015	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Home equity lines and loans	$115	$115	$115	$125	$4	$—
Residential mortgage	515	527	54	531	23	—
Commercial and industrial	2,011	2,002	519	2,215	49	—
Consumer	30	30	5	31	1	—
Total	2,671	2,674	693	2,902	77	—

Impaired loans* without related allowance:
Commercial mortgage	349	358	—	361	9	—
Home equity lines and loans	1,865	2,447	—	2,605	46	—
Residential mortgage	7,239	8,166	—	8,085	257	—
Construction	33	996	—	1,087	—	—
Commercial and industrial	2,229	3,089	—	4,985	124	—
Total	11,715	15,056	—	17,123	436	—
						—
Grand total	$14,386	$17,730	$693	$20,025	$513	$—

*The table above does not include the recorded investment of $77 thousand of impaired leases without a related allowance for loan and lease losses.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands) As of or for the Twelve Months Ended December 31, 2014	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Home equity lines and loans	$111	$198	$4	$197	$—	$—
Residential mortgage	3,273	3,260	184	3,289	112	—
Commercial and industrial	2,069	2,527	448	2,577	49	—
Consumer	31	32	32	32	1	—
Total	5,484	6,017	668	6,095	162	—

Impaired loans* without related allowance:
Commercial mortgage	97	97	—	103	4	—
Home equity lines and loans	1,044	1,137	—	1,251	12	—
Residential mortgage	5,369	5,794	—	6,210	152	—
Construction	264	1,225	—	1,427	—	—
Commercial and industrial	1,391	1,403	—	1,430	11	—
Total	8,165	9,656	—	10,421	179	—
						—
Grand total	$13,649	$15,673	$668	$16,516	$341	$—

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

The following tables detail, for acquired loans, the outstanding principal, remaining loan mark, and recorded investment, by portfolio segment, as of the dates indicated:

(dollars in thousands)	As of December 31, 2016
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$168,612	$(4,593)	$164,019
Home equity lines and loans	31,236	(1,687)	29,549
Residential mortgage	73,902	(2,630)	71,272
Commercial and industrial	32,812	(3,355)	29,457
Consumer	163	(22)	141
Total	$306,725	$(12,287)	$294,438

(dollars in thousands)	As of December 31, 2015
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$197,532	$(5,844)	$191,688
Home equity lines and loans	40,258	(1,974)	38,284
Residential mortgage	93,230	(3,313)	89,917
Construction	3,807	(541)	3,266
Commercial and industrial	67,181	(5,412)	61,769
Consumer	220	(25)	195
Total	$402,228	$(17,109)	$385,119

Note 6 - Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of foreclosures or deeds in-lieu-of foreclosure. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. As of December 31, 2016 the balance of OREO is comprised of seven single-family residential properties.

The summary of the change in other real estate owned, which is included as a component of other assets on the Corporation's Consolidated Balance Sheets, is as follows:

	December 31,
(dollars in thousands)	2016	2015
Balance January 1	$2,638	$1,147
Additions	355	2,673
Impairments	(94)	(89)
Sales	(1,882)	(1,093)
Balance December 31	$1,017	$2,638

Note 7 - Premises and Equipment

A. A summary of premises and equipment is as follows:

	December 31,
(dollars in thousands)	2016	2015
Land	$5,306	$5,306
Buildings	24,998	24,820
Furniture and equipment	36,930	34,758
Leasehold improvements	24,713	24,596
Construction in progress	56	500
Less: accumulated depreciation	(50,225)	(44,641)
Total	$41,778	$45,339

Depreciation and amortization expense related to the assets detailed in the above table for the years ended December 31, 2016, 2015, and 2014 amounted to $5.8 million, $5.1 million, and $3.6 million, respectively.

B. Future minimum cash rent commitments under various operating leases as of December 31, 2016 are as follows:

(dollars in thousands)
2016	$4,234
2017	4,166
2018	3,908
2019	3,345
2020	2,721
2021 and thereafter	13,109
Total	$31,483

Rent expense on leased premises and equipment for the years ended December 31, 2016, 2015 and 2014 amounted to $4.6 million, $5.1 million, and $3.3 million, respectively.

Note 8 - Mortgage Servicing Rights (“MSR”s)

A. The following summarizes the Corporation’s activity related to MSRs for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Balance, January 1	$5,142	$4,765	$4,750
Additions	1,321	1,037	547
Amortization	(750)	(590)	(476)
Impairment	(131)	(70)	(56)
Balance, December 31	$5,582	$5,142	$4,765
Fair value	$6,154	$5,726	$5,456
Residential mortgage loans serviced for others	$631,889	$601,939	$590,660

B. The following summarizes the Corporation’s activity related to changes in the impairment valuation allowance of MSRs for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Balance, January 1	$(1,674)	$(1,604)	$(1,548)
Impairment	(715)	(123)	(97)
Recovery	584	53	41
Balance, December 31	$(1,805)	$(1,674)	$(1,604)

C. Other MSR Information – At December 31, 2016, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)
Fair value amount of MSRs	$6,154
Weighted average life (in years)	6.3
Prepayment speeds (constant prepayment rate)*	10.2%
Impact on fair value:
10% adverse change	$(115)
20% adverse change	$(238)
Discount rate	9.55%
Impact on fair value:
10% adverse change	$(225)
20% adverse change	$(434)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

At December 31, 2016, 2015 and 2014, the fair value of the MSRs was $6.2 million, $5.7 million, and $5.5 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 9 - Deposits

A. The following table details the components of deposits:

	As of December 31,
(dollars in thousands)	2016	2015
Savings	$232,193	$187,299
NOW accounts*	380,057	339,366
Market rate accounts*	835,296	816,938
Retail time deposits, less than $100	139,276	123,113
Retail time deposits, $100 or more	183,636	106,140
Wholesale time deposits	73,037	53,185
Total interest-bearing deposits	1,843,495	1,626,041
Non-interest-bearing deposits	736,180	626,684
Total deposits	$2,579,675	$2,252,725

*	Includes wholesale deposits.

The aggregate amount of deposit and mortgage escrow overdrafts included as loans as of December 31, 2016 and 2015 were $818 thousand and $840 thousand, respectively.

B. The following tables detail the maturities of retail time deposits:

	As of December 31, 2016
(dollars in thousands)	$100 or more	Less than $100
Maturing during:
2017	$154,965	$107,043
2018	16,281	17,152
2019	4,982	8,011
2020	3,044	3,466
2021 and thereafter	4,364	3,604
Total	$183,636	$139,276

C. The following tables detail the maturities of wholesale time deposits:

	As of December 31, 2016
(dollars in thousands)	$100 or more	Less than $100
Maturing during:
2017	$72,783	$254
Total	$72,783	$254

Note 10 - Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings – As of December 31, 2016 and 2015, the Corporation had $204.2 million and $94.2 million of short-term borrowings (original maturity of one year or less), respectively, which consisted of funds obtained from overnight repurchase agreements with commercial customers, an overnight repurchase agreement with a correspondent bank, short-term FHLB advances and overnight federal funds.

A summary of short-term borrowings is as follows:

	As of December 31,
(dollars in thousands)	2016	2015
Repurchase agreements* – commercial customers	$39,151	$29,156
Repurchase agreement – correspondent bank	—	5,011
Short-term FHLB advances	165,000	30,000
Overnight federal funds	—	30,000
Total short-term borrowings	$204,151	$94,167

* overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	As of or Twelve Months Ended December 31,
(dollars in thousands)	2016	2015
Balance at period-end	$204,151	$94,167
Maximum amount outstanding at any month end	$204,151	$94,167
Average balance outstanding during the period	$37,041	$36,010
Weighted-average interest rate:
As of the period-end	0.66%	0.56%
Paid during the period	0.25%	0.13%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances:

As of December 31, 2016 and 2015, the Corporation had $189.7 million and $254.9 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of the long-term FHLB advances:

	As of December 31,
(dollars in thousands)	2016	2015
Within one year	$75,000	$75,000
Over one year through five years	114,742	179,863
Total	$189,742	$254,863

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range*		Weighted Average	Coupon Rate		Balance at December 31,
Description	From	To	Rate	From	To	2016	2015
Bullet maturity – fixed rate	02/01/17	12/09/20	1.44%	0.80%	2.13%	153,612	198,612
Bullet maturity – variable rate	11/28/17	11/28/17	1.08%	1.08%	1.08%	15,000	35,000
Convertible-fixed	01/03/18	08/20/18	2.94%	2.58%	3.50%	21,130	21,251
Total						$189,742	$254,863

*Maturity range and interest rates refers to December 31, 2016 balances
**Loans from correspondent banks other than FHLB

Included in the table above as of December 31, 2016 and 2015 are $21.1 million and $21.3 million, respectively, of long-term FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of December 31, 2016, substantially all the FHLB advances with this convertible feature are subject to conversion in fiscal 2017. These advances are included in the periods in which they mature, rather than the period in which they are subject to conversion.

C. Other Information –In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $17.3 million at December 31, 2016, and $12.9 million at December 31, 2015. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity (“MBC”) with the FHLB of $1.22 billion as of December 31, 2016 of which the unused capacity was $886.0 million. In addition there were $79.0 million in overnight federal funds line, $117.3 million of Federal Reserve Discount Window capacity and $5.0 million in a correspondent bank line of credit.

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

On November 30, 2015, the Corporation elected to terminate the Swap and as a result, as of both December 31, 2016 and 2015, the Corporation held no derivative positions.

The following table details the Corporation’s derivative positions as of the December 31, 2014:

(dollars in thousands)
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Projected Receive Rate	Pay Fixed Swap Rate	Fair Value of Asset (Liability)
$15,000	12/13/2012	11/30/2015	11/28/2022	US 3-Month LIBOR	2.335%	2.376%	$(39)

For the twelve months ended December 31, 2015, the tax-effected accumulated other comprehensive loss associated with the Swap increased by $372 thousand. For the twelve months ended December 31, 2015, the Corporation reclassified $611 thousand, net of income tax benefit of $214 thousand from accumulated other comprehensive loss into earnings. During the twelve month periods ended December 31, 2014, there were no reclassifications of the Swap’s fair value from other comprehensive income to earnings.

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

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		As of December 31,
		2016		2015
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$50,765	$50,765	$143,067	$143,067
Investment securities - available for sale	See Note 14	566,996	566,996	348,966	348,966
Investment securities - trading	See Note 14	3,888	3,888	3,950	3,950
Investment securities – held to maturity	Level 2	2,879	2,818	—	—
Loans held for sale	Level 2	9,621	9,621	8,987	8,987
Net portfolio loans and leases	Level 3	2,517,939	2,505,546	2,253,131	2,273,947
Mortgage servicing rights	Level 3	5,582	6,154	5,142	5,726
Other assets	Level 3	34,465	34,465	30,271	30,271

Total financial assets		$3,192,135	$3,180,253	$2,793,514	$2,814,914

Financial liabilities:
Deposits	Level 2	$2,579,675	$2,579,011	$2,252,725	$2,251,703
Short-term borrowings	Level 2	204,151	204,151	94,167	94,156
FHLB advances and other borrowings	Level 2	189,742	186,863	254,863	254,796
Subordinated notes	Level 2	29,532	29,228	29,479	27,453
Other liabilities	Level 2	37,303	37,303	34,052	34,052

Total financial liabilities		$3,040,403	$3,036,556	$2,665,286	$2,662,160

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at December 31, 2016 and 2015 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring basis as of December 31, 2016:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities (available for sale and trading):
U.S. Treasury securities	$200.1	$200.1	$—	$—
Obligations of U.S. government & agencies	82.2	—	82.2	—
Obligations of state & political subdivisions	33.5	—	33.5	—
Mortgage-backed securities	188.8	—	188.8	—
Collateralized mortgage obligations	48.7	—	48.7	—
Mutual funds	19.1	19.1	—	—
Other debt securities	1.3	—	1.3	—
Total assets measured on a recurring basis at fair value	$573.7	$219.2	$354.5	$—

Fair value of assets measured on a non-recurring basis as of December 31, 2016:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$6.2	$—	$—	$6.2
Impaired loans and leases	14.3	—	—	14.3
OREO	1.0	—	—	1.0

Total assets measured at fair value on a non-recurring basis	$21.5	$—	$—	$21.5

Fair value of assets measured on a recurring basis as of December 31, 2015:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of U.S. government & agencies	101.5	—	101.5	—
Obligations of state & political subdivisions	42.0	—	42.0	—
Mortgage-backed securities	158.7	—	158.7	—
Collateralized mortgage obligations	29.8	—	29.8	—
Mutual funds	19.2	19.2	—	—
Other debt securities	1.6	—	1.6	—
Total assets measured on a recurring basis at fair value	$352.9	$19.3	$333.6	$—

Fair value of assets measured on a non-recurring basis as of December 31, 2015:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$5.7	$—	$—	$5.7
Impaired loans and leases	13.8	—	—	13.8
OREO	2.6	—	—	2.6

Total assets measured at fair value on a non-recurring basis	$22.1	$—	$—	$22.1

For the twelve months ended December 31, 2016, a net decrease of $607 thousand in the Allowance was recorded and for the twelve months ended December 31, 2015, a net increase of $448 thousand in the Allowance was recorded as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the twelve months ended December 31, 2016.

Note 15 - 401(K) Plan and Other Defined Contribution Plans

The Corporation has a qualified defined contribution plan (the “401(K) Plan”) for all eligible employees, under which the Corporation matches employee contributions up to a maximum of 3.0% of the employee’s base salary. The Corporation’s expenses for the 401(K) Plan were $1.0 million, $920 thousand and $846 thousand in 2016, 2015 and 2014, respectively.

In addition to the matching contribution above, the Corporation provides a discretionary, non-matching employer contribution to the 401(K) Plan. The Corporation’s expense for the non-matching discretionary contribution was $126 thousand, $1.3 million and $1.1 million, for the twelve months ended December 31, 2016, 2015 and 2014, respectively. In connection with the December 31, 2015 settlement of the Qualified Defined Benefit Plan, $2.3 million of excess assets were transferred to the Corporation’s 401(K) plan. As a result, the expense recorded for the non-matching discretionary contribution was significantly lower for 2016, as compared to the previous two years.

On June 28, 2013, the Corporation adopted the Bryn Mawr Bank Corporation Executive Deferred Compensation Plan (the “EDCP”), a non-qualified defined-contribution plan which was restricted to certain senior officers of the Corporation. The intended purpose of the EDCP is to provide deferred compensation to a select group of employees. The Corporation’s expense for the EDCP, for the twelve months ended December 31, 2016, 2015 and 2014 was $272 thousand, $164 thousand and $239 thousand, respectively.

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

B. Actuarial Assumptions used to determine benefit obligations as of December 31 of the years indicated:

	QDBP		SERP I and SERP II		PRBP
	2016	2015	2016	2015	2016	2015
Discount rate	N/A	N/A	3.75%	3.90%	2.80%	3.90%
Rate of increase for future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A	N/A	N/A

C. Changes in Benefit Obligations and Plan Assets:

	QDBP		SERP I & SERP II		PRBP
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Change in benefit obligations
Benefit obligation at January 1	$169	$44,092	$4,830	$5,079	$493	$540
Service cost	—	—	—	—	—	—
Interest cost	—	1,589	184	184	17	18
Plan participants contribution	—	—	—	—	49	46
Actuarial loss (gain)	—	(2,978)	32	(178)	(6)	27
Settlements	—	(40,625)	—	—	—	—
Benefits paid	(169)	(1,909)	(260)	(255)	(135)	(138)
Benefit obligation at December 31	$—	$169	$4,786	$4,830	$418	$493
Change in plan assets
Fair value of plan assets at January 1	$169	$43,874	$—	$—	$—	$—
Actual return on plan assets	—	1,140	—	—	—	—
Settlements	—	(40,625)	—	—		—
Excess assets transferred to defined contribution plan	—	(2,311)	—	—		—
Employer contribution	—	—	260	254	86	92
Plan participants’ contribution	—	—	—	—	49	46
Benefits paid	(169)	(1,909)	(260)	(254)	(135)	(138)
Fair value of plan assets at December 31	$—	$169	$—	$—	$—	$—
Funded status at year end (plan assets less benefit obligations)	$—	$—	$(4,786)	$(4,830)	$(418)	$(493)

As indicated in the table above, the excess assets remaining in the settled QDBP as of December 31, 2015 were transferred to the Corporation’s defined contribution plan and serve to defray some of the future costs to fund this plan.

	QDBP		SERP I & SERP II		PRBP
	For the Twelve Months Ended December 31,
Amounts included in the consolidated balance sheet as other assets (liabilities) and accumulated other comprehensive income including the following:	2016	2015	2016	2015	2016	2015
Prepaid benefit cost/(accrued liability)	$—	$—	$(3,248)	$(3,266)	$(170)	$(197)
Net actuarial loss	—	—	(1,539)	(1,564)	(248)	(296)
Prior service cost	—	—	—	—	—	—
Unrecognized net initial obligation	—	—	—	—	—	—
Net included in Other Liabilities in the Consolidated Balance Sheets	$—	$—	$(4,787)	$(4,830)	$(418)	$(493)

D. The following tables provide the components of net periodic pension costs for the periods indicated:

QDBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2014
Service cost	$—	$—	$—
Interest cost	—	1,589	1,640
Expected return on plan assets	—	(3,217)	(3,348)
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	—	1,913	391
Recognition of net actuarial loss due to settlement	—	17,377	—
Net periodic pension cost (benefit)	$—	$17,662	$(1,317)

SERP I and SERP II Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2014
Service cost	$—	$—	$61
Interest cost	184	184	177
Gain on curtailment	—	—	—
Amortization of prior service cost	—	—	14
Recognition of net actuarial loss	57	63	(33)
Net periodic pension cost (benefit)	$241	$247	$219

PRBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2014
Service cost	$—	$—	$—
Interest cost	17	18	29
Settlement	—	—	—
Amortization of transition obligation	—	—	—
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	41	37	61
Net periodic pension cost	$58	$55	$90

	For the Twelve Months Ended December 31,
	2016	2015	2014
Discount Rate Used in the Calculation of Periodic Pension Costs	3.90%	3.70%	4.60%

E. Plan Assets:
The information in this section pertains to the assets of the QDBP. The PRBP, SERP I and SERP II are unfunded plans and, as such, have no related plan assets.

As of December 31, 2015, with the exception of $169 thousand disbursed in January 2016 to QDBP participants already receiving benefits, all assets of the QDBP had been distributed to the participants either in the form of an annuity or as a lump sum payment.

F. Cash Flows

The following benefit payments, which reflect expected future service, are expected to be paid over the next ten years:

(dollars in thousands)	SERP I & SERP II	PRBP
Fiscal year ending
2017	$259	$78
2018	$257	$68
2019	$256	$59
2020	$254	$50
2021	$250	$42
2022-2026	$1,671	$125

G. Other Pension and Post Retirement Benefit Information

In 2005, the Corporation placed a cap on the future annual benefit payable through the PRBP. This cap is equal to 120% of the 2005 annual benefit.

H. Expected Contribution to be Paid in the Next Fiscal Year

The 2017 expected contribution for the SERP I and SERP II is $259 thousand.

I. Actuarial Losses

As indicated in section C of this footnote, the Corporation’s pension plans had cumulative actuarial losses as of December 31, 2016 that will result in an increase in the Corporation’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses has the effect of increasing the Corporation’s pension costs as shown on the table in section D of this footnote.

Note 17 – Accumulated Other Comprehensive Loss

The following table details the components of accumulated other comprehensive (loss) income for the twelve months ended December 31, 2016, 2015 and 2014:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(857)	$743	$(5,451)	$(5,565)
Net change	2,173	(768)	(7,544)	(6,139)
Balance, December 31, 2014	$1,316	$(25)	$(12,995)	$(11,704)

Balance, December 31, 2014	$1,316	$(25)	$(12,995)	$(11,704)
Net change	(542)	25	11,809	11,292
Balance, December 31, 2015	$774	$—	$(1,186)	$(412)

Balance, December 31, 2015	$774	$—	$(1,186)	$(412)
Net change	(2,005)		8	(1,997)
Balance, December 31, 2016	$(1,231)	$—	$(1,178)	$(2,409)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss for the twelve month periods ended December 31, 2016, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Description of Accumulated Other	For The Twelve Months Ended December 31,			Affected Income Statement
Comprehensive Loss Component	2016	2015	2014	Category
Net unrealized gain on investment securities available for sale:
Realization of (loss) gain on sale of investment securities available for sale	$(77)	$931	$471	Net gain (loss) on sale of available for sale investment securities
Less: income tax benefit (expense)	27	(326)	(165)	Less: income tax benefit (expense)
Net of income tax	$(50)	$605	$306	Net of income tax

Cash flow hedge:
Realized loss on cash flow hedge	$—	$(611)	$—	Other operating expenses
Less: income tax benefit	—	214	—	Less: income tax benefit
Net of income tax	—	(397)	—	Net of income tax
Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$98	$2,013	$419	Employee benefits
Settlement of pension plan settlement	—	17,377	—	Loss on pension plan settlement
Amortization of prior service cost included in net periodic pension costs*	—	—	14	Employee benefits
Gain on curtailment of SERP II	—	—	—	Net gain on curtailment of nonqualified pension plan
	98	19,390	433	Total expense before income tax benefit
	34	6,787	152	Less: income tax benefit
	$64	$12,603	$281	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 16 - Pension and Other Post-Retirement Benefit Plans.

Note 18 – Income Taxes

A. Components of Net Deferred Tax Asset:

	December 31,
(dollars in thousands)	2016	2015
Deferred tax assets:
Loan and lease loss reserve	$6,492	$5,872
Other reserves	3,611	5,509
Net operating loss carry-forward	471	927
Alternative minimum tax credits	567	567
Unrealized depreciation of available for sale securities	663	—
Defined benefit plans	2,068	1,851
Total deferred tax asset	13,872	14,726
Deferred tax liabilities:
Other reserves	52	461
Originated MSRs	1,969	1,800
Amortizing fair value adjustments	1,336	911
Unrealized appreciation of available for sale securities	—	417
Total deferred tax liability	3,357	3,589
Total net deferred tax asset	$10,515	$11,137

Not included in the table above is a $157 thousand deferred tax asset for state taxes related to net operating losses of our leasing subsidiary as of December 31, 2016, for which we have recorded a 100% valuation allowance. These state net operating losses will expire between 2023 and 2035. As a result of the CBH Merger, deferred tax assets were increased by $7.2 million related to purchase accounting adjustments and net deferred tax assets carried over from CBH.

B. The provision (benefit) for income taxes consists of the following:

(dollars in thousands)	2016	2015	2014
Current	$16,492	$12,006	$12,655
Deferred	1,676	(2,834)	2,350
Total	$18,168	$9,172	$15,005

C. Applicable income taxes differed from the amount derived by applying the statutory federal tax rate to income as follows:

(dollars in thousands)	2016	Tax Rate	2015	Tax Rate	2014	Tax Rate
Computed tax expense at statutory federal rate	$18,972	35.0%	$9,074	35.0%	$14,997	35.0%
Tax-exempt income	(758)	(1.4)	(622)	(2.4)	(401)	(0.9)
State tax (net of federal tax benefit)	425	0.8	299	1.2	215	0.5
Non-deductible merger expense	—	—	105	0.4	105	0.2
Excess tax benefit – stock based compensation	(565)	(1.0)	—	—	—	—
Other, net	94	0.1	316	1.2	89	0.2
Total income tax expense	$18,168	33.5%	$9,172	35.4%	$15,005	35.0%

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

There were no reserves for uncertain tax positions recorded during the twelve months ended December 31, 2016, 2015 or 2014.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2013.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in 2016.

As of December 31, 2016, the Corporation has net operating loss carry-forwards for federal income tax purposes of $1.3 million, related to the FKF merger, which are available to offset future federal taxable income through 2030. In addition, the Corporation has alternative minimum tax credits of $567 thousand, which are available to reduce future federal regular income taxes over an indefinite period. The Corporation has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to these amounts.

As a result of the July 1, 2010 merger with FKF, the Corporation succeeded to certain tax bad debt reserves that existed at FKF as of June 30, 2010. As of December 31, 2016, the Corporation had unrecognized deferred income taxes of $2.5 million with respect to these reserves. These reserves could be recognized as taxable income and create a current and/or deferred tax liability at the income tax rates then in effect if one of the following conditions occurs: (1) the Bank’s retained earnings represented by this reserve are used for distributions, in liquidation, or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

Note 19 - Stock –Based Compensation

A. General Information

The Corporation permits the issuance of stock options, dividend equivalents, performance stock awards, stock appreciation rights and restricted stock awards to employees and directors of the Corporation under several plans. The performance awards and restricted awards may be in the form of stock awards or stock units. Stock awards and stock units differ in that for a stock award, shares of restricted stock are issued in the name of the grantee, whereas a stock unit constitutes a promise to issue shares of stock upon vesting. The accounting for awards and units is identical. The terms and conditions of awards under the plans are determined by the Corporation’s Compensation Committee.

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

RSAs and RSUs have a restriction based on the passage of time. The grant date fair value of the RSAs and RSUs is based on the closing price on the date of the grant.

PSAs and PSUs have a restriction based on the passage of time and also have a restriction based on a performance criteria. The performance criteria may be a market-based criteria measured by the Corporation’s total shareholder return (“TSR”) relative to the performance of the community bank index for the respective period. The fair value of the PSAs and PSUs based on the Corporation’s TSR relative to the performance of the community bank index is calculated using the Monte Carlo Simulation method. The performance criteria may also be based on a non-market-based criteria such as return on average equity. The grant date fair value of these PSUs and PSAs is based on the closing price of the Corporation’s stock on the date of the grant. PSU and PSA grants may have a vesting percent ranging from 0% to 150%.

The following table summarizes the remaining shares authorized to be granted for options, RSAs and PSAs:

Shares Authorized for Grant
Balance, December 31, 2013	216,905
Shares authorized for grant under non-shareholder approved plans	47,368
Grants of RSUs	(16,456)
Grants of PSUs	(71,184)
Expiration of unexercised options	1,750
Forfeitures of RSAs and RSUs	2,560
Forfeitures of PSAs and PSUs	1,900
Balance, December 31, 2014	182,843
Shares authorized for grant under shareholder approved plans	500,000
Grants of RSUs	(24,514)
Grants of PSUs	(92,474)
Expiration of unexercised options	3,180
Non-vesting PSAs*	25,929
Forfeitures of PSAs and PSUs	22,801
Balance, December 31, 2015	617,765
Grants of RSUs	(33,142)
Grants of PSUs	(45,346)
Expiration of unexercised options	—
Non-vesting PSUs*	10,088
Forfeitures of PSUs	2,344
Forfeitures of RSUs	1,250
Balance, December 31, 2016	552,959

* Non-vesting PSAs and PSUs represent awards that did not meet their performance criteria, were cancelled and are available for future grant.

B. Fair Value of Options Granted

In connection with the CBH Merger, 181,256 fully vested options, with a value of $2.3 million which had been granted to former CBH employees and directors, were assumed by the Corporation.

No other stock options were granted or assumed during the twelve month periods ended December 31, 2016, 2015 and 2014.

C. Other Stock Option Information – The following table provides information about options outstanding:

	For the Twelve Months Ended December 31,
	2016			2015			2014
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	290,853	$20.88	$4.85	447,966	$20.94	$4.75	591,086	$20.73	$4.70
Granted	—	—	—	—	$—	$—	—	$—	$—
Assumed in the CBH Merger	—	—	—	181,256	$17.73	$—	—	$—	$—
Expired	—	—	—	(3,180)	$21.33	$4.84	(1,750)	$22.31	$4.99
Exercised	(105,830)	$20.61	7.32	(335,189)	$19.25	$4.62	(141,370)	$20.06	$4.51
Options outstanding, end of period	185,023	21.04	4.88	290,853	$20.88	$4.85	447,966	$20.94	$4.75

The following table provides information related to options as of December 31, 2016:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Options Outstanding	Remaining Contractual Life (in years)	Shares Exercisable	Remaining Contractual Life (in years)	Weighted Average Exercise Price*
$10.36	to	$17.15	1,383	2.21	1,383	2.21	$12.58
$17.16	to	$18.30	87,725	2.64	87,725	2.64	$18.27
$18.31	to	$20.17	563	7.05	563	7.05	$18.33
$20.18	to	$22.64	23,500	0.66	23,500	0.66	$22.00
$22.65	to	$23.78	338	0.96	338	0.96	$23.28
$23.79	to	$24.27	71,514	1.63	71,514	1.63	$24.27
			185,023	2.00	185,023	2.00	$21.03

*price of exercisable options

The following table provides information about unvested options:

	For the Twelve Months Ended December 31,
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	—	$—	—	$—	30,146	$4.42
Granted	—	$—	—	$—	—	$—
Assumed in CBH Merger	—	$—	181,256	$12.94	—	$—
Vested	—	$—	(181,256)	$12.94	(30,146)	$4.42
Forfeited	—	$—	—	$—	—	$—
Unvested options, end of period	—	$—	—	$—	—	$—

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2014
Proceeds from strike price of value of options exercised	$2,181	$6,452	$2,836
Related tax benefit recognized	256	515	378
Proceeds of options exercised	$2,437	$6,967	$3,214

Intrinsic value of options exercised	$1,125	$3,615	$1,288

The following table provides information about options outstanding and exercisable options:

	As of December 31,
	2015		2014		2013
	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options
Number	185,023	185,023	290,853	290,853	447,966	447,966
Weighted average exercise price	$21.03	$21.03	$20.88	$20.88	$20.94	$20.94
Aggregate intrinsic value	$3,907,758	$3,907,758	$2,280,288	$2,280,288	$4,640,917	$4,640,917
Weighted average contractual term (in years)	2.0	2.0	2.9	2.9	2.7	2.7

As of December 31, 2016, all compensation expense related to stock options has been recognized.

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

For the twelve months ended December 31, 2016, the Corporation recognized $590 thousand of expense related to the Corporation’s RSAs and RSUs. As of December 31, 2016, there was $1.2 million of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 2.2 years.

The following table details the RSAs for the twelve month periods ended December 31, 2016, 2015 and 2014:

	Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015		Twelve Months Ended December 31,2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	42,802	$28.58	46,281	$23.17	54,156	$19.36
Granted	33,142	$29.67	24,514	$29.83	16,456	$28.88
Vested	(15,832)	$27.14	(27,993)	$20.73	(21,771)	$18.21
Forfeited	(1,250)	$29.12	—	$—	(2,560)	$21.48
Ending balance	58,862	$29.57	42,802	$28.58	46,281	$23.17

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the vesting period. For the twelve months ended December 31, 2015, there were two separate grants of PSUs. The grant date fair value of each grant was determined independently using the Monte Carlo Simulation. Assumptions used in the Monte Carlo Simulation for the grant of 23,675 PSUs, whose performance is based on TSR, in August 2016, included expected volatility of 21.87% a risk free rate of interest of 0.82% and a correlation co-efficient of 0.4505.

The Corporation recognized $1.1 million of expense related to the PSUs for the twelve months ended December 31, 2016. As of December 31, 2016, there was $2.0 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 2.0 years.

The following table details the PSAs and PSUs for the twelve month periods ending December 31, 2016, 2015 and 2014:

	Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	216,820	$15.07	217,318	$13.41	204,980	$11.90
Granted	45,346	$28.34	92,474	$16.42	71,184	$15.05
Vested	(56,890)	$13.38	(44,242)	$11.80	(56,946)	$10.07
Non-vesting*	(10,088)	$13.38	(25,929)	$11.80	—	$—
Forfeited	(2,344)	$15.37	(22,801)	$14.75	(1,900)	$12.32
Ending balance	192,844	$18.77	216,820	$15.07	217,318	$13.41

__________________________

* Non-vesting PSAs represent PSAs that did not meet their performance criteria, and were therefore cancelled. The associated expense, however, was incurred over the vesting period.

Note 20 - Earnings per Share

The calculation of basic earnings per share and diluted earnings per share is presented below:

(dollars in thousands,	Year Ended December 31,
except per share data)	2016	2015	2014

Numerator - Net income available to common shareholders	$36,036	$16,754	$27,843
Denominator for basic earnings per share – Weighted average shares outstanding*	16,859,623	17,488,325	13,566,239
Effect of dilutive potential common shares	168,499	267,996	294,801
Denominator for diluted earnings per share – Adjusted weighted average shares outstanding	17,028,122	17,756,321	13,861,040
Basic earnings per share	$2.14	$0.96	$2.05
Diluted earnings per share	$2.12	$0.94	$2.01
Antidilutive shares excluded from computation of average dilutive earnings per share	—	—	—

*excludes restricted stock

All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Note 1-Q – “Summary of Significant Accounting Policies: Earnings per Common Share” for a discussion on the calculation of earnings per share.

Note 21 - Other Operating Income

Components of other operating income for the indicated years ended December 31 include:

(dollars in thousands)	2016	2015	2014
Merchant interchange fees	$1,381	$1,238	$934
Bank owned life insurance income	908	783	315
Commissions and fees	673	867	637
Safe deposit box rentals	382	384	389
Other investment income	223	248	142
Rent income	163	175	164
Miscellaneous other income	1,138	1,154	502
Other operating income	$4,868	$4,849	$3,083

Note 22 - Other Operating Expense

Components of other operating expense for the indicated years ended December 31 include:

(dollars in thousands)	2016	2015	2014
Telephone and data lines	$1,620	$1,704	$1,332
FDIC insurance	1,616	1,447	1,046
Temporary help and recruiting	1,522	1,362	1,171
Loan processing	164	1,285	723
Debt prepayment penalty	—	1,131	526
Travel and entertainment	894	868	725
Insurance	788	770	759
MSR amortization and impairment	881	660	532
Stationary and supplies	518	623	445
Director fees	566	568	443
Postage	551	540	471
Outsourced services	569	508	432
Contributions	957	468	403
Dues and subscriptions	456	441	368
Portfolio maintenance	391	385	389
Other taxes	45	80	51
Deferred compensation expense	664	15	266
Miscellaneous other expense	1,505	1,643	1,490
Other operating expense	$13,707	$14,498	$11,572

Note 23 - Related Party Transactions

In the ordinary course of business, the Bank granted loans to principal officers, directors and their affiliates. Loan activity during 2016 and 2015 was as follows:

(dollars in thousands)	2016	2015
Loan balances, beginning of year	$11,386	$2,874
Additions	1,227	9,115
Amounts collected	(889)	(603)
Loan balances as end of year	$11,724	$11,386

Related party deposits amounted to $6.0 million and $3.6 million at December 31, 2016 and 2015, respectively.

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2016 were $675.4 million. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credits are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligation under standby letters of credit as of December 31, 2016 was $12.7 million. There were no outstanding bankers’ acceptances as of December 31, 2016.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. For the twelve months ended December 31, 2016, 2015 and 2014, there were no make-whole requests presented to or settled by the Corporation. As of December 31, 2016, there are no pending make-whole requests.

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

As of December 31, 2016, the Corporation had no loans sold with recourse outstanding.

Note 25 - Dividend Restrictions

The Bank is subject to the Pennsylvania Banking Code of 1965 (the “Code”), as amended, and is restricted in the amount of dividends that can be paid to its sole shareholder, the Corporation. The Code restricts the payment of dividends by the Bank to the amount of its net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Board of Governors of the Federal Reserve System. The Bank’s total retained net income for the combined two years ended December 31, 2015 and 2016 was $364 thousand. During the twelve months ended December 31, 2016, the Bank issued dividends to the Corporation totaling $16.0 million. Accordingly, the dividend payable by the Bank to the Corporation beginning on January 1, 2017 is limited to net income not yet earned in 2017 plus $364 thousand. The amount of dividends paid by the Bank may not exceed a level that reduces capital levels to below levels that would cause the Bank to be considered less than adequately capitalized as detailed in Note 26 – “Regulatory Capital Requirements”.

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

For the twelve months ended December 31, 2016, the Corporation did not issue any shares through the Plan. No RFWs were approved during the twelve months ended December 31, 2016. No other sales of securities were executed under the Shelf Registration Statement during the twelve months ended December 31, 2016.

C. Shares Issued in Mergers and Acquisitions

In connection with the acquisition of CBH, the Corporation issued 3,878,304 common shares, valued at $121.4 million, to former shareholders of CBH. These shares were registered on an S-4 registration statement filed by the Corporation in July 2014.

D. Share Repurchases

For the twelve month periods ended December 31, 2015 and 2016, the Corporation repurchased 862,500 shares and 286,700 shares of Corporation stock, respectively, through its announced repurchase programs. In addition, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers, in order to cover the statutory income tax withholdings related to such vesting.

E. Regulatory Capital Ratios

As set forth in the following table, quantitative measures have been established to ensure capital adequacy ratios required of both the Corporation and the Bank. Both the Corporation’s and the Bank’s Tier II capital ratios are calculated by adding back a portion of the loan loss reserve to the Tier I capital. As of December 31, 2016 and 2015, the Corporation and the Bank had met all capital adequacy requirements to which they were subject. Federal banking regulators have defined specific capital categories, and categories range from a best of “well capitalized” to a worst of “critically under-capitalized.” Both the Corporation and the Bank were classified as “well capitalized” as of December 31, 2016 and 2015.

The Corporation’s and the Bank’s capital amounts and ratios as of December 31, 2016 and 2015 are presented in the following table:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2016

Total (Tier II) capital to risk weighted assets:
Corporation	$318,191	12.35%	$257,651	10.00%
Bank	$287,897	11.19%	$257,179	10.00%

Tier I capital to risk weighted assets:
Corporation	$270,845	10.51%	$206,121	8.00%
Bank	$270,083	10.50%	$205,743	8.00%

Tier I capital to average assets:
Corporation	$270,845	8.73%	$201,546	6.50%
Bank	$270,083	8.73%	$201,189	6.50%

Common equity Tier I to risk weighted assets
Corporation	$270,845	10.51%	$128,826	5.00%
Bank	$270,083	10.50%	$128,589	5.00%

December 31, 2015

Total (Tier II) capital to risk weighted assets:
Corporation	$302,236	12.61%	$239,680	10.00%
Bank	$257,716	10.78%	$239,069	10.00%

Tier I capital to risk weighted assets:
Corporation	$256,900	10.72%	$191,716	8.00%
Bank	$241,859	10.12%	$191,193	8.00%

Tier I capital to average assets:
Corporation	$256,900	9.02%	$185,127	6.50%
Bank	$241,859	8.51%	$184,734	6.50%

Common equity Tier I to risk weighted assets
Corporation	$256,900	10.72%	$119,823	5.00%
Bank	$241,859	10.12%	$119,496	5.00%

Note 27 - Selected Quarterly Financial Data (Unaudited)

	2016
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$28,269	$29,286	$29,514	$29,922
Interest expense	2,367	2,659	2,797	2,932
Net interest income	25,902	26,627	26,717	26,990
Provision for loan and lease losses	1,410	445	1,412	1,059
Other income	13,208	13,820	13,892	13,119
Other expense	25,051	26,259	25,477	24,958
Income before income taxes	12,649	13,743	13,720	14,092
Income taxes	4,328	4,810	4,346	4,684
Net income	$8,321	$8,933	$9,374	$9,408
Basic earnings per common share*	$0.49	$0.53	$0.56	$0.56
Diluted earnings per common share*	$0.49	$0.52	$0.55	$0.55
Dividend declared	$0.20	$0.20	$0.21	$0.21

	2015
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$26,754	$26,993	$27,029	$27,766
Interest expense	1,959	1,923	2,196	2,337
Net interest income	24,795	25,070	24,833	25,429
Provision for loan and lease losses	569	850	1,200	1,777
Other income	14,765	14,177	13,350	13,668
Other expense	27,429	25,982	25,403	46,951
Income (loss) before income taxes	11,562	12,415	11,580	(9,631)
Income taxes	4,068	4,296	4,084	(3,276)
Net income (loss)	$7,494	$8,119	$7,496	$(6,355)
Basic earnings (loss) per common share*	$0.43	$0.46	$0.43	$(0.37)
Diluted earnings per common share*	$0.42	$0.45	$0.42	$(0.37)
Dividend declared	$0.19	$0.19	$0.20	$0.20

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

A. Condensed Balance Sheets

	December 31,
(dollars in thousands)	2016	2015
Assets:
Cash	$23,663	$37,992
Investment securities	400	404
Investments in subsidiaries, as equity in net assets	384,751	354,148
Premises and equipment, net	2,288	2,386
Goodwill	245	245
Other assets	1,435	1,704
Total assets	$412,782	$396,879
Liabilities and shareholders’ equity:
Borrowings	$—	$—
Subordinated notes	29,532	29,479
Other liabilities	2,123	1,689
Total liabilities	$31,655	$31,168
Common stock, par value $1, authorized 100,000,000 shares issued 21,110,968 shares and 20,931,416 shares as of December 31, 2016 and 2015, respectively, and outstanding 16,939,715 shares and 17,071,523 shares as of December 31, 2016 and 2015, respectively	$21,111	$20,931
Paid-in capital in excess of par value	232,806	228,814
Less common stock in treasury, at cost – 4,171,253 shares and 3,859,893 shares as of December 31, 2016 and 2015, respectively	(66,950)	(58,144)
Accumulated other comprehensive loss, net of deferred income taxes benefit	(2,409)	(412)
Retained earnings	196,569	174,522
Total shareholders’ equity	$381,127	$365,711
Total liabilities and shareholders’ equity	$412,782	$396,879

B. Condensed Statements of Income

	Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2014
Dividends from subsidiaries	$17,718	$34,234	$12,160
Interest and other income	2,714	2,128	2,156
Total operating income	20,432	36,362	14,316
Expenses	2,443	2,140	1,849
Income before equity in undistributed income of subsidiaries	17,989	34,222	12,467
Equity in undistributed income of subsidiaries	17,600	(17,427)	15,480
Income before income taxes	35,589	16,795	27,947
Income tax (benefit) expense	(447)	41	104
Net income	$36,036	$16,754	$27,843

C. Condensed Statements of Cash Flows

	Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2014
Operating activities:
Net Income	$36,036	$16,754	$27,843
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(17,600)	17,427	(15,480)
Depreciation and amortization	151	121	98
Stock-based compensation cost	1,713	1,441	1,256
Other, net	1,000	508	485
Net cash provided by operating activities	21,300	36,251	14,202
Investing Activities:
Investment in subsidiaries	(15,000)	—	—
Proceeds from sale investments	—	16	—
Acquisitions, net of cash acquired	—	128	—
Net cash (used in) provided by investing activities	(15,000)	144	—
Financing activities:
Dividends paid	(13,961)	(13,837)	(10,189)
Change in other borrowings	—	—	(7,050)
Proceeds from issuance of subordinated notes	—	29,456	—
Net (purchase of) proceeds from sale of treasury stock for deferred compensation plans	(133)	(128)	79
Net purchase of treasury stock through publicly announced plans	(7,971)	(26,418)	(947)
Proceeds from issuance of common stock	—	20	72
Payment of contingent consideration for business combinations	—	—	—
Excess tax benefit from stock-based compensation	—	783	831
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(745)	—	—
Proceeds from exercise of stock options	2,181	6,452	2,836
Net cash used by financing activities	(20,629)	(3,672)	(14,368)
Change in cash and cash equivalents	(14,329)	32,723	(166)
Cash and cash equivalents at beginning of period	37,992	5,269	5,435
Cash and cash equivalents at end of period	$23,663	$37,992	$5,269

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

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following table details the Corporation’s segments:

	As of or for the Twelve Months Ended December 31,
	2016			2015			2014
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$106,233	$3	$106,236	$100,124	$3	$100,127	$76,825	$3	$76,828
Less: loan loss provision	4,326	—	4,326	4,396	—	4,396	884	—	884
Net interest income after loan loss provision	101,907	3	101,910	95,728	3	95,731	75,941	3	75,944
Other income:
Fees for wealth management services	—	36,690	36,690	—	36,894	36,894	—	36,774	36,774
Service charges on deposit accounts	2,791	—	2,791	2,927	—	2,927	2,578	—	2,578
Loan servicing and other fees	1,939	—	1,939	2,087	—	2,087	1,755	—	1,755
Net gain on sale of loans	3,119	—	3,119	3,022	—	3,022	1,772	—	1,772
Net gain (loss) on sale of available for sale securities	(77)	—	(77)	931	—	931	471	—	471)
Net gain (loss) on sale of other real estate owned	(76)	—	(76)	123	—	123	175	—	175)
Insurance commissions	—	3,722	3,722	—	3,745	3,745	—	1,210	1,210
Other operating income	5,773	158	5,931	6,082	149	6,231	3,419	168	3,587
Total other income	13,469	40,570	54,039	15,172	40,788	55,960	10,170	38,152	48,322

Other expenses:
Salaries & wages	32,321	15,090	47,411	30,391	14,184	44,575	24,612	12,501	37,113
Employee benefits	6,257	3,291	9,548	7,298	2,907	10,205	4,306	3,034	7,340
Loss on pension plan settlement	—	—	—	17,377	—	17,377	—	—	—
Occupancy and bank premises	8,005	1,606	9,611	8,662	1,643	10,305	5,753	1,552	7,305
Amortization of other intangible assets	872	2,626	3,498	1,172	2,655	3,827	276	2,383	2,659
Professional fees	3,516	143	3,659	3,227	126	3,353	2,923	94	3,017
Other operating expenses	24,183	3,835	28,018	32,150	3,973	36,123	20,457	3,527	23,984
Total other expenses	75,154	26,591	101,745	100,277	25,488	125,765	58,327	23,091	81,418
Segment profit	40,222	13,982	54,204	10,623	15,303	25,926	27,784	15,064	42,848
Intersegment (revenues) expenses*	(396)	396	—	(422)	422	—	(372)	372	—
Pre-tax segment profit after eliminations	$39,826	$14,378	$54,204	$10,201	$15,725	$25,926	$27,412	$15,436	$42,848
% of segment pre-tax profit after eliminations	73.5%	26.5%	100.0%	39.3%	60.7%	100.0%	64.0%	36.0%	100.0%
Segment assets (dollars in millions)	$3,377.1	$44.4	$3,421.5	$2,983.2	$47.8	$3,031.0	$2,197.8	$48.7	$2,246.5

●	Intersegment revenues consist of rental payments, deposit interest and management fees.

Other segment information:

Wealth Management Segment Information

	(dollars in millions)
	December 31, 2016	December 31, 2015
Assets under management, administration, supervision and brokerage	$11,328.5	$8,364.8

Note 30 – Subsequent Events

On January 30, 2017, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Royal Bancshares of Pennsylvania, Inc. (“RBPI”), parent company of Royal Bank America (“RBA”), in a transaction with an aggregate value of $127.7 million (the “Acquisition”). In connection with the Acquisition, RBPI will merge with and into the Corporation and RBA will merge with and into the Bank. The Acquisition, which is expected to add approximately $602 million in loans and $630 million in deposits (based on unaudited December 31, 2016 financial information), strengthens the Corporation’s position as the largest community bank in Philadelphia’s western suburbs and, based on deposits, ranks it as the eighth largest community bank headquartered in Pennsylvania. The Acquisition, which will expand the Corporation's distribution network by providing entry into the new markets of New Jersey and Berks County, Pennsylvania, and a new physical presence in Philadelphia County, Pennsylvania is expected to close during the third quarter of 2017.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2016 are effective.

•	Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2016, and a report from our independent registered public accounting firm attesting to the effectiveness of our internal controls:

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

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2016, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2016, the Corporation’s system of internal control over financial reporting is effective.

KPMG, LLP, which is the independent registered public accounting firm that audited the financial statements in this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting, which can be found under the heading “Report of Independent Registered Public Accounting Firm” at page 55, and is incorporated by reference herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is incorporated by reference to the sections titled “Our Board of Directors,” “Information About our Directors,” “Information About our Executive Officers,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for Item 11 is incorporated by reference to section titled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 is incorporated by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the section “Independent Registered Public Accounting Firm” in the 2017 Proxy Statement.

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

2.13	Agreement and Plan of Merger, dated as of January 30, 2017, by and between Bryn Mawr Bank Corporation and Royal Bancshares of Pennsylvania, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on January 31, 2017

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007

4.3	Subordinated Note Purchase Agreement dated July 30, 2008, incorporated by reference to Exhibit 4.4 of the Corporation’s 10-Q filed with SEC on November 10, 2008

4.4	Subordinated Note Purchase Agreement dated August 28, 2008, incorporated by reference to Exhibit 4.5 of the Corporation’s 10-Q filed with the SEC on November 10, 2008

4.5	Subordinated Note Purchase Agreement dated April 20, 2009, incorporated by reference to Exhibit 4.6 of the Corporation’s 10-Q filed with the SEC on August 7, 2009

4.6

Shareholder Rights Agreement, dated as of November 16, 2012, between Bryn Mawr Bank Corporation and Computershare Shareowner Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 of the Corporation’s 8-K filed with the SEC on November 16, 2012

4.7	Indenture, dated August 6, 2015, by and between Bryn Mawr Bank Corporation and U.S. Bank National Association, as trustee, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

4.8	Forms of 4.75% Subordinated Note due 2025 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1), incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

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

10.12*	Form of Restricted Stock Unit Agreement for Executives (Time/Performance Based), filed herewith

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

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

10.24*	Executive Change-in-Control Severance Agreement, dated as of November 2, 2016, by and between The Bryn Mawr Trust Company and Harry R. Madeira, Jr., incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q filed with the SEC on November 4, 2016

Exhibit No.	Description and References
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

10.34*	Form of Restricted Stock Unit Agreement for Directors (Time/Performance Based), filed herewith

10.35**	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based), incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.36**	Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based), incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.37**	Form of Restricted Stock Unit Agreement – Inducement Grant, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.38	Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective April 30, 2015, incorporated by reference to the Corporation’s prospectus supplement filed with the SEC on May 1, 2015 pursuant to Rule 424 (b) under the Securities Act of 1933, as amended

10.39	Letter Agreement and General Release, dated July 17, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on July 17, 2015

10.40	Form of Subordinated Note Purchase Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and the Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.41	Form of Registration Rights Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.42*	Employment Letter Agreement, dated September 8, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on September 9, 2015

Exhibit No.	Description and References

10.43*	Executive Change-of-Control Severance Agreement, dated as of September 8, 2015, by and between The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.44

Amended and Restated Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 30, 2015, incorporated by reference to Appendix A of the Corporation’s Proxy Statement on Definitive Schedule 14A filed with the SEC on March 20, 2015

10.45	Form of Restricted Stock Unit Agreement for Employees (Time-Based Cliff Vesting), incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q filed with the SEC on August 7, 2015

10.46	Continental Bank Holdings, Inc. Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 of the Corporation’s Form S-8 filed with the SEC on January 22, 2015

10.47*

Employment Letter Agreement, dated July 7, 2016, by and between The Bryn Mawr Trust Company and Denise Rinear, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-Q filed with the SEC on November 4, 2016

10.48*

Executive Change-in-Control Severance Agreement, dated as of August 1, 2016, by and between The Bryn Mawr Trust Company and Denise Rinear, incorporated by reference to Exhibit 10.2 to the Corporation’s 10-Q filed with the SEC on November 4, 2016

10.49*

Employee Restrictive Covenant Agreement, dated August 1, 2016, by and between The Bryn Mawr Trust Company and Denise Rinear, incorporated by reference to Exhibit 10.3 to the Corporation’s 10-Q filed with the SEC on November 4, 2016

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2017 Annual Meeting to be held on April 20, 2017, expected to be filed with the SEC on or about March 10, 2017

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

________________

*	Management contract or compensatory plan arrangement.

**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Item 15(c) — Not Applicable

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Bryn Mawr Bank Corporation

By	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer

Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Britton H. Murdoch	Chairman and Director	March 10, 2017
Britton H. Murdoch

/s/ Francis J. Leto	President and Chief Executive Officer	March 10, 2017
Francis J. Leto	(Principal Executive Officer) and Director

/s/ Michael W. Harrington	Chief Financial Officer	March 10, 2017
Michael W. Harrington	(Principal Financial and Accounting Officer)

/s/ Michael J. Clement	Director	March 10, 2017
Michael J. Clement

/s/ Andrea F. Gilbert	Director	March 10, 2017
Andrea F. Gilbert

/s/ Wendell F Holland	Director	March 10, 2017
Wendell F. Holland

/s/ Scott M. Jenkins	Director	March 10, 2017
Scott M. Jenkins

/s/ Jerry L. Johnson	Director	March 10, 2017
Jerry L. Johnson

/s/ David E. Lees	Director	March 10, 2017
David E. Lees

/s/ A. John May, III	Director	March 10, 2017
A. John May, III

/s/ Lynn B. McKee	Director	March 10, 2017
Lynn B. McKee

/s/ Frederick C. Peters II	Director	March 10, 2017
Frederick C. Peters

EXHIBIT INDEX

Exhibit No.	Description and References

10.12*	Form of Restricted Stock Unit Agreement for Executives (Time/Performance Based), filed herewith

10.34*	Form of Restricted Stock Unit Agreement for Directors (Time/Performance Based), filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2017 Annual Meeting to be held on April 20, 2017, expected to be filed with the SEC on or about March 10, 2017, and incorporated herein by reference

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith