Form 10-K/A
period 2016-12-31
BRYN MAWR BANK CORP
filed 2017-03-17
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

Due to an error by our external financial printer, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Original Form 10-K”), the line titled “Total comprehensive income” was inadvertently omitted from the Consolidated Statements of Comprehensive Income, in our Original Form 10-K.

This Amendment No. 1 on Form 10-K/A (Amendment) to our Original Form 10-K, filed on March 10, 2017, is being filed in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 for the sole purpose of including the correct Consolidated Statements of Comprehensive Income table and updating Item 15: “Exhibits and Financial Statement Schedules.”

This Amendment does not amend or otherwise update any other information in the Original Form 10-K and does not reflect events occurring after the date of the Original Form 10-K.

Consolidated Statements of Comprehensive Income

(dollars in thousands)	Twelve Months Ended December 31,
	2016	2015	2014

Net income	$36,036	$16,754	$27,843

Other comprehensive income (loss):
Net change in unrealized (losses) gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(1,053), $(618) and $1,335, respectively	(1,955)	(1,147)	1,867
Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax benefit (expense) of $27, $(326), and $(165), respectively	50	(605)	(306)
Unrealized investment (losses) gains, net of tax (benefit) expense of $(1,079), $(292) and $1,170, respectively	(2,005)	(542)	2,173
Net change in fair value of derivative used for cash flow hedge:
Net unrealized losses arising during the period, net of tax benefit of $0, $(228) and $(413), respectively	-	(422)	(768)
Less: realized loss on cash flow hedge reclassified to earnings, net of tax benefit of $0, $214, and $0, respectively	-	397	-
Change in fair value of hedging instruments, net of tax expense (benefit) of $0, $14 and $(413), respectively	-	25	(768)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense (benefit) of $5, $264 and $(4,063), respectively	8	514	(7,544)
Change in unfunded pension liability related to settlement of pension plan, net of tax expense of $0, $6,082 and $0	-	11,295	-
Total change in unfunded pension liability, net of tax expense (benefit) of $5, $6,346 and $(4,063), respectively	8	11,809	(7,544)
Total other comprehensive income (loss)	(1,997)	11,292	(6,139)

Total comprehensive income	$34,039	$28,046	$21,704

The accompanying notes are an integral part of the consolidated financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a) (1 & 2) Financial Statements and Schedules

The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report.

Item 15(a) (3) and (b) — Exhibits

Exhibit No.	Description and References
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

10.12*	Form of Restricted Stock Unit Agreement for Executives (Time/Performance Based), incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-K filed with the SEC on March 10, 2017

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

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

10.34*	Form of Restricted Stock Unit Agreement for Directors (Time/Performance Based), incorporated by reference to Exhibit 10.34 to the Corporation’s Form 10-K filed with the SEC on March 10, 2017

10.35**	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based), incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.36**	Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based), incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.37**	Form of Restricted Stock Unit Agreement – Inducement Grant, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.38	Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective April 30, 2015, incorporated by reference to the Corporation’s prospectus supplement filed with the SEC on May 1, 2015 pursuant to Rule 424 (b) under the Securities Act of 1933, as amended

10.39	Letter Agreement and General Release, dated July 17, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and J. Duncan Smith, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on July 17, 2015

10.40	Form of Subordinated Note Purchase Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and the Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.41	Form of Registration Rights Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.42*	Employment Letter Agreement, dated September 8, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on September 9, 2015

Exhibit No.	Description and References
10.43*	Executive Change-of-Control Severance Agreement, dated as of September 8, 2015, by and between The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on September 9, 2015

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

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Corporation’s Form 10-K filed with the SEC on March 10, 2017

23.1	Consent of KPMG LLP, incorporated by reference to Exhibit 23.1 to the Corporation’s Form 10-K filed with the SEC on March 10, 2017

31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.1 to the Corporation’s Form 10-K filed with the SEC on March 10, 2017

31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 to the Corporation’s Form 10-K filed with the SEC on March 10, 2017

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 to the Corporation’s Form 10-K filed with the SEC on March 10, 2017

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.2 to the Corporation’s Form 10-K filed with the SEC on March 10, 2017

99.1	Corporation’s Proxy Statement for 2017 Annual Meeting to be held on April 20, 2017, filed with the SEC on March 10, 2017

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

________________

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Item 15(c) — Not Applicable

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Bryn Mawr Bank Corporation

By	/s/ Francis J. Leto
Francis J. Leto
President and Chief Executive Officer

Date: March 17, 2017

EXHIBIT INDEX

Exhibit No.	Description and References

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith