Form 10-Q
period 2017-03-31
BRYN MAWR BANK CORP
filed 2017-05-05
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended March 31, 2017

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

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐    Smaller reporting company  ☐  Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at May 2, 2017
Common Stock, par value $1	16,987,574

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	(unaudited)
	March 31,	December 31,
(dollars in thousands)	2017	2016
Assets
Cash and due from banks	$17,457	$16,559
Interest bearing deposits with banks	69,978	34,206
Cash and cash equivalents	87,435	50,765
Investment securities available for sale, at fair value (amortized cost of $392,326 and $568,890 as of March 31, 2017 and December 31, 2016 respectively)	391,028	566,996
Investment securities held to maturity, at amortized cost (fair value of $5,116 and $2,818 as of March 31, 2017 and December 31, 2016, respectively)	5,194	2,879
Investment securities, trading	4,138	3,888
Loans held for sale	3,015	9,621
Portfolio loans and leases, originated	2,286,814	2,240,987
Portfolio loans and leases, acquired	268,775	294,438
Total portfolio loans and leases	2,555,589	2,535,425
Less: Allowance for originated loan and lease losses	(17,069)	(17,458)
Less: Allowance for acquired loan and lease losses	(38)	(28)
Total allowance for loans and lease losses	(17,107)	(17,486)
Net portfolio loans and leases	2,538,482	2,517,939
Premises and equipment, net	40,515	41,778
Accrued interest receivable	8,392	8,533
Mortgage servicing rights	5,686	5,582
Bank owned life insurance	39,479	39,279
Federal Home Loan Bank stock	8,505	17,305
Goodwill	104,765	104,765
Intangible assets	19,864	20,405
Other investments	8,716	8,627
Other assets	27,403	23,168
Total assets	$3,292,617	$3,421,530
Liabilities
Deposits:
Non-interest-bearing	$771,556	$736,180
Interest-bearing	1,865,009	1,843,495
Total deposits	2,636,565	2,579,675

Short-term borrowings	23,613	204,151
Long-term FHLB advances	174,711	189,742
Subordinated notes	29,546	29,532
Accrued interest payable	2,722	2,734
Other liabilities	37,365	34,569
Total liabilities	2,904,522	3,040,403
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 21,141,146 and 21,110,968 shares as of March 31, 2017 and December 31, 2016, respectively, and outstanding of 16,969,451 and 16,939,715 as of March 31, 2017 and December 31, 2016, respectively	21,141	21,111
Paid-in capital in excess of par value	233,910	232,806
Less: Common stock in treasury at cost - 4,171,695 and 4,171,253 shares as of March 31, 2017 and December 31, 2016, respectively	(66,969)	(66,950)
Accumulated other comprehensive loss, net of tax	(1,990)	(2,409)
Retained earnings	202,003	196,569
Total shareholders' equity	388,095	381,127
Total liabilities and shareholders' equity	$3,292,617	$3,421,530

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended March 31,
	2017	2016
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$28,482	$26,696
Interest on cash and cash equivalents	66	46
Interest on investment securities:
Taxable	1,623	1,351
Non-taxable	110	128
Dividends	45	48
Total interest income	30,326	28,269
Interest expense:
Interest on deposits	1,828	1,076
Interest on short-term borrowings	27	17
Interest on FHLB advances and other borrowings	698	908
Interest on subordinated notes	370	366
Total interest expense	2,923	2,367
Net interest income	27,403	25,902
Provision for loan and lease losses	291	1,410
Net interest income after provision for loan and lease losses	27,112	24,492
Non-interest income:
Fees for wealth management services	9,303	8,832
Insurance commissions	763	1,276
Service charges on deposits	647	702
Loan servicing and other fees	503	492
Net gain on sale of loans	629	705
Net gain (loss) on sale of investment securities available for sale	1	(15)
Net loss on sale of other real estate owned ("OREO")	-	(76)
Dividends on FHLB and FRB stock	214	214
Other operating income	1,167	1,023
Total non-interest income	13,227	13,153
Non-interest expenses:
Salaries and wages	12,450	11,738
Employee benefits	2,559	2,485
Occupancy and bank premises	2,526	2,488
Furniture, fixtures, and equipment	1,974	1,919
Advertising	386	284
Amortization of intangible assets	693	891
Due diligence, merger-related and merger integration expenses	511	-
Professional fees	711	813
Pennsylvania bank shares tax	664	638
Information technology	874	1,048
Other operating expenses	3,312	2,692
Total non-interest expenses	26,660	24,996

Income before income taxes	13,679	12,649
Income tax expense	4,635	4,328
Net income	$9,044	$8,321

Basic earnings per common share	$0.53	$0.49
Diluted earnings per common share	$0.53	$0.49
Dividends declared per share	$0.21	$0.20

Weighted-average basic shares outstanding	16,954,132	16,848,202
Dilutive shares	228,557	34,991
Adjusted weighted-average diluted shares	17,182,689	16,883,193

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2017	2016

Net income	$9,044	$8,321

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains arising during the period, net of tax expense of $208 and $1,040, respectively	388	1,912
Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax (benefit) expense of $0 and $(6), respectively	(1)	9
Unrealized investment gains, net of tax expense of $208 and $1,046, respectively	387	1,921
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense (benefit) of $17 and $(4), respectively	32	(7)
Total other comprehensive income	419	1,914

Total comprehensive income	$9,463	$10,235

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2017	2016
Operating activities:
Net Income	$9,044	$8,321
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	291	1,410
Depreciation of fixed assets	1,392	1,422
Net amortization of investment premiums and discounts	673	779
Net (gain) loss on sale of investment securities available for sale	(1)	15
Net gain on sale of loans	(629)	(760)
Stock based compensation cost	484	403
Amortization and net impairment of mortgage servicing rights	172	219
Net accretion of fair value adjustments	(795)	(1,124)
Amortization of intangible assets	693	891
Net loss on sale of OREO	-	76
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(200)	(245)
Other, net	(6,380)	(5,340)
Loans originated for resale	(26,064)	(27,183)
Proceeds from loans sold	33,023	28,864
Provision for deferred income taxes	167	(60)
Change in income taxes payable/receivable	4,324	2,738
Change in accrued interest receivable	141	(336)
Change in accrued interest payable	(12)	(557)
Net cash provided by operating activities	16,323	9,533

Investing activities:
Purchases of investment securities available for sale	(42,842)	(45,507)
Purchases of investment securities held to maturity	(2,335)	-
Proceeds from maturity and paydowns of investment securities available for sale	217,539	13,955
Proceeds from maturity and paydowns of investment securities held to maturity	15	-
Proceeds from sale of investment securities available for sale	65	65
Net change in FHLB stock	8,800	800
Proceeds from calls of investment securities	1,134	16,795
Proceeds from sales of other investments	-	-
Net change in other investments	(89)	973
Purchase of domain name	(152)
Net portfolio loan and lease originations	(20,108)	(109,322)
Purchases of premises and equipment	(162)	(828)
Proceeds from sale of OREO	39	1,806
Net cash provided by (used in) investing activities	161,904	(121,263)

Financing activities:
Change in deposits	56,909	91,427
Change in short-term borrowings	(180,538)	(57,146)
Dividends paid	(3,559)	(3,357)
Change in long-term FHLB advances and other borrowings	(15,000)	(5,000)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(19)	(25)
Net purchase of treasury stock through publicly announced plans	-	(7,971)
Proceeds from exercise of stock options	650	283
Net cash (used in) provided by financing activities	(141,557)	18,211

Change in cash and cash equivalents	36,670	(93,519)
Cash and cash equivalents at beginning of period	50,765	143,067
Cash and cash equivalents at end of period	$87,435	$49,548

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$117	$1,651
Interest	$2,935	$2,924

Non-cash information:
Change in other comprehensive loss	$419	$1,914
Change in deferred tax due to change in other comprehensive loss	$225	$1,042

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except per share information)
	For the Three Months Ended March 31, 2017
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity

Balance December 31, 2016	21,110,968	$21,111	$232,806	$(66,950)	$(2,409)	$196,569	$381,127
Net income		-	-	-	-	9,044	9,044
Dividends declared, $0.21 per share		-	-	-	-	(3,610)	(3,610)
Other comprehensive income, net of tax expense of $225		-	-	-	419	-	419
Stock based compensation		-	484	-	-	-	484
Net purchase of treasury stock from stock awards for statutory tax withholdings		-	-	(19)	-	-	(19)
Common stock issued through share-based awards and options exercises	30,178	30	620	-	-	-	650
Balance March 31, 2017	21,141,146	$21,141	$233,910	$(66,969)	$(1,990)	$202,003	$388,095

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Corporation’s Annual Report on Form 10-K for the twelve months ended December 31, 2016 (the “2016 Annual Report”).

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended
	March 31,
(dollars in thousands except per share data)	2017	2016
Numerator:
Net income available to common shareholders	$9,044	$8,321
Denominator for basic earnings per share – weighted average shares outstanding	16,954,132	16,848,202
Effect of dilutive common shares	228,557	34,991
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	17,182,689	16,883,193
Basic earnings per share	$0.53	$0.49
Diluted earnings per share	$0.53	$0.49
Anti-dilutive shares excluded from computation of average dilutive earnings per share	—	—

Note 3 - Business Combinations

Pending Business Combination – Royal Bancshares of Pennsylvania, Inc.

On January 30, 2017, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Royal Bancshares of Pennsylvania, Inc. (“RBPI”), parent company of Royal Bank America (“RBA”), in a transaction with an aggregate value of $127.7 million (the “Acquisition”). In connection with the Acquisition, RBPI will merge with and into the Corporation and RBA will merge with and into the Bank. The Acquisition, which is expected to add approximately $602 million in loans and $630 million in deposits (based on December 31, 2016 financial information), strengthens the Corporation’s position as the largest community bank in Philadelphia’s western suburbs and, based on deposits, ranks it as the eighth largest community bank headquartered in Pennsylvania. The Acquisition, which will expand the Corporation's distribution network by providing entry into the new markets of New Jersey and Berks County, Pennsylvania, and an expanded physical presence in Philadelphia County, Pennsylvania, is expected to close during the third quarter of 2017.

Due Diligence, Merger-Related and Merger Integration Expenses

Due diligence, merger-related and merger integration expenses may include consultant costs, investment banker fees, contract breakage fees, retention bonuses for severed employees, and salary and wages for redundant staffing involved in the integration of the institutions. The following table details the costs identified and classified as due diligence, merger-related and merger integration costs for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Professional fees	$396	$—
Salaries and wages	80	—
Other	35	—
Total due diligence and merger-related expenses	$511	$—

Note 4 - Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of March 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$—	$—	$101
Obligations of the U.S. government and agencies	101,279	161	(964)	100,476
Obligations of state and political subdivisions	30,949	56	(65)	30,940
Mortgage-backed securities	197,224	1,281	(1,085)	197,420
Collateralized mortgage obligations	46,253	87	(864)	45,476
Other investments	16,520	177	(82)	16,615

Total	$392,326	$1,762	$(3,060)	$391,028

As of December 31, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,094	$3	$—	$200,097
Obligations of the U.S. government and agencies	83,111	167	(1,080)	82,198
Obligations of state and political subdivisions	33,625	26	(121)	33,530
Mortgage-backed securities	185,997	1,260	(1,306)	185,951
Collateralized mortgage obligations	49,488	108	(902)	48,694
Other investments	16,575	105	(154)	16,526

Total	$568,890	$1,669	$(3,563)	$566,996

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of March 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$101	$—	$—	$—	$101	$—
Obligations of the U.S. government and agencies	75,404	(964)	—	—	75,404	(964)
Obligations of state and political subdivisions	13,847	(65)	—	—	13,847	(65)
Mortgage-backed securities	103,807	(1,085)	—	—	103,807	(1,085)
Collateralized mortgage obligations	34,441	(864)	—	—	34,441	(864)
Other investments	2,331	(46)	11,920	(36)	14,251	(82)
Total	$229,931	$(3,024)	$11,920	$(36)	$241,851	$(3,060)

As of December 31, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$62,211	$(1,080)	$—	$—	$62,211	$(1,080)
Obligations of state and political subdivisions	24,482	(121)	—	—	24,482	(121)
Mortgage-backed securities	101,433	(1,306)	—	—	101,433	(1,306)
Collateralized mortgage obligations	35,959	(902)	—	—	35,959	(902)
Other investments	2,203	(93)	11,895	(61)	14,098	(154)
Total	$226,288	$(3,502)	$11,895	$(61)	$238,183	$(3,563)

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

As of March 31, 2017 and December 31, 2016, securities having fair values of $103.4 million and $119.4 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of March 31, 2017 and December 31, 2016, by contractual maturity, are detailed below:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities[1]:
Due in one year or less	$12,019	$12,026	$213,876	$213,885
Due after one year through five years	65,360	65,221	40,335	40,270
Due after five years through ten years	39,023	38,328	45,840	44,914
Due after ten years	17,226	17,240	18,079	18,055
Subtotal	133,628	132,815	318,130	317,124
Mortgage-related securities[1]	243,477	242,896	235,485	234,644
Mutual funds with no stated maturity	15,221	15,317	15,275	15,228
Total	$392,326	$391,028	$568,890	$566,996

1 Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of March 31, 2017 and December 31, 2016 are detailed below:

As of March 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$5,194	$—	$(78)	$5,116
Total	$5,194	$—	$(78)	$5,116

As of December 31, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$2,879	$—	$(61)	$2,818
Total	$2,879	$—	$(61)	$2,818

The following tables detail the amount of held to maturity securities that were in an unrealized loss position as of March 31, 2017 and December 31, 2016:

As of March 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$5,116	$(78)	$—	$—	$5,116	$(78)
Total	$5,116	$(78)	$—	$—	$5,116	$(78)

As of December 31, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,818	$(61)	$—	$—	$2,818	$(61)
Total	$2,818	$(61)	$—	$—	$2,818	$(61)

The amortized cost and fair value of investment securities held to maturity as of March 31, 2017 and December 31, 2016, by contractual maturity, are detailed below:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-related securities[1]	$5,194	$5,116	$2,879	$2,818
Total	$5,194	$5,116	$2,879	$2,818

1 Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2017 and December 31, 2016, the Corporation’s investment securities held in trading accounts totaled $4.1 million and $3.9 million, respectively, and consisted solely of deferred compensation trust accounts which were invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

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

A. The table below details all portfolio loans and leases as of the dates indicated:

	March 31, 2017	December 31, 2016
Loans held for sale	$3,015	$9,621
Real estate loans:
Commercial mortgage	$1,137,870	$1,110,898
Home equity lines and loans	203,962	207,999
Residential mortgage	418,264	413,540
Construction	145,699	141,964
Total real estate loans	1,905,795	1,874,401
Commercial and industrial	567,917	579,791
Consumer	23,932	25,341
Leases	57,945	55,892
Total portfolio loans and leases	2,555,589	2,535,425
Total loans and leases	$2,558,604	$2,545,046
Loans with fixed rates	$1,124,066	$1,130,172
Loans with adjustable or floating rates	1,434,538	1,414,874
Total loans and leases	$2,558,604	$2,545,046
Net deferred loan origination fees included in the above loan table	$(864)	$(735)

    The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

	March 31, 2017	December 31, 2016
Loans held for sale	$3,015	$9,621
Real estate loans:
Commercial mortgage	$990,579	$946,879
Home equity lines and loans	176,555	178,450
Residential mortgage	351,349	342,268
Construction	145,699	141,964
Total real estate loans	1,664,182	1,609,561
Commercial and industrial	540,896	550,334
Consumer	23,791	25,200
Leases	57,945	55,892
Total portfolio loans and leases	2,286,814	2,240,987
Total loans and leases	$2,289,829	$2,250,608
Loans with fixed rates	$995,798	$992,917
Loans with adjustable or floating rates	1,294,031	1,257,691
Total originated loans and leases	$2,289,829	$2,250,608
Net deferred loan origination fees included in the above loan table	$(864)	$(735)

     The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

	March 31, 2017	December 31, 2016
Real estate loans:
Commercial mortgage	$147,291	$164,019
Home equity lines and loans	27,407	29,549
Residential mortgage	66,915	71,272
Construction	—	—
Total real estate loans	241,613	264,840
Commercial and industrial	27,021	29,457
Consumer	141	141
Total portfolio loans and leases	268,775	294,438
Total loans and leases	$268,775	$294,438
Loans with fixed rates	$128,268	$137,255
Loans with adjustable or floating rates	140,507	157,183
Total acquired loans and leases	$268,775	$294,438

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Minimum lease payments receivable	$64,502	$62,379
Unearned lease income	(8,648)	(8,608)
Initial direct costs and deferred fees	2,091	2,121
Total	$57,945	$55,892

C. Non-Performing Loans and Leases(1)

The following table details all non-performing portfolio loans and leases as of the dates indicated:

(dollars in thousands)	March 31, 2017	December 31, 2016
Non-accrual loans and leases:
Commercial mortgage	$315	$320
Home equity lines and loans	1,828	2,289
Residential mortgage	2,640	2,658
Commercial and industrial	2,471	2,957
Consumer	—	2
Leases	75	137
Total	$7,329	$8,363

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $343 thousand and $344 thousand of purchased credit-impaired loans as of March 31, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition.

    The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	March 31, 2017	December 31, 2016
Non-accrual originated loans and leases:
Commercial mortgage	$263	$265
Home equity lines and loans	1,674	2,169
Residential mortgage	1,624	1,654
Commercial and industrial	908	941
Consumer	—	2
Leases	75	137
Total	$4,544	$5,168

The following table details non-performing acquired portfolio loans(1) as of the dates indicated:

(dollars in thousands)	March 31, 2017	December 31, 2016
Non-accrual acquired loans and leases:
Commercial mortgage	$52	$55
Home equity lines and loans	154	120
Residential mortgage	1,016	1,004
Commercial and industrial	1,563	2,016
Total	$2,785	$3,195

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $343 thousand and $344 thousand of purchased credit-impaired loans as of March 31, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Outstanding principal balance	$17,264	$18,091
Carrying amount(1)	$11,862	$12,432

(1)

Includes $360 thousand and $368 thousand of purchased credit-impaired loans as of March 31, 2017 and December 31, 2016, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $343 thousand and $344 thousand of purchased credit-impaired loans as of March 31, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the three months ended March 31, 2017:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2016	$3,233
Accretion	(485)
Reclassifications from nonaccretable difference	—
Additions/adjustments	—
Disposals	—
Balance, March 31, 2017	$2,748

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of March 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,926	$—	$—	$1,926	$1,135,629	$1,137,555	$315	$1,137,870
Home equity lines and loans	24	200	—	224	201,910	202,134	1,828	203,962
Residential mortgage	1,967	233	—	2,200	413,424	415,624	2,640	418,264
Construction	—	—	—	—	145,699	145,699	—	145,699
Commercial and industrial	519	719	—	1,238	564,208	565,446	2,471	567,917
Consumer	10	10	—	20	23,912	23,932	—	23,932
Leases	159	310	—	469	57,401	57,870	75	57,945
	$4,605	$1,472	$—	$6,077	$2,542,183	$2,548,260	$7,329	$2,555,589

(dollars in thousands)	Accruing Loans and Leases
As of December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$666	$722	$—	$1,388	$1,109,190	$1,110,578	$320	$1,110,898
Home equity lines and loans	11	—	—	11	205,699	205,710	2,289	207,999
Residential mortgage	823	490	—	1,313	409,569	410,882	2,658	413,540
Construction	—	—	—	—	141,964	141,964	—	141,964
Commercial and industrial	36	—	—	36	576,798	576,834	2,957	579,791
Consumer	10	5	—	15	25,324	25,339	2	25,341
Leases	177	86	—	263	55,492	55,755	137	55,892
	$1,723	$1,303	$—	$3,026	$2,524,036	$2,527,062	$8,363	$2,535,425
*included as “current” are $2.0 million and $15.3 million of loans and leases as of March 31, 2017 and December 31, 2016, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of March 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$714	$—	$—	$714	$989,602	$990,316	$263	$990,579
Home equity lines and loans	24	—	—	24	174,857	174,881	1,674	176,555
Residential mortgage	1,732	—	—	1,732	347,993	349,725	1,624	351,349
Construction	—	—	—	—	145,699	145,699	—	145,699
Commercial and industrial	364	—	—	364	539,624	539,988	908	540,896
Consumer	10	10	—	20	23,771	23,791	—	23,791
Leases	159	310	—	469	57,401	57,870	75	57,945
	$3,003	$320	$—	$3,323	$2,278,947	$2,282,270	$4,544	$2,286,814

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$—	$722	$—	$722	$945,892	$946,614	$265	$946,879
Home equity lines and loans	11	—	—	11	176,270	176,281	2,169	178,450
Residential mortgage	773	64	—	837	339,778	340,615	1,653	342,268
Construction	—	—	—	—	141,964	141,964	—	141,964
Commercial and industrial	—	—	—	—	549,393	549,393	941	550,334
Consumer	10	5	—	15	25,183	25,198	2	25,200
Leases	177	86	—	263	55,492	55,755	137	55,892
	$971	$877	$—	$1,848	$2,233,972	$2,235,820	$5,167	$2,240,987

*included as “current” are $2.0 million and $13.5 million of loans and leases as of March 31, 2017 and December 31, 2016, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of March 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,212	$—	$—	$1,212	$146,027	$147,239	$52	$147,291
Home equity lines and loans	—	200	—	200	27,053	27,253	154	27,407
Residential mortgage	235	233	—	468	65,431	65,899	1,016	66,915
Commercial and industrial	155	719	—	874	24,584	25,458	1,563	27,021
Consumer	—	—	—	—	141	141	—	141
	$1,602	$1,152	$—	$2,754	$263,236	$265,990	$2,785	$268,775

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$666	$—	$—	$666	$163,298	$163,964	$55	$164,019
Home equity lines and loans	—	—	—	—	29,429	29,429	120	29,549
Residential mortgage	50	426	—	476	69,791	70,267	1,005	71,272
Commercial and industrial	36	—	—	36	27,405	27,441	2,016	29,457
Consumer	—	—	—	—	141	141	—	141
	$752	$426	$—	$1,178	$290,064	$291,242	$3,196	$294,438

*included as “current” are $0 and $1.8 million of loans and leases as of March 31, 2017 and December 31, 2016, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three months ended March 31, 2017:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2016	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486
Charge-offs	—	(438)	(27)	—	(59)	(41)	(206)	—	(771)
Recoveries	3	—	—	1	—	2	95	—	101
Provision for loan and lease losses	180	426	(92)	(39)	(336)	21	131	—	291
Balance, March 31, 2017	$6,410	$1,243	$1,798	$2,195	$4,747	$135	$579	$—	$17,107

The following table details the roll-forward of the Allowance for the three months ended March 31, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2015	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857
Charge-offs	(110)	(75)	(4)	—	(28)	(34)	(300)	—	(551)
Recoveries	3	4	39	—	3	14	66	—	129
Provision for loan and lease losses	764	(110)	93	578	(139)	(2)	244	(18)	1,410
Balance, March 31, 2016	$5,856	$1,126	$1,868	$1,902	$5,445	$120	$528	$—	$16,845

The following table details the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2017 and December 31, 2016:

(dollars in thousands) As of March 31, 2017	Commercial Mortgage	Home Equity Lines and Loans		Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$		$73	$—	$11	$5	$—	$—	$89
Collectively evaluated for impairment	6,410		1,243	1,725	2,195	4,736	130	579	—	17,018
Purchased credit-impaired(1)	—		—	—	—	—	—	—	—	—
Total	$6,410		$1,243	$1,798	$2,195	$4,747	$135	$579	$—	$17,107
As of December 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—		$—	$73	$—	$5	$8	$—	$—	$86
Collectively evaluated for impairment	6,227		1,255	1,844	2,233	5,137	145	559	—	17,400
Purchased credit-impaired(1)	—		—	—	—	—	—	—	—	—
Total	$6,227		$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2017 and December 31, 2016:

(dollars in thousands) As of March 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$1,570	$1,945	$7,256	$—	$2,444	$29	$—	$13,244
Collectively evaluated for impairment	1,126,325	201,917	411,008	145,699	563,686	23,903	57,945	2,530,483
Purchased credit-impaired(1)	9,975	100	—	—	1,787	—	—	11,862
Total	$1,137,870	$203,962	$418,264	$145,699	$567,917	$23,932	$57,945	$2,555,589
As of December 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$1,576	$2,354	$7,266	$—	$2,946	$31	$—	$14,173
Collectively evaluated for impairment	1,098,788	205,540	406,271	141,964	575,055	25,310	55,892	2,508,820
Purchased credit-impaired(1)	10,534	105	3	—	1,790	—	—	12,432
Total	$1,110,898	$207,999	$413,540	$141,964	$579,791	$25,341	$55,892	$2,535,425

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2017 and December 31, 2016:

(dollars in thousands) As of March 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$45	$—	$1	$5	$—	$—	$51
Collectively evaluated for impairment	6,410	1,243	1,725	2,195	4,736	130	579	—	17,018
Total	$6,410	$1,243	$1,770	$2,195	$4,737	$135	$579	$—	$17,069
As of December 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$45	$—	$5	$8	$—	$—	$58
Collectively evaluated for impairment	6,227	1,255	1,844	2,233	5,137	145	559	—	17,400
Total	$6,227	$1,255	$1,889	$2,233	$5,142	$153	$559	$—	$17,458

The following table details the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2017 and December 31, 2016:

(dollars in thousands) As of March 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$1,518	$1,873	$4,070	$—	$1,141	$29	$—	$8,631
Collectively evaluated for impairment	989,061	174,682	347,279	145,699	539,755	23,762	57,945	2,278,183
Total	$990,579	$176,555	$351,349	$145,699	$540,896	$23,791	$57,945	$2,286,814
As of December 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$1,521	$2,319	$4,111	$—	$1,190	$31	$—	$9,172
Collectively evaluated for impairment	945,358	176,131	338,157	141,964	549,144	25,169	55,892	2,231,815
Total	$946,879	$178,450	$342,268	$141,964	$550,334	$25,200	$55,892	$2,240,987

The following table details the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2017 and December 31, 2016:

(dollars in thousands) As of March 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$28	$—	$10	$—	$—	$—	$38
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$28	$—	$10	$—	$—	$—	$38
As of December 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$28	$—	$—	$—	$—	$—	$28
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$28	$—	$—	$—	$—	$—	$28

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2017 and December 31, 2016:

(dollars in thousands) As of March 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$52	$72	$3,186	$—	$1,303	$—	$—	$4,613
Collectively evaluated for impairment	137,264	27,235	63,729	—	23,931	141	—	252,300
Purchased credit-impaired(1)	9,975	100	—	—	1,787	—	—	11,862
Total	$147,291	$27,407	$66,915	$—	$27,021	$141	$—	$268,775
As of December 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$55	$35	$3,155	$—	$1,756	$—	—	$5,001
Collectively evaluated for impairment	153,430	29,409	68,114	—	25,911	141	—	277,005
Purchased credit-impaired(1)	10,534	105	3	—	1,790	—	—	12,432
Total	$164,019	$29,549	$71,272	$—	$29,457	$141	—	$294,438

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Pass	$1,126,655	$1,099,557	$143,732	$140,370	$559,773	$570,342	$1,830,160	$1,810,269
Special Mention	1,886	1,892	—	—	674	2,315	2,560	4,207
Substandard	9,329	9,449	1,967	1,594	7,123	5,512	18,419	16,555
Doubtful	—	—	—	—	347	1,622	347	1,622
Total	$1,137,870	$1,110,898	$145,699	$141,964	$567,917	$579,791	$1,851,486	$1,832,653

	Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Performing	$415,624	$410,882	$202,134	$205,710	$23,932	$25,339	$57,870	$55,755	$699,560	$697,686
Non-performing	2,640	2,658	1,828	2,289	—	2	75	137	4,543	5,086
Total	$418,264	$413,540	$203,962	$207,999	$23,932	$25,341	$57,945	$55,892	$704,103	$702,772

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Pass	$980,545	$936,737	$143,732	$140,370	$536,621	$544,876	$1,660,898	$1,621,983
Special Mention	1,886	1,892	—	—	642	2,279	2,528	4,171
Substandard	8,148	8,250	1,967	1,594	3,508	3,054	13,623	12,898
Doubtful	—	—	—	—	125	125	125	125
Total	$990,579	$946,879	$145,699	$141,964	$540,896	$550,334	$1,677,174	$1,639,177

	Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Performing	$349,725	$340,615	$174,882	$176,281	$23,791	$25,198	$57,870	$55,755	$606,268	$597,849
Non-performing	1,624	1,653	1,673	2,169	—	2	75	137	3,372	3,961
Total	$351,349	$342,268	$176,555	$178,450	$23,791	$25,200	$57,945	$55,892	$609,640	$601,810

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade

(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Pass	$146,110	$162,820	$—	$—	$23,152	$25,466	$169,262	$188,286
Special Mention	—	—	—	—	32	36	32	36
Substandard	1,181	1,199	—	—	3,615	2,458	4,796	3,657
Doubtful	—	—	—	—	222	1,497	222	1,497
Total	$147,291	$164,019	$—	$—	$27,021	$29,457	$174,312	$193,476

	Credit Risk Profile by Payment Activity

(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Performing	$65,899	$70,267	$27,252	$29,429	$141	$141	$93,292	$99,837
Non-performing	1,016	1,005	155	120	—	—	1,171	1,125
Total	$66,915	$71,272	$27,407	$29,549	$141	$141	$94,463	$100,962

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	March 31, 2017	December 31, 2016
TDRs included in nonperforming loans and leases	$2,681	$2,632
TDRs in compliance with modified terms	6,492	6,395
Total TDRs	$9,173	$9,027

The following table presents information regarding loan and lease modifications categorized as TDRs for the three months ended March 31, 2017:

	For the Three Months Ended March 31, 2017
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	1	$8	$8
Residential mortgage	1	194	202
Leases	3	62	62
Total	5	$264	$272

The following table presents information regarding the types of loan and lease modifications made for the three months ended March 31, 2017:

	Number of Contracts for the Three Months Ended March 31, 2017
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest	Forgiveness of Principal
Home equity loans and lines	—	1	—	—	—	—	—
Residential mortgage	—	—	1	—	—	—	—
Leases	—	—	—	—	3	—	—
Total	—	1	1	—	3	—	—

During the three months ended March 31, 2017, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended March 31, 2017
Impaired loans with related Allowance:
Residential mortgage	$620	$619	$73	$621	$7	$—
Commercial and industrial	88	121	11	110	1	—
Consumer	29	29	5	29	—	—
Total	$737	$769	$89	$760	$8	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$1,570	$1,570	$—	$1,573	$15	$—
Home equity lines and loans	1,945	2,806	—	2,358	2	—
Residential mortgage	6,637	6,623	—	6,755	53	—
Commercial and industrial	2,357	3,156	—	2,456	2	—
Total	$12,509	$14,155	$—	$13,142	$72	$—

Grand total	$13,246	$14,924	$89	$13,902	$80	$—

(1)	The table above does not include the recorded investment of $232 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended March 31, 2016
Impaired loans with related Allowance:
Residential mortgage	$628	$642	$74	$642	$7	$—
Commercial and industrial	1,947	1,966	519	1,990	1	—
Consumer	30	30	5	30	—	—
Total	$2,605	$2,638	$598	$2,662	$8	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$405	$527	$—	$528	$—	$—
Home equity lines and loans	1,906	2,393	—	2,538	1	—
Residential mortgage	6,861	7,707	—	8,134	52	—
Construction	12	974	—	994	—	—
Commercial and industrial	2,009	2,826	—	4,759	1	—
Total	$11,193	$14,427	$—	$16,953	$54	$—

Grand total	$13,798	$17,065	$598	$19,615	$62	$—

(1)	The table above does not include the recorded investment of $122 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2016
Impaired loans with related allowance:
Residential mortgage	$622	$622	$73
Commercial and industrial	84	84	5
Consumer	31	31	8
Total	$737	$737	$86

Impaired loans(1)(3) without related allowance:
Commercial mortgage	$1,577	$1,577	$—
Home equity lines and loans	2,354	2,778	—
Residential mortgage	6,644	6,970	—
Commercial and industrial	2,862	3,692	—
Total	$13,437	$15,017	$—

Grand total	$14,174	$15,754	$86

(1)	The table above does not include the recorded investment of $240 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

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

(dollars in thousands)	As of March 31, 2017
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$151,454	$(4,163)	$147,291
Home equity lines and loans	29,047	(1,640)	27,407
Residential mortgage	69,338	(2,423)	66,915
Commercial and industrial	30,317	(3,296)	27,021
Consumer	162	(21)	141
Total	$280,318	$(11,543)	$268,775

(dollars in thousands)	As of December 31, 2016
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$168,612	$(4,593)	$164,019
Home equity lines and loans	31,236	(1,687)	29,549
Residential mortgage	73,902	(2,630)	71,272
Commercial and industrial	32,812	(3,355)	29,457
Consumer	163	(22)	141
Total	$306,725	$(12,287)	$294,438

 Note 6 - Deposits

The following table details the components of deposits:

(dollars in thousands)	March 31, 2017	December 31, 2016

Interest-bearing checking accounts	$395,131	$379,424
Money market accounts	757,071	761,657
Savings accounts	255,791	232,193
Wholesale non-maturity deposits	69,471	74,272
Wholesale time deposits	68,164	73,037
Time deposits	319,381	322,912
Total interest-bearing deposits	1,865,009	1,843,495
Non-interest-bearing deposits	771,556	736,180
Total deposits	$2,636,565	$2,579,675

Note 7 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Repurchase agreements* – commercial customers	$23,613	$39,151
Short-term FHLB advances	—	165,000
Overnight federal funds	—	—
Total short-term borrowings	$23,613	$204,151

* overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended March 31,
	2017	2016
Balance at period-end	$23,613	$37,010
Maximum amount outstanding at any month-end	39,378	38,972
Average balance outstanding during the period	47,603	34,158
Weighted-average interest rate:
As of period-end	0.10%	0.27%
Paid during the period	0.23%	0.20%

B. Long-term FHLB Advances and Other Borrowings

The Corporation’s long-term FHLB advances and other borrowings consist of advances from the FHLB with original maturities of greater than one year and an adjustable-rate commercial loan from a correspondent bank.

The following table presents the remaining periods until maturity of the long-term FHLB advances and other borrowings:

(dollars in thousands)	March 31, 2017	December 31, 2016
Within one year	$91,471	$75,000
Over one year through five years	83,240	114,742
Total	$174,711	$189,742

The following table presents rate and maturity information on long-term FHLB advances and other borrowings:

(dollars in thousands)	Maturity Range(1)		Weighted	Coupon Rate(1)		Balance
Description	From	To	Average Rate(1)	From	To	March 31, 2017	December 31, 2016
Bullet maturity – fixed rate	05/24/2017	12/19/2020	1.48%	0.95%	2.13%	$138,612	$153,612
Bullet maturity – variable rate	11/28/2017	11/28/2017	1.20%	1.20%	1.20%	15,000	15,000
Convertible-fixed(2)	01/03/2018	08/20/2018	2.94%	2.58%	3.50%	21,099	21,130
Total						$174,711	$189,742

(1)Maturity range, weighted average rate and coupon rate range refers to March 31, 2017 balances
(2)FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of March 31, 2017, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2017. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of March 31, 2017 the Corporation had a maximum borrowing capacity with the FHLB of $1.23 billion, of which the unused capacity was $1.04 billion. In addition, there were unused capacities of $79.0 million in overnight federal funds lines, $108.0 million of Federal Reserve Discount Window borrowings and $5.0 million in a revolving line of credit from a correspondent bank as of March 31, 2017. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $8.5 million and $17.3 million as of March 31, 2017 and December 31, 2016, respectively. The carrying amount of the FHLB capital stock approximates its redemption value.

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

PSAs and PSUs have a restriction based on the passage of time and also have a restriction based on a performance criteria. The performance criteria may be a market-based criteria measured by the Corporation’s total shareholder return (“TSR”) relative to the performance of the community bank index or a bank peer group for the respective period. The fair value of the PSAs and PSUs based on the Corporation’s TSR relative to the performance of the community bank index is calculated using the Monte Carlo Simulation method. The performance criteria may also be based on a non-market-based criteria such as return on average equity. The grant date fair value of these PSUs and PSAs is based on the closing price of the Corporation’s stock on the date of the grant. PSU and PSA grants may have a vesting percent ranging from 0% to 150%.

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

The following table provides information about options outstanding for the three months ended March 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2016	185,023	$21.04	$4.88
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(29,178)	$22.29	$4.98
Options outstanding, March 31, 2017	155,845	$20.80	$4.86

As of March 31, 2017, there were no unvested stock options.

For the three months ended March 31, 2017, the Corporation did not recognize any expense related to stock options. As of March 31, 2017, there was no unrecognized expense related to stock options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 are detailed below:

(dollars in thousands)	Three Months Ended March 31,
	2017	2016
Proceeds from exercise of stock options	$650	$283
Related tax benefit recognized	141	47
Net proceeds of options exercised	$791	$330
Intrinsic value of options exercised	$548	$131

The following table provides information about options outstanding and exercisable at March 31, 2017:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	155,845	155,845
Weighted average exercise price	$20.80	$20.80
Aggregate intrinsic value	$2,914	$2,914
Weighted average contractual term in years	1.8	1.8

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs, RSUs, PSAs and PSUs under the 2007 LTIP, 2010 LTIP and Amended 2010 LTIP.

RSAs and RSUs

The compensation expense for the RSAs and RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the three months ended March 31, 2017, the Corporation recognized $180 thousand of expense related to the Corporation’s RSAs and RSUs. As of March 31, 2017, there was $1.1 million of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 2.0 years.

The following table details the unvested RSAs and RSUs for the three months ended March 31, 2017:

	Three Months Ended March 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	58,862	$29.57
Granted	2,000	$38.51
Vested	(1,000)	$30.04
Forfeited	—	$—
Ending balance	59,862	$29.86

For the three months ended March 31, 2017, the Corporation recorded a $4 thousand excess tax benefit related to the vesting of RSAs and RSUs.

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three months ended March 31, 2017, the Corporation recognized $304 thousand of expense related to the PSAs and PSUs. As of March 31, 2017, there was $1.7 million of unrecognized compensation cost related to PSAs and PSUs. This cost will be recognized over a weighted average period of 1.9 years.

For the three months ended March 31, 2017, the Corporation recorded $0 of tax benefit related to the vesting of PSAs and PSUs.

The following table details the unvested PSAs and PSUs for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	192,844	$18.77
Granted	—	—
Vested	—	—
Forfeited	—	—
Ending balance	192,844	$18.77

Note 9 - Pension and Other Post-Retirement Benefit Plans

The Corporation has two defined benefit pension plans (“SERP I” and “SERP II”), both of which are non-qualified plans which are restricted to certain senior officers of the Corporation.

SERP I provides each participant with the equivalent pension benefit provided by a previously settled qualified defined benefit plan on any compensation and bonus deferrals that exceed the IRS limit applicable to such plan.

On February 12, 2008, the Corporation amended SERP I to freeze further increases in the defined-benefit amounts to all participants, effective March 31, 2008.

On April 1, 2008, the Corporation added SERP II, a non-qualified defined-benefit plan which was restricted to certain senior officers of the Corporation. Effective January 1, 2013, the Corporation curtailed SERP II, as further increases to the defined-benefit amounts to over 20% of the participants were frozen.

The Corporation also has a postretirement medical benefit plan (“PRBP”) that covers or will cover a portion of health insurance costs of certain retired employees and a group of current employees. The PRBP was closed to new participants in 1994. In 2007, the Corporation amended the PRBP to allow for settlement of obligations to certain current and retired employees. Certain retired participant obligations were settled in 2007 and current employee obligations were settled in 2008.

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	SERP I and SERP II		PRBP
(dollars in thousands)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	44	46	3	4
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	—	—	—	—
Amortization of net loss	14	14	9	10
Net periodic benefit cost	$58	$60	$12	$14

SERP I and SERP II: The Corporation contributed $65 thousand during the three months ended March 31, 2017, and is expected to contribute an additional $195 thousand to the SERP I and SERP II plans for the remaining nine months of 2017.

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

The following tables detail segment information for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$27,402	$1	$27,403	$25,901	$1	$25,902
Less: loan loss provision	291	—	291	1,410	—	1,410
Net interest income after loan loss provision	27,111	1	27,112	24,491	1	24,492
Other income:
Fees for wealth management services	—	9,303	9,303	—	8,832	8,832
Service charges on deposit accounts	647	—	647	702	—	702
Loan servicing and other fees	503	—	503	492	—	492
Net gain on sale of loans	629	—	629	705	—	705
Net gain (loss) on sale of available for sale securities	1	—	1	(15)	—	(15)
Net (loss) gain on sale of other real estate owned	—	—	—	(76)	—	(76)
Insurance commissions	—	763	763	—	1,276	1,276
Other operating income	1,333	48	1,381	1,201	36	1,237
Total other income	3,113	10,114	13,227	3,009	10,144	13,153

Other expenses:
Salaries & wages	8,630	3,820	12,450	7,897	3,841	11,738
Employee benefits	1,627	932	2,559	1,645	840	2,485
Occupancy & equipment	2,127	399	2,526	2,082	406	2,488
Amortization of intangible assets	353	340	693	220	671	891
Professional fees	681	30	711	799	14	813
Due diligence, merger-related and merger integration costs	511	—	511	—	—	—
Other operating expenses	6,184	1,026	7,210	5,717	864	6,581
Total other expenses	20,113	6,547	26,660	18,360	6,636	24,996
Segment profit	10,111	3,568	13,679	9,140	3,509	12,649
Intersegment (revenues) expenses*	(112)	112	—	(99)	99	—
Pre-tax segment profit after eliminations	$9,999	$3,680	$13,679	$9,041	$3,608	$12,649
% of segment pre-tax profit after eliminations	73.1%	26.9%	100.0%	71.5%	28.5%	100.0%
Segment assets (dollars in millions)	$3,247	$46	$3,293	$3,010	$48	$3,058
*	Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	March 31, 2017	December 31, 2016
Assets under management, administration, supervision and brokerage:	$11,725.5	$11,328.5

Note 11 - Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Balance, beginning of period	$5,582	$5,142
Additions	276	259
Amortization	(169)	(136)
Recovery	2	—
Impairment	(5)	(83)
Balance, end of period	$5,686	$5,182
Fair value	$6,394	$5,182

As of March 31, 2017 and December 31, 2016, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Fair value amount of MSRs	$6,394	$6,154
Weighted average life (in years)	6.3	6.3
Prepayment speeds (constant prepayment rate)*	10.0%	10.2%
Impact on fair value:
10% adverse change	$(115)	$(115)
20% adverse change	$(238)	$(238)
Discount rate	9.55%	9.55%
Impact on fair value:
10% adverse change	$(236)	$(225)
20% adverse change	$(455)	$(434)

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

(dollars in thousands)	Balance December 31, 2016	Additions/ Adjustments	Amortization	Balance March 31, 2017	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$20,412		Indefinite
Goodwill – Banking	80,783	—	—	80,783		Indefinite
Goodwill – Insurance	3,570	—	—	3,570		Indefinite
Total	$104,765	$—	$—	$104,765
Core deposit intangible (years)	$3,447	$—	$(184)	$3,263		10
Customer relationships (years)	13,056	—	(368)	12,688	10	to	20
Non-compete agreements (years)	1,634	—	(129)	1,505	5	to	10
Trade name	2,165	—	—	2,165		Indefinite
Domain name	—	152	—	152		Indefinite
Favorable lease (months)	103	—	(12)	91	17	to	75
Total	$20,405	$152	$(693)	$19,864
Grand total	$125,170	$152	$(693)	$124,629

The Corporation performed its annual review of goodwill and identifiable intangible assets as of October 31, 2016 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the five months ended March 31, 2017, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2017 and 2016:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for-Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$(1,231)	(1,178)	(2,409)
Net change	387	32	419
Balance, March 31, 2017	$(844)	(1,146)	(1,990)

Balance, December 31, 2015	$774	(1,186)	(412)
Net change	1,921	(7)	1,914
Balance, March 31, 2016	$2,695	(1,193)	1,502

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three month periods ended March 31, 2017 and 2016:

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	For The Three Months Ended March 31,		Affected Income Statement Category
	2017	2016
Net unrealized gain on investment securities available for sale:
Realization of loss (gain) on sale of investment securities available for sale	$(1)	$15	Net (loss) gain on sale of available for sale investment securities
Less: income tax benefit (expense)	—	6	Less: income tax benefit (expense)
Net of income tax	$(1)	$9	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$23	$24	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	—	Employee benefits
Total expense before income tax benefit	23	24	Total expense before income tax benefit
Less: income tax benefit	8	8	Less: income tax benefit
Net of income tax	$15	$16	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pension and Other Post-Retirement Benefit Plans

Note 14 - Shareholders’ Equity

Dividend

On April 20, 2017, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.21 per share payable June 1, 2017 to shareholders of record as of May 2, 2017. During the first quarter of 2017, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.21 per share. This dividend totaled $3.6 million, based on outstanding shares and restricted stock units as of February 2, 2017 of 17,190,700 shares.

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

Options

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options. During the three months ended March 31, 2017, 29,178 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $650 thousand.

Stock Repurchases

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. During the three months ended March 31, 2017, no shares were repurchased under the 2015 Program. As of March 31, 2017, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300. In addition to the 2015 Program, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three months ended March 31, 2017 or 2016.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at March 31, 2017 and December 31, 2016 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of March 31, 2017:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	100.5	—	100.5	—
Obligations of state & political subdivisions	30.9	—	30.9	—
Mortgage-backed securities	202.5	—	202.5	—
Collateralized mortgage obligations	45.5	—	45.5	—
Mutual funds	19.5	19.5	—	—
Other debt securities	1.3	—	1.3	—
Total assets measured on a recurring basis at fair value	$400.3	$19.6	$380.7	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$6.4	$—	$—	$6.4
Impaired loans and leases	13.4	—	—	13.4
Other real estate owned (“OREO”)	1.0	—	—	1.0
Total assets measured on a non-recurring basis at fair value	$20.8	$—	$—	$20.8

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of December 31, 2016:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$200.1	$200.1	$—	$—
Obligations of the U.S. government agency securities	82.2	—	82.2	—
Obligations of state & political subdivisions	33.5	—	33.5	—
Mortgage-backed securities	188.8	—	188.8	—
Collateralized mortgage obligations	48.7	—	48.7	—
Mutual funds	19.1	19.1	—	—
Other debt securities	1.3	—	1.3	—
Total assets measured on a recurring basis at fair value	$573.7	$219.2	$354.5	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$6.2	$—	$—	$6.2
Impaired loans and leases	14.3	—	—	14.3
OREO	1.0	—	—	1.0
Total assets measured on a non-recurring basis at fair value	$21.5	$—	$—	$21.5

During the three months ended March 31, 2017, an increase of $3 thousand was recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three months ended March 31, 2017.

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

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of March 31,		As of December 31,
	Fair Value	2017		2016
(dollars in thousands)	Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$87,435	$87,435	$50,765	$50,765
Investment securities, available for sale	See Note 16	391,028	392,239	566,996	566,996
Investment securities, trading	See Note 16	4,138	4,138	3,888	3,888
Investments, held to maturity	Level 2	5,194	5,116	2,879	2,818
Loans held for sale	Level 2	3,015	3,015	9,621	9,621
Net portfolio loans and leases	Level 3	2,538,482	2,564,015	2,517,939	2,505,546
Mortgage servicing rights	Level 3	5,686	6,394	5,582	6,154
Other assets	Level 3	25,613	25,613	34,465	34,465
Total financial assets		$3,060,591	$3,087,965	$3,192,135	$3,180,253
Financial liabilities:
Deposits	Level 2	$2,636,565	$2,635,731	$2,579,675	$2,579,011
Short-term borrowings	Level 2	23,613	23,612	204,151	204,151
Long-term FHLB advances and other borrowings	Level 2	174,711	174,967	189,742	186,863
Subordinated notes	Level 2	29,546	29,624	29,532	29,228
Other liabilities	Level 2	40,087	40,087	37,303	37,303
Total financial liabilities		$2,904,522	$2,904,021	$3,040,403	$3,036,556

         *See Note 16 for a description of fair value hierarchy levels.

Note 18 - Recent Accounting Pronouncements

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

FASB ASU 2017-08 (Subtopic 310-20), “Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”

Issued in March 2017, ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires the premium to be amortized to the earliest call date. The amendments does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Corporation has evaluated ASU 2017-08 and determined that it currently follows the guidance related to premium amortization on callable debt securities.

FASB ASU 2017-07—Compensation—Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

Issued in March 2017, ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Corporation is evaluating the effect that ASU 2017-07 will have on its consolidated financial statements and related disclosures, but does not expect that it will materially affect the Corporation’s financial statements.

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

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2016 Annual Report on Form 10-K (the “2016 Annual Report”).

Pending Business Combination – Royal Bancshares of Pennsylvania, Inc.

On January 30, 2017, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Royal Bancshares of Pennsylvania, Inc. (“RBPI”), parent company of Royal Bank America (“RBA”), in a transaction with an aggregate value of $127.7 million (the “Acquisition”). In connection with the Acquisition, RBPI will merge with and into the Corporation and RBA will merge with and into the Bank. The Acquisition, which is expected to add approximately $602 million in loans and $630 million in deposits (based on December 31, 2016 financial information), strengthens the Corporation’s position as the largest community bank in Philadelphia’s western suburbs and, based on deposits, ranks it as the eighth largest community bank headquartered in Pennsylvania. The Acquisition, which will expand the Corporation's distribution network by providing entry into the new markets of New Jersey and Berks County, Pennsylvania, and an expanded physical presence in Philadelphia County, Pennsylvania, is expected to close during the third quarter of 2017 and is subject to shareholder approval as well as applicable regulatory approvals and closing conditions.

Other Pending Acquisitions and Expansion Plans

In addition to the RBPI Acquisition, the Bank has continued to execute on its strategies of diversification and acquiring and/or establishing specialty offices in strategically targeted areas where management believes there to be a high demand for the Bank’s products and services. On April 19, 2017, the Bank announced that it had entered into a definitive agreement to acquire Hirshorn Boothby, a full-service insurance agency established in 1931 and headquartered in the Chestnut Hill section of Philadelphia. Following receipt of applicable regulatory approvals and satisfaction of certain closing conditions, Hirshorn Boothby will be integrated into the Bank’s existing insurance subsidiary, Powers, Craft, Parker and Beard, Inc., which will expand the footprint of this growing segment.

On April 4, 2017, the Corporation announced the anticipated opening, subject to regulatory approval, of a wealth management-focused office in Princeton, New Jersey which is expected to complement the already-established presence in central New Jersey that is to be acquired in the anticipated merger with RBPI.

In addition to these expansions of the Corporation’s physical presence, beginning in the second quarter of 2017 the Bank’s newly established Capital Markets department will begin operations that will focus on providing risk management services to address the needs of its commercial customer base. These capital markets capabilities will enable the Bank to offer hedging tools for qualified commercial customers through the use of interest rate swaps and options designed to mitigate the interest rate risk on variable rate loans. This interest rate hedging offering will allow the Bank to participate on and lead in larger and longer dated credits without incurring additional interest rate risk itself. Additional services will similarly focus on helping qualified customers to hedge their foreign exchange risk and meet their trade finance needs through enhanced international services capabilities.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2017, as compared to the same period in 2016, and the changes in its financial condition as of March 31, 2017 as compared to December 31, 2016. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●

Net income for the three months ended March 31, 2017 was $9.0 million, an increase of $723 thousand as compared to net income of $8.3 million for the same period in 2016. Diluted earnings per share was $0.53 for the three months ended March 31, 2017 as compared to $0.49 for the same period in 2016.

●

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended March 31, 2017 were 9.60% and 1.13%, respectively, as compared to ROE and ROA of 9.27% and 1.13%, respectively, for the same period in 2016.

●	Tax-equivalent net interest income increased $1.6 million, or 6.0%, to $27.6 million for the three months ended March 31, 2017, as compared to $26.0 million for the same period in 2016.

●

Provision for loan and lease losses (the “Provision”), of $291 thousand for the three months ended March 31, 2017 was a decrease of $1.1 million from the $1.4 million Provision recorded for the same period in 2016.

●	Non-interest income of $13.2 million for the three months ended March 31, 2017 was relatively unchanged, increasing $74 thousand as compared to the same period in 2016.

●

Fees for wealth management services and insurance revenue of $9.3 million and $763 thousand, respectively, for the three months ended March 31, 2017 were an increase of $471 thousand and a decrease of $513 thousand, respectively, from the same period in 2016.

●	Non-interest expense of $26.7 million for the three months ended March 31, 2017 increased $1.7 million, from $25.0 million for the same period in 2016.

Changes in Financial Condition

●	Total assets of $3.29 billion as of March 31, 2017 decreased $128.9 million from December 31, 2016.

●	Shareholders’ equity of $388.1 million as of March 31, 2017 increased $7.0 million from $381.1 million as of December 31, 2016.

●	Total portfolio loans and leases as of March 31, 2017 were $2.56 billion, an increase of $20.2 million from the December 31, 2016 balance.

●

Total non-performing loans and leases of $7.3 million represented 0.29% of portfolio loans and leases as of March 31, 2017 as compared to $8.4 million, or 0.33% of portfolio loans and leases as of December 31, 2016.

●	The $17.1 million Allowance, as of March 31, 2017, represented 0.67% of portfolio loans and leases, as compared to $17.5 million, or 0.69% of portfolio loans and leases as of December 31, 2016.

●	Total deposits of $2.64 billion as of March 31, 2017 increased $56.9 million from $2.58 billion as of December 31, 2016.

●	Wealth Management assets under management, administration, supervision and brokerage as of March 31, 2017 were $11.73 billion, an increase of $397.0 million from December 31, 2016.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2017 and 2016 are shown in the table below:

	Three Months Ended March 31,
	2017	2016
Annualized return on average equity	9.60%	9.27%
Annualized return on average assets	1.13%	1.13%
Tax-equivalent net interest margin	3.74%	3.87%
Basic earnings per share	$0.53	$0.49
Diluted earnings per share	$0.53	$0.49
Dividend per share	$0.21	$0.20
Dividend declared per share to net income per basic common share	39.4%	40.5%

The following table presents certain key period-end balances and ratios as of March 31, 2017 and December 31, 2016:

(dollars in millions, except per share amounts)	March 31, 2017	December 31, 2016
Book value per share	$22.87	$22.50
Tangible book value per share	$15.53	$15.11
Allowance as a percentage of loans and leases	0.67%	0.69%
Tier I capital to risk weighted assets	10.50%	10.51%
Tangible common equity ratio	8.32%	7.76%
Loan to deposit ratio	97.0%	98.7%
Wealth assets under management, administration, supervision and brokerage	$11,725.5	$11,328.5
Portfolio loans and leases	$2,555.6	$2,535.4
Total assets	$3,292.6	$3,421.5
Shareholders’ equity	$388.1	$381.1

The following sections discuss, in detail, the Corporation’s results of operations for the three months ended March 31, 2017, as compared to the same periods in 2016, and the changes in its financial condition as of March 31, 2017 as compared to December 31, 2016.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three months ended March 31, 2017 and 2016, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income increased $1.6 million, or 6.0%, to $27.6 million for the three months ended March 31, 2017, as compared to $26.0 million for the same period in 2016. The increase in net interest income between the periods was largely related to the increase in average loans for the three months ended March 31, 2017 as compared to the same period in 2016. Average loans for the first quarter of 2017 increased by $247.1 million from the same period in 2016, while the tax-equivalent yield earned on loans decreased by 13 basis points. In addition, average long-term FHLB advances decreased $67.5 million with a 9 basis point increase in rate paid between periods. The increase in average loan balances and decrease in average long-term FHLB advances were offset by a $218.5 million increase in average interest-bearing deposits, whose tax-equivalent rate paid increased by 14 basis points between the periods.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended March 31,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$39,669	$66	0.67%	$39,050	$46	0.47%
Investment securities - available for sale:
Taxable	354,229	1,653	1.89%	316,353	1,397	1.78%
Non-taxable(3)	31,485	164	2.11%	40,658	191	1.89%
Total investment securities - available for sale	385,714	1,817	1.91%	357,011	1,588	1.79%
Investment securities – held to maturity	3,702	7	0.77%	—	—	—
Investment securities – trading	3,890	8	0.83%	3,946	2	0.20%
Loans and leases(1)(2)(3)	2,555,677	28,622	4.54%	2,308,584	26,778	4.67%
Total interest-earning assets	2,988,652	30,520	4.14%	2,708,591	28,414	4.22%
Cash and due from banks	14,942			16,501
Allowance for loan and lease losses	(17,580)			(16,239)
Other assets	258,046			264,295
Total assets	$3,244,060			$2,973,148
Liabilities:
Savings, NOW, and market rate accounts	$1,388,561	756	0.22%	$1,279,630	569	0.18%
Wholesale deposits	143,461	317	0.90%	137,201	233	0.68%
Time deposits	320,172	755	0.96%	216,820	274	0.51%
Total interest-bearing deposits	1,852,194	1,828	0.40%	1,633,651	1,076	0.26%
Short-term borrowings	47,603	27	0.23%	34,158	17	0.20%
Long-term FHLB advances and other borrowings	182,507	698	1.55%	250,015	908	1.46%
Subordinated notes	29,537	370	5.08%	29,482	366	4.99%
Total borrowings	259,647	1,095	1.71%	313,655	1,291	1.66%
Total interest-bearing liabilities	2,111,841	2,923	0.56%	1,947,306	2,367	0.49%
Non-interest-bearing deposits	711,794			631,047
Other liabilities	38,211			33,923
Total non-interest-bearing liabilities	750,005			664,970
Total liabilities	2,861,846			2,612,276
Shareholders’ equity	382,214			360,872
Total liabilities and shareholders’ equity	$3,244,060			$2,973,148
Net interest spread			3.58%			3.73%
Effect of non-interest-bearing liabilities			0.16%			0.14%
Tax-equivalent net interest income and margin on earning assets(3)		$27,597	3.74%		$26,047	3.87%
Tax-equivalent adjustment(3)		$194	0.02%		$145	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2017 as compared to the same period in 2016, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2017 Compared to 2016
	Three Months Ended March 31,
(dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$1	$19	$20
Investment securities	51	191	242
Loans and leases	6,591	(4,747)	1,844
Total interest income	$6,643	$(4,537)	$2,106
Interest expense:
Savings, NOW and market rate accounts	$49	$138	$187
Wholesale deposits	10	74	84
Retail time deposits	129	352	481
Borrowed funds**	(455)	255	(200)
Subordinated notes	—	4	4
Total interest expense	(267)	823	556
Interest differential	$6,910	$(5,360)	$1,550

*The tax rate used in the calculation of the tax-equivalent income is 35%.

         **Borrowed funds include short-term borrowings and Federal Home Loan Bank advances and other borrowings.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.74% for the three months ended March 31, 2017 was a 13 basis point decrease from 3.87% for the same period in 2016. The decrease was largely the result of the 13 basis point decrease in tax-equivalent yield earned on loans and leases and the 14 basis point increase in rate paid on interest-bearing deposits. The $280.1 million volume increase in average interest-earning assets versus the $164.5 million increase in average interest-bearing liabilities partially offset the effect of the yield decrease and rate increase between the periods. The contribution of fair value mark accretion to the tax equivalent net interest margin accounted for 11 basis points of the margin for the first quarter of 2017 as compared to 16 basis points for the first quarter of 2016.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Net Interest Margin
1st Quarter 2017	4.14%	0.56%	3.58%	0.16%	3.74%
4th Quarter 2016	4.05%	0.56%	3.49%	0.16%	3.65%
3rd Quarter 2016	4.09%	0.55%	3.54%	0.17%	3.71%
2nd Quarter 2016	4.18%	0.53%	3.65%	0.16%	3.81%
1st Quarter 2016	4.22%	0.49%	3.73%	0.14%	3.87%

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

The Corporation uses several tools to measure its interest rate risk including interest rate sensitivity analysis, or gap analysis, market value of portfolio equity analysis, interest rate simulations under various rate scenarios and tax-equivalent net interest margin trend reports. The results of these reports are compared to limits established by the Corporation’s ALCO policies and appropriate adjustments are made if the results are outside the established limits.

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After March 31, 2016		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2015
	Amount	Percentage	Amount	Percentage
+300 basis points	$10,798	9.40%	$10,207	9.01%
+200 basis points	$7,226	6.29%	$6,653	5.87%
+100 basis points	$3,560	3.10%	$3,048	2.69%
-100 basis points	$(4,362)	(3.80)%	$(4,397)	(3.88)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2017 in the +100 basis point scenario, which is similar to the December 31, 2016 simulation. The asset sensitivity table indicates that a 100, 200 or 300 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is slightly more asset sensitive in comparison to December 31, 2016. This is a result of rise in interest rates that is impacting interest income on interest bearing assets while the cost of interest bearing liabilities remained stable.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of March 31, 2017:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$70.0	$—	$—	$—	$—	$70.0
Investment securities – available for sale	31.3	76.1	191.4	92.3	—	391.1
Investment securities – held to maturity	—	—	—	5.2	—	5.2
Investment securities – trading	4.1	—	—	—	—	4.1
Loans and leases(1)	942.3	288.1	965.5	362.7	—	2,558.6
Allowance for loan and lease losses	—	—	—	—	(17.1)	(17.1)
Cash and due from banks	—	—	—	—	17.5	17.5
Other assets	—	—	—	—	263.2	263.2
Total assets	$1,047.7	$364.2	$1,156.9	$460.2	$263.6	$3,292.6
Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$47.9	$143.7	$202.2	$377.8	$—	$771.5
Savings, NOW and market rate	96.8	290.3	693.6	327.3	—	1,408.0
Time deposits	104.6	176.4	38.3	0.1	—	319.4
Wholesale non-maturity deposits	69.5	—	—	—	—	69.5
Wholesale time deposits	17.9	14.4	35.9	—	—	68.2
Short-term borrowings	23.6	—	—	—	—	23.6
Long-term FHLB advances	25.0	66.4	83.3	—	—	174.7
Subordinated notes	—	—	29.5	—	—	29.5
Other liabilities	—	—	—	—	40.1	40.1
Shareholders’ equity	13.9	41.6	221.8	110.8	—	388.1
Total liabilities and shareholders’ equity	$399.2	$732.8	$1,304.6	$816.0	$40.1	$3,292.6
Interest-earning assets	$1,047.7	$364.2	$1,156.9	$460.2	$—	$3,029.0
Interest-bearing liabilities	337.4	547.5	880.6	327.4	—	2,092.9
Difference between interest-earning assets and interest-bearing liabilities	$710.3	$(183.3)	$276.3	$132.8	$—	$936.1
Cumulative difference between interest earning assets and interest-bearing liabilities	$710.3	527.0	803.3	936.1	—	936.1
Cumulative earning assets as a % of cumulative interest bearing liabilities	311%	160%	145%	145%	—	145%

1 Loans include portfolio loans and loans held for sale

The table above indicates that the Corporation is asset-sensitive in the immediate 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Conversely, if rates decline, net interest income may decline. It should be noted that the gap analysis is only one tool used to measure interest rate sensitivity and should be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at December 31, 2016.

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended March 31, 2017, the Corporation recorded a Provision of $291 which was a $1.1 million decrease from the same period in 2016. Net charge-offs for the first quarter of 2017 were $670 thousand as compared to $422 thousand for the same period in 2016. The decrease in Provision is indicative of improvements in certain qualitative factors used to determine the Allowance. For a general discussion of the Allowance, and our policies related thereto, refer to page 34 of the Corporation’s 2016 Annual Report.

Asset Quality and Analysis of Credit Risk

As of March 31, 2017, total nonperforming loans and leases decreased by $1.0 million, to $7.3 million, representing 0.29% of portfolio loans and leases, as compared to $8.4 million, or 0.33% of portfolio loans and leases as of December 31, 2016. The decrease in nonperforming loans and leases resulted from pay-offs or pay-downs of $563 thousand of loans and the charge-off of $641 thousand of loans nonperforming as of December 31, 2016. Partially offsetting the decreases in nonperforming loans from December 31, 2016 was the addition during the first quarter of 2017 of $170 thousand of new nonperforming loans and leases.

As of March 31, 2017, the Allowance of $17.1 million represented 0.67% of portfolio loans and leases, a two basis point decrease from 0.69% as of December 31, 2016. The Allowance on originated portfolio loans, as a percentage of originated portfolio loans, was 0.75% as of March 31, 2017 as compared to 0.78% as of December 31, 2016. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of March 31, 2017, the Corporation had OREO valued at $978 thousand, as compared to $1.0 million as of December 31, 2016. During the three months ended March 31, 2017, a $39 thousand OREO property acquired in the CBH merger was sold, resulting in no gain or loss on sale. The balance of OREO as of March 31, 2017 was comprised of six residential properties, four of which are manufactured housing properties acquired in the Continental Merger. All properties are recorded at the lower of cost or fair value less cost to sell.

As of March 31, 2017, the Corporation had $9.2 million of troubled debt restructurings (“TDRs”), of which $6.5 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2016, the Corporation had $9.0 million of TDRs, of which $6.4 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of March 31, 2017, the Corporation had a recorded investment of $13.5 million of impaired loans and leases which included $9.2 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2016 totaled $14.4 million, which included $9.0 million of TDRs. Refer to Note 5H in the Notes to unaudited consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	March 31, 2017	December 31, 2016
Nonperforming Assets:
Nonperforming loans and leases	$7,329	$8,363
Other real estate owned	978	1,017
Total nonperforming assets	$8,307	$9,380
Troubled Debt Restructures:
TDRs included in non-performing loans	$2,681	$2,632
TDRs in compliance with modified terms	6,492	6,395
Total TDRs	$9,173	$9,027
Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	233.4%	209.1%
Nonperforming loans and leases to total portfolio loans and leases	0.29%	0.33%
Allowance for loan and lease losses to total portfolio loans and leases	0.67%	0.69%
Nonperforming assets to total loans and leases and OREO	0.32%	0.37%
Total portfolio loans and leases	$2,555,589	$2,535,425
Allowance for loan and lease losses	$17,107	$17,486

NON-INTEREST INCOME

Three Months Ended March 31, 2017 Compared to the Same Period in 2016

Non-interest income for the three months ended March 31, 2017 increased by $74 thousand from the same period in 2016. A $144 thousand increase in other operating income and a $471 thousand increase in fees for wealth management services, as wealth assets have increased 26.3% from the March 31, 2016 level, were partially offset by a decrease of $76 thousand in gain on sale of residential mortgage loans, as market interest rate increases reduced origination activity, and a $513 thousand decrease in insurance revenues related to the recognition of contingent commissions from providers during the first quarter of 2016, which are being ratably recognized in 2017.

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended March 31,
(dollars in millions)	2017	2016
Residential mortgage loans held in portfolio	$418.3	$412.0
Mortgage originations	$48.6	$51.5
Total mortgage loans sold	$32.7	$28.4
Percent of originated mortgage loans sold	67.3%	55.0%
Percent of sold with servicing-retained	84.8%	91.6%
Percent of sold with servicing-released	15.2%	8.4%
Mortgage servicing rights at period end (“MSRs”)	$5.7	$5.2
Net gain on sale of residential mortgage loans	$0.6	$0.7
Residential mortgage loans serviced for others	$638.6	$605.4

The following table provides details of other operating income for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	Three Months Ended March 31,
	2017	2016
Merchant interchange fees	$341	$408
Commissions and fees	131	205
Bank-owned life insurance (“BOLI”) income	201	245
Safe deposit box rentals	90	94
Other investment income	—	2
Rental income	48	42
Miscellaneous other income	356	27
Other operating income	$1,167	$1,023

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Market value	$5,483,237	$5,302,463	$5,276,756	$5,078,386	$5,032,841
Fixed	6,242,223	6,025,994	4,692,989	4,554,135	4,248,902
	$11,725,460	$11,328,457	$9,969,745	$9,632,521	$9,281,743

	Percentage of Wealth Assets
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Market value	46.8%	46.8%	52.9%	52.7%	54.2%
Fixed	53.2%	53.2%	47.1%	47.3%	45.8%
	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Market value	$7,230	7,212	$7,196	$7,187	$6,823
Fixed	2,073	2,115	1,904	2,244	2,009
	$9,303	9,327	$9,100	$9,431	$8,832

	Percentage of Fees for Wealth Management
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Market value	77.7%	77.3%	79.1%	76.2%	77.3%
Fixed	22.3%	22.7%	20.9%	23.8%	22.7%
	100.0%	100.0%	100.0%	100.0%	100.0%

NON-INTEREST EXPENSE

Three Months Ended March 31, 2017 Compared to the Same Period in 2016

Non-interest expense for the three months ended March 31, 2017 increased $1.7 million from the same period in 2016, primarily related to salary and wage increases of $712 thousand due to staffing increases, annual salary and wage increases and increases in incentive compensation, a $511 thousand increase in merger expenses in connection with the merger with RBPI, and a $700 thousand increase in other operating expenses, largely related to deferred compensation expense associated with the valuation of Corporation stock held in the deferred compensation trusts.

The following table provides details of other operating expenses for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	Three Months Ended March 31,
	2017	2016
Deferred compensation trust expense	$125	$(213)
Director fees	157	185
Dues and subscriptions	154	101
FDIC insurance	374	434
Impairment of mortgage servicing rights	3	83
Insurance	207	219
Loan processing	523	268
Miscellaneous	156	160
Mortgage servicing rights (“MSR”) amortization	169	136
Other taxes	9	9
Outsourced services	99	103
Portfolio maintenance	99	51
Postage	148	141
Stationary and supplies	117	153
Telephone	400	399
Temporary help and recruiting	397	265
Travel and entertainment	175	198
Other operating expense	$3,012	$2,692

INCOME TAXES

Income tax expense for the three months ended March 31, 2017 was $4.6 million, as compared to $4.3 million for the same period in 2016. The tax expense recorded reflects a decrease in the effective tax rate from 34.6% for the first quarter of 2016 to 33.9% for the first quarter of 2017. The decrease in effective tax rate for the three months ended March 31, 2017 as compared to the same period in 2016 was related to recognition during the three months ended March 31, 2017 of excess tax benefits of $145 thousand related to the stock based compensation vesting and option exercises, partially offset by the non-deductible merger costs related to the anticipated RBPI merger incurred in the first quarter of 2017.

BALANCE SHEET ANALYSIS

Total assets as of March 31, 2017 of $3.29 billion decreased $128.9 million from $3.42 billion as of December 31, 2016. The following tables detail the changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at March 31, 2017 to December 31, 2016:

	March 31, 2017		December 31, 2016		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,137,870	44.5%	$1,110,898	43.8%	$26,972	2.4%
Home equity lines & loans	203,962	8.0%	207,999	8.2%	(4,037)	(1.9	) %
Residential mortgage	418,264	16.4%	413,540	16.3%	4,724	1.1%
Construction	145,699	5.7%	141,964	5.6%	3,735	2.6%
Commercial and industrial	567,917	22.2%	579,791	22.9%	(11,874)	(2.0	) %
Consumer	23,932	0.9%	25,341	1.0%	(1,409)	(5.6	) %
Leases	57,945	2.3%	55,892	2.2%	2,053	3.7%
Total portfolio loans and leases	2,555,589	100.0%	2,535,425	100.0%	20,164	0.8%
Loans held for sale	3,015		9,621		(6,606)	(68.7	) %
Total loans and leases	$2,558,604		$2,545,046		$13,558	0.5%

Cash and Investment Securities

As of March 31, 2017, liquidity remained strong as the Corporation had $69.4 million of cash balances at the Federal Reserve and $590 thousand in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of March 31, 2017 totaled $391.0 million, as compared to $567.0 million as of December 31, 2016. The decrease was primarily related to the maturing, at the beginning of January 2017, of $200.0 million of short-term U.S. Treasury bills.

Deposits, Borrowings and Subordinated Debt

Deposits and borrowings as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$395,131	15.0%	$379,424	14.7%	$15,707	4.1%
Money market	757,071	28.7%	761,657	29.6%	(4,586)	(0.6)%
Savings	255,791	9.7%	232,193	9.0%	23,598	10.2%
Wholesale non-maturity deposits	69,471	2.6%	74,272	2.9%	(4,801)	(6.5)%
Wholesale time deposits	68,164	2.6%	73,037	2.8%	(4,873)	(6.7)%
Retail time deposits	319,381	12.1%	322,912	12.5%	(3,531)	(1.1)%
Interest-bearing deposits	1,865,009	70.7%	1,843,495	71.5%	21,514	1.2%
Non-interest-bearing deposits	771,556	29.3%	736,180	28.5%	35,376	4.8%
Total deposits	$2,636,565	100.0%	$2,579,675	100.0%	$56,890	2.2%

	March 31, 2017		December 31, 2016		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$23,613	10.4%	$204,151	48.2%	$(180,538)	(88.4)%
Long-term FHLB advances	174,711	76.7%	189,742	44.8%	(15,031)	(7.9)%
Subordinated notes	29,546	12.9%	29,532	7.0%	14	<0.1%
Borrowed funds	$227,870	100.0%	$423,425	100.0%	$(195,555)	(46.2)%

Capital

Consolidated shareholder’s equity of the Corporation was $388.1 million, or 11.8% of total assets as of March 31, 2017, as compared to $381.1 million, or 11.1% of total assets as of December 31, 2016. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2017 and December 31, 2016:

	Actual		Minimum to be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2017:
Total (Tier II) capital to risk weighted assets
Corporation	$321,604	12.30%	$261,501	10.00%
Bank	293,689	11.25%	261,091	10.00%
Tier I capital to risk weighted assets
Corporation	274,570	10.50%	209,201	8.00%
Bank	276,201	10.58%	208,873	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	274,570	10.50%	169,976	6.50%
Bank	276,201	10.58%	169,709	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	274,570	8.77%	156,506	5.00%
Bank	276,201	8.83%	156,319	5.00%
Tangible common equity to tangible assets(1)
Corporation	263,467	8.32%	—	—
Bank	267,704	8.46%	—	—

December 31, 2016:
Total (Tier II) capital to risk weighted assets
Corporation	$318,191	12.35%	$257,651	10.00%
Bank	287,897	11.19%	257,179	10.00%
Tier I capital to risk weighted assets
Corporation	270,845	10.51%	206,121	8.00%
Bank	270,083	10.50%	205,743	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	270,845	10.51%	167,474	6.50%
Bank	270,083	10.50%	167,166	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	270,845	8.73%	155,035	5.00%
Bank	270,083	8.73%	154,761	5.00%
Tangible common equity to tangible assets(1)
Corporation	255,959	7.76%	—	—
Bank	258,352	7.85%	—	—

                          (1) There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

The capital ratios for the Bank and the Corporation, as of March 31, 2017, as shown in the above table, indicate levels well above the regulatory minimum to be considered “well capitalized” under the prompt corrective actions provisions. At the Bank level, all capital ratios have increased slightly from their December 31, 2016 levels due to the effect of an increase in retained earnings and a decrease in other comprehensive loss partially offset by an increase in risk-weighted assets. At the Corporation level, Tier 1 and Total (Tier 1 & 2) capital to risk weighted assets declined by 1 and 5 basis points, respectively, related to an increase in risk-weighted assets and the decrease in retained earnings associated with the dividend payment during the first quarter of 2017 which totaled $3.6 million. Neither the Corporation nor the Bank is under any agreement with regulatory authorities which would have a material effect on liquidity, capital resources or operations of the Corporation or the Bank.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of March 31, 2017	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2016	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$1,036.8	84.5%	$886.0	72.9%	$150.8	17.0%
Federal Reserve Bank of Philadelphia	108.0	100.0%	117.3	100.0%	(9.3)	(7.9)%
Fed Funds Lines (six banks)	79.0	100.0%	79.0	100.0%	—	—%
Revolving line of credit with correspondent bank	5.0	100.0%	5.0	100.0%	—	—%
	$1,228.8	86.6%	$1,087.3	76.7%	$141.5	13.0%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Corporation’s Board of Directors.

The Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $42.8 million in balances as of March 31, 2017 under this program.

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

The Wealth Management Segment, as discussed in the Non-Interest Income section above, recorded a pre-tax segment profit (“PTSP”) of $3.7 million for the three months ended March 31, 2017, as compared to PTSP of $3.6 million for the same period in 2016. The Wealth Management Segment provided 26.9% of the Corporation’s pre-tax profit for the three months ended March 31, 2017 as compared to 28.5% for the same period in 2016. While insurance revenues decreased by $513 thousand for the first quarter of 2017 as compared to the same period in 2016, fees for wealth management services increased by $471 thousand for the same periods.

The Banking Segment recorded a PTSP of $10.0 million for the three months ended March 31, 2017 as compared to PTSP of $9.0 million for the same period in 2016. The Banking Segment provided 73.1% of the Corporation’s pre-tax profit for the three months ended March 31, 2017 as compared to 71.5% for the same period in 2016.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2017 were $682.7 million, as compared to $675.4 million at December 31, 2016.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at March 31, 2017 amounted to $12.3 million, as compared to $12.7 million at December 31, 2016.

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

Contractual Cash Obligations of the Corporation as of March 31, 2017:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$2,249.1	$2,249.1	$—	$—	$—
Wholesale and retail time deposits	387.6	312.4	69.4	5.8	—
Short-term borrowings	23.6	23.6	—	—	—
Long-term FHLB advances	174.7	91.5	75.7	7.5	—
Operating leases	30.4	4.2	7.9	5.8	12.5
Purchase obligations	8.1	2.3	2.9	2.9	—
Total	$2,873.5	$2,683.1	$155.9	$22.0	12.5

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

•	our ability to continue to introduce competitive new products and services on a timely, cost-effective basis and the mix of those products and services;

•	containing costs and expenses;

•	protection and validity of intellectual property rights;

•	reliance on large customers;

•	technological, implementation and cost/financial risks in contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);

•	ability to retain key employees and members of senior management;

•	the ability of key third-party providers to perform their obligations to us and our subsidiaries; and

•	Our success in managing the risks involved in the foregoing;

•	as it relates to our pending merger with RBPI, that required regulatory, shareholder or other approvals are not obtained or other closing conditions are not satisfied in a timely manner or at all;

•	that prior to the completion of the transaction or thereafter, the Corporation’s and RBPI’s respective businesses may not perform as expected due to transaction-related uncertainty or other factors;

•	that the parties are unable to successfully implement integration strategies;

•	the inability of RBPI to cash out outstanding warrants to purchase RBPI Class A Common Stock;

•	reputational risks and the reaction of the companies’ customers to the transaction;

•

diversion of management time on merger-related issues; the integration of acquired business with the Corporation may take longer than anticipated or be more costly to complete and that the anticipated benefits, including any anticipated cost savings or strategic gains may be significantly harder to achieve or take longer than anticipated or may not be achieved; the need for capital, ability to control operating costs and expenses, and to manage loan and lease delinquency rates;

•	the credit risks of lending activities and overall quality of the composition of acquired loan, lease and securities portfolio;

•	the inability of key third-party providers to perform their obligations to us.

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

Additional Information About the Merger with RBPI and Where to Find It

In connection with the proposed merger transaction between the Corporation and RBPI, on April 20, 2017, the Corporation filed with the Securities and Exchange Commission a Registration Statement on Form S-4/A which included a Proxy Statement of RBPI, and a Prospectus of the Corporation, as well as other relevant documents concerning the proposed transaction. Shareholders are urged to read the Registration Statement and the Proxy Statement/Prospectus regarding the merger with RBPI and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information.

A free copy of the Proxy Statement/Prospectus, as well as other filings containing information about the Corporation and RBPI, may be obtained at the SEC’s Internet site (http://www.sec.gov).

The Corporation and RBPI and certain of their directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of RBPI in connection with the proposed merger. Information about the directors and executive officers of the Corporation is set forth in the proxy statement for the Corporation’s 2017 annual meeting of shareholders, filed with the SEC on a Schedule 14A on March 10, 2017. Information about the directors and executive officers of RBPI is set forth in the Form 10-K for RBPI, as filed with the SEC on March 22, 2017. Additional information regarding the interests of those participants and other persons who may be deemed participants in the transaction may be obtained by reading the Proxy Statement/Prospectus regarding the proposed merger. Free copies of this document may be obtained as described in the preceding paragraph.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

See the discussion of quantitative and qualitative disclosures about market risks in the Corporation’s 2016 Annual Report, as updated by the disclosure in “Management’s Discussion and Analysis of Results of Operations – Interest Rate Summary,” “– Summary of Interest Rate Simulation,” and “– Gap Analysis” in this quarterly report on Form 10-Q.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2017.

There were no changes in the Corporation’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

In a Complaint filed on April 11, 2017 in the U.S. District Court for the Eastern District of Pennsylvania, the Corporation was named as a defendant in a lawsuit entitled Parshall v. Royal Bancshares of Pennsylvania, Inc., et al. In relevant part, Mr. Parshall, a purported shareholder of RBPI, alleges that the Corporation, as a “control person” of RBPI, should be liable for what Mr. Parshall claims to be inadequate disclosures in the proxy statement/prospectus RBPI sent to its shareholders in connection with soliciting approval of the Corporation’s acquisition of RBPI. Mr. Parshall purports to bring this claim on behalf of a class of similarly-situated RBPI shareholders, although no class has yet been certified by the court. Mr. Parshall does not articulate any monetary damages in his complaint, but seeks the right to prevent the Corporation’s acquisition of RBPI (or in the alternative, if it does proceed, rescind it or award rescissory damages), an order for an amended proxy statement/prospectus, a declaratory judgment that the defendants, including the Corporation, violated federal securities laws, and unspecified attorney's fees and litigation costs.

ITEM 1A. Risk Factors
None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the first quarter of 2017 (1) :

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2017 – January 31, 2017	—	$—	—	189,300
February 1, 2017 – February 28, 2017	—	$—	—	189,300
March 1, 2017 – March 31, 2017	442	$42.00	—	189,300

Total	442	$42.00	—	189,300

(1)

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. All share repurchases under the 2015 Program were accomplished in open market transactions. As of March 31, 2017, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300.

(2)	On March 2, 2017, 442 shares were purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation and Bank.

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

Bryn Mawr Bank Corporation

Date: May 5, 2017	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Michael W. Harrington
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