Form 10-Q
period 2017-06-30
BRYN MAWR BANK CORP
filed 2017-08-04
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended June 30, 2017

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

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 2, 2017
Common Stock, par value $1	17,001,099

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	(unaudited)
	June 30,	December 31,
(dollars in thousands)	2017	2016
Assets
Cash and due from banks	$19,352	$16,559
Interest bearing deposits with banks	30,806	34,206
Cash and cash equivalents	50,158	50,765
Investment securities available for sale, at fair value (amortized cost of $444,354 and $568,890 as of June 30, 2017 and December 31, 2016 respectively)	443,687	566,996
Investment securities held to maturity, at amortized cost (fair value of $5,102 and $2,818 as of June 30, 2017 and December 31, 2016, respectively)	5,161	2,879
Investment securities, trading	4,021	3,888
Loans held for sale	8,590	9,621
Portfolio loans and leases, originated	2,409,964	2,240,987
Portfolio loans and leases, acquired	256,687	294,438
Total portfolio loans and leases	2,666,651	2,535,425
Less: Allowance for originated loan and lease losses	(16,374)	(17,458)
Less: Allowance for acquired loan and lease losses	(25)	(28)
Total allowance for loans and lease losses	(16,399)	(17,486)
Net portfolio loans and leases	2,650,252	2,517,939
Premises and equipment, net	44,446	41,778
Accrued interest receivable	8,717	8,533
Mortgage servicing rights	5,683	5,582
Bank owned life insurance	39,680	39,279
Federal Home Loan Bank stock	15,168	17,305
Goodwill	107,127	104,765
Intangible assets	22,084	20,405
Other investments	8,682	8,627
Other assets	24,763	23,168
Total assets	$3,438,219	$3,421,530
Liabilities
Deposits:
Non-interest-bearing	$818,475	$736,180
Interest-bearing	1,863,288	1,843,495
Total deposits	2,681,763	2,579,675

Short-term borrowings	130,295	204,151
Long-term FHLB advances	164,681	189,742
Subordinated notes	29,559	29,532
Accrued interest payable	2,830	2,734
Other liabilities	34,114	34,569
Total liabilities	3,043,242	3,040,403
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 21,162,457 and 21,110,968 shares as of June 30, 2017 and December 31, 2016, respectively, and outstanding of 16,989,849 and 16,939,715 as of June 30, 2017 and December 31, 2016, respectively	21,162	21,111
Paid-in capital in excess of par value	234,654	232,806
Less: Common stock in treasury at cost - 4,172,608 and 4,171,253 shares as of June 30, 2017 and December 31, 2016, respectively	(67,091)	(66,950)
Accumulated other comprehensive loss, net of tax	(1,564)	(2,409)
Retained earnings	207,816	196,569
Total shareholders' equity	394,977	381,127
Total liabilities and shareholders' equity	$3,438,219	$3,421,530

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$29,143	$27,679	$57,625	$54,375
Interest on cash and cash equivalents	35	42	101	88
Interest on investment securities:
Taxable	1,906	1,384	3,529	2,735
Non-taxable	101	126	211	254
Dividends	52	55	97	103
Total interest income	31,237	29,286	61,563	57,555
Interest expense:
Interest on deposits	1,983	1,402	3,811	2,478
Interest on short-term borrowings	237	20	264	37
Interest on FHLB advances and other borrowings	682	867	1,380	1,775
Interest on subordinated notes	370	370	740	736
Total interest expense	3,272	2,659	6,195	5,026
Net interest income	27,965	26,627	55,368	52,529
Provision for loan and lease losses	(83)	445	208	1,855
Net interest income after provision for loan and lease losses	28,048	26,182	55,160	50,674
Non-interest income:
Fees for wealth management services	9,807	9,431	19,110	18,263
Insurance commissions	943	845	1,706	2,121
Capital markets revenue	953	-	953	-
Service charges on deposits	630	713	1,277	1,415
Loan servicing and other fees	519	539	1,022	1,031
Net gain on sale of loans	520	857	1,149	1,562
Net (loss) gain on sale of investment securities available for sale	-	(43)	1	(58)
Net loss on sale of other real estate owned ("OREO")	(12)	-	(12)	(76)
Dividends on FHLB and FRB stock	218	263	432	477
Other operating income	1,207	1,176	2,374	2,199
Total non-interest income	14,785	13,781	28,012	26,934
Non-interest expenses:
Salaries and wages	13,580	12,197	26,030	23,935
Employee benefits	2,475	2,436	5,034	4,921
Occupancy and bank premises	2,247	2,367	4,773	4,855
Furniture, fixtures, and equipment	1,869	1,895	3,843	3,814
Advertising	405	372	791	656
Amortization of intangible assets	687	889	1,380	1,780
Impairment of mortgage servicing rights	43	599	46	682
Due diligence, merger-related and merger integration expenses	1,236	-	1,747	-
Professional fees	1,049	946	1,760	1,759
Pennsylvania bank shares tax	297	640	961	1,278
Information technology	821	875	1,695	1,923
Other operating expenses	3,786	3,004	7,095	5,613
Total non-interest expenses	28,495	26,220	55,155	51,216

Income before income taxes	14,338	13,743	28,017	26,392
Income tax expense	4,905	4,810	9,540	9,137
Net income	$9,433	$8,933	$18,477	$17,255

Basic earnings per common share	$0.56	$0.53	$1.09	$1.03
Diluted earnings per common share	$0.55	$0.52	$1.07	$1.02
Dividends declared per share	$0.21	$0.20	$0.42	$0.40

Weighted-average basic shares outstanding	16,984,563	16,812,219	16,969,431	16,830,211
Dilutive shares	248,204	215,200	238,381	123,905
Adjusted weighted-average diluted shares	17,232,767	17,027,419	17,207,812	16,954,116

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$9,433	$8,933	$18,477	$17,255

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains arising during the period, net of tax expense of $221, $537,$430, and $1,588, respectively	411	942	799	2,853
Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax (benefit) expense of $0, $(15) ,$0,and $(20), respectively	-	28	(1)	38
Unrealized investment gains, net of tax expense of $221, $522, $430 and $1,568, respectively	411	970	798	2,891
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense (benefit) of $9, $9, $25 and $5, respectively	15	16	47	9
Total other comprehensive income	426	986	845	2,900

Total comprehensive income	$9,859	$9,919	$19,322	$20,155

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Six Months Ended June 30,
	2017	2016
Operating activities:
Net Income	$18,477	$17,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	208	1,855
Depreciation of fixed assets	2,792	2,818
Net amortization of investment premiums and discounts	1,352	1,589
Net (gain) loss on sale of investment securities available for sale	(1)	58
Net gain on sale of loans	(1,149)	(1,656)
Stock based compensation cost	915	789
Amortization and net impairment of mortgage servicing rights	387	998
Net accretion of fair value adjustments	(1,264)	(2,310)
Amortization of intangible assets	1,381	1,780
Impairment of other real estate owned ("OREO") and other repossessed assets	200	-
Net loss on sale of OREO	12	76
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(401)	(465)
Other, net	(1,810)	(2,651)
Loans originated for resale	(57,248)	(63,480)
Proceeds from loans sold	58,940	61,739
Provision for deferred income taxes	614	225
Change in income taxes payable/receivable	(3,580)	1,278
Change in accrued interest receivable	(184)	(275)
Change in accrued interest payable	96	(5)
Net cash provided by operating activities	19,737	19,618

Investing activities:
Purchases of investment securities available for sale	(115,841)	(75,999)
Purchases of investment securities held to maturity	(2,335)	(2,928)
Proceeds from maturity and paydowns of investment securities available for sale	234,043	28,358
Proceeds from maturity and paydowns of investment securities held to maturity	42	18
Proceeds from sale of investment securities available for sale	130	132
Net change in FHLB stock	2,137	2,324
Proceeds from calls of investment securities	4,864	33,801
Net change in other investments	(55)	738
Purchase of domain name	(152)	-
Net portfolio loan and lease originations	(131,702)	(153,480)
Purchases of premises and equipment	(3,731)	(1,152)
Acquisitions, net of cash acquired	(4,792)	-
Capitalize costs to OREO	-	(28)
Proceeds from sale of OREO	68	1,806
Net cash used in investing activities	(17,324)	(166,410)

Financing activities:
Change in deposits	102,125	157,137
Change in short-term borrowings	(73,856)	(75,037)
Dividends paid	(7,127)	(6,732)
Change in long-term FHLB advances and other borrowings	(25,000)	(30,000)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(98)	(63)
Net (purchase of) proceeds from sale of treasury stock for deferred compensation plans	(69)	(65)
Net purchase of treasury stock through publicly announced plans	-	(7,971)
Proceeds from exercise of stock options	1,005	647
Net cash (used in) provided by financing activities	(3,020)	37,916

Change in cash and cash equivalents	(607)	(108,876)
Cash and cash equivalents at beginning of period	50,765	143,067
Cash and cash equivalents at end of period	$50,158	$34,191

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$12,481	$7,712
Interest	$6,099	$5,031

Non-cash information:
Change in other comprehensive loss	$845	$2,900
Change in deferred tax due to change in comprehensive income	$455	$1,573
Transfer of loans to other real estate owned and repossessed assets	$309	$-
Acquisition of noncash assets and liabilities:
Assets acquired	$7,284	$-
Liabilities assumed	$2,492	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except per share information)

	For the Six Months Ended June 30, 2017
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity

Balance December 31, 2016	21,110,968	$21,111	$232,806	$(66,950)	$(2,409)	$196,569	$381,127
Net income	-	-	-	-	-	18,477	18,477
Dividends declared, $0.42 per share	-	-	-	-	-	(7,230)	(7,230)
Other comprehensive income, net of tax expense of $455	-	-	-	-	845	-	845
Stock based compensation	-	-	915	-	-	-	915
Form S-4 stock issuance costs	-	-	(108)	-	-		(108)
Retirement of treasury stock	(2,628)	(3)	(23)	26	-	-	-
Net purchase of treasury stock from stock awards for statutory tax withholdings	-	-	-	(98)	-	-	(98)
Net purchase of treasury stock for deferred compensation trusts	-	-	-	(69)	-	-	(69)
Common stock issued through share-based awards and options exercises	54,117	54	1,064	-	-	-	1,118
Balance June 30, 2017	21,162,457	$21,162	$234,654	$(67,091)	$(1,564)	$207,816	$394,977

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except per share data)	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$9,433	$8,933	$18,477	$17,255
Denominator for basic earnings per share – weighted average shares outstanding	16,984,563	16,812,219	16,969,431	16,830,211
Effect of dilutive common shares	248,204	215,200	238,381	123,905
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	17,232,767	17,027,419	17,207,812	16,954,116
Basic earnings per share	$0.56	$0.53	$1.09	$1.03
Diluted earnings per share	$0.55	$0.52	$1.07	$1.02
Antidilutive shares excluded from computation of average dilutive earnings per share	—	—	—	—

Note 3 - Business Combinations

Harry R. Hirshorn & Company, Inc., d/b/a Hirshorn Boothby (“Hirshorn”)

The acquisition of Hirshorn, an insurance agency headquartered in the Chestnut Hill section of Philadelphia, was completed on May 24, 2017. Immediately after the acquisition, Hirshorn was merged into the Bank’s existing insurance subsidiary, Powers Craft Parker and Beard, Inc. The consideration paid by the Bank was $7.5 million, of which $5.8 million was paid at closing, with three contingent cash payments, not to exceed $575 thousand each, to be payable on each of May 24, 2018, May 24, 2019, and May 24, 2020, subject to the attainment of certain revenue targets during the related periods. The acquisition enhanced the Bank’s ability to offer comprehensive insurance solutions to both individual and business clients and continues the strategy of selectively establishing specialty offices in targeted areas.

In connection with the Hirshorn acquisition, the following table details the consideration paid, the initial estimated fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition and the resulting goodwill recorded:

(dollars in thousands)
Consideration paid:
Cash paid at closing	$5,770
Contingent payment liability (present value)	1,690
Value of consideration	7,460

Assets acquired:
Cash operating accounts	978
Intangible assets – trade name	195
Intangible assets – customer relationships	2,672
Intangible assets – non-competition agreements	41
Premises and equipment	1,795
Accounts receivable	192
Other assets	27
Total assets	5,900

Liabilities assumed:
Accounts payable	800
Other liabilities	2
Total liabilities	802

Net assets acquired	5,098

Goodwill resulting from acquisition of Hirshorn	$2,362

Pending Business Combination – Royal Bancshares of Pennsylvania, Inc.

On January 30, 2017, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Royal Bancshares of Pennsylvania, Inc. (“RBPI”), parent company of Royal Bank America (“RBA”), in a transaction with an aggregate value of $127.7 million (the “RBPI Acquisition”). In connection with the Acquisition, RBPI will merge with and into the Corporation and RBA will merge with and into the Bank. The RBPI Acquisition, which is expected to add approximately $602 million in loans and $630 million in deposits (based on December 31, 2016 financial information), strengthens the Corporation’s position as the largest community bank in Philadelphia’s western suburbs and, based on deposits, ranks it as the eighth largest community bank headquartered in Pennsylvania. The RBPI Acquisition, which will expand the Corporation's distribution network by providing entry into the new markets of New Jersey and Berks County, Pennsylvania, and an expanded physical presence in Philadelphia County, Pennsylvania, is expected to close during the third quarter of 2017.

Due Diligence, Merger-Related and Merger Integration Expenses

Due diligence, merger-related and merger integration expenses may include consultant costs, investment banker fees, contract breakage fees, retention bonuses for severed employees, and salary and wages for staffing involved in the integration of the institutions. The following table details the costs identified and classified as due diligence, merger-related and merger integration costs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Salaries and wages	$320	$—	$400	$—
Employee benefits	5	—	5	—
Advertising	19	—	19	—
Professional fees	542	—	938	—
Information technology	259	—	259	—
Other	91	—	126	—
Total due diligence and merger-related expenses	$1,236	$—	$1,747	$—

Note 4 - Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of June 30, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$101	$—	$—	$101
Obligations of the U.S. government and agencies	127,167	196	(895)	126,468
Obligations of state and political subdivisions	27,470	47	(35)	27,482
Mortgage-backed securities	230,137	1,338	(858)	230,617
Collateralized mortgage obligations	43,211	68	(730)	42,549
Other investments	16,268	238	(36)	16,470
Total	$444,354	$1,887	$(2,554)	$443,687

As of December 31, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,094	$3	$—	$200,097
Obligations of the U.S. government and agencies	83,111	167	(1,080)	82,198
Obligations of state and political subdivisions	33,625	26	(121)	33,530
Mortgage-backed securities	185,997	1,260	(1,306)	185,951
Collateralized mortgage obligations	49,488	108	(902)	48,694
Other investments	16,575	105	(154)	16,526
Total	$568,890	$1,669	$(3,563)	$566,996

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of June 30, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$90,259	$(895)	$—	$—	$90,259	$(895)
Obligations of state and political subdivisions	11,196	(22)	918	(13)	12,114	(35)
Mortgage-backed securities	116,531	(858)	—	—	116,531	(858)
Collateralized mortgage obligations	32,050	(730)	—	—	32,050	(730)
Other investments	1,807	(36)	—	—	1,807	(36)
Total	$251,843	$(2,541)	$918	$(13)	$252,761	$(2,554)

As of December 31, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$62,211	$(1,080)	$—	$—	$62,211	$(1,080)
Obligations of state and political subdivisions	24,482	(121)	—	—	24,482	(121)
Mortgage-backed securities	101,433	(1,306)	—	—	101,433	(1,306)
Collateralized mortgage obligations	35,959	(902)	—	—	35,959	(902)
Other investments	2,203	(93)	11,895	(61)	14,098	(154)
Total	$226,288	$(3,502)	$11,895	$(61)	$238,183	$(3,563)

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

As of June 30, 2017 and December 31, 2016, securities having fair values of $96.4 million and $119.4 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of June 30, 2017 and December 31, 2016, by contractual maturity, are detailed below:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities[1]:
Due in one year or less	$12,880	$12,884	$213,876	$213,885
Due after one year through five years	84,120	83,799	40,335	40,270
Due after five years through ten years	42,097	41,654	45,840	44,914
Due after ten years	16,741	16,813	18,079	18,055
Subtotal	155,838	155,150	318,130	317,124
Mortgage-related securities[1]	273,348	273,166	235,485	234,644
Mutual funds with no stated maturity	15,168	15,371	15,275	15,228
Total	$444,354	$443,687	$568,890	$566,996

[1]	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of June 30, 2017 and December 31, 2016 are detailed below:

As of June 30, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$5,161	$4	$(63)	$5,102
Total	$5,161	$4	$(63)	$5,102

As of December 31, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$2,879	$—	$(61)	$2,818
Total	$2,879	$—	$(61)	$2,818

The following tables detail the amount of held to maturity securities that were in an unrealized loss position as of June 30, 2017 and December 31, 2016:

As of June 30, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,858	$(63)	$—	$—	$3,858	$(63)
Total	$3,858	$(63)	$—	$—	$3,858	$(63)

As of December 31, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,818	$(61)	$—	$—	$2,818	$(61)
Total	$2,818	$(61)	$—	$—	$2,818	$(61)

The amortized cost and fair value of investment securities held to maturity as of June 30, 2017 and December 31, 2016, by contractual maturity, are detailed below:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-related securities[1]	$5,161	$5,102	$2,879	$2,818
Total	$5,161	$5,102	$2,879	$2,818

[1]	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2017 and December 31, 2016, the Corporation’s investment securities held in trading accounts totaled $4.0 million and $3.9 million, respectively, and consisted solely of deferred compensation trust accounts which were invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

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

A. The table below details all portfolio loans and leases as of the dates indicated:

	June 30, 2017	December 31, 2016
Loans held for sale	$8,590	$9,621
Real estate loans:
Commercial mortgage	$1,197,936	$1,110,898
Home equity lines and loans	208,480	207,999
Residential mortgage	416,488	413,540
Construction	156,581	141,964
Total real estate loans	1,979,485	1,874,401
Commercial and industrial	599,203	579,791
Consumer	28,485	25,341
Leases	59,478	55,892
Total portfolio loans and leases	2,666,651	2,535,425
Total loans and leases	$2,675,241	$2,545,046
Loans with fixed rates	$1,158,959	$1,130,172
Loans with adjustable or floating rates	1,516,282	1,414,874
Total loans and leases	$2,675,241	$2,545,046
Net deferred loan origination fees included in the above loan table	$(888)	$(735)

    The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

	June 30, 2017	December 31, 2016
Loans held for sale	$8,590	$9,621
Real estate loans:
Commercial mortgage	$1,057,797	$946,879
Home equity lines and loans	182,531	178,450
Residential mortgage	352,335	342,268
Construction	156,581	141,964
Total real estate loans	1,749,244	1,609,561
Commercial and industrial	572,872	550,334
Consumer	28,370	25,200
Leases	59,478	55,892
Total portfolio loans and leases	2,409,964	2,240,987
Total loans and leases	$2,418,554	$2,250,608
Loans with fixed rates	$1,039,144	$992,917
Loans with adjustable or floating rates	1,379,410	1,257,691
Total originated loans and leases	$2,418,554	$2,250,608
Net deferred loan origination fees included in the above loan table	$(888)	$(735)

     The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

	June 30, 2017	December 31, 2016
Real estate loans:
Commercial mortgage	$140,139	$164,019
Home equity lines and loans	25,949	29,549
Residential mortgage	64,153	71,272
Total real estate loans	230,241	264,840
Commercial and industrial	26,331	29,457
Consumer	115	141
Total portfolio loans and leases	256,687	294,438
Total loans and leases	$256,687	$294,438
Loans with fixed rates	$119,815	$137,255
Loans with adjustable or floating rates	136,872	157,183
Total acquired loans and leases	$256,687	$294,438

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Minimum lease payments receivable	$66,140	$62,379
Unearned lease income	(8,817)	(8,608)
Initial direct costs and deferred fees	2,155	2,121
Total	$59,478	$55,892

C. Non-Performing Loans and Leases(1)

The following table details all non-performing portfolio loans and leases as of the dates indicated:

(dollars in thousands)	June 30, 2017	December 31, 2016
Non-accrual loans and leases:
Commercial mortgage	$818	$320
Home equity lines and loans	1,535	2,289
Residential mortgage	2,589	2,658
Commercial and industrial	2,112	2,957
Consumer	10	2
Leases	173	137
Total	$7,237	$8,363

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $273 thousand and $344 thousand of purchased credit-impaired loans as of June 30, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition.

    The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	June 30, 2017	December 31, 2016
Non-accrual originated loans and leases:
Commercial mortgage	$768	$265
Home equity lines and loans	1,184	2,169
Residential mortgage	1,297	1,654
Commercial and industrial	855	941
Consumer	10	2
Leases	173	137
Total	$4,287	$5,168

The following table details non-performing acquired portfolio loans(1) as of the dates indicated:

(dollars in thousands)	June 30, 2017	December 31, 2016
Non-accrual acquired loans and leases:
Commercial mortgage	$50	$55
Home equity lines and loans	351	120
Residential mortgage	1,292	1,004
Commercial and industrial	1,257	2,016
Total	$2,950	$3,195

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $273 thousand and $344 thousand of purchased credit-impaired loans as of June 30, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Outstanding principal balance	$17,044	$18,091
Carrying amount(1)	$11,738	$12,432

(1)

Includes $284 thousand and $368 thousand of purchased credit-impaired loans as of June 30, 2017 and December 31, 2016, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $273 thousand and $344 thousand of purchased credit-impaired loans as of June 30, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the six months ended June 30, 2017:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2016	$3,233
Accretion	(779)
Reclassifications from nonaccretable difference	—
Additions/adjustments	666
Disposals	—
Balance, June 30, 2017	$3,120

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of June 30, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$68	$1,009	$—	$1,077	$1,196,041	$1,197,118	$818	$1,197,936
Home equity lines and loans	250	—	—	250	206,695	206,945	1,535	208,480
Residential mortgage	2,704	1,301	—	4,005	409,894	413,899	2,589	416,488
Construction	—	—	—	—	156,581	156,581	—	156,581
Commercial and industrial	350	83	—	433	596,658	597,091	2,112	599,203
Consumer	—	5	—	5	28,470	28,475	10	28,485
Leases	234	254	—	488	58,817	59,305	173	59,478
	$3,606	$2,652	$—	$6,258	$2,653,156	$2,659,414	$7,237	$2,666,651

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$666	$722	$—	$1,388	$1,109,190	$1,110,578	$320	$1,110,898
Home equity lines and loans	11	—	—	11	205,699	205,710	2,289	207,999
Residential mortgage	823	490	—	1,313	409,569	410,882	2,658	413,540
Construction	—	—	—	—	141,964	141,964	—	141,964
Commercial and industrial	36	—	—	36	576,798	576,834	2,957	579,791
Consumer	10	5	—	15	25,324	25,339	2	25,341
Leases	177	86	—	263	55,492	55,755	137	55,892
	$1,723	$1,303	$—	$3,026	$2,524,036	$2,527,062	$8,363	$2,535,425

*included as “current” are $2.4 million and $15.3 million of loans and leases as of June 30, 2017 and December 31, 2016, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of June 30, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$—	$84	$—	$84	$1,056,945	$1,057,029	$768	$1,057,797
Home equity lines and loans	250	—	—	250	181,097	181,347	1,184	182,531
Residential mortgage	620	1,080	—	1,700	349,338	351,038	1,297	352,335
Construction	—	—	—	—	156,581	156,581	—	156,581
Commercial and industrial	350	83	—	433	571,584	572,017	855	572,872
Consumer	—	5	—	5	28,355	28,360	10	28,370
Leases	234	254	—	488	58,817	59,305	173	59,478
	$1,454	$1,506	$—	$2,960	$2,402,717	$2,405,677	$4,287	$2,409,964

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$—	$722	$—	$722	$945,892	$946,614	$265	$946,879
Home equity lines and loans	11	—	—	11	176,270	176,281	2,169	178,450
Residential mortgage	773	64	—	837	339,778	340,615	1,653	342,268
Construction	—	—	—	—	141,964	141,964	—	141,964
Commercial and industrial	—	—	—	—	549,393	549,393	941	550,334
Consumer	10	5	—	15	25,183	25,198	2	25,200
Leases	177	86	—	263	55,492	55,755	137	55,892
	$971	$877	$—	$1,848	$2,233,972	$2,235,820	$5,167	$2,240,987

*included as “current” are $2.4 million and $13.5 million of loans and leases as of June 30, 2017 and December 31, 2016, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands) As of June 30, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$68	$925	$—	$993	$139,096	$140,089	$50	$140,139
Home equity lines and loans	—	—	—	—	25,598	25,598	351	25,949
Residential mortgage	2,084	221	—	2,305	60,556	62,861	1,292	64,153
Commercial and industrial	—	—	—	—	25,074	25,074	1,257	26,331
Consumer	—	—	—	—	115	115	—	115
	$2,152	$1,146	$—	$3,298	$250,439	$253,737	$2,950	$256,687

	Accruing Loans and Leases
(dollars in thousands) As of December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$666	$—	$—	$666	$163,298	$163,964	$55	$164,019
Home equity lines and loans	—	—	—	—	29,429	29,429	120	29,549
Residential mortgage	50	426	—	476	69,791	70,267	1,005	71,272
Commercial and industrial	36	—	—	36	27,405	27,441	2,016	29,457
Consumer	—	—	—	—	141	141	—	141
	$752	$426	$—	$1,178	$290,064	$291,242	$3,196	$294,438

*included as “current” are $0 and $1.8 million of loans and leases as of June 30, 2017 and December 31, 2016, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three and six months ended June 30, 2017:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2017	$6,410	$1,243	$1,798	$2,195	$4,747	$135	$579	$—	$17,107
Charge-offs	—	(169)	(43)	—	(200)	(18)	(307)	—	(737)
Recoveries	3	—	—	1	15	2	91	—	112
Provision for loan and lease losses	195	140	21	(1,085)	251	58	337	—	(83)
Balance, June 30, 2017	$6,608	$1,214	$1,776	$1,111	$4,813	$177	$700	$—	$16,399

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2016	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486
Charge-offs	—	(606)	(70)	—	(259)	(59)	(513)	—	(1,507)
Recoveries	6	—	—	2	15	4	185	—	212
Provision for loan and lease losses	375	565	(71)	(1,124)	(85)	79	469	—	208
Balance, June 30, 2017	$6,608	$1,214	$1,776	$1,111	$4,813	$177	$700	$—	$16,399

The following table details the roll-forward of the Allowance for the three and six months ended June 30, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2016	$5,856	$1,126	$1,868	$1,902	$5,445	$120	$528	$—	$16,845
Charge-offs	—	(11)	(267)	—	(4)	(32)	(111)	—	(425)
Recoveries	3	—	5	62	48	2	51	—	171
Provision for loan and lease losses	162	70	343	180	(444)	37	97	—	445
Balance, June 30, 2016	$6,021	$1,185	$1,949	$2,144	$5,045	$127	$565	$—	$17,036

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2015	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857
Charge-offs	(110)	(85)	(271)	—	(33)	(66)	(411)		(976)
Recoveries	6	4	44	63	51	16	116		300
Provision for loan and lease losses	926	(41)	436	757	(582)	35	342	(18)	1,855
Balance June 30, 2016	$6,021	$1,185	$1,949	$2,144	$5,045	$127	$565	$—	$17,036

The following table details the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2017 and December 31, 2016:

(dollars in thousands) As of June 30, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$3	$112	$—	$—	$14	$—	$—	$129
Collectively evaluated for impairment	6,608	1,211	1,664	1,111	4,813	163	700	—	16,270
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$6,608	$1,214	$1,776	$1,111	$4,813	$177	$700	$—	$16,399
As of December 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$73	$—	$5	$8	$—	$—	$86
Collectively evaluated for impairment	6,227	1,255	1,844	2,233	5,137	145	559	—	17,400
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2017 and December 31, 2016:

(dollars in thousands) As of June 30, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$2,070	$1,534	$6,950	$—	$2,139	$38	$—	$12,731
Collectively evaluated for impairment	1,185,929	206,851	409,538	156,581	595,358	28,447	59,478	2,642,182
Purchased credit-impaired(1)	9,937	95	—	—	1,706	—	—	11,738
Total	$1,197,936	$208,480	$416,488	$156,581	$599,203	$28,485	$59,478	$2,666,651
As of December 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$1,576	$2,354	$7,266	$—	$2,946	$31	$—	$14,173
Collectively evaluated for impairment	1,098,788	205,540	406,271	141,964	575,055	25,310	55,892	2,508,820
Purchased credit-impaired(1)	10,534	105	3	—	1,790	—	—	12,432
Total	$1,110,898	$207,999	$413,540	$141,964	$579,791	$25,341	$55,892	$2,535,425

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2017 and December 31, 2016:

(dollars in thousands) As of June 30, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$3	$87	$—	$—	$14	$—	$—	$104
Collectively evaluated for impairment	6,608	1,211	1,664	1,111	4,813	163	700	—	16,270
Total	$6,608	$1,214	$1,751	$1,111	$4,813	$177	$700	$—	$16,374
As of December 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$45	$—	$5	$8	$—	$—	$58
Collectively evaluated for impairment	6,227	1,255	1,844	2,233	5,137	145	559	—	17,400
Total	$6,227	$1,255	$1,889	$2,233	$5,142	$153	$559	$—	$17,458

The following table details the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2017 and December 31, 2016:

(dollars in thousands) As of June 30, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$2,020	$1,264	$3,684	$—	$1,075	$38	$—	$8,081
Collectively evaluated for impairment	1,055,777	181,267	348,651	156,581	571,797	28,332	59,478	2,401,883
Total	$1,057,797	$182,531	$352,335	$156,581	$572,872	$28,370	$59,478	$2,409,964
As of December 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$1,521	$2,319	$4,111	$—	$1,190	$31	$—	$9,172
Collectively evaluated for impairment	945,358	176,131	338,157	141,964	549,144	25,169	55,892	2,231,815
Total	$946,879	$178,450	$342,268	$141,964	$550,334	$25,200	$55,892	$2,240,987

The following table details the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2017 and December 31, 2016:

(dollars in thousands) As of June 30, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$25	$—	$—	$—	$—	$—	$25
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$25	$—	$—	$—	$—	$—	$25
As of December 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$28	$—	$—	$—	$—	$—	$28
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$28	$—	$—	$—	$—	$—	$28

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2017 and December 31, 2016:

(dollars in thousands) As of June 30, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$50	$270	$3,266	$—	$1,064	$—	$—	$4,650
Collectively evaluated for impairment	130,152	25,584	60,887	—	23,561	115	—	240,299
Purchased credit-impaired(1)	9,937	95	—	—	1,706	—	—	11,738
Total	$140,139	$25,949	$64,153	$—	$26,331	$115	$—	$256,687
As of December 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$55	$35	$3,155	$—	$1,756	$—	$—	$5,001
Collectively evaluated for impairment	153,430	29,409	68,114	—	25,911	141	—	277,005
Purchased credit-impaired(1)	10,534	105	3	—	1,790	—	—	12,432
Total	$164,019	$29,549	$71,272	$—	$29,457	$141	$—	$294,438

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Pass	$1,186,673	$1,099,557	$154,580	$140,370	$592,072	$570,342	$1,933,325	$1,810,269
Special Mention	—	1,892	—	—	1,150	2,315	1,150	4,207
Substandard	11,263	9,449	2,001	1,594	5,693	5,512	18,957	16,555
Doubtful	—	—	—	—	288	1,622	288	1,622
Total	$1,197,936	$1,110,898	$156,581	$141,964	$599,203	$579,791	$1,953,720	$1,832,653

Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Performing	$413,899	$410,882	$206,945	$205,710	$28,475	$25,339	$59,305	$55,755	$708,624	$697,686
Non-performing	2,589	2,658	1,535	2,289	10	2	173	137	4,307	5,086
Total	$416,488	$413,540	$208,480	$207,999	$28,485	$25,341	$59,478	$55,892	$712,931	$702,772

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Pass	$1,047,903	$936,737	$154,580	$140,370	$569,149	$544,876	$1,771,632	$1,621,983
Special Mention	—	1,892	—	—	1,107	2,279	1,107	4,171
Substandard	9,894	8,250	2,001	1,594	2,491	3,054	14,386	12,898
Doubtful	—	—	—	—	125	125	125	125
Total	$1,057,797	$946,879	156,581	$141,964	$572,872	$550,334	$1,787,250	$1,639,177

Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Performing	$351,038	$340,615	$181,347	$176,281	$28,360	$25,198	$59,305	$55,755	$620,050	$597,849
Non-performing	1,297	1,653	1,184	2,169	10	2	173	137	2,664	3,961
Total	$352,335	$342,268	$182,531	$178,450	$28,370	$25,200	$59,478	$55,892	$622,714	$601,810

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Pass	$138,770	$162,820	$—	$—	$22,923	$25,466	$161,693	$188,286
Special Mention	—	—	—	—	43	36	43	36
Substandard	1,369	1,199	—	—	3,202	2,458	4,571	3,657
Doubtful	—	—	—	—	163	1,497	163	1,497
Total	$140,139	$164,019	$—	$—	$26,331	$29,457	$166,470	$193,476

Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Performing	$62,861	$70,267	$25,598	$29,429	$115	$141	$88,574	$99,837
Non-performing	1,292	1,005	351	120	—	—	1,643	1,125
Total	$64,153	$71,272	$25,949	$29,549	$115	$141	$90,217	$100,962

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	June 30, 2017	December 31, 2016
TDRs included in nonperforming loans and leases	$2,470	$2,632
TDRs in compliance with modified terms	6,148	6,395
Total TDRs	$8,618	$9,027

The following table presents information regarding loan and lease modifications categorized as TDRs for the three months ended June 30, 2017:

	For the Three Months Ended June 30, 2017
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Leases	2	$59	$59
Total	2	$59	$59

The following table presents information regarding the types of loan and lease modifications made for the three months ended June 30, 2017:

	Number of Contracts for the Three Months Ended June 30, 2017
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest	Forgiveness of Principal
Leases	—	—	—	—	2	—	—
Total	—	—	—	—	2	—	—

The following table presents information regarding loan and lease modifications categorized as TDRs for the six months ended June 30, 2017:

	For the Six Months Ended June 30, 2017
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	1	$8	$8
Residential mortgage	1	194	202
Leases	5	121	121
Total	7	$323	$331

The following table presents information regarding the types of loan and lease modifications made for the six months ended June 30, 2017:

	Number of Contracts for the Six Months Ended June 30, 2017
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest	Forgiveness of Principal
Home equity loans and lines	—	1	—	—	—	—	—
Residential mortgage	—	—	1	—	—	—	—
Leases	—	—	—	—	5	—	—
Total	—	1	1	—	5	—	—

During the three and six months ended June 30, 2017, there were no defaults of loans or leases that had been previously modified to troubled debt restructurings.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands) As of or for the three months ended June 30, 2017	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related Allowance:
Home equity lines and loans	$21	$21	$3	$21	$—	$—
Residential mortgage	1,578	1,578	112	1,581	20	—
Consumer	38	38	14	38	—	—
Total	$1,637	$1,637	$129	$1,640	$20	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$2,071	$2,106	$—	$2,113	$15	$—
Home equity lines and loans	1,514	2,054	—	1,536	1	—
Residential mortgage	5,371	5,712	—	5,496	36	—
Commercial and industrial	2,140	,2,796	—	2,338	3	—
Total	$11,096	$12,668	$—	$11,483	$55	$—

Grand total	$12,733	$14,305	$129	$13,123	$75	$—

(1)	The table above does not include the recorded investment of $379 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands) As of or for the six months ended June 30, 2017	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related Allowance:
Home equity lines and loans	$21	$21	$3	$21	$1	$—
Residential mortgage	1,578	1,578	112	1,585	41	—
Consumer	38	38	14	39	1	—
Total	$1,637	$1,637	$129	$1,645	$43	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$2,071	$2,106	$—	$2,117	$39	$—
Home equity lines and loans	1,514	2,054	—	1,579	3	—
Residential mortgage	5,371	5,712	—	5,521	76	—
Commercial and industrial	2,140	,2,796	—	2,367	6	—
Total	$11,096	$12,668	$—	$11,584	$124	$—

Grand total	$12,733	$14,305	$129	$13,229	$167	$—

(1)	The table above does not include the recorded investment of $379 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands) As of or for the three months ended June 30, 2016	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related Allowance:
Residential mortgage	$626	$626	$74	$640	$7	$—
Commercial and industrial	1,874	1,874	519	1,941	1	—
Consumer	32	32	7	32	—	—
Total	$2,532	$2,532	$600	$2,613	$8	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$139	$139	$—	$142	$1	$—
Home equity lines and loans	3,082	3,400	—	3,568	2	—
Residential mortgage	6,840	7,169	—	8,041	52	—
Commercial and industrial	1,702	2,309	—	2,636	1	—
Consumer	2	2	—	2	—	—
Total	$11,765	$13,019	$—	$14,389	$56	$—

Grand total	$14,297	$15,551	$600	$17,002	$64	$—

(1)	The table above does not include the recorded investment of $161 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands) As of or for the six months ended June 30, 2016	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related Allowance:
Residential mortgage	$626	$626	$74	$641	$14	$—
Commercial and industrial	1,874	1,874	519	1,965	3	—
Consumer	32	32	7	32	1	—
Total	$2,532	$2,532	$600	$2,638	$18	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$139	$139	$—	$143	$1	$—
Home equity lines and loans	3,082	3,400	—	3,578	19	—
Residential mortgage	6,840	7,169	—	7,723	106	—
Commercial and industrial	1,702	2,309	—	3,079	2	—
Consumer	2	2	—	2	—	—
Total	$11,765	$13,019	$—	$14,525	$128	$—

Grand total	$14,297	$15,551	$600	$17,163	$146	$—

(1)	The table above does not include the recorded investment of $161 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands) As of December 31, 2016	Recorded Investment(2)	Principal Balance	Related Allowance
Impaired loans with related allowance:
Residential mortgage	$622	$622	$73
Commercial and industrial	84	84	5
Consumer	31	31	8
Total	$737	$737	$86

Impaired loans(1)(3) without related allowance:
Commercial mortgage	$1,577	$1,577	$—
Home equity lines and loans	2,354	2,778	—
Residential mortgage	6,644	6,970	—
Commercial and industrial	2,862	3,692	—
Total	$13,437	$15,017	$—
Grand total	$14,174	$15,754	$86

(1)	The table above does not include the recorded investment of $240 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

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

(dollars in thousands)	As of June 30, 2017
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$144,148	$(4,009)	$140,139
Home equity lines and loans	27,522	(1,573)	25,949
Residential mortgage	66,501	(2,348)	64,153
Commercial and industrial	29,464	(3,133)	26,331
Consumer	136	(21)	115
Total	$267,771	$(11,084)	$256,687

(dollars in thousands)	As of December 31, 2016
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$168,612	$(4,593)	$164,019
Home equity lines and loans	31,236	(1,687)	29,549
Residential mortgage	73,902	(2,630)	71,272
Commercial and industrial	32,812	(3,355)	29,457
Consumer	163	(22)	141
Total	$306,725	$(12,287)	$294,438

Note 6 - Deposits

The following table details the components of deposits:

(dollars in thousands)	June 30, 2017	December 31, 2016

Interest-bearing checking accounts	$381,345	$379,424
Money market accounts	729,859	761,657
Savings accounts	254,903	232,193
Wholesale non-maturity deposits	54,675	74,272
Wholesale time deposits	120,524	73,037
Time deposits	321,982	322,912
Total interest-bearing deposits	1,863,288	1,843,495
Non-interest-bearing deposits	818,475	736,180
Total deposits	$2,681,763	$2,579,675

Note 7 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Repurchase agreements* – commercial customers	$18,295	$39,151
Short-term FHLB advances	112,000	165,000
Overnight federal funds	—	—
Total short-term borrowings	$130,295	$204,151

* overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at period-end	$130,295	$19,119	$130,295	$19,119
Maximum amount outstanding at any month-end	130,295	54,715	130,295	54,715
Average balance outstanding during the period	98,869	32,328	73,378	33,243
Weighted-average interest rate:
As of period-end	1.11%	0.10%	1.11%	0.10%
Paid during the period	0.96%	0.25%	0.72%	0.22%

B. Long-term FHLB Advances

The Corporation’s long-term FHLB advances is comprised of advances from the FHLB with original maturities of greater than one year.

The following table presents the remaining periods until maturity of the long-term FHLB advances:

(dollars in thousands)	June 30, 2017	December 31, 2016
Within one year	$91,441	$75,000
Over one year through five years	73,240	114,742
Total	$164,681	$189,742

The following table presents rate and maturity information on long-term FHLB advances:

(dollars in thousands)	Maturity Range(1)		Weighted	Coupon Rate(1)		Balance
Description	From	To	Average Rate(1)	From	To	June 30, 2017	December 31, 2016
Bullet maturity – fixed rate	08/09/2017	12/19/2020	1.50%	0.95%	2.13%	$128,612	$153,612
Bullet maturity – variable rate	11/28/2017	11/28/2017	1.35%	1.35%	1.35%	15,000	15,000
Convertible-fixed(2)	01/03/2018	08/20/2018	2.94%	2.58%	3.50%	21,069	21,130
Total						$164,681	$189,742

(1)Maturity range, weighted average rate and coupon rate range refers to June 30, 2017 balances
(2)FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of June 30, 2017, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2017. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of June 30, 2017 the Corporation had a maximum borrowing capacity with the FHLB of $1.24 billion, of which the unused capacity was $1.01 billion. In addition, there were unused capacities of $79.0 million in overnight federal funds lines, $116.4 million of Federal Reserve Discount Window borrowings and $5.0 million in a revolving line of credit from a correspondent bank as of June 30, 2017. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $15.2 million and $17.3 million as of June 30, 2017 and December 31, 2016, respectively. The carrying amount of the FHLB capital stock approximates its redemption value.

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

The following table provides information about options outstanding for the three months ended June 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, March 31, 2017	155,845	$20.80	$4.86
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(16,011)	$22.17	$4.96
Options outstanding, June 30, 2017	139,834	$20.65	$4.85

The following table provides information about options outstanding for the six months ended June 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2016	185,023	$21.04	$4.88
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(45,189)	$22.25	$4.97
Options outstanding, June 30, 2017	139,834	$20.65	$4.85

As of June 30, 2017, there were no unvested stock options.

For the three and six months ended June 30, 2017, the Corporation did not recognize any expense related to stock options. As of June 30, 2017, there was no unrecognized expense related to stock options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and six months ended June 30, 2017 and 2016 are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Proceeds from exercise of stock options	$355	$363	$1,005	$647
Related tax benefit recognized	86	13	227	13
Net proceeds of options exercised	$441	$376	$1,232	$660
Intrinsic value of options exercised	$326	$124	$874	$255

The following table provides information about options outstanding and exercisable at June 30, 2017:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	139,834	139,834
Weighted average exercise price	$20.65	$20.65
Aggregate intrinsic value	$3,055	$3,055
Weighted average contractual term in years	1.6	1.6

C. Restricted Stock Awards and Performance Stock Awards

The Corporation has granted RSAs, RSUs, PSAs and PSUs under the 2007 LTIP, 2010 LTIP and Amended 2010 LTIP.

RSAs and RSUs

The compensation expense for the RSAs and RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the three and six months ended June 30, 2017, the Corporation recognized $143 thousand and $323 thousand, respectively, of expense related to the Corporation’s RSAs and RSUs. As of June 30, 2017, there was $1.0 million of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 2.1 years.

The following table details the unvested RSAs and RSUs for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	59,862	$29.86	58,862	$29.57
Granted	4,200	$40.65	6,200	$39.96
Vested	(5,300)	$27.38	(6.300)	$27.80
Forfeited	(3,500)	$29.33	(3,500)	$29.33
Ending balance	55,262	$30.95	55,262	$30.95

For the three and six months ended June 30, 2017, the Corporation recorded $27 thousand and $31 thousand, respectively, of excess tax benefits related to the vesting of RSAs and RSUs.

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three and six months ended June 30, 2017, the Corporation recognized $288 thousand and $592 thousand, respectively, of expense related to the PSAs and PSUs. As of June 30, 2017, there was $1.4 million of unrecognized compensation cost related to PSAs. This cost will be recognized over a weighted average period of 1.7 years.

The following table details the unvested PSAs and PSUs for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	192,844	$18.77	192,844	$18.77
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Forfeited	—	$—	—	$—
Ending balance	192,844	$18.77	192,844	$18.77

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	SERP I and SERP II		PRBP
(dollars in thousands)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	44	46	3	5
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	—	—	—	—
Amortization of net loss	15	14	9	10
Net periodic benefit cost	$59	$60	$12	$15

	Six Months Ended June 30,
	SERP I and SERP II		PRBP
(dollars in thousands)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	88	92	6	9
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	—	—	—	—
Amortization of net loss	29	28	18	20
Net periodic benefit cost	$117	$120	$24	$29

SERP I and SERP II: The Corporation contributed $65 thousand and $130 thousand during the three and six months ended June 30, 2017, respectively, and is expected to contribute an additional $130 thousand to the SERP I and SERP II plans for the remaining six months of 2017.

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

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware and Lau Associates are included in the Wealth Management segment of the Corporation since they have similar economic characteristics, products and services to those of the Wealth Management Division of the Corporation. Powers Craft Parker and Beard (“PCPB”), which was merged with the Corporation’s existing insurance subsidiary, Insurance Counsellors of Bryn Mawr (“ICBM”), and the Robert J. McAllister agency (“RJM”), which was acquired on April 1, 2015, now operate under the Powers Craft Parker and Beard, Inc. name. The Wealth Management Division has assumed oversight responsibility for all insurance services of the Corporation. Prior to the PCPB and RJM acquisitions, ICBM was reported through the Banking segment. Any adjustments to prior year figures are immaterial and are not reflected in the tables below.

The following tables detail segment information for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$27,964	$1	$27,965	$26,626	$1	$26,627
Less: loan loss provision	(83)	—	(83)	445	—	445
Net interest income after loan loss provision	28,047	1	28,048	26,181	1	26,182
Other income:
Fees for wealth management services	—	9,807	9,807	—	9,431	9,431
Service charges on deposit accounts	630	—	630	713	—	713
Loan servicing and other fees	519	—	519	539	—	539
Net (loss) gain on sale of loans	520	—	520	857	—	857
Net gain on sale of available for sale securities	—	—	—	(43)	—	(43)
Net (loss) gain on sale of other real estate owned	(12)	—	(12)	—	—	—
Insurance commissions	—	943	943	—	845	845
Other operating income	2,329	49	2,378	1,411	28	1,439
Total other income	3,986	10,799	14,785	3,477	10,304	13,781

Other expenses:
Salaries & wages	9,284	4,296	13,580	8,282	3,915	12,197
Employee benefits	1,492	983	2,475	1,590	846	2,436
Occupancy & equipment	1,849	398	2,247	1,971	396	2,367
Amortization of intangible assets	196	491	687	218	671	889
Professional fees	1,031	18	1,049	897	49	946
Other operating expenses	7,418	1,039	8,457	6,281	1,104	7,385
Total other expenses	21,270	7,225	28,495	19,239	6,981	26,220
Segment profit	10,763	3,575	14,338	10,419	3,324	13,743
Intersegment (revenues) expenses*	(112)	112	—	(99)	99	—
Pre-tax segment profit after eliminations	$10,651	$3,687	$14,338	$10,320	$3,423	$13,743
% of segment pre-tax profit after eliminations	74.3%	25.7%	100.0%	75.1%	24.9%	100.0%
Segment assets (dollars in millions)	$3,387	$51	$3,438	$3,042	$48	$3,090

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$55,366	$2	$55,368	$52,528	$1	$52,529
Less: loan loss provision	208	—	208	1,855	—	1,855
Net interest income after loan loss provision	55,158	2	55,160	50,673	1	50,674
Other income:
Fees for wealth management services	—	19,110	19,110	—	18,263	18,263
Service charges on deposit accounts	1,277	—	1,277	1,415	—	1,415
Loan servicing and other fees	1,022	—	1,022	1,031	—	1,031
Net (loss) gain on sale of loans	1,149	—	1,149	1,562	—	1,562
Net gain on sale of available for sale securities	1	—	1	(58)	—	(58)
Net (loss) gain on sale of other real estate owned	(12)	—	(12)	(76)	—	(76)
Insurance commissions	—	1,706	1,706	—	2,121	2,121
Other operating income	3,662	97	3,759	2,612	64	2,676
Total other income	7,099	20,913	28,012	6,486	20,448	26,934

Other expenses:
Salaries & wages	17,915	8,115	26,030	16,179	7,756	23,935
Employee benefits	3,119	1,915	5,034	3,235	1,686	4,921
Occupancy & equipment	3,976	797	4,773	4,054	801	4,855
Amortization of intangible assets	392	988	1,380	438	1,342	1,780
Professional fees	1,712	48	1,760	1,696	63	1,759
Other operating expenses	14,113	2,065	16,178	11,998	1,968	13,966
Total other expenses	41,227	13,928	55,155	37,600	13,616	51,216
Segment profit	21,030	6,987	28,017	19,559	6,833	26,392
Intersegment (revenues) expenses*	(224)	224		(198)	198	—
Pre-tax segment profit after eliminations	$20,806	$7,211	$28,017	$19,361	$7,031	$26,392
% of segment pre-tax profit after eliminations	74.3%	25.7%	100.0%	73.4%	26.6%	100.0%
Segment assets (dollars in millions)	$3,387	$51	$3,438	$3,042	$48	$3,090

*     Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	June 30, 2017	December 31, 2016
Assets under management, administration, supervision and brokerage:	$12,050.6	$11,328.5

Note 11 - Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(dollars in thousands)	2017	2016
Balance, beginning of period	$5,686	$5,183
Additions	213	243
Amortization	(173)	(181)
Recovery	—	—
Impairment	(43)	(599)
Balance, end of period	$5,683	$4,646
Fair value	$6,057	$4,646

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Balance, beginning of period	$5,582	$5,142
Additions	489	502
Amortization	(342)	(316)
Recovery	2	—
Impairment	(48)	(682)
Balance, end of period	$5,683	$4,646
Fair value	$6,057	$4,646
Residential mortgage loans serviced for others, end of period	$631,888	$610,418

As of June 30, 2017 and December 31, 2016, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Fair value amount of MSRs	$6,057	$6,154
Weighted average life (in years)	5.9	6.3
Prepayment speeds (constant prepayment rate)*	11.5%	10.2%
Impact on fair value:
10% adverse change	$(171)	$(115)
20% adverse change	$(346)	$(238)
Discount rate	9.55%	9.55%
Impact on fair value:
10% adverse change	$(208)	$(225)
20% adverse change	$(401)	$(434)

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

Note 12 - Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisitions of Lau Associates, LLC (“Lau”) in July 2008, FKF in July 2010, the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in May 2011, Davidson Trust Company (“DTC”) in May 2012, the loan and deposit accounts and a branch location of FBD in November 2012, PCPB in October 2014, CBH in January 2015, RJM in April 2015 and Hirshorn in May 2017 are detailed below:

(dollars in thousands)	Balance December 31, 2016	Additions/ Adjustments	Amortization	Balance June 30, 2017	Amortization Period (in years)
Goodwill – Wealth	$20,412	$—	$—	$20,412	Indefinite
Goodwill – Banking	80,783	—	—	80,783	Indefinite
Goodwill – Insurance	3,570	2,362	—	5,932	Indefinite
Total	$104,765	$2,362	$—	$107,127
Core deposit intangible	$3,447	$—	$(368)	$3,079		10
Customer relationships	13,056	2,672	(748)	14,980	10	to	20
Non-compete agreements	1,634	41	(235)	1,440	5	to	10
Trade name	2,165	195	(5)	2,355	3	to	Indefinite
Domain name	—	151	—	151	Indefinite
Favorable lease	103	—	(24)	79	17	to	75 months
Total	$20,405	$3,059	$(1,380)	$22,084
Grand total	$125,170	$5,421	$(1,380)	$129,211

The Corporation performed its annual review of goodwill and identifiable intangible assets as of October 31, 2016 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the eight months ended June 30, 2017, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 13 – Derivative Instruments and Hedging Activities

Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. The Corporation manages these risks as part of its asset and liability management process and through credit policies and procedures. The Corporation seeks to minimize counterparty credit risk by establishing credit limits and collateral agreements and utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. The derivative transactions entered into by the Corporation are an economic hedge of a derivative offering to a Bank customer. The Corporation does not use derivative financial instruments for trading purposes.

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Corporation originates variable-rate loans with customers in addition to interest rate swap agreements, which serve to effectively swap the customers’ variable-rate loans into a fixed-rate loans. The Company then enters into corresponding swap agreements with swap dealer counterparties to economically hedge its exposure on the variable and fixed components of the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2017, there were no fair value adjustments related to credit quality.

The following table details the derivative instruments as of June 30, 2017 and December 31, 2016:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of June 30, 2017:
Customer derivatives – interest rate swaps	$42,977	$794	$42,977	$794
Total derivatives	$42,977	$794	$42,977	$794

As of December 31, 2016:
Customer derivatives – interest rate swaps	$—	$—	$—	$—
Total derivatives	$—	$—	$—	$—

The Company has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at June 30, 2017 and December 31, 2016 was $840 thousand and $0, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $794 thousand and $0 as of June 30, 2017 and December 31, 2016, respectively.

Note 14 – Accumulated Other Comprehensive Income (Loss)

The following tables detail the components of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2017 and 2016:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2017	$(844)	$(1,146)	$(1,990)
Net change	411	15	426
Balance, June 30, 2017	$(433)	$(1,131)	$(1,564)

Balance, March 31, 2016	$2,695	$(1,193)	$1,502
Net change	970	16	986
Balance, June 30, 2016	$3,665	$(1,177)	$2,488

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2016	$(1,231)	$(1,178)	$(2,409)
Net change	798	47	845
Balance, June 30, 2017	$(433)	$(1,131)	$(1,564)

Balance, December 31, 2015	$774	$(1,186)	$(412)
Net change	2,891	9	2,900
Balance, June 30, 2016	$3,665	$(1,177)	$2,488

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three and six month periods ended June 30, 2017 and 2016:

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	For The Three Months Ended June 30,		Affected Income Statement Category
	2017	2016
Net unrealized gain on investment securities available for sale:
Realization of loss on sale of investment securities available for sale	$—	$43	Net gain on sale of available for sale investment securities
Less: income tax benefit (expense)	—	15	Less: income tax expense
Net of income tax	$—	$28	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$24	$24	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	—	Employee benefits
Total expense before income tax benefit	24	24	Total expense before income tax benefit
Less: income tax benefit	8	8	Less: income tax benefit
Net of income tax	$16	$16	Net of income tax

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	For The Six Months Ended June 30,		Affected Income Statement Category
	2017	2016
Net unrealized gain on investment securities available for sale:
Realization of (gain) loss on sale of investment securities available for sale	$(1)	$58	Net (loss) gain on sale of available for sale investment securities
Less: income tax expense	—	20	Less: income tax expense
Net of income tax	$(1)	$38	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$47	$48	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	—	Employee benefits
Total expense before income tax benefit	47	48	Total expense before income tax benefit
Less: income tax benefit	16	17	Less: income tax benefit
Net of income tax	$31	$31	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pension and Other Post-Retirement Benefit Plans

Note 15 - Shareholders’ Equity

Dividend

On July 20, 2017, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.22 per share payable September 1, 2017 to shareholders of record as of August 2, 2017. During the second quarter of 2017, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.21 per share. This dividend totaled $3.6 million, based on outstanding shares and restricted stock units as of May 2, 2017 of 17,236,926 shares.

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

Options

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of restricted stock units. During the six months ended June 30, 2017, 45,198 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $1.0 million. During the six months ended June 30, 2017, 6,300 restricted stock units vested and were issued. The increase in shareholders’ equity related to the issuance of the restricted stock units, which is recognized over the vesting period through stock based compensation expense, was $175 thousand.

Stock Repurchases

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. During the six months ended June 30, 2017, no shares were repurchased under the 2015 Program. As of June 30, 2017, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300. In addition to the 2015 Program, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three or six month periods ended June 30, 2017 or 2016.

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

The Corporation’s interest rate swaps are reported at fair value utilizing Level 2 inputs. Prices of these instruments are obtained through an independent pricing source utilizing pricing information which may include market observed quotations for swaps, LIBOR rates, forward rates and rate volatility. When entering into a derivative contract, the Corporation is exposed to fair value changes due to interest rate movements, and the potential non-performance of our contract counterparty. The Corporation has developed a methodology to value the non-performance risk based on internal credit risk metrics and the unique characteristics of derivative instruments, which include notional exposure rather than principle at risk and interest payment netting. The results of this methodology are used to adjust the base fair value of the instrument for the potential counterparty credit risk.

The value of the investment portfolio and interest rate swaps are determined using three broad levels of inputs:

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at June 30, 2017 and December 31, 2016 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of June 30, 2017:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	126.5	—	126.5	—
Obligations of state & political subdivisions	27.5	—	27.5	—
Mortgage-backed securities	235.7	—	235.7	—
Collateralized mortgage obligations	42.5	—	42.5	—
Mutual funds	15.4	15.4	—	—
Other debt securities	1.1	—	1.1	—
Interest rate swaps	0.8	—	0.8	—
Total assets measured on a recurring basis at fair value	$449.6	$15.5	$434.1	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$6.1	$—	$—	$6.1
Impaired loans and leases	13.0	—	—	13.0
Other real estate owned (“OREO”)	1.1	—	—	1.1
Total assets measured on a non-recurring basis at fair value	$20.2	$—	$—	$20.2

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of December 31, 2016:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$200.1	$200.1	$—	$—
Obligations of the U.S. government agency securities	82.2	—	82.2	—
Obligations of state & political subdivisions	33.5	—	33.5	—
Mortgage-backed securities	188.8	—	188.8	—
Collateralized mortgage obligations	48.7	—	48.7	—
Mutual funds	19.1	19.1	—	—
Other debt securities	1.3	—	1.3	—
Total assets measured on a recurring basis at fair value	$573.7	$219.2	$354.5	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$6.2	$—	$—	$6.2
Impaired loans and leases	14.3	—	—	14.3
OREO	1.0	—	—	1.0
Total assets measured on a non-recurring basis at fair value	$21.5	$—	$—	$21.5

During the three and six months ended June 30, 2017, increases of $40 thousand and $43 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three and six months ended June 30, 2017.

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

Long-term FHLB Advances

The fair value of long-term FHLB advances (with original maturities of greater than one year) is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long term borrowings.

Subordinated Notes

The fair value of the Notes is estimated by discounting the principal balance using the FHLB yield curve for the term to the call date as the Corporation has the option to call the Notes. The Notes are classified within Level 2 in the fair value hierarchy.

Other Liabilities

The carrying amounts of accrued interest payable and other accrued payables approximate fair value.

Interest Rate Swaps

The Corporation’s interest rate swaps are reported at fair value utilizing Level 2 inputs. Prices of these instruments are obtained through an independent pricing source utilizing pricing information which may include market observed quotations for swaps, LIBOR rates, forward rates and rate volatility. When entering into a derivative contract, the Corporation is exposed to fair value changes due to interest rate movements, and the potential non-performance of our contract counterparty. The Corporation has developed a methodology to value the non-performance risk based on internal credit risk metrics and the unique characteristics of derivative instruments, which include notional exposure rather than principle at risk and interest payment netting. The results of this methodology are used to adjust the base fair value of the instrument for the potential counterparty credit risk.

Off-Balance Sheet Instruments

Estimated fair values of the Corporation’s commitments to extend credit, standby letters of credit and financial guarantees are not included in the table below as their carrying values generally approximate their fair values. These instruments generate fees that approximate those currently charged to originate similar commitments.

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of June 30,		As of December 31
	Fair Value	2017		2016
(dollars in thousands)	Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$50,158	$50,158	$50,765	$50,765
Investment securities, available for sale	See Note 17	443,687	443,687	566,996	566,996
Investment securities, trading	See Note 17	4,021	4,021	3,888	3,888
Investments, held to maturity	Level 2	5,161	5,102	2,879	2,818
Loans held for sale	Level 2	8,590	8,590	9,621	9,621
Net portfolio loans and leases	Level 3	2,650,252	2,685,748	2,517,939	2,505,546
Mortgage servicing rights	Level 3	5,683	6,057	5,582	6,154
Interest rate swaps	Level 2	794	794	—	—
Other assets	Level 3	32,567	32,567	34,465	34,465
Total financial assets		$3,200,913	$3,236,724	$3,192,135	$3,180,253
Financial liabilities:
Deposits	Level 2	$2,681,763	$2,680,639	$2,579,675	$2,579,011
Short-term borrowings	Level 2	130,295	130,295	204,151	204,151
Long-term FHLB advances	Level 2	164,681	164,901	189,742	186,863
Subordinated notes	Level 2	29,559	30,182	29,532	29,228
Interest rate swaps	Level 2	794	794	—	—
Other liabilities	Level 2	36,150	36,150	37,303	37,303
Total financial liabilities		$3,043,242	$3,042,961	$3,040,403	$3,036,556

*See Note 17 for a description of fair value hierarchy levels.

Note 19 - Recent Accounting Pronouncements

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 25 full-service branches, eight limited-hour retirement community offices, one limited-service branch, six wealth management offices and a full-service insurance agency located throughout Montgomery, Delaware, Chester, Dauphin and Philadelphia counties in Pennsylvania and New Castle county in Delaware. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, the Corporation is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. However, there are uncertainties inherent in making these estimates and actual results could differ from these estimates. The Corporation has identified certain areas that require estimates and assumptions, which include the allowance for loan and lease losses (the “Allowance”), the valuation of goodwill and intangible assets, the fair value of investment securities, the fair value of derivative financial instruments, and the valuation of mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation. The Corporation’s derivative financial instruments are not exchange-traded and therefore are valued utilizing models that use as their basis readily observable market parameters, specifically the London Interbank Offered Rate (“LIBOR”) swap curve, and are classified within Level 2 of the valuation hierarchy. In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2016 Annual Report on Form 10-K (the “2016 Annual Report”).

In addition to the critical accounting policies described and referenced above, as it relates to derivative financial instruments, the Corporation recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.As of June 30, 2017, the Corporation’s derivative financial instruments are not designated as hedges and gains or losses are recognized in current earnings.

Pending Business Combination – Royal Bancshares of Pennsylvania, Inc.

On January 30, 2017, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Royal Bancshares of Pennsylvania, Inc. (“RBPI”), parent company of Royal Bank America (“RBA”), in a transaction with an aggregate value of $127.7 million (the “Acquisition” or the “RBPI Acquisition”). In connection with the Acquisition, RBPI will merge with and into the Corporation and RBA will merge with and into the Bank. The Acquisition, which is expected to add approximately $602 million in loans and $630 million in deposits (based on December 31, 2016 financial information), is expected to strengthen the Corporation’s position as the largest community bank in Philadelphia’s western suburbs and, based on deposits, will rank it as the eighth largest community bank headquartered in Pennsylvania. The Acquisition, which will expand the Corporation's distribution network by providing entry into the new markets of New Jersey and Berks County, Pennsylvania, and an expanded physical presence in Philadelphia County, Pennsylvania, is expected to close during the third quarter of 2017 and is subject to applicable regulatory approvals and closing conditions.

Other Recent Acquisitions and Expansions

In addition to the RBPI Acquisition, the Bank has continued to execute on its strategies of diversification and acquiring and/or establishing specialty offices in strategically targeted areas where management believes there to be a high demand for the Bank’s products and services. On May 24, 2017, the Bank completed its acquisition of Hirshorn Boothby, a full-service insurance agency established in 1931 and headquartered in the Chestnut Hill section of Philadelphia. Hirshorn Boothby was immediately merged into the Bank’s existing insurance subsidiary, Powers Craft Parker and Beard, Inc., which has expanded the footprint of this growing segment.

On May 12, 2017, the Corporation established a wealth management-focused office in Princeton, New Jersey which is expected to complement the already-established presence in central New Jersey that is to be acquired in the anticipated merger with RBPI.

In addition to these expansions of the Corporation’s physical presence, beginning in the second quarter of 2017 the Bank’s newly established Capital Markets department commenced operations that focus on providing risk management services to address the needs of its commercial customer base. These capital markets capabilities enable the Bank to offer hedging tools for qualified commercial customers through the use of interest rate swaps and options designed to mitigate the interest rate risk on variable rate loans. This interest rate hedging offering allows the Bank to participate on and lead in larger and longer dated credits without incurring additional interest rate risk itself. Additional services will similarly focus on helping qualified customers to hedge their foreign exchange risk and meet their trade finance needs through enhanced international services capabilities.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2017, as compared to the same periods in 2016, and the changes in its financial condition as of June 30, 2017 as compared to December 31, 2016. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●

Net income for the three months ended June 30, 2017 was $9.4 million, an increase of $500 thousand as compared to net income of $8.9 million for the same period in 2016. Diluted earnings per share was $0.55 for the three months ended June 30, 2017 as compared to $0.52 for the same period in 2016.

●

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended June 30, 2017 were 9.71% and 1.14%, respectively, as compared to ROE and ROA of 9.81% and 1.16%, respectively, for the same period in 2016.

●	Tax-equivalent net interest income increased $1.4 million, or 5.3%, to $28.2 million for the three months ended June 30, 2017, as compared to $26.8 million for the same period in 2016.

●

Provision for loan and lease losses (the “Provision”), of ($83) thousand (a release from the allowance from loan and lease losses (the “Allowance”)) for the three months ended June 30, 2017 was a decrease of $528 thousand from the $445 thousand Provision recorded for the same period in 2016.

●	Non-interest income of $14.8 million for the three months ended June 30, 2017 was a $1.0 million increase from the same period in 2016.

●

Fees for wealth management services and insurance revenue of $9.8 million and $943 thousand, respectively, for the three months ended June 30, 2017 represented increases of $376 thousand and $98 thousand, respectively, from the same period in 2016. In addition, capital markets revenue resulting from the Bank’s second quarter launch of its Capital Markets department, comprised of fees for interest rate swaps, totaled $953 thousand for the second quarter of 2017. The capital markets initiative began operations during the second quarter of 2017.

●	Non-interest expense of $28.5 million for the three months ended June 30, 2017 increased $2.3 million, from $26.2 million for the same period in 2016.

Six Month Results of Operations

●

Net income for the six months ended June 30, 2017 was $18.5 million, an increase of $1.2 million as compared to net income of $17.3 million for the same period in 2016. Diluted earnings per share was $1.07 for the six months ended June 30, 2017 as compared to $1.02 for the same period in 2016.

●	ROE and ROA for the six months ended June 30, 2017 were 9.65% and 1.13%, respectively, as compared to ROE and ROA of 9.55% and 1.14%, respectively, for the same period in 2016.

●	Tax-equivalent net interest income increased $3.0 million, or 5.6%, to $55.8 million for the six months ended June 30, 2017, as compared to $52.8 million for the same period in 2016.

●	The Provision of $208 thousand for the six months ended June 30, 2017 was a decrease of $1.6 million from $1.9 million for the same period in 2016.

●	Non-interest income of $28.0 million for the six months ended June 30, 2017 was a $1.1 million increase from the same period in 2016.

●

Fees for wealth management services and insurance revenue of $19.1 million and $1.7 million, respectively, for the six months ended June 30, 2017 represented an increase of $847 thousand and a decrease of $415 thousand, respectively, from the same period in 2016. In addition, capital markets revenue, comprised of fees for interest rate swaps, totaled $953 thousand for the six months ended June 30, 2017.

●	Non-interest expense of $55.2 million for the six months ended June 30, 2017 increased $3.9 million, from $51.2 million for the same period in 2016.

Changes in Financial Condition

●	Total assets of $3.44 billion as of June 30, 2017 increased $16.7 million from December 31, 2016.

●	Shareholders’ equity of $395.0 million as of June 30, 2017 increased $13.9 million from $381.1 million as of December 31, 2016.

●	Total portfolio loans and leases as of June 30, 2017 were $2.67 billion, an increase of $131.2 million from the December 31, 2016 balance.

●

Total non-performing loans and leases of $7.2 million represented 0.27% of portfolio loans and leases as of June 30, 2017 as compared to $8.4 million, or 0.33% of portfolio loans and leases as of December 31, 2016.

●	The $16.4 million Allowance, as of June 30, 2017, represented 0.61% of portfolio loans and leases, as compared to $17.5 million, or 0.69% of portfolio loans and leases as of December 31, 2016.

●	Total deposits of $2.68 billion as of June 30, 2017 increased $102.1 million from $2.58 billion as of December 31, 2016.

●	Wealth Management assets under management, administration, supervision and brokerage as of June 30, 2017 were $12.05 billion, an increase of $325.1 million from December 31, 2016.

Key Performance Ratios

Key financial performance ratios for the three months ended June 30, 2017 and 2016 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Annualized return on average equity	9.71%	9.81%	9.65%	9.55%
Annualized return on average assets	1.14%	1.16%	1.13%	1.14%
Tax-equivalent net interest margin	3.68%	3.81%	3.71%	3.84%
Basic earnings per share	$0.56	$0.53	$1.09	$1.03
Diluted earnings per share	$0.55	$0.52	$1.07	$1.02
Dividend per share	$0.21	$0.20	$0.42	$0.40
Dividend declared per share to net income per basic common share	37.5%	37.7%	36.2%	38.8%

The following table presents certain key period-end balances and ratios as of June 30, 2017 and December 31, 2016:

(dollars in millions, except per share amounts)	June 30, 2017	December 31, 2016
Book value per share	$23.25	$22.50
Tangible book value per share	$15.64	$15.11
Allowance as a percentage of loans and leases	0.61%	0.69%
Tier I capital to risk weighted assets	10.10%	10.51%
Tangible common equity ratio	8.03%	7.76%
Loan to deposit ratio	99.8%	98.7%
Wealth assets under management, administration, supervision and brokerage	$12,050.6	$11,328.5
Portfolio loans and leases	$2,666.7	$2,535.4
Total assets	$3,438.2	$3,421.5
Shareholders’ equity	$395.0	$381.1

The following sections discuss, in detail, the Corporation’s results of operations for the three and six months ended June 30, 2017, as compared to the same periods in 2016, and the changes in its financial condition as of June 30, 2017 as compared to December 31, 2016.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and six months ended June 30, 2017 and 2016, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

For the three months ended June 30, 2017, tax-equivalent net interest income increased $1.4 million, or 5.3%, to $28.2 million for the three months ended June 30, 2017, as compared to $26.8 million for the same period in 2016. The increase in net interest income between the periods was largely related to the $203.0 million increase in average loans and leases for the three months ended June 30, 2017 as compared to the same period in 2016. The tax-equivalent yield earned on loans and leases decreased 14 basis points from the second quarter of 2016 to the second quarter of 2017. The impact of the accretion of purchase accounting adjustments contributed significantly to the decrease in tax-equivalent yield earned on loans and leases. For the three months ended June 30, 2017, the accretion of purchase accounting adjustments contributed $402 thousand to interest income, or 6 basis points to the tax-equivalent yield on loans and leases, as compared to a contribution of $1.1 million, or 18 basis points to the tax-equivalent yield on loans and leases, for the same period in 2016. In addition to increases in loans and leases, the average balance of available for sale investment securities increased by $55.0 million and experienced a 22 basis point increase in tax-equivalent yield earned between the second quarters of 2016 and 2017. Partially offsetting the impact of the earning asset volume increase between the periods was a $136.4 million increase in average interest-bearing deposits, coupled with a 10 basis point increase in tax-equivalent rate paid on deposits from the second quarter of 2016 to the second quarter of 2017. The $2.0 increase in tax-equivalent interest earned on earning assets was partially offset by the $613 thousand increase in tax-equivalent interest paid on interest-bearing liabilities.

For the six months ended June 30, 2017, tax-equivalent net interest income increased $3.0 million, or 5.6%, to $55.8 million for the six months ended June 30, 2017, as compared to $26.8 million for the same period in 2016. The increase in net interest income between the periods was largely related to the $225.2 million increase in average loans and leases for the six months ended June 30, 2017 as compared to the same period in 2016. The tax-equivalent yield earned on loans and leases decreased 13 basis points from the six months ended June 30, 2016 and the six months ended June 30, 2017. The impact of the accretion of purchase accounting adjustments contributed significantly to the decrease in tax-equivalent yield earned on loans and leases. For the six months ended June 30, 2017, the accretion of purchase accounting adjustments contributed $1.1 million to interest income, or 9 basis points to the tax-equivalent yield on loans and leases, as compared to a contribution of $2.0 million, or 17 basis points to the tax-equivalent yield on loans and leases, for the same period in 2016. In addition to increases in loans and leases, the average balance of available for sale investment securities increased by $41.9 million and experienced an 18 basis point increase in tax-equivalent yield earned between the six months ended June 30, 2016 and the six months ended June 30, 2017. Partially offsetting the impact of the earning asset volume increase between the periods was a $177.5 million increase in average interest-bearing deposits, coupled with a 11 basis point increase in tax-equivalent rate paid on deposits from the second quarter of 2016 to the second quarter of 2017. The $4.1 million increase in tax-equivalent interest earned on earning assets was partially offset by the $1.2 million increase in tax-equivalent interest paid on interest-bearing liabilities.

Analyses of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended June 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$26,266	$35	0.53%	$44,950	$42	0.38%
Investment securities - available for sale:
Taxable	391,112	1,940	1.99%	325,893	1,433	1.77%
Non-taxable(3)	28,970	150	2.08%	39,193	187	1.92%
Total investment securities - available for sale	420,082	2,090	2.00%	365,086	1,620	1.78%
Investment securities – held to maturity	5,181	5	0.39%	2,427	4	0.66
Investment securities - trading	4,137	13	1.26%	3,640	2	0.22%
Loans and leases(1)(2)(3)	2,615,610	29,309	4.49%	2,412,643	27,761	4.63%
Total interest-earning assets	3,071,276	31,452	4.11%	2,828,746	29,429	4.18%
Cash and due from banks	15,727			16,413
Allowance for loan and lease losses	(17,549)			(17,271)
Other assets	263,853			262,065
Total assets	$3,333,307			$3,089,953
Liabilities:
Savings, NOW, and market rate accounts	$1,375,949	813	0.24%	$1,273,964	589	0.19%
Wholesale deposits	154,424	378	0.98%	196,517	361	0.74%
Time deposits	323,287	792	0.98%	246,771	452	0.74%
Total interest-bearing deposits	1,853,660	1,983	0.43%	1,717,252	1,402	0.33%
Short-term borrowings	98,869	237	0.96%	32,328	20	0.25%
Long-term FHLB advances	171,567	682	1.59%	236,248	867	1.48%
Subordinated notes	29,550	370	5.02%	29,496	370	5.05%
Total borrowings	299,986	1,289	1.72%	298,072	1,257	1.70%
Total interest-bearing liabilities	2,153,646	3,272	0.61%	2,015,324	2,659	0.53%
Non-interest-bearing deposits	755,597			675,710
Other liabilities	34,348			32,804
Total non-interest-bearing liabilities	789,945			708,514
Total liabilities	2,943,591			2,723,838
Shareholders’ equity	389,716			366,115
Total liabilities and shareholders’ equity	$3,333,307			$3,089,953
Net interest spread			3.50%			3.65%
Effect of non-interest-bearing liabilities			0.18%			0.16%
Tax-equivalent net interest income and margin on earning assets(3)		$28,180	3.68%		$26,770	3.81%
Tax-equivalent adjustment(3)		$215	0.03%		$143	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

	For the Six Months Ended June 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$32,931	$101	0.62%	$42,000	$88	0.42%
Investment securities - available for sale:
Taxable	372,772	3,620	1.96%	321,123	2,832	1.77%
Non-taxable(3)	30,221	314	2.10%	39,925	378	1.90%
Total investment securities - available for sale	402,993	3,934	1.97%	361,048	3,210	1.79%
Investment securities – held to maturity	4,446	4	0.18%	1,214	4	0.66%
Investment securities - trading	4,014	2	0.10%	3,793	2	0.11%
Loans and leases(1)(2)(3)	2,585,809	57,931	4.52%	2,360,613	54,539	4.65%
Total interest-earning assets	3,030,193	61,972	4.12%	2,768,668	57,843	4.20%
Cash and due from banks	15,336			16,457
Allowance for loan and lease losses	(17,564)			(16,755)
Other assets	260,963			263,180
Total assets	$3,288,928			$3,031,550
Liabilities:
Savings, NOW, and market rate accounts	$1,382,220	1,569	0.23%	$1,276,797	1,158	0.18%
Wholesale deposits	148,973	695	0.94%	166,859	594	0.72%
Retail time deposits	321,738	1,547	0.97%	231,795	726	0.63%
Total interest-bearing deposits	1,852,931	3,811	0.41%	1,675,451	2,478	0.30%
Short-term borrowings	73,378	264	0.73%	33,243	37	0.22%
Long-term FHLB advances	177,006	1,380	1.57%	243,131	1,775	1.47%
Subordinated notes	29,544	740	5.05%	29,489	736	5.02%
Total borrowings	279,928	2,384	1.72%	305,863	2,548	1.68%
Total interest-bearing liabilities	2,132,859	6,195	0.59%	1,981,314	5,026	0.51%
Non-interest-bearing deposits	733,817			653,379
Other liabilities	36,266			33,363
Total non-interest-bearing liabilities	770,083			686,742
Total liabilities	2,902,942			2,668,056
Shareholders’ equity	385,986			363,494
Total liabilities and shareholders’ equity	$3,288,928			$3,031,550
Net interest spread			3.56%			3.69%
Effect of non-interest-bearing liabilities			0.18%			0.15%
Tax-equivalent net interest income and margin on earning assets(3)		$55,777	3.71%		$52,817	3.84%
Tax-equivalent adjustment(3)		$409	0.03%		$288	0.02%
(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended June 30, 2017 as compared to the same period in 2016, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2017 Compared to 2016
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$(55)	$48	$(7)	$(44)	$57	$13
Investment securities	201	281	482	326	398	724
Loans and leases	6,384	(4,836)	1,548	7,657	(4,265)	3,392
Total interest income	$6,530	$(4,507)	$2,023	$7,939	$(3,810)	$4,129
Interest expense:
Savings, NOW and market rate accounts	$49	$175	$224	$89	$322	$411
Wholesale deposits	(331)	348	17	(156)	257	101
Retail time deposits	143	197	340	280	541	821
Borrowed funds**	(428)	460	32	(591)	423	(168)
Subordinated notes	4	(4)	—	1	3	4
Total interest expense	(563)	1,176	613	(377)	1,546	1,169
Interest differential	$7,093	$(5,683)	$1,410	$8,316	$(5,356)	$2,960

*The tax rate used in the calculation of the tax-equivalent income is 35%.

**Borrowed funds include short-term borrowings and long-term Federal Home Loan Bank advances.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.68% for the three months ended June 30, 2017 was a 13 basis point decrease from 3.81% for the same period in 2016. The decrease was largely the result of a 13 basis point decrease in tax-equivalent yield earned on loans and leases and a 10 basis point increase in rate paid on interest-bearing deposits. The $242.5 million volume increase in average interest-earning assets versus the $138.3 million increase in average interest-bearing liabilities partially offset the effect of the yield decrease and rate increase between the periods. The contribution of fair value mark accretion to the tax equivalent net interest margin accounted for 6 basis points of the margin for the second quarter of 2017 as compared to 17 basis points for the second quarter of 2016.

The tax-equivalent net interest margin of 3.71% for the six months ended June 30, 2017 was a 13 basis point decrease from 3.84% for the same period in 2016. The decrease was largely the result of the 13 basis point decrease in tax-equivalent yield earned on loans and leases and the 11 basis point increase in rate paid on interest-bearing deposits. The $261.5 million volume increase in average interest-earning assets versus the $151.5 million increase in average interest-bearing liabilities partially offset the effect of the yield decrease and rate increase between the periods. The contribution of fair value mark accretion to the tax equivalent net interest margin accounted for 8 basis points of the margin for the six months ended June 30, 2017 as compared to 17 basis points for the same period in 2016.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest-Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest Bearing Sources	Net Interest Margin
2nd Quarter 2017	4.11%	0.61%	3.50%	0.18%	3.68%
1st Quarter 2017	4.14%	0.56%	3.58%	0.16%	3.74%
4th Quarter 2016	4.05%	0.56%	3.49%	0.16%	3.65%
3rd Quarter 2016	4.09%	0.55%	3.54%	0.17%	3.71%
2nd Quarter 2016	4.18%	0.53%	3.65%	0.16%	3.81%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After June 30, 2017		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2016
	Amount	Percentage	Amount	Percentage
+300 basis points	$9,290	7.89%	$10,207	9.01%
+200 basis points	$6,269	5.33%	$6,654	5.87%
+100 basis points	$3,156	2.69%	$3,048	2.69%
-100 basis points	$(4,049)	(3.44)%	$(4,397)	(3.88)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2017 in the +100 basis point scenario, which is similar to the December 31, 2016 simulation. The asset sensitivity table indicates that a 100, 200 or 300 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is less asset sensitive in comparison to December 31, 2016. This is a result of the addition of fixed rate assets funded with short term liabilities in anticipation of the RBPI Acquisition expected to close in the third quarter of 2017, subject to applicable regulatory approvals and closing conditions, and positioning the combined entity’s investments and funding to align with management’s desired liquidity and interest rate risk profile.

The interest rate simulation is an estimate based on assumptions, which are derived from past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s economic environment and the current extended period of very low interest rates, the reliability of the Corporation’s assumptions in the interest rate simulation model is more uncertain than in other periods. Actual customer behavior may be different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of June 30, 2017:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$30.8	$—	$—	$—	$—	$30.8
Investment securities – available for sale	37.8	73.6	230.4	101.9	—	443.7
Investment securities – held to maturity	—	—	—	5.2	—	5.2
Investment securities – trading	4.0	—	—	—	—	4.0
Loans and leases(1)	1,026.1	315.7	976.3	357.1	—	2,675.2
Allowance for loan and lease losses	—	—	—	—	(16.4)	(16.4)
Cash and due from banks	—	—	—	—	19.4	19.4
Other assets	—	—	—	—	276.3	276.3
Total assets	$1,098.7	$389.3	$1,206.7	$464.2	$279.3	$3,438.2
Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$50.4	$151.1	$210.1	$407.0	$—	$818.5
Savings, NOW and market rate	93.7	281.1	675.4	315.9	—	1,366.1
Time deposits	96.4	163.6	61.9	0.1	—	322.0
Wholesale non-maturity deposits	54.7	—	—	—	—	54.7
Wholesale time deposits	79.2	20.4	20.9	—	—	120.5
Short-term borrowings	130.3	—	—	—	—	130.3
Long-term FHLB advances	45.0	46.4	73.3	—	—	164.7
Subordinated notes	—	—	29.6	—	—	29.6
Other liabilities	—	—	—	—	36.9	36.9
Shareholders’ equity	14.1	42.3	225.7	112.8	—	394.9
Total liabilities and shareholders’ equity	$563.8	$704.9	$1,296.9	$835.8	$36.9	$3,438.2
Interest-earning assets	$1,098.7	$389.3	$1,206.7	$464.2	$—	$3,158.9
Interest-bearing liabilities	499.3	511.5	861.1	316.0	—	2,187.9
Difference between interest-earning assets and interest-bearing liabilities	$599.4	$(122.2)	$345.6	$148.2	$—	$971.0
Cumulative difference between interest earning assets and interest-bearing liabilities	$599.4	477.2	822.8	971.0	—	971.0
Cumulative earning assets as a % of cumulative interest bearing liabilities	220%	147%	144%	144%	—	144%

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended June 30, 2017, the Corporation recorded a Provision of $(83) (a release from the Allowance) which was a $528 thousand decrease from the same period in 2016. Net charge-offs for the second quarter of 2017 were $625 thousand as compared to $254 thousand for the same period in 2016. The decrease in the Provision was largely the result of improvements in the historic charge-off rates during the lookback period used in the Allowance calculation.

For the six months ended June 30, 2017, the Corporation recorded a Provision of $208 which was a $1.6 million decrease from the same period in 2016. Net charge-offs for the six months ended June 30, 2017 were $1.3 million as compared to $676 thousand for the same period in 2016. The decrease in the Provision was largely the result of improvements in the historic charge-off rates during the lookback period used in the Allowance calculation. For a general discussion of the Allowance, and our policies related thereto, refer to page 34 of the Corporation’s 2016 Annual Report.

Asset Quality and Analysis of Credit Risk

As of June 30, 2017, total nonperforming loans and leases decreased by $1.1 million, to $7.2 million, representing 0.27% of portfolio loans and leases, as compared to $8.4 million, or 0.33% of portfolio loans and leases as of December 31, 2016. The decrease in nonperforming loans and leases resulted from pay-offs or pay-downs of $1.3 million, charge-offs of $1.0 million, and the foreclosure and addition to OREO of a $306 thousand loan, all of which had been nonperforming as of December 31, 2016. Partially offsetting the decrease in nonperforming loans from December 31, 2016 to June 30, 2017 was the addition during the first six months of 2017 of $1.5 million of new nonperforming loans and leases.

As of June 30, 2017, the Allowance of $16.4 million represented 0.61% of portfolio loans and leases, an 8 basis point decrease from 0.69% as of December 31, 2016. The Allowance on originated portfolio loans, as a percentage of originated portfolio loans, was 0.68% as of June 30, 2017 as compared to 0.78% as of December 31, 2016. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of June 30, 2017, the Corporation had OREO valued at $1.1 million, as compared to $1.0 million as of December 31, 2016. During the six months ended June 30, 2017, a $39 thousand OREO property acquired in the CBH merger was sold, resulting in no gain or loss on sale and a $306 thousand loan was foreclosed and the collateral taken into OREO. In addition, during the three months ended June 30, 2017, impairments to OREO of $121 thousand were recorded, related to OREO properties acquired in the CBH merger. The balance of OREO as of June 30, 2017 was comprised of four residential properties, one of which is a manufactured housing property acquired in the CBH merger. All properties are recorded at the lower of cost or fair value less cost to sell.

As of June 30, 2017, the Corporation had $8.6 million of troubled debt restructurings (“TDRs”), of which $6.1 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2016, the Corporation had $9.0 million of TDRs, of which $6.4 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of June 30, 2017, the Corporation had a recorded investment of $13.4 million of impaired loans and leases which included $8.6 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2016 totaled $14.4 million, which included $9.0 million of TDRs. Refer to Note 5H in the Notes to unaudited consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	June 30, 2017	December 31, 2016
Nonperforming Assets:
Nonperforming loans and leases	$7,237	$8,363
Other real estate owned	1,122	1,017
Total nonperforming assets	$8,359	$9,380
Troubled Debt Restructures:
TDRs included in non-performing loans	$2,470	$2,632
TDRs in compliance with modified terms	6,148	6,395
Total TDRs	$8,618	$9,027
Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	226.6%	209.1%
Nonperforming loans and leases to total portfolio loans and leases	0.27%	0.33%
Allowance for loan and lease losses to total portfolio loans and leases	0.61%	0.69%
Nonperforming assets to total loans and leases and OREO	0.31%	0.37%
Nonperforming assets to total assets	0.24%	0.27%
Total portfolio loans and leases	$2,666,651	$2,535,425
Allowance for loan and lease losses	$16,399	$17,486

NON-INTEREST INCOME

Three Months Ended June 30, 2017 Compared to the Same Period in 2016

Non-interest income for the three months ended June 30, 2017 increased by $1.0 million from the same period in 2016. An increase of $376 thousand in fees for wealth management services, as wealth assets increased by 25.1% from the June 30, 2016 level, and the $953 thousand in revenue generated by the capital markets initiative, were partially offset by a decrease of $337 thousand in gain on sale of loans, as origination activity has slowed from the same period in 2016.

Six Months Ended June 30, 2017 Compared to the Same Period in 2016

Non-interest income for the six months ended June 30, 2017 increased by $1.1 million from the same period in 2016. Increases of $847 thousand in fees for wealth management services, and the $953 thousand in revenue generated by the capital markets initiative, which began operations during the second quarter of 2017, were partially offset by a decrease of $413 thousand in gain on sale of loans, and a $415 thousand decrease in insurance revenues. The decrease in gain on sale of loans is related to the reduced origination activity during the six months ended June 30, 2017 as compared to the same period in 2016. The decrease in insurance revenues resulted from the recognition, during the six months ended June 30, 2016, of contingent commissions from the insurance carriers which was not repeated in the same period in 2017.

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Residential mortgage loans held in portfolio	$416.5	$414.9	$416.5	$414.9
Mortgage originations	$46.8	$64.9	$95.4	$117.4
Mortgage loans sold:
Servicing retained	$21.8	$26.9	$49.5	$52.9
Servicing released	3.8	5.3	8.8	7.7
Total mortgage loans sold	$25.6	$32.2	$58.3	$60.6

Percent servicing-retained	85.1%	83.6%	84.9%	87.3%
Percent servicing-released	14.9%	16.4%	15.1%	12.7%
Percent of originated mortgage loans sold	54.7%	49.7%	61.1%	51.6%
Mortgage servicing rights (“MSRs”)	$5.7	$4.6	$5.7	$4.6
Net gain on sale of residential mortgage loans	$0.5	$0.9	$1.1	$1.6
Residential mortgage loans serviced for others(1)	$641.2	$610.4	$641.2	$610.4

The following table provides details of other operating income for the three and six months ended June 30, 2017 and 2016:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Merchant interchange fees	$361	$321	$701	$729
Commissions and fees	201	185	401	390
Bank-owned life insurance (“BOLI”) income	142	220	273	465
Safe deposit box rentals	94	95	184	189
Other investment income	9	100	9	102
Rental income	46	33	95	75
Miscellaneous other income	354	222	711	249
Other operating income	$1,207	$1,176	$2,374	$2,199

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Market value	$5,593,936	$5,483,237	$5,302,463	$5,276,756	$5,078,386
Fixed	6,456,619	6,242,223	6,025,994	4,692,989	4,554,135
	$12,050,555	$11,725,460	$11,328,457	$9,969,745	$9,632,521

	Percentage of Wealth Assets
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Market value	46.4%	46.8%	46.8%	52.9%	52.7%
Fixed	53.6%	53.2%	53.2%	47.1%	47.3%
	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Market value	$7,382	7,230	7,212	$7,196	$7,187
Fixed	2,425	2,073	2,115	1,904	2,244
	$9,807	9,303	9,327	$9,100	$9,431

	Percentage of Fees for Wealth Management
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Market value	75.3%	77.7%	77.3%	79.1%	76.2%
Fixed	24.7%	22.3%	22.7%	20.9%	23.8%
	100.0%	100.0%	100.0%	100.0%	100.0%

Customer Derivatives

To accommodate the risk management needs of qualified commercial customers, the Bank enters into financial derivative transactions consisting of interest rate swaps, options, and foreign exchange contracts. Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. Market risk exposure from customer derivative positions is managed by simultaneously entering into matching transactions with institutional dealer counterparties that offset customer contracts in notional amount and term. Derivative contracts create counterparty credit risk with both the Bank’s customers and with institutional dealer counterparties. The Corporation manages customer counterparty credit risk through its credit policy, approval processes, monitoring procedures and obtaining adequate collateral, when appropriate. The Bank seeks to minimize dealer counterparty credit risk by establishing credit limits and collateral agreements through industry standard ISDA and CSA agreements. None of the Bank’s outstanding derivative contracts associated with the customer derivative program is designated as a hedge and none is entered into for speculative purposes. Derivative instruments are recorded at fair value, with changes in fair values recognized in earnings as components of non-interest income and non-interest expense on the consolidated statements of income.

NON-INTEREST EXPENSE

Three Months Ended June 30, 2017 Compared to the Same Period in 2016

Non-interest expense for the three months ended June 30, 2017 increased $2.3 million from the same period in 2016. The increase was primarily related to a $1.4 million increase in salary and wages due to staffing increases from the capital markets initiative, the Hirshorn Boothby acquisition and the Princeton wealth management office, in addition to annual salary and wage increases and increases in incentive compensation, a $1.2 million increase in due diligence, merger-related and merger integration costs primarily related to the RBPI Acquisition, a $782 thousand increase in other operating expenses, largely related to increases in contributions (which were offset by tax credits for Pennsylvania bank shares tax) and impairments of OREO and repossessed assets recorded in the second quarter of 2017.

Six Months Ended June 30, 2017 Compared to the Same Period in 2016

Non-interest expense for the six months ended June 30, 2017 increased $3.9 million from the same period in 2016. The increase was related to a $2.1 million increase in salary and wages due to staffing increases from the capital markets initiative, the Hirshorn Boothby acquisition and the Princeton wealth management office, in addition to annual salary and wage increases and increases in incentive compensation, a $1.7 million increase in due diligence, merger-related and merger integration costs, primarily related to the RBPI Acquisition, a $1.5 million increase in other operating expenses, largely related to increases in contributions (which were offset by tax credits for Pennsylvania bank shares tax) and impairments of OREO and repossessed assets recorded in the second quarter of 2017.

The following table provides details of other operating expenses for the three months ended June 30, 2017 and 2016:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Deferred compensation trust expense	$242	$197	$367	$(16)
Director fees	179	161	336	346
Dues and subscriptions	263	116	417	217
FDIC insurance	369	388	743	822
Impairment of OREO and other repossessed assets	200	—	200	—
Insurance	211	203	418	422
Loan processing	527	504	1,050	773
Miscellaneous	470	(154)	626	6
MSR amortization	173	181	342	317
Other taxes	4	22	13	31
Outsourced services	20	148	119	250
Portfolio maintenance	131	133	229	184
Postage	156	152	304	293
Stationary and supplies	109	112	226	265
Telephone	394	432	794	831
Temporary help and recruiting	116	213	514	478
Travel and entertainment	222	196	397	394
Other operating expense	$3,786	$3,004	$7,095	$5,613

INCOME TAXES

Income tax expense for the three months ended June 30, 2017 was $4.9 million, as compared to $4.8 million for the same period in 2016. The tax expense recorded reflects a decrease in the effective tax rate from 35.1% for the second quarter of 2016 to 34.2% for the second quarter of 2017. The decrease in effective tax rate for the three months ended June 30, 2017 as compared to the same period in 2016 was related to recognition, during the three months ended June 30, 2017 and 2016, of excess tax benefits of $114 thousand and $12 thousand, respectively, related to the stock based compensation vesting and option exercises, partially offset by the non-deductible merger costs related to the anticipated RBPI Acquisition incurred in the second quarter of 2017.

Income tax expense for the six months ended June 30, 2017 was $9.5 million, as compared to $9.1 million for the same period in 2016. The tax expense recorded reflects a decrease in the effective tax rate from 34.6% for the six months ended June 30, 2016 to 34.1% for the six months ended June 30, 2017. The decrease in effective tax rate for the six months ended June 30, 2017 as compared to the same period in 2016 was related to recognition, during both periods, of excess tax benefits of $259 thousand and $61 thousand, respectively, related to the stock based compensation vesting and option exercises, partially offset by the non-deductible merger costs related to the anticipated RBPI Acquisition incurred in the six months ended June 30, 2017.

BALANCE SHEET ANALYSIS

Total assets as of June 30, 2017 of $3.43 billion increased $16.7 million from $3.42 billion as of December 31, 2016. The following tables detail the changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at June 30, 2017 to December 31, 2016:

	June 30, 2017		December 31, 2016		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,197,936	44.9%	$1,110,898	43.8%	$87,038	7.8%
Home equity lines & loans	208,480	7.8%	207,999	8.2%	481	0.2%
Residential mortgage	416,488	15.6%	413,540	16.3%	2,948	.07%
Construction	156,581	5.9%	141,964	5.6%	14,617	10.3%
Commercial and industrial	599,203	22.5%	579,791	22.9%	19,412	3.3%
Consumer	28,485	1.1%	25,341	1.0%	3,144	12.4%
Leases	59,478	2.2%	55,892	2.2%	3,586	6.4%
Total portfolio loans and leases	2,666,651	100.0%	2,535,425	100.0%	131,226	5.2%
Loans held for sale	8,590		9,621		(1,031)	(10.7)%
Total loans and leases	$2,675,241		$2,545,046		$130,195	5.1%

Cash and Investment Securities

As of June 30, 2017, liquidity remained strong as the Corporation had $29.3 million of cash balances at the Federal Reserve and $1.5 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of June 30, 2017 totaled $443.7 million, as compared to $567.0 million as of December 31, 2016. The decrease was primarily related to the maturing, at the beginning of January 2017, of $200.0 million of short-term U.S. Treasury bills, partially offset by purchases made during the six months ended June 30, 2017 in a strategic effort to position the investment portfolio in anticipation of the RBPI Acquisition.

Deposits, Borrowings and Subordinated Debt

Deposits and borrowings as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$381,345	14.2%	$379,424	14.7%	$1,921	0.5%
Money market	729,859	27.2%	761,657	29.6%	(31,798)	(4.2)%
Savings	254,903	9.5%	232,193	9.0%	22,710	9.8%
Wholesale non-maturity deposits	54,675	2.0%	74,272	2.9%	(19,597)	(26.4)%
Wholesale time deposits	120,524	4.5%	73,037	2.8%	47,487	65.0%
Retail time deposits	321,982	12.0%	322,912	12.5%	(930)	(0.3)%
Interest-bearing deposits	1,863,288	69.4%	1,843,495	71.5%	19,793	1.1%
Non-interest-bearing deposits	818,475	30.6%	736,180	28.5%	82,295	11.2%
Total deposits	$2,681,763	100.0%	$2,579,675	100.0%	$102,088	4.0%

	June 30, 2017		December 31, 2016		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$130,295	40.2%	$204,151	48.2%	$(73,856)	(36.2)%
Long-term FHLB advances	164,681	50.7%	189,742	44.8%	(25,061)	(13.2)%
Subordinated notes	29,559	9.1%	29,532	7.0%	27	<0.1%
Borrowed funds	$324,535	100.0%	$423,425	100.0%	$(98,890)	(23.4)%

Capital

Consolidated shareholder’s equity of the Corporation was $395.0 million, or 11.5% of total assets as of June 30, 2017, as compared to $381.1 million, or 11.1% of total assets as of December 31, 2016. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	Actual		Minimum to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
June 30, 2017:
Total (Tier II) capital to risk weighted assets
Corporation	$323,668	11.79%	$274,551	10.00%
Bank	298,205	10.88%	274,145	10.00%
Tier I capital to risk weighted assets
Corporation	277,297	10.10%	219,640	8.00%
Bank	281,393	10.26%	219,316	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	277,297	10.10%	178,458	6.50%
Bank	281,393	10.26%	178,194	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	277,297	8.63%	160,707	5.00%
Bank	281,393	8.76%	160,528	5.00%
Tangible common equity to tangible assets(1)
Corporation	265,766	8.03%	—	—
Bank	272,520	8.24%	—	—

December 31, 2016:
Total (Tier II) capital to risk weighted assets
Corporation	$318,191	12.35%	$257,651	10.00%
Bank	287,897	11.19%	257,179	10.00%
Tier I capital to risk weighted assets
Corporation	270,845	10.51%	206,121	8.00%
Bank	270,083	10.50%	205,743	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	270,845	10.51%	167,474	6.50%
Bank	270,083	10.50%	167,166	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	270,845	8.73%	155,035	5.00%
Bank	270,083	8.73%	154,761	5.00%
Tangible common equity to tangible assets(1)
Corporation	255,959	7.76%	—	—
Bank	258,352	7.85%	—	—

                          (1) There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

The capital ratios for the Bank and the Corporation, as of June 30, 2017, as shown in the above tables, indicate levels well above the regulatory minimum to be considered “well capitalized.” At both the Bank and Corporation levels, the capital ratios to risk-weighted assets have all decreased from their December 31, 2016 levels largely as a result of the increase in risk-weighted assets, much of which was in the commercial mortgage, construction, and commercial and industrial segments of the loan portfolio, which are typically risk-weighted at 100%.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of June 30, 2017	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2016	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$1,005.4	81.4%	$886.0	72.9%	$119.4	13.5%
Federal Reserve Bank of Philadelphia	116.3	100.0%	117.3	100.0%	(1.0)	(0.9)%
Fed Funds Lines (six banks)	79.0	100.0%	79.0	100.0%	—	—%
Revolving line of credit with correspondent bank	5.0	100.0%	5.0	100.0%	—	—%
	$1,205.7	84.0%	$1,087.3	76.7%	$118.4	10.9%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Corporation’s Board of Directors.

The Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $32.2 million in balances as of June 30, 2017 under this program.

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

The Wealth Management Segment recorded a pre-tax segment profit (“PTSP”) of $3.7 million and $7.2 million for the three and six months ended June 30, 2017, respectively, as compared to PTSP of $3.4 million and $7.0 million, respectively, for the same periods in 2016. The Wealth Management Segment provided 25.7% of the Corporation’s pre-tax profit for both the three and six month periods ended June 30, 2017 as compared to 24.9% and 26.6% for the same respective periods in 2016. For the three month period ended June 30, 2017, both insurance revenues and fees for wealth management services increased from the same period in 2016. For the six month period ended June 30, 2017, as compared to the same period in 2016, fees for wealth management services increased, while insurance revenues decreased, largely related to the contingent commissions discussed in the noninterest income section above.

The Banking Segment recorded a PTSP of $10.7 million and $21.0 million for the three and six months ended June 30, 2017 as compared to PTSP of $10.3 million and $19.4 million for the same respective periods in 2016. The Banking Segment provided 74.3% of the Corporation’s pre-tax profit for both the three and six month periods ended June 30, 2017 as compared to 75.1% and 73.4% for the same respective periods in 2016.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2017 were $702.3 million, as compared to $675.4 million at December 31, 2016.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at June 30, 2017 amounted to $16.0 million, as compared to $12.7 million at December 31, 2016.

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

Contractual Cash Obligations of the Corporation as of June 30, 2017:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$2,239.3	$2,239.3	$—	$—	$—
Wholesale and retail time deposits	442.5	358.6	78.6	5.3	—
Short-term borrowings	130.3	130.3	—	—	—
Long-term FHLB advances	164.7	91.5	68.2	5.0	—
Operating leases	30.9	4.4	8.3	6.1	12.1
Purchase obligations	8.1	2.3	2.9	2.9	—
Total	$3,015.8	$2,826.4	$158.0	$19.3	12.1

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

•

diversion of management time on merger-related issues; the integration of the acquired business with the Corporation may take longer than anticipated or be more costly to complete and that the anticipated benefits, including any anticipated cost savings or strategic gains may be significantly harder to achieve or take longer than anticipated or may not be achieved; the need for capital, ability to control operating costs and expenses, and to manage loan and lease delinquency rates;

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

See the discussion of quantitative and qualitative disclosures about market risks in the Corporation’s 2016 Annual Report, as updated by the disclosure in “Management’s Discussion and Analysis of Results of Operations – Interest Rate Summary,” “– Summary of Interest Rate Simulation,” “Customer Derivatives” and “– Gap Analysis” in this quarterly report on Form 10-Q.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2017.

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

ITEM 1A. Risk Factors
None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the second quarter of 2017 (1) :

Period	Total Number of Shares Purchased(2) (3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2017 – April 30, 2017	2,008	$41.38	—	189,300
May 1, 2017 – May 31, 2017	1,533	$42.55	—	189,300
June 1, 2017 – June 30, 2017	—	$—	—	189,300

Total	3,541	$41.88	—	189,300

(1)

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. All share repurchases under the 2015 Program were accomplished in open market transactions. As of June 30, 2017, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300.

(2)	On April 4, 2017 and April 28, 2017, 491 shares and 1,168 share, respectively, were purchased by the Corporation’s deferred compensation plans through open market transactions.

(3)

Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation or Bank as follows: 349 shares on April 18, 2017; 1,533 shares on May 15, 2017

ITEM 3. Defaults Upon Senior Securities

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

Bryn Mawr Bank Corporation

Date: August 4, 2017	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Michael W. Harrington
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