Form 10-Q
period 2017-09-30
BRYN MAWR BANK CORP
filed 2017-11-03
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended September 30, 2017

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

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

Large accelerated filer  ☐     Accelerated filer  ☒

Non-accelerated filer  ☐      Smaller reporting company  ☐     Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at November 1, 2017
Common Stock, par value $1	17,063,041

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	(unaudited)
	September 30,	December 31,
(dollars in thousands)	2017	2016
Assets
Cash and due from banks	$8,682	$16,559
Interest bearing deposits with banks	36,870	34,206
Cash and cash equivalents	45,552	50,765
Investment securities available for sale, at fair value (amortized cost of $472,158 and $568,890 as of September 30, 2017 and December 31, 2016 respectively)	471,721	566,996
Investment securities held to maturity, at amortized cost (fair value of $6,218 and $2,818 as of September 30, 2017 and December 31, 2016, respectively)	6,255	2,879
Investment securities, trading	4,423	3,888
Loans held for sale	6,327	9,621
Portfolio loans and leases, originated	2,433,054	2,240,987
Portfolio loans and leases, acquired	244,291	294,438
Total portfolio loans and leases	2,677,345	2,535,425
Less: Allowance for originated loan and lease losses	(16,957)	(17,458)
Less: Allowance for acquired loan and lease losses	(47)	(28)
Total allowance for loans and lease losses	(17,004)	(17,486)
Net portfolio loans and leases	2,660,341	2,517,939
Premises and equipment, net	44,544	41,778
Accrued interest receivable	9,287	8,533
Mortgage servicing rights	5,732	5,582
Bank owned life insurance	39,881	39,279
Federal Home Loan Bank stock	16,248	17,305
Goodwill	107,127	104,765
Intangible assets	21,407	20,405
Other investments	8,941	8,627
Other assets	29,035	23,168
Total assets	$3,476,821	$3,421,530
Liabilities
Deposits:
Non-interest-bearing	$760,614	$736,180
Interest-bearing	1,923,567	1,843,495
Total deposits	2,684,181	2,579,675

Short-term borrowings	180,874	204,151
Long-term FHLB advances	134,651	189,742
Subordinated notes	29,573	29,532
Accrued interest payable	2,267	2,734
Other liabilities	43,383	34,569
Total liabilities	3,074,929	3,040,403
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 21,247,795 and 21,110,968 shares as of September 30, 2017 and December 31, 2016, respectively, and outstanding of 17,050,151 and 16,939,715 as of September 30, 2017 and December 31, 2016, respectively	21,248	21,111
Paid-in capital in excess of par value	235,412	232,806
Less: Common stock in treasury at cost - 4,197,644 and 4,171,253 shares as of September 30, 2017 and December 31, 2016, respectively	(68,134)	(66,950)
Accumulated other comprehensive loss, net of tax	(1,400)	(2,409)
Retained earnings	214,766	196,569
Total shareholders' equity	401,892	381,127
Total liabilities and shareholders' equity	$3,476,821	$3,421,530

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$30,892	$27,931	$88,517	$82,306
Interest on cash and cash equivalents	36	27	137	115
Interest on investment securities:
Taxable	2,177	1,373	5,706	4,108
Non-taxable	91	125	302	379
Dividends	2	58	99	161
Total interest income	33,198	29,514	94,761	87,069
Interest expense:
Interest on deposits	2,198	1,575	6,009	4,053
Interest on short-term borrowings	547	34	811	71
Interest on FHLB advances and other borrowings	645	818	2,025	2,593
Interest on subordinated notes	370	370	1,110	1,106
Total interest expense	3,760	2,797	9,955	7,823
Net interest income	29,438	26,717	84,806	79,246
Provision for loan and lease losses	1,333	1,412	1,541	3,267
Net interest income after provision for loan and lease losses	28,105	25,305	83,265	75,979
Non-interest income:
Fees for wealth management services	9,651	9,100	28,761	27,363
Insurance commissions	1,373	886	3,079	3,007
Capital markets revenue	843	-	1,796	-
Service charges on deposits	676	688	1,953	2,103
Loan servicing and other fees	548	497	1,570	1,528
Net gain on sale of loans	799	879	1,948	2,440
Net gain (loss) on sale of investment securities available for sale	72	(28)	73	(86)
Net loss on sale of other real estate owned ("OREO")	-	-	(12)	(76)
Dividends on FHLB and FRB stock	217	277	649	754
Other operating income	1,405	1,487	3,779	3,686
Total non-interest income	15,584	13,786	43,596	40,719
Non-interest expenses:
Salaries and wages	13,602	11,621	39,632	35,556
Employee benefits	2,631	2,420	7,665	7,341
Occupancy and bank premises	2,485	2,349	7,258	7,204
Furniture, fixtures, and equipment	1,726	1,837	5,569	5,651
Advertising	277	334	1,068	990
Amortization of intangible assets	677	888	2,057	2,668
Impairment of mortgage servicing rights	3	29	49	711
Due diligence, merger-related and merger integration expenses	850	-	2,597	-
Professional fees	739	937	2,499	2,696
Pennsylvania bank shares tax	317	675	1,278	1,953
Information technology	880	881	2,575	2,804
Other operating expenses	3,997	3,400	11,092	9,012
Total non-interest expenses	28,184	25,371	83,339	76,586
Income before income taxes	15,505	13,720	43,522	40,112
Income tax expense	4,766	4,346	14,306	13,484
Net income	$10,739	$9,374	$29,216	$26,628

Basic earnings per common share	$0.63	$0.56	$1.72	$1.58
Diluted earnings per common share	$0.62	$0.55	$1.69	$1.57
Dividends declared per share	$0.22	$0.21	$0.64	$0.61

Weighted-average basic shares outstanding	17,023,046	16,860,727	16,987,499	16,840,457
Dilutive shares	230,936	211,631	254,728	153,998
Adjusted weighted-average diluted shares	17,253,982	17,072,358	17,242,227	16,994,455

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$10,739	$9,374	$29,216	$26,628

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains arising during the period, net of tax expense of $105, $(212),$535, and $1,336, respectively	196	(394)	995	2,459
Less: reclassification adjustment for net losses (gains) on sales realized in net income, net of tax (benefit) expense of $25, $(10), $25,and $(30), respectively	(47)	18	(48)	56
Unrealized investment gains, net of tax expense of $80, $(202), $510 and $1,366, respectively	149	(376)	947	2,515
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense (benefit) of $9, $9, $34 and $13, respectively	15	16	62	25
Total other comprehensive income	164	(360)	1,009	2,540

Total comprehensive income	$10,903	$9,014	$30,225	$29,168

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net Income	$29,216	$26,628
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,541	3,267
Depreciation of fixed assets	4,181	4,234
Net amortization of investment premiums and discounts	2,189	2,415
Net (gain) loss on sale of investment securities available for sale	(73)	86
Net gain on sale of loans	(1,948)	(2,440)
Stock based compensation cost	1,476	1,233
Amortization and net impairment of mortgage servicing rights	619	1,236
Net accretion of fair value adjustments	(2,038)	(2,966)
Amortization of intangible assets	2,057	2,668
Impairment of other real estate owned ("OREO") and other repossessed assets	200	-
Net loss on sale of OREO	12	76
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(602)	(684)
Other, net	2,130	(460)
Loans originated for resale	(91,214)	(114,087)
Proceeds from loans sold	95,599	113,121
Provision for deferred income taxes	325	790
Change in income taxes payable/receivable	(2,576)	412
Change in accrued interest receivable	(754)	(197)
Change in accrued interest payable	(467)	3
Net cash provided by operating activities	39,873	35,335

Investing activities:
Purchases of investment securities available for sale	(200,292)	(120,839)
Purchases of investment securities held to maturity	(3,466)	(2,928)
Proceeds from maturity and paydowns of investment securities available for sale	259,765	45,666
Proceeds from maturity and paydowns of investment securities held to maturity	71	22
Proceeds from sale of investment securities available for sale	12,982	202
Net change in FHLB stock	1,057	(243)
Proceeds from calls of investment securities	22,180	58,406
Net change in other investments	(314)	339
Purchase of domain name	(151)	-
Net portfolio loan and lease originations	(142,416)	(223,438)
Purchases of premises and equipment	(5,251)	(1,559)
Acquisitions, net of cash acquired	(4,792)	-
Capitalize costs to OREO	(50)	-
Proceeds from sale of OREO	375	1,806
Net cash used in investing activities	(60,302)	(242,566)

Financing activities:
Change in deposits	104,558	225,352
Change in short-term borrowings	(23,277)	(44,091)
Dividends paid	(11,043)	(10,400)
Change in long-term FHLB advances and other borrowings	(55,000)	(50,000)
Payment of contingent consideration for business combinations	(100)	(85)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(1,112)	(726)
Net purchase of treasury stock for deferred compensation plans	(98)	(97)
Net purchase of treasury stock through publicly announced plans	-	(7,971)
Proceeds from exercise of stock options	1,288	1,205
Net cash provided by financing activities	15,216	113,187

Change in cash and cash equivalents	(5,213)	(94,044)
Cash and cash equivalents at beginning of period	50,765	143,067
Cash and cash equivalents at end of period	$45,552	$49,023

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$16,537	$12,372
Interest	$10,422	$7,823

Non-cash information:
Change in other comprehensive loss	$1,009	$2,540
Change in deferred tax due to change in comprehensive income	$544	$1,379
Transfer of loans to other real estate owned and repossessed assets	$309	$296
Acquisition of noncash assets and liabilities:
Assets acquired	$7,284	$-
Liabilities assumed	$2,492	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except per share information)
	For the Nine Months Ended September 30, 2017
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity

Balance December 31, 2016	21,110,968	$21,111	$232,806	$(66,950)	$(2,409)	$196,569	$381,127
Net income	-	-	-	-	-	29,216	29,216
Dividends declared, $0.64 per share	-	-	-	-	-	(11,019)	(11,019)
Other comprehensive income, net of tax expense of $544	-	-	-	-	1,009	-	1,009
Stock based compensation	-	-	1,476	-	-	-	1,476
Form S-4 stock issuance costs	-	-	(108)	-	-		(108)
Retirement of treasury stock	(2,628)	(3)	(23)	26	-	-	-
Net purchase of treasury stock from stock awards for statutory tax withholdings	-	-	-	(1,112)	-	-	(1,112)
Net purchase of treasury stock for deferred compensation trusts	-	-	-	(98)	-	-	(98)
Common stock issued through share-based awards and options exercises	139,455	140	1,261	-	-	-	1,401
Balance September 30, 2017	21,247,795	$21,248	$235,412	$(68,134)	$(1,400)	$214,766	$401,892

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share includes the potential dilution computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock, as well as the effect of restricted and performance shares becoming unrestricted common stock. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except per share data)	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$10,739	$9,374	$29,216	$26,628
Denominator for basic earnings per share – weighted average shares outstanding	17,023,046	16,860,727	16,987,499	16,840,457
Effect of dilutive common shares	230,936	211,631	254,728	153,998
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	17,253,982	17,072,358	17,242,227	16,994,455
Basic earnings per share	$0.63	$0.56	$1.72	$1.58
Diluted earnings per share	$0.62	$0.55	$1.69	$1.57
Antidilutive shares excluded from computation of average dilutive earnings per share	21,621	—	47,268	—

Note 3 - Business Combinations

Harry R. Hirshorn & Company, Inc., d/b/a Hirshorn Boothby (“Hirshorn”)

The acquisition of Hirshorn, an insurance agency headquartered in the Chestnut Hill section of Philadelphia, was completed on May 24, 2017. Immediately after the acquisition, Hirshorn was merged into the Bank’s existing insurance subsidiary, Powers Craft Parker and Beard, Inc. The consideration paid by the Bank was $7.5 million, of which $5.8 million was paid at closing, with three contingent cash payments, not to exceed $575 thousand each, to be payable on each of May 24, 2018, May 24, 2019, and May 24, 2020, subject to the attainment of certain targets during the related periods. The acquisition enhanced the Bank’s ability to offer comprehensive insurance solutions to both individual and business clients and continues the strategy of selectively establishing specialty offices in targeted areas.

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

Pending Business Combination – Royal Bancshares of Pennsylvania, Inc.

On January 30, 2017, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Royal Bancshares of Pennsylvania, Inc. (“RBPI”), parent company of Royal Bank America (“RBA”), in a transaction with an aggregate value of $127.7 million (the “RBPI Acquisition”). In connection with the Acquisition, RBPI will merge with and into the Corporation and RBA will merge with and into the Bank. The RBPI Acquisition, which is expected to add approximately $602 million in loans and $630 million in deposits (based on December 31, 2016 financial information), strengthens the Corporation’s position as the largest community bank in Philadelphia’s western suburbs and, based on deposits, ranks it as the eighth largest community bank headquartered in Pennsylvania. The RBPI Acquisition, which will expand the Corporation's distribution network by providing entry into the new markets of New Jersey and Berks County, Pennsylvania, and an expanded physical presence in Philadelphia County, Pennsylvania, is expected to close during the fourth quarter of 2017, subject to customary regulatory approvals and closing conditions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Salaries and wages	$28	$—	$428	$—
Employee benefits	5	—	10	—
Advertising	89	—	108	—
Professional fees	662	—	1,600	—
Information technology	41	—	300	—
Other	25	—	151	—
Total due diligence and merger-related expenses	$850	$—	$2,597	$—

Note 4 - Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

As of September 30, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$—	$—	$100
Obligations of the U.S. government and agencies	143,632	175	(1,095)	142,712
Obligations of state and political subdivisions	24,055	48	(24)	24,079
Mortgage-backed securities	259,812	1,491	(622)	260,681
Collateralized mortgage obligations	40,235	56	(696)	39,595
Other investments	4,324	246	(16)	4,554
Total	$472,158	$2,016	$(2,453)	$471,721

As of December 31, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,094	$3	$—	$200,097
Obligations of the U.S. government and agencies	83,111	167	(1,080)	82,198
Obligations of state and political subdivisions	33,625	26	(121)	33,530
Mortgage-backed securities	185,997	1,260	(1,306)	185,951
Collateralized mortgage obligations	49,488	108	(902)	48,694
Other investments	16,575	105	(154)	16,526
Total	$568,890	$1,669	$(3,563)	$566,996

The following tables detail the amount of investment securities available for sale that were in an unrealized loss position as of the dates indicated:

As of September 30, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$91,172	$(726)	$15,631	$(369)	$106,803	$(1,095)
Obligations of state and political subdivisions	4,207	(15)	2,859	(9)	7,066	(24)
Mortgage-backed securities	104,579	(447)	11,444	(175)	116,023	(622)
Collateralized mortgage obligations	9,916	(100)	21,899	(596)	31,815	(696)
Other investments	1,480	(16)	—	—	1,480	(16)
Total	$211,354	$(1,304)	$51,833	$(1,149)	$263,187	$(2,453)

As of December 31, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$62,211	$(1,080)	$—	$—	$62,211	$(1,080)
Obligations of state and political subdivisions	24,482	(121)	—	—	24,482	(121)
Mortgage-backed securities	101,433	(1,306)	—	—	101,433	(1,306)
Collateralized mortgage obligations	35,959	(902)	—	—	35,959	(902)
Other investments	2,203	(93)	11,895	(61)	14,098	(154)
Total	$226,288	$(3,502)	$11,895	$(61)	$238,183	$(3,563)

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

As of September 30, 2017 and December 31, 2016, securities having fair values of $105.9 million and $119.4 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of investment securities available for sale as of September 30, 2017 and December 31, 2016, by contractual maturity, are detailed below:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities[1]:
Due in one year or less	$11,870	$11,873	$213,876	$213,885
Due after one year through five years	98,400	97,785	40,335	40,270
Due after five years through ten years	42,700	42,342	45,840	44,914
Due after ten years	15,917	15,990	18,079	18,055
Subtotal	168,887	167,990	318,130	317,124
Mortgage-related securities[1]	300,047	300,276	235,485	234,644
Mutual funds with no stated maturity	3,224	3,455	15,275	15,228
Total	$472,158	$471,721	$568,890	$566,996

[1]	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of September 30, 2017 and December 31, 2016 are detailed below:

As of September 30, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$6,255	$10	$(47)	$6,218
Total	$6,255	$10	$(47)	$6,218

As of December 31, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$2,879	$—	$(61)	$2,818
Total	$2,879	$—	$(61)	$2,818

The following tables detail the amount of held to maturity securities that were in an unrealized loss position as of September 30, 2017 and December 31, 2016:

As of September 30, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,194	$(5)	$2,783	$(42)	$4,977	$(47)
Total	$2,194	$(5)	$2,783	$(42)	$4,977	$(47)

As of December 31, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,818	$(61)	$—	$—	$2,818	$(61)
Total	$2,818	$(61)	$—	$—	$2,818	$(61)

The amortized cost and fair value of investment securities held to maturity as of September 30, 2017 and December 31, 2016, by contractual maturity, are detailed below:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-related securities[1]	$6,255	$6,218	$2,879	$2,818
Total	$6,255	$6,218	$2,879	$2,818

[1]	Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2017 and December 31, 2016, the Corporation’s investment securities held in trading accounts totaled $4.4 million and $3.9 million, respectively, and consisted solely of deferred compensation trust accounts which were invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through earnings.

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

A. The table below details all portfolio loans and leases as of the dates indicated:

	September 30, 2017	December 31, 2016
Loans held for sale	$6,327	$9,621
Real estate loans:
Commercial mortgage	$1,224,571	$1,110,898
Home equity lines and loans	206,974	207,999
Residential mortgage	422,524	413,540
Construction	133,505	141,964
Total real estate loans	1,987,574	1,874,401
Commercial and industrial	597,595	579,791
Consumer	31,306	25,341
Leases	60,870	55,892
Total portfolio loans and leases	2,677,345	2,535,425
Total loans and leases	$2,683,672	$2,545,046
Loans with fixed rates	$1,141,433	$1,130,172
Loans with adjustable or floating rates	1,542,239	1,414,874
Total loans and leases	$2,683,672	$2,545,046
Net deferred loan origination fees included in the above loan table	$(718)	$(735)

    The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

	September 30, 2017	December 31, 2016
Loans held for sale	$6,327	$9,621
Real estate loans:
Commercial mortgage	$1,089,369	$946,879
Home equity lines and loans	182,301	178,450
Residential mortgage	362,237	342,268
Construction	133,505	141,964
Total real estate loans	1,767,412	1,609,561
Commercial and industrial	573,607	550,334
Consumer	31,165	25,200
Leases	60,870	55,892
Total portfolio loans and leases	2,433,054	2,240,987
Total loans and leases	$2,439,381	$2,250,608
Loans with fixed rates	$1,026,646	$992,917
Loans with adjustable or floating rates	1,412,735	1,257,691
Total originated loans and leases	$2,439,381	$2,250,608
Net deferred loan origination fees included in the above loan table	$(718)	$(735)

The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

	September 30, 2017	December 31, 2016
Real estate loans:
Commercial mortgage	$135,202	$164,019
Home equity lines and loans	24,673	29,549
Residential mortgage	60,287	71,272
Total real estate loans	220,162	264,840
Commercial and industrial	23,988	29,457
Consumer	141	141
Total portfolio loans and leases	244,291	294,438
Total acquired loans and leases	$244,291	$294,438
Loans with fixed rates	$114,787	$137,255
Loans with adjustable or floating rates	129,504	157,183
Total acquired loans and leases	$244,291	$294,438

B. Components of the net investment in leases are detailed as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Minimum lease payments receivable	$67,561	$62,379
Unearned lease income	(8,946)	(8,608)
Initial direct costs and deferred fees	2,255	2,121
Total	$60,870	$55,892

C. Non-Performing Loans and Leases(1)

The following table details all non-performing portfolio loans and leases as of the dates indicated:

(dollars in thousands)	September 30, 2017	December 31, 2016
Non-accrual loans and leases:
Commercial mortgage	$193	$320
Home equity lines and loans	613	2,289
Residential mortgage	1,589	2,658
Commercial and industrial	1,977	2,957
Consumer	—	2
Leases	100	137
Total	$4,472	$8,363

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $270 thousand and $344 thousand of purchased credit-impaired loans as of September 30, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition.

The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	September 30, 2017	December 31, 2016
Non-accrual originated loans and leases:
Commercial mortgage	$144	$265
Home equity lines and loans	270	2,169
Residential mortgage	458	1,654
Commercial and industrial	1,131	941
Consumer	—	2
Leases	100	137
Total	$2,103	$5,168

The following table details non-performing acquired portfolio loans(1) as of the dates indicated:

(dollars in thousands)	September 30, 2017	December 31, 2016
Non-accrual acquired loans and leases:
Commercial mortgage	$49	$55
Home equity lines and loans	343	120
Residential mortgage	1,131	1,004
Commercial and industrial	846	2,016
Total	$2,369	$3,195

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $270 thousand and $344 thousand of purchased credit-impaired loans as of September 30, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Outstanding principal balance	$15,149	$18,091
Carrying amount(1)	$10,380	$12,432

(1)

Includes $274 thousand and $368 thousand of purchased credit-impaired loans as of September 30, 2017 and December 31, 2016, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $270 thousand and $344 thousand of purchased credit-impaired loans as of September 30, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the nine months ended September 30, 2017:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2016	$3,233
Accretion	(1,553)
Reclassifications from nonaccretable difference	—
Additions/adjustments	666
Disposals	—
Balance, September 30, 2017	$2,346

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of September 30, 2017
Commercial mortgage	$525	$—	$—	$525	$1,223,853	$1,224,378	$193	$1,224,571
Home equity lines and loans	—	—	—	—	206,361	206,361	613	206,974
Residential mortgage	1,608	1,857	—	3,465	417,470	420,935	1,589	422,524
Construction	—	116	—	116	133,389	133,505	—	133.505
Commercial and industrial	—	—	—	—	595,618	595,618	1,977	597,595
Consumer	22	—	—	22	31,284	31,306	—	31,306
Leases	296	133	—	429	60,341	60,770	100	60,870
Total	$2,451	$2,106	$—	$4,557	$2,668,316	$2,672,873	$4,472	$2,677,345

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2016
Commercial mortgage	$666	$722	$—	$1,388	$1,109,190	$1,110,578	$320	$1,110,898
Home equity lines and loans	11	—	—	11	205,699	205,710	2,289	207,999
Residential mortgage	823	490	—	1,313	409,569	410,882	2,658	413,540
Construction	—	—	—	—	141,964	141,964	—	141,964
Commercial and industrial	36	—	—	36	576,798	576,834	2,957	579,791
Consumer	10	5	—	15	25,324	25,339	2	25,341
Leases	177	86	—	263	55,492	55,755	137	55,892
Total	$1,723	$1,303	$—	$3,026	$2,524,036	$2,527,062	$8,363	$2,535,425

*Included as “current” are $4.2 million and $15.3 million of loans and leases as of September 30, 2017 and December 31, 2016, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of September 30, 2017
Commercial mortgage	$398	$—	$—	$398	$1,088,827	$1,089,225	$144	$1,089,369
Home equity lines and loans	—	—	—	—	182,031	182,031	270	182,301
Residential mortgage	1,511	—	—	1,511	360,268	361,779	458	362,237
Construction	—	116	—	116	133,389	133,505	—	133,505
Commercial and industrial	—	—	—	—	572,476	572,476	1,131	573,607
Consumer	22	—	—	22	31,143	31,165	—	31,165
Leases	296	133	—	429	60,341	60,770	100	60,870
Total	$2,227	$249	$—	$2,476	$2,428,475	$2,430,951	$2,103	$2,433,054

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2016
Commercial mortgage	$—	$722	$—	$722	$945,892	$946,614	$265	$946,879
Home equity lines and loans	11	—	—	11	176,270	176,281	2,169	178,450
Residential mortgage	773	64	—	837	339,778	340,615	1,653	342,268
Construction	—	—	—	—	141,964	141,964	—	141,964
Commercial and industrial	—	—	—	—	549,393	549,393	941	550,334
Consumer	10	5	—	15	25,183	25,198	2	25,200
Leases	177	86	—	263	55,492	55,755	137	55,892
Total	$971	$877	$—	$1,848	$2,233,972	$2,235,820	$5,167	$2,240,987

*Included as “current” are $4.2 million and $13.5 million of loans and leases as of September 30, 2017 and December 31, 2016, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of September 30, 2017
Commercial mortgage	$127	$—	$—	$127	$135,026	$135,153	$49	$135,202
Home equity lines and loans	—	—	—	—	24,330	24,330	343	24,673
Residential mortgage	97	1,857	—	1,954	57,202	59,156	1,131	60,287
Commercial and industrial	—	—	—	—	23,142	23,142	846	23,988
Consumer	—	—	—	—	141	141	—	141
Total	$224	$1,857	$—	$2,081	$239,841	$241,922	$2,369	$244,291

	Accruing Loans and Leases
(dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
As of December 31, 2016
Commercial mortgage	$666	$—	$—	$666	$163,298	$163,964	$55	$164,019
Home equity lines and loans	—	—	—	—	29,429	29,429	120	29,549
Residential mortgage	50	426	—	476	69,791	70,267	1,005	71,272
Commercial and industrial	36	—	—	36	27,405	27,441	2,016	29,457
Consumer	—	—	—	—	141	141	—	141
Total	$752	$426	$—	$1,178	$290,064	$291,242	$3,196	$294,438

*Included as “current” is $1.8 million of loans and leases as of December 31, 2016 which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three and nine months ended September 30, 2017:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2017	$6,608	$1,214	$1,776	$1,111	$4,813	$177	$700	$—	$16,399
Charge-offs	—	(69)	(88)	—	(301)	(37)	(411)	—	(906)
Recoveries	3	—	85	1	2	1	86	—	178
Provision for loan and lease losses	721	(53)	48	(182)	366	69	364	—	1,333
Balance, September 30, 2017	$7,332	$1,092	$1,821	$930	$4,880	$210	$739	$—	$17,004

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2016	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486
Charge-offs	—	(676)	(158)	—	(560)	(96)	(924)		(2,414)
Recoveries	9	—	85	3	18	5	271		391
Provision for loan and lease losses	1,096	513	(23)	(1,306)	280	148	833		1,541
Balance, September 30, 2017	$7,332	$1,092	$1,821	$930	$4,880	$210	$739	$—	$17,004

The following table details the roll-forward of the Allowance for the three and nine months ended September 30, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2016	$6,021	$1,185	$1,949	$2,144	$5,045	$127	$565	$—	$17,036
Charge-offs	—	(402)	(4)	—	(112)	(64)	(240)	—	(822)
Recoveries	4	27	2	—	16	7	62	—	118
Provision for loan and lease losses	224	402	44	(28)	500	74	176	—	1,412
Balance, September 30, 2016	$6,269	$1,212	$1,991	$2,116	$5,449	$144	$563	$—	$17,744

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2015	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857
Charge-offs	(110)	(488)	(275)	—	(144)	(131)	(650)	—	(1,798)
Recoveries	10	31	46	63	67	23	178	—	418
Provision for loan and lease losses	1,170	362	480	729	(83)	110	517	(18)	3,267
Balance September 30, 2016	$6,269	$1,212	$1,991	$2,116	$5,449	$144	$563	$—	$17,744

The following table details the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of September 30, 2017
Allowance on loans and leases:
Individually evaluated for impairment	$—	$3	$116	$—	$—	$4	$—	$—	$123
Collectively evaluated for impairment	7,332	1,089	1,705	930	4,880	206	739	—	16,881
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$7,332	$1,092	$1,821	$930	$4,880	$210	$739	$—	$17,004
As of December 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$73	$—	$5	$8	$—	$—	$86
Collectively evaluated for impairment	6,227	1,255	1,844	2,233	5,137	145	559	—	17,400
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of September 30, 2017
Carrying value of loans and leases:
Individually evaluated for impairment	$1,449	$654	$6,459	$—	$1,940	$27	$—	$10,529
Collectively evaluated for impairment	1,214,225	206,232	416,065	133,505	594,260	31,279	60,870	2,656,436
Purchased credit-impaired(1)	8,897	88	—	—	1,395	—	—	10,380
Total	$1,224,571	$206,974	$422,524	$133,505	$597,595	$31,306	$60,870	$2,677,345
As of December 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$1,576	$2,354	$7,266	$—	$2,946	$31	$—	$14,173
Collectively evaluated for impairment	1,098,788	205,540	406,271	141,964	575,055	25,310	55,892	2,508,820
Purchased credit-impaired(1)	10,534	105	3	—	1,790	—	—	12,432
Total	$1,110,898	$207,999	$413,540	$141,964	$579,791	$25,341	$55,892	$2,535,425

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of September 30, 2017
Allowance on loans and leases:
Individually evaluated for impairment	$—	$3	$69	$—	$—	$4	$—	$—	$76
Collectively evaluated for impairment	7,332	1,089	1,705	930	4,880	206	739	—	16,881
Total	$7,332	$1,092	$1,774	$930	$4,880	$210	$739	$—	$16,957
As of December 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$45	$—	$5	$8	$—	$—	$58
Collectively evaluated for impairment	6,227	1,255	1,844	2,233	5,137	145	559	—	17,400
Total	$6,227	$1,255	$1,889	$2,233	$5,142	$153	$559	$—	$17,458

The following table details the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of September 30, 2017
Carrying value of loans and leases:
Individually evaluated for impairment	$1,400	$388	$3,153	$—	$1,287	$27	$—	$6,255
Collectively evaluated for impairment	1,087,969	181,913	359,084	133,505	572,319	31,139	60,870	2,426,799
Total	$1,089,369	$182,301	$362,237	$133,505	$573,606	$31,166	$60,870	$2,433,054
As of December 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$1,521	$2,319	$4,111	$—	$1,190	$31	$—	$9,172
Collectively evaluated for impairment	945,358	176,131	338,157	141,964	549,144	25,169	55,892	2,231,815
Total	$946,879	$178,450	$342,268	$141,964	$550,334	$25,200	$55,892	$2,240,987

The following table details the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
As of September 30, 2017
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$47	$—	$—	$—	$—	$—	$47
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$47	$—	$—	$—	$—	$—	$47
As of December 31, 2016
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$28	$—	$—	$—	$—	$—	$28
Collectively evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$—	$—	$28	$—	$—	$—	$—	$—	$28

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following table details the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
As of September 30, 2017
Carrying value of loans and leases:
Individually evaluated for impairment	$49	$266	$3,306	$—	$653	$—	$—	$4,274
Collectively evaluated for impairment	126,256	24,319	56,981	—	21,941	140	—	229,637
Purchased credit-impaired(1)	8,897	88	—	—	1,395	—	—	10,380
Total	$135,202	$24,673	$60,287	$—	$23,989	$140	$—	$244,291
As of December 31, 2016
Carrying value of loans and leases:
Individually evaluated for impairment	$55	$35	$3,155	$—	$1,756	$—	$—	$5,001
Collectively evaluated for impairment	153,430	29,409	68,114	—	25,911	141	—	277,005
Purchased credit-impaired(1)	10,534	105	3	—	1,790	—	—	12,432
Total	$164,019	$29,549	$71,272	$—	$29,457	$141	$—	$294,438

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Pass	$1,215,039	$1,099,557	$130,398	$140,370	$591,495	$570,342	$1,936,932	$1,810,269
Special Mention	—	1,892	—	—	1,332	2,315	1,332	4,207
Substandard	9,532	9,449	3,107	1,594	4,249	5,512	16,888	16,555
Doubtful	—	—	—	—	519	1,622	519	1,622
Total	$1,224,571	$1,110,898	$133,505	$141,964	$597,595	$579,791	$1,955,671	$1,832,653

Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Performing	$420,935	$410,882	$206,361	$205,710	$31,606	$25,339	$60,770	$55,755	$719,372	$697,686
Non-performing	1,589	2,658	613	2,289	—	2	100	137	2,302	5,086
Total	$422,524	$413,540	$206,974	$207,999	$31,606	$25,341	$60,870	$55,892	$721,674	$702,772

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Pass	$1,081,187	$936,737	$130,398	$140,370	$570,427	$544,876	$1,782,012	$1,621,983
Special Mention	—	1,892	—	—	1,332	2,279	1,332	4,171
Substandard	8,182	8,250	3,107	1,594	1,494	3,054	12,783	12,898
Doubtful	—	—	—	—	354	125	354	125
Total	$1,089,369	$946,879	$133,505	$141,964	$573,607	$550,334	$1,796,481	$1,639,177

Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Performing	$361,779	$340,615	$182,031	$176,281	$31,165	$25,198	$60,770	$55,755	$635,745	$597,849
Non-performing	458	1,653	270	2,169	—	2	100	137	828	3,961
Total	$362,237	$342,268	$182,301	$178,450	$31,165	$25,200	$60,870	$55,892	$636,573	$601,810

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade
(dollars in thousands)	Commercial Mortgage		Construction		Commercial and Industrial		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Pass	$133,852	$162,820	$—	$—	$21,068	$25,466	$154,920	$188,286
Special Mention	—	—	—	—	—	36	—	36
Substandard	1,350	1,199	—	—	2,755	2,458	4,105	3,657
Doubtful	—	—	—	—	165	1,497	165	1,497
Total	$135,202	$164,019	$—	$—	$23,988	$29,457	$159,190	$193,476

	Credit Risk Profile by Payment Activity
(dollars in thousands)	Residential Mortgage		Home Equity Lines and Loans		Consumer		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Performing	$59,156	$70,267	$24,330	$29,429	$141	$141	$83,627	$99,837
Non-performing	1,131	1,005	343	120	—	—	1,474	1,125
Total	$60,287	$71,272	$24,673	$29,549	$141	$141	$85,101	$100,962

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	September 30, 2017	December 31, 2016
TDRs included in nonperforming loans and leases	$2,033	$2,632
TDRs in compliance with modified terms	6,597	6,395
Total TDRs	$8,630	$9,027

The following table presents information regarding loan and lease modifications categorized as TDRs for the three months ended September 30, 2017:

	For the Three Months Ended September 30, 2017
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential mortgage	2	$240	$240
Leases	2	28	28
Total	4	$268	$268

The following table presents information regarding the types of loan and lease modifications made for the three months ended September 30, 2017:

	Number of Contracts for the Three Months Ended September 30, 2017
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest- Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest	Forgiveness of Principal
Residential mortgage	—	1	1	—	—	—	—
Leases	—	—	—	—	2	—	—
Total	—	1	1	—	2	—	—

The following table presents information regarding loan and lease modifications categorized as TDRs for the nine months ended September 30, 2017:

	For the Nine Months Ended September 30, 2017
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Home equity loans and lines	1	$8	$8
Residential mortgage	3	442	442
Leases	4	87	87
Total	8	$537	$537

The following table presents information regarding the types of loan and lease modifications made for the nine months ended September 30, 2017:

	Number of Contracts for the Nine Months Ended September 30, 2017
	Interest Rate Change	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest- Only Period	Contractual Payment Reduction (Leases only)	Forgiveness of Interest	Forgiveness of Principal
Home equity loans and lines	1	—	—	—	—	—	—
Residential mortgage	1	1	1	—	—	—	—
Leases	—	—	—	—	4	—	—
Total	2	1	1	—	4	—	—

During the three and nine months ended September 30, 2017, one commercial and industrial loan with a principal balance of $63 thousand which had been previously modified to a troubled debt restructurings defaulted and was charged off.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized as of the dates or for the periods indicated:

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended September 30, 2017
Impaired loans with related Allowance:
Home equity lines and loans	$21	$21	$3	$21	$—	$—
Residential mortgage	1,770	1,770	116	1,776	23	—
Consumer	27	27	4	28	—	—
Total	$1,818	$1,818	$123	$1,825	$23	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$1,449	$1,485	$—	$1,451	$15	$—
Home equity lines and loans	633	694	—	655	1	—
Residential mortgage	4,688	5,015	—	4,243	43	—
Commercial and industrial	1,940	2,796	—	2,605	2	—
Total	$8,710	$9,990	$—	$8,954	$61	$—

Grand total	$10,528	$11,808	$123	$10,779	$84	$—

(1)	The table above does not include the recorded investment of $270 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the nine months ended September 30, 2017
Impaired loans with related Allowance:
Home equity lines and loans	$21	$21	$3	$21	$1	$—
Residential mortgage	1,770	1,770	116	1,797	67	—
Consumer	27	27	4	28	1	—
Total	$1,818	$1,818	$123	$1,846	$69	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$1,449	$1,485	$—	$1,475	$45	$—
Home equity lines and loans	633	694	—	669	5	—
Residential mortgage	4,688	5,015	—	4,288	118	—
Commercial and industrial	1,940	2,796	—	2,746	34	—
Total	$8,710	$9,990	$—	$9,178	$202	$—

Grand total	$10,528	$11,808	$123	$11,024	$271	$—

(1)	The table above does not include the recorded investment of $270 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the three months ended September 30, 2016
Impaired loans with related Allowance:
Residential mortgage	$624	$624	$74	$638	$7	$—
Commercial and industrial	1,832	1,832	519	1,901	1	—
Consumer	30	30	6	31	—	—
Total	$2,486	$2,486	$599	$2,570	$8	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$1,395	$1,395	$—	$1,398	$15	$—
Home equity lines and loans	2,891	3,498	—	3,651	1	—
Residential mortgage	6,838	7,170	—	8,136	53	—
Commercial and industrial	1,984	2,544	—	3,799	1	—
Consumer	2	2	—	2	—	—
Total	$13,110	$14,609	$—	$16,986	$70	$—

Grand total	$15,596	$17,095	$599	$19,556	$78	$—

(1)	The table above does not include the recorded investment of $203 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
As of or for the nine months ended September 30, 2016
Impaired loans with related Allowance:
Residential mortgage	$624	$624	$74	$640	$21	$—
Commercial and industrial	1,832	1,832	519	1,944	4	—
Consumer	30	30	6	32	1	—
Total	$2,486	$2,486	$599	$2,616	$26	$—

Impaired loans without related Allowance(1) (3):
Commercial mortgage	$1,395	$1,395	$—	$1,399	$46	$—
Home equity lines and loans	2,891	3,498	—	3,675	22	—
Residential mortgage	6,838	7,170	—	8,131	164	—
Commercial and industrial	1,984	2,544	—	4,246	30	—
Consumer	2	2	—	2	—	—
Total	$13,110	$14,609	$—	$17,453	$262	$—

Grand total	$15,596	$17,095	$599	$20,069	$288	$—

(1)	The table above does not include the recorded investment of $203 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

(dollars in thousands)	Recorded Investment(2)	Principal Balance	Related Allowance
As of December 31, 2016
Impaired loans with related allowance:
Residential mortgage	$622	$622	$73
Commercial and industrial	84	84	5
Consumer	31	31	8
Total	$737	$737	$86

Impaired loans(1)(3) without related allowance:
Commercial mortgage	$1,577	$1,577	$—
Home equity lines and loans	2,354	2,778	—
Residential mortgage	6,644	6,970	—
Commercial and industrial	2,862	3,692	—
Total	$13,437	$15,017	$—
Grand total	$14,174	$15,754	$86

(1)	The table above does not include the recorded investment of $240 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.
(3)	This table excludes all purchased credit-impaired loans, which are discussed in Note 5D, above.

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

(dollars in thousands)	As of September 30, 2017
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$138,926	$(3,724)	$135,202
Home equity lines and loans	26,181	(1,508)	24,673
Residential mortgage	62,455	(2,168)	60,287
Commercial and industrial	26,790	(2,802)	23,988
Consumer	162	(21)	141
Total	$254,514	$(10,223)	$244,291

(dollars in thousands)	As of December 31, 2016
	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$168,612	$(4,593)	$164,019
Home equity lines and loans	31,236	(1,687)	29,549
Residential mortgage	73,902	(2,630)	71,272
Commercial and industrial	32,812	(3,355)	29,457
Consumer	163	(22)	141
Total	$306,725	$(12,287)	$294,438

Note 6 - Deposits

The following table details the components of deposits:

(dollars in thousands)	September 30, 2017	December 31, 2016

Interest-bearing checking accounts	$395,383	$379,424
Money market accounts	720,613	761,657
Savings accounts	264,273	232,193
Wholesale non-maturity deposits	48,620	74,272
Wholesale time deposits	178,610	73,037
Time deposits	316,068	322,912
Total interest-bearing deposits	1,923,567	1,843,495
Non-interest-bearing deposits	760,614	736,180
Total deposits	$2,684,181	$2,579,675

Note 7 - Borrowings

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of a revolving line of credit with a correspondent bank, funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Repurchase agreements* – commercial customers	$18,874	$39,151
Short-term FHLB advances	162,000	165,000
Overnight federal funds	—	—
Total short-term borrowings	$180,874	$204,151

* Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at period-end	$180,874	$50,065	$180,874	$50,065
Maximum amount outstanding at any month-end	184,578	50,065	184,578	54,715
Average balance outstanding during the period	182,845	40,966	110,268	35,836
Weighted-average interest rate:
As of period-end	1.17%	0.32%	1.17%	0.32%
Paid during the period	1.19%	0.33%	0.98%	0.26%

B. Long-term FHLB Advances

The Corporation’s long-term FHLB advances are comprised of advances from the FHLB with original maturities of greater than one year.

The following table presents the remaining periods until maturity of the long-term FHLB advances:

(dollars in thousands)	September 30, 2017	December 31, 2016
Within one year	$76,411	$75,000
Over one year through five years	58,240	114,742
Total long-term FHLB advances	$134,651	$189,742

The following table presents rate and maturity information on long-term FHLB advances:

(dollars in thousands)	Maturity Range(1)		Weighted	Coupon Rate(1)		Balance
Description	From	To	Average Rate(1)	From	To	September 30, 2017	December 31, 2016
Bullet maturity – fixed rate	12/29/2017	12/09/2020	1.60%	0.95%	2.13%	$98,612	$153,612
Bullet maturity – variable rate	11/28/2017	11/28/2017	1.46%	1.46%	1.46%	15,000	15,000
Convertible-fixed(2)	01/03/2018	08/20/2018	2.94%	2.58%	3.50%	21,039	21,130
Total						$134,651	$189,742

(1)Maturity range, weighted average rate and coupon rate range refers to September 30, 2017 balances
(2)FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of September 30, 2017, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2017. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

As of September 30, 2017, the Corporation had a maximum borrowing capacity with the FHLB of $1.28 billion, of which the unused capacity was 1.03 billion. In addition, there were unused capacities of $79.0 million in overnight federal funds lines, $125.1 million of Federal Reserve Discount Window borrowings and $5.0 million in a revolving line of credit from a correspondent bank. In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of FHLB capital stock held was $16.2 million and $17.3 million as of September 30, 2017 and December 31, 2016, respectively. The carrying amount of the FHLB capital stock approximates its redemption value.

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

Equity awards are authorized to be in the form of, among others, options to purchase the Corporation’s common stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”).

RSUs have a restriction based on the passage of time. The grant date fair value of the RSUs is based on the closing price on the date of the grant.

PSUs have a restriction based on the passage of time and also have a restriction based on a performance criteria. The performance criteria may be a market-based criteria measured by the Corporation’s total shareholder return (“TSR”) relative to the performance of the community bank index or a bank peer group for the respective period. The grant date fair value of the PSUs, based on the Corporation’s TSR relative to the performance of the community bank index, is calculated using the Monte Carlo Simulation method. The performance criteria may also be based on a non-market-based criteria such as return on average equity. The grant date fair value of these PSUs is based on the closing price of the Corporation’s stock on the date of the grant. PSU grants may have a vesting percent ranging from 0% to 150%.

B. Stock Options

Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period. The fair value of stock option grants is determined using the Black-Scholes pricing model. The assumptions necessary for the calculation of the fair value include expected life of options, annual volatility of stock price, risk-free interest rate and annual dividend yield.

The following table provides information about options outstanding for the three months ended September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, June 30, 2017	139,834	$20.65	$4.85
Forfeited	—	$—	$—
Expired	(250)	$22.00	$4.90
Exercised	(12,838)	$22.03	$5.11
Options outstanding, September 30, 2017	126,746	$20.51	$4.82

The following table provides information about options outstanding for the nine months ended September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2016	185,023	$21.04	$4.88
Forfeited	—	$—	$—
Expired	(250)	$22.00	$4.90
Exercised	(58,027)	$22.20	$5.00
Options outstanding, September 30, 2017	126,746	$20.51	$4.82

As of September 30, 2017, there were no unvested stock options.

For the three and nine months ended September 30, 2017, the Corporation did not recognize any expense related to stock options. As of September 30, 2017, there was no unrecognized expense related to stock options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised during the three and nine months ended September 30, 2017 and 2016 are detailed below:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from exercise of stock options	$283	$559	$1,288	$1,205
Related tax benefit recognized	96	98	402	188
Net proceeds of options exercised	$379	$657	$1,690	$1,393
Intrinsic value of options exercised	$273	$279	$1,147	$537

The following table provides information about options outstanding and exercisable at September 30, 2017:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	126,746	126,746
Weighted average exercise price	$20.51	$20.51
Aggregate intrinsic value	$2,952	$2,952
Weighted average contractual term in years	1.5	1.5

For the three and nine months ended September 30, 2017, the Corporation recorded $74 thousand and $302 thousand, respectively, of excess tax benefits related to the exercise of stock options.

C. Restricted Stock Units and Performance Stock Units

The Corporation has granted RSUs and PSUs under the 2010 LTIP and Amended 2010 LTIP.

RSUs

The compensation expense for the RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight line basis over the vesting period.

For the three and nine months ended September 30, 2017, the Corporation recognized $202 thousand and $525 thousand, respectively, of expense related to the Corporation’s RSUs. As of September 30, 2017, there was $1.7 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 2.4 years.

The following table details the unvested RSUs for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	55,262	$30.95	58,862	$29.57
Granted	22,117	$39.35	28,317	$39.48
Vested	(10,687)	$30.14	(16,987)	$29.27
Forfeited	(161)	$30.43	(3,661)	$29.38
Ending balance	66,531	$33.88	66,531	$33.88

For the three and nine months ended September 30, 2017, the Corporation recorded $42 thousand and $73 thousand, respectively, of excess tax benefits related to the vesting of RSUs.

PSUs

The compensation expense for PSUs is measured based on the grant date fair value as calculated using the Monte Carlo Simulation method.

For the three and nine months ended September 30, 2017, the Corporation recognized $359 thousand and $951 thousand, respectively, of expense related to the PSUs. As of September 30, 2017, there was $2.6 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 2.0 years.

The following table details the unvested PSUs for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	192,844	$18.77	192,844	$18.77
Granted	40,719	$37.84	40,719	$37.84
Vested	(61,815)	$15.05	(61,815)	$15.05
Forfeited	(1,335)	$19.46	(1,335)	$19.46
Ending balance	170,413	$24.67	170,413	$24.67

For the three and nine months ended September 30, 2017, the Corporation recorded $578 thousand and $578 thousand, respectively, of excess tax benefits related to the vesting of PSUs.

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

The following tables provide details of the components of the net periodic benefits cost (benefit) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	SERP I and SERP II		PRBP
(dollars in thousands)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	44	46	3	5
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	—	—	—	—
Amortization of net loss	15	14	9	10
Net periodic benefit cost	$59	$60	$12	$15

	Nine Months Ended September 30,
	SERP I and SERP II		PRBP
(dollars in thousands)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	132	138	9	14
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	—	—	—	—
Amortization of net loss	44	43	27	30
Net periodic benefit cost	$176	$181	$36	$44

SERP I and SERP II: The Corporation contributed $65 thousand and $195 thousand during the three and nine months ended September 30, 2017, respectively, and is expected to contribute an additional $65 thousand to the SERP I and SERP II plans for the remaining three months of 2017.

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

The following tables detail segment information for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$29,437	$1	$29,438	$26,716	$1	$26,717
Less: loan loss provision	1,333	—	1,333	1,412	—	1,412
Net interest income after loan loss provision	28,104	1	28,105	25,304	1	25,305
Other income:
Fees for wealth management services	—	9,651	9,651	—	9,100	9,100
Service charges on deposit accounts	676	—	676	688	—	688
Loan servicing and other fees	548	—	548	497	—	497
Net gain on sale of loans	799	—	799	879	—	879
Net gain (loss) on sale of available for sale securities	72	—	72	(28)	—	(28)
Net (loss) gain on sale of other real estate owned	—	—	—	—	—	—
Dividends on FHLB and FRB stock	217	—	217	277	—	277
Insurance commissions	—	1,373	1,373	—	886	886
Other operating income	2,207	41	2,248	1,447	40	1,487
Total other income	4,519	11,065	15,584	3,760	10,026	13,786

Other expenses:
Salaries & wages	9,130	4,472	13,602	7,995	3,626	11,621
Employee benefits	1,658	973	2,631	1,611	809	2,420
Occupancy & equipment	2,049	436	2,485	1,943	406	2,349
Amortization of intangible assets	197	480	677	217	671	888
Professional fees	681	58	739	923	14	937
Other operating expenses	6,899	1,151	8,050	6,306	850	7,156
Total other expenses	20,614	7,570	28,184	18,995	6,376	25,371
Segment profit	12,009	3,496	15,505	10,069	3,651	13,720
Intersegment (revenues) expenses*	(112)	112	—	(99)	99	—
Pre-tax segment profit after eliminations	$11,897	$3,608	$15,505	$9,970	$3,750	$13,720
% of segment pre-tax profit after eliminations	76.7%	23.3%	100.0%	72.7%	27.3%	100.0%
Segment assets (dollars in millions)	$3,425	$52	$3,477	$3,128	$47	$3,175

*     Inter-segment revenues consist of rental payments, interest on deposits and management fees.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$84,804	$2	$84,806	$79,244	$2	$79,246
Less: loan loss provision	1,541	—	1,541	3,267	—	3,267
Net interest income after loan loss provision	83,263	2	83,265	75,977	2	75,979
Other income:
Fees for wealth management services	—	28,761	28,761	—	27,363	27,363
Service charges on deposit accounts	1,953	—	1,953	2,103	—	2,103
Loan servicing and other fees	1,570	—	1,570	1,528	—	1,528
Net (loss) gain on sale of loans	1,948	—	1,948	2,440	—	2,440
Net (loss) gain on sale of available for sale securities	73	—	73	(86)	—	(86)
Net loss on sale of other real estate owned	(12)	—	(12)	(76)	—	(76)
Dividends on FHLB and FRB stock	649	—	649	754	—	754
Insurance commissions	—	3,079	3,079	—	3,007	3,007
Other operating income	5,437	138	5,575	3,582	104	3,686
Total other income	11,618	31,978	43,596	10,245	30,474	40,719

Other expenses:
Salaries & wages	27,044	12,588	39,632	24,174	11,382	35,556
Employee benefits	4,777	2,888	7,665	4,846	2,495	7,341
Occupancy & equipment	6,025	1,233	7,258	5,997	1,207	7,204
Amortization of intangible assets	588	1,469	2,057	655	2,013	2,668
Professional fees	2,318	181	2,499	2,619	77	2,696
Other operating expenses	20,988	3,240	24,228	18,304	2,817	21,121
Total other expenses	61,740	21,599	83,339	56,595	19,991	76,586
Segment profit	33,141	10,381	43,522	29,627	10,485	40,112
Intersegment (revenues) expenses*	(336)	336	—	(297)	297	—
Pre-tax segment profit after eliminations	$32,805	$10,717	$43,522	$29,330	$10,782	$40,112
% of segment pre-tax profit after eliminations	75.4%	24.6%	100.0%	73.1%	26.9%	100.0%
Segment assets (dollars in millions)	$3,425	$52	$3,477	$3,128	$47	$3,175

*           Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Other segment information is as follows:

Wealth Management Segment Information

	(dollars in millions)
	September 30, 2017	December 31, 2016
Assets under management, administration, supervision and brokerage	$12,431.4	$11,328.5

Note 11 - Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(dollars in thousands)	2017	2016
Balance, beginning of period	$5,682	$4,646
Additions	282	386
Amortization	(229)	(210)
Recovery	—	—
Impairment	(3)	(29)
Balance, end of period	$5,732	$4,793
Fair value	$6,146	$4,877

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Balance, beginning of period	$5,582	$5,142
Additions	770	888
Amortization	(571)	(526)
Recovery	3	—
Impairment	(52)	(711)
Balance, end of period	$5,732	$4,793
Fair value	$6,146	$4,877
Residential mortgage loans serviced for others, end of period	$647,997	$618,134

As of September 30, 2017 and December 31, 2016, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Fair value amount of MSRs	$6,146	$6,154
Weighted average life (in years)	6.0	6.3
Prepayment speeds (constant prepayment rate)*	11.5%	10.2%
Impact on fair value:
10% adverse change	$(176)	$(115)
20% adverse change	$(356)	$(238)
Discount rate	9.55%	9.55%
Impact on fair value:
10% adverse change	$(211)	$(225)
20% adverse change	$(409)	$(434)

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

(dollars in thousands)	Balance December 31, 2016	Additions/ Adjustments	Amortization	Balance September 30, 2017	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$20,412		Indefinite
Goodwill – Banking	80,783	—	—	80,783		Indefinite
Goodwill – Insurance	3,570	2,362	—	5,932		Indefinite
Total Goodwill	$104,765	$2,362	$—	$107,127

Core deposit intangible	$3,447	$—	$(553)	$2,894		10 years
Customer relationships	13,056	2,672	(1,152)	14,576	10	to	20 years
Non-compete agreements	1,634	41	(295)	1,380	5	to	10 years
Trade name	2,165	195	(22)	2,338	3 years	to	Indefinite
Domain name	—	151	—	151		Indefinite
Favorable lease	103	—	(35)	68	17	to	75 months
Total Other Intangibles	$20,405	$3,059	$(2,057)	$21,407
Grand Total	$125,170	$5,421	$(2,057)	$128,534

The Corporation performed its annual review of goodwill and identifiable intangible assets as of October 31, 2016 in accordance with ASC 350, “Intangibles Goodwill and Other.” For the eleven months ended September 30, 2017, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

Note 13 – Derivative Instruments and Hedging Activities

Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. The Corporation manages these risks as part of its asset and liability management process and through credit policies and procedures. The Corporation seeks to minimize counterparty credit risk by credit limits and collateral agreements and utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. The derivative transactions entered into by the Corporation are an economic hedge of a derivative offerings to Bank customers. The Corporation does not use derivative financial instruments for trading purposes.

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Corporation originates variable-rate loans with customers in addition to interest rate swap agreements, which serve to effectively swap the customers’ variable-rate loans into a fixed-rate loans. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge its exposure on the variable and fixed components of the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of September 30, 2017, there were no fair value adjustments related to credit quality.

Risk Participation Agreements. The Corporation may enter into a risk participation agreement (“RPA”) with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed. This type of derivative is referred to as an “RPA sold”. In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation may purchase a risk participation agreement from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA purchased”.

The following table details the derivative instruments as of September 30, 2017 and December 31, 2016:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of September 30, 2017:
Customer derivatives – interest rate swaps	$83,217	$1.950	$83,217	$1,946
Risk participation agreements sold	—	—	905	3
Risk participation agreements purchased	6,474	1	—	—
Total derivatives	$89,691	$1,951	$84,122	$1,949

As of December 31, 2016:
Customer derivatives – interest rate swaps	$—	$—	$—	$—
Risk participation agreements	—	—	—	—
Total derivatives	$—	$—	$—	$—

The Corporation has an International Swaps and Derivatives Association agreement with a third party that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at September 30, 2017 and December 31, 2016 was $1.7 million and $0, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $1.9 million and $0 as of September 30, 2017 and December 31, 2016, respectively.

Note 14 – Accumulated Other Comprehensive Income (Loss)

The following tables detail the components of accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2017 and 2016:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance, June 30, 2017	$(433)	$(1,131)	$(1,564)
Net change	149	15	164
Balance, September 30, 2017	$(284)	$(1,116)	$(1,400)

Balance, June 30, 2016	$3,665	$(1,177)	$2,488
Net change	(376)	16	(360)
Balance, September 30, 2016	$3,289	$(1,161)	$2,128

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2016	$(1,231)	$(1,178)	$(2,409)
Net change	947	62	1,009
Balance, September 30, 2017	$(284)	$(1,116)	$(1,400)

Balance, December 31, 2015	$774	$(1,186)	$(412)
Net change	2,515	25	2,540
Balance, September 30, 2016	$3,289	$(1,161)	$2,128

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three and nine month periods ended September 30, 2017 and 2016:

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	Three Months Ended September 30,		Affected Income Statement Category
	2017	2016
Net unrealized gain on investment securities available for sale:
Realization of loss on sale of investment securities available for sale	$(72)	$28	Net gain on sale of available for sale investment securities
Less: income tax benefit (expense)	(25)	10	Less: income tax expense
Net of income tax	$(47)	$18	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$24	$24	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	—	Employee benefits
Total expense before income tax benefit	24	24	Total expense before income tax benefit
Less: income tax benefit	8	8	Less: income tax benefit
Net of income tax	$16	$16	Net of income tax

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	Nine Months Ended September 30,		Affected Income Statement Category
	2017	2016
Net unrealized gain on investment securities available for sale:
Realization of (gain) loss on sale of investment securities available for sale	$(73)	$86	Net (loss) gain on sale of available for sale investment securities
Less: income tax expense	(25)	30	Less: income tax expense
Net of income tax	$(48)	$56	Net of income tax

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$71	$73	Employee benefits
Amortization of prior service cost included in net periodic pension costs*	—	—	Employee benefits
Total expense before income tax benefit	71	73	Total expense before income tax benefit
Less: income tax benefit	25	26	Less: income tax benefit
Net of income tax	$46	$47	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 9 - Pension and Other Post-Retirement Benefit Plans

Note 15 - Shareholders’ Equity

Dividend

On October 19, 2017, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.22 per share payable December 1, 2017 to shareholders of record as of November 1, 2017. During the third quarter of 2017, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.22 per share. This dividend totaled $3.8 million, based on outstanding shares and restricted stock units as of August 2, 2017 of 17,248,984 shares.

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

Options

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the nine months ended September 30, 2017, 58,027 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $1.3 million. During the nine months ended September 30, 2017, 16,985 RSUs vested and were issued and 61,815 PSUs vested and were issued. The increase in shareholders’ equity related to the issuance of the RSUs and PSUs, which is recognized over the vesting period through stock based compensation expense, was $497 thousand and $930 thousand, respectively.

Stock Repurchases

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. During the nine months ended September 30, 2017, no shares were repurchased under the 2015 Program. As of September 30, 2017, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300. In addition to the 2015 Program, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by taxing authorities for years before 2014.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three or nine month periods ended September 30, 2017 or 2016.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at September 30, 2017 and December 31, 2016 that are recognized on the Corporation’s balance sheet using fair value measurement determined based on the differing levels of input.

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of September 30, 2017:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of the U.S. government agency securities	142.7	—	142.7	—
Obligations of state & political subdivisions	24.1	—	24.1	—
Mortgage-backed securities	266.9	—	266.9	—
Collateralized mortgage obligations	39.6	—	39.6	—
Mutual funds	7.9	7.9	—	—
Other debt securities	1.1	—	1.1	—
Interest rate swaps	1.9	—	1.9	—
Total assets measured on a recurring basis at fair value	$484.3	$8.0	$476.3	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$6.1	$—	$—	$6.1
Impaired loans and leases	10.7	—	—	10.7
Other real estate owned (“OREO”)	0.9	—	—	0.9
Total assets measured on a non-recurring basis at fair value	$17.7	$—	$—	$17.7

The following table sets forth the fair value of assets measured on a recurring and non-recurring basis as of December 31, 2016:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Investment securities (available for sale and trading):
U.S. Treasury securities	$200.1	$200.1	$—	$—
Obligations of the U.S. government agency securities	82.2	—	82.2	—
Obligations of state & political subdivisions	33.5	—	33.5	—
Mortgage-backed securities	188.8	—	188.8	—
Collateralized mortgage obligations	48.7	—	48.7	—
Mutual funds	19.1	19.1	—	—
Other debt securities	1.3	—	1.3	—
Total assets measured on a recurring basis at fair value	$573.7	$219.2	$354.5	$—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage servicing rights	$6.2	$—	$—	$6.2
Impaired loans and leases	14.3	—	—	14.3
OREO	1.0	—	—	1.0
Total assets measured on a non-recurring basis at fair value	$21.5	$—	$—	$21.5

During the three and nine months ended September 30, 2017, a decrease of $6 thousand and an increase of $37 thousand were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the three and nine months ended September 30, 2017.

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

Interest Rate Swaps and Risk Participation Agreements

The Corporation’s interest rate swaps and RPAs are reported at fair value utilizing Level 2 inputs. Prices of these instruments are obtained through an independent pricing source utilizing pricing information which may include market observed quotations for swaps, LIBOR rates, forward rates and rate volatility. When entering into a derivative contract, the Corporation is exposed to fair value changes due to interest rate movements, and the potential non-performance of our contract counterparty. The Corporation has developed a methodology to value the non-performance risk based on internal credit risk metrics and the unique characteristics of derivative instruments, which include notional exposure rather than principle at risk and interest payment netting. The results of this methodology are used to adjust the base fair value of the instrument for the potential counterparty credit risk.

Off-Balance Sheet Instruments

Estimated fair values of the Corporation’s commitments to extend credit, standby letters of credit and financial guarantees are not included in the table below as their carrying values generally approximate their fair values. These instruments generate fees that approximate those currently charged to originate similar commitments.

As of the dates indicated, the carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

		As of September 30,		As of December, 31
	Fair Value	2017		2016
(dollars in thousands)	Hierarchy Level*	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$45,552	$45,552	$50,765	$50,765
Investment securities, available for sale	See Note 17	471,721	471,721	566,996	566,996
Investment securities, trading	See Note 17	4,423	4,423	3,888	3,888
Investments, held to maturity	Level 2	6,255	6,218	2,879	2,818
Loans held for sale	Level 2	6,327	6,327	9,621	9,621
Net portfolio loans and leases	Level 3	2,660,341	2,693,099	2,517,939	2,505,546
Mortgage servicing rights	Level 3	5,732	6,146	5,582	6,154
Interest rate swaps	Level 2	1,950	1,950	—	—
Risk participation agreements purchased	Level 2	1	1
Other assets	Level 3	34,476	34,476	34,465	34,465
Total financial assets		$3,236,778	$3,269,913	$3,192,135	$3,180,253
Financial liabilities:
Deposits	Level 2	$2,684,181	$2,682,737	$2,579,675	$2,579,011
Short-term borrowings	Level 2	180,874	180,874	204,151	204,151
Long-term FHLB advances	Level 2	134,651	134,789	189,742	186,863
Subordinated notes	Level 2	29,573	30,320	29,532	29,228
Interest rate swaps	Level 2	1,946	1,946	—	—
Risk participation agreements sold	Level 2	3	3
Other liabilities	Level 2	43,701	43,701	37,303	37,303
Total financial liabilities		$3,074,929	$3,074,370	$3,040,403	$3,036,556

*See Note 17 for a description of fair value hierarchy levels.

Note 19 - Recent Accounting Pronouncements

FASB ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers”

Issued in May 2014, ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016- 08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification of certain provisions in Topic 606. These Accounting Standards Codification (“ASC”) updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Corporation has evaluated all revenue streams, accounting policies, practices and reporting to identify and understand any impact on the adoption of ASU 2014-09 will have on the Corporation’s Consolidated Financial Statements. Our evaluation indicates that adoption of this guidance will not have a material effect on our Consolidated Financial Statements.

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

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Corporation is evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

FASB ASU 2016-01 (Subtopic 825-10), “Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities”

Issued in January 2016, ASU 2016-01 provides that equity investments will be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. The Corporation has evaluated the effect of the adoption of ASU 2016-02 and had determined that it will not have a material impact on its consolidated financial statements and related disclosures.

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

In addition to the critical accounting policies described and referenced above, as it relates to derivative financial instruments, the Corporation recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. As of September 30, 2017, the Corporation’s derivative financial instruments are not designated as hedges and gains or losses are recognized in current earnings.

Pending Business Combination – Royal Bancshares of Pennsylvania, Inc.

On January 30, 2017, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Royal Bancshares of Pennsylvania, Inc. (“RBPI”), parent company of Royal Bank America (“RBA”), in a transaction with an aggregate value of $127.7 million (the “Acquisition” or the “RBPI Acquisition”). In connection with the Acquisition, RBPI will merge with and into the Corporation and RBA will merge with and into the Bank. The Acquisition, which is expected to add approximately $602 million in loans and $630 million in deposits (based on December 31, 2016 financial information), is expected to strengthen the Corporation’s position as the largest community bank in Philadelphia’s western suburbs and, based on deposits, will rank it as the eighth largest community bank headquartered in Pennsylvania. The Acquisition, which will expand the Corporation's distribution network by providing entry into the new markets of New Jersey and Berks County, Pennsylvania, and an expanded physical presence in Philadelphia County, Pennsylvania, is expected to close during the fourth quarter of 2017 and is subject to applicable regulatory approvals and closing conditions.

Other Recent Acquisitions and Expansions

In addition to the RBPI Acquisition, the Bank has continued to execute on its strategies of diversification and acquiring and/or establishing specialty offices in strategically targeted areas where management believes there to be a high demand for the Bank’s products and services. On May 24, 2017, the Bank completed its acquisition of Hirshorn Boothby, a full-service insurance agency established in 1931 and headquartered in the Chestnut Hill section of Philadelphia. Hirshorn Boothby was immediately merged into the Bank’s existing insurance subsidiary, Powers Craft Parker and Beard, Inc., expanding the footprint of this growing segment.

On May 12, 2017, the Corporation established a wealth management-focused office in Princeton, New Jersey which is expected to complement the already-established presence in central New Jersey that is to be acquired in the anticipated merger with RBPI.

Beginning in the second quarter of 2017, the Bank’s newly established Capital Markets department commenced operations focusing on providing risk management services to address the needs of its commercial customer base. These capital markets capabilities enable the Bank to offer hedging tools for qualified commercial customers through the use of interest rate swaps and options designed to mitigate the interest rate risk on variable rate loans. This interest rate hedging offering allows the Bank to participate and lead in larger and longer-dated credits without incurring additional interest rate risk. Additional services will focus on assisting qualified customers in hedging their foreign exchange risk and meeting their trade finance needs through enhanced international services capabilities.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, and the changes in its financial condition as of September 30, 2017 as compared to December 31, 2016. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●

Net income for the three months ended September 30, 2017 was $10.7 million, an increase of $1.3 million as compared to net income of $9.4 million for the same period in 2016. Diluted earnings per share was $0.62 for the three months ended September 30, 2017 as compared to $0.55 for the same period in 2016.

●

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended September 30, 2017 were 10.72% and 1.24%, respectively, as compared to ROE and ROA of 10.00% and 1.19%, respectively, for the same period in 2016.

●	Tax-equivalent net interest income increased $2.7 million, or 10.3%, to $29.6 million for the three months ended September 30, 2017, as compared to $26.9 million for the same period in 2016.

●

Provision for loan and lease losses (the “Provision”) of $1.3 million for the three months ended September 30, 2017 was a decrease of $79 thousand from the $1.4 million Provision recorded for the same period in 2016.

●	Noninterest income of $15.6 million for the three months ended September 30, 2017 was a $1.8 million increase from the same period in 2016.

●

Fees for wealth management services and insurance revenue of $9.7 million and $1.4 million, respectively, for the three months ended September 30, 2017 represented increases of $551 thousand and $487 thousand, respectively, from the same period in 2016. In addition, capital markets revenue from the Bank’s new Capital Markets initiative, comprised primarily of fees for interest rate swaps, totaled $843 thousand for the third quarter of 2017.

●	Noninterest expense of $28.2 million for the three months ended September 30, 2017 increased $2.8 million, from $25.4 million for the same period in 2016.

Nine Month Results of Operations

●

Net income for the nine months ended September 30, 2017 was $29.2 million, an increase of $2.6 million as compared to net income of $26.6 million for the same period in 2016. Diluted earnings per share was $1.69 for the nine months ended September 30, 2017 as compared to $1.57 for the same period in 2016.

●	ROE and ROA for the nine months ended September 30, 2017 were 10.02% and 1.17%, respectively, as compared to ROE and ROA of 9.70% and 1.16%, respectively, for the same period in 2016.

●	Tax-equivalent net interest income increased $5.7 million, or 7.2%, to $85.4 million for the nine months ended September 30, 2017, as compared to $79.7 million for the same period in 2016.

●	The Provision of $1.5 million for the nine months ended September 30, 2017 was a decrease of $1.7 million from $3.3 million for the same period in 2016.

●	Noninterest income of $43.6 million for the nine months ended September 30, 2017 was a $2.9 million increase from the same period in 2016.

●

Fees for wealth management services and insurance revenue of $28.7 million and $3.1 million, respectively, for the nine months ended September 30, 2017 represented increases of $1.4 million and $72 thousand, respectively, from the same period in 2016. In addition, capital markets revenue, comprised primarily of fees for interest rate swaps, totaled $1.8 million for the nine months ended September 30, 2017.

●	Noninterest expense of $83.3 million for the nine months ended September 30, 2017 increased $6.7 million, from $76.6 million for the same period in 2016.

Changes in Financial Condition

●	Total assets of $3.48 billion as of September 30, 2017 increased $55.3 million from December 31, 2016.

●	Shareholders’ equity of $401.9 million as of September 30, 2017 increased $20.8 million from $381.1 million as of December 31, 2016.

●	Total portfolio loans and leases as of September 30, 2017 were $2.68 billion, an increase of $141.9 million from the December 31, 2016 balance.

●

Total non-performing loans and leases of $4.5 million represented 0.17% of portfolio loans and leases as of September 30, 2017 as compared to $8.4 million, or 0.33% of portfolio loans and leases as of December 31, 2016.

●	The $17.0 million Allowance, as of September 30, 2017, represented 0.64% of portfolio loans and leases, as compared to $17.5 million, or 0.69% of portfolio loans and leases as of December 31, 2016.

●	Total deposits of $2.68 billion as of September 30, 2017 increased $104.5 million from $2.58 billion as of December 31, 2016.

●	Wealth Management assets under management, administration, supervision and brokerage as of September 30, 2017 were $12.43 billion, an increase of $1.10 billion from December 31, 2016.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2017 and 2016 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Annualized return on average equity	10.72%	10.00%	10.02%	9.70%
Annualized return on average assets	1.24%	1.19%	1.17%	1.16%
Tax-equivalent net interest margin	3.71%	3.71%	3.71%	3.79%
Basic earnings per share	$0.63	$0.56	$1.72	$1.58
Diluted earnings per share	$0.62	$0.55	$1.69	$1.57
Dividend per share	$0.22	$0.21	$0.64	$0.61
Dividend declared per share to net income per basic common share	34.9%	37.5%	37.2%	38.6%

The following table presents certain key period-end balances and ratios as of September 30, 2017 and December 31, 2016:

(dollars in millions, except per share amounts)	September 30, 2017	December 31, 2016
Book value per share	$23.57	$22.50
Tangible book value per share	$16.03	$15.11
Allowance as a percentage of loans and leases	0.64%	0.69%
Tier I capital to risk weighted assets	10.50%	10.51%
Tangible common equity ratio	8.16%	7.76%
Loan to deposit ratio	100.0%	98.7%
Wealth assets under management, administration, supervision and brokerage	$12,431.4	$11,328.5
Portfolio loans and leases	$2,677.3	$2,535.4
Total assets	$3,476.8	$3,421.5
Shareholders’ equity	$401.9	$381.1

The following sections discuss, in detail, the Corporation’s results of operations for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, and the changes in its financial condition as of September 30, 2017 as compared to December 31, 2016.

Components of Net Income

Net income is comprised of five major elements:

●	Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
●	Provision For Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;
●

Noninterest Income, which is made up primarily of wealth management revenue, insurance revenue, gains and losses from the sale loans, gains and losses from the sale of investment securities available for sale and other fees from loan and deposit services;

●	Noninterest Expense, which consists primarily of salaries and employee benefits, occupancy, intangible asset amortization, professional fees and other operating expenses; and
●	Income Taxes, which include state and federal jurisdictions.

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and nine months ended September 30, 2017 and 2016, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the tax-equivalent rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

For the three months ended September 30, 2017, tax-equivalent net interest income increased $2.7 million, or 10.3%, to $29.6 million for the three months ended September 30, 2017, as compared to $26.9 million for the same period in 2016. The increase in net interest income between the periods was largely related to the $203.3 million increase in average loans and leases for the three months ended September 30, 2017 as compared to the same period in 2016. The tax-equivalent yield earned on loans and leases increased ten basis points from the third quarter of 2016 to the third quarter of 2017. The impact of the accretion of purchase accounting adjustments was comparable for both periods, contributing $708 thousand to interest income, or ten basis points to the tax-equivalent yield on loans and leases for the three months ended September 30, 2017, as compared to a contribution of $578 thousand, or nine basis points to the tax-equivalent yield on loans and leases, for the same period in 2016. In addition to increases in loans and leases, the average balance of available for sale investment securities increased by $85.2 million and experienced a 26 basis point increase in tax-equivalent yield earned between the third quarters of 2016 and 2017. Partially offsetting the impact of the earning asset volume increase between the periods was a $141.9 million increase in average interest-bearing deposits, coupled with an eleven basis point increase in rate paid on deposits from the third quarter of 2016 to the third quarter of 2017.

For the nine months ended September 30, 2017, tax-equivalent net interest income increased $5.7 million, or 7.2%, to $85.4 million for the nine months ended September 30, 2017, as compared to $79.7 million for the same period in 2016. The increase in net interest income between the periods was largely related to the $218.0 million increase in average loans and leases for the nine months ended September 30, 2017 as compared to the same period in 2016. The tax-equivalent yield earned on loans and leases decreased five basis points from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The impact of the accretion of purchase accounting adjustments contributed significantly to the decrease in tax-equivalent yield earned on loans and leases and the rate paid on time deposits. For the nine months ended September 30, 2017, the accretion of purchase accounting adjustments on loans contributed $1.8 million to interest income, or nine basis points to the tax-equivalent yield on loans and leases, as compared to a contribution of $2.6 million, or 15 basis points to the tax-equivalent yield on loans and leases, for the same period in 2016. In addition to increases in loans and leases, the average balance of available for sale investment securities increased by 56.5 million and experienced a 21 basis point increase in tax-equivalent yield earned between the nine months ended September 30, 2016 and the nine months ended September 30, 2017. Partially offsetting the impact of the earning asset volume increase between the periods was a $165.5 million increase in average interest-bearing deposits, coupled with an eleven basis point increase in rate paid on deposits from the third quarter of 2016 to the third quarter of 2017. The accretion of purchase accounting adjustments related to acquired time deposits reduced interest expense on time deposits for the nine months ended September 30, 2017 by $52 thousand, or two basis points, as compared to $200 thousand, or eleven basis points, for the same period in 2016.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended September 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$26,628	$36	0.54%	$33,532	$27	0.32%
Investment securities - available for sale:
Taxable	427,106	2,160	2.01%	329,293	1,423	1.72%
Non-taxable(3)	25,268	134	2.10%	37,893	189	1.98%
Total investment securities - available for sale	452,374	2,294	2.01%	367,186	1,612	1.75%
Investment securities – held to maturity	6,044	11	0.72%	2,907	6	0.82%
Investment securities - trading	4,282	8	0.74%	3,523	2	0.23%
Loans and leases(1)(2)(3)	2,680,317	31,058	4.60%	2,476,972	28,032	4.50%
Total interest-earning assets	3,169,645	33,407	4.18%	2,884,120	29,679	4.09%
Cash and due from banks	15,709			16,228
Allowance for loan and lease losses	(16,564)			(17,257)
Other assets	273,116			258,928
Total assets	$3,441,906			$3,142,019
Liabilities:
Savings, NOW, and market rate accounts	$1,359,293	823	0.24%	$1,286,404	641	0.20%
Wholesale deposits	190,849	548	1.14%	164,706	327	0.79%
Time deposits	321,352	827	1.02%	278,579	607	0.87%
Total interest-bearing deposits	1,871,494	2,198	0.47%	1,729,689	1,575	0.36%
Short-term borrowings	182,845	547	1.19%	40,966	34	0.33%
Long-term FHLB advances	155,918	645	1.64%	218,920	818	1.49%
Subordinated notes	29,564	370	4.97%	29,509	370	4.99%
Total borrowings	368,327	1,562	1.68%	289,395	1,222	1.68%
Total interest-bearing liabilities	2,239,821	3,760	0.67%	2,019,084		0.55%
Non-interest-bearing deposits	764,562			716,581
Other liabilities	40,166			33,400
Total non-interest-bearing liabilities	804,728			749,981
Total liabilities	3,044,549			2,769,065
Shareholders’ equity	397,357			372,954
Total liabilities and shareholders’ equity	$3,441,906			$3,142,019
Net interest spread			3.51%			3.54%
Effect of non-interest-bearing liabilities			0.20%			0.17%
Tax-equivalent net interest income and margin on earning assets(3)		$29,647	3.71%		$26,882	3.71%
Tax-equivalent adjustment(3)		$209	0.03%		$165	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

	For the Nine Months Ended September 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense		Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$30,807	$137	0.59%	$39,157		$115	0.39%
Investment securities - available for sale:
Taxable	391,082	5,799	1.98%	323,866		4,263	1.76%
Non-taxable(3)	28,552	448	2.10%	39,243		567	1.93%
Total investment securities - available for sale	419,634	6,247	1.99%	363,109		4,830	1.78%
Investment securities – held to maturity	4,984	4	0.11%	1,782		4	0.30%
Investment securities - trading	4,105	2	0.07%	3,703		2	0.07%
Loans and leases(1)(2)(3)	2,617,658	88,989	4.55%	2,399,683		82,571	4.60%
Total interest-earning assets	3,077,188	95,379	4.14%	2,807,434		87,522	4.16%
Cash and due from banks	15,462			16,380
Allowance for loan and lease losses	(17,227)			(16,924)
Other assets	265,061			261,752
Total assets	$3,340,484			$3,068,642
Liabilities:
Savings, NOW, and market rate accounts	$1,374,494	2,392	0.23%	$1,280,023		1,799	0.19%
Wholesale deposits	163,086	1,243	1.02%	166,136		921	0.74%
Retail time deposits	321,608	2,374	0.99%	247,504		1,333	0.72%
Total interest-bearing deposits	1,859,188	6,009	0.43%	1,693,663		4,053	0.32%
Short-term borrowings	110,268	811	0.98%	35,836		71	0.26%
Long-term FHLB advances	169,900	2,025	1.59%	235,002		2,593	1.47%
Subordinated notes	29,550	1,110	5.02%	29,496		1,106	5.01%
Total borrowings	309,718	3,946	1.70%	300,334		3,770	1.68%
Total interest-bearing liabilities	2,168,906	9,955	0.61%	1,993,997		7,823	0.52%
Non-interest-bearing deposits	744,178			674,601
Other liabilities	37,582			33,375
Total non-interest-bearing liabilities	781,760			707,976
Total liabilities	2,950,666			2,701,973
Shareholders’ equity	389,818			366,669
Total liabilities and shareholders’ equity	$3,340,484			$3,068,642
Net interest spread			3.53%				3.64%
Effect of non-interest-bearing liabilities			0.18%		$		0.15%
Tax-equivalent net interest income and margin on earning assets(3)		$85,424	3.71%			$79,699	3.79%
Tax-equivalent adjustment(3)		$618	0.03%			$453	0.02%

(1)	Nonaccrual loans have been included in average loan balances, but interest on nonaccrual loans has been excluded for purposes of determining interest income.
(2)	Loans include portfolio loans and leases and loans held for sale.
(3)	Tax rate used for tax-equivalent calculations is 35%.

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended September 30, 2017 as compared to the same period in 2016, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2017 Compared to 2016
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Interest-bearing deposits with other banks	$(30)	$39	$9	$(35)	$57	$22
Investment securities	335	358	693	724	693	1,417
Loans and leases	2,340	686	3,026	7,992	(1,574)	6,418
Total interest income	$2,645	$1,083	$3,728	$8,681	$(824)	$7,857
Interest expense:
Savings, NOW and market rate accounts	$38	$144	$182	$146	$447	$593
Wholesale deposits	52	169	221	(28)	350	322
Retail time deposits	96	124	220	396	645	1,041
Borrowed funds**	(395)	735	340	(659)	831	172
Subordinated notes	4	(4)	—	2	2	4
Total interest expense	(205)	1,168	963	(143)	2,275	2,132
Interest differential	$2,850	$(85)	$2,765	$8,824	$(3,099)	$5,725

*The tax rate used in the calculation of the tax-equivalent income is 35%.

**Borrowed funds include short-term borrowings and long-term Federal Home Loan Bank advances.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.71% for the three months ended September 30, 2017 was unchanged from the same period in 2016. A ten basis point increase in tax-equivalent yield on loans and leases was largely offset by a twelve basis point increase in rate paid on interest-bearing deposits between the periods. The contribution of fair value mark accretion to the tax equivalent net interest margin was also unchanged, at nine basis points for each of the three month periods ended September 30, 2016 and 2017.

The tax-equivalent net interest margin of 3.71% for the nine months ended September 30, 2017 was an eight basis point decrease from 3.79% for the same period in 2016. The decrease was largely the result of the five basis point decrease in tax-equivalent yield earned on loans and leases and the eleven basis point increase in rate paid on interest-bearing deposits. Partially offsetting these reductions to tax-equivalent net interest margin was a 21 basis point increase in tax-equivalent yield earned on available for sale investment securities between the periods. The contribution of fair value mark accretion to the tax equivalent net interest margin accounted for nine basis points of the margin for the nine months ended September 30, 2017 as compared to 14 basis points for the same period in 2016.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
3rd Quarter 2017	4.18%	0.67%	3.51%	0.20%	3.71%
2nd Quarter 2017	4.11%	0.61%	3.50%	0.18%	3.68%
1st Quarter 2017	4.14%	0.56%	3.58%	0.16%	3.74%
4th Quarter 2016	4.05%	0.56%	3.49%	0.16%	3.65%
3rd Quarter 2016	4.09%	0.55%	3.54%	0.17%	3.71%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After September 30, 2017		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2016
	Amount	Percentage	Amount	Percentage
+300 basis points	$8,256	6.98%	$10,207	9.01%
+200 basis points	$5,549	4.69%	$6,654	5.87%
+100 basis points	$2,775	2.35%	$3,048	2.69%
-100 basis points	$(4,050)	(3.42)%	$(4,397)	(3.88)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2017 in the +100 basis point scenario, which is similar to the December 31, 2016 simulation. The asset sensitivity table indicates that a 100, 200 or 300 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is less asset sensitive in comparison to December 31, 2016. This is a result of the addition of fixed rate assets funded with short term liabilities in anticipation of the RBPI Acquisition later this year and positioning the combined entity’s investments and funding to align with management’s desired liquidity and interest rate risk profile.

The interest rate simulation is an estimate based on assumptions, which are derived from past behavior of customers, along with expectations of future behavior relative to interest rate changes. Given the current extended period of very low interest rates, the reliability of the Corporation’s assumptions in the interest rate simulation model is more uncertain than in other periods. Actual customer behavior may be different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income.

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

The following table presents the Corporation’s interest rate sensitivity position or gap analysis as of September 30, 2017:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$36.9	$—	$—	$—	$—	$36.9
Investment securities – available for sale	28.6	58.0	268.8	116.3	—	471.7
Investment securities – held to maturity	—	—	—	6.3	—	6.3
Investment securities – trading	4.4	—	—	—	—	4.4
Loans and leases(1)	1,044.4	310.2	989.5	339.5	—	2,683.6
Allowance for loan and lease losses	—	—	—	—	(17.0)	(17.0)
Cash and due from banks	—	—	—	—	8.7	8.7
Other assets	—	—	—	—	282.2	282.2
Total assets	$1,114.3	$368.2	$1,258.3	$462.1	$273.9	$3,476.8
Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$47.0	$140.9	$197.2	$375.6	$—	$760.6
Savings, NOW and market rate	94.0	281.9	678.5	325.9	—	1,380.3
Time deposits	63.1	178.1	74.9	—	—	316.1
Wholesale non-maturity deposits	48.6	—	—	—	—	48.6
Wholesale time deposits	62.0	101.7	14.9	—	—	178.6
Short-term borrowings	180.9	—	—	—	—	180.9
Long-term FHLB advances	20.0	56.4	58.2	—	—	134.6
Subordinated notes	—	—	29.6	—	—	29.6
Other liabilities	—	—	—	—	45.6	45.6
Shareholders’ equity	14.4	43.1	229.7	114.7	—	401.9
Total liabilities and shareholders’ equity	$530.0	$802.1	$1,283.0	$816.2	$45.6	$3,476.8
Interest-earning assets	$1,114.3	$368.2	$1,258.3	$462.1	$—	$3,202.9
Interest-bearing liabilities	468.6	618.1	856.1	325.9	—	2,268.7
Difference between interest-earning assets and interest-bearing liabilities	$645.7	$(249.9)	$402.2	$136.2	$—	$934.2
Cumulative difference between interest earning assets and interest-bearing liabilities	$645.7	$395.8	$798.0	$934.2	$—	$934.2
Cumulative earning assets as a % of cumulative interest bearing liabilities	238%	136%	141%	141%		141%

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended September 30, 2017, the Corporation recorded a Provision of $1.3 million which was a $79 thousand decrease from the same period in 2016. Net charge-offs for the third quarter of 2017 were $728 thousand as compared to $704 thousand for the same period in 2016. The loan and lease portfolio experienced improvements in the historic charge-off rates during the lookback period and in certain credit quality and economic indicators used in the Allowance calculation. The slight decrease in the Provision between the periods reflects the effect these quantitative and qualitative factor improvements had on the overall Allowance requirement, largely offset by the increase in Allowance related to the growth of the portfolio.

For the nine months ended September 30, 2017, the Corporation recorded a Provision of $1.5 million which was a $1.7 million decrease from the same period in 2016. Net charge-offs for the nine months ended September 30, 2017 were $2.0 million as compared to $1.4 million for the same period in 2016. The decrease in the Provision was largely the result of improvements in the historic charge-off rates during the lookback period and certain credit quality indicators and economic indicators used in the Allowance calculation. For a general discussion of the Allowance, and our policies related thereto, refer to page 34 of the Corporation’s 2016 Annual Report.

Asset Quality and Analysis of Credit Risk

As of September 30, 2017, total nonperforming loans and leases decreased by $3.9 million, to $4.5 million, representing 0.17% of portfolio loans and leases, as compared to $8.4 million, or 0.33% of portfolio loans and leases as of December 31, 2016. The decrease in nonperforming loans and leases was comprised of pay-offs and pay-downs of $2.8 million, charge-offs of $1.1 million, foreclosures taken into OREO of $306 thousand and upgrades to performing status of $608 thousand of loans and leases classified as nonperforming as of December 31, 2016. These decreases were partially offset by the addition of $986 thousand of new nonperforming loans and leases as of September 30, 2017.

As of September 30, 2017, the Allowance of $17.0 million represented 0.64% of portfolio loans and leases, a five basis point decrease from 0.69% as of December 31, 2016. The Allowance on originated portfolio loans, as a percentage of originated portfolio loans, was 0.70% as of September 30, 2017 as compared to 0.78% as of December 31, 2016. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of September 30, 2017, the Corporation had OREO valued at $865 thousand, as compared to $1.0 million as of December 31, 2016 One residential mortgage loan was foreclosed and the $306 thousand collateral was taken into OREO. In addition, during the nine months ended September 30, 2017, impairments to OREO of $121 thousand were recorded, related to OREO properties acquired in the CBH merger. The balance of OREO as of September 30, 2017 was comprised of three residential properties, one of which is a manufactured housing property acquired in the CBH merger. All properties are recorded at the lower of cost or fair value less cost to sell.

As of September 30, 2017, the Corporation had $8.6 million of troubled debt restructurings (“TDRs”), of which $6.6 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2016, the Corporation had $9.0 million of TDRs, of which $6.4 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of September 30, 2017, the Corporation had a recorded investment of $10.5 million of impaired loans and leases which included $8.6 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2016 totaled $14.4 million, which included $9.0 million of TDRs. Refer to Note 5H in the Notes to unaudited consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	September 30, 2017	December 31, 2016
Nonperforming Assets:
Nonperforming loans and leases	$4,472	$8,363
Other real estate owned	865	1,017
Total nonperforming assets	$5,337	$9,380

Troubled Debt Restructures:
TDRs included in non-performing loans	$2,033	$2,632
TDRs in compliance with modified terms	6,597	6,395
Total TDRs	$8,630	$9,027

Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	380.2%	209.1%
Nonperforming loans and leases to total portfolio loans and leases	0.17%	0.33%
Allowance for loan and lease losses to total portfolio loans and leases	0.64%	0.69%
Nonperforming assets to total loans and leases and OREO	0.20%	0.37%
Nonperforming assets to total assets	0.15%	0.27%
Total portfolio loans and leases	$2,677,345	$2,535,425
Allowance for loan and lease losses	$17,004	$17,486

NONINTEREST INCOME

Three Months Ended September 30, 2017 Compared to the Same Period in 2016

Noninterest income for the three months ended September 30, 2017 increased by $1.8 million from the same period in 2016. An increase of $551 thousand in fees for wealth management services resulted as wealth assets under management, administration, supervision and brokerage increased $2.46 billion from September 30, 2016 to September 30, 2017. Insurance revenue increased $487 thousand for the third quarter of 2017 as compared to the same period in 2016, largely due to the May 2017 acquisition of Hirshorn Boothby. In addition, revenue from our Capital Markets initiative, which was launched in the second quarter of 2017, contributed $843 thousand to noninterest income.

Nine Months Ended September 30, 2017 Compared to the Same Period in 2016

Noninterest income for the nine months ended September 30, 2017 increased by $2.9 million from the same period in 2016. An increase of $1.4 million in fees for wealth management was primarily related to the growth in the wealth assets under management, administration, supervision and brokerage mentioned in the preceding paragraph. In addition, revenue from our Capital Markets initiative, which was launched in the second quarter of 2017, contributed $1.8 million to noninterest income. Partially offsetting these increases was a $492 thousand decrease in gain on sale of loans, as the volume of residential mortgage loan originations from new home buyers as well as refinancing activity has slowed due to rising interest rates.

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Residential mortgage loans held in portfolio	$422.5	$418.4	$422.5	$418.4
Mortgage originations	$48.2	$84.9	$143.6	$201.3

Mortgage loans sold:
Servicing retained	$28.2	$40.5	$77.7	$93.4
Servicing released	8.0	10.5	16.8	18.2
Total mortgage loans sold	$36.2	$51.0	$94.5	$111.6

Percent servicing-retained	77.9%	79.4%	82.2%	83.7%
Percent servicing-released	22.1%	20.6%	17.8%	16.3%
Percent of originated mortgage loans sold	75.1%	60.1%	65.8%	55.4%
Mortgage servicing rights (“MSRs”)	$5.7	$4.8	$5.7	$4.8
Net gain on sale of residential mortgage loans	$0.4	$0.7	$1.5	$1.6
Residential mortgage loans serviced for others	$647.0	$618.1	$647.0	$618.1

The following table provides details of other operating income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Merchant interchange fees	$378	$340	$1,079	$1,069
Commissions and fees	161	145	434	535
Bank-owned life insurance (“BOLI”) income	201	219	602	684
Safe deposit box rentals	98	98	282	287
Other investment income	10	24	19	126
Rental income	44	46	139	121
Miscellaneous other income	513	615	1,224	864
Other operating income	$1,405	$1,487	$3,779	$3,686

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Market value	$5,759,375	$5,593,936	$5,483,237	$5,302,463	$5,276,756
Fixed	6,671,995	6,456,619	6,242,223	6,025,994	4,692,989
Total	$12,431,370	$12,050,555	$11,725,460	$11,328,457	$9,969,745

	Percentage of Wealth Assets
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Market value	46.3%	46.4%	46.8%	46.8%	52.9%
Fixed	53.7%	53.6%	53.2%	53.2%	47.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Market value	$7,522	$7,382	$7,230	$7,212	$7,196
Fixed	2,129	2,425	2,073	2,115	1,904
Total	$9,651	$9,807	$9,303	$9,327	$9,100

	Percentage of Fees for Wealth Management
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Market value	77.9%	75.3%	77.7%	77.3%	79.1%
Fixed	22.1%	24.7%	22.3%	22.7%	20.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Customer Derivatives

To accommodate the risk management needs of qualified commercial customers, the Bank enters into financial derivative transactions consisting of interest rate swaps, options, risk participation agreements and foreign exchange contracts. Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. Market risk exposure from customer derivative positions is managed by simultaneously entering into matching transactions with institutional dealer counterparties that offset customer contracts in notional amount and term. Derivative contracts create counterparty credit risk with both the Bank’s customers and with institutional dealer counterparties. The Corporation manages customer counterparty credit risk through its credit policy, approval processes, monitoring procedures and by obtaining adequate collateral, when appropriate. The Bank seeks to minimize dealer counterparty credit risk by establishing credit limits and collateral agreements through industry standard agreements published by the International Swaps and Derivatives Association (ISDA) and associated credit support annex (CSA) agreements. None of the Bank’s outstanding derivative contracts associated with the customer derivative program is designated as a hedge and none is entered into for speculative purposes. Derivative instruments are recorded at fair value, with changes in fair values recognized in earnings as components of noninterest income and noninterest expense on the consolidated statements of income.

NONINTEREST EXPENSE

Three Months Ended September 30, 2017 Compared to the Same Period in 2016

Noninterest expense for the three months ended September 30, 2017 increased $2.8 million from the same period in 2016. The increase was largely related to a $2.0 million increase in salaries and wages due to staffing increases from our Capital Markets initiative, the Hirshorn Boothby acquisition and the Princeton wealth management office, annual salary and wage increases and increases in incentive compensation. In addition, an $850 thousand increase in due diligence, merger-related and merger integration costs primarily related to the RBPI Acquisition, and a $597 thousand increase in other operating expenses, which included a $368 thousand increase in contributions, largely comprised of contributions to local schools under the Pennsylvania Educational Improvement Tax Credit (EITC) program, contributed to the increase. Contributions made through the EITC program result in tax credits towards the Bank’s Pennsylvania bank shares tax obligation.

Nine Months Ended September 30, 2017 Compared to the Same Period in 2016

Noninterest expense for the nine months ended September 30, 2017 increased $6.8 million from the same period in 2016. Contributing to the increase were increases of $4.1 million in salaries and wages, which included staffing additions from the Hirshorn Boothby acquisition, the Capital Markets initiative, our new Princeton wealth management office, as well as annual salary increases and increases in incentive compensation. Due diligence and merger-related expenses increased $2.6 million, primarily related to the RBPI Acquisition and other operating expenses increased $2.1 million as detailed in the table below. As mentioned in the preceding paragraph, contributions increased related to the Corporation’s participation in the EITC program. Partially offsetting these expense increases was a $662 thousand decrease in impairments of MSRs, which saw a significant increase during the third quarter of 2016, as well as a $675 thousand decrease in Pennsylvania bank shares tax in connection with tax credits earned through the EITC program.

The following table provides details of other operating expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Contributions	$368	$—	$779	$2
Deferred compensation trust expense	222	286	590	270
Director fees	137	102	473	448
Dues and subscriptions	230	109	647	326
FDIC insurance	433	498	1,176	1,320
Impairment of OREO and other repossessed assets	—	—	200	—
Insurance	211	202	629	624
Loan processing	490	544	1,540	1,316
Miscellaneous	372	198	587	202
MSR amortization	229	210	571	527
Other taxes	21	7	34	38
Outsourced services	99	159	218	409
Portfolio maintenance	85	62	314	246
Postage	147	125	450	418
Stationary and supplies	149	111	375	376
Telephone	407	406	1,201	1,237
Temporary help and recruiting	158	157	672	635
Travel and entertainment	239	224	636	618
Other operating expense	$3,997	$3,400	$11,092	$9,012

INCOME TAXES

Income tax expense for the three months ended September 30, 2017 was $4.8 million, as compared to $4.3 million for the same period in 2016. The tax expense recorded reflects a decrease in the effective tax rate from 31.7% for the third quarter of 2016 to 30.7% for the third quarter of 2017. The decrease in effective tax rate for the three months ended September 30, 2017 as compared to the same period in 2016 was related to recognition, during the three months ended September 30, 2017 and 2016, of excess tax benefits of $694 thousand and $385 thousand, respectively, related to the stock based compensation vesting and option exercises, partially offset by the non-deductible merger costs related to the anticipated RBPI Acquisition incurred in the third quarter of 2017.

Income tax expense for the nine months ended September 30, 2017 was $14.3 million, as compared to $13.5 million for the same period in 2016. The tax expense recorded reflects a decrease in the effective tax rate from 33.6% for the nine months ended September 30, 2016 to 32.9% for the nine months ended September 30, 2017. The decrease in effective tax rate for the nine months ended September 30, 2017 as compared to the same period in 2016 was related to recognition, during both periods, of excess tax benefits of $953 thousand and $445 thousand, respectively, related to the stock based compensation vesting and option exercises, partially offset by the non-deductible merger costs related to the anticipated RBPI Acquisition incurred in the nine months ended September 30, 2017.

BALANCE SHEET ANALYSIS

Total assets as of September 30, 2017 of $3.48 billion increased $55.3 million from $3.42 billion as of December 31, 2016. The following tables detail the changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at September 30, 2017 to December 31, 2016:

	September 30, 2017		December 31, 2016		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,224,571	45.7%	$1,110,898	43.8%	$113,673	10.2%
Home equity lines & loans	206,974	7.7%	207,999	8.2%	(1,025)	(0.5)%
Residential mortgage	422,524	15.8%	413,540	16.3%	8,984	2.2%
Construction	133,505	5.0%	141,964	5.6%	(8,459)	(6.0)%
Commercial and industrial	597,595	22.3%	579,791	22.9%	17,804	3.1%
Consumer	31,306	1.2%	25,341	1.0%	5,965	23.5%
Leases	60,870	2.3%	55,892	2.2%	4,978	8.9%
Total portfolio loans and leases	2,677,345	100.0%	2,535,425	100.0%	141,920	5.6%
Loans held for sale	6,327		9,621		(3,294)	(34.2)%
Total loans and leases	$2,683,672		$2,545,046		$138,626	5.4%

Cash and Investment Securities

As of September 30, 2017, liquidity remained strong as the Corporation had $34.6 million of cash balances at the Federal Reserve and $2.3 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of September 30, 2017 totaled $471.7 million, as compared to $567.0 million as of December 31, 2016. The decrease was primarily related to the maturing, at the beginning of January 2017, of $200.0 million of short-term U.S. Treasury bills, partially offset by purchases made during the nine months ended September 30, 2017 in a strategic effort to position the investment portfolio in anticipation of the RBPI Acquisition.

Deposits, Borrowings and Subordinated Debt

Deposits and borrowings as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing checking	$395,383	14.7%	$379,424	14.7%	$15,959	4.2%
Money market	720,613	26.9%	761,657	29.6%	(41,044)	(5.4)%
Savings	264,273	9.8%	232,193	9.0%	32,080	13.8%
Wholesale non-maturity deposits	48,620	1.8%	74,272	2.9%	(25,652)	(34.5)%
Wholesale time deposits	178,610	6.7%	73,037	2.8%	105,573	144.5%
Retail time deposits	316,068	11.8%	322,912	12.5%	(6,844)	(2.1)%
Interest-bearing deposits	1,923,567	71.7%	1,843,495	71.5%	80,072	4.3%
Non-interest-bearing deposits	760,614	28.3%	736,180	28.5%	24,434	3.3%
Total deposits	$2,684,181	100.0%	$2,579,675	100.0%	$104,506	4.1%

	September 30, 2017		December 31, 2016		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$180,874	52.4%	$204,151	48.2%	$(23,277)	(11.4)%
Long-term FHLB advances	134,651	39.0%	189,742	44.8%	(55,091)	(29.0)%
Subordinated notes	29,573	8.6%	29,532	7.0%	41	0.1%
Borrowed funds	$345,098	100.0%	$423,425	100.0%	$(78,327)	(18.5)%

Capital

Consolidated shareholder’s equity of the Corporation was $401.9 million, or 11.6% of total assets as of September 30, 2017, as compared to $381.1 million, or 11.1% of total assets as of December 31, 2016. The following table presents the Corporation’s and Bank’s capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2017 and December 31, 2016:

	Actual		Minimum to be Well- Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2017:
Total (Tier II) capital to risk weighted assets
Corporation	$331,689	12.23%	$271,238	10.00%
Bank	309,069	11.42%	270,659	10.00%
Tier I capital to risk weighted assets
Corporation	284,770	10.50%	216,990	8.00%
Bank	291,723	10.78%	216,527	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	284,770	10.50%	176,305	6.50%
Bank	291,723	10.78%	175,928	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Corporation	284,270	8.57%	166,152	5.00%
Bank	291,723	8.79%	165,960	5.00%
Tangible common equity to tangible assets(1)
Corporation	273,358	8.16%	—	—
Bank	283,021	8.46%	—	—

	Actual		Minimum to be Well- Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2016:
Total (Tier II) capital to risk weighted assets
Corporation	$318,191	12.35%	$257,651	10.00%
Bank	287,897	11.19%	257,179	10.00%
Tier I capital to risk weighted assets
Corporation	270,845	10.51%	206,121	8.00%
Bank	270,083	10.50%	205,743	8.00%
Common equity Tier I capital to risk weighted assets
Corporation	270,845	10.51%	167,474	6.50%
Bank	270,083	10.50%	167,166	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets)
Corporation	270,845	8.73%	155,035	5.00%
Bank	270,083	8.73%	154,761	5.00%
Tangible common equity to tangible assets(1)
Corporation	255,959	7.76%	—	—
Bank	258,352	7.85%	—	—

                       (1) There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

The capital ratios for the Bank and the Corporation, as of September 30, 2017, as shown in the above tables, indicate levels well above the regulatory minimum to be considered “well capitalized.” At both the Bank and Corporation levels, the capital ratios to risk-weighted assets have all decreased from their December 31, 2016 levels largely as a result of the increase in risk-weighted assets, much of which was in the commercial mortgage, construction, and commercial and industrial segments of the loan portfolio, which are typically risk-weighted at 100%.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of September 30, 2017	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2016	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$1,033.3	80.5%	$886.0	72.9%	$147.3	16.6%
Federal Reserve Bank of Philadelphia	125.1	100.0%	117.3	100.0%	7.8	6.6%
Fed Funds Lines (six banks)	79.0	100.0%	79.0	100.0%	—	—%
Revolving line of credit with correspondent bank	5.0	100.0%	5.0	100.0%	—	—%
Total	$1,242.4	83.3%	$1,087.3	76.7%	$155.1	14.3%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Corporation’s Board of Directors.

The Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $26.3 million in balances as of September 30, 2017 under this program.

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

The Wealth Management Segment recorded a pre-tax segment profit (“PTSP”) of $3.6 million and $10.7 million for the three and nine months ended September 30, 2017, respectively, as compared to PTSP of $3.8 million and $10.8 million, respectively, for the same periods in 2016. The Wealth Management Segment provided 23.3% and 24.6% of the Corporation’s pre-tax profit for the three and nine month periods ended September 30, 2017, respectively, as compared to 27.3% and 26.9% for the same respective periods in 2016. For the three and nine month periods ended September 30, 2017, both insurance revenues and fees for wealth management services increased from the same respective periods in 2016.

The Banking Segment recorded a PTSP of $11.9 million and $32.8 million for the three and nine months ended September 30, 2017. Respectively, as compared to PTSP of $10.0 million and $29.3 million for the same respective periods in 2016. The Banking Segment provided 76.7% and 75.4% of the Corporation’s pre-tax profit for both the three and nine month periods ended September 30, 2017, respectively, as compared to 72.7% and 73.1% for the same respective periods in 2016.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2017 were $727.3 million, as compared to $675.4 million at December 31, 2016.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at September 30, 2017 amounted to $16.4 million, as compared to $12.7 million at December 31, 2016.

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

Contractual Cash Obligations of the Corporation as of September 30, 2017:

(dollars in millions)	Total	Within 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Deposits without a stated maturity	$2,189.5	$2,189.5	$—	$—	$—
Wholesale and retail time deposits	494.7	403.7	86.0	5.0	—
Short-term borrowings	180.9	180.9	—	—	—
Long-term FHLB advances	134.7	76.5	53.2	5.0	—
Operating leases	29.7	4.4	8.1	5.8	11.4
Purchase obligations	8.1	2.3	2.9	2.9	—
Total	$3,037.6	$2,857.3	$150.2	$18.7	$11.4

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

•

the integration of the acquired business with the Corporation may take longer than anticipated or be more costly to complete and that the anticipated benefits, including any anticipated cost savings or strategic gains may be significantly harder to achieve or take longer than anticipated or may not be achieved;

•	the need for capital, ability to control operating costs and expenses, and to manage loan and lease delinquency rates;

•	the credit risks of lending activities and overall quality of the composition of acquired loan, lease and securities portfolio; and

•	the inability of key third-party providers to perform their obligations to us.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2017.

There were no changes in the Corporation’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

In a Complaint filed on April 11, 2017 in the U.S. District Court for the Eastern District of Pennsylvania, the Corporation was named as a defendant in a lawsuit entitled Parshall v. Royal Bancshares of Pennsylvania, Inc., et al. In relevant part, Mr. Parshall, a purported shareholder of RBPI, alleged that the Corporation, as a “control person” of RBPI, should be liable for what Mr. Parshall claimed to be inadequate disclosures in the proxy statement/prospectus RBPI sent to its shareholders in connection with soliciting approval of the Corporation’s acquisition of RBPI. Mr. Parshall purported to bring this claim on behalf of a class of similarly-situated RBPI shareholders, although no class was certified by the court. Mr. Parshall did not articulate any monetary damages in his complaint, but sought the right to prevent the Corporation’s acquisition of RBPI (or in the alternative, if it does proceed, rescind it or award rescissory damages), an order for an amended proxy statement/prospectus, a declaratory judgment that the defendants, including the Corporation, violated federal securities laws, and unspecified attorney's fees and litigation costs. On September 27, 2017, the parties submitted a stipulation dismissing as “moot” the action with prejudice as to Mr. Parshall’s claims and without prejudice as to the putative class. The court approved the stipulation and entered an order dismissing the action on September 28, 2017. In accordance with the stipulation, the court retained jurisdiction to decide any motion or request for attorney’s fees and expenses by Mr. Parshall’s counsel.

ITEM 1A. Risk Factors
None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the third quarter of 2017 (1) :

Period	Total Number of Shares Purchased(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2017 – July 31, 2017	—	$—	—	189,300
August 1, 2017 – August 31, 2017	22,923	$41.74	—	189,300
September 1, 2017 – September 30, 2017	2,113	$41.15	—	189,300
Total	25,036	$41.69	—	189,300

(1)

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. All share repurchases under the 2015 Program were accomplished in open market transactions. As of September 30, 2017, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300.

(2)	On September 29, 2017, 680 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(3)

Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation or Bank as follows: 2,403 shares on August 12, 2017; 20,520 shares on August 14, 2017; 305 shares on September 2, 2017; and 1,128 shares on September 15, 2017.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.
         Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
10.1	Employment Agreement, dated as of April 1, 2015, between The Bryn Mawr Trust Company and Lori Goldman
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bryn Mawr Bank Corporation

Date: November 3, 2017	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)