Form 10-K
period 2017-12-31
BRYN MAWR BANK CORP
filed 2018-03-01
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):

Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was $711,760,477 on June 30, 2017 based on the price at which our common stock was last sold on that date.*

As of February 23, 2018 there were 20,225,269 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Definitive Proxy Statement of Registrant to be filed with the Commission pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on April 19, 2018 (“2018 Proxy Statement”), as indicated in Parts II and III, are incorporated into this Form 10-K by reference.

*	Registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405.

Form 10-K

Bryn Mawr Bank Corporation

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report and the documents incorporated by reference herein may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. As such, they are only predictions and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may,” “would,” “could,” “will,” “likely,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “forecast,” “project,” “believe” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•	local, regional, national and international economic conditions, their impact on us and our customers, and our ability to assess those impacts;

•	our need for capital;

•	reduced demand for our products and services, and lower revenues and earnings due to an economic recession;

•	lower earnings due to other-than-temporary impairment charges related to our investment securities portfolios or other assets;

•

changes in monetary or fiscal policy, or existing statutes, regulatory guidance, legislation or judicial decisions that adversely affect our business, including changes in federal income tax or other tax regulations;

•	changes in the level of non-performing assets and charge-offs;

•	effectiveness of capital management strategies and activities;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	other changes in accounting requirements or interpretations;

•	the accuracy of assumptions underlying the establishment of provisions for loan and lease losses and estimates in the value of collateral, and various financial assets and liabilities;

•	inflation, securities market and monetary fluctuations;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	prepayment speeds, loan originations and credit losses;

•	changes in the value of our mortgage servicing rights;

•	sources of liquidity and financial resources in the amounts, at the times, and on the terms required to support our future business;

•

legislation or other governmental action affecting the financial services industry as a whole, the Corporation, or its subsidiaries individually or collectively, including changes in laws and regulations (including laws and regulations concerning banking, securities and insurance) with which we must comply;

•

results of examinations by the Federal Reserve Board of the Corporation or its subsidiaries, including the possibility that such regulator may, among other things, require us to increase our allowance for loan losses or to write down assets, or restrict our ability to: engage in new products or services; engage in future mergers or acquisitions; open new branches; pay future dividends; or otherwise take action, or refrain from taking action, in order to correct activities or practices that the Federal Reserve believes may violate applicable law or constitute an unsafe or unsound banking practice;

•	our common stock outstanding and common stock price volatility;

•	fair value of and number of stock-based compensation awards to be issued in future periods;

•

with respect to mergers and acquisitions, our business and the acquired business will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; • following the completion of a merger or acquisition, revenues may be lower than expected and/or expenses may be higher than expected;

•

deposit attrition, operating costs, customer loss and business disruption following a merger or acquisition, including, without limitation, difficulties in maintaining relationships with employees, customers, and/or suppliers may be greater than expected;

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

•

competitive pressure and practices of other commercial banks, thrifts, mortgage companies, finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in our market areas and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	our ability to continue to introduce competitive new products and services on a timely, cost-effective basis and the mix of those products and services;

•	our ability to contain costs and expenses;

•	protection and validity of intellectual property rights;

•	reliance on large customers;

•	technological, implementation and cost/financial risks in contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);

•	ability to retain key employees and members of senior management;

•	the ability of key third-party providers to perform their obligations to us and our subsidiaries;

•	the need for capital, ability to control operating costs and expenses, and to manage loan and lease delinquency rates;

•	the credit risks of lending activities and overall quality of the composition of acquired loan, lease and securities portfolio;

•	the inability of key third-party providers to perform their obligations to us;

•	other material adverse changes in operations or earnings;

•	risks related to our recent merger with Royal Bancshares of Pennsylvania, Inc. (“RBPI”), including, but not limited to: reputational risks and the reaction of the former RBPI customers to the transaction; diversion of management time on integration-related issues; integration of the acquired business may take longer than anticipated or cost more than expected; the anticipated benefits of the merger, including any anticipated cost savings or strategic gains may be significantly harder to achieve or take longer than anticipated or fail to be achieved; and

•	our success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, along with those set forth under the caption titled “Risk Factors” beginning on page 11 of this Report. All forward-looking statements included in this Report and the documents incorporated by reference herein are based upon the Corporation’s beliefs and assumptions as of the date of this Report. The Corporation assumes no obligation to update any forward-looking statement, whether the result of new information, future events, uncertainties or otherwise, as of any future date. In light of these risks, uncertainties and assumptions, you should not put undue reliance on any forward-looking statements discussed in this Report or incorporated documents.

PART I

ITEM 1.	BUSINESS

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 37 full-service branches, eight limited-hour retirement community offices, two limited-service branches, six wealth offices and a full-service insurance agency. The Corporation’s branches and offices are located throughout Montgomery, Delaware, Chester, Philadelphia, Berks and Dauphin counties of Pennsylvania, Mercer and Camden counties of New Jersey and New Castle county in Delaware. The Corporation’s common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

The Corporation has no active staff as of December 31, 2017. The Corporation is the sole shareholder of the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ, the SEC and other regulatory agencies.

As of December 31, 2017, the Corporation and its subsidiaries had 623 full-time and 57 part-time employees, totaling 652 full time equivalent staff.

ACTIVE SUBSIDIARIES OF THE CORPORATION

The Corporation has four active subsidiaries which provide various services as described below. Additionally, the Corporation and the Bank acquired certain subsidiaries in the RBPI Merger that are not included in the below descriptions as they are not integral or significant to our business.

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

The Bank presently operates 37 full-service branches, eight limited-hour retirement community offices, two limited-service branches and four wealth management offices located throughout Montgomery, Delaware, Chester, Philadelphia, Berks, and Dauphin counties of Pennsylvania. See the section titled “COMPETITION” later in this item for additional information.

•	Lau Associates LLC

Lau Associates LLC, a registered investment advisor, is an independent, family wealth office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau Associates LLC employed 13 full time employees as of December 31, 2017, which are included in the Corporation’s employment numbers. Lau Associates LLC is a wholly-owned subsidiary of the Corporation.

•	The Bryn Mawr Trust Company of Delaware

The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) is a limited-purpose trust company located in Greenville, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. BMTC-DE employed nine full-time and three part time employees as of December 31, 2017. BMTC-DE employees are included in the Corporation’s employment numbers. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly-owned subsidiary of the Corporation.

•	BMT Investment Advisers

BMT Investment Advisers (“BMTIA”), a Delaware statutory trust and wholly-owned subsidiary of the Corporation, was established in May 2017. BMTIA is a SEC registered investment adviser which serves as investment adviser to BMT Investment Funds, a Delaware statutory trust. There is an Investment Advisory Agreement between BMT Investment Advisers and BMT Investment Funds, on behalf of the BMT Multi-Cap Fund. The BMT-Multi-Cap Fund is a broadly diversified mutual fund focused on equity investments. BMT Investment Advisers had no employees as of December 31, 2017.

ACTIVE SUBSIDIARIES OF THE BANK

The Bank has three active subsidiaries providing various services as described below:

●	KCMI Capital, Inc.

KCMI Capital, Inc. (“KCMI”) is a wholly-owned subsidiary of the Bank, located in Media, Pennsylvania, which was established on October 1, 2015. KCMI specializes in providing non-traditional commercial mortgage loans to small businesses throughout the United States. As of December 31, 2017, KCMI employed eight full-time employees which are included in the Corporation’s employment numbers above.

•	BMT Insurance Advisors, Inc. f/k/a Powers Craft Parker and Beard, Inc.

BMT Insurance Advisors, Inc. (“BMT Insurance Advisors”), formerly known as Powers Craft Parker and Beard, Inc. (“PCPB”) is a wholly-owned subsidiary of the Bank, headquartered in Rosemont, Pennsylvania. BMT Insurance Advisors is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

As of December 31, 2017, BMT Insurance Advisors employed 31 full-time employees, of whom 28 are licensed insurance agents, along with one part-time employee, who is also a licensed insurance agent. BMT Insurance Advisors employees are included in the Corporation’s employment numbers above.

•	Bryn Mawr Equipment Finance, Inc.

Bryn Mawr Equipment Finance, Inc. (“BMEF”), a wholly-owned subsidiary of the Bank, is a Delaware corporation registered to do business in Pennsylvania. BMEF is a small-ticket equipment financing company servicing customers nationwide from its Montgomery County, Pennsylvania location. BMEF had ten employees as of December 31, 2017. BMEF employees are included in the Corporation’s employment numbers above.

BUSINESS COMBINATIONS

The Corporation and its subsidiaries engaged in the following business combinations since January 1, 2013:

●	Royal Bancshares of Pennsylvania, Inc.

On December 15, 2017, the merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into the Corporation (the “RPBI Merger”), and the merger of Royal Bank America with and into the Bank, were completed. Consideration totaled $138.6 million, comprised of 3,098,754 shares of the Corporation’s common stock, the assumption of 140,224 warrants to purchase Corporation common stock, valued at $1.9 million, $112 thousand for the cash-out of certain options and $7 thousand cash in lieu of fractional shares. The RBPI Merger initially added $570.4 million of loans, $121.6 million of investments, $593.2 million of deposits, twelve new branches and a loan production office. The acquisition of RBPI expanded the Corporation’s footprint within Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Camden and Mercer Counties in New Jersey.

●	Harry R. Hirshorn & Company, Inc.

On May 24, 2017, the Bank acquired Harry R. Hirshorn & Company, Inc. (“Hirshorn”), an insurance agency headquartered in the Chestnut Hill section of Philadelphia. Consideration totaled $7.5 million, of which $5.8 million was paid at closing, with three contingent cash payments, not to exceed $575 thousand each, to be payable on each of May 24, 2018, May 24, 2019, and May 24, 2020, subject to the attainment of certain targets during the related periods. The acquisition of Hirshorn expanded the Bank’s footprint into this desirable northwest corner of Philadelphia. Immediately after acquisition, Hirshorn was merged into PCPB.

●	Robert J. McAllister Agency, Inc.

On April 1, 2015, the acquisition of Robert J. McAllister, Inc. (“RJM”), an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. Consideration totaled $1.0 million, of which $500 thousand was paid at closing, two contingent payments of $85 thousand (out of a maximum of $100 thousand) and $100 thousand were paid during the second quarters of 2016 and 2017, respectively and three remaining contingent cash payments, not to exceed $100 thousand each, will be payable on each of March 31, 2018, March 31, 2019 and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. Shortly after acquisition, RJM was merged into PCPB.

●	Continental Bank Holdings, Inc.

On January 1, 2015, the merger of Continental Bank Holdings, Inc. (“CBH”) with and into the Corporation (the “CBH Merger”), and the merger of Continental Bank with and into the Bank, were completed. Consideration totaled $125.1 million, comprised of 3,878,304 shares of the Corporation’s common stock, the assumption of options to purchase Corporation common stock valued at $2.3 million, $1.3 million for the cash-out of certain warrants, and $2 thousand cash in lieu of fractional shares. The CBH Merger initially added $424.7 million of loans, $181.8 million of investments, $481.7 million of deposits and ten new branches. The acquisition of CBH enabled the Corporation to expand its footprint within Montgomery County, Pennsylvania.

●	BMT Insurance Advisors, Inc. f/k/a Powers Craft Parker and Beard, Inc.

On October 1, 2014, the acquisition of PCPB, an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. The consideration paid by the Corporation was $7.0 million, of which $5.4 million was paid at closing and three contingent payments, of $542 thousand each, which were paid during the fourth quarters of 2015, 2016 and 2017. The addition enabled the Corporation to offer a full range of insurance products to both individual and business clients. As described above, the subsequent acquisitions of RJM and Hirshorn were merged into PCPB, which was recently renamed BMT Insurance Advisors. The resulting combined entity, operating from two locations, under the name BMT Insurance Advisors, has enhanced the Bank’s ability to offer comprehensive insurance solutions to both individual and business clients.

SOURCES OF THE CORPORATION’S REVENUE

Continuing Operations

See Note 28, “Segment Information,” in the Notes to the Consolidated Financial Statements located in this Annual Report on Form 10-K for additional information. The Corporation had no discontinued operations in 2015, 2016 or 2017.

FINANCIAL INFORMATION ABOUT SEGMENTS

The financial information concerning the Corporation’s business segments is incorporated by reference to this Annual Report on Form 10-K in the section captioned Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 28, “Segment Information,” in the Notes to Consolidated Financial Statements.

DESCRIPTION OF BUSINESS AND COMPETITION

The Corporation and its subsidiaries, including the Bank, compete for deposits, loans, wealth management and insurance services in Delaware, Montgomery, Chester, Philadelphia, Berks, and Dauphin counties in Pennsylvania, Mercer and Camden counties in New Jersey, and New Castle County in Delaware. The Corporation has a significant presence in the Philadelphia suburbs along the Route 30 corridor, also known as the “Main Line”. The Corporation has 37 full-service branches, eight limited-hour retirement community offices, two limited-service branches, one insurance agency (operating from two locations) and six wealth management offices.

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

The Corporation is able to compete with the other firms because of its consistent level of customer service, excellent reputation, professional expertise, comprehensive product line, and its competitive rates and fees. However, there are several negative factors which can hinder the Corporation’s ability to compete with larger institutions such as its limited number of locations, smaller advertising and technology budgets, and a general inability to scale its operating platform, due to its size.

Mergers, acquisitions and organic growth through subsidiaries have contributed significantly to the growth and expansion of the Corporation. The acquisition of Lau Associates LLC in July 2008 and the formation of BMTC-DE allowed the Corporation to establish a presence in the State of Delaware, where it competes for wealth management business. The November 2012 acquisition of certain loan and deposit accounts and a branch location from First Bank of Delaware enabled the Corporation to further expand its banking segment in the greater Wilmington, Delaware area.

The Corporation’s first significant bank acquisition, the July 2010 merger with First Keystone Financial, Inc. expanded the Corporation’s footprint significantly into Delaware County, Pennsylvania. This was followed by the January 2015 merger with CBH and the December 2017 merger with RBPI. These bank mergers further expanded the Corporation’s reach well into the surrounding counties in Pennsylvania, including five branches within the City of Philadelphia, and also expanded the Bank’s footprint into southern and central New Jersey.

The acquisition the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in May 2011 enabled the Bank’s Wealth Management Division to extend into central Pennsylvania by continuing to operate the former PWMG offices located in Hershey, Pennsylvania. The May 2012 acquisition of the Davidson Trust Company allowed the Corporation to further expand its range of services and bring deeper market penetration in our core market area.

The October 2014 acquisition of PCPB, April 2015 acquisition of RJM, and the May 2017 acquisition of Hirshorn enabled the Bank to expand its range of insurance solutions to both individuals as well as business clients. The Hirshorn transaction, in particular, established a key location in the desirable northwest corner of Philadelphia, affording the Bank greater opportunity to provide insurance and other financial solutions to both existing and potential clients.

In October 2015, KCMI was established which enabled the Corporation to compete, on a national level, for a specialized lending market that focuses on non-traditional small business borrowers with well-established businesses. In addition to KCMI, BMEF, which specializes in equipment leases for small- and mid-sized businesses, also competes on a national scale.

In May 2017, BMTIA was established. BMTIA is a SEC registered investment adviser which serves as investment adviser to BMT Investment Funds, a Delaware statutory trust. There is an Investment Advisory Agreement between BMT Investment Advisers and BMT Investment Funds, on behalf of the BMT Multi-Cap Fund. The BMT-Multi-Cap Fund is a broadly diversified mutual fund focused on equity investments which the Corporation’s wealth management division is able to offer as an investment choice to its client base.

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

The regulations of the Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank’s 2018 net income plus its net retained earnings for the previous two years. As of January 1, 2018, this amount was $38.5 million. However, the amount of dividends paid by the Bank cannot reduce capital levels below levels that would cause the Bank to be less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

The law also permits banks as well as the Department of Banking to disclose formal enforcement actions initiated by the Department of Banking, clarifies that the Department of Banking has examination and enforcement authority over subsidiaries as well as affiliates of regulated banks and bolsters the Department of Banking’s enforcement authority over its regulated institutions by clarifying its ability to remove directors, officers and employees from institutions for violations of laws or orders or for any unsafe or unsound practice or breach of fiduciary duty. Changes to existing law also allow the Department of Banking to assess civil money penalties of up to $25,000 per violation.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the fourth quarter of 2017 was an annualized rate of .64 basis points. Payments of the FICO assessment during the twelve months ended December 31, 2017 totaled $165 thousand. Included in our FICO assessment paid in 2017 was $8 thousand related to RBPI as a result of the RBPI Merger.

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

Minimum Capital Ratios: The risk-based guidelines require all banks to maintain three “risk-weighted assets” ratios. The first is a minimum ratio of total capital (“Tier I” and “Tier II” capital) to risk-weighted assets equal to 8.00%; the second is a minimum ratio of “Tier I” capital to risk-weighted assets equal to 6.00%; and the third is a minimum ratio of “Common Equity Tier I” capital to risk-weighted assets equal to 4.5%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

The risk-based capital rules also account for interest rate risk. Institutions with interest rate risk exposure above a normal level would be required to hold extra capital in proportion to that risk. A bank’s exposure to declines in the economic value of its capital due to changes in interest rates is a factor that the banking agencies will consider in evaluating a bank’s capital adequacy. The rule does not codify an explicit minimum capital charge for interest rate risk. Management currently monitors and manages its assets and liabilities for interest rate risk, and believes its interest rate risk practices are prudent and are in-line with industry standards. Management is not aware of any new or proposed rules or standards relating to interest rate risk that would materially adversely affect our operations.

The “leverage” ratio rules require banks which are rated the highest in the composite areas of capital, asset quality, management, earnings, liquidity and sensitivity to market risk to maintain a ratio of “Tier I” capital to “adjusted total assets” (equal to the bank’s average total assets as stated in its most recent quarterly Call Report filed with its primary federal banking regulator, minus end-of-quarter intangible assets that are deducted from Tier I capital) of not less than 4.00%.

For purposes of the capital requirements, “Tier I” or “core” capital is defined to include common stockholders’ equity and certain noncumulative perpetual preferred stock and related surplus. “Tier II” or “qualifying supplementary” capital is defined to include a bank’s allowance for loan and lease losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain “hybrid capital instruments” and certain term subordinated debt instruments. “Common Equity Tier I” capital is defined as the sum of common stock instruments and related surplus net of treasury stock, retained earnings, accumulated other comprehensive income, and qualifying minority interests.

In addition to the capital requirements discussed above, banks are required to maintain a “capital conservation buffer” above the regulatory minimum capital requirements, which must consist entirely of common equity Tier I capital.

The capital conservation buffer was being phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. All of the U.S. banking regulators have delayed the last phase of the capital rules’ transition provisions relating to certain deductions from capital and limitations on the recognition of minority interests. The final rule, released on November 21, 2017, effectively freezes the currently applicable phase-in of the transition provisions for these capital requirements until separate rulemaking is finalized.

Institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital levels fall below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Bank’s and the Corporation’s regulators have the power to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier I capital to take into account the macro-financial environment and periods of excessive credit growth. However, this buffer is only applicable to “advanced approach banks” ( i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation and the Bank. The capital requirement rules, which were finalized in July 2013 implement revisions and clarifications consistent with Basel III regarding the various components of Tier I capital, including common equity, unrealized gains and losses, as well as certain instruments that no longer qualify as Tier I capital, some of which are being phased out over time. However, small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier I or Tier II capital prior to May 19, 2010 in additional Tier I or Tier II capital until they redeem such instruments or until the instruments mature.

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

(i)	a new common equity Tier I capital ratio of 6.5%;
(ii)	a Tier I capital ratio of 8% (increased from 6%);
(iii)	a total capital ratio of 10% (unchanged from current rules); and
(iv)	a Tier I leverage ratio of 5% (increased from 4%).

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

These privacy regulations will affect how consumer’s information is transmitted through diversified financial companies and conveyed to outside vendors. Management does not believe the privacy regulations will have a material adverse impact on its operations in the near term.

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

The Trump administration has indicated its intent to bring changes to the U.S. financial services industry that we cannot now predict. Public comments by President Donald J. Trump, as well as his appointees at various federal agencies, may suggest the Administration’s intent to change policies and regulations that implement current federal law, including those implementing the Dodd-Frank Act. At this point we are unable to determine what impact the Trump Administration’s policy changes might have on the Corporation or its subsidiaries.

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

As discussed earlier, the Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier I capital are restricted to capital instruments that are considered to be Tier I capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier I capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

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

Economic troubles may negatively affect our leasing business

The Corporation’s leasing business which began operations in September 2006, consists of the nationwide leasing of various types of equipment to small- and medium-sized businesses. Continued economic sluggishness may result in higher credit losses than we would experience in our traditional lending business, as well as potential increases in state regulatory burdens such as state income taxes, personal property taxes and sales and use taxes.

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

Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value

We regularly evaluate opportunities to advance our strategic objectives by acquiring and investing in banks and in other complementary businesses, such as wealth advisory or insurance agencies, or opening new branches or offices. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not directly impact cash flow or tangible capital.

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

There is no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions. Our inability to overcome these risks could have an adverse effect on our levels of reported net income, return on average equity and return on average assets, and our ability to achieve our business strategy and maintain our market value.

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

Because we retain the servicing rights on many loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights is heavily dependent on market interest rates and tends to increase with rising interest rates and decrease with falling interest rates. If we are required to record an impairment charge, it would adversely affect our financial condition and results of operations.

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

Accounting standards periodically change and the application of our accounting policies and methods may require management to make estimates about matters that are uncertain

The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

In addition, management must exercise judgment in appropriately applying many of our accounting policies and methods so they comply with generally accepted accounting principles. In some cases, management may have to select a particular accounting policy or method from two or more alternatives. In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in our reporting materially different amounts than would have been reported if we had selected a different policy or method. Accounting policies are critical to fairly presenting our financial condition and results of operations and may require management to make difficult, subjective or complex judgments about matters that are uncertain.

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

Legal proceedings to which we are subject or may become subject may have a material adverse impact on our financial position and results of operations.

Like many banks and other financial services organizations in our industry, we are from time to time involved in various legal proceedings and subject to claims and other actions related to our business activities brought by customers, employees and others.  All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management.  If resolved against us, such legal proceedings could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business.  Similarly, if we settle such legal proceedings, it may affect our financial condition and how we operate our business.  Future court decisions, alternative dispute resolution awards, matters arising due to business expansion, or legislative activity may increase our exposure to litigation and regulatory investigations.  In some cases, substantial non-economic remedies or punitive damages may be sought.  Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment, or settlement that may be entered against us, that such coverage will prove to be adequate, or that such coverage will continue to remain available on acceptable terms, if at all.  Legal proceedings to which we are subject or may become subject may have a material adverse impact on our financial position and results of operations.

A return to recessionary conditions or a large and unexpected rise in interest rates could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in 2008 that followed a national home price peak in mid-2006, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and a return to higher unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. A large or unexpected rise in interest rates could materially impact consumer and business ability to repay, thus increasing our level of nonperforming loans and reducing demand for loans. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

If sufficient wholesale funding to support earning-asset growth is unavailable, the Corporation’s net income may decrease

Management recognizes the need to grow both non-wholesale and wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been supplemented by various forms of wholesale funding which is defined as wholesale deposits (primarily wholesale certificates of deposit) and borrowed funds (FHLB advances, Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2017 represented approximately 15.9% of total funding compared to 18.0% at December 31, 2016 and 17.9% at December 31, 2015. Wholesale funding is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

In the absence of wholesale funding sources, the Corporation may need to reduce earning asset growth through the reduction of current production, sale of assets, and/or the participating out of future and current loans or leases. This in turn might reduce future net income of the Corporation.

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

Previously enacted and potential future legislation, including legislation to reform the U.S. financial regulatory system, could adversely affect our business

With the 2016 U.S. presidential election resulting in a new President and a new political party controlling the Executive Branch of the Federal Government, the new administration has brought and may continue to bring changes to the U.S. financial services industry that we cannot now predict. Public comments by President Donald J. Trump may suggest his intent to change policies and regulations that implement current federal law, including those implementing the Dodd-Frank Act. At this point we are unable to determine what impact the Trump Administration’s policy changes might have on the Corporation or its subsidiaries.

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

Additionally, the federal government has passed a variety of other reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act. The Dodd-Frank Act imposes significant regulatory and compliance changes. Effects of the Dodd-Frank Act on our business include:

●	changes to regulatory capital requirements;

●	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier I capital;

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

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us.

The Consumer Financial Protection Bureau (“CFPB”) may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The potential reach of the CFPB’s broad rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

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

Potential losses incurred in connection with possible repurchases and indemnification payments related to mortgages that we have sold into the secondary market may require us to increase our financial statement reserves in the future

We engage in the origination and sale of residential mortgages into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan. While we believe our mortgage lending practices and standards to be adequate, we have settled a small number of claims we consider to be immaterial; however we may receive requests in the future, which could be material in volume. If that were to happen, we could incur losses in connection with loan repurchases and indemnification claims, and any such losses might exceed our financial statement reserves, requiring us to increase such reserves. In that event, any losses we might have to recognize and any increases we might have to make to our reserves could have a material adverse effect on our business, financial position, liquidity, results of operations or cash flows.

Our ability to realize our deferred tax asset may be reduced, which may adversely impact results of operations

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, the Corporation may incur a charge to earnings. The value of our deferred tax asset is directly related to effective income tax rates in effect at the time of uses. On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Reform”), was signed into law. The Tax Reform, among other changes, reduces the U.S. federal corporate income tax rate from 35% to 21%. As a result of the Tax Reform, the Corporation has recorded a provisional one-time tax expense of $15.2 million, which consisted primarily of the re-measurement of deferred tax assets and liabilities from the enacted federal rate of 35% to 21%.

Environmental risk associated with our lending activities could affect our results of operations and financial condition

A significant portion of our loan portfolio is secured by real property. In the course of our business, we may own, acquire in bank acquisition such as the RBPI Merger, or foreclose and take title to real estate and could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. If we were to become subject to significant environmental liabilities, it could have a material adverse effect on our results of operations and financial condition.

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

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. Management diligently reviews and updates its internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, results of operations and financial condition.

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

The Corporation’s common stock is subordinate to all of our existing and future indebtedness; regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock; and we are not limited on the amount of indebtedness we and our subsidiaries may incur in the future

Our common stock ranks junior to all indebtedness, including our outstanding subordinated notes, junior subordinated debentures and other non-equity claims on the Corporation with respect to assets available to satisfy claims on the Corporation, including in a liquidation of the Corporation. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of our common stock, dividends are payable only when, as and if authorized and declared by our Board of Directors and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board of Directors deems relevant. Under Pennsylvania law we are subject to restrictions on payments of dividends out of lawfully available funds. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

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

The Corporation is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Corporation’s operations and prospects

The Corporation currently depends on the services of a number of key management personnel. The loss of key personnel could materially and adversely affect the results of operations and financial condition. The Corporation’s success also depends in part on the ability to attract and retain additional qualified management personnel. Competition for such personnel is strong and the Corporation may not be successful in attracting or retaining the personnel it requires.

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

As of December 31, 2017, the Corporation owns or leases 37 full-service branch locations, eight limited-hour retirement community branches, two limited-service branch locations, six wealth management offices, one insurance agency and eight other office properties which serve as administrative offices.

The following table details the Corporation’s properties and deposits as of December 31, 2017:

Property Address	Owned/Leased

Full Service Branches (Banking Segment):

801 Lancaster Ave., Bryn Mawr, PA 19010*	Owned

105 W. 4th St., Bridgeport, PA 19405	Owned

3218 Edgemont Ave., Brookhaven, PA 19015	Owned

18 W. Eagle Rd., Havertown, PA 19083	Owned

655 W. DeKalb Pk., King of Prussia, PA 19406	Owned

22 W. State St., Media, PA 19063	Owned

732 Montgomery Ave., Narberth, PA 19072	Owned

39 W. Lancaster Ave., Paoli, PA 19301	Owned

6331 Castor Ave., Philadelphia, PA 19149	Owned

1650 Grant Ave., Philadelphia, PA 19115	Owned

330 Dartmouth Ave., Swarthmore, PA 19081	Owned

330 E. Lancaster Ave., Wayne, PA 19087	Owned

50 W. Lancaster Ave., Ardmore, PA 19003	Leased

5000 Pennell Rd., Aston, PA 19014	Leased

135 E. City Ave., Bala Cynwyd, PA 19004	Leased

1651 Blackwood Clementon Rd., Blackwood, NJ 08012	Leased

599 Skippack Pk., Blue Bell, PA 19422	Leased

US Rts. 1 and 100, Chadds Ford, PA 19317	Leased

23 E. Fifth St., Chester, PA 19013	Leased

31 Baltimore Pk., Chester Heights, PA 19017	Leased

528 Fayette St., Conshohocken, PA 19428	Leased

113 W. Germantown Pk., East Norriton, PA 19401	Leased

237 N. Pottstown Pk., Exton, PA 19341	Leased

106 E. Street Rd., Kennett Square, PA 19348	Leased

197 E. DeKalb Pk., King of Prussia, PA 19406	Leased

33 W. Ridge Pk., Limerick, PA 19468	Leased

3601 West Chester Pk., Newtown Square, PA 19073	Leased

7133 Ridge Ave., Philadelphia, PA 19128	Leased

180 W. Girard Ave., Philadelphia, PA 19123	Leased

1230 Walnut St., Philadelphia, PA 19107	Leased

124 Main St., Phoenixville, PA 19460	Leased

516 E. Lancaster Ave., Shillington, PA 19607	Leased

795 E. Lancaster Ave., Villanova, PA 19085	Leased

849 Paoli Pk., West Chester, PA 19380	Leased

436 Egypt Rd., West Norriton, PA 19428	Leased

155 York Rd., Willow Grove, PA 19046	Leased

1000 Rocky Run Parkway, Wilmington, DE 19803	Leased

Life Care Community Offices (Banking Segment):

10000 Shannondell Dr., Audubon, PA 19403	Leased

404 Cheswick Pl., Bryn Mawr, PA 19010	Leased

601 N. Ithan Ave., Bryn Mawr, PA 19010	Leased

1400 Waverly Rd., Gladwyne, PA 19035	Leased

3300 Darby Rd., Haverford, PA 19041	Leased

11 Martins Run, Media, PA 19063	Leased

535 Gradyville Rd., Newtown Square, PA 19073	Leased

1615 E. Boot Rd., West Chester, PA 19380	Leased

Limited Service Branches (Banking Segment):

20 Montchanin Rd., Suite 185 Greenville, DE 19807**	Leased

20 Nassau St., 100A, Princeton, NJ	Leased

Other Administrative Offices (Banking and Wealth Management Segments)

10 S. Bryn Mawr Ave., Bryn Mawr, PA 19010***	Owned

322 E. Lancaster Ave., Wayne, PA 19087	Owned

2, 6 S. Bryn Mawr Ave., Bryn Mawr, PA 19010	Leased

4093 W. Lincoln Hwy., Exton, PA 19341**	Leased

16 Campus Blvd., Newtown Square, PA 19073**	Leased

1 West Chocolate Ave., Hershey, PA 17033***	Leased

620 W. Germantown Pk., Plymouth Mtg, PA 19462**	Leased

20 North Waterloo Rd., Devon PA 19380***	Leased

15 Garrett Ave, Rosemont, PA 19010****	Leased

14 E Highland Ave., Philadelphia, PA 19118****	Leased

47 Hulfish St. 400, Princeton, NJ***	Leased

115 West Ave., Jenkintown, PA	Leased

3411 Silverside Rd., #103 Springer, Wilmington, DE	Leased

Subsidiary Offices (Wealth Management Segment):

Lau Associates - 20 Montchanin Rd., Suite 110, Greenville, DE 19087	Leased

BMTC-DE - 20 Montchanin Rd., Suite 100 Greenville, DE 19807	Leased

   *     Corporate headquarters and executive offices

 **     Lending office

***    Wealth Management office

**** Insurance Agency

ITEM 3.	LEGAL PROCEEDINGS

On April 11, 2017, Paul Parshall, a purported shareholder of Royal Bancshares of Pennsylvania, Inc., filed a purported class action lawsuit (the “Parshall lawsuit”) in the U.S. District Court for the Eastern District of Pennsylvania (the “Court’) against RBPI and the Corporation.  Mr. Parshall alleged that the Corporation, as a “control person” of RBPI, should be liable for what he claimed to be inadequate disclosures in the proxy statement/prospectus RBPI sent to its shareholders in connection with soliciting approval of the Corporation’s acquisition of RBPI.  Mr. Parshall did not articulate any monetary damages in his complaint, but sought the right to prevent the Corporation’s acquisition of RBPI (or in the alternative, if it does proceed, rescind it or award rescissory damages), an order for an amended proxy statement/prospectus, a declaratory judgment that the defendants, including the Corporation, violated federal securities laws, and unspecified attorney's fees and litigation costs.  On September 28, 2017, the Court approved a joint stipulation dismissing as “moot” the Parshall lawsuit with prejudice as to Mr. Parshall’s claims and without prejudice as to the putative class.  Management considers this matter closed.

The information required by this Item is set forth in the “Legal Matters” discussion in Note 23, “Contingencies” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, and which is incorporated herein by reference in response to this Item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

 PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the NASDAQ Stock Market under the symbol BMTC. As of February 23, 2018 there were 763 holders of record of the Corporation’s common stock.

The following table sets forth the range of high and low sales prices for the common stock for each full quarterly period within the two most recent fiscal years as well as the quarterly dividends paid.

	2017			2016
	High	Low	Dividend Declared	High	Low	Dividend Declared
1st Quarter	$42.60	$36.80	$0.21	$29.18	$23.92	$0.20
2nd Quarter	$43.85	$38.50	$0.21	$30.53	$24.83	$0.20
3rd Quarter	$44.40	$38.75	$0.22	$32.50	$28.13	$0.21
4th Quarter	$46.55	$41.40	$0.22	$42.45	$29.50	$0.21

The information regarding dividend restrictions is set forth in Note 24 – “Dividend Restrictions” in the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

•	Comparison of Cumulative Total Return Chart

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2017, with (1) the Total Return of the NASDAQ Community Bank Index; (2) the Total Return of the NASDAQ Market Index; (3) the Total Return of the SNL Bank and Thrift Index; and (4) the Total Return of the SNL Mid-Atlantic Bank Index. This comparison assumes $100.00 was invested on December 31, 2012, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Total Return Performance
Bryn Mawr Bank Corporation
NASDAQ Community Bank Index
NASDAQ Market Index
SNL Bank and Thrift Index
SNL Mid-Atlantic Bank Index
Index Value
280
260
240
220
200
180
160
140
120
100
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

Five Year Cumulative Return Summary
	As of December 31,
	2012	2013	2014	2015	2016	2017

Bryn Mawr Bank Corporation	$100.00	$139.27	$148.16	$139.62	$210.83	$225.62

NASDAQ Community Bank Index	$100.00	$141.68	$148.28	$162.44	$225.41	$231.20

NASDAQ Market Index	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71

SNL Bank and Thrift	$100.00	$136.92	$152.85	$155.94	$196.86	$231.49

SNL Mid-Atlantic Bank	$100.00	$134.79	$146.85	$152.36	$193.66	$237.34

•	Equity Compensation Plan Information

The information set forth under the caption “Equity Plan Compensation Information” in the 2018 Proxy Statement is incorporated by reference herein. Additionally, equity compensation plan information is incorporated by reference to Item 12 of this Annual Report on Form 10-K. Additional information regarding the Corporation’s equity compensation plans can be found at Note 20 – “Stock-Based Compensation” in the accompanying Notes to Consolidated Financial Statements found in this Annual Report on Form 10-K.

•   Issuer Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2017:

Shares Repurchased in the 4th Quarter of 2017

Period:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs(1)
Oct. 1, 2017 – Oct. 31, 2017(2)	610	$44.65	—	189,300
Nov. 1, 2017 – Nov. 30, 2017	—	—	—	189,300
Dec. 1, 2017 – Dec. 31, 2017(3)	400	$44.36	—	189,300
Total	1,010	$44.54	—	189,300

(1)

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. During the three months ended December 31, 2017, no repurchases occurred under the 2015 Program. As of December 31, 2017, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300.

(2)	On October 5, 2017, 610 shares were purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation.
(3)	On December 29, 2017, 400 were purchased by the Corporation’s deferred compensation plans through open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

Earnings	As of or for the Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Interest income	$129,559	$116,991	$108,542	$82,906	$78,417
Interest expense	14,432	10,755	8,415	6,078	5,427
Net interest income	115,127	106,236	100,127	76,828	72,990
Provision for loan and lease losses	2,618	4,326	4,396	884	3,575
Net interest income after provision for loan and lease losses	112,509	101,910	95,731	75,944	69,415
Non-interest income	59,132	53,968	55,785	48,223	48,283
Non-interest expense	114,395	101,674	125,590	81,319	80,668
Income before income taxes	57,246	54,204	25,926	42,848	37,030
Income taxes	34,230	18,168	9,172	15,005	12,586
Net Income	$23,016	$36,036	$16,754	$27,843	$24,444

Per Share Data
Weighted-average shares outstanding	17,150,125	16,859,623	17,488,325	13,566,239	13,311,215
Dilutive potential Common Stock	248,798	168,499	267,996	294,801	260,395
Adjusted weighted-average shares	17,398,923	17,028,122	17,756,321	13,861,040	13,571,610
Earnings per common share:
Basic	$1.34	$2.14	$0.96	$2.05	$1.84
Diluted	$1.32	$2.12	$0.94	$2.01	$1.80
Dividends declared	$0.86	$0.82	$0.78	$0.74	$0.69
Dividends declared per share to net income per basic common share	59.79%	38.3%	81.3%	36.1%	37.5%
Shares outstanding at year end	20,161,395	16,939,715	17,071,523	13,769,336	13,650,354
Book value per share	$26.19	$22.50	$21.42	$17.83	$16.84
Tangible book value per share	$15.98	$15.11	$13.89	$13.59	$13.02

Profitability Ratios
Tax-equivalent net interest margin	3.69%	3.76%	3.75%	3.93%	3.98%
Return on average assets	0.67%	1.16%	0.57%	1.32%	1.23%
Return on average equity	5.76%	9.75%	4.49%	11.56%	11.53%
Non-interest expense to net interest income and non-interest income	65.6%	63.5%	80.6%	65.0%	66.5%
Non-interest income to net interest income and non-interest income	33.9%	33.7%	35.8%	38.6%	39.8%
Average equity to average total assets	11.69%	11.90%	12.68%	11.38%	10.63%

Financial Condition
Total assets	$4,449,720	$3,421,530	$3,030,997	$2,246,506	$2,061,665
Total liabilities	3,921,601	3,040,403	2,665,286	2,001,032	1,831,767
Total shareholders’ equity	528,119	381,127	365,711	245,474	229,898
Interest-earning assets	4,039,763	3,153,015	2,755,506	2,092,164	1,905,398
Portfolio loans and leases	3,285,858	2,535,425	2,268,988	1,652,257	1,547,185
Investment securities	701,744	573,763	352,916	233,473	289,245
Goodwill	179,889	104,765	104,765	35,502	32,843
Intangible assets	25,966	20,405	23,903	22,998	19,365
Deposits	3,373,798	2,579,675	2,252,725	1,688,028	1,591,347
Borrowings	496,837	423,425	378,509	283,970	216,535
Wealth assets under management, administration, supervision and brokerage	12,968,738	11,328,457	8,364,805	7,699,908	7,268,273

Capital Ratios
Tier I leverage ratio (Tier I capital to total quarterly average assets)	10.04%	8.73%	9.02%	9.54%	9.29%
Tier I capital to risk weighted assets	10.36%	10.51%	10.72%	12.00%	11.57%
Total regulatory capital to risk weighted assets	13.85%	12.35%	12.61%	12.87%	12.55%

Asset quality
Allowance as a percentage of portfolio loans and leases	0.53%	0.69%	0.70%	0.88%	1.00%
Non-performing loans and leases as a % of portfolio loans and leases	0.26%	0.33%	0.45%	0.61%	0.68%

Information related to business combinations and accounting changes may be found under the captions “Summary of Significant Accounting Policies – Nature of Business” at Note 1-A and “Recent Accounting Pronouncements” at Note 1-W, respectively, in the accompanying Notes to Consolidated Financial Statements found in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 37 full-service branches, eight limited-hour retirement community offices, two limited-service branches, six wealth management offices and a full-service insurance agency located throughout Montgomery, Delaware, Chester, Philadelphia, Berks, and Dauphin counties in Pennsylvania, Mercer and Camden counties of New Jersey, and New Castle county in Delaware. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

Since January 1, 2010, the Corporation and Bank completed the following nine acquisitions:

●	Royal Bancshares of Pennsylvania, Inc. (“RBPI”) – December 15, 2017 (the “RBPI Merger”)
●	Harry R. Hirshorn & Company, Inc. (“Hirshorn”) – May 24, 2017
●	Robert J. McAllister Agency, Inc. (“RJM”) – April 1, 2015
●	Continental Bank Holdings, Inc. (“CBH”) – January 1, 2015 (the “CBH Merger”)
●	Powers Craft Parker and Beard, Inc. (“PCPB”) – October 1, 2014
●	First Bank of Delaware (“FBD”) – November 17, 2012
●	Davidson Trust Company (“DTC”) – May 15, 2012
●	The Private Wealth Management Group of the Hershey Trust Company (“PWMG”) – May 11, 2011
●	First Keystone Financial, Inc. (“FKB”) – July 1, 2010

For a more complete discussion regarding certain of these acquisitions, see Item 1 – Business at page 1 in this Form 10-K.

Results of Operations

The following is management’s discussion and analysis of the significant changes in the financial condition, results of operations, capital resources and liquidity presented in the accompanying Consolidated Financial Statements. The Corporation’s consolidated financial condition and results of operations are comprised primarily of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. For more information on the factors that could affect performance, see “Special Cautionary Notice Regarding Forward Looking Statements” immediately following the index at the beginning of this document.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform the previous years' consolidated financial statements to the current year’s presentation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ from these estimates.

The Allowance for Loan and Lease Losses (the “Allowance”)

The Allowance involves a higher degree of judgment and complexity than other significant accounting policies. The Allowance is estimated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses present in the loan portfolio as of the reporting date. Management’s determination of the adequacy of the Allowance is based on frequent evaluations of the loan and lease portfolio and other relevant factors. Consideration is given to a variety of factors in establishing the estimate. Quantitative factors in the form of historical charge-off history by portfolio segment are considered. In connection with these quantitative factors, management establishes what it deems to be an adequate look-back period (“LBP”) for the charge-off history. As of December 31, 2017, management utilized a five-year LBP, which it believes adequately captures the trends in charge-offs. In addition, management develops an estimate of a loss emergence period (“LEP”) for each segment of the loan portfolio. The LEP estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan. As of December 31, 2017, management utilized a two-year LEP for its commercial loan segments and a one-year LEP for its consumer loan segments based on analyses of actual charge-offs tracked back in time to the triggering event for the eventual loss. In addition, various qualitative factors are considered, including specific terms and conditions of loans and leases, underwriting standards, delinquency statistics, industry concentration, overall exposure to a single customer, adequacy of collateral, the dependence on collateral, and results of internal loan review, including a borrower’s perceived financial and management strengths, the amounts and timing of the present value of future cash flows, and the access to additional funds. It should be noted that this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amounts and timing of expected cash flows on impaired loans and leases, the value of collateral, estimated losses on consumer loans and residential mortgages and the relevance of historical loss experience. The process also considers economic conditions and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provision for loan and lease losses (the “Provision”) may be required that would adversely impact earnings in future periods. See the section of this document titled Asset Quality and Analysis of Credit Risk for additional information.

Fair Value Measurement of Investment Securities Available-for-Sale and Assessment for Impairment of Certain Investment Securities

Management may designate its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment for changes in the fair market values of investment securities in the Corporation’s Consolidated Financial Statements that are otherwise identical. Should evidence emerge which indicates that management’s intent or ability to maintain the securities as originally designated is not supported, reclassifications among the three designations may be necessary and, as a result, may require adjustments to the Corporation’s Consolidated Financial Statements. As of December 31, 2017, the Corporation’s investment portfolio was primarily comprised of investment securities classified as available for sale.

Valuation of Goodwill and Intangible Assets

Goodwill and intangible assets have been recorded on the books of the Corporation in connection with its acquisitions. Management completes a goodwill impairment analysis at least on an annual basis, or more often if events and circumstances indicate that there may be impairment. Management also completes an annual impairment test for other intangible assets, or more often, if events and circumstances indicate a possible impairment. During 2016, management made a voluntary change in the method of applying an accounting principle related to the timing of the annual goodwill impairment assessment from December 31st to October 31st based on the time-intensive nature of the goodwill impairment assessment. Management does not consider this change in impairment testing date to be a material change in application of an accounting principle. There was no goodwill impairment recorded during the twelve-month periods ended December 31, 2017, 2016 or 2015. There was no impairment of identifiable intangible assets during the twelve-month periods ended December 31, 2017 or 2016. For the twelve-month period ended December 31, 2015, a $387 thousand impairment related to a favorable lease asset was incurred. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other significant accounting policies are presented in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. The Corporation’s accounting policies have not substantively changed any aspect of its overall approach in the application of the foregoing policies.

Overview of General Economic, Regulatory and Governmental Environment

Domestic economic growth in the U.S. accelerated in the middle two quarters of 2017, after a slow start to the year. U.S. Real GDP grew by +3.2% in the third quarter, after a growth level of +3.1% in the second quarter. On a preliminary basis, Real GDP grew at +2.6% in the fourth quarter of 2017, with forecasts for faster growth in the first half of 2018.

At the Federal Open Market Committee’s last meeting of 2017 on December 12-13, the Federal Reserve raised the target range for the federal funds rate by 0.25% to a range of 1.25% - 1.50%, as expected. On January 31 of this year, the FOMC completed its first two-day meeting of 2018 and delivered a more hawkish tone in its statement concerning growth and inflation. Currently, Fed Funds futures are implying that the Fed will raise short term rates three times over the course of the year.

With monetary policy turning less accommodative, fiscal policy has become more supportive of growth. H.R.1, or the “Tax Cuts and Jobs Act” (“Tax Reform”) was signed into law by President Trump on December 22, 2017, and became effective on January 1, 2018. The legislation is designed to lower both corporate and individual income rates, with the dual goals of making U.S. corporations more competitive globally with a less onerous tax structure, as well as providing U.S. individual taxpayers with more after-tax discretionary income.

Financial markets entered 2018, with the major stock market indices registering new highs and interest rates, both at the short and long ends of the yield curve, rising. Fundamental drivers of financial asset prices remain very strong. However, we believe that volatility will run at a higher level this year versus 2017.

Executive Overview

The following Executive Overview provides a summary-level review of the results of operation for 2017 compared to 2016 and 2016 compared to 2015 as well as a comparison of the December 31, 2017 balance sheet as compared to the December 31, 2016 balance sheet. More detailed information regarding these comparisons can be found in the sections that follow.

2017 Compared to 2016

Income Statement

The Corporation reported net income of $23.0 million or $1.32 diluted earnings per share for the twelve months ended December 31, 2017, as compared to $36.0 million, or $2.12 diluted earnings per share, for the same period in 2016. Return on average equity ("ROE") and return on average assets ("ROA") for the twelve months ended December 31, 2017, were 5.76% and 0.67%, respectively, as compared to 9.75% and 1.16%, respectively, for the same period in 2016. The primary cause for the $13.0 million decrease in net income was the one-time income tax charge of $15.2 million recorded for the re-measurement of the Corporation’s net deferred tax asset. The re-measurement was required as a result of the passage of Tax Reform signed into law on December 22, 2017, which lowered the top federal corporate income tax rate from 35% to 21%. In addition to this one-time tax charge, due diligence, merger-related and merger integration costs increased by $6.1 million year over year primarily related to the RBPI Merger.

Average loans and investments increased $309.1 million over the prior year driving a $12.8 million increase in tax-equivalent interest income. Average interest-bearing deposits and borrowings increased $210.6 million contributing to a $3.7 million increase in interest expense over the prior year. The tax-equivalent yield earned on loans for the twelve months ended December 31, 2017 decreased one basis point from the same period in 2016, while the tax-equivalent yield in available for sale investments increased 24 basis points over the same period. The rate paid on interest-bearing deposits and borrowings also increased by twelve and six basis points, respectively.

For the twelve months ended December 31, 2017, the Provision of $2.6 million was a $1.7 million decrease from the $4.3 million recorded for the same period in 2016. Slightly lower net loan and lease charge-offs for 2017 as compared to 2016, combined with stable credit quality and improvements in certain qualitative indicators which factor into the calculation of the Allowance, accounted for the decrease in Provision.

Non-interest income for the twelve months ended December 31, 2017 was $59.1 million, a $5.2 million increase from the same period in 2016. An increase of $2.0 million in fees for wealth management services resulted as wealth assets under management, administration, supervision and brokerage increased $1.64 billion from December 31, 2016 to December 31, 2017. Insurance revenue increased $867 thousand for the twelve months ended December 31, 2017 as compared to the same period in 2016, due to the May 2017 acquisition of Hirshorn Boothby. Revenue from our capital markets initiative, which was launched in the second quarter of 2017, contributed $2.4 million to non-interest income for the twelve-months ended December 31, 2017. These increases were partially offset by a $607 thousand decrease in net gain on sale of loans.

Non-interest expense for the twelve months ended December 31, 2017, was $114.4 million, an increase of $12.7 million, as compared to the same period in 2016. The increase was largely related to a $6.1 million increase in due diligence and merger-related expenses primarily related to the RBPI Merger. A $5.8 million increase in salaries and wages was largely due to staffing increases from our capital markets initiative, the Hirshorn Boothby acquisition and the Princeton wealth management office and to a smaller extent, the December 15, 2017 RBPI Merger. Annual salary and wage increases and increases in incentive compensation also contributed to the increase.

Balance Sheet

Asset quality as of December 31, 2017 is stable, with nonperforming loans and leases comprising 0.26% of portfolio loans as compared to 0.33% of portfolio loans as of December 31, 2016. The Allowance of $17.5 million was 0.53% of portfolio loans and leases as of December 31, 2017, as compared to $17.5 million, or 0.69% of portfolio loans and leases, at December 31, 2016. The 16 basis point decrease in the Allowance as a percentage of portfolio loans was primarily related to the addition of $570.4 million of loans acquired in the RBPI Merger, for which no Allowance was carried-over in acquisition. These acquired loans were recorded at fair value, which considers an estimate of lifetime credit losses, and therefore excludes the loans, initially, from the requirement for an Allowance.

Total portfolio loans and leases of $3.29 billion as of December 31, 2017 increased $750.4 million, or 29.6%, from $2.54 billion as of December 31, 2016. As noted previously, this increase includes $570.4 million of loans acquired in the RBPI Merger.

The Corporation’s available for sale investment portfolio was $689.2 million as compared to $567.0 million at December 31, 2016. The $122.2 million increase in available for sale investments over the period was the result of purchases made during 2017 in anticipation of the RBPI Merger and the immediate sale of the acquired investment portfolio.

Deposits of $3.37 billion, as of December 31, 2017, increased $794.1 million from December 31, 2016. The RBPI Merger added $593.2 million of deposits. The portion of the deposits in the noninterest-bearing category was 27.4% of total deposits.

Wealth Assets

Wealth assets under management, administration, supervision and brokerage increased to $12.97 billion as of December 31, 2017, an increase of $1.64 billion from $11.33 billion as of December 31, 2016. The increase in wealth assets was comprised of a $582 million increase in account balances whose fees are based on market value, and a $1.06 billion increase in fixed rate flat-fee account balances.

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

The $6.2 million increase in the Corporation’s tax-equivalent net interest income for the twelve months ended December 31, 2016, as compared to the same period in 2015, was related to a $268.8 million increase in average loans offset by a $117.8 million decrease in interest-earning deposits with other banks. This redeployment of low-yielding cash on deposit with other banks to higher yielding loans resulted in an $8.2 million increase in tax-equivalent interest income. The tax-equivalent yield earned on loans for the twelve months ended December 31, 2016 was 4.57%, while the tax-equivalent yield earned on interest-earning deposits with other banks was only 0.39%. Partially offsetting the increase in average loans, average interest-bearing deposits increased by $86.4 million, accompanied by an eight basis point increase in rate paid on deposits. Average long-term Federal Home Loan Bank (“FHLB”) advances and other borrowings decreased by $29.0 million between the twelve month periods ended December 31, 2015 and 2016 as the inflow of deposits during 2016 alleviated the need to increase borrowings to support loan growth.

For the twelve months ended December 31, 2016, the Provision of $4.3 million was virtually unchanged from the $4.4 million recorded for the same period in 2015. Net loan and lease charge offs for the twelve months ended December 31, 2016 totaled $2.7 million, a decrease of $428 thousand from the same period in 2015.

Non-interest income for the twelve months ended December 31, 2016 was $54.0 million, a $1.8 million decrease from the same period in 2015. Decreases of $1.0 million in gain on sale of available for sale investment securities, $319 thousand in dividends on FHLB and Federal Reserve Bank (“FRB”) stocks and $204 thousand in fees for wealth management services were the primary contributors to this decrease.

Non-interest expense for the twelve months ended December 31, 2016, was $101.7 million, a decrease of $23.9 million, as compared to the same period in 2015. The primary causes of this decrease were the absences of the $17.4 million loss on settlement of the corporate pension and the $6.7 million in due diligence, merger-related and merger integration costs recorded in 2015. Partially offsetting these improvements were increases of $2.8 million and $679 thousand in salaries and wages and furniture, fixtures and equipment, respectively.

Balance Sheet

Asset quality as of December 31, 2016 was stable, with nonperforming loans and leases comprising 0.33% of portfolio loans as compared to 0.45% of portfolio loans as of December 31, 2015. The Allowance of $17.5 million was 0.69% of portfolio loans and leases as of December 31, 2016, as compared to $15.9 million, or 0.70% of portfolio loans and leases, at December 31, 2015. The relatively unchanged level of Allowance reflects the continued strength of credit quality in the loan portfolio.

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

Wealth Assets

Wealth assets under management, administration, supervision and brokerage increased to $11.33 billion as of December 31, 2016, an increase of $2.96 billion from $8.36 billion as of December 31, 2015. Approximately two-thirds of the increase in assets was in flat-fee or fixed-fee accounts.

Components of Net Income

Net income is comprised of five major elements:

●	Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
●	Provision for Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;
●

Non-Interest Income, which is made up primarily of wealth management revenue, capital markets revenue, gains and losses from the sale of residential mortgage loans, gains and losses from the sale of available for sale investment securities and other fees from loan and deposit services;

●

Non-Interest Expense, which consists primarily of salaries and employee benefits, occupancy, intangible asset amortization, professional fees, due diligence, merger-related and merger integration expenses, and other operating expenses; and

●	Income Tax Expense, which include state and federal jurisdictions.

Net Interest Income

Rate/Volume Analyses (Tax-equivalent Basis)*

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the years 2017 as compared to 2016, and 2016 as compared to 2015, allocated by rate and volume. The change in interest income / expense due to both volume and rate has been allocated to changes in volume.

	Year Ended December 31,
(dollars in thousands)	2017 Compared to 2016			2016 Compared to 2015
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$(35)	$41	$6	$(300)	$59	$(241)
Investment securities - taxable	1,427	1,018	2,445	213	373	586
Investment securities -nontaxable	(216)	49	(167)	(19)	20	1
Loans and leases	10,733	(267)	10,466	12,636	(4,418)	8,218
Total interest income	11,909	841	12,750	12,530	(3,966)	8,564
Interest expense:
Savings, NOW and market rate accounts	161	643	804	167	—	167
Wholesale deposits	186	639	825	192	276	468
Retail time deposits	500	786	1,286	48	938	986
Borrowed funds – short-term	226	1,071	1,297	1	44	45
Borrowed funds – long-term	(971)	238	(733)	(404)	203	(201)
Subordinated notes	182	(30)	152	864	11	875
Junior subordinated debentures	46	—	46	—	—	—
Total interest expense	330	3,347	3,677	868	1,472	2,340
Interest differential	$11,579	$(2,506)	$9,073	$11,662	$(5,438)	$6,224

* The tax rate used in the calculation of the tax-equivalent income is 35%.

Analysis of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with tax-equivalent interest income and expense and key rates and yields:

	For the Year Ended December 31,
	2017			2016			2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$34,122	$174	0.51%	$43,214	$168	0.39%	$161,032	$409	0.25%
Investment securities - available for sale:
Taxable	409,813	8,229	2.01%	329,161	5,784	1.76%	315,741	5,124	1.62%
Tax –Exempt	27,062	575	2.12%	38,173	742	1.94%	39,200	741	1.89%
Total investment securities – available for sale	436,875	8,804	2.02%	367,334	6,526	1.78%	354,941	5,865	1.65%
Investment securities – held to maturity	5,621	4	0.07%	2,060	4	0.19%	—	—	—
Investment securities – trading	4,185	2	0.05%	3,740	2	0.05%	3,881	80	2.06%
Loans and leases(1)(2)(3)	2,664,944	121,391	4.56%	2,429,416	110,925	4.57%	2,160,628	102,707	4.75%
Total interest-earning assets	3,145,747	130,375	4.14%	2,845,764	117,625	4.13%	2,680,482	109,061	4.07%
Cash and due from banks	13,293			16,317			17,615
Allowance for loan and lease losses	(17,181)			(17,159)			(15,099)
Other assets	274,287			260,728			259,515
Total assets	$3,416,146			$3,105,650			$2,942,513
Liabilities:
Savings, NOW, and market rate accounts	$1,383,560	$3,289	0.24%	$1,292,228	$2,485	0.19%	$1,249,567	$2,318	0.19%
Wholesale deposits	188,179	2,065	1.10%	163,724	1,240	0.76%	130,773	772	0.59%
Time deposits	330,797	3,394	1.03%	266,772	2,108	0.79%	255,961	1,122	0.44%
Total interest-bearing deposits	1,902,536	8,748	0.46%	1,722,724	5,833	0.34%	1,636,301	4,212	0.26%
Short-term borrowings	128,008	1,390	1.09%	37,041	93	0.25%	36,010	48	0.13%
Long-term FHLB advances	161,004	2,620	1.63%	225,815	3,353	1.48%	254,828	3,554	1.39%
Subordinated notes	33,153	1,628	4.91%	29,503	1,476	5.00%	12,013	601	5.00%
Junior subordinated debt	997	46	4.61%	—	—	—	—	—	—
Total interest-bearing liabilities	2,225,698	14,432	0.65%	2,015,083	10,755	0.53%	1,939,152	8,415	0.43%
Non-interest-bearing deposits	751,069			687,134			594,122
Other liabilities	40,109			33,904			36,151
Total non-interest-bearing liabilities	791,178			721,038			630,273
Total liabilities	3,016,876			2,736,121			2,569,425
Shareholders’ equity	399,270			369,529			373,088
Total liabilities and shareholders’ equity	$3,416,146			$3,105,650			$2,942,513
Net interest spread			3.49%			3.60%			3.64%
Effect of non-interest-bearing sources			0.20%			0.16%			0.11%
Net interest income/margin on earning assets		$115,943	3.69%		$106,870	3.76%		$100,646	3.75%
Tax-equivalent adjustment (tax rate 35%)		$816	0.03%		$634	0.02%		$519	0.02%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)	Includes portfolio loans and leases and loans held for sale.
(3)	Interest on loans and leases includes deferred fees of $947, $522 and $424 for the years ended December 31, 2017, 2016 and 2015, respectively.

Tax-Equivalent Net Interest Income and Margin – 2017 Compared to 2016

Tax-equivalent net interest income increased $9.1 million while net interest margin decreased seven basis point to 3.69% for the twelve months ended December 31, 2017. The $10.5 million increase in tax-equivalent interest income on loans was primarily volume-driven, with average loans increasing $235.5 million year over year with yields remaining relatively flat. Tax-equivalent interest income on available for sale securities increased $2.3 million over the prior year as average available for sale investment securities increased $69.5 million and experienced a 24 basis point increase in tax-equivalent yield.

Average interest-bearing deposits increased $179.8 million accompanied by a twelve basis point increase in the rate paid on these deposits. Average borrowings increased $30.8 million with an eight basis point increase in rates paid. The increases in average interest-bearing deposits and borrowings along with the increase in related rates paid corresponded to a $3.7 million increase in interest expense over the prior period. The contribution to the tax-equivalent net interest margin from the accretion of purchase accounting adjustments was lower in 2017 than 2016, adding seven basis points in 2017 as compared to 13 basis points in 2016.

Tax-Equivalent Net Interest Income and Margin – 2016 Compared to 2015

The tax-equivalent net interest margin increased 1 basis point to 3.76% for the twelve months ended December 31, 2016, as compared to 3.75%, for the same period in 2015. The effect on interest income of the $268.8 million increase in average loans between periods was partially offset by an 18 basis point decrease in tax-equivalent yield earned on loans and leases between periods. On the liability side, the $86.4 million increase in average interest-bearing deposits, accompanied by an 8 basis point increase in rate paid on deposits and the $29.0 million decrease in long-term FHLB advances and other borrowings whose rate paid increased by 9 basis points, combined to offset the margin improvement from the asset growth. The contribution to the tax-equivalent net interest margin from the accretion of purchase accounting adjustments was lower in 2016 than 2015, adding 13 basis points in 2016 as compared to 18 basis points in 2016.

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

Tax-Equivalent Net Interest Margin – Quarterly Comparison

The tax-equivalent net interest margin and related components for the past five quarters are shown in the table below:

Quarter	Year	Earning-Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest- Bearing Sources	Tax-Equivalent Net Interest Margin
4th	2017	4.15%	0.74%	3.41%	0.21%	3.62%
3rd	2017	4.18%	0.67%	3.51%	0.20%	3.71%
2nd	2017	4.11%	0.61%	3.50%	0.18%	3.68%
1st	2017	4.14%	0.56%	3.58%	0.16%	3.74%
4th	2016	4.05%	0.56%	3.49%	0.16%	3.65%

Interest Rate Sensitivity

Management actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities. This is accomplished through the management of the investment portfolio, the pricings of loans and deposit offerings and through wholesale funding. Wholesale funding is available from multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, federal funds from correspondent banks, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, Charity Deposits Corporation (“CDC”) (formerly known as Institutional Deposit Corporation (“IDC”)), Insured Cash Sweep (“ICS”) and Pennsylvania Local Government Investment Trust (“PLGIT”).

Management utilizes several tools to measure the effect of interest rate risk on net interest income. These methods include gap analysis, market value of portfolio equity analysis, net interest income simulations under various scenarios. The results of these reports are compared to limits established by the Corporation’s ALCO policies and appropriate adjustments are made if the results are outside the established limits.

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock”, in the yield curve and subjective adjustments in deposit pricing, might have on management’s projected net interest income over the next 12 months.

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next twelve months. By definition, the simulation is assumes static interest rates and does not incorporate forecasted changes in the yield curve. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines.

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2017		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2016
	Amount	Percentage	Amount	Percentage
+300 basis points	$15,953	10.66%	$10,207	9.01%
+200 basis points	$10,644	7.11%	$6,653	5.87%
+100 basis points	$5,316	3.55%	$3,048	2.69%
-100 basis points	$(6,913)	(4.62%)	$(4,397)	(3.88%)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of December 31, 2017 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is more asset sensitive in a rising-rate environment as of December 31, 2017 than it was as of December 31, 2016. This increase in sensitivity is related to a decrease in cash balances, an increase in floating rate loans, the issuance of subordinated debt which has a fixed rate for five years, and an increase in fixed rate certificates of deposit. The magnitude of the change in net interest income resulting from a 100 basis point decrease in rates as compared to the magnitude of the increase in net income accompanying a 100 basis point increase in rates is the result of the ability to decrease loan rates to more of a degree than deposits rates in a down 100 basis point rate shift.

The interest rate simulation is an estimate based on assumptions, which are derived from past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s uncertain economic environment and the current extended period of very low interest rates, the reliability of management’s assumptions in the interest rate simulation model is more uncertain than in prior periods. Actual customer behavior, as it relates to deposit activity, may be significantly different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income than that derived from the analysis referenced above.

Gap Analysis

The interest sensitivity, or gap analysis, identifies interest rate risk by showing repricing gaps in the Corporation’s balance sheet. All assets and liabilities are reflected based on behavioral sensitivity, which is usually the earliest of: repricing, maturity, contractual amortization, prepayments or likely call dates. Non-maturity deposits, such as NOW, savings and money market accounts are spread over various time periods based on the expected sensitivity of these rates considering liquidity and the investment preferences of management. Non-rate-sensitive assets and liabilities are spread over time periods to reflect management’s view of the maturity of these funds.

Non-maturity deposits (demand deposits in particular) are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the Bank’s regulatory agencies have suggested distribution limits for non-maturity deposits. However, management has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. The following table presents the Corporation’s gap analysis as of December 31, 2017:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$48.4	$—	$—	$—	$—	$48.4
Investment securities(1)	224.3	61.1	290.4	125.9	—	701.7
Loans and leases(2)	1,237.4	393.6	1,205.7	453.0	—	3,289.7
Allowance	—	—	—	—	(17.5)	(17.5)
Cash and due from banks	—	—	—	—	11.7	11.7
Other assets	—	—	—	—	415.7	415.7
Total assets	$1,510.1	$454.7	$1,496.1	$578.9	$409.9	$4,449.7
Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$56.3	$168.9	$233.2	$466.4	$—	$924.8
Savings, NOW and market rate	114.8	344.6	814.9	408.2	—	1,682.5
Time deposits	58.2	321.6	149.0	3.4	—	532.2
Wholesale non-maturity deposits	62.3	—	—	—	—	62.3
Wholesale time deposits	94.4	62.6	14.9	—	—	171.9
Short-term borrowings	237.9	—	—	—	—	237.9
Long-term FHLB advances	31.4	52.4	55.3	—	—	139.1
Subordinated notes	—	—	98.4	—	—	98.4
Junior subordinated debentures	21.4	—	—	—	—	21.4
Other liabilities	—	—	—	—	51.1	51.1
Shareholders’ equity	18.9	56.6	301.8	150.8	—	528.1
Total liabilities and shareholders’ equity	$695.6	$1,006.7	$1,667.5	$1,028.8	$51.1	$4,449.7
Interest-earning assets	$1,510.1	$454.7	$1,496.1	$578.9	$—	$4,039.8
Interest-bearing liabilities	620.4	781.2	1,132.5	411.6	—	2,945.7
Difference between interest-earning assets and interest-bearing liabilities	$889.7	$(326.5)	$363.6	$167.3	$—	$1,094.1
Cumulative difference between interest earning assets and interest-bearing liabilities	$889.7	$563.2	$926.8	$1,094.1	$—	$1,094.1
Cumulative earning assets as a % of cumulative interest-bearing liabilities	243%	140%	137%	137%

(1)	Investment securities include available for sale, held to maturity and trading.
(2)	Loans include portfolio loans and leases and loans held for sale.

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

Provision for Loan and Lease Losses

General Discussion of the Allowance for Loan and Lease Losses

The balance of the Allowance for loan and lease losses is determined based on management’s review and evaluation of the loan and lease portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses.

Increases to the Allowance are implemented through a corresponding Provision (expense) in the Corporation’s statement of income. Loans and leases deemed uncollectible are charged against the Allowance. Recoveries of previously charged-off amounts are credited to the Allowance.

While management considers the Allowance to be adequate, based on information currently available, future additions to the Allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent regarding the disposition of loans. In addition, the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia, as an integral part of their examination processes, periodically review the Corporation’s Allowance.

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

●

Historical Charge-Off Component – Homogeneous pools of loans are evaluated to determine average historic charge-off rates. Management applies a rolling, twenty quarter charge-off history as a look-back period to determine these average charge-off rates. Management evaluates the length of this look-back period to determine its appropriateness. In addition, management develops an estimate of a loss emergence period for each segment of the loan portfolio. The loss emergence period estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan.

●

Qualitative Factors Component – Various qualitative factors are considered as they relate to the different homogeneous loan pools to adjust the historic charge-off rates so that they reflect current economic conditions that may not be accurately reflected in the historic charge-off rates. These factors include delinquency trends, economic conditions, loan terms, credit grades, concentrations of credit, regulatory environment and other relevant factors. The resulting adjustments are combined with the historic charge-off rates and result in an allocation rate for each homogeneous loan pool.

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

Nonaccrual Loans – In general, loans and leases that are delinquent on contractually due principal or interest payments for more than 89 days are placed on nonaccrual status and any unpaid interest is reversed as a charge to interest income. When the loan resumes payment, all payments (principal and interest) are applied to reduce principal. After a period of six months of satisfactory performance, the loan may be placed back on accrual status. Any interest payments received during the nonaccrual period that had been applied to reduce principal are reversed and recorded as a deferred fee which accretes to interest income over the remaining term of the loan or lease. In certain cases, management may have information about a loan or lease that may indicate a future disruption or curtailment of contractual payments. In these cases, management will preemptively place the loan or lease on nonaccrual status.

Troubled Debt Restructurings (“TDRs”) – Management follows guidance provided by ASC 310-40, “Troubled Debt Restructurings by Creditors.” A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, management will make the necessary disclosures related to the TDR. In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered to be a TDR. Once a loan or lease has been modified and is considered a TDR, it is reported as an impaired loan or lease. If the loan or lease deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired. Loans and leases that have performed for at least six months are reported as TDRs in compliance with modified terms.

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

Any other loan or lease, for which management has reason to believe collectability is unlikely, and for which sufficient collateral does not exist, is also charged off.

Refer to Note 5-F in the Notes to Consolidated Financial Statements for more information regarding the Corporation's charge-offs and factors which influenced management’s judgment with respect thereto.

Loans Acquired in Mergers and Acquisitions

In accordance with GAAP, the loans acquired from RBPI, FKB, FBD and CBH were recorded at their fair value with no carryover of the previously associated allowance for loan loss.

Certain loans were acquired which exhibited deteriorated credit quality since origination and for which management does not expect to collect all contractual payments. Accounting for these purchased credit-impaired (“PCI”) loans is done in accordance with ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The loans were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield. On a regular basis, at least quarterly, an assessment is made on PCI loans to determine if there has been any improvement or deterioration of the expected cash flows. If there has been improvement, an adjustment is made to increase the recognition of interest on the PCI loan, as the estimate of expected loss on the loan is reduced. Conversely, if there is deterioration in the expected cash flows of a PCI loan, an allowance is recorded in connection with the loan. Management evaluates PCI loans individually for further impairment as well as for improvements to expected cash flows.

Loans acquired in acquisitions which do not exhibit deteriorated credit quality at the time of acquisition are accounted for under ASC 310-20 and receive a loan mark based on a credit and interest-rate analysis. The resulting discount or premium is accreted or amortized, respectively, to interest income over their remaining maturity. These non-impaired acquired loans, along with the balance of the Corporation's loan and lease portfolio are evaluated on either an individual basis or on a collective basis for impairment. For a more information regarding the Corporation's impaired loans and leases, refer to Notes 5-F and 5-H and for more information regarding loan marks, refer to Note 5-I in the Notes to Consolidated Financial Statements.

Asset Quality and Analysis of Credit Risk

As of December 31, 2017, total non-performing loans and leases were $8.6 million, representing 0.26% of portfolio loans and leases, as compared to $8.4 million, or 0.33% of portfolio loans and leases, as of December 31, 2016. The $216 thousand increase in non-performing loans and leases was comprised of increases of $1.8 million and $552 thousand in residential mortgages and commercial mortgages, respectively. These increases were partially offset by decreases of $1.3 million and $808 thousand in non-performing commercial and industrial loans and home equity lines and loans, respectively.

The Provision for the twelve-month periods ended December 31, 2017, 2016 and 2015 was $2.6 million, $4.3 million and $4.4 million, respectively. The Provision recorded during any given period reflects an allocation related to net new loan volume, changes in the economic environment, and the replenishment of Allowance consumed by charge-offs of loans and leases for which the Corporation had not specifically reserved. Net loan charge-offs for the twelve months ended December 31, 2017 totaled $2.6 million as compared to $2.7 million for the same period in 2016. Total portfolio loans increased by $750.4 million during the twelve months ended December 31, 2017 as compared to $266.4 million for the same period in 2016. As of December 31, 2017, the Allowance of $17.5 million represents 0.53% of portfolio loans and leases, as compared to the Allowance as of December 31, 2016 of $17.5 million, which represented 0.69% of portfolio loans and leases as of that date.

As of December 31, 2017, the Corporation had other real estate owned (“OREO”) valued at $304 thousand, as compared to $1.0 million as of December 31, 2016. The decrease was related to the sale of five residential properties, carried at $1.2 million, which resulted in a $104 thousand loss on sale. Additions to OREO during 2017 included one residential property added through foreclosure and the properties acquired in the RBPI Merger.

As of December 31, 2017, the Corporation had $9.1 million of TDRs, of which $5.8 million were in compliance with their modified terms for six months or greater, and hence, excluded from non-performing loans and leases. As of December 31, 2016, the Corporation had $9.0 million of TDRs, of which $6.4 million were in compliance with their modified terms.

Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest payments in accordance with the original terms of the loans and leases. Included in impaired loans and leases are non-accrual loans and leases and TDRs in compliance with modified terms. Purchased credit-impaired loans are not included in impaired loan and lease totals. As of December 31, 2017, the Corporation had $14.2 million of impaired loans and leases, as compared to $14.4 million as of December 31, 2016. Refer to Note 5-H in the Notes to Consolidated Financial Statements for more information regarding the Corporation's impaired loans and leases.

Management continues to be diligent in its credit underwriting process and very proactive with its loan review process, including engaging the services of an independent outside loan review firm, which helps identify developing credit issues. These proactive steps include the procurement of additional collateral (preferably outside the current loan structure) whenever possible. Management believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall losses.

Non-Performing Assets, TDRs and Related Ratios as of or for the Twelve Months Ended December 31,

(dollars in thousands)	2017	2016	2015	2014	2013
Non-accrual loans and leases	$8,579	$8,363	$10,244	$10,096	$10,530
Loans 90 days or more past due and still accruing	—	—	—	—	—
Total non-performing loans and leases	8,579	8,363	10,244	10,096	10,530
Other real estate owned	304	1,017	2,638	1,147	855
Total non-performing assets	$8,883	$9,380	$12,882	$11,243	$11,385

TDRs included in non-performing assets	$3,289	$2,632	$1,935	$4,315	$1,699
TDRs in compliance with modified terms	5,800	6,395	4,880	4,157	7,277
Total TDRs	$9,089	$9,027	$6,815	$8,472	$8,976

Allowance for loan and lease losses to non-performing loans and leases	204.3%	209.1%	154.8%	144.5%	147.3%
Non-performing loans and leases to total loans and leases	0.26%	0.33%	0.45%	0.61%	0.68%
Allowance for loan losses to total portfolio loans and leases	0.53%	0.69%	0.70%	0.88%	1.00%
Non-performing assets to total assets	0.20%	0.27%	0.43%	0.50%	0.55%
Period-end portfolio loans and leases	$3,285,858	$2,535,425	$2,268,988	$1,652,257	$1,547,185
Average portfolio loans and leases	$2,660,999	$2,419,950	$2,153,542	$1,608,248	$1,453,555
Allowance for loan and lease losses	$17,525	$17,486	$15,857	$14,586	$15,515
Interest income that would have been recorded on impaired loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination	$708	$1,098	$1,100	$533	$1,074
Interest income on impaired loans included in net income for the period	$485	$551	$513	$341	$365

As of December 31, 2017, management is not aware of any loan or lease, other than those disclosed in the table above, for which it has any serious doubt as to the borrower’s ability to pay in accordance with the terms of the loan.

Summary of Changes in the Allowance for Loan and Lease Losses

(dollars in thousands)	2017	2016	2015	2014	2013
Balance, January 1	$17,486	$15,857	$14,586	$15,515	$14,425
Charge-offs:
Consumer	(154)	(173)	(177)	(144)	(194)
Commercial and industrial	(692)	(1,298)	(1,220)	(415)	(781)
Real estate	(1,056)	(1,008)	(1,615)	(1,231)	(891)
Construction	—	—	—	—	(737)
Leases	(1,224)	(808)	(442)	(410)	(376)
Total charge-offs	(3,126)	(3,287)	(3,454)	(2,200)	(2,979)
Recoveries:
Consumer	8	23	29	17	10
Commercial and industrial	25	93	35	98	65
Real estate	182	178	160	47	105
Construction	4	64	4	60	24
Leases	328	232	101	165	290
Total recoveries	547	590	329	387	494
Net charge-offs	(2,579)	(2,697)	(3,125)	(1,813)	(2,485)
Provision for loan and lease losses	2,618	4,326	4,396	884	3,575
Balance, December 31	$17,525	$17,486	$15,857	$14,586	$15,515
Ratio of net charge-offs to average portfolio loans outstanding	0.10%	0.17%	0.15%	0.11%	0.17%

Allocation of Allowance for Loan and Lease Losses

The following table sets forth an allocation of the Allowance by portfolio segment. The specific allocations in any portfolio segment may be changed in the future to reflect then-current conditions. Accordingly, management considers the entire Allowance to be available to absorb losses in any portfolio segment.

	December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans
Allowance at end of period applicable to:
Commercial mortgage	$7,550	46.4%	$6,227	43.8%	$5,199	42.5%	$3,948	41.8%	$3,797	40.4%
Home equity lines and loans	1,086	6.6	1,255	8.2	1,307	9.2	1,917	11.0	2,204	12.3
Residential mortgage	1,926	14.0	1,917	16.3	1,740	17.9	1,736	19.0	2,446	19.4
Construction	937	6.5	2,233	5.6	1,324	4.0	1,367	4.0	845	3.0
Commercial and industrial	5,038	21.9	5,142	22.9	5,609	23.1	4,533	20.3	5,011	21.2
Consumer	246	1.1	153	1.0	142	1.0	238	1.1	259	1.1
Leases	742	3.5	559	2.2	518	2.3	468	2.8	604	2.6
Unallocated	—	—	—	—	18	—	379	—	349	—
Total	$17,525	100.0%	$17,486	100.0%	$15,857	100.0%	$14,586	100.0%	$15,515	100.0%

Non-Interest Income

2017 Compared to 2016

Non-interest income for the twelve months ended December 31, 2017 was $59.1 million, an increase of $5.2 million as compared to the same period in 2016. An increase of $2.0 million in fees for wealth management services resulted as wealth assets under management, administration, supervision and brokerage increased $1.64 billion from December 31, 2016 to December 31, 2017. Insurance revenue increased $867 thousand for the twelve months ended December 31, 2017 as compared to the same period in 2016, due to the May 2017 acquisition of Hirshorn Boothby. Gain on trading investments, which is reported under “Other operating income” increased $501 thousand between periods. The Corporation’s trading investments are comprised solely of investments held in deferred compensation plan trusts whose investment decisions are at the sole discretion of the plan participants. Revenue from our capital markets initiative, which was launched in the second quarter of 2017, contributed $2.4 million to non-interest income for the twelve months ended December 31, 2017. Partially offsetting these increases was a $607 thousand decrease in net gain on sale of loans as mortgage refinancing activity slowed during 2017 with increasing interest rates.

Components of other operating income for the indicated years ended December 31 include:

(dollars in thousands)	2017	2016	2015
Merchant interchange fees	$1,443	$1,381	$1,238
Bank owned life insurance income	959	908	783
Commissions and fees	621	673	867
Safe deposit box rentals	365	382	384
Other investment income	48	223	248
Rent income	193	163	175
Gain (loss) on trading investments	613	112	(9)
Miscellaneous other income	1,079	1,026	1,163
Other operating income	$5,321	$4,868	$4,849

2016 Compared to 2015

Non-interest income for the twelve months ended December 31, 2016 was $54.0 million, a decrease of $1.8 million as compared to the same period in 2015. The decrease was related to a $1.0 million decrease in gain on sale of available for sale investment securities, a $319 thousand decrease in dividends on FHLB and FRB stocks and a $204 thousand decrease in fees for wealth management services. The decrease in gain on sale of available for sale investment securities resulted from the very limited sales during the twelve months ended December 31, 2016, which resulted in a loss on sale of $77 thousand as compared to the sale of $64.0 million of available for sale investment securities sold during the same period in 2015, which resulted in a gain on sale of $931 thousand. The majority of the investments sold in 2015 had been acquired in the CBH Merger and were strategically sold to shorten the duration of the portfolio. The $319 thousand decrease in dividends on FHLB and FRB stocks occurred due to the special dividend paid on FHLB stock in 2015 which was not repeated in 2016. The $204 thousand decrease in fees for wealth management services was related to the shift in the composition of the wealth management portfolio, with more of the portfolio being comprised of assets held in lower-yielding fixed-fee accounts as of December 31, 2016 as compared to December 31, 2015.

Non-Interest Expense

2017 Compared to 2016

Non-interest expense for the twelve months ended December 31, 2017 was $114.4 million, an increase of $12.7 million, compared to the same period in 2016. The increase was largely related to a $6.1 million increase in due diligence and merger-related and merger integration expenses primarily related to the RBPI Merger and a $5.8 million increase in salary and wages due to staffing increases from our Capital Markets initiative, the Hirshorn Boothby acquisition and the Princeton wealth management office, annual salary and wage increases, increases in incentive compensation and to a smaller extent, the additional staff added in the December 15, 2017 RBPI Merger.

Components of other operating expense for the indicated years ended December 31 include:

(dollars in thousands)	2017	2016	2015
Telephone and data lines	$1,616	$1,620	$1,704
FDIC insurance	1,580	1,616	1,447
Temporary help and recruiting.	852	1,522	1,362
Loan processing	291	93	1,110
Debt prepayment penalty	—	—	1,131
Travel and entertainment	900	894	868
Insurance	838	788	770
MSR amortization and impairment / (recovery)	745	881	660
Stationary and supplies	488	518	623
Director fees	542	566	568
Postage	575	551	540
Outsourced services	315	569	508
Contributions	1,511	957	468
Dues and subscriptions	871	456	441
Portfolio maintenance	417	391	385
Other taxes	39	45	80
Deferred compensation expense	783	664	15
Miscellaneous other expense	2,603	1,505	1,643
Other operating expense	$14,966	$13,636	$14,323

2016 Compared to 2015

Non-interest expense for the twelve months ended December 31, 2016 was $101.7 million, a decrease of $23.9 million, as compared to the same period in 2015. The primary driver for the decrease related to the $17.4 million loss on settlement of the corporate pension plan and the $6.7 million of due diligence, merger-related and merger integration expenses which had been recorded in the twelve months ended December 31, 2015 but not repeated in 2016. Decreases in several other noninterest expense categories also occurred as the efficiencies and cost-saves related to the CBH Merger began to be realized. Partially offsetting these decreases was a $2.8 million increase in salaries and wages related to annual salary increases, incentive increases and the hiring of several new senior and executive officers during 2016.

Secondary Market Sold-Loan Repurchase Demands

In the course of originating residential mortgage loans and selling those loans in the secondary market, the Corporation makes various representations and warranties to the purchasers of the mortgage loans. Each residential mortgage loan originated by the Corporation is evaluated by an automated underwriting application, which verifies the underwriting criteria and certifies the loan’s eligibility for sale to the secondary market. Any exceptions discovered during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Corporation to comply with the underwriting and appraisal standards could result in the Corporation’s being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Corporation within the specified period following discovery. As of December 31, 2017, there were no pending or unsettled loan repurchase demands.

Income Tax Expense

Income tax expense for the twelve months ended December 31, 2017 was $34.2 million as compared to $18.2 million and $9.2 million for the same periods in 2016 and 2015, respectively. The effective tax rates for the twelve-month periods ended December 31, 2017, 2016 and 2015 were 59.8%, 33.5% and 35.4%, respectively. The increase in rate from 33.5% to 59.8% between 2016 and 2017 was directly related to the Tax Reform enacted on December 22, 2017. The Tax Reform lowered the top federal corporate rate from 35% to 21%. In accordance with GAAP, this required the re-measurement, in the period including the enactment, of the Corporation’s net deferred tax asset to reflect the rate at which they will be recognized in future periods. The result was a $15.2 million one-time charge to income tax expense. Excluding the $15.2 million discrete income tax charge, the effective tax rate for 2017 was 33.3%. For more information related to income taxes, refer to Note 19 in the Notes to Consolidated Financial Statements.

Balance Sheet Analysis

Asset Changes

Total assets as of December 31, 2017 increased to $4.45 billion from $3.42 billion as of December 31, 2016. The $1.03 billion increase was largely attributable to the $859.4 million of assets acquired in the RBPI Merger. The following pro forma balance sheets detail the changes in balance sheet items, excluding the effect of the RBPI Merger from December 31, 2016 to December 31, 2017. The RBPI balances shown are as of the merger date of December 15, 2017.

(dollars in thousands)	Bryn Mawr Bank Corporation December 31, 2017 (Actual)	Royal Bancshares of Pennsylvania, Inc. December 15, 2017 Opening Balances	Bryn Mawr Bank Corporation December 31, 2017 (Excluding RBPI Opening Balances)	Bryn Mawr Bank Corporation December 31, 2016 (Actual)	Change from December 31, 2016 to December 31, 2017 (Excluding RBPI Opening Balances) ($)	Change from December 31, 2016 to December 31, 2017 (Excluding RBPI Opening Balances) (%)
Assets
Cash and due from banks	$11,657	$4,822	$6,835	$16,559	$(9,724)	(58.7)%
Interest-bearing deposits with banks	48,367	12,271	36,096	34,206	1,890	5.5%
Cash and cash equivalents	60,024	17,093	42,931	50,765	(7,834)	(15.4)%
Investment securities available for sale	689,202	121,586	567,616	566,996	620	0.1%
Investment securities held to maturity	7,932	—	7,932	2,879	5,053	175.5%
Investment securities, trading	4,610	—	4,610	3,888	722	18.6%
Loans held for sale	3,794	—	3,794	9,621	(5,827)	(60.6)%
Portfolio loans and leases	3,285,858	570,374	2,715,484	2,535,425	180,059	7.1%
Less: Allowance for loan and lease losses	(17,525)	—	(17,525)	(17,486)	(39)	0.2%
Net portfolio loans and leases	3,268,333	570,374	2,697,959	2,517,939	180,020	7.1%
Premises and equipment, net	54,458	8,264	46,194	41,778	4,416	10.6%
Accrued interest receivable	14,246	2,535	11,711	8,533	3,178	37.2%
Mortgage servicing rights	5,861	—	5,861	5,582	279	5.0%
Bank-owned life insurance	56,667	16,550	40,117	39,279	838	2.1%
FHLB stock	20,083	—	20,083	17,305	2,778	16.1%
Goodwill	179,889	72,762	107,127	104,765	2,362	2.3%
Intangible assets	25,966	5,235	20,731	20,405	326	1.6%
Other investments	12,470	5,902	6,568	8,627	(2,059)	(23.9)%
Other assets	46,185	39,118	7,067	23,168	(16,101)	(69.5)%
Total assets	$4,449,720	$859,419	$3,590,301	$3,421,530	$168,771	4.9%
Liabilities
Deposits:
Non-interest-bearing	$924,844	$98,418	$826,426	$736,180	$90,246	12.3%
Interest-bearing	2,448,954	494,754	1,954,200	1,843,495	110,705	6.0%
Total deposits	3,373,798	593,172	2,780,626	2,579,675	200,951	7.8%
Short-term borrowings	237,865	15,000	222,865	204,151	18,714	9.2%
FHLB advances and other borrowings	139,140	59,568	79,572	189,742	(110,170)	(58.1)%
Subordinated notes	98,416	—	98,416	29,532	68,884	233.3%
Junior subordinated debentures	21,416	21,416	—	—	—	—
Accrued interest payable	3,527	2,816	711	2,734	(2,023)	(74.0)%
Other liabilities	47,439	29,621	17,818	34,569	(16,751)	(48.5)%
Total liabilities	3,921,601	721,593	3,200,008	3,040,403	159,605	5.2%
Shareholders’ equity
Common stock	24,360	3,099	21,261	21,111	150	0.7%
Paid-in capital in excess of par value	371,486	135,410	236,076	232,806	3,270	1.4%
Common stock in treasury, at cost	(68,179)	—	(68,179)	(66,950)	(1,229)	1.8%
Accumulated other comprehensive loss, net of tax benefit	(4,414)	—	(4,414)	(2,409)	(2,005)	83.2%
Retained earnings	205,549	—	205,549	196,569	8,980	4.6%
Total Bryn Mawr Bank Corporation shareholders’ equity	528,802	138,509	390,293	381,127	9,166	2.4%
Noncontrolling interest	(683)	(683)	—	—	—	—
Total shareholders’ equity	528,119	137,826	390,293	381,127	9,166	2.4%
Total liabilities and shareholders’ equity	$4,449,720	$859,419	$3,590,301	$3,421,530	$168,771	4.9%

The following table details the maturity and weighted average yield (1) of the available for sale investment portfolio (2) as of December 31, 2017:

(dollars in thousands)	Maturing During 2018	Maturing From 2019 Through 2022	Maturing From 2023 Through 2027	Maturing After 2027	Total
U.S. Treasury securities:
Amortized cost	$200,077	$—	$—	$—	$200,077
Weighted average yield	1.41%	—	—	—	1.41%
Obligations of the U.S. government and agencies:
Amortized cost	1,268	114,357	21,964	15,439	153,028
Weighted average yield	1.54%	2.07%	2.25%	2.68%	2.15%
State and political subdivisions(1):
Amortized cost	9,174	10,995	1,183	—	21,352
Weighted average yield	1.50%	1.68%	1.60%	—	1.60%
Mortgage-related securities(3):
Amortized cost	107	9,199	44,797	259,451	313,554
Weighted average yield	2.48%	2.77%	2.59%	2.37%	2.41%
Other investment securities:
Amortized cost	500	1,100	—	—	1,600
Weighted average yield	2.38%	2.19%	—	—	2.25%
Total amortized cost	$211,126	$135,651	$67,944	$274,890	$689,611
Weighted average yield	1.41%	2.08%	2.46%	2.39%	2.04%

(1)	Weighted average yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

(2)	Excluded from the above table is the Corporation’s investment in bond mutual funds with an amortized cost of $3.2 million, which have no stated maturity or constant stated yield.

(3)	Mortgage-related securities are included in the above table based on their contractual maturity. However, mortgage-related securities, by design, have scheduled monthly principal payments which are not reflected in this table.

The following table details the amortized cost of the available for sale investment portfolio as of the dates indicated:

	Amortized Cost as of December 31,
(dollars in thousands)	2017	2016	2015
U.S. Treasury securities	$200,077	$200,094	$101
Obligations of the U.S. government and agencies	153,028	83,111	101,342
Obligations of state and political subdivisions	21,352	33,625	41,892
Mortgage-backed securities	275,958	185,997	157,422
Collateralized mortgage obligations	37,596	49,488	29,756
Other investment securities	4,813	16,575	17,263
Total amortized cost	$692,824	$568,890	$347,776

Portfolio Loans and Leases

The table below details the loan portfolio as of the dates indicated:

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial mortgage	$1,523,377	$1,110,898	$964,259	$689,528	$625,341
Home equity lines & loans	218,275	207,999	209,473	182,082	189,571
Residential mortgage	458,886	413,540	406,404	313,442	300,243
Construction	212,454	141,964	90,421	66,267	46,369
Commercial & industrial	719,312	579,791	524,515	335,645	328,459
Consumer	38,153	25,341	22,129	18,480	16,926
Leases	115,401	55,892	51,787	46,813	40,276
Total portfolio loans and leases	3,285,858	2,535,425	2,268,988	1,652,257	1,547,185
Loans held for sale	3,794	9,621	8,987	3,882	1,350
Total	$3,289,652	$2,545,046	$2,277,975	$1,656,139	$1,548,535

The following table summarizes the loan maturity distribution and interest rate sensitivity as of December 31, 2017. Excluded from the table are residential mortgage, home equity lines and loans and consumer loans:

(dollars in thousands)	Maturing During 2018	Maturing From 2019 Through 2022	Maturing After 2022	Total
Loan portfolio maturity:
Commercial and industrial	$287,145	$210,978	$221,189	$719,312
Construction	154,304	38,849	19,301	212,454
Commercial mortgage	93,063	492,261	938,053	1,523,377
Leases	7,829	106,929	643	115,401
Total	$542,341	$849,017	$1,179,186	$2,570,544
Interest sensitivity on the above loans:
Loans with predetermined rates	$132,976	$654,397	$466,097	$1,253,470
Loans with adjustable or floating rates	409,365	194,620	713,089	1,317,074
Total	$542,341	$849,017	$1,179,186	$2,570,544

The list below identifies certain key characteristics of the Corporation’s loan and lease portfolio. Refer to the loan and lease portfolio tables in Note 5 in the Notes to Consolidated Financial Statements and the section of this MD&A under the heading “Portfolio Loans and Leases” for further details.

●

Portfolio Loans and Leases – The Corporation’s $3.29 billion loan and lease portfolio is predominantly based in the Corporation’s traditional market areas of Chester, Delaware and Montgomery counties in Pennsylvania, New Castle county in Delaware, and in the greater Philadelphia area, none of which has experienced the real estate price appreciation and subsequent decline that many other areas of the country have experienced over the last ten years. As indicated in the pro forma balance sheet above, under the heading “Asset Changes,” the RBPI Merger initially added $570.4 million of portfolio loans.

●

Concentrations – The Corporation has a significant portion of its portfolio loans (excluding leases) in real estate-related loans. As of December 31, 2017 and December 31, 2016, loans secured by real estate were $2.41 billion and $1.87 billion or 73.4% and 73.9% of the total loan portfolio of $3.29 billion and $2.54 billion. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is within Pennsylvania, Delaware and Southern and Central New Jersey. Management is aware of this concentration and mitigates this risk to the extent possible in many ways, including the underwriting and assessment of the borrower’s capacity to repay, equity in the underlying real estate collateral and a review of a borrower’s global cash flows. For a substantial portion of the loans in the real estate portfolio, the Corporation has recourse to the owners/sponsors, primarily through personal guaranties, in addition to liens on collateral. This recourse provides credit strength, as it incorporates the borrowers’ global cash flows.

In addition to loans secured by real estate, commercial and industrial loans comprise 21.9% of the total loan portfolio as of December 31, 2017.

●

Construction – The construction portfolio of $212.5 million accounts for 6.5% of the total loan and lease portfolio at December 31, 2017, an increase of $70.5 million from December 31, 2016. Construction loans acquired in the RBPI Merger totaled $84.2 million as of December 31, 2017. The construction loan segment of the portfolio, which consists of residential site development loans, commercial construction loans and loans for construction of individual homes, had no delinquent or nonperforming loans as of both December 31, 2017 and 2016.

●

Residential Mortgages – Residential mortgage loans were $458.9 million as of December 31, 2017, an increase of $45.3 million from December 31, 2016. Residential mortgage loans acquired in the RBPI Merger totaled $39.2 million as of December 31, 2017. The residential mortgage segment accounts for 14.0% of the total loan and lease portfolio as of December 31, 2017. The residential mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2017, of 0.32%, as compared to 0.32% as of December 31, 2016. Nonperforming residential mortgage loans comprised 0.96% of the residential mortgage segment of the portfolio as of December 31, 2017, as compared to 0.64% as of December 31, 2016. Management believes it is well protected with its collateral position on this portfolio.

●

Commercial Mortgages – Commercial mortgages were $1.52 billion as of December 31, 2017, an increase of $412.5 million from December 31, 2016. Commercial mortgages acquired in the RBPI Merger totaled $275.1 million as of December 31, 2017. Management has made a concerted effort, over several operating cycles, to attract strong commercial real estate entrepreneurs in its primary trade area. The commercial mortgage segment accounts for 46.4% of the total loan and lease portfolio as of December 31, 2017. The commercial mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2017, of 0.25%, as compared to 0.12% as of December 31, 2016. Nonperforming commercial mortgage loans comprised 0.06% of the commercial mortgage segment of the portfolio as of December 31, 2017, as compared to 0.03% as of December 31, 2016. The borrowers comprising this segment of the portfolio generally have strong, global cash flows, which have remained stable in this tough economic environment.

●

Commercial and Industrial – Commercial and industrial loans were $719.3 million as of December 31, 2017, an increase of $139.5 million from December 31, 2016. Commercial and industrial loans acquired in the RBPI Merger totaled $107.9 million as of December 31, 2017. The commercial and industrial segment accounts for 21.9% of the total loan and lease portfolio as of December 31, 2017. The commercial and industrial segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2017, of 0.13%, as compared to 0.01% as of December 31, 2016. Nonperforming commercial and industrial loans comprised 0.24% of the commercial and industrial segment of the portfolio as of December 31, 2017, as compared to 0.51% as of December 31, 2016. The commercial and industrial segment of the portfolio consists of loans to privately held institutions, family businesses, non-profit institutions and private banking relationships. While certain of these loans are collateralized by real estate, others are collateralized by non-real estate business assets, including accounts receivable and inventory.

●

Home Equity Loans and Lines of Credit – Home equity loans and lines of credit were $218.3 million as of December 31, 2017, an increase of $10.3 million from December 31, 2016. Home equity loans and lines of credit acquired in the RBPI Merger totaled $11.9 million as of December 31, 2017. The home equity loans and lines of credit segment accounts for 6.6% of the total loan and lease portfolio as of December 31, 2017. The home equity loans and lines of credit segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2017, of 0.16%, as compared to 0.01% as of December 31, 2016. Nonperforming home equity loans and lines of credit comprised 0.68% of the home equity loans and lines of credit segment of the portfolio as of December 31, 2017, as compared to 1.10% as of December 31, 2016. The Corporation originates the majority of its home equity loans and lines of credit through its branch network.

●

Consumer loans – Consumer loans were $38.2 million as of December 31, 2017, an increase of $12.8 million from December 31, 2016. Consumer loans acquired in the RBPI Merger totaled $2.9 million as of December 31, 2017. The consumer loan segment accounted for 1.2% of the total loan and lease portfolio as of December 31, 2017. The consumer loan segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2017, of 2.9%, as compared to 0.06% as of December 31, 2016. Nonperforming consumer loans comprised 0.00% of the consumer loan segment of the portfolio as of December 31, 2017, as compared to 0.01% as of December 31, 2016.

●

Leasing – Leases totaled $115.4 million as of December 31, 2017, an increase of $59.5 million from December 31, 2016. Leases acquired in the RBPI Merger totaled $47.3 million as of December 31, 2017. The lease segment of the portfolio accounted for 3.5% of the total loan and lease portfolio as of December 31, 2017. The lease segment of the portfolio had a delinquency rate on performing leases, as of December 31, 2017, of 0.26%, as compared to 0.47% as of December 31, 2016. Nonperforming leases comprised 0.09% of the leasing segment of the portfolio as of December 31, 2017, as compared to 0.24% as of December 31, 2016.

Goodwill and Intangible Assets – Goodwill as of December 31, 2017 increased by $75.1 million from December 31, 2016 as a result of the RBPI Merger and the acquisition of Hirshorn. Intangible assets, other than Mortgage Servicing Rights (“MSRs”), increased by $5.6 million from December 31, 2016. The RBPI Merger and the acquisition of Hirshorn added $8.3 million of intangible assets, which was partially offset by $2.7 million of amortization. For more information regarding goodwill and intangible assets, see Notes 2 and 3 in the Notes to Consolidated Financial Statements.

FHLB Stock - The Corporation’s investment in stock issued by the FHLB as of December 31, 2017 increased by $2.8 million, from December 31, 2016. The Corporation must purchase, or the FHLB must redeem, its stock based on the Corporation’s borrowings balance with the FHLB.

Mortgage Servicing Rights - MSRs increased $279 thousand to $5.9 million as of December 31, 2017 from $5.6 million as of December 31, 2016. This increase was the result of $1.0 million of MSRs recorded during the twelve months ended December 31, 2017, reduced by amortization of $791 thousand and a recovery of previously recorded impairments of $45 thousand during the period.

The following table details activity related to mortgage servicing rights for the periods indicated:

	For the Twelve Months Ended or as of December 31,
(dollars in thousands)	2017	2016	2015
Mortgage originations	$190,007	$280,059	$231,049
Mortgage loans sold:
Servicing retained	$103,439	$138,134	$107,351
Servicing released	27,871	22,829	29,630
Total mortgage loans sold	$131,310	$160,963	$136,981
Percentage of originated mortgage loans sold	69.1%	57.5%	59.3%
Servicing retained %	78.8%	85.8%	78.4%
Servicing released %	21.2%	14.2%	21.6%
Residential mortgage loans serviced for others	$650,703	$631,889	$601,939
Mortgage servicing rights	$5,861	$5,582	$5,142
Gain on sale of mortgage loans	$2,038	$2,693	$2,327
Loan servicing and other fees	$1,939	$1,939	$2,087
Amortization of MSRs	$791	$750	$590
(Recovery) / Impairment of MSRs	$(45)	$131	$70

Liability Changes

Total liabilities as of December 31, 2017 increased $881.2 million, to $3.92 billion from December 31, 2016. The increase was largely related to the $721.6 million of liabilities assumed in the RBPI Merger.

Deposits - Deposits of $3.37 billion, as of December 31, 2017, increased $794.1 million from December 31, 2016. The 30.8% increase was largely related to the $593.2 million of deposits assumed in the RBPI Merger, along with $200.9 million of organic deposit growth.

The following table details deposits as of the dates indicated:

	As of December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Interest-bearing checking	$481,336	$379,424	$338,861	$277,228	$266,787
Money market	862,639	761,657	749,726	566,354	544,310
Savings	338,572	232,193	187,299	138,992	135,240
Wholesale non-maturity deposits	62,276	74,272	67,717	66,693	42,936
Wholesale time deposits	171,929	73,037	53,185	73,458	34,640
Retail time deposits	532,202	322,912	229,253	118,400	140,794
Interest-bearing deposits	$2,448,954	$1,843,495	$1,626,041	$1,241,125	$1,164,707
Non-interest-bearing deposits	924,844	736,180	626,684	446,903	426,640
Total deposits	$3,373,798	$2,579,675	$2,252,725	$1,688,028	$1,591,347

The following table summarizes the maturities of certificates of deposit of $100,000 or greater at December 31, 2017:

(dollars in thousands)	Retail	Wholesale
Three months or less	$24,719	$92,663
Three to six months	52,355	50,305
Six to twelve months	120,052	10,239
Greater than twelve months	62,548	14,993
Total	$259,674	$168,200

For more information regarding deposits, including average amount of deposits and average rate paid, refer to the sections of this MD&A under the headings “Balance Sheet Analysis” and “Analysis of Interest Rates and Interest Differential”.

Borrowings - Short-term borrowings (original maturity of one year or less) as of December 31, 2017, which consisted of funds obtained from overnight repurchase agreements with commercial customers and short-term FHLB advances increased $33.7 million from December 31, 2016. As of December 31, 2017, long-term FHLB advances decreased $50.6 million from December 31, 2016. See the Liquidity Section of this MD&A under the heading “Liquidity” for further details on the Corporation’s FHLB available borrowing capacity.

Subordinated Notes – Subordinated notes, as of December 31, 2017, totaled $98.4 million and were comprised of $29.6 million of 10-year 4.75% fixed-to-floating notes which mature in August 2025, and $68.8 million of 4.25% 10-year fixed-to-floating notes which mature in December 2027.

Junior subordinated debentures – In connection with the RBPI Merger, the Corporation acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although the Corporation owns $774,000 of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and the Corporation assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million representing the Corporation’s maximum exposure to loss. The junior subordinated debentures incur interest at a coupon rate of 3.74% as of December 31, 2017. The rate resets quarterly based on 3-month LIBOR plus 2.15%. On the date acquired, management recorded these junior subordinated debentures at fair value. The amortization of the fair value mark will adjust interest expense to closer reflect market rates paid on similar debt.

Trust I and Trust II each issued an aggregate principal amount of $12.5 million of capital securities initially bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and an aggregate principal amount of $387 thousand of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to the Corporation. As a result of the RBPI Merger, the Corporation has fully and unconditionally guaranteed the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.

The rights of holders of common securities of the Trusts are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities. The capital and common securities of the Trusts are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each. Unless earlier dissolved, the Trusts will dissolve on December 15, 2034. The junior subordinated debentures are the sole assets of Trusts, mature on December 15, 2034, and may be called at par by the Corporation any time after December 15, 2009. The Corporation records its investments in the Trusts’ common securities of $387,000 each as investments in unconsolidated entities, within Other Assets, and records dividend income upon declaration by Trust I and Trust II within Other Income.

Discussion of Segments

The Corporation has two operating segments: Wealth Management and Banking. These segments are discussed below. Detailed segment information appears in Note 28 in the Notes to Consolidated Financial Statements.

Wealth Management Segment Activity

The Wealth Management segment, which includes the insurance reporting unit, reported a pre-tax segment profit (“PTSP”) for the twelve months ended December 31, 2017 of $15.1 million, a $702 thousand, or 4.9%, increase from the same period in 2016. Fees for wealth management services for 2017 increased by $2.0 million from the amount recorded in 2016, while expenses increased by $2.3 million during the same period. The increase in fees, year over year, is related to the $1.64 billion increase in assets under management, administration, supervision and brokerage. Approximately two-thirds of the growth of the wealth asset portfolio was from accounts whose fees are charged on a flat or fixed basis. However, nearly two-thirds of the increase in wealth management fees was derived from market-value based fee accounts, as a result of the strong market performance experienced in 2017. Revenue from the insurance division, which is reported as part of the Wealth Management segment, increased by $867 thousand, or 23.3%, partially as a result of the Hirshorn acquisition, in addition to organic growth.

The Wealth Management segment, which includes the insurance reporting unit, reported a PTSP for the twelve months ended December 31, 2016 of $14.4 million, a $1.4 million, or 8.6%, decrease from the same period in 2015. Fees for wealth management services for 2016 decreased by $204 thousand from the amount recorded in 2015, while expenses increased by $1.1 million during the same period. The decrease in fees, year over year, despite the $2.96 billion increase in wealth assets from December 31, 2015 to December 31, 2016, is indicative of the continuing shift, during 2016, in the composition of the wealth portfolio. Much of the increase in wealth assets during 2016 was comprised of accounts with flat-fee arrangements, rather than market-based fees. Revenue from the insurance division, which is reported as part of the Wealth Management segment, was relatively unchanged for the twelve months ended December 31, 2016 as compared to the same period in 2015.

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	December 31, 2017	December 31, 2016	December 31, 2015
Market value	$5,884,692	$5,302,463	$4,971,636
Fixed fee	7,084,046	6,025,994	3,393,169
Total	$12,968,738	$11,328,457	$8,364,805

(dollars in thousands)	Percentage of Wealth Assets as of:
Fee Basis	December 31, 2017	December 31, 2016	December 31, 2015
Market value	45.4%	46.8%	59.4%
Fixed fee	54.6%	53.2%	40.6%
Total	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Twelve Months Ended:
Fee Basis	December 31, 2017	December 31, 2016	December 31, 2015
Market value	$29,752	$28,418	$29,219
Fixed fee	8,983	8,272	7,675
Total	$38,735	$36,690	$36,894

(dollars in thousands)	Percentage of Fees for Wealth Management Services:
Fee Basis	December 31, 2017	December 31, 2016	December 31, 2015
Market value	76.8%	77.5%	79.2%
Fixed fee	23.2%	22.5%	20.8%
Total	100.0%	100.0%	100.0%

Banking Segment Activity

Banking segment data as presented in Note 28 in the Notes to Consolidated Financial Statements indicates a PTSP of $42.2 million in 2017, $39.8 million in 2016 and $10.2 million in 2015. See the section of this MD&A under the heading “Components of Net Income” for a discussion of the Banking Segment.

Capital and Regulatory Capital Ratios

Consolidated shareholders’ equity of the Corporation was $528.1 million, or 11.9% of total assets, as of December 31, 2017, as compared to $381.1 million, or 11.1% of total assets, as of December 31, 2016.

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

For the twelve months ended December 31, 2017, the Corporation did not issue any shares through the Plan. No RFWs were approved during the twelve months ended December 31, 2017. No other sales of equity securities were executed under the Shelf Registration Statement during the twelve months ended December 31, 2017.

Accumulated other comprehensive loss (“AOCL”), as of December 31, 2017 was $4.4 million, an increase of $2.0 million from December 31, 2016. The primary cause of the increase in AOCL was the increase in unrealized losses on available for sale investment securities, whose fair values were affected by rising interest rates. In addition, the Corporation early-adopted ASU 2018-02, which allowed for the reclassification of $782 thousand of stranded tax effects from AOCL to retained earnings.

As detailed in Note 25-E in the Notes to Consolidated Financial Statements, the capital ratios, as of December 31, 2017 and 2016 indicate levels above the regulatory minimum to be considered “well capitalized.” In addition to the capital issued in the RBPI Merger, during the fourth quarter of 2017, regulatory capital increases at the Corporation included the net issuance of $68.8 million of subordinated notes, which qualify as Tier II capital and the acquisition of $21.4 million of junior subordinated debentures, which are carried in Tier I capital. On the Bank level, the Corporation down-streamed $15.0 million of capital to the Bank in the fourth quarter of 2017, increasing its Tier I capital balance.

Liquidity

The Corporation has significant sources of liquidity at December 31, 2017. The liquidity position is managed on a daily basis as part of the daily settlement function and on a monthly basis as part of the asset liability management process. The Corporation’s primary liquidity is maintained by managing its deposits along with the utilization of borrowings from the FHLB, purchased federal funds and utilization of other wholesale funding sources. Secondary sources of liquidity include the sale of investment securities and certain loans in the secondary market.

Other wholesale funding sources include certificates of deposit from brokers, generally available in blocks of $1.0 million or more. Funds obtained through these programs totaled $172 million as of December 31, 2017.

As of December 31, 2017, the maximum borrowing capacity with the FHLB was $1.37 billion, with an unused borrowing availability of $1.02 billion. Borrowing availability at the Federal Reserve Discount Window was $121.3 million, and overnight Fed Funds lines, consisting of lines from seven banks, totaled $79.0 million. On a monthly basis, the Corporation’s Asset Liability Committee reviews the Corporation’s liquidity needs. This information is reported to the Risk Management Committee of the Board of Directors on a quarterly basis.

As of December 31, 2017, the Corporation held $20.1 million of FHLB stock as required by the borrowing agreement between the FHLB and the Corporation.

The Corporation has an agreement with CDC to provide up to $5 million, plus interest, of money market deposits at an agreed upon rate currently at 0.40%. The Corporation had $10 thousand in balances as of December 31, 2017 under this program. The Corporation can request an increase in the agreement amount as it deems necessary. In addition, the Corporation has an agreement with IND to provide up to $40 million, plus interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $31 million in balances as of December 31, 2017 under this program.

The Corporation’s available for sale investment portfolio of $689.2 million as of December 31, 2017 was 15.5% of total assets. Some of these investments were in short-term, high-quality, liquid investments to earn more than the 25 basis points currently earned on Fed Funds. The Corporation’s policy is to maintain its investment portfolio at a minimum level of 10% of total assets. The portion of the investment portfolio that is not already pledged against borrowings from the FHLB or other funding sources, provides the Corporation with the ability to utilize the securities to borrow additional funds through the FHLB, Federal Reserve or through other repurchase agreements.

Management continually evaluates its borrowing capacity and sources of liquidity. Management believes that it has sufficient capacity to fund expected 2018 earning asset growth with wholesale sources, along with deposit growth from its internal branch and wealth products.

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

The following chart presents the off-balance sheet commitments of the Corporation as of December 31, 2017, listed by dates of funding or payment:

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Unfunded loan commitments	$748.3	$468.5	$94.0	$19.8	$166.0
Standby letters of credit	17.0	11.3	5.5	0.2	—
Total	$765.3	$479.8	$99.5	$20.0	$166.0

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

Contractual Cash Obligations of the Corporation as of December 31, 2017

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$2,669.7	$2,669.7	$—	$—	$—
Wholesale and retail certificates of deposit	704.1	537.1	136.5	29.7	0.8
Short-term borrowings	237.9	237.9	—	—	—
Long-term FHLB Advances	189.7	75.0	102.2	12.5	—
Subordinated Notes	100.0	—	—	—	100.0
Junior subordinated debentures	25.8	—	—	—	25.8
Operating leases	32.6	6.9	8.5	6.1	11.1
Purchase obligations	5.1	3.4	1.7	—	—
Total	$3,964.9	$3,530.0	$248.9	$48.3	$137.7

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

The following audited Consolidated Financial Statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Bryn Mawr Bank Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bryn Mawr Bank Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

(signed) KPMG LLP

We have served as the Company’s auditor since 2004.

Philadelphia, Pennsylvania
March 1, 2018

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2017	2016
Assets
Cash and due from banks	$11,657	$16,559
Interest bearing deposits with banks	48,367	34,206
Cash and cash equivalents	60,024	50,765
Investment securities available for sale, at fair value (amortized cost of $692,824 and $568,890 as of December 31, 2017 and December 31, 2016 respectively)	689,202	566,996
Investment securities held to maturity, at amortized cost (fair value of $7,851 and $2,818 as of December 31, 2017 and December 31, 2016, respectively)	7,932	2,879
Investment securities, trading	4,610	3,888
Loans held for sale	3,794	9,621
Portfolio loans and leases, originated	2,487,296	2,240,987
Portfolio loans and leases, acquired	798,562	294,438
Total portfolio loans and leases	3,285,858	2,535,425
Less: Allowance for originated loan and lease losses	(17,475)	(17,458)
Less: Allowance for acquired loan and lease losses	(50)	(28)
Total allowance for loans and lease losses	(17,525)	(17,486)
Net portfolio loans and leases	3,268,333	2,517,939
Premises and equipment, net	54,458	41,778
Accrued interest receivable	14,246	8,533
Mortgage servicing rights	5,861	5,582
Bank owned life insurance	56,667	39,279
Federal Home Loan Bank stock	20,083	17,305
Goodwill	179,889	104,765
Intangible assets	25,966	20,405
Other investments	12,470	8,627
Other assets	46,185	23,168
Total assets	$4,449,720	$3,421,530
Liabilities
Deposits:
Non-interest-bearing	$924,844	$736,180
Interest-bearing	2,448,954	1,843,495
Total deposits	3,373,798	2,579,675

Short-term borrowings	237,865	204,151
Long-term FHLB advances	139,140	189,742
Subordinated notes	98,416	29,532
Junior subordinated debentures	21,416	-
Accrued interest payable	3,527	2,734
Other liabilities	47,439	34,569
Total liabilities	3,921,601	3,040,403
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,360,049 and 21,110,968 shares as of December 31, 2017 and December 31, 2016, respectively, and outstanding of 20,161,395 and 16,939,715 as of December 31, 2017 and December 31, 2016, respectively	24,360	21,111
Paid-in capital in excess of par value	371,486	232,806
Less: Common stock in treasury at cost - 4,198,654 and 4,171,253 shares as of December 31, 2017 and December 31, 2016, respectively	(68,179)	(66,950)
Accumulated other comprehensive loss, net of tax	(4,414)	(2,409)
Retained earnings	205,549	196,569
Total Bryn Mawr Bank Corporation shareholders' equity	528,802	381,127
Noncontrolling interest	(683)	-
Total shareholders' equity	528,119	381,127
Total liabilities and shareholders' equity	$4,449,720	$3,421,530

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Twelve Months Ended December 31,
	2017	2016	2015
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$120,762	$110,536	$102,432
Interest on cash and cash equivalents	174	168	409
Interest on investment securities:
Taxable	8,136	5,575	5,018
Non-taxable	388	497	497
Dividends	99	215	186
Total interest income	129,559	116,991	108,542
Interest expense:
Interest on deposits	8,748	5,833	4,212
Interest on short-term borrowings	1,390	93	48
Interest on FHLB advances and other borrowings	2,620	3,353	3,554
Interest on subordinated notes	1,628	1,476	601
Interest on junior subordinated debentures	46	-	-
Total interest expense	14,432	10,755	8,415
Net interest income	115,127	106,236	100,127
Provision for loan and lease losses	2,618	4,326	4,396
Net interest income after provision for loan and lease losses	112,509	101,910	95,731
Noninterest income:
Fees for wealth management services	38,735	36,690	36,894
Insurance commissions	4,589	3,722	3,745
Capital markets revenue	2,396	-	-
Service charges on deposits	2,608	2,791	2,927
Loan servicing and other fees	2,106	1,939	2,087
Net gain on sale of loans	2,441	3,048	2,847
Net gain (loss) on sale of investment securities available for sale	101	(77)	931
Net (loss) gain on sale of other real estate owned ("OREO")	(104)	(76)	123
Dividends on FHLB and FRB stock	939	1,063	1,382
Other operating income	5,321	4,868	4,849
Total noninterest income	59,132	53,968	55,785
Noninterest expenses:
Salaries and wages	53,251	47,411	44,575
Employee benefits	10,452	9,548	10,205
Loss on pension plan settlement	-	-	17,377
Occupancy and bank premises	9,906	9,611	10,305
Branch lease termination expense	-	-	929
Furniture, fixtures, and equipment	7,385	7,520	6,841
Advertising	1,454	1,381	2,102
Amortization of intangible assets	2,734	3,498	3,827
Impairment of intangible assets	-	-	387
Due diligence, merger-related and merger integration expenses	6,104	-	6,670
Professional fees	3,268	3,659	3,353
Pennsylvania bank shares tax	1,294	1,749	1,253
Information technology	3,581	3,661	3,443
Other operating expenses	14,966	13,636	14,323
Total noninterest expenses	114,395	101,674	125,590
Income before income taxes	57,246	54,204	25,926
Income tax expense	34,230	18,168	9,172
Net income	$23,016	$36,036	$16,754

Basic earnings per common share	$1.34	$2.14	$0.96
Diluted earnings per common share	$1.32	$2.12	$0.94
Dividends declared per share	$0.86	$0.82	$0.78

Weighted-average basic shares outstanding	17,150,125	16,859,623	17,488,325
Dilutive shares	248,798	168,499	267,996
Adjusted weighted-average diluted shares	17,398,923	17,028,122	17,756,321

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(dollars in thousands)	Twelve Months Ended December 31,
	2017	2016	2015

Net income	$23,016	$36,036	$16,754

Other comprehensive (loss) income:
Net change in unrealized losses on investment securities available for sale:
Net unrealized losses arising during the period, net of tax (benefit) of $(640), $(1,053) and $(618), respectively	(1,189)	(1,955)	(1,147)
Less: reclassification adjustment for net (gain) loss on sale realized in net income, net of tax benefit (expense) of $(35), $27, and $(326), respectively	(66)	50	(605)
Unrealized investment (losses), net of tax (benefit) of $(605), $(1,079) and $(292), respectively	(1,123)	(2,005)	(542)
Net change in fair value of derivative used for cash flow hedge:
Net unrealized losses arising during the period, net of tax benefit of $0, $0 and $(228), respectively	-	-	(422)
Less: realized loss on cash flow hedge reclassified to earnings, net of tax benefit of $0, $0, and $214, respectively	-	-	397
Change in fair value of hedging instruments, net of tax expense (benefit) of $0, $0 and $14, respectively	-	-	25
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax (benefit) expense of $(54), $5 and $264, respectively	(100)	8	514
Change in unfunded pension liability related to settlement of pension plan, net of tax expense of $0, $0 and $6,082	-	-	11,295
Total change in unfunded pension liability, net of tax expense (benefit) of $(54), $5 and $6,346, respectively	(100)	8	11,809

Total other comprehensive (loss) income	(1,223)	(1,997)	11,292

Total comprehensive income	$21,793	$34,039	$28,046

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(dollars in thousands)	Twelve Months Ended December 31,
	2017	2016	2015
Operating activities:
Net Income	$23,016	$36,036	$16,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,618	4,326	4,396
Depreciation of fixed assets	5,551	5,630	4,925
Net amortization of investment premiums and discounts	2,990	3,200	3,280
Net loss on settltment of pension plan	-	-	17,377
Net (gain) loss on sale of investment securities available for sale	(101)	77	(931)
Net gain on sale of loans	(2,441)	(3,048)	(2,847)
Stock-based compensation	2,068	1,713	1,441
Amortization and net impairment of mortgage servicing rights	744	880	661
Net accretion of fair value adjustments	(2,376)	(3,776)	(4,942)
Amortization of intangible assets	2,733	3,498	3,827
Impairment of intangible assets	-	-	387
Impairment of other real estate owned ("OREO") and other repossessed assets	208	94	90
Net loss (gain) on sale of OREO	104	76	(123)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(838)	(908)	(782)
Other, net	(568)	(970)	874
Loans originated for resale	(125,482)	(161,597)	(141,578)
Proceeds from loans sold	132,639	162,762	138,964
Provision for deferred income taxes	20,418	1,676	(2,834)
Settlement of pension liability acquired in RBPI Merger	(15,233)	-	-
Excess tax benefit from stock-based compensation	-	-	(783)
Change in income taxes payable/receivable	(7,917)	4,340	(529)
Change in accrued interest receivable	(3,178)	(664)	(215)
Change in accrued interest payable	(2,023)	883	516
Net cash provided by operating activities	32,932	54,228	37,928

Investing activities:
Purchases of investment securities available for sale	(445,294)	(350,669)	(176,034)
Purchases of investment securities held to maturity	(5,189)	(2,928)	-
Proceeds from maturity and paydowns of investment securities available for sale	283,545	65,176	66,209
Proceeds from maturity and paydowns of investment securities held to maturity	108	34	-
Proceeds from sale of investment securities available for sale	130,858	276	64,851
Net change in FHLB stock	(2,778)	(4,363)	3,562
Proceeds from calls of investment securities	25,682	60,840	104,240
Proceeds from sales of other investments	-	664	-
Net change in other investments	2,059	264	(4,184)
Purchase of domain name	(151)	-	-
Net portfolio loan and lease originations	(180,869)	(266,331)	(194,066)
Purchases of premises and equipment	(8,304)	(2,207)	(7,611)
Purchases of BOLI	-	-	(5,000)
Acquisitions, net of cash acquired	12,301	-	16,129
Proceeds from sale of OREO	1,048	1,806	1,215
Net cash used in investing activities	(186,984)	(497,438)	(130,689)

Financing activities:
Change in deposits	201,015	327,169	83,784
Change in short-term borrowings	18,714	109,995	(38,128)
Dividends paid	(14,799)	(13,961)	(13,837)
Change in long-term FHLB advances and other borrowings	(110,049)	(65,000)	(24,883)
Payment of contingent consideration for business combinations	(642)	(627)	(542)
Net proceeds from issuance of subordinated notes	68,829	-	29,456
Excess tax benefit from stock-based compensation	-	-	783
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(1,140)	(745)	-
Net purchase of treasury stock for deferred compensation plans	(115)	(133)	(128)
Net purchase of treasury stock through publicly announced plans	-	(7,971)	(26,418)
Proceeds from issuance of common stock	-	-	20
Proceeds from exercise of stock options	1,498	2,181	6,452
Net cash provided by financing activities	163,311	350,908	16,559

Change in cash and cash equivalents	9,259	(92,302)	(76,202)
Cash and cash equivalents at beginning of period	50,765	143,067	219,269
Cash and cash equivalents at end of period	$60,024	$50,765	$143,067

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$21,632	$12,261	$11,703
Interest	$13,639	$9,872	$7,604

Non-cash information:
Change in other comprehensive loss	$(1,223)	$(1,997)	$11,292
Change in deferred tax due to change in comprehensive income	$(659)	$(1,074)	$6,068
Transfer of loans to other real estate owned and repossessed assets	$342	$546	$2,283
Issuance of shares, warrants and options for acquisitions	$138,509	$-	$123,734
Acquisition of noncash assets and liabilities:
Assets acquired	$849,610	$-	$727,908
Liabilities assumed	$724,085	$-	$620,303

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands, except per share information)
	For the Years Ended December 31, 2015, 2016 and 2017
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity

Balance December 31, 2014	16,742,135	$16,742	$100,486	$(31,642)	$(11,704)	$171,592	$-	$245,474

Net income	-	-	-	-	-	16,754	-	16,754
Dividends declared, $0.78 per share	-	-	-	-	-	(13,824)	-	(13,824)
Other comprehensive income, net of tax expense of $6,080	-	-	-	-	11,292	-	-	11,292
Stock based compensation	-	-	1,441	-	-	-	-	1,441
Excess tax benefit from stock-based compensation	-	-	783	-	-	-	-	783
Retirement of treasury stock	(4,418)	(4)	(40)	44	-	-	-	-
Cancellation of forfeited restricted stock awards	(27,375)	(27)	27	-	-	-	-	-
Net purchase of treasury stock	-	-		(26,546)	-	-	-	(26,546)
Shares issued in acquisitions	3,878,304	3,878	117,513	-	-	-	-	121,391
Options assumed in acquisitions	-	-	2,343	-	-	-	-	2,343
Common stock issued:
Dividend Reinvestment and Stock Purchase Plan	663	1	19	-	-	-	-	20
Share-based awards and options exercises	342,107	341	6,242	-	-	-	-	6,583

Balance December 31, 2015	20,931,416	$20,931	$228,814	$(58,144)	$(412)	$174,522	$-	$365,711

Net income	-	-	-	-	-	36,036	-	36,036
Tax provision-to-return adjustment related to excess tax benefit on stock-based compensation	-	-	197	-	-	-	-	197
Dividends declared, $0.82 per share	-	-	-	-	-	(13,989)	-	(13,989)
Other comprehensive loss, net of tax benefit of $1,074	-	-	-	-	(1,997)	-	-	(1,997)
Stock based compensation	-	-	1,713	-	-	-	-	1,713
Retirement of treasury stock	(4,320)	(4)	(39)	43	-	-	-	-
Net purchase of treasury stock through publicly announced plans	-	-	-	(7,971)	-	-	-	(7,971)
Net purchase of treasury stock from stock award and deferred compensation plans	-	-	-	(878)	-	-	-	(878)
Common stock issued:
Common stock issued through share-based awards and options exercises	183,872	184	2,121	-	-	-	-	2,305

Balance December 31, 2016	21,110,968	$21,111	$232,806	$(66,950)	$(2,409)	$196,569	$-	$381,127

Net income	-	-	-	-	-	23,016	-	23,016
Dividends declared, $0.86 per share	-	-	-	-	-	(14,818)	-	(14,818)
Other comprehensive loss, net of tax benefit of $659	-	-	-	-	(1,223)	-	-	(1,223)
Reclassification due to the adoption of ASU No. 2018-02	-	-	-	-	(782)	782	-	-
Stock-based compensation	-	-	2,068	-	-	-	-	2,068
Form S-4 stock issuance costs	-	-	(233)	-	-	-	-	(233)
Retirement of treasury stock	(2,628)	(3)	(23)	26	-	-	-	-
Net purchase of treasury stock from stock awards for statutory tax withholdings	-	-	-	(1,140)	-	-	-	(1,140)
Net purchase of treasury stock for deferred compensation trusts	-	-	-	(115)	-	-	-	(115)
Stock warrants assumed in acquisitions	-	-	1,854	-	-	-	-	1,854
Noncontrolling interest assumed in acquisitions	-	-	-	-	-	-	(683)	(683)
Common stock issued:
Shares issued in acquisitions	3,098,754	3,099	133,556	-	-	-	-	136,655
Common stock issued through share-based awards and options exercises	152,955	153	1,458	-	-	-	-	1,611

Balance December 31, 2017	24,360,049	$24,360	$371,486	$(68,179)	$(4,414)	$205,549	$(683)	$528,119

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A. Nature of Business

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, located in the western suburbs of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 37 full-service branches, eight limited-hour retirement community offices, two limited-service branch, six wealth management offices and a full-service insurance agency located throughout Montgomery, Delaware, Chester, Philadelphia, Berks, and Dauphin counties in Pennsylvania, Mercer and Camden counties of New Jersey, and New Castle county in Delaware. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

On December 15, 2017, the merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into the Corporation (the “RPBI Merger”), and the merger of Royal Bank America with and into the Bank, were completed. Consideration paid totaled $138.6 million, comprised of 3,098,754 shares of the Corporation’s common stock, the assumption of 140,224 warrants to purchase BMTC common stock valued at $1.9 million, $112 thousand for the cash-out of certain options and $7 thousand of cash in lieu of fractional shares. The RBPI Merger initially added $570.4 million of loans, $121.6 million of investments, $593.2 million of deposits, and twelve new branches. The acquisition of RBPI expands the Corporation further into Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Mercer and Camden Counties in New Jersey.

On May 24, 2017, the acquisition of Harry R. Hirshorn & Company, Inc. (“Hirshorn”), an insurance agency headquartered in the Chestnut Hill section of Philadelphia, was completed. Immediately after the acquisition, Hirshorn was merged into the Bank’s existing insurance subsidiary, Powers Craft Parker and Beard, Inc. The consideration paid by the Bank was $7.5 million, of which $5.8 million was paid at closing, with three contingent cash payments, not to exceed $575 thousand each, to be payable on each of May 24, 2018, May 24, 2019, and May 24, 2020, subject to the attainment of certain targets during the related periods. The acquisition enhanced the Bank’s ability to offer comprehensive insurance solutions to both individual and business clients and continues the strategy of selectively establishing specialty offices in targeted areas.

On April 1, 2015, the acquisition of Robert J. McAllister Agency, Inc. (“RJM”), an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. Consideration paid totaled $1.0 million, of which $500 thousand was paid at closing, $85 thousand and $100 thousand of the first two annual payments not to exceed $100 thousand were paid during the second quarter of 2016 and 2017, respectively and three remaining contingent cash payments, not to exceed $100 thousand each, will be payable on each of March 31, 2018, March 31, 2019, and March 31, 2020, subject to the attainment of certain revenue targets during the related periods. The acquisition enhanced the Corporation’s ability to offer comprehensive insurance solutions to both individual and business clients.

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

Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2018, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan and lease losses and lending related commitments, goodwill and intangible assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased pension and post-retirement expense.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiaries; the Corporation’s primary subsidiary is the Bank. In connection with the RBPI Merger, the Corporation acquired two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II. These two entities are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current-year presentation.

C. Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-bearing and noninterest-bearing amounts due from banks, and federal funds sold. Cash balances required to meet regulatory reserve requirements of the Federal Reserve Board amounted to $5.8 million and $10.4 million at December 31, 2017 and December 31, 2016, respectively.

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

The Corporation follows ASC 370-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that provides guidance related to accounting for recognition of other-than-temporary impairment for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. Companies are required to record other-than-temporary impairment charges through earnings if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit-related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Corporation has no intent or it is more likely than not that the Corporation would not be required to sell an impaired security before a recovery of its amortized cost basis. The Corporation did not have any other-than-temporary impairments for 2017, 2016 or 2015.

Investments for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at their amortized cost on the balance sheet. No adjustment for market value fluctuations are recorded related to the held to maturity portfolio.

Investment securities held in trading accounts consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

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

Loans and leases that management has the intention and ability to hold for the foreseeable future or until maturity or pay-off, generally are reported at their outstanding principal balance adjusted for charge-offs, the allowance for loan and lease losses and any deferred fees or costs on originated loans and leases. Interest income is accrued on the unpaid principal balance.

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

G. Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “Allowance”) is established through a provision for loan and lease losses (the “Provision”) charged as an expense. The principal balances of loans and leases are charged against the Allowance when management believes that the principal is uncollectible. The Allowance is maintained at a level that the Corporation believes is sufficient to absorb estimated potential credit losses.

Management’s determination of the adequacy of the Allowance is based on guidance provided in ASC 450 – Contingencies and ASC 310 - Receivables, and involves the periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates. Quantitative factors in the form of historical net charge-off rates by portfolio segment are considered. In connection with these quantitative factors, management establishes what it deems to be an adequate look-back period (“LBP”) for the charge-off history. As of December 31, 2017 management utilized a five-year LBP, which it believes adequately captures the trends in charge-offs. In addition, management develops an estimate of a loss emergence period (“LEP”) for each segment of the loan portfolio. The LEP estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan. As of December 31, 2017, management utilized a two-year LEP for its commercial loan segments and a one-year LEP for its consumer loan segments based on analyses of actual charge-offs tracked back in time to the triggering event for the eventual loss. In addition, various qualitative factors are considered, including the specific terms and conditions of loans, changes in underwriting standards, delinquency statistics, industry concentrations and overall exposure of a single customer. In addition, consideration is given to the adequacy of collateral, the dependence on collateral, and the results of internal loan reviews, including a borrower’s financial strengths, their expected cash flows, and their access to additional funds.

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

The evaluation process also considers the impact of competition, current and expected economic conditions, national and international events, the regulatory and legislative environment and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, an additional Provision may be required that might adversely affect the Corporation’s results of operations in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the adequacy of the Allowance. Such agencies may require the Corporation to record additions to the Allowance based on their judgment of information available to them at the time of their examination.

H. Impaired Loans and Leases

A loan or lease is considered impaired when, based on current information, it is probable that management will be unable to collect the contractually scheduled payments of principal or interest. When assessing impairment, management considers various factors, which include payment status, realizable value of collateral and the probability of collecting scheduled principal and interest payments when due. Loans and leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

In addition to originating loans, the Corporation occasionally acquires loans through mergers or loan purchase transactions. Some of these acquired loans may exhibit deteriorated credit quality that has occurred since origination and, as such, management may not expect to collect all contractual payments. Accounting for these purchased credit-impaired (“PCI”) loans is done in accordance with ASC 310-30. The loans are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral-dependent, with the timing of the sale of loan collateral indeterminate, remain on nonaccrual status and have no accretable yield. On a regular basis, at least quarterly, an assessment is made on PCI loans to determine if there has been any improvement or deterioration of the expected cash flows. If there has been improvement, an adjustment is made to increase the recognition of interest on the PCI loan, as the estimate of expected loss on the loan is reduced. Conversely, if there is deterioration in the expected cash flows of a PCI loan, a Provision is recorded in connection with the loan.

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

K. Other Investments and Equity Stocks Without a Readily Determinable Fair Value

Other investments include Community Reinvestment Act (“CRA”) investments and equity stocks without a readily determinable fair value. The Corporation’s investments in equity stocks include those issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank (“FRB”) and Atlantic Central Bankers Bank. The Corporation is required to hold FHLB stock as a condition of its borrowing funds from the FHLB. As of December 31, 2017, the carrying value of the Corporation’s FHLB stock was $20.1 million. In addition, the Corporation is required to hold FRB stock based on the Corporation’s capital. As of December 31, 2017, the carrying value of the Corporation’s FRB stock was $6.9 million. Ownership of FHLB and FRB stock is restricted and there is no market for these securities. For further information on the FHLB stock, see Note 10 – “Short-Term Borrowings and Long-Term FHLB Advances”.

L. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and predetermined rent are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected lease term or the estimated useful lives, whichever is shorter.

M. Pension and Postretirement Benefit Plan

As of December 31, 2017, the Corporation had two non-qualified defined-benefit supplemental executive retirement plans and a postretirement benefit plan as discussed in Note 17 – “Pension and Postretirement Benefit Plans”. Net pension expense related to the defined-benefit consists of service cost, interest cost, return on plan assets, amortization of prior service cost, amortization of transition obligations and amortization of net actuarial gains and losses. Prior to December 31, 2015, the Corporation had a qualified pension plan which was settled on December 31, 2015. As it relates to the costs associated with the post-retirement benefit plan, the costs are recognized as they are incurred.

N. Bank Owned Life Insurance (“BOLI”)

BOLI is recorded at its cash surrender value. Income from BOLI is tax-exempt and included as a component of non-interest income.

O. Derivative Financial Instruments

The Corporation recognizes all derivative financial instruments on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Corporation enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Corporation originates variable-rate loans with customers in addition to interest rate swap agreements, which serve to effectively swap the customers’ variable-rate loans into fixed-rate loans. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge its exposure on the variable and fixed components of the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

In addition to interest rate swaps with customers, the Corporation may also enter into a risk participation agreement with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed. This type of derivative is referred to as an “RPA sold”. In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation may purchase a risk participation agreement from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA purchased”.

If a derivative has qualified as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings immediately. To determine fair value, management uses valuations obtained from a third party which utilizes a pricing model that incorporates assumptions about market conditions and risks that are current as of the reporting date. Management reviews, annually, the inputs utilized by its independent third-party valuation organization.

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. If present, the Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the management performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts or payments related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the Statement of Income, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair value of the interest rate swap agreements and changes in the fair value of the hedged items are recorded in the Corporation’s consolidated balance sheets with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the statement of income. Management performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. In December 2012, the Corporation entered into a $15 million forward-starting interest rate swap in order to hedge the cash flows of a $15 million floating-rate FHLB borrowing. On November 30, 2015, the start date of the swap, the Corporation elected to terminate the swap.

P. Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period.

All share-based payments, including grants of stock options, restricted stock awards and performance-based stock awards, are recognized as compensation expense in the statement of income at their fair value. The fair value of stock option grants is determined using the Black-Scholes pricing model which considers the expected life of the options, the volatility of our stock price, risk-free interest rate and annual dividend yield. The fair value of the restricted stock awards and performance-based awards whose performance is measured based on an internally produced metric is based on their closing price on the grant date, while the fair value of the performance-based stock awards which use an external measure, such as total stockholder return, is based on their grant-date market value adjusted for the likelihood of attaining certain pre-determined performance goals and is calculated by utilizing a Monte Carlo Simulation model.

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

The Corporation recognizes the benefit of a tax position only after determining that the Corporation would more-likely-than-not sustain the position following an examination. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Consolidated Financial Statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. Management applies these criteria to tax positions for which the statute of limitations remains open.

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

U. Goodwill and Intangible Assets

The Corporation accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition. Management performs goodwill and intangible assets impairment testing annually, as of October 31, or when events occur or circumstances change that would more likely than not reduce the fair value of the acquisition or investment. Prior to October 31, 2016, management had performed the goodwill and intangible assets impairment testing as of December 31. During 2016, management made a voluntary change in the method of applying an accounting principle related to the timing of the annual goodwill impairment assessment from December 31 to October 31. Management made this decision based on the time intensive nature of the goodwill impairment assessment. Management does not consider this change in impairment testing date to be a material change in application of an accounting principle. Goodwill impairment is tested on a reporting unit level. The Corporation currently has three reporting units: Banking, Wealth Management and Insurance. As of December 31, 2017, the Insurance reporting unit did not meet the quantitative thresholds for separate disclosure as an operating segment and is therefore reported as a component of the Wealth Management segment, based on its internal reporting structure. While the Insurance reporting unit did not meet the threshold for reporting as a separate operating segment, for goodwill testing, the Insurance segment was tested for impairment. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.

Management’s impairment testing methodology is consistent with the methodology prescribed in ASC 350. Intangible assets include core deposit intangibles, customer relationships, trade names, a domain name, and non-competition agreements. The customer relationships, non-competition agreement, and core deposit intangibles are amortized over the estimated useful lives of the assets and are evaluated for impairment annually. The trade names, except for Hirshorn Boothby which has a three-year life, and the domain name intangibles have indefinite lives and are evaluated for impairment annually.

V. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

W. Recent Accounting Pronouncements

The following Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs") are divided into pronouncements which have been adopted by the Corporation since January 1, 2017, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of December 31, 2017.

Adopted Pronouncements:

FASB ASU 2017-08 (Subtopic 310-20), “Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”

Issued in March 2017, ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Corporation early adopted this ASU as of October 1, 2017. Adoption of this ASU did not have an impact on our Consolidated Financial Statements and related disclosures as management determined that it follows the guidance related to premium amortization on callable debt securities.

FASB ASU 2018-02 - Income Statement – Reporting Comprehensive Income (Topic 220): “Reclassification of Certain Tax Effects from Other Comprehensive Income”

Issued in February 2018, ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) and will improve the usefulness of information reported to financial statement users. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period for public businesses for reporting periods for which financial statements have not yet been issued. The Corporation early adopted this ASU as of January 1, 2017 and elected to reclassify income tax effects related to net unrealized losses on available for sale investment securities and unrealized losses on nonqualified pension liabilities. The reclassification of income tax effects associated with the net unrealized losses on available for sale investment securities and unrealized losses on nonqualified pension liabilities totaled $507 thousand and $275 thousand, respectively. The net effect of the reclassifications was a $782 thousand increase to both retained earnings and accumulated other comprehensive loss.

Pronouncements Not Yet Effective:

FASB ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers”

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

Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), management does not expect the new guidance to have a material impact on the elements of its Consolidated Statement of Income most closely associated with leases and financial instruments (such as interest income, interest expense, and net (loss) gain on sale of investment securities). The review is on-going, however our preliminary evaluation of other revenue streams that are within the scope of the new guidance suggests that adoption of this guidance is not expected to have a material effect on our Consolidated Statement of Income. The Corporation will adopt this ASU in the first quarter of 2018 with no impact to our Consolidated Financial Statements. Management’s ongoing implementation efforts include evaluating and developing the additional quantitative and qualitative disclosures required upon the adoption of the new guidance, if applicable.

FASB ASU 2017-04 (Topic 350), “Intangibles – Goodwill and Others”

Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2017-01 (Topic 805), “Business Combinations”

Issued in January 2017, ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017 including interim periods within those periods. The Corporation will adopt this ASU in the first quarter of 2018. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2016-15 (Topic 320), “Classification of Certain Cash Receipts and Cash Payments”

Issued in August 2016, ASU 2016-15 provides guidance on eight specific cash flow issues and their disclosure in the consolidated statements of cash flows. The issues addressed include debt prepayment, settlement of zero-coupon debt, contingent consideration in business combinations, proceeds from settlement of insurance claims, proceeds from settlement of BOLI, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Corporation will adopt this ASU in the first quarter of 2018. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss (“CECL”) model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of this new guidance can be applied only on a prospective basis as a cumulative-effect adjustment to retained earnings.

It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset, and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Corporation’s allowance for credit losses, which will depend upon the nature and characteristics of the Corporation 's portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at the adoption date. The Corporation has engaged the services of a third-party consultant as well as invested in software designed to assist management in the development and implementation of the new CECL model. Management is currently in the process of evaluating our contract-level data. The adoption of this ASU will also require the addition of an allowance for held-to-maturity debt securities. The Corporation currently does not intend to early adopt this new guidance.

FASB ASU 2016-02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Management has begun to inventory the Corporation’s various leases to evaluate the effect that this ASU will have on our consolidated financial statements and related disclosures. Management is aware that the adoption of this ASU will impact the Corporation’s balance sheet for the recording of assets and liabilities for operating leases. Any additional assets recorded as a result of implementation will have a negative impact on the Corporation and Bank capital ratios under current regulatory guidance.

FASB ASU 2016-01 (Subtopic 825-10), “Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities”

Issued in January 2016, ASU 2016-01 provides that equity investments will be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. The Corporation will adopt this ASU in the first quarter of 2018 on a prospective basis. Upon adoption, the Corporation will record a cumulative-effect adjustment of $296 thousand by reclassifying the amount of net unrealized gain related to our available-for-sale equity securities portfolio as of December 31, 2017 from other comprehensive loss to retained earnings.

Management is evaluating the amendments related to equity securities without readily determinable fair values (except for FHLB, FRB, and Atlantic Central Bankers Bank stock, which are outside of the scope of this ASU), but does not expect it to have a material impact on our consolidated financial statements and related disclosures. Additionally, for purposes of disclosing the fair value of loans carried at amortized cost, we are evaluating our valuation methods to determine the necessary changes to present fair value disclosures based on “exit price” as required by this update. Accordingly, the fair value amounts disclosed for such loans may change upon adoption.

FASB ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

Issued in March 2017, ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Corporation will adopt this ASU in the first quarter of 2018.

Upon adoption, the components of net periodic benefit cost other than the service cost component will be reclassified from “Employee benefits” to “Other operating expenses” in the Consolidated Statements of Income. Since both “Employee benefits” and “Other operating expenses” line items of these income statement line items are within “Non-interest expenses”, total “Non-interest expenses” will not change, nor will there be any change in “Net income.” The components of net periodic benefit cost are currently disclosed in Note 17 – “Pension and Postretirement Benefit Plans” in the accompanying Notes to consolidated financial statements found in this Annual Report on Form 10-K. Additionally, the Corporation does not currently capitalize any components of its net periodic benefit costs. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

Note 2 - Business Combinations

Royal Bancshares of Pennsylvania, Inc.

On December 15, 2017, the previously announced merger of Royal Bancshares of Pennsylvania, Inc. with and into the Corporation, and the merger of Royal Bank America with and into the Bank, as contemplated by the Agreement and Plan of Merger, by and between RBPI and the Corporation, dated as of January 30, 2017 (the “Agreement”) were completed. In accordance with the Agreement, the aggregate share consideration paid to RBPI shareholders consisted of 3,098,754 shares of the Corporation’s common stock. Shareholders of RBPI received 0.1025 shares of Corporation common stock for each share of RBPI Class A common stock and 0.1179 shares of Corporation common stock for each share of RBPI Class B common stock owned as of the effective date of the RBPI Merger, with cash-in-lieu of fractional shares totaling $7 thousand. Holders of in-the-money options to purchase RBPI Class A common stock received cash totaling $112 thousand. In addition, 1,368,040 warrants to purchase Class A common stock of RBPI, valued at $1.9 million, were converted to 140,224 warrants to purchase Corporation common stock. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the date of the RBPI Merger. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

In connection with the RBPI Merger, the consideration paid and the estimated fair value of identifiable assets acquired and liabilities assumed as of the date of the RBPI Merger are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (3,098,754)	$136,655
Cash in lieu of fractional shares	7
Cash-out of certain options	112
Fair value of warrants assumed	1,853
Value of consideration	138,627

Assets acquired:
Cash and due from banks	17,092
Investment securities available for sale	121,587
Loans	570,373
Premises and equipment	8,264
Deferred income taxes	33,135
Bank-owned life insurance	16,550
Core deposit intangible	4,670
Favorable lease asset	566
Other assets	14,487
Total assets	786,724

Liabilities assumed:
Deposits	593,172
FHLB and other long-term borrowings	59,568
Short-term borrowings	15,000
Junior subordinated debentures	21,416
Unfavorable lease liability	322
Other liabilities	31,381
Total liabilities	720,859

Net assets acquired	65,865

Goodwill resulting from acquisition of RBPI	$72,762

Provisional Estimates of Fair Value of Certain Assets Acquired in the RBPI Merger

As of December 31, 2017, the accounting for the estimates of fair value for certain loans acquired in the RBPI Merger is incomplete. The Corporation is in the process of obtaining new information that will allow management to better estimate fair values that existed as of December 15, 2017. When this information is obtained, management anticipates an adjustment to the provisional fair value assigned to certain acquired loans. This adjustment will result in corresponding adjustments to goodwill and net deferred tax asset. The adjustments will be recorded in the period in which the new information is obtained and reviewed.

Methods Used to Fair Value Assets and Liabilities

The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. In many cases, determining the fair value of the acquired assets and assumed liabilities required management to estimate cash flows expected from those assets and liabilities and to discount those cash flows at appropriate rates of interest. This required the utilization of significant estimates and management judgment in accounting for the RBPI Merger.

Cash and due from banks: The estimated fair values of cash and due from banks approximate their stated value.

Investment securities available-for-sale: The estimated fair values of the investment securities available for sale, comprised of obligations of the U.S. government and agencies, state and political subdivisions, mortgage-backed securities and collateralized mortgage obligations, were based on actual sales of the investments securities immediately subsequent to the close of the RBPI Merger. No gains or losses were recorded resulting from the sales.

Loans held for investment: The acquisition resulted in loans acquired with and without evidence of credit quality deterioration. There was no carryover related allowance for loan and lease losses.

The acquired loan portfolio was valued based on current guidance which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs were utilized to value the portfolio and included the use of present value techniques employing cash flow estimates and incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, management used assumptions in an effort to determine reasonable fair value. Specifically, management utilized three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used were: 1) interest rate loan fair value analysis; 2) general credit fair value analysis; and 3) specific credit fair value analysis.

For loans acquired without evidence of credit quality deterioration, management prepared the interest rate loan fair value analysis. Loans were grouped by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment. Additionally, a general credit fair value adjustment was calculated using a two-part general credit fair value analysis: 1) expected lifetime losses; and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the RBPI. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to a lack of specific familiarity with RBPI's underwriting process. RBPI's loan portfolio without evidence of credit quality deterioration received a fair value discount of $730 thousand to reflect an interest rate fair value adjustment and a fair value discount of $13.1 million to reflect the general credit risk of the loan portfolio. The adjustment will be substantially recognized as interest income on a level yield basis over the remaining lives of the underlying loans.

For loans acquired with evidence of credit quality deterioration management prepared a specific credit fair value adjustment. Management reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting this definition were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount. The accretable yield amount will be recognized over the life of the loans or over the recovery period of the underlying collateral on a level yield basis as an adjustment to yield. In certain cases, the appraisal of the underlying collateral may have not been current and new appraisals are underway. Once the current appraisals are finalized and accurately reflect the fair value of the collateral as of December 15, 2017, the fair values of the loans will be finalized. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the derecognition of the loan at its carrying value with differences in actual results reflected in interest income.

At the acquisition date, the Corporation recorded a nonaccretable difference of $13.0 million. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount of $2.3 million.

The following table summarizes the acquired impaired loans and leases as of December 15, 2017 resulting from the RBPI Merger:

(dollars in thousands)

Contractually required principal and interest payments	$36,138
Contractual cash flows not expected to be collected (nonaccretable difference)	(13,042)
Cash flows expected to be collected	23,096
Interest component of expected cash flows (accretable yield)	(2,319)
Fair value of loans acquired with deterioration of credit quality	$20,777

Bank premises - owned: The Corporation acquired five owned properties and obtained appraisals from an independent real estate appraiser. A fair value adjustment was recorded on the owned properties, increasing their carrying value by $2.3 million.

Core deposit intangible: Core deposit intangible represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of the RBPI Merger. The core deposit intangible fair value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources and was valued utilizing Level 3 inputs. The core deposit intangible of $4.7 million will be amortized using the sum of the years digits method over an estimated life of 10 years.

Deposits: The fair values of demand and saving deposits, with no stated maturities, approximated the carrying value as these accounts are payable on demand. The fair values of time deposits with fixed maturities were estimated by discounting the final maturity using current market interest rate for similar instruments. A fair value premium of $2.5 million was recognized and will be recognized as a reduction to interest expense using a level yield amortization method over the life of the time deposit. The fair value of time deposits was determined using Level 2 inputs in the fair value hierarchy.

Junior subordinated debentures: The fair value of junior subordinated debentures was determined by present valuing the expected cash flows using current market rates for similar instruments. A fair value discount of $4.4 million was recognized and will be recognized as an increase to interest expense on a level-yield basis over the remaining life of the debentures. The fair value of junior subordinated debentures was determined using Level 2 inputs in the fair value hierarchy.

Deferred tax assets and liabilities: Deferred tax assets and liabilities were established for purchase accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income. The federal income tax rate utilized to determine the deferred tax assets and liabilities was the enacted rate as of December 15, 2017.

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

As of December 31, 2017, the estimates of the fair value of identifiable assets acquired and liabilities assumed in the Hirshorn acquisition are final.

Pro Forma Income Statements (unaudited)

The following pro forma income statements for the twelve months ended December 31, 2017, 2016 and 2015 present the pro forma results of operations of the combined institution (RBPI and the Corporation) as if the RBPI Merger occurred on January 1, 2015, January 1, 2016 and January 1, 2017, respectively. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations. Due to the immaterial contribution to net income of the RJM and Hirshorn acquisitions, which occurred during the three-year period shown in the table, the pro forma effects of these acquisitions are excluded.

	Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2015
Total interest income	$169,677	$155,798	$143,926
Total interest expense	20,113	17,134	13,963
Net interest income	149,564	138,664	129,963
Provision for loan and lease losses	3,454	5,568	3,648
Net interest income after provision for loan and lease losses	146,110	133,069	126,315
Total non-interest income	61,423	58,275	58,898
Total non-interest expenses*	140,853	124,358	149,791
Income before income taxes	66,680	67,013	35,422
Income tax expense	39,871	22,461	12,531
Net income	$26,809	$44,552	$22,891
Per share data**:
Weighted-average basic shares outstanding	20,248,879	19,958,377	20,587,079
Dilutive shares	257,591	168,499	267,996
Adjusted weighted-average diluted shares	20,506,470	20,126,876	20,855,075
Basic earnings per common share	$1.32	$2.23	$1.11
Diluted earnings per common share	$1.31	$2.21	$1.10

* Total non-interest expense includes RBPI Net Income Attributable to Noncontrolling Interest and Preferred Stock Series A Accumulated Dividend and Accretion for pro-forma presentation.

** Assumes that the shares of RBPI common stock outstanding as of December 31, 2017 were outstanding for the full twelve month periods ended December 31, 2017, 2016, and 2015, respectively.

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

	Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2015
Advertising	$180	$—	$162
Employee Benefits	21	—	258
Furniture, fixtures, and equipment	109	—	159
Information technology	837	—	1,168
Professional fees	3,160	—	2,471
Salaries and wages	1,285	—	1,868
Other	512	—	584
Total due diligence, and merger-related and merger integration expenses	$6,104	$—	$6,670

Note 3 - Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the twelve months ended December 31, 2017 and 2016:

(dollars in thousands)	Balance December 31, 2016	Additions	Amortization	Balance December 31, 2017	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$20,412		Indefinite
Goodwill – Banking	80,783	72,762	—	153,545		Indefinite
Goodwill – Insurance	3,570	2,362	—	5,932		Indefinite
Total Goodwill	$104,765	$75,124	$—	$179,889
Core deposit intangible	$3,447	$4,670	$(737)	$7,380		10 Years
Customer relationships	13,056	2,672	(1,555)	14,173	10	to	20 Years
Non-compete agreements	1,634	41	(356)	1,319	5	to	10 Years
Trade name	2,165	195	(38)	2,322	3 years	to	Indefinite
Domain name	—	151	—	151		Indefinite
Favorable lease assets	103	566	(48)	621	1	to	16 Years
Total Intangible Assets	$20,405	$8,295	$(2,734)	$25,966
Grand Total	$125,170	$83,419	$(2,734)	$205,855

(dollars in thousands)	Balance December 31, 2015	Additions	Amortization	Balance December 31, 2016	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$20,412		Indefinite
Goodwill – Banking	80,783	—	—	80,783		Indefinite
Goodwill – Insurance	3,570	—	—	3,570		Indefinite
Total Goodwill	$104,765	$—	$—	$104,765
Core deposit intangible	$4,272	$—	$(825)	$3,447		10 years
Customer relationships	14,384	—	(1,328)	13,056	10	to	20 years
Non-compete agreements	2,932	—	(1,298)	1,634	5	to	10 years
Trade name	2,165	—	—	2,165		Indefinite
Favorable lease assets	150	—	(47)	103	17	to	75 months
Total Intangible Assets	$23,903	$—	$(3,498)	$20,405
Grand total	$128,668	$—	$(3,498)	$125,170

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2017 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the two months ended December 31, 2017, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Amortization expense on finite-lived intangible assets was $2.7 million, $3.5 million, and $3.8 million for the twelve months ended December 31, 2017, 2016, and 2015, respectively. The estimated aggregate amortization expense related to finite-lived intangible assets for each of the five succeeding fiscal years ending December 31 is:

(dollars in thousands)	Fiscal Year Amount
Fiscal year ending
2018	$3,520
2019	$3,218
2020	$2,980
2021	$2,764
Thereafter	$11,167

Note 4 - Investment Securities

The amortized cost and fair value of investments, which were classified as available for sale, are as follows:

As of December 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,077	$11	$—	$200,088
Obligations of the U.S. government and agencies	153,028	75	(2,059)	151,044
Obligations of state and political subdivisions	21,352	11	(53)	21,310
Mortgage-backed securities	275,958	887	(1,855)	274,990
Collateralized mortgage obligations	37,596	14	(948)	36,662
Other investment securities	4,813	318	(23)	5,108
Total	$692,824	$1,316	$(4,938)	$689,202

As of December 31, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,094	$3	$—	$200,097
Obligations of the U.S. government and agencies	83,111	167	(1,080)	82,198
Obligations of state and political subdivisions	33,625	26	(121)	33,530
Mortgage-backed securities	185,997	1,260	(1,306)	185,951
Collateralized mortgage obligations	49,488	108	(902)	48,694
Other investment securities	16,575	105	(154)	16,526
Total	$568,890	$1,669	$(3,563)	$566,996

The following tables present the aggregate amount of gross unrealized losses as of December 31, 2017 and December 31, 2016 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of December 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$114,120	$(1,294)	$26,726	$(765)	$140,846	$(2,059)
Obligations of state and political subdivisions	11,144	(29)	2,709	(24)	13,853	(53)
Mortgage-backed securities	177,919	(1,293)	31,787	(562)	209,706	(1,855)
Collateralized mortgage obligations	5,166	(47)	26,686	(901)	31,852	(948)
Other investment securities	1,805	(23)	—	—	1,805	(23)
Total	$310,154	$(2,686)	$87,908	$(2,252)	$398,062	$(4,938)

As of December 31, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$62,211	$(1,080)	$—	$—	$62,211	$(1,080)
Obligations of state and political subdivisions	24,482	(121)	—	—	24,482	(121)
Mortgage-backed securities	101,433	(1,306)	—	—	101,433	(1,306)
Collateralized mortgage obligations	35,959	(902)	—	—	35,959	(902)
Other investment securities	2,203	(93)	11,895	(61)	14,098	(154)
Total	$226,288	$(3,502)	$11,895	$(61)	$238,183	$(3,563)

Management evaluates the Corporation’s investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. The investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All fixed income investment securities in the Corporation’s investment portfolio are rated as investment-grade or higher. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers or collateral. Management does not believe that these unrealized losses are other-than-temporary. Management does not have the intent to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely than not that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

As of December 31, 2017, and 2016, securities having a fair value of $126.2 million and $119.4 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of December 31, 2017 and 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017		December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities[1]:
Due in one year or less	$211,019	$211,019	$213,876	$213,885
Due after one year through five years	126,452	124,797	40,335	40,270
Due after five years through ten years	23,147	22,804	45,840	44,914
Due after ten years	15,439	15,421	18,079	18,055
Subtotal	376,057	374,041	318,130	317,124
Mortgage-related securities[1]	313,554	311,652	235,485	234,644
Mutual funds with no stated maturity	3,213	3,509	15,275	15,228
Total	$692,824	$689,202	$568,890	$566,996

1 Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sale of available for sale investment securities totaled $130.9 million, $276 thousand, and $64.9 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively. Net gain (loss) on sale of available for sale investment securities totaled $101 thousand, $(77) thousand, and $931 thousand for the twelve months ended December 31, 2017, 2016, and 2015, respectively.

The amortized cost and fair value of investment securities held to maturity as of December 31, 2017 and 2016 are as follows:

As of December 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$7,932	$5	$(86)	$7,851
Total	$7,932	$5	$(86)	$7,851

As of December 31, 2016

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$2,879	$—	$(61)	$2,818
Total	$2,879	$—	$(61)	$2,818

The following tables present the aggregate amount of gross unrealized losses as of December 31, 2017 and December 31, 2016 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of December 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,756	$(25)	$3,866	$(61)	$6,622	$(86)
Total	$2,756	$(25)	$3,866	$(61)	$6,622	$(86)

As of December 31, 2016

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,818	$(61)	$—	$—	$2,818	$(61)
Total	$2,818	$(61)	$—	$—	$2,818	$(61)

The amortized cost and fair value of held to maturity investment securities as of December 31, 2017 and 2016, by contractual maturity, are shown below:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities[1]	$7,932	$7,851	$2,879	$2,818
Total	$7,932	$7,851	$2,879	$2,818

1 Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2017, and December 31, 2016, the Corporation’s investment securities held in trading accounts totaled $4.6 million and $3.9 million, respectively, and consisted of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

Note 5 - Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in mergers and acquisitions. These mergers and acquisitions include the December 2017 RBPI Merger, the January 2015 CBH Merger, the November 2012 transaction with First Bank of Delaware and the July 2010 acquisition of First Keystone Financial, Inc. Certain tables in this footnote are presented for all loans as well as supplemental tables for originated and acquired loans.

A. The table below details all portfolio loans and leases as of the dates indicated:

(dollars in thousands)	December 31, 2017	December 31, 2016
Loans held for sale	$3,794	$9,621
Real estate loans:
Commercial mortgage	$1,523,377	$1,110,898
Home equity lines and loans	218,275	207,999
Residential mortgage	458,886	413,540
Construction	212,454	141,964
Total real estate loans	2,412,992	1,874,401
Commercial and industrial	719,312	579,791
Consumer	38,153	25,341
Leases	115,401	55,892
Total portfolio loans and leases	3,285,858	2,535,425
Total loans and leases	$3,289,652	$2,545,046
Loans with fixed rates	$1,573,052	$1,130,172
Loans with adjustable or floating rates	1,716,600	1,414,874
Total loans and leases	$3,289,652	$2,545,046
Net deferred loan origination fees included in the above loan table	$(887)	$(735)

The table below details the Corporation’s originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	December 31, 2017	December 31, 2016
Loans held for sale	$3,794	$9,621
Real estate loans:
Commercial mortgage	$1,122,327	$946,879
Home equity lines and loans	183,283	178,450
Residential mortgage	360,935	342,268
Construction	128,266	141,964
Total real estate loans	1,794,811	1,609,561
Commercial and industrial	589,304	550,334
Consumer	35,146	25,200
Leases	68,035	55,892
Total originated portfolio loans and leases	2,487,296	2,240,987
Total originated loans and leases	$2,491,090	$2,250,608
Loans with fixed rates	$1,034,542	$992,917
Loans with adjustable or floating rates	1,456,548	1,257,691
Total originated loans and leases	$2,491,090	$2,250,608
Net deferred loan origination fees included in the above loan table	$(887)	$(735)

The table below details the Corporation’s acquired portfolio loans as of the dates indicated:

(dollars in thousands)	December 31, 2017	December 31, 2016
Real estate loans:
Commercial mortgage	$401,050	$164,019
Home equity lines and loans	34,992	29,549
Residential mortgage	97,951	71,272
Construction	84,188	—
Total real estate loans	618,181	264,840
Commercial and industrial	130,008	29,457
Consumer	3,007	141
Leases	47,366	—
Total acquired portfolio loans and leases	$798,562	$294,438
Loans with fixed rates	$538,510	$137,255
Loans with adjustable or floating rates	260,052	157,183
Total acquired portfolio loans and leases	$798,562	$294,438

B. Components of the net investment in all leases are detailed as follows:

(dollars in thousands)	December 31, 2017	December 31, 2016
Minimum lease payments receivable	$130,811	$62,379
Unearned lease income	(19,861)	(8,608)
Initial direct costs and deferred fees	4,451	2,121
Total leases	$115,401	$55,892

Components of the net investment in originated leases are detailed as follows:

(dollars in thousands)	December 31, 2017	December 31, 2016
Minimum lease payments receivable	$75,592	$62,379
Unearned lease income	(10,338)	(8,608)
Initial direct costs and deferred fees	2,781	2,121
Total originated leases	$68,035	$55,892

Components of the net investment in acquired leases are detailed as follows:

(dollars in thousands)	December 31, 2017	December 31, 2016
Minimum lease payments receivable	$55,219	$—
Unearned lease income	(9,523)	—
Initial direct costs and deferred fees	1,670	—
Total acquired leases	$47,366	$—

C. Non-Performing Loans and Leases

The following table details all non-performing portfolio loans and leases as of the dates indicated:

(dollars in thousands)	December 31, 2017	December 31, 2016
Non-accrual loans and leases(1)
Commercial mortgage	$872	$320
Home equity lines and loans	1,481	2,289
Residential mortgage	4,417	2,658
Commercial and industrial	1,706	2,957
Consumer	—	2
Leases	103	137
Total	$8,579	$8,363

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $167 thousand and $344 thousand of purchased credit-impaired loans as of December 31, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition.

    The following table details non-performing originated portfolio loans and leases as of the dates indicated:

(dollars in thousands)	December 31, 2017	December 31, 2016
Non-accrual originated loans and leases:
Commercial mortgage	$90	$265
Home equity lines and loans	1,221	2,169
Residential mortgage	1,505	1,654
Commercial and industrial	826	941
Consumer	—	2
Leases	103	137
Total	$3,745	$5,168

The following table details non-performing acquired portfolio loans as of the dates indicated:

(dollars in thousands)	December 31, 2017	December 31, 2016
Non-accrual acquired loans and leases (1)
Commercial mortgage	$782	$55
Home equity lines and loans	260	120
Residential mortgage	2,912	1,004
Commercial and industrial	880	2,016
Total	$4,834	$3,195

(1)

Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $167 thousand and $344 thousand of purchased credit-impaired loans as of December 31, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	December 31, 2017	December 31, 2016
Outstanding principal balance	$46,543	$18,091
Carrying amount(1)	$30,849	$12,432

(1) Includes $1.9 million and $368 thousand of purchased credit-impaired loans as of December 31, 2017 and December 31, 2016, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $167 thousand and $344 thousand of purchased credit-impaired loans as of December 31, 2017 and December 31, 2016, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the twelve months ended December 31, 2017:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2016	$3,233
Accretion	(1,934)
Reclassifications from nonaccretable difference	—
Additions/adjustments	2,784
Disposals	—
Balance, December 31, 2017	$4,083

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2017 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,366	$2,428	$—	$3,794	$1,518,711	$1,522,505	$872	$1,523,377
Home equity lines and loans	338	10	—	348	216,446	216,794	1,481	218,275
Residential mortgage	1,386	79	—	1,465	453,004	454,469	4,417	458,886
Construction	—	—	—	—	212,454	212,454	—	212,454
Commercial and industrial	658	286	—	944	716,662	717,606	1,706	719,312
Consumer	1,106	—	—	1,106	37,047	38,153	—	38,153
Leases	125	177	—	302	114,996	115,298	103	115,401
Total	$4,979	$2,980	$—	$7,959	$3,269,320	$3,277,279	$8,579	$3,285,858

	Accruing Loans and Leases
As of December 31, 2016 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$666	$722	$—	$1,388	$1,109,190	$1,110,578	$320	$1,110,898
Home equity lines and loans	11	—	—	11	205,699	205,710	2,289	207,999
Residential mortgage	823	490	—	1,313	409,569	410,882	2,658	413,540
Construction	—	—	—	—	141,964	141,964	—	141,964
Commercial and industrial	36	—	—	36	576,798	576,834	2,957	579,791
Consumer	10	5	—	15	25,324	25,339	2	25,341
Leases	177	86	—	263	55,492	55,755	137	55,892
Total	$1,723	$1,303	$—	$3,026	$2,524,036	$2,527,062	$8,363	$2,535,425

*Included as “current” are $4.1 million and $15.3 million of loans and leases as of December 31, 2017 and 2016, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2017 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,255	$81	$—	$1,336	$1,120,901	$1,122,237	$90	$1,122,327
Home equity lines and loans	26	—	—	26	182,036	182,062	1,221	183,283
Residential mortgage	721	—	—	721	358,709	359,430	1,505	360,935
Construction	—	—	—	—	128,266	128,266	—	128,266
Commercial and industrial	439	236	—	675	587,803	588,478	826	589,304
Consumer	21	—	—	21	35,125	35,146	—	35,146
Leases	125	177	—	302	67,630	67,932	103	68,035
Total	$2,587	$494	$—	$3,081	$2,480,470	$2,483,551	$3,745	$2,487,296

	Accruing Loans and Leases
As of December 31, 2016 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$—	$722	$—	$722	$945,892	$946,614	$265	$946,879
Home equity lines and loans	11	—	—	11	176,270	176,281	2,169	178,450
Residential mortgage	773	64	—	837	339,778	340,615	1,653	342,268
Construction	—	—	—	—	141,964	141,964	—	141,964
Commercial and industrial	—	—	—	—	549,393	549,393	941	550,334
Consumer	10	5	—	15	25,183	25,198	2	25,200
Leases	177	86	—	263	55,492	55,755	137	55,892
Total	$971	$877	$—	$1,848	$2,233,972	$2,235,820	$5,167	$2,240,987

*Included as “current” are $4.0 million and $13.5 million of loans and leases as of December 31, 2017 and 2016, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2017 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$111	$2,347	$—	$2,458	$397,810	$400,268	$782	$401,050
Home equity lines and loans	312	10	—	322	34,410	34,732	260	34,992
Residential mortgage	665	79	—	744	94,295	95,039	2,912	97,951
Construction	—	—	—	—	84,188	84,188	—	84,188
Commercial and industrial	219	50	—	269	128,859	129,128	880	130,008
Consumer	1,085	—	—	1,085	1,922	3,007	—	3,007
Leases	—	—	—	—	47,366	47,366	—	47,366
Total	$2,392	$2,486	$—	$4,878	$788,850	$793,728	$4,834	$798,562

	Accruing Loans and Leases
As of December 31, 2016 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$666	$—	$—	$666	$163,298	$163,964	$55	$164,019
Home equity lines and loans	—	—	—	—	29,429	29,429	120	29,549
Residential mortgage	50	426	—	476	69,791	70,267	1,005	71,272
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	36	—	—	36	27,405	27,441	2,016	29,457
Consumer	—	—	—	—	141	141	—	141
Total	$752	$426	$—	$1,178	$290,064	$291,242	$3,196	$294,438

*Included as “current” are $102 thousand and $1.8 million of loans and leases as of December 31, 2017 and 2016, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the twelve months ended December 31, 2017 and December 31, 2016:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2016	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486
Charge-offs	(55)	(675)	(326)	—	(692)	(154)	(1,224)	—	(3,126)
Recoveries	12	5	165	4	25	8	328	—	547
Provision for loan and lease losses	1,366	501	170	(1,300)	563	239	1,079	—	2,618
Balance, December 31, 2017	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$—	$17,525

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2015	$5,199	$1,307	$1,740	$1,324	$5,609	$142	$518	$18	$15,857
Charge-offs	(110)	(592)	(306)	—	(1,298)	(173)	(808)	—	(3,287)
Recoveries	62	68	48	64	93	23	232	—	590
Provision for loan and lease losses	1,076	472	435	845	738	161	617	(18)	4,326
Balance, December 31, 2016	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486

The following tables detail the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2017 and December 31, 2016:

As of December 31, 2017 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$230	$—	$5	$4	$—	$—	$258
Collectively evaluated for impairment	7,550	1,067	1,696	937	5,033	242	742	—	17,267
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$—	$17,525

As of December 31, 2016 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$73	$—	$5	$8	$—	$—	$86
Collectively evaluated for impairment	6,227	1,255	1,844	2,233	5,137	145	559	—	17,400
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2017 and December 31, 2016:

As of December 31, 2017	Commercial	Home Equity Lines and	Residential		Commercial and
(dollars in thousands)	Mortgage	Loans	Mortgage	Construction	Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$2,128	$2,162	$7,726	$—	$1,897	$27	$—	$13,940
Collectively evaluated for impairment	1,503,825	215,604	451,160	204,088	712,865	38,126	115,401	3,241,069
Purchased credit-impaired(1)	17,424	509	—	8,366	4,550	—	—	30,849
Total	$1,523,377	$218,275	$458,886	$212,454	$719,312	$38,153	$115,401	$3,285,858

(1)     Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2016 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$1,576	$2,354	$7,266	$—	$2,946	$31	$—	$14,173
Collectively evaluated for impairment	1,098,788	205,540	406,271	141,964	575,055	25,310	55,892	2,508,820
Purchased credit-impaired(1)	10,534	105	3	—	1,790	—	—	12,432
Total	$1,110,898	$207,999	$413,540	$141,964	$579,791	$25,341	$55,892	$2,535,425

(1)     Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2017 and December 31, 2016:

As of December 31, 2017 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$180	$—	$5	$4	$—	$—	$208
Collectively evaluated for impairment	7,550	1,067	1,696	937	5,033	242	742	—	17,267
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$7,550	$1,086	$1,876	$937	$5,038	$246	$742	$—	$17,475

As of December 31, 2016 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$45	$—	$5	$8	$—	$—	$58
Collectively evaluated for impairment	6,227	1,255	1,844	2,233	5,137	145	559	—	17,400
Total	$6,227	$1,255	$1,889	$2,233	$5,142	$153	$559	$—	$17,458

The following tables detail the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2017 and December 31, 2016:

As of December 31, 2017 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$1,345	$1,902	$4,418	$—	$1,186	$27	$—	$8,878
Collectively evaluated for impairment	1,120,982	181,381	356,517	128,266	588,118	35,119	68,035	2,478,418
Total	$1,122,327	$183,283	$360,935	$128,266	$589,304	$35,146	$68,035	$2,487,296

As of December 31, 2016 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$1,521	$2,319	$4,111	$—	$1,190	$31	$—	$9,172
Collectively evaluated for impairment	945,358	176,131	338,157	141,964	549,144	25,169	55,892	2,231,815
Total	$946,879	$178,450	$342,268	$141,964	$550,334	$25,200	$55,892	$2,240,987

The following tables detail the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2017 and December 31, 2016:

As of December 31, 2017 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$50	$—	$—	$—	$—	$50
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$50	$—	$—	$—	$—	$50

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2016 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$28	$—	$—	$—	$—	$28
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$28	$—	$—	$—	$—	$28

(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2017 and December 31, 2016:

As of December 31, 2017 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$783	$260	$3,308	$—	$711	$—	$—	$5,062
Collectively evaluated for impairment	382,843	34,223	94,643	75,822	124,747	3,007	47,366	762,651
Purchased credit-impaired(1)	17,424	509	—	8,366	4,550	—	—	30,849
Total	$401,050	$34,992	$97,951	$84,188	$130,008	$3,007	$47,366	$798,562
(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2016 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$55	$35	$3,155	$—	$1,756	$—	$—	$5,001
Collectively evaluated for impairment	153,430	29,409	68,114	—	25,911	141	—	277,005
Purchased credit-impaired(1)	10,534	105	3	—	1,790	—	—	12,432
Total	$164,019	$29,549	$71,272	$—	$29,457	$141	$—	$294,438
(1)	Purchased credit-impaired loans are evaluated for impairment on an individual basis.

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade
	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Pass	$1,490,862	$1,099,557	$193,227	$140,370	$711,145	$570,342	$2,395,234	$1,810,269
Special Mention	13,448	1,892	3,902	—	889	2,315	18,239	4,207
Substandard	18,194	9,449	15,325	1,594	6,013	5,512	39,532	16,555
Doubtful	873	—	—	—	1,265	1,622	2,138	1,622
Total	$1,523,377	$1,110,898	$212,454	$141,964	$719,312	$579,791	$2,455,143	$1,832,653

Credit Risk Profile by Payment Activity
	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases			Total
(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Performing	$454,469	$410,882	$216,794	$205,710	$38,153	$25,339	$115,298	$55,755	$824,714	$697,686
Non-performing	4,417	2,658	1,481	2,289	—	2	103	137	6,001	5,086
Total	$458,886	$413,540	$218,275	$207,999	$38,153	$25,341	$115,401	$55,892	$830,715	$702,772

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade
	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Pass	$1,114,171	$936,737	$126,260	$140,370	$586,896	$544,876	$1,827,327	$1,621,983
Special Mention	—	1,892	—	—	664	2,279	664	4,171
Substandard	8,156	8,250	2,006	1,594	1,389	3,054	11,551	12,898
Doubtful	—	—	—	—	355	125	355	125
Total	$1,122,327	$946,879	$128,266	$141,964	$589,304	$550,334	$1,839,897	$1,639,177

Credit Risk Profile by Payment Activity
	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Performing	$359,430	$340,615	$182,062	$176,281	$35,146	$25,198	$67,932	$55,755	$644,570	$597,849
Non-performing	1,505	1,653	1,221	2,169	—	2	103	137	2,829	3,961
Total	$360,935	$342,268	$183,283	$178,450	$35,146	$25,200	$68,035	$55,892	$647,399	$601,810

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2017 and December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade
	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Pass	$376,691	$162,820	$66,967	$—	$124,249	$25,466	$567,907	$188,286
Special Mention	13,448	—	3,902	—	225	36	17,575	36
Substandard	10,038	1,199	13,319	—	4,624	2,458	27,981	3,657
Doubtful	873	—	—	—	910	1,497	1,783	1,497
Total	$401,050	$164,019	$84,188	$—	$130,008	$29,457	$615,246	$193,476

Credit Risk Profile by Payment Activity
	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Performing	$95,039	$70,267	$34,732	$29,429	$3,007	$141	$47,366	$—	$180,144	$99,837
Non-performing	2,912	1,005	260	120	—	—	—	—	3,172	1,125
Total	$97,951	$71,272	$34,992	$29,549	$3,007	$141	$47,366	$—	$183,316	$100,962

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	December 31, 2017	December 31, 2016
TDRs included in nonperforming loans and leases	$3,289	$2,632
TDRs in compliance with modified terms	5,800	6,395
Total TDRs	$9,089	$9,027

The following table presents information regarding loan and lease modifications categorized as TDRs for the twelve months ended December 31, 2017:

	For the Twelve Months Ended December 31, 2017
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	3	$432	$432
Home equity lines and loans	3	582	582
Leases	4	100	100
Total	10	$1,114	$1,114

The following table presents information regarding the types of loan and lease modifications made for the twelve months ended December 31, 2017:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Residential	1	1	1	—	—
Home equity lines and loans	—	—	3	—	—
Leases	—	—	—	4	—
Total	1	1	4	4	—

The following table presents information regarding loan and lease modifications categorized as TDRs for the twelve months ended December 31, 2016:

	For the Twelve Months Ended December 31, 2016
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial mortgage	1	$1,256	$1,256
Residential	2	141	148
Home equity lines and loans	6	265	265
Commercial and industrial	4	1,006	1,006
Leases	3	104	104
Total	16	$2,772	$2,779

The following table presents information regarding the types of loan and lease modifications made for the twelve months ended December 31, 2016:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Commercial mortgage	1	—	—	—	—
Residential	—	2	—	—	—
Home equity lines and loans	—	—	6	—	—
Commercial and industrial	3	—	—	—	1
Leases	—	—	—	3	—
Total	4	2	6	3	1

During the twelve months ended December 31, 2017, one commercial and industrial loan with a principal balance of $63 thousand which had been previously modified to a troubled debt restructuring defaulted and was charged off.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the twelve months ended December 31, 2017, 2016 and 2015 (purchased credit-impaired loans are not included in the tables):

As of or for the Twelve Months Ended December 31, 2017 (dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Home equity lines and loans	$577	$577	$19	$232	$7	$—
Residential mortgage	2,436	2,435	230	2,467	127	—
Commercial and industrial	18	19	5	19	1	—
Consumer	27	27	4	28	1	—
Total	$3,058	$3,058	$258	$2,746	$136	$—
Impaired loans* without related allowance:
Commercial mortgage	$2,128	$2,218	$—	$2,205	$85	$—
Home equity lines and loans	1,585	1,645	—	1,636	38	—
Residential mortgage	5,290	5,529	—	4,994	191	—
Commercial and industrial	1,879	3,613	—	2,079	35	—
Total	$10,882	$13,005	$—	$10,914	$349	$—
Grand total	$13,940	$16,063	$258	$13,660	$485	$—

*The table above does not include the recorded investment of $272 thousand of impaired leases without a related allowance for loan and lease losses.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of or for the Twelve Months Ended December 31, 2016 (dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Residential mortgage	$622	$622	$73	$639	$27	$—
Commercial and industrial	84	84	5	103	5	—
Consumer	31	31	8	33	2	—
Total	$737	$737	$86	$775	$34	$—

Impaired loans* without related allowance:
Commercial mortgage	$1,577	$1,577	$—	$1,583	$70	$—
Home equity lines and loans	2,354	2,778	—	2,833	25	—
Residential mortgage	6,644	6,970	—	7,544	276	—
Commercial and industrial	2,862	3,692	—	8,362	146	—
Total	$13,437	$15,017	$—	$20,322	$517	$—
Grand total	$14,174	$15,754	$86	$21,097	$551	$—

*The table above does not include the recorded investment of $240 thousand of impaired leases without a related allowance for loan and lease losses.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of or for the Twelve Months Ended December 31, 2015 (dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Home equity lines and loans	$115	$115	$115	$125	$4	$—
Residential mortgage	515	527	54	531	23	—
Commercial and industrial	2,011	2,002	519	2,215	49	—
Consumer	30	30	5	31	1	—
Total	$2,671	$2,674	$693	$2,902	$77	$—
Impaired loans* without related allowance:
Commercial mortgage	$349	$358	$—	$361	$9	$—
Home equity lines and loans	1,865	2,447	—	2,605	46	—
Residential mortgage	7,239	8,166	—	8,085	257	—
Construction	33	996	—	1,087	—	—
Commercial and industrial	2,229	3,089	—	4,985	124	—
Total	$11,715	$15,056	$—	$17,123	$436	$—
Grand total	$14,386	$17,730	$693	$20,025	$513	$—

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

The following tables detail, for acquired loans, the outstanding principal, remaining loan mark, and recorded investment, by portfolio segment, as of the dates indicated:

	As of December 31, 2017
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$412,263	$(11,213)	$401,050
Home equity lines and loans	37,944	(2,952)	34,992
Residential mortgage	101,523	(3,572)	97,951
Construction	86,081	(1,893)	84,188
Commercial and industrial	141,960	(11,952)	130,008
Consumer	3,051	(44)	3,007
Leases	50,530	(3,164)	47,366
Total	$833,352	$(34,790)	$798,562

	As of December 31, 2016
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$168,612	$(4,593)	$164,019
Home equity lines and loans	31,236	(1,687)	29,549
Residential mortgage	73,902	(2,630)	71,272
Commercial and industrial	32,812	(3,355)	29,457
Consumer	163	(22)	141
Total	$306,725	$(12,287)	$294,438

Note 6 - Other Real Estate Owned

The summary of the change in other real estate owned, which is included as a component of other assets on the Corporation's Consolidated Balance Sheets, is as follows:

	December 31,
(dollars in thousands)	2017	2016
Balance January 1	$1,017	$2,638
Additions	560	355
Impairments	(121)	(94)
Sales	(1,152)	(1,882)
Balance December 31	$304	$1,017

As of December 31, 2017, the balance of OREO is comprised of two residential properties which resulted from loan foreclosures and OREO acquired in the RBPI Merger.

Note 7 - Premises and Equipment

A. A summary of premises and equipment is as follows:

	December 31,
(dollars in thousands)	2017	2016
Land	$9,522	$5,306
Buildings	31,376	24,998
Furniture and equipment.	38,775	36,930
Leasehold improvements	26,636	24,713
Construction in progress	4,171	56
Less: accumulated depreciation	(56,022)	(50,225)
Total	$54,458	$41,778

Depreciation and amortization expense related to the assets detailed in the above table for the years ended December 31, 2017, 2016, and 2015 amounted to $5.7 million, $5.8 million, and $5.1 million, respectively.

B. Future minimum cash rent commitments under various operating leases as of December 31, 2017 are as follows:

(dollars in thousands)	Commitments
2018	$6,833
2019	4,535
2020	3,959
2021	3,333
2022	2,776
2023 and thereafter	11,082
Total	$32,518

Rent expense on leased premises and equipment for the years ended December 31, 2017, 2016 and 2015 amounted to $4.7 million, $4.6 million, and $5.1 million, respectively.

Note 8 - Mortgage Servicing Rights (“MSR”s)

A. The following summarizes the Corporation’s activity related to MSRs for the years ended December 31:

(dollars in thousands)	2017	2016	2015
Balance, January 1	$5,582	$5,142	$4,765
Additions	1,025	1,321	1,037
Amortization	(791)	(750)	(590)
Recovery / (Impairment)	45	(131)	(70)
Balance, December 31	$5,861	$5,582	$5,142
Fair value	$6,397	$6,154	$5,726
Residential mortgage loans serviced for others	$650,703	$631,889	$601,939

B. The following summarizes the Corporation’s activity related to changes in the impairment valuation allowance of MSRs for the years ended December 31:

(dollars in thousands)	2017	2016	2015
Balance, January 1	$(1,805)	$(1,674)	$(1,604)
Impairment	(52)	(715)	(123)
Recovery	97	584	53
Balance, December 31	$(1,760)	$(1,805)	$(1,674)

C. Other MSR Information – At December 31, 2017, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)
Fair value amount of MSRs	$6,397
Weighted average life (in years)	6.1
Prepayment speeds (constant prepayment rate)*	10.3%
Impact on fair value:
10% adverse change	$(194)
20% adverse change	$(394)
Discount rate	9.55%
Impact on fair value:
10% adverse change	$(225)
20% adverse change	$(434)

*	Represents the weighted average prepayment rate for the life of the MSR asset.

At December 31, 2017, 2016, and 2015, the fair value of the MSRs was $6.4 million, $6.2 million, and $5.7 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 9 - Deposits

A. The following table details the components of deposits:

	As of December 31,
(dollars in thousands)	2017	2016
Savings	$338,572	$232,193
NOW accounts*	482,252	380,057
Market rate accounts*	923,999	835,296
Retail time deposits, less than $100	272,528	139,276
Retail time deposits, $100 or more	259,674	183,636
Wholesale time deposits	171,929	73,037
Total interest-bearing deposits	$2,448,954	$1,843,495
Non-interest-bearing deposits	924,844	736,180
Total deposits	$3,373,798	$2,579,675

*	Includes wholesale deposits.

The aggregate amount of deposit and mortgage escrow overdrafts included as loans as of December 31, 2017 and 2016 were $669 thousand and $818 thousand, respectively.

The aggregate amount of time deposits in denominations over $250 thousand were $193.3 million and $117.8 million as of December 31, 2017 and 2016, respectively.

B. The following tables detail the maturities of retail time deposits:

	As of December 31, 2017
(dollars in thousands)	Less than $100	$100 or more
Maturing during:
2018	$183,049	$197,127
2019	52,972	40,707
2020	16,794	11,020
2021	13,737	8,471
2022 and thereafter	5,976	2,349
Total	$272,528	$259,674

C. The following tables detail the maturities of wholesale time deposits:

	As of December 31, 2017
(dollars in thousands)	Less than $100	$100 or more
Maturing during:
2018	$3,729	$153,207
2019	—	14,993
Total	$3,729	$168,200

Note 10 - Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

As of December 31, 2017 and 2016, the Corporation had $237.9 million and $204.2 million of short-term borrowings (original maturity of one year or less), respectively, which consisted of funds obtained from overnight repurchase agreements with commercial customers and short-term FHLB advances.

A summary of short-term borrowings is as follows:

	As of December 31,
(dollars in thousands)	2017	2016
Repurchase agreements* – commercial customers	$25,865	$39,151
Short-term FHLB advances	212,000	165,000
Total short-term borrowings	$237,865	$204,151

* Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	As of or Twelve Months Ended December 31,
(dollars in thousands)	2017	2016
Balance at period-end	$237,865	$204,151
Maximum amount outstanding at any month end	$237,865	$204,151
Average balance outstanding during the period	$128,008	$37,041
Weighted-average interest rate:
As of the period-end	1.40%	0.66%
Paid during the period	1.09%	0.25%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of December 31, 2017, and 2016, the Corporation had $139.1 million and $189.7 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

	As of December 31,
(dollars in thousands)	2017	2016
Within one year	$83,766	$75,000
Over one year through five years	55,374	114,742
Total	$139,140	$189,742

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average	Coupon Rate(1)		Balance at December 31,
Description	From	To	Rate(1)	From	To	2017	2016
Bullet maturity – fixed rate	2/14/2018	8/24/2021	1.63%	1.05%	2.13%	118,131	153,612
Bullet maturity – variable rate	N/A	N/A	N/A	N/A	N/A	—	15,000
Convertible-fixed(2)	1/3/2018	8/20/2018	2.94%	2.58%	3.50%	21,009	21,130
Total						$139,140	$189,742

(1)Maturity range, weighted average rate and coupon rate range refers to December 31, 2017 balances
(2)FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of December 31, 2017, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2018. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $20.1 million at December 31, 2017, and $17.3 million at December 31, 2016. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.37 billion as of December 31, 2017 of which the unused capacity was $1.02 billion. In addition, there were $79.0 million in the overnight federal funds line available and $121.3 million of Federal Reserve Discount Window capacity.

Note 11 – Subordinated Notes

On December 13, 2017, the Corporation completed the issuance of $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the "2027 Notes") in an underwritten public offering.The net proceeds of the offering, which totaled $68.8 million, increased Tier II regulatory capital at the Corporation level. The Corporation intends to use the net proceeds for working capital and general corporate purposes, which may include, but not be limited to, investments in the Bank and our other subsidiaries for regulatory capital purposes. The debt issuance costs are included as a direct deduction from the debt liability and the costs are amortized to interest expense using the effective interest method.

The 2027 Notes bear interest at an annual fixed rate of 4.25% from the date of issuance until December 14, 2022, with the first interest payment occurring on June 15, 2018 and semi-annually thereafter each December 15 and June 15 through December 15, 2022. Thereafter, the 2027 Notes will bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.050% until December 15, 2027, or any early redemption date, payable quarterly on March 15, June 15, September 15 and December 15 of each year. Beginning with the interest payment date of December 15, 2022, and on any scheduled interest payment date thereafter, the Corporation has the option to redeem the 2027 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed 2027 Notes, plus accrued and unpaid interest to the date of the redemption.

On August 6, 2015, the Corporation completed the issuance of $30 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the "2025 Notes") in a private placement transaction to institutional accredited investors. The net proceeds of the offering, which totaled $29.5 million, increased Tier II regulatory capital at the Corporation level. The debt issuance costs are included as a direct deduction from the debt liability and the costs are amortized to interest expense using the effective interest method.

The 2025 Notes bear interest at an annual fixed rate of 4.75% from the date of issuance until August 14, 2020, with the first interest payment occurring on February 15, 2016 and semi-annually thereafter each August 15 and February 15 through August 15, 2020. Thereafter, the 2025 Notes will bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date, payable quarterly on November 15, February 15, May 15 and August 15 of each year. Beginning with the interest payment date of August 15, 2020, and on any scheduled interest payment date thereafter, the Corporation has the option to redeem the 2025 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the redeemed 2025 Notes, plus accrued and unpaid interest to the date of the redemption.

In conjunction with the issuance of the 2025 Notes, the Corporation engaged the Kroll Bond Rating Agency (“KBRA”) to assign a senior unsecured long-term debt rating, a subordinated debt rating and a short-term rating to the Corporation. As a result of their evaluation, KBRA assigned the Corporation a senior unsecured debt rating of A-, a subordinated debt rating of BBB+ and a short-term debt rating of K2. The ratings shown remain in effect as of December 31, 2017.

Note 12 – Junior Subordinated Debentures

In connection with the RBPI Merger, the Corporation acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although the Corporation owns $774,000 of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s consolidated financial statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and the Corporation assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million representing the Corporation’s maximum exposure to loss. The junior subordinated debentures incur interest at a coupon rate of 3.74% as of December 31, 2017. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

Each of Trust I and Trust II issued an aggregate principal amount of $12.5 million of capital securities initially bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and an aggregate principal amount of $387 thousand of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to the Corporation. As a result of the RBPI Merger, the Corporation has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.

The rights of holders of common securities of the Trusts are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities. The capital and common securities of the Trusts are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each. Unless earlier dissolved, the Trusts will dissolve on December 15, 2034. The junior subordinated debentures are the sole assets of Trusts, mature on December 15, 2034, and may be called at par by the Corporation any time after December 15, 2009. The Corporation records its investments in the Trusts’ common securities of $387,000 each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II.

Note 13 - Derivatives and Hedging Activities

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Corporation originates variable-rate loans with customers in addition to interest rate swap agreements, which serve to effectively swap the customers’ variable-rate loans into fixed-rate loans. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge its exposure on the variable and fixed components of the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of December 31, 2017, there were no fair value adjustments related to credit quality.

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

The following tables detail the derivative instruments as of December 31, 2017 and December 31, 2016:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of December 31, 2017:
Customer derivatives – interest rate swaps	$124,627	$1,895	$124,627	$1,895
Risk participation agreements sold	—	—	899	3
Risk participation agreements purchased	14,710	21	—	—
Total derivatives	$139,337	$1,916	$125,526	$1,898

As of December 31, 2016:
Customer derivatives – interest rate swaps	$—	$—	$—	$—
Risk participation agreements	—	—	—	—
Total derivatives	$—	$—	$—	$—

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at December 31, 2017 and December 31, 2016 was $1.3 million and $0, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $1.6 million and $0 as of December 31, 2017 and December 31, 2016, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values.

Investment Securities

Fair values for investment securities are generally determined by management including the use of an independent third party based on market data, utilizing pricing models that vary by asset and incorporate available trade, bid and other market information. Management reviews, annually, the process utilized by its independent third-party valuation service provider. On a quarterly basis, management tests the validity of the prices provided by the third party by selecting a representative sample of the portfolio and obtaining actual trade results, or if actual trade results are not available, competitive broker pricing. On an annual basis, management evaluates, for appropriateness, the methodology utilized by the independent third-party valuation service provider.

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

Impaired Loans

Management evaluates and values impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which range from 10% - 50%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on the appraisals by qualified licensed appraisers hired by the Corporation. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

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

FHLB Advances and Other Borrowings

The fair value of FHLB advances and other borrowings is established using a discounted cash flow calculation that applies interest rates currently being offered on mid-term and long-term borrowings.

Subordinated Notes

The fair value of the Notes is estimated by discounting the principal balance using the FHLB yield curve for the term to the call date as the Corporation has the option to call the Notes. The Notes are classified within Level 2 in the fair value hierarchy.

Junior subordinated debentures

Fair values of junior subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.

Other Liabilities

The carrying amounts of accrued interest payable and other accrued payables approximate fair value. The fair value of the interest-rate swap derivative is derived from quoted prices for similar instruments in active markets and is classified as using Level 3 inputs.

Off-Balance Sheet Instruments

The fair values of the Corporation’s commitments to extend credit, standby letters of credit and financial guarantees are not included in the table below as their carrying values generally approximate their fair values. These instruments generate fees that approximate those currently charged to originate similar commitments.

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		As of December 31,
		2017		2016
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$60,024	$60,024	$50,765	$50,765
Investment securities - available for sale	See Note 15	689,202	689,202	566,996	566,996
Investment securities - trading	See Note 15	4,610	4,610	3,888	3,888
Investment securities – held to maturity	Level 2	7,932	7,851	2,879	2,818
Loans held for sale	Level 2	3,794	3,794	9,621	9,621
Net portfolio loans and leases	Level 3	3,268,333	3,293,802	2,517,939	2,505,546
Mortgage servicing rights	Level 3	5,861	6,397	5,582	6,154
Interest rate swaps	Level 2	1,895	1,895	—	—
Risk participation agreements purchased	Level 2	21	21	—	—
Other assets	Level 3	46,799	46,799	34,465	34,465
Total financial assets		$4,088,471	$4,114,395	$3,192,135	$3,180,253
Financial liabilities:
Deposits	Level 2	$3,373,798	$3,368,276	$2,579,675	$2,579,011
Short-term borrowings	Level 2	237,865	237,865	204,151	204,151
Long-term FHLB advances	Level 2	139,140	138,685	189,742	186,863
Subordinated notes	Level 2	98,416	95,044	29,532	29,228
Junior subordinated debentures	Level 2	21,416	19,366	—	—
Interest rate swaps	Level 2	1,895	1,895	—	—
Risk participation agreements sold	Level 2	3	3	—	—
Other liabilities	Level 3	49,071	49,071	37,303	37,303
Total financial liabilities		$3,921,604	$3,910,205	$3,040,403	$3,036,556

*See Note 15 in the Notes to consolidated financial statements for a description of hierarchy levels.

Note 15 - Fair Value Measurement

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

The value of the Corporation’s available for sale investment securities, which include obligations of the U.S. government and its agencies, mortgage-backed securities issued by U.S. government- and U.S. government sponsored agencies, obligations of state and political subdivisions, corporate bonds, other debt securities, as well as bond mutual funds are determined by the Corporation, including the use of an independent third party. Management performs tests to assess the validity of these third-party values. The third party’s evaluations are based on market data. They utilize pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their pricing models apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at December 31, 2017 and 2016 that are recognized on the Corporation’s Consolidated Balance Sheets using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring basis as of December 31, 2017:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities (available for sale and trading):
U.S. Treasury securities	$200.1	$200.1	$—	$—
Obligations of U.S. government & agencies	151.0	—	151.0	—
Obligations of state & political subdivisions	21.3	—	21.3	—
Mortgage-backed securities	275.0	—	275.0	—
Collateralized mortgage obligations	36.7	—	36.7	—
Mutual funds	8.1	8.1	—	—
Other debt securities	1.6	—	1.6	—
Interest rate swaps	1.9	—	1.9	—
Total assets measured on a recurring basis at fair value	$695.7	$208.2	$487.5	$—

Fair value of assets measured on a non-recurring basis as of December 31, 2017:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$6.4	$—	$—	$6.4
Impaired loans and leases	14.0	—	—	14.0
OREO	0.3	—	—	0.3
Total assets measured at fair value on a non-recurring basis	$20.7	$—	$—	$20.7

Fair value of assets measured on a recurring basis as of December 31, 2016:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities (available for sale and trading):
U.S. Treasury securities	$200.1	$200.1	$—	$—
Obligations of U.S. government & agencies	82.2	—	82.2	—
Obligations of state & political subdivisions	33.5	—	33.5	—
Mortgage-backed securities	188.8	—	188.8	—
Collateralized mortgage obligations	48.7	—	48.7	—
Mutual funds	19.1	19.1	—	—
Other debt securities	1.3	—	1.3	—
Total assets measured on a recurring basis at fair value	$573.7	$219.2	$354.5	$—

Fair value of assets measured on a non-recurring basis as of December 31, 2016:

(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$6.2	$—	$—	$6.2
Impaired loans and leases	14.3	—	—	14.3
OREO	1.0	—	—	1.0
Total assets measured at fair value on a non-recurring basis	$21.5	$—	$—	$21.5

For the twelve months ended December 31, 2017, a net increase of $175 thousand in the Allowance was recorded and for the twelve months ended December 31, 2016, a net decrease of $607 thousand in the Allowance was recorded as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the twelve months ended December 31, 2017.

Note 16 - 401(K) Plan and Other Defined Contribution Plans

The Corporation has a qualified defined contribution plan (the “401(K) Plan”) for all eligible employees, under which the Corporation matches employee contributions up to a maximum of 3.0% of the employee’s base salary. The Corporation recognized expense for matching contributions to the 401(K) Plan of $1.2 million, $1.0 million, and $920 thousand for the twelve months ended December 31, 2017, 2016 and 2015, respectively.

In addition to the matching contribution above, the Corporation provides a discretionary, non-matching employer contribution to the 401(K) Plan. The Corporation recognized expense for the non-matching discretionary contributions of $489 thousand, $126 thousand, and $1.3 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively. In connection with the December 31, 2015 settlement of the Qualified Defined Benefit Plan, $2.3 million of excess assets were transferred to the Corporation’s 401(K) plan. As a result, the expense recorded for the non-matching discretionary contribution for the twelve months ended December 31, 2015 was significantly higher, as compared to the succeeding two years.

On June 28, 2013, the Corporation adopted the Bryn Mawr Bank Corporation Executive Deferred Compensation Plan (the “EDCP”), a non-qualified defined-contribution plan which was restricted to certain senior officers of the Corporation. The intended purpose of the EDCP is to provide deferred compensation to a select group of employees. The Corporation recognized expense for contributions to the EDCP of $238 thousand, $272 thousand, and $164 thousand for the twelve months ended December 31, 2017, 2016 and 2015, respectively.

Note 17 - Pension and Postretirement Benefit Plans

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

B. Actuarial Assumptions used to determine benefit obligations as of December 31 of the years indicated:

	QDBP		SERP I and SERP II		PRBP
	2017	2016	2017	2016	2017	2016
Discount rate	N/A	N/A	3.30%	3.75%	2.75%	2.80%
Rate of increase for future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A	N/A	N/A

C. Changes in Benefit Obligations and Plan Assets:

	QDBP		SERP I & SERP II		PRBP
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Change in benefit obligations
Benefit obligation at January 1	$—	$169	$4,786	$4,830	$418	$493
Service cost	—	—	—	—	—	—
Interest cost	—	—	176	184	11	17
Plan participants contribution	—	—	—	—	44	49
Actuarial loss (gain)	—	—	282	32	(9)	(6)
Settlements	—	—	—	—	—	—
Benefits paid	—	(169)	(261)	(260)	(111)	(135)
Benefit obligation at December 31	$—	$—	$4,983	$4,786	$353	$418
Change in plan assets
Fair value of plan assets at January 1	$—	$169	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Excess assets transferred to defined contribution plan	—	—	—	—	—	—
Employer contribution	—	—	261	260	67	86
Plan participants’ contribution	—	—	—	—	44	49
Benefits paid	—	(169)	(261)	(260)	(111)	(135)
Fair value of plan assets at December 31	$—	$—	$—	$—	$—	$—
Funded status at year end (plan assets less benefit obligations)	$—	$—	$(4,983)	$(4,786)	$(353)	$(418)

	For the Twelve Months Ended December 31,
	QDBP		SERP I & SERP II		PRBP
Amounts included in the Consolidated Balance Sheet as Other assets (liabilities) and accumulated other comprehensive income including the following:	2017	2016	2017	2016	2017	2016
Prepaid benefit cost/(accrued liability)	$—	$—	$(3,221)	$(3,248)	$(149)	$(170)
Net actuarial loss	—	—	(1,762)	(1,539)	(204)	(248)
Prior service cost	—	—	—	—	—	—
Unrecognized net initial obligation	—	—	—	—	—	—
Net included in Other liabilities in the Consolidated Balance Sheets	$—	$—	$(4,983)	$(4,787)	$(353)	$(418)

D. The following tables provide the components of net periodic pension costs for the periods indicated:

QDBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2015
Service cost	$—	$—	$—
Interest cost	—	—	1,589
Expected return on plan assets	—	—	(3,217)
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	—	—	1,913
Recognition of net actuarial loss due to settlement	—	—	17,377
Net periodic pension cost	$—	$—	$17,662

SERP I and SERP II Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2015
Service cost	$—	$—	$—
Interest cost	176	184	184
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	59	57	63
Net periodic pension cost	$235	$241	$247

PRBP Net Periodic Pension Cost	For the Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2015
Service cost	$—	$—	$—
Interest cost	11	17	18
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	36	41	37
Net periodic pension cost	$47	$58	$55

	For the Twelve Months Ended December 31,
Discount Rate Used in the Calculation of Periodic Pension Costs	2017	2016	2015
SERP I and SERP II	3.75%	3.90%	3.70%
PRBP	2.80%	3.90%	3.70%

E. Plan Assets:

The PRBP, SERP I and SERP II are unfunded plans and, as such, have no related plan assets.

F. Cash Flows

The following benefit payments, which reflect expected future service, are expected to be paid over the next ten years:

(dollars in thousands)	SERP I & SERP II	PRBP
Fiscal year ending
2018	$260	$67
2019	$259	$58
2020	$258	$51
2021	$255	$43
2022	$283	$37
2023-2027	$1,751	$105

G. Other Pension and Post Retirement Benefit Information

In 2005, the Corporation placed a cap on the future annual benefit payable through the PRBP. This cap is equal to 120% of the 2005 annual benefit.

H. Expected Contribution to be Paid in the Next Fiscal Year

The 2018 expected contribution for the SERP I and SERP II is $260 thousand.

I. Actuarial Losses

As indicated in section C of this footnote, the Corporation’s pension plans had cumulative actuarial losses as of December 31, 2017 that will result in an increase in the Corporation’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses has the effect of increasing the Corporation’s pension costs as shown on the table in section D of this footnote.

Note 18 – Accumulated Other Comprehensive Loss

The following table details the components of accumulated other comprehensive (loss) income for the twelve months ended December 31, 2017, 2016 and 2015:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$1,316	$(25)	$(12,995)	$(11,704)
Other comprehensive (loss) income	(542)	25	11,809	11,292
Balance, December 31, 2015	$774	$—	$(1,186)	$(412)

Balance, December 31, 2015	$774	$—	$(1,186)	$(412)
Other comprehensive (loss) income	(2,005)	—	8	(1,997)
Balance, December 31, 2016	$(1,231)	$—	$(1,178)	$(2,409)

Balance, December 31, 2016	$(1,231)	$—	$(1,178)	$(2,409)
Other comprehensive (loss) income	(1,123)	—	(100)	(1,223)
Reclassification due to the adoption of ASU No. 2018-02	(507)	—	(275)	(782)
Balance, December 31, 2017	$(2,861)	$—	$(1,553)	$(4,414)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss for the twelve months ended December 31, 2017, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Description of Accumulated Other	For the Twelve Months Ended December 31,			Affected Income Statement
Comprehensive Loss Component	2017	2016	2015	Category
Net unrealized gain on investment securities available for sale:
Realization of (loss) gain on sale of investment securities available for sale	$101	$(77)	$931	Net gain (loss) on sale of available for sale investment securities
Less: income tax (expense) benefit	(35)	27	(326)	Less: income tax benefit (expense)
Net of income tax	$66	$(50)	$605	Net of income tax

Cash flow hedge:
Realized loss on cash flow hedge	$—	$—	$(611)	Other operating expenses
Less: income tax benefit	—	—	214	Less: income tax benefit
Net of income tax	$—	$—	$(397)	Net of income tax
Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$95	$98	$2,013	Employee benefits
Settlement of pension plan settlement	—	—	17,377	Loss on pension plan settlement
Amortization of prior service cost included in net periodic pension costs*	—	—	—	Employee benefits
Gain on curtailment of SERP II	—	—	—	Net gain on curtailment of nonqualified pension plan
Total	$95	$98	$19,390	Total expense before income tax benefit
Less: income tax benefit	33	34	6,787	Less: income tax benefit
Net of income tax	$62	$64	$12,603	Net of income tax

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 17 - Pension and Other Post-Retirement Benefit Plans.

Note 19 – Income Taxes

A. Components of Net Deferred Tax Asset:

	December 31,
(dollars in thousands)	2017	2016
Deferred tax assets:
Loan and lease loss reserve	$3,948	$6,492
Other reserves	3,169	3,611
Net operating loss carry-forward	11,113	471
Alternative minimum tax credits	1,116	567
Unrealized depreciation of available for sale securities	761	663
Defined benefit plans	1,361	2,068
RBPI Merger Fair Values	4,726	—
Total deferred tax asset	$26,194	$13,872
Deferred tax liabilities:
Other reserves	$19	$52
Originated MSRs	1,253	1,969
Amortizing fair value adjustments	970	1,336
Other	53	—
Total deferred tax liability	$2,295	$3,357
Total net deferred tax asset	$23,899	$10,515

Not included in the table above are deferred tax assets for state net operating losses and unrealized capital losses for partnership investments and their respective valuation allowance of $211 thousand and $445 thousand. The state net operating losses of our leasing subsidiary as of December 31, 2017 will expire between 2023 and 2036.

As a result of the RBPI Merger, deferred tax assets were initially increased by $33.1 million related to purchase accounting adjustments and net deferred tax assets carried over from RBPI.

B. The provision (benefit) for income taxes consists of the following:

	December 31,
(dollars in thousands)	2017	2016	2015
Current	$13,812	$16,492	$12,006
Deferred	20,418	1,676	(2,834)
Total	$34,230	$18,168	$9,172

C. Applicable income taxes differed from the amount derived by applying the statutory federal tax rate to income as follows:

(dollars in thousands)	2017	Tax Rate	2016	Tax Rate	2015	Tax Rate
Computed tax expense at statutory federal rate	$20,036	35.0%	$18,972	35.0%	$9,074	35.0%
Tax-exempt income	(600)	(1.0)	(758)	(1.4)	(622)	(2.4)
State tax (net of federal tax benefit)	303	0.5	425	0.8	299	1.2
Non-deductible merger expense	455	0.8	—	—	105	0.4
Excess tax benefit – stock based compensation	(1,049)	(1.8)	(565)	(1.0)	—	—
Adjustment to net deferred tax assets for enacted changes in tax laws and rates	15,193	26.5	—	—	—	—
Other, net	(108)	(0.2)	94	0.1	316	1.2
Total income tax expense	$34,230	59.8%	$18,168	33.5%	$9,172	35.4%

D. Tax Law Changes – Impact to Tax Expense

With the enactment of the Tax Cuts and Jobs Act (“Tax Reform” or the “Tax Act”) on December 22, 2017, the federal corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. The Corporation's 2017 financial results included a charge of $15.2 million to income tax expense, primarily resulting from re-measuring the Corporation's net deferred tax assets to reflect the recently enacted lower tax rate effective January 1, 2018.

Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, we recognized a net income tax expense totaling $15.2 million, determined as follows:

Components of Provisional Tax Expense Related to Tax Law Changes

(dollars in thousands)
Deferred taxes related to items recognized in continuing operations	$14,410
Deferred taxes on net actuarial loss on defined benefit post-retirement benefit plans	275
Deferred taxes on net unrealized losses on available for sale investment securities	507
$15,192

Because ASC 740 requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations rather than backward tracing the adjustment through the accumulated other comprehensive income component of shareholders' equity, the net adjustment to deferred taxes detailed above included a net expense totaling $782 thousand related to items recognized in other comprehensive income.

E. Other Income Tax Information

In accordance with the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”, management recognizes the financial statement benefit of a tax position only after determining that the Corporation would more likely than not sustain the position following an examination. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. Management applied these criteria to tax positions for which the statute of limitations remained open.

There were no reserves for uncertain tax positions recorded during the twelve months ended December 31, 2017, 2016 or 2015.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2014.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in 2017.

As of December 31, 2017, the Corporation has net operating loss (“NOL”) carry-forwards for federal income tax purposes of $52.9 million, of which approximately $40 thousand was related to the 2010 merger with First Keystone Financial, Inc. (“FKF”) and is available to offset future federal taxable income through 2030. The remaining $52.9 million of federal net operating loss carry-forwards are a result of the RBPI Merger which are subject to an annual usage limitation of approximately $2.7 million. Management estimates it will be able to utilize an additional $6.0 million per year of the NOLs acquired in the RBPI Merger for a five-year period subsequent to December 15, 2017 due to the existence of net unrealized built-in gains (“NUBIG”) under IRC Section 382, these NOLs will begin to expire in 2030. In addition, the Corporation has alternative minimum tax (“AMT”) credits of $1.1 million, approximately $548 thousand of which are related to the RBPI Merger. The credit amounts do not expire. The amount of AMT credits that can be used per year are limited under IRC section 383. The Corporation has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to these amounts.

As a result of the July 1, 2010 merger with FKF, the Corporation succeeded to $2.5 million of tax bad debt reserves that existed at FKF as of June 30, 2010. As of December 31, 2017, the Corporation has not recognized a deferred income tax liability with respect to these reserves. These reserves could be recognized as taxable income and create a current and/or deferred tax liability at the income tax rates then in effect if one of the following conditions occurs: (1) the Bank’s retained earnings represented by this reserve are used for distributions, in liquidation, or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

Note 20 - Stock–Based Compensation

A. General Information

The Corporation permits the issuance of stock options, dividend equivalents, performance stock awards, stock appreciation rights and restricted stock units or awards to employees and directors of the Corporation under several plans. The performance awards and restricted awards may be in the form of stock awards or stock units. Stock awards and stock units differ in that for a stock award, shares of restricted stock are issued in the name of the grantee, whereas a stock unit constitutes a promise to issue shares of stock upon vesting. The accounting for awards and units is identical. The terms and conditions of awards under the plans are determined by the Corporation’s Management Development and Compensation Committee.

Prior to April 25, 2007, all shares authorized for grant as stock-based compensation were limited to grants of stock options. On April 25, 2007, the shareholders approved the Corporation’s “2007 Long-Term Incentive Plan” (the “2007 LTIP”) under which a total of 428,996 shares of the Corporation’s common stock were made available for award grants. On April 28, 2010, the shareholders approved the Corporation’s “2010 Long Term Incentive Plan” under which a total of 445,002 shares of the Corporation’s common stock were made available for award grants and on April 30, 2015, the shareholders approved an amendment and restatement of such plan (as amended and restated, the “2010 LTIP”) to, among other things, increase the number of shares available for award grants by 500,000 to 945,002.

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

PSAs and PSUs have a restriction based on the passage of time and also have a restriction based on a performance criteria. The performance criteria may be a market-based criteria measured by the Corporation’s total shareholder return (“TSR”) relative to the performance of the community bank index for the respective period. The fair value of the PSAs and PSUs based on the Corporation’s TSR relative to the performance of a designated peer group or the NASDAQ Community Bank Index is calculated using the Monte Carlo Simulation method. The performance criteria may also be based on a non-market-based criteria such as return on average equity relative to that designated peer group. The grant date fair value of these PSUs and PSAs is based on the closing price of the Corporation’s stock on the date of the grant. PSU and PSA grants may have a vesting percent ranging from 0% to 150%.

The following table summarizes the remaining shares authorized to be granted under the 2010 LTIP:

Shares Authorized for Grant
Balance, December 31, 2014	182,843
Shares authorized for grant under shareholder approved plans	500,000
Grants of RSUs	(24,514)
Grants of PSUs	(92,474)
Expiration of unexercised options	3,180
Non-vesting PSAs*	25,929
Forfeitures of PSAs and PSUs	22,801
Balance, December 31, 2015	617,765
Grants of RSUs	(33,142)
Grants of PSUs	(45,346)
Expiration of unexercised options	—
Non-vesting PSUs*	10,088
Forfeitures of PSUs	2,344
Forfeitures of RSUs	1,250
Balance, December 31, 2016	552,959
Grants of RSUs	(40,137)
Grants of PSUs	(41,323)
Expiration of unexercised options	250
Non-vesting PSUs*	—
Forfeitures of PSUs	3,899
Forfeitures of RSUs	4,305
Balance, December 31, 2017	479,953

          * Non-vesting PSAs and PSUs represent awards that did not meet their performance criteria, were cancelled and are available for future grant.

B. Fair Value of Options Granted

In connection with the CBH Merger, 181,256 fully vested options, with a value of $2.3 million which had been granted to former CBH employees and directors, were assumed by the Corporation.

No other stock options were granted or assumed during the twelve-month periods ended December 31, 2017, 2016 and 2015.

C. Other Stock Option Information – The following table provides information about options outstanding:

	For the Twelve Months Ended December 31,
	2017			2016			2015
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Options outstanding, beginning of period	185,023	$21.04	$4.88	290,853	$20.88	$4.85	447,966	$20.94	$4.75
Assumed in the CBH Merger	—	$—	$—	—	$—	$—	181,256	$17.73	$—
Expired	(250)	$22.00	$4.90	—	$—	$—	(3,180)	$21.33	$4.84
Exercised	(69,527)	$21.55	$4.91	(105,830)	$20.61	$7.32	(335,189)	$19.25	$4.62
Options outstanding, end of period	115,246	$20.73	$4.86	185,023	$21.04	$4.88	290,853	$20.88	$4.85

The following table provides information related to options as of December 31, 2017:

Range of Exercise Prices			Options Outstanding and Exercisable	Remaining Contractual Life (in years)	Weighted Average Exercise Price*
$10.36	to	$17.15	1,383	1.21	$12.58
$17.16	to	$18.30	65,050	1.64	18.27
$18.31	to	$21.30	563	6.05	18.33
$21.31	to	$24.27	48,250	0.63	24.27
Total Outstanding and Exercisable			115,246

*Price of exercisable options

For the years ended December 31, 2017, 2016, and 2015 there are no unvested options:

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	For the Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2015
Proceeds from strike price of value of options exercised	$1,498	$2,181	$6,452
Related tax benefit recognized	506	256	515
Proceeds of options exercised	$2,004	$2,437	$6,967
Intrinsic value of options exercised	$1,445	$1,125	$3,615

The following table provides information about options outstanding and exercisable options:

	As of December 31,
	2017		2016		2015
	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options
Number	115,246	115,246	185,023	185,023	290,853	290,853
Weighted average exercise price	$20.73	$20.73	$21.03	$21.03	$20.88	$20.88
Aggregate intrinsic value	$2,704,824	$2,704,824	$3,907,758	$3,907,758	$2,280,288	$2,280,288
Weighted average contractual term	1.2 yrs	1.2 yrs	2.0 yrs	2.0 yrs	2.9 yrs	2.9 yrs

As of December 31, 2017, all compensation expense related to stock options has been recognized.

D. Restricted Stock and Performance Stock Awards and Units

The Corporation has granted RSAs, RSUs, PSAs and PSUs under the 2007 LTIP and 2010 LTIP and in accordance with Rule 5635(c)(4) of the Nasdaq listing standards.

RSAs and RSUs

The compensation expense for the RSAs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight-line basis over the vesting period.

For the twelve months ended December 31, 2017, the Corporation recognized $752 thousand of expense related to the Corporation’s RSAs and RSUs. As of December 31, 2017, there was $2.0 million of unrecognized compensation cost related to RSAs and RSUs. This cost will be recognized over a weighted average period of 2.3 years.

The following table details the RSAs and RSUs for the twelve-month periods ended December 31, 2017, 2016 and 2015:

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	58,862	$29.57	42,802	$28.58	46,281	$23.17
Granted	40,137	$41.23	33,142	$29.67	24,514	$29.83
Vested	(18,987)	$29.40	(15,832)	$27.14	(27,993)	$20.73
Forfeited	(4,305)	$29.54	(1,250)	$29.12	—	$—
Ending balance	75,707	$35.80	58,862	$29.57	42,802	$28.58

PSAs and PSUs

The compensation expense for PSAs and PSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the vesting period. The grant date fair value of each grant was determined independently using the Monte Carlo Simulation. Assumptions used in the Monte Carlo Simulation for the grant of 21,330 PSUs, whose performance is based on TSR, in August 2017, included expected volatility of 20.91% and a risk-free rate of interest of 1.43%.

The Corporation recognized $1.3 million of expense related to the PSUs for the twelve months ended December 31, 2017. As of December 31, 2017, there was $2.5 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 1.8 years.

The following table details the PSAs and PSUs for the twelve-month periods ending December 31, 2017, 2016 and 2015:

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	192,844	$18.77	216,820	$15.07	217,318	$13.41
Granted	41,323	$37.86	45,346	$28.34	92,474	$16.42
Vested	(61,815)	$15.05	(56,890)	$13.38	(44,242)	$11.80
Non-vesting*	—	$—	(10,088)	$13.38	(25,929)	$11.80
Forfeited	(3,899)	$21.45	(2,344)	$15.37	(22,801)	$14.75
Ending balance	168,453	$24.76	192,844	$18.77	216,820	$15.07

* Non-vesting PSAs represent PSAs that did not meet their performance criteria, and were therefore cancelled. The associated expense, however, was incurred over the vesting period.

Note 21 - Earnings per Share

The calculation of basic earnings per share and diluted earnings per share is presented below:

(dollars in thousands,	Year Ended December 31,
except per share data)	2017	2016	2015

Numerator - Net income available to common shareholders	$23,016	$36,036	$16,754
Denominator for basic earnings per share – Weighted average shares outstanding*	17,150,125	16,859,623	17,488,325
Effect of dilutive potential common shares	248,798	168,499	267,996
Denominator for diluted earnings per share – Adjusted weighted average shares outstanding	17,398,923	17,028,122	17,756,321
Basic earnings per share	$1.34	$2.14	$0.96
Diluted earnings per share	$1.32	$2.12	$0.94
Antidilutive shares excluded from computation of average dilutive earnings per share	27,159	—	—

*Excludes restricted stock

All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Note 1-Q – “Summary of Significant Accounting Policies: Earnings per Common Share” for a discussion on the calculation of earnings per share.

Note 22 – Related Party Transactions

In the ordinary course of business, the Bank granted loans to principal officers, directors and their affiliates. The outstanding balances of loans, including undrawn commitments to lend, to such related parties at December 31, 2017 and 2016 were $8.1 million and $11.7 million, respectively.

Related party deposits amounted to $4.8 million and $6.0 million at December 31, 2017 and 2016, respectively.

Note 23 - Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2017 were $748.3 million. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credits are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligation under standby letters of credit as of December 31, 2017 was $17.0 million. There were no outstanding bankers’ acceptances as of December 31, 2017.

Contingencies

Legal Matters

In the ordinary course of its operations, the Corporation and its subsidiaries are parties to various claims, litigation, investigations, and legal and administrative cases and proceedings.  Such threatened claims, litigation, investigations, legal and administrative cases and proceedings typically entail matters that are considered incidental to the normal conduct of business. Claims for significant monetary damages may be asserted in many of these types of legal actions.  Based on the information currently available, the Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders.

On a regular basis, liabilities and contingencies in connection with outstanding legal proceedings are assessed utilizing the latest information available. For those matters where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, a liability may be recorded in the consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on at least a quarterly basis. For other matters, where a loss is not probable or the amount or range of the loss is not estimable, legal reserves are not accrued. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, management believes that the established legal reserves are adequate and the liabilities arising from legal proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Corporation.

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. As of December 31, 2017, there are no pending make-whole requests. As of December 31, 2017, the Corporation had no loans sold with recourse outstanding.

Concentrations of Credit Risk

The Corporation has a material portion of its loans in real estate-related loans. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is in the Corporation’s primary trade area which includes portions of Delaware, Chester, Montgomery and Philadelphia counties in Southeastern Pennsylvania. Management is aware of this concentration and attempts to mitigate this risk to the extent possible in many ways, including the underwriting and assessment of borrower’s capacity to repay. See Note 5 – “Loans and Leases” for additional information.

Note 24 - Dividend Restrictions

The Bank is subject to the Pennsylvania Banking Code of 1965 (the “Code”), as amended, and is restricted in the amount of dividends that can be paid to its sole shareholder, the Corporation. The Code restricts the payment of dividends by the Bank to the amount of its net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Board of Governors of the Federal Reserve System. The Bank’s total retained net income for the combined two years ended December 31, 2016 and 2017 was $38.5 million. The Bank did not issue any dividends to the Corporation during the twelve months ended December 31, 2017. Accordingly, the dividend payable by the Bank to the Corporation beginning on January 1, 2018 is limited to net income not yet earned in 2018 plus $38.5 million. The amount of dividends paid by the Bank may not exceed a level that reduces capital levels to below levels that would cause the Bank to be considered less than adequately capitalized as detailed in Note 25 – “Regulatory Capital Requirements”.

Note 25 - Regulatory Capital Requirements

A. General Regulatory Capital Information

Both the Corporation and the Bank are subject to various regulatory capital requirements, administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if taken, could have a direct material effect on the Corporation’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Beginning in 2015, new regulatory capital reforms, known as Basel III, issued as part of the Dodd-Frank Act began to be phased in. For more information, refer to the “Other Information” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

B. S-3 Shelf Registration Statement and Offerings Thereunder

In March 2015, the Corporation filed a shelf registration statement on Form S-3, SEC File No. 333-202805 (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, debt securities, warrants to purchase common stock, stock purchase contracts and units or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation may sell, from time to time, in one or more offerings, such securities in a dollar amount up to $200 million, in the aggregate.

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

For the twelve months ended December 31, 2017, the Corporation did not issue any shares through the Plan. No RFWs were approved during the twelve months ended December 31, 2017. No other sales of equity securities were executed under the Shelf Registration Statement during the twelve months ended December 31, 2017.

C. Shares Issued in Mergers and Acquisitions

In connection with the RBPI Merger, the Corporation issued 3,098,754 common shares, valued at $136.7 million, to former shareholders of RBPI. These shares were registered on an S-4 registration statement filed by the Corporation in April 2017 (SEC File No. 333-216995).

D. Share Repurchases

For the twelve-month periods ended December 31, 2017 and 2016, the Corporation repurchased 0 and 862,500 shares, respectively, of Corporation stock through its announced repurchase program. In addition, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers, in order to cover the statutory income tax withholdings related to such vesting.

E. Regulatory Capital Ratios

As set forth in the following table, quantitative measures have been established to ensure capital adequacy ratios required of both the Corporation and the Bank. As of December 31, 2017 and 2016, the Corporation and the Bank had met all capital adequacy requirements to which they were subject. Federal banking regulators have defined specific capital categories, and categories range from a best of “well capitalized” to a worst of “critically under-capitalized.” Both the Corporation and the Bank were classified as “well capitalized” as of December 31, 2017 and 2016.

The Corporation’s and the Bank’s capital amounts and ratios as of December 31, 2017 and 2016 are presented in the following table:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2017

Total capital to risk weighted assets:
Corporation	$461,414	13.85%	$333,068	10.00%
Bank	$387,067	11.65%	$332,388	10.00%

Tier I capital to risk weighted assets:
Corporation	$344,964	10.36%	$266,454	8.00%
Bank	$369,033	11.10%	$265,910	8.00%

Common equity Tier I risk weighted assets:
Corporation	$326,454	9.80%	$216,494	6.50%
Bank	$369,033	11.10%	$216,052	6.50%

Tier I leverage ratio (Tier I capital to total quarterly average assets):
Corporation	$344,964	10.04%	$171,804	5.00%
Bank	$369,033	10.75%	$171,609	5.00%

December 31, 2016

Total capital to risk weighted assets:
Corporation	$318,191	12.35%	$257,651	10.00%
Bank	$287,897	11.19%	$257,179	10.00%

Tier I capital to risk weighted assets:
Corporation	$270,845	10.51%	$206,121	8.00%
Bank	$270,083	10.50%	$205,743	8.00%

Common equity Tier I to risk weighted assets:
Corporation	$270,845	10.51%	$167,474	6.50%
Bank	$270,083	10.50%	$167,166	6.50%

Tier I leverage ratio (Tier I capital to total quarterly average assets):
Corporation	$270,845	8.73%	$155,035	5.00%
Bank	$270,083	8.73%	$154,761	5.00%

Note 26 - Selected Quarterly Financial Data (Unaudited)

	2017
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$30,326	$31,237	$33,198	$34,798
Interest expense	2,923	3,272	3,760	4,477
Net interest income	27,403	27,965	29,438	30,321
Provision for / (release of) loan and lease losses	291	(83)	1,333	1,077
Non-interest income	13,227	14,785	15,584	15,536
Non-interest expense	26,660	28,495	28,184	31,056
Income before income taxes	13,679	14,338	15,505	13,724
Income taxes	4,635	4,905	4,766	19,924
Net income / (loss)	$9,044	$9,433	$10,739	$(6,200)
Basic earnings (loss) per common share*	$0.53	$0.56	$0.63	$(0.35)
Diluted earnings (loss) per common share*	$0.53	$0.55	$0.62	$(0.35)
Dividend declared	$0.21	$0.21	$0.22	$0.22

	2016
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$28,269	$29,286	$29,514	$29,922
Interest expense	2,367	2,659	2,797	2,932
Net interest income	25,902	26,627	26,717	26,990
Provision for loan and lease losses	1,410	445	1,412	1,059
Non-interest income	13,153	13,781	13,786	13,248
Non-interest expense	24,996	26,220	25,371	25,087
Income before income taxes	12,649	13,743	13,720	14,092
Income taxes	4,328	4,810	4,346	4,684
Net income	$8,321	$8,933	$9,374	$9,408
Basic earnings per common share*	$0.49	$0.53	$0.56	$0.56
Diluted earnings per common share*	$0.49	$0.52	$0.55	$0.55
Dividend declared	$0.20	$0.20	$0.21	$0.21

*Earnings per share is computed independently for each period shown. As a result, the sum of the quarters may not equal the total earnings per share for the year.

Note 27 - Parent Company-Only Financial Statements

The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

A. Condensed Balance Sheets

	December 31,
(dollars in thousands)	2017	2016
Assets:
Cash	$68,535	$23,663
Investment securities	458	400
Investments in subsidiaries, as equity in net assets	580,230	384,751
Premises and equipment, net	2,189	2,288
Goodwill	245	245
Other assets	1,135	1,435
Total assets	$652,792	$412,782
Liabilities and shareholders’ equity:
Subordinated notes	98,416	29,532
Junior subordinated debentures	21,416	—
Other liabilities	4,158	2,123
Total liabilities	$123,990	$31,655
Common stock, par value $1, authorized 100,000,000 shares issued 24,360,049 shares and 21,110,968 shares as of December 31, 2017 and 2016, respectively, and outstanding 20,161,395 shares and 16,939,715 shares as of December 31, 2017 and 2016, respectively	$24,360	$21,111
Paid-in capital in excess of par value	371,486	232,806
Less common stock in treasury, at cost – 4,198,654 shares and 4,171,253 shares as of December 31, 2017 and 2016, respectively	(68,179)	(66,950)
Accumulated other comprehensive loss, net of deferred income taxes benefit	(4,414)	(2,409)
Retained earnings	205,549	196,569
Total shareholders’ equity	$528,802	$381,127
Total liabilities and shareholders’ equity	$652,792	$412,782

B. Condensed Statements of Income

	Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2015
Dividends from subsidiaries	$950	$17,718	$34,234
Net interest and other income	2,761	2,714	2,128
Total operating income	3,711	20,432	36,362
Expenses	2,782	2,443	2,140
Income before equity in undistributed income of subsidiaries	929	17,989	34,222
Equity in undistributed income of subsidiaries	21,053	17,600	(17,427)
Income before income taxes	21,982	35,589	16,795
Income tax (benefit) expense	(1,034)	(447)	41
Net income	$23,016	$36,036	$16,754

C. Condensed Statements of Cash Flows

	Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2015
Operating activities:
Net Income	$23,016	$36,036	$16,754
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(21,053)	(17,600)	17,427
Depreciation and amortization	154	151	121
Stock-based compensation cost	2,068	1,713	1,441
Other, net	1,241	1,000	508
Net cash provided by operating activities	5,426	21,300	36,251
Investing Activities:
Investment in subsidiaries	(15,300)	(15,000)	—
Net change in trading securities	(58)	—	16
Acquisitions, net of cash acquired	531	—	128
Net cash (used in) provided by investing activities	(14,827)	(15,000)	144
Financing activities:
Dividends paid	(14,799)	(13,961)	(13,837)
Proceeds from issuance of subordinated notes	68,829	—	29,456
Net purchase of treasury stock for deferred compensation plans	(115)	(133)	(128)
Net purchase of treasury stock through publicly announced plans	—	(7,971)	(26,418)
Proceeds from issuance of common stock	—	—	20
Excess tax benefit from stock-based compensation	—	—	783
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(1,140)	(745)	—
Proceeds from exercise of stock options	1,498	2,181	6,452
Net cash provided by (used in) financing activities	54,273	(20,629)	(3,672)
Change in cash and cash equivalents	44,872	(14,329)	32,723
Cash and cash equivalents at beginning of period	23,663	37,992	5,269
Cash and cash equivalents at end of period	$68,535	$23,663	$37,992

Note 28 - Segment Information

FASB Codification 280 – “Segment Reporting” identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s chief operating decision maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in this codification to the results of its operations.

The Corporation’s Banking segment consists of commercial and retail banking. The Banking segment is evaluated as a single strategic unit which generates revenues from a variety of products and services. The Banking segment generates interest income from its lending (including leases) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale in available for sale investment securities, gains on the sale of residential mortgage loans, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income and interchange revenue associated with its Visa Check Card offering. Also included in the Banking segment are two subsidiaries of the Bank, KCMI Capital, Inc. and Bryn Mawr Equipment Financing, Inc., both of which provide specialized lending solutions to our customers.

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware and Lau Associates are included in the Wealth Management segment of the Corporation since they have similar economic characteristics, products and services to those of the Wealth Management Division of the Corporation. BMT Investment Advisers, formed in May 2017, which serves as investment adviser to BMT Investment Funds, a Delaware statutory trust, is also reported under the Wealth Management segment.

In addition, with the October 1, 2014 acquisition of PCPB, followed by the April 1, 2015 acquisition of RJM and the May 2017 acquisition of Hirshorn Boothby, both of which were merged into PCPB (which was recently renamed BMT Insurance Advisors), the Wealth Management Division assumed responsibility for all insurance services of the Corporation.

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following table details the Corporation’s segments:

	As of or for the Twelve Months Ended December 31,
	2017			2016			2015
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$115,124	$3	$115,127	$106,233	$3	$106,236	$100,124	$3	$100,127
Less: loan loss provision	2,618	—	2,618	4,326	—	4,326	4,396	—	4,396
Net interest income after loan loss provision	112,506	3	112,509	101,907	3	101,910	95,728	3	95,731
Other income:
Fees for wealth management services	—	38,735	38,735	—	36,690	36,690	—	36,894	36,894
Service charges on deposit accounts	2,608	—	2,608	2,791	—	2,791	2,927	—	2,927
Loan servicing and other fees	2,106	—	2,106	1,939	—	1,939	2,087	—	2,087
Net gain on sale of loans	2,441	—	2,441	3,048	—	3,048	2,847	—	2,847
Net gain (loss) on sale of available for sale securities	101	—	101	(77)	—	(77)	931	—	931)
Net (loss) gain on sale of other real estate owned	(104)	—	(104)	(76)	—	(76)	123	—	123)
Insurance commissions.	—	4,589	4,589	—	3,722	3,722	—	3,745	3,745
Capital markets revenue	2,396	—	2,396	—	—	—	—	—	—
Other operating income	6,063	197	6,260	5,773	158	5,931	6,082	149	6,231
Total other income	15,611	43,521	59,132	13,398	40,570	53,968	14,997	40,788	55,785

Other expenses:
Salaries & wages	36,559	16,692	53,251	32,321	15,090	47,411	30,391	14,184	44,575
Employee benefits	6,632	3,820	10,452	6,257	3,291	9,548	7,298	2,907	10,205
Loss on pension plan settlement	—	—	—	—	—	—	17,377	—	17,377
Occupancy and bank premises	8,208	1,698	9,906	8,005	1,606	9,611	8,662	1,643	10,305
Amortization of intangible assets	783	1,951	2,734	872	2,626	3,498	1,172	2,655	3,827
Professional fees	2,998	270	3,268	3,516	143	3,659	3,227	126	3,353
Other operating expenses	30,323	4,461	34,784	24,112	3,835	27,947	31,975	3,973	35,948
Total other expenses	85,503	28,892	114,395	75,083	26,591	101,674	100,102	25,488	125,590
Segment profit	42,614	14,632	57,246	40,222	13,982	54,204	10,623	15,303	25,926
Intersegment (revenues) expenses*	(448)	448	—	(396)	396	—	(422)	422	—
Pre-tax segment profit after eliminations	$42,166	$15,080	$57,246	$39,826	$14,378	$54,204	$10,201	$15,725	$25,926
% of segment pre-tax profit after eliminations	73.7%	26.3%	100.0%	73.5%	26.5%	100.0%	39.3%	60.7%	100.0%
Segment assets (dollars in millions)	$4,398.5	$51.2	$4,449.7	$3,377.1	$44.4	$3,421.5	$2,983.2	$47.8	$3,031.0

*	Intersegment revenues consist of rental payments, deposit interest and management fees.

Other segment information:

Wealth Management Segment Information

(dollars in millions)	December 31, 2017	December 31, 2017
Assets under management, administration, supervision and brokerage	$12,968.7	$11,328.5

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2017 are effective.

•	Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2017, and a report from our independent registered public accounting firm attesting to the effectiveness of our internal controls:

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

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2017, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2017, the Corporation’s system of internal control over financial reporting is effective.

KPMG, LLP, which is the independent registered public accounting firm that audited the financial statements in this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting, which can be found under the heading “Report of Independent Registered Public Accounting Firm” at page 54, and is incorporated by reference herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is incorporated by reference to the sections titled “Our Board of Directors,” “Information About our Directors,” “Information About our Executive Officers,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for Item 11 is incorporated by reference to section titled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 is incorporated by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the section “Independent Registered Public Accounting Firm” in the 2018 Proxy Statement.

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
2.8

Amendment to Purchase and Assumption Agreement, dated as of November 14, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on November 19, 2012

2.9

Agreement and Plan of Merger, dated as of May 5, 2014, by and between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on May 5, 2014

2.10

Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 23, 2014

2.11

Stock Purchase Agreement, dated as of August 21, 2014, by and among The Bryn Mawr Trust Company, Donald W. Parker, Edward F. Lee, and Powers Craft Parker and Beard, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

2.12

Amendment to Stock Purchase Agreement, dated as of October 1, 2014, by and among The Bryn Mawr Trust Company, Donald W. Parker, Edward F. Lee, and Powers Craft Parker and Beard, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 3, 2014

2.13

Agreement and Plan of Merger, dated as of January 30, 2017, by and between Bryn Mawr Bank Corporation and Royal Bancshares of Pennsylvania, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on January 31, 2017

2.14

Amendment No. 1 to Agreement and Plan of Merger, dated December 14, 2017, by and between Bryn Mawr Bank Corporation and Royal Bancshares of Pennsylvania, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on December 18, 2017

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

4.5

Indenture, dated as of December 13, 2017 between Bryn Mawr Bank Corporation and U.S. Bank National Association, as trustee, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on December 13, 2017

4.6

First Supplemental Indenture, dated as of December 13, 2017 between Bryn Mawr Bank Corporation and U.S. Bank National Association as trustee, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on December 13, 2017

4.7

Form of 4.25% Fixed-to-Floating Rate Subordinated Note due December 15, 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.2), incorporated by reference to the Corporation’s Form 8-K filed with the SEC on December 13, 2017

4.8

Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004, incorporated by reference to Exhibit 4.1 to RBPI’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.1) filed with the SEC on November 1, 2004

4.9

Junior Subordinated Debt Security Due 2034 issued by Royal Bancshares of Pennsylvania, Inc. to JPMorgan Chase Bank, as Institutional Trustee, dated October 27, 2004, incorporated by reference to Exhibit 4.2 to RBPI’s Current Report on Form 8-K (included as Exhibit A to Exhibit 10.2) filed with the SEC on November 1, 2004

4.10

Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004, incorporated by reference to Exhibit 10.1 to RBPI’s Current Report on Form 8-K filed with the Commission on November 1, 2004

4.11

Indenture by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Trustee, dated October 27, 2004, incorporated by reference to Exhibit 10.2 to RBPI’s Current Report on Form 8-K filed with the Commission on November 1, 2004

4.12

Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, dated October 27, 2004, incorporated by reference to Exhibit 10.3 to RBPI’s Current Report on Form 8-K filed with the Commission on November 1, 2004

Exhibit No.	Description and References
4.13

Guarantee Agreement by and between Royal Bancshares of Pennsylvania, Inc. and JPMorgan Chase Bank, as Guarantee Trustee, October 27, 2004, incorporated by reference to Exhibit 10.4 to RBPI’s Current Report on Form 8-K filed with the Commission on November 1, 2004

4.14

Warrant to Purchase Class A Common Stock, issued February 20, 2009, by Royal Bancshares of Pennsylvania, Inc. to the United States Department of the Treasury, incorporated by reference to Exhibit 4.1 to RBPI’s Current Report on Form 8-K filed with the Commission on February 26, 2009

10.1*

Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2**

Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.3*

Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.4*

Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*

Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2008 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*

Employment Letter Agreement, dated as of April 25, 2014, between the Corporation and Francis J. Leto, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 25, 2014

10.7*

Amendment to 2012 Restricted Stock Agreement, dated August 20, 2014, between Bryn Mawr Bank Corporation and Fredrick C. Peters, II, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on August 21, 2014

10.8*

Amendment to 2013 Restricted Stock Unit Agreement, dated August 20, 2014, between Bryn Mawr Bank Corporation and Fredrick C. Peters, II, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on August 21, 2014

10.9*	Standard Form of Executive Change-of-Control Agreement, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed with the SEC on December 18, 2017

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

10.20**	Form of Restricted Stock Unit Agreement for Employees (Time-Based Cliff Vesting), incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q filed with the SEC on August 7, 2015

10.21**	Bryn Mawr Bank Corporation 2010 Long-Term Incentive Plan, effective April 28, 2010, incorporated by reference to Exhibit 10.24 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2010

10.22**

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

10.24	Continental Bank Holdings, Inc. Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 of the Corporation’s Form S-8 filed with the SEC on January 22, 2015

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

10.34*	Form of Restricted Stock Unit Agreement for Directors (Time/Performance Based), filed herewith

10.35**	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based), incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.36**	Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based), incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.37**	Form of Restricted Stock Unit Agreement – Inducement Grant, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.38	Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective April 30, 2015, incorporated by reference to the Corporation’s prospectus supplement filed with the SEC on May 1, 2015 pursuant to Rule 424 (b) under the Securities Act of 1933, as amended

10.39*	Employment Letter Agreement, dated December 15, 2017, by and between The Bryn Mawr Trust Company and F. Kevin Tylus, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on December 18, 2017

Exhibit No.	Description and References
10.40	Form of Subordinated Note Purchase Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and the Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.41	Form of Registration Rights Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.42*	Employment Letter Agreement, dated September 8, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.43*	Executive Change-of-Control Severance Agreement, dated as of September 8, 2015, by and between The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.44*

Employment Agreement. dated as of April 1, 2015, between The Bryn Mawr Trust Company and Lori Goldman, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC on November 3, 2017

10.45*	Employment Letter Agreement, dated November 20, 2017, by and between Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Jennifer Dempsey Fox, filed herewith

10.46*	Form of Restricted Stock Unit Agreement for New Employee, filed herewith

12.1	Ratio of Earnings to Fixed Charges, filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2017 Annual Meeting to be held on April 19, 2018, expected to be filed with the SEC on or about March 9, 2018

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Management contract or compensatory plan arrangement.

**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Item 15(c) — Not Applicable

Item 16 — None.

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Bryn Mawr Bank Corporation

By  /s/ Michael W. Harrington
         Michael W. Harrington
         Chief Financial Officer

         (Principal Financial Officer)

Date: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Britton H. Murdoch	Chairman and Director	March 1, 2018
Britton H. Murdoch

/s/ Francis J. Leto	President and Chief Executive Officer	March 1, 2018
Francis J. Leto	(Principal Executive Officer) and Director

/s/ Michael W. Harrington	Chief Financial Officer	March 1, 2018
Michael W. Harrington	(Principal Financial Officer)

/s/ Michael T. LaPlante	Chief Accounting Officer	March 1, 2018
Michael T. LaPlante	(Principal Accounting Officer)

/s/ Diego F. Calderin	Director	March 1, 2018
Diego F. Calderin

/s/ Michael J. Clement	Director	March 1, 2018
Michael J. Clement

/s/ Andrea F. Gilbert	Director	March 1, 2018
Andrea F. Gilbert

/s/ Wendell F Holland	Director	March 1, 2018
Wendell F. Holland

/s/ Scott M. Jenkins	Director	March 1, 2018
Scott M. Jenkins

/s/ Jerry L. Johnson	Director	March 1, 2018
Jerry L. Johnson

/s/ A. John May, III	Director	March 1, 2018
A. John May, III

/s/ Lynn B. McKee	Director	March 1, 2018
Lynn B. McKee

/s/ F. Kevin Tylus	Director	March 1, 2018
F. Kevin Tylus