Form 10-K/A
period 2017-12-31
BRYN MAWR BANK CORP
filed 2018-03-02
CIK 802681

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Bryn Mawr Bank Corporation for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 1, 2017 (“the Original Filing”), is being filed solely to include interactive data filings exhibits, which were omitted from the original filing, and to claim a Regulation S-T Section 232.201(c) hardship exemption by including the required text of Section 232.201(c)(1)(i) in Exhibit 99 herein. The interactive data filings exhibits were omitted because our financial printer was unable to upload the XBRL files due to technical problems with their system that were beyond our control.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.

Those sections of the Original Filing that are unaffected by the Amendment are not included herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a) (3) and (b) — Exhibits

Exhibit No.	Description and References
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

10.12*+	Form of Restricted Stock Unit Agreement for Executives (Time/Performance Based), filed herewith

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

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

10.34*+	Form of Restricted Stock Unit Agreement for Directors (Time/Performance Based), filed herewith

10.35**	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based), incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.36**	Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based), incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.37**	Form of Restricted Stock Unit Agreement – Inducement Grant, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.38	Second Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective April 30, 2015, incorporated by reference to the Corporation’s prospectus supplement filed with the SEC on May 1, 2015 pursuant to Rule 424 (b) under the Securities Act of 1933, as amended

10.39*	Employment Letter Agreement, dated December 15, 2017, by and between The Bryn Mawr Trust Company and F. Kevin Tylus, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on December 18, 2017

Exhibit No.	Description and References
10.40	Form of Subordinated Note Purchase Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and the Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.41	Form of Registration Rights Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.42*	Employment Letter Agreement, dated September 8, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.43*	Executive Change-of-Control Severance Agreement, dated as of September 8, 2015, by and between The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.44*

Employment Agreement. dated as of April 1, 2015, between The Bryn Mawr Trust Company and Lori Goldman, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC on November 3, 2017

10.45*+	Employment Letter Agreement, dated November 20, 2017, by and between Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Jennifer Dempsey Fox, filed herewith

10.46*+	Form of Restricted Stock Unit Agreement for New Employee, filed herewith

12.1+	Ratio of Earnings to Fixed Charges, filed herewith

21.1+	List of Subsidiaries, filed herewith

23.1+	Consent of KPMG LLP, filed herewith

31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2017 Annual Meeting to be held on April 19, 2018, expected to be filed with the SEC on or about March 9, 2018

99.2	232.201(c) Regulation S-T legend regarding hardship exemption, filed herewith

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Management contract or compensatory plan arrangement.

**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

+	Previously filed.

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